Form 10-K
period 1994-01-01
KROGER CO
filed 1994-03-11
CIK 56873

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-K

                             ANNUAL REPORT

                Pursuant to Section 13 or 15 (d) of the
                    Securities Exchange Act of 1934


For the Fiscal Year Ended               Commission File No. 1-303
      January 1, 1994

                            THE KROGER CO.

An Ohio Corporation             I.R.S. Employer Identification
                                       No. 31-0345740

Address                                            Telephone Number
- -------                                            ----------------
1014 Vine St.                                       (513) 762-4000
Cincinnati, Ohio   45202

Securities registered pursuant to section 12 (b) of the Act:
                                             Name of Exchange on
Title of Class                                 which Registered
- --------------                           --------------------------
Common $1 par value                        New York Stock Exchange
 108,129,456 shares outstanding on
  February 11, 1994

6-3/8% Convertible Junior Subordinated     New York Stock Exchange
 Notes due 1999, face $1000
 200,000 notes outstanding

9% Senior Subordinated Notes               New York Stock Exchange
 due 1999, face $1000
 125,000 notes outstanding

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X       No          .
     --------        --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the Common Stock of The Kroger Co.
held by nonaffiliates as of February 11, 1994:   $2,521,592,309

Documents Incorporated by Reference:
     Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 6, 1994 incorporated by reference into Parts II and III of Form 10-K.

                                PART I

ITEM 1.  BUSINESS

The Company was founded in 1883, incorporated in 1902, and maintains its principal executive offices in Cincinnati, Ohio. The Company is the nation's largest supermarket operator measured by total sales for 1993. The retail food business in which the Company is engaged is highly competitive. The Company had approximately 190,000 employees on January 1, 1994. At January 1, 1994, the Company operated 1,277 supermarkets in 24 states.

At January 1, 1994, the Company operated, directly or through franchise agreements, 931 convenience stores in 16 states. The Company also operates food processing facilities which enable the Company's stores to offer quality, low-cost private label perishable and non-perishable products, and a warehouse and distribution system which supplies products to its stores.


FOOD OPERATIONS
- ---------------
As of January 1, 1994, the Company operated 1,277 supermarkets, the locations of most of which are leased. Of this number, 1,038 supermarkets were operated under the Kroger name principally in the Midwest, South, Southeast, and Southwest in sixteen states (the "Kroger Supermarkets"). Dillon Companies, Inc. ("Dillon"), a wholly-owned subsidiary of the Company, operated 239 supermarkets in nine states, directly or through wholly-owned subsidiaries ("Dillon Supermarkets"). The Dillon Supermarkets are principally located in Colorado, Kansas, Arizona and Missouri, and operated under various names including "Dillon Food Stores," "King Soopers," "Fry's Food Stores," "Gerbes Supermarkets," "City Market," and "Sav-Mor."

Foodland Distributors is a joint wholesaling venture formed in 1984 by the Company and Wetterau Incorporated which sells a full line of grocery and general merchandise products and support services to independent and chain store retailers, including Kroger, in Michigan.

The Kroger and Dillon Supermarkets sell national and regional brand food and grocery products as well as private label products. Over one-half of these private label items are manufactured by the Company. The remainder are manufactured by outside vendors to Kroger specifications. The Dillon Supermarkets also offer private label items supplied by Topco Associates (a private label buying group) and private label merchandise supplied by local cooperatives and wholesalers.

The Company's primary focus is on the combination food and drug store format, which offers a pharmacy plus a variety of service-oriented specialty departments in addition to the more traditional presentation of supermarkets. Combining a food store with a pharmacy, a typical combination store offers more than 40,000 individual items in a modern format. Specialty departments including floral, service meat, seafood, pharmacy, expanded health and beauty care, video rental, book stores, cosmetics, photo finishing, deli, bakery, cheese and seasonal nonfood general merchandise, provide shoppers with a convenient one-stop shopping opportunity.

The Company's combination stores range from 40,000 to 80,328 square feet in size with an average size of 50,486 square feet. At January 1, 1994, combination stores accounted for 55% of the store base, 68% of supermarket square footage, and 70% of food store sales. These figures compare with 48% of the store base, 62% of supermarket square footage, and 61% of food store sales at year end 1988.

The Company's superstores, which have no pharmacy and limited specialty departments, and fewer square feet, continue to be an important component of the Company's store mix. At January 1, 1994, superstores represented 38% of the store base but only 28% of the square footage and 27% of the food store sales. Superstores average 30,665 square feet in size.

Conventional stores are the oldest store format and offer few, if any, specialty departments. Conventional stores are substantially smaller in total square footage, averaging 17,203 square feet, and contributed 3% of total supermarket sales in 1993.

CONVENIENCE STORES
- ------------------
At January 1, 1994, the Company's Dillon convenience store group operated, directly or through franchise agreements, 931 convenience stores in 16 states as follows:



Chain                  No. Stores      Sq. Feet        States of Operation
- -----                  ----------    -----------     -----------------------
Kwik Shop                  192          495,000      Iowa, Kansas, Nebraska,
                                                     Oklahoma, Illinois
Quik Stop                  117          262,000      California
Time Savers                123          297,000      Louisiana
Turkey Hill                215          525,000      Pennsylvania
Loaf 'N Jug                 71          224,000      Colorado, New Mexico,
                                                     Oklahoma
Mini Mart                  109          267,000      Colorado, Montana, Nebraska,
                                                     North Dakota, South Dakota,
                                                     Wyoming
Tom Thumb                  104          271,000      Alabama, Florida
                           ---        ---------
                           931        2,341,000


Dillon convenience stores averaged 2,514 square feet at January 1, 1994. The average store employs six to seven employees, with one or two employees on duty at any given time.

Each week, an average of 1,450 customers visit a typical Dillon convenience store to purchase gasoline and 5,300 customers visit to purchase groceries. Each gasoline customer spends an average of $8.74 per visit and each inside store customer spends an average of $1.97 per visit. The average convenience store carries 3,000 items. About 62% of a convenience store's non-gasoline sales are generated by five product categories: soft drinks, beer, snacks, candy and tobacco products.

Each convenience store division is independently run and requires little general or administrative corporate support. The convenience store group has grown primarily by acquisition.

MANUFACTURING OPERATIONS
- ------------------------
The Company's 37 food processing facilities supply private label products to the Company's supermarkets. The Company's dairy division provides private label milk, ice cream, cheese, cultured products, bottled water and juice. The Company's bakeries provide a wide variety of bread, rolls and sweet goods. The Company's grocery products division produces deli items, spices, salad dressings, jellies, peanut butter, and a host of other grocery items.

OTHER
- -----
The Company plans to expend $45-$60 million during the period 1994-1998 to remain in compliance with environmental laws relating to underground storage tanks and refrigerants.

ITEM 2.   PROPERTIES

As of January 1, 1994, the Company operated more than 2,200 owned or leased supermarkets, convenience stores, distribution warehouses and food processing facilities, through store marketing areas, subsidiaries or affiliates. These facilities are located principally in the Midwest, South and Southwest. A majority of the properties used in the conduct of the Company's business are leased.

Store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment, are generally owned by the Company. The total cost of the Company's owned assets is reported in Schedule V - Property, Plant and Equipment and the Accumulated Depreciation and Amortization are set forth in Schedule VI.

Leased premises generally have base terms ranging from ten to twenty-five years with renewal options for additional periods.
Some options provide the right to purchase the property after conclusion of the lease term. Store rentals are normally payable monthly at a stated amount or at a guaranteed minimum amount plus a percentage of sales over a stated dollar volume. Rentals for the distribution, processing and miscellaneous facilities generally are payable monthly at stated amounts. For additional information on leased premises, see "Leases" in the Notes to Consolidated Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS

There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust and civil rights laws. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of these claims and lawsuits, nor their likelihood of success, the Company is of the opinion that any resulting liability will not have a material adverse effect on the Company's financial position.

Following the announcement of the Restructuring Program, several complaints purporting to be class actions were filed in the Court of Common Pleas, Hamilton County, Ohio (the "Court"). The Court then consolidated the actions under the caption In Re: The
Kroger Co. Shareholders Litigation, Consolidated C.A. No. A-8807634 (the "Shareholder Action"). On October 7, 1988, a consolidated amended complaint was filed naming the Company and the Board of Directors as defendants (the "Consolidated Complaint"). The Consolidated Complaint alleged, among other things, that the Board of Directors breached its fiduciary duties to the Company's shareholders in adopting the Restructuring Program. The Company subsequently entered into a settlement agreement with attorneys for most of the plaintiffs but the Court of Appeals, Hamilton County, Ohio, declined, on procedural grounds, to uphold the agreement. As a result, the Shareholder Action was remanded to the trial court for further proceedings. The Company thereafter filed a motion for summary judgment. On July 17, 1992, the Court granted the Company's motion for summary judgment and entered judgment in favor of the Company, and the judgment was appealed. On November 19, 1993, the Court of Appeals affirmed the judgment of the trial court in favor of the Company. The time period for any further appeals has lapsed.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS


                               Common Stock Price Range
- -----------------------------------------------------------------------------------
                                1993                    1992
                       ---------------------    --------------------
Quarter                 High           Low       High          Low
- -------                ------        -------    ------        ------
   1st                 19-1/2        14         21-1/8        16-3/4
   2nd                 19-5/8        16-5/8     19-1/8        15-5/8
   3rd                 21-3/4        16-1/4     16            11-1/4
   4th                 20-7/8        17-1/2     15-7/8        11-3/8


Main trading market - New York Stock Exchange (Symbol KR)

Number of shareowners at year-end 1993:           66,304
Number of shareowners at February 11, 1994        70,746
     Determined by number of shareholders of record

The Company has not paid dividends on its Common Stock for the past two fiscal years. See Quarterly Data Note to Consolidated
Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA


                                               FISCAL YEARS ENDED
                         ------------------------------------------------------------------
                         JANUARY 1,   JANUARY 2,   DECEMBER 28,  DECEMBER 29,  DECEMBER 30,
                            1994         1993          1991          1990          1989
                         (52 WEEKS)   (53 WEEKS)    (52 WEEKS)    (52 WEEKS)    (52 WEEKS)
                         ------------------------------------------------------------------
                              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Sales from continuing
 operations............. $22,384,301  $22,144,588  $21,350,530   $20,260,974   $19,103,671
Earnings (loss) from
 continuing operations
 before extraordinary
 loss and cumulative ef-
 fect of change in
 accounting(A)..........     170,805      101,160      100,694        83,290       (16,251)
Extraordinary loss (net
 of income tax
 credit)(B) ............     (23,832)    (107,103)     (20,839)         (910)      (56,471)
Cumulative effect of
 change in accounting
 (net of income tax
 credit)(C).............    (159,193)
Net earnings (loss)(A)..     (12,220)      (5,943)      79,855        82,380       (72,722)
Earnings (loss) per
 share
 Earnings (loss) from
  continuing operations
  before extraordinary
  loss(A)...............        1.50         1.11         1.12           .96          (.23)
 Extraordinary loss(B)..        (.19)       (1.17)        (.23)         (.01)         (.69)
 Cumulative effect of
  change in
  accounting(C).........       (1.28)
 Net earnings (loss)(A).         .03         (.06)         .89           .95          (.92)
Total assets............   4,480,464    4,303,084    4,114,351     4,118,542     4,241,987
Long-term obligations,
 including obligations
 under capital leases...   4,135,013    4,472,978    4,407,764     4,557,838     4,737,393
Shareowners' deficit....  (2,459,642)  (2,700,044)  (2,749,183)   (2,860,461)   (2,965,543)
Cash dividends per com-
 mon share..............     (D)          (D)          (D)           (D)           (D)
- -------------------------------------------------------------------------------------------

(A) See Other Charges in the Notes to Consolidated Financial Statements for information pertaining to 1993. During the year ended December 29, 1990 the Company recorded a pre-tax gain of $26,754 related to the disposition of an equity investment in an unaffiliated company. During the year ended December 30, 1989 the Company recorded a pre-tax gain of $28,405 from the sale of assets and recorded a $10,362 pre-tax charge to earnings related to the revaluation of various assets.
(B) See Extraordinary Loss in the Notes to Consolidated Financial Statements.
(C) See Postretirement Health Care and Life Insurance Benefits in the Notes to Consolidated Financial Statements.
(D) The Company is prohibited from paying cash dividends under the terms of its restated Credit Agreement.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES
Sales in the fourth quarter 1993, which included 12 weeks, decreased 5.2% below the same quarter in 1992, which included 13 weeks. Adjusting 1992's sales for the extra week and excluding sales from the Company's San Antonio, Texas stores which were sold in August 1993, sales in the 1993 fourth quarter increased 3.8%. Sales for the full year, including the extra week in 1992 and the San Antonio sales, increased 1.1% over those for 1992. Excluding the extra week and the San Antonio stores, full year 1993 sales increased 3.6% over 1992. A review of sales by lines of business for the three years ended January 1, 1994, is as follows:

                                         1993           1992           1991
                          % OF 1993 -------------- -------------- --------------
                            SALES   AMOUNT  CHANGE AMOUNT  CHANGE AMOUNT  CHANGE
                    ------------------------------------------------------------
                                          (MILLIONS OF DOLLARS)
Food Stores..............   91.3%   $20,443 +1.1%  $20,199 +3.4%  $19,533 +5.7%
Convenience Stores.......    4.3%       951 +3.9%      916 +6.0%      864 +0.2%
Other sales..............    4.4%       990 -3.9%    1,030 +8.0%      954 +4.4%
                           ------   -------        -------        -------
Total sales..............  100.0%   $22,384 +1.1%  $22,145 +3.7%  $21,351 +5.4%

Sales in identical food stores for the full year 1993 (those operating a full year and not expanded) increased 1.6% from the prior year. Excluding Michigan, which had a sixty-seven day strike during the second and third quarters of 1992, identical food stores sales increased 1.2% for all of 1993 and 1.1% in the fourth quarter 1993 versus the same periods in 1992. These increases were achieved despite low overall food inflation and deflation in some commodities in both 1993 and 1992, intense new supermarket competition in markets like Houston, Texas and Toledo, Ohio, and expanding supercenter competition in many other markets.

1993 convenience stores sales changes as compared to the same periods in 1992 were as follows:

                                                        4TH QUARTER YEAR-TO-DATE
                                                      --------------------------
Total Sales............................................    -3.8%        3.9%
Identical..............................................     1.7%        3.6%
In-Store Sales:
  Total................................................    -4.1%        2.7%
  Identical............................................     3.9%        4.5%
Gasoline Sales:
  Total................................................    -3.5%        5.2%
  Identical............................................     -.6%        2.6%
Gasoline Gallons:
  Total................................................      .1%        7.7%
  Identical............................................     3.4%        5.3%

The fourth quarter and full year 1993 sales for the seven-company convenience store group were enhanced by strong in-store sales and increases in gasoline gallons sold but were depressed by decreases in gasoline retail prices.

Other sales include outside sales by the Company's manufacturing divisions and sales of general merchandise to a drug store company in which the Company maintains an equity interest. The drug store company is expected to complete an expansion of its warehouse in early 1994 and to discontinue its purchases from the Company. The Company expects that this will result in a decline of approximately 45% to 50% in other sales.

Total food store square footage, excluding the San Antonio stores disposition, increased 3.2%, 2.5% and 2.2% in 1993, 1992, and 1991, respectively. The Company expects to increase retail food store square footage by 4 1/2 to 5% each year from 1994 through 1996. Convenience store square footage declined .7% and 2.1% in 1993 and 1991 respectively, and increased .2% in 1992. Sales per average square foot for the last three years were:

                                                                   TOTAL SALES
                                                                       PER
                                                                  AVERAGE SQUARE
                                                                       FOOT
                                                                  --------------
                                                                  1993 1992 1991
                                                       -------------------------
Food Stores...................................................... $398 $402 $398
Convenience Stores............................................... $405 $389 $364


Food stores sales per average square foot for 1992 includes the extra week. Without the extra week the amount would have been $394.

The Company was able to maintain sales growth in 1993 in the face of new and intense competition for a number of reasons. Fierce price competition in markets, such as Dayton, Ohio and Houston and Dallas, Texas, has abated somewhat. The Company's Michigan operations have begun to recover from a prolonged strike in 1992. The Company's efforts to reduce the cost of products through improved procurement and distribution practices have made the Company more price competitive and attractive to consumers without sacrificing gross profit. Finally, the shift in customer interest to private label products has enhanced sales. The Company's line of private label products, many of which are manufactured by the Company, have met with increasing acceptance by consumers. While these factors likely will continue to benefit the Company in 1994, the ability to generate sales growth may be limited by significant competitive entries into markets such as Atlanta and Indiana, as well as continued supercenter growth.

Sales in 1992 showed an improvement over 1991 primarily due to the extra week in the fiscal year. Sales in 1991 benefited from the purchase of the former Great Scott! Stores in Michigan in late 1990, the continued maturation of the Company's combination food store format, and significant growth in private label products.

EBITD
The Company's Credit Agreement, dated January 21, 1992, and the indentures underlying approximately $1.7 billion of publicly issued debt contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, unusual and extraordinary items ("EBITD"). These covenants are based, among other things, upon generally accepted accounting principles ("GAAP") as applied on a date prior to January 3, 1993. The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At January 1, 1994 the Company was in compliance with all covenants of its Credit Agreement and publicly issued debt. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

During 1993, EBITD, which does not include the effect of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or the charges related to the disposition of the San Antonio stores, increased 7.5% to $976.8 million compared to $908.2 million in 1992 and $968.0 million in 1991. 1992's EBITD was negatively affected by a Michigan strike which reduced EBITD by approximately $69 million and was increased by the extra week in the fiscal year. 1993's EBITD increase was primarily the result of increased sales combined with an improved gross profit rate.

MERCHANDISE COSTS
Merchandise costs include warehousing and transportation expenses and LIFO charges or credits. The following table shows merchandising costs as a percent of sales and the relative effect of LIFO charges:

                                                            1993    1992   1991
                                                           ---------------------
Merchandise costs as reported............................. 76.43%  77.12% 77.19%
LIFO charge (credit)......................................  (.02%)   .03%   .12%
                                                           ------  ------ ------
Merchandise costs as adjusted............................. 76.45%  77.09% 77.07%

The Company's gross profit rate in 1993 improved over previous years in all categories with the exceptions of pharmacy and deli. The improvement was due in large measure to improved results in Michigan which was affected by a strike in 1992, an increase in private label sales, a reduction in coupon costs, and cost reduction programs in procurement and warehousing.

The Company expects gross profit as a percent of sales to improve in the future as benefits are derived from coupon scanning and a decline in multiple couponing. Coupon scanning allows the Company to readily determine the validity of coupons presented. The effect of reduced multiple couponing is enhanced by a reduction in the face value and quantity of vendor coupons. The Company also expects to show gross profit improvement from coordinated procurement and the continued expansion of private label sales. The Company produces many of its own private label products and, therefore, has lower product costs for such items than could be obtained through procurement. Some of the gross profit benefit will be reflected in lower prices to protect or enhance the Company's competitive position.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES
Operating, general and administrative expenses as a percent of sales in 1993, 1992 and 1991 were 17.98%, 17.51% and 17.15%, respectively. Excluding the effect of SFAS No. 106 from 1993, operating, general and administrative expenses as a percent of sales were 17.89%.

The increase in operating, general and administrative expenses over last year was due in part to the increase in incentive pay for both management and store employees, reflecting 1993's improved performance compared to 1992. The Company also has experienced increases in collectively bargained wages, health insurance, general liability claims, and other store expenses.

Controlling operating, general and administrative expenses is a significant challenge to the Company. Beginning in 1992 and continuing through 1995, the Company expects to spend approximately $125 million of capital to increase technological capabilities with the goal of reducing operating costs. The Company has dedicated management resources to improve its procurement, logistics, administrative, and accounting functions, both to realize the benefits of improved technological capability and otherwise to control costs. The Company also has begun the redesign of some specialty departments within the food stores to realize cost savings. The Company currently is absorbing the expense of converting some full service departments to self service. This effort will continue during 1994 and 1995, and the Company expects to realize some benefit from these efforts beginning in late 1994.

INCOME TAXES
The effective income tax rates were 39.8%, 41.7% and 40.3% for 1993, 1992 and 1991, respectively. 1993's income tax expense includes a $4.2 million charge to increase deferred taxes for the change in the federal income tax rate.

NET EARNINGS (LOSS)
Net earnings (loss) totaled $(12.2) million in 1993 compared to $(5.9) million in 1992 and $79.9 million in 1991. Earnings in 1993 compared to 1992 and 1991 was affected by: (i) a 1993 charge against earnings of $159.2 million after taxes for the cumulative effect of a change in accounting for retiree benefits,
(ii) an extraordinary loss from the early retirement of debt in 1993 of $23.8 million compared to $107.1 million in 1992 and $20.8 million in 1991, (iii) a sixty-seven day strike in Michigan during 1992, (iv) a LIFO credit in 1993 of $3.2 million versus a charge of $8.1 million in 1992 and $26.2 million in 1991, and (v) net interest expense in 1993 of $390.0 million versus $474.8 million in 1992 and $531.1 million in 1991. 1993's net earnings also include a $4.4 million pre-tax ($2.7 million after tax) one-time charge related to a change in the estimated useful life of certain computer equipment and a $22.7 million charge ($15 million after tax) in connection with the disposition of the San Antonio stores. Severance pay, unemployment benefits costs and loss on sale of assets are included in this charge.

LIQUIDITY AND CAPITAL RESOURCES
DEBT MANAGEMENT AND INTEREST EXPENSE
The Company continued to reduce interest expense during 1993. The Company was successful in placing $1.6 billion of senior subordinated or senior secured debt during 1992 and 1993 with an average rate of 9.39% and $200 million of convertible junior subordinated notes with a rate of 6.375%. The Company also borrowed $100 million at a rate equal to LIBOR + 1.25% or, at the Company's election, such lenders' base rate + .25%, pursuant to a term facility under the Credit Agreement. The proceeds from these offerings and the issuance of 13,275,000 shares of common stock with proceeds of $203.5 million, were used to redeem or repurchase, on the open market, high yield subordinated debt with an average rate of 14.2% (see "Repurchase and Redemption of Subordinated Debt"). As a result of these transactions the Company has reduced the weighted average cost of its long-term debt including capital leases to 8.2% at year-end 1993 versus 11.6% at the beginning of 1990. Long-term debt, including capital leases and current portions thereof, decreased $348 million to $4.206 billion at year end 1993 from $4.554 billion at year end 1992.

Required principal repayments over the next five years increased to $1.048 billion at year end 1993 versus $534.5 million and $541.3 million at year-end 1992 and 1991, respectively. Scheduled debt maturities for the five years subsequent to 1993, 1992 and 1991 were:

                                                1993     1992     1991
                                              -------- -------- --------
                                                    (IN THOUSANDS)
Year 1....................................... $ 63,053 $ 73,248 $ 73,580
Year 2.......................................  111,010  115,017  123,368
Year 3.......................................  117,434  111,549  114,927
Year 4.......................................  146,784  118,032  111,451
Year 5.......................................  609,769  116,669  117,926

1993's Year 5 maturities include the entire $362.0 million outstanding under the Company's Working Capital Facility under its Credit Agreement, $68.0 million of Facility D under its Credit Agreement, and the remaining 11 1/8% Senior Notes outstanding at January 1, 1994 of $138.4 million. The Company has notified the trustee for the Senior Notes that it will redeem these notes on March 15, 1994. Maturities shown for 1991 reflect the restated Credit Agreement dated January 21, 1992.

The Company's interest rate on Credit Agreement borrowings is variable. The average interest rate, including the effect of interest rate swaps, on the Company's bank debt, which totaled $847.0 million at year-end 1993, including Facility D, versus $851.0 million at year-end 1992, was 4.57% compared to 5.42% at the end of 1992 and 6.13% at the end of 1991. The decline is due to generally lower market interest rates and achieving a .25% interest rate step down in January, 1993.

The Company currently has in place various interest rate hedging agreements aggregating $1.4 billion. The effect of these agreements is to: (i) fix the rate on $100 million floating rate debt until July, 1994 (ii) swap the contractual interest rate on $350 million of seven and ten year debt instruments to the rates available on three to five year fixed rate instruments (upon expiration of the three to five year swap agreements the fixed contractual rate will become floating for the remainder of the seven and ten year term of debt), (iii) swap the contractual interest rate on $600 million of seven and ten year fixed-rate instruments into floating-rate instruments and
(iv) cap six month LIBOR on $350 million for one to five years at rates of 3.70% to 5.50%. $50 million of the caps expire in each of July 1994, July 1995, July 1997 and July 1998. The remaining $150 million cap expires in November 1995.

The Company currently expects 1994 net interest expense, based on year-end 1993 rates, to total $330-$340 million compared to $390.0 million, $474.8 million and $531.1 million in 1993, 1992 and 1991, respectively.

To meet any short-term liquidity needs, the Company has available an $850 million Working Capital Facility under its Credit Agreement. A portion of the Company's short-term borrowings are permitted to be in the form of commercial paper. At January 1, 1994, the Company had outstanding $98.0 million of commercial paper and $264.0 million under the Working Capital Facility. At year-end 1993, after deducting amounts set aside as backup for the Company's unrated commercial paper program and stand-by letters of credit, $317.8 million was available under the Working Capital Facility. There are no annual principal payments required under the Working Capital Facility, which expires on January 3, 1998.

COMMON STOCK
On March 4, 1993 the Company issued 12,500,000 shares of its common stock through a public offering. On April 1, 1993, the Company issued an additional 775,000 shares of its common stock pursuant to an over-allotment option granted to the underwriters in connection with the offering. The Company realized net proceeds of $203.5 million on these issues which were used initially to repay amounts outstanding under the Working Capital Facility, and thereafter the Company used amounts available under the Working Capital Facility to purchase or redeem outstanding indebtedness of the Company.

REPURCHASE AND REDEMPTION OF SUBORDINATED DEBT
During 1993 the Company repurchased $300.6 million face amount of Junior Subordinated Discount Debentures with an accreted value of $285.1 million, $71.2 million Senior Subordinated Debentures, $111.6 million Senior Notes, and $33.5 million Senior Subordinated Reset Notes. Additionally, the Company redeemed the remaining $498.2 million Junior Subordinated Discount Debentures. The redemptions were effected using funds from asset sales, the sale of treasury stock to employee benefit plans, proceeds from the sale of common stock and new financings, and excess cash from operations. The outstanding balances of these debt issues at January 1, 1994 were $0 for the Junior Subordinated Discount Debentures, $0 for the Senior Subordinated Debentures, $138.4 million for the Senior Notes, and $66.5 million for the Senior Subordinated Reset Notes. The Company issued a redemption notice for the remaining Senior Notes on February 13, 1994. The redemption will be effected on March 15, 1994.

During 1992 the Company repurchased $269.9 million face amount of Junior Subordinated Discount Debentures with an accreted value of $231.1 million, $343.9 million Senior Subordinated Debentures and $256.2 million Subordinated Debentures. Additionally, the Company redeemed $120.5 million Senior Subordinated Debentures and $304.6 million Subordinated Debentures.
During 1991 the Company repurchased $303.8 million face amount of Junior Subordinated Discount Debentures with an accreted value of $217.9 million, $59.3 million Senior Subordinated Debentures and $64.2 million Subordinated Debentures.

CAPITAL EXPENDITURES
Capital expenditures totaled $376.1 million for 1993, $241.2 million for 1992 and $208.1 million in 1991. During 1993 the Company opened, acquired or expanded 46 food stores and 10 convenience stores compared to 42 food stores and 19 convenience stores in 1992 and 42 food stores and 4 convenience stores in 1991. The Company also completed 70 food store and 21 convenience store remodels during 1993. During 1993, 32 food stores were closed or sold including the 15 San Antonio stores sold to Megafood Stores, Inc. in August 1993. 17 convenience stores also were closed. The Company expects capital expenditures to approximate $1.5 billion over the next three years. In 1994 the Company plans to increase food store square footage by 4 1/2%-5% by opening, expanding or acquiring approximately 60 food stores and completing within-the-wall remodels of 60-70 food stores, including the recently completed purchase of 10 stores in Houston, Texas from AppleTree Markets, Inc. The increased square footage is planned for existing Company markets where the Company has an established market position and an existing administrative and logistical network. The Company's ability to realize its capital expenditure plan will depend, in part, on its ability to generate sufficient free cash flow. The Company expects to dedicate one half of its free cash flow in excess of planned expenditures to its capital program and the remainder to debt reduction.

CONSOLIDATED STATEMENT OF CASH FLOWS
During 1993 the Company generated $617.3 million in cash from operating activities compared to $532.8 million in 1992 and $448.4 million in 1991. The increase from 1992 is due to an increase in operating net income of $69.6 million. Additionally, the Company experienced an increase in cash from changes in operating assets and liabilities of $105.5 million. The increase is due to an increase in accounts payable over and above the increase in inventory values of $47.7 million, an increase in income taxes payable of $17.5 million, and an increase in self-insured workers compensation and general liability accruals of $34.4 million. The increase in 1992 from 1991 is due to an increase in cash of $45.1 million from changes in operating assets and liabilities and a $56.3 million reduction in interest expense.

Investing activities used $368.3 million compared to $264.3 million of cash used in 1992 and $187.9 million of cash used in 1991. The increase in the use of cash in 1993 is due to an increase in the level of capital expenditures over 1992 of $134.9 million and an increased use of cash of $18.2 million for investments. This was offset by an increase in cash over 1992 from reduced current year expenditures for additions to property held for sale and increased proceeds from the sale of property, plant and equipment. The increase in 1992 from 1991 is due to an increase in cash used for capital expenditures and additions to property held for sale.

Cash used by financing activities totaled $231.7 million compared to $168.4 million and $311.1 million in 1992 and 1991, respectively. The increase in the use of cash during 1993 is due to a debt reduction, excluding capital leases and the interest accretion on the Junior Subordinated Discount Debentures, of $423.0 million versus 1992's debt reduction of $38.8 million. The debt reduction was offset by proceeds from the sale of stock and lower debt prepayment and financing costs incurred.

OTHER ISSUES
The Company is party to more than 200 collective bargaining agreements with local unions representing approximately 110,000 of the Company's employees. Among the contracts that have expired or will expire in the remainder of 1994 are those covering store employees in Charleston (WV), Nashville, Louisville, Cincinnati, Phoenix and Tucson as well as warehouse and distribution employees in a number of the Company's operating divisions. Typical agreements are 3 to 4 years in duration, and as such agreements expire, the Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on the results of the Company's operations.

As of January 3, 1993 the Company implemented SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" using the immediate recognition approach. This new standard requires that the expected cost of retiree health benefits be charged to expense during the years that the employees render service rather than the Company's past practice of recognizing these costs on a cash basis. As part of adopting the new standard, the Company recorded in 1993 a non-cash charge against earnings of $248.7 million before taxes ($159.2 million after taxes). This cumulative adjustment as of January 3, 1993 represents the discounted present value of expected future retiree health benefits attributed to employees' service rendered prior to that date.

In addition, the new standard results in additional annual expense, which for the year ended January 1, 1994 totaled $19.5 million before taxes. The increase in the annual postretirement benefit expense does not affect the Company's EBITD.

Effective December 29, 1991, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". The adoption of SFAS No. 109 had a material effect on the Company's financial statements in the first quarter of 1993 due to the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company recognized a deferred tax benefit of $89.5 million in connection with the adoption of SFAS No. 106. A portion of this tax benefit would not have been recognized under the Company's previous method of accounting for income taxes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS
- ---------------------------------
To the Shareowners and Board of Directors
The Kroger Co.

We have audited the consolidated financial statements and the financial statement schedules of The Kroger Co. listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Kroger Co. as of January 1, 1994, and January 2, 1993, and the consolidated results of its operations and its cash flows for the years ended January 1, 1994, January 2, 1993, and December 28, 1991, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for postretirement benefit costs other than pensions, as of January 3, 1993.


(Coopers & Lybrand)
COOPERS & LYBRAND
Cincinnati, Ohio
February 8, 1994


                           CONSOLIDATED BALANCE SHEET

                                                          JANUARY 1,  JANUARY 2,
(In thousands of dollars)                                    1994        1993
- ---------------------------------------------------------------------------------
ASSETS
Current assets
 Cash and temporary cash investments..................... $  121,253  $  103,995
 Receivables.............................................    287,925     275,173
 Inventories:
  FIFO cost..............................................  2,001,376   1,989,137
  Less LIFO reserve......................................   (422,097)   (433,694)
                                                          ----------  ----------
                                                           1,579,279   1,555,443
 Property held for sale..................................     37,721      37,080
 Prepaid and other current assets........................    199,652     196,808
                                                          ----------  ----------
   Total current assets..................................  2,225,830   2,168,499
Property, plant and equipment, net.......................  1,981,308   1,877,172
Investments and other assets.............................    273,326     257,413
                                                          ----------  ----------
   TOTAL ASSETS.......................................... $4,480,464  $4,303,084
                                                          ==========  ==========
LIABILITIES
Current liabilities
 Current portion of long-term debt....................... $   63,053  $   73,248
 Current portion of obligations under capital leases.....      7,962       7,309
 Accounts payable........................................  1,357,532   1,297,630
 Other current liabilities...............................    822,284     795,845
                                                          ----------  ----------
   Total current liabilities.............................  2,250,831   2,174,032
Long-term debt...........................................  3,975,362   4,323,950
Obligations under capital leases.........................    159,651     149,028
Deferred income taxes....................................    182,891     278,097
Other long-term liabilities..............................    371,371      78,021
                                                          ----------  ----------
   TOTAL LIABILITIES.....................................  6,940,106   7,003,128
                                                          ----------  ----------
SHAREOWNERS' DEFICIT
Common capital stock, par $1
 Authorized: 350,000,000 shares
 Issued: 1993--118,549,173 shares
1992--104,378,000 shares.................................    308,534     104,378
Accumulated deficit...................................... (2,490,932) (2,475,561)
Common stock in treasury, at cost
1993--10,901,846 shares
1992--12,925,729 shares..................................   (277,244)   (328,861)
                                                          ----------  ----------
   TOTAL SHAREOWNERS' DEFICIT............................ (2,459,642) (2,700,044)
                                                          ----------  ----------
   TOTAL LIABILITIES AND SHAREOWNERS' DEFICIT............ $4,480,464  $4,303,084
                                                          ==========  ==========
- ---------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.


          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT Years Ended January 1, 1994, January 2, 1993 and December 28, 1991

                                             1993         1992         1991
(In thousands, except per share amounts)  (52 WEEKS)   (53 WEEKS)   (52 WEEKS)
- --------------------------------------------------------------------------------
Sales.................................... $22,384,301  $22,144,588  $21,350,530
                                          -----------  -----------  -----------
Costs and expenses
 Merchandise costs, including warehousing
  and transportation.....................  17,109,060   17,078,839   16,480,580
 Operating, general and administrative...   4,024,468    3,877,550    3,661,887
 Rent....................................     290,309      288,113      266,328
 Depreciation and amortization...........     263,810      251,822      242,022
 Net interest expense....................     389,991      474,849      531,118
 Other charges...........................      22,725
                                          -----------  -----------  -----------
   Total.................................  22,100,363   21,971,173   21,181,935
                                          -----------  -----------  -----------
Earnings before tax expense, extraordi-
 nary loss and cumulative effect of
 change in accounting....................     283,938      173,415      168,595
Tax expense..............................     113,133       72,255       67,901
                                          -----------  -----------  -----------
Earnings before extraordinary loss and
 cumulative effect of change in account-
 ing.....................................     170,805      101,160      100,694
Extraordinary loss, net of income tax
 credit..................................     (23,832)    (107,103)     (20,839)
Cumulative effect of change in account-
 ing, net of income tax credit...........    (159,193)
                                          -----------  -----------  -----------
   Net earnings (loss)................... $   (12,220) $    (5,943) $    79,855
                                          ===========  ===========  ===========
Accumulated Deficit
 Beginning of year....................... $(2,475,561) $(2,460,725) $(2,540,580)
 Net earnings (loss).....................     (12,220)      (5,943)      79,855
 Sales of treasury stock below average
  cost...................................      (3,151)      (8,893)
                                          -----------  -----------  -----------
 End of year............................. $(2,490,932) $(2,475,561) $(2,460,725)
                                          ===========  ===========  ===========
Primary earnings (loss) per Common Share
 Earnings before extraordinary loss and
  cumulative effect
  of change in accounting................      $ 1.60       $ 1.11       $ 1.12
 Extraordinary loss......................        (.22)       (1.17)        (.23)
 Cumulative effect of change in account-        (1.49)
  ing....................................      ------       ------       ------
 Net earnings (loss).....................      $ (.11)      $ (.06)      $  .89
                                               ======       ======       ======
Average number of common shares used in
 primary
 calculation.............................     106,711       91,364       90,218
Fully-diluted earnings (loss) per Common
 Share
 Earnings before extraordinary loss and
  cumulative effect
  of change in accounting................      $ 1.50       $ 1.11       $ 1.11
 Extraordinary loss......................        (.19)       (1.17)        (.23)
 Cumulative effect of change in account-        (1.28)
  ing....................................      ------       ------       ------
 Net earnings (loss).....................      $  .03       $ (.06)      $  .88
                                               ======       ======       ======
Average number of common shares used in
 fully-diluted
 calculation.............................     124,293       91,452       90,461

- --------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended January 1, 1994, January 2, 1993 and December 28, 1991

                                               1993         1992         1991
(In thousands of dollars)                   (52 WEEKS)   (53 WEEKS)   (52 WEEKS)
- --------------------------------------------------------------------------------
Cash Flows From Operating Activities:
 Net earnings (loss)....................... $   (12,220) $    (5,943) $  79,855
 Adjustments to reconcile net earnings
  (loss) to net cash provided by operating
  activities:
  Extraordinary loss.......................      23,832      107,103     20,839
  Cumulative effect of change in account-
   ing.....................................     159,193
  Depreciation and amortization............     263,810      251,822    242,022
  Amortization of discount on Junior Subor-
   dinated Debentures......................      64,198      112,321    115,760
  Amortization of deferred financing costs.      15,051       10,660     13,326
  Loss on sale of property, plant and
   equipment...............................       1,004        3,541      6,485
  LIFO charge (credit).....................      (3,172)       8,143     26,244
  Other changes, net.......................         140
  Net increase (decrease) in cash from
   changes in operating assets and liabili-
   ties, detailed hereafter................     105,495       45,127    (56,113)
                                            -----------  -----------  ---------
   Net cash provided by operating activi-
    ties...................................     617,331      532,774    448,418
                                            -----------  -----------  ---------
Cash Flows From Investing Activities:
 Capital expenditures......................    (376,138)    (241,234)  (208,076)
 Proceeds from sale of property, plant and
  equipment................................      40,296        6,562      8,938
 Additions to property held for sale.......     (10,900)     (26,291)    (3,925)
 Decrease (increase) in other investments..     (21,602)      (3,375)    19,138
 Other changes, net........................                              (3,926)
                                            -----------  -----------  ---------
   Net cash used by investing activities...    (368,344)    (264,338)  (187,851)
                                            -----------  -----------  ---------
Cash Flows From Financing Activities:
 Debt prepayment costs.....................     (33,484)    (136,613)   (28,854)
 Financing charges incurred................     (18,159)     (39,695)   (10,793)
 Principal payments under capital lease ob-
  ligations................................      (7,557)      (6,561)    (6,915)
 Proceeds from issuance of long-term debt..     724,826    1,354,666    229,514
 Reductions in long-term debt..............  (1,147,807)  (1,393,435)  (521,537)
 Proceeds from issuance of capital stock...     212,015        3,167     13,036
 Proceeds from sale of treasury stock......      36,277       48,843     10,303
 Capital stock reacquired..................         (96)         (44)      (819)
 Tax benefit of non-qualified stock op-
  tions....................................       2,256        1,258      4,928
                                            -----------  -----------  ---------
   Net cash used by financing activities...    (231,729)    (168,414)  (311,137)
                                            -----------  -----------  ---------
Net increase (decrease) in cash and tempo-
 rary cash investments.....................      17,258      100,022    (50,570)
Cash and Temporary Cash Investments:
 Beginning of year.........................     103,995        3,973     54,543
                                            -----------  -----------  ---------
 End of year............................... $   121,253  $   103,995  $   3,973
                                            ===========  ===========  =========

                CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
     Years Ended January 1, 1994, January 2, 1993 and December 28, 1991

                                                 1993       1992       1991
(In thousands of dollars)                     (52 WEEKS) (53 WEEKS) (52 WEEKS)
- ------------------------------------------------------------------------------
Increase (Decrease) In Cash From Changes In
 Operating Assets And Liabilities:
 Inventories (FIFO)..........................  $(12,239)  $(21,328) $(120,872)
 Receivables.................................   (12,752)   (14,092)    15,877
 Prepaid and other current assets............   (10,993)   (18,186)       356
 Accounts payable............................    59,902     29,935     70,159
 Accrued expenses............................     8,037     53,078    (25,594)
 Deferred income taxes.......................     2,175    (34,331)   (21,616)
 Other liabilities...........................    71,365     50,051     25,577
                                               --------   --------  ---------
                                               $105,495   $ 45,127  $ (56,113)
                                               ========   ========  =========
- ------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All dollar amounts are in thousands except per share amounts.

ACCOUNTING POLICIES
The following is a summary of the significant accounting policies followed in preparing these financial statements:

Principles of Consolidation
The consolidated financial statements include the Company and all of its subsidiaries.

Segments of Business
The Company operates primarily in one business segment--retail food and drug stores. This segment represents more than 90% of consolidated revenue, operating profit and identifiable assets. The Company also manufactures and processes food for sale by its supermarkets and operates convenience stores.

Inventories
Inventories are stated at the lower of cost (principally LIFO) or market. Approximately 89% of inventories for 1993 and 1992 were valued using the LIFO method. Cost for the balance of the inventories is determined using the FIFO method.

Property Held for Sale
Property held for sale includes the net book value of property, plant and equipment that are in the process of being sold. The property is valued at the lower of cost or market on an individual property basis.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are computed principally using the straight-line method over the estimated useful lives of individual assets, composite group lives or the initial or remaining terms of leases. Buildings and land improvements are depreciated based on lives varying from 10 to 40 years and equipment depreciation is based on lives varying from three to 15 years. Leasehold improvements are amortized over their useful lives which vary from four to 25 years.

Interest Rate Hedging Agreements
The Company uses interest rate swaps and caps to hedge a portion of its variable rate borrowings against increases in interest rates. The interest differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements currently as a component of interest expense. Gains and losses from the disposition of hedge agreements are deferred and amortized over the term of the related agreements.

Deferred Income Taxes
Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting bases. The types of differences that give rise to significant portions of deferred income tax liabilities or assets relate to: property, plant and equipment, inventories, accruals for restructuring and other charges and accruals for compensation-related costs. Deferred income taxes are classified as a net current and noncurrent asset or liability based on the classification of the related asset or liability for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date. See Taxes Based on Income footnote.

Consolidated Statement of Cash Flows
For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be temporary cash investments.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Cash paid during the year for interest and income taxes was as follows:

                                                        1993     1992     1991
                                                      --------------------------
Interest............................................. $329,495 $367,126 $414,288
Income taxes.........................................   92,745   48,195   56,445

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

                                                            1993        1992
                                                         ----------------------
Land.................................................... $  195,469  $  188,382
Buildings and land improvements.........................    652,411     630,437
Equipment...............................................  2,405,106   2,214,378
Leaseholds and leasehold improvements...................    699,868     675,615
Leased property under capital leases....................    234,114     217,244
                                                         ----------  ----------
                                                          4,186,968   3,926,056
Accumulated depreciation and amortization............... (2,205,660) (2,048,884)
                                                         ----------  ----------
                                                         $1,981,308  $1,877,172

Substantially all property, plant and equipment collateralizes debt of the Company. (See Debt Obligations footnote.)

INVESTMENTS AND OTHER ASSETS

Investments and other assets consists of:

                                                            1993        1992
                                                         ----------------------
Deferred financing costs................................   $110,684    $112,278
Goodwill................................................     51,192      55,287
Other...................................................    111,450      89,848
                                                         ----------  ----------
                                                           $273,326    $257,413

The Company is amortizing deferred financing costs using the interest method and the straight-line basis over the life of the related borrowings. Substantially all goodwill is amortized on the straight-line method over forty years.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

OTHER CHARGES

On June 14, 1993, the Company announced its intention to dispose of 15 San Antonio, Texas stores. The Company recognized a pre-tax charge of $22,725 in connection with the disposition. Severance pay, unemployment benefits costs and loss on sale of assets are included in this charge.

OTHER CURRENT LIABILITIES

Other current liabilities consists of:

                                                                 1993     1992
                                                               -----------------
Salaries and wages............................................ $252,210 $233,060
Taxes, other than income taxes................................  122,852  138,357
Interest......................................................   62,494   75,407
Other.........................................................  384,728  349,021
                                                               -------- --------
                                                               $822,284 $795,845

TAXES BASED ON INCOME

Effective December 29, 1991 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." No cumulative effect adjustment was required for the adoption of SFAS No. 109 due to the Company's previous use of the liability method under SFAS No. 96. Adoption of SFAS No. 109 did not have a material impact on income tax expense in 1992.

The adoption of SFAS No. 109 had a material impact on the Company's financial statements in 1993 due to the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company recognized a deferred tax benefit of $89,546 in connection with the adoption of SFAS No.
106. A portion of this tax benefit would not have been recognized under SFAS No. 96.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
The provision for taxes based on income consists of:

                                                    1993      1992      1991
                                                  ----------------------------
Federal
 Current......................................... $ 92,863  $ 80,934  $ 71,101
 Deferred........................................    2,174   (34,331)  (21,616)
                                                  --------  --------  --------
                                                    95,037    46,603    49,485
State and local..................................   18,096    25,652    18,416
                                                  --------  --------  --------
                                                   113,133    72,255    67,901
Tax credit from extraordinary loss...............  (14,607)  (65,644)  (12,772)
Tax credit from cumulative effect of change in
 accounting......................................  (89,546)
                                                  --------  --------  --------
                                                  $  8,980  $  6,611  $ 55,129

Tax laws enacted in 1993 increased federal income tax rates retroactive to the beginning of 1993. Deferred taxes have been adjusted to reflect the increased federal income tax rates. This adjustment increased the deferred tax provision by $4,200 in 1993. Targeted job tax credits reduced the tax provision by $2,608 in 1993, $3,378 in 1992 and $4,116 in 1991.
A reconciliation of the statutory federal rate and the effective rate is as follows:

                                                               1993  1992  1991
                                                               ----------------
Statutory rate................................................ 35.0% 34.0% 34.0%
State income taxes, net of federal tax benefit................  4.1   9.8   7.2
Tax credits................................................... (1.0) (2.1) (2.6)
Tax rate change effect on deferred taxes......................  1.5
Other, net....................................................   .2         1.7
                                                               ----  ----  ----
                                                               39.8% 41.7% 40.3%


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The tax effects of significant temporary differences and carryforwards that comprise deferred tax balances were as follows:

                                                            1993       1992
- -------------------------------------------------------------------------------
 Current deferred tax assets:
  Compensation related costs............................. $  25,902  $  24,016
  Insurance related costs................................    34,023     33,185
  Inventory related costs................................    19,523     16,829
  Tax credit carryforwards...............................               11,653
  Alternative minimum tax credit carryforwards...........    13,971      5,857
  Other..................................................    17,054     15,367
                                                          ---------  ---------
                                                            110,473    106,907
                                                          ---------  ---------
 Current deferred tax liabilities:
  Compensation related costs.............................   (26,001)   (27,485)
  Lease accounting.......................................    (5,408)    (5,271)
  Inventory related costs................................   (17,568)      (725)
  Other..................................................    (9,331)   (13,427)
                                                          ---------  ---------
                                                            (58,308)   (46,908)
                                                          ---------  ---------
 Current deferred taxes, net (in prepaid and other cur-
  rent assets)........................................... $  52,165  $  59,999
                                                          =========  =========
 Long-term deferred tax assets:
  Compensation related costs............................. $  99,170  $   3,222
  Insurance related costs................................    21,021      9,224
  Lease accounting.......................................    22,269     21,150
  Alternative minimum tax credit carryforwards...........               13,974
  Other..................................................     6,798      9,326
                                                          ---------  ---------
                                                            149,258     56,896
                                                          ---------  ---------
 Long-term deferred tax liabilities:
  Depreciation...........................................  (285,104)  (293,179)
  Compensation related costs.............................    (5,267)    (4,559)
  Insurance related costs................................              (12,726)
  Lease accounting.......................................   (11,391)      (370)
  Deferred charges.......................................    (9,735)   (10,517)
  Other..................................................   (20,652)   (13,642)
                                                          ---------  ---------
                                                           (332,149)  (334,993)
                                                          ---------  ---------
 Long-term deferred taxes, net........................... $(182,891) $(278,097)
                                                          =========  =========

As of January 1, 1994, the Company has alternative minimum tax credit carryforwards of $13,971. This amount will be allowed as a credit against regular tax in the future to the extent that regular tax expense exceeds the alternative minimum tax expense. These credits do not have an expiration date.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

DEBT OBLIGATIONS

Long-term debt consists of:

                                                              1993       1992
                                                           ---------------------
Variable rate Senior Term Facility, due in varying
 amounts through 1998....................................  $  386,208 $  489,197
Variable rate Working Capital Facility, due 1998.........     361,954    361,789
Variable rate Facility D, due 1997 and 1998..............      98,796
9 1/4% Senior Secured Debentures, due 2005...............     200,000
8 1/2% Senior Secured Debentures, due 2003...............     200,000
11 1/8% Senior Notes, due 1998...........................     138,386    250,000
8 3/4% Senior Subordinated Reset Notes, due 1999.........      66,513    100,000
9% Senior Subordinated Notes, due 1999...................     125,000    125,000
9 3/4% Senior Subordinated Debentures, due 2004..........     175,000    175,000
9 3/4% Senior Subordinated Debentures, due 2004, Series
 B.......................................................     100,000    100,000
9 7/8% Senior Subordinated Debentures, due 2002..........     250,000    250,000
6% to 9 5/8% Senior Subordinated Notes, due 1999 to 2008.     238,182     68,470
10% Senior Subordinated Notes, due 1999..................     250,000    250,000
12 7/8% Senior Subordinated Debentures, due 1999.........                 71,157
6 3/8% Convertible Junior Subordinated Notes, due 1999...     200,000    200,000
8 1/4% Convertible Junior Subordinated Debentures, due
 2011....................................................     170,000    170,000
15 1/2% Junior Subordinated Discount Debentures, net of
 $80,932 unamortized discount in 1992 due 2008 with an
 approximate effective rate of 13.88%....................                719,485
10% Mortgage loans, with semi-annual payments due through
 2004....................................................     609,223    610,173
3 3/5% to 10 3/8% industrial revenue bonds, due in vary-
 ing amounts through 2021................................     211,270    229,145
7% to 12 7/8% mortgages, due in varying amounts through
 2017....................................................     232,469    204,640
3 1/2% to 12% notes, due in varying amounts through 2011.      25,414     23,142
                                                           ---------- ----------
Total debt...............................................   4,038,415  4,397,198
Less current portion.....................................      63,053     73,248
                                                           ---------- ----------
Total long-term debt.....................................  $3,975,362 $4,323,950

The aggregate annual maturities and scheduled payments of long-term debt for the five years subsequent to 1993 are:

        1994...................................................... $ 63,053
        1995...................................................... $111,010
        1996...................................................... $117,434
        1997...................................................... $146,784
        1998...................................................... $609,769

Credit Agreement

The Company entered into a restated Credit Agreement, dated January 21, 1992 (the "Credit Agreement"). This agreement replaced the credit agreement dated as of December 20, 1989. The following constitutes a summary of the principal terms and conditions of the Credit Agreement.

The Credit Agreement provides for: (i) a six-year senior term facility of $605,817 (the "Term Facility") and (ii) a working capital revolving credit facility of $850,000, with a $450,000 sublimit for the issuance of standby and documentary letters of credit (the "Working Capital Facility" and together with the Term Facility, the "Facilities").

The Term Facility expires in 1998, and is subject to quarterly amortization of $25,747 on the third day of each January, April, July and October. The January 3, 1994 and April 3, 1994 payments were made during 1993.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Facility D
The Credit Agreement provides for additional borrowings of up to $500,000 in the aggregate pursuant to a new term facility and through issuance of senior secured debt. During 1993 the Company issued $400,000 of senior secured debt (see description below) and on October 14, 1993 borrowed $100,000 from a syndicate of banks under Facility D. Facility D is subject to the same collateral, prepayment and covenant restrictions described below for the Facilities. The Facility D bank borrowings bear interest at a rate equal to LIBOR plus 1 1/4% and are subject to quarterly amortization of $8,000 beginning January 5, 1997 with a final payment of $52,000 due on July 5, 1998. The January 5, 1997 payment has been reduced to $6,796 due to the application of mandatory prepayments.

Interest Rates
Loans under the Facilities bear interest at the option of the Company at a rate equal to either (i) the rate of interest announced from time to time by Citibank, N.A., as its base rate (the "Base Rate") plus the Applicable Margin (as defined below) or (ii) an adjusted Eurodollar rate based upon the London interbank offered rate ("LIBOR") plus the Applicable Margin.
Applicable Margin means a percentage per annum determined by reference to the Cash Interest Coverage Ratio set forth below:

                                                        APPLICABLE  APPLICABLE
                                                        MARGIN FOR  MARGIN FOR
                                                        BASE RATE   EURODOLLAR
CASH INTEREST COVERAGE RATIO                             ADVANCES  RATE ADVANCES
- --------------------------------------------------------------------------------
less than 1.75 : 1.....................................    3/4%        1 3/4%
1.75 : 1 or greater, but less than 2.10 : 1............    1/2         1 1/2
2.10 : 1 or greater, but less than 2.50 : 1............    1/4         1 1/4
2.50 : 1 or greater....................................    1/4            1

At January 1, 1994, the Applicable Margin is 1/4% for Base Rate advances and 1% for Eurodollar Rate Advances. No more than one increase or decrease in the Applicable Margin shall occur in any six-month period.

Collateral
The Company's obligations under the Facilities are collateralized by a pledge of the stock of subsidiaries of the Company and substantially all assets, both real and personal, of the Company and its subsidiaries.

Prepayment
The Company may prepay the Facilities, in whole or in part, at any time, without a prepayment penalty. Voluntary prepayments will be applied, at the option of the Company, either (i) to repay the Term Facility in the inverse order of maturity or (ii) to repay the next two quarterly scheduled Term Facility payments and then to repay the remaining Term Facility payments pro rata. The Facilities are subject to certain mandatory prepayments in connection with asset dispositions, certain stock issuances, certain incurrences of debt and sale and leaseback transactions and in respect of a percentage of the Company's excess annual cash as defined in the Credit Agreement.

Certain Covenants
The Credit Agreement contains covenants which, among other things, (i) restrict investments, capital expenditures, and other material outlays and commitments relating thereto, (ii) restrict the incurrence of debt, including the incurrence of debt by subsidiaries, (iii) restrict dividends and payment, prepayments, and repurchases of subordinated debt, capital stock or other securities, (iv) restrict mergers and acquisitions and


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED changes of business or conduct of business, (v) restrict transactions with affiliates, (vi) restrict certain sales of assets, (vii) restrict changes in accounting treatment and reporting practices except as permitted under generally accepted accounting principles, (viii) require the maintenance of certain financial ratios and levels, including interest coverage ratios, fixed charge coverage ratios and total debt ratios, (ix) require the Company to provide financial statements and an annual business plan of the Company and its subsidiaries and (x) require the Company to maintain interest rate protection providing that at least 70% of the Company's indebtedness for all borrowed money is maintained at a fixed rate of interest.

Interest Rate Protection Program
The Company currently has in place various interest rate hedging agreements aggregating $1,400,000. The effect of these agreements is to: (i) fix the rate on $100,000 floating rate debt for a period of two years (expires July, 1994),
(ii) swap the contractual interest rate on $350,000 of seven and ten year debt instruments to the rates available on three to five year fixed rate instruments (upon expiration of the three to five year swap agreements the fixed contractual rate will become floating for the remainder of the seven and ten year term of the debt), (iii) swap the contractual interest rate on $600,000 of seven and ten year fixed rate instruments into floating rate instruments and
(iv) cap six month LIBOR on $350,000 for one to five years at rates of 3.70% to 5.50%. $50,000 of the caps expire in each of July 1994, July 1995, July 1997 and July 1998 and the remaining $150,000 expires in November 1995. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate hedging agreements. However, the Company does not anticipate non-performance by the counterparties. Through the interest rate hedging agreements at January 1, 1994, the Company effectively pays interest at approximately 3.9% and receives interest at approximately 5.4% on the notional amount of these agreements.

9 1/4% Senior Secured Debentures
On January 25, 1993, the Company issued $200,000 of 9 1/4% Senior Secured Debentures (the "9 1/4% Senior Secureds"). The 9 1/4% Senior Secureds become due on January 1, 2005. The 9 1/4% Senior Secureds are redeemable at any time on or after January 1, 1998 in whole or in part at the option of the Company. The redemption prices commence at 104.625% and are reduced by 1.156% annually until January 1, 2002 when the redemption price is 100%.

8 1/2% Senior Secured Debentures
On July 1, 1993, the Company issued $200,000 of 8 1/2% Senior Secured Debentures (the "8 1/2% Senior Secureds"). The 8 1/2% Senior Secureds become due on June 15, 2003. The 8 1/2% Senior Secureds are redeemable at any time on or after June 15, 1998 in whole or in part at the option of the Company. The redemption prices commence at 104.250% and are reduced by 1.4165% annually until June 15, 2001 when the redemption price is 100%.

11 1/8% Senior Notes
The Company notified the trustee for the 11 1/8% Senior Notes on February 13, 1994 that it will redeem the remaining outstanding notes on March 15, 1994 at a redemption price of 105%. The Company expects to record an extraordinary loss of approximately $4,100 in connection with the redemption.

Senior Subordinated Debentures
In December 1992 $110,506 of Senior Subordinated Debentures were called for redemption, for which funds were deposited in a trust account in December 1992, and were redeemed in January 1993. Accordingly, the called debentures were treated as redeemed for financial reporting purposes in 1992. The remaining $71,157 Senior Subordinated Debentures were called for redemption on December 29, 1992 and redeemed on January 29, 1993.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Senior Subordinated Indebtedness
During 1993 the Company issued $169,712 of Senior Subordinated Indebtedness. Senior Subordinated Indebtedness, including that issued during 1993, consists of the following: (i) $100,000 8 3/4% Senior Subordinated Reset Notes (the "Reset Notes"), due June 15, 1999. On each of June 15, 1994 and June 15, 1996, unless previously redeemed, the interest rate on the Reset Notes will, if necessary, be adjusted from the rate then in effect to a rate to be determined on the basis of market rates then in effect so that the Reset Notes would have a market value of 101% of principal amount immediately after the resetting of the rate except that the rate cannot be reset below 8 3/4%. The Reset Notes are redeemable at the option of the Company, in whole but not in part, either on June 15, 1994 or on June 15, 1996, at a redemption price equal to 101% of principal amount. During 1993, the Company repurchased $33,487 of the Reset Notes. (ii) $125,000 9% Senior Subordinated Notes due August 15, 1999. This issue is redeemable at any time on or after August 15, 1996 in whole or in part at the option of the Company at par. (iii) $175,000 9 3/4% Senior Subordinated Debentures due February 15, 2004. This issue is redeemable at any time on or after February 15, 1997 in whole or in part at the option of the Company. The redemption prices commence at 104.875% in 1997 and are reduced by 1.625% annually until 2000 when the redemption price is 100%. (iv) $100,000 9 3/4% Senior Subordinated Debentures due February 15, 2004, Series B. This issue is redeemable at any time on or after February 15, 1997 in whole or in part at the option of the Company. The redemption prices commence at 104.875% in 1997 and are reduced by 1.625% annually until 2000 when the redemption price is 100%.
(v) $250,000 9 7/8% Senior Subordinated Debentures due August 1, 2002. This issue is redeemable at any time on or after August 1, 1999 in whole or in part at the option of the Company at par. (vi) $238,182 6% to 9 5/8% Senior Subordinated Notes due August 15, 1999 to October 15, 2008. Portions of these issues are subject to early redemption by the Company. (vii) $250,000 10% Senior Subordinated Notes due May 1, 1999. This issue is not subject to early redemption by the Company. The proceeds from these offerings, together with proceeds from the sale of common stock were used to initially repay amounts outstanding under the Working Capital Facility and, thereafter, the Company used amounts available under the Working Capital Facility to purchase or redeem outstanding indebtedness of the Company.

6 3/8% Convertible Junior Subordinated Notes
The $200,000 of 6 3/8% Convertible Junior Subordinated Notes (the "6 3/8% Convertibles") become due December 1, 1999. The 6 3/8% Convertibles are convertible into shares of the Company's common stock at a conversion price of $18.68 at any time at the option of the holder. The 6 3/8% Convertibles are redeemable, in whole or in part, at the option of the Company at any time after December 17, 1992 at the scheduled redemption prices. The redemption prices commence at 106.375% and are reduced by .9105% annually each December 1 thereafter until 1999, when the 6 3/8% Convertibles mature, except that, until December 8, 1995, the 6 3/8% Convertibles cannot be redeemed by the Company unless the closing price of the Company's common stock equals or exceeds 150% of the then effective conversion price per share at least 20 out of 30 consecutive trading days ending within 10 days prior to mailing of the redemption notice. At January 1, 1994, the Company has reserved 10,706,638 shares of common stock for future conversion of the 6 3/8% Convertibles.

8 1/4% Convertible Junior Subordinated Debentures
The $170,000 of 8 1/4% Convertible Junior Subordinated Debentures (the "8 1/4% Convertibles") become due on April 15, 2011. The 8 1/4% Convertibles are convertible into shares of the Company's common stock at a conversion price of $26.70 at any time at the option of the holder. The 8 1/4% Convertibles are redeemable at any time on or after April 15, 1994 in whole or in part at the option of the Company at the scheduled redemption prices plus accrued interest. The redemption prices commence at 105.775% in 1994 and are reduced by .825% annually thereafter until 2001 when the redemption price is 100%. At January 1, 1994, the Company had reserved 6,367,041 shares of common stock for future conversions of the 8 1/4% Convertibles.

Junior Subordinated Discount Debentures
The Junior Subordinated Discount Debentures were redeemed on October 15, 1993.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Redemption Event
Subject to certain conditions (including repayment in full of all obligations under the Credit Agreement or obtaining the requisite consents under the Credit Agreement), the Company's publicly issued debt will be subject to redemption, in whole or in part, at the option of the holder upon the occurrence of a redemption event, upon not less than five days' notice prior to the date of redemption, at a redemption price equal to the default amount, plus a specified premium. "Redemption Event" is defined in the indentures as the occurrence of
(i) any person or group, together with any affiliate thereof, beneficially owning 50% or more of the voting power of the Company or (ii) any one person or group, or affiliate thereof, succeeding in having a majority of its nominees elected to the Company's Board of Directors, in each case, without the consent of a majority of the continuing directors of the Company.

Mortgage Financing
During 1989 the Company completed a $612,475, 10% mortgage financing of 127 of its retail properties, distribution warehouse facilities, food processing facilities and other properties (the "Properties"), with a net book value of $325,327 held by thirteen newly formed wholly-owned subsidiaries. The wholly-owned subsidiaries mortgaged the Properties, which are leased to the Company or affiliates of the Company, to a newly formed special purpose corporation, Secured Finance Inc.

The mortgage loans have a maturity of 15 years. The Properties are subject to the liens of Secured Finance Inc. The mortgage loans are subject to semi-annual payments of interest and principal on $150,000 of the borrowing based on a 30-year payment schedule and interest only on the remaining $462,475 principal amount. The unpaid principal amount will be due on December 15, 2004.

Commercial Paper
Under the Credit Agreement the Company is permitted to issue up to $850,000 of unrated commercial paper and borrow up to $850,000 from the lenders under the Credit Agreement on a competitive bid basis. The total of unrated commercial paper, $97,954 at January 1, 1994, and competitive bid borrowings, $264,000 at January 1, 1994, however, may not exceed $850,000. All commercial paper and competitive bid borrowings must be supported by availability under the Working Capital Facility portion of the Credit Agreement. These borrowings have been classified as long-term because the Company expects that during 1994 these borrowings will be refinanced using the same type of securities. Additionally, the Company has the ability to refinance the short-term borrowings under the Working Capital Facility which matures January 3, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash And Short-term Investments
The carrying amount approximates fair value because of the short maturity of those instruments.

Long-term Investments
The fair values of these investments are estimated based on quoted market prices for those or similar investments.

Long-term Debt
The fair value of the Company's long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar issues.

Interest Rate Protection Agreements
The fair value of these agreements is based on the net present value of the future cash flows using interest rates in effect at January 1, 1994 and represents a net cash inflow for both years.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
The estimated fair values of the Company's financial instruments are as follows:

                                            1993                  1992
                                    --------------------- ---------------------
                                               ESTIMATED             ESTIMATED
                                     CARRYING     FAIR     CARRYING     FAIR
                                      VALUE      VALUE      VALUE      VALUE
                                    ---------- ---------- ---------- ----------
Cash and short-term investments...  $  121,253 $  121,253 $  103,995 $  103,995
Long-term investments for which it
 is
. Practicable.....................  $   19,734 $   36,516 $   20,375 $   65,344
. Not Practicable.................  $   39,625 $      --  $   20,922 $      --
Long-term debt for which it is
. Practicable.....................  $2,113,081 $2,261,420 $2,479,112 $2,527,127
. Not Practicable.................  $1,925,334 $      --  $1,918,086 $      --
Interest Rate Protection Agree-
 ments............................  $      --  $   45,312 $      --  $    2,587

The investments for which it was not practicable to estimate fair value relate to equity investments in unrelated entities for which there is no market and investments in real estate development partnerships for which there is no market.

It was not practicable to estimate the fair value of $846,958 of long-term debt outstanding under the Company's Credit Agreement. There is no market for this debt. It was not practicable to estimate the fair value of $609,223 of long-term debt related to a mortgage transaction completed in 1989. This financing was a credit enhanced 90% loan-to-value package for which there is no market or current similar transactions. The remaining amount relates to Industrial Revenue Bonds, various mortgages and other notes for which there is no market.

LEASES
The Company operates primarily in leased facilities. Lease terms generally range from 10 to 25 years with options to renew at varying terms. Certain of the leases provide for contingent payments based upon a percent of sales. Rent expense (under operating leases) consists of:

                                                        1993     1992     1991
                                                      -------- -------- --------
Minimum rentals...................................... $275,336 $270,763 $253,345
Contingent payments..................................   14,973   17,350   12,983
                                                      -------- -------- --------
                                                      $290,309 $288,113 $266,328

Assets recorded under capital leases consists of:

                                                              1993       1992
                                                            ---------  --------
Distribution and manufacturing facilities.................. $  38,742  $ 38,742
Store facilities...........................................   195,372   178,502
Less accumulated amortization..............................  (106,273)  (98,684)
                                                            ---------  --------
                                                            $ 127,841  $118,560

Minimum annual rentals for the five years subsequent to 1993 and in the aggregate are:

                                                            CAPITAL   OPERATING
                                                             LEASES     LEASES
                                                            --------  ----------
1994......................................................  $ 28,275  $  267,638
1995......................................................    27,717     249,911
1996......................................................    26,921     231,734
1997......................................................    26,117     213,222
1998......................................................    25,468     214,442
Thereafter................................................   229,546   1,573,190
                                                            --------  ----------
                                                             364,044  $2,750,137
Less estimated executory costs included in capital leases.   (27,247)
                                                            --------
Net minimum lease payments under capital leases...........   336,797
Less amount representing interest.........................  (169,184)
                                                            --------
Present value of net minimum lease payments under capital
 leases...................................................  $167,613


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

EXTRAORDINARY LOSS
The extraordinary loss in 1993, 1992 and 1991 relates to premiums paid to retire certain indebtedness early and the write-off of related deferred financing costs.

EARNINGS (LOSS) PER COMMON SHARE
Primary earnings (loss) per common share equals net earnings (loss) divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options. Fully diluted earnings per common share equals net earnings plus, for 1993, after tax interest incurred on the 8 1/4% Convertibles and 6 3/8% Convertibles of $16,065 divided by common shares outstanding after giving effect to dilutive stock options and, for 1993, shares assumed to be issued on conversion of the Company's convertible securities. The convertible securities are not included in the fully diluted earnings per share calculation for 1992 because they are anti-dilutive. They are not included in the fully diluted earnings per share calculation for 1991 because the 8 1/4% Convertibles were anti-dilutive and the 6 3/8% Convertibles had not been issued.

PREFERRED STOCK
The Company has authorized 5,000,000 shares of voting cumulative preferred stock; 2,000,000 were available for issuance at January 1, 1994. The stock has a par value of $100 and is issuable in series. Under the Credit Agreement, the Company is prohibited from issuing shares of preferred stock.

COMMON STOCK
The Company has authorized 350,000,000 shares of $1 par common stock. The main trading market for the Company's common stock is the New York Stock Exchange, where it is listed under the symbol KR. For the three years ended January 1, 1994, changes in common stock were:

                                          ISSUED              IN TREASURY
                                   ---------------------  ---------------------
                                     SHARES     AMOUNT      SHARES     AMOUNT
                                   --------------------------------------------
December 30, 1990................  102,170,937 $ 103,778  16,594,285  $ 423,659
Exercise of stock options includ-
 ing restricted stock grants.....    1,586,159    17,543      66,984      1,351
Sale of treasury shares to the
 Company's employee benefit
 plans...........................                 (4,279)   (571,149)   (14,582)
Tax benefit from exercise of non-
 qualified stock options.........                  4,928
                                   ----------- ---------  ----------  ---------
December 28, 1991................  103,757,096   121,970  16,090,120    410,428
Exercise of stock options includ-
 ing restricted stock grants.....      620,904     6,233      82,299      1,252
Sale of treasury shares to the
 Company's employee benefit
 plans...........................                (25,082) (3,246,690)   (82,819)
Tax benefit from exercise of non-
 qualified stock options.........                  1,257
                                   ----------- ---------  ----------  ---------
January 2, 1993..................  104,378,000   104,378  12,925,729    328,861
Exercise of stock options includ-
 ing restricted stock grants.....      896,173    10,658       9,342         62
Sale of treasury shares to the
 Company's employee benefit
 plans...........................                (12,251) (2,033,225)   (51,679)
Shares issued through public of-
 fering..........................   13,275,000   203,493
Tax benefit from exercise of non-
 qualified stock options.........                  2,256
                                   ----------- ---------  ----------  ---------
January 1, 1994..................  118,549,173 $ 308,534  10,901,846   $277,244

STOCK OPTION PLANS
The Company grants options for common stock under various plans at an option price equal to the fair market value of the stock at the date of grant. In addition to cash payments, the plans provide for the exercise of options by exchanging issued shares of stock of the Company. At January 1, 1994 and January 2,


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
1993, 706,759 and 925,804 shares of common stock, respectively, were available for future options. Options may be granted under the 1985, 1987, 1988 and 1990 plans until 1995, 1997, 1998 and 2000, respectively, and generally will expire 10 years from the date of grant. Options become exercisable six months from the date of grant. At January 1, 1994, options for 11,512,159 shares were exercisable. All grants outstanding become immediately exercisable upon certain changes of control of the Company.

Changes in options outstanding under the stock option plans, excluding restricted stock grants, were:

                                                  SHARES SUBJECT  OPTION PRICE
                                                    TO OPTION    RANGE PER SHARE
                                                  -----------------------------
Outstanding, December 30, 1990...................    7,053,458   $ 2.88--$18.57
Granted..........................................    2,186,200   $15.69--$23.44
Exercised........................................   (1,503,603)  $ 2.88--$16.19
Cancelled or expired.............................      (43,024)  $ 9.13--$23.44
                                                    ----------
Outstanding, December 28, 1991...................    7,693,031   $ 3.24--$23.44
Granted..........................................    5,172,145   $11.75--$19.69
Exercised........................................     (561,629)  $ 3.24--$18.57
Cancelled or expired.............................     (101,850)  $ 9.13--$23.44
                                                    ----------
Outstanding, January 2, 1993.....................   12,201,697   $ 4.69--$23.44
Granted..........................................      314,865   $17.50--$21.13
Exercised........................................     (784,658)  $ 4.69--$18.69
Cancelled or expired.............................     (123,545)  $ 9.13--$23.44
                                                    ----------
Outstanding, January 1, 1994.....................   11,608,359   $ 4.92--$23.44

In addition to stock options, the Company may grant stock appreciation rights
(SARs) to certain officers. In general, the eligible optionees are permitted to surrender the related option and receive shares of the Company's common stock and/or cash having a value equal to the appreciation on the shares subject to the options. The appreciation of SARs is charged to earnings in the current period based upon the market value of common stock. As of January 1, 1994 and January 2, 1993 there were no SARs outstanding.

The Company also may grant limited stock appreciation rights (LSARs) to executive officers in tandem with the related options. LSARs operate in the same manner as SARs but are exercisable only following a change of control of the Company. As of January 1, 1994 and January 2, 1993, there were no LSARs outstanding.

Also, the Company may grant restricted stock awards to eligible employee participants. In general, a restricted stock award entitles an employee to receive a stated number of shares of common stock of the Company subject to forfeiture if the employee fails to remain in the continuous employ of the Company for a stipulated period. The holder of an award shall be entitled to the rights of a shareowner except that the restricted shares and the related rights to vote or receive dividends may not be transferred. The award is charged to earnings over the period in which the employee performs services and is based upon the market value of common stock at the date of grant. As of January 1, 1994 and January 2, 1993, awards related to 101,217 and 184,800 shares, respectively, were outstanding.

CONTINGENCIES
The Company continuously evaluates contingencies based upon the best available evidence.

Management believes that allowances for loss have been provided to the extent necessary and that its assessment of contingencies is reasonable. To the extent that resolution of contingencies results in amounts that vary from management's estimates, future earnings will be charged or credited.

The principal contingencies are described below:
Income Taxes--The Company has settled all tax years through 1983 with the Internal Revenue Service. The Internal Revenue Service has completed its examination of the Company's tax returns for 1984 through 1986 and the Company has made payments based on its proposed settlement. The Company has provided for this and other tax contingencies.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
Insurance--The Company's workers' compensation risks are self-insured in certain states. In addition, other workers' compensation risks and certain levels of insured general liability risks are based on retrospective premiums. The liability for workers' compensation risks is accounted for on a present value basis. Actual claim settlements and expenses incident thereto may differ from the provisions for loss. Other levels of general liability risks have been underwritten by a subsidiary. Operating divisions and subsidiaries have paid premiums, and the insurance subsidiary has provided loss allowances, based upon actuarially-determined estimates.

Litigation--Various suits and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these suits and claims will not have a material effect on the financial position or results of operations of the Company.

WARRANT DIVIDEND PLAN
On February 28, 1986, the Company adopted a warrant dividend plan in which each holder of common stock is entitled to one common stock purchase right for each share of common stock owned. When exercisable, the nonvoting rights entitle the registered holder to purchase one share of common stock at a price of $60 per share. The rights will become exercisable, and separately tradeable, ten days after a person or group acquires 20% or more of the Company's common stock. In the event the rights become exercisable and thereafter the Company is acquired in a merger or other business combination, each right will entitle the holder to purchase common stock of the surviving corporation, for the exercise price, having a market value of twice the exercise price of the right. Under certain other circumstances, including the acquisition of 25% or more of the Company's common stock, each right will entitle the holder to receive upon payment of the exercise price, shares of common stock with a market value of two times the exercise price. At the Company's option, the rights, prior to becoming exercisable, are redeemable in their entirety at a price of $.025 per right. The rights are subject to adjustment and expire March 19, 1996.

PENSION PLANS
The Company administers non-contributory defined benefit retirement plans for substantially all non-union employees. Funding for the pension plans is based on a review of the specific requirements and on evaluation of the assets and liabilities of each plan. Employees are eligible to participate upon the attainment of age 21 (25 for participants prior to January 1, 1986) and the completion of one year of service, and benefits are based upon final average salary and years of service. Vesting is based upon years of service.

The Company-administered pension benefit obligations and the assets were valued as of the end of 1993 and 1992. The assets are invested in cash and short-term investments or listed stocks and bonds, including $85,389 and $61,918 of common stock of The Kroger Co. at the end of 1993 and 1992, respectively. The status of the plans at the end of 1993 and 1992 was:

                                                               1993      1992
                                                             ------------------
Actuarial present value of benefit obligations:
 Vested employees........................................... $541,563  $449,406
 Non-vested employees.......................................   16,229    14,750
                                                             --------  --------
 Accumulated benefit obligations............................  557,792   464,156
 Additional amounts related to projected salary increases...  103,301   103,439
                                                             --------  --------
 Projected benefit obligations..............................  661,093   567,595
Plan assets at fair value...................................  768,115   661,472
                                                             --------  --------
Plan assets in excess of projected benefit obligations...... $107,022  $ 93,877
Consisting of:
 Unamortized transitional asset............................. $ 41,790  $ 51,065
 Unamortized prior service cost and net gain................   65,702    52,349
 Adjustment required to recognize minimum liability.........    7,966     5,426
 Accrued pension cost in Consolidated Balance Sheet.........   (8,436)  (14,963)
                                                             --------  --------
                                                             $107,022  $ 93,877


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The components of net periodic pension income for 1993, 1992 and 1991 are as follows:

                                                   1993      1992      1991
                                                 -----------------------------
Service cost.................................... $ 17,752  $ 17,237  $  13,729
Interest cost...................................   48,601    45,774     42,767
Return on assets................................ (141,143)  (35,664)  (150,380)
Net amortization and deferral...................   68,041   (40,384)    86,342
                                                 --------  --------  ---------
Net periodic pension income for the year........ $ (6,749) $(13,037) $  (7,542)
Assumptions:
 Discount rate..................................     7.25%      8.5%      8.5%
 Salary Progression rate........................     4.25%      5.5%      5.5%
 Long-term rate of return on plan assets........      9.5%     10.0%     10.0%

1993 assumptions represent the rates in effect at the end of the fiscal year. These rates were used to calculate the actuarial present value of the benefit obligations at January 1, 1994. However, for the calculation of periodic pension income for 1993 the long-term rate of return rate used was 10%, the discount rate was 8.5% and the salary progression rate was 5 1/2%. The 1994 calculation of periodic pension income will be based on the assumptions in the table above for 1993.

The Company also administers certain defined contribution plans for eligible union and non-union employees. The cost of these plans for 1993, 1992 and 1991 was $20,388, $16,371 and $14,617, respectively.

The Company participates in various multi-employer plans for substantially all union employees. Benefits are generally based on a fixed amount for each year of service. Contributions and expense for 1993, 1992 and 1991 were $86,377, $85,010 and $79,735, respectively. Information on the actuarial present value of accumulated plan benefits and net assets available for benefits relating to the multi-employer plans is not available.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. The majority of the Company's employees may become eligible for these benefits if they reach normal retirement age while employed by the Company. Funding of retiree health care and life insurance benefits occurs as claims or premiums are paid. For 1993, 1992 and 1991, the combined payments for these benefits were $12,266, $9,538 and $9,746, respectively.

As of January 3, 1993 the Company implemented SFAS No. 106 using the immediate recognition approach. This new standard requires that the expected cost of retiree benefits be charged to expense during the years that the employees render service rather than the Company's past practice of recognizing these costs on a cash basis. As part of adopting the new standard, the Company recorded in 1993, a one-time, non-cash charge against earnings of $248,739 before taxes ($159,193 after taxes). This cumulative adjustment as of January 3, 1993 represents the discounted present value of expected future retiree benefits attributed to employees' service rendered prior to that date.
The following table sets forth the postretirement benefit plans combined status at January 1, 1994:

                                                                         1993
                                                                       --------
Accumulated postretirement benefit obligation (APBO)
 Retirees............................................................. $ 99,306
 Fully eligible active participants...................................   55,095
 Other active participants............................................  113,974
                                                                       --------
                                                                        268,375
 Less unrecognized net loss...........................................   (4,876)
                                                                       --------
 Accrued postretirement benefit cost.................................. $263,499



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
The components of net periodic postretirement benefit costs are as follows:

                                                                         1993
                                                                        -------
Service costs (benefits attributed to employee services during the year)................................................................. $10,261
Interest cost on accumulated postretirement benefit obligations........  19,607
                                                                        -------
                                                                        $29,868

The significant assumptions used in calculating the APBO are as follows:

                                                        HEALTH CARE TREND RATE
                                                       -------------------------
                                              DISCOUNT                  YEARS TO
                                                RATE   INITIAL ULTIMATE ULTIMATE
                                              -------- ------- -------- --------
Transition Obligation........................      8%    15%       6%      15
Year-end 1993................................  7 1/4%    13%     4.5%      13

The impact of a one percent increase in the medical trend rate is as follows:

                                                                PERIODIC
                                                                  COST    APBO
                                                         -----------------------
Transition.....................................................  $2,000  $ 9,800
Year-end 1993..................................................  $2,331  $17,135



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
QUARTERLY DATA (UNAUDITED)

                                           QUARTER
                         ----------------------------------------------     TOTAL
                                                               FOURTH       YEAR
                                                             (12 WEEKS    (52 WEEKS
                                                               1993)         1993)
                           FIRST       SECOND      THIRD     (13 WEEKS    (53 WEEKS
1993                     (12 WEEKS)  (12 WEEKS)  (16 WEEKS)    1992)        1992)
Sales................... $5,173,926  $5,329,373  $6,478,645  $5,402,358  $22,384,301
Merchandise costs.......  3,964,439   4,074,455   4,968,568   4,101,598   17,109,060
Extraordinary loss......     (9,042)     (2,136)     (8,834)     (3,820)     (23,832)
Cumulative effect of
 change in accounting...   (159,193)                                        (159,193)
Net earnings (loss).....   (138,771)     27,485      16,375      82,691      (12,220)
Primary earnings (loss)
 per common share:
  Earnings before ex-
   traordinary loss and
   cumulative effect of
   change in accounting.        .30         .27         .23         .79         1.60
  Extraordinary loss....       (.09)       (.02)       (.08)       (.03)        (.22)
  Cumulative effect of        (1.63)                                           (1.49)
   change in accounting.      -----       -----       -----       -----        -----
Primary net earnings
 (loss) per common
 share..................      (1.42)        .25         .15         .76         (.11)
Fully-diluted earnings
 (loss) per
 common share:
  Earnings before ex-
   traordinary loss and
   cumulative effect of
   change in accounting.        .29         .27         .23         .71         1.50
  Extraordinary loss....       (.08)       (.02)       (.07)       (.03)        (.19)
  Cumulative effect of
   change in accounting       (1.38)                                           (1.28)
   .....................      -----       -----       -----       -----        -----
Fully-diluted net earn-
 ings per common share..      (1.17)        .25         .16         .68          .03
1992
- ------------------------------------------------------------------------------------
Sales................... $5,038,493  $5,072,230  $6,333,076  $5,700,789  $22,144,588
Merchandise costs.......  3,883,768   3,925,278   4,905,118   4,364,675   17,078,839
Extraordinary loss......    (30,270)    (33,895)    (27,292)    (15,646)    (107,103)
Net earnings (loss).....     (9,293)    (29,368)    (20,429)     53,147       (5,943)
Primary earnings (loss)
 per common share:
  Earnings before ex-
   traordinary loss.....        .23         .05         .08         .74         1.11
  Extraordinary loss....       (.34)       (.37)       (.30)       (.17)       (1.17)
                               ----        ----        ----        ----        -----
Primary net earnings
 (loss) per common
 share..................       (.11)       (.32)       (.22)        .57         (.06)
Fully-diluted earnings
 (loss) per common
 share:
  Earnings before ex-
   traordinary loss.....        .23         .05         .08         .71         1.11
  Extraordinary loss....       (.34)       (.37)       (.30)       (.15)       (1.17)
                               ----        ----        ----        ----        -----
Fully-diluted net earn-
 ings (loss) per common
 share..................       (.11)       (.32)       (.22)        .56         (.06)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONCLUDED
First quarter 1993 reflects an after tax charge of 159,153 for the cumulative effect of a change in accounting for postretirement health care and life insurance benefits. Second quarter 1993 includes a $22,725 charge in connection with the disposition of 15 stores. Third quarter 1993 reflects a LIFO credit of $4,000 compared with a charge of $4,800 in the third quarter 1992. Second and third quarters 1992 were negatively affected by a 67 day strike in Michigan. The extraordinary loss in the four quarters of 1993 and 1992 relates to expenses associated with the early retirement of debt.

Common Stock Price Range

                                       1993          1992
                                   ------------- -------------
                   QUARTER         HIGH   LOW    HIGH   LOW
                   -------------------------------------------
            1st................... 19 1/2 14     21 1/8 16 3/4
            2nd................... 19 5/8 16 5/8 19 1/8 15 5/8
            3rd................... 21 3/4 16 1/4 16     11 1/4
            4th................... 20 7/8 17 1/2 15 7/8 11 3/8

Under the restated Credit Agreement dated January 21, 1992, the Company is prohibited from paying cash dividends during the term of the Credit Agreement. The Company is permitted to pay dividends in the form of stock of the Company.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning directors is set forth in Item No. 1, Election of Directors, of the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

One of the Company's officers, Mr. Michael S. Heschel, filed a Form 5 for failure to report two separate sales of 4,000 shares each of the Company's common stock by Mr. Heschel's spouse.
Mr. Heschel has disclaimed beneficial ownership of these shares.


                   EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person as of February 14, 1994. Except as otherwise noted below, each person has held such office for at least five years and was elected to his present office at the 1993 Organizational Meeting of the Board of Directors held May 20, 1993, and will hold such office at the discretion of the Board for the ensuing year until removed or replaced.

                                        Recent
Name                     Age       Employment History
- ----                     ---       ------------------

Richard L. Bere          62        Mr. Bere was elected President
                                   and Chief Operating Officer on
                                   September 13, 1990.  Prior to
                                   this he was elected Senior Vice
                                   President effective July 15,
                                   1989.  Before his election he
                                   was Vice President of the
                                   Company's Southland Marketing
                                   Area.  Mr. Bere joined the
                                   Company in 1957.

David B. Dillon          42        Mr. Dillon was elected Executive
                                   Vice President on September 13,
                                   1990, and Chairman of the Board
                                   of Dillon Companies, Inc. on
                                   September 8, 1992.  Prior to
                                   this he was elected President of
                                   Dillon Companies, Inc. on
                                   April 22, 1988.  Before his
                                   election he was appointed
                                   President of Dillon Companies,
                                   Inc.

Donald F. Dufek          56        Mr. Dufek was elected Senior
                                   Vice President on May 19, 1988.
                                   Prior to this he was elected
                                   Group Vice President on
                                   April 21, 1985.  He has been
                                   with the Company since 1962 and
                                   before his election was
                                   appointed Vice President -
                                   Distribution in 1984, Vice
                                   President of the Columbus
                                   Marketing Area in 1982, and Vice
                                   President - Store Operations
                                   Services in 1977.

Paul W. Heldman          42        Mr. Heldman was elected
                                   Secretary on May 21, 1992, and
                                   Vice President and General
                                   Counsel effective June 18, 1989.
                                   Prior to his election he held
                                   various positions in the
                                   Company's Law Department.
                                   Mr. Heldman joined the Company
                                   in 1982.

Michael S. Heschel       52        Mr. Heschel was elected Senior
                                   Vice President - Information
                                   Systems and Services on
                                   February 10, 1994. He was
                                   elected Group Vice President -
                                   Management Information Services
                                   on July 18, 1991.  Prior to this
                                   Mr. Heschel served as Chairman
                                   and Chief Executive Officer of
                                   Security Pacific Automation
                                   Company.  From 1985 to 1990 he
                                   was Vice President of Baxter
                                   International, Inc.

Lorrence T. Kellar       56        Mr. Kellar was elected Group
                                   Vice President on July 18, 1986.
                                   He was elected Vice President
                                   and Treasurer on October 2,
                                   1981.  He has been with the Com-
                                   pany since 1965.

Patrick J. Kenney        57        Mr. Kenney was elected Senior
                                   Vice President on September 13,
                                   1990.  Prior to his election, he
                                   was President of the Company's
                                   Texas Marketing Area.
                                   Mr. Kenney joined the Company in
                                   1955.

Thomas E. Murphy         51        Mr. Murphy was elected Group
                                   Vice President effective
                                   October 24, 1986.  He was
                                   appointed Vice President and
                                   Senior Counsel on November 7,
                                   1982.  Mr. Murphy has been with
                                   the Company since July 1, 1974.


Jack W. Partridge, Jr.   48        Mr. Partridge was elected Group
                                   Vice President on December 7,
                                   1989.  Prior to his election, he
                                   was appointed Vice President -
                                   Public Affairs in 1980.
                                   Mr. Partridge joined the Company
                                   in 1975.

Joseph A. Pichler        54        Mr. Pichler was elected Chairman
                                   of the Board on September 13,
                                   1990, and Chief Executive
                                   Officer effective June 17, 1990.
                                   He was elected President and
                                   Chief Operating Officer on
                                   October 24, 1986, and Executive
                                   Vice President on July 16, 1985.
                                   He joined Dillon Companies, Inc.
                                   in 1980 as Executive Vice
                                   President and was elected
                                   President of Dillon Companies,
                                   Inc. in 1982.

Ronald R. Rice           58        Mr. Rice was elected Group Vice
                                   President on April 16, 1992.  He
                                   has been with the Company since
                                   1957 and before his election was
                                   appointed President -
                                   Dairy/Bakery Division in 1991,
                                   Vice President - Dairy/ Bakery
                                   Division in 1986, and Vice
                                   President - Dairy Division in
                                   1974.

William J. Sinkula       63        Mr. Sinkula was elected
                                   Executive Vice President on
                                   September 13, 1990.  He was
                                   elected Senior Vice President on
                                   September 23, 1988, and Group
                                   Vice President on January 3,
                                   1983.  He has been with the
                                   Company since 1979.  Mr. Sinkula
                                   serves as the Chief Financial
                                   Officer.

Lawrence M. Turner       46        Mr. Turner was elected Vice
                                   President on December 5, 1986.
                                   He was elected Treasurer on
                                   December 2, 1984.  Mr. Turner
                                   has been with the Company since
                                   1974.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth in the section entitled Compensation of Executive Officers in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is set forth in the tabulation of the amount and nature of Beneficial Ownership of the Company's securities in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section entitled Information Concerning The Board Of Directors - Certain Transactions in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE KROGER CO.


Dated:  March 11, 1994        By (*Joseph A. Pichler)
                              Joseph A. Pichler, Chairman
                              of the Board of Directors and
                              Chief Executive Officer


Dated:  March 11, 1994        By (*William J. Sinkula)
                              William J. Sinkula
                              Executive Vice President and
                              Chief Financial Officer


Dated:  March 11, 1994        By (*W. Rodney McMullen)
                              W. Rodney McMullen
                              Vice President - Financial
                              Services and Control and
                              Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 11th day of March, 1994.



(*Reuben V. Anderson)              Director
Reuben V. Anderson

(*Richard L. Bere)                 Director, President and
Richard L. Bere                    Chief Operating Officer

(*Raymond B. Carey, Jr.)           Director
Raymond B. Carey, Jr.

(*John L. Clendenin)               Director
John L. Clendenin

(*Ray E. Dillon, Jr.)              Director
Ray E. Dillon, Jr.

_______________________________    Director
Richard W. Dillon

(*Lyle Everingham)                 Director
Lyle Everingham

________________________________   Director
John T. LaMacchia

________________________________   Director
Patricia Shontz Longe

(*T. Ballard Morton, Jr.)          Director
T. Ballard Morton, Jr.

(*Thomas H. O'Leary)               Director
Thomas H. O'Leary

(*John D. Ong)                     Director
John D. Ong

________________________________   Director
Katherine D. Ortega

(*Joseph A. Pichler)               Chairman of the Board of
Joseph A. Pichler                  Directors, Chief Executive
                                   Officer, and Director

(*Martha Romayne Seger)            Director
Martha Romayne Seger

*By: (Paul W. Heldman)
     Paul W. Heldman
     Attorney-in-fact

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K



(a)  Financial Statements:

     Report of Independent Public Accountants
     Consolidated Balance Sheet as of January 1, 1994
      and January 2, 1993
     Consolidated Statement of Operations and Accumulated
      Deficit for the years ended January 1, 1994, January 2, 1993 and December 28, 1991
     Consolidated Statement of Cash Flows for the years
      ended January 1, 1994, January 2, 1993
        and December 28,1991
     Notes to Consolidated Financial Statements

     Financial Statement Schedules:

      V - Property, Plant and Equipment

     VI - Accumulated Depreciation, Depletion and
          Amortization of Property, Plant and Equipment

      X - Supplementary Income Statement Information


Schedules other than those listed above are omitted for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K.

     On October 15, 1993, the Company filed a Current Report on Form 8-K disclosing the filing of a registration statement pursuant to Rule 415 and the issuance of $200,000,000 of Debt Securities pursuant thereto, and filing the Distribution Agreement dated as of October 15, 1993, among the Company, J.
     W. Korth & Company, Kemper Securities, Inc. and J. J. B. Hilliard, W.L. Lyons, Inc. and the First Supplemental Indenture dated as of October 15, 1993, between the Company and Star Bank, National Association, as Trustee, both relating thereto. On October 20, 1993, the Company filed a Current Report on Form 8-K disclosing its unaudited earnings for the third quarter 1993.

(c)  Exhibits

      3.1 Amended Articles of Incorporation and Regulations of the Company are hereby incorporated by reference to Exhibits
           4.1 and 4.2 of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993 and bearing Registration No. 33-57552
      4.1 Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request
     10.1 Material Contracts - Third Amended and Restated Employment Agreement dated as of July 22, 1993, between the Company and Joseph A. Pichler - Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 9, 1993
     11.1  Statement Regarding Computation of Per Share Earnings
     12.1  Statement of Computation of Ratio of Earnings to
           Fixed Charges
     21.1  Subsidiaries of the Registrant
     23.1  Consent of Independent Public Accountants
     24.1  Powers of Attorney
     99.1  Annual Reports on Form 11-K for The Kroger Co.
           Savings Plan and the Dillon Companies, Inc. Employee Stock Ownership Plan and Trust for the Year 1993 will be filed by amendment on or before May 2, 1994


                                                             THE KROGER CO.
                                               SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                                        (In thousands of dollars)


Col. A                          Col. B       Col. C        Col. D         Col. E           Col. F

                                                                           Other
                                                                          Changes,
                               Balance at                Retirements     Transfers         Balance
                               Beginning    Additions        or          Between           at End
  Description                  of Period     at Cost       Sales        Accounts(A)       of Period
- --------------------------     ----------   ---------   ------------    -----------    --------------
For the Fiscal Year Ended:
January 1, 1994:
  Land                         $  188,382       9,589          9,751          7,249         195,469
  Buildings and land
    improvements               $  630,437      58,547         28,314         (8,259)        652,411
  Equipment                    $2,214,378     249,547         62,889          4,070       2,405,106
  Leaseholds and leasehold
    improvements               $  675,615      58,455         34,159            (43)        699,868
  Leased property under
    capital leases             $  217,244      18,554          1,684              0         234,114
                               ----------    --------        -------       --------       ---------
                               $3,926,056     394,692        136,797          3,017       4,186,968
                               ==========    ========        =======       ========       =========

January 2, 1993:
  Land                         $  182,471       3,819          5,965          8,057         188,382
  Buildings and land
    improvements               $  586,374      22,650            654         22,067         630,437
  Equipment                    $2,107,869     165,290         63,344          4,563       2,214,378
  Leaseholds and leasehold
    improvements               $  650,244      49,476         25,695          1,590         675,615
  Leased property under
    capital leases             $  226,070       3,442         12,268              0         217,244
                               ----------    --------        -------       --------       ---------
                               $3,753,028     244,677        107,926         36,277       3,926,056
                               ==========    ========        =======       ========       =========

December 28, 1991:
  Land                         $  182,611       6,170          6,985            675         182,471
  Buildings and land
    improvements               $  595,533       1,780         18,581          7,642         586,374
  Equipment                    $2,012,077     148,896         59,223          6,119       2,107,869
  Leaseholds and leasehold
    improvements               $  618,870      51,230         23,227          3,371         650,244
  Leased property under
    capital leases             $  213,634      17,903          5,460             (7)        226,070
                               ----------    --------        -------       --------       ---------
                               $3,622,725     225,979        113,476         17,800       3,753,028
                               ==========    ========        =======       ========       =========

(A)  Includes the transfer of assets to or from property held for sale.



                                                             THE KROGER CO.
                                   SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                    OF PROPERTY, PLANT AND EQUIPMENT

                                                                               (In thousands of dollars)
Col. A                          Col. B       Col. C        Col. D         Col. E           Col. F
                                                                           Other
                                                                          Changes,
                               Balance at                Retirements     Transfers        Balance at
                               Beginning    Additions        or           Between          the End
  Description                  of Period     at Cost        Sales        Accounts(A)      of Period
- --------------------------     ----------   ----------   ------------    -----------     -----------
For the Fiscal Year Ended:
January 1, 1994:
  Buildings and land
    improvements               $  214,193      24,010          7,036            177         231,344
  Equipment                    $1,432,061     172,907         61,164            195       1,543,999
  Leaseholds and leasehold
    improvements               $  303,946      50,837         30,674            (64)        324,045
  Leased property under
    capital leases             $   98,684       9,523          1,935              0         106,272
                               ----------    --------        -------       --------       ---------
                               $2,048,884     257,277        100,809            308       2,205,660
                               ==========    ========        =======       ========       =========

January 2, 1993:
  Buildings and land
    improvements               $  192,371      21,608          1,071          1,285         214,193
  Equipment                    $1,331,390     161,152         58,972         (1,509)      1,432,061
  Leaseholds and leasehold
    improvements               $  275,692      49,064         21,819          1,009         303,946
  Leased property under
    capital leases             $   96,827       9,149          7,087           (205)         98,684
                               ----------    --------        -------       --------       ---------
                               $1,896,280     240,973         88,949            580       2,048,884
                               ==========    ========        =======       ========       =========

December 28, 1991:
  Buildings and land
    improvements               $  174,495      20,837          3,632            671         192,371
  Equipment                    $1,235,011     157,309         59,501         (1,429)      1,331,390
  Leaseholds and leasehold
    improvements               $  246,900      46,519         19,672          1,945         275,692
  Leased property under
    capital leases             $   92,125       9,164          4,455             (7)         96,827
                               ----------    --------        -------       --------       ---------
                               $1,748,531     233,829         87,260          1,180       1,896,280
                               ==========    ========        =======       ========       =========

   (A)    Includes the transfer of assets to or from property held for sale.


                                                             THE KROGER CO.
                                        SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                                            (in thousands of dollars)


Col. A                                                        Col. B

                                                     Charged to Costs and Expenses
                                         -------------------------------------------------
                                          January 1,         January 2,       December 28,
        ITEM A                               1994               1993              1991
        ------                           ------------       ------------      ------------

Maintenance and repairs                       *                  *                 *
Depreciation and amortization
  of intangible assets, preoperating
  costs and similar deferrals                 *                  *                 *

Taxes, other than payroll and income
  taxes                                       *                  *                 *

Royalties                                     *                  *                 *

Advertising costs                         $225,640            $230,185          $221,863


 *  Does not exceed one percent of total sales and revenues.
