Form 10-K/A
period 1994-01-01
KROGER CO
filed 1994-05-02
CIK 56873

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-K/A

                             ANNUAL REPORT

                Pursuant to Section 13 or 15 (d) of the
                    Securities Exchange Act of 1934


For the Fiscal Year Ended               Commission File No. 1-303
      January 1, 1994

                            THE KROGER CO.

An Ohio Corporation             I.R.S. Employer Identification
                                       No. 31-0345740

Address                                            Telephone Number
- - -------                                            ----------------
1014 Vine St.                                       (513) 762-4000
Cincinnati, Ohio   45202

Securities registered pursuant to section 12 (b) of the Act:
                                             Name of Exchange on
Title of Class                                 which Registered
- - --------------                           --------------------------
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

                                PART II


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

CAPITAL EXPENDITURES

Capital expenditures totaled $376.1 million for 1993, $241.2 million for 1992 and $208.1 million in 1991. During 1993 the Company opened, acquired or expanded 46 food stores and 10 convenience stores compared to 42 food stores and 19 convenience stores in 1992 and 42 food stores and 4 convenience stores in 1991. The Company also completed 70 food store and 21 convenience store remodels during 1993. During 1993, 32 food stores were closed or sold including the 15 San Antonio stores sold to Megafood Stores, Inc. in August 1993. 17 convenience stores also were closed. The Company expects capital expenditures to approximate $1.5 billion over the next three years. In 1994 the Company plans to increase food store square footage by 4 1/2%-5% by opening, expanding or acquiring approximately 70 food stores and completing within-the-wall remodels of 60-70 food stores, including the recently completed purchase of 10 stores in Houston, Texas from AppleTree Markets, Inc. The increased square footage is planned for existing Company markets where the Company has an established market position and an existing administrative and logistical network. The Company's ability to realize its capital expenditure plan will depend, in part, on its ability to generate sufficient free cash flow. The Company expects to dedicate one half of its free cash flow in excess of planned expenditures to its capital program and the remainder to debt reduction.


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

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE KROGER CO.


Dated:  May 2, 1994           By  (Paul W. Heldman)
                                   Paul W. Heldman
                                   Vice President, Secretary
                                      and General Counsel




                           INDEX OF EXHIBITS

Exhibit

23.2      Consent of Independent Accountants

23.3      Consent of Independent Accountants

99.2 Financial Statements for The Kroger Co. Savings Plan for the Year Ended December 31, 1993

99.3      Financial Statements for the Dillon Companies, Inc.
          Employees' Stock Ownership and Savings Plan for the Year Ended December 31, 1993