Form 10-Q
period 1994-03-26
KROGER CO
filed 1994-05-06
CIK 56873

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


  X  Quarterly report pursuant to Section 13 or 15(d) of the
  - Securities Exchange Act of 1934 for the quarterly period ended March 26, 1994 or

     Transition report pursuant to Section 13 or 15(d) of the
  -  Securities Exchange Act of 1934 for the transition period from to


     Commission file number    1-303

                            THE KROGER CO.


An Ohio Corporation                 I.R.S. Employer Identification
                                    No. 31-0345740


1014 Vine Street, Cincinnati, OH                    45202
- - ----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code     (513) 762-
4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No           .
     --------        ---------

There were 109,616,103 shares of Common Stock ($1 par value) outstanding as of April 29, 1994.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information for the quarters ended March 26, 1994 and March 27, 1993 includes the results of operations of The Kroger Co. for the 12 week periods ended March 26, 1994 and March 27, 1993, and of Dillon Companies, Inc. for the 13 week periods ended April 2, 1994 and April 3, 1993. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.


                                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                                (in thousands, except per share amounts)
                                                              (unaudited)
                                                                            Quarter Ended
                                                                      ------------------------
                                                                       March 26,     March 27,
                                                                         1994          1993
                                                                      ----------    ----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $5,328,804    $5,173,926
                                                                      ----------    ----------

Costs and expenses
 Merchandise costs, including warehousing and transportation. . .      4,052,901     3,964,439
 Operating, general and administrative. . . . . . . . . . . . . .        974,290       932,349
 Rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         72,066        67,571
 Depreciation and amortization. . . . . . . . . . . . . . . . . .         62,310        62,976
 Interest expense, including interest on obligations
  under capital leases, net . . . . . . . . . . . . . . . . . . .         76,031        96,989
                                                                      ----------    ----------
     Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,237,598     5,124,324
                                                                      ----------    ----------

Earnings before tax expense, extraordinary loss and
 cumulative effect of change in accounting. . . . . . . . . . . .         91,206        49,602
Tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,516        20,138

Earnings before extraordinary loss and cumulative
 effect of change in accounting . . . . . . . . . . . . . . . . .         55,690        29,464
Extraordinary loss (net of income tax credit) . . . . . . . . . .         (8,332)       (9,042)
Cumulative effect of change in accounting
 (net of income tax credit) . . . . . . . . . . . . . . . . . . .                     (159,193)
                                                                      ----------    ----------
     Net earnings (loss). . . . . . . . . . . . . . . . . . . . .     $   47,358    $ (138,771)
                                                                      ==========    ==========

Primary earnings (loss) per common share:
 Earnings from operations . . . . . . . . . . . . . . . . . . . .         $  .50        $  .30
 Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . .           (.07)         (.09)
 Cumulative effect of change in accounting. . . . . . . . . . . .                        (1.63)
                                                                      ----------    ----------
     Net earnings (loss). . . . . . . . . . . . . . . . . . . . .         $  .43        $(1.42)
                                                                      ==========    ==========

Average number of common shares used in per share calculations. .        111,923        97,765

Fully diluted earnings (loss) per common share:
 Earnings from operations . . . . . . . . . . . . . . . . . . . .         $  .46       $  .29
 Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . .           (.06)        (.08)
 Cumulative effect of change in accounting. . . . . . . . . . . .                       (1.38)
                                                                          ------       ------
     Net earnings (loss). . . . . . . . . . . . . . . . . . . . .         $  .40       $(1.17)
                                                                          ======       ======

Average number of common shares used in per share calculations. .        129,654      115,334

- - -----------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

                                                       CONSOLIDATED BALANCE SHEET
                                                       (in thousands of dollars)
                                                              (unaudited)
                                                                 March 26,          January 1,
                                                                   1994                 1994
                                                                ----------          -----------
ASSETS
Current assets
  Cash and temporary cash investments . . . . . . . . . .       $  110,068           $  121,253
  Receivables . . . . . . . . . . . . . . . . . . . . . .          242,269              287,925
  Inventories:
    FIFO cost . . . . . . . . . . . . . . . . . . . . . .        1,946,342            2,001,376
    Less LIFO reserve . . . . . . . . . . . . . . . . . .         (425,597)            (422,097)
                                                                ----------           ----------
                                                                 1,520,745            1,579,279
  Property held for sale. . . . . . . . . . . . . . . . .           45,669               37,721
  Prepaid and other current assets. . . . . . . . . . . .          239,481              199,652
                                                                ----------           ----------
      Total current assets. . . . . . . . . . . . . . . .        2,158,232            2,225,830

Property, plant and equipment, net. . . . . . . . . . . .        2,003,083            1,981,308
Investments and other assets. . . . . . . . . . . . . . .          275,512              273,326
                                                                ----------           ----------
      Total Assets. . . . . . . . . . . . . . . . . . . .       $4,436,827           $4,480,464
                                                                ==========           ==========

LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .       $   58,172           $   63,053
  Current portion of obligations under
    capital leases. . . . . . . . . . . . . . . . . . . .            8,099                7,962
  Accounts payable. . . . . . . . . . . . . . . . . . . .        1,272,699            1,357,532
  Other current liabilities . . . . . . . . . . . . . . .          883,530              822,284
                                                                ----------           ----------
      Total current liabilities . . . . . . . . . . . . .        2,222,500            2,250,831

Long-term debt. . . . . . . . . . . . . . . . . . . . . .        3,891,916            3,975,362
Obligations under capital leases. . . . . . . . . . . . .          157,564              159,651
Deferred income taxes . . . . . . . . . . . . . . . . . .          176,120              182,891
Other long-term liabilities . . . . . . . . . . . . . . .          374,408              371,371
                                                                ----------           ----------
      Total Liabilities . . . . . . . . . . . . . . . . .        6,822,508            6,940,106
                                                                ----------           ----------

SHAREOWNERS' DEFICIT
Common capital stock, par $1, at stated value
  Authorized:  350,000,000 shares
  Issued:  1994 - 119,514,485 shares
           1993 - 118,549,173 shares. . . . . . . . . . .          319,387              308,534
Accumulated deficit . . . . . . . . . . . . . . . . . . .       (2,443,575)          (2,490,932)
Common stock in treasury, at cost
           1994 - 10,283,336 shares
           1993 - 10,901,846 shares . . . . . . . . . . .         (261,493)            (277,244)
                                                                ----------           ----------
    Total Shareowners' Deficit                                  (2,385,681)          (2,459,642)
                                                                ----------           ----------
    Total Liabilities and Shareowners' Deficit. . . . . .       $4,436,827           $4,480,464
                                                                ==========           ==========




- - -----------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (in thousands of dollars)
                                                              (unaudited)
                                                                             Quarter Ended
                                                                    ------------------------------
                                                                      March 26,          March 27,
                                                                        1994               1993
                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . .   $   47,358          $ (138,771)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .        8,332               9,042
     Cumulative effect of change in accounting. . . . . . . . . .                          159,193
     Depreciation and amortization. . . . . . . . . . . . . . . .       62,310              62,976
     Amortization of discount on Junior Subordinated Debentures .                           21,471
     Amortization of deferred financing costs . . . . . . . . . .        3,889               3,230
     LIFO charge. . . . . . . . . . . . . . . . . . . . . . . . .        3,500               4,000
     (Loss) gain on sale of fixed assets. . . . . . . . . . . . .          (48)                345
     Net increase in cash from changes in operating
       assets and liabilities, detailed below . . . . . . . . . .       39,409               8,468
     Other changes, net . . . . . . . . . . . . . . . . . . . . .           (9)                333
                                                                    ----------          ----------
        Net cash provided by operating activities . . . . . . . .      164,741             130,287
                                                                    ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .      (84,097)            (73,642)
  Proceeds from sale of property, plant, and equipment. . . . . .        1,158                 414
  Increase in property held for sale. . . . . . . . . . . . . . .       (7,910)             (2,570)
  Increase in other investments . . . . . . . . . . . . . . . . .       (5,268)            (11,782)
                                                                    ----------          ----------
           Net cash used by investing activities  . . . . . . . .      (96,117)            (87,580)
                                                                    ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .      (11,222)            (12,827)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .       (4,491)             (4,698)
  Principal payments under capital lease obligations. . . . . . .       (1,950)             (1,852)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .      130,351             269,800
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .     (218,678)           (519,973)
  Proceeds from sale of treasury stock. . . . . . . . . . . . . .       13,553              10,590
  Proceeds from issuance of capital stock . . . . . . . . . . . .       12,628             192,636
                                                                    ----------          ----------

        Net cash used by financing activities . . . . . . . . . .      (79,809)            (66,324)
                                                                    ----------          ----------

Net decrease in cash and temporary cash investments . . . . . . .      (11,185)            (23,617)

Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .      121,253             103,995
                                                                    ----------          ----------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .   $  110,068          $   80,378
                                                                    ==========          ==========

INCREASE (DECREASE) IN CASH FROM CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .   $   55,034          $   58,603
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . .       45,656               9,467
    Prepaid and other current assets. . . . . . . . . . . . . . .      (39,709)            (37,842)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .      (84,833)            (70,514)
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .       (6,771)             (3,780)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .       70,032              52,534
                                                                    ----------          ----------
                                                                    $   39,409          $    8,468
                                                                    ==========          ==========

- - -----------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

Supplemental disclosures of cash flow information:

                                                         Quarter Ended
                                                  --------------------------
                                                   March 26,       March 27,
                                                     1994            1993
                                                  ----------      ----------
Cash paid during the period for:

   Interest (net of amount capitalized)            $ 69,304        $ 85,082
   Income taxes                                      19,756          13,537

- - -----------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------


1.   CONTINGENCIES
     -------------

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

     The principal contingencies are described below:

     Income Taxes - The Company has settled all tax years through 1983 with the Internal Revenue Service. The Internal Revenue Service has completed its examination of the Company's tax returns for 1984 through 1986 and the Company has made payments based on its proposed settlement. The Company has provided for this and other tax contingencies.

     Insurance - The Company's workers' compensation risks are self-insured in certain states and, where insured with a third-party, are based on retrospective premiums. The liability for these risks is accounted for on a present value basis. In addition, certain levels of insured general liability risks are based on retrospective premiums. Actual claim settlements and expenses incident thereto may differ from the provisions for loss. Other levels of general liability risks have been underwritten by a subsidiary. Operating divisions and subsidiaries have paid premiums, and the insurance subsidiary has provided loss allowances, based upon actuarially-determined estimates.

     Litigation - Various suits and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these suits and claims will not have a material adverse effect on the financial position or results of operations of the Company.

2.   INCOME TAXES
     ------------

     The effective income tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes.

3.   EXTRAORDINARY LOSS
     ------------------

     The extraordinary loss for the quarters ended March 26, 1994 and March 27, 1993 of $8.3 million and $9.0 million, respectively (net of income taxes of $5.3 million and $5.5 million, respectively) is related to the early retirement of long-term debt. During the first quarter of 1994 the Company completed redemption of its remaining outstanding 11-1/8% Senior Notes and repurchased $44.6 million of its other senior subordinated debt issues. Redemptions and purchases of debt were funded by excess cash from operations, proceeds from miscellaneous asset sales, proceeds from the sale of treasury stock to employee benefit plans, proceeds from new issuances of debt, and funds borrowed under the Company's working capital facility. (See Note 5)

4.   EARNINGS (LOSS) PER COMMON SHARE
     --------------------------------

     Primary earnings (loss) per common share equals net earnings
     (loss) divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options. Fully diluted earnings (loss) per common share are computed by adjusting both net earnings and shares outstanding for the effect of the conversion of the Convertible Junior Subordinated Debentures issued in March 1991 and the Convertible Junior Subordinated Notes issued in December 1992.

5.   LONG-TERM DEBT ISSUANCES
     ------------------------

     In the first quarter of 1994 the Company issued $13.4 million General Term Notes (R), Series A, with interest rates ranging from 7% to 8% and maturities ranging from 1999 through 2006, and $43.3 million General Term Notes (R), Series B, with initial interest rates, either fixed or variable, ranging from 6% to 8% and maturities ranging from 2000 through 2006. The net proceeds of the offerings were initially used to repay amounts outstanding under the working capital facility and, thereafter, the Company used amounts available under the working capital facility to purchase, on the open market, portions of its high-cost long-term debt and to fund the March 15, 1994 call of its 11-1/8% Senior Notes.

6.   SUBSEQUENT EVENTS
     -----------------

     Subsequent to March 26, 1994 and through April 29,1994 the Company has purchased an additional $43.2 million face amount of its high cost debt. As adjusted for these open market purchases the carrying amount of the Company's senior subordinated debt issues was $1.2 billion at April 29, 1994. The Company expects to incur an after-tax extraordinary loss of approximately $.8 million related to these purchases.

     On May 2, 1994, the Company notified the trustee of its 8-3/4% Senior Subordinated Reset Notes due 1999 that it will redeem such notes on June 15, 1994.

(R) Registered Service mark of J. W. Korth & Company



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- - ------------------------

SALES
- - -----

First quarter 1994 sales were 3.0% ahead of the first quarter 1993. These sales increases were achieved during a period of virtually no inflation in pharmacy, health and beauty care, and dry grocery prices and only slight inflation in some perishable commodities. Sales were enhanced by severe winter weather in many of the areas in which the Company operates. These weather patterns tend to increase at home food consumption. Additionally, 1994's first quarter includes the Easter holiday selling season for the Dillon divisions of the Company which occurred in the second quarter of 1993. Sales in identical food stores, excluding the Dillon divisions' Easter sales, increased 2.3% versus 1.0% in 1993.

Sales in identical convenience stores increased 1.1%. Convenience stores' identical grocery sales increased 4.0% and identical gasoline sales decreased 2.1%. The decrease in gasoline sales was due to the combination of a 4.4% decrease in the average retail price per gallon offset by a 2.3% increase in gallons sold.

A review of sales trends by lines of business includes:

                                        (in thousands of dollars)
                               % of 1994        1st Quarter
                                          ----------------------
       Lines of Business         Sales       1994        1993     Change
       ---------------------   ---------  ----------  ----------  -------
       Food Stores  ........     92.9%    $4,952,643  $4,729,559    +4.7%
       Convenience Stores ..      3.7%       197,204     214,813    (8.2%)
       Other sales  ........      3.4%       178,957     229,554   (22.0%)
                               ---------  ----------  ----------

       Total sales  ........    100.0%    $5,328,804  $5,173,926    +3.0%

The decrease in convenience stores sales is the result of excluding certain franchised store sales which were included in reported sales in prior years. Adjusting 1994 sales to include franchise sales would result in a 2.7% increase in convenience store sales.

Other sales include outside sales by the Company's manufacturing divisions and sales of general merchandise to a drug store company in which the Company maintains an equity investment. The drug store company completed an expansion of its warehouse in early 1994 and discontinued its purchases from the Company. In 1993, annual sales to the drug store company were $472 million. Adjusting first quarter sales for both years to eliminate these sales would produce a 12.6% increase in other sales.

Total sales increased 5.7% after adjusting for the other sales to the drug store company, the change in franchise sales accounting, and the exclusion of sales from the Company's San Antonio stores which were sold in August 1993.

Competitive pressures are expected to increase through the remainder of the year as supercenters and other low-cost operators open in the Company's markets. Twelve percent of the Company's total sales base is projected to be in direct competition with Wal-Mart and Kmart supercenters at year-end 1994 compared to 4% at year-end 1993.


EBITD
- - ------

The Company's Credit Agreement, dated January 21, 1992, and the indentures underlying approximately $1.6 billion of publicly issued debt contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, unusual and extraordinary items ("EBITD"). All EBITD based covenants are based, among other things, upon generally accepted accounting principles ("GAAP") as applied on a date prior to January 3, 1993. The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At March 26, 1994 the Company was in compliance with all covenants of its Credit Agreement and publicly issued debt. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

During the first quarter 1994, EBITD, which does not include the effect of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", increased 8.9% to $237.5 million from $218.1 million. Capital expansion, strong first quarter sales, focus on expense controls, and strong private label results, combined to produce the EBITD growth obtained in the first quarter of 1994.

MERCHANDISE COSTS
- - -------------------

Merchandise costs, including warehousing and transportation expense and LIFO charges, for the first quarter 1994 declined to 76.1% of sales compared to 76.6% in the first quarter 1993. Excluding LIFO charges, these costs were 76.0% of sales in 1994 and 76.6% in 1993. Merchandise costs were positively affected by a lower LIFO charge and savings from advances in coupon scanning. Coordinated procurement and new warehouse and transportation programs are also benefitting the Company's cost of goods.

Merchandise costs were favorably influenced by the discontinuance of the low-margin sales to the drug store company. Merchandise costs as a percent of sales adjusted for these sales, declined to 75.9% compared to 76.1% in 1993.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES
- - ----------------------------------------------

Operating, general and administrative expenses in the first quarter 1994 increased to 18.3% of sales from 18.0% last year. Operating, general and administrative expenses were essentially flat after adjusting sales for sales to the drug store company and convenience store franchise sales.

Higher sales levels helped control operating, general and administrative expenses as a percent of sales. The Company's investment in technology in the recent past has begun to impact costs by increasing employee productivity, reducing front-end wages and helping to control the growth in communication expenses. Operating, general and administrative expenses were adversely affected by new store opening costs of 27 new, expanded, or acquired food stores in the quarter versus five in 1993.

NET INTEREST EXPENSE
- - --------------------

Net interest expense declined 21.6% to $76.0 million in the first quarter 1994 from $97.0 million in last year's first quarter. This reduction is primarily due to generally lower market rates this year and the Company's progress in refinancing its high-cost, long-term debt and the issuance of equity in 1993. The proceeds from new issues are being used to redeem or repurchase, on the open market, other high-cost debt. Total long-term debt at the end of the first quarter was $4.1 billion, down $207 million from the first quarter of 1993.

Despite the recent increase in rates, the Company expects net interest expense for all of 1994 to total $330-$340 million compared to $390.0 million last year.

NET EARNINGS
- - ------------

The Company's net earnings in the first quarter 1994 were $47.4 million or $.40 per share on a fully diluted basis compared to a net loss in the first quarter 1993 of $138.8 million or $1.17 per share. Net earnings in 1993 were negatively affected $159.2 million or $1.38 per share by the cumulative effect of the change in accounting for retiree benefits. Net earnings in 1994 were negatively affected by an extraordinary loss of $8.3 million or $.06 per share compared to an extraordinary loss of $9.0 million or $.08 per share in 1993. The extraordinary loss in both years resulted from the early retirement of the Company's high-cost debt, including the final redemption in 1994 of the Company's 11-1/8% Senior Notes and in 1993 of the Company's 12-7/8% Senior Subordinated Debentures. The Company expects to incur an extraordinary loss in each quarter of 1994 as it continues to retire high-cost debt.

Earnings before the extraordinary loss and the cumulative effect of a change in accounting totalled $55.7 million in 1994 compared to $29.5 million in 1993. The first quarter 1993 includes a $4.4 million pre-tax one-time charge related to a change in the estimated useful life of certain computer equipment.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

During the first quarter 1994 the Company redeemed the remaining outstanding amount of its 11-1/8% Senior Notes and purchased $44.6 million of its various senior subordinated debt issues.

At the end of the first quarter 1994 the Company had $248.7 million available under its working capital facility to meet short-term liquidity needs.

Capital expenditures for the first quarter 1994 totaled $84.1 million compared to $73.6 million for the first quarter 1993. Capital expenditures for the year are expected to total approximately $500 million compared to $376.1 million during all of 1993. This will enable the Company to open or expand approximately 70 stores, including the January 1994 purchase of 10 AppleTree stores located in Houston, Texas, and remodel an additional 60 to 70 stores.

During the first quarter of 1994 the Company issued $56.7 million of senior subordinated notes with interest rates ranging from 6% to 8% and maturities ranging from 1999 through 2006. The net proceeds of the offerings were initially used to repay amounts outstanding under the working capital facility and thereafter the Company used amounts available under the working capital facility to purchase, on the open market, portions of its high-cost long-term debt and to fund in part the March 15, 1994 call of its 11-1/8% Senior Notes.

CONSOLIDATED STATEMENT OF CASH FLOWS
- - ------------------------------------

The Company generated $164.7 million of cash from operating activities during the first quarter compared to $130.3 million last year. The increase is due in part to a decrease in accounts receivable of $45.7 million during 1994 versus a decrease of $9.5 million in 1993 offset by a decrease in accounts payable and other liabilities during 1994 of $14.8 millon compared to a decrease during 1993 of $18.0 million.

Investing activities used $96.1 million in cash during the first quarter of 1994 compared to $87.6 million last year, primarily due to a $10.5 million increase in capital expenditures.

Financing activities used $79.8 million in cash compared to $66.3 million last year. The increase is due to a decline of $319.5 million in proceeds from the sale of debt and equity issues combined with a decline in long-term debt reductions of $301.3 million.

SUBSEQUENT EVENTS
- - -----------------

Subsequent to March 26, 1994 and through April 29,1994 the Company has purchased an additional $43.2 million face amount of its high cost debt. As adjusted for these open market purchases the carrying amount of the Company's senior subordinated debt issues was $1.2 billion at April 29, 1994. The Company expects to incur an after-tax extraordinary loss of approximately $.8 million related to these purchases.

On May 2, 1994, the Company notified the trustee of its 8-3/4%
Senior Subordinated Reset Notes due 1999 that it will redeem such notes on June 15, 1994.



                      PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
- - -------   --------------------------------


     (a) Exhibit 4.1 - Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

          Exhibit 11.1 - Statement of Computation of
          Consolidated Earnings (Loss) Per Share.

          Exhibit 99.1 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed
          Charges.


     (b) The Company disclosed and filed its fourth quarter 1993 earnings release in its Current
          Report on Form 8-K dated February 8, 1994.






                              SIGNATURES
                              ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE KROGER CO.



Dated:  May 6, 1994                By  (Joseph A. Pichler)
                                   Joseph A. Pichler
                                   Chairman of the Board and
                                   Chief Executive Officer



Dated:  May 6, 1994                By  (William J. Sinkula)
                                   William J. Sinkula
                                   Executive Vice President
                                   and Principal Financial
                                   Officer



                             Exhibit Index
                             -------------


     Exhibit
     -------

     Exhibit 4.1 -  Instruments defining the rights of holders of long-term debt of the Company and its
                    subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

     Exhibit 11.1-  Statement of Computation of Consolidated
                    Earnings (Loss) Per Share

     Exhibit 99.1 - Additional Exhibits - Statement of Computation
                    of Ratio of Earnings to  Fixed Charges