Form 10-Q
period 1994-06-18
KROGER CO
filed 1994-08-02
CIK 56873

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 18, 1994 or

     Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period from to
     ---------     -------


     Commission file number    1-303

                            THE KROGER CO.


An Ohio Corporation                  I.R.S. Employer Identification
                                                 No. 31-0345740


1014 Vine Street, Cincinnati, OH                    45202
- ----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code   (513) 762-4000

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


There were 110,413,314 shares of Common Stock ($1 par value) outstanding as of July 22, 1994.


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information for the quarters ended June 18, 1994 and June 19, 1993 includes the results of operations of The Kroger Co. for the 12 and 24 week periods ended June 18, 1994 and June 19, 1993, and of Dillon Companies, Inc. for the 13 and 26 week periods ended July 2, 1994 and July 3, 1993. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.

                                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                                (in thousands, except per share amounts)
                                                              (unaudited)
                                                              2nd Quarter Ended       2 Quarters Ended
                                                           ----------------------  -------------------
                                                             June 18,    June 19,     June 18,     June 19,
                                                              1994        1993        1994          1993
                                                           ----------  ----------  -----------  -----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .    $5,394,228  $5,329,373  $10,723,032  $10,503,298
                                                           ----------  ----------  -----------  -----------
Costs and expenses:
 Merchandise costs, including warehousing and
  transportation. . . . . . . . . . . . . . . . . . . .     4,081,213   4,074,455    8,134,114    8,038,894
 Operating, general and administrative. . . . . . . . .       988,588     956,721    1,962,877    1,889,070
 Rent . . . . . . . . . . . . . . . . . . . . . . . . .        70,757      68,586      142,822      136,155
 Depreciation and amortization. . . . . . . . . . . . .        64,384      59,903      126,694      122,879
 Interest expense, including interest on obligations
  under capital leases, net . . . . . . . . . . . . . .        75,008      94,591      151,040      191,580
 Other charges. . . . . . . . . . . . . . . . . . . . .                    22,725                    22,725
                                                           ----------  ----------  -----------  -----------

     Total. . . . . . . . . . . . . . . . . . . . . . .     5,279,950   5,276,981   10,517,547   10,401,303
                                                           ----------  ----------  -----------  -----------

Earnings before income tax expense, extraordinary
 loss and cumulative effect of change in accounting . .       114,278      52,392      205,485      101,995
Tax expense . . . . . . . . . . . . . . . . . . . . . .        44,300      22,771       79,817       42,910
                                                           ----------  ----------   ----------  -----------
Earnings before extraordinary loss and cumulative
 effect of change in accounting . . . . . . . . . . . .        69,978      29,621      125,668       59,085
Extraordinary loss (net of income tax credit) . . . . .        (2,645)     (2,136)     (10,978)     (11,178)
Cumulative effect of change in accounting (net of
 income tax credit) . . . . . . . . . . . . . . . . . .                                            (159,193)
                                                           ----------  ----------   ----------  -----------
     Net earnings (loss). . . . . . . . . . . . . . . .    $   67,333  $   27,485   $  114,690  $  (111,286)
                                                           ==========  ==========   ==========  ===========

Primary earnings (loss) per common share:
 Earnings from operations . . . . . . . . . . . . . . .         $ .62       $ .27       $ 1.12       $  .57
 Extraordinary loss . . . . . . . . . . . . . . . . . .          (.02)       (.02)        (.10)        (.11)
 Cumulative effect of change in accounting. . . . . . .                                               (1.54)
                                                                -----       -----       ------       ------
   Net earnings (loss). . . . . . . . . . . . . . . . .         $ .60       $ .25       $ 1.02       $(1.08)
                                                                =====       =====       ======       ======

Average number of common shares used in primary per
 share calculation. . . . . . . . . . . . . . . . . . .       112,966     108,393      112,445      103,079

Fully diluted earnings (loss) per common share:
 Earnings from operations . . . . . . . . . . . . . . .         $ .57       $ .27       $ 1.02       $  .55
 Extraordinary loss . . . . . . . . . . . . . . . . . .          (.02)       (.02)        (.08)        (.09)
 Cumulative effect of change in accounting. . . . . . .                                               (1.32)
                                                                -----       -----       ------       ------
     Net earnings (loss). . . . . . . . . . . . . . . .         $ .55       $ .25       $  .94       $ (.86)
                                                                =====       =====       ======       ======
Average number of common shares used in fully diluted
 per share calculations . . . . . . . . . . . . . . . .       130,272     125,482      129,963      120,408

- ---------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

                                     CONSOLIDATED BALANCE SHEET
                                     (in thousands of dollars)
                                            (unaudited)
                                                                  June 18,          January 1,
                                                                   1994                 1994
                                                                ----------          -----------
ASSETS
Current assets
  Cash and temporary cash investments . . . . . . . . . .       $  105,590           $  121,253
  Receivables . . . . . . . . . . . . . . . . . . . . . .          249,363              287,925
  Inventories:
    FIFO cost . . . . . . . . . . . . . . . . . . . . . .        1,869,001            2,001,376
    Less LIFO reserve . . . . . . . . . . . . . . . . . .         (428,597)            (422,097)
                                                                ----------           ----------
                                                                 1,440,404            1,579,279
  Property held for sale. . . . . . . . . . . . . . . . .           52,091               37,721
  Prepaid and other current assets. . . . . . . . . . . .          217,425              199,652
                                                                ----------           ----------
      Total current assets. . . . . . . . . . . . . . . .        2,064,873            2,225,830

Property, plant and equipment, net. . . . . . . . . . . .        2,033,774            1,981,308
Investments and other assets. . . . . . . . . . . . . . .          272,357              273,326
                                                                ----------           ----------
      Total Assets. . . . . . . . . . . . . . . . . . . .       $4,371,004           $4,480,464
                                                                ==========           ==========

LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .       $   83,776           $   63,053
  Current portion of obligations under
    capital leases. . . . . . . . . . . . . . . . . . . .            8,267                7,962
  Accounts payable. . . . . . . . . . . . . . . . . . . .        1,298,564            1,357,532
  Other current liabilities . . . . . . . . . . . . . . .          881,856              822,284
                                                                ----------           ----------
      Total current liabilities . . . . . . . . . . . . .        2,272,463            2,250,831

Long-term debt. . . . . . . . . . . . . . . . . . . . . .        3,692,380            3,975,362
Obligations under capital leases. . . . . . . . . . . . .          159,729              159,651
Deferred income taxes . . . . . . . . . . . . . . . . . .          174,861              182,891
Other long-term liabilities . . . . . . . . . . . . . . .          377,445              371,371
                                                                ----------           ----------
      Total Liabilities . . . . . . . . . . . . . . . . .        6,676,878            6,940,106
                                                                ----------           ----------

SHAREOWNERS' DEFICIT
Common capital stock, par $1, at stated value
  Authorized:  350,000,000 shares
  Issued:  1994 - 119,785,798 shares
           1993 - 118,549,173 shares. . . . . . . . . . .          322,312              308,534
Accumulated deficit . . . . . . . . . . . . . . . . . . .       (2,376,242)          (2,490,932)
Common stock in treasury, at cost
           1994 -  9,907,937 shares
           1993 - 10,901,846 shares . . . . . . . . . . .         (251,944)            (277,244)
                                                                ----------           ----------
    Total Shareowners' Deficit                                  (2,305,874)          (2,459,642)
                                                                ----------           ----------
    Total Liabilities and Shareowners' Deficit. . . . . .       $4,371,004           $4,480,464
                                                                ==========           ==========

- -------------------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands of dollars)
                                            (unaudited)
                                                                           2 Quarters Ended
                                                                    -------------------------------
                                                                      June 18,           June 19,
                                                                        1994               1993
                                                                    -----------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings(loss). . . . . . . . . . . . . . . . . . . . . . .   $  114,690         $ (111,286)
  Adjustments to reconcile net earnings(loss) to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .       10,978             11,178
     Cumulative effect of change in accounting. . . . . . . . . .                         159,193
     Depreciation and amortization. . . . . . . . . . . . . . . .      126,694            122,879
     Amortization of discount on Junior Subordinated Debentures .                          41,780
     Amortization of deferred financing costs . . . . . . . . . .        7,952              6,467
     LIFO charge. . . . . . . . . . . . . . . . . . . . . . . . .        6,500              7,750
     Net increase in cash from changes in operating
       assets and liabilities, detailed below . . . . . . . . . .      160,152            115,868
     Other changes, net . . . . . . . . . . . . . . . . . . . . .        1,445                379
                                                                    ----------         ----------
        Net cash provided by operating activities . . . . . . . .      428,411            354,208
                                                                    ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .     (182,255)          (154,526)
  Proceeds from sale of property, plant, and equipment. . . . . .        7,937             10,439
  Increase in property held for sale. . . . . . . . . . . . . . .      (14,330)           (17,606)
  Increase in other investments . . . . . . . . . . . . . . . . .       (7,169)           (24,071)
                                                                     ----------        ----------

        Net cash used by investing activities . . . . . . . . . .     (195,817)          (185,764)
                                                                     ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .      (14,062)           (16,019)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .       (6,239)            (5,829)

  Principal payments under capital lease obligations. . . . . . .       (3,911)            (3,610)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .       84,546            300,333

  Reductions in long-term debt. . . . . . . . . . . . . . . . . .     (346,805)          (678,440)
  Proceeds from sale of treasury stock. . . . . . . . . . . . . .       22,290             17,769
  Proceeds from issuance of capital stock . . . . . . . . . . . .       15,924            205,427
                                                                    ----------         ----------

        Net cash used by financing activities . . . . . . . . . .     (248,257)          (180,369)
                                                                    ----------          ---------

Net increase (decrease) in cash and temporary cash investments. .      (15,663)            11,925

Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .      121,253            103,995
                                                                    ----------         ----------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .   $  105,590         $   92,070
                                                                    ==========         ==========

INCREASE (DECREASE) IN CASH FROM CHANGES IN OPERATING ASSETS AND LIABILITIES:

    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .   $  132,375         $  102,141
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . .       38,562             15,132
    Prepaid and other current assets. . . . . . . . . . . . . . .      (17,313)           (21,541)

    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .      (58,968)           (44,412)

    Deferred income taxes . . . . . . . . . . . . . . . . . . . .       (8,030)           (14,327)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .       73,526             78,875
                                                                    ----------         ----------

                                                                    $  160,152         $  115,868
                                                                   ==========          ==========

- ---------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

Supplemental disclosures of cash flow information:

                                                       2 Quarters Ended
                                                  --------------------------
                                                   June 18,        June 19,
                                                     1994            1993
                                                  ----------      ----------
Cash paid during the period for:

   Interest (net of amount capitalized)            $158,415        $167,356
   Income taxes                                      67,408          49,836


- ---------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------


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

     The principal contingencies are described below:

     Income Taxes - The Company has settled all tax years through 1983 with the Internal Revenue Service. The Internal Revenue Service has completed its examination of the Company's tax returns for 1984 through 1986 and the Company has made payments based on its proposed settlement. Efforts to settle some unresolved issues for years 1984 through 1986 with the Appeals Division of the Internal Revenue Service have been unsuccessful. Therefore, the Company has filed a petition with the United States Tax Court. The Company has provided for this and other tax contingencies.

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

     Litigation - The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position or results of operations.

2.   INCOME TAXES
     ------------

     The effective income tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes.

3.   DEPRECIATION
     ------------

     Depreciation expense for the two quarters ended June 19, 1993 includes a $4.4 million charge related to a change in the estimated useful life of certain computer equipment.

4.   OTHER CHARGES
     -------------

     The other charge reflected in the second quarter 1993 earnings is a pre-tax charge of $22.7 million in connection with the disposition of 15 stores in San Antonio, Texas. Severance pay, unemployment benefits costs and loss on sale of assets are included in this charge.

5.   EXTRAORDINARY LOSS
     ------------------

     The extraordinary loss for the two quarters ended June 18, 1994 and June 19, 1993 of $11.0 million and $11.2 million, respectively (net of income taxes of $7.0 million and $6.9 million, respectively) and for the second quarter ended June 18, 1994 and June 19, 1993 of $2.6 million and $2.1 million, respectively (net of income taxes of $1.6 million and $1.3 million, respectively) is related to the early retirement of long-term debt. During the second quarter of 1994 the Company redeemed its remaining outstanding 8-3/4% Senior Subordinated Reset Notes and repurchased $52.9 million of its other senior subordinated debt issues. Through two quarters of 1994, early repurchases or redemptions of long-term debt have totalled $296.6 million. Redemptions and purchases of debt were funded by excess cash from operations, proceeds from miscellaneous asset sales, proceeds from the sale of treasury stock to employee benefit plans, proceeds from new issuances of debt, and funds borrowed under the Company's working capital facility. (See Note 7)

6.   EARNINGS (LOSS) PER COMMON SHARE
     --------------------------------

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

7.   LONG-TERM DEBT ISSUANCES
     ------------------------

     In the second quarter of 1994 the Company issued $20.0 million General Term Notes(R), Series B, with initial interest rates, either fixed or variable, ranging from 6-1/4% to 8-1/4% and maturities ranging from 1999 through 2004. Year-to-date issuances include $13.4 million General Term Notes(R), Series A and $63.3 million General Term Notes(R), Series B. The net proceeds of the offerings were initially used to repay amounts outstanding under the working capital facility and, thereafter, the Company used amounts available under the working capital facility to purchase, on the open market, portions of its high-cost long-term debt and to fund the March 15, 1994 call of its 11-1/8% Senior Notes and the June 15, 1994 call of its 8-3/4% Senior Subordinated Reset Notes.

8.   SUBSEQUENT EVENTS
     -----------------

     On July 19, 1994 the Company entered into a new bank credit agreement. This agreement replaces the credit agreement dated as of January 21, 1992. The agreement provides for a seven year revolving credit facility in the amount of $1.75 billion. The agreement reduces interest rates on the Company's bank debt compared to comparable borrowings under the prior credit agree-ment and allows the Company to significantly increase capital expenditures.

     The Company expects to incur an extraordinary loss in the third quarter 1994 of approximately $6.3 million, net of income tax credit, related to the write-off of deferred financing costs associated with its previous credit agreement.

     (R) Registered Service mark of J. W. Korth & Company

     On July 15, 1994, a subsidiary of Revco D.S., Inc. acquired through merger Hook-SupeRx, Inc., a drug store company in which the Company had owned a minority interest. As a part of this transaction, all shareholders, including the Company, received $13.75 in exchange for each share of Hook-SupeRx, Inc.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

SALES
- -----

Total sales for the second quarter of 1994 were $5.4 billion compared to $5.3 billion in the second quarter of 1993, a 1.2% increase. Food stores sales for the second quarter 1994 were 3.6% ahead of the second quarter 1993. The increase in food stores sales resulted from, among other things, the Company's pricing and promotional strategies tailored to individual markets and the continued expansion of net square footage from new stores. Inflation was not a factor in the Company's sales results. Sales in identical food stores, stores that have been in operation for one full year and have not been expanded or relocated, increased 1.8%.

A review of sales trends by lines of business includes:

                                        (in thousands of dollars)
                               % of 1994        2nd Quarter
                                          ----------------------
       Lines of Business         Sales       1994        1993       Change
       ---------------------   ---------  ----------  ----------    ------
       Food Stores  ........     93.2%    $5,022,777  $4,846,942     +3.6%
       Convenience Stores ..      4.2%       228,558     247,035     (7.5%)
       Other sales  ........      2.6%       142,893     235,396    (39.3%)
                               ---------  ----------  ----------

       Total sales  ........    100.0%    $5,394,228  $5,329,373     +1.2%

                                          (in thousands of dollars)
                               % of 1994   2 Quarters Year-to-date
                                          ------------------------
       Lines of Business         Sales        1994         1993      Change
       ---------------------   ---------  -----------  -----------   ------
       Food Stores  ........     93.0%    $ 9,975,420  $ 9,576,501    +4.2%
       Convenience Stores ..      4.0%        425,762      461,848    (7.8%)
       Other sales  ........      3.0%        321,850      464,949   (30.1%)
                               ---------  -----------  -----------

       Total sales  ........    100.0%    $10,723,032  $10,503,298    +2.1%

Sales in identical convenience stores increased 1.4%. Convenience stores' identical grocery sales increased 3.1% and identical gasoline sales decreased .6%. The decrease in gasoline sales was due to the combination of a 2.8% decrease in the average retail price per gallon offset in part by a 2.3% increase in gallons sold.

The decrease in convenience stores sales is the result of excluding certain franchised store sales which were included in reported sales in prior years. Adjusting 1993 sales to exclude franchise sales would result in a 3.7% increase in convenience store sales for the quarter and 3.2% year-to-date.

Other sales include outside sales by the Company's manufacturing divisions and sales of general merchandise to a drug store company in which the Company had maintained an equity investment. (See Subsequent Events) The drug store company completed an expansion of its warehouse in early 1994 and discontinued its purchases from the Company. In 1993, annual sales to the drug store company were $472 million. Adjusting second quarter and two quarters year-to-date sales for both years to eliminate these sales would produce increases of 11.7% and 12.1%, respectively, in other sales.

Total sales for the quarter increased 4.7% after adjusting for the other sales to the drug store company, the change in franchise sales accounting, and the exclusion of sales from the Company's San Antonio stores which were sold in August 1993.

Competitive pressures are expected to increase through the remainder of the year as supercenters and other low-cost operators continue to open in the Company's markets. The Company has responded to new competition with effective programs that, in many cases, have protected market share and increased sales.

EBITD
- -----

The Company's Credit Agreement and the indentures underlying approximately $1.5 billion of publicly issued debt contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, unusual and extraordinary items ("EBITD"). All EBITD based covenants are based, among other things, upon generally accepted accounting principles ("GAAP") as applied on a date prior to January 3, 1993. The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At June 18, 1994 the Company was in compliance with all covenants of its Credit Agreement and publicly issued debt. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

During the second quarter 1994, EBITD, which does not include the effect of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", increased 9.8% to $261.2 million from $237.9 million. Year-to-date 1994 EBITD increased 9.4% to $498.7 million from $455.9 million. The increase in EBITD was the result of many factors including strong identical store sales increases, benefits from the Company's commitment to technology and logistics, private label sales that are outpacing total sales increases, and positive results from the Company's capital expansion program.

MERCHANDISE COSTS
- -----------------

Merchandise costs, including warehousing and transportation expense and LIFO charges were favorably influenced by the Company's investment of time and capital in areas such as coordinated procurement, direct store delivery systems, consolidated warehouses and other projects. Merchandise costs as a percent of sales in the second quarter and year-to-date were:

                                          2nd Quarter      Year-to-date
                                        --------------    --------------
                                         1994    1993      1994    1993
                                        ------  ------    ------  ------
          Merchandise Costs - LIFO      75.66%  76.45%    75.86%  76.54%
          LIFO charges                    .06%    .07%      .06%    .07%
                                        ------  ------    ------  ------
          Merchandise Costs - FIFO      75.60%  76.38%    75.80%  76.47%

Merchandise costs also were favorably influenced by the discontinuance of the low-margin sales to the drug store company.
Second quarter merchandise costs as a percent of sales adjusted for these sales declined to 75.66% compared to 76.01% in 1993.


OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES
- ----------------------------------------------

Operating, general and administrative expenses in the second quarter 1994 increased to 18.3% of sales from 18.0% last year. Year-to-date operating, general and administrative expenses in 1994 were also 18.3% compared to 18.0% in 1993. Operating, general and administrative expenses were essentially flat after adjusting for sales to the drug store company and convenience store franchise sales.

The Company's recent investment in technology has had a favorable effect on costs by increasing employee productivity and reducing store wages. During the quarter, employee costs, which include wages, salaries, pension costs, and insurance costs declined as a percent of sales.

The Company is continuing to implement technologies such as store labor scheduling, point of sale upgrades and time and attendance programs with the goal of reducing operating costs. Sales growth has also helped to control operating, general and administrative expenses as a percent of sales.


NET INTEREST EXPENSE
- --------------------

Net interest expense declined 20.7% to $75.0 million in the second quarter 1994 from $94.6 million in last year's second quarter. Year-to-date net interest expense totalled $151.0 million, down 21.2% from last year's first half total of $191.6 million. This reduction is primarily due to the Company's progress in refinancing its high-cost, long-term debt, the issuance of equity in 1993, and improvements in working capital. Total long-term debt at the end of the second quarter was $3.9 billion, down $269 million from the second quarter of 1993.

The Company recently entered into a new bank credit agreement (see Subsequent Events) which will reduce the Company's interest rates on bank borrowings compared to comparable borrowings under the prior credit agreement. Nonetheless, as a result of recent increases in market interest rates, the Company is not revising its estimate of $330-$340 million of interest expense for all of 1994. This compares to $390.0 million for 1993.


NET EARNINGS
- ------------

The Company's net earnings in the second quarter 1994 were $67.3 million or $.55 per share on a fully diluted basis compared to net earnings in the second quarter 1993 of $27.5 million or $.25 per share. Earnings before the extraordinary loss and the cumulative effect of a change in accounting totalled $70.0 million in second quarter 1994 compared to $29.6 million in 1993. The second quarter 1993 included a $22.7 million pre-tax charge ($15.0 million after tax) for the expenses expected to be incurred in connection with the disposition of 15 stores in San Antonio, Texas. Year-to-date earnings before the extraordinary loss and the cumulative effect of a change in accounting totalled $125.7 million in 1994 compared to $59.1 million in 1993. The Company had net earnings in 1994 of $114.7 million compared to a net loss of $111.3 million in the first half of 1993. Net earnings in 1993 were negatively affected $159.2 million by the cumulative effect of the change in accounting for retiree benefits. The first half of 1993 also includes a $4.4 million pre-tax charge related to a change in the estimated useful life of certain computer equipment and a $22.7 million pre-tax charge in connection with the San Antonio stores. Net earnings in 1994 were negatively affected by an extraordinary loss of $11.0 million or $.08 per share compared to an extraordinary loss of $11.2 million or $.09 per share in 1993. The extraordinary loss in both years resulted from the early retirement of the Company's high-cost debt, including the redemption in 1994 of the Company's 11-1/8% Senior Notes and the 8-3/4% Senior Subordinated Reset Notes and in 1993 of the Company's 12-7/8% Senior Subordinated Debentures.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the first half of 1994 the Company redeemed the remaining outstanding amount of its 11-1/8% Senior Notes and its 8-3/4%
Senior Subordinated Reset Notes and purchased $91.8 million of its various senior subordinated debt issues.

At the end of the second quarter 1994 the Company had $317.9 million available under its working capital facility to meet short-term liquidity needs.

Capital expenditures for the second quarter 1994 totaled $98.2 million compared to $80.9 million for the second quarter 1993. Capital expenditures for the year are expected to total approximately $500 million compared to $376.1 million during all of 1993. This will enable the Company to open or expand approximately 70-80 stores, including the January 1994 purchase of 10 AppleTree stores located in Houston, Texas, and remodel an additional 60 to 70 stores. Through two quarters of 1994 the Company had opened, acquired or expanded 33 food stores.

During the first half of 1994 the Company issued $76.8 million of senior subordinated notes with interest rates ranging from 6% to 8-1/4% and maturities ranging from 1999 through 2006. The net proceeds of the offerings were initially used to repay amounts outstanding under the working capital facility and thereafter the Company used amounts available under the working capital facility to purchase, on the open market, portions of its high-cost long-term debt and to fund in part the March 15, 1994 call of its 11-1/8% Senior Notes and the June 15, 1994 call of its 8-3/4% Senior Subordinated Reset Notes.

Subsequent to the second quarter the Company issued 8.73% First
Mortgage Bonds in the amount of $24.6 million due June 15, 2009.
The proceeds from the bonds were used to repay amounts outstanding under the working capital facility.

On July 19, 1994 the Company signed a new bank credit agreement replacing its existing Credit Agreement dated as of January 21, 1992. The agreement is a seven year, $1.75 billion revolving loan and provides for increases to the amount the Company is permitted for capital expenditures. (See Subsequent Events)


CONSOLIDATED STATEMENT OF CASH FLOWS
- ------------------------------------

The Company generated $428.4 million of cash from operating activities during the first half of 1994 compared to $354.2 million last year which reflects the improved operating results of the
Company.    The increase is also due to a decrease in accounts
receivable of $38.6 million during 1994 versus a decrease of $15.1 million in 1993 and a decrease in inventory levels during 1994 of $132.4 million compared to a decrease of $102.1 million last year. FIFO merchandise inventories decreased 1% from second quarter 1993 while square footage increased 3% during the same period.

Investing activities used $195.8 million in cash through two quarters of 1994 compared to $185.8 million last year. Capital expenditures increased $27.7 million from 1993. This use of cash was offset by a $16.9 million decrease from 1993 in the purchase of investments.

Year-to-date financing activities used $248.3 million in cash compared to $130.4 million last year. The increase is due to a decline of $400.8 million in proceeds from the sale of debt and equity issues combined with a decline in long-term debt reductions of $281.6 million.


SUBSEQUENT EVENTS
- -----------------

On July 19, 1994 the Company entered into a new bank credit agreement. This agreement replaces the credit agreement dated as of January 21, 1992. The agreement provides for a seven year revolving credit facility in the amount of $1.75 billion. The agreement reduces interest rates on the Company's bank debt compared to comparable borrowings under the prior credit agree-ment and allows the Company to significantly increase capital expenditures.

The Company expects to incur an extraordinary loss in the third quarter 1994 of approximately $6.3 million, net of income tax credit, related to the write-off of deferred financing costs associated with its previous credit agreement.

On July 15, 1994, a subsidiary of Revco D.S., Inc. acquired through merger Hook-SupeRx, Inc., a drug store company in which the Company had owned a minority interest. As a part of this transaction, all shareholders, including the Company, received $13.75 in exchange for each share of Hook-SupeRx, Inc.

                      PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)   May 19, 1994 -- Annual Meeting

    (c) The shareholders elected six directors to serve until the annual meeting in 1997 and one director to serve until the annual meeting in 1995 or until their successors have been elected and qualified, ratified the selection of Coopers & Lybrand as Company auditors for 1994, approved an increase in the authorized shares of common stock from 350,000,000 shares to 500,000,000 shares, and approved the 1994 Long-Term Incentive Plan.

          Votes cast were as follows:

To Serve Until 1997      For          Withheld   Broker Non-Votes
- -------------------      ---          --------   ----------------
Reuben V. Anderson    85,657,707       880,485         0
Richard L. Bere       80,599,925     5,938,267         0
Raymond B. Carey, Jr. 85,649,169       889,023         0
John D. Ong           83,949,926     2,588,266         0
Joseph A. Pichler     85,665,513       872,679         0
Martha Romayne Seger  85,378,464     1,159,728         0

To Serve Until 1995      For          Withheld   Broker Non-Votes
- -------------------      ---          --------   ----------------
James D. Woods        85,654,650       883,542         0

                      For      Against  Withheld   Broker Non-Votes
                      ---      -------  --------   ----------------

Coopers &         85,686,356    459,712  392,124          0
Lybrand

                      For      Against  Withheld   Broker Non-Votes
                      ---      -------  --------   ----------------

Increased Auth-   77,918,505  7,761,329  858,258          0
orized Shares

                      For      Against  Withheld   Broker Non-Votes
                      ---      -------  --------   ----------------

1994 Long-Term   60,467,618 18,354,887 1,001,738     6,713,949
Incentive Plan

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

          Exhibit 11.1 - Statement of Computation of Consolidated
          Earnings (Loss) Per Share.

          Exhibit 99.1 - Additional Exhibits - Statement of
          Computation of Ratio of Earnings to Fixed Charges.

    (b) The Company disclosed and filed its first quarter 1994 earnings release in its Current Report on Form 8-K dated April 19, 1994.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE KROGER CO.



Dated:  August 2, 1994             (Joseph A. Pichler)
                                   Joseph A. Pichler
                                   Chairman of the Board and
                                   Chief Executive Officer



Dated:  August 2, 1994             (W. Rodney McMullen)
                                   W. Rodney McMullen
                                   Vice President-Financial
                                   Services and Control and
                                   Principal Accounting Officer

                             Exhibit Index
                             -------------


Exhibit

Exhibit 4.1  - Instruments defining the rights of holders of long-
               term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 11.1 - Statement of Computation of Consolidated Earnings
               (Loss) Per Share.

Exhibit 99.1 - Additional Exhibits - Statement of Computation of
               Ratio of Earnings to Fixed Charges.