Form 10-Q
period 1994-10-08
KROGER CO
filed 1994-11-18
CIK 56873

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

X     Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended October 8, 1994
 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ----------- to -------


     Commission file number    1-303

                            THE KROGER CO.


An Ohio Corporation                        I.R.S. Employer
                                           Identification
                                           No. 31-0345740


1014 Vine Street, Cincinnati, OH                    45202
- --------------------------------             ------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code   (513) 762-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No          .
    --------   --------
There were 110,897,364 shares of Common Stock ($1 par value) outstanding as of October 28, 1994.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information for the quarters ended October 8, 1994 and October 9, 1993 includes the results of operations of The Kroger Co. for the 16 and 40 week periods ended October 8, 1994 and October 9, 1993, and of Dillon Companies, Inc. for the 13 and 39 week periods ended October 1, 1994 and October 2, 1993. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.

                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                (in thousands, except per share amounts)
                                                              (unaudited)
                                                              3rd Quarter Ended       3 Quarters Ended
                                                           ---------------------    ----------------------
                                                           October 8,  October 9,   October 8,   October 9,
                                                              1994        1993        1994          1993
                                                           ----------  ---------    ---------    ---------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .    $6,650,256  $6,478,645  $17,373,289  $16,981,943
                                                           ----------  ----------  -----------  -----------

Costs and expenses:
 Merchandise costs, including warehousing and
  transportation. . . . . . . . . . . . . . . . . . . .     5,052,997   4,968,568   13,187,111   13,007,462
 Operating, general and administrative. . . . . . . . .     1,251,569   1,175,904    3,214,447    3,064,974
 Rent . . . . . . . . . . . . . . . . . . . . . . . . .        90,256      86,498      233,078      222,653
 Depreciation and amortization. . . . . . . . . . . . .        82,574      78,047      209,268      200,926
 Interest expense, including interest on obligations
  under capital leases, net . . . . . . . . . . . . . .       100,722     119,914      251,762      311,494
 Other charges. . . . . . . . . . . . . . . . . . . . .     ---------   ---------   ----------   ----------
     22,725

     Total. . . . . . . . . . . . . . . . . . . . . . .     6,578,118   6,428,931   17,095,666   16,830,234
                                                            ---------   ---------   ----------   ----------

Earnings before tax expense, extraordinary
 loss and cumulative effect of change in accounting . .        72,138      49,714      277,623      151,709
Tax expense . . . . . . . . . . . . . . . . . . . . . .        20,941      24,505      100,758       67,415
                                                            ---------   ---------   ----------   ----------
Earnings before extraordinary loss and cumulative
 effect of change in accounting . . . . . . . . . . . .        51,197      25,209      176,865       84,294
Extraordinary loss (net of income tax credit) . . . . .       (15,175)     (8,834)     (26,152)     (20,012)
Cumulative effect of change in accounting (net of
 income tax credit) . . . . . . . . . . . . . . . . . .                                            (159,193)
                                                           ----------- -----------  ----------- ------------
     Net earnings (loss). . . . . . . . . . . . . . . .    $   36,022  $   16,375   $  150,713  $   (94,911)
                                                           ----------- -----------  ----------- ------------
                                                           ----------- -----------  ----------- ------------
Primary earnings (loss) per common share:
 Earnings from operations . . . . . . . . . . . . . . .         $ .45       $ .23       $ 1.56        $ .80
 Extraordinary loss . . . . . . . . . . . . . . . . . .          (.13)       (.08)        (.23)        (.19)
 Cumulative effect of change in accounting. . . . . . .                                    .          (1.51)
                                                                ------      ------      -------       ------
   Net earnings (loss). . . . . . . . . . . . . . . . .         $ .32       $ .15       $ 1.33        $(.90
                                                                ------      ------      -------       ------
Average number of common shares used in primary per
 share calculation. . . . . . . . . . . . . . . . . . .       114,194     109,633      113,126      105,666

Fully diluted earnings (loss) per common share:
 Earnings from operations . . . . . . . . . . . . . . .         $ .43       $ .23       $ 1.45        $ .77
 Extraordinary loss . . . . . . . . . . . . . . . . . .          (.12)       (.07)        (.20)        (.17)
 Cumulative effect of change in accounting. . . . . . .                                               (1.36)
                                                                ------      ------      -------       ------
     Net earnings (loss). . . . . . . . . . . . . . . .         $ .31       $ .16       $ 1.25        $(.76)
                                                                ------      ------      -------       ------
Average number of common shares used in fully diluted
 per share calculations . . . . . . . . . . . . . . . .       131,711     120,613      130,921      117,063

- -------------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

                                                       CONSOLIDATED BALANCE SHEET
                                                       (in thousands of dollars)
                                                              (unaudited)

                                                               October 8,          January 1,
                                                                   1994                 1994
                                                                ----------          ----------
ASSETS
Current assets
  Cash and temporary cash investments . . . . . . . . . .       $   73,968           $  121,253
  Receivables . . . . . . . . . . . . . . . . . . . . . .          257,078              287,925
  Inventories:
    FIFO cost . . . . . . . . . . . . . . . . . . . . . .        1,978,677            2,001,376
    Less LIFO reserve . . . . . . . . . . . . . . . . . .         (437,597)            (422,097)
                                                                -----------          -----------
                                                                 1,541,080            1,579,279
  Property held for sale. . . . . . . . . . . . . . . . .           25,848               37,721
  Prepaid and other current assets. . . . . . . . . . . .          198,184              199,652
                                                                -----------          ----------
      Total current assets. . . . . . . . . . . . . . . .        2,096,158            2,225,830

Property, plant and equipment, net. . . . . . . . . . . .        2,166,910            1,981,308
Investments and other assets. . . . . . . . . . . . . . .          243,596              273,326
                                                                ----------           ----------
      Total Assets. . . . . . . . . . . . . . . . . . . .       $4,506,664           $4,480,464
                                                                ----------           ----------
                                                                ----------           ----------
LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .       $    6,942           $   63,053
  Current portion of obligations under
    capital leases. . . . . . . . . . . . . . . . . . . .            8,475                7,962
  Accounts payable. . . . . . . . . . . . . . . . . . . .        1,362,606            1,357,532
  Other current liabilities . . . . . . . . . . . . . . .          932,208              822,284
                                                                ----------           ----------
      Total current liabilities . . . . . . . . . . . . .        2,310,231            2,250,831

Long-term debt. . . . . . . . . . . . . . . . . . . . . .        3,745,449            3,975,362
Obligations under capital leases. . . . . . . . . . . . .          164,982              159,651
Deferred income taxes . . . . . . . . . . . . . . . . . .          150,061              182,891
Other long-term liabilities . . . . . . . . . . . . . . .          390,241              371,371
                                                                ----------           ----------
      Total Liabilities . . . . . . . . . . . . . . . . .        6,760,964            6,940,106
                                                                ----------           ----------
                                                                ----------           ----------
SHAREOWNERS' DEFICIT
Common capital stock, par $1, at stated value
  Authorized:  350,000,000 shares
  Issued:  1994 - 120,338,378 shares
           1993 - 118,549,173 shares. . . . . . . . . . .          329,433              308,534
Accumulated deficit . . . . . . . . . . . . . . . . . . .       (2,340,219)          (2,490,932)
Common stock in treasury, at cost
           1994 -  9,576,275 shares
           1993 - 10,901,846 shares . . . . . . . . . . .         (243,514)            (277,244)
                                                                 ----------          -----------
    Total Shareowners' Deficit                                  (2,254,300)          (2,459,642)
                                                                -----------          -----------
    Total Liabilities and Shareowners' Deficit. . . . . .       $4,506,664           $4,480,464
                                                                -----------          -----------
                                                                -----------          -----------



- -------------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (in thousands of dollars)
                                                              (unaudited)
                                                                    3 Quarters Ended
                                                                    ------------------------------
                                                                    October 8,         October 9,
                                                                        1994               1993
                                                                    ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . .   $  150,713         $  (94,911)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .       26,152             20,012
     Cumulative effect of change in accounting. . . . . . . . . .                         159,193
     Depreciation and amortization. . . . . . . . . . . . . . . .      209,268            200,926
     Amortization of discount on Junior Subordinated Debentures .                          64,198
     Amortization of deferred financing costs . . . . . . . . . .       11,373             11,175
     Gain on sale of investment . . . . . . . . . . . . . . . . .      (25,099)
     Contribution of stock. . . . . . . . . . . . . . . . . . . .        4,364
     LIFO charge. . . . . . . . . . . . . . . . . . . . . . . . .       15,500              3,750
     Net increase in cash from changes in operating
       assets and liabilities, detailed below . . . . . . . . . .      154,830            147,298
     Other changes, net . . . . . . . . . . . . . . . . . . . . .        1,361                (84)
                                                                    -----------        -----------
        Net cash provided by operating activities . . . . . . . .      548,462            511,557
                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .     (372,944)          (237,722)
  Proceeds from sale of property, plant, and equipment. . . . . .        9,907             16,430
  Increase in property held for sale. . . . . . . . . . . . . . .       (6,131)           (47,564)
  Increase in other investments . . . . . . . . . . . . . . . . .       (8,952)           (25,300)
  Proceeds from sale of investment. . . . . . . . . . . . . . . .       50,469
                                                                     ----------         ----------

        Net cash used by investing activities . . . . . . . . . .     (327,651)          (294,156)
                                                                     ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .      (14,676)           (28,622)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .      (14,431)           (15,967)
  Principal payments under capital lease obligations. . . . . . .       (6,145)            (5,446)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .      886,824            576,475
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .   (1,172,848)        (1,007,787)
  Proceeds from sale of treasury stock. . . . . . . . . . . . . .       30,528             28,119
  Proceeds from issuance of capital stock . . . . . . . . . . . .       22,652            211,134
                                                                    -----------        ----------

        Net cash used by financing activities . . . . . . . . . .     (268,096)          (242,094)
                                                                    -----------        -----------

Net decrease in cash and temporary cash investments . . . . . . .      (47,285)           (24,693)

Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .      121,253            103,995
                                                                    -----------        -----------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .   $   73,968         $   79,302
                                                                    -----------        -----------
                                                                    -----------        -----------

INCREASE (DECREASE) IN CASH FROM CHANGES IN OPERATING ASSETS AND LIABILITIES:

    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .   $   22,699         $   20,014
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . .       30,847             28,112
    Prepaid and other current assets. . . . . . . . . . . . . . .      (12,364)            (1,556)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .       (4,454)             5,736
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .      (18,859)           (16,978)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .      136,961            111,970
                                                                    -----------        -----------
                                                                    $  154,830         $  147,298
                                                                    -----------        -----------

- -------------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

Supplemental disclosures of cash flow information:

                                                       3 Quarters Ended
                                                  --------------------------
                                                  October 8,      October 9,
                                                     1994            1993
                                                  ----------      ----------
Cash paid during the period for:

   Interest (net of amount capitalized)             230,611         239,271
   Income taxes                                     112,484          78,098












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

     The principal contingencies are described below:

     Income Taxes - The Company has settled all tax years through 1983 with the Internal Revenue Service. The Internal Revenue Service has completed its examination of the Company's tax returns for 1984 through 1986 and the Company has made payments based on its proposed settlement. Efforts to settle unresolved issues for years 1984 through 1986 with the Appeals Division of the Internal Revenue Service have been unsuccessful. As a result the Company has filed a petition with the United States Tax Court. The Company has provided for these and other tax contingencies.

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



2.   INCOME TAXES
     ------------

     The effective income tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes. Additionally, in the third quarter ended October 9, 1993, tax expense includes $4.2 million (3 cents per fully-diluted share) to increase deferred taxes for the increase in the federal income tax rate included in the Omnibus Budget Reconciliation Act of 1993 passed into law on August 10, 1993. In the third quarter ended October 8, 1994, tax expense includes a $5.9 million credit (4 cents per fully-diluted share) from the donation of a $4.3 million book value asset to The Kroger Co. Foundation that had a market value of $19.6 million.


3.   DEPRECIATION
     ------------

     Depreciation expense for the three quarters ended October 9, 1993 includes a $4.4 million charge related to a change in the estimated useful life of certain computer equipment.

4.   OTHER CHARGES AND CREDITS
     --------------------------

     During the third quarter of 1994 the Company recorded a $25.1 million charge to recognize future lease commitments and losses on equipment related to certain San Antonio stores sublet to Megafoods, Inc. which declared bankruptcy during the third quarter of 1994. The Company had sold its San Antonio stores to Megafoods in the 1993 third quarter. Also during the third quarter of 1994 the Company recorded a gain of $25.1 million on the disposition of its investment in Hook-SupeRx, Inc., (HSI), as a part of the merger of HSI and a subsidiary of Revco D.S. after providing for certain tax indemnities related to HSI.

     The other charge reflected in the three quarters ended October 9, 1993 earnings is a pre-tax charge related to the disposition of 15 stores in San Antonio, Texas to Mega Foods, Inc. Severance pay, unemployment benefits costs and loss on sale of assets are included in this charge.


5.   EXTRAORDINARY LOSS
     ------------------

     The extraordinary loss for the three quarters ended October 8, 1994 and October 9, 1993 of $26.2 million and $20.0 million, respectively (net of income taxes of $16.7 million and $12.3 million, respectively) and for the third quarter ended October 8, 1994 and October 9, 1993 of $15.2 million and $8.8 million, respectively (net of income taxes of $9.7 million and $5.4 million, respectively) is related to the early retirement of long-term debt. During the third quarter of 1994 the Company repurchased $18.4 million of its 9-1/4% Senior Secured Debentures and $21.0 million of its senior subordinated debt issues. Additionally the Company repurchased $5.0 million and announced its intention to call the remaining $165.0 million of its 8-1/4% Convertible Junior Subordinated Debentures. The extraordinary loss for the quarter ended October 8, 1994 also includes the write-off of deferred financing costs associated with the Company's bank credit agreement which was replaced with a new working capital facility (the "Credit Agreement") on July 19, 1994.

     Through three quarters of 1994, early repurchases or redemptions of long-term debt have totaled $1.173 billion. Redemptions and purchases of debt were funded by excess cash from operations, proceeds from miscellaneous asset sales, proceeds from the sale of treasury stock to employee benefit plans, proceeds from new issuances of debt, and funds borrowed under the Credit Agreement and the predecessor thereto. (See
     Note 7)

6.   EARNINGS (LOSS) PER COMMON SHARE
     --------------------------------

     Primary earnings (loss) per common share equals net earnings
     (loss) divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options. Fully diluted earnings per common share for the third quarter and three quarters ended October 8, 1994 are computed by adjusting both net earnings and shares outstanding for the effect of the conversion of the Convertible Junior Subordinated Debentures issued in March 1991 and the Convertible Junior Subordinated Notes issued in December 1992. Fully diluted earnings (loss) per common share for the third quarter and three quarters ended October 9, 1993 are computed by adjusting net earnings and shares outstanding for the effect of the conversion of the Convertible Junior Subordinated Notes but not the Convertible Junior Subordinated Debentures which were antidilutive for those periods.


7.   LONG-TERM DEBT ISSUANCES
     -------------------------

     In the third quarter of 1994 the Company issued $23.0 million General Term Notes(R), Series B, with initial interest rates, either fixed or variable, ranging from 7.37% - 9.00% and maturities ranging from 1999 through 2009. Year-to-date issuances include $13.4 million General Term Notes(R), Series A and $86.3 million General Term Notes(R), Series B. The net proceeds of the offerings were initially used to repay amounts outstanding under the working capital facility and, thereafter, the Company used amounts available under the working capital facility to purchase, on the open market, portions of its high-cost long-term debt and to fund the March 15, 1994 call of its 11-1/8% Senior Notes and the June 15, 1994 call of its 8-3/4% Senior Subordinated Reset Notes.

     On July 19, 1994 the Company entered into the Credit Agreement. This agreement replaces the credit agreement dated as of January 21, 1992. The agreement provides for a seven year revolving credit facility in the amount of $1.75 billion. The agreement reduces interest rate spreads over LIBOR on the Company's bank debt and allows the Company to significantly increase capital expenditures. The Company's initial borrowings on July 19, 1994 under the new agreement totaled $745 million. All of the proceeds from the Credit Agreement were used to pay the remaining balance on the old agreement.

8.   OTHER ISSUES
     -------------

     Prior to the merger of HSI and a subsidiary of Revco D.S. the Company donated $4.3 million book value of its investment in HSI to The Kroger Co. Foundation. The donation resulted in a $2.7 million after tax expense ($.02 per fully diluted share). The market value of the stock at the time of donation was $19.6 million which produced a $5.9 million tax credit.



9.   SUBSEQUENT EVENTS
     -----------------

     On September 16, 1994 the Company notified the trustee of its 8-1/4% Convertible Junior Subordinated Debentures (the "Debentures") that it would redeem the Debentures on October 24, 1994. Thereafter the Company used amounts available under the Credit Agreement to redeem the Debentures on that date.

     The extraordinary loss associated with this redemption was reflected in net earnings during the third quarter because the Company's notification to the trustee was irrevocable.

(R) Registered Service mark of J. W. Korth & Company


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Total sales for the third quarter of 1994 were $6.7 billion compared to $6.5 billion in the third quarter of 1993, a 2.6% increase. Food stores sales for the third quarter 1994 were 5.6% ahead of the third quarter 1993 as adjusted for San Antonio stores sold during the third quarter of 1993. Sales in identical food stores, stores that have been in operation and have not been expanded or relocated for one full year, increased 2.3%. The increase in food store sales can be attributed primarily to new square footage, inflation and increased market share. Net square footage grew by 4.4% over the third quarter of 1993. A 1% to 1.25% inflation rate, mainly in coffee, pharmaceuticals and perishables, was experienced in the third quarter of 1994 as compared to virtually no inflation in 1993. Identical food store sales, net of inflation, are showing real growth of greater than 1%.

A review of sales trends by lines of business includes:

                                        (in thousands of dollars)

                               % of 1994        3rd Quarter
                                          ----------------------
       Lines of Business         Sales       1994        1993       Change
     ----------------------   ---------  ----------  ----------    ------
       Food Stores  ........     93.7%    $6,229,127  $5,918,970     +5.2%
       Convenience Stores ..      3.7%       246,936     254,452     (3.0%)
       Other sales  ........      2.6%       174,193     305,223    (42.9%)
                               ---------  ----------  ----------

       Total sales  ........    100.0%    $6,650,256  $6,478,645     +2.6%


                               % of 1994   3 Quarters Year-to-date
                                          ------------------------
       Lines of Business         Sales        1994         1993      Change
      ----------------------   ---------  -----------  -----------   ------
       Food Stores  ........     93.3%    $16,204,547  $15,495,471    +4.6%
       Convenience Stores ..      3.9%        672,699      716,300    (6.1%)
       Other sales  ........      2.8%        496,043      770,172   (35.6%)
                               ---------  -----------  -----------

       Total sales  ........    100.0%    $17,373,289  $16,981,943    +2.3%


Sales in identical convenience stores increased 6.6%. Convenience stores' identical grocery sales increased 3.8% and identical gasoline sales increased 9.8%. The increase in gasoline sales was due to the combination of a 7.1% increase in the average retail price per gallon combined with a 2.5% increase in gallons sold.

The decrease in total convenience stores sales is the result of excluding certain franchised store sales which were included in reported sales in prior years. Adjusting 1993 sales to exclude franchise sales would result in a 8.9% increase in convenience store sales for the quarter and a 5.2% increase year-to-date.

Other sales include outside sales by the Company's manufacturing divisions and sales of general merchandise to HSI. (See Other Charges and Credits) HSI completed an expansion of its warehouse in early 1994 and discontinued its purchases from the Company. In 1993, annual sales to HSI were $472 million. Adjusting third quarter and three quarters year-to-date sales for both years to eliminate these sales would produce increases of 9.2% and 11.0%, respectively, in other sales.

Total sales for the quarter increased 5.8% after adjusting for the other sales to HSI, the change in franchise sales accounting, and the exclusion of sales from the Company's San Antonio stores which were sold in August 1993.

The Company expects competitive pressures, especially from supercenters, to continue in the near future. However, the impact of new supercenter competition to date currently is less than the Company had expected. The Company should continue to benefit, however, from square footage growth, with an increase of 5% to 6% planned for 1994, and the continued maturation of new stores.


EBITD

The Company's Credit Agreement and the indentures underlying approximately $1.5 billion of publicly issued debt contain various covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, unusual and extraordinary items ("EBITD"). All EBITD based covenants are based, among other things, upon generally accepted accounting principles ("GAAP") as applied on a date prior to January 3, 1993. The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to EBITD-based provisions in the Credit Agreement and indentures. At October 8, 1994 the Company was in compliance with all covenants of its Credit Agreement and publicly issued debt. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

During the third quarter 1994 EBITD, which as defined by the Credit Agreement does not include the effect of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and the Company's special contribution to The Kroger Co. Foundation, increased 10.1% to $274.8 million from $249.7 million. Year-to-date 1994 EBITD increased 9.6% to $773.5 million from $705.6 million. The increase in EBITD was the result of many factors including the increase in sales, the positive effects of the Company's accelerated store construction, improvements in productivity, cost reductions in procurement and distribution, and the payback from investments in new technology.

MERCHANDISE COSTS

Merchandise costs, including warehousing and transportation expense and LIFO charges, were favorably influenced by the Company's advances in consolidated distribution and coordinated purchasing, reduced transportation costs as a percent of sales, and strong private label sales. Merchandise costs were unfavorably impacted by the increase in the LIFO reserve charge. Merchandise costs as a percent of sales in the third quarter and year-to-date were:

                                          3rd Quarter      Year-to-date
                                          --------------    --------------
                                          1994    1993      1994    1993
                                          ------  ------    ------  ------
          Merchandise Costs - LIFO      75.98%  76.69%    75.90%  76.60%
          LIFO charges                    .13%   (.06%)     .08%    .03%
                                          ------  -------   ------  ------
          Merchandise Costs - FIFO      75.85%  76.75%    75.82%  76.57%


Merchandise costs also were favorably influenced by the discontinuance of the low-margin sales to HSI. Third quarter merchandise costs as a percent of sales adjusted for these sales declined to 75.98% compared to 76.22% in 1993.


OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating, general and administrative expenses in the third quarter 1994 increased to 18.82% of sales from 18.15% last year. Year-to-date operating, general and administrative expenses in 1994 were 18.50% compared to 18.05% in 1993. Operating, general and administrative expenses as a percent of sales were essentially flat after adjusting for sales to HSI and convenience store franchisee sales.

Operating, general and administrative expenses were negatively effected by the high level of new store opening costs as compared to third quarter 1993. Higher accruals for incentive bonuses for both management and store employees based on improved results also increased operating, general and administrative expenses.

The Company's investment in new technologies to improve efficiencies have favorably effected costs. Automated labor scheduling and faster front-end point of sale systems including coupon validation technology and front-end scaling are two examples. Total employee costs including fringe benefits were favorable to a year ago as a percent of sales. The Company settled three of its major labor agreements in Cincinnati, OH, Louisville, KY, and Charleston, WV late in the third quarter. The contracts range from 4-1/2 to 5 year agreements that improve the Company's operating flexibility and include cost containment provisions.



NET INTEREST EXPENSE

Net interest expense declined 16.0% to $100.7 million in the third quarter 1994 from $119.9 million in last year's third quarter. Year-to-date net interest expense totalled $251.8 million, down 19.2% from last year's year-to-date total of $311.5 million. This reduction is primarily due to the Company's progress in refinancing its high-cost, long-term debt, the issuance of equity in 1993, and improvements in working capital. Total long-term debt at the end of the third quarter was $3.9 billion, compared to $4.2 billion for the 1993 third quarter.

The Company recently entered into a new Credit Agreement (see Liquidity and Capital Resources) which will reduce the Company's interest rate spreads over LIBOR on bank borrowings. Nonetheless, as a result of recent increases in market interest rates and the Company's cycling of its third quarter 1993 call of its 15.5% Junior Subordinated Discount Debentures, future reductions in interest expense are not expected to be as large as have been achieved in the past. The Company's estimate of interest expense for all of 1994 is $330 million as compared to $390.0 million for 1993.

NET EARNINGS

The Company's net earnings in the third quarter 1994 were $36.0 million or $.31 per share on a fully diluted basis compared to net earnings in the third quarter 1993 of $16.4 million or $.16 per share. Earnings before the extraordinary loss and the cumulative effect of a change in accounting totalled $51.2 million in the third quarter 1994 compared to $25.2 million in 1993. The third quarter 1994 earnings include a $4.3 million pre-tax charge ($2.7 million after tax) offset by a $5.9 million tax credit in connection with the Company's contribution to The Kroger Co. Foundation. Also included in third quarter 1994 earnings is a $25.1 million charge to recognize future lease commitments and losses on equipment related to certain San Antonio stores to Megafoods, Inc. which declared bankruptcy during the third quarter of 1994. The Company had sold its San Antonio store to Megafoods in the 1993 third quarter. Also during the third quarter of 1994 the Company recorded a $25.1 million gain on the disposition of its investment in HSI after providing for certain tax indemnities related to HSI. Third quarter 1994 includes a $9.0 million pre-tax LIFO charge as compared to a $4.0 million pre-tax LIFO credit in the third quarter 1993.

Year-to-date earnings before the extraordinary loss and the cumulative effect of a change in accounting totalled $176.9 million in 1994 compared to $84.3 million in 1993. The Company had net earnings in 1994 of $150.7 million compared to a net loss of $94.9 million through three quarters of 1993. Net earnings in 1993 were negatively affected $159.2 million by the cumulative effect of the change in accounting for retiree benefits. 1993 also includes a $4.4 million pre-tax charge related to a change in the estimated useful life of certain computer equipment, a $22.7 million pre-tax charge in connection with the sale of the Company's San Antonio stores, and a $4.2 million tax charge to increase deferred taxes for the change in the statutory tax rates.

1994 and 1993's year-to-date net earnings were negatively affected by an extraordinary loss of $26.2 million or $.20 per fully diluted share and $20.0 million or $.17 per fully diluted share, respectively. The extraordinary loss in both years resulted from the early retirement of the Company's high-cost debt. The extraordinary loss in 1994 also includes the Company's write-off of deferred charges related to its bank credit agreement that was replaced on July 19, 1994.

LIQUIDITY AND CAPITAL RESOURCES

During the first three quarters of 1994 the Company redeemed the remaining outstanding amount of its 11-1/8% Senior Notes and its 8-3/4% Senior Subordinated Reset Notes. The Company also purchased $112.8 million of its various senior subordinated debt issues, $5.0 million of its 8-1/4% Convertible Junior Subordinated Debentures, and $18.4 million of its 9-1/4% Senior Secured Debentures.

The Company's Credit Agreement, signed on July 19, 1994, is a seven year, $1.75 billion revolving loan and provides for increases in the amount the Company is permitted for capital expenditures. The Company's initial borrowing under the new agreement, totaling $745 million, was used to pay the remaining balance on the old agreement. At the end of the third quarter 1994 the Company had $772.3 million available under its Credit Agreement to meet short-term liquidity needs.

During 1994 the Company has issued $99.8 million of senior subordinated notes with interest rates ranging from 6% to 9% and maturities ranging from 1999 through 2009. The Company issued in the third quarter 1994 8.73% First Mortgage Bonds in the amount of $24.6 million due June 15, 2009. The net proceeds of the offerings initially were used to repay amounts outstanding under the Credit Agreement and its predecessor and thereafter the Company used amounts available thereunder to purchase, on the open market, portions of its high-cost long-term debt and to fund in part the March 15, 1994 call of its 11-1/8% Senior Notes and the June 15, 1994 call of its 8-3/4% Senior Subordinated Reset Notes.

Capital expenditures through three quarters 1994 totaled $372.9 million compared to $237.7 million for 1993. Capital expenditures for the year are expected to total $500-$550 million compared to $376.1 million during all of 1993. This will enable the Company to open or expand approximately 70-80 stores, including the January 1994 purchase of 10 AppleTree stores located in Houston, Texas, and remodel an additional 60 to 70 stores. Through three quarters of 1994 the Company had opened, acquired or expanded 52 food stores.

CONSOLIDATED STATEMENT OF CASH FLOWS

The Company generated $548.5 million of cash from operating activities during three quarters of 1994 compared to $511.6 million last year. The increase reflects the improved operating results of the Company and by a decrease in the use of cash for net operating assets that was greater than 1993's decrease.

Investing activities used $327.7 million in cash through three quarters of 1994 compared to $294.2 million last year. Capital expenditures increased $135.2 million from 1993. This use of cash was offset by a $16.3 million decrease from 1993 in the purchase of investments, a $41.4 million decrease in the use of cash for property held for sale, and 1994 proceeds of $50.5 million from the sale of the Company's HSI investment (See Other Charges and Credits).

Year-to-date financing activities used $268.1 million in cash compared to $242.1 million during the same period last year. The increase is due to an increase in long-term debt payments of $165.1 million offset by an increase of $124.3 million in proceeds from the sale of debt and equity issues and a reduction of $13.9 million in the use of cash for debt prepayment penalties.

OTHER ISSUES

Prior to the merger of HSI and a subsidiary of Revco D.S. the Company donated $4.3 million book value of its investment in HSI to The Kroger Co. Foundation. The donation resulted in a $2.7 million after tax expense ($.02 per fully diluted share). The market value of the stock at the time of donation was $19.6 million which produced a $5.9 million tax credit.

SUBSEQUENT EVENTS

On September 16, 1994 the Company notified the trustee of its 8-1/4% Convertible Junior Subordinated Debentures (the "Debentures") that it would redeem the Debentures on October 24, 1994. Thereafter the Company used amounts available under the Credit Agreement to redeem the Debentures on that date.
The extraordinary loss associated with this redemption was reflected in net earnings during the third quarter because the Company's notification to the trustee was irrevocable.

                      PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibit 4.1 - Instruments defining the rights
          -----------   of holders of long-term debt of the
                        Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company.
                        The Company undertakes to file these
                        instruments with the Commission upon
                        request.

          Exhibit 11.1 - Statement of Computation of
          -------------  Consolidated Earnings (Loss) Per
                         Share.

          Exhibit 27.1 - Financial Data Schedule.
          ------------

          Exhibit 99.1 - Additional Exhibits - Statement of
          ------------   Computation of Ratio of Earnings to Fixed
                         Charges.


     (b) The Company disclosed and filed its Senior Competitive Advance and Revolving Credit Agreement dated July 19, 1994, and its second quarter 1994 earnings release in its Current Report on Form 8-K dated July 20, 1994. The Company disclosed and filed its third quarter earnings release in its Current Report on Form 8-K dated October 19,
          1994.

                              SIGNATURES
                              ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE KROGER CO.



Dated:  November 18, 1994          (Joseph A. Pichler)
                                   Joseph A. Pichler
                                   Chairman of the Board and
                                   Chief Executive Officer



Dated:  November 18, 1994          (W. Rodney McMullen)
                                   W. Rodney McMullen
                                   Vice President - Control
                                   and Financial Services
                                   Principal Accounting
                                   Officer

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

     Exhibit 27.1 - Financial Data Schedule.

     Exhibit 99.1 - Additional Exhibits - Statement of Computation
                    of Ratio of Earnings to Fixed Charges.