Form 10-K
KROGER CO
filed 1995-03-30
CIK 56873

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-K

                             ANNUAL REPORT

                Pursuant to Section 13 or 15 (d) of the
                    Securities Exchange Act of 1934


For the Fiscal Year Ended                Commission File No. 1-303
      December 31, 1994

                            THE KROGER CO.

An Ohio Corporation                  I.R.S. Employer Identification
                                     No. 31-0345740

Address                                            Telephone Number
-------                                            ----------------
1014 Vine St.                                       (513) 762-4000
Cincinnati, Ohio   45202

Securities registered pursuant to section 12 (b) of the Act:

                                     Name of Exchange on
Title of Class                        which Registered
---------------                      --------------------
Common $1 par value                  New York Stock Exchange
111,043,613 shares outstanding on
 February 10, 1995

6 3/8% Convertible Junior Subordinated      New York Stock Exchange
 Notes due 1999, face $1000
 200,000 notes outstanding

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

Yes      X       No            .
    ----------      -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K [ ].

The aggregate market value of the Common Stock of The Kroger Co.
held by nonafflilates as of February 10, 1995:   $2,841,589,473

Documents Incorporated by Reference:
Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before May 1, 1995, incorporated by reference into Parts II and III of Form 10-K.

                                PART I

ITEM 1.  BUSINESS

The Company was founded in 1883, incorporated in 1902, and maintains its principal executive offices in Cincinnati, Ohio. The Company is the nation's largest supermarket operator measured by total sales for 1994. The retail food business in which the Company is engaged is highly competitive. The Company had approximately 200,000 full and part-time employees on December 31, 1994. At December 31, 1994, the Company operated 1,301 supermarkets in 24 states.

At December 31, 1994, the Company had 789 Company owned and directly operated convenience stores in 15 states. Additionally the Company had 143 franchised convenience stores in five states. The Company also operates food processing facilities which enable the Company's stores to offer quality, low-cost private label perishable and non-perishable products, and a warehouse and distribution system which supplies products to its stores.

FOOD OPERATIONS

As of December 31, 1994, the Company operated 1,301 supermarkets, the locations of most of which are leased. Of this number, 1,061 supermarkets were operated under the Kroger name principally in the Midwest, South, Southeast, and Southwest in 16 states (the "Kroger Supermarkets"). Dillon Companies, Inc. ("Dillon"), a wholly-owned subsidiary of the Company, operated 240 supermarkets in nine states, directly or through wholly-owned subsidiaries ("Dillon Supermarkets"). The Dillon Supermarkets are principally located in Colorado, Kansas, Arizona, and Missouri and operated under various names including "Dillon Food Stores," "King Soopers," "Fry's Food Stores," "Gerbes Supermarkets," "City Market," and "Sav-Mor."

Foodland Distributors is a joint wholesaling venture formed in 1984 by the Company and SUPERVALU Inc. which sells a full line of grocery and general merchandise products and support services to independent and chain store retailers, including Kroger, in Michigan.

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

The Company's primary focus is on the combination food and drug store format, which offers a pharmacy plus a variety of service-oriented specialty departments in addition to the more traditional presentation of supermarkets. Combining a food store with a pharmacy, a typical combination store offers more than 40,000 individual items in a modern format. Specialty departments including floral, service meat, seafood, pharmacy, expanded health and beauty care, video rental, book stores, cosmetics, photo finishing, deli, bakery, cheese, and seasonal nonfood general merchandise, provide shoppers with a convenient one-stop shopping opportunity.

The Company's combination stores range from 40,000 to 80,328 square feet in size with an average size of 51,185 square feet. At December 31, 1994, combination stores accounted for 58% of the store base, 71% of supermarket square footage, and 72% of food store sales. These figures compare with 48% of the store base, 62% of supermarket square footage, and 61% of food store sales at year end 1988.

The Company's superstores, which have no pharmacy and limited specialty departments, and fewer square feet, continue to be an important component of the Company's store mix. At December 31, 1994, superstores represented 35% of the store base but only 26% of the square footage and 25% of the food store sales. Superstores average 30,921 square feet in size.

Conventional stores are the oldest store format and offer few, if any, specialty departments. Conventional stores are substantially smaller in total square footage, averaging 17,211 square feet, and contributed 3% of total supermarket sales in 1994.


CONVENIENCE STORES

At December 31, 1994, the Company's Dillon convenience store group operated, directly or through franchise agreements, 932 convenience stores in 16 states as follows:




                   No. Stores
Chain        Company Owned Franchise  Sq. Feet  States of Operation
----------   ------------  --------   -------  -------------------
Kwik Shop        174         12      495,000    Iowa, Kansas,
                                                Nebraska,Oklahoma,
                                                Illinois
Quik Stop                   117      262,000    California
Time Savers      102         14      297,000    Louisiana
Turkey Hill      220                 525,000    Pennsylvania
Loaf 'N Jug       79                 224,000    Colorado, New
                                                Mexico, Oklahoma
Mini Mart        109                 267,000    Colorado, Montana,
                                                Nebraska, North
                                                Dakota, South
                                                Dakota,Wyoming
Tom Thumb        105                 271,000    Alabama, Florida
                 ---               ---------
                 789        143    2,341,000

Dillon convenience stores averaged 2,560 square feet at December
31, 1994. The average store employs six to seven employees, with one or two employees on duty at any given time.

Each week, an average of 1,446 customers visit a typical Dillon convenience store to purchase gasoline and 5,252 customers visit to purchase groceries. Each gasoline customer spends an average of $9.06 per visit and each inside store customer spends an average of $2.07 per visit. The average convenience store carries 3,000 items. About 62% of a convenience store's non-gasoline sales are generated by five product categories: soft drinks, beer, snacks, candy, and tobacco products.

Each convenience store division is independently run and requires little general or administrative corporate support. The convenience store group has grown primarily by acquisition.


MANUFACTURING OPERATIONS

The Company's 37 food processing facilities supply private label products to the Company's supermarkets. The Company's dairy division provides private label milk, ice cream, cheese, cultured products, bottled water, and juice. The Company's bakeries provide a wide variety of bread, rolls, and sweet goods. The Company's grocery products division produces deli items, spices, salad dressings, jellies, peanut butter, and a host of other grocery items.


OTHER

The Company plans to incur approximately $50 million in capital expenditures during the period 1995-1998 to convert cloroflorocarbon systems and to replace underground storage tanks at certain locations in order to comply with scheduled changes in Environmental Protection Agency standards. The expenditures are capital in nature and are not the result of environmental uncertainties or cleanup activities.


ITEM 2.    PROPERTIES
As of December 31, 1994, the Company operated more than 2,200 owned or leased supermarkets, convenience stores, distribution warehouses, and food processing facilities, through store marketing areas, subsidiaries or affiliates. These facilities are located principally in the Midwest, South, and Southwest. A majority of the properties used in the conduct of the Company's business are leased.

Store equipment, fixtures, and leasehold improvements, as well as processing and manufacturing equipment, are generally owned by the Company. The total cost of the Company's owned assets and capitalized leases at December 31, 1994, was $4.599 billion while the accumulated depreciation was $2.346 billion.

Leased premises generally have base terms ranging from 10 to 25 years with renewal options for additional periods. Some options provide the right to purchase the property after conclusion of the lease term. Store rentals are normally payable monthly at a stated amount or at a guaranteed minimum amount plus a percentage of sales over a stated dollar volume. Rentals for the distribution, processing, and miscellaneous facilities generally are payable monthly at stated amounts. For additional information on leased premises, see "Leases" in the Notes to Consolidated Financial Statements.


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

Fry's Food Stores of Arizona, Inc. ("Fry's"), a subsidiary of the Company, is currently a defendant and cross-defendant in actions pending in the U.S. District Court for the Southern District of Florida entitled Harley S. Tropin v. Kenneth Thenen, et. al., No. 93-2502-CIV-MORENO and Walco Investments, Inc., et. al. v. Kenneth Thenen, et. al., No. 93-2534-CIV-MORENO. The plaintiff and cross-claimants in these actions seek unspecified damages against numerous defendants and cross-defendants, including Fry's. Plaintiffs and cross-claimants allege that a former employee of Fry's supplied false information to third parties in connection with purported sales transactions between Fry's and affiliates of Premium Sales Corporation or certain limited partnerships. Claims have been alleged against Fry's for breach of implied contract, aiding and abetting and conspiracy, conversion and civil theft, negligent supervision, fraud, and violations of 18 U.S.C. Sections 1961 and 1962 (d) and Chapter 895, Florida Statutes. Fry's believes that it has substantial meritorious defenses to the claims alleged against it, and Fry's intends to defend the litigation vigorously.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



None.

                                PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

                               Common Stock Price Range
--------------------------------------------------------------------------
                                1994                 1993
                        ------------------   --------------------
     Quarter             High       Low       High       Low
     -------            ------    -------   ---------  ---------
       1st              25-7/8    19-3/8    19-1/2     13-3/4
       2nd              25-3/8    21-1/8    19-5/8     16-5/8
       3rd              26-7/8    23        21-3/4     16-1/4
       4th              26-7/8    21-3/4    20-7/8     17-1/2

Main trading market - New York Stock Exchange (Symbol KR)

Number of shareowners at year-end 1994:           67,616
Number of shareowners at February 10, 1995        59,361
     Determined by number of shareholders of record

The Company has not paid dividends on its Common Stock for the past two fiscal years. See Quarterly Data Note to Consolidated
Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

                                                             Fiscal Years Ended
                                    ---------------------------------------------------------------------------
                                    December 31,      January 1,       January 2,    December 28,   December 29,
                                    -----------       ----------       ----------    ------------   -----------
                                       1994             1994             1993          1991            1990
                                       ----             ----             ----          ----            ----
                                      52 Weeks         52 Weeks         53 Weeks      52 Weeks        52 Weeks
                                      --------         --------         --------      --------        --------

                                                      (In thousands of dollars, except per share amounts)
Sales from continuing operations    $22,959,122       $22,384,301      $22,144,588   $21,350,530    $20,260,974
Earnings from continuing opera-
  tions before extraordinary loss
  and cumulative effect of change
  in accounting<F1>...............      268,903           170,805          101,160       100,694         83,290
Extraordinary loss (net of income
   tax credit)<F2>. ..............      (26,707)          (23,832)        (107,103)      (20,839)          (910)
Cumulative effect of change in ac-
   counting (net of income tax
      credit)<F3> ................                       (159,193)
Net earnings (loss)<F1>...........      242,196           (12,220)          (5,943)       79,855         82,380
Earnings (loss) per share
   Earnings from continuing opera-
      tions before extraordinary
      loss<F1>....................         2.19              1.50             1.11          1.12           0.96
   Extraordinary loss<F2>.........         (.21)             (.19)           (1.17)         (.23)          (.01)
   Cumulative effect of change in
      accounting<F3>..............                          (1.28)
   Net earnings (loss)<F1>  ......         1.98              0.03             (.06)         0.89           0.95


Total assets.....................     4,707,674         4,480,464        4,303,084     4,114,351      4,118,542
Long-term obligations, including
   obligations under capital
      leases...................       3,889,194         4,135,013        4,472,978     4,407,764      4,557,838
Shareowners' deficit...........      (2,153,684)       (2,459,642)      (2,700,044)   (2,749,183)    (2,860,461)
Cash dividends per common share          <F4>              <F4>             <F4>          <F4>           <F4>

<F1>   See Other Charges and Credits in the Notes to Consolidated
       Financial Statements for information pertaining to 1994 and 1993. During the year ended December 29, 1990 the Company recorded a pre-tax gain of $26,754 related to the disposition of an equity investment in an unaffiliated company.
<F2>   See Extraordinary Loss in the Notes to Consolidated
       Financial Statements.
<F3>   See Postretirement Health Care and Life Insurance Benefits
       in the Notes to Consolidated Financial Statements.
<F4>   The Company is prohibited from paying cash dividends under the terms of its Credit Agreement.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Sales
-----

Total sales for the fourth quarter of 1994 were $5.6 billion compared to $5.4 billion in the fourth quarter of 1993, a 3.4% increase. Sales for the full year increased 2.6%. A review of sales by lines of business for the three years ended December 31, 1994, is as follows

                 % of 1994
                    Sales        1994              1993                 1992
                 ---------  --------------     --------------       -------------
                            Amount  Change     Amount  Change       Amount Change
                 ----------------------------------------------------------------
                                      (millions of dollars)
Food Stores        93.4%    $21,442  +4.9%     $20,443 +1.1%       $20,199 +3.4%
Convenience Stores  3.9%        898  -5.6%         951 +3.9%           916 +6.0%
Other sales         2.7%        619 -37.5%         990 -3.9%         1,030 +8.0%
                  ------    -------            -------             -------
Total sales       100.0%    $22,959  +2.6%     $22,384 +1.1%       $22,145 +3.7%


Food stores sales for the fourth quarter 1994 were 5.9% ahead of the fourth quarter 1993. Food stores sales for the full year were 5.4% ahead of 1993 after adjusting for the San Antonio stores sold during the third quarter of 1993. Sales in identical food stores, stores that have been in operation and have not been expanded or relocated for one full year, increased 2.5% in the fourth quarter and 2.2% for the full year. Management estimates that inflation accounted for approximately 1% of the 1994 identical store sales increase. The increase in food stores sales can be attributed primarily to a 4.7% increase in square footage, price inflation in pharmaceuticals and certain commodities such as coffee, and the continuing maturation of the Company's ''combination'' format stores. The Company's storing program is focused on the combination food and drug store. These stores combine a food store with a pharmacy and numerous specialty departments such as floral, video rental, book stores, etc. The emphasis and on-going development of this store format have become the primary vehicle by which the Company expects to increase sales.

Convenience stores sales decreased 5.6% for the year and 4.0% during the fourth quarter as a result of excluding certain franchised store sales that were included in reported sales in prior years. Adjusting 1993 sales to exclude franchise sales from convenience stores sales would result in an 8.4% increase for the quarter and a 6.0% increase year-to-date. The fourth quarter and full year 1994 sales for the seven-company convenience store group were strengthened by strong identical in-store sales and an increase in gasoline retail prices. In-store sales in identical convenience stores increased 5.3% in the fourth quarter 1994 and 4.0% for the full year. Gasoline sales at identical convenience stores increased 3.9% in the fourth quarter 1994 on a .5% decrease in gallons sold and increased 2.9% for the year on a 1.6% increase in gallons sold.

Other sales include outside sales by the Company's manufacturing divisions and sales of general merchandise to Hook-SupeRx, Inc. (''HSI'') (See Other Charges and Credits in the Notes to Financial Statements). HSI completed an expansion of its warehouse in early 1994 and discontinued its purchases from the Company. In 1993, annual sales to HSI were $472 million. Adjusting other sales to eliminate sales to HSI would produce increases of 7.4% for the fourth quarter and 10.2% for the full year.

Total sales for the fourth quarter and year-to-date increased 6.0% and 5.6%, respectively, after adjusting for the other sales to HSI, the change in franchise sales accounting, and the exclusion of sales from the Company's San Antonio stores which were sold in August 1993.

Total food store square footage increased 4.7%, 3.2% and 2.5% in 1994, 1993, and 1992, respectively. The Company expects to increase retail food store square footage by approximately 5.5% during 1995 and 1996. Convenience store square footage increased .4% in 1994, declined .7% in 1993, and increased .2% in 1992. In early 1995, the Company sold its Time Savers convenience store operations which will result in a convenience store square footage decline of 12%. Sales per average square foot for the last three years were:

                                           Total Sales Per
                                         Average Square Foot
                                         -------------------
                                         1994   1993    1992
                                         -------------------

Food Stores                              $402   $398    $402
Convenience Stores                       $412   $405    $389

1992's food stores sales per average square foot includes an extra week which occurs due to the Company's 52/53 week fiscal year.
Without the extra week the amount would have been $394.

The Company continued to build its sales volume in 1994 during a period of new and formidable competition. The Company achieved this through new square footage and through the increased productivity of existing stores. Markets that were especially competitive in the recent past, such as Toledo and Dayton, Ohio and Michigan have begun to produce favorable comparable results. The Atlanta, Georgia market experienced an influx of major new competition during 1994 yet the operating division was still able to produce improved results. All of these markets helped to offset the challenge that the Company faced in Indiana with the opening of supercenters in the marketplace. The Company has been able to offset the effect of highly competitive areas such as Indiana in 1994, because of its multi-regional operations. The Company reduced the cost of products during 1994 through its investment in technology aimed toward improved store operation, procurement and distribution practices. This has allowed the Company to pass on some of these lower costs to the consumer and made the Company more price competitive and attractive to customers.

It is anticipated that 1995 will be another year of improved performance from the Company's existing store base as well as realized contributions from the capital spending program which will substantially increase the Company's food store square footage during 1995. Additional investments in technology should continue to increase operating efficiencies, which can be reinvested into sales growth through improved service to the customer and more competitive pricing.

Factors that affected 1994 sales had already begun to impact sales in 1993. 1993's sales showed an improvement over 1992 from the rebounding of the Michigan market that sustained a prolonged labor strike in 1992, increased price competitiveness of the Company, and private label popularity. Sales in 1992 were improved from 1991 primarily due to the extra week in the fiscal year.


EBITD
-----

The Company's Senior Competitive Advance and Revolving Credit Facility Agreement (the ''Credit Agreement''), dated as of July 19, 1994, and the indentures underlying approximately $1.5 billion of publicly issued debt contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, unusual and extraordinary items (''EBITD''). These covenants are based, among other things, upon generally accepted accounting principles (''GAAP'') as applied on a date prior to January 3, 1993. The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At December 31, 1994 the Company was in compliance with all covenants of its Credit Agreement and publicly issued debt. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

During 1994, EBITD, which does not include the effect of Statement of Financial Accounting Standards (''SFAS'') No. 106, ''Employer's Accounting for Postretirement Benefits Other Than Pensions'', the Company's special contribution to The Kroger Co. Foundation, or the 1993 charge related to the disposition of the San Antonio stores, increased 9.0% to $1.065 billion compared to $977 million in 1993 and $908 million in 1992. 1994's EBITD increase was primarily the result of increased sales, positive effects from the Company's accelerated store construction, cost reductions in procurement and distribution which improved gross margins, and the return on investments in new technology. 1993's EBITD increase was due in large part to increased sales combined with an improved gross profit rate. 1992's EBITD was negatively affected by a Michigan strike which reduced EBITD by approximately $69 million and was increased by the extra week in the fiscal year.

Merchandise Costs
-----------------

Merchandise costs include warehousing and transportation expenses and LIFO charges or credits. The following table shows the relative effect that LIFO charges have had on merchandising costs as a percent of sales:

                                                1994   1993   1992
                                               --------------------
Merchandise costs as reported                  75.81% 76.43% 77.12%
LIFO charge (credit)                             .07%  (.02%)  .03%
                                               ------ ------ ------
Merchandise costs as adjusted                  75.74% 76.45% 77.09%

The Company's FIFO merchandise costs decreased for the second consecutive year. 1992's rate was up from 1991 due to a costly labor strike in Michigan. 1994's gross profit rate was favorably influenced by the Company's advances in consolidated distribution and coordinated purchasing, reduced transportation costs as a percent of sales, and strong private label sales. Merchandise costs were unfavorably affected by the increase in the LIFO reserve charge. Merchandise costs also were favorably affected by the discontinuance of low-margin sales to HSI. Merchandise costs as a percent of sales adjusted for these sales declined to 75.76% in 1994 from 75.97% in 1993.

The Company expects gross profit rates to improve in the future as cost savings continue to be realized from increased efficiencies in logistics, procurement and technology.

Operating, General and Administrative Expenses
----------------------------------------------

Operating, general and administrative expenses as a percent of sales in 1994, 1993 and 1992 were 18.42%, 17.98% and 17.51%, respectively. Excluding the effect of SFAS No. 106 and sales to HSI from 1994, operating, general and administrative expenses were 18.37%. Excluding the effect of SFAS No. 106, sales to HSI, and the convenience store franchise sales from 1993, operating, general and administrative expenses as a percent of sales were 18.27%.

Operating, general and administrative expenses were adversely affected by higher incentive bonuses for both management and store employees based on improved results as compared to 1993. Additionally, the up-front costs associated with the opening of new stores increased operating, general and administrative expenses. The Company opened, acquired, or expanded 82 food stores in 1994 as compared to a total of 46 in 1993.

The Company continues to invest in new technologies to improve efficiencies, lower costs, and increase customer service. Automated labor scheduling and faster front-end point of sale systems including coupon validation technology and front-end scaling are examples of new systems being implemented. Labor negotiations during 1994 produced peaceful and generally favorable settlements that will help to improve operating flexibility and contain costs in the future.

Income Taxes
------------

The effective income tax rates were 36.2%, 39.8% and 41.7% for 1994, 1993 and 1992, respectively. 1994's income tax expense includes a $5.9 million benefit from the donation to The Kroger Co. Foundation of an asset that had a market value above the book value. 1993's income tax expense includes a $4.2 million charge to increase deferred taxes for the change in the federal income tax rate.

Net Earnings (Loss)
-------------------

Net earnings (loss) totaled $242.2 million in 1994 compared to $(12.2) million in 1993 and $(5.9) million in 1992. Earnings in 1994 compared to 1993 and 1992 was affected by: (i) a 1994 pre-tax charge of $4.4 million offset by a $5.9 million tax credit in connection with the Company's contribution to The Kroger Co. Foundation, (ii) a $25.1 million pre-tax charge in 1994 to recognize future lease commitments and losses on equipment related to certain San Antonio stores sold to Megafoods, Inc. which declared bankruptcy during 1994, (iii) a $25.1 million 1994 pre-tax gain on the disposition of the Company's investment in HSI after providing for certain tax indemnities related to HSI, (iv) a 1993 charge against earnings of $248.7 million before taxes, $159.2 million after tax, for the cumulative effect, along with an additional $17.7 million and $19.5 million in 1994 and 1993, respectively, for the current year's effect of a change in accounting for retiree health benefits, (v) an after tax extraordinary loss from the early retirement of debt in 1994 of $26.7 million compared to $23.8 million in 1993 and $107.1 million in 1992, (vi) a sixty-seven day strike in Michigan which reduced pre-tax income by approximately $69 million in 1992, (vii) a pre-tax LIFO charge in 1994 of $16.1 million versus a credit of $3.2 million in 1993 and a charge of $8.1 million in 1992, (viii) a $4.4 million pre-tax ($2.7 million after tax) one-time charge in 1993 related to a change in the estimated useful life of certain computer equipment, (ix) a $22.7 million charge ($15 million after tax) during 1993 in connection with the disposition of the San Antonio stores, and (x) net interest expense in 1994 of $327.6 million versus $390.0 million in 1993 and $474.8 million in 1992.

Liquidity and Capital Resources
Debt Management and Interest Expense
------------------------------------

Net interest expense declined to $327.6 million in 1994 as compared to $390.0 million in 1993 and $474.8 million in 1992. The reduction in interest expense is primarily due to the Company's progress in refinancing its high-cost, long-term debt and debt reduction. The Company was successful in placing $1.7 billion of senior subordinated or senior secured debt during 1992, 1993, and 1994 with an average rate of 9.23% and $200 million of convertible junior subordinated notes with a rate of 6.375%.

The proceeds from these offerings, and from the issuance of 13,275,000 shares of common stock which netted $203.5 million in 1993, were used to redeem or repurchase, on the open market, $3.3 billion of high yield subordinated debt with an average rate of 13.3% (See ''Repurchase and Redemption of Subordinated Debt'').

The Company entered into a new Credit Agreement on July 19, 1994 which reduced the Company's interest rate spread over LIBOR on its bank borrowings. The Company's Credit Agreement is a seven year, $1.75 billion revolving loan which increases the amount the Company is permitted to expend on capital expenditures compared to the prior agreement. The Company's initial borrowing under the new agreement, totaling $745 million, was used to pay the remaining balance on the old agreement. The average interest rate on the Company's bank debt, which totaled $979.3 million at year-end 1994 versus $847.0 million at year-end 1993, was 5.57% compared to 4.57% at the end of 1993 and 5.42% at the end of 1992. The increase is due to higher market interest rates that were not entirely offset by the lower interest rate spreads on the Company's new Credit Agreement. The Company's rate on the bank debt is variable.

The Company currently expects 1995 net interest expense, based on year-end 1994 rates, to total approximately $330 million. A 1% change upward in market rates would increase this estimated expense by approximately $4.8 million. A 1% decrease in market rates would reduce the estimated expense by approximately $5.9 million.

As a result of these public and bank debt transactions as well as the 1993 stock issuance, the Company has reduced the weighted average cost of its long-term debt, including capital leases, to 8.5% versus 11.6% at the beginning of 1990. Long-term debt, including capital leases and current portion thereof, decreased $300 million to $3.906 billion at year-end 1994 from $4.206 billion at year-end 1993. The Company has purchased a portion of the debt issued by the lenders of certain of its structured financings, which cannot be retired early, in an effort to effectively further reduce the Company's interest expense. Excluding the debt incurred to make these purchases, which are classified as investments, the Company's long-term debt would be $68.8 million less or $3.837 billion.

Required principal repayments over the next five years decreased to $670.7 million at year-end 1994 versus $1.048 billion and $534.5 million at year-end 1993 and 1992, respectively. Scheduled debt maturities for the five years subsequent to 1994, 1993 and 1992 were:

                                      1994     1993     1992
                                      ----     ----     ----
                                          (in thousands)
Year 1                              $  7,926 $ 63,053 $ 73,248
Year 2                                14,341  111,010  115,017
Year 3                                12,875  117,434  111,549
Year 4                                15,507  146,784  118,032
Year 5                               620,012  609,769  116,669

1994's Year 5 maturities include $125 million of 9% Senior Subordinated Notes, $200 million of 6 3/8% Convertible Junior Subordinated Notes, and the remaining $222.6 million of 10% Senior Subordinated Notes. The Company currently expects to issue a redemption notice on the 6 3/8% Convertible Junior Subordinated Notes by December 1995, which, based solely on the current market price of the Company's common stock, should result in conversion by virtually all of the holders.

1993's Year 5 maturities include the entire $362.0 million outstanding under the Company's Working Capital Facility under the predecessor to the Company's current Credit Agreement, $68.0 million of Facility D under its predecessor Credit Agreement, and the remaining 11 1/8% Senior Notes outstanding at January 1, 1994 of $138.4 million which were redeemed on March 15, 1994. Maturities shown for 1992 reflect the restated Credit Agreement dated as of January 21, 1992.

The Company currently has in place various interest rate hedging agreements aggregating $2.3 billion. The Company enters into interest rate hedging agreements to lower funding cost, to diversify sources of funding and to alter interest rate exposures arising from mismatches between assets and liabilities. The effect of these agreements is to: (i) fix the rate on $550 million floating rate debt, with $200 million of swaps expiring in May 1996, and the remaining $350 million of swaps expiring in July 2001, (ii) swap the contractual interest rate on $350 million of seven and ten year debt instruments to the rates available on three to five year fixed rate instruments (upon expiration of the three to five year swap agreements the fixed contractual rate will become floating for the remainder of the seven and ten year term of debt),
(iii) swap the contractual interest rate on $825 million of four, seven and ten year fixed-rate instruments into floating-rate instruments, and (iv) cap six month LIBOR on $575 million for one to five years at rates of 4.20% to 6.00%, with $50 million of the caps expiring in each of July 1995, July 1997 and July 1998, $150 million of the caps expiring in November 1995, and the remaining $275 million expiring in the first quarter of 1996.

To meet any short-term liquidity needs, the Company's Credit Agreement provides for borrowings of up to $1.75 billion. The Company's borrowings under the Credit Agreement are permitted to be in the form of commercial paper. At December 31, 1994, the Company had $227.9 million of commercial paper outstanding of the $979.3 million in total bank borrowings. At year-end 1994, after deducting amounts set aside as backup for the Company's unrated commercial paper program, $585.0 million was available under the Company's Credit Agreement to meet short-term liquidity needs. There are no principal payments required under the Credit Agreement until its expiration on July 19, 2001.

Common Stock
------------

On March 4, 1993 the Company issued 12,500,000 shares of its common stock through a public offering. On April 1, 1993, the Company issued an additional 775,000 shares of its common stock pursuant to an over-allotment option granted to the underwriters in connection with the offering. The Company realized $203.5 million on these issues which was used to repay, purchase, or redeem outstanding indebtedness of the Company.

Repurchase and Redemption of Subordinated Debt
----------------------------------------------

During 1994 the Company redeemed the remaining outstanding amounts of its 11 1/8% Senior Notes, its 8 3/4% Senior Subordinated Reset Notes and its 8 1/4% Convertible Junior Subordinated Debentures. The Company also repurchased $144.8 million of its various senior subordinated debt issues and $39.9 million of its 9 1/4% Senior Secured Debentures. The redemptions and repurchases were effected using funds from asset sales, the sale of treasury stock to employee benefit plans, proceeds from new financings, and excess cash from operations. The outstanding balances of these debt issues at December 31, 1994 were $1.105 billion for the Senior Subordinated Debt issues, and $160.2 million for the 9 1/4% Senior Secured Debentures.

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

Capital Expenditures
--------------------

Capital expenditures totaled $534.0 million for 1994, a 42% increase over 1993's total of $376.1 million. 1992's capital outlays were $241.2 million. During 1994 the Company opened, acquired or expanded 82 food stores and 17 convenience stores compared to 46 food stores and 10 convenience stores in 1993 and 42 food stores and 19 convenience stores in 1992. The Company also completed 66 food store and 21 convenience store remodels during 1994. During 1994, 41 food stores were closed or sold including the sale of seven stores in Alabama and Mississippi to Delchamps. The Company closed 16 convenience stores during 1994 and, in early 1995, completed the sale of its 116 store Time Savers convenience store division. The Company expects capital expenditures to approximate $600 million in 1995 which will allow for food store square footage growth of approximately 5.5% by opening, expanding or acquiring approximately 90 food stores. The Company also expects to complete within-the-wall remodels of 60-70 food stores. The increased square footage is planned for existing Company markets where the Company has an established market position and an existing administrative and logistical network. The Company's ability to realize its capital expenditures plan will depend, in part, on its ability to generate continued EBITD growth.

Consolidated Statement of Cash Flows
------------------------------------

During 1994 the Company generated $750.3 million in cash from operating activities compared to $617.3 million in 1993 and $532.8 million in 1992. The increase from 1993 is primarily due to an increase in operating net income of $98.1 million. Additionally, the Company experienced an increase in cash from changes in operating working capital of $195.9 million as compared to $105.5 million in 1993. This reduction in working capital was due in large part to increases in accrued expenses and other liabilities. The increase in 1993 from 1992 is due to an increase in operating net income of $69.6 million and an increase in cash from changes in operating assets and liabilities of $105.5 million as compared to $45.1 million in 1992.

Investing activities used $546.5 million compared to $368.3 million of cash used in 1993 and $264.3 million of cash used in 1992. The increase in the use of cash in 1994 is due to an increase in the level of capital expenditures over 1993 of $157.8 million, and an increase in the use of cash of $43.5 million for investments and $8.8 million for 1994 additions to property held for sale, combined with a decline of $18.5 million in the source of cash from sales of property, plant and equipment. The increase in investments was primarily due to the purchase of debt issued by a lender of certain of the Company's structured financings. (See Liquidity and Capital Resources) This increase in the use of cash was offset by an increase in cash proceeds from the sale of investments of $50.5 million over 1993. The increase in 1993 from 1992 is due to an increase in cash used for capital expenditures and the purchase of investments offset by reduced expenditures for additions to property held for sale and increased proceeds from the sale of property, plant and equipment.

Cash used by financing activities totaled $297.8 million compared to $231.7 million and $168.4 million in 1993 and 1992, respectively. The increase in the use of cash during 1994 is due to a net reduction in proceeds from the sale of common stock and treasury stock of $192.9 million offset by a 1994 debt reduction of $304.1 million versus 1993's debt reduction of $423.0 million. The increase in 1993 from 1992 is due to a larger level of debt reduction offset by proceeds from the sale of stock and lower debt prepayment and financing costs incurred.

Other Issues
------------

The Company is party to more than 200 collective bargaining agreements with local unions representing approximately 150,000 of the Company's employees. During 1994 the Company negotiated a total of 63 labor contracts, all of which were settled with no work stoppages. Typical agreements are 3 to 5 years in duration, and as such agreements expire, the Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on the results of the Company's operations. Major union contracts that will be negotiated in 1995 include the Memphis, Houston, Indianapolis, and Columbus, Ohio food clerks.

Subsequent Events
-----------------

On January 17, 1995 the Company sold its Time Saver Stores, Inc. subsidiary to E-Z Serve Convenience Stores, Inc. Time Saver Stores, Inc. had 1994 sales of $116.7 million and operated 116 convenience stores, either directly or through franchise agreements, in the state of Louisiana.

Subsequent to December 31, 1994 and through March 2, 1995 the Company purchased an additional $95.6 million of its various senior subordinated debt issues. As adjusted for these open market purchases, the carrying amount of the Company's senior subordinated debt was $1.0 billion at March 2, 1995. The Company expects to incur an after-tax extraordinary loss of approximately $3.2 million related to these purchases.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Shareowners and Board of Directors
The Kroger Co.

We have audited the consolidated financial statements of The Kroger Co. listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Kroger Co. as of December 31, 1994 and January 1, 1994, and the consolidated results of its operations and its cash flows for the years ended December 31, 1994, January 1, 1994 and January 2, 1993, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for postretirement benefit costs other than pensions, as of January 3, 1993.


(Coopers & Lybrand L.L.P.)
Coopers & Lybrand L.L.P.
Cincinnati, Ohio
January 31, 1995

                                                       CONSOLIDATED BALANCE SHEET



(In thousands of dollars)              December 31,  January 1,
                                                                               1994          1994

ASSETS
Current assets
   Cash and temporary cash investments...............                       $    27,223     $   121,253
   Receivables.......................................                     270,811          287,925
   Inventories:
           FIFO cost.......................................                   2,053,207       2,001,376
           Less LIFO reserve...............................                    (438,184)       (422,097)
                                                                        ----------      ---------
                                                                        1,615,023       1,579,279
   Property held for sale............................                      39,631          37,721
   Prepaid and other current assets..................                     199,437         199,652
                                                                        ----------      ---------
     Total current assets                                               2,152,125       2,225,830

Property, plant and equipment, net...................                   2,252,663       1,981,308
Investments and other assets.........................                     302,886         273,326
                                                                        ---------       ---------
     Total Assets                                                     $ 4,707,674     $ 4,480,464
                                                                        =========       =========

LIABILITIES
Current liabilities
   Current portion of long-term debt................                  $     7,926     $    63,053
   Current portion of obligations under capital leases                      8,467           7,962
   Accounts payable.................................                    1,425,612       1,357,532
   Other current liabilities........................                      952,963         822,284
                                                                        ---------       ---------
     Total current liabilities......................                    2,394,968       2,250,831

Long-term debt......................................                    3,726,343       3,975,362
Obligations under capital leases....................                      162,851         159,651
Deferred income taxes...............................                      172,690         182,891
Other long-term liabilities.........................                      404,506         371,371
                                                                        ---------       ---------
     Total Liabilities..............................                    6,861,358       6,940,106
                                                                        ---------       ---------

SHAREOWNERS' DEFICIT
Common capital stock, par $1
   Authorized: 350,000,000 shares
   Issued: 1994 120,573,148 shares
   1993 118,549,173 shares..........................                     338,568          308,534
Accumulated deficit.................................                  (2,248,736)      (2,490,932)
Common stock in treasury, at cost
   1994 9,576,231 shares
   1993 10,901,846 shares...........................                    (243,516)        (277,244)
                                                                      ----------        ---------
Total Shareowners' Deficit..........................                  (2,153,684)       (2,459,642)
                                                                      ----------        ---------
Total Liabilities and Shareowners' Deficit..........                  $4,707,674       $4,480,464
                                                                      ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.



                                                CONSOLIDATED STATEMENT OF OPERATIONS AND
                                                          ACCUMULATED DEFICIT

Years Ended December 31, 1994, January 1, 1994 and January 2, 1993

                                                                1994         1993         1992
(In thousands, except per share amounts)                      (52 weeks)   (52 weeks)   (52 weeks)
---------------------------------------------------------------------------------------------------

Sales......................................................   $22,959,122  $22,384,301 $22,144,588
                                                              -----------  ----------- -----------
Costs and expenses
   Merchandise costs, including warehousing and transporta-
   tion....................................................   17,404,940    17,109,060  17,078,839
   Operating, general and administrative...                    4,228,046     4,024,468   3,877,550
   Rent....................................................      299,473       290,309     288,113
   Depreciation and amortization...........................      277,750       263,810     251,822
   Net interest expense....................................     327,550       389,991     474,849
   Other charges...........................................                    22,725
                                                              ----------   -----------  ----------
Total                                                        $22,537,759   $22,100,363 $21,971,173
                                                             -----------   ----------- -----------

Earnings before tax expense, extraordinary loss and cumula-
   tive effect of change in accounting.....................      421,363       283,938     173,415
Tax expense................................................      152,460       113,133      72,255
                                                            ------------  ------------ -----------
Earnings before extraordinary loss and cumulative effect of
  change in accounting.....................................      268,903       170,805     101,160
Extraordinary loss, net of income tax credit...............      (26,707)      (23,832)   (107,103)
Cumulative effect of change in accounting, net of income tax
  credit...................................................                   (159,193)
                                                            ------------  ------------ -----------
       Net earnings (loss)................................. $    242,196  $    (12,220)$    (5,943)
                                                            ============  ============ ===========

Accumulated Deficit
  Beginning of year........................................$  (2,490,932) $ (2,475,561)$(2,460,725)
   Net earnings (loss).....................................      242,196       (12,220)     (5,943)
   Sales of treasury stock below average cost..............                     (3,151)     (8,893)
                                                           -------------  ------------ -----------
   End of year.............................................$  (2,248,736) $ (2,490,932)$(2,475,561)
                                                           =============  ============ ===========



Primary earnings (loss) per Common Share
   Earnings before extraordinary loss and cumulative effect
      of change in accounting............................. $       2.37   $      1.60  $      1.11
   Extraordinary loss.....................................         (.24)         (.22)       (1.17)
   Cumulative effect of change in accounting..............                      (1.49)
                                                           ------------   -----------  -----------
   Net earnings (loss).................................... $       2.13   $      (.11) $      (.06)
                                                           ============   ============ ===========
Average number of common shares used in primary
    calculation...........................................      113,537       106,711       91,364

Fully-diluted earnings (loss) per Common Share
   Earnings before extraordinary loss and cumulative effect
      of change in accounting.............................$       2.19   $       1.50  $      1.11
   Extraordinary loss.....................................        (.21)          (.19)       (1.17)
   Cumulative effect of change in accounting..............                      (1.28)
                                                          -------------  ------------- -----------
   Net earnings (loss)....................................$       1.98   $        .03  $      (.06)
                                                          =============  ============= ===========
Average number of common shares used in fully-diluted
   calculation...........................................      129,714        124,293       91,452


The accompanying notes are an integral part of the consolidated financial statements.

                                                 CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 31, 1994, January 1, 1994 and January 2, 1993

                                                                 1994          1993            1992
(In thousands of dollars)                                     (52 Weeks)    (52 Weeks)      (53 Weeks)
------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net earnings (loss)....................................    $  242,196    $  (12,220)     $   (5,943)
   Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
      Extraordinary loss..................................        26,707        23,832         107,103
      Cumulative effect of change in accounting...........                     159,193
      Depreciation and amortization.......................       277,750       263,810         251,822
      Amortization of discount on Junior Subordinated Deben-
        tures.............................................                      64,198         112,321
      Amortization of deferred financing costs............        15,305        15,051          10,660
      Gain on sale of investment..........................       (25,099)
      Loss on sale of property, plant and equipment.......        (3,672)        1,004           3,541
      LIFO charge (credit)................................        16,087        (3,172)          8,143
      Non-cash contribution...............................         4,364
      Other changes, net..................................           694           140
      Net increase in cash from changes in operating assets
         and liabilities, detailed hereafter..............       195,931       105,495          45,127
                                                              ----------    ----------      ----------
         Net cash provided by operating activities........       750,263       617,331         532,774
                                                              ----------    ----------      ----------

Cash Flows From Investing Activities:
   Capital expenditures..................................    (533,965)        (376,138)       (241,234)
   Proceeds from sale of property, plant and equipment...      21,819           40,296           6,562
   Additions to property held for sale...................     (19,694)         (10,900)        (26,291)
   Increase in other investments.........................     (65,124)         (21,602)         (3,375)
   Proceeds from sale of investment......................      50,469
                                                             --------         --------        --------
        Net cash used by investing activities............    (546,495)       (368,344)        (264,338)
                                                             --------         -------         --------

Cash Flows From Financing Activities:
   Debt prepayment costs................................      (24,696)       (33,484)         (136,613)
   Financing charges incurred...........................      (22,868)       (18,159)          (39,695)
   Principal payments under capital lease obligations...       (8,249)        (7,557)           (6,561)
   Proceeds from issuance of long-term debt.............      902,979        724,826         1,354,666
   Reductions in long-term debt.........................   (1,207,125)    (1,147,807)       (1,393,435)
   Proceeds from issuance of capital stock..............       24,753        212,015             3,167
   Proceeds from sale of treasury stock.................       30,609         36,277            48,843
   Capital stock reacquired.............................         (257)           (96)              (44)
   Tax benefit of non-qualified stock options...........        7,056          2,256             1,258
                                                           ----------     ----------        ----------
      Net cash used by financing activities.............     (297,798)      (231,729)         (168,414)
                                                           ----------     ----------        ----------

Net increase (decrease) in cash and temporary cash invest-
  ments..................................................     (94,030)       17,258            100,022
Cash and Temporary Cash Investments:
   Beginning of year.....................................     121,253       103,995              3,973
                                                           ----------     ---------         ----------
   End of year...........................................  $   27,223      $ 121,253         $  103,995
                                                           ==========     =========         ==========

                                            CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED

Years Ended December 31, 1994, January 1, 1994 and January 2, 1993

                                                         1994        1993        1992
(In thousands of dollars)                             (52 Weeks)  (52 Weeks)  (53 Weeks)
----------------------------------------------------------------------------------------
Increase (Decrease) In Cash From Changes In Operating
   Assets And Liabilities:
   Inventories (FIFO)...............................  $ (51,831)  $  (12,239) $ (21,328)
   Receivables......................................     17,114      (12,752)   (14,092)
   Prepaid and other current assets.................     (5,749)     (10,993)   (18,186)
   Accounts payable.................................     68,080       59,902     29,935
   Accrued expenses.................................    110,290        8,037     53,078
   Deferred income taxes............................     (4,170)       2,175    (34,331)
   Other liabilities................................     62,197       71,365     50,051
                                                      ---------   ----------  ---------
                                                      $ 195,931   $  105,495  $  45,127
                                                      =========   ==========  =========

The accompanying notes are an integral part of the consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

All dollar amounts are in thousands except per share amounts.

ACCOUNTING POLICIES
-------------------

The following is a summary of the significant accounting policies followed in preparing these financial statements:

Principles of Consolidation
---------------------------

The consolidated financial statements include the Company and all of its subsidiaries. Certain prior year amounts have been reclassified to conform to the 1994 presentation.

Segments of Business
--------------------

The Company operates primarily in one business segment retail food and drug stores. This segment represents more than 90% of consolidated revenue, operating profit and identifiable assets. The Company also manufactures and processes food for sale by its supermarkets and operates convenience stores.

Inventories
-----------

Inventories are stated at the lower of cost (principally LIFO) or market. Approximately 89% of inventories for 1994 and 1993 were valued using the LIFO method. Cost for the balance of the inventories is determined using the FIFO method.

Property Held for Sale
----------------------

Property held for sale includes the net book value of property, plant and equipment that the Company plans to sell. The property is valued at the lower of cost or market on an individual property basis.

Property, Plant and Equipment
-----------------------------

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

Interest Rate Hedging Agreements
--------------------------------

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

Deferred Income Taxes
---------------------

Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting bases. The types of differences that give rise to significant portions of deferred income tax liabilities or assets relate to: property, plant and equipment, inventories, accruals for restructuring and other charges and accruals for compensation-related costs. Deferred income taxes are classified as a net current and noncurrent asset or liability based on the classification of the related asset or liability for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date. (See Taxes Based on Income footnote.)

Consolidated Statement of Cash Flows
------------------------------------

For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be temporary cash investments.

Cash paid during the year for interest and income taxes was as follows:

                                        1994      1993       1992
                                     ------------------------------
Interest..........................   $329,570   $329,495   $367,126
Income taxes......................    131,156     92,745     48,195

PROPERTY, PLANT AND EQUIPMENT, NET
----------------------------------

Property, plant and equipment, net consists of:

                                                  1994      1993
                                           -----------------------
Land....................................   $   280,797   $ 209,784
Buildings and land improvements.........       803,839     670,204
Equipment...............................     2,539,312   2,372,998
Leaseholds and leasehold improvements...       733,019     699,868
Leased property under capital leases....       241,884     234,114
                                           -----------   ---------
                                            4,598,851    4,186,968
Accumulated depreciation and amortization  (2,346,188)  (2,205,660)
                                           ----------   ----------
                                           $2,252,663   $1,981,308

Substantially all property, plant and equipment collateralizes debt of the Company. (See Debt Obligations footnote.)

INVESTMENTS AND OTHER ASSETS
----------------------------

Investments and other assets consists of:

                                              1994         1993
                                          ---------     --------

Deferred financing costs...............   $  99,094     $110,684
Goodwill...............................       47,518       51,192
Investments in Debt Securities.........      68,752       19,773
Other..................................      87,522       91,677
                                          ---------     --------
                                          $ 302,886     $273,326

The Company is amortizing deferred financing costs using the interest method. Substantially all goodwill is amortized on the straight-line method over forty years. Investments in Debt
Securities are held at their amortized cost and the Company intends to hold them to maturity.

OTHER CHARGES AND CREDITS
-------------------------

During 1994 the Company recorded a $25,100 pre-tax charge to recognize future lease commitments and losses on equipment in certain San Antonio stores sublet to Megafoods, Inc. which declared bankruptcy during 1994. The Company had sold its San Antonio stores to Megafoods in 1993. Also during 1994 the Company recorded a gain of $25,100 on the disposition of its investment in Hook-SupeRx, Inc. (''HSI''), as a part of the merger of HSI and a subsidiary of Revco D.S. after providing for certain tax indemnities related to HSI.

In 1994 the Company donated a portion of its stock investment in HSI, with a $4,364 pre-tax book value, to The Kroger Co.
Foundation. The donation resulted in a $2,705 after tax expense


($.02 per fully diluted share) and produced a $5,942 tax benefit
($.04 per fully diluted share).

On June 14, 1993, the Company announced its intention to dispose of 15 San Antonio, Texas stores. The Company recognized a pre-tax charge of $22,725 in connection with the disposition. Severance pay, unemployment benefits costs and loss on sale of assets are included in this charge.

OTHER CURRENT LIABILITIES
-------------------------

Other current liabilities consists of:

                                                 1994        1993
                                               --------------------
Salaries and wages.........................    $279,100    $252,210
Taxes, other than income taxes.............     138,428     122,852
Interest...................................      51,728      62,494
Other......................................     483,707     384,728
                                               --------    --------
                                               $952,963    $822,284

TAXES BASED ON INCOME
---------------------

The provision for taxes based on income consists of:

                                        1994      1993      1992
                                      ---------------------------
Federal
   Current.......................     $127,393 $ 92,863  $ 80,934
   Deferred......................        2,184    2,174   (34,331)
                                      -------- --------  --------
                                       129,577   95,037    46,603
State and local..................       22,883   18,096    25,652
                                      -------- --------  --------
                                       152,460  113,133    72,255
Tax credit from extraordinary loss     (17,075) (14,607)  (65,644)
Tax credit from cumulative effect of
    change in accounting.........               (89,546)
                                      --------  -------  --------
                                      $135,385 $  8,980  $  6,611

Tax laws enacted in 1993 increased federal income tax rates retroactive to the beginning of 1993. Deferred taxes have been adjusted to reflect the increased federal income tax rates. This adjustment increased the deferred tax provision by $4,200 in 1993. Targeted job tax credits reduced the tax provision by $3,240 in 1994, $2,608 in 1993 and $3,378 in 1992.

A reconciliation of the statutory federal rate and the effective rate is as follows:

                                                   1994  1993  1992
                                                  -----------------
Statutory rate...............................     35.0% 35.0% 34.0%
State income taxes, net of federal tax benefit     3.5   4.1   9.8
Tax credits..................................     (1.2) (1.0) (2.1)
Tax rate change effect on deferred taxes.....            1.5
Other, net...................................     (1.1)   .2
                                                  ----- ----- -----
                                                  36.2% 39.8% 41.7%

The tax effects of significant temporary differences and carryforwards that comprise deferred tax balances were as follows:

                                                 1994       1993
-----------------------------------------------------------------
Current deferred tax assets:
   Compensation related costs.............   $  30,823  $  25,902
   Insurance related costs................      26,182     34,023
   Inventory related costs................      17,474     19,523
   Alternative minimum tax credit
     carryforwards .......................                 13,971
   Other..................................      28,145     17,054
                                             --------- ----------
                                               102,624    110,473
                                             --------- ----------

Current deferred tax liabilities:
   Compensation related costs.............     (21,818)   (26,001)
   Lease accounting.......................      (5,145)    (5,408)
   Inventory related costs................     (23,053)   (17,568)
   Other..................................      (6,475)    (9,331)
                                             --------- ----------
                                               (56,491)   (58,308)
                                             --------- ----------
Current deferred taxes, net (in prepaid and
   other current assets)..................    $  46,133 $   52,165

Long-term deferred tax assets:
  Compensation related costs..............   $ 105,208 $   99,170
  Insurance related costs.................      28,337     21,021
  Lease accounting........................      22,885     22,269
  Other...................................       7,134      6,798
                                             --------- ----------
                                               163,564    149,258
                                             --------- ----------

Long-term deferred tax liabilities:
  Depreciation............................    (284,957)  (285,104)
  Compensation related costs..............     (11,310)    (5,267)
  Lease accounting........................      (9,146)   (11,391)
  Deferred charges........................      (8,859)    (9,735)
  Other...................................     (21,982)   (20,652)
                                             --------- ----------
                                              (336,254)  (332,149)
                                             --------- ----------
Long-term deferred taxes, net...........     $(172,690) $(182,891)

DEBT OBLIGATIONS

Long-term debt consists of:

                                                           1994         1993
                                                       ----------   ----------
Variable rate Revolving Credit Facility, due 2001....   $  979,253
Variable rate Senior Term Facility, due in varying
    amounts through 1998.............................               $  386,208
Variable rate Working Capital Facility, due 1998.....                  361,954
Variable rate Facility D, due 1997 and 1998..........                   98,796
9 1/4% Senior Secured Debentures, due 2005...........     160,150      200,000
8 1/2% Senior Secured Debentures, due 2003...........     200,000      200,000
11 1/8% Senior Notes, due 1998.......................                  138,386
8 3/4% Senior Subordinated Reset Notes, due 1999.....                   66,513
9% Senior Subordinated Notes, due 1999...............     125,000      125,000
9 3/4% Senior Subordinated Debentures, due 2004......     126,550      175,000
9 3/4% Senior Subordinated Debentures, due 2004,
    Series B.........................................      70,000      100,000
9 7/8% Senior Subordinated Debentures, due 2002......     211,150      250,000
6% to 9 5/8% Senior Subordinated Notes, due 1999
    to 2009..........................................     349,602      238,182
10% Senior Subordinated Notes, due 1999..............     222,550      250,000
6 3/8% Convertible Junior Subordinated Notes,
   due 1999..........................................     200,000      200,000
8 1/4% Convertible Junior Subordinated Debentures,
    due 2011.........................................                  170,000
10% Mortgage loans, with semi-annual payments due
    through 2004.....................................     608,163      609,223
5 1/10% to 10 1/4% Industrial Revenue Bonds, due
   in varying amounts through 2021...................     206,095      211,270
7 7/8% to 12 7/8% mortgages, due in varying
  amounts through 2017...............................     253,301      232,469
3 1/2% to 12% notes, due in varying amounts
   through 2011......................................      22,455       25,414
                                                       ----------   ----------
Total debt...........................................   3,734,269    4,038,415
Less current portion.................................       7,926       63,053
                                                       ----------   ----------
Total long-term debt.................................  $3,726,343   $3,975,362

The aggregate annual maturities and scheduled payments of long-term debt for the five years subsequent to 1994 are:

              1995................................... $  7,926
              1996................................... $ 14,341
              1997................................... $ 12,875
              1998................................... $ 15,507
              1999................................... $620,012

Credit Agreement
----------------

The Company entered into a new Senior Competitive Advance and Revolving Credit Facility Agreement, dated as of July 19, 1994 (the ''Credit Agreement''). This agreement replaced the credit agreement dated as of January 19, 1992. The following constitutes only a summary of the principal terms and conditions of the Credit Agreement. Reference is directed to the Credit Agreement attached as an exhibit to the Company's Current Report on Form 8-K dated July 20, 1994.

The Credit Agreement provides for a seven-year $1,750,000 Senior
Competitive Advance and Revolving Credit Facility (the
''Facility'').

The Credit Agreement expires on July 19, 2001 and is not otherwise subject to amortization.

Interest Rates
--------------

Borrowings under the Facility bear interest at the option of the Company at a rate equal to either (i) the highest, from time to time, of (A) the average of the publicly announced prime rate of Chemical Bank and Citibank, N.A., (B) 1/2% over a moving average of secondary market morning offering rates for 3 month certificates of deposit adjusted for reserve requirements, and (C) 1/2% over the federal funds rate or (ii) an adjusted Eurodollar rate based upon the London interbank offered rate (''Eurodollar Rate'') plus the Applicable Percentage which varies from .25% to .625% based upon the Company's achievement of a financial ratio. At December 31, 1994, the Applicable Percentage was .50% for Eurodollar Rate advances and declined to .40% on January 17, 1995. The Company also pays a facility fee (''Facility Fee'') based on the entire $1,750,000 Facility which varies from .15% to .375% based upon the Company's achievement of a financial ratio. The Facility Fee at December 31, 1994 was .25% and declined to .225% on January 17, 1995.

Collateral
----------

The Company's obligations under the Facility are collateralized by a pledge of a substantial portion of the Company's and certain of its subsidiaries' assets, including substantially all of the Company's and such subsidiaries' inventory and equipment and the stock of all subsidiaries. Such assets also collateralize the Company's obligations under its existing or hereafter issued senior secured debt.

Prepayment
----------

The Company may prepay the Facility, in whole or in part, at any time, without a prepayment penalty.

Certain Covenants
-----------------

The Credit Agreement contains covenants which, among other things,
(i) restrict investments, capital expenditures, and other material outlays and commitments relating thereto, (ii) restrict the incurrence of debt, including the incurrence of debt by subsidiaries, (iii) restrict dividends and payments, prepayments, and repurchases of capital stock, (iv) restrict mergers and acquisitions and changes of business or conduct of business, (v) restrict transactions with affiliates, (vi) restrict certain sales of assets, (vii) restrict changes in accounting treatment and reporting practices except as permitted under generally accepted accounting principles, (viii) require the maintenance of certain financial ratios and levels, including fixed charge coverage ratios and total debt ratios, and (ix) require the Company to maintain interest rate protection providing that at least 50% of the Company's indebtedness for borrowed money is maintained at a fixed rate of interest.

Interest Rate Protection Program
--------------------------------

The Company uses derivatives to limit its exposure to rising interest rates and to adjust the duration of its debt portfolio. The guidelines the Company follows are: (i) no more than 30% (up to a maximum of $1,100,000) of debt will bear interest at a floating rate, (ii) no more than 30% of its debt will bear interest in the 1-6 year range based on initial maturity, (iii) a minimum of 40% of its debt will bear interest in the 7 year or longer range based on initial maturity, (iv) the portfolio of derivatives will contain no leveraged products, and (v) the portfolio will not be driven by profit motive or sensitivity to current mark-to-market status. The Company's compliance with these guidelines is reviewed semi-annually with the Financial Policy Committee of the Company's Board of Directors.

The Company currently has in place various interest rate hedging agreements with notional amounts aggregating $2,650,000. The effect of these agreements is to: (i) fix the rate on $550,000 floating rate debt, with $200,000 of swaps expiring in May 1996, and the remaining $350,000 of swaps expiring in July 2001, for which the Company pays an average rate of 7.22% and receives 6 month LIBOR,
(ii) swap the contractual interest rate on $350,000 of seven and ten year debt instruments to the rates available on three to five year fixed rate instruments (upon expiration of the three to five year swap agreements the fixed contractual rate will become floating for the remainder of the seven and ten year term of debt), for which the Company pays an average rate of 5.69% and receives an average rate of 7.04%, (iii) swap the contractual interest rate on $825,000 of four, seven and ten year fixed-rate instruments into floating-rate instruments, for which the Company pays 6 month LIBOR and receives an average rate of 5.96%, and (iv) cap six month LIBOR on $575,000 for one to five years at rates of 4.20% to 6.00%, with $50,000 of the caps expiring in each of July 1995, July 1997 and July 1998, $150,000 of the caps expiring in November 1995 and the remaining $275,000 expiring in the first quarter of 1996. Interest expense was reduced $15,124 and $12,454 in 1994 and 1993, respectively and increased $2,707 in 1992 as a result of the Company's hedging program.

The present value of the estimated annual effect on future interest expense of the Company's derivative portfolio, based on 6 month
LIBOR of 7.00% as in effect at year-end and the forward yield curve at year-end is:


                                                      Forward Yield
                                     Year-End            Curve
                                      LIBOR           -------------
                                                              LIBOR
                                      at 7.0%      Amount      Rate
                                     --------      -------    -----

1995  ...........................    $  8,020     $  8,318     7.68%
1996 ...........................      (3,650)      (9,920)    8.49%
1997 ...........................      (6,900)     (14,590)    8.29%
1998 ...........................      (6,230)     (12,560)    8.18%
1999 ...........................      (6,530)     (10,290)    7.79%
2000 ...........................      (5,510)      (8,300)    8.10%
2001 ...........................      (2,010)      (3,570)    8.14%
2002 ...........................        (930)      (3,040)    8.13%
2003 ...........................        (410)        (950)    8.14%
                                   ---------    ---------
                                   $ (24,150)   $ (54,902)

(See Fair Value of Financial Instruments footnote.)

9 1/4% Senior Secured Debentures
--------------------------------

On January 25, 1993, the Company issued $200,000 of 9 1/4% Senior Secured Debentures (the ''9 1/4 % Senior Secureds''). As of December 31, 1994, the Company has repurchased $39,850 of this issue. The 9 1/4% Senior Secureds become due on January 1, 2005. The 9 1/4% Senior Secureds are redeemable at any time on or after January 1, 1998 in whole or in part at the option of the Company. The redemption prices commence at 104.625% and are reduced by 1.156% annually until January 1, 2002 when the redemption price is 100%.

8 1/2% Senior Secured Debentures
--------------------------------

On July 1, 1993, the Company issued $200,000 of 8 1/2% Senior Secured Debentures (the ''8 1/2% Senior Secureds''). The 8 1/2% Senior Secureds become due on June 15, 2003. The 8 1/2% Senior Secureds are redeemable at any time on or after June 15, 1998 in whole or in part at the option of the Company. The redemption prices commence at 104.250% and are reduced by 1.4165% annually until June 15, 2001 when the redemption price is 100%.

11 1/8% Senior Notes
--------------------

The 11 1/8% Senior Notes were redeemed on March 15, 1994.

8 3/4% Senior Subordinated Reset Notes
--------------------------------------

The 8 3/4% Senior Subordinated Reset Notes were redeemed on June
15, 1994.

Senior Subordinated Indebtedness
--------------------------------

Senior Subordinated Indebtedness consists of the following: (i) $125,000 9% Senior Subordinated Notes due August 15, 1999. This issue is redeemable at any time on or after August 15, 1996 in whole or in part at the option of the Company at par. (ii) $175,000 9 3/4% Senior Subordinated Debentures due February 15, 2004. This issue is redeemable at any time on or after February 15, 1997 in whole or in part at the option of the Company. The redemption prices commence at 104.875% in 1997 and are reduced by 1.625% annually until 2000 when the redemption price is 100%. During 1994 the Company repurchased $48,450 of the 9 3/4% Senior Subordinated Debentures. (iii) $100,000 9 3/4% Senior Subordinated Debentures due February 15, 2004, Series B. This issue is redeemable at any time on or after February 15, 1997 in whole or in part at the option of the Company. The redemption prices commence at 104.875% in 1997 and are reduced by 1.625% annually until 2000 when the redemption price is 100%. During 1994 the Company repurchased $30,000 of the 9 3/4% Senior Subordinated Debentures, Series B.
(iv) $250,000 9 7/8% Senior Subordinated Debentures due August 1, 2002. This issue is redeemable at any time on or after August 1, 1999 in whole or in part at the option of the Company at par. The Company repurchased $38,850 of the 9 7/8% Senior Subordinated Debentures in 1994. (v) $349,602 6% to 9 5/8% Senior Subordinated Notes due March 15, 1999 to October 15, 2009. Portions of these issues are subject to early redemption by the Company. (vi) $250,000 10% Senior Subordinated Notes due May 1, 1999. This issue is not subject to early redemption by the Company. The Company repurchased $27,450 of the 10% Senior Subordinated Notes during 1994. The proceeds from these offerings, together with proceeds from the sale of common stock were used to repay, purchase or redeem outstanding indebtedness of the Company.

6 3/8% Convertible Junior Subordinated Notes
--------------------------------------------

The $200,000 of 6 3/8% Convertible Junior Subordinated Notes (the ''6 3/8% Convertibles'') become due December 1, 1999. The 6 3/8% Convertibles are convertible into shares of the Company's common stock at a conversion price of $18.68 at any time at the option of the holder. The 6 3/8% Convertibles are redeemable, in whole or in part, at the option of the Company at any time after December 17, 1992 at the scheduled redemption prices. The redemption prices commence at 106.375% and are reduced by .9105% annually each December 1 thereafter until 1999, when the 6 3/8% Convertibles mature, except that, until December 8, 1995, the 6 3/8% Convertibles cannot be redeemed by the Company unless the closing price of the Company's common stock equals or exceeds 150% of the then effective conversion price per share at least 20 out of 30 consecutive trading days ending within 10 days prior to mailing of the redemption notice. The Company has reserved 10,706,638 shares of common stock for future conversion of the 6 3/8% Convertibles.

8 1/4% Convertible Junior Subordinated Debentures
-------------------------------------------------

The Convertible Junior Subordinated Debentures (the ''8 1/4%
Convertibles'') were redeemed on October 24, 1994.

Redemption Event
----------------

Subject to certain conditions (including repayment in full of all obligations under the Credit Agreement or obtaining the requisite consents under the Credit Agreement), the Company's publicly issued debt will be subject to redemption, in whole or in part, at the option of the holder upon the occurrence of a redemption event, upon not less than five days' notice prior to the date of redemption, at a redemption price equal to the default amount, plus a specified premium. ''Redemption Event'' is defined in the indentures as the occurrence of (i) any person or group, together with any affiliate thereof, beneficially owning 50% or more of the voting power of the Company or (ii) any one person or group, or affiliate thereof, succeeding in having a majority of its nominees elected to the Company's Board of Directors, in each case, without the consent of a majority of the continuing directors of the Company.

Mortgage Financing
------------------

During 1989 the Company completed a $612,475, 10% mortgage financing of 127 of its retail properties, distribution warehouse facilities, food processing facilities and other properties (the ''Properties''), with a net book value of $325,327 held by thirteen newly formed wholly-owned subsidiaries. The wholly-owned subsidiaries mortgaged the Properties, which are leased to the Company or affiliates of the Company, to a newly formed special purpose corporation, Secured Finance Inc.

The mortgage loans have a maturity of 15 years. The Properties are subject to the liens of Secured Finance Inc. The mortgage loans are subject to semi-annual payments of interest and principal on $150,000 of the borrowing based on a 30-year payment schedule and interest only on the remaining $462,475 principal amount. The unpaid principal amount will be due on December 15, 2004.

Commercial Paper
----------------

Under the Credit Agreement the Company is permitted to issue up to $1,750,000 of unrated commercial paper and borrow up to $1,750,000 from the lenders under the Credit Agreement on a competitive bid basis. The total of unrated commercial paper, $229,473 at December 31, 1994, and competitive bid borrowings, $491,000 at December 31, 1994, however, may not exceed $1,750,000. All commercial paper and competitive bid borrowings must be supported by availability under the Credit Agreement. These borrowings have been classified as long-term because the Company expects that during 1995 these borrowings will be refinanced using the same type of securities. Additionally, the Company has the ability to refinance the short-term borrowings under the Facility which matures July 19, 2001.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash And Short-term Investments
-------------------------------

The carrying amount approximates fair value because of the short maturity of those instruments.

Long-term Investments
---------------------

The fair values of these investments are estimated based on quoted market prices for those or similar investments.

Long-term Debt
--------------

The fair value of the Company's long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar issues.

Interest Rate Protection Agreements
-----------------------------------

The fair value of these agreements is based on the net present value of the future cash flows using the forward interest rate yield curve in effect at the respective years-end. If the swaps and caps were cancelled as of the respective years-end the result would have been a net cash outflow for 1994 and a net cash inflow for 1993. The swaps and caps are linked to the Company's debt portfolio. The decline in the value of the swaps and caps relates to an increase in market rates during 1994, the receipt of $15,124 in proceeds from interest rate protection agreements during 1994, and a decline in the fair value of linked debt of approximately $58,000. (See Accounting Policies and Debt Obligations footnotes.)

The estimated fair values of the Company's financial instruments are as follows:

                                                 1994                            1993
                                       --------------------------     --------------------------
                                                       Estimated                     Estimated
                                       Carrying           Fair        Carrying          Fair
                                        Value            Value         Value           Value
                                       -----------    -----------     -----------    -----------
Cash and short-term investments        $    27,223    $    27,223     $   121,253    $   121,253
Long-term investments for which it is
   Practicable.......................  $    68,752    $    68,752     $    19,734    $    36,516
   Not Practicable...................  $    38,672    $     ----  $    39,625    $     ----
Long-term debt for which it is
   Practicable.......................  $ 2,273,165    $ 2,375,293     $ 2,113,081    $ 2,261,420
   Not Practicable...................  $ 1,461,104    $     ----      $ 1,925,334    $     ----
Interest Rate Protection Agreements
   Variable rate pay swaps...........  $     ----     $   (92,925)    $     ----     $    46,784
   Fixed rate pay swaps..............  $     ----     $    15,572     $     ----     $    (4,003)
   Interest rate caps................  $     ----     $    22,451     $     ----     $     2,531
                                       -----------    -----------     -----------    -----------
                                       $     ----     $   (54,902)    $     ----     $    45,312

The investments for which it was not practicable to estimate fair value relate to equity investments in unrelated entities for which there is no market and investments in real estate development partnerships for which there is no market.

It was not practicable to estimate the fair value of $979,253 of long-term debt outstanding under the Company's Credit Agreement. There is no market for this debt. The remaining long-term debt that it was not practicable to estimate relates to Industrial Revenue Bonds of $206,095, various mortgages of $253,301, and other notes of $22,455 for which there is no market.

LEASES
------

The Company operates primarily in leased facilities. Lease terms generally range from 10 to 25 years with options to renew at varying terms. Certain of the leases provide for contingent payments based upon a percent of sales.

Rent expense (under operating leases) consists of:

                                        1994       1993      1992
                                       ------     ------    ------
Minimum rentals....................   $288,499   $275,336  $270,763
Contingent payments................     10,974     14,973    17,350
                                      --------  --------   --------
                                      $299,473  $290,309   $288,113

Assets recorded under capital leases consists of:

                                                 1994       1993
                                               --------   --------
Distribution and manufacturing facilities      $ 38,742   $ 38,742
Store facilities.........................       203,142    195,372
Less accumulated amortization............      (112,403)  (106,273)
                                               --------   --------
                                               $129,481   $127,841

Minimum annual rentals for the five years subsequent to 1994 and in the aggregate are:

                                              Capital    Operating
                                              Leases      Leases
                                              -------    ---------

1995...................................      $  29,110  $   314,401
1996...................................         28,384      302,465
1997...................................         27,584      287,616
1998...................................         26,935      274,571
1999...................................         26,644      257,221
Thereafter.............................        227,054    2,116,480
                                             ---------  -----------
                                               365,711  $ 3,552,754
Less estimated executory costs included
  in capital leases....................        (24,982)
                                             ---------
Net minimum lease payments under capital
  leases................................       340,729
Less amount representing interest........     (169,411)
                                             ---------
Present value of net minimum lease payments
  under capital leases...................    $ 171,318

EXTRAORDINARY LOSS
------------------

The extraordinary loss in 1994, 1993 and 1992 relates to premiums paid to retire certain indebtedness early and the write-off of related deferred financing costs.

EARNINGS (LOSS) PER COMMON SHARE
--------------------------------

Primary earnings (loss) per common share equals net earnings (loss) divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options. Fully diluted earnings per common share equals net earnings plus, for 1994 and 1993, after-tax interest incurred on the 8 1/4% Convertibles, up to the date of their redemption on October 24, 1994, and on the 6 3/8% Convertibles of $14,805 and $16,065, respectively, divided by common shares outstanding after giving effect to dilutive stock options and, for 1993 and 1994, shares assumed to be issued on conversion of the Company's convertible securities. The convertible securities are not included in the fully diluted earnings per share calculation for 1992 because they are anti-dilutive.

PREFERRED STOCK
---------------

The Company has authorized 5,000,000 shares of voting cumulative preferred stock; 2,000,000 were available for issuance at December 31, 1994. The stock has a par value of $100 and is issuable in series. Under the Credit Agreement, the Company is prohibited from issuing shares of preferred stock.


COMMON STOCK
------------

The Company has authorized 350,000,000 shares of $1 par common stock. The main trading market for the Company's common stock is the New York Stock Exchange, where it is listed under the symbol KR. For the three years ended December 31, 1994, changes in common stock were:

                                                      Issued                In Treasury
                                            -----------------------   -----------------------
                                               Shares        Amount      Shares       Amount
                                            -------------------------------------------------
December 29, 1991.........................  103,757,096    $121,970   16,090,120     $410,428
Exercise of stock options including
  restricted stock grants.................      620,904       6,233       82,299        1,252
Sale of treasury shares to the Company's
  employee benefit plans..................                  (25,082)  (3,246,690)     (82,819)
Tax benefit from exercise of non-qualified
  stock options...........................                    1,257
                                            -----------     --------  -----------     -------
January 2, 1993...........................  104,378,000     104,378   12,925,729      328,861
Exercise of stock options including
  restricted stock grants.................      896,173      10,658        9,342           62
Sale of treasury shares to the Company's
  employee benefit plans..................                  (12,251)  (2,033,225)     (51,679)
Shares issued through public offering.....   13,275,000     203,493
Tax benefit from exercise of non-qualified
  stock options...........................                    2,256
                                            -----------    --------   ----------     --------
January 1, 1994...........................  118,549,173     308,534   10,901,846      277,244
Exercise of stock options including
  restricted stock grants.................    2,023,975      26,473       15,479          376
Sale of treasury shares to the Company's
  employee benefit plans..................                   (3,495)  (1,341,094)     (34,104)
Tax benefit from exercise of non-qualified
  stock options...........................                    7,056
                                            -----------    --------   ----------     --------
December 31, 1994.........................  120,573,148    $338,568    9,576,231     $243,516

STOCK OPTION PLANS
------------------

The Company grants options for common stock to employees under various plans, as well as to its non-employee directors owning a minimum of 1,000 shares of common stock of the Company, at an option price equal to the fair market value of the stock at the date of grant. In addition to cash payments, the plans provide for the exercise of options by exchanging issued shares of stock of the Company. At December 31, 1994 and January 1, 1994, 6,088,924 and 706,759 shares of common stock, respectively, were available for future options. Options may be granted under the 1985, 1987, 1988, 1990 and 1994 plans until 1995, 1997, 1998, 2000 and 2004, respectively, and generally will expire 10 years from the date of grant. Options granted prior to May 1994 become exercisable six months from the date of grant. Options granted beginning in May 1994 vest in one year to three years. At December 31, 1994, options for 9,725,292 shares were exercisable. All grants outstanding become immediately exercisable upon certain changes of control of the Company.

Changes in options outstanding under the stock option plans, excluding restricted stock grants, were:

                                   Shares Subject    Option Price
                                      To Option       Range Per
Share
                                   --------------------------------
Outstanding, December 29, 1991....   7,693,031      $  3.24 $23.44
Granted...........................   5,172,145      $ 11.75 $19.69
Exercised.........................    (561,629)     $  3.24 $18.57
Cancelled or expired..............    (101,850)     $  9.13 $23.44
                                    ----------
Outstanding, January 2, 1993......  12,201,697      $  4.69 $23.44
Granted...........................     314,865      $ 17.50 $21.13
Exercised.........................    (784,658)     $  4.69 $18.69
Cancelled or expired..............    (123,545)     $  9.13 $23.44
                                    ----------
Outstanding, January 1, 1994......  11,608,359      $  4.92 $23.44
Granted...........................   2,666,175      $ 20.57 $25.32
Exercised.........................  (1,878,973)     $  4.92 $23.44
Cancelled or expired..............     (89,679)     $  9.13 $25.32
                                    ----------
Outstanding, December 31, 1994      12,305,882      $  4.92 $25.32

In addition to stock options, the Company may grant stock appreciation rights (SARs). In general, the eligible optionees are permitted to surrender the related option and receive shares of the Company's common stock and/or cash having a value equal to the appreciation on the shares subject to the options. The appreciation of SARs is charged to earnings in the current period based upon the market value of common stock. As of December 31, 1994 and January 1, 1994 there were no SARs outstanding.

The Company also may grant limited stock appreciation rights (LSARs) to executive officers in tandem with the related options. LSARs operate in the same manner as SARs but are exercisable only following a change of control of the Company. As of December 31, 1994 and January 1, 1994, there were no LSARs outstanding.

Also, the Company may grant restricted stock awards to eligible employee participants. In general, a restricted stock award entitles an employee to receive a stated number of shares of common stock of the Company subject to forfeiture if the employee fails to remain in the continuous employ of the Company for a stipulated period. The holder of an award shall be entitled to the rights of a shareowner except that the restricted shares and the related rights to vote or receive dividends may not be transferred. The award is charged to earnings over the period in which the employee performs services and is based upon the market value of common stock at the date of grant. As of December 31, 1994 and January 1, 1994, awards related to 95,509 and 101,217 shares, respectively, were outstanding.

The Company may grant performance units, either in conjunction with or independent of a grant of stock options. Performance units entitle a grantee to receive payment in common stock and/or cash based on the extent to which performance goals for the specified period have been satisfied. As of December 31, 1994, and January 1, 1994, there were no performance units outstanding.

Incentive shares may be granted which consist of shares of common stock issued subject to achievement of performance goals. No incentive shares were outstanding as of December 31, 1994 and January 1, 1994.

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

The principal contingencies are described below:

INCOME TAXES The Company has settled all tax years through 1983 with the Internal Revenue Service. The Internal Revenue Service has completed its examination of the Company's tax returns for 1984 through 1986 and the Company has made payments based on its proposed settlement. Efforts to settle unresolved issues for years 1984 through 1986 with the Appeals Division of the Internal Revenue Service have been unsuccessful. As a result the Company has filed a petition with the United States Tax Court. The Company has provided for this and other tax contingencies.

INSURANCE The Company's workers' compensation risks are self-insured in certain states. In addition, other workers' compensation risks and certain levels of insured general liability risks are based on retrospective premiums. The liability for workers' compensation risks is accounted for on a present value basis. Actual claim settlements and expenses incident thereto may differ from the provisions for loss. Property risks have been underwritten by a subsidiary and are reinsured in unrelated insurance companies. Operating divisions and subsidiaries have paid premiums, and the insurance subsidiary has provided loss allowances, based upon actuarially determined estimates.

LITIGATION Fry's Food Stores of Arizona, Inc. (''Fry's''), a subsidiary of the Company, is currently a defendant and cross-defendant in actions pending in the U.S. District Court for the Southern District of Florida entitled Harley S. Tropin v. Kenneth Thenen, et. al., No. 93-2502-CIV-MORENO and Walco Investments, Inc., et. al. v. Kenneth Thenen, et. al., No. 93-2534-CIV-MORENO. The plaintiff and cross-claimants in these actions seek unspecified damages against numerous defendants and cross-defendants, including Fry's. Plaintiffs and cross-claimants allege that a former employee of Fry's supplied false information to third parties in connection with purported sales transactions between Fry's and affiliates of Premium Sales Corporation or certain limited partnerships. Claims have been alleged against Fry's for breach of implied contract, aiding and abetting and conspiracy, conversion and civil theft, negligent supervision, fraud, and violations of 18 U.S.C. Sections 1961 and 1962 (d) and Chapter 895, Florida Statutes. Fry's believes that it has substantial meritorious defenses to the claims alleged against it, and Fry's intends to defend the litigation vigorously. The Company is involved in this and various other legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position or results of operations.

WARRANT DIVIDEND PLAN
---------------------

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

PENSION PLANS
-------------

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

The Company-administered pension benefit obligations and the assets were valued as of the end of 1994 and 1993. The assets are invested in cash and short-term investments or listed stocks and bonds, including $89,635 and $85,389 of common stock of The Kroger Co. at the end of 1994 and 1993, respectively. The status of the plans at the end of 1994 and 1993 was:
                                                   1994      1993
                                                 ------------------

Actuarial present value of benefit obligations:
   Vested employees...........................   $528,204 $541,563
   Non-vested employees.......................     27,299   16,229
                                                 -------- --------
   Accumulated benefit obligations.............   555,503  557,792
   Additional amounts related to projected
     salary increases..........................   111,635  103,301
                                                 -------- --------
   Projected benefit obligations...............   667,138  661,093
Plan assets at fair value......................   705,982  768,115
                                                 -------- --------
Plan assets in excess of projected benefit
   obligations.................................  $ 38,844 $107,022
Consisting of:
   Unamortized transitional asset..............  $ 32,394 $ 41,790
   Unamortized prior service cost and net gain     (8,188)  65,702
   Adjustment required to recognize minimum
    liability..................................     7,820    7,966
   Prepaid (accrued) pension cost in Conso-
     lidated Balance Sheet......................     6,818  (8,436)
                                                 -------- --------
                                                 $ 38,844 $107,022

The components of net periodic pension income for 1994, 1993 and 1992 are as follows:

                                           1994      1993     1992
                                       ----------------------------
Service cost....................    $ 18,959  $  17,752  $17,237
Interest cost...................      47,778     48,601   45,774
Return on assets................      23,935   (141,143) (35,664)
Net amortization and deferral...    (103,495)    68,041  (40,384)
                                    --------  ---------  -------
Net periodic pension income for
  the year......................   $ (12,823) $ (6,749) $(13,037)
Assumptions:
  Discount rate.................         8.5%     7.25%      8.5%
  Salary Progression rate.......         5.5%     4.25%      5.5%
  Long-term rate of return on plan
    assets......................         9.5%      9.5%     10.0%

1994 and 1993 assumptions represent the rates in effect at the end of the fiscal year. These rates were used to calculate the actuarial present value of the benefit obligations at December 31, 1994 and January 1, 1994, respectively. However, for the calculation of periodic pension income for 1994 and 1993 the assumptions in the table above for 1993 and 1992, respectively, were used. The 1995 calculation of periodic pension income will be based on the assumptions in the table above for 1994.

The Company also administers certain defined contribution plans for eligible union and non-union employees. The cost of these plans for 1994, 1993 and 1992 was $24,298, $20,388 and $16,371, respectively.

The Company participates in various multi-employer plans for substantially all union employees. Benefits are generally based on a fixed amount for each year of service. Contributions and expense for 1994, 1993 and 1992 were $87,711, $86,377 and $85,010, respectively. Information on the actuarial present value of accumulated plan benefits and net assets available for benefits relating to the multi-employer plans is not available.


POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
------------------------------------------------------

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. The majority of the Company's employees may become eligible for these benefits if they reach normal retirement age while employed by the Company. Funding of retiree health care and life insurance benefits occurs as claims or premiums are paid. For 1994, 1993 and 1992, the combined payments for these benefits were $10,996, $12,266 and $9,538, respectively.

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

The following table sets forth the postretirement benefit plans combined status at December 31, 1994 and January 1, 1994:


                                                   1994      1993
                                                --------  --------
Accumulated postretirement benefit
  obligation (APBO)
  Retirees..............................        $ 91,162   $99,306
  Fully eligible active participants....          41,604    55,095
  Other active participants.............         111,021   113,974
                                               ---------  --------
                                               $ 243,787  $268,375
  Less unrecognized net gain (loss).....          34,288    (4,876)
                                               ---------  --------
  Accrued postretirement benefit cost...        $278,075  $263,499

The components of net periodic postretirement benefit costs are as follows:

                                                   1994      1993
                                                --------  --------
Service costs (benefits attributed to
  employer services during the year)            $ 9,181   $10,261
Interest cost on accumulated post-
  retirement benefit obligations                 19,743    19,607
                                                -------   -------
                                                $28,924   $29,868

The significant assumptions used in calculating the APBO are as follows:

                                         Health Care Trend Rate
                                      -----------------------------
                           Discount                        Years to
                               Rate   Initial   Ultimate   Ultimate
                           -------- -------   --------     --------

Transition Obligation          8%     15%        6%          15
Year-end 1993               7.25%     13%      4.5%          13
Year-end 1994               8.50%   12.3%      4.5%          12

The impact of a one percent increase in the medical trend rate is as follows:

                                            Periodic
                                              Cost         APBO
                                            -------------------
Transition Obligation                       $2,000     $  9,800
Year-end 1993                               $2,331     $ 17,135
Year-end 1994                               $4,088     $ 27,283


QUARTERLY DATA (UNAUDITED)



                                           Quarter                          Total
                         --------------------------------------------
                            First     Second     Third      Fourth          Year
1994                     (12 weeks) (12 weeks) (16 weeks)  (12 weeks)    (52 weeks)
-----------------------------------------------------------------------------------
Sales                    $5,328,804 $5,394,228 $6,650,257 $5,585,833     $22,959,122
Merchandise costs         4,052,901  4,081,213  5,052,997  4,217,829      17,404,940
Extraordinary loss           (8,332)    (2,645)   (15,175)      (555)        (26,707)
Net earnings                 47,358     67,333     36,022     91,483         242,196
Primary earnings per
  common share:
  Earnings before
    extraordinary loss          .50        .62        .45       .80             2.37
  Extraordinary loss           (.07)      (.02)      (.13)     (.01)                  (.24)
                               ----       ----       ----      ----             ----
Primary net earnings per
  common share                  .43       .60         .32       .79             2.13
Fully-diluted earnings
  per common share:
  Earnings before
    extraordinary loss          .46       .57         .43      .75              2.19
  Extraordinary loss           (.06)     (.02)       (.12)    (.01)             (.21)
                               ----      ----        ----     ----              ----
Fully-diluted net earnings
  per common share              .40       .55         .31      .74              1.98


1993
-------------------------------------------------------------------------------------
Sales                    $5,173,926 $5,329,373 $6,478,645 $5,402,357     $22,384,301
Merchandise costs         3,964,439  4,074,455  4,968,568  4,101,598            17,109,060
Extraordinary loss           (9,042)    (2,136)    (8,834)    (3,820)              (23,832)
Cumulative effect of
  change in accounting     (159,193)                                        (159,193)
Net earnings (loss)             (138,771)    27,485     16,375     82,691          (12,220)
Primary earnings (loss)
  per common share:
  Earnings before extra-
    ordinary loss and
    cumulative effect of
    change in accounting        .30        .27        .23        .79            1.60
  Extraordinary loss           (.09)      (.02)      (.08)      (.03)           (.22)
  Cumulative effect of
    change in accounting       1.63)                                           (1.49)
                               -----      -----      ----        ----
Primary net earnings (loss)
  per common share            (1.42)       .25        .15        .76             (.11)
Fully-diluted earnings (loss)
  per common share:
  Earnings before extraordinary
    loss and cumulative effect

    of change in accounting       .29      .27       .23        .71             1.50
  Extraordinary loss             (.08)    (.02)     (.07)      (.03)            (.19)
  Cumulative effect of change
    in accounting               (1.38)                                         (1.28)
                                -----     ----      ----       ----            -----
Fully-diluted net earnings per
  common share                  (1.17)     .25       .16       .68               .03


The third quarter 1994 earnings include a $4,364 pre-tax charge ($2,705 after tax) offset by a $5,942 tax credit in connection with the Company's contribution to The Kroger Co. Foundation. Also included in third quarter 1994 earnings is a $25,100 pre-tax charge to recognize future lease commitments and losses on equipment in certain San Antonio stores sold to Megafoods, Inc. which declared bankruptcy during the third quarter of 1994. The Company sold its San Antonio stores to Megafoods in the 1993 third quarter. Also during the third quarter of 1994 the Company recorded a $25,100 pre-tax gain on the disposition of its investment in HSI after providing for certain tax indemnities related to HSI. Third quarter 1994 includes a $9,000 pre-tax LIFO charge as compared to a $4,000 pre-tax LIFO credit in the third quarter 1993. First quarter 1993 reflects an after tax charge of $159,153 for the cumulative effect of a change in accounting for postretirement health care and life insurance benefits. Second quarter 1993 includes a $22,725 charge in connection with the disposition of 15 San Antonio stores. The extraordinary loss in the four quarters of 1994 and 1993 relates to expenses associated with the early retirement of debt.

Common Stock Price Range

                                        1994           1993
                                   --------------- ----------------
         Quarter                    High    Low     High    Low
-------------------------------------------------------------------
1st                                25 7/8   19 3/8  19 1/2  14
2nd                                25 3/8   21 1/8  19 5/8  16 5/8
3rd                                26 7/8   23      21 3/4  16 1/4
4th                                26 7/8   21 3/4  20 7/8  17 1/2

Under the Company's Credit Agreement dated July 19, 1994, the
Company is prohibited from paying cash dividends during the term of the Credit Agreement. The Company is permitted to pay dividends in the form of stock of the Company.




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

One of the Company's Directors, Mr. John L. Clendenin, inadvertently filed a Form 4, reporting a purchase of 600 shares, 20 days late.


                   EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person as of February 10, 1995. Except as otherwise noted below, each person has held such office for at least five years and was elected to his present office at the 1994 Organizational Meeting of the Board of Directors held May 19, 1994, and will hold such office at the discretion of the Board for the ensuing year until removed or replaced.


                                Recent
Name                  Age       Employment History
----                  ---       ------------------

Richard L. Bere       63         Mr. Bere was elected President
                                 and Chief Operating Officer on
                                 September 13, 1990.  Prior to
                                 this he was elected Senior Vice
                                 President effective July 15,
                                 1989.  Before his election he
                                 was Vice President of the
                                 Company's Southland Marketing
                                 Area.  Mr. Bere joined the
                                 Company in 1957.

David B. Dillon       43         Mr. Dillon was elected Executive
                                 Vice President on September 13,
                                 1990, and Chairman of the Board
                                 of Dillon Companies, Inc. on
                                 September 8, 1992.  Prior to
                                 this he was elected President of
                                 Dillon Companies, Inc. on
                                 April 22, 1988.  Before his
                                 election he was appointed
                                 President of Dillon Companies,
                                 Inc.


Paul W. Heldman       43         Mr. Heldman was elected Secretary
                                 on May 21, 1992, and Vice
                                 President and General Counsel
                                 effective June 18, 1989.  Prior to
                                 his election he held various
                                 positions in the Company's Law
                                 Department.  Mr. Heldman joined
                                 the Company in 1982.

Michael S. Heschel    53         Mr. Heschel was elected Senior
                                 Vice President - Information
                                 Systems and Services on February
                                 10, 1994. He was elected Group
                                 Vice President - Management
                                 Information Services on July 18,
                                 1991.  Prior to this Mr. Heschel
                                 served as Chairman and Chief
                                 Executive Officer of Security
                                 Pacific Automation Company.  From
                                 1985 to 1990 he was Vice President
                                 of Baxter International, Inc.

Lorrence T. Kellar    57         Mr. Kellar was elected Group Vice
                                 President on July 18, 1986.  He
                                 was elected Vice President and
                                 Treasurer on October 2, 1981.  He
                                 has been with the Company since
                                 1965.

Patrick J. Kenney     58         Mr. Kenney was elected Senior Vice
                                 President on September 13, 1990.
                                 Prior to his election, he was
                                 President of the Company's Texas
                                 Marketing Area.  Mr. Kenney joined
                                 the Company in 1955.

Thomas E. Murphy      52         Mr. Murphy was elected Group Vice
                                 President effective October 24,
                                 1986.  He was appointed Vice
                                 President and Senior Counsel on
                                 November 7, 1982.  Mr. Murphy has
                                 been with the Company since
                                 July 1, 1974.

Jack W. Partridge, Jr.49        Mr. Partridge was elected Group
                                Vice President on December 7,
                                1989.  Prior to his election, he
                                was appointed Vice President -
                               Public Affairs in 1980.  Mr.
                               Partridge joined the Company in
                               1975.


Joseph A. Pichler     55       Mr. Pichler was elected Chairman
                               of the Board on September 13,
                               1990, and Chief Executive Officer
                               effective June 17, 1990.  He was
                               elected President and Chief Operat
                               ing Officer on October 24, 1986,
                               and Executive Vice President on
                               July 16, 1985.  He joined Dillon
                               Companies, Inc. in 1980 as
                               Executive Vice President and was
                               elected President of Dillon
                               Companies, Inc. in 1982.

Ronald R. Rice        59       Mr. Rice was elected Senior Vice
                               President on May 19, 1994.  He was
                               elected Group Vice President and
                               appointed President, Manufacturing
                               on April 16, 1992.  He has been
                               with the Company since 1957 and
                               before his election was appointed
                               President - Dairy/Bakery Division
                               in 1991, Vice President - Dairy/
                               Bakery Division in 1986, and Vice
                               President - Dairy Division in 1974.

William J. Sinkula  64         Mr. Sinkula was elected Executive
                               Vice President on September 13,
                               1990.  He was elected Senior Vice
                               President on September 23, 1988,
                               and Group Vice President on
                               January 3, 1983.  He has been with
                               the Company since 1979.  Mr.
                               Sinkula serves as the Chief
                               Financial Officer.

Lawrence M. Turner  47         Mr. Turner was elected Vice
                               President on December 5, 1986.  He
                               was elected Treasurer on
                               December 2,1984.  Mr. Turner has
                               been with the Company since 1974.



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

                              SIGNATURES
                            -----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE KROGER CO.


Dated:    March 30, 1995             By (*Joseph A. Pichler)
                                     Joseph A. Pichler, Chairman
                                     of the Board of Directors and
                                     Chief Executive Officer


Dated:    March 30, 1995             By (*William J. Sinkula)
                                     William J. Sinkula
                                     Executive Vice President and
                                     Chief Financial Officer


Dated:    March 30, 1995             By (*W. Rodney McMullen)
                                     Rodney McMullen
                                     Vice President - Financial
                                     Services and Control and
                                     Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 30th day of March, 1995.



(*Reuben V. Anderson)                Director
Reuben V. Anderson

(*Richard L. Bere)                   Director, President and
Richard L. Bere                      Chief Operating Officer

(*Raymond B. Carey, Jr.)             Director
Raymond B. Carey, Jr.

(*John L. Clendenin)                 Director
John L. Clendenin

------------------------             Director
Richard W. Dillon

(*Lyle Everingham)                   Director
Lyle Everingham

(*John T. LaMacchia)                 Director
John T. LaMacchia

(*Patricia Shontz Longe)             Director
Patricia Shontz Longe

(*T. Ballard Morton, Jr).            Director
T. Ballard Morton, Jr.

--------------------------           Director
Thomas H. O'Leary

(*John D. Ong)                       Director
John D. Ong

(*Katherine D. Ortega)               Director
Katherine D. Ortega

(*Joseph A. Pichler)                 Chairman of the Board of
Joseph A. Pichler                    Directors, Chief Executive
                                     Officer, and Director

(*Martha Romayne Seger)              Director
Martha Romayne Seger

(*James D. Woods)                    Director
James D. Woods



*By:    (Paul W. Heldman)
        Paul W. Heldman
        Attorney-in-fact

                                PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)         Financial Statements:

            Report of Independent Public Accountants
            Consolidated Balance Sheet as of December 31, 1994
               and January 1, 1994
            Consolidated Statement of Operations and Accumulated
               Deficit for the years ended December 31, 1994,
                January 1, 1994 and January 2, 1993
            Consolidated Statement of Cash Flows for the years
                ended December 31, 1994, January 1, 1994
                and January 2, 1993
            Notes to Consolidated Financial Statements

            Financial Statement Schedules:


There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

(b)        Reports on Form 8-K.

On October 19, 1994, the Company filed a Current Report on Form 8-K disclosing its unaudited earnings for the third quarter 1994.

(c) Exhibits

    3.1 Amended Articles of Incorporation and Regulations of the Company are hereby incorporated by reference to Exhibits 4.1 and 4.2 of the Company's Registration Statement on Form S-3 as filed the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.
    4.1 Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request
    10.1 Material Contracts - Third Amended and Restated Employment Agreement dated as of July 22, 1993, between the Company and Joseph A. Pichler - Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 9, 1993.
    11.1    Statement Regarding Computation of Per Share Earnings
    12.1    Statement of Computation of Ratio of Earnings to Fixed
            Charges
    21.1    Subsidiaries of the Registrant
    23.1    Consent of Independent Public Accountants
    24.1    Powers of Attorney
    27.1    Financial Data Schedule
    99.1 Annual Reports on Form 11-K for The Kroger Co. Savings Plan and the Dillon Companies, Inc. Employee Stock
Ownership Plan and Trust for the Year 1994 will be filed by amendment on or before May 1, 1995.

                             EXHIBIT 11.1

         COMPUTATION OF CONSOLIDATED EARNINGS (LOSS) PER SHARE
               (in thousands, except per share amounts)

                                                              Fiscal Years Ended
                                                  ----------------------------------------
                                                  December 31,    January 1,     January 2,
                                                     1994            1994           1993
                                                  ------------     ----------     ---------
                                                   (52 weeks)     (52 weeks)     (53 weeks)
Earnings before extraordinary loss and
   cumulative effect of change in accounting.      $268,903       $170,805       $101,160
Extraordinary loss. . . . . . . . . . . . . .       (26,707)        23,832)       107,103)
Cumulative effect of change in accounting . .                     (159,193)
                                                   -----------    ----------     ----------
Net earnings (loss) for common stock. . . . .      $242,196       $(12,220)      $ (5,943)
                                                   ===========    ==========     ==========

PRIMARY <F1>
-------
Weighted average common and dilutive
   common equivalent shares:
     Common stock outstanding . . . . . . . .       109,911        104,003         89,258
     Stock options. . . . . . . . . . . . . .         3,626          2,708          2,106
                                                   ----------     ---------      ---------
                                                    113,537        106,711         91,364
                                                   ==========     ========       =========
 Primary earnings from continuing
   operations per share . . . . . . . . . . .      $   2.37       $   1.60       $   1.11
Primary results of extraordinary
   loss per share . . . . . . . . . . . . . .          (.24)          (.22)         (1.17)
Primary results of cumulative effect of
   change in accounting . . . . . . . . . . .                        (1.49)
                                                   ---------      ---------      ---------
Primary net earnings (loss) per share . . . .       $  2.13       $   (.11)      $   (.06)
                                                   =========      =========      =========

FULLY DILUTED <F2>
-------------
Weighted average common shares
   and all other dilutive securities:
     Common stock outstanding . . . . . . . .       109,911        104,003         89,258
     Stock options. . . . . . . . . . . . . .         3,933          3,216          2,194
     Convertible debt . . . . . . . . . . . .        15,870         17,074
                                                    --------        -------        -------
                                                    129,714        124,293         91,452
                                                    ========      =========      =========
Fully diluted earnings from
   continuing operations per share (2). . . .       $  2.19       $   1.50       $   1.11
Fully diluted results of extraordinary
   loss per share . . . . . . . . . . . . . .          (.21)          (.19)         (1.17)
Fully diluted results of cumulative effect
   change in accounting                                              (1.28)
                                                     -------      ---------      ---------
Fully diluted net earnings (loss)
   per share. . . . . . . . . . . . . . . . .       $  1.98       $    .03       $   (.06)
                                                    ========      =========      =========


<F1>  The Convertible Junior Subordinated Debentures issued in
      March 1991 and the Convertible Junior Subordinated
      Notes issued in December 1992 are not included in the computation of primary earnings per share since they are not common stock equivalents. They are not included in the fully diluted earnings per share calculation for the year ended January 2, 1993, because they are anti-dilutive.

<F2>  Earnings used to calculate fully diluted earnings per share have been adjusted to reflect the tax effected interest expense of $14.8 million for the year ended December 31, 1994, that would have been avoided in connection with the assumed conversion of the 6-3/8% Convertible Junior Subordinated Notes and the 8-1/4% Convertible Junior Subordinated Debentures prior to their redemption on October 24, 1994.


                             Exhibit 12.1

SCHEDULE OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES OF
THE KROGER CO. AND CONSOLIDATED SUBSIDIARY COMPANIES AND
UNCONSOLIDATED COMPANIES AS IF CONSOLIDATED FOR THE FIVE FISCAL
YEARS ENDED DECEMBER 31, 1994

                                                              Five Years Ended
                                  -----------------------------------------------------------------------
                                  December 31,   January 1,     January 2,    December 29,   December 29,
                                     1994           1994           1993          1991            1990
                                  (52 Weeks)     (52 Weeks)    (53 Weeks)     (52 Weeks)     (52 Weeks)
                                  ------------   ----------    -----------    -----------    -------------
                                                          (in thousands of dollars)
Earnings
  Earnings (loss) from
   continuing operations
   before tax expense
   (credit), extraordinary
   loss and cumulative
   effect of change in
   accounting . . . . . . . .     $421,363       $283,938       $173,415      $168,595       $142,203

  Fixed charges.. . . . . . .      500,599        556,008        640,004       687,227        708,455
  Capitalized interest . . .        (2,521)           230           (960)          122            (39)
                                  ---------      --------       ---------     --------       ---------
                                  $919,441       $840,176       $812,459      $855,944       $850,619
                                  =========      ========       =========     ========       =========

Fixed Charges
  Interest . . . . . . . . .      $331,097       $391,693       $476,932      $536,485       $565,540
  Portion of rental pay-
  ments deemed to be
  interest . . . . . . . . .       169,502        164,315        163,072       150,741         142,915

                                  --------       --------       --------      --------        ---------
                                  $500,599       $556,008       $640,004      $687,226        $708,455
                                  ========       ========       ========      ========        =========
Ration of Earnings to
  Fixed Charges. . . . . . .           1.8            1.5            1.3           1.2             1.2

Dollar Deficiency of
  Coverage . . . . . . . . .           N/A            N/A            N/A           N/A             N/A


                             EXHIBIT 21.1
                    SUBSIDIARIES OF THE KROGER CO.


          Name                    State of Incorporation
          ----                    ----------------------

Agri-Products, Inc.                     Arkansas
Bluefield Beverage Company              Ohio
Country Oven, Inc.                      Ohio
Dillon Companies, Inc.                  Kansas
  Also Doing Business As:
  Dillon Food Stores                    N/A*
  Dillon Stores Division, Inc.          N/A*
  Gerbes Supermarkets                   N/A*
  King Soopers, Inc.                    N/A*
  Sav-Mor                               N/A*
  Turkey Hill Dairy, Inc.               N/A*
  Turkey Hill Minit Markets             N/A*
Drug Distributors, Inc.                 Indiana
Eight Holdings, Inc.                    Delaware
Eleven Holdings, Inc.                   Delaware
Embassy International, Inc.             Ohio
Fifteen Holdings, Inc.                  Delaware
Five Holdings, Inc.                     Delaware
Four Holdings, Inc.                     Delaware
Fourteen Holdings, Inc.                 Delaware
Ft. Wayne Food Stores, Inc.             Ohio
Gateway Freightline, Inc.               Ohio
  Also Doing Business As:
  GFL                                   N/A*
  Illinois Gateway Freightline, Inc.    N/A*
Henke & Pillot, Inc.                    Texas
Henpil, Inc.                            Texas
Inter-American Foods, Inc.              Ohio
J.V. Distributing, Inc.                 Michigan
Jubilee Products, Inc.                  Ohio
Kroger Realty Co.                       Ohio
MANUCO Incorporated                     Ohio
Nine Holdings, Inc.                     Delaware
One Holdings, Inc.                      Delaware
Pace Dairy Foods Company                Ohio
Peyton's-Southeastern, Inc.             Tennessee
  Also Doing Business As:
  Peyton's Mid-South Company            N/A*
  Supermarket Merchandisers Co.         N/A*
Pontiac Foods, Inc.                     South Carolina
Second Synchro Realty, Inc.             Delaware
Seven Holdings, Inc.                    Delaware
Six Holdings, Inc.                      Delaware
South Bend Food Stores, Inc.            Ohio
Southern Ice Cream Specialties, Inc.    Ohio
Superx Drugs Corporation                Michigan
  Also Doing Business As:
  The Kroger Co. of Michigan            N/A*
Ten Holdings, Inc.                      Delaware
Third Synchro Realty, Inc.              Delaware
Thirteen Holdings, Inc.                 Delaware
Thoroughbred Brokerage Company          Ohio
Three Holdings, Inc.                    Delaware
Topvalco, Inc.                          Ohio
Twelve Holdings, Inc.                   Delaware
Two Holdings, Inc.                      Delaware
Vine Court Assurance Incorporated       Vermont
Wydiv, Inc.                             Texas

* Not Incorporated - Constitutes an assumed and/or fictitious name.

                             EXHIBIT 21.1
                    SUBSIDIARIES OF THE KROGER CO.
                   -----------------------------
                Subsidiaries of Dillon Companies, Inc.
               -------------------------------------
             Name                         State of Incorporation
             ----                        ----------------------

City Market, Inc.                         Colorado
  Also Doing Business As:
  Circle Super                            N/A*
Delight Distributing and Sales Co., Inc.  Louisiana
  (Subsidiary of Time Saver Stores, Inc.)
Dillon Real Estate Co., Inc.              Kansas
Fry's Food Stores, Inc.                   California
Fry's Food Stores of Arizona, Inc.        California
  (Subsidiary of Fry's Food Stores, Inc.)
Fry's Leasing Company, Inc.               Arizona
  (Subsidiary of Fry's Food Stores of
   Arizona, Inc.)
Jackson Ice Cream Co., Inc.               Kansas
Jero, Inc.                                Wyoming
  (Subsidiary of Mini Mart, Inc.)
Junior Food Stores of West Florida, Inc.  Florida
  Also Doing Business As:
  Tom Thumb Food Stores                   N/A*
Kwik Shop, Inc.                           Kansas
Loaf 'N Jug, Inc.                         Colorado
Mini Mart, Inc.                           Wyoming
Quik Stop Markets, Inc.                   California
Time Saver Stores, Inc.                   Kansas
Wells Aircraft, Inc.                      Kansas
  (Subsidiary of Dillon Real Estate Co., Inc.)

* Not Incorporated - Constitutes an assumed and/or fictitious name.

                             EXHIBIT 23.1

                  CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statements of The Kroger Co. on Form S-8 (File No. 2-73674), Form S-8 (File No. 2-55898), Form S-8 (File No. 2-93982), Form S-8 (File
No. 2-98858),  Form S-8 (File No. 33-00343), Form S-8 (File No. 33-
2056), Form S-8 (File No. 33-20734), Form S-8 (File No. 33-26174),
Form S-8 (File No. 33-29640), Form S-8 (File No. 33-25698), Form S-
8 (File No. 33-29271), Form S-8 (File No. 33-33122), Form S-8 (File
No. 33-29405), Form S-8 (File No. 33-38121), Form S-8 (File No. 33-
38122), Form S-3 (File No. 33-54826), Form S-8 (File No. 33-53747),
Form S-8 (File No. 33-55501), and Form S-3 (File No. 33-64192) of our report dated January 31, 1995, on our audits of the consolidated financial statements of The Kroger Co. as of December 31, 1994, and January 1, 1994, and for the years ended December 31, 1994, January 1, 1994, and January 2, 1993, which report is included in this Annual Report on Form 10-K.


(Coopers & Lybrand L.L.P.)
COOPERS & LYBRAND L.L.P.
Cincinnati, Ohio
March 20, 1995

                             EXHIBIT 24.1


                           POWER OF ATTORNEY



KNOW ALL PERSONS BY THESE PRESENTS, That each of the undersigned directors of THE KROGER CO. (the "Company") hereby makes, constitutes and appoints PaulW. Heldman and Bruce M. Gack, or either of them, his or her true and lawful attorneys-in-fact to sign and execute for and on his or her behalf the Company's annual report on Form 10-K, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, in such form as they, or either of them, may approve and to do any and all other acts which said attorneys-in-fact, or either of them, may deem necessary or desirable to enable The Kroger Co. to comply with said Act or the rules and regulations thereunder.

IN WITNESS WHEREOF, the undersigned directors have hereunto set their hands as of the 9th day of February, 1995.


(Reuben V. Anderson                   (James D. Woods)
Reuben V. Anderson                    James D. Woods

(Katherine D. Ortega)                 (John T. LaMacchia)
Katherine D. Ortega                   John T. LaMacchia

(John L. Clendenin)                   (Martha R. Seger)
John L. Clendenin                     Martha Romayne Seger

(T. Ballard Morton, Jr.)              (Raymond B. Carey, Jr.)
T. Ballard Morton, Jr.                Raymond B. Carey, Jr.

(Lyle Everingham)                     (John D. Ong)
Lyle Everingham                       John D. Ong

(Joseph A. Pichler)
Joseph A. Pichler

(Richard L. Bere)
Richard L. Bere

(Patricia Shontz Longe)
Patricha Shontz Longe

                           POWER OF ATTORNEY


KNOW ALL PERSONS BY THESE PRESENTS:

     The undersigned officer of THE KROGER CO. (the "Company") does hereby severally make, constitute and appoint Paul W. Heldman and Bruce M. Gack, or either of them, his true and lawful attorneys-in-fact to sign and execute for and on his behalf the Company's annual report on Form 10-K, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, in such form as they, or either of them, may approve and to do any and all other acts which said attorneys-in-fact, or either of them, may deem necessary or desirable to enable The Kroger Co. to comply with said Act or the rules and regulations thereunder.

IN WITNESS WHEREOF, I have hereunto set my hand.



(Rodney McMullen)                      February 2, 1995
Rodney McMullen
Vice President -
Financial Services and Control and
Principal Accounting Officer

                           POWER OF ATTORNEY


KNOW ALL PERSONS BY THESE PRESENTS:

          The undersigned officer of THE KROGER CO. (the "Company") does hereby severally make, constitute and appoint Paul W. Heldman and Bruce M. Gack, or either of them, his true and lawful attorneys-in-fact to sign and execute for and on his behalf the Company's annual report on Form 10-K, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, in such form as they, or either of them, may approve and to do any and all other acts which said attorneys-in-fact, or either of them, may deem necessary or desirable to enable The Kroger Co. to comply with said Act or the rules and regulations thereunder.

IN WITNESS WHEREOF, I have hereunto set my hand.




(Joseph A. Pichler)                   February 2, 1995
Joseph A. Pichler
Chief Executive Officer

                           POWER OF ATTORNEY


KNOW ALL PERSONS BY THESE PRESENTS:

          The undersigned officer of THE KROGER CO. (the "Company") does hereby severally make, constitute and appoint Paul W. Heldman and Bruce M. Gack, or either of them, his true and lawful attorneys-in-fact to sign and execute for and on his behalf the Company's annual report on Form 10-K, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, in such form as they, or either of them, may approve and to do any and all other acts which said attorneys-in-fact, or either of them, may deem necessary or desirable to enable The Kroger Co. to comply with said Act or the rules and regulations thereunder.

IN WITNESS WHEREOF, I have hereunto set my hand.




(William J. Sinkula)               February 2, 1995
William J. Sinkula
Executive Vice President

                           POWER OF ATTORNEY


KNOW ALL PERSONS BY THESE PRESENTS:

          The undersigned officer of THE KROGER CO. (the "Company") does hereby severally make, constitute and appoint Paul W. Heldman and Bruce M. Gack, or either of them, his true and lawful attorneys-in-fact to sign and execute for and on his behalf the Company's annual report on Form 10-K, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, in such form as they, or either of them, may approve and to do any and all other acts which said attorneys-in-fact, or either of them, may deem necessary or desirable to enable The Kroger Co. to comply with said Act or the rules and regulations thereunder.

IN WITNESS WHEREOF, I have hereunto set my hand.




(Richard L. Bere)                    February 2, 1995
Richard L. Bere
President and
Chief Operating Officer