Form 10-K/A
period 1994-12-31
KROGER CO
filed 1995-04-28
CIK 56873

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-K/A

                             ANNUAL REPORT

                Pursuant to Section 13 or 15 (d) of the
                    Securities Exchange Act of 1934


For the Fiscal Year Ended                 Commission File No. 1-303
      December 31, 1994

                            THE KROGER CO.

An Ohio Corporation                     I.R.S. Employer
Identification
                                             No. 31-0345740

Address                                            Telephone Number
- --------------                                     ----------------
1014 Vine St.                                       (513) 762-4000
Cincinnati, Ohio   45202

Securities registered pursuant to section 12 (b) of the Act:

                                       Name of Exchange on
Title of Class                         which Registered
- --------------                         --------------------
Common $1 par value                    New York Stock Exchange
111,043,613 shares outstanding on
 February 10, 1995

6 % Convertible Junior Subordinated     New York Stock Exchange
 Notes due 1999, face $1000
 200,000 notes outstanding

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

Yes      X       No         .
    -----------    ---------
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

Sales
- ------

Total sales for the fourth quarter of 1994 were $5.6 billion compared to $5.4 billion in the fourth quarter of 1993, a 3.4% increase. Sales for the full year increased 2.6%. A review of sales by lines of business for the three years ended December 31, 1994, is as follows

                                 1994             1993            1992
                   % OF 1994  -------------  -------------   --------------
                     SALES    AMOUNT CHANGE  AMOUNT CHANGE   AMOUNT CHANGE
                   --------------------------------------------------------
                                            (millions of dollars)
Food Stores          93.4%   $21,442  +4.9%  $20,443 +1.1%   $20,199 +3.4%
Convenience Stores    3.9%       898  -5.6%      951 +3.9%       916 +6.0%
Other sales           2.7%       619 -37.5%      990 -3.9%     1,030 +8.0%
         ------       -------                ------         -------
Total sales         100.0%   $22,959   +2.6% $22,384 +1.1%   $22,145 +3.7%


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

                               Total Sales Per
                             Average Square Foot
                             -------------------
                              1994   1993   1992
                             -----   ----   ----

Food Stores                        $402    $398  $402
Convenience Stores           $412  $405    $389

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

EBITD
- ------

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

Merchandise Costs
- -------------------

Merchandise costs include warehousing and transportation expenses and LIFO charges or credits. The following table shows the relative effect that LIFO charges have had on merchandising costs as a percent of sales:



                                        1994       1993        1992
                                        ------    ------      -----
Merchandise costs as reported           75.81%      76.43%   77.12%
LIFO charge (credit)                      .07%       (.02%)    .03%
                                        ------      ------   ------
Merchandise costs as adjusted           75.74%      76.45%   77.09%

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

Operating, General and Administrative Expenses
- -----------------------------------------------

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

Income Taxes
- ------------

The effective income tax rates were 36.2%, 39.8% and 41.7% for 1994, 1993 and 1992, respectively. 1994's income tax expense includes a $5.9 million benefit from the donation to The Kroger Co. Foundation of an asset that had a market value above the book value. 1993's income tax expense includes a $4.2 million charge to increase deferred taxes for the change in the federal income tax rate.

Net Earnings (Loss)
- -------------------

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

Liquidity and Capital Resources
Debt Management and Interest Expense
- ------------------------------------

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

Required principal repayments over the next five years decreased to $670.7 million at year-end 1994 versus $1.048 billion and $534.5 million at year-end 1993 and 1992, respectively. Scheduled debt maturities for the five years subsequent to 1994, 1993 and 1992 were:

                    1994       1993       1992
                 --------   --------    --------
                           (in thousands)
Year 1           $  7,926   $ 63,053    $ 73,248
Year 2             14,341    111,010     115,017
Year 3             12,875    117,434     111,549
Year 4             15,507    146,784     118,032
Year 5            620,012    609,769     116,669

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

The Company currently has in place various interest rate hedging agreements aggregating $2.65 billion. The Company enters into interest rate hedging agreements to lower funding cost, to diversify sources of funding and to alter interest rate exposures arising from mismatches between assets and liabilities. The effect of these agreements is to: (i) fix the rate on $550 million floating rate debt, with $200 million of swaps expiring in May 1996, and the remaining $350 million of swaps expiring in July 2001, (ii) swap the contractual interest rate on $350 million of seven and ten year debt instruments to the rates available on three to five year fixed rate instruments (upon expiration of the three to five year swap agreements the fixed contractual rate will become floating for the remainder of the seven and ten year term of debt),
(iii) swap the contractual interest rate on $825 million of four, seven and ten year fixed-rate instruments into floating-rate instruments, and (iv) cap six month LIBOR on $575 million for one to five years at rates of 4.20% to 6.00%, with $50 million of the caps expiring in each of July 1995, July 1997 and July 1998, $150 million of the caps expiring in November 1995, and the remaining $275 million expiring in the first quarter of 1996.

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


Common Stock
- ------------

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

Repurchase and Redemption of Subordinated Debt
- ----------------------------------------------

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

Capital Expenditures
- --------------------

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

Consolidated Statement of Cash Flows
- -------------------------------------

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

Other Issues
- -------------

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

Subsequent Events
- -----------------

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


                                         THE KROGER CO.



Dated:  April 28, 1995             By:  (Paul Heldman)
                                        -----------------------
                                        Paul W. Heldman
                                        Vice President, Secretary
                                           and General Counsel

                           INDEX OF EXHIBITS
                         -----------------


Exhibit
- -------


23.2      Consent of Independent Accountants.

23.3      Consent of Independent Accountants.

99.2 Financial Statements for The Kroger Co. Savings Plan for the Year Ended December 31, 1994

99.3      Financial Statements for the Dillon Companies, Inc.
          Employees' Stock Ownership and Savings
          Plan for the Year Ended December 31, 1994

                                      Exhibit 23.2
                                      ------------



                            Consent of Independent Accountants


We consent to the incorporation by reference in the registration statement of The Kroger Co. on Form S-8 (File No. 33-29640) of our report dated April 21, 1995, on our audits of the financial statements and financial statement schedules of The Kroger Co. Savings Plan as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, which report is included in this Annual Report on Form 10-K.





(COOPERS & LYBRAND L. L. P.)
COOPERS & LYBRAND L.L.P.
Cincinnati, Ohio
April 27, 1995

                                 Exhibit 23.3
                                 ------------



                      Consent of Independent Accountants


We consent to the incorporation by reference in the registration statement of The Kroger Co. on Form S-8 (File No. 33-29405) of our report dated March 31, 1995, on our audits of the financial statements and financial statement schedule of Dillon Companies, Inc. Employees' Stock Ownership and Savings Plan as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, which report is included in this Annual Report on Form 10-K.




(COOPERS & LYBRAND L.L.P.)
COOPERS & LYBRAND L.L.P.
Cincinnati, Ohio
April 27, 1995

                                                      Exhibit 99.2

                      The Kroger Co. Savings Plan
                     Index To Financial Statements
                           December 31, 1994



Independent Auditors' Report

Statement of Net Assets Available
  For Plan Benefits at December 31, 1994


Statement of Net Assets Available
  For Plan Benefits at December 31, 1993


Statement of Changes in Net Assets
  Available For Plan Benefits for
  the year ended December 31, 1994


Statement of Changes in Net Assets
  Available For Plan Benefits for
  the year ended December 31, 1993


Statement of Changes in Net Assets
  Available For Plan Benefits for
  the year ended December 31, 1992


Notes to Financial Statements


Item 27a - Schedule of Assets Held for Investment


Item 27d - Schedule of Reportable Transactions

                     Independent Auditors' Report
                   -----------------------------

To the Administrative Committee of The Kroger Co. Savings Plan

We have audited the accompanying statements of net assets available for plan benefits of The Kroger Co. Savings Plan as of December 31, 1994 and 1993, and the related statements of changes in net assets available for plan benefits for the years ended December 31, 1994, 1993 and 1992. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the The Kroger Co. Savings Plan as of December 31, 1994 and 1993, and the changes in net assets available for plan benefits for the years ended December 31, 1994, 1993 and 1992 in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

(COOPERS & LYBRAND L.L.P.)
COOPERS & LYBRAND L.L.P.
Cincinnati, Ohio
April 21, 1995



                                                      THE KROGER CO. SAVINGS PLAN
                                          STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                           December 31, 1994
                                                       (In thousands of dollars)
                                                          --------------

                                                                                    1994
                                 --------------------------------------------------------------------------------------------
                                           MERRILL
                                           LYNCH    MERRILL MERRILL    AMERICAN
                                 EMPLOYER  EQUITY   LYNCH   LYNCH      CAPITAL                               TEMPORARY
                                 STOCK     INDEX    BASIC   GLOBAL     EMERGING TEMPLETON FIXED  PARTICIPANT INVESTMENT
ASSETS                           FUND      TRUST    VALUE   ALLOCATION GROWTH   FOREIGN   INCOME LOANS       FUND       TOTAL
                                 --------- -------  ------- ---------- -------  --------- ------ ----------- ---------- -----
Investments:
  The Kroger Co. common shares
     (Cost - $186,931)           $360,232                                                                               $360,232
  Contracts with insurance
     companies (stated at cost)                                                           $80,290                         80,290
  Mutual funds (cost - $11,109)                    $2,075   $2,469     $2,343  $3,569                                     10,456
  Collective investment trust
     (cost - $32,708)                      $33,045                                                                        33,045
  Temporary cash investments
    and loans to participants                                                                     $9,124      $178         9,302
                                 --------  ------- ------   ------     ------  ------    -------- ------    -------     --------
    Total investments             360,232   33,045  2,075    2,469      2,343   3,569      80,290  9,124       178       493,325


Receivables:
  Employee contributions              246       58      4        5          5       7         122                            447
  Employer contributions            5,865                                                                                  5,865
  Interest and dividends                                                                                        33            33
                                 --------   ------- ------   ------     ------  ------   --------  -----    -------     --------
    Total assets                  366,343   33,103  2,079    2,474      2,348   3,576      80,412  9,124       211       499,670
                                 --------   ------- ------   ------     ------  ------   --------  ------   -------     --------


LIABILITIES
Payable for administrative
  fees                                                                                                         298          298
                                 --------   ------  ------    ------    ------  ------   --------  ------    -------    -------
    Total liabilities                                                                                          298          298
                                 --------   ------  ------    ------    ------  ------   --------  ------    -------    -------

Net assets available for
  plan benefits                  $366,343  $33,103  $2,079   $2,474     $2,348  $3,576    $80,412  $9,124     $(87)    $499,372
                                 ========  =======  ======   ======     ======  ======    =======  ======    =======   ========




                                         The accompanying notes are an integral
                                           part of the financial statements.

                                                      THE KROGER CO. SAVINGS PLAN
                                          STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                           December 31, 1993
                                                       (In thousands of dollars)
                                                       ----------------------
                                                         1993
                                  -------------------------------------------------------
                                   EMPLOYER    MELLON              TEMPORARY
                                    STOCK      EQUITY     FIXED    INVESTMENT
ASSETS                              FUND        FUND     INCOME       FUND        TOTAL
                                  ---------    ------    ------    ----------     -------

Investments:
  The Kroger Co. common shares
     (cost - $156,929)            $297,549                                       $297,549
  Contracts with insurance
     companies (stated at cost)                          $62,804                   62,804
  Collective investment funds
     (cost - $29,528)                          $32,199                             32,199
  U.S. Government Securities            17          67     3,626                    3,710
  Temporary cash investments
    and loans to participants                                          $8,107       8,107
                                  ---------    -------   -------       ------    --------
    Total investments               297,566     32,266    66,430        8,107     404,369

Receivables:
  Employee contributions                                                  400         400
  Employer contributions              3,116                                         3,116
  Interest and dividends                  2                    6            4          12
                                  ---------   -------   --------       ------    --------
    Total assets                    300,684    32,266     66,436        8,511     407,897
                                  ---------   -------   --------       ------    --------

LIABILITIES

Payable for administrative
  fees                                                        24           58          82
                                  --------    -------   --------       ------    --------
    Total liabilities                                         24           58          82
                                  --------    -------   --------       ------    --------

Net assets available for
  plan benefits                   $300,684    $32,266    $66,412       $8,453    $407,815
                                  ========    =======    =======      =======    ========


                The accompanying notes are an integral
                   part of the financial statements.

                                                      THE KROGER CO. SAVINGS PLAN
                                     STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                  for the year ended December 31, 1994
                                                       (In thousands of dollars)
                                                         ----------------------

                              --------------------------------------------------------------------------------------------------
                                       MERRILL
                                       LYNCH   MERRILL MERRILL    AMERICAN
                              EMPLOYER EQUITY  LYNCH   LYNCH      CAPITAL                                      TEMPORARY
                              STOCK    INDEX   BASIC   GLOBAL     EMERGING TEMPLETON FIXED  MELLON PARTICIPANT INVESTMENT
ASSETS                        FUND     TRUST   VALUE   ALLOCATION GROWTH   FOREIGN   INCOME EQUITY LOANS       FUND      TOTAL
                              -------- ------- ------- ---------- -------- --------- ------ ------ ----------- --------- ------
Employee contributions        $ 21,972 $ 5,846 $  271  $  314     $  355   $  373   $ 9,807                   $  (532)  $ 38,406
Employer contributions           6,684                                                                                     6,684
Transfer from (to) other funds (11,554) 28,186  1,795   2,238      2,013    3,283     3,014 $(32,266) $9,905   (6,614)
                              -------- ------- ------  ---------- -------- --------- ------ --------- -------- --------- -------
    Total contributions
     and transfers              17,102  34,032  2,066   2,552      2,368    3,656    12,821  (32,266)  9,905   (7,146)    45,090

Investment income (loss):
 Dividends                                        108     133         60      223                                            524
 Interest                          381      65      2       3          3        4     4,885                        31      5,374
  Net appreciation(depreciation)59,151     224    (88)   (208)       (72)    (303)                                        58,704
                              -------- -------  ------ ---------- -------- -------- ------  --------- -------- --------  -------
Total additions(deductions)     76,634  34,321  2,088   2,480      2,359    3,580    17,706  (32,266)  9,905   (7,115)   109,692
                              -------- -------  ------ ---------- -------- -------- ------  --------- -------- --------  -------

Distributions to participants   10,897   1,185      9       6         11        4     3,565              781    1,127     17,585
Administrative expenses             78      33                                          141                       298        550
                              -------- -------  ------ ---------- -------- -------- ------  --------- -------- --------  -------
    Total deductions            10,975   1,218      9       6         11        4    3,706               781    1,425     18,135
                              -------- -------  ------ ---------  -------- -------- ------  --------- ------- --------   -------
  Net increase(decrease)        65,659  33,103  2,079   2,474      2,348    3,576   14,000  (32,266)   9,124   (8,540)    91,557
Net asset available for
    plan benefits:
  Beginning of year            300,684                                              66,412   32,266             8,453    407,815
                              -------- ------- ------  --------  -------- -------- ------  --------- ------- --------   --------

  End of year                 $366,343 $33,103 $2,079  $2,474     $2,348   $3,576  $80,412       $0   $9,124     $(87)  $499,372
                              ======== ======= ======  ========  ======== ======== ======= ========  ======= ========   ========


                The accompanying notes are an integral
                   part of the financial statements.

                                                      THE KROGER CO. SAVINGS PLAN
                                     STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                  for the year ended December 31, 1993
                                                       (In thousands of dollars)
                                                           -------------------


                                                                    1993
                                   -------------------------------------------------------------------
                                   EMPLOYER   FIDELITY    MELLON               TEMPORARY
                                     STOCK      EQUITY     EQUITY      FIXED    INVESTMENT
                                     FUND        FUND       FUND      INCOME      FUND         TOTAL
                                   ---------  --------    -------     ------   -----------   ---------
Employee contributions                                                           $ 34,909    $ 34,909
Employer contributions             $  3,125                                                     3,125
Transfer from (to) other funds        7,751    $(12,170) $ 17,286   $   9,686     (22,553)
                                   ---------   --------- --------   ---------    ---------   ---------
   Total contributions
     and transfers                   10,876     (12,170)   17,286       9,686      12,356      38,034

Investment income(loss):
  Dividends                                           7       773                                 780
  Interest                               90                             4,106         529       4,725
  Net appreciation (depreciation)    79,119                 1,947         (14)                 81,052
  Other                                                                               362         362
                                   --------    --------- --------    --------    ---------    --------
    Total additions (deductions)     90,085     (12,163)   20,006      13,778      13,247     124,953
                                   ========    ========= ========    ========    =========    ========

Distributions to participants         3,961                                        12,053      16,014
Administrative expenses                   1                    15         123         388         527
                                   --------    --------- --------    --------    --------     --------
    Total deductions                  3,962                    15         123      12,441      16,541
                                   --------    --------- --------    --------    --------     --------
    Net increase (decrease)          86,123     (12,163)   19,991      13,655         806     108,412
Net assets available for
    plan benefits:
  Beginning of year                 214,561      12,163    12,275      52,757       7,647     299,403
                                   --------     --------  -------    --------    --------     -------
  End of year                      $300,684     $     0   $32,266    $ 66,412    $  8,453    $407,815
                                   ========     ========  =======    ========    ========    ========






                The accompanying notes are an integral
                   part of the financial statements.

                                                      THE KROGER CO. SAVINGS PLAN
                                     STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                  for the year ended December 31, 1992
                                                       (In thousands of dollars)
                                                        -------------------



                                                              1992
                                   ------------------------------------------------------------------
                                    EMPLOYER   FIDELITY    MELLON               TEMPORARY
                                     STOCK      EQUITY     EQUITY      FIXED    INVESTMENT
                                     FUND        FUND       FUND       INCOME     FUND         TOTAL
                                   ----------  --------    ------     -------   ----------    -------
Employee contributions                                                           $ 18,373    $ 18,373
Employer contributions             $  1,036                                                     1,036
Merger from other trust              72,439     $ 2,608   $ 3,294    $ 11,068         623      90,032
Transfer from (to) other funds        7,200      (1,939)    4,361       2,386     (12,008)
                                   ----------  ---------  -------    --------    ---------   --------
   Total contributions
     and transfers                   80,675         669     7,655      13,454       6,988     109,441

Investment income(loss):
  Dividends                                         370       187                                 557
  Interest                               27                             3,045         796       3,868
  Net appreciation(depreciation)    (48,348)        925       416                             (47,007)
  Other                                 178                                          (180)         (2)
                                   ----------  ---------  -------    --------    ---------   ---------
    Total additions                  32,532       1,964     8,258      16,499       7,604      66,857
                                   ----------  ---------  -------    --------    ---------   ---------

Distributions to participants         1,568         100                             5,237       6,905
Administrative expenses                                         5                     404         409
                                   ----------  ---------  -------    --------    ---------   ---------
    Total deductions                  1,568         100         5                   5,641       7,314
                                   ----------  ---------  -------    --------    ---------   ---------
    Net increase                     30,964       1,864     8,253      16,499       1,963      59,543
Net assets available for
    plan benefits:
  Beginning of year                 183,597      10,299     4,022      36,258       5,684     239,860
                                   ----------  ---------  -------    --------    ---------   ---------

  End of year                      $214,561     $12,163   $12,275    $ 52,757    $  7,647    $299,403
                                   ==========  =========  =======    ========    =========   =========



                The accompanying notes are an integral
                   part of the financial statements.

                                       THE KROGER CO. SAVINGS PLAN
                                      NOTES TO FINANCIAL STATEMENTS
                                         ------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The following describes the significant policies followed in the preparation of these financial statements.

     INVESTMENTS VALUATION
     ---------------------

     Investments in securities (common and preferred stock) traded on a national securities exchange are valued at the last reported sales price on the last business day of the year; listed securities for which no sale was reported on that date are valued at the last reported bid price. Guaranteed Investment Contracts are valued at cost.

     OTHER
     -----

     Purchases and sales of securities are reflected on a trade date basis. Gain or loss on sales of securities are based on average cost.

     Dividend income is recorded on the ex-dividend date. Income from other investments is recorded as earned on an accrual basis.

     The plan presents in the statement of changes in net assets available for plan benefits the net appreciation or depreciation in the fair value of its investments which consists of the realized gains or losses and the unrealized appreciation or depreciation on those investments.

2.   PLAN DESCRIPTION
     ----------------

     The Plan provides for eligible employees of The Kroger Co. and subsidiaries (the "Company") to redirect a portion of their salary, up to limits defined in the Plan, to the investment funds of the Plan.

     Employee contributions to the Plan are limited to the lower of $9,240 or 8% (6% if the participant is a highly compensated employee as defined by the Internal Revenue Service) of the employee's annual compensation during the period in which they are a participant in the Plan, subject to Internal Revenue Service Code limitations.

     At the end of each year, the Company may make a matching contribution of either or both of the following:

          A ten percent (10%) basic matching contribution which is allocated in proportion to the salary directed by participants to the Employer Stock Fund during the year, or a supplemental matching contribution which is allocated in proportion to salary directed to all investment funds. The supplemental contribution is based on the annual financial results of the Company and determined annually by the Board of Directors. The supplemental contribution ranges from none to twenty percent (20%) of participant contributors.

     In 1994 and 1993 the Company made both a basic matching contribution and a supplemental matching contribution. In 1992 the Company made a basic matching contribution.

     Each participant's account is credited with the participant's contribution and an allocation of the Company's matching contribution, Plan earnings, and other adjustments as defined in the Plan. Allocations are based on participant earnings or account balances as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

     Further information about the Plan, including vesting, allocation and benefit provisions, and employer and employee contributions is contained in the Plan, and Plan amendments. Copies of these documents are available from the Company's Personnel Department.

3.   TAX STATUS
     ----------

     The Plan obtained its latest determination letter on October 7, 1986, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the Internal Revenue Code. However, the Plan has been amended since receiving the determination letter. The Plan administrator and the Plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

     Participant contributions and earnings of the Plan are not subject to federal income tax until distribution, at which time they are taxable to the recipient.

4.   MERGER OF PLANS
     ---------------

     Effective December 31, 1992, The Kroger Co. Savings Plan for Bargaining Unit Employees was merged with the Plan. Such assets transferred to the Plan, $90,032,000, are reflected in the statement of changes in net assets available for plan benefits for the year ended December 31, 1992.

5.   RECONCILIATION TO FORM 5500
     ---------------------------

     Department of Labor regulations require that differences between the amounts included in the financial statements of the Plan and reported on Form 5500 be disclosed. Differences in amounts shown in the financial statements of the Plan and those reported on Form 5500, as amended, for the year ended December 31, 1993 are as follows:

                                         Amounts per            Amounts per
                                         Financial Statements   Form 5500    Difference
                                         --------------------  -----------   ----------
     The Kroger Co. Savings Plan
     ---------------------------
     For the year ended December 31, 1993

     Statement of Net Assets
     Available for Plan Benefits:
         Employer contributions receivable     $3,115,652      $3,851,048    $(735,396)
     Statement of Changes in Net Assets
     Available for Plan Benefits:
         Employer contributions                $3,115,652      $3,851,048    $(735,396)

These differences result from the valuation of the employer stock contribution receivable at December 31, 1993. The financial statements reflect the value of the shares to be contributed to the Plan at the date the matching contribution was granted. Form 5500 reflects the value of the shares contributed to the Plan on the date the shares were transferred to the Trustee.

Since the employer matching contribution to the Plan for 1994 and 1992 was made in cash, the employer contribution receivable in the statement of net assets available for plan benefits, and employer contributions and change in unrealized appreciation in the statement of changes in net assets available for plan benefits for the years ended December 31, 1994 and December 31, 1992 do not differ from those reported on Form 5500.

                                        THE KROGER CO. SAVINGS PLAN
                             ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT
                                            December 31, 1994
                                          (In thousands of dollars)
                                        -----------------------------

                                        NUMBER OF
                                        SHARES OR
                                        PRINCIPAL          1994
                                                          ------
NAME OF ISSUER AND TITLE OF ISSUE         AMOUNT       COST      VALUE
- ---------------------------------       ----------   -------     -----
     EMPLOYER STOCK FUND
     -------------------
The Kroger Co. common shares         14,931,881 shs. $186,931   $360,232

     MERRILL LYNCH EQUITY INDEX TRUST
     --------------------------------
Collective Investment Trust           1,131,091 shs.   32,708     33,045

     MERRILL LYNCH BASIC VALUE
     -------------------------
Mutual Funds                             92,852 shs.    2,158      2,075

     MERRILL LYNCH GLOBAL ALLOCATION
     -------------------------------
Mutual Funds                            201,846 shs.    2,669      2,469

     AMERICAN CAPITAL EMERGING GROWTH
     --------------------------------
Mutual Funds                            100,274 shs.    2,417      2,343

     TEMPLETON FOREIGN
     -----------------
Mutual Funds                            404,670 shs.    3,867      3,569

     FIXED INCOME
     ------------
Contracts with Insurance
   Companies                         80,289,847 shs.   80,290     80,290

     PARTICIPANT LOANS
     -----------------
Loans to Participants                    $9,124         9,124      9,124

     TEMPORARY INVESTMENT FUND
     -------------------------
Temporary Cash Investments                 $178           178        178
                                                      -------     ------

              Total                                  $320,342   $493,325
                                                     ========   ========

                                          THE KROGER CO. SAVINGS PLAN
                                 ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                                               December 31, 1994
                                          (In thousands of dollars)

Transaction                                # of      # of                                   Realized
    Type       Security Description        Trans     Shares        Cost       Proceeds     Gain(Loss)
- -----------    -----------------------    ------   -----------  -----------   -----------  -------------
               COMMON COLLECTIVE TRUST

BUY            Merrill Lynch Index Trust     472   1,363,186.66  $71,708,649

SELL           Merrill Lynch Index Trust     756     232,095.97    6,711,465   $6,598,944     ($112,521)

               KROGER COMMON STOCK

BUY            Kroger Co. Common Stock       601     733,644.11   17,998,576

SELL           Kroger Co. Common Stock     1,025   1,298,514.74   17,597,356   31,150,672    13,553,316

               FIXED INCOME FUND

BUY            Kroger Co. Income Fund        785  26,728,037.21   26,728,037

SELL           Kroger Co. Income Fund        845  12,814,402.44   12,814,402   12,814,402             0

                                            Exhibit 99.3

                                    DILLON COMPANIES, INC.
                       EMPLOYEES  STOCK OWNERSHIP AND SAVINGS PLAN
                              INDEX TO FINANCIAL STATEMENTS
                                     December 31, 1994





Report of Independent Accountants

Statement of Net Assets Available for Plan Benefits
     December 31, 1994

Statement of Net Assets Available for Plan Benefits
     December 31, 1993

Statement of Changes in Net Assets Available for Plan Benefits
     For the Year Ended December 31, 1994

Statement of Changes in Net Assets Available for Plan Benefits
     For the Year Ended December 31, 1993

Statement of Changes in Net Assets Available for Plan Benefits
     For the Year Ended December 31, 1992

Notes to Financial Statements

Schedule of Investments



                                 REPORT OF INDEPENDENT ACCOUNTANTS
                                 ---------------------------------



The Administration Committee of
         Dillon Companies, Inc. Employees
         Stock Ownership and Savings Plan


We have audited the financial statements and the financial statement schedule of Dillon Companies, Inc. Employees Stock Ownership and Savings Plan as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Administration Committee of Dillon Companies, Inc. Employee s Stock Ownership and Savings Plan. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of Dillon Companies, Inc. Employee s Stock Ownership and Savings Plan as of December 31, 1994 and 1993, and the changes in its net assets available for plan benefits for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


(COOPERS & LYBRAND L. L. P.)
COOPERS & LYBRAND L. L. P.
Cincinnati, Ohio
March 31, 1995

                      DILLON COMPANIES, INC. EMPLOYEES  STOCK OWNERSHIP AND SAVINGS PLAN
                                  Statement of Net Assets Available for Plan Benefits
                                                   December 31, 1994
                                                      (In Thousands)
                                                            401(k)                                    ESOP
                                            ----------------------------------    -------------------------------------
                                            Balanced  Index   Fixed    Stock      Balanced    Index     Fixed   Stock
                                             Fund     Fund    Fund     Fund        Fund       Fund      Fund    Fund    Total
                                            ----------------------------------    ------------------------------------- -----
ASSETS

Investments:

     State Street Research and Management    $9,838                                $180                                 $10,018

     Mellon Capital Opening Stock Index Fund         $6,389                                  $152                         6,541

     Fixed Income Securities                                 $63,519                                $2,125               65,644

     The Kroger Co. Common Stock
          401(k) Cost - $40,507
          ESOP Cost - $22,573                                         $78,956                                  $48,786  127,742
                                             ------- ------- -------  -------     -----     -----   ------     -------  --------
               Total Investments              9,838   6,389   63,519   78,956       180       152    2,125      48,786  209,945

Contributions Receivable and Other               98     217    4,324    4,573         2         5      145                9,364
                                             -------  ------ -------  -------     -----     -----   ------     -------  --------

NET ASSETS AVAILABLE FOR PLAN BENEFITS        $9,936  $6,606  $67,843  $83,529     $182      $157   $2,270     $48,786 $219,309
                                             =======  ====== ======== ========    =====     =====   ======     ======= =========

             The accompanying notes are an integral
              part of the financial statements.

                                    DILLON COMPANIES, INC. EMPLOYEES  STOCK OWNERSHIP AND SAVINGS PLAN
                                                 Statement of Net Assets Available for Plan Benefits
                                                                December 31, 1993
                                                                  (In Thousands)
                                                                401(k)                               ESOP
                                                --------------------------------     ---------------------------------
                                                Balanced   Index   Fixed   Stock     Balanced   Index   Fixed    Stock
                                                  Fund     Fund    Fund    Fund        Fund     Fund    Fund     Fund       Total
                                                --------------------------------     ---------------------------------     ------
ASSETS

Investments:

     State Street Research and Management       $10,167                               $266                                 $10,433

     Mellon Capital Opening Stock Index Fund              $5,588                                $161                         5,749

     Fixed Income Securities                                      $52,565                              $1,814               54,379

     The Kroger Co. Common Stock
          401(k) Cost - $39,113
          ESOP Cost - $23,530                                              $64,845                              $42,569    107,414
                                                -------   ------  -------  -------   -----     -----   ------   -------   --------
               Total Investments                 10,167    5,588    52,565  64,845    266        161    1,814    42,569    177,975

Contributions Receivable and Other                1,015      207     1,121             27          6       38                2,414
                                                -------   ------  --------  ------   -----     -----   ------   -------   --------

NET ASSETS AVAILABLE FOR PLAN BENEFITS          $11,182   $5,795   $53,686 $64,845      $293    $167   $1,852   $42,569   $180,389
                                                =======   ======  ======== =======      ====    ====   ======   =======   ========

             The accompanying notes are an integral part of the
                          financial statements


                                          DILLON COMPANIES, INC. EMPLOYEES  STOCK OWNERSHIP AND SAVINGS PLAN
                                                  Statement of Changes in Net Assets Available for Plan Benefits
                                                             For the Year Ended December 31, 1994
                                                                        (In Thousands)

                                                                401(k)                              ESOP
                                                --------------------------------    ---------------------------------
                                                Balanced   Index   Fixed   Stock    Balanced   Index   Fixed    Stock
                                                  Fund     Fund    Fund    Fund       Fund     Fund    Fund     Fund     Total
                                                --------------------------------    ---------------------------------    ------
Employee Contributions                          $ 1,803   $1,188 $ 7,867 $ 8,964                                         $ 19,822

Employer Contributions                                                     2,787                                            2,787

Transfers from (to) Other Funds                  (1,989)    (192)  4,084  (1,903)    $  (85)  $   5   $  434   $ (354)          0

Investment Income (Loss):

     State Street Research and Management          (461)                                (11)                                 (472)

     Mellon Capital Opening Stock Index Fund                  53                                                               53

     Interest                                                      4,710                                 141                4,851

     Net Appreciation                                                     12,776                                7,496      20,272
                                                --------  ------ ------- -------    -------   ------  ------   -------   --------
          Total Additions (Deductions)             (647)   1,049  16,661  22,624       (96)       5      575    7,142      47,313

Expenses                                              7        4      59                                   1                   71

Distributions to Participants                       592      234   2,445   3,940        15        15     156      925       8,322
                                                 ------   ------  ------  ------     ------   ------  ------   -------   --------
          Net Increase (Decrease)                (1,246)     811   14,157 18,684      (111)      (10)    418    6,217      38,920

Net Assets Available for Plan Benefits:

     Beginning of Year                           11,182    5,795    53,686  64,845     293       167   1,852   42,569     180,389
                                                -------   ------   ------- -------     ---    ------  ------  -------    --------
     End of Year                                $ 9,936   $6,606   $67,843 $83,529    $182      $157  $2,270  $48,786    $219,309
                                                =======   ======   ======= =======   =====    ======  ======  =======    ========

                         The accompanying notes are an integral part
                             of the financial statements.


                                      DILLON COMPANIES, INC. EMPLOYEES  STOCK OWNERSHIP AND SAVINGS PLAN
                                              Statement of Changes in Net Assets Available for Plan Benefits
                                                         For the Year Ended December 31, 1993
                                                                     (In Thousands)

                                                                401(k)                              ESOP
                                                ---------------------------------   ----------------------------------
                                                Balanced   Index   Fixed   Stock    Balanced   Index   Fixed    Stock
                                                  Fund     Fund    Fund    Fund       Fund     Fund    Fund     Fund      Total
                                                ---------------------------------   ----------------------------------    -----

Employee Contributions                          $ 1,393   $1,022  $ 7,423 $ 8,484                                        $ 18,322

Employer Contributions                                                      1,713                                           1,713

Transfers from (to) Other Funds                   2,619    (134)    3,036  (5,521)  $  155    $  24  $  729  $  (908)           0

Investment Income:

     State Street Research and Management           945                                 20                                    965

     Mellon Capital Opening Stock Index Fund                480                                  12                           492

     Interest                                                       3,956                               131                 4,087

     Net Appreciation                                                      17,472                             11,692       29,164
                                                 ------   ------   ------ -------  ------     ------ ------  -------      -------
          Total Additions                         4,957   1,368    14,415  22,148     175        36     860   10,784       54,743

Expenses                                              5       4        31                                 1                    41

Distributions to Participants                       288     324     2,214   2,643      14         5      93      947        6,528
                                                 ------   -----   -------  ------  ------     ------ ------  -------      -------
          Net Increase                            4,664   1,040    12,170  19,505     161        31     766    9,837       48,174

Net Assets Available for Plan Benefits:

     Beginning of Year                            6,518   4,755   41,516  45,340      132       136   1,086   32,732      132,215
                                                 ------  ------   ------  ------    -----      ----- ------  -------     --------
     End of Year                                $11,182  $5,795  $53,686 $64,845     $293      $167  $1,852  $42,569     $180,389
                                                =======  ======  ======= =======    =====      ===== ======  =======     ========

                      The accompanying notes are an integral part of
                            the financial statements.

                                       DILLON COMPANIES, INC. EMPLOYEES  STOCK OWNERSHIP AND SAVINGS PLAN
                                               Statement of Changes in Net Assets Available for Plan Benefits
                                                           For the Year Ended December 31, 1992
                                                                      (In Thousands)


                                                                401(k)                              ESOP
                                              ---------------------------------   ---------------------------------
                                                Balanced   Index   Fixed   Stock  Balanced   Index   Fixed    Stock
                                                  Fund     Fund    Fund    Fund     Fund     Fund    Fund     Fund       Total
                                                --------------------------------- ---------------------------------     --------

Employee Contributions                          $ 1,094   $  856  $ 6,764 $ 7,975                                      $ 16,689

Employer Contributions                                                        782                                           782

Transfers from (to) Other Funds                     304       33   (2,361)  2,024 $   64    $  47   $  112  $   (223)         0

Investment Income:

     State Street Research and Management           525                               10                                    535

     Mellon Capital Opening Stock Index Fund                 319                               10                           329

     Interest                                                       3,404                               96                3,500

     Net Depreciation                                                     (12,597)                           (11,897)   (24,494)
                                                 ------  -------  ------- -------- ------   ------  ------  ---------   --------
          Total Additions (Deductions)            1,923    1,208    7,807  (1,816)    74       57      208   (12,120)    (2,659)

Distributions to Participants                       232      194    1,952   1,779      8        8       60       640      4,873
                                                 ------  -------  -------  ------- -----    ------  ------  ---------   --------
          Net Increase (Decrease)                 1,691    1,014    5,855  (3,595)    66       49      148   (12,760)    (7,532)

Net Assets Available for Plan Benefits:

     Beginning of Year                            4,827    3,741   35,661  48,935     66       87      938    45,492    139,747
                                                 ------  -------  ------- -------  -----    ------  ------   -------   --------
     End of Year                                 $6,518   $4,755  $41,516 $45,340   $132     $136   $1,086   $32,732   $132,215
                                                 ======  =======  ======= =======  =====    ======  ======   =======   ========

                      The accompanying notes are an integral part of
                           the financial statements.

                                      DILLON COMPANIES, INC.
                          EMPLOYEES  STOCK OWNERSHIP AND SAVINGS PLAN

                                   Notes to Financial Statements


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

The following describes the significant policies followed in the preparation of these financial statements.

INVESTMENTS VALUATION
- ---------------------

Investments in securities (common and preferred stock) traded on a national securities exchange are valued at the last reported sales price on the last business day of the year. Guaranteed Investment Contracts (GICs) with Insurance Companies are valued at contract value. Benefit Accessible Securities Investment Contracts (BASICs) are carried in the financial statements at amortized cost. Investments in the Index and Balanced Funds are valued at their fair value on the last business day of the year. Investments in Pacific Investment Management Company and Providian Capital Management Company are actively managed synthetic GICs, which are valued at amortized cost.

OTHER
- -----

Purchases and sales of securities are reflected on a trade date basis.

In accordance with the policy of stating investments at fair value, the Plan presents in the Statement of Changes in Net Assets the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments.



2.  PARTICIPANT DATA
    ----------------

At December 31, 1994, the approximate number of employees, including former employees with remaining balances, participating by investment direction was:
                                         401(k)        ESOP
                                         ------        ----

Stock Fund                                3,135       11,719
Fixed Fund                                  171          306
Balanced Fund                                10           17
Index Fund                                    2            8
Stock Fund and Fixed Fund                 7,436          393
Stock Fund and Balanced Fund                435            6
Stock Fund and Index Fund                   303            6
Fixed Fund and Balanced Fund                 15           19
Fixed Fund and Index Fund                     4            9
Balanced Fund and Index Fund                  2            3
Participation in three or more funds      3,437           27
                                         ------       ------
Total participants                       14,950       12,513
                                         ======       ======


3.  PLAN DESCRIPTION
    ----------------

Employees of Dillon Companies, Inc. and its subsidiaries (Company) with one year of service and who have attained age 21 are eligible to become a participant as of the earliest January 1 or July 1 following completion of said eligibility requirements.

The interest of all participants in the Plan are fully vested at all times and are not subject to forfeiture or cancellation under any circumstances. Plan assets are for participants only and may never revert to the employer.

Plan income and expenses for each period are allocated to the participants accounts in the ratio that the balance in the account of each participant bears to the balance of all the participants accounts immediately before the allocation. ESOP employer contributions are allocated based on participants salaries as stated in the Plan.

All distributions to participants are in cash or in whole shares of The Kroger Co. common stock (cash is paid for fractional shares). Participants and beneficiaries individually exercise voting rights on the shares of The Kroger Co. common stock allocated to their account.

Under the 401(k) salary reduction provision, each participant may make an election to have the Company contribute to the Plan on their behalf from two percent (2%) to twenty percent (20%) of the qualifying compensation that would otherwise be payable to them for the Plan year.

A basic matching employer contribution is allocated to participants of the Stock Fund equal to ten percent (10%) of salaries directed by participants. A supplemental employer contribution is allocated in proportion to all participants salaries directed to all investments. The supplemental contribution is based on the annual financial results of The Kroger Co. and determined annually by the Board of Directors. The supplemental contribution ranges from none to twenty percent (20%) of participant contributions. For 1994 and 1993, the Company made both a basic matching contribution and a supplemental contribution; for 1992, the Company made only the basic matching contribution.

The Company currently has discontinued contributions to the ESOP portion of the Plan and has no present intentions to resume such contributions.

Further information about the Plan, including vesting, allocation and benefit provisions, and employer and employee contributions is contained in the Plan, and Plan amendments. Copies of these documents are available from the Company s Human Resources
Department.



4.  INVESTMENTS
    -----------

The Plan s investments are held by the Dillon Companies, Inc. Employee Master Trust (the Trust) and are administered by the Dillon Companies, Inc. Trust Committee. The Trust Committee has selected investment managers, State Street Research and Management Company and the Mellon Capital Management Corp., to manage certain fund assets. The State Street Research and Management Company is granted discretionary authority concerning investment of assets they manage. The Mellon Capital Stock Index Fund is directed by the Trust Committee to maintain a portfolio which performs comparable to the Standard & Poor s 500 Index. The net change in funds managed by investment managers includes revenue earned, unrealized and realized gains and losses on investments, and fiduciary expenses.

The Plan transfers shares of The Kroger Co. common stock (at fair market value) to and from the other employee benefit plans of the Company participating in the Trust. The cost of the shares recorded by the Plan is the original cost of the shares of the transferring employee benefit plan. The resulting difference between the cost recorded and amount paid for the purchased shares, which is included in the determination of the net appreciation (depreciation) in fair value of the Plan s investments, was $381 in 1994, $1,474 in 1993, and $631 in 1992.

The Plan s investments (including investments purchased, sold and held during the period), appreciated (depreciated) in value as follows:

                      Kroger Stock    401(k)     ESOP     Total
                      ------------    ------     ----     -----

                          1992      $(12,597) $(11,897)  $(24,494)
                          1993        17,472    11,692     29,164
                          1994        12,776     7,496     20,272


5.  TAX STATUS
    ----------

The Fund constitutes a qualified trust under Section 401 of the Internal Revenue Code and is therefore exempt from federal income taxes under the provisions of Section 501(a).

Participant contributions and earnings of the Plan are not subject to federal income tax until distribution, at which time they are taxable to the recipient.

                                      DILLON COMPANIES, INC.
                          EMPLOYEES  STOCK OWNERSHIP AND SAVINGS PLAN

                                          SCHEDULE OF INVESTMENTS
                                             December 31, 1994
                                               (In Thousands)

                                                            1994
                                           ---------------------------------
                                           Number of
                                           Shares or
                                           Principal
Name of Issuer and Title of Issue          Amount        Cost      Value
- ---------------------------------          ----------   --------   -------
BALANCED FUND
  State Street Research and Management
     401(k)                                $  9,613     $  9,613  $  9,838
     ESOP                                       176          176       180



INDEX FUND
  Mellon Capital Stock Index Fund
     401(k)                                      56        5,737     6,389
     ESOP                                         1          136       152



FIXED FUND
  Contracts with Insurance Companies, Benefit
   Accessible Securities Investment Contracts,
   Pacific Investment Management Company,
   and Providian Capital Management


     401(k)                                $63,519       63,519    63,519
     ESOP                                  $ 2,125        2,125     2,125



STOCK FUND
  The Kroger Co. Common Shares
     401(k)                                  3,273       40,507    78,956
     ESOP                                    2,022       22,573    48,786
                                                       --------  --------
                                                       $144,386  $209,945
                                                       ========  ========