Form 10-Q
period 1995-03-25
KROGER CO
filed 1995-05-08
CIK 56873

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


 x   Quarterly report pursuant to Section 13 or 15(d) of the
- --- Securities Exchange Act of 1934 for the quarterly period ended March 25, 1995 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _________________.


     Commission file number    1-303

                            THE KROGER CO.


An Ohio Corporation                  I.R.S. Employer Identification
                                            No. 31-0345740


1014 Vine Street, Cincinnati, OH                    45202
- ---------------------------------                ----------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code   (513) 762-4000

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

There were 111,411,248 shares of Common Stock ($1 par value) outstanding as of April 21, 1995.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information for the quarters ended March 25, 1995 and March 26, 1994 includes the results of operations of The Kroger Co. for the 12 week periods ended March 25, 1995 and March 26, 1994, and of Dillon Companies, Inc. for the 13 week periods ended April 1, 1995 and April 2, 1994. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.


                                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                                (in thousands, except per share amounts)
                                                              (unaudited)
                                                                            Quarter Ended
                                                                      ------------------------
                                                                       March 25,     March 26,
                                                                         1995          1994
                                                                      ----------    ----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $5,464,954    $5,328,804
                                                                      ----------    ----------
Costs and expenses
 Merchandise costs, including warehousing and transportation. . .      4,129,439     4,052,901
 Operating, general and administrative. . . . . . . . . . . . . .      1,015,665       974,290
 Rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         69,934        72,066
 Depreciation and amortization. . . . . . . . . . . . . . . . . .         68,841        62,310
 Interest expense, including interest on obligations
  under capital leases, net . . . . . . . . . . . . . . . . . . .         75,324        76,031
                                                                      ----------    ----------
     Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,359,203     5,237,598
                                                                      ----------    ----------

Earnings before tax expense, extraordinary loss and
 cumulative effect of change in accounting. . . . . . . . . . . .        105,751        91,206
Tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . .         41,275        35,516
                                                                      ----------    ----------

Earnings before extraordinary loss and cumulative
 effect of change in accounting . . . . . . . . . . . . . . . . .         64,476        55,690
Extraordinary loss (net of income tax credit) . . . . . . . . . .         (5,336)       (8,332)
                                                                      ----------    ----------
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . .     $   59,140    $   47,358
                                                                      ==========    ==========

Primary earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . . . . . . .         $  .56        $  .50
 Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . .           (.05)         (.07)
                                                                      ----------    ----------
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . .         $  .51        $  .43
                                                                      ==========    ==========

Average number of common shares used in per share calculations. .        114,992       111,923

Fully diluted earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . . . . . . .         $  .53       $  .46
 Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . .           (.04)        (.06)
                                                                      ----------    ---------
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . .         $  .49       $  .40
                                                                      ==========    =========

Average number of common shares used in per share calculations. .        126,216      129,654

- ---------------------------------------------------------------------------------------------

                       The accompanying notes are an integral part
                        of the consolidated financial statements.


                                                       CONSOLIDATED BALANCE SHEET
                                                       (in thousands of dollars)
                                                              (unaudited)

                                                                 March 25,          December 31,
                                                                   1995                 1994
ASSETS
Current assets
  Cash and temporary cash investments . . . . . . . . . .       $   48,421           $   27,223
  Receivables . . . . . . . . . . . . . . . . . . . . . .          243,989              270,811
  Inventories:
    FIFO cost . . . . . . . . . . . . . . . . . . . . . .        1,933,670            2,053,207
    Less LIFO reserve . . . . . . . . . . . . . . . . . .         (438,560)            (438,184)
                                                                ----------           ----------
                                                                 1,495,110            1,615,023
  Property held for sale. . . . . . . . . . . . . . . . .           44,649               39,631
  Prepaid and other current assets. . . . . . . . . . . .          236,948              199,437
                                                                ----------           ----------
      Total current assets. . . . . . . . . . . . . . . .        2,069,117            2,152,125

Property, plant and equipment, net. . . . . . . . . . . .        2,266,663            2,252,663
Investments and other assets. . . . . . . . . . . . . . .          297,408              302,886
                                                                ----------           ----------
      Total Assets. . . . . . . . . . . . . . . . . . . .       $4,633,188           $4,707,674
                                                                ==========           ==========

LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .       $    8,201           $    7,926
  Current portion of obligations under
    capital leases. . . . . . . . . . . . . . . . . . . .            8,506                8,467
  Accounts payable. . . . . . . . . . . . . . . . . . . .        1,297,221            1,425,612
  Other current liabilities . . . . . . . . . . . . . . .          981,276              952,963
                                                                ----------           ----------
      Total current liabilities . . . . . . . . . . . . .        2,295,204            2,394,968

Long-term debt. . . . . . . . . . . . . . . . . . . . . .        3,679,760            3,726,343
Obligations under capital leases. . . . . . . . . . . . .          160,703              162,851
Deferred income taxes . . . . . . . . . . . . . . . . . .          159,623              172,690
Other long-term liabilities . . . . . . . . . . . . . . .          426,975              404,506
                                                                ----------           ----------
      Total Liabilities . . . . . . . . . . . . . . . . .        6,722,265            6,861,358
                                                                ----------           ----------

SHAREOWNERS' DEFICIT
Common capital stock, par $1, at stated value
  Authorized:  350,000,000 shares
  Issued:  1995 - 120,934,581 shares
           1994 - 120,573,148 shares. . . . . . . . . . .          344,015              338,568
Accumulated deficit . . . . . . . . . . . . . . . . . . .       (2,189,596)          (2,248,736)
Common stock in treasury, at cost
           1995 -  9,575,183 shares
           1994 -  9,576,231 shares . . . . . . . . . . .         (243,496)            (243,516)
                                                                ----------           ----------
    Total Shareowners' Deficit                                  (2,089,077)          (2,153,684)
                                                                ----------           ----------
    Total Liabilities and Shareowners' Deficit. . . . . .       $4,633,188           $4,707,674
                                                                ==========           ==========

- -------------------------------------------------------------------------------
                        The accompanying notes are an integral part
                         of the consolidated financial statements.

                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (in thousands of dollars)
                                                              (unaudited)
                                                                              Quarter Ended
                                                                    ------------------------------
                                                                      March 25,          March 26,
                                                                        1995               1994
                                                                    -----------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . .   $   59,140          $   47,358
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .        5,336               8,332
     Depreciation and amortization. . . . . . . . . . . . . . . .       68,841              62,310
     Amortization of deferred financing costs . . . . . . . . . .        3,367               3,889
     LIFO charge. . . . . . . . . . . . . . . . . . . . . . . . .        3,500               3,500
     (Loss) gain on sale of fixed assets. . . . . . . . . . . . .          444                 (48)
     Net increase (decrease) in cash from changes in operating
       assets and liabilities, net of effects from sale of
       subsidiary, detail below . . . . . . . . . . . . . . . . .       (4,238)             39,409
     Other changes, net . . . . . . . . . . . . . . . . . . . . .         (750)                 (9)
                                                                    ----------          ----------
        Net cash provided by operating activities . . . . . . . .      135,640             164,741
                                                                    ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .      (93,858)            (84,097)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .       35,784               1,158
  Increase in property held for sale. . . . . . . . . . . . . . .       (4,412)             (7,910)
  Decrease (increase) in other investments. . . . . . . . . . . .          396              (5,268)
          Net cash used by investing activities . . . . . . . . .      (62,090)            (96,117)
                                                                    ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .       (7,340)            (11,222)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .       (1,777)             (4,491)
  Principal payments under capital lease obligations. . . . . . .       (2,109)             (1,950)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .       78,408             130,351
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .     (124,716)           (218,678)
  Proceeds from sale of treasury stock. . . . . . . . . . . . . .           20              13,553
  Proceeds from issuance of capital stock . . . . . . . . . . . .        5,162              12,628
                                                                      --------            --------
         Net cash used by financing activities. . . . . . . . . .      (52,352)            (79,809)
                                                                      --------            --------

Net increase (decrease) in cash and temporary cash investments. .       21,198             (11,185)

Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .       27,223             121,253
                                                                      --------            --------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .   $   48,421          $  110,068
                                                                      ========          ==========


INCREASE (DECREASE) IN CASH FROM CHANGES IN OPERATING ASSETS AND
LIABILITIES, NET OF EFFECTS FROM SALE OF SUBSIDIARY:
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .   $  111,606          $   55,034
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . .       25,871              45,656
    Prepaid and other current assets. . . . . . . . . . . . . . .      (38,625)            (39,709)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .     (125,531)            (84,833)
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .      (13,067)             (6,771)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .       35,508              70,032
                                                                      --------          ----------
                                                                    $   (4,238)         $   39,409
                                                                      ========          ==========
- --------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

Supplemental disclosures of cash flow information:

                                               Quarter Ended
                                       ------------------------
                                        March 25,     March 26,
                                          1995          1994
                                       ----------    ----------

Cash paid during the period for:

  Interest (net of amount capitalized) $ 69,267      $ 69,304
  Income taxes                           29,311        19,756




















- ----------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            -------------------------------------------


1.   INCOME TAXES
     ------------

     The effective income tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes.


2.   EXTRAORDINARY LOSS
     ------------------

     The extraordinary loss for the quarters ended March 25, 1995 and March 26, 1994 of $5.3 million and $8.3 million, respectively (net of income taxes of $3.4 million and $5.3 million, respectively) is related to the early retirement of long-term debt. During the first quarter of 1995 the Company repurchased $120.1 million of its senior subordinated debt issues. Purchases of debt were funded by excess cash from operations, proceeds from miscellaneous asset sales, proceeds from new issuances of debt, and funds borrowed under the Company's Credit Agreement.


3.   EARNINGS PER COMMON SHARE
     -------------------------

     Primary earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options. Fully diluted earnings per common share for the first quarter 1994 are computed by adjusting both net earnings and shares outstanding for the effect of the conversion of the Convertible Junior Subordinated Debentures issued in March 1991 and the Convertible Junior Subordinated Notes issued in December 1992. The Convertible Junior Subordinated Debentures were not included for the first quarter of 1995 because they were redeemed on October 24, 1994.


4.   LONG-TERM DEBT ISSUANCES
     ------------------------

     In the first quarter of 1995 the Company issued $6.2 million General Term Notes , Series B, with initial interest rates, either fixed or variable, ranging from 9% to 9-1/4% and maturities ranging from 2004 through 2005. The Company also issued 9.27% First Mortgage Bonds in the amount of $35.6 million due in the year 2010. The net proceeds of the offerings were initially used to repay amounts outstanding under the Company's Credit Agreement and, thereafter, the Company used amounts available under the Credit Agreement to purchase, on the open market, portions of its high-cost long-term debt.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Total sales for the first quarter of 1995 were 2.6% ahead of the first quarter 1994 and set a first quarter company record. Food store sales increased 4.0% over the 1994 first quarter. Solid sales in the Company's existing units were coupled with sales from new stores opened subsequent to the first quarter of 1994. Square footage increased 3.8% over the first quarter of 1994. Sales in identical food stores, units that have been in operation for one full year and have not been expanded, increased 1.1% versus a 2.3% increase in 1994. Identical store sales increased 2.0% in February and March following a .5% decline in January when identical store comparisons were unusually affected by severe winter weather in January 1994.

A review of sales trends by lines of business includes:

                                 (in thousands of dollars)
                                        1st Quarter
                         % of 1995 ----------------------
  Lines of Business        Sales       1995        1994     Change
  ---------------------  --------- ----------  ----------   ------
  Food Stores  ........     94.2%  $5,149,145  $4,952,643    +4.0%
  Convenience Stores ..      3.4%     187,053     197,204    (5.2%)
  Other sales  ........      2.4%     128,756     178,957   (28.0%)
                         --------- ----------  ----------
  Total sales  ........    100.0%  $5,464,954  $5,328,804    +2.6%

The decrease in total convenience stores sales is due to the sale of Time Saver Stores, Inc., which operated 116 convenience stores. Adjusting 1994 first quarter sales to exclude Time Saver's sales would result in a 9.9% increase in convenience store sales in the first quarter of 1995. Convenience stores' identical grocery sales increased 4.2% and identical gasoline sales increased 6.5%. Sales for the six company convenience store group were strengthened by strong identical in-store sales combined with a 6.1% increase in the average retail price per gallon of gasoline.

Other sales include outside sales by the Company's manufacturing divisions and sales of general merchandise to Hook-SupeRx, Inc.
(HSI). HSI completed an expansion of its warehouse in early 1994 and discontinued its purchases from the Company. In 1994, sales to the drug store company were $47.8 million. Adjusting first quarter 1994 sales to eliminate these sales would produce a 1.8% decline in other sales.
Total sales increased 4.0% after adjusting for the other sales to HSI and the sale of Time Saver Stores, Inc.

The Company's strategy in an environment of low food price inflation is to obtain sales growth from new square footage, as well as from existing store locations. The Company currently expects to increase square footage by 5% to 6% in 1995. Some of the savings that will be realized from technology and logistics improvements will allow more competitive pricing and improved service to increase sales.


EBITD

The Company's Credit Agreement and the indentures underlying approximately $1.4 billion of publicly issued debt contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, unusual and extraordinary items ("EBITD"). All EBITD based covenants are based, among other things, upon generally accepted accounting principles ("GAAP") as applied on a date prior to January 3, 1993. The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At March 25, 1995 the Company was in compliance with all covenants of its Credit Agreement and publicly issued debt. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

During the first quarter 1995, EBITD, which does not include the effect of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", increased 8.1% to $256.9 million from $237.5 million. The increase in EBITD was the result of many factors, including the increase in food store sales from existing and new stores combined with improvements in gross profit rates from productivity gains and cost reductions in procurement, distribution, and store operations.


MERCHANDISE COSTS

Merchandise costs, including warehousing and transportation expense and LIFO charges, for the first quarter 1995 declined to 75.6% of sales compared to 76.1% in the first quarter 1994. Excluding LIFO charges, these costs were 75.5% of sales in 1995 and 76.0% in 1994. Merchandise costs were positively affected by the Company's advances in consolidated distribution and coordinated purchasing. There has been virtually no inflation in the cost of product, with the exception of a few commodities. Increased costs in these products, such as coffee and pharmaceuticals, have generally been reflected in increased retail prices.

Merchandise costs were favorably influenced by the discontinuance of the low-margin sales to HSI. Merchandise costs as a percent of sales adjusted for these sales improved from 75.9% in 1994 to 75.6%.


OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating, general and administrative expenses in the first quarter 1995 increased to 18.6% of sales from 18.3% last year. Operating, general and administrative expenses were up .1%, 18.6% compared to 18.5%, after adjusting 1994 sales to exclude sales to HSI.

Approximately one fourth of the adjusted increase in operating, general and administrative expense is due to January 1st holiday pay which was included in the first quarter of 1995 but not in the first quarter of 1994. Additionally, the Company's aggressive capital expansion program is impacting operating, general and administrative expenses as costs are incurred to open and expand new stores.


NET INTEREST EXPENSE

Net interest expense declined to $75.3 million in the first quarter 1995 from $76.0 million in last year's first quarter. The Company expects 1995 net interest expense to total approximately $320 to $325 million.

The Company has purchased a portion of the debt issued by the lenders of certain of its structured financings, which cannot be retired early, in an effort to effectively further reduce the Company's interest expense. Excluding the debt incurred to make these purchases, which are classified as investments, the Company's long-term debt at the end of the first quarter was $3.789 billion, down from $4.096 billion at the end of the 1994 first quarter.


NET EARNINGS

The Company's net earnings in the first quarter 1995 were $59.1 million or $.49 per share on a fully diluted basis compared to net earnings in the first quarter 1994 of $47.4 million or $.40 per share. Net earnings in 1995 were negatively affected by an extraordinary loss of $5.3 million or $.04 per share compared to an extraordinary loss of $8.3 million or $.06 per share in 1994. The extraordinary loss in both years resulted from the early retirement of the Company's high-cost debt. The Company expects to incur an extraordinary loss in each quarter of 1995 as it continues to retire high-cost debt.

Earnings before the extraordinary loss totalled $64.5 million in 1995 compared to $55.7 million in 1994.



LIQUIDITY AND CAPITAL RESOURCES

During the first quarter 1995 the Company purchased $120.1 million of its various senior subordinated debt issues.

At the end of the first quarter 1995 the Company had $554.5 million available under its Credit Agreement facility to meet short-term liquidity needs.

Capital expenditures for the first quarter 1995 totaled $93.9 million compared to $84.1 million for the first quarter 1994. Capital expenditures for the year are expected to total approximately $625 million compared to $534.1 million during all of 1994. This will enable the Company to open or expand approximately 90 stores and remodel 65 additional stores. Capital expenditures will also be made in the areas of logistics and technology projects.

During the first quarter of 1995 the Company issued $6.2 million of senior subordinated notes with interest rates ranging from 9% to 9-1/4% and maturities ranging from 2004 through 2005. The Company also issued 9.27% First Mortgage Bonds in the amount of $35.6 million due in the year 2010. The net proceeds of the offerings were initially used to repay amounts outstanding under the Credit Agreement and thereafter the Company used amounts available thereunder to purchase, on the open market, portions of its high-cost long-term debt.


CONSOLIDATED STATEMENT OF CASH FLOWS

The Company generated $135.6 million of cash from operating activities during the first quarter compared to $164.7 million last year. The decrease is due in part to changes in operating assets and liabilities that used $4.2 million of cash in 1995 compared to generating $39.4 million in 1994. This was offset by additional 1995 operating income before depreciation of $15.3 million over 1994.

Investing activities used $62.1 million in cash during the first quarter of 1995 compared to $96.1 million last year. The net decrease in the use of cash is due to additional cash proceeds from the sale of assets of $34.6 million and a decrease of $5.7 million in the use of cash for the purchase of investments offset by additional outlays of cash for capital expenditures of $9.8 million.

Financing activities used $52.4 million in cash compared to $79.8 million last year. The decrease is due to a decline of $42.0 million in the use of cash for the net reduction in long-term debt and a $6.6 million decline in cash outlays for debt prepayment and financing charges during the first quarter. This was offset by a $21.0 million reduction in cash proceeds from the sale of stock.

                      PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


(a)    Exhibit 3.1 - Amended Articles of Incorporation and
       -----------
       Regulations of the Company are hereby incorporated by reference to Exhibits 4.1 and 4.2 of the Company's
       Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

       Exhibit 4.1 - Instruments defining the rights of holders of
       -----------
       long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

       Exhibit 11.1 - Statement of Computation of Consolidated
       ------------
       Earnings (Loss) Per Share.

       Exhibit 27.1 - Financial Data Schedule.
       ------------

       Exhibit 99.1 - Additional Exhibits - Statement of
       ------------
       Computation of Ratio of Earnings to Fixed Charges.


(b) The Company disclosed and filed its fourth quarter and fiscal year 1994 earnings release in its Current Report on Form 8-K dated January 31, 1995.

                               SIGNATURES
                             ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE KROGER CO.



Dated:  May 8, 1995                 (Joseph A. Pichler)
                                     Joseph A. Pichler
                                     Chairman of the Board and
                                     Chief Executive Officer


Dated:  May 8, 1995                 (W. Rodney McMullen)
                                     W. Rodney McMullen
                                     Vice President - Control
                                     and Financial Services
                                     Principal Accounting Officer

                            Exhibit Index
                            -------------



Exhibit
- -------

Exhibit 3.1 - Amended Articles of Incorporation and Regulations of the Company are hereby incorporated by reference to Exhibits 4.1 and 4.2 of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

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

Exhibit 11.1 - Statement of Computation of Consolidated Earnings
(Loss) Per Share.

Exhibit 27.1 - Financial Data Schedule.
Exhibit 99.1 - Additional Exhibits - Statement of Computation of
Ratio of Earnings to Fixed Charges.

                                                       EXHIBIT 11.1

                                             COMPUTATION OF CONSOLIDATED EARNINGS PER SHARE
                                                (in thousands, except per share amounts)
                                                              (unaudited)

                                                             Quarter Ended
                                                       ----------   ----------
                                                        March 25,    March 26,
                                                          1995         1994
                                                       ----------   ----------
                                                       (12 weeks)   (12 weeks)

Earnings before extraordinary loss and
 cumulative effect of change in accounting . . . .    $  64,476     $  55,690
Extraordinary loss . . . . . . . . . . . . . . . .       (5,336)       (8,332)
                                                      ---------     ---------

Net earnings . . . . . . . . . . . . . . . . . . .    $  59,140     $  47,358
                                                      =========     =========


PRIMARY <F1>
- ------------
Weighted average common and dilutive
   common equivalent shares:
     Common stock outstanding . . . . . . . . . . .     111,130       108,259
     Stock options. . . . . . . . . . . . . . . . .       3,862         3,664
                                                      ---------     ---------
                                                        114,992       111,923
                                                      =========     =========
Primary earnings from continuing
   operations per share . . . . . . . . . . . . . .    $    .56      $    .50
Primary results of extraordinary loss per share . .        (.05)         (.07)
                                                      ---------     ---------
Primary net earnings per share. . . . . . . . . . .    $    .51      $    .43
                                                      =========     =========


FULLY DILUTED <F1>
- ------------------
Weighted average common shares
   and all other dilutive securities:
     Common stock outstanding . . . . . . . . . . .      111,130      108,259
     Stock options. . . . . . . . . . . . . . . . .        4,379        4,321
     Convertible debt . . . . . . . . . . . . . . .       10,707       17,074
                                                         126,216      129,654

Fully diluted earnings from
   continuing operations per share <F2> . . . . . .    $     .53     $    .46
Fully diluted results of extraordinary
   loss per share . . . . . . . . . . . . . . . . .         (.04)        (.06)
                                                       ---------     --------
Fully diluted net earnings per share <F2> . . . . .    $     .49     $    .40
                                                       =========     ========


<F1>  The Convertible Junior Subordinated Notes issued in December
      1992 are not included in the computation of primary earnings per share since they are not common stock equivalents. They are included in the fully diluted earnings per share calculation for the quarters ended March 25, 1995 and March
      26, 1994.

<F2>  Earnings for 1995 and 1994 used to calculate fully diluted earnings per share have been adjusted to reflect the tax effected interest expense of $1.8 million and $3.6 million, respectively, that would have been avoided in connection with the assumed conversion of the convertible debt issue as of the beginning of each year.

EXHIBIT 99.1


Schedule of computation of ratio of earnings to fixed charges of The Kroger Co. and consolidated subsidiary companies and unconsolidated companies as if consolidated for the five fiscal years ended December 31, 1994 and for the one quarter ended March
25, 1995 and March 26, 1994.




                               Quarter Ended                          Fiscal Years Ended
                           --------------------  -------------------------------------------------------------
                           March 25,  March 26,  December 31, January 1, January 2,  December 28, December 29,
                             1995       1994         1994        1994       1993         1991          1990
                           (12 Weeks) (12 Weeks)  (52 Weeks)  (52 Weeks) (53 Weeks)   (52 weeks)   (52 weeks)
                           ---------- ---------- ------------ ---------- ----------  ------------ ------------
                                                           (in thousands of dollars)
Earnings
  Earnings from continuing
  operations before tax
  expense, extraordinary
  loss and cumulative
  effect of change in
  accounting . . . . . . .  $105,751   $ 91,206    $421,363     $283,938   $173,415    $168,595     $142,203
  Fixed charges. . . . . .   115,584    117,370     500,599      556,008    640,004     687,226      708,455
  Capitalized interest . .      (435)      (228)     (2,521)         230       (960)        122          (39)
                            --------   --------    --------     --------   --------    --------     --------
                            $220,900   $208,348    $919,441     $840,176   $812,459    $855,943     $850,619
                            ========   ========    ========     ========   ========    ========     ========

Fixed Charges
  Interest . . . . . . . .  $ 76,001   $ 76,581    $331,097     $391,693   $476,932    $536,485     $565,540
  Portion of rental
  payments deemed to be
  interest. . . . . . . .     39,583     40,789     169,502      164,315    163,072     150,741      142,915
                            --------   --------    --------     --------   --------    --------     --------
                            $115,584   $117,370   $ 500,599     $556,008   $640,004    $687,226     $708,455
                            ========   ========   =========     ========   ========    ========     ========

Ratio of Earnings to
  Fixed Charges . . . . .        1.9        1.8         1.8          1.5        1.3         1.2          1.2