Form 10-Q
period 1995-06-17
KROGER CO
filed 1995-07-25
CIK 56873

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


  X  Quarterly report pursuant to Section 13 or 15(d) of the
- --- Securities Exchange Act of 1934 for the quarterly period ended June 17, 1995 or

     Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period from
                     to            .
     --------------     -----------

     Commission file number    1-303

                            THE KROGER CO.


An Ohio Corporation                  I.R.S. Employer Identification
                                             No. 31-0345740


1014 Vine Street, Cincinnati, OH                    45202
- ---------------------------------                 --------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code   (513) 762-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No           .
    ----------     ---------

There were 111,834,540 shares of Common Stock ($1 par value) outstanding as of July 17, 1995.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information for the quarters ended June 17, 1995 and June 18, 1994 includes the results of operations of The Kroger Co. for the 12 and 24 week periods ended June 17, 1995 and June 18, 1994, and of Dillon Companies, Inc. for the 13 and 26 week periods ended July 1, 1995 and July 2, 1994. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.

                 CONSOLIDATED STATEMENT OF OPERATIONS
               (in thousands, except per share amounts)
                              (unaudited)

                                                              2nd Quarter Ended       2 Quarters Ended
                                                           ----------------------  ------------------------
                                                            June 17,    June 18,     June 17,     June 18,
                                                              1995        1994        1995          1994
                                                           ----------  ----------  -----------  -----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .    $5,652,890  $5,394,228  $11,117,844  $10,723,032
                                                           ----------  ----------  -----------  -----------

Costs and expenses:
 Merchandise costs, including warehousing and
  transportation. . . . . . . . . . . . . . . . . . . .     4,267,794   4,081,213    8,397,233    8,134,114
 Operating, general and administrative. . . . . . . . .     1,028,785     988,588    2,044,450    1,962,877
 Rent . . . . . . . . . . . . . . . . . . . . . . . . .        71,216      70,757      141,150      142,822
 Depreciation and amortization. . . . . . . . . . . . .        73,405      64,384      142,246      126,694
 Interest expense, net. . . . . . . . . . . . . . . . .        74,639      75,008      149,963      151,040
                                                           ----------  ----------   ----------   ----------

     Total. . . . . . . . . . . . . . . . . . . . . . .     5,515,839   5,279,950   10,875,042   10,517,547
                                                           ----------  ----------  -----------  -----------

Earnings before income tax expense and
 extraordinary loss . . . . . . . . . . . . . . . . . .       137,051     114,278      242,802      205,485
Tax expense . . . . . . . . . . . . . . . . . . . . . .        54,587      44,300       95,861       79,817
                                                           ----------  ----------  -----------  -----------

Earnings before extraordinary loss. . . . . . . . . . .        82,464      69,978      146,941      125,668
Extraordinary loss (net of income tax credit) . . . . .        (5,451)     (2,645)     (10,788)     (10,978)
                                                           ----------  ----------  -----------  -----------
     Net earnings . . . . . . . . . . . . . . . . . . .    $   77,013  $   67,333  $   136,153  $   114,690
                                                           ==========  ==========  ===========  ===========

Primary earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . .         $ .71       $ .62       $ 1.28       $ 1.12
 Extraordinary loss . . . . . . . . . . . . . . . . . .          (.05)       (.02)        (.09)        (.10)
                                                                -----       -----       ------       ------
   Net earnings . . . . . . . . . . . . . . . . . . . .         $ .66       $ .60       $ 1.19       $ 1.02
                                                                =====       =====       ======       ======

Average number of common shares used in primary per
 share calculation. . . . . . . . . . . . . . . . . . .       115,391     112,966      115,191      112,445

Fully diluted earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . .         $ .67       $ .57       $ 1.19       $ 1.02
 Extraordinary loss . . . . . . . . . . . . . . . . . .          (.04)       (.02)        (.09)        (.08)
                                                                -----       -----       ------       ------
     Net earnings . . . . . . . . . . . . . . . . . . .         $ .63       $ .55       $ 1.10       $  .94
                                                                =====       =====       ======       ======

Average number of common shares used in fully diluted
 per share calculations . . . . . . . . . . . . . . . .       126,638     130,272      126,459      129,963

- -------------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

                      CONSOLIDATED BALANCE SHEET
                       (in thousands of dollars)
                              (unaudited)

                                                                  June 17,          December 31,
                                                                   1995                 1994
                                                                ----------          ------------
ASSETS
Current assets
  Cash and temporary cash investments . . . . . . . . . .       $   47,878           $   27,223
  Receivables . . . . . . . . . . . . . . . . . . . . . .          263,190              270,811
  Inventories:
    FIFO cost . . . . . . . . . . . . . . . . . . . . . .        1,870,673            2,053,207
    Less LIFO reserve . . . . . . . . . . . . . . . . . .         (442,060)            (438,184)
                                                                ----------           ----------
                                                                 1,428,613            1,615,023
  Property held for sale. . . . . . . . . . . . . . . . .           48,201               39,631
  Prepaid and other current assets. . . . . . . . . . . .          216,174              199,437
                                                                ----------           ----------
      Total current assets. . . . . . . . . . . . . . . .        2,004,056            2,152,125

Property, plant and equipment, net. . . . . . . . . . . .        2,346,100            2,252,663
Investments and other assets. . . . . . . . . . . . . . .          294,982              302,886
                                                                ----------           ----------
      Total Assets. . . . . . . . . . . . . . . . . . . .       $4,645,138           $4,707,674
                                                                ==========           ==========

LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .       $    8,770           $    7,926
  Current portion of obligations under
    capital leases. . . . . . . . . . . . . . . . . . . .            8,674                8,467
  Accounts payable. . . . . . . . . . . . . . . . . . . .        1,367,926            1,425,612
  Other current liabilities . . . . . . . . . . . . . . .          977,751              952,963
                                                                ----------           ----------
      Total current liabilities . . . . . . . . . . . . .        2,363,121            2,394,968

Long-term debt. . . . . . . . . . . . . . . . . . . . . .        3,536,124            3,726,343
Obligations under capital leases. . . . . . . . . . . . .          166,832              162,851
Deferred income taxes . . . . . . . . . . . . . . . . . .          158,518              172,690
Other long-term liabilities . . . . . . . . . . . . . . .          427,718              404,506
                                                                ----------           ----------
      Total Liabilities . . . . . . . . . . . . . . . . .        6,652,313            6,861,358
                                                                ----------           ----------

SHAREOWNERS' DEFICIT
Common capital stock, par $1, at stated value
  Authorized:  350,000,000 shares
  Issued:  1995 - 121,234,028 shares
           1994 - 120,573,148 shares. . . . . . . . . . .          348,910              338,568
Accumulated deficit . . . . . . . . . . . . . . . . . . .       (2,112,583)          (2,248,736)
Common stock in treasury, at cost
           1995 -  9,575,384 shares
           1994 -  9,576,231 shares . . . . . . . . . . .         (243,502)            (243,516)
                                                                ----------           ----------
    Total Shareowners' Deficit                                  (2,007,175)          (2,153,684)
                                                                ----------           ----------
    Total Liabilities and Shareowners' Deficit. . . . . .       $4,645,138           $4,707,674
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

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                       (in thousands of dollars)
                              (unaudited)


                                                                            2 Quarters Ended
                                                                    ------------------------------
                                                                      June 17,           June 18,
                                                                        1995               1994
                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . .   $  136,153         $  114,690
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .       10,788             10,978
     Depreciation and amortization. . . . . . . . . . . . . . . .      142,246            126,694
     Amortization of deferred financing costs . . . . . . . . . .        6,720              7,952
     LIFO charge. . . . . . . . . . . . . . . . . . . . . . . . .        7,000              6,500
     Net increase in cash from changes in operating assets and
       liabilities, net of effects from sale of subsidiary,
       detail below . . . . . . . . . . . . . . . . . . . . . . .      130,910            160,152
     Other changes, net . . . . . . . . . . . . . . . . . . . . .          491              1,445
                                                                    ----------         ----------
        Net cash provided by operating activities . . . . . . . .      434,308            428,411
                                                                    ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .     (244,405)          (182,255)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .       40,828              7,937
  Increase in property held for sale. . . . . . . . . . . . . . .       (6,086)           (14,330)
  Increase in other investments . . . . . . . . . . . . . . . . .         (205)            (7,169)
                                                                    ----------         ----------

        Net cash used by investing activities . . . . . . . . . .     (209,868)          (195,817)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .      (14,055)           (14,062)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .       (5,718)            (6,239)
  Principal payments under capital lease obligations. . . . . . .       (4,375)            (3,911)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .       66,548             84,546
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .     (255,923)          (346,805)
  Proceeds from sale of treasury stock. . . . . . . . . . . . . .           14             22,290
  Proceeds from issuance of capital stock . . . . . . . . . . . .        9,724             15,924
                                                                    ----------         ----------

        Net cash used by financing activities . . . . . . . . . .     (203,785)          (248,257)
                                                                    ----------         ----------

Net increase (decrease) in cash and temporary cash investments. .       20,655            (15,663)

Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .       27,223            121,253
                                                                    ----------         ----------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .   $   47,878         $  105,590
                                                                    ==========         ==========


INCREASE (DECREASE) IN CASH FROM CHANGES IN OPERATING ASSETS AND LIABILITIES:

    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .   $  174,603         $  132,375
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . .        6,669             38,562
    Prepaid and other current assets. . . . . . . . . . . . . . .      (17,909)           (17,313)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .      (54,827)           (58,968)
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .      (14,172)            (8,030)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .       36,546             73,526
                                                                    ----------         ----------
                                                                    $  130,910         $  160,152
                                                                    ==========         ==========

- -------------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

Supplemental disclosures of cash flow information:

                                               2 Quarters Ended
                                        --------------------------
                                          June 17,       June 18,
                                           1995            1994
                                        -----------    -----------

Cash paid during the period for:

   Interest (net of amount capitalized)  $152,205        $158,415
   Income taxes                            97,159          67,408












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


2.   EXTRAORDINARY LOSS
     ------------------

     The extraordinary loss for the two quarters ended June 17, 1995 and June 18, 1994 of $10.8 million and $11.0 million, respectively (net of income taxes of $6.9 million and $7.0 million, respectively) and for the second quarter ended June 17, 1995 and June 18, 1994 of $5.5 million and $2.6 million (net of income taxes of $3.5 million and $1.6 million, respectively) is related to the early retirement of long-term debt.  During the second quarter of 1995 the Company
repurchased $81.3 million of its senior subordinated debt   issues.
Year-to-date 1995 purchases total $201.4 million.


3.   EARNINGS PER COMMON SHARE
     -------------------------

     Primary earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options. Fully diluted earnings per common share for the second quarter and two quarters ended June 18, 1994 are computed by adjusting both net earnings and shares outstanding for the effect of the assumed conversion of the Convertible Junior Subordinated Debentures issued in March 1991 and the Convertible Junior Subordinated Notes issued in December 1992. The Convertible Junior Subordinated Debentures were not included for the second quarter and two quarters ended June 17, 1995 because they were redeemed on October 24, 1994 but the Convertible Junior Subordinated Notes were included.


4.   LONG-TERM DEBT ISSUANCES
     ------------------------

     In the first half of 1995 the Company issued $6.2 million General Term Notes(R), Series B, with initial interest rates, either fixed or variable, ranging from 9% to 9-1/4% and maturities ranging from 2004 through 2005. The Company also issued 9.27% First Mortgage Bonds in the amount of $35.6 million due in the year 2010 and $14.4 million of 9.0%
mortgages due in 2010.


5.   SUBSEQUENT EVENTS
     -----------------

     On July 20, 1995 the Company amended its Credit Agreement to extend the maturity of the Company's $1.75 billion revolving credit facility by one year to July 2002, to reduce interest rates on the Company's bank debt, and to provide for the earlier release of collateral if certain financial ratios are achieved.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Total sales for the second quarter of 1995 increased 4.8% over second quarter 1994 to a new second quarter high of $5.65 billion. Food store sales increased 5.2% over the 1994 second quarter.
Sales in the Company's existing units were bolstered by a store opening program and strong results in new stores. Square footage increased 4.4% over the second quarter of 1994. Sales in identical food stores, units that have been in operation for one full year and have not been expanded, increased 1.5% versus a 1.8% increase in 1994. Identical store sales were affected by sales shifted to new stores opened by the Company in existing high share markets. Identical store sales were weak in a few markets where increased competitive efforts have put pressure on sales. Year-to-date identical sales were up 1.3%. The Company estimates that inflation affected sales by slightly less than 1%.

A review of sales trends by lines of business includes:

                                        (in thousands of dollars)
                                                2nd Quarter
                               % of 1995  ----------------------
       Lines of Business         Sales       1995        1994       Change
       ---------------------   ---------  ----------  ----------    ------
       Food Stores  ........     93.5%    $5,285,521  $5,022,777     +5.2%
       Convenience Stores ..      3.9%       220,349     228,558     (3.6%)
       Other sales  ........      2.6%       147,020     142,893      2.9%
                               ---------  ----------  ----------

       Total sales  ........    100.0%    $5,652,890  $5,394,228     +4.8%

                                        (in thousands of dollars)
                                          2 Quarters Year-to-date
                               % of 1995  ------------------------
       Lines of Business         Sales        1995         1994      Change
       ---------------------   ---------  -----------  -----------   ------
       Food Stores  ........     93.9%    $10,434,665  $ 9,975,420    +4.6%
       Convenience Stores ..      3.7%        407,403      425,762    (4.3%)
       Other sales  ........      2.4%        275,776      321,850   (14.3%)
                               ---------  -----------  -----------

       Total sales  ........    100.0%    $11,117,844  $10,723,032    +3.7%


The decrease in total convenience stores sales is due to the sale in January 1995 of Time Saver Stores, Inc., which operated 116 convenience stores. Adjusting 1994 second quarter sales to exclude Time Saver's sales would result in a 10.7% increase in convenience store sales in the second quarter of 1995 and a 10.8% increase year-to-date. Convenience stores' identical grocery sales increased 1.2% and identical gasoline sales increased 9.0%. Sales for the six company convenience store group were strengthened by a 9.1% increase in the average retail price per gallon of gasoline.

Other sales include outside sales by the Company's manufacturing divisions and sales of general merchandise to Hook-SupeRx, Inc.
(HSI). HSI completed an expansion of its warehouse in early 1994 and discontinued its purchases from the Company. In 1994, sales to HSI were $48.3 million. Adjusting second quarter and year-to-date 1994 sales to eliminate these sales would produce a 3.3% and a .8% increase in other sales, respectively.

Total sales increased 5.4% for the quarter and 4.7% year-to-date after adjusting for the other sales to HSI and the sale of Time
Saver Stores, Inc.

As the Company's storing program progresses, the impact on identical sales from the shifting of sales from existing stores to new stores is expected to continue. Total sales, however, will benefit from the approximately 55 to 60 additional new stores or remodels that are planned for the remainder of the year. Additionally, the savings that will be realized from technology and logistics improvements should allow more competitive pricing and improved service to increase sales in both existing and new store locations. Inflation is not expected to have a material effect on sales.


EBITD

The Company's Credit Agreement and the indentures underlying approximately $1.4 billion of publicly issued debt contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, unusual and extraordinary items ("EBITD"). All such covenants are based, among other things, upon generally accepted accounting principles ("GAAP") as applied on a date prior to January 3, 1993. The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At June 17, 1995 the Company was in compliance with all covenants of its Credit Agreement and publicly issued debt. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

During the second quarter 1995, EBITD, which does not include the effect of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", increased 11.8% to $292.1 million from $261.2 million. Year-to-date 1995 EBITD increased 10.1% to $548.9 million from $498.7 million. The increase in EBITD was the result of many factors, including the increase in food store sales from existing and new stores combined with improvements in gross profit rates, a decline in the operating, general and administrative expenses as a percentage of sales, and private label sales that are outpacing total sales increases.


MERCHANDISE COSTS

Merchandise costs, including warehousing and transportation expense and LIFO charges, for the second quarter 1995 were once again favorably affected by the Company's capital investment in warehouse and distribution technology. Merchandise costs were also positively affected by the Company's advances in consolidated warehousing and distribution and coordinated purchasing.

                                                           2 Quarters
                                      2nd Quarter         Year-to-date
                                    ---------------     ---------------
                                     1995     1994       1995     1994
                                    ------   ------     ------   ------
        Merchandise Costs - LIFO    75.50%   75.66%     75.53%   75.86%
        LIFO Charge                   .06%     .06%       .06%     .06%
                                    ------   ------     ------   ------
        Merchandise Costs - FIFO    75.44%   75.60%     75.47%   75.80%

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating, general and administrative expenses in the second quarter 1995 decreased to 18.20% of sales from 18.33% last year.
Year-to-date operating, general and administrative expenses in 1995 were 18.39% compared to 18.31% in 1994.

Sales growth has helped to control operating, general and administrative expenses as a percentage of sales. Additionally, the Company has signed labor contracts which are helping to control both wages and benefits. The Company's investments in technology are having a favorable effect on costs by increasing employee productivity and reducing store wages. Some of these savings are offset by the Company's capital expansion program that affects operating, general and administrative expenses as costs are incurred to open and expand new stores.


NET INTEREST EXPENSE

Net interest expense declined to $74.6 million in the second quarter 1995 from $75.0 million in last year's second quarter. Year-to-date net interest expense totalled $150.0 million as compared to $151.0 million in the first half of 1994. The Company expects 1995 net interest expense to total approximately $320 million, a decrease of $5 million from the beginning of the year estimate due to the current interest rate environment.

The Company has purchased a portion of the debt issued by the lenders of certain of its structured financings, which cannot be retired early, in an effort to effectively further reduce the Company's interest expense. Excluding the debt incurred to make these purchases, which are classified as investments, the Company's long-term debt at the end of the second quarter was $3.652 billion, down from $3.925 billion at the end of the 1994 second quarter.
Net operating working capital declined by $199.6 million as compared to the second quarter 1994 to the level of $53.7 million.


NET EARNINGS

The Company's net earnings in the second quarter 1995 were $77.0 million or $.63 per share on a fully diluted basis compared to net earnings in the second quarter 1994 of $67.3 million or $.55 per share. Net earnings in 1995 were negatively affected by an extraordinary loss of $5.5 million or $.04 per share compared to an extraordinary loss of $2.6 million or $.02 per share in 1994. Year-to-date net earnings in 1995 were $136.2 million or $1.10 per share on a fully-diluted basis compared to net earnings in 1994 of $114.7 million or $.94 per share. 1995 year-to-date net earnings included a $10.8 million extraordinary loss compared to $11.0 million in 1994. The extraordinary loss in both years resulted from the early retirement of the Company's high-cost debt. The Company expects to incur an extraordinary loss in each quarter of 1995 as it continues to retire high-cost debt.

Second quarter earnings before the extraordinary loss totalled
$82.5 million in 1995 compared to $70.0 million in 1994. Year-to-date earnings before the extraordinary loss totalled $146.9 million in 1995 compared to $125.7 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter 1995 the Company purchased $81.3 million of its various senior subordinated debt issues. Through two quarters of 1995 the Company has purchased $201.4 million of these issues.

At the end of the second quarter 1995 the Company had $626.9 million available under its Credit Agreement to meet short-term liquidity needs.

Capital expenditures for the second quarter 1995 totaled $150.5 million compared to $98.2 million for the second quarter 1994. Capital expenditures for the year are expected to total approximately $625 million compared to $534.1 million during all of 1994. This will enable the Company to open or expand approximately 90 stores and remodel 65 additional stores. Capital expenditures will also be made in the areas of logistics and technology projects. Through two quarters of 1995, the Company has opened, expanded or acquired 30 new stores and completed 25 remodels.

During the first half of 1995 the Company issued $6.2 million of senior subordinated notes with interest rates ranging from 9% to 9-1/4% and maturities ranging from 2004 through 2005. The Company also issued 9.27% First Mortgage Bonds in the amount of $35.6 million due in the year 2010 and $14.4 million of 9.0% mortgages due in 2010. The net proceeds of the offerings were initially used to repay amounts outstanding under the Credit Agreement and thereafter the Company used amounts available thereunder to purchase, on the open market, portions of its higher-cost long-term debt.

CONSOLIDATED STATEMENT OF CASH FLOWS

The Company generated $434.3 million of cash from operating activities during the first half of 1995 compared to $428.4 million during the same period last year. The increase is due in part to increased operating profits before depreciation of $36.8 million over 1994. The increased profits were offset by changes in operating assets and liabilities that provided $130.9 million of cash in 1995 compared to $160.2 million in 1994.

Investing activities used $209.9 million in cash during the first half of 1995 compared to $195.8 million last year. The net increase in the use of cash is due to $62.2 million of additional capital expenditures offset by additional cash proceeds from the sale of assets of $32.9 million, primarily due to the sale of Time Saver Stores, Inc., and a reduction of $15.2 million in the use of cash to increase property held for sale and other investments.

Financing activities used $203.8 million in cash compared to $248.3 million in the first half of last year. The decrease is due to a decline of $72.9 million in the use of cash for the net reduction in long-term debt. This was offset by a $28.5 million reduction in cash proceeds from the sale of stock.



SUBSEQUENT EVENTS

On July 20, 1995 the Company amended its Credit Agreement to extend the maturity of the Company's $1.75 billion revolving credit facility by one year to July 2002, to reduce interest rates on the Company's bank debt, and to provide for the release of collateral if certain financial ratios are achieved.

                      PART II - OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     (a)  May 18, 1995  -- Annual Meeting

     (c) The shareholders elected four directors to serve until the annual meeting in 1998 or until their successors have been elected and qualified, and ratified the selection of Coopers & Lybrand, L.L.P. as Company auditors for 1995.

          Votes cast were as follows:

                                 For         Withheld  Broker Non-Votes

     John L. Clendenin        94,176,366     920,674        -0-
     Patricia Shontz Longe    94,191,559     905,481        -0-
     Thomas H. O'Leary        94,179,091     917,949        -0-
     James D. Woods           94,155,396     941,644        -0-


                           For          Against   Withheld  Broker Non-Votes

     Coopers &
     Lybrand, L.L.P.     93,946,601     591,483   558,956        -0-






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

          Exhibit 4.1 - Instruments defining the rights of holders
          -----------
          of long-term debt of the Company and its subsidiaries are
          not filed as Exhibits because the amount of debt under
          each instrument is less than 10% of the consolidated
          assets of the Company.  The Company undertakes to file
          these instruments with the Commission upon request.

          Exhibit 11.1 - Statement of Computation of Consolidated
          ------------
          Earnings (Loss) Per Share.

          Exhibit 27.1 - Financial Data Schedule.
          ------------

          Exhibit 99.1 - Additional Exhibits - Statement of
          ------------
          Computation of Ratio of Earnings to Fixed Charges.


     (b) The Company disclosed and filed its first quarter 1995 earnings release in its Current Report on Form 8-K dated
          April 18, 1995.




                              SIGNATURES
                              -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE KROGER CO.



Dated:  July 25, 1995              (Joseph A. Pichler)
                                   Joseph A. Pichler
                                   Chairman of the Board and
                                   Chief Executive Officer



Dated:  July 25, 1995              (J. Michael Schlotman)
                                   J. Michael Schlotman
                                   Vice President and
                                   Corporate Controller












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

     Exhibit 11.1 - Statement of Computation of Consolidated
Earnings (Loss) Per Share.

     Exhibit 27.1 - Financial Data Schedule.

     Exhibit 99.1 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.









                             EXHIBIT 11.1

         COMPUTATION OF CONSOLIDATED EARNINGS (LOSS) PER SHARE
               (in thousands, except per share amounts)
                              (unaudited)


                                                          2nd Quarter Ended           2 Quarters Ended
                                                       ----------   ----------    ----------   ----------
                                                         June 17,     June 18,     June 17,     June 18,
                                                          1995         1994          1995         1994
                                                       ----------   ----------    ----------   ----------
Earnings before extraordinary loss . . . . . . . .     $  82,464     $ 69,978     $ 146,941    $ 125,668
Extraordinary loss . . . . . . . . . . . . . . . .        (5,451)      (2,645)      (10,788)     (10,978)
                                                       ----------   ----------    ----------   ----------

Net earnings . . . . . . . . . . . . . . . . . . .     $  77,013     $ 67,333     $ 136,153    $ 114,690
                                                       ==========   ==========    ==========   ==========


PRIMARY <F1>
- ------------

Weighted average common and dilutive
   common equivalent shares:
     Common stock outstanding . . . . . . . . . . .      111,465      109,546       111,298      108,903
     Stock options. . . . . . . . . . . . . . . . .        3,926        3,420         3,893        3,542
                                                       ----------    ---------    ----------   ----------
                                                         115,391      112,966       115,191      112,445
                                                       ==========    =========    ==========   ==========

Primary earnings from continuing
   operations per share . . . . . . . . . . . . . .    $     .71     $    .62     $    1.28    $    1.12
Primary results of extraordinary loss per share . .         (.05)        (.02)         (.09)        (.10)
                                                       ----------    ---------    ----------   ----------

Primary net earnings per share. . . . . . . . . . .    $     .66     $    .60     $    1.19    $    1.02
                                                       ==========    =========    ==========   ==========

FULLY DILUTED <F1>

Weighted average common shares
   and all other dilutive securities:
     Common stock outstanding . . . . . . . . . . .      111,465      109,546       111,298      108,903
     Stock options. . . . . . . . . . . . . . . . .        4,466        3,652         4,454        3,986
     Convertible debt . . . . . . . . . . . . . . .       10,707       17,074        10,707       17,074
                                                       ----------    ---------    ----------   ----------
                                                         126,638      130,272       126,459      129,963
                                                       ==========    =========    ==========   ==========

Fully diluted earnings from
   continuing operations per share <F2> . . . . . .    $     .67     $    .57     $    1.19    $    1.02
Fully diluted results of extraordinary
   loss per share . . . . . . . . . . . . . . . . .         (.04)        (.02)         (.09)        (.08)
                                                       ----------    ---------    ----------   ----------
Fully diluted net earnings per share <F2> . . . . .    $     .63     $    .55     $    1.10    $     .94
                                                       ==========    =========    ==========   ==========

<F1> The Convertible Junior Subordinated Notes issued in December
     1992 and the Convertible Junior Subordinated Debentures issued in March 1991 are not included in the computation of primary earnings per share since they are not common stock equivalents. The Convertible Junior Subordinated Notes are included in the fully diluted earnings per share calculation for the quarters ended June 17, 1995 and June 18, 1994 and the two quarters ended June 17, 1995 and June 18, 1994. The Convertible Junior Subordinated Debentures are included in the fully diluted earnings per share calculation for the quarter and two quarters ended June 18, 1994. They are not included for the quarter and two quarters ended June 17, 1995 as they were redeemed on October 24, 1994.

<F2> Earnings used to calculate fully diluted earnings per share have been adjusted to reflect the tax effected interest expense of $1.8 million and $3.7 million, respectively, for the quarters ended June 17, 1995 and June 18, 1994 and $3.6 million and $7.4 million, respectively, for the two quarters ended June 17, 1995 and June 18, 1994 that would have been avoided in connection with the assumed conversion of the convertible debt issue as of the beginning of each year.


                             EXHIBIT 99.1


Schedule of computation of ratio of earnings to fixed charges of The Kroger Co. and consolidated subsidiary companies and unconsolidated companies as if consolidated for the five fiscal years ended December 31, 1994 and for the two quarters ended June
17, 1995 and June 18, 1994.



                            Two Quarters Ended                          Fiscal Years Ended
                           ---------------------  ---------------------------------------------------------------
                            June 17,   June 18,   December 31,  January 1,  January 2,  December 28, December 29,
                              1995       1994        1994        1994         1993          1991         1990
                           (24 Weeks) (24 Weeks)   (52 Weeks)  (52 Weeks)   (53 weeks)   (52 weeks)   (52 Weeks)
                           ---------- ----------  ------------ -----------  ----------  ------------ ------------
                                                           (in thousands of dollars)
Earnings
  Earnings from continuing
  operations before tax
  expense and
  extraordinary loss . . .  $242,802   $205,485    $421,363     $283,938   $173,415    $168,595     $142,203
  Fixed charges. . . . . .   231,975    233,209     500,599      556,008    640,004     687,227      708,455

  Capitalized interest . .    (1,735)      (772)     (2,521)         230       (960)        122          (39)
                            ---------  ---------   ---------    --------   ---------   --------     ---------
                            $473,042   $437,922    $919,441     $840,176   $812,459    $855,944     $850,619
                            =========  =========   =========    ========   =========   ========     =========
Fixed Charges
  Interest . . . . . . . .  $152,084   $152,372    $331,097     $391,693   $476,932    $536,485     $565,540
  Portion of rental
  payments deemed to be
  interest. . . . . . . .     79,891     80,837     169,502      164,315    163,072     150,742      142,915
                            ---------  ---------   ---------    --------   ---------   --------     --------
                            $231,975   $233,209    $500,599     $556,008   $640,004    $687,227     $708,455
                            =========  =========   =========    ========   =========   ========     ========

Ratio of Earnings to
  Fixed Charges . . . . .        2.0        1.9         1.8          1.5        1.3         1.2          1.2
