Form 10-Q
period 1995-10-07
KROGER CO
filed 1995-11-01
CIK 56873

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the
--- Securities Exchange Act of 1934 for the quarterly period ended October 7, 1995 or

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to___________

     Commission file number    1-303

                            THE KROGER CO.


An Ohio Corporation                  I.R.S. Employer Identification
                                            No. 31-0345740


1014 Vine Street, Cincinnati, OH                    45202
----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code   (513) 762-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No           .
    --------       -----------

There were 123,617,733 shares of Common Stock ($1 par value) outstanding as of October 20, 1995.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information for the quarters ended October 7, 1995 and October 8, 1994 includes the results of operations of The Kroger Co. for the 16 and 40 week periods ended October 7, 1995 and October 8, 1994, and of Dillon Companies, Inc. for the 13 and 39 week periods ended September 30, 1995 and October 1, 1994. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.



















                                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                                (in thousands, except per share amounts)
                                                              (unaudited)
                                                              3rd Quarter Ended       3 Quarters Ended
                                                           ----------------------  ------------------------
                                                           October 7,  October 8,   October 7,   October 8,
                                                              1995        1994        1995          1994
                                                           ----------  ----------  -----------  -----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .    $6,959,216  $6,650,256  $18,077,061  $17,373,289
                                                           ----------  ----------  -----------  -----------
Costs and expenses:
 Merchandise costs, including warehousing and
  transportation. . . . . . . . . . . . . . . . . . . .     5,284,006   5,052,997   13,681,241   13,187,111
 Operating, general and administrative. . . . . . . . .     1,303,774   1,251,569    3,348,224    3,214,447
 Rent . . . . . . . . . . . . . . . . . . . . . . . . .        86,561      90,256      227,711      233,078
 Depreciation and amortization. . . . . . . . . . . . .        89,424      82,574      231,670      209,268
 Interest expense, net. . . . . . . . . . . . . . . . .        93,430     100,722      243,393      251,762

     Total. . . . . . . . . . . . . . . . . . . . . . .     6,857,195   6,578,118   17,732,239   17,095,666
                                                           ----------  ----------  -----------  -----------

Earnings before income tax expense and
 extraordinary loss . . . . . . . . . . . . . . . . . .       102,021      72,138      344,822      277,623
Tax expense . . . . . . . . . . . . . . . . . . . . . .        39,344      20,941      135,205      100,758
                                                           ----------  ----------  -----------  -----------

Earnings before extraordinary loss. . . . . . . . . . .        62,677      51,197      209,617      176,865
Extraordinary loss (net of income tax credit) . . . . .        (1,516)    (15,175)     (12,303)     (26,152)
                                                           ----------  ----------  -----------  -----------
     Net earnings . . . . . . . . . . . . . . . . . . .    $   61,161  $   36,022   $  197,314  $   150,713
                                                           ==========  ==========  ===========  ===========

Primary earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . .         $ .52       $ .45       $ 1.78       $ 1.56
 Extraordinary loss . . . . . . . . . . . . . . . . . .          (.01)       (.13)        (.10)        (.23)
                                                                -----       -----       ------       ------
   Net earnings . . . . . . . . . . . . . . . . . . . .         $ .51       $ .32       $ 1.68       $ 1.33
                                                                =====       =====       ======       ======

Average number of common shares used in primary per
 share calculation. . . . . . . . . . . . . . . . . . .       121,617     114,194      117,669      113,126

Fully diluted earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . .         $ .49       $ .43       $ 1.66       $ 1.45
 Extraordinary loss . . . . . . . . . . . . . . . . . .          (.01)       (.12)        (.10)        (.20)
                                                                -----       -----       ------       ------
     Net earnings . . . . . . . . . . . . . . . . . . .         $ .48       $ .31       $ 1.56       $ 1.25
                                                                =====       =====       ======       ======

Average number of common shares used in fully diluted
 per share calculations . . . . . . . . . . . . . . . .       129,019     131,711      128,441      130,921


-------------------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

                                                       CONSOLIDATED BALANCE SHEET
                                                       (in thousands of dollars)
                                                              (unaudited)
                                                                October 7,          December 31,
                                                                   1995                 1994
                                                                ----------          ------------
ASSETS
Current assets
  Cash and temporary cash investments . . . . . . . . . .       $   43,880           $   27,223
  Receivables . . . . . . . . . . . . . . . . . . . . . .          266,127              270,811
  Inventories:
    FIFO cost . . . . . . . . . . . . . . . . . . . . . .        1,957,823            2,053,207
    Less LIFO reserve . . . . . . . . . . . . . . . . . .         (451,560)            (438,184)
                                                                ----------           ----------
                                                                 1,506,263            1,615,023
  Property held for sale. . . . . . . . . . . . . . . . .           49,549               39,631
  Prepaid and other current assets. . . . . . . . . . . .          209,988              199,437
                                                                ----------           ----------
      Total current assets. . . . . . . . . . . . . . . .        2,075,807            2,152,125

Property, plant and equipment, net. . . . . . . . . . . .        2,482,956            2,252,663
Investments and other assets. . . . . . . . . . . . . . .          281,257              302,886
                                                                ----------           ----------
      Total Assets. . . . . . . . . . . . . . . . . . . .       $4,840,020           $4,707,674
                                                                ==========           ==========

LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .       $   14,521           $    7,926
  Current portion of obligations under
    capital leases. . . . . . . . . . . . . . . . . . . .            8,878                8,467
  Accounts payable. . . . . . . . . . . . . . . . . . . .        1,441,660            1,425,612
  Other current liabilities . . . . . . . . . . . . . . .        1,013,858              952,963
                                                                ----------           ----------
      Total current liabilities . . . . . . . . . . . . .        2,478,917            2,394,968

Long-term debt. . . . . . . . . . . . . . . . . . . . . .        3,331,930            3,726,343
Obligations under capital leases. . . . . . . . . . . . .          173,487              162,851
Deferred income taxes . . . . . . . . . . . . . . . . . .          157,830              172,690
Other long-term liabilities . . . . . . . . . . . . . . .          427,149              404,506
                                                                ----------           ----------
      Total Liabilities . . . . . . . . . . . . . . . . .        6,569,313            6,861,358
                                                                ----------           ----------

SHAREOWNERS' DEFICIT
Common capital stock, par $1, at stated value
  Authorized:  350,000,000 shares
  Issued:  1995 - 133,141,753 shares
           1994 - 120,573,148 shares. . . . . . . . . . .          565,695              338,568
Accumulated deficit . . . . . . . . . . . . . . . . . . .       (2,051,422)          (2,248,736)
Common stock in treasury, at cost
           1995 -  9,573,979 shares
           1994 -  9,576,231 shares . . . . . . . . . . .         (243,566)            (243,516)
                                                                ----------           ----------
    Total Shareowners' Deficit                                  (1,729,293)          (2,153,684)
                                                                ----------           ----------
    Total Liabilities and Shareowners' Deficit. . . . . .       $4,840,020           $4,707,674
                                                                ==========           ==========

----------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.


                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (in thousands of dollars)
                                                              (unaudited)
                                                                           3 Quarters Ended
                                                                    ------------------------------
                                                                     October 7,         October 8,
                                                                        1995               1994

                                                                    ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . .   $  197,314         $  150,713
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .       12,303             26,152
     Depreciation and amortization. . . . . . . . . . . . . . . .      231,670            209,268
     Amortization of deferred financing costs . . . . . . . . . .        9,803             11,373
     Gain on sale of investment . . . . . . . . . . . . . . . . .                         (25,099)
     Contribution of stock. . . . . . . . . . . . . . . . . . . .                           4,364
     LIFO charge. . . . . . . . . . . . . . . . . . . . . . . . .       16,500             15,500
     Net increase in cash from changes in operating assets and
       liabilities, net of effects from sale of subsidiary,
       detail below . . . . . . . . . . . . . . . . . . . . . . .      157,134            154,830
     Other changes, net . . . . . . . . . . . . . . . . . . . . .       (4,128)             1,361
                                                                      --------         ----------
        Net cash provided by operating activities . . . . . . . .      620,596            548,462
                                                                      --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .     (462,095)          (372,944)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .       48,489              9,907
  Increase in property held for sale. . . . . . . . . . . . . . .       (8,861)            (6,131)
  (Increase) decrease in other investments  . . . . . . . . . . .        7,836             (8,952)
  Proceeds from sale of investment. . . . . . . . . . . . . . . .                          50,469
                                                                      --------         ----------

        Net cash used by investing activities . . . . . . . . . .     (414,631)          (327,651)
                                                                      --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .      (16,597)           (14,676)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .       (7,379)           (14,431)
  Principal payments under capital lease obligations. . . . . . .       (6,619)            (6,145)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .       76,698            886,824
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .     (264,673)        (1,172,848)
  Proceeds from sale of treasury stock. . . . . . . . . . . . . .          151             30,528
  Proceeds from issuance of capital stock . . . . . . . . . . . .       29,111             22,652
                                                                      --------         ----------


        Net cash used by financing activities . . . . . . . . . .     (189,308)          (268,096)
                                                                      --------         ----------

Net increase (decrease) in cash and temporary cash investments. .       16,657            (47,285)

Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .       27,223            121,253
                                                                      --------         ----------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .     $ 43,880         $   73,968
                                                                      ========         ==========


INCREASE (DECREASE) IN CASH FROM CHANGES IN OPERATING ASSETS AND LIABILITIES:

    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .     $ 87,453         $   22,699
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . .        3,732             30,847
    Prepaid and other current assets. . . . . . . . . . . . . . .      (11,816)           (12,364)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .       18,907             (4,454)
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .      (14,860)           (18,859)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .       73,718            136,961
                                                                      --------         ----------
                                                                      $157,134         $  154,830
                                                                      ========         ==========

-------------------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

Supplemental disclosures of cash flow information:

                                                       3 Quarters Ended
                                                  --------------------------
                                                  October 7,      October 8,
                                                     1995            1994
                                                  ----------      ----------
Cash paid during the period for:

   Interest (net of amount capitalized)            $238,792        $230,611
   Income taxes                                     151,114         112,484


-----------------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

1.   INCOME TAXES
     ------------

     The effective income tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes. Additionally, in the third quarter ended October 8, 1994, tax expense includes a $5.9 million credit (4 cents per fully-diluted share) from the donation of a $4.3 million book value asset to The Kroger Co. Foundation that had a market value of $19.6 million.


2.   EXTRAORDINARY LOSS
     ------------------
     The extraordinary loss for the three quarters ended October 7, 1995 and October 8, 1994 of $12.3 million and $26.2 million, respectively (net of income taxes of $7.9 million and $16.7 million, respectively) and for the third quarter ended October 7, 1995 and October 8, 1994 of $1.5 million and $15.2 million (net of income taxes of $1.0 million and $9.7 million, respectively) is related to the early retirement of long-term debt. During the third quarter of 1995 the Company repurchased $24.9 million of its senior subordinated debt issues. Year-to-date 1995 purchases total $226.3 million.


3.   EARNINGS PER COMMON SHARE
     -------------------------
     Primary earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options. Fully diluted earnings per common share for the third quarter and three quarters ended October 7, 1995 are computed by adjusting both net earnings and shares outstanding as if the September 1995 conversion of its Convertible Junior Subordinated Notes occurred on the first day of the period. Fully diluted earnings per common share for the third quarter and three quarters ended October 8, 1994 are computed by adjusting both net earnings and shares outstanding for the effect of the assumed conversion of the Convertible Junior Subordinated Debentures issued in March 1991 and the Convertible Junior Subordinated Notes issued in December 1992. The Convertible Junior Subordinated Debentures were not included for the third quarter and three quarters ended October 7, 1995 because they were redeemed on October 24, 1994.


4.   LONG-TERM DEBT
     --------------

     During the third quarter of 1995 the Company issued a redemption notice to the holders of the remaining outstanding balance of its $200 million of 6-3/8% Convertible Junior Subordinated Notes due 1999. All of the holders elected to convert the Notes into approximately 10.7 million shares of common stock on or before the redemption date of September 5, 1995. Conversion of the Notes to equity reduces the Company's annual interest expense by approximately $13 million.

     During 1995 the Company issued $6.2 million General Term Notes(R), Series B, with initial interest rates, either fixed or variable, ranging from 9% to 9-1/4% and maturities ranging from 2004 through 2005. The Company also issued 9.27% First Mortgage Bonds in the amount of $35.6 million due 2010 and $14.4 million of 9.0% mortgages due 2010.



(R) Registered Service mark of J. W. Korth & Company

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Total sales for the third quarter of 1995 increased 4.6% over third quarter 1994 to a new third quarter record of $6.96 billion. Food stores sales increased 5.0% over the 1994 third quarter. Sales are being positively affected by the Company's accelerated store construction. Square footage increased 4.3% over the third quarter of 1994. Sales in identical food stores, units that have been in operation for one full year and have not been expanded, increased 1.4% versus a 2.3% increase in 1994. Identical store sales were adversely affected by new competitive store openings as well as by the Company's new stores. The Company's capital expenditure emphasis is more heavily concentrated in existing markets with growth potential which causes sales from existing stores to be shifted to new stores within proximity of the existing stores. Year-to-date identical sales were up 1.3%. The Company estimates that inflation affected sales by approximately 1%.

A review of sales trends by lines of business includes:

                                        (in thousands of dollars)
                                               3rd Quarter
                               % of 1995  ----------------------
       Lines of Business         Sales       1995        1994       Change
       ---------------------   ---------  ----------  ----------    ------
       Food Stores  ........     94.0%    $6,540,486  $6,229,127     +5.0%
       Convenience Stores ..      3.3%       232,890     246,936     (5.7%)
       Other sales  ........      2.7%       185,840     174,193     +6.7%
                               ---------  ----------  ----------    ------
       Total sales  ........    100.0%    $6,959,216  $6,650,256     +4.6%

                                        (in thousands of dollars)
                                           3 Quarters Year-to-date
                               % of 1995  ------------------------
       Lines of Business         Sales        1995         1994      Change
       ----------------------  ---------  -----------  -----------   ------
       Food Stores  ........     93.9%    $16,975,151  $16,204,547    +4.8%
       Convenience Stores ..      3.5%        640,294      672,699    (4.8%)
       Other sales  ........      2.6%        461,616      496,043    (6.9%)
                               ---------  -----------  -----------   ------

       Total sales  ........    100.0%    $18,077,061  $17,373,289    +4.1%

The decrease in total convenience stores sales is due to the sale in January 1995 of Time Saver Stores, Inc., which operated 116 convenience stores. Adjusting 1994 third quarter sales to exclude Time Saver's sales would result in a 6.2% increase in convenience stores sales in the third quarter of 1995 and an 8.4% increase year-to-date. Convenience stores identical grocery sales increased 3.5% and identical gasoline sales decreased .3%. The decrease in identical gasoline sales was a product of a .7% increase in gallons sold combined with a 1.0% decrease in the average retail price per gallon.

Other sales primarily consists of outside sales by the Company's manufacturing divisions. The 6.7% increase in other sales for the third quarter of 1995 over the third quarter of 1994 reflects the increased level of outside sales of manufactured product. Through the first quarter of 1994, sales of general merchandise to Hook-SupeRx, Inc. (HSI) were also included in other sales. Purchases were discontinued by HSI in the first quarter 1994. Adjusting third quarter 1994 year-to-date other sales to eliminate the HSI sales would produce a 3.1% increase in other sales.

Total sales increased 5.1% for the quarter and 4.8% year-to-date after adjusting for the other sales to HSI and the sale of Time
Saver Stores, Inc.

As the Company's storing program progresses, the impact on identical sales from the shifting of sales from existing stores to new stores is expected to continue. Total sales, however, are expected to benefit from the additional new stores or remodels that are planned for the remainder of the year. Competitive pressures in some markets also will continue to affect sales. The Company's geographic diversity, however, is expected to help limit the competitive impact on consolidated sales.


EBITD

The Company's Credit Agreement and the indentures underlying approximately $1.3 billion of publicly issued debt contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, unusual and extraordinary items ("EBITD"). All such covenants are based, among other things, upon generally accepted accounting principles ("GAAP") as applied on a date prior to January 3, 1993. The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At October 7, 1995 the Company was in compliance with all covenants of its Credit Agreement. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

During the third quarter 1995, EBITD, which does not include the effect of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", increased 8.8% to $299.0 million from $274.8 million. Year-to-date 1995 EBITD increased 9.6% to $847.9 million from $773.5 million. The increase in EBITD was the result of many factors, including the increase in total sales, an improvement in gross profit rates, and a decline in operating, general and administrative expenses as a percentage of sales.


MERCHANDISE COSTS

Merchandise costs, including warehousing and transportation expense and LIFO charges, for the third quarter 1995 were favorably affected by the Company's advances in consolidated warehousing and distribution, improvements in coordinated purchasing, and increased private label sales. Warehousing and distribution costs as a percent of sales decreased 5 basis points from the 3rd quarter of 1994. The Company continues to invest capital in technology and logistics with the goal of reducing the costs of operations.

                                                           3 Quarters
                                      3rd Quarter         Year-to-date
                                    ---------------     ---------------
                                     1995     1994       1995     1994
                                    ------   ------     ------   ------
        Merchandise Costs - LIFO    75.93%   75.98%     75.68%   75.90%
        LIFO Charge                   .14%     .13%       .09%     .08%
                                    ------   ------     ------   ------
        Merchandise Costs - FIFO    75.79%   75.85%     75.59%   75.82%

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating, general and administrative expenses in the third quarter 1995 decreased to 18.73% of sales from 18.82% last year. Year-to-date operating, general and administrative expenses in 1995 were 18.52% compared to 18.50% in 1994.

Sales growth has helped to control operating, general and administrative expenses as a percentage of sales. Decreases in life, health and accident insurance costs as well as a reduction in utility expenses have also contributed to the rate decline. Additionally, the Company is negotiating longer term labor agreements which are helping to control total employee costs. Operating, general and administrative expenses are negatively affected by the Company's capital expansion program as costs are incurred to open and expand new stores.


NET INTEREST EXPENSE


Net interest expense declined to $93.4 million in the third quarter 1995 from $100.7 million in last year's third quarter. Year-to-date net interest expense totalled $243.4 million as compared to $251.8 million in 1994. The Company expects 1995 net interest expense to total approximately $315-$320 million. The conversion of the Company's remaining $200 million of 6-3/8% Convertible Junior Subordinated Notes that were due in 1999 into 10.7 million shares of common stock will save approximately $13 million of interest expense on an annual basis.

The Company has purchased a portion of the debt issued by the lenders of certain of its structured financings, which cannot be retired early, in an effort to effectively further reduce the Company's interest expense. Excluding the debt incurred to make these purchases, which are classified as investments, and reflecting the conversion of the Convertible Junior Subordinated Notes to stock, the Company's long-term debt at the end of the third quarter was $3.47 billion, down from $3.91 billion at the end of the 1994 third quarter. Net operating working capital declined to $6.2 million, a decrease of $193.5 million as compared to the third quarter 1994.


NET EARNINGS

The Company's net earnings in the third quarter 1995 were $61.2 million or $.48 per share on a fully diluted basis compared to net earnings in the third quarter 1994 of $36.0 million or $.31 per share. Net earnings in 1995 were negatively affected by an extraordinary loss of $1.5 million or $.01 per share compared to an extraordinary loss of $15.2 million or $.12 per share in 1994. Year-to-date net earnings in 1995 were $197.3 million or $1.56 per share on a fully-diluted basis compared to net earnings in 1994 of $150.7 million or $1.25 per share. 1995 year-to-date net earnings included a $12.3 million extraordinary loss compared to a $26.2 million extraordinary loss in 1994. The extraordinary loss in both years resulted from the early retirement of the Company's high-cost debt. The Company expects to incur an extraordinary loss in each quarter of 1995 as it continues to retire high-cost debt.

Third quarter earnings before the extraordinary loss totalled $62.7 million in 1995 compared to $51.2 million in 1994. Year-to-date earnings before the extraordinary loss totalled $209.6 million in 1995 compared to $176.9 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter 1995 the Company purchased $24.9 million of its various senior subordinated debt issues. Through three quarters of 1995 the Company has purchased $226.3 million of these issues. Additionally, in the third quarter the holders of the remaining $200 million of the Company's 6-3/8% Convertible Junior Subordinated Notes elected to convert the Notes into common stock upon receipt of the Company's redemption notice.

At the end of the third quarter 1995 the Company had $605.3 million available under its Credit Agreement to meet short-term liquidity needs.

Capital expenditures for the third quarter 1995 totaled $217.7 million compared to $190.7 million for the third quarter 1994. Capital expenditures for the year are expected to total approximately $625 million compared to $534.1 million during all of 1994. This will enable the Company to open or expand approximately 90 stores and remodel 65 additional stores. Capital expenditures also will be made in the areas of logistics and technology projects. Through three quarters of 1995, the Company has opened, expanded or acquired 48 new stores and completed 49 remodels.

During the first three quarters of 1995 the Company issued $6.2 million of senior subordinated notes with interest rates ranging from 9% to 9-1/4% and maturities ranging from 2004 through 2005. The Company also issued 9.27% First Mortgage Bonds in the amount of $35.6 million due in the year 2010 and $14.4 million of 9.0% mortgages due in 2010. The net proceeds of the offerings were initially used to repay amounts outstanding under the Credit Agreement and thereafter the Company used amounts available thereunder to purchase, on the open market, portions of its higher-cost long-term debt.

CONSOLIDATED STATEMENT OF CASH FLOWS

The Company generated $620.6 million of cash from operating activities through the first three quarters of 1995 compared to $548.5 million during the same period last year. The increase is due in part to increased operating profits before depreciation of $75.9 million over 1994. Changes in operating assets and liabilities also provided $157.1 million of cash in 1995 compared to $154.8 million in 1994.

Investing activities used $414.6 million in cash during the first three quarters of 1995 compared to $327.7 million last year. The net increase in the use of cash is due to $89.2 million of additional capital expenditures combined with a $11.9 million decrease in cash proceeds from the sale of assets and investments. These additional uses of cash were offset by a net decrease of $14.1 million in the use of cash to increase property held for sale and other investments.

Financing activities used $189.3 million in cash compared to $268.1 million in the first three quarters of last year. The decrease is due to a decline of $98.0 million in the use of cash for the net reduction in long-term debt and a decrease of $5.1 million to pay for debt prepayment and new financing charges. This was offset by a $23.9 million reduction in cash proceeds from the sale of stock.

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

     Exhibit 11.1 - Statement of Computation of Consolidated
     ------------
     Earnings (Loss) Per Share.

     Exhibit 27.1 - Financial Data Schedule.
     ------------

     Exhibit 99.1 - Additional Exhibits - Statement of Computation
     ------------
     of Ratio of Earnings to Fixed Charges.


(b) The Company disclosed and filed its second quarter 1995 earnings release in its Current Report on Form 8-K dated July 18, 1995.

                              SIGNATURES
                            -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE KROGER CO.



Dated:  November 1, 1995           (Joseph A. Pichler)
                                   Joseph A. Pichler
                                   Chairman of the Board and
                                   Chief Executive Officer



Dated:  November 1, 1995           (J. Michael Schlotman)
                                   J. Michael Schlotman
                                   Vice President and
                                   Corporate Controller

                             Exhibit Index
                           -------------

Exhibit
-------

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