Form 10-K
period 1995-12-30
KROGER CO
filed 1996-03-22
CIK 56873

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

                    Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


For the Fiscal Year Ended                             Commission File No. 1-303
  December 30, 1995

                                THE KROGER CO.

An Ohio Corporation                               I.R.S. Employer Identification
                                                         No. 31-0345740

Address                                            Telephone Number
-------                                            ----------------
1014 Vine St.                                       (513) 762-4000
Cincinnati, Ohio   45202

Securities registered pursuant to section 12 (b) of the Act:
                                             Name of Exchange on
Title of Class                                 which Registered
--------------                           ----------------------------
Common $1 par value                        New York Stock Exchange
124,634,336 shares outstanding on
  March 15, 1996

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

Yes ____X____     No  ________.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the Common Stock of The Kroger Co. held by
nonaffiliates as of February 12, 1996:   $4,432,772,651

Documents Incorporated by Reference:
     Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 28, 1996 incorporated by reference into Parts II and III of Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

The Company was founded in 1883, incorporated in 1902, and maintains its principal executive offices in Cincinnati, Ohio. The Company is the nation's largest supermarket operator measured by total sales for 1995. The retail food business in which the Company is engaged is highly competitive. The Company had approximately 205,000 full and part-time employees on December 30, 1995 and operated 1,325 supermarkets in 24 states.

At December 30, 1995, the Company had 694 Company owned and directly operated convenience stores in 15 states. Additionally the Company had 125 franchised convenience stores in 4 states. The Company also operates food processing facilities which enable the Company's stores to offer quality, low-cost private label perishable and non-perishable products, and a warehouse and distribution system which supplies products to its stores.


FOOD OPERATIONS

As of December 30, 1995, the Company operated 1,325 supermarkets, the locations of most of which are leased. Of this number, 1,080 supermarkets were operated under the Kroger name principally in the Midwest, South, Southeast, and Southwest in sixteen states (the "Kroger Supermarkets"). Dillon Companies, Inc. ("Dillon"), a wholly-owned subsidiary of the Company, operated 245 supermarkets in nine states, directly or through wholly-owned subsidiaries ("Dillon Supermarkets"). The Dillon Supermarkets are principally located in Colorado, Kansas, Arizona and Missouri, and operated under the names "Dillon Food Stores," "King Soopers," "Fry's Food Stores," "Gerbes Supermarkets," "City Market," and "Sav-Mor."

Foodland Distributors is a joint wholesaling venture formed in 1984 by the Company and SUPERVALU Inc., which sells a full line of grocery and general merchandise products and support services to independent and chain store retailers, including Kroger, in Michigan.

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

The Company's primary focus is on the combination food and drug store format, which offers a pharmacy plus a variety of service-oriented specialty departments in addition to the more traditional presentation of supermarkets. Combining a food store with a pharmacy, a typical combination store offers more than 40,000 individual items in a modern format. Specialty departments, including floral, service meat, seafood, pharmacy, expanded health and beauty care, video rental, book stores, cosmetics, photo finishing, deli, bakery, cheese and seasonal nonfood general merchandise, provide shoppers with a convenient one-stop shopping opportunity.

The Company's combination stores generally range from 40,000 to 80,000 square feet in size with an average size of 52,118 square feet. At December 30, 1995, combination stores accounted for 60% of the store base, 73% of supermarket square footage, and 74% of food store sales. These figures compare with 48% of the store base, 62% of supermarket square footage, and 61% of food store sales at year end 1988.

The Company's superstores, which have no pharmacy, limited specialty departments, and fewer square feet, continue to be an important component of the Company's store mix. At December 30, 1995, superstores represented 33% of the store base, but only 24% of the square footage and 23% of the food store sales. Superstores average 31,343 square feet in size.

Conventional stores are the oldest store format and offer few, if any, specialty departments. Conventional stores are substantially smaller in total square footage, averaging 17,385 square feet, and contributed 3% of total supermarket sales in 1995.

CONVENIENCE STORES

At December 30, 1995, the Company's Dillon convenience store group operated, directly or through franchise agreements, 819 convenience stores in 15 states as follows:

                                         No. Stores
Chain                           Company Owned  Franchise  Sq. Feet   States of Operation
-------------                   ------------   ----------  --------  -------------------
Kwik Shop                             175          10       481,000  Iowa, Kansas, Nebraska,
                                                                     Oklahoma, Illinois
Quik Stop                                         115       258,000  California
Turkey Hill                           223                   549,000  Pennsylvania
Loaf 'N Jug                            79                   244,000  Colorado, New Mexico,
                                                                     Oklahoma
Mini Mart                             110                   272,000  Colorado, Montana, Nebraska,
                                                                     North Dakota, South Dakota,
                                                                     Wyoming
Tom Thumb                             107                   285,000  Alabama, Florida
                                      ---         ---     ---------
                                      694         125     2,089,000

Dillon convenience stores averaged 2,551 square feet at December 30, 1995. The average store employs six to seven employees, with one or two employees on duty at any given time.

Each week, an average of 1,467 customers visit a typical Dillon convenience store to purchase gasoline and 5,157 customers visit to purchase groceries.
Each gasoline customer spends an average of $9.55 per visit and each inside store customer spends an average of $2.19 per visit. The average convenience store carries 3,000 items. About 62% of a convenience store's non-gasoline sales are generated by five product categories: soft drinks, beer, snacks, candy and tobacco products.

Each convenience store division is independently run and requires little general or administrative corporate support. The convenience store group has grown primarily by acquisition.


MANUFACTURING OPERATIONS

The Company's 37 food processing facilities supply private label products to the Company's supermarkets. The Company's dairy divisions provide private label milk, ice cream, cheese, cultured products, bottled water and juice. The Company's bakeries provide a wide variety of bread, rolls and sweet goods. The Company's grocery products divisions produce deli items, spices, salad dressings, jellies, peanut butter, and a host of other grocery items.


OTHER

The Company plans to incur approximately $35 million in additional capital expenditures during the period 1996-1998 to convert chlorofluorocarbon systems and to replace gasoline underground storage tanks at certain locations in order to comply with scheduled changes in Environmental Protection Agency standards. The expenditures are capital in nature and are not the result of environmental uncertainties or cleanup activities.


ITEM 2.  PROPERTIES

As of December 30, 1995, the Company operated more than 2,200 owned or leased supermarkets, convenience stores, distribution warehouses and food processing facilities, through store marketing areas, subsidiaries or affiliates. These facilities are located principally in the Midwest, South, Southeast and Southwest. A majority of the properties used in the conduct of the Company's business are leased.

Store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment, are generally owned by the Company. The total cost of the Company's owned assets and capitalized leases at December 30, 1995 was $5.145 billion while the accumulated depreciation was $2.482 billion.

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

Fry's Food Stores of Arizona, Inc. ("Fry's"), a subsidiary of the Company, is currently a defendant and cross-defendant in actions pending in the U.S. District Court for the Southern District of Florida entitled Harley S. Tropin v. Kenneth Thenen, et. al., No. 93-2502-CIV-MORENO and Walco Investments, Inc., et. al. v. Kenneth Thenen, et. al., No. 93-2534-CIV-MORENO. The plaintiff and cross-claimants in these actions seek unspecified damages against numerous defendants and cross-defendants, including Fry's. Plaintiffs and cross-claimants allege that a former employee of Fry's supplied false information to third parties in connection with purported sales transactions between Fry's and affiliates of Premium Sales Corporation or certain limited partnerships. Claims have been alleged against Fry's for breach of implied contract, aiding and abetting and conspiracy, conversion and civil theft, negligent supervision, fraud, and violations of 18 U.S.C. (S)(S) 1961 and 1962 (d) and Chapter 895, Florida Statutes. Fry's believes that it has substantial meritorious defenses to the claims alleged against it, and Fry's intends to defend the litigation vigorously.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

                          Common Stock Price Range
               ---------------------------------------------
                        1995                    1994
               --------------------     --------------------
Quarter         High          Low        High          Low
-------        ------        ------     ------        ------
 1st           27-7/8        23-3/8     25-7/8        19-3/8
 2nd           28            25         25-3/8        21-1/8
 3rd           34-3/4        26-1/2     26-7/8        23
 4th           37-3/4        31-7/8     26-7/8        21-3/4

Main trading market - New York Stock Exchange (Symbol KR)

Number of shareowners at year-end 1995:           49,970
Number of shareowners at March 15, 1996           49,517
  Determined by number of shareholders of record

The Company has not paid dividends on its Common Stock for the past two fiscal years. See Quarterly Data Note to Consolidated Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA

                                                               FISCAL YEARS ENDED
                                         ------------------------------------------------------------------
                                         DECEMBER 30,  DECEMBER 31,  JANUARY 1,   JANUARY 2,   DECEMBER 28,
                                             1995          1994         1994         1993          1991
                                          (52 WEEKS)    (52 WEEKS)   (52 WEEKS)   (53 WEEKS)    (52 WEEKS)
                                         ------------------------------------------------------------------
                                              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Sales from continuing operations........ $23,937,795   $22,959,122   $22,384,301  $22,144,588  $21,350,530
Earnings from continuing operations
 before extraordinary loss and
 cumulative effect of change in
 accounting(A)..........................     318,866       268,903       170,805      101,160      100,694
Extraordinary loss (net of income
 tax credit)(B) ........................     (16,053)      (26,707)      (23,832)    (107,103)     (20,839)
Cumulative effect of change in accounting
 (net of income tax credit)(C)..........                                (159,193)
Net earnings (loss)(A)..................     302,813       242,196       (12,220)      (5,943)      79,855
Earnings (loss) per share
 Earnings from continuing operations
  before extraordinary loss(A)..........        2.50          2.19          1.50         1.11         1.12
 Extraordinary loss(B)..................         (12)         (.21)         (.19)       (1.17)        (.23)
 Cumulative effect of change in
  accounting(C).........................                                   (1.28)
 Net earnings (loss)(A).................        2.38          1.98           .03         (.06)         .89
Total assets............................   5,044,717     4,707,674     4,480,464    4,303,084    4,114,351
Long-term obligations, including
 obligations under capital leases.......   3,489,728     3,889,194     4,135,013    4,472,978    4,407,764
Shareowners' deficit....................  (1,603,013)   (2,153,684)   (2,459,642)  (2,700,044)  (2,749,183)
Cash dividends per common share.........     (D)           (D)           (D)          (D)          (D)
-----------------------------------------------------------------------------------------------------------

(A) See Other Charges and Credits in the Notes to Consolidated Financial Statements for information pertaining to 1994 and 1993.
(B) See Extraordinary Loss in the Notes to Consolidated Financial Statements.
(C) See Postretirement Health Care and Life Insurance Benefits in the Notes to Consolidated Financial Statements.
(D) The Company is prohibited from paying cash dividends under the terms of its Credit Agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

Total sales for the fourth quarter of 1995 were $5.9 billion compared to $5.6 billion in the fourth quarter of 1994, a 4.9% increase. Sales for the full year increased 4.3%. Food stores sales for the fourth quarter 1995 were 5.3% ahead of the fourth quarter 1994 and 4.9% ahead for the year. A review of sales by lines of business for the three years ended December 30, 1995, is as follows:

                                           1995            1994            1993
                          % OF 1995   ---------------  ---------------  ----------------
                            SALES     AMOUNT   CHANGE  AMOUNT   CHANGE  AMOUNT    CHANGE
                          ---------   -------  ------  -------  ------  -------   ------
                                            (MILLIONS OF DOLLARS)
Food Stores..............   93.9%     $22,488  +4.9%   $21,442   +4.9%  $20,443   +1.1%
Convenience Stores.......    3.6%         850  -5.4%       898   -5.6%      951   +3.9%
Other sales..............    2.5%         600  -3.1%       619  -37.5%      990   -3.9%
                           ------     -------          -------          -------
Total sales..............  100.0%     $23,938  +4.3%   $22,959   +2.6%  $22,384   +1.1%

Sales in identical food stores, stores that have been in operation and have not been expanded or relocated for one full year, increased 1.6% in the fourth quarter and 1.4% for the full year. The increase in food stores' sales can be attributed primarily to inflation of less that 1%, the opening or expansion of 83 food stores, and higher average sales per customer. Higher sales per customer are the result of the Company's focus on the combination food and drug store, combining a food store with a pharmacy and numerous specialty departments such as floral, video rental, book stores, etc. The emphasis and on-going development of this "one-stop shopping" convenience format tailored to each market is where the Company's emphasis will be placed for future sales growth.

Convenience stores' sales decreased 5.4% for the year and 7.1% during the fourth quarter. The decline was a result of the January 1995 sale of the Company's Time Savers Stores, Inc. subsidiary which operated 116 stores. Adjusting 1994 convenience store sales to exclude Time Savers sales would result in a 5.3% increase for the quarter and a 7.6% increase for the year. The full year 1995 sales for the remaining six company convenience store group were enhanced by strong identical in-store sales and an increase in gasoline retail prices. In-store sales in identical convenience stores increased 1.6% in the fourth quarter 1995 and 2.6% for the full year. Gasoline sales at identical convenience stores decreased 1.4% in the fourth quarter 1995 on a .8% increase in gallons sold, and gasoline sales increased 3.2% for the year on a .4% increase in gallons sold.

Other sales primarily consist of outside sales by the Company's manufacturing divisions. In the first quarter of 1994, sales of general merchandise to Hook-Superx, Inc. (HSI) were $48.4 million and were included in other sales. Purchases were discontinued by HSI in the first quarter of 1994. Adjusting other sales to eliminate sales to HSI would produce an increase of 5.1% for the full year. The fourth quarter increase in other sales as compared to 1994's fourth quarter was 12.4%.

Total sales for the fourth quarter and year-to-date increased 5.4% and 5.0%, respectively, after adjusting for the other sales to HSI, and the exclusion of sales from Time Savers Stores, Inc.

Total food store square footage increased 4.6%, 4.7% and 3.2% in 1995, 1994, and 1993, respectively. The Company expects to increase retail food store square footage by approximately 6-7% in both 1996 and 1997. Convenience store square footage decreased 10.6% in 1995, increased .4% in 1994, and declined .7% in 1993. Convenience store square footage increased 1.7% in 1995 after adjusting for the disposition of Time Savers Stores, Inc.

Sales per average square foot for the last three years were:

                                                             TOTAL SALES PER
                                                           AVERAGE SQUARE FOOT
                                                     ------------------------------
                                                     1995        1994          1993
                                                     ------------------------------
Food Stores......................................    $405        $402          $398
Convenience Stores...............................    $444        $412          $405

Sales per average square foot for convenience stores for 1994 and 1995 exclude stores that are operated by franchisees.

The Company produced record sales in 1995 despite increased competition from other food retailers, supercenters, mass merchandisers, and restaurants. Markets that experienced strong competitive pressures in the recent past, such as Detroit and other Michigan cities; Columbus, Ohio; and Indianapolis, Indiana; produced outstanding comparable results. Other markets faced new competitive challenges in 1995, such as Denver, Colorado; Phoenix, Arizona; and Atlanta, Georgia. The Company's wide regional diversity allowed it to withstand these challenges and to produce record results.

The sales improvement in 1994 was the result of new square footage combined with the increased productivity of existing stores. Factors that affected 1994 sales had already begun to affect sales in 1993. Sales in 1993 showed an improvement over 1992 in part due to the rebounding of the Michigan market that sustained a prolonged labor strike in 1992, increased price competitiveness of the Company, and private label popularity.

The Company's future food store strategy is to invest in existing Kroger markets or adjacent geographic regions where the Company has a strong franchise and can leverage marketing, distribution, and overhead dollars. It is anticipated that this strategy will produce a negative effect on identical sales but will create another year of improved total sales in 1996. Consistent increases from the Company's existing store base combined with incremental contributions from the capital spending program are expected.

EBITD

The Company's Senior Competitive Advance and Revolving Credit Facility Agreement, as amended, (the "Credit Agreement"), and the indentures underlying approximately $1.2 billion of publicly issued debt contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, unusual and extraordinary items ("EBITD"). These covenants are based, among other things, upon generally accepted accounting principles ("GAAP") as applied on a date prior to January 3, 1993. The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At December 30, 1995 the Company was in compliance with all covenants of its Credit Agreement. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

EBITD, which does not include the effect of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions", the Company's 1994 special contribution to The Kroger Co. Foundation, or the 1994 charge related to the disposition of the San Antonio stores, increased 9.2% in 1995 to $1.163 billion compared to $1.065 billion in 1994 and $977 million in 1993. EBITD growth was generated by identical stores' sales gains, higher gross profit margins generated by improved procurement costs, and reduced operating, general and administrative expenses as a percent of sales. The Company's strong storing program continued to produce incremental EBITD increases as well. EBITD increases in 1994 and 1993 were due in large part to increased sales combined with an improved gross profit rate.

MERCHANDISE COSTS

Merchandise costs include warehousing and transportation expenses and LIFO charges or credits. The following table shows the relative effect that LIFO charges have had on merchandising costs as a percent of sales:

                                              1995     1994     1993
                                             -------------------------
Merchandise costs as reported............... 75.60%   75.81%   76.43%
LIFO charge (credit)........................   .05%     .07%    (.02%)
                                             ------   ------   ------
Merchandise costs as adjusted............... 75.55%   75.74%   76.45%

The Company's FIFO merchandise costs decreased for the third consecutive year. The Company reduced the cost of products during 1995 through its investment in technology focusing on improved store operation, procurement, and distribution practices. Transportation and warehousing costs as a percent of sales declined from 1994's rates. These cost reductions have allowed the Company to pass on some of these lower costs to the customer and to make the Company's merchandise more price competitive and attractive to customers. The gross profit rate was favorably influenced by the Company's advances in consolidated distribution and coordinated purchasing, reduced transportation costs, and strong private label sales. Merchandise costs were unfavorably affected by the increase in the LIFO charge in 1994 as compared to 1993. Merchandise costs also were favorably affected by the discontinuance of low-margin sales to HSI in the first quarter of 1994. Merchandise costs as a percent of sales adjusted for these sales declined to 75.76% in 1994 from 75.97% in 1993.

The Company expects the cost of product to improve in the future as the Company continues to use technology, outsourcing, and a variety of store level efficiency enhancements to drive down costs.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating, general and administrative expenses as a percent of sales in 1995, 1994 and 1993 were 18.41%, 18.42% and 17.98%, respectively. Excluding the effect of sales to HSI from 1994 and 1993, operating, general and administrative costs were 18.41%, 18.45% and 18.37% in 1995, 1994 and 1993, respectively.

The decline in the operating, general and administrative expense rate was the result of decreases in incentive pay, utility expense, and total employee costs as a percent of sales. Operating, general and administrative expenses were adversely affected by increases in credit card fees and store supplies, reflecting increased prices for paper and plastic commodities.

The Company's goal for 1996 is to reduce operating, general and administrative expense rates. Increased sales volume combined with investments in new technologies and logistics programs to improve efficiencies and lower costs while maintaining customer service, should help achieve this goal. In 1996, the Company plans on opening or expanding 115 to 120 stores compared to 83 in 1995. This expansion program will adversely affect operating, general and administrative rates as upfront costs associated with the opening of new stores are incurred.

INCOME TAXES

The effective income tax rates were 37.4%, 36.2% and 39.8% for 1995, 1994 and 1993, respectively. The income tax rate in 1995 was favorably affected by state income tax refunds. Income tax expense for 1994 includes a $5.9 million benefit from the donation to The Kroger Co. Foundation of an asset that had a market value above the book value. Income tax expense for 1993 includes a $4.2 million charge to increase deferred taxes for the change in the federal income tax rate.

NET EARNINGS (LOSS)

Net earnings (loss) totaled $302.8 million in 1995 compared to $242.2 million in 1994 and $(12.2) million in 1993. Earnings in 1995 compared to 1994 and 1993 were affected by: (i) a 1994 pre-tax charge of $4.4 million offset by a $5.9 million tax credit in connection with the Company's contribution to The Kroger Co. Foundation, (ii) a $25.1 million pre-tax charge in 1994 to recognize future lease commitments and losses on equipment related to certain San Antonio stores sold to Megafoods, Inc., which declared bankruptcy during 1994, (iii) a $25.1 million 1994 pre-tax gain on the disposition of the Company's investment in HSI after providing for certain tax indemnities related to HSI, (iv) a 1993 charge against earnings of $248.7 million before taxes, $159.2 million after tax, for the cumulative effect, along with an additional $15.2 million, $17.7 million and $19.5 million in 1995, 1994 and 1993, respectively, for the current year's effect of a change in accounting for retiree health benefits, (v) an after tax extraordinary loss from the early retirement of debt in 1995 of $16.1 million compared to $26.7 million in 1994 and $23.8 million in 1993, (vi) a pre-tax LIFO charge in 1995 of $14.1 million versus a charge of $16.2 million in 1994 and a credit of $3.2 million in 1993, (vii) a $22.7 million charge ($15 million after tax) during 1993 in connection with the disposition of the San Antonio stores,
(viii) net interest expense in 1995 of $312.7 million versus $327.6 million in 1994 and $390.0 million in 1993, and (ix) depreciation expense of $311.3 million, $277.8 million and $263.8 million in 1995, 1994 and 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES

 Debt Management and Interest Expense

Net interest expense declined to $312.7 million in 1995 as compared to $327.6 million in 1994 and $390.0 million in 1993.

Reduced borrowing requirements in 1995 caused by strong cash flow and lower working capital needs combined with the September 1995 conversion of the remaining outstanding principal balance of the Company's $200 million 6 3/8% Convertible Junior Subordinated Notes led to a reduction in interest expense and debt balances. Additionally, the Company repurchased and retired $283.0 million of high yield senior and subordinated debt which was financed by cash generated from operations and lower cost bank debt. Interest expense was adversely affected in 1995 by an increase in market rates. In 1994 the Company repurchased or redeemed $559.5 million of high rate senior and subordinated debt; a portion of these retirements were financed by $111.4 million of new subordinated debt and $132.3 million in additional bank borrowings. In 1993, the proceeds from $569.7 million of new senior and subordinated debt issues and from the issuance of 13,275,000 shares of common stock which netted $203.5 million, were used in combination with other sources of cash to repurchase or redeem $1.0 billion of high cost subordinated debt. (See "Repurchase and Redemption of Debt")

The Company's Credit Agreement provides a $1.75 billion revolving credit facility through July 20, 2002. The average interest rate on the Company's bank debt, which totaled $1,008.2 million at year-end 1995 versus $979.3 million at year-end 1994 was 6.84% compared to 5.57% in 1994 and 4.57% in 1993. The increase is due to higher market interest rates that were not entirely offset by lower borrowing spreads on the Company's Credit Agreement. The Company's rate on the bank debt is variable.

The Company currently expects 1996 net interest expense, estimated using year-end 1995 rates, to total approximately $300 million. A 1% change upward in market rates would increase this estimated expense by approximately $4.6 million. A 1% decrease in market rates would reduce the estimated expense by approximately $8.9 million.

Long-term debt, including capital leases and current portion thereof, decreased $382 million to $3.524 billion at year-end 1995 from $3.906 billion at year-end 1994. The Company purchased a portion of the debt issued by the lenders of certain of its structured financings, which cannot be retired early, in an effort to effectively further reduce the Company's interest expense. Excluding the debt incurred to make these purchases, which are classified as investments, the Company's long-term debt would be $59.0 million less or $3.465 billion at year-end 1995 compared to $3.837 billion at year-end 1994.

Required principal repayments over the next five years decreased to $429.2 million at year-end 1995 versus $670.7 million and $1.048 billion at year-end 1994 and 1993, respectively. Scheduled debt maturities for the five years subsequent to 1995, 1994 and 1993 were:

                                           1995       1994        1993
                                         -------------------------------
                                                (IN THOUSANDS)
Year 1.................................. $ 24,939   $  7,926    $ 63,053
Year 2..................................   11,838     14,341     111,010
Year 3..................................   16,839     12,875     117,434
Year 4..................................  337,419     15,507     146,784
Year 5..................................   38,212    620,012     609,769

In 1995, Year 4 maturities include the remaining $139.2 million of 10% Senior Subordinated Notes, and $125.0 million of 9% Senior Subordinated Notes.

In 1994, Year 5 maturities include $125 million of 9% Senior Subordinated Notes, $200 million of 6=3/8% Convertible Junior Subordinated Notes, and $222.6 million of 10% Senior Subordinated Notes. In 1995 the Company issued a redemption notice to the holders of the remaining outstanding balance of the 6=3/8% Convertible Junior Subordinated Notes. All of the holders elected to convert the notes into approximately 10.7 million shares of common stock.

Year 5 maturities for 1993 include the entire $362.0 million outstanding under the Company's Working Capital Facility under the predecessor to the Company's current Credit Agreement, $68.0 million of Facility D under its predecessor Credit Agreement, and the remaining 11=1/8% Senior Notes outstanding at January 1, 1994 of $138.4 million, which were redeemed on March 15, 1994.

The Company currently has in place various interest rate hedging agreements with notional amounts aggregating $3.165 billion. The effect of these agreements is to: (i) fix the rate on $425 million floating rate debt, with $200 million of swaps expiring in May 1996, $100 million expiring in December 1998, and the remaining $125 million expiring in January 1999, for which the Company pays an average rate of 6.34% and receives 6 month LIBOR; (ii) fix the rate on $530 million floating rate debt incurred to purchase the Company's high-rate public bonds in the open market to match the original maturity of the debt purchased, borrowing at an effective rate that is lower than the yield to maturity of the repurchased debt and paying an average rate of 7.52% on these agreements which will expire $75 million in 2000, $395 million in 2001, and $60 million in 2002;
(iii) swap the contractual interest rate on $350 million of seven and ten year debt instruments into floating-rate instruments, for which the Company pays 6 month LIBOR and receives an average rate of 7.04%, with $100 million of these contracts expiring in May 1999 and the remaining $250 million expiring in August 2002, and concurrently, fixing the rate on $300 million of floating rate debt, with $100 million of swaps expiring in August 1996, $100 million in May 1997, and $100 million in August 1998, for which the Company pays an average rate of 6.38%; effectively changing a portion of the Company's interest rate exposure from seven to ten years to three to five years; (iv) swap the contractual interest rate on $735 million of four, seven and ten year fixed-rate instruments into floating-rate instruments, for which the Company pays 6 month LIBOR and receives an average rate of 5.99%, with $75 million of these swaps expiring in February 1998, $75 million expiring in March 1998, $50 million expiring in October 1999, $100 million expiring in November 1999, $50 million expiring in July 2000, $110 million expiring in November 2000, $125 million expiring in January 2001, and $150 million expiring in July 2003; and (v) cap six month LIBOR on $825 million for an original term of one to five years at rates between 5.0% and 6.0%, with $275 million expiring in the first quarter of 1996, $50 million of the caps expiring in each of July 1997 and July 1998,

$100 million expiring in December 1997, $100 million expiring in each of January 1997 and January 1998, and the remaining $150 million expiring in January 1999. Interest expense was increased $2.7 million in 1995 and reduced $13.4 million and $11.9 million in 1994 and 1993, respectively, as a result of the Company's hedging program.

To meet any short-term liquidity needs, the Company's Credit Agreement provides for borrowings of up to $1.75 billion. The Company's borrowings under the Credit Agreement are permitted to be in the form of commercial paper. At December 30, 1995, the Company had $221.7 million of commercial paper outstanding of the $1.008 billion in total bank borrowings. At year-end 1995, after deducting amounts set aside as backup for the Company's unrated commercial paper program, $552.0 million was available under the Company's Credit Agreement to meet short-term liquidity needs. There are no principal payments required under the Credit Agreement until its expiration on July 20, 2002.

COMMON STOCK

On September 5, 1995 the Company issued approximately 10.7 million shares of common stock in connection with the redemption of its 6-3/8% Convertible Junior Subordinated Notes and the election by holders to convert their Notes to stock.

REPURCHASE AND REDEMPTION OF DEBT

During 1995 the Company issued a notice in which it elected to redeem the remaining outstanding amount of its 6-3/8% Convertible Junior Subordinated Notes. The holders elected thereupon to convert their Notes into 10.7 million shares of common stock. The Company also repurchased, on the open market, $29.1 million of its 9-1/4% Senior Secured Debentures and $253.9 million of its various senior subordinated debt issues. The repurchases were effected using additional bank borrowings, cash from operations, proceeds from the sale of assets, and working capital improvements. The outstanding balances of these debt issues at December 30, 1995, were $857.1 million for the Senior Subordinated Debt issues and $131.0 million for the 9-1/4% Senior Secured Debentures.

During 1994 the Company redeemed the remaining outstanding amounts of its 11-1/8% Senior Notes, its 8-3/4% Senior Subordinated Reset Notes, and its 8-1/4% Convertible Junior Subordinated Debentures. The Company also repurchased $144.8 million of its various senior subordinated debt issues and $39.9 million of its 9-1/4% Senior Secured Debentures. The redemptions and repurchases were affected using funds from asset sales, the sale of treasury stock to employee benefit plans, proceeds from new financings, excess cash from operations and additional bank borrowings. The outstanding balances of these debt issues at December 31, 1994, were $1.105 billion for the Senior Subordinated Debt issues and $160.2 million for the 9-1/4% Senior Secured Debentures.

During 1993 the Company repurchased $300.6 million face amount of Junior Subordinated Discount Debentures with an accreted value of $285.1 million, $71.2 million Senior Subordinated Debentures, $111.6 million Senior Notes, and $33.5 million Senior Subordinated Reset Notes. Additionally, the Company redeemed the remaining $498.2 million Junior Subordinated Discount Debentures.

CAPITAL EXPENDITURES

Capital expenditures totaled $726.1 million for 1995, a 36% increase over 1994's total of $534.0 million. Capital outlays in 1993 were $376.1 million. During 1995 the Company opened, acquired or expanded 83 food stores and 19 convenience stores compared to 82 food stores and 17 convenience stores in 1994 and 46 food stores and 10 convenience stores in 1993. The Company also completed 62 food store and 12 convenience store remodels during 1995. During 1995, 32 food stores were closed or sold. The Company closed 13 convenience stores during 1995 and completed the sale of its 116 store Time Savers convenience store subsidiary.

Capital expenditures in 1995 include $492.7 million of construction-in-progress at year-end compared to $284.9 million at year-end 1994; a 73% increase. This increase reflects the Company's strategy of growth through expansion as well as the Company's emphasis, whenever possible, on self-development of store projects, which take many months to complete. The Company prefers self-development rather than build-to-suit leases because of the Company's favorable borrowing rates. The annual occupancy cost for a company-owned store is approximately $1 per square foot less expensive than for a leased store. In 1995 the Company opened or expanded 23 more Company owned stores and properties than in 1994.

The Company expects 1996 capital expenditures, including additional Company owned real estate, logistics projects, and continuing technology investments, to total approximately $800-$850 million. Food store square footage is expected to increase 6-7% by the opening, expansion or acquisition of approximately 115 food stores. The Company also expects to complete within-the-wall remodels of 50-60 food stores. The increased square footage is planned for existing Company markets where the Company has an established market position and an existing administrative and logistical network. The Company's ability to execute its capital expenditure plan will depend, in part, on its ability to generate continued EBITD growth.

CONSOLIDATED STATEMENT OF CASH FLOWS

During 1995 the Company generated $798.5 million in cash from operating activities compared to $750.3 million in 1994 and $617.3 million in 1993. The increase from 1994 is primarily due to an increase in net earnings before extraordinary losses of $50.0 million. Additionally, non-cash charges against operating income for depreciation and amortization increased $31.4 million and non-operating gains included in net earnings decreased $21.8 million. Offsetting these net increases in cash from operating activities was a decrease of $52.9 million in cash from changes in operating assets and liabilities. This decrease was primarily the result of a net increase in long-term liabilities of only $12.6 million as compared to $58.0 million in 1994. The increase in 1994 from 1993 is due to an increase in net earnings before extraordinary loss of $98.1 million and an increase in cash from changes in operating assets and liabilities of $195.9 million as compared to $105.5 million in 1993.

Investing activities used $665.6 million compared to $546.5 million of cash used in 1994 and $368.3 million of cash used in 1993. The increase in the use of cash in 1995 is due to an expansion in the level of capital expenditures over 1994 of $192.2 million, and a decline of $22.8 million in the source of cash from sales of assets. Offsetting these uses of cash was a $73.2 million net decrease in the use of cash for the purchase of investments and a $22.6 million reduction in additions to property held for sale. The increase in 1994 from 1993 was due to additional capital expenditures of $157.8 million, an increase of $43.5 million in the use of cash for investments and $8.8 million for 1994 additions to property held for sale, offset by a net increase of $32.0 million in the source of cash from sales of assets. The increase in investments in 1994 was primarily due to the purchase of debt issued by a lender of certain of the Company's structured financings. (See Liquidity and Capital Resources)

Cash used by financing activities in 1995 totaled $160.2 million compared to $297.8 million and $231.7 million in 1994 and 1993, respectively. The decrease in the use of cash during 1995 as compared to 1994 is due to a 1995 net debt reduction of $191.0 million versus 1994's net debt reduction of $304.1 million. Additionally, $18.6 million less cash was needed for debt prepayments and finance charges and an additional $18.6 million was provided by book overdrafts. Offsetting these items was a $12.3 million reduction in cash provided from the sale of stock and related transactions. The increase in 1994 from 1993 is due to a net reduction in proceeds from the sale of stock offset by a lower level of debt reduction.

OTHER ISSUES

The Company is party to more than 200 collective bargaining agreements with local unions representing approximately 160,000 of the Company's employees. During 1995 the Company negotiated over 50 labor contracts, all of which were settled with no work stoppages. Typical agreements are 3 to 5 years in duration, and as such agreements expire, the Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on the results of the Company's operations. Major union contracts that will be negotiated in 1996 include Denver, Dallas and Toledo store employees.

In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company will implement the statement in the first quarter 1996, the effect of which will not be significant to the financial statements.

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Company expects to elect to continue to measure compensation cost for stock compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees". The 1996 adoption of FASB No. 123, therefore, will have no effect on reported earnings.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners and Board of Directors
The Kroger Co.

We have audited the accompanying consolidated balance sheet of The Kroger Co. as of December 30, 1995 and December 31, 1994, and the related consolidated statements of operations and accumulated deficit, and cash flows for the years ended December 30, 1995, December 31, 1994, and January 1, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Kroger Co. as of December 30, 1995 and December 31, 1994, and the consolidated results of its operations and its cash flows for the years ended December 30, 1995, December 31, 1994, and January 1, 1994, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for postretirement benefit costs other than pensions, as of January 3, 1993.


/s/ Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
Cincinnati, Ohio
January 24, 1996

                          CONSOLIDATED BALANCE SHEET

                                                  DECEMBER 30,   DECEMBER 31,
(In thousands of dollars)                             1995           1994
-----------------------------------------------------------------------------
ASSETS
Current assets
 Cash and temporary cash investments...........    $       --     $   27,223
 Receivables...................................       288,067        270,811
 Inventories:
  FIFO cost....................................     2,034,880      2,053,207
  Less LIFO reserve............................      (449,163)      (438,184)
                                                   ----------     ----------
                                                    1,585,717      1,615,023
 Property held for sale........................        40,527         39,631
 Prepaid and other current
  assets.......................................       192,673        199,437
                                                   ----------     ----------
   Total current assets........................     2,106,984      2,152,125
Property, plant and equipment, net.............     2,662,338      2,252,663
Investments and other assets...................       275,395        302,886
                                                   ----------     ----------
   TOTAL ASSETS................................    $5,044,717     $4,707,674
                                                   ==========     ==========
LIABILITIES
Current liabilities
 Current portion of long-term debt.............    $   24,939     $    7,926
 Current portion of obligations under
  capital leases...............................         8,975          8,467
 Accounts payable..............................     1,540,067      1,425,612
 Other current liabilities.....................       991,456        952,963
                                                   ----------     ----------
   Total current liabilities...................     2,565,437      2,394,968
Long-term debt.................................     3,318,499      3,726,343
Obligations under capital leases...............       171,229        162,851
Deferred income taxes..........................       153,232        172,690
Other long-term liabilities....................       439,333        404,506
                                                   ----------     ----------
   TOTAL LIABILITIES...........................     6,647,730      6,861,358
                                                   ----------     ----------
SHAREOWNERS' DEFICIT
Common capital stock, par $1
 Authorized: 350,000,000 shares
 Issued: 1995--133,777,921 shares
         1994--120,573,148 shares..............       586,541        338,568
Accumulated deficit............................    (1,945,923)    (2,248,736)
Common stock in treasury, at cost
         1995--9,575,950 shares................
         1994--9,576,231 shares................      (243,631)      (243,516)
                                                   ----------     ----------
   TOTAL SHAREOWNERS' DEFICIT..................    (1,603,013)    (2,153,684)
                                                   ----------     ----------
   TOTAL LIABILITIES AND SHAREOWNERS' DEFICIT..    $5,044,717     $4,707,674
                                                   ==========     ==========
----------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                   CONSOLIDATED STATEMENT OF OPERATIONS AND

                              ACCUMULATED DEFICIT

Years Ended December 30, 1995, December 31, 1994 and January 1, 1994

                                             1995         1994         1993
(In thousands, except per share amounts)  (52 WEEKS)   (52 WEEKS)   (52 WEEKS)
--------------------------------------------------------------------------------
Sales.................................... $23,937,795  $22,959,122  $22,384,301
                                          -----------  -----------  -----------
Costs and expenses
 Merchandise costs, including warehousing
  and transportation.....................  18,098,027   17,404,940   17,109,060
 Operating, general and administrative...   4,406,445    4,228,046    4,024,468
 Rent....................................     299,828      299,473      290,309
 Depreciation and amortization...........     311,272      277,750      263,810
 Net interest expense....................     312,685      327,550      389,991
 Other charges...........................                                22,725
                                          -----------  -----------  -----------
   Total.................................  23,428,257   22,537,759   22,100,363
                                          -----------  -----------  -----------
Earnings before tax expense, extraordi-
 nary loss and cumulative effect of
 change in accounting....................     509,538      421,363      283,938
Tax expense..............................     190,672      152,460      113,133
                                          -----------  -----------  -----------
Earnings before extraordinary loss and
 cumulative effect of change in account-
 ing.....................................     318,866      268,903      170,805
Extraordinary loss, net of income tax
 credit..................................     (16,053)     (26,707)     (23,832)
Cumulative effect of change in account-
 ing, net of income tax credit...........                              (159,193)
                                          -----------  -----------  -----------
   Net earnings (loss)................... $   302,813  $   242,196  $   (12,220)
                                          ===========  ===========  ===========
Accumulated Deficit
 Beginning of year....................... $(2,248,736) $(2,490,932) $(2,475,561)
 Net earnings (loss).....................     302,813      242,196      (12,220)
 Sales of treasury stock below average
  cost...................................                                (3,151)
                                          -----------  -----------  -----------
 End of year............................. $(1,945,923) $(2,248,736) $(2,490,932)
                                          ===========  ===========  ===========
Primary earnings (loss) per Common Share
 Earnings before extraordinary loss and
  cumulative effect of change in
  accounting.............................      $ 2.65       $ 2.37       $ 1.60
 Extraordinary loss......................        (.13)        (.24)        (.22)
 Cumulative effect of change in account-                                  (1.49)
  ing....................................      ------       ------       ------
 Net earnings (loss).....................      $ 2.52       $ 2.13       $ (.11)
                                               ======       ======       ======
Average number of common shares used in
 primary calculation.....................     120,413      113,537      106,711

Fully-diluted earnings (loss) per Common
 Share
 Earnings before extraordinary loss and
  cumulative effect of change in
  accounting.............................      $ 2.50       $ 2.19       $ 1.50
 Extraordinary loss......................        (.12)        (.21)        (.19)
 Cumulative effect of change in account-                                  (1.28)
  ing....................................      ------       ------       ------
 Net earnings............................      $ 2.38       $ 1.98       $  .03
                                               ======       ======       ======
Average number of common shares used in
 fully-diluted calculation...............     129,232      129,714      124,293

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 30, 1995, December 31, 1994, and January 1, 1994

                                               1995        1994         1993
(In thousands of dollars)                   (52 WEEKS)  (52 WEEKS)   (52 WEEKS)
---------------------------------------------------------------------------------
Cash Flows From Operating Activities:
 Net earnings (loss)....................... $ 302,813   $   242,196  $   (12,220)
 Adjustments to reconcile net earnings
  (loss) to net cash provided by operating
  activities:
  Extraordinary loss.......................    16,053        26,707       23,832
  Cumulative effect of change in
   accounting..............................                              159,193
  Depreciation and amortization............   311,272       277,750      263,810
  Amortization of discount on Junior
   Subordinated Debentures.................                               64,198
  Amortization of deferred financing costs.    13,189        15,305       15,051
  Gain on sale of investment...............                 (25,099)
  Loss (gain) on sale of property, plant
   and equipment...........................      (710)       (3,672)       1,004
  LIFO charge (credit).....................    14,103        16,087       (3,172)
  Non-cash contribution....................                   4,364
  Other changes, net.......................    (1,176)          694          140
  Net increase in cash from changes in
   operating assets and liabilities, net of
   effects from sale of subsidiary,
   detailed hereafter......................   143,002       195,931      105,495
                                            ---------   -----------  -----------
   Net cash provided by operating
    activities.............................   798,546       750,263      617,331
                                            ---------   -----------  -----------
Cash Flows From Investing Activities:
 Capital expenditures......................  (726,142)     (533,965)    (376,138)
 Proceeds from sale of assets..............    49,530        21,819       40,296
 (Increase) decrease in property held for
  sale.....................................     2,942       (19,694)     (10,900)
 (Increase) decrease in other investments..     8,106       (65,124)     (21,602)
 Proceeds from sale of investment..........                  50,469
                                            ---------   -----------  -----------
   Net cash used by investing activities...  (665,564)     (546,495)    (368,344)
                                            ---------   -----------  -----------
Cash Flows From Financing Activities:
 Debt prepayment costs.....................   (22,244)      (24,696)     (33,484)
 Financing charges incurred................    (6,716)      (22,868)     (18,159)
 Principal payments under capital lease
  obligations..............................    (8,780)       (8,249)      (7,557)
 Proceeds from issuance of long-term debt..   113,246       902,979      724,826
 Reductions in long-term debt..............  (304,234)   (1,207,125)  (1,147,807)
 Book overdrafts...........................    18,633
 Proceeds from issuance of capital stock...    38,451        24,753      212,015
 Proceeds from sale of treasury stock......       151        30,609       36,277
 Capital stock reacquired..................      (217)         (257)         (96)
 Tax benefit of non-qualified stock
  options..................................    11,505         7,056        2,256
                                            ---------   -----------  -----------
   Net cash used by financing activities...  (160,205)     (297,798)    (231,729)
                                            ---------   -----------  -----------
Net increase (decrease) in cash and
 temporary cash investments................   (27,223)      (94,030)      17,258
Cash and Temporary Cash Investments:
 Beginning of year.........................    27,223       121,253      103,995
                                            ---------   -----------  -----------
 End of year............................... $      --   $    27,223  $   121,253
                                            =========   ===========  ===========

Years Ended December 30, 1995, December 31, 1994, and January 1, 1994

                                                  1995       1994       1993
(In thousands of dollars)                      (52 WEEKS) (52 WEEKS) (52 WEEKS)
-------------------------------------------------------------------------------
Increase (Decrease) In Cash From Changes In
 Operating Assets And Liabilities:
 Inventories (FIFO)...........................  $ 10,396   $(51,831)  $(12,239)
 Receivables..................................   (18,207)    17,114    (12,752)
 Prepaid and other current assets.............    (3,992)    (5,749)   (10,993)
 Accounts payable.............................    98,681     68,080     59,902
 Accrued expenses.............................    43,501    110,290      8,037
 Deferred income taxes........................   (10,008)    (4,170)     2,175
 Other liabilities............................    22,631     62,197     71,365
                                                --------   --------   --------
                                                $143,002   $195,931   $105,495
                                                ========   ========   ========
-------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All dollar amounts are in thousands except per share amounts.

ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in preparing these financial statements:

 Principles of Consolidation

The consolidated financial statements include the Company and all of its subsidiaries. Certain prior year amounts have been reclassified to conform to the 1995 presentation.

 Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of consolidated revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Segments of Business

The Company operates primarily in one business segment--retail food and drug stores, predominately in the Midwest and South as well as Colorado, Arizona, and Kansas. This segment represents more than 90% of consolidated revenue, operating profit and identifiable assets. The Company also manufactures and processes food for sale by its supermarkets and operates convenience stores.

 Inventories

Inventories are stated at the lower of cost (principally LIFO) or market. Approximately 87% of inventories for 1995 and 89% of inventories for 1994 were valued using the LIFO method. Cost for the balance of the inventories is determined using the FIFO method.

 Property Held for Sale

Property held for sale includes the net book value of property, plant and equipment that the Company plans to sell. The property is valued at the lower of cost or market on an individual property basis.

 Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are computed principally using the straight-line method over the estimated useful lives of individual assets, composite group lives or the initial or remaining terms of leases. Buildings and land improvements are depreciated based on lives varying from ten to 40 years and equipment depreciation is based on lives varying from three to 15 years. Leasehold improvements are amortized over their useful lives which vary from four to 25 years.

 Interest Rate Protection Agreements

The Company uses interest rate swaps and caps to hedge a portion of its borrowings against changes in interest rates. The interest differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements currently as a component of interest expense. Gains and losses from the disposition of hedge agreements are deferred and amortized over the term of the related agreements.

 Advertising Costs

The Company's advertising costs are predominately expensed as incurred and included in "operating, general and administrative expenses." Advertising expenses amounted to $281 million, $250 million and $226 million for 1995, 1994 and 1993, respectively.

 Deferred Income Taxes

Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting bases. The types of differences that give rise to significant portions of deferred income tax liabilities or assets relate to: property, plant and equipment, inventories, accruals for restructuring and other charges, and accruals for compensation-related costs. Deferred income taxes are classified as a net current and noncurrent asset or liability based on the classification of the related asset or liability for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date. (See Taxes Based on Income footnote.)

 Consolidated Statement of Cash Flows

For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be temporary cash investments.

Cash paid during the year for interest and income taxes was as follows:

                                                    1995       1994       1993
                                                  ------------------------------
Interest.......................................   $322,411   $329,570   $329,495
Income taxes...................................    175,151    131,156     92,745

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

                                                          1995         1994
                                                       ------------------------
Land.................................................  $   231,624  $   214,156
Buildings and land improvements......................      792,089      683,231
Equipment............................................    2,609,915    2,441,648
Leaseholds and leasehold improvements................      763,381      733,019
Construction-in-progress.............................      492,750      284,913
Leased property under capital leases.................      254,897      241,884
                                                       -----------  -----------
                                                         5,144,656    4,598,851
Accumulated depreciation and amortization............   (2,482,318)  (2,346,188)
                                                       -----------  -----------
                                                       $ 2,662,338  $ 2,252,663

Substantially all property, plant and equipment, with the exception of leaseholds, collateralizes debt of the Company. (See Debt Obligations footnote.)

INVESTMENTS AND OTHER ASSETS

Investments and other assets consists of:

                                                              1995       1994
                                                            -------------------
Deferred financing costs..................................  $ 85,417   $ 99,094
Goodwill..................................................    43,253     47,518
Investments in Debt Securities............................    58,988     68,752
Other.....................................................    87,737     87,522
                                                            --------   --------
                                                            $275,395   $302,886

The Company is amortizing deferred financing costs using the interest method. Substantially all goodwill is amortized on the straight-line method over 40 years. Investments in Debt Securities are held at their amortized cost and the Company intends to hold them to maturity.

OTHER CHARGES AND CREDITS

During 1994 the Company recorded a $25,100 pre-tax charge to recognize future lease commitments and losses on equipment in certain San Antonio stores sublet to Megafoods, Inc. which declared bankruptcy during 1994. The Company had sold its San Antonio stores to Megafoods in 1993. Also during 1994 the Company recorded a gain of $25,100 on the disposition of its investment in Hook-SupeRx, Inc. ("HSI"), as a part of the merger of HSI and a subsidiary of Revco D.S., after providing for certain tax indemnities related to HSI.

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

OTHER CURRENT LIABILITIES

Other current liabilities consists of:

                                                               1995       1994
                                                             -------------------
Salaries and wages.........................................  $286,058   $279,100
Taxes, other than income taxes.............................   152,006    138,428
Interest...................................................    39,993     51,728
Other......................................................   513,399    483,707
                                                             --------   --------
                                                             $991,456   $952,963

TAXES BASED ON INCOME

The provision for taxes based on income consists of:

                                                    1995      1994      1993
                                                  ----------------------------
Federal
 Current......................................... $178,936  $127,393  $ 92,863
 Deferred........................................  (10,008)    2,184     2,174
                                                  --------  --------  --------
                                                   168,928   129,577    95,037
State and local..................................   21,744    22,883    18,096
                                                  --------  --------  --------
                                                   190,672   152,460   113,133
Tax credit from extraordinary loss...............  (10,263)  (17,075)  (14,607)
Tax credit from cumulative effect of change in
 accounting......................................                      (89,546)
                                                  --------  --------  --------
                                                  $180,409  $135,385  $  8,980

Tax laws enacted in 1993 increased federal income tax rates retroactive to the beginning of 1993. Deferred taxes have been adjusted to reflect the increased federal income tax rates. This adjustment increased the deferred tax provision by $4,200 in 1993. Targeted job tax credits reduced the tax provision by $1,206 in 1995, $3,240 in 1994, and $2,608 in 1993.

A reconciliation of the statutory federal rate and the effective rate is as follows:

                                                             1995   1994   1993
                                                             ------------------
Statutory rate.............................................  35.0%  35.0%  35.0%
State income taxes, net of federal tax benefit.............   2.8    3.5    4.1
Tax credits................................................   (.4)  (1.2)  (1.0)
Tax rate change effect on deferred taxes...................                 1.5
Other, net.................................................         (1.1)    .2
                                                             ----   ----   ----
                                                             37.4%  36.2%  39.8%

The tax effects of significant temporary differences and carryforwards that comprise deferred tax balances were as follows:

                                                            1995       1994
-------------------------------------------------------------------------------
 Current deferred tax assets:
  Compensation related costs............................. $  25,983  $  30,823
  Insurance related costs................................    32,131     26,182
  Inventory related costs................................    19,045     17,474
  Other..................................................    25,076     28,145
                                                          ---------  ---------
                                                            102,235    102,624
                                                          ---------  ---------
 Current deferred tax liabilities:
  Compensation related costs.............................   (24,669)   (21,818)
  Lease accounting.......................................    (4,180)    (5,145)
  Inventory related costs................................   (27,585)   (23,053)
  Other..................................................    (9,118)    (6,475)
                                                          ---------  ---------
                                                            (65,552)   (56,491)
                                                          ---------  ---------
 Current deferred taxes, net (in prepaid and other cur-
  rent assets)........................................... $  36,683  $  46,133

 Long-term deferred tax assets:
  Compensation related costs............................. $ 118,255  $ 105,208
  Insurance related costs................................    40,956     28,337
  Lease accounting.......................................    23,748     22,885
  Other..................................................     8,293      7,134
                                                          ---------  ---------
                                                            191,252    163,564
                                                          ---------  ---------
 Long-term deferred tax liabilities:
  Depreciation...........................................  (295,303)  (284,957)
  Compensation related costs.............................   (14,100)   (11,310)
  Lease accounting.......................................    (5,845)    (9,146)
  Deferred charges.......................................    (7,979)    (8,859)
  Other..................................................   (21,257)   (21,982)
                                                          ---------  ---------
                                                           (344,484)  (336,254)
                                                          ---------  ---------
 Long-term deferred taxes, net........................... $(153,232) $(172,690)

DEBT OBLIGATIONS

Long-term debt consists of:

                                                              1995       1994
                                                           ---------- ----------
Variable rate Revolving Credit Facility, due 2002........  $1,008,128 $  979,253
9 1/4% Senior Secured Debentures, due 2005...............     131,011    160,150
8 1/2% Senior Secured Debentures, due 2003...............     200,000    200,000
9% Senior Subordinated Notes, due 1999...................     125,000    125,000
9 3/4% Senior Subordinated Debentures, due 2004..........     102,419    126,550
9 3/4% Senior Subordinated Debentures, due 2004, Series
 B.......................................................      48,051     70,000
9 7/8% Senior Subordinated Debentures, due 2002..........      86,658    211,150
6 3/4% to 9 5/8% Senior Subordinated Notes, due 1999 to
 2009....................................................     355,774    349,602
10% Senior Subordinated Notes, due 1999..................     139,244    222,550
6 3/8% Convertible Junior Subordinated Notes, due 1999...                200,000
10% Mortgage loans, with semi-annual payments due through
 2004....................................................     606,982    608,163
5 1/10% to 10 1/4% Industrial Revenue Bonds, due in vary-
 ing amounts through 2021................................     205,035    206,095
7 7/8% to 12 7/8% mortgages, due in varying amounts
 through 2017............................................     297,313    253,301
3 1/2% to 11% notes, due in varying amounts through 2017.      37,823     22,455
                                                           ---------- ----------
Total debt...............................................   3,343,438  3,734,269
Less current portion.....................................      24,939      7,926
                                                           ---------- ----------
Total long-term debt.....................................  $3,318,499 $3,726,343

The aggregate annual maturities and scheduled payments of long-term debt for the five years subsequent to 1995 are:

        1996.....................................................  $ 24,939
        1997.....................................................  $ 11,838
        1998.....................................................  $ 16,839
        1999.....................................................  $337,419
        2000.....................................................  $ 38,212

The Company has purchased a portion of the debt issued by the lenders of certain of its structured financings, which cannot be retired early, in an effort to effectively further reduce the Company's interest expense. Excluding the debt incurred to make these purchases, which are classified as investments, the Company's total debt would be $58,988 less or $3,284,450 at year-end 1995 compared to $3,665,517 billion at year-end 1994.

 Credit Agreement

The Company has outstanding a Senior Competitive Advance and Revolving Credit Facility Agreement, dated as of July 19, 1994, as amended, (the "Credit Agreement"). The following constitutes only a summary of the principal terms and conditions of the Credit Agreement. Reference is directed to the Credit Agreement attached as an exhibit to the Company's Current Report on Form 8-K dated July 20, 1994.

The Credit Agreement provides for a $1,750,000 Senior Competitive Advance and Revolving Credit Facility (the "Facility"), which expires on July 20, 2002, and is not otherwise subject to amortization.

 Interest Rates

Borrowings under the Facility bear interest at the option of the Company at a rate equal to either (i) the highest, from time to time, of (A) the average of the publicly announced prime rate of Chemical Bank and Citibank, N.A., (B) 1/2% over a moving average of secondary market morning offering rates for three month certificates of deposit adjusted for reserve requirements, and (C) 1/2% over the federal funds rate or (ii) an adjusted Eurodollar rate based upon the London interbank offered rate ("Eurodollar Rate") plus the Applicable Percentage which varies from .125% to .5% based upon the Company's achievement of a financial ratio. At

December 30, 1995, the Applicable Percentage was .3125% for Eurodollar Rate advances. The Company also pays a facility fee ("Facility Fee") based on the entire $1,750,000 Facility which varies from .125% to .25% based upon the Company's achievement of a financial ratio. The Facility Fee at December 30, 1995 was .1875%.

 Collateral

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

The Company is entitled to a release of the collateral under the Facility, upon request, if certain senior debt ratings are achieved or if its consolidated ratio of net total debt to consolidated EBITD for the most recently ended fiscal quarter is 3.15 to 1.0 or lower. The Company's ratio at December 30, 1995 was 2.99 to 1.0, and the Company expects to request the release of collateral in April, 1996.

 Prepayment

The Company may prepay the Facility, in whole or in part, at any time, without a prepayment penalty.

 Certain Covenants

The Credit Agreement contains covenants which, among other things, (i) restrict investments, capital expenditures, and other material outlays and commitments relating thereto; (ii) restrict the incurrence of debt, including the incurrence of debt by subsidiaries; (iii) restrict dividends and payments, prepayments, and repurchases of capital stock; (iv) restrict mergers and acquisitions and changes of business or conduct of business; (v) restrict transactions with affiliates; (vi) restrict certain sales of assets; (vii) restrict changes in accounting treatment and reporting practices except as permitted under generally accepted accounting principles; (viii) require the maintenance of certain financial ratios and levels, including fixed charge coverage ratios and total debt ratios; and (ix) require the Company to maintain interest rate protection providing that at least 50% of the Company's indebtedness for borrowed money is maintained at a fixed rate of interest.

 Interest Rate Protection Program

The Company uses derivatives to limit its exposure to rising interest rates. The guidelines the Company follows are: (i) use average daily bank balance to determine annual debt amounts subject to interest rate exposure, (ii) limit the annual amount of debt subject to interest rate reset and the amount of floating rate debt to a combined total of $1 billion or less, (iii) include no leveraged products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status. The Company's compliance with these guidelines is reviewed semi-annually with the Financial Policy Committee of the Company's Board of Directors.

The Company currently has in place various interest rate hedging agreements with notional amounts aggregating $3,165,000. The effect of these agreements is to: (i) fix the rate on $425,000 floating rate debt, with $200,000 of swaps expiring in May 1996, $100,000 expiring in December 1998, and the remaining $125,000 expiring in January 1999, for which the Company pays an average rate of 6.34% and receives 6 month LIBOR; (ii) fix the rate on $530,000 floating rate debt incurred to purchase the Company's high-rate public bonds in the open market to match the original maturity of the debt purchased, with the Company borrowing at an effective rate that is lower than the yield to maturity of the repurchased debt and paying an average rate of 7.52% on these agreements which will expire $75,000 in 2000, $395,000 in 2001, and $60,000 in 2002; (iii) swap the contractual interest rate on $350,000 of seven and ten year debt instruments into floating-rate instruments, for which the Company pays 6 month LIBOR and receives an average rate of 7.04%, with $100,000 of these contracts expiring in May 1999 and the remaining $250,000 expiring in August 2002, and concurrently, fixing the rate on $300,000 of floating rate debt, with $100,000 of swaps expiring in August 1996, $100,000 expiring in May 1997, and $100,000 expiring in August 1998, for which the Company pays an average rate of 6.38%; effectively changing a portion of the Company's interest rate exposure from seven to ten years to three to five years; (iv) swap the contractual interest rate on $735,000 of four, seven and ten year fixed-rate instruments into floating-rate instruments, for which the Company pays 6 month LIBOR and receives an average rate of 5.99%, with $75,000 of these swaps expiring in February 1998, $75,000 expiring in March 1998, $50,000 expiring in October 1999, $100,000 expiring in November 1999, $50,000 expiring in July 2000, $110,000 expiring in November 2000, $125,000 expiring in January 2001, and $150,000 expiring in July 2003; and (v) cap six month LIBOR on $825,000 for one to five years at rates between 5.0% and 6.0%, with $275,000 expiring in the first quarter of 1996, $50,000 of the caps expiring in each of July 1997 and July 1998, $100,000 expiring in December 1997, $100,000 expiring in each of January 1997 and January 1998, and the remaining $150,000 expiring in January 1999. Interest expense was increased $2,760 in 1995 and reduced $13,449 and $11,943 in 1994 and 1993, respectively, as a result of the Company's hedging program.

The present value of the estimated annual effect on future interest expense of the Company's derivative portfolio, based on six month LIBOR of 5.5% as in effect at year-end and the forward yield curve at year-end is:

                                                       YEAR-END
                                                        LIBOR    FORWARD YIELD
                                                       AT 5.5%       CURVE
                                                       --------  ---------------
                                                                           LIBOR
                                                       INCOME (EXPENSE)    RATE
                                                       ------------------  -----
1996................................................   $ (7,311) $ (7,322) 5.29%
1997................................................     (5,349)   (5,166) 5.24%
1998................................................     (4,646)   (4,786) 5.62%
1999................................................     (3,535)   (4,361) 5.85%
2000................................................     (4,237)   (4,810) 5.99%
2001................................................     (1,102)   (1,670) 6.16%
2002................................................      1,851       434  6.22%
2003................................................        292      (148) 6.33%
                                                       --------  --------
                                                       $(24,037) $(27,829)

(See Fair Value of Financial Instruments footnote.)

 9 1/4% Senior Secured Debentures

On January 25, 1993, the Company issued $200,000 of 9 1/4% Senior Secured Debentures (the "9 1/4% Senior Secureds"). As of December 30, 1995, the Company has repurchased $68,989 of this issue, $29,139 of these repurchases were completed in 1995. The 9 1/4% Senior Secureds become due on January 1, 2005. The 9 1/4% Senior Secureds are redeemable at any time on or after January 1, 1998, in whole or in part at the option of the Company. The redemption prices commence at 104.625% and are reduced by 1.156% annually until January 1, 2002 when the redemption price is 100%.

 8 1/2% Senior Secured Debentures

On July 1, 1993, the Company issued $200,000 of 8 1/2% Senior Secured Debentures (the "8 1/2% Senior Secureds"). The 8 1/2% Senior Secureds become due on June 15, 2003. The 8 1/2% Senior Secureds are redeemable at any time on or after June 15, 1998, in whole or in part at the option of the Company. The redemption prices commence at 104.250% and are reduced by 1.4165% annually until June 15, 2001, when the redemption price is 100%.

 Senior Subordinated Indebtedness

Senior Subordinated Indebtedness consists of the following: (i) $125,000 9% Senior Subordinated Notes due August 15, 1999, redeemable at any time on or after August 15, 1996 in whole or in part at the option of the Company at par;
(ii) $175,000 9 3/4% Senior Subordinated Debentures due February 15, 2004, redeemable at any time on or after February 15, 1997 in whole or in part at the option of the Company, commencing at 104.875% in 1997 and reduced by 1.625% annually until 2000 when the redemption price is 100% (of the total $72,581 repurchased by the Company, $24,131 was repurchased in 1995); (iii) $100,000 9 3/4% Senior Subordinated Debentures due February 15, 2004, Series B, redeemable at any time on or after February 15, 1997 in whole or in part at the option of the Company, commencing at 104.875% in 1997 and reduced by 1.625% annually until 2000 when the redemption price is 100% (the Company has repurchased $51,949 of the 9 3/4% Senior Subordinated Debentures, Series B. $21,949 of these purchases occurred in 1995); (iv) $250,000 9 7/8% Senior Subordinated Debentures due August 1, 2002, redeemable at any time on or after August 1, 1999, in whole or in part at the option of the Company at par (the Company has repurchased $163,342 of the 9 7/8% Senior Subordinated Debentures, $124,492 in
1995); (v) $355,774 6 3/4% to 9 5/8% Senior Subordinated Notes due March 15, 1999 to October 15, 2009, with portions of these issues subject to early redemption by the Company; (vi) $250,000 10% Senior Subordinated Notes due
May 1, 1999. This issue is not subject to early redemption by the Company. The Company repurchased $83,306 of the 10% Senior Subordinated Notes during 1995.
A total of $110,756 of this issue has been repurchased. The proceeds from these offerings, together with proceeds from the sale of common stock were used to repay, purchase or redeem outstanding indebtedness of the Company in the year issued.

 6 3/8% Convertible Junior Subordinated Notes

The 6 3/8% Convertible Junior Subordinated Notes were converted at the election of the holders into approximately 10.7 million shares of common stock on or before the redemption date of September 5, 1995.

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

 Mortgage Financing

During 1989 the Company completed a $612,475, 10% mortgage financing of 127 of its retail properties, distribution warehouse facilities, food processing facilities and other properties (the "Properties"), with a net book value of $325,327 held by 13 newly formed wholly-owned subsidiaries. The wholly-owned subsidiaries mortgaged the Properties, which are leased to the Company or affiliates of the Company, to a newly formed special purpose corporation, Secured Finance Inc.

The mortgage loans had an original maturity of 15 years. The Properties are subject to the liens of Secured Finance Inc. The mortgage loans are subject to semi-annual payments of interest and principal on $150,000 of the borrowing based on a 30-year payment schedule and interest only on the remaining $462,475 principal amount. The unpaid principal amount will be due on December 15, 2004.

  Commercial Paper
    Under the Credit Agreement the Company is permitted to issue up to $1,750,000 of unrated commercial paper and borrow up to $1,750,000 from the lenders under the Credit Agreement on a competitive bid basis. The total of unrated commercial paper, $221,739 at December 30, 1995, and competitive bid borrowings, $462,000 at December 30, 1995, however, may not exceed $1,750,000. All commercial paper and competitive bid borrowings must be supported by availability under the Credit Agreement. These borrowings have been classified as long-term because the Company expects that during 1996 these borrowings will be refinanced using the same type of securities. Additionally, the Company has the ability to refinance the short-term borrowings under the Facility which matures July 20, 2002.


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

  Interest Rate Protection Agreements
    The fair value of these agreements is based on the net present value of the future cash flows using the forward interest rate yield curve in effect at the respective years-end. If the swaps and caps were cancelled as of the respective years-end the result would have been a net cash outflow for 1995 and 1994. The swaps and caps are linked to the Company's debt portfolio. The improvement in the value of the swaps and caps relates to a decrease in market rates during 1995, a corresponding increase in the fair value of linked debt, and a change in the mix of swaps held. (See Accounting Policies and Debt Obligations footnotes.)

    The estimated fair values of the Company's financial instruments are as follows:

                                                      1995                         1994
                                            ------------------------    ------------------------
                                             CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                              VALUE       FAIR VALUE      VALUE       FAIR VALUE
                                            ----------    ----------    ----------    ----------
Cash and short-term investments.........                                $   27,223    $   27,223
Long-term investments for which it is
  Practicable ..........................    $   53,423    $   53,423    $   68,752    $   68,752
  Not Practicable ......................    $   29,508    $      --     $   38,672    $      --
Long-term debt for which it is
  Practicable ..........................    $1,795,139    $1,942,414    $2,273,165    $2,375,293
  Not Practicable ......................    $1,548,299    $      --     $1,461,104    $      --
Interest Rate Protection Agreements
  Variable rate pay swaps ..............    $      --     $   30,595    $      --     $  (92,925)
  Fixed rate pay swaps .................    $      --     $  (56,120)   $      --     $   15,572
  Interest rate caps ...................    $    6,773    $    3,378    $    6,823    $   22,451
                                            ----------    ----------    ----------    ----------
                                            $    6,773    $  (22,147)   $    6,823    $  (54,902)

The investments for which it was not practicable to estimate fair value relate to equity investments in unrelated entities for which there is no market and investments in real estate development partnerships for which there is no market.

It was not practicable to estimate the fair value of $1,008,128 of long-term debt outstanding under the Company's Credit Agreement. There is no liquid market for this debt. The remaining long-term debt that it was not practicable to estimate relates to Industrial Revenue Bonds of $205,035, various mortgages of $297,313, and other notes of $37,823 for which there is no market.

LEASES

The Company operates primarily in leased facilities. Lease terms generally range from 10 to 25 years with options to renew at varying terms. Certain of the leases provide for contingent payments based upon a percent of sales.

Rent expense (under operating leases) consists of:

                                                        1995     1994     1993
                                                       ------- -------- --------
Minimum rentals....................................... 288,961 $288,499 $275,336
Contingent payments...................................  10,867   10,974   14,973
                                                       ------- -------- --------
                                                       299,828 $299,473 $290,309

Assets recorded under capital leases consists of:

                                                             1995      1994
                                                           --------  ---------
Distribution and manufacturing facilities.................   35,382  $  38,742
Store facilities..........................................  219,515    203,142
Less accumulated amortization............................. (118,482)  (112,403)
                                                           --------  ---------
                                                            136,415  $ 129,481

Minimum annual rentals for the five years subsequent to 1995 and in the aggregate are:

                                                            CAPITAL  OPERATING
                                                             LEASES    LEASES
                                                            -------- ----------
1996....................................................... $ 30,454 $  277,213
1997.......................................................   29,654    263,073
1998.......................................................   29,006    249,876
1999.......................................................   28,715    233,632
2000.......................................................   27,773    215,374
Thereafter.................................................  235,929  1,746,018
                                                            -------- ----------
                                                             381,531 $2,985,186
Less estimated executory costs included in capital leases..   22,769
                                                            --------
Net minimum lease payments under capital leases............  358,762
Less amount representing interest..........................  178,558
                                                            --------
Present value of net minimum lease payments under capital
 leases.................................................... $180,204

EXTRAORDINARY LOSS

The extraordinary loss in 1995, 1994 and 1993 relates to premiums paid to retire certain indebtedness early and the write-off of related deferred financing costs.

EARNINGS (LOSS) PER COMMON SHARE

Primary earnings (loss) per common share equals net earnings (loss) divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options. Fully diluted earnings per common share for 1995 is computed by adjusting both net earnings and shares outstanding as if the September

1995 conversion of the Convertible Junior Subordinated Notes occurred on the first day of the year. The net earnings adjustment in 1995 was $3,590. Shares outstanding are also adjusted for the dilutive effect of stock options. Fully diluted earnings per common share for 1994 and 1993 equals net earnings plus after-tax interest incurred on the 8 1/4% Convertible Junior Subordinated Debentures up to the date of their redemption on October 24, 1994, and on the 6 3/8% Convertible Junior Subordinated Notes of $14,805 and $16,065, respectively, divided by common shares outstanding after giving effect to dilutive stock options and for shares assumed to be issued on conversion of the Company's convertible securities.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of voting cumulative preferred stock; 2,000,000 were available for issuance at December 30, 1995. The stock has a par value of $100 and is issuable in series.

COMMON STOCK

The Company has authorized 350,000,000 shares of $1 par common stock. The main trading market for the Company's common stock is the New York Stock Exchange, where it is listed under the symbol KR. For the three years ended December 30, 1995, changes in common stock were:

                                            ISSUED             IN TREASURY
                                     --------------------  --------------------
                                       SHARES     AMOUNT     SHARES     AMOUNT
                                     ------------------------------------------
January 2, 1993....................  104,378,000 $104,378  12,925,729  $328,861
Exercise of stock options including
 restricted stock grants...........      896,173   10,658       9,342        62
Sale of treasury shares to the
 Company's employee benefit plans..               (12,251) (2,033,225)  (51,679)
Shares issued through public offer-
 ing...............................   13,275,000  203,493
Tax benefit from exercise of non-
 qualified stock options...........                 2,256
                                     ----------- --------  ----------  --------
January 1, 1994....................  118,549,173  308,534  10,901,846   277,244
Exercise of stock options including
 restricted stock grants...........    2,023,975   26,473      15,479       376
Sale of treasury shares to the
 Company's employee benefit plans..                (3,495) (1,341,094)  (34,104)
Tax benefit from exercise of non-
 qualified stock options...........                 7,056
                                     ----------- --------  ----------  --------
December 31, 1994..................  120,573,148  338,568   9,576,231   243,516
Exercise of stock options including
 restricted stock grants...........    2,506,667   40,017       8,120       272
Shares issued on conversion of Con-
 vertible Junior Subordinated
 Notes.............................   10,698,106  196,451      (8,401)     (157)
Tax benefit from exercise of non-
 qualified stock options...........                11,505
                                     ----------- --------  ----------  --------
December 30, 1995..................  133,777,921 $586,541   9,575,950  $243,631

The number of shareowners of record of common stock as of March 15, 1996, was 49,517.

STOCK OPTION PLANS

The Company grants options for common stock to employees under various plans, as well as to its non-employee directors owning a minimum of 1,000 shares of common stock of the Company, at an option price equal to the fair market value of the stock at the date of grant. In addition to cash payments, the plans provide for the exercise of options by exchanging issued shares of stock of the Company. At December 30, 1995 and December 31, 1994, 3,219,730 and 6,088,924
shares of common stock, respectively, were available for future options. Options may be granted under the 1987, 1988, 1990 and 1994 plans until 1997, 1998, 2000, and 2004, respectively, and generally will expire 10 years from the date of grant. Options granted prior to May 1994 become exercisable six months from the date of grant. Options granted beginning in May 1994 vest in one year to three years. At December 30, 1995, options for 8,869,223 shares were exercisable. All grants outstanding become immediately exercisable upon certain changes of control of the Company.

Changes in options outstanding under the stock option plans, excluding restricted stock grants, were:

                                                  SHARES SUBJECT  OPTION PRICE
                                                    TO OPTION    RANGE PER SHARE
                                                  ------------------------------
Outstanding, January 2, 1993.....................   12,201,697   $ 4.69--$23.44
Granted..........................................      314,865   $17.50--$21.13
Exercised........................................     (784,658)  $ 4.69--$18.69
Cancelled or expired.............................     (123,545)  $ 9.13--$23.44
                                                    ----------
Outstanding, January 1, 1994.....................   11,608,359   $ 4.92--$23.44
Granted..........................................    2,666,175   $20.57--$25.32
Exercised........................................   (1,878,973)  $ 4.92--$23.44
Cancelled or expired.............................      (89,679)  $ 9.13--$25.32
                                                    ----------
Outstanding, December 31, 1994...................   12,305,882   $ 4.92--$25.32
Granted..........................................    2,774,650   $25.50--$33.82
Exercised........................................   (2,339,390)  $ 4.92--$25.50
Cancelled or expired.............................      (77,615)  $ 9.13--$25.94
                                                    ----------
Outstanding, December 30, 1995...................   12,663,527   $ 4.92--$33.82

In addition to stock options, the Company may grant stock appreciation rights
(SARs). In general, the eligible optionees are permitted to surrender the related option and receive shares of the Company's common stock and/or cash having a value equal to the appreciation on the shares subject to the options. The appreciation of SARs is charged to earnings in the current period based upon the market value of common stock. As of December 30, 1995 and December 31, 1994, there were no SARs outstanding.

The Company also may grant limited stock appreciation rights (LSARs) to executive officers in tandem with the related options. LSARs operate in the same manner as SARs but are exercisable only following a change of control of the Company. As of December 30, 1995 and December 31, 1994, there were no LSARs outstanding.

Also, the Company may grant restricted stock awards to eligible employee participants. In general, a restricted stock award entitles an employee to receive a stated number of shares of common stock of the Company subject to forfeiture if the employee fails to remain in the continuous employ of the Company for a stipulated period. The holder of an award shall be entitled to the rights of a shareowner except that the restricted shares and the related rights to vote or receive dividends may not be transferred. The award is charged to earnings over the period in which the employee performs services and is based upon the market value of common stock at the date of grant for those grants without performance contingencies. As of December 30, 1995 and December 31, 1994, awards related to 209,426 and 95,509 shares, respectively, were outstanding. Of the 209,426 awards outstanding at December 30, 1995, 100,000 shares are contingent on the attainment of certain performance objectives. The charge to earnings for grants with performance-contingent vesting includes share appreciation between the grant date and the vesting date.

The Company may grant performance units, either in conjunction with or independent of a grant of stock options. Performance units entitle a grantee to receive payment in common stock and/or cash based on the extent to which performance goals for the specified period have been satisfied. As of December 30, 1995 and December 31, 1994, there were no performance units outstanding.

Incentive shares may be granted which consist of shares of common stock issued subject to achievement of performance goals. No incentive shares were outstanding as of December 30, 1995 and December 31, 1994.

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

The principal contingencies are described below:

Income Taxes--The Company has closed all tax years through 1983 with the Internal Revenue Service. The Internal Revenue Service has completed its examination of the Company's tax returns for 1984 through 1989. All issues have been resolved with one exception. Efforts to resolve this issue for years 1984 through 1986 with the Appeals Division of the Internal Revenue Service were unsuccessful. As a result the Company has filed a petition with the United States Tax Court in Washington, D.C. Litigation was completed in November 1995 and the decision is currently pending. This issue for years 1987 through 1989 is being held in abeyance pending the outcome of this court case. The Company has provided for this and other tax contingencies.

Insurance--The Company's workers' compensation risks are self-insured in certain states. In addition, other workers' compensation risks and certain levels of insured general liability risks are based on retrospective premium plans, deductible plans, and self-insured retention plans. The liability for workers' compensation risks is accounted for on a present value basis. Actual claim settlements and expenses incident thereto may differ from the provisions for loss. Property risks have been underwritten by a subsidiary and are reinsured in unrelated insurance companies. Operating divisions and subsidiaries have paid premiums, and the insurance subsidiary has provided loss allowances, based upon actuarially determined estimates.

Litigation--Fry's Food Stores of Arizona, Inc. ("Fry's"), a subsidiary of the Company, is currently a defendant and cross-defendant in actions pending in the U.S. District Court for the Southern District of Florida entitled Harley S. Tropin v. Kenneth Thenen, et. al., No. 93-2502-CIV-MORENO and Walco Investments, Inc., et. al. v. Kenneth Thenen, et. al., No. 93-2534-CIV-MORENO. The plaintiff and cross-claimants in these actions seek unspecified damages against numerous defendants and cross-defendants, including Fry's. Plaintiffs and cross-claimants allege that a former employee of Fry's supplied false information to third parties in connection with purported sales transactions between Fry's and affiliates of Premium Sales Corporation or certain limited partnerships. Claims have been alleged against Fry's for breach of implied contract, aiding and abetting and conspiracy, conversion and civil theft, negligent supervision, fraud, and violations of 18 U.S.C. (S)(S) 1961 and 1962
(d) and Chapter 895, Florida Statutes. Fry's believes that it has substantial meritorious defenses to the claims alleged against it, and Fry's intends to defend the litigation vigorously. The Company is involved in this and various other legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position or results of operations.

WARRANT DIVIDEND PLAN

On February 28, 1986, the Company adopted a warrant dividend plan in which each holder of common stock is entitled to one common stock purchase right for each share of common stock owned. The Plan was amended and restated as of November 30, 1995. When exercisable, the nonvoting rights entitle the registered holder to purchase one share of common stock at a price of $175 per share. The rights will become exercisable, and separately tradeable, ten days after a person or group acquires 10% or more of the Company's common stock or ten business days following a tender offer or exchange offer resulting in a person or group having beneficial ownership of 10% or more of the Company's common stock. In the event the rights become exercisable and thereafter the Company is acquired in a merger or other business combination, each right will entitle the holder to purchase common stock of the surviving corporation, for the exercise price, having a market value of twice the exercise price of the right. Under certain other circumstances, including the acquisition of 25% or more of the Company's common stock, each right will entitle the holder to receive upon payment of the exercise price, shares of common stock with a market value of two times the exercise price. At the Company's option, the rights, prior to becoming exercisable, are redeemable in their entirety at a price of $.01 per right. The rights are subject to adjustment and expire March 19, 2006.

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

The Company-administered pension benefit obligations and the assets were valued as of the end of 1995 and 1994. Substantially all plan assets are invested in cash and short-term investments or listed stocks and bonds, including $118,187 and $89,635 of common stock of The Kroger Co. at the end of 1995 and 1994, respectively. The status of the plans at the end of 1995 and 1994 was:

                                                                1995     1994
                                                              -----------------
Actuarial present value of benefit obligations:
 Vested employees............................................ $642,582 $528,204
 Non-vested employees........................................   39,503   27,299
                                                              -------- --------
 Accumulated benefit obligations.............................  682,085  555,503
 Additional amounts related to projected salary increases....  134,208  111,635
                                                              -------- --------
 Projected benefit obligations...............................  816,293  667,138
Plan assets at fair value....................................  878,121  705,982
                                                              -------- --------
Plan assets in excess of projected benefit obligations....... $ 61,828 $ 38,844
Consisting of:
 Unamortized transitional asset.............................. $ 22,997 $ 32,394
 Unamortized prior service cost and net gain.................   18,617   (8,188)
 Adjustment required to recognize minimum liability..........   11,266    7,820
 Prepaid pension cost in Consolidated Balance Sheet..........    8,948    6,818
                                                              -------- --------
                                                              $ 61,828 $ 38,844

The components of net periodic pension income for 1995, 1994 and 1993 are as follows:

                                                   1995       1994      1993
                                                  -----------------------------
Service cost.................................... $  20,249  $ 18,959  $ 17,752
Interest cost...................................    57,218    47,778    48,601
Return on assets................................  (211,942)   23,935  (141,143)
Net amortization and deferral...................   131,360  (103,495)   68,041
                                                 ---------  --------  --------
Net periodic pension income for the year........ $  (3,115) $(12,823) $ (6,749)
Assumptions:
 Discount rate..................................      7.25%      8.5%     7.25%
 Salary Progression rate........................      4.25%      5.5%     4.25%
 Long-term rate of return on plan assets........       9.5%      9.5%      9.5%

1995 and 1994 assumptions represent the rates in effect at the end of the fiscal year. These rates were used to calculate the actuarial present value of the benefit obligations at December 30, 1995 and December 31, 1994, respectively. However, for the calculation of periodic pension income for 1995 and 1994 the assumptions in the table above for 1994 and 1993, respectively, were used. The 1996 calculation of periodic pension income will be based on the assumptions in the table above for 1995.

The Company also administers certain defined contribution plans for eligible union and non-union employees. The cost of these plans for 1995, 1994 and 1993 was $24,902, $24,298 and $20,388, respectively.

The Company participates in various multi-employer plans for substantially all union employees. Benefits are generally based on a fixed amount for each year of service. Contributions and expense for 1995, 1994 and 1993 were $90,872, $87,711 and $86,377, respectively. Information on the actuarial present value of accumulated plan benefits and net assets available for benefits relating to the multi-employer plans is not available.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. The majority of the Company's employees may become eligible for these benefits if they reach normal retirement age while employed by the Company. Funding of retiree health care and life insurance benefits occurs as claims or premiums are paid. For 1995, 1994 and 1993, the combined payments for these benefits were $10,025, $10,996 and $12,266, respectively.

As of January 3, 1993 the Company implemented SFAS No. 106 using the immediate recognition approach. This standard requires that the expected cost of retiree benefits be charged to expense during the years that the employees render service rather than the Company's past practice of recognizing these costs on a cash basis. As part of adopting the standard, the Company recorded in 1993, a one-time, non-cash charge against earnings of $248,739 before taxes ($159,193 after taxes). This cumulative adjustment as of January 3, 1993 represents the discounted present value of expected future retiree benefits attributed to employees' service rendered prior to that date.

The following table sets forth the postretirement benefit plans combined status at December 30, 1995 and December 31, 1994:

                                                                1995     1994
                                                              -------- --------
Accumulated postretirement benefit obligation (APBO)
 Retirees.................................................... $100,166 $ 91,162
 Fully eligible active participants..........................   36,862   41,604
 Other active participants...................................  125,098  111,021
                                                              -------- --------
                                                               262,126  243,787
 Unrecognized net gain.......................................   34,394   34,288
                                                              -------- --------
 Accrued postretirement benefit cost......................... $296,520 $278,075

The components of net periodic postretirement benefit costs are as follows:

                                                        1995     1994    1993
                                                       -------  ------- -------
Service costs (benefits attributed to employee serv-
 ices during the year)................................ $ 9,344  $ 9,181 $10,261
Interest cost on accumulated postretirement benefit
 obligations..........................................  20,662   19,743  19,607
Net amortization and deferral.........................    (725)     --      --
                                                       -------  ------- -------
                                                       $29,281  $28,924 $29,868

The significant assumptions used in calculating the APBO are as follows:

                                                        HEALTH CARE TREND RATE
                                                       -------------------------
                                              DISCOUNT                  YEARS TO
                                                RATE   INITIAL ULTIMATE ULTIMATE
                                              -------- ------- -------- --------
Transition Obligation........................     8%      15%      6%      15
Year-end 1993................................  7.25%      13%    4.5%      13
Year-end 1994................................  8.50%    12.3%    4.5%      12
Year-end 1995................................  7.25%    10.0%    5.0%       7

The impact of a one percent increase in the medical trend rate is as follows:

                                                                PERIODIC
                                                                  COST    APBO
                                                         -----------------------
Transition.....................................................  $2,000  $ 9,800
Year-end 1993..................................................  $2,331  $17,135
Year-end 1994..................................................  $4,088  $27,283
Year-end 1995..................................................  $4,037  $32,209

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company will implement the statement in the first quarter 1996, the impact of which will not be significant to the financial statements.

In October 1995 the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company expects to elect to continue to measure compensation cost for stock compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The 1996 adoption of FASB No. 123, therefore, will have no effect on reported earnings.

QUARTERLY DATA (UNAUDITED)

                                            QUARTER
                          ----------------------------------------------     TOTAL
                            FIRST       SECOND      THIRD       FOURTH       YEAR
1995                      (12 WEEKS)  (12 WEEKS)  (16 WEEKS)  (12 WEEKS)  (52 WEEKS)
-------------------------------------------------------------------------------------
Sales...................  $5,464,954  $5,652,890  $6,959,216  $5,860,735  $23,937,795
Merchandise costs.......   5,359,203   5,515,839   6,857,196   5,696,019   23,428,257
Extraordinary loss......      (5,336)     (5,451)     (1,516)     (3,750)     (16,053)
Net earnings............      59,141      77,012      61,161     105,499      302,813
Primary earnings per
 common share:
  Earnings before ex-
   traordinary loss ....         .56         .71         .52         .84         2.65
  Extraordinary loss....        (.05)       (.05)       (.01)       (.03)        (.13)
                                ----        ----        ----        ----         ----
Primary net earnings per
 common share...........         .51         .66         .51         .81         2.52
Fully-diluted earnings
 per common share:
  Earnings before ex-
   traordinary loss ....         .53         .67         .49         .84         2.50
  Extraordinary loss....        (.04)       (.04)       (.01)       (.03)        (.12)
                                ----        ----        ----        ----         ----
Fully-diluted net earn-
 ings per common share..         .49         .63         .48         .81         2.38
1994
-------------------------------------------------------------------------------------
Sales...................  $5,328,804  $5,394,228  $6,650,257  $5,585,833  $22,959,122
Merchandise costs.......   4,052,901   4,081,213   5,052,997   4,217,829   17,404,940
Extraordinary loss......      (8,332)     (2,645)    (15,175)       (555)     (26,707)
Net earnings............      47,358      67,333      36,022      91,483      242,196
Primary earnings per
 common share:
  Earnings before ex-
   traordinary loss ....         .50         .62         .45         .80         2.37
  Extraordinary loss....        (.07)       (.02)       (.13)       (.01)        (.24)
                                ----        ----        ----        ----         ----
Primary net earnings per
 common share...........         .43         .60         .32         .79         2.13
Fully-diluted earnings
 per common share:
  Earnings before ex-
   traordinary loss ....         .46         .57         .43         .75         2.19
  Extraordinary loss....        (.06)       (.02)       (.12)       (.01)        (.21)
                                ----        ----        ----        ----         ----
Fully-diluted net earn-
 ings per common share..         .40         .55         .31         .74         1.98

The third quarter 1994 earnings include a $4,364 pre-tax charge ($2,705 after tax) offset by a $5,942 tax credit in connection with the Company's contribution to The Kroger Co. Foundation. Also included in third quarter 1994 earnings is a $25,100 pre-tax charge to recognize future lease commitments and losses on equipment in certain San Antonio stores sold to Megafoods, Inc. which declared bankruptcy during the third quarter of 1994. The Company sold its San Antonio stores to Megafoods in the 1993 third quarter. Also during the third quarter of 1994 the Company recorded a $25,100 pre-tax gain on the disposition of its investment in HSI after providing for certain tax indemnities related to HSI. The extraordinary loss in the four quarters of 1995 and 1994 relates to expenses associated with the early retirement of debt.

 Common Stock Price Range

                                        1995           1994
                                   -------------- ---------------
                   QUARTER          HIGH    LOW     HIGH    LOW
            -----------------------------------------------------
            1st..................  27 7/8  23 3/8  25 7/8  19 3/8
            2nd..................  28      25      25 3/8  21 1/8
            3rd..................  34 3/4  26 1/2  26 7/8  23
            4th..................  37 3/4  31 7/8  26 7/8  21 3/4

Under the Company's Credit Agreement dated July 19, 1994, as amended, the Company is prohibited from paying cash dividends during the term of the Credit Agreement. The Company is permitted to pay dividends in the form of stock of the Company.

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

     Based solely on its review of the copies of all Section 16(a) forms received by the Company, or written representations from certain persons that no Forms 5 were required for those persons, the Company believes that during fiscal year 1995 all filing requirements applicable to its officers, directors and ten percent beneficial owners were satisfied except that Mr. Richard W. Dillon inadvertently filed a Form 5, reporting a gift of 8,000 shares by a trust of which he serves as co-trustee and a beneficiary, 17 days late; Mr. Michael S. Heschel inadvertently filed a Form 4, reporting the sale of 12,500 shares, four days late; and Mr. Jack W. Partridge, Jr. inadvertently reported the effect of the sale by his son of 100 shares without reporting the transaction itself.
Upon discovery of the oversight, Mr. Partridge reported the disposition on an amended Form 5.


                       EXECUTIVE OFFICERS OF THE COMPANY

     The following is a list of the names and ages of the executive officers and the positions held by each such person as of February 9, 1996. Except as otherwise noted below, each person has held such office for at least five years and was elected to his present office at the 1995 Organizational Meeting of the Board of Directors held May 18, 1995, and will hold such office at the discretion of the Board for the ensuing year until removed or replaced.


Name                      Age              Recent Employment History
----                      ---              -------------------------

David B. Dillon           44     Mr. Dillon was elected President and Chief
                                 Operating Officer of Kroger effective June 18,
                                 1995.  Prior to this he was elected Executive
                                 Vice President on September 13, 1990, Chairman of the Board of Dillon Companies, Inc. on September 8, 1992, and President of Dillon
                                 Companies, Inc. on April 22, 1986. Before his election he was appointed President of Dillon
                                 Companies, Inc.

Paul W. Heldman           44     Mr. Heldman was elected Secretary on May 21,
                                 1992, and Vice President and General Counsel effective June 18, 1989. Prior to his election he held various positions in the Company's Law
                                 Department.  Mr. Heldman joined the Company in
                                 1982.

Michael S. Heschel        54     Mr. Heschel was elected Executive Vice
                                 President effective June 18, 1995. Prior to this he was elected Senior Vice President--
                                 Information Systems and Services on February
                                 10, 1994, and Group Vice President--Management
                                 Information Services on July 18, 1991. Prior to this Mr. Heschel served as Chairman and Chief Executive Officer of Security Pacific
                                 Automation Company.  From 1985 to 1990 he was
                                 Vice President of Baxter International, Inc.

Lorrence T. Kellar        58     Mr. Kellar was elected Group Vice President on
                                 July 18, 1986.  Prior to this he was elected
                                 Vice President and Treasurer on October 2,
                                 1981. Mr. Kellar has been with the Company since 1965.

Patrick J. Kenney         59     Mr. Kenney was elected Executive Vice President
                                 effective June 18, 1995. Prior to this he was elected Senior Vice President on September 13,
                                 1990. Prior to his election, Mr. Kenney was President of the Company's Texas Marketing
                                 Area.  Mr. Kenney joined the Company in 1955.

W. Rodney McMullen        35     Mr. McMullen was elected Group Vice President
                                 and Chief Financial Officer effective June 18,
                                 1995.  Prior to this he was appointed Vice
                                 President-Control and Financial Services on
                                 March 4, 1993, and Vice President, Planning and
                                 Capital Management effective December 31, 1989.
                                 Mr. McMullen joined the Company in 1978 as a part-time stock clerk.

Thomas E. Murphy          53     Mr. Murphy was elected Group Vice President
                                 effective October 24, 1986. Prior to his election Mr. Murphy was appointed Vice
                                 President and Senior Counsel on November 7,
                                 1982.  Mr. Murphy joined the Company in 1974.

Jack W. Partridge, Jr.    50     Mr. Partridge was elected Group Vice President
                                 on December 7, 1989.  Prior to his election Mr.
                                 Partridge was appointed Vice President--Public
                                 Affairs in 1980.  Mr. Partridge joined the
                                 Company in 1975.

Joseph A. Pichler         56     Mr. Pichler was elected Chairman of the Board
                                 on September 13, 1990, and Chief Executive
                                 Officer effective June 17, 1990. Prior to this he was elected President and Chief Operating
                                 Officer on October 24, 1986, and Executive Vice
                                 President on July 16, 1985.  Mr. Pichler joined
                                 Dillon Companies, Inc. in 1980 as Executive
                                 Vice President and was elected President of Dillon Companies, Inc. in 1982.

Ronald R. Rice            60     Mr. Rice was elected Senior Vice President on
                                 May 19, 1994.  Prior to this he was elected
                                 Group Vice President and appointed President,
                                 Manufacturing on April 16, 1992. Mr. Rice has been with the Company since 1957 and before his election was appointed President--Dairy/Bakery
                                 Division in 1991, Vice President--Dairy/ Bakery
                                 Division in 1986, and Vice President--Dairy
                                 Division in 1974.

James R. Thorne           49     Mr. Thorne was elected Senior Vice President
                                 effective June 18, 1995.  Prior to his election
                                 Mr. Thorne was appointed President of the Company's Mid-Atlantic Marketing Area in 1993.
                                 Prior to this Mr. Thorne served in a number of key management positions in the Mid-Atlantic
                                 Marketing Area, including Advertising Manager,
                                 Zone Manager, Director of Operations, and Vice
                                 President--Merchandising. Mr. Thorne joined the
                                 Company in 1966 as a part-time grocery clerk.

Lawrence M. Turner        48     Mr. Turner was elected Vice President on
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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in the section entitled Information Concerning The Board Of Directors--Certain Transactions in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE KROGER CO.


Dated:  March 22, 1996            By (*Joseph A. Pichler)
                                       Joseph A. Pichler, Chairman
                                       of the Board of Directors and
                                       Chief Executive Officer


Dated:  March 22, 1996            By (*W. Rodney McMullen)
                                       W. Rodney McMullen
                                       Group Vice President and
                                       Chief Financial Officer


Dated:  March 22, 1996            By (*J. Michael Schlotman)
                                       J. Michael Schlotman
                                       Vice President & Corporate Controller
                                       and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 22 day of March, 1996.



(*Reuben V. Anderson)                  Director
Reuben V. Anderson

(*Raymond B. Carey, Jr.)               Director
Raymond B. Carey, Jr.

(*John L. Clendenin)                   Director
John L. Clendenin

(*David B. Dillon)                     President, Chief Operating
David B. Dillon                        Officer, and Director

_________________________________
Richard W. Dillon                      Director

(*Lyle Everingham)                     Director
Lyle Everingham

(*John T. LaMacchia)                   Director
John T. LaMacchia

(*Edward M. Liddy)                     Director
Edward M. Liddy

(*Patricia Shontz Longe)               Director
Patricia Shontz Longe

(*T. Ballard Morton, Jr).              Director
T. Ballard Morton, Jr.

(*Thomas H. O'Leary)                   Director
Thomas H. O'Leary

________________________               Director
John D. Ong

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

(*James D. Woods)                      Director
James D. Woods



*By:   (Paul W. Heldman)
      Paul W. Heldman
      Attorney-in-fact

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



(a)  Financial Statements:

     Report of Independent Public Accountants
     Consolidated Balance Sheet as of December 30, 1995
      and December 31, 1994
     Consolidated Statement of Operations and Accumulated
      Deficit for the years ended December 30, 1995, December 31, 1994 and January 1, 1994
     Consolidated Statement of Cash Flows for the years ended December 30, 1995, December 31, 1994, and January 1, 1994
     Notes to Consolidated Financial Statements

     Financial Statement Schedules:


There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K.

     On October 18, 1995, the Company filed a Current Report on Form 8-K disclosing its unaudited earnings for the third quarter 1995.


(c)  Exhibits
     3.1 Amended Articles of Incorporation and Regulations of the Company are hereby incorporated by reference to Exhibits 4.1 and 4.2 of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993 and bearing Registration No. 33-57552
     4.1 Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request
    10.1 Material Contracts - Third Amended and Restated Employment Agreement dated as of July 22, 1993, between the Company and Joseph A. Pichler - Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 9, 1993
    11.1  Statement Regarding Computation of Per Share Earnings
    12.1  Statement of Computation of Ratio of Earnings to Fixed Charges
    21.1  Subsidiaries of the Registrant
    23.1  Consent of Independent Public Accountants
    24.1  Powers of Attorney
    27.1  Financial Data Schedule
    99.1 Annual Reports on Form 11-K for The Kroger Co. Savings Plan and the Dillon Companies, Inc. Employee Stock Ownership Plan and Trust for the Year 1995 will be filed by amendment on or before April 28, 1996