Form 10-K/A
period 1995-12-30
KROGER CO
filed 1996-04-26
CIK 56873

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                              FORM 10-K/A

                             ANNUAL REPORT

                Pursuant to Section 13 or 15 (d) of the
                    Securities Exchange Act of 1934


For the Fiscal Year Ended                  Commission File No. 1-303
      December 30, 1995

                             THE KROGER CO.

An Ohio Corporation                  I.R.S. Employer Identification
                                             No. 31-0345740

Address                                            Telephone Number
- --------                                           -----------------
1014 Vine St.                                       (513) 762-4000
Cincinnati, Ohio   45202

Securities registered pursuant to section 12 (b) of the Act:

                                             Name of Exchange on
Title of Class                                 which Registered
- ---------------                              ----------------------
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

The aggregate market value of the Common Stock of The Kroger Co.
held by nonafflilates as of February 12, 1996:   $4,432,772,651

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





                                   THE KROGER CO.


Dated:  April 26, 1996             By:  (Paul W. Heldman)
                                        Paul W. Heldman
                                        Vice President, Secretary
                                           and General Counsel

                           INDEX OF EXHIBITS
                         ------------------


Exhibit
- --------

23.2      Consent of Independent Accountants.

23.3      Consent of Independent Accountants.

99.2 Financial Statements for The Kroger Co. Savings Plan for the Year Ended December 31, 1995.

99.3      Financial Statements for the Dillon Companies, Inc.
          Employees' Stock Ownership and Savings Plan for the Year Ended December 31, 1995.