Form 10-Q
period 1996-03-23
KROGER CO
filed 1996-05-06
CIK 56873

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 23, 1996 or

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


There were 125,130,471 shares of Common Stock ($1 par value) outstanding as of April 19, 1996.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information for the quarters ended March 23, 1996 and March 25, 1995 includes the results of operations of The Kroger Co. for the 12 week periods ended March 23, 1996 and March 25, 1995, and of its wholly owned subsidiary Dillon Companies, Inc. for the 13 week periods ended March 30, 1996 and April 1, 1995. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.

                                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                                (in thousands, except per share amounts)
                                                              (unaudited)
                                                                            Quarter Ended
                                                                      ------------------------
                                                                       March 23,     March 25,
                                                                         1996          1995
                                                                      ----------    ----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $5,784,254    $5,464,954
                                                                      ----------    ----------

Costs and expenses
 Merchandise costs, including warehousing and transportation. . .      4,367,967     4,129,439
 Operating, general and administrative. . . . . . . . . . . . . .      1,075,915     1,015,665
 Rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         69,729        69,934
 Depreciation and amortization. . . . . . . . . . . . . . . . . .         75,643        68,841
 Interest expense, including interest on obligations
  under capital leases, net . . . . . . . . . . . . . . . . . . .         70,626        75,324
                                                                      ----------    ----------
     Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,659,880     5,359,203
                                                                      ----------    ----------

Earnings before tax expense and extraordinary loss. . . . . . . .        124,374       105,751
Tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . .         47,884        41,275
                                                                      ----------    ----------

Earnings before extraordinary loss. . . . . . . . . . . . . . . .         76,490        64,476
Extraordinary loss (net of income tax credit) . . . . . . . . . .         (1,084)       (5,336)
                                                                      ----------    ----------
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . .     $   75,406    $   59,140
                                                                      ==========    ==========

Primary earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . . . . . . .         $  .59        $  .56
 Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . .           (.01)         (.05)
                                                                      ----------    ----------
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . .         $  .58        $  .51
                                                                      ==========    ==========

Average number of common shares used in per share calculations. .        130,197       114,992

Fully diluted earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . . . . . . .         $  .59       $  .53
 Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . .           (.01)        (.04)
                                                                          ------       ------
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . .         $  .58       $  .49
                                                                          ======       ======

Average number of common shares used in per share calculations. .        130,611      126,216


- -----------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

                                                       CONSOLIDATED BALANCE SHEET
                                                       (in thousands of dollars)
                                                              (unaudited)
                                                                 March 23,          December 30,
                                                                   1996                 1995
                                                                ----------          ------------
ASSETS
Current assets
  Receivables . . . . . . . . . . . . . . . . . . . . . .       $  256,256           $  288,067
  Inventories:
    FIFO cost . . . . . . . . . . . . . . . . . . . . . .        1,976,919            2,034,880
    Less LIFO reserve . . . . . . . . . . . . . . . . . .         (452,663)            (449,163)
                                                                ----------           ----------
                                                                 1,524,256            1,585,717
  Property held for sale. . . . . . . . . . . . . . . . .           37,953               40,527
  Prepaid and other current assets. . . . . . . . . . . .          237,832              192,673
                                                                ----------           ----------
      Total current assets. . . . . . . . . . . . . . . .        2,056,297            2,106,984

Property, plant and equipment, net. . . . . . . . . . . .        2,764,729            2,662,338
Investments and other assets. . . . . . . . . . . . . . .          272,031              275,395
                                                                ----------           ----------
      Total Assets. . . . . . . . . . . . . . . . . . . .       $5,093,057           $5,044,717
                                                                ==========           ==========

LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .       $   25,171           $   24,939
  Current portion of obligations under
    capital leases. . . . . . . . . . . . . . . . . . . .            9,071                8,975
  Accounts payable. . . . . . . . . . . . . . . . . . . .        1,369,569            1,540,067
  Other current liabilities . . . . . . . . . . . . . . .        1,013,562              991,456
                                                                ----------           ----------
      Total current liabilities . . . . . . . . . . . . .        2,417,373            2,565,437

Long-term debt. . . . . . . . . . . . . . . . . . . . . .        3,425,115            3,318,499
Obligations under capital leases. . . . . . . . . . . . .          173,378              171,229
Deferred income taxes . . . . . . . . . . . . . . . . . .          153,589              153,232
Other long-term liabilities . . . . . . . . . . . . . . .          443,274              439,333
                                                                ----------           ----------
      Total Liabilities . . . . . . . . . . . . . . . . .        6,612,729            6,647,730
                                                                ----------           ----------

SHAREOWNERS' DEFICIT
Common capital stock, par $1, at stated value
  Authorized:  350,000,000 shares
  Issued:  1996 - 134,180,739 shares
           1995 - 133,777,921 shares. . . . . . . . . . .          594,499              586,541
Accumulated deficit . . . . . . . . . . . . . . . . . . .       (1,870,517)          (1,945,923)
Common stock in treasury, at cost
           1996 -  9,576,723 shares
           1995 -  9,575,950 shares . . . . . . . . . . .         (243,654)            (243,631)
                                                                ----------           ----------
    Total Shareowners' Deficit                                  (1,519,672)          (1,603,013)
                                                                ----------           ----------
    Total Liabilities and Shareowners' Deficit. . . . . .       $5,093,057           $5,044,717
                                                                ==========           ==========



- ----------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (in thousands of dollars)
                                                              (unaudited)
                                                                             Quarter Ended
                                                                    ------------------------------
                                                                      March 23,          March 25,
                                                                        1996               1995
                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . .   $   75,406          $   59,140
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .        1,084               5,336
     Depreciation and amortization. . . . . . . . . . . . . . . .       75,643              68,841
     Amortization of deferred financing costs . . . . . . . . . .        3,445               3,367
     LIFO charge. . . . . . . . . . . . . . . . . . . . . . . . .        3,500               3,500
     Loss on sale of fixed assets . . . . . . . . . . . . . . . .          376                 444
     Net decrease in cash from changes in operating
       assets and liabilities, net of effects from sale of
       subsidiary, detail below . . . . . . . . . . . . . . . . .     (124,092)             (4,238)
     Other changes, net . . . . . . . . . . . . . . . . . . . . .         (332)               (750)
                                                                    ----------          ----------
        Net cash provided by operating activities . . . . . . . .       35,030             135,640
                                                                    ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .     (173,649)            (93,858)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .        1,475              35,784
  Decrease (increase) in property held for sale . . . . . . . . .        2,183              (4,412)
  Decrease (increase) in other investments. . . . . . . . . . . .         (986)                396
                                                                    ----------          ----------
        Net cash used by investing activities . . . . . . . . . .     (170,977)            (62,090)
                                                                    ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .       (1,583)             (7,340)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .         (127)             (1,777)
  Principal payments under capital lease obligations. . . . . . .       (2,272)             (2,109)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .      127,496              78,408
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .      (20,648)           (124,716)
  Increase in book overdrafts . . . . . . . . . . . . . . . . . .       25,528
  Proceeds from sale of treasury stock. . . . . . . . . . . . . .                               20
  Proceeds from issuance of capital stock . . . . . . . . . . . .        7,553               5,162
                                                                    ----------          ----------

        Net cash provided (used) by financing activities  . . . .      135,947             (52,352)
                                                                    ----------          ----------

Net increase in cash and temporary cash investments . . . . . . .            0              21,198

Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .            0              27,223
                                                                    ----------          ----------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .   $        0          $   48,421
                                                                    ==========          ==========

INCREASE (DECREASE) IN CASH FROM CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS FROM SALE OF SUBSIDIARY:
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .   $   57,961          $  111,606
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . .       31,811              25,871
    Prepaid and other current assets. . . . . . . . . . . . . . .      (45,272)            (38,625)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .     (196,025)           (125,531)
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .          357             (13,067)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .       27,076              35,508
                                                                    ----------          ----------
                                                                    $ (124,092)         $   (4,238)
                                                                    ==========          ==========

- ----------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

Supplemental disclosures of cash flow information:
                                                         Quarter Ended
                                                  --------------------------
                                                   March 23,       March 25,
                                                     1996            1995
                                                  ----------      ----------
Cash paid during the period for:

   Interest (net of amount capitalized)            $ 51,240        $ 69,267
   Income taxes                                      30,610          29,311

- ----------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------


1.   BASIS OF PRESENTATION
     ---------------------

     The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   INCOME TAXES
     ------------

     The effective income tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes.


3.   EXTRAORDINARY LOSS
     ------------------

     The extraordinary loss for the quarters ended March 23, 1996 and March 25, 1995 of $1.1 million and $5.3 million, respectively (net of income taxes of $.7 million and $3.4 million, respectively) is related to the early retirement of long-term debt. During the first quarter of 1996 the Company repurchased $16.8 million of its senior debt issues. Purchases of debt were funded by excess cash from operations, proceeds from miscellaneous asset sales, and funds borrowed under the Company's Credit Agreement.


4.   EARNINGS PER COMMON SHARE
     -------------------------

     Primary earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options. Fully diluted earnings per common share for the first quarter 1995 are computed by adjusting both net earnings and shares outstanding for the effect of the assumed conversion of the Convertible Junior Subordinated Notes issued in December 1992 as of the beginning of the year. The Convertible Junior Subordinated Notes were converted into common stock on or before the redemption date of September 5, 1995.


5.   SUBSEQUENT EVENTS
     -----------------

     On April 29, 1996, the Company notified its lenders under the Credit Agreement of the Company's election to release the collateral securing the Company's obligations under the Credit Agreement. The collateral also secures the Company's obligations under its two issues of Senior Secured Debentures. This election was permitted because the Company's consolidated ratio of net total debt to EBITD for the most recently ended fiscal quarter was 3.15 to 1 or lower. The Company's ratio at March 23, 1996, was 3.05 to 1. Upon release of the collateral, the Credit Agreement and the Senior Secured Debentures become unsecured.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES
- -----

Total sales for the first quarter of 1996 increased 5.8% from the first quarter 1995 to a record $5.78 billion. Food store sales increased 5.5% over the 1995 first quarter. Solid sales in the Company's existing units were coupled with sales from 89 stores opened or expanded subsequent to the first quarter of 1995. Square footage increased 4.8% during this same time period. Sales in identical food stores, units that have been in operation for one full year and have not been expanded during that period, increased 2.0% versus a 1.1% increase in 1995. These results were achieved despite increased competitive openings in several major markets such as Phoenix, Atlanta, Colorado Springs, and Raleigh/Durham. Identical store sales are in line with the 1% to 2% increase expected by the Company for the entire year.

A review of sales trends by lines of business includes:

                                        (in thousands of dollars)
                               % of 1996        1st Quarter
                                         -----------------------
       Lines of Business         Sales       1996        1995     Change
       ---------------------   ---------  ----------  ----------  -------
       Food Stores  ........     93.9%    $5,432,754  $5,149,145    +5.5%
       Convenience Stores ..      3.5%       203,275     187,053    +8.7%
       Other sales  ........      2.6%       148,225     128,756   +15.1%
                               ---------  ----------  ----------

       Total sales  ........    100.0%    $5,784,254  $5,464,954    +5.8%

Convenience stores' identical grocery sales increased 1.5%, identical gasoline sales increased 4.3%, and identical gas gallons increased 1.8%. Sales for the six company convenience store group were strengthened by strong in-store sales and gasoline gallons sold, combined with a 2.5% increase in the average retail price per gallon of gasoline as compared to the first quarter of 1995.

Other sales primarily consist of outside sales by the Company's manufacturing divisions.

The Company's strategy in an environment of low food price inflation continues to be to obtain sales growth from new square footage, as well as increased productivity from existing locations. The Company currently expects to increase square footage by 6% to 7% in 1996. The Company expects to continue to realize savings from technology and logistics improvements, some of which may be reinvested in retail price reductions to increase sales.


EBITD
- -----

The Company's Credit Agreement and the indentures underlying approximately $1.2 billion of publicly issued debt contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, and unusual and extraordinary items ("EBITD"). All EBITD based covenants are based, among other things, upon generally accepted accounting principles ("GAAP") as applied on a date prior to January 3, 1993. The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At March 23, 1996 the Company was in compliance with all covenants of its Credit Agreement and publicly issued debt. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

During the first quarter 1996, EBITD, which does not include the effect of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", increased 8.3% to $278.1 million from $256.9 million. The increase in EBITD was the result of many factors, including increases in food store sales from existing and new stores, improvements in gross profit rates from productivity gains and cost reductions, and the controlling of operating, general and administrative costs.



MERCHANDISE COSTS
- -----------------

Merchandise costs, including warehousing and transportation expense and LIFO charges, for the first quarter 1996 declined to 75.5% of sales compared to 75.6% in the first quarter 1995. Merchandise costs were once again positively affected by the Company's efforts in consolidated distribution and coordinated purchasing. The decrease in merchandise costs was achieved in spite of some logistics and manufacturing projects being in the start-up phase and producing temporary increased costs. There has been virtually no net inflation in the cost of product. Inflation in some commodities such as milk, wheat and corn are being offset by cost reductions in other items, such as coffee, paper and plastics.


OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES
- ----------------------------------------------

Operating, general and administrative expenses as a percent of sales in the first quarter 1996 remained at the 1995 level of 18.6%. Operating, general and administrative expenses were adversely affected by store opening costs from the opening of 25 new or expanded stores in 1996 as compared to 15 in 1995's first quarter. Operating, general and administrative costs improved from declines in total employee costs, including health benefits and incentive pay for both store and management employees, as well as decreases in utility costs.


NET INTEREST EXPENSE
- --------------------

Net interest expense declined to $70.6 million in the first quarter 1996 as compared to $75.3 million in last year's first quarter.
The decline was due in large part to the conversion into common stock of the Company's $200 million 6-3/8% Convertible Junior Subordinated Notes in the third quarter of 1995. The Company expects 1996 net interest expense to total approximately $300 million.

In an effort to effectively further reduce the Company's interest expense, the Company has purchased a portion of the debt issued by the lenders of certain of its structured financings, which cannot be retired early. Excluding the debt incurred to make these purchases, which are classified as investments, the Company's long-term debt at the end of the first quarter was $3.57 billion, down from $3.79 billion at the end of the 1995 first quarter. The Company does not expect a material change in its debt balance during 1996 from the year end 1995 balance.


NET EARNINGS
- ------------

The Company's net earnings in the first quarter 1996 were $75.4 million or $.58 per share on a fully diluted basis as compared to net earnings in the first quarter 1995 of $59.1 million or $.49 per share. Net earnings in 1996 were negatively affected by an extraordinary loss of $1.1 million or $.01 per share as compared to an extraordinary loss of $5.3 million or $.04 per share in 1995. The extraordinary loss in both years resulted from the early retirement of long term debt. The Company expects to incur an extraordinary loss in each quarter of 1996 as it continues to retire high-cost debt.

Earnings before the extraordinary loss totalled $76.5 million or $.59 per share fully diluted in 1996 as compared to $64.5 million in 1995 or $.53 per fully diluted share.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the first quarter 1996 the Company purchased $16.8 million of its various long-term debt issues.

At the end of the first quarter 1996 the Company had $438.1 million available under its Credit Agreement to meet short-term liquidity needs.

Capital expenditures for the first quarter 1996 totaled $173.6 million as compared to $93.9 million for the first quarter 1995. Capital expenditures for the year are expected to total approximately $850 million as compared to $726.1 million during all of 1995. The increase reflects the Company's strategy of growth through expansion as well as the Company's emphasis, whenever possible, on self-development and ownership of store real estate. The planned capital expenditures will allow the Company to open or expand approximately 115 stores and remodel 50 to 60 additional stores. Capital expenditures will also be made in the areas of logistics and technology projects.

During the first quarter of 1996 the Company's only new debt issues consisted of 7.5% First Mortgage Bonds in the amount of $9.1 million due in the year 2016.


CONSOLIDATED STATEMENT OF CASH FLOWS
- ------------------------------------

The Company generated $35.0 million of cash from operating activities during the first quarter 1996 compared to $135.6 million in last year's first quarter. The decrease was due primarily to an investment in working capital during the first quarter of 1996, partially offset by higher net earnings.

Investing activities used $171.0 million in cash during the first quarter of 1996 as compared to $62.1 million last year. Cash generated by operating and financing activities is being used for additional capital expenditures. The Company's capital investment in the first quarter of 1996 increased $79.8 million from the first quarter of 1995. Also contributing to the net increase in the use of cash for investment activities was the decline of $34.3 million in the cash proceeds from the sale of assets.

Financing activities provided $135.9 million in cash as compared to a use of cash of $52.4 million last year. The Company borrowed an additional $109.2 million under its bank Credit Agreement during the first quarter of 1996 and obtained an additional $18.3 million from other debt issues and commercial paper offerings while repurchasing only $20.6 million of other long term debt. This compared to a net debt reduction in the first quarter of 1995 of $46.3 million. Additionally, cash used for debt prepayment costs and new financing charges used only $1.7 million as compared to $9.1 million in 1995 and book overdrafts provided an additional $25.5 million in 1996.


SUBSEQUENT EVENTS
- -----------------

On April 29, 1996, the Company notified its lenders under the Credit Agreement of the Company's election to release the collateral securing the Company's obligations under the Credit Agreement. The collateral also secures the Company's obligations under its two issues of Senior Secured Debentures. This election was permitted because the Company's consolidated ratio of net total debt to EBITD for the most recently ended fiscal quarter was 3.15 to 1 or lower. The Company's ratio at March 23, 1996, was 3.05 to
1. Upon release of the collateral, the Credit Agreement and the Senior Secured Debentures become unsecured.

                      PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibit 3.1 - Amended Articles of Incorporation and Regulations of the Company are hereby incorporated by reference to Exhibits 4.1 and 4.2 of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

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

               Exhibit 27.1 - Financial Data Schedule

               Exhibit 99.1 - Additional Exhibits - Statement of
               Computation of Ratio of Earnings to Fixed Charges.

       (b) The Company disclosed and filed its fourth quarter and fiscal year 1995 earnings release in its Current Report on Form 8-K dated January 25, 1996.


                            SIGNATURES
                            ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE KROGER CO.


Dated:  May 6, 1996                     By:  (Paul W. Heldman)
                                             Paul W. Heldman
                                             Vice President,
                                               Secretary and
                                               General Counsel

Dated:  May 6, 1996                     By:  (J. Michael Schlotman)
                                             J. Michael Schlotman
                                             Vice President and
                                               Corporate Controller

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

Exhibit 27.1 - Financial Data Schedule

Exhibit 99.1 - Additional Exhibits - Statement of Computation of
               Ratio of Earnings to Fixed Charges.