Form 10-Q
period 1996-06-15
KROGER CO
filed 1996-07-29
CIK 56873

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the
- --- Securities Exchange Act of 1934 for the quarterly period ended June 15, 1996 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to __________________


     Commission file number    1-303

                            THE KROGER CO.


An Ohio Corporation                 I.R.S. Employer Identification
                                            No. 31-0345740

1014 Vine Street, Cincinnati, OH                 45202
- ---------------------------------                -----
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code   (513) 762-4000

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

There were 125,677,587 shares of Common Stock ($1 par value) outstanding as of July 12, 1996.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information for the quarters ended June 15, 1996 and June 17, 1995 includes the results of operations of The Kroger Co. for the 12 and 24 week periods ended June 15, 1996 and June 17, 1995, and of Dillon Companies, Inc. for the 13 and 26 week periods ended June 29, 1996 and July 1, 1995. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.

                 CONSOLIDATED STATEMENT OF OPERATIONS
               (in thousands, except per share amounts)
                              (unaudited)

                                                              2nd Quarter Ended       2 Quarters Ended
                                                           ----------------------  ------------------------
                                                            June 15,    June 17,     June 15,     June 17,
                                                              1996        1995        1996          1995
                                                           ----------  ----------  -----------  -----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .    $5,844,366  $5,652,890  $11,628,620  $11,117,844
                                                           ----------  ----------  -----------  -----------

Costs and expenses:
 Merchandise costs, including warehousing and
  transportation. . . . . . . . . . . . . . . . . . . .     4,412,202   4,267,794    8,780,169    8,397,233
 Operating, general and administrative. . . . . . . . .     1,084,528   1,028,785    2,160,443    2,044,450
 Rent . . . . . . . . . . . . . . . . . . . . . . . . .        69,316      71,216      139,044      141,150
 Depreciation and amortization. . . . . . . . . . . . .        80,354      73,405      155,997      142,246
 Interest expense, net. . . . . . . . . . . . . . . . .        70,523      74,639      141,149      149,963
                                                           ----------  ----------   ----------  -----------

     Total. . . . . . . . . . . . . . . . . . . . . . .     5,716,923   5,515,839   11,376,802   10,875,042
                                                           ----------  ----------   ----------  -----------

Earnings before income tax expense and
 extraordinary loss . . . . . . . . . . . . . . . . . .       127,443     137,051      251,818      242,802
Tax expense . . . . . . . . . . . . . . . . . . . . . .        49,065      54,587       96,950       95,861
                                                           ----------  ----------   ----------  -----------

Earnings before extraordinary loss. . . . . . . . . . .        78,378      82,464      154,868      146,941
Extraordinary loss (net of income tax credit) . . . . .          (766)     (5,451)      (1,850)     (10,788)
                                                           ----------  ----------   ----------  -----------
     Net earnings . . . . . . . . . . . . . . . . . . .    $   77,612  $   77,013   $  153,018  $   136,153
                                                           ==========  ==========   ==========  ===========

Primary earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . .         $ .60       $ .71       $ 1.19       $ 1.28
 Extraordinary loss . . . . . . . . . . . . . . . . . .          (.01)       (.05)        (.01)        (.09)
                                                                -----       -----       ------       ------
   Net earnings . . . . . . . . . . . . . . . . . . . .         $ .59       $ .66       $ 1.18       $ 1.19
                                                                =====       =====       ======       ======

Average number of common shares used in primary per
 share calculation. . . . . . . . . . . . . . . . . . .       131,144     115,391      130,670      115,191

Fully diluted earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . .         $ .60       $ .67       $ 1.18        $1.19
 Extraordinary loss . . . . . . . . . . . . . . . . . .          (.01)       (.04)        (.01)        (.09)
                                                                -----       -----       ------        -----
     Net earnings . . . . . . . . . . . . . . . . . . .         $ .59       $ .63       $ 1.17       $ 1.10
                                                                =====       =====       ======       ======

Average number of common shares used in fully diluted
 per share calculations . . . . . . . . . . . . . . . .       131,144     126,638      130,878      126,459


- -------------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

                                                       CONSOLIDATED BALANCE SHEET
                                                       (in thousands of dollars)
                                                              (unaudited)

                                                                  June 15,          December 30,
                                                                   1996                 1995
                                                                ----------          ------------
ASSETS
Current assets
  Receivables . . . . . . . . . . . . . . . . . . . . . .       $  276,776           $  288,067
  Inventories:
    FIFO cost . . . . . . . . . . . . . . . . . . . . . .        1,963,016            2,034,880
    Less LIFO reserve . . . . . . . . . . . . . . . . . .         (456,163)            (449,163)
                                                                ----------           ----------
                                                                 1,506,853            1,585,717
  Property held for sale. . . . . . . . . . . . . . . . .          132,009               40,527
  Prepaid and other current assets. . . . . . . . . . . .          216,159              192,673
                                                                ----------           ----------
      Total current assets. . . . . . . . . . . . . . . .        2,131,797            2,106,984

Property, plant and equipment, net. . . . . . . . . . . .        2,765,805            2,662,338
Investments and other assets. . . . . . . . . . . . . . .          296,365              275,395
                                                                ----------           ----------
      Total Assets. . . . . . . . . . . . . . . . . . . .       $5,193,967           $5,044,717
                                                                ==========           ==========

LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .       $   24,613           $   24,939
  Current portion of obligations under
    capital leases. . . . . . . . . . . . . . . . . . . .            9,120                8,975
  Accounts payable. . . . . . . . . . . . . . . . . . . .        1,398,085            1,540,067
  Other current liabilities . . . . . . . . . . . . . . .        1,038,758              991,456
                                                                ----------           ----------
      Total current liabilities . . . . . . . . . . . . .        2,470,576            2,565,437

Long-term debt. . . . . . . . . . . . . . . . . . . . . .        3,372,458            3,318,499
Obligations under capital leases. . . . . . . . . . . . .          171,053              171,229
Deferred income taxes . . . . . . . . . . . . . . . . . .          154,750              153,232
Other long-term liabilities . . . . . . . . . . . . . . .          449,439              439,333
                                                                ----------           ----------
      Total Liabilities . . . . . . . . . . . . . . . . .        6,618,276            6,647,730
                                                                ----------           ----------

SHAREOWNERS' DEFICIT
Common capital stock, par $1, at stated value
  Authorized:  350,000,000 shares
  Issued:  1996 - 134,975,881 shares
           1995 - 133,777,921 shares. . . . . . . . . . .          612,258              586,541
Accumulated deficit . . . . . . . . . . . . . . . . . . .       (1,792,905)          (1,945,923)
Common stock in treasury, at cost
           1996 -  9,576,934 shares
           1995 -  9,575,950 shares . . . . . . . . . . .         (243,662)            (243,631)
                                                                ----------           ----------
    Total Shareowners' Deficit                                  (1,424,309)          (1,603,013)
                                                                ----------           ----------

    Total Liabilities and Shareowners' Deficit. . . . . .       $5,193,967           $5,044,717
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

                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (in thousands of dollars)
                                                              (unaudited)

                                                                           2 Quarters Ended
                                                                    ------------------------------
                                                                      June 15,           June 17,
                                                                        1996               1995
                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . .    $ 153,018         $  136,153
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .        1,850             10,788
     Depreciation and amortization. . . . . . . . . . . . . . . .      155,997            142,246
     Amortization of deferred financing costs . . . . . . . . . .        6,466              6,720
     LIFO charge. . . . . . . . . . . . . . . . . . . . . . . . .        7,000              7,000
     Net (decrease) increase in cash from changes in operating
       assets and liabilities, net of effects from sale of
       subsidiary, detail below . . . . . . . . . . . . . . . . .      (70,006)           130,910
     Other changes, net . . . . . . . . . . . . . . . . . . . . .          602                491
                                                                     ---------         ----------
        Net cash provided by operating activities . . . . . . . .      254,927            434,308
                                                                     ---------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .     (258,831)          (244,405)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .        6,659             40,828
  Increase in property held for sale. . . . . . . . . . . . . . .      (92,264)            (6,086)
  Increase in other investments . . . . . . . . . . . . . . . . .      (28,789)              (205)
                                                                     ---------         ----------

        Net cash used by investing activities . . . . . . . . . .     (373,225)          (209,868)
                                                                     ---------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .       (2,744)           (14,055)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .       (1,262)            (5,718)
  Principal payments under capital lease obligations. . . . . . .       (4,543)            (4,375)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .      102,675             66,548
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .      (49,042)          (255,923)
  Increase in book overdrafts . . . . . . . . . . . . . . . . . .       48,361
  Proceeds from sale of treasury stock. . . . . . . . . . . . . .                              14
  Proceeds from issuance of capital stock . . . . . . . . . . . .       24,853              9,724
                                                                     ---------         ----------

        Net cash provided (used) by financing activities. . . . .      118,298           (203,785)
                                                                     ---------         ----------

Net increase in cash and temporary cash investments . . . . . . .            0             20,655

Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .            0             27,223
                                                                     ---------         ----------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .    $       0         $   47,878
                                                                     =========         ==========


INCREASE (DECREASE) IN CASH FROM CHANGES IN OPERATING ASSETS AND LIABILITIES:

    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .   $   71,864         $  174,603
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . .       11,291              6,669
    Prepaid and other current assets. . . . . . . . . . . . . . .      (23,703)           (17,909)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .     (190,343)           (54,827)
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .        1,518            (14,172)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .       59,367             36,546
                                                                    ----------         ----------
                                                                    $  (70,006)        $  130,910
                                                                    ==========         ==========

- -------------------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

Supplemental disclosures of cash flow information:

                                             2 Quarters Ended
                                         -------------------------
                                         June 15,         June 17,
                                           1996             1995
                                         ---------        --------
Cash paid during the period for:

   Interest (net of amount capitalized)  $138,243         $152,205
   Income taxes                            62,362           97,159








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

3.   EXTRAORDINARY LOSS
     ------------------

     The extraordinary loss for the two quarters ended June 15, 1996 and June 17, 1995 of $1.9 million and $10.8 million, respectively (net of income taxes of $1.2 million and $6.9 million, respectively) and for the second quarter ended June 15, 1996 and June 17, 1995 of $.8 million and $5.5 million (net of income taxes of $.4 million and $3.5 million, respectively) is related to the early retirement of long-term debt. During the second quarter of 1996 the Company repurchased $8.4 million of its senior debt issues and refinanced $14.6 million of its various mortgages. Year-to-date 1996 purchases total $25.2 million of senior debt and $15.5 million mortgage refinances. Purchases of debt were funded by excess cash from operations, proceeds from miscellaneous asset sales, and funds borrowed under the Company's Credit Agreement.

4.   EARNINGS PER COMMON SHARE
     -------------------------

     Primary earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options. Fully diluted earnings per common share for the second quarter and two quarters ended June 17, 1995 are computed by adjusting both net earnings and shares outstanding for the effect of the assumed conversion of the Convertible Junior Subordinated Notes issued in December 1992. The Convertible Junior Subordinated Notes were not included for the second quarter and two quarters ended June 15, 1996 because they were redeemed on September 5, 1995.

5.   SUBSEQUENT EVENTS
     -----------------

     On June 25, 1996, The Kroger Co. filed Registration Statement No. 333-06763 on Form S-3 with the Securities and Exchange Commission pursuant to Rule 415. The Registration Statement was amended by Amendment No. 1 to the Registration Statement filed on July 12, 1996, and by Post-Effective Amendment No. 1 to the Registration Statement filed on July 17, 1996. The Registration Statement provides for the issuance of Debt Securities in an aggregate amount of $744,227,000. Pursuant to a Prospectus Supplement dated July 24, 1996, The Kroger Co. is issuing $240,000,000 of Debt Securities designated 8.15% Senior Notes due 2006. The form of indenture therefor, styled First Supplemental Indenture dated as of July 29, 1996, is incorporated herein by reference as Exhibit 4.1 hereto. The proceeds will be used to repay amounts outstanding under the Company's Bank Credit Agreement, and thereafter to use borrowings under the Credit Agreement to repurchase or redeem other debt of the Company and for other general corporate purposes.

     On July 18, 1996 the Company notified the trustee of its 9% Senior Subordinated Notes due 1999 (the "Notes") that it will redeem the entire $125 million principal amount of Notes on August 17, 1996. The Company will incur a $.7 million extraordinary charge in connection with this redemption.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Total sales for the second quarter of 1996 increased 3.4% over second quarter 1995 to $5.84 billion as compared to $5.65 billion. Food store sales increased 2.7% over the 1995 second quarter.
Sales in the second quarter were negatively affected by a 44-day strike in the Company's King Soopers division in Colorado. Supermarket sales, excluding King Soopers during the strike, increased 4.5% for the quarter. Sales in the Company's existing units not affected by the strike were bolstered by the opening or expansion of 21 stores and strong results in existing stores in most of the Company's markets. In some of the Company's markets, sales were adversely affected by heightened competition. Food store square footage increased 5.4% over the second quarter of 1995. The 1996 second quarter sales in identical food stores, units that have been in operation for one full year and have not been expanded, decreased 1.1%, including the impact from the King Soopers strike, versus a 1.5% increase in the second quarter of 1995. Identical store sales, excluding the King Soopers division, increased .6% over 1995's second quarter. Year-to-date identical sales, excluding King Soopers, were up 1.3%. Identical store sales were negatively affected by the Company's aggressive storing program and increased competition in some markets such as Nashville, Atlanta, Phoenix, Roanoke and Raleigh/Durham.
Comparable store sales, which includes results from expanded and relocated stores, increased 3.2% in the quarter excluding King Soopers.

The Denver strike, which was settled in late June with the ratification of a three-year contract, will have a negative effect on third quarter sales and profit as operations return to normal. The effect is expected to be substantially less than that in the second quarter. The Company has instituted a marketing effort intended to restore sales to their pre-strike level.

A review of sales trends by lines of business includes:

                                        (in thousands of dollars)
                                               2nd Quarter
                               % of 1996  ----------------------
       Lines of Business         Sales       1996        1995       Change
       ---------------------   ---------  ----------  ----------   -------
       Food Stores  ........     92.9%    $5,427,220  $5,285,521     +2.7%
       Convenience Stores ..      4.2%       245,821     220,349    +11.6%
       Other Sales  ........      2.9%       171,325     147,020    +16.5%
                               ---------  ----------  ----------

       Total Sales  ........    100.0%    $5,844,366  $5,652,890     +3.4%

                                        (in thousands of dollars)
                                          2 Quarters Year-to-date
                               % of 1996  ------------------------
       Lines of Business         Sales        1996         1995      Change
       -----------------       ---------  -----------  -----------   ------
       Food Stores  ........     93.4%    $10,859,973  $10,434,665    +4.1%
       Convenience Stores ..      3.9%        449,096      407,403   +10.2%
       Other Sales  ........      2.7%        319,550      275,776   +15.9%
                                ------    -----------  -----------
       Total Sales  ........    100.0%    $11,628,619  $11,117,844    +4.6%


The increase in total convenience stores sales was the result of a 3.8% increase in in-store sales combined with a 15.4% increase in gasoline sales. Gas gallons sold during the quarter increased 7.1% over 1995's second quarter. Convenience stores' identical grocery sales increased 3.0% and identical gasoline sales increased 8.9%. Sales for the six company convenience store group were strengthened by a 7.9% increase in the average retail price per gallon of gasoline.

Other sales primarily consist of outside sales by the Company's manufacturing divisions. The Company's manufacturing plants, which include bakeries, dairies and grocery product plants, have been successful in securing contracts with outside parties to utilize excess plant capacity.

The Company's accelerated storing program is focused on investing in existing Kroger markets and adjacent geographic regions where the Company has a strong franchise and can leverage marketing, distribution and overhead costs. This strategy has an effect on identical store sales due to the shifting of some sales from existing stores to new stores. This effect will continue as the approximately 90 to 100 additional new stores or remodels that are planned for the remainder of the year are completed. Total sales, however, will benefit from the increased and improved square footage.

Additionally, savings that will be realized from technology and logistics improvements should allow more competitive pricing and improved service to increase sales in both existing and new store locations. Inflation is not expected to have a material effect on sales.

EBITD

The Company's Credit Agreement and the indentures underlying approximately $1.2 billion of publicly issued debt contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, unusual and extraordinary items ("EBITD"). All such covenants are based, among other things, upon generally accepted accounting principles ("GAAP") as applied on a date prior to January 3, 1993. The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At June 15, 1996 the Company was in compliance with all covenants of its Credit Agreement and publicly issued debt. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

During the second quarter 1996, EBITD, which does not include the effect of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", decreased 2.1% to $285.8 million from $292.1 million. Year-to-date 1996 EBITD increased 2.7% to $564.0 million from $548.9 million. Excluding the effects of the King Soopers strike, EBITD would have been approximately $314.5 million for the second quarter, a 7.7% increase. The King Soopers strike will have a negative effect, though much smaller than the second quarter's, on EBITD in the third quarter. Strike adjusted EBITD was positively influenced by the increase in food store sales from existing and new stores combined with improvements in gross profit rates, and private label sales that are outpacing total sales increases. EBITD was dampened by a slower rate of growth in C-store EBITD and increased commodity costs.


MERCHANDISE COSTS

Merchandise costs, including warehousing and transportation expense and LIFO charges, for the second quarter 1996 were even with the second quarter of 1995 as a percent of sales. Merchandise costs were negatively affected by the strike but were positively affected by the Company's advances in coordinated purchasing and increases in private label sales. The Company has completed the transition of three consolidation centers and expects to open a fourth in Fountain, Colorado in August. These consolidations will have a positive effect on merchandising costs in the long run but had sizeable up front costs associated with the transition in the second quarter.

                                                           2 Quarters
                                      2nd Quarter         Year-to-date
                                    ---------------     ---------------
                                     1996     1995       1996     1995
                                    ------   ------     ------   ------
        Merchandise Costs - LIFO    75.49%   75.50%     75.50%   75.53%
        LIFO Charge                   .05%     .06%       .06%     .06%
                                    ------   ------     ------   ------
        Merchandise Costs - FIFO    75.44%   75.44%     75.44%   75.47%


OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating, general and administrative expenses in the second quarter 1996 increased to 18.56% of sales from 18.20% last year. Year-to-date operating, general and administrative expenses in 1996 were 18.58% compared to 18.39% in 1995. The increase in the rate of operating, general and administrative costs can be attributed to the King Soopers strike, reduced revenue from baled salvage sales and higher store wages. The Company's capital expansion program negatively affects operating, general and administrative expenses as costs are incurred to open and expand new stores in greater numbers than the prior year.

The Company's focus is on controlling operating, general and administrative expenses. There are a number of administrative changes underway to reduce support costs. While the Company believes that these programs will bring about cost reductions, there can be no assurances of these results.


NET INTEREST EXPENSE

Net interest expense declined to $70.5 million in the second quarter 1996 from $74.6 million in last year's second quarter. Year-to-date net interest expense totalled $141.1 million as compared to $150.0 million in the first half of 1995. The Company expects 1996 net interest expense to total approximately $300 to $305 as compared to $312.7 million in 1995.

The Company has purchased a portion of the debt issued by the lenders of certain of its structured financings, which cannot be retired early, in an effort to effectively further reduce the Company's interest expense. The Company purchased $15.1 million of this debt during the second quarter of 1996, bringing the total investments to $73.8 million. Excluding the debt incurred to make these purchases, which are classified as investments, the Company's long-term debt at the end of the second quarter was $3.50 billion, down from $3.65 billion at the end of the 1995 second quarter. The Company does not expect a reduction in long-term debt during 1996 from the year-end 1995 balance. Net operating working capital declined by $.9 million to $52.8 million as compared to the second quarter 1995's $53.7 million.


NET EARNINGS

The Company's net earnings in the second quarter 1996 were $77.6 million or $.59 per share on a fully diluted basis compared to net earnings in the second quarter 1995 of $77.0 million or $.63 per share. Net earnings in 1996 were negatively affected by the King Soopers strike and by an extraordinary loss of $.8 million or $.01 per share compared to an extraordinary loss of $5.5 million or $.04 per share in 1995. Year-to-date net earnings in 1996 were $153.0 million or $1.17 per share on a fully-diluted basis compared to net earnings in 1995 of $136.2 million or $1.10 per share. 1996 year-to-date net earnings included a $1.8 million extraordinary loss compared to $10.8 million in 1995. The extraordinary loss in both years resulted from the early retirement of the Company's high-cost debt. The Company expects to incur an extraordinary loss in each quarter of 1996 as it continues to retire high-cost debt.

Second quarter earnings before the extraordinary loss totalled
$78.4 million in 1996 compared to $82.5 million in 1995. Year-to-date earnings before the extraordinary loss totalled $154.9 million in 1996 compared to $146.9 million in 1995.



LIQUIDITY AND CAPITAL RESOURCES

During the second quarter 1996 the Company purchased $8.3 million of its various senior and subordinated debt issues. Through two quarters of 1996 the Company has purchased $25.2 million of these issues.

At the end of the second quarter 1996, the Company had $459.6 million available under its Credit Agreement to meet short-term liquidity needs.

On April 29, 1996, the Company notified its lenders under the Credit Agreement of the Company's election to release the collateral securing the Company's obligations under the Credit Agreement. The collateral had also secured the Company's obligations under its two issues of Senior Secured Debentures.
Upon release of the collateral, the Credit Agreement and the Senior Secured Debentures became unsecured.

The Company invested $178.2 million in fixed assets during the second quarter, $85.2 million of these expenditures were invested in long-term property, plant and equipment. The remaining $93.0 million was placed in property that the Company intends to include in sale leaseback transactions. Capital expenditures for the second quarter 1995 were $150.5 million in property, plant and equipment and $1.7 million in property held for sale. Capital expenditures for the year are expected to total approximately $850 million. This will enable the Company to open or expand approximately 115 stores and remodel 50 to 60 additional stores. Capital expenditures will also be made in the areas of logistics and technology projects. Through two quarters of 1996, the Company has opened, expanded or acquired 46 food stores and completed 21 remodels.




CONSOLIDATED STATEMENT OF CASH FLOWS

The Company generated $254.9 million of cash from operating activities during the first half of 1996 compared to $434.3 million during the same period last year. The decrease is due in part to changes in operating assets and liabilities that used $70.0 million of cash in 1996 compared to providing $130.9 million in 1995. The largest component of the change in operating assets and liabilities was net owned inventory which increased $118.5 million in the first half of 1996 versus a decrease of $119.8 million in 1995's first half. This use of cash was offset somewhat by increased operating profits before depreciation of $21.7 million over 1995.

Investing activities used $373.2 million in cash during the first half of 1996 compared to $209.9 million last year. The net increase in the use of cash is due to $100.6 million of additional capital expenditures and investments in property held for sale and an additional $28.6 million used for the purchase of investments. These increases in the use of cash were combined with a decrease of $34.2 million in the inflow of cash from the sale of assets.

Financing activities provided $118.3 million in cash compared to the use of $203.8 million in the first half of last year. The change is due to a decline of $243.0 million in the use of cash for the net reduction in long-term debt as well as an increase in book overdrafts of $48.4 million. Additionally, the Company realized $24.9 million from the exercise of stock options as compared to $9.7 million during the first half of 1995. Debt prepayment premium and new financing costs used $4.0 million in 1996 as compared to $19.8 million in 1995.

With respect to the foregoing statements in Management's Discussion and Analysis that are forward looking in nature, the Company's actual results could adversely be affected by delays in completion of projects, labor disputes or competitive activity in the marketplace.


SUBSEQUENT EVENTS

On June 25, 1996, The Kroger Co. filed Registration Statement No. 333-06763 on Form S-3 with the Securities and Exchange Commission pursuant to Rule 415. The Registration Statement was amended by Amendment No. 1 to the Registration Statement filed on July 12, 1996, and by Post-Effective Amendment No. 1 to the Registration Statement filed on July 17, 1996. The Registration Statement provides for the issuance of Debt Securities in an aggregate amount of $744,227,000. Pursuant to a Prospectus Supplement dated July 24, 1996, The Kroger Co. is issuing $240,000,000 of Debt Securities designated 8.15% Senior Notes due 2006. The form of indenture therefor, styled First Supplemental Indenture dated as of July 29, 1996, is incorporated herein by reference as Exhibit 4.1 hereto. The proceeds will be used to repay amounts outstanding under the Company's Bank Credit Agreement, and thereafter to use borrowings under the Credit Agreement to repurchase or redeem other debt of the Company and for other general corporate purposes.

On July 18, 1996 the Company notified the trustee of its 9% Senior Subordinated Notes due 1999 (the "Notes") that it would redeem the entire $125 million principal amount of Notes on August 17, 1996. The Company will incur a $.7 million extraordinary charge in connection with this redemption.

                      PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          Fry's Food Stores of Arizona, Inc. ("Fry's"), a subsidiary of the Company, is currently a defendant and cross-defendant in actions pending in the U.S. District
          Court for the Southern District of Florida (the "Court")


          entitled Harley S. Tropin v. Kenneth Thenen, et. al.,
                   -------------------------------------------
          No. 93-2502-CIV-MORENO and Walco Investments, Inc., et.
                                     ----------------------------
          al. v. Kenneth Thenen, et al., No. 93-2534-CIV-MORENO.
          -----------------------------
          The plaintiff and cross-claimants in these actions seek unspecified damages against numerous defendants and cross-defendants, including Fry's. Plaintiffs and cross-claimants allege that a former employee of Fry's supplied false information to third parties in connection with purported sales transactions between Fry's and affiliates of Premium Sales Corporation or certain limited partnerships. Claims have been alleged against Fry's for breach of implied contract, aiding and abetting conspiracy, conversion and civil theft, negligent supervision, fraud, and violations of 18 U.S.C. Sections 1961 and 1962(d) and Chapter 895, Florida Statutes.
          Fry's has entered into an agreement with Harley S. Tropin as trustee and receiver for the Premium Sales Corporation and certain affiliates to settle all claims against Fry's. That agreement is subject to the execution of a definitive settlement agreement and the approval of the Court.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  May 16, 1996 - Annual Meeting of Shareholders.

          (c) The shareholders elected one director, David B. Dillon, to serve until the annual meeting in 1998, and elected four other directors to serve until the annual meeting in 1999, or until their successors have been elected and qualified, and ratified the selection of Coopers & Lybrand L.L.P. as Company auditors for 1996.

          Votes were cast as follows:


                                        For         Withheld    Broker Non-Vote
                                     ----------     ---------   ---------------
          David B. Dillon            98,018,647     2,610,288         -0-
          Richard W. Dillon          97,981,864     2,647,071         -0-
          John T. LaMacchia          98,057,144     2,571,791         -0-
          Edward M. Liddy            98,029,420     2,599,515         -0-
          T. Ballard Morton, Jr.     98,086,674     2,542,261         -0-
          Katherine D. Ortega        97,996,452     2,632,483         -0-

                                        For          Against       Withheld       Broker Non-Vote
                                     ----------     ---------      --------       ---------------
          Coopers & Lybrand L.L.P.   98,959,831       896,237       772,867               -0-


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


          Exhibit 4.2 -
          -----------
          First Supplemental Indenture dated as of July 29, 1996, between the Company and Comerica Bank, as Trustee, relating to the Company's 8.15% Senior Notes due 2006.

          Exhibit 11.1 - Statement of Computation of Consolidated
          ------------
          Earnings (Loss) Per Share.

          Exhibit 27.1 - Financial Data Schedule.
          ------------

          Exhibit 99.1 - Additional Exhibits - Statement of
          ------------
          Computation of Ratio of Earnings to Fixed Charges.


     (b)  The Company disclosed and filed its first quarter
          1996 earnings release in its Current Report on Form 8-K dated April 17, 1996.

                              SIGNATURES
                            -----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE KROGER CO.



Dated:  July 29, 1996         (Joseph A. Pichler)
                              Joseph A. Pichler
                              Chairman of the Board
                                and Chief Executive
                                Officer



Dated:  July 29, 1996         (J. Michael Schlotman)
                              J. Michael Schlotman
                              Vice President and
                                 Corporate Controller

                             Exhibit Index
                           -------------


Exhibit
- -------

Exhibit 3.1 -  Amended Articles of Incorporation and Regulations of
               the Company are hereby incorporated by reference to Exhibits 4.1 and 4.2 of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No.33-57552.

Exhibit 4.1 -  Instruments defining the rights of holders of long-
               term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 4.2 -  First Supplemental Indenture dated as of July 29,
               1996, between the Company and Comerica Bank, as Trustee, relating to the Company's 8.15% Senior
               Notes due 2006.

Exhibit 11.1 - Statement of Computation of Consolidated Earnings
               (Loss) Per Share.

Exhibit 27.1 - Financial Data Schedule.

Exhibit 99.1 - Additional Exhibits - Statement of Computation of
               Ratio of Earnings to Fixed Charges.