Form 10-Q
period 1996-10-05
KROGER CO
filed 1996-11-12
CIK 56873

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 5, 1996 or

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ______________

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

Yes     X        No           .
    ----------     ----------
There were 126,141,021 shares of Common Stock ($1 par value) outstanding as of October 5, 1996.


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information for the quarters ended October 5, 1996 and October 7, 1995 includes the results of operations of The Kroger Co. for the 16 and 40 week periods ended October 5, 1996 and October 7, 1995, and of Dillon Companies, Inc. for the 13 and 39 week periods ended September 28, 1996 and September 30, 1995. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.

                                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                                (in thousands, except per share amounts)
                                                              (unaudited)
                                                              3rd Quarter Ended       3 Quarters Ended
                                                           ----------------------   -----------------------
                                                           October 5,  October 7,   October 5,   October 7,
                                                              1996        1995        1996          1995
                                                           ----------  ----------   ----------   ----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .    $7,343,132  $6,959,216  $18,971,752  $18,077,061
                                                           ----------  ----------  -----------  -----------
Costs and expenses:
 Merchandise costs, including warehousing and
  transportation. . . . . . . . . . . . . . . . . . . .     5,582,031   5,284,006   14,362,201   13,681,241
 Operating, general and administrative. . . . . . . . .     1,361,525   1,303,774    3,521,968    3,348,224
 Rent . . . . . . . . . . . . . . . . . . . . . . . . .        88,913      86,561      227,958      227,711
 Depreciation and amortization. . . . . . . . . . . . .       101,192      89,424      257,189      231,670
 Interest expense, net. . . . . . . . . . . . . . . . .        91,831      93,430      232,979      243,393
                                                            ---------  ----------  -----------  -----------

     Total. . . . . . . . . . . . . . . . . . . . . . .     7,225,492   6,857,195   18,602,295   17,732,239
                                                           ----------  ----------  -----------  -----------
Earnings before income tax expense and
 extraordinary loss . . . . . . . . . . . . . . . . . .       117,640     102,021      369,457      344,822
Tax expense . . . . . . . . . . . . . . . . . . . . . .        45,292      39,344      142,241      135,205
                                                           ----------  ----------  -----------  -----------
Earnings before extraordinary loss. . . . . . . . . . .        72,348      62,677      227,216      209,617
Extraordinary loss (net of income tax credit) . . . . .          (928)     (1,516)      (2,778)     (12,303)
                                                           ----------  ----------  -----------  -----------
     Net earnings . . . . . . . . . . . . . . . . . . .    $   71,420  $   61,161   $  224,438  $   197,314
                                                           ==========  ==========  ===========  ===========
Primary earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . .         $ .55       $ .52       $ 1.73       $ 1.78
 Extraordinary loss . . . . . . . . . . . . . . . . . .          (.01)       (.01)        (.02)        (.10)
                                                                -----       -----       ------       ------
   Net earnings . . . . . . . . . . . . . . . . . . . .         $ .54       $ .51       $ 1.71       $ 1.68
                                                                =====       =====       ======       ======
Average number of common shares used in primary per
 share calculation. . . . . . . . . . . . . . . . . . .       131,499     121,617      131,009      117,669

Fully diluted earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . .         $ .55       $ .49       $ 1.72       $ 1.66
 Extraordinary loss . . . . . . . . . . . . . . . . . .          (.01)       (.01)        (.02)        (.10)
                                                                -----       -----       ------       ------
     Net earnings . . . . . . . . . . . . . . . . . . .         $ .54       $ .48       $ 1.70       $ 1.56
                                                                =====       =====       ======       ======
Average number of common shares used in fully diluted
 per share calculations . . . . . . . . . . . . . . . .       132,276     129,019      131,982      128,441

-------------------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

                                                       CONSOLIDATED BALANCE SHEET
                                                       (in thousands of dollars)
                                                              (unaudited)
                                                                October 5,          December 30,
                                                                   1996                 1995
                                                                ----------          ------------
ASSETS
Current assets
  Receivables . . . . . . . . . . . . . . . . . . . . . .       $  306,339           $  288,067
  Inventories:
    FIFO cost . . . . . . . . . . . . . . . . . . . . . .        2,119,639            2,034,880
    Less LIFO reserve . . . . . . . . . . . . . . . . . .         (463,863)            (449,163)
                                                                -----------          -----------
                                                                 1,655,776            1,585,717
  Property held for sale. . . . . . . . . . . . . . . . .          101,140               40,527
  Prepaid and other current assets. . . . . . . . . . . .          210,020              192,673
                                                                -----------          -----------
      Total current assets. . . . . . . . . . . . . . . .        2,273,275            2,106,984

Property, plant and equipment, net. . . . . . . . . . . .        2,926,370            2,662,338
Investments and other assets. . . . . . . . . . . . . . .          390,381              275,395
                                                                -----------          -----------
      Total Assets. . . . . . . . . . . . . . . . . . . .       $5,590,026           $5,044,717
                                                                ===========          ===========
LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .       $   21,721           $   24,939
  Current portion of obligations under
    capital leases. . . . . . . . . . . . . . . . . . . .            9,203                8,975
  Accounts payable. . . . . . . . . . . . . . . . . . . .        1,504,517            1,540,067
  Other current liabilities . . . . . . . . . . . . . . .        1,028,243              991,456
                                                                -----------          -----------
      Total current liabilities . . . . . . . . . . . . .        2,563,684            2,565,437

Long-term debt. . . . . . . . . . . . . . . . . . . . . .        3,576,493            3,318,499
Obligations under capital leases. . . . . . . . . . . . .          169,752              171,229
Deferred income taxes . . . . . . . . . . . . . . . . . .          155,427              153,232
Other long-term liabilities . . . . . . . . . . . . . . .          464,609              439,333
                                                                -----------          -----------
      Total Liabilities . . . . . . . . . . . . . . . . .        6,929,965            6,647,730
                                                                -----------          -----------
SHAREOWNERS' DEFICIT
Common capital stock, par $1, at stated value
  Authorized:  350,000,000 shares
  Issued:  1996 - 135,613,811 shares
           1995 - 133,777,921 shares. . . . . . . . . . .          625,218              586,541
Accumulated deficit . . . . . . . . . . . . . . . . . . .       (1,721,485)          (1,945,923)
Common stock in treasury, at cost
           1996 -  9,577,175 shares
           1995 -  9,575,950 shares . . . . . . . . . . .         (243,672)            (243,631)
                                                                -----------          -----------
    Total Shareowners' Deficit                                  (1,339,939)          (1,603,013)
                                                                -----------          -----------
    Total Liabilities and Shareowners' Deficit. . . . . .       $5,590,026           $5,044,717
                                                                ===========          ===========

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


                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (in thousands of dollars)
                                                              (unaudited)

                                                                           3 Quarters Ended
                                                                    ------------------------------
                                                                     October 5,         October 7,
                                                                        1996               1995
                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . .   $  224,438         $  197,314
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .        2,778             12,303
     Depreciation and amortization. . . . . . . . . . . . . . . .      257,189            231,670
     Amortization of deferred financing costs . . . . . . . . . .       10,194              9,803
     LIFO charge. . . . . . . . . . . . . . . . . . . . . . . . .       14,700             16,500
     Net increase (decrease) in cash from changes in operating
       assets and liabilities, net of effects from sale of
       subsidiary, detail below . . . . . . . . . . . . . . . . .     (162,541)           157,134
     Other changes, net . . . . . . . . . . . . . . . . . . . . .       (5,219)            (4,128)
                                                                    -----------        -----------
        Net cash provided by operating activities . . . . . . . .      341,539            620,596
                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .     (518,271)          (462,095)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .       12,126             48,489
  Increase in property held for sale. . . . . . . . . . . . . . .      (61,914)            (8,861)
  (Increase) decrease in other investments  . . . . . . . . . . .     (118,365)             7,836
                                                                    -----------        -----------
        Net cash used by investing activities . . . . . . . . . .     (686,424)          (414,631)
                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .       (4,080)           (16,597)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .       (9,940)            (7,379)
  Principal payments under capital lease obligations. . . . . . .       (6,818)            (6,619)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .      461,892             76,698
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .     (207,116)          (264,673)
  Proceeds from sale of treasury stock. . . . . . . . . . . . . .                             151
  Proceeds from issuance of capital stock . . . . . . . . . . . .       37,352             29,111
  Increase in book overdrafts . . . . . . . . . . . . . . . . . .       73,595
                                                                    -----------        -----------
        Net cash provided (used) by financing activities. . . . .      344,885           (189,308)
                                                                    -----------        -----------
Net increase in cash and temporary cash investments . . . . . . .            0             16,657

Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .            0             27,223
                                                                    -----------        -----------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .   $        0         $   43,880
                                                                    ===========        ===========

INCREASE (DECREASE) IN CASH FROM CHANGES IN OPERATING ASSETS AND LIABILITIES:

    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .   $  (84,759)        $   87,453
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . .      (18,272)             3,732
    Prepaid and other current assets. . . . . . . . . . . . . . .      (17,645)           (11,816)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .     (109,145)            18,907
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .        2,195            (14,860)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .       65,085             73,718
                                                                    -----------        -----------
                                                                    $ (162,541)        $  157,134
                                                                    ===========        ===========

-------------------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

Supplemental disclosures of cash flow information:

                                                       3 Quarters Ended
                                                  --------------------------
                                                  October 5,      October 7,
                                                     1996            1995
                                                  ----------      ----------
Cash paid during the period for:

   Interest (net of amount capitalized)            $221,856        $238,792
   Income taxes                                     139,166         151,114



















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

3.   EXTRAORDINARY LOSS
     ------------------
     The extraordinary loss for the three quarters ended October 5, 1996 and October 7, 1995 of $2.8 million and $12.3 million, respectively (net of income taxes of $1.7 million and $7.9 million, respectively) and for the third quarter ended October 5, 1996 and October 7, 1995 of $.9 million and $1.5 million, respectively (net of income taxes of $.6 million and $1.0 million, respectively) is related to the early retirement of long-term debt. During the third quarter of 1996 the Company repurchased $3.2 million of its Senior Subordinated Debt issues and $19.8 million of Senior Debt. Purchases of debt were financed by excess cash flow from operations, proceeds from miscellaneous asset sales, and funds borrowed under the Company's Credit Agreement.

4.   EARNINGS PER COMMON SHARE
     --------------------------
     Primary and fully diluted earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options. Fully diluted earnings per common share for the three quarters ended October 7, 1995 is computed by adjusting net earnings for the effect of the assumed conversion of the Convertible Junior Subordinated Notes issued in December 1992. The Convertible Junior Subordinated Notes were not included for the third quarter ended October 7, 1995 and the third quarter and three quarters ended October 5, 1996 because they were redeemed on September 5, 1995.

5.   LONG-TERM DEBT
     --------------
     In the third quarter the Company issued $240.0 million of 8.15% Senior Notes. The net proceeds of the offering were initially used to repay amounts outstanding under the working capital facility and, thereafter the Company will use amounts available under the working capital facility to purchase, on the open market, or redeem portions of its high cost long-term debt and for other general corporate purposes.

     On August 17, 1996 the Company redeemed the entire $125 million principal amount of its 9% Senior Subordinated Notes due 1999.

6.   SUBSEQUENT EVENTS
     -----------------
     On October 18, 1996, the Company notified its lenders under the Credit Agreement that it qualified for a reduction in its borrowing cost under the agreement. This reduction was achieved as a result of the Company's improved coverage ratios.

     On November 8, 1996, the Company notified the trustee of its General Term Notes, Series B that it intends to redeem approximately $9.7 million of these notes on December 15, 1996. These securities are redeemable at par.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Total sales for the third quarter of 1996 increased 5.5% over the third quarter 1995 to a new third quarter record of $7.34 billion. Food stores sales increased 4.9% over the 1995 third quarter.
Sales were enhanced by the opening or expansion of 31 stores during the quarter versus 18 in last year's third quarter. Square footage increased 5.9% over the third quarter of 1995. Sales in identical food stores, units that have been in operation for one full year and have not been expanded, increased .8% for the quarter versus a 1.4% increase in 1995. Year-to-date identical sales, increased .6% versus a 1.3% increase in 1995. Identical store sales, excluding the strike in the King Soopers and City Markets divisions, were up
 .9% for the third quarter and 1.1% year-to-date. The Company's capital expenditure emphasis is more heavily concentrated in existing markets with growth potential which causes sales from existing stores to be shifted to new stores within close proximity of the existing stores, resulting in a reduction in same store sales. In the third quarter comparable store sales, which include results from expanded and relocated stores, increased 3.7%.

A review of sales trends by lines of business includes:

                                        (in thousands of dollars)
                                               3rd Quarter
                               % of 1996  ----------------------
       Lines of Business         Sales       1996        1995       Change
       ---------------------    -------   ----------  ----------    ------
       Food Stores  ........     93.5%    $6,862,770  $6,540,486     +4.9%
       Convenience Stores ..      3.5%       257,475     232,890    +10.6%
       Other sales  ........      3.0%       222,887     185,840    +19.9%
                                -------   ----------  ----------

       Total sales  ........    100.0%    $7,343,132  $6,959,216     +5.5%

                                        (in thousands of dollars)
                                           3 Quarters Year-to-date
                               % of 1996  ------------------------
       Lines of Business         Sales        1996         1995      Change
       ---------------------   ---------  -----------  -----------   ------
       Food Stores  ........     93.4%    $17,722,744  $16,975,151    +4.4%
       Convenience Stores ..      3.7%        706,571      640,294   +10.4%
       Other sales  ........      2.9%        542,437      461,616   +17.5%
                               ---------  -----------  -----------
       Total sales  ........    100.0%    $18,971,752  $18,077,061    +4.9%

The increase in total convenience stores sales for the third quarter was the result of a 1.5% increase in in-store sales combined with a 16.2% increase in gasoline sales. Sales for the convenience store group were strengthened by a combination of a 6.3% increase in the average retail price per gallon of gasoline and an 8.7% increase in gallons sold as compared to the third quarter of 1995. Convenience stores identical grocery sales increased 1.2% and identical gasoline sales increased 8.9%.

Other sales primarily consist of outside sales by the Company's manufacturing divisions. The 19.9% increase in other sales for the third quarter of 1996 over the third quarter of 1995 reflects the increased level of outside sales of manufactured product.

As the Company's storing program progresses, the impact on identical sales from the shifting of sales from existing stores to new stores is expected to continue for the remainder of the year. Total sales, however, are expected to benefit from the additional new stores or remodels that are planned for the remainder of the year. Competitive pressures in some markets also will continue to affect sales. The Company's geographic diversity, however, is expected to help limit the competitive impact on consolidated sales.

EBITD

The Company's Credit Agreement and the indentures underlying approximately $1.1 billion of publicly issued debt contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, unusual and extraordinary items ("EBITD"). All such covenants are based, among other things, upon generally accepted accounting principles ("GAAP") as applied on a date prior to January 3, 1993. The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At October 5, 1996 the Company was in compliance with all covenants of its Credit Agreement. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

During the third quarter 1996, EBITD, which does not include the effect of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", increased 8.2% to $323.6 million from $299.0 million. Year-to-date 1996 EBITD increased 4.7% to $887.5 million from $847.9 million. Excluding the effect of strikes in the King Soopers and City Market divisions, EBITD would have been approximately $328.3 million for the third quarter, a 9.8% increase and year-to-date would have been $921.0 million, an 8.6% increase.

MERCHANDISE COSTS

The Company continues to invest capital in technology, logistics and category management systems with the goal of reducing merchandising cost, as well as increasing sales.

                                                           3 Quarters
                                      3rd Quarter         Year-to-date
                                    ---------------     ---------------
                                     1996     1995       1996     1995
                                    ------   ------     ------   ------
        Merchandise Costs - LIFO    76.02%   75.93%     75.70%   75.68%
        LIFO Charge                   .11%     .14%       .07%     .09%
                                    ------   ------     ------   ------
        Merchandise Costs - FIFO    75.91%   75.79%     75.63%   75.59%

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating, general and administrative expenses in the third quarter 1996 decreased to 18.54% of sales from 18.73% in last year's third quarter. The decrease can be attributed to lower employee cost during the third quarter. Year-to-date operating, general and administrative expenses in 1996 were 18.56% compared to 18.52% in 1995.

Sales growth has helped to control operating, general and administrative expenses as a percentage of sales. Operating, general and administrative expenses are negatively affected by the Company's capital expansion program as costs are incurred to open and expand new stores.

The Company's is focusing on controlling operating, general and administrative expenses. A number of administrative changes are underway to reduce support costs. While the Company believes that these programs will bring about cost reductions, there can be no assurance of these results.

NET INTEREST EXPENSE

Net interest expense declined to $91.8 million in the third quarter 1996 from $93.4 million in last year's third quarter. Year-to-date net interest expense totaled $233.0 million as compared to $243.4 million in 1995.

The Company has purchased a portion of the debt issued by the lenders of certain of its structured financings, which cannot be retired early, in an effort to effectively further reduce the Company's interest expense. The Company purchased $79.7 million of this Debt during the third quarter of 1996, bringing the total investment to $153.5 million. Excluding the debt incurred to make these purchases, which are classified as investments, the Company's long-term debt at the end of the third quarter would have been $3.62 billion, up from $3.47 billion at the end of the 1995 third quarter, due to the Company's increased storing program and an increase in net operating working capital. Net operating working capital increased by $96.8 million to $103.0 million as compared to $6.2 million in the third quarter 1995.

NET EARNINGS

Third quarter earnings before the extraordinary loss totaled $72.3 million in 1996 compared to $62.7 million in 1995. Year-to-date earnings before the extraordinary loss totaled $227.2 million in 1996 compared to $209.6 million in 1995.

The Company's net earnings in the third quarter 1996 were $71.4 million or $.54 per share on a fully diluted basis compared to net earnings in the third quarter 1995 of $61.2 million or $.48 per share. Net earnings in 1996 were negatively affected by the King Soopers and City Market strikes and by an extraordinary loss of $.9 million or $.01 per share compared to an extraordinary loss of $1.5 million or $.01 per share in 1995. Year-to-date net earnings in 1996 were $224.4 million or $1.70 per share on a fully-diluted basis compared to net earnings in 1995 of $197.3 million or $1.56 per share. 1996 year-to-date net earnings included a $2.8 million extraordinary loss compared to a $12.3 million extraordinary loss in 1995. The extraordinary loss in both years resulted from the early retirement of the Company's high-cost debt. The Company expects to incur an extraordinary loss in the fourth quarter of 1996 and, depending on the interest rate environment, in each quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter 1996 the Company purchased $23.0 million of its various debt issues. Through three quarters of 1996 the Company has purchased $48.2 million of these issues. Additionally, in the third quarter the Company redeemed the entire $125 million face amount of the Company's 9% Senior Subordinated Notes and issued $240.0 million of 8.15% Senior Notes.

At the end of the third quarter 1996 the Company had $535.1 million available under its Credit Agreement to meet short-term liquidity needs.

Capital expenditures for the third quarter 1996 totaled $259.4 million compared to $217.7 million for the third quarter 1995. Capital expenditures for the year are expected to total approximately $850 million. This will enable the Company to open or expand approximately 115 stores and remodel 50 to 60 additional stores in 1996. Capital expenditures also includes investments in the areas of logistics and technology projects. Through three quarters of 1996, the Company has opened, expanded or acquired 77 new stores and completed 34 remodels.

CONSOLIDATED STATEMENT OF CASH FLOWS

The Company generated $341.5 million of cash from operating activities through the first three quarters of 1996 compared to $620.6 million during the same period last year. The decrease is due in part to changes in operating assets and liabilities that used $162.5 million of cash in 1996 compared to providing $157.1 million in 1995. The largest component of the change in operating assets and liabilities was net owned inventory, which increased $193.9 million in the third quarter versus a decrease of $106.3 million in the third quarter of 1995, due in part to the Company's storing program. This use of cash was offset somewhat by an increase in operating profits before depreciation of $43.1 million over 1995.

Investing activities used $686.4 million in cash during the first three quarters of 1996 compared to $414.6 million last year. The net increase in the use of cash is due to $109.2 million of additional capital expenditures and investments in property held for sale and an additional $126.2 million used for purchase of investments. Proceeds from the sale of assets decreased $36.4 million from prior year.

Financing activities provided $344.9 million in cash compared to the use of $189.3 million in the first three quarters of last year. The increase in cash from financing activities was used primarily to fund increases in capital expenditures and investments in working capital. Additionally, the Company realized $37.4 million from the exercise of stock options as compared to $29.1 million during the first three quarters of 1995.

With respect to the foregoing statements in Management's Discussion and Analysis that are forward looking in nature, the Company's actual results could adversely be affected by delays in completion of projects, labor disputes or competitive activity in the marketplace.




SUBSEQUENT EVENTS

On October 18, 1996, the Company notified its lenders under the Credit Agreement that it qualified for a reduction in its borrowing cost under the agreement. This reduction was achieved as a result of the Company's improved coverage ratios.

On November 8, 1996, the Company notified the trustee of its General Term Notes, Series B that it intends to redeem approximately $9.7 million of these notes on December 15, 1996.
These securities are redeemable at par.

                      PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          Fry's Food Stores of Arizona, Inc. ("Fry's"), a subsidiary of the Company, is currently a defendant and cross-defendant in actions pending in the U.S. District Court for the Southern District of Florida (the "Court") entitled Harley S. Tropin v. Kenneth Thenen, et. al.,
                   -------------------------------------------
          No. 93-2502-CIV-MORENO and Walco Investments, Inc., et.
                                     ----------------------------
          al. v. Kenneth Thenen, et al., No. 93-2534-CIV-MORENO.
          -----------------------------
          The plaintiff and cross-claimants in these actions seek unspecified damages against numerous defendants and cross-defendants, including Fry's. Plaintiffs and cross-claimants allege that a former employee of Fry's supplied false information to third parties in connection with purported sales transactions between Fry's and affiliates of Premium Sales Corporation or certain limited partnerships. Claims have been alleged against Fry's for breach of implied contract, aiding and abetting conspiracy, conversion and civil theft, negligent supervision, fraud, and violations of 18 U.S.C.
          Sections 1961 and 1962(d) and Chapter 895, Florida Statutes. Fry's has entered into an agreement with Harley S. Tropin as trustee and receiver for the Premium Sales Corporation, certain affiliates and the representatives of the class to settle all claims against Fry's. On October 21, 1996, the Court approved the settlement agreement and, upon the completion of certain administrative tasks and assuming no appeals, the cases against Fry's will be dismissed.

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

          Exhibit 11.1 - Statement of Computation of Consolidated
          ------------
          Earnings (Loss) Per Share.

          Exhibit 27.1 - Financial Data Schedule.
          ------------

          Exhibit 99.1 - Additional Exhibits - Statement of
          ------------
          Computation of Ratio of Earnings to Fixed Charges.

     (b) The Company disclosed and filed its preliminary second quarter 1996 earnings release in its Current Report on Form 8-K dated July 9, 1996 and its final second quarter 1996 earnings release in its Current Report on Form 8-K dated July 17, 1996.

                              SIGNATURES
                            -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE KROGER CO.



Dated:  November 12, 1996     (Joseph A. Pichler)
                              Joseph A. Pichler
                              Chairman of the Board and
                              Chief Executive Officer



Dated:  November 12, 1996     (J. Michael Schlotman)
                              J. Michael Schlotman
                              Vice President and
                              Corporate Controller