Form 10-K
period 1996-12-28
KROGER CO
filed 1997-03-19
CIK 56873

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

                    Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


For the Fiscal Year Ended                  Commission File No. 1-303
     December 28, 1996

                                 THE KROGER CO.

An Ohio Corporation                     I.R.S. Employer Identification
                                                No. 31-0345740

Address                                            Telephone Number
-------                                            ----------------
1014 Vine St.                                       (513) 762-4000
Cincinnati, Ohio   45202

Securities registered pursuant to section 12 (b) of the Act:
                                                Name of Exchange on
Title of Class                                    which Registered
--------------                              ----------------------------
Common $1 par value                            New York Stock Exchange
126,987,871 shares outstanding on
 March 10, 1997

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

The aggregate market value of the Common Stock of The Kroger Co. held by
nonafflilates as of February 28, 1997:   $6,689,444,184

Documents Incorporated by Reference:
     Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 28, 1997 incorporated by reference into Parts II and III of Form 10-K.

                                     PART I

ITEM 1. BUSINESS

The Company was founded in 1883, incorporated in 1902, and maintains its principal executive offices in Cincinnati, Ohio. The Company is the nation's largest supermarket operator measured by total sales for 1996. The retail food business in which the Company is engaged is highly competitive. The Company had approximately 212,000 full and part-time employees on December 28, 1996 and operated 1,356 supermarkets in 24 states.

At December 28, 1996, the Company had 711 Company owned and directly operated convenience stores in 15 states. Additionally the Company had 120 franchised convenience stores in 4 states. The Company also operates food processing facilities which enable the Company's stores to offer quality, low-cost private label perishable and non-perishable products, and a warehouse and distribution system which supplies products to its stores.


FOOD OPERATIONS

As of December 28, 1996, the Company operated 1,356 supermarkets, most of which are leased. Of this number, 1,105 supermarkets were operated under the Kroger name principally in the Midwest, South, Southeast, and Southwest in sixteen states (the "Kroger Supermarkets"). Dillon Companies, Inc. ("Dillon"), a wholly-owned subsidiary of the Company, operated 251 supermarkets in nine states, directly or through wholly-owned subsidiaries ("Dillon Supermarkets"). The Dillon Supermarkets are principally located in Colorado, Kansas, Arizona and Missouri, and operated under the names "Dillon Food Stores," "King Soopers," "Fry's Food Stores," "Gerbes Supermarkets," "City Market," and "Sav-Mor."

The Kroger and Dillon Supermarkets sell national and regional brand food and grocery products as well as private label products. Over one-half of these private label items are manufactured by the Company. The remainder are manufactured by outside vendors to Kroger specifications. The Dillon Supermarkets also offer private label items supplied by Topco Associates (a private label buying group) and private label merchandise supplied by local wholesalers.

The Company's primary supermarket focus is on the combination food and drug store format, which offers a pharmacy plus a variety of service-oriented specialty departments in addition to the more traditional presentation of food stores. Combining a food store with a pharmacy, a typical combination store offers more than 40,000 individual items in a modern format. Specialty departments, including floral, service meat, seafood, pharmacy, expanded health and beauty care, video rental, book stores, cosmetics, photo finishing, deli, bakery, cheese and seasonal nonfood general merchandise, provide shoppers with a convenient one-stop shopping opportunity.

The Company's combination stores generally range from 40,000 to 80,000 square feet in size with an average size of 53,255 square feet. At December 28, 1996, combination stores accounted for 64% of the store base, 77% of supermarket square footage, and 77% of food store sales. These figures compare with 48% of the store base, 62% of supermarket square footage, and 61% of food store sales at year end 1988.

The Company's superstores, which have no pharmacy, limited specialty departments, and fewer square feet, continue to be an important component of the Company's store mix. At December 28, 1996, superstores represented 29% of the store base, 21% of the square footage and 20% of the food store sales. Superstores average 31,620 square feet in size.

Conventional stores are the oldest store format and offer few, if any, specialty departments. Conventional stores are substantially smaller in total square footage, averaging 17,611 square feet, and contributed 3% of total supermarket sales in 1996.

CONVENIENCE STORES

At December 28, 1996, the Company's Dillon convenience store group operated, directly or through franchise agreements, 831 convenience stores in 15 states as follows:

                                No. Stores
Chain                  Company Owned    Franchise     Sq. Feet          States of Operation
-----                  -------------    ---------     ---------     ----------------------------
Kwik Shop                    182            7           484,000     Iowa, Kansas, Nebraska,
                                                                    Oklahoma, Illinois
Quik Stop                                 113           255,000     California
Turkey Hill                  229                        568,000     Pennsylvania
Loaf 'N Jug                   80                        247,000     Colorado, New Mexico,
                                                                    Oklahoma
Mini Mart                    110                        273,000     Colorado, Montana, Nebraska,
                                                                    North Dakota, South Dakota,
                                                                    Wyoming
Tom Thumb                    110                        295,000     Alabama, Florida
                             ---          ---         ---------
                             711          120         2,122,000

Dillon convenience stores averaged 2,553 square feet at December 28, 1996. The average store employs six to seven employees, with one or two employees on duty at any given time.

Each week, an average of 1,531 transactions occur at a typical Dillon convenience store to purchase gasoline and 5,108 transactions occur to purchase groceries. Each gasoline transaction averages $10.47 and each inside store transaction averages $2.28. The average convenience store carries 3,000 items. Approximately 62% of a convenience store's non-gasoline sales are generated by five product categories: soft drinks, beer, snacks, candy and tobacco products.

Each convenience store division is independently run and requires little general or administrative corporate support. The convenience store group has grown primarily by acquisition.


MANUFACTURING OPERATIONS

The Company's 36 food processing facilities supply private label products to the Company's supermarkets. The Company's dairy divisions provide private label milk, ice cream, cheese, cultured products, bottled water and juice. The Company's bakeries provide a wide variety of bread, rolls and sweet goods. The Company's grocery products divisions produce deli items, spices, salad dressings, jellies, peanut butter, and a host of other grocery items.


ITEM 2.  PROPERTIES

As of December 28, 1996, the Company operated more than 2,200 owned or leased supermarkets, convenience stores, distribution warehouses and food processing facilities, through divisions, marketing areas, subsidiaries or affiliates. These facilities are located principally in the Midwest, South, Southeast and Southwest. A majority of the properties used in the conduct of the Company's business are leased.

Store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment, are generally owned by the Company. The total cost of the Company's owned assets and capitalized leases at December 28, 1996 was $5.726 billion while the accumulated depreciation was $2.663 billion.

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



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                        Common Stock Price Range
------------------------------------------------------------------
                        1996                         1995
               ---------------------         ---------------------
Quarter        High            Low            High          Low
-------        ------         ------         ------         ------
   1st         39-5/8         33-1/2         27-7/8         23-3/8
   2nd         44             37-1/2         28             25
   3rd         45             37-1/8         34-3/4         26-1/2
   4th         47-1/2         40-3/4         37-3/4         31-7/8
Main trading market - New York Stock Exchange (Symbol KR)

Number of shareowners at year-end 1996:       47,603
Number of shareowners at March 10, 1997       47,128
Determined by number of shareholders of record

The Company has not paid dividends on its Common Stock for the past two fiscal years. See Quarterly Data Note to Consolidated Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA


                            SELECTED FINANCIAL DATA

                                                FISCAL YEARS ENDED
                          ------------------------------------------------------------------
                          DECEMBER 28,  DECEMBER 30,  DECEMBER 31,  JANUARY 1,   JANUARY 2,
                              1996          1995          1994         1994         1993
                           (52 WEEKS)    (52 WEEKS)    (52 WEEKS)   (52 WEEKS)   (53 WEEKS)
                          ------------------------------------------------------------------
                               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Sales from continuing
 operations.............  $25,170,909   $23,937,795   $22,959,122   $22,384,301  $22,144,588
Earnings from continuing
 operations before ex-
 traordinary loss and
 cumulative effect of
 change in accounting...      352,735       318,866       268,903       170,805      101,160
Extraordinary loss (net
 of income tax
 credit)(A) ............       (2,862)      (16,053)      (26,707)      (23,832)    (107,103)
Cumulative effect of
 change in accounting
 (net of income tax
 credit)(B).............                                               (159,193)
Net earnings (loss).....      349,873       302,813       242,196       (12,220)      (5,943)
Fully diluted earnings
 (loss) per share
 Earnings from continu-
  ing operations before
  extraordinary loss....         2.67          2.50          2.19          1.50         1.11
 Extraordinary loss(A)..         (.02)          (12)         (.21)         (.19)       (1.17)
 Cumulative effect of
  change in
  accounting(B).........                                                  (1.28)
 Net earnings (loss)....         2.65          2.38          1.98           .03         (.06)
Total assets............    5,825,413     5,044,717     4,707,674     4,480,464    4,303,084
Long-term obligations,
 including obligations
 under capital leases...    3,659,491     3,489,728     3,889,194     4,135,013    4,472,978
Shareowners' deficit....   (1,181,706)   (1,603,013)   (2,153,684)   (2,459,642)  (2,700,044)
Cash dividends per com-
 mon share..............      (C)           (C)           (C)           (C)          (C)
---------------------------------------------------------------------------------------------

(A) See Extraordinary Loss in the Notes to Consolidated Financial Statements.
(B) See Postretirement Health Care and Life Insurance Benefits in the respective year's Notes to Consolidated Financial Statements.
(C) The Company is prohibited from paying cash dividends under the terms of its Credit Agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES

     Total sales for the fourth quarter of 1996 were $6.2 billion compared to $5.9 billion in the fourth quarter of 1995, a 5.8% increase. Sales for the full year increased 5.1%. Food stores sales for the fourth quarter 1996 were 5.0% ahead of the fourth quarter 1995 and 4.5% ahead for the year. A review of sales by lines of business for the three years ended December 28, 1996, is as follows:

                                         1996           1995           1994
                          % OF 1996 -------------- -------------- --------------
                            SALES   AMOUNT  CHANGE AMOUNT  CHANGE AMOUNT  CHANGE
                          --------- ------- ------ ------- ------ ------- ------
                                          (MILLIONS OF DOLLARS)
Food Stores..............   93.4%   $23,508  +4.5% $22,488 +4.9%  $21,442  +4.9%
Convenience Stores.......    3.8%       948 +11.6%     850 -5.4%      898  -5.6%
Other sales..............    2.8%       714 +19.0%     600 -3.1%      619 -37.5%
                           ------   -------        -------        -------
Total sales..............  100.0%   $25,170  +5.1% $23,938 +4.3%  $22,959  +2.6%

     Sales in identical food stores, stores that have been in operation and have not been expanded or relocated for one full year, increased .5% in the fourth quarter and .5% for the full year. Identical store sales, excluding the strike in the King Soopers and City Markets divisions, were up 1.0% for the full year. In the fourth quarter comparable store sales, which include results of expanded and relocated stores, increased 4.0%. The increase in food stores' sales can be attributed primarily to inflation of less than .5%, the opening or expansion of 116 food stores, and higher average sales per customer. Higher sales per customer are the result of the Company's focus on the combination food and drug store, combining a food store with a pharmacy and numerous specialty departments such as floral, video rental, and book stores. The Company expects to emphasize this "one-stop shopping" convenience format tailored to each market to obtain future sales growth.

     Convenience stores' sales increased 11.6% for the year and 15.4% during the fourth quarter of 1996. The convenience stores' sales increase can be attributed to a 12% increase in gas retails for the quarter on a 10.5% increase in gallons sold. In-store sales in identical convenience stores increased 1.9% for both the fourth quarter and the full year. Gasoline sales at identical convenience stores increased 13.3% in the fourth quarter 1996 on a 1.1% increase in gallons sold, and gasoline sales increased 8.9% for the year on a 1.5% increase in gallons sold.

     Other sales primarily consists of outside sales by the Company's manufacturing divisions. The increase in other sales compared to 1995 was 24.2% for the fourth quarter and 19.0% for the year. Manufacturing division outside sales increased 22.5% in the fourth quarter 1996 and 15.4% for the full year.

     Total food store square footage increased 6.7%, 4.6% and 4.7% in 1996, 1995, and 1994, respectively. The Company expects to increase retail food store square footage by approximately 5-6% in both 1997 and 1998. Convenience store square footage increased 1.5% in 1996, decreased 10.6% in 1995, and increased
 .4% in 1994.

     Sales per average square foot for the last three years were:

                                                                   TOTAL SALES
                                                                       PER
                                                                  AVERAGE SQUARE
                                                                       FOOT
                                                                  --------------
                                                                  1996 1995 1994
                                                                  ---- ---- ----
Food Stores...................................................... $403 $405 $404
Convenience Stores............................................... $519 $475 $436

     Sales per average square foot for convenience stores for 1996, 1995, and 1994 exclude stores that are operated by franchisees. The decrease in sales per average square foot for food stores can be attributed to a large increase in square footage at the end of 1996 as new store construction was completed.

     The Company produced record sales in 1996 despite work stoppages at the King Soopers and City Markets divisions. In 1996 and 1995 sales improved despite increased competition from other food retailers, supercenters, mass merchandisers, and restaurants. The Company's wide regional diversity allowed it to withstand these challenges and to produce record results.

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

EBITD

     The Company's Senior Competitive Advance and Revolving Credit Facility Agreement (the "Credit Agreement"), as amended, and the indentures underlying approximately $1.2 billion of publicly issued debt, contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, unusual and extraordinary items ("EBITD"). All such covenants are based, among other things, upon generally accepted accounting principles ("GAAP") as applied on a date prior to January 3, 1993. The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At December 28, 1996 the Company was in compliance with all covenants of its Credit Agreement. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

     EBITD, which does not include the effect of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," increased 6.7% in 1996 to $1.241 billion compared to $1.163 billion in 1995 and $1.065 billion in 1994. Excluding the effect of strikes in the King Soopers and City Markets divisions, EBITD would have been approximately $1.274 billion for 1996. EBITD growth was generated by sales gains, and reduced operating, general and administrative expenses as a percent of sales. The Company's strong storing program continued to produce incremental EBITD increases as well. EBITD increases in 1995 and 1994 were due in large part to increased sales combined with improved gross profits rates.

MERCHANDISE COSTS

     Merchandise costs include warehousing and transportation expenses and LIFO charges or credits. The following table shows the relative effect that LIFO charges have had on merchandising costs as a percent of sales:

                                                             1996   1995   1994
                                                            ------ ------ ------
Merchandise costs as reported.............................. 75.65% 75.60% 75.81%
LIFO charge................................................   .05%   .05%   .07%
                                                            ------ ------ ------
Merchandise costs as adjusted.............................. 75.60% 75.55% 75.74%

     On a consolidated basis, cost of goods increased for the year. However, the consolidated gross profit rate does not reflect the general trend in food stores. The food stores' gross profit rates were favorable to last year. Much of the decline in the consolidated gross profit rate was due to lower gross margins experienced at the convenience stores, primarily in gasoline. The Company will continue to invest capital in technology focusing on improved store operations, procurement, and distribution practices. Warehousing costs as a percent of sales declined from 1995's rates. The gross profit rate is expected to be favorably influenced by the Company's advances in consolidated distribution and coordinated purchasing, reduced transportation costs, and strong private label sales.

     The Company expects to limit product cost increases through continued use of technology, outsourcing, and a variety of store level efficiency enhancements.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

     Operating, general and administrative expenses as a percent of sales in 1996, 1995 and 1994 were 18.34%, 18.41% and 18.42%, respectively.

     Operating, general and administrative costs declined 40 basis points in the fourth quarter and 7 basis points for the full year. The improved fourth quarter results were caused by a combination of factors, including favorable workers compensation and general liability trends, cost reduction achieved through enhanced technology, a reduction in employee benefit costs, and reduced administrative expenses.

     The Company's goal for 1997 is to further reduce operating, general and administrative expense rates. Increased sales volume combined with investments in new technologies and logistics programs to improve efficiencies and lower costs while maintaining customer service, should help achieve this goal. In 1997, the Company plans to open or expand approximately 100 stores compared to 116 in 1996. This expansion program will adversely affect operating, general and administrative rates as upfront costs associated with the opening of new stores are incurred.

INCOME TAXES

     The Company has closed all tax years through 1983 with the Internal Revenue Service. The Internal Revenue Service has completed its examination of the Company's tax returns for tax years 1984-1989. All issues have been resolved with one exception. Efforts to resolve this issue for tax years 1984-1986 with the Appeals Division of the Internal Revenue Service were unsuccessful. As a result the Company filed a petition with the United States Tax Court in Washington, D.C. Litigation was completed in November 1995 and a decision was rendered in January 1997 in favor of the Company. The Company is awaiting a decision from the Internal Revenue Service regarding appeal. This issue for years 1987-1989 is being held in abeyance pending the ultimate outcome of this court case. The Company has provided for this and other tax contingencies.

NET EARNINGS

     Net earnings totaled $349.8 million in 1996 compared to $302.8 million in 1995 and $242.2 million in 1994. Earnings in 1996 compared to 1995 and 1994 were affected by: (i) an after tax extraordinary loss from the early retirement of debt in 1996 of $2.9 million compared to $16.1 million in 1995 and $26.7 million in 1994, (ii) net interest expense in 1996 of $300.0 million versus $312.7 million in 1995 and $327.6 million in 1994, and (iii) depreciation expense of $343.7 million, $311.3 million and $277.8 million in 1996, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

   Debt Management and Interest Expense

     Net interest expense declined to $300.0 million in 1996 as compared to $312.7 million in 1995 and $327.6 million in 1994.

     In 1996, the Company made open market purchases of $49.9 million of its senior and subordinated debt and redeemed $134.7 million of its subordinated debt. The repurchases and redemption were effected with proceeds from the issuance of $240 million of new senior debt, additional bank borrowings and cash generated from operations. In 1995 the Company repurchased, on the open market, $283.0 million of high yield senior and subordinated debt which was financed by cash generated from operations and lower cost bank debt. Interest expense was adversely affected in 1995 by an increase in market rates. In 1994 the Company repurchased or redeemed $559.5 million of high rate senior debt. A portion of these redemptions were financed by $111.4 million of new subordinated debt and $132.3 million in additional bank borrowings.

     The Company has in place a Senior Competitive Advance and Revolving Credit Facility Agreement ("Credit Agreement") providing a $1.75 billion revolving credit loan through July 20, 2002. The average interest rate on the Company's bank debt, which totaled $1.001 billion at year-end 1996 versus $1.008 billion at year-end 1995 was 6.16% compared to 6.84% in 1995 and 5.57% in 1994. The Company's rate on the bank debt is variable.

     The Company currently expects 1997 net interest expense, estimated using year-end 1996 rates, to total approximately $295 million. A 1% increase in market rates would increase this estimated expense by approximately $6.5 million. A 1% decrease in market rates would reduce the estimated expense by approximately $9.4 million.

     Long-term debt, including capital leases and current portion thereof, increased $157.0 million to $3.681 billion at year-end 1996 from $3.524 billion at year-end 1995. The Company purchased a portion of the debt issued by the lenders of certain of its structured financings, which cannot be retired early, in an effort to effectively further reduce the Company's interest expense. Excluding the debt incurred to make these purchases, which are classified as investments, the Company's long-term debt would be $152.6 million less or $3.528 billion at year-end 1996 compared to $3.465 billion at year-end 1995.

     Required principal repayments over the next five years amount to $285.8 million at year-end 1996 versus $429.2 million and $670.7 million at year-end 1995 and 1994, respectively. Scheduled debt maturities for the five years subsequent to 1996, 1995 and 1994 were:

                                                        1996     1995     1994
                                                      -------- -------- --------
                                                            (IN THOUSANDS)
Year 1............................................... $ 11,642 $ 24,939 $  7,926
Year 2...............................................   16,095   11,838   14,341
Year 3...............................................  197,876   16,839   12,875
Year 4...............................................   28,868  337,419   15,507
Year 5...............................................   31,301   38,212  620,012

     In 1996, Year 3 maturities include the remaining $124.7 million of 10% Senior Subordinated Notes.

     In 1995, Year 4 maturities included the remaining $139.2 million of 10% Senior Subordinated Notes, and $125.0 million of 9% Senior Subordinated Notes.

     In 1994, Year 5 maturities included $125 million of 9% Senior Subordinated Notes, $200 million of 6 3/8% Convertible Junior Subordinated Notes, and $222.6 million of 10% Senior Subordinated Notes. In 1995 the Company issued a redemption notice to the holders of the remaning outstanding balance of the 6 rate reset and the amount of floating rate debt to a combined total of $1 billion or less, (iii) include no leveraged products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status. The Company's compliance with these guidelines is reviewed semi-annually with the Financial Policy Committee of the Company's Board of Directors.

     The Company currently has in place various interest rate hedging agreements with notional amounts aggregating $3.160 billion. The effect of these agreements is to: (i) fix the rate on $465 million floating rate debt, with $100 million of swaps expiring in December 1998, $125 million expiring in January 1999, $75 million expiring in January 2001, $65 million expiring in December 2004, and the remaining $100 million expiring in 2007, for which the Company pays an average rate of 6.72% and receives 6 month LIBOR; (ii) fix the rate on $860 million floating rate debt incurred to purchase the Company's high-rate public bonds in the open market to match the original maturity of the debt purchased, with the Company borrowing at an effective rate that is lower than the yield to maturity of the repurchased debt and paying an average rate of 7.11% and receiving 6 month LIBOR on these agreements which will expire $375 million in 2000, $395 million in 2001, and $90 million in 2002; (iii) swap the contractual interest rate on $350 million of seven and ten year debt instruments into floating-rate instruments, for which the Company pays 6 month LIBOR and receives an average rate of 7.04%, with $100 million of these contracts expiring in May 1999 and the remaining $250 million expiring in August 2002, and concurrently, fixing the rate on $200 million of floating rate debt, with $100 million expiring in May 1997, and $100 million expiring in August 1998, for which the Company pays an average rate of 6.87%; effectively changing a portion of the Company's interest rate exposure from seven to ten years to three to five years; (iv) swap the contractual interest rate on $735 million of four, seven and ten year fixed-rate instruments into floating-rate instruments, for which the Company pays 6 month LIBOR and receives an average rate of 5.99%, with $75 million of these swaps expiring in February 1998, $75 million expiring in March 1998, $50 million expiring in October 1999, $100 million expiring in November 1999, $50 million expiring in July 2000, $110 million expiring in November 2000, $125 million expiring in January 2001, and $150 million expiring in July 2003; and (v) cap six month LIBOR on $550 million for one to five years at rates between 5.0% and 6.0%, with $50 million of the caps expiring in each of July 1997 and July 1998, $100 million expiring in December 1997, $100 million expiring in each of January 1997 and January 1998, and the remaining $150 million expiring in January 1999. Interest expense was increased $11,071 and $2,760 in 1996 and 1995, respectively, and reduced $13,449 in 1994, as a result of the Company's hedging program.

     The Company's borrowings under the Credit Agreement are permitted to be in the form of commercial paper. At December 28, 1996, the Company had $187.7 million of commercial paper outstanding of the $1.001 billion in total bank borrowings. After deducting amounts set aside as backup for the Company's unrated commercial paper program, $739.5 million was available under the Company's Credit Agreement to meet short-term liquidity needs. There are no principal payments required under the Credit Agreement until its expiration on July 20, 2002.

COMMON STOCK

     On September 5, 1995 the Company issued approximately 10.7 million shares of common stock in connection with the redemption of its 6 3/8% Convertible Junior Subordinated Notes and the election by holders to convert their Notes to stock.

REPURCHASE AND REDEMPTION OF DEBT

     In 1996, the Company redeemed the entire $125 million outstanding balance of its 9% Senior Subordinated Notes and approximately $9.7 million of its General Term Notes, Series B. The Company also made open market purchases totaling $23.4 million of its 9 1/4% Senior Secured Debentures and $26.5 million of its various senior subordinated debt issues. Borrowings under the Credit Agreement, proceeds from exercise of stock options, the issuance of new senior debt, the sale of assets and excess cash from operations were used to finance these redemptions and repurchases. The outstanding balances of these debt issues at December 28, 1996 were $695.8 million for the senior subordinated debt issues which includes the General Term Notes, and $107.6 million for the 9 1/4% Senior Secured Debentures.

     During 1995 the Company redeemed the remaining outstanding amount of its 6 3/8% Convertible Junior Subordinated Notes. The holders elected thereupon to convert their Notes into 10.7 million shares of common stock. The Company also repurchased, on the open market, $29.1 million of its 9 1/4% Senior Secured Debentures and $253.9 million of its various senior subordinated debt issues. The redemptions and repurchases were affected using additional bank borrowings, cash from operations, proceeds from the sale of assets and working capital improvements. The outstanding balances of these debt issues at December 30, 1995 were $857.1 million for the senior subordinated debt issues and $131.0 million for the 9 1/4% Senior Secured Debentures.

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

CAPITAL EXPENDITURES

     Capital expenditures totaled $733.8 million for 1996, compared to $726.1 million in 1995. Capital outlays in 1994 were $534.0 million. During 1996 the Company opened, acquired or expanded 116 food stores and 31 convenience stores compared to 83 food stores and 19 convenience stores in 1995 and 82 food stores and 17 convenience stores in 1994. The Company also completed 53 food store and 9 convenience store remodels during 1996. During 1996, the Company closed or sold 49 food stores and 19 convenience stores.

     The Company expects 1997 capital expenditures, including additional Company owned real estate, logistics projects, and continuing technology investments, to total approximately $800-$850 million. Food store square footage is expected to increase 5-6% through the opening, expansion or acquisition of approximately 90-100 food stores. The Company also expects to complete within-the-wall remodels of 50 food stores. The increased square footage is planned for existing Company markets where the Company has an established market position and an existing administrative and logistical network. The Company's ability to execute its capital expenditure plan will depend, in part, on its ability to generate continued EBITD growth.

CONSOLIDATED STATEMENT OF CASH FLOWS

     During 1996 the Company generated $477.8 million in cash from operating activities compared to $798.5 million in 1995 and $750.3 million in 1994. The decrease from 1995 is primarily due to an increase in operating assets and liabilities that used $248.5 million of cash in 1996 compared to generating cash of $143.0 million in 1995. The largest component of the change in operating assets and liabilities was net owned inventories due in part to the Company's storing program and warehouse expansions which increased $224.5 million as compared to a decrease of $109.1 million in 1995. Additionally, prepaid and other assets increased $120.6 million, primarily because of the Company's funding of a Voluntary Employee Benefit Association Trust for employee benefit plan expenses. Offsetting these net uses of cash were increases in net earnings before extraordinary losses of $47.1 million and non-cash charges for depreciation and amortization of $32.5 million.

     Investing activities used $856.9 million compared to $665.6 million of cash used in 1995 and $546.5 million of cash used in 1994. The increase in the use of cash was due to increased purchase of investments of $140.9 million and increased capital expenditures of $7.7 million combined with a decrease in proceeds from sale of assets and investments of $40.3 million.

     Cash provided by financing activities in 1996 totaled $379.1 million compared to uses of $160.2 million and $297.8 million in 1995 and 1994, respectively. The decrease in the use of cash during 1996 as compared to 1995 is due to a 1996 net debt increase of $146.9 million versus 1995's net debt reduction of $191.0 million. Additionally, $6.8 million less cash was needed for debt prepayments and finance charges and an additional $175.4 million was provided by outstanding checks. An additional $19.5 million was provided from the sale of stock and related transactions.

OTHER ISSUES

     The Company is party to more than 200 collective bargaining agreements with local unions representing approximately 160,000 of the Company's employees. During 1996 the Company negotiated over 50 labor contracts, but it did incur work stoppages in the King Soopers and City Markets divisions. Typical agreements are 3 to 5 years in duration, and as such agreements expire, the Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on the results of the Company's operations. Major union contracts that will be negotiated in 1997 include Phoenix, Dallas, Atlanta and Nashville store employees.


SUBSEQUENT EVENTS

     On January 29, 1997, the Company announced that it would begin a stock repurchase program in order to reduce dilution caused by the Company's stock option plans for employees. The repurchase program will be funded by proceeds derived from employee stock option exercises, plus associated tax benefits.

     Effective as of February 15, 1997, the Company redeemed the entire outstanding balances of its 9 3/4% Senior Subordinated Debentures and its 9 3/4% Senior Subordinated Debentures, Series B, both of which were due in 2004. The balance outstanding under both issues totaled approximately $142 million.

SPECIAL NOTE

     The foregoing Management's Discussion and Analysis contains certain forward-looking statements about the future performance of the Company which are based on management's assumptions and beliefs in light of the information currently available to it. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to: competitive practices and pricing in the food and drug industries generally and particularly in the Company's principal markets; changes in the financial markets related to the cost of the Company's capital; the ability of the Company to access the public debt and equity markets to refinance indebtedness and fund the Company's capital expenditure program on satisfactory terms; supply or quality control problems with the Company's vendors; labor disputes and material shortages; and changes in economic conditions that affect the buying patterns of the Company's customers.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners and Board of Directors
The Kroger Co.

     We have audited the accompanying consolidated balance sheet of The Kroger Co. as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations and accumulated deficit, and cash flows for the years ended December 28, 1996, December 30, 1995, and December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Kroger Co. as of December 28, 1996 and December 30, 1995, and the consolidated results of its operations and its cash flows for the years ended December 28, 1996, December 30, 1995, and December 31, 1994, in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.
Cincinnati, Ohio
January 22, 1997

                           CONSOLIDATED BALANCE SHEET

                                                      DECEMBER 28,  December 30,
(In thousands of dollars)                                 1996          1995
--------------------------------------------------------------------------------
ASSETS
Current assets
 Receivables......................................... $   324,050   $   288,067
 Inventories:
  FIFO cost..........................................   2,175,630     2,034,880
  Less LIFO reserve..................................    (461,689)     (449,163)
                                                      -----------   -----------
                                                        1,713,941     1,585,717
 Property held for sale..............................      38,333        40,527
 Prepaid and other current assets....................     276,440       192,673
                                                      -----------   -----------
   Total current assets..............................   2,352,764     2,106,984
Property, plant and equipment, net...................   3,063,534     2,662,338
Investments and other assets.........................     409,115       275,395
                                                      -----------   -----------
   TOTAL ASSETS...................................... $ 5,825,413   $ 5,044,717
                                                      ===========   ===========
LIABILITIES
Current liabilities
 Current portion of long-term debt................... $    11,642   $    24,939
 Current portion of obligations under capital leases.       9,501         8,975
 Accounts payable....................................   1,650,256     1,540,067
 Other current liabilities...........................   1,041,521       991,456
                                                      -----------   -----------
   Total current liabilities.........................   2,712,920     2,565,437
Long-term debt.......................................   3,478,743     3,318,499
Obligations under capital leases.....................     180,748       171,229
Deferred income taxes................................     151,036       153,232
Other long-term liabilities..........................     483,672       439,333
                                                      -----------   -----------
   TOTAL LIABILITIES.................................   7,007,119     6,647,730
                                                      -----------   -----------
SHAREOWNERS' DEFICIT
Common capital stock, par $1
 Authorized: 350,000,000 shares
 Issued: 1996--136,461,521 shares
         1995--133,777,921 shares....................     658,230       586,541
Accumulated deficit..................................  (1,596,050)   (1,945,923)
Common stock in treasury, at cost
         1996--9,581,856 shares......................
         1995--9,575,950 shares......................    (243,886)     (243,631)
                                                      -----------   -----------
   TOTAL SHAREOWNERS' DEFICIT........................  (1,181,706)   (1,603,013)
                                                      -----------   -----------
   TOTAL LIABILITIES AND SHAREOWNERS' DEFICIT........ $ 5,825,413   $ 5,044,717
                                                      ===========   ===========
--------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

Years Ended December 28, 1996, December 30, 1995 and December 31, 1994

                                             1996         1995         1994
(In thousands, except per share amounts)  (52 WEEKS)   (52 Weeks)   (52 Weeks)
--------------------------------------------------------------------------------
Sales.................................... $25,170,909  $23,937,795  $22,959,122
                                          -----------  -----------  -----------
Costs and expenses
 Merchandise costs, including warehousing
  and transportation.....................  19,041,465   18,098,027   17,404,940
 Operating, general and administrative...   4,616,749    4,406,445    4,228,046
 Rent....................................     301,629      299,828      299,473
 Depreciation and amortization...........     343,769      311,272      277,750
 Net interest expense....................     299,984      312,685      327,550
                                          -----------  -----------  -----------
   Total.................................  24,603,596   23,428,257   22,537,759
                                          -----------  -----------  -----------
Earnings before tax expense and extraor-
 dinary loss.............................     567,313      509,538      421,363
Tax expense..............................     214,578      190,672      152,460
                                          -----------  -----------  -----------
Earnings before extraordinary loss.......     352,735      318,866      268,903
Extraordinary loss, net of income tax
 benefit.................................      (2,862)     (16,053)     (26,707)
                                          -----------  -----------  -----------
   Net earnings.......................... $   349,873  $   302,813  $   242,196
                                          ===========  ===========  ===========
Accumulated Deficit
 Beginning of year....................... $(1,945,923) $(2,248,736) $(2,490,932)
 Net earnings............................     349,873      302,813      242,196
                                          -----------  -----------  -----------
 End of year............................. $(1,596,050) $(1,945,923) $(2,248,736)
                                          ===========  ===========  ===========
Primary earnings per Common Share
 Earnings before extraordinary loss .....      $ 2.68       $ 2.65       $ 2.37
 Extraordinary loss......................        (.02)        (.13)        (.24)
                                               ------       ------       ------
 Net earnings............................      $ 2.66       $ 2.52       $ 2.13
                                               ======       ======       ======
Average number of common shares used in
 primary calculation.....................     131,375      120,413      113,537
Fully-diluted earnings per Common Share
 Earnings before extraordinary loss .....      $ 2.67       $ 2.50       $ 2.19
 Extraordinary loss......................        (.02)        (.12)        (.21)
                                               ------       ------       ------
 Net earnings............................      $ 2.65       $ 2.38       $ 1.98
                                               ======       ======       ======
Average number of common shares used in
 fully-diluted calculation...............     132,033      129,232      129,714

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 28, 1996, December 30, 1995, and December 31, 1994

                                                 1996        1995        1994
(In thousands of dollars)                     (52 WEEKS)  (52 Weeks)  (52 Weeks)
----------------------------------------------------------------------------------
Cash Flows From Operating Activities:
 Net earnings................................ $ 349,873   $ 302,813   $   242,196
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Extraordinary loss.........................     2,862      16,053        26,707
  Depreciation and amortization..............   343,769     311,272       277,750
  Amortization of deferred financing costs...    13,004      13,189        15,305
  Gain on sale of investment.................                             (25,099)
  Loss (gain) on sale of assets..............     4,496        (710)       (3,672)
  LIFO charge................................    12,526      14,103        16,087
  Non-cash contribution......................                               4,364
  Other changes, net.........................      (200)     (1,176)          694
  Net increase in cash from changes in
   operating assets and liabilities, net of
   effects from sale of subsidiary, detailed
   hereafter.................................  (248,528)    143,002       195,931
                                              ---------   ---------   -----------
   Net cash provided by operating activities.   477,802     798,546       750,263
                                              ---------   ---------   -----------
Cash Flows From Investing Activities:
 Capital expenditures........................  (733,883)   (726,142)     (533,965)
 Proceeds from sale of assets................     9,242      49,530        21,819
 (Increase) decrease in property held for
  sale.......................................       580       2,942       (19,694)
 (Increase) decrease in other investments....  (132,796)      8,106       (65,124)
 Proceeds from sale of investment............                              50,469
                                              ---------   ---------   -----------
   Net cash used by investing activities.....  (856,857)   (665,564)     (546,495)
                                              ---------   ---------   -----------
Cash Flows From Financing Activities:
 Debt prepayment costs.......................    (4,196)    (22,244)      (24,696)
 Financing charges incurred..................   (17,927)     (6,716)      (22,868)
 Principal payments under capital lease
  obligations................................    (9,229)     (8,780)       (8,249)
 Proceeds from issuance of long-term debt....   382,161     113,246       902,979
 Reductions in long-term debt................  (235,214)   (304,234)   (1,207,125)
 Outstanding checks..........................   193,997      18,633
 Proceeds from issuance of capital stock.....    48,120      38,451        24,753
 Proceeds from sale of treasury stock........                   151        30,609
 Capital stock reacquired....................      (254)       (217)         (257)
 Tax benefit of non-qualified stock options..    21,597      11,505         7,056
                                              ---------   ---------   -----------
   Net cash provided (used) by financing
    activities...............................   379,055    (160,205)     (297,798)
                                              ---------   ---------   -----------
Net decrease in cash and temporary cash
 investments.................................         0     (27,223)      (94,030)
Cash and Temporary Cash Investments:
 Beginning of year...........................         0      27,223       121,253
                                              ---------   ---------   -----------
 End of year................................. $       0   $       0   $    27,223
                                              =========   =========   ===========

Years Ended December 28, 1996, December 30, 1995, and December 31, 1994

                                                 1996        1995       1994
(In thousands of dollars)                     (52 WEEKS)  (52 Weeks) (52 Weeks)
-------------------------------------------------------------------------------
Increase (Decrease) In Cash From Changes In
 Operating Assets And Liabilities:
 Inventories (FIFO).......................... $(140,750)   $ 10,396   $(51,831)
 Receivables.................................   (35,983)    (18,207)    17,114
 Prepaid and other current assets............  (120,641)     (3,992)    (5,749)
 Accounts payable............................   (83,808)     98,681     68,080
 Accrued expenses............................    76,423      43,501    110,290
 Deferred income taxes.......................    45,665     (10,008)    (4,170)
 Other liabilities...........................    10,566      22,631     62,197
                                              ---------    --------   --------
                                              $(248,528)   $143,002   $195,931
                                              =========    ========   ========
-------------------------------------------------------------------------------

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

   Segments of Business

     The Company operates primarily in one business segment--retail food and drug stores, predominately in the Midwest and South as well as Colorado, Arizona, and Kansas. This segment represents more than 90% of consolidated revenue, operating profit and identifiable assets. The Company also manufactures and processes food for sale by its supermarkets and others and operates convenience stores.

   Inventories

     Inventories are stated at the lower of cost (principally LIFO) or market. Approximately 88% of inventories for 1996 and 87% of inventories for 1995 were valued using the LIFO method. Cost for the balance of the inventories is determined using the FIFO method.

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

   Advertising Costs

     The Company's advertising costs are predominately expensed as incurred and included in "operating, general and administrative expenses." Advertising expenses amounted to $302 million, $281 million and $250 million for 1996, 1995 and 1994, respectively.

   Deferred Income Taxes

     Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting bases. The types of differences that give rise to significant portions of deferred income tax liabilities or assets relate to: property, plant and equipment, inventories and other charges, and accruals for compensation-related costs. Deferred income taxes are classified as a net current and noncurrent asset or liability based on the classification of the related asset or liability for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date. (See Taxes Based on Income footnote.)

   Consolidated Statement of Cash Flows

     For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be temporary cash investments. Outstanding checks represent disbursements which are funded as the item is presented for payment.

     Cash paid during the year for interest and income taxes was as follows:

                                                         1996     1995     1994
                                                      --------------------------
Interest............................................. $304,240 $322,411 $329,570
Income taxes.........................................  166,732  175,151  131,156

PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net consists of:

                                                          1996         1995
                                                       ------------------------
Land.................................................. $   308,451  $   231,624
Buildings and land improvements.......................   1,034,441      792,089
Equipment.............................................   2,895,826    2,609,915
Leaseholds and leasehold improvements.................     807,422      763,381
Construction-in-progress..............................     417,080      492,750
Leased property under capital leases..................     263,398      254,897
                                                       -----------  -----------
                                                         5,726,618    5,144,656
Accumulated depreciation and amortization.............  (2,663,084)  (2,482,318)
                                                       -----------  -----------
                                                       $ 3,063,534  $ 2,662,338
                                                       ===========  ===========

     Approximately $723,961, original cost, of Property, Plant and Equipment collateralizes certain mortgage obligations.

INVESTMENTS AND OTHER ASSETS

     Investments and other assets consists of:

                                                                1996     1995
                                                              -----------------
Deferred financing costs..................................... $ 90,171 $ 85,417
Goodwill.....................................................   39,745   43,253
Investments in Debt Securities...............................  152,675   58,988
Other........................................................  126,524   87,737
                                                              -------- --------
                                                              $409,115 $275,395
                                                              ======== ========

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

OTHER CURRENT LIABILITIES

     Other current liabilities consists of:

                                                               1996      1995
                                                            -------------------
Salaries and wages......................................... $  292,393 $286,058
Taxes, other than income taxes.............................    146,781  152,006
Interest...................................................     39,202   39,993
Other......................................................    563,145  513,399
                                                            ---------- --------
                                                            $1,041,521 $991,456
                                                            ========== ========

TAXES BASED ON INCOME

     The provision for taxes based on income consists of:

                                                     1996      1995      1994
                                                   ----------------------------
Federal
 Current.......................................... $146,296  $178,936  $127,393
 Deferred.........................................   43,638   (10,008)    2,184
                                                   --------  --------  --------
                                                    189,934   168,928   129,577
State and local...................................   24,644    21,744    22,883
                                                   --------  --------  --------
                                                    214,578   190,672   152,460
Tax credit from extraordinary loss................   (1,792)  (10,263)  (17,075)
                                                   --------  --------  --------
                                                   $212,786  $180,409  $135,385
                                                   ========  ========  ========

     Targeted job tax credits reduced the tax provision by $1,206 in 1995, and $3,240 in 1994.

     A reconciliation of the statutory federal rate and the effective rate is as follows:

                                                               1996  1995  1994
                                                               ----------------
Statutory rate................................................ 35.0% 35.0% 35.0%
State income taxes, net of federal tax benefit................  2.8   2.8   3.5
Tax credits...................................................  (.2)  (.4) (1.2)
Other, net....................................................   .2        (1.1)
                                                               ----  ----  ----
                                                               37.8% 37.4% 36.2%
                                                               ====  ====  ====

     The tax effects of significant temporary differences and carryforwards that comprise deferred tax balances were as follows:

                                                            1996       1995
-------------------------------------------------------------------------------
 Current deferred tax assets:
  Compensation related costs............................. $  27,873  $  25,983
  Insurance related costs................................    33,109     32,131
  Inventory related costs................................    19,092     19,045
  Other..................................................    19,844     25,076
                                                          ---------  ---------
                                                             99,918    102,235
                                                          ---------  ---------
 Current deferred tax liabilities:
  Compensation related costs.............................   (63,691)   (24,669)
  Lease accounting.......................................    (3,680)    (4,180)
  Inventory related costs................................   (33,116)   (27,585)
  Other..................................................    (8,582)    (9,118)
                                                          ---------  ---------
                                                           (109,069)   (65,552)
                                                          ---------  ---------
 Current deferred taxes, net............................. $  (9,151) $  36,683
                                                          =========  =========
 Long-term deferred tax assets:
  Compensation related costs............................. $ 125,466  $ 118,255
  Insurance related costs................................    43,492     40,956
  Lease accounting.......................................    24,214     23,748
  Other..................................................    15,466      8,293
                                                          ---------  ---------
                                                            208,638    191,252
                                                          ---------  ---------
 Long-term deferred tax liabilities:
  Depreciation...........................................  (312,546)  (295,303)
  Compensation related costs.............................   (14,239)   (14,100)
  Lease accounting.......................................    (1,863)    (5,845)
  Deferred charges.......................................    (7,471)    (7,979)
  Other..................................................   (23,555)   (21,257)
                                                          ---------  ---------
                                                           (359,674)  (344,484)
                                                          ---------  ---------
 Long-term deferred taxes, net........................... $(151,036) $(153,232)
                                                          =========  =========

DEBT OBLIGATIONS

   Long-term debt consists of:

                                                              1996       1995
                                                           ---------- ----------
Variable Rate Revolving Credit Facility, due 2002........  $1,001,459 $1,008,128
Credit Facility..........................................     110,000
9 1/4% Senior Secured Debentures, due 2005...............     107,648    131,011
8 1/2% Senior Secured Debentures, due 2003...............     200,000    200,000
8.15% Senior Notes due 2006..............................     240,000
9% Senior Subordinated Notes, due 1999...................                125,000
9 3/4% Senior Subordinated Debentures, due 2004..........      96,008    102,419
9 3/4% Senior Subordinated Debentures, due 2004, Series
 B.......................................................      46,050     48,051
9 7/8% Senior Subordinated Debentures, due 2002..........      83,065     86,658
6 3/4% to 9 5/8% Senior Subordinated Notes, due 1999 to
 2009....................................................     346,064    355,774
10% Senior Subordinated Notes, due 1999..................     124,703    139,244
10% Mortgage loans, with semi-annual payments due through
 2004....................................................     605,665    606,982
4 9/10% to 8 5/8% Industrial Revenue Bonds, due in vary-
 ing amounts through 2021................................     203,785    205,035
7 7/8% to 10 1/4% mortgages, due in varying amounts
 through 2017............................................     280,711    297,313
3 1/2% to 10 1/4% notes, due in varying amounts through
 2017....................................................      45,227     37,823
                                                           ---------- ----------
Total debt...............................................   3,490,385  3,343,438
Less current portion.....................................      11,642     24,939
                                                           ---------- ----------
Total long-term debt.....................................  $3,478,743 $3,318,499
                                                           ========== ==========

     The aggregate annual maturities and scheduled payments of long-term debt for the five years subsequent to 1996 are:

        1997...................................................... $ 11,642
        1998...................................................... $ 16,095
        1999...................................................... $197,876
        2000...................................................... $ 28,868
        2001...................................................... $ 31,301

     The Company has purchased a portion of the debt issued by the lenders of certain of its structured financings, which cannot be retired early, in an effort to effectively further reduce the Company's interest expense. Excluding the debt incurred to make these purchases, which are classified as investments, the Company's total debt would be $152,675 less or $3,337,710 at year-end 1996 compared to $3,284,450 at year-end 1995.

   Variable Rate Revolving Credit Facility

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

   Interest Rates

     Borrowings under the Facility bear interest at the option of the Company at a rate equal to either (i) the highest, from time to time, of (A) the average of the publicly announced prime rate of Chemical Bank and Citibank, N.A., (B) 1/2% over a moving average of secondary market morning offering rates for three month certificates of deposit adjusted for reserve requirements, and (C) 1/2% over the federal funds rate or (ii) an adjusted Eurodollar rate based upon the London Interbank Offered Rate ("Eurodollar Rate") plus the Applicable Percentage which varies from .125% to .5% based upon the Company's achievement of a financial ratio. At December 28, 1996, the Applicable Percentage was .225% for Eurodollar Rate advances. The Company also pays a facility fee ("Facility Fee") based on the entire $1,750,000 Facility which varies from .125% to .25% based upon the Company's achievement of a financial ratio. The Facility Fee at December 28, 1996 was .15%.

   Collateral

     The Company's obligations under the Facility originally were collateralized by a pledge of a substantial portion of the Company's and certain of its Subsidiaries' assets, including substantially all of the Company's and such Subsidiaries' inventory and equipment and the stock of all Subsidiaries, which collateral also secured the Company's obligations under its Secured Debentures. On April 29, 1996, pursuant to the terms of the Credit Agreement, the Company elected to release all collateral.

   Prepayment

     The Company may prepay the Facility, in whole or in part, at any time, without a prepayment penalty.

   Certain Covenants

     The Credit Agreement contains covenants which, among other things, (i) restrict investments, capital expenditures, and other material outlays and commitments relating thereto; (ii) restrict the incurrence of debt, including the incurrence of debt by subsidiaries; (iii) restrict dividends and payments, prepayments, and repurchases of capital stock; (iv) restrict mergers and acquisitions and changes of business or conduct of business; (v) restrict transactions with affiliates; (vi) restrict certain sales of assets; (vii) restrict changes in accounting treatment and reporting practices except as permitted under generally accepted accounting principles; (viii) require the maintenance of certain financial ratios and levels, including fixed charge coverage ratios, senior debt ratios and total debt ratios; and (ix) require the Company to maintain interest rate protection providing that at least 50% of the Company's indebtedness for borrowed money is maintained at a fixed rate of interest.

   Credit Facility

     Effective December 13, 1996, the Company entered into a $110,000 financing ("VEBA Financing") to fund the cost of providing certain employee benefits. The following constitutes only a summary of the principal terms and conditions of the financing. Reference is made to the credit agreement related to the VEBA Financing attached as an exhibit to the Company's Current Report on Form 8-K dated December 26, 1996.

     The VEBA Financing provides for an initial term of 364 days. The Company annually may request a 364 day extension, subject to approval of the lenders. The Company currently intends to request, on an annual basis, that the lenders grant such an extension. Should the lenders decline the extension request, the Company expects to refinance the VEBA Financing with funds available under the Credit Agreement. The Company has classified this financing as long-term with a maturity equal to the Credit Agreement.

     The VEBA Financing is a variable rate facility with a current borrowing rate of LIBOR plus 20 basis points, in addition to a facility fee of 9 basis points. The VEBA Financing includes various covenants, none of which, individually or in the aggregate, are more restrictive than those contained in the Credit Agreement.

   9 1/4% Senior Secured Debentures

     On January 25, 1993, the Company issued $200,000 of 9 1/4% Senior Secured Debentures (the "9 1/4% Senior Secureds"). As of December 28, 1996, the Company has repurchased $92,352 of this issue, $23,363 of these repurchases were completed in 1996. The 9 1/4% Senior Secureds become due on January 1, 2005. The 9 1/4% Senior Secureds are redeemable at any time on or after January 1, 1998, in whole or in part at the option of the Company. The redemption prices commence at 104.625% and are reduced by 1.156% annually until

January 1, 2002 when the redemption price is 100%. These debentures were originally secured. On April 29, 1996, all collateral was released pursuant to the terms of the indenture.

   8 1/2% Senior Secured Debentures

     On July 1, 1993, the Company issued $200,000 of 8 1/2% Senior Secured Debentures (the "8 1/2% Senior Secureds"). The 8 1/2% Senior Secureds become due on June 15, 2003. The 8 1/2% Senior Secureds are redeemable at any time on or after June 15, 1998, in whole or in part at the option of the Company. The redemption prices commence at 104.250% and are reduced by 1.4165% annually until June 15, 2001, when the redemption price is 100%. These debentures were originally secured. On April 29, 1996, all collateral was released pursuant to the terms of the indenture.

   8.15% Senior Notes

     On July 24, 1996, the Company issued $240,000 of 8.15% Senior Notes (the "8.15% Senior Notes"). The 8.15% Senior Notes become due on July 15, 2006 and are not redeemable prior to their final maturity.

   9% Senior Subordinated Notes

     The 9% Senior Subordinated Notes were redeemed on August 14, 1996.

   Senior Subordinated Indebtedness

     Senior Subordinated Indebtedness consists of the following: (i) $175,000
9 3/4% Senior Subordinated Debentures due February 15, 2004, redeemable at any time on or after February 15, 1997 in whole or in part at the option of the Company, commencing at 104.875% in 1997 and reduced by 1.625% annually until 2000 when the redemption price is 100% (of the total $78,992 repurchased by the Company, $6,411 was repurchased in 1996); (ii) $100,000 9 3/4% Senior Subordinated Debentures due February 15, 2004, Series B, redeemable at any time on or after February 15, 1997 in whole or in part at the option of the Company, commencing at 104.875% in 1997 and reduced by 1.625% annually until 2000 when the redemption price is 100% (the Company has repurchased $53,950 of the 9 3/4% Senior Subordinated Debentures, Series B. $2,001 of these purchases occurred in
1996); (iii) $250,000 9 7/8% Senior Subordinated Debentures due August 1, 2002, redeemable at any time on or after August 1, 1999, in whole or in part at the option of the Company at par (the Company has repurchased $166,935 of the 9 7/8% Senior Subordinated Debentures, $3,593 in 1996); (iv) $355,774 6 3/4% to 9 5/8% Senior Subordinated Notes due March 15, 1999 to October 15, 2009, with portions of these issues subject to early redemption by the Company at varying times and premiums (the Company repurchased $9,710 of the notes in 1996); (v) $250,000 10% Senior Subordinated Notes due May 1, 1999. This issue is not subject to early redemption by the Company. The Company repurchased $14,541 of the 10% Senior Subordinated Notes during 1996. A total of $125,297 of this issue has been repurchased.

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

   Commercial Paper

     Under the Credit Agreement the Company is permitted to issue up to $1,750,000 of unrated commercial paper and borrow up to $1,750,000 from the lenders under the Credit Agreement on a competitive bid basis. The total of unrated commercial paper, $196,000 at December 28, 1996, and competitive bid borrowings, $251,500 at December 28, 1996, however, may not exceed $1,750,000. All commercial paper and competitive bid borrowings must be supported by availability under the Credit Agreement. These borrowings have been classified as long-term because the Company expects that during 1997 these borrowings will be refinanced using the same type of securities. Additionally, the Company has the ability to refinance the short-term borrowings under the Facility which matures July 20, 2002.

   Interest Rate Protection Program

     The Company uses derivatives to limit its exposure to rising interest rates. The guidelines the Company follows are: (i) use average daily bank balance to determine annual debt amounts subject to interest rate exposure, (ii) limit the annual amount of debt subject to interest rate reset and the amount of floating rate debt to a combined total of $1,000,000 or less, (iii) include no leveraged products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status. The Company's compliance with these guidelines is reviewed semi-annually with the Financial Policy Committee of the Company's Board of Directors.

     The Company currently has in place various interest rate hedging agreements with notional amounts aggregating $3,160,000. The effect of these agreements is to: (i) fix the rate on $465,000 floating rate debt, with $100,000 of swaps expiring in December 1998, $125,000 expiring in January 1999, $75,000 expiring in January 2001, $65,000 expiring in December 2004, and the remaining $100,000 expiring in 2007, for which the Company pays an average rate of 6.72% and receives 6 month LIBOR; (ii) fix the rate on $860,000 floating rate debt incurred to purchase the Company's high-rate public bonds in the open market to match the original maturity of the debt purchased, with the Company borrowing at an effective rate that is lower than the yield to maturity of the repurchased debt and paying an average rate of 7.11% and receiving 6 month LIBOR on these agreements which will expire $375,000 in 2000, $395,000 in 2001, and $90,000 in 2002; (iii) swap the contractual interest rate on $350,000 of seven and ten year debt instruments into floating-rate instruments, for which the Company pays 6 month LIBOR and receives an average rate of 7.04%, with $100,000 of these contracts expiring in May 1999 and the remaining $250,000 expiring in August 2002, and concurrently, fixing the rate on $200,000 of floating rate debt, with $100,000 expiring in May 1997, and $100,000 expiring in August 1998, for which the Company pays an average rate of 6.87%; effectively changing a portion of the Company's interest rate exposure from seven to ten years to three to five years;
(iv) swap the contractual interest rate on $735,000 of four, seven and ten year fixed-rate instruments into floating-rate instruments, for which the Company pays 6 month LIBOR and receives an average rate of 5.99%, with $75,000 of these swaps expiring in February 1998, $75,000 expiring in March 1998, $50,000 expiring in October 1999, $100,000 expiring in November 1999, $50,000 expiring in July 2000, $110,000 expiring in November 2000, $125,000 expiring in January 2001, and $150,000 expiring in July 2003; and (v) cap six month LIBOR on $550,000 for one to five years at rates between 5.0% and 6.0%, with $50,000 of the caps expiring in each of July 1997 and July 1998, $100,000 expiring in December 1997, $100,000 expiring in each of January 1997 and January 1998, and the remaining $150,000 expiring in January 1999. Interest expense was increased $11,071 and $2,760 in 1996 and 1995, respectively, and reduced $13,449 in 1994, as a result of the Company's hedging program.

     The present value of the estimated annual effect on future interest expense of the Company's derivative portfolio, based on six month LIBOR of 5.63% as in effect at year-end and the forward yield curve at year-end is:

                                                       YEAR-END
                                                        LIBOR    FORWARD YIELD
                                                       AT 5.63%      CURVE
                                                       --------  ---------------
                                                                           LIBOR
                                                       INCOME (EXPENSE)    RATE
                                                       ------------------  -----
1997.................................................. $ (8,113) $ (7,775) 5.88%
1998..................................................   (7,910)   (6,958) 6.17%
1999..................................................   (7,700)   (6,536) 6.97%
2000..................................................   (6,585)   (5,929) 6.59%
2001..................................................   (1,653)   (1,934) 6.73%
2002..................................................    1,038      (658) 6.85%
2003..................................................     (310)     (430) 6.94%
2004..................................................     (469)       80  7.02%
                                                       --------  --------
                                                       $(31,702) $(30,140)
                                                       ========  ========

(See Fair Value of Financial Instruments footnote.)

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

   Interest Rate Protection Agreements

     The fair value of these agreements is based on the net present value of the future cash flows using the forward interest rate yield curve in effect at the respective years-end. If the swaps and caps were cancelled as of the respective years-end the result would have been a net cash outflow for 1996 and 1995. The swaps and caps are linked to the Company's debt portfolio. (See Accounting Policies and Debt Obligations footnotes.)

     The estimated fair values of the Company's financial instruments are as follows:

                                         1996                   1995
                                 ---------------------  ---------------------
                                            ESTIMATED              ESTIMATED
                                  CARRYING     FAIR      CARRYING     FAIR
                                   VALUE      VALUE       VALUE      VALUE
                                 ---------- ----------  ---------- ----------
Long-term investments for which
 it is
 Practicable.................... $  154,748 $  154,645  $   53,423 $   53,423
 Not Practicable................ $   31,576 $      --   $   29,508 $      --
Long-term debt for which it is
 Practicable.................... $1,849,203 $1,980,925  $1,795,139 $1,942,414
 Not Practicable................ $1,641,182 $      --   $1,548,299 $      --
Interest Rate Protection Agree-
 ments
 Variable rate pay swaps........ $      --  $    4,900  $      --  $   30,595
 Fixed rate pay swaps........... $      --  $  (37,311) $      --  $  (56,120)
 Interest rate caps............. $    3,854 $    2,807  $    6,773 $    3,378
                                 ---------- ----------  ---------- ----------
                                 $    3,854 $  (29,604) $    6,773 $  (22,147)
                                 ========== ==========  ========== ==========

     The investments for which it was not practicable to estimate fair value relate to equity investments accounted for under the equity method and investments in real estate development partnerships for which there is no market.

     It was not practicable to estimate the fair value of $1,001,459 of long-term debt outstanding under the Company's Credit Agreement. There is no liquid market for this debt. The remaining long-term debt that it was not practicable to estimate relates to Industrial Revenue Bonds of $203,785, various mortgages of $280,711, and other notes of $155,227 for which there is no market.

LEASES

     The Company operates primarily in leased facilities. Lease terms generally range from 10 to 25 years with options to renew at varying terms. Certain of the leases provide for contingent payments based upon a percent of sales.

     Rent expense (under operating leases) consists of:

                                                        1996     1995     1994
                                                      -------- -------- --------
Minimum rentals...................................... $291,256 $288,961 $288,499
Contingent payments..................................   10,373   10,867   10,974
                                                      -------- -------- --------
                                                      $301,629 $299,828 $299,473
                                                      ======== ======== ========

     Assets recorded under capital leases consists of:

                                                             1996       1995
                                                           ---------  ---------
Distribution and manufacturing facilities................. $  30,381  $  35,382
Store facilities..........................................   233,017    219,515
Less accumulated amortization.............................  (118,589)  (118,482)
                                                           ---------  ---------
                                                           $ 144,809  $ 136,415
                                                           =========  =========

     Minimum annual rentals for the five years subsequent to 1996 and in the aggregate are:

                                                            CAPITAL  OPERATING
                                                             LEASES    LEASES
                                                            -------- ----------
1997....................................................... $ 31,974 $  293,302
1998.......................................................   31,332    280,191
1999.......................................................   31,042    265,751
2000.......................................................   30,099    246,444
2001.......................................................   29,041    225,502
Thereafter.................................................  245,364  1,955,358
                                                            -------- ----------
                                                             398,852 $3,266,548
                                                                     ==========
Less estimated executory costs included in capital leases..   20,606
                                                            --------
Net minimum lease payments under capital leases............  378,246
Less amount representing interest..........................  187,997
                                                            --------
Present value of net minimum lease payments under capital
 leases.................................................... $190,249
                                                            ========

EXTRAORDINARY LOSS

     The extraordinary loss in 1996, 1995 and 1994 relates to premiums paid to retire certain indebtedness early and the write-off of related deferred financing costs.

EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options. Fully diluted earnings per common share for 1995 is computed by adjusting both net earnings and shares outstanding as if the September 1995 conversion of the 6 3/8% Convertible Junior Subordinated Notes occurred on the first day of the year. The net earnings adjustment in 1995 was $3,590. Fully diluted earnings per common share for 1994 equal net earnings plus after-tax interest incurred on the 8 1/4% Convertible Junior Subordinated Debentures up to the date of their redemption on October 24, 1994, and on the 6 3/8% Convertible Junior Subordinated Notes of $14,805, divided by common shares outstanding after giving effect to dilutive stock options and for shares assumed to be issued on conversion of the Company's convertible securities.

PREFERRED STOCK

     The Company has authorized 5,000,000 shares of voting cumulative preferred stock; 2,000,000 were available for issuance at December 28, 1996. The stock has a par value of $100 and is issuable in series.

COMMON STOCK

     The Company has authorized 350,000,000 shares of $1 par common stock. The main trading market for the Company's common stock is the New York Stock Exchange, where it is listed under the symbol KR. For the three years ended December 28, 1996, changes in common stock were:

                                           ISSUED              IN TREASURY
                                    ---------------------  --------------------
                                      SHARES     AMOUNT      SHARES     AMOUNT
                                    -------------------------------------------
January 1, 1994...................  118,549,173 $ 308,534  10,901,846  $277,244
Exercise of stock options includ-
 ing restricted stock grants......    2,023,975    26,473      15,479       376
Sale of treasury shares to the
 Company's employee benefit plans.                 (3,495) (1,341,094)  (34,104)
Tax benefit from exercise of non-
 qualified stock options..........                  7,056
                                    ----------- ---------  ----------  --------
December 31, 1994.................  120,573,148   338,568   9,576,231   243,516
Exercise of stock options includ-
 ing restricted stock grants......    2,506,667    40,017       8,120       272
Shares issued on conversion of
 Convertible Junior Subordinated
 Notes............................   10,698,106   196,451      (8,401)     (157)
Tax benefit from exercise of non-
 qualified stock options..........                 11,505
                                    ----------- ---------  ----------  --------
December 30, 1995.................  133,777,921   586,541   9,575,950   243,631
Exercise of stock options includ-
 ing restricted stock grants......    2,683,600    50,091       5,906       255
Tax benefit from exercise of non-
 qualified stock options..........                 21,598
                                    ----------- ---------  ----------  --------
December 28, 1996.................  136,461,521 $ 658,230   9,581,856  $243,886
                                    =========== =========  ==========  ========

STOCK OPTION PLANS

     The Company grants options for common stock to employees under various plans, as well as to its non-employee directors owning a minimum of 1,000 shares of common stock of the Company, at an option price equal to the fair market value of the stock at the date of grant. In addition to cash payments, the plans provide for the exercise of options by exchanging issued shares of stock of the Company. At December 28, 1996 and December 30, 1995, 455,059 and 3,219,730
shares of common stock, respectively, were available for future options. Options may be granted under the 1987, 1988, 1990 and 1994 plans until 1997, 1998, 2000, and 2004, respectively, and generally will expire 10 years from the date of grant. Options granted prior to May 1994 become exercisable six months from the date of grant. Options granted beginning in May 1994 vest in one year to three years. All grants outstanding become immediately exercisable upon certain changes of control of the Company.

     Changes in options outstanding under the stock option plans, excluding restricted stock grants, were:

                                                                WEIGHTED AVERAGE
                                                 SHARES SUBJECT   OF EXERCISE
                                                   TO OPTION    PRICE OF OPTIONS
                                                 -------------------------------
Outstanding, January 1, 1994....................   11,608,359        $15.40
Granted.........................................    2,666,175        $23.39
Exercised.......................................   (1,878,973)       $13.23
Cancelled or expired............................      (89,679)       $19.79
                                                   ----------
Outstanding, December 31, 1994..................   12,305,882        $17.43
Granted.........................................    2,774,650        $25.70
Exercised.......................................   (2,339,390)       $16.89
Cancelled or expired............................      (77,615)       $14.18
                                                   ----------
Outstanding, December 30, 1995..................   12,663,527        $19.36
Granted.........................................    2,843,510        $41.42
Exercised.......................................   (2,669,708)       $18.07
Cancelled or expired............................      (91,759)       $32.24
                                                   ----------
Outstanding, December 28, 1996..................   12,745,570        $24.46
                                                   ==========

     The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock awards. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and fully diluted net earnings per share would have been reduced by approximately $12,800, or $.09 per share and $5,200, or $.04 per share, for 1996 and 1995, respectively. The weighted average fair value of the options granted during 1996 and 1995 was estimated as $11.77 and $7.91, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: volatility of 22.7% and 26.6%, for 1996 and 1995, respectively, risk-free interest rate of 6.3% and 6.4%, for 1996 and 1995 respectively, and an expected term of approximately 3.3 years for both 1996 and 1995. A summary of options outstanding and exercisable at December 28, 1996 follows:

                        OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                --------------------------------------  ------------------------
                               WEIGHTED-
                                AVERAGE
                               REMAINING    WEIGHTED-                 WEIGHTED-
  RANGE OF        OPTIONS     CONTRACTUAL    AVERAGE      OPTIONS      AVERAGE
  EXERCISE      OUTSTANDING     LIFE IN     EXERCISE    EXERCISABLE   EXERCISE
    PRICE       AT 12/28/96      YRS.         PRICE     AT 12/28/96     PRICE
--------------------------------------------------------------------------------
$ 4.92-$10.00    1,014,958       1.36        $ 7.35      1,014,958     $ 7.35
$10.00-$20.00    3,436,067       4.94         16.17      3,436,067      16.17
$20.00-$30.00    5,490,510       7.14         24.37      3,992,720      24.07
$30.00-$44.50    2,804,035       9.42         41.44          9,700      41.06
                ----------                               ---------
                12,745,570                               8,453,445
                ==========                               =========

     At December 30, 1995 and December 31, 1994, options for 8,869,223 shares and 9,725,292 shares, respectively, were exercisable at a weighted average exercise price of $17.04 and $15.34, respectively.

     In addition to stock options, the Company may grant stock appreciation rights (SARs) under the 1994 plan. In general, the eligible optionees are permitted to surrender the related option and receive shares of the Company's common stock and/or cash having a value equal to the appreciation on the shares subject to the options. The appreciation of SARs is charged to earnings in the current period based upon the market value of common stock. As of December 28, 1996 and December 30, 1995, there were no SARs outstanding.

     The Company also may grant limited stock appreciation rights (LSARs) to executive officers in tandem with the related options. LSARs operate in the same manner as SARs but are exercisable only following a change of control of the Company. As of December 28, 1996 and December 30, 1995, there were no LSARs outstanding.

     Also, the Company may grant restricted stock awards to eligible employee participants. In general, a restricted stock award entitles an employee to receive a stated number of shares of common stock of the Company subject to forfeiture if the employee fails to remain in the continuous employ of the Company for a stipulated period. The holder of an award is entitled to the rights of a shareowner except that the restricted shares and the related rights to vote or receive dividends may not be transferred. The award is charged to earnings over the period in which the employee performs services and is based upon the market value of common stock at the date of grant for those grants without performance contingencies. As of December 28, 1996 and December 30, 1995, awards related to 178,902 and 209,426 shares, respectively, were outstanding. Of the awards outstanding at December 28, 1996 and December 30, 1995, 100,000 shares are contingent on the attainment of certain performance objectives. The charge to earnings for grants with performance-contingent vesting includes share appreciation between the grant date and the vesting date.

     The Company may grant performance units under the 1994 plan, either in conjunction with or independent of a grant of stock options. Performance units entitle a grantee to receive payment in common stock and/or cash based on the extent to which performance goals for the specified period have been satisfied. As of December 28, 1996 and December 30, 1995, there were no performance units outstanding.

     Incentive shares may be granted under the 1994 plan, which consist of shares of common stock issued subject to achievement of performance goals. No incentive shares were outstanding as of December 28, 1996 and December 30, 1995.

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

     The principal contingencies are described below:

     Income Taxes--The Company has closed all tax years through 1983 with the Internal Revenue Service. The Internal Revenue Service has completed its examination of the Company's tax returns for tax years 1984-1989. All issues have been resolved with one exception. Efforts to resolve this issue for tax years 1984-1986 with the Appeals Division of the Internal Revenue Service were unsuccessful. As a result the Company filed a petition with the United States Tax Court in Washington, D.C. Litigation was completed in November 1995 and a decision was rendered in January 1997 in favor of the Company. The Company is awaiting a decision from the Internal Revenue Service regarding appeal. This issue for years 1987-1989 is being held in abeyance pending the ultimate outcome of this court case. The Company has provided for this and other tax contingencies.

     Insurance--The Company's workers' compensation risks are self-insured in certain states. In addition, other workers' compensation risks and certain levels of insured general liability risks are based on retrospective premium plans, deductible plans, and self-insured retention plans. The liability for workers' compensation risks is accounted for on a present value basis. Actual claim settlements and expenses incident thereto may differ from the provisions for loss. Property risks have been underwritten by a subsidiary and are reinsured with unrelated insurance companies. Operating divisions and subsidiaries have paid premiums, and the insurance subsidiary has provided loss allowances, based upon actuarially determined estimates.

     Litigation--The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position or results of operations.

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

PENSION PLANS

     The Company administers non-contributory defined benefit retirement plans for substantially all non-union employees. Funding for the pension plans is based on a review of the specific requirements and on evaluation of the assets and liabilities of each plan. Employees are eligible to participate upon the attainment of age 21 (25 for participants prior to January 1, 1986) and the completion of one year of service, and benefits are based upon final average salary and years of service. Vesting is based upon years of service.
     The Company-administered pension benefit obligations and the assets were valued as of the end of 1996 and 1995. Substantially all plan assets are invested in cash and short-term investments or listed stocks and bonds, including $94,229 and $118,187 of common stock of The Kroger Co. at the end of 1996 and 1995, respectively. The status of the plans at the end of 1996 and 1995 was:

                                                                 1996     1995
                                                               -----------------
Actuarial present value of benefit obligations:
 Vested employees............................................. $686,203 $642,582
 Non-vested employees.........................................   40,837   39,503
                                                               -------- --------
 Accumulated benefit obligations..............................  727,040  682,085
 Additional amounts related to projected salary increases.....  147,057  134,208
                                                               -------- --------
 Projected benefit obligations................................  874,097  816,293
Plan assets at fair value.....................................  947,725  878,121
                                                               -------- --------
Plan assets in excess of projected benefit obligations........ $ 73,628 $ 61,828
                                                               ======== ========
Consisting of:
 Unamortized transitional asset............................... $ 14,456 $ 22,997
 Unamortized prior service cost and net gain..................   40,860   18,617
 Adjustment required to recognize minimum liability...........   13,619   11,266
 Prepaid pension cost in Consolidated Balance Sheet...........    4,693    8,948
                                                               -------- --------
                                                               $ 73,628 $ 61,828
                                                               ======== ========

     The components of net periodic pension expense (income) for 1996, 1995 and 1994 are as follows:

                                                   1996      1995       1994
                                                 -----------------------------
Service cost.................................... $ 25,977  $  20,249  $ 18,959
Interest cost...................................   61,090     57,218    47,778
Return on assets................................ (110,819)  (211,942)   23,935
Net amortization and deferral...................   28,785    131,360  (103,495)
                                                 --------  ---------  --------
Net periodic pension expense (income) for the
 year........................................... $  5,033  $  (3,115) $(12,823)
                                                 ========  =========  ========
Assumptions:
 Discount rate..................................     7.75%      7.25%      8.5%
 Salary Progression rate........................     4.75%      4.25%      5.5%
 Long-term rate of return on plan assets........      9.5%       9.5%      9.5%

     1996 and 1995 assumptions represent the rates in effect at the end of the fiscal year. These rates were used to calculate the actuarial present value of the benefit obligations at December 28, 1996 and December 30, 1995, respectively. However, for the calculation of periodic pension expense for 1996 and income for 1995 the assumptions in the table above for 1995 and 1994, respectively, were used. The 1997 calculation of periodic pension expense (income) will be based on the assumptions in the table above for 1996.
     The Company also administers certain defined contribution plans for eligible union and non-union employees. The cost of these plans for 1996, 1995 and 1994 was $21,278, $24,902 and $24,298, respectively.
     The Company participates in various multi-employer plans for substantially all union employees. Benefits are generally based on a fixed amount for each year of service. Contributions and expense for 1996, 1995 and 1994 were $88,758, $90,872 and $87,711, respectively. Information on the actuarial present value of accumulated plan benefits and net assets available for benefits relating to the multi-employer plans is not available.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. The majority of the Company's employees may become eligible for these benefits if they reach normal retirement age while employed by the Company. Funding of retiree health care and life insurance benefits occurs as claims or premiums are paid. For 1996, 1995 and 1994, the combined payments for these benefits were $10,634, $10,025 and $10,996, respectively.
     The following table sets forth the postretirement benefit plans combined status at December 28, 1996 and December 30, 1995:

                                                                1996     1995
                                                              -------- --------
Accumulated postretirement benefit obligation (APBO)
 Retirees.................................................... $ 96,262 $100,166
 Fully eligible active participants..........................   36,898   36,862
 Other active participants...................................  120,012  125,098
                                                              -------- --------
                                                               253,172  262,126
 Unrecognized net gain.......................................   59,762   34,394
                                                              -------- --------
 Accrued postretirement benefit cost......................... $312,934 $296,520
                                                              ======== ========

     The components of net periodic postretirement benefit costs are as follows:

                                                       1996     1995     1994
                                                      -------  -------  -------
Service costs (benefits attributed to employee
 services during the year)........................... $ 9,557  $ 9,344  $ 9,181
Interest cost on accumulated postretirement benefit
 obligations.........................................  18,006   20,662   19,743
Net amortization and deferral........................    (991)    (725)     --
                                                      -------  -------  -------
                                                      $26,572  $29,281  $28,924
                                                      =======  =======  =======

     The significant assumptions used in calculating the APBO are as follows:

                                                        HEALTH CARE TREND RATE
                                                       -------------------------
                                              DISCOUNT                  YEARS TO
                                                RATE   INITIAL ULTIMATE ULTIMATE
                                              -------- ------- -------- --------
Year-end 1994................................  8.50%    12.3%    4.5%      12
Year-end 1995................................  7.25%    10.0%    5.0%       7
Year-end 1996................................  7.75%     9.3%    5.0%       6

     The effect of a one percent increase in the medical trend rate is as follows:

                                                                PERIODIC
                                                                  COST    APBO
                                                                ----------------
Year-end 1994..................................................  $4,088  $27,283
Year-end 1995..................................................  $4,037  $32,209
Year-end 1996..................................................  $4,114  $23,942

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONCLUDED

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997 the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Company will implement the statement in the fourth quarter 1997, the effect of which has not yet been determined.

QUARTERLY DATA (UNAUDITED)

                                            QUARTER
                          ----------------------------------------------     TOTAL
                            FIRST       SECOND      THIRD       FOURTH       YEAR
1996                      (12 WEEKS)  (12 WEEKS)  (16 WEEKS)  (12 WEEKS)  (52 WEEKS)
-------------------------------------------------------------------------------------
Sales...................  $5,784,254  $5,844,366  $7,343,132  $6,199,157  $25,170,909
Merchandise costs.......   4,367,967   4,412,202   5,582,032   4,679,264   19,041,465
Extraordinary loss......      (1,084)       (766)       (928)        (84)      (2,862)
Net earnings............      75,406      77,612      71,420     125,435      349,873
Primary earnings per
 common share:
  Earnings before
   extraordinary loss ..         .59         .60         .55         .95         2.68
  Extraordinary loss....        (.01)       (.01)       (.01)          0         (.02)
                                ----        ----        ----        ----         ----
Primary net earnings per
 common share...........         .58         .59         .54         .95         2.66
Fully-diluted earnings
 per common share:
  Earnings before
   extraordinary loss...         .59         .60         .55         .95         2.67
  Extraordinary loss....        (.01)       (.01)       (.01)          0         (.02)
                                ----        ----        ----        ----         ----
Fully-diluted net
 earnings per common
  share.................         .58         .59         .54         .95         2.65
1995
-------------------------------------------------------------------------------------
Sales...................  $5,464,954  $5,652,890  $6,959,216  $5,860,735  $23,937,795
Merchandise costs.......   4,129,439   4,267,794   5,284,006   4,416,787   18,098,027
Extraordinary loss......      (5,336)     (5,451)     (1,516)     (3,750)     (16,053)
Net earnings............      59,141      77,012      61,161     105,499      302,813
Primary earnings per
 common share:
  Earnings before
   extraordinary loss ..         .56         .71         .52         .84         2.65
  Extraordinary loss....        (.05)       (.05)       (.01)       (.03)        (.13)
                                ----        ----        ----        ----         ----
Primary net earnings per
 common share...........         .51         .66         .51         .81         2.52
Fully-diluted earnings
 per common share:
  Earnings before
   extraordinary loss ..         .53         .67         .49         .84         2.50
  Extraordinary loss....        (.04)       (.04)       (.01)       (.03)        (.12)
                                ----        ----        ----        ----         ----
Fully-diluted net
 earnings per common
  share.................         .49         .63         .48         .81         2.38


 Common Stock Price Range

                                       1996          1995
                                   ------------- -------------
                   QUARTER         HIGH   LOW    HIGH   LOW
            --------------------------------------------------
            1st................... 39 5/8 33 1/2 27 7/8 23 3/8
            2nd................... 44     37 1/2 28     25
            3rd................... 45     37 1/8 34 3/4 26 1/2
            4th................... 47 1/2 40 3/4 37 3/4 31 7/8

     The number of shareowners of record of common stock as of March 10, 1997, was 47,128.

     Under the Company's Credit Agreement dated July 19, 1994, as amended, the Company is prohibited from paying cash dividends during the term of the Credit Agreement. The Company is permitted to pay dividends in the form of stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning directors is set forth in Item No. 1, Election of Directors, of the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

Based solely on its review of the copies of all Section 16(a) forms received by the Company, or written representations from certain persons that no Forms 5 were required for those persons, the Company believes that during fiscal year 1996 all filing requirements applicable to its officers, directors and ten percent beneficial owners were satisfied except that Mr. Richard W. Dillon inadvertently filed an amended Form 4, reporting a sale of 5,086 shares by a trust under which he is a co-trustee and a beneficiary, four days late, and Mr. James R. Thorne inadvertently filed a Form 4, reporting the sale of a fractional share resulting from the closing of an account under an employee benefit plan, eight days late.


                       EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person as of February 7, 1997. Except as otherwise noted below, each person has held his office for at least five years and was elected to that office at the 1996 Organizational Meeting of the Board of Directors held May 16, 1996. Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name                       Age              Recent Employment History
----                       ---              -------------------------
Warren F. Bryant            51     Mr. Bryant was elected President and Chief
                                   Executive Officer of Dillon Companies, Inc.
                                   effective September 1, 1996. Prior to this he was elected President and Chief Operating
                                   Officer of Dillon Companies, Inc. on June 18,
                                   1995, Senior Vice President of Dillon
                                   Companies, Inc. on May 1, 1993, and Vice
                                   President of Dillon Companies, Inc. on March
                                   1, 1990. Before this Mr. Bryant served as
                                   Vice President of Marketing, Dillon Stores
                                   Division, from June 1988 until March 1990, and in a number of key management positions with the Company, including Director of Merchandising for the Mid-Atlantic Marketing
                                   Area and Director of Operations for the
                                   Charleston, West Virginia division of the Mid-Atlantic Marketing Area. He joined the
                                   Company in 1964.

David B. Dillon             45     Mr. Dillon was elected President and Chief
                                   Operating Officer of Kroger effective June
                                   18, 1995. Prior to this he was elected
                                   Executive Vice President on September 13,
                                   1990, Chairman of the Board of Dillon
                                   Companies, Inc. on September 8, 1992, and
                                   President of Dillon Companies, Inc. on April
                                   22, 1986. Before his election he was
                                   appointed President of Dillon Companies, Inc.

Paul W. Heldman             45     Mr. Heldman was elected Secretary on May 21,
                                   1992, and Vice President and General Counsel effective June 18, 1989. Prior to his election he held various positions in the Company's Law
                                   Department. Mr. Heldman joined the Company in
                                   1982.

Michael S. Heschel          55     Mr. Heschel was elected Executive Vice
                                   President effective June 18, 1995. Prior to this he was elected Senior Vice President -
                                   Information Systems and Services on February
                                   10, 1994, and Group Vice President-
                                   Management Information Services on July 18,
                                   1991. Before this Mr. Heschel served as
                                   Chairman and Chief Executive Officer of
                                   Security Pacific Automation Company. From
                                   1985 to 1990 he was Vice President of Baxter
                                   International, Inc.

Patrick J. Kenney           60     Mr. Kenney was elected Executive Vice
                                   President effective June 18, 1995. Prior to this he was elected Senior Vice President on September 13, 1990. Before his election, Mr.
                                   Kenney was President of the Company's Texas
                                   Marketing Area. Mr. Kenney joined the Company in 1955.

W. Rodney McMullen          36     Mr. McMullen was elected Group Vice President
                                   and Chief Financial Officer effective June
                                   18, 1995. Prior to this he was appointed Vice
                                   President-Control and Financial Services on
                                   March 4, 1993, and Vice President, Planning and Capital Management effective December 31,
                                   1989. Mr. McMullen joined the Company in 1978 as a part-time stock clerk.

Thomas E. Murphy            54     Mr. Murphy was elected Group Vice President
                                   effective October 24, 1986. Prior to his election Mr. Murphy was appointed Vice
                                   President and Senior Counsel on November 7,
                                   1982. Mr. Murphy joined the Company in 1974.

Jack W. Partridge, Jr.      51     Mr. Partridge was elected Group Vice
                                   President on December 7, 1989. Prior to his election Mr. Partridge was appointed Vice
                                   President - Public Affairs in 1980. Mr.
                                   Partridge joined the Company in 1975.

Joseph A. Pichler           57     Mr. Pichler was elected Chairman of the Board
                                   on September 13, 1990, and Chief Executive
                                   Officer effective June 17, 1990. Prior to this he was elected President and Chief
                                   Operating Officer on October 24, 1986, and
                                   Executive Vice President on July 16, 1985.
                                   Mr. Pichler joined Dillon Companies, Inc. in
                                   1980 as Executive Vice President and was elected President of Dillon Companies, Inc.
                                   in 1982.

Ronald R. Rice              61     Mr. Rice was elected Senior Vice President on
                                   April 21, 1994. Prior to this he was elected
                                   Group Vice President and appointed President,
                                   Manufacturing on April 16, 1992. Mr. Rice has been with the Company since 1957 and before his election was appointed President-
                                   Dairy/Bakery Division in 1991, Vice
                                   President -Dairy/ Bakery Division in 1986, and Vice President - Dairy Division in 1974.

James R. Thorne             50     Mr. Thorne was elected Senior Vice President
                                   effective June 18, 1995. Prior to his
                                   election Mr. Thorne was appointed President of the Company's Mid-Atlantic Marketing Area in 1993. Before this Mr. Thorne served in a number of key management positions in the Mid-Atlantic Marketing Area, including
                                   Advertising Manager, Zone Manager, Director of Operations, and Vice President-
                                   Merchandising. Mr. Thorne joined the Company in 1966 as a part-time grocery clerk.

Lawrence M. Turner          49     Mr. Turner was elected Vice President on
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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements:

     Report of Independent Public Accountants
     Consolidated Balance Sheet as of December 28, 1996 and December 30, 1995 Consolidated Statement of Operations and Accumulated Deficit for the years ended December 28, 1996, December 30, 1995, and December 31, 1994 Consolidated Statement of Cash Flows for the years ended December 28, 1996,
       December 30, 1995, and December 31, 1994
     Notes to Consolidated Financial Statements

     Financial Statement Schedules:

     There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto

(b)  Reports on Form 8-K:

     On October 16, 1996, the Company filed a current report on Form 8-K disclosing its unaudited earnings for the third quarter 1996

     On December 26, 1996, the Company filed a current report on Form 8-K disclosing its Credit Agreement dated December 13, 1996, among the Company, the Lenders named therein, The Bank of New York, as Agent, and BNY Capital Markets, Inc., as Arranging Agent

(c)  Exhibits

          3.1 Amended Articles of Incorporation and hereby incorporated by reference to Exhibits 4.1 and 4.2 of the Company's Regulations of the Company are Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552
          4.1 Instruments defining the rights of holders of Company and its subsidiaries are not filed as Exhibits because the amount long-term debt of the of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request
          10.1 Material Contracts - Third Amended and dated as of July 22, 1993, between the Company and Joseph A. Pichler is Restated Employment Agreement hereby incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 9, 1993
          11.1 Statement Regarding Computation of Per Share Earnings
          12.1 Statement of Computation of Ratio of Earnings to Fixed Charges
          21.1 Subsidiaries of the Registrant
          23.1 Consent of Independent Public Accountants
          24.1 Powers of Attorney
          27.1 Financial Data Schedule
          99.1 Annual Reports on Form 11-K for The Kroger Dillon Companies, Inc. Employee Stock Ownership Plan and Trust for the Co. Savings Plan and the Year 1996 will be filed by amendment on or before April 28, 1996

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE KROGER CO.


Dated:  March 19, 1997          By (*Joseph A. Pichler)
                                   Joseph A. Pichler,
                                   Chairman of the Board of Directors
                                   and Chief Executive Officer


Dated:  March 19, 1997          By (*W. Rodney McMullen)
                                   W. Rodney McMullen
                                   Group Vice President
                                   and Chief Financial Officer


Dated:  March 19, 1997          By (*J. Michael Schlotman)
                                   J. Michael Schlotman
                                   Vice President & Corporate Controller
                                   and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 19th day of March, 1997.



                                Director
------------------------------
Reuben V. Anderson

(*John L. Clendenin)            Director
John L. Clendenin

(*David B. Dillon)              President, Chief Operating
David B. Dillon                 Officer, and Director

                                Director
------------------------------
Richard W. Dillon

(*John T. LaMacchia)            Director
John T. LaMacchia

(*Edward M. Liddy)              Director
Edward M. Liddy

                                Director
------------------------------
Patricia Shontz Longe

(*T. Ballard Morton, Jr.)       Director
T. Ballard Morton, Jr.

(*Thomas H. O'Leary)            Director

Thomas H. O'Leary

(*John D. Ong)                  Director
John D. Ong

                                Director
------------------------------
Katherine D. Ortega

(*Joseph A. Pichler)            Chairman of the Board of
Joseph A. Pichler               Directors, Chief Executive
                                Officer, and Director

(*Martha Romayne Seger)         Director
Martha Romayne Seger

                                Director
------------------------------
James D. Woods



*By:  (Paul W. Heldman)
      Paul W. Heldman
      Attorney-in-fact