Form 10-K/A
period 1996-12-28
KROGER CO
filed 1997-04-24
CIK 56873

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-K/A

                             ANNUAL REPORT

                Pursuant to Section 13 or 15 (d) of the
                    Securities Exchange Act of 1934


For the Fiscal Year Ended          Commission File No. 1-303
     December 28, 1996

                            THE KROGER CO.

An Ohio Corporation           I.R.S. Employer Identification
                                    No. 31-0345740

Address                       Telephone Number
--------                      ----------------
1014 Vine St.                 (513) 762-4000
Cincinnati, Ohio   45202

Securities registered pursuant to section 12 (b) of the Act:

                              Name of Exchange on
Title of Class                  which Registered
---------------               ---------------------
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

Yes   X          No         .
   ----------       --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ].

The aggregate market value of the Common Stock of The Kroger Co.
held by non-affiliates as of February 28, 1997:   $6,689,444,184

Documents Incorporated by Reference:
     Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 28, 1997, incorporated by reference into Parts II and III of Form 10-K.

                                PART II

ITEM 6.   SELECTED FINANCIAL DATA

                                                            FISCAL YEARS ENDED
                                    -------------------------------------------------------------------
                                    DECEMBER 28,  DECEMBER 30,  DECEMBER 31,  JANUARY 1,     JANUARY 2,
                                        1996          1995          1994           1994           1993
                                    (52 WEEKS)    (52 WEEKS)    (52 WEEKS)    (52 WEEKS)     (53 WEEKS)
                                    -------------------------------------------------------------------
                                            (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

Sales from continuing operations............. $25,170,909   $23,937,795   $22,959,122   $22,384,301   $22,144,588
Earnings from continuing operations
 before extraordinary loss and
 cumulative effect of  change in
 accounting..................................     352,735       318,866       268,903       170,805       101,160
Extraordinary loss (net of income
 tax credit)<F1>.............................      (2,862)      (16,053)      (26,707)      (23,832)     (107,103)
Cumulative effect of change in
  accounting (net of income tax
  credit)<F2>................................                                              (159,193)
Net earnings (loss)..........................     349,873       302,813       242,196       (12,220)       (5,943)
Fully diluted earnings (loss) per share
 Earnings from continuing  operations
 before extraordinary loss...................        2.67          2.50          2.19          1.50          1.11
 Extraordinary loss <F1>.....................        (.02)         (.12)         (.21)         (.19)        (1.17)
 Cumulative effect of  change in
 accounting <F2>.............................                                                 (1.28)
 Net earnings (loss).........................        2.65          2.38          1.98           .03          (.06)
Total assets.................................   5,825,413     5,044,717     4,707,674     4,480,464     4,303,084
Long-term obligations, including obligations
 under capital leases........................   3,659,491     3,489,728     3,889,194     4,135,013     4,472,978
Shareowners' deficit.........................  (1,181,706)   (1,603,013)   (2,153,684)   (2,459,642)   (2,700,044)
Cash dividends per common share..............      <F3>          <F3>          <F3>          <F3>           <F3>
------------------------------------------------------------------------------------------------------------------

[FN]
<F1> See Extraordinary Loss in the Notes to Consolidated Financial
     Statements.
<F2> See Post-retirement Health Care and Life Insurance Benefits in the respective year's Notes to Consolidated Financial
Statements.
<F3> The Company is prohibited from paying cash dividends under the terms of its Credit Agreement.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

SALES

Total sales for the fourth quarter of 1996 were $6.2 billion compared to $5.9 billion in the fourth quarter of 1995, a 5.8% increase. Sales for the full year increased 5.1%. Food stores sales for the fourth quarter 1996 were 5.0% ahead of the fourth quarter 1995 and 4.5% ahead for the year. A review of sales by lines of business for the three years ended December 28, 1996, is as follows:

                                                     1996               1995                1994
                               % OF 1996      ------------------  ----------------    ----------------
                                  SALES       AMOUNT    CHANGE    AMOUNT    CHANGE    AMOUNT    CHANGE
                               ----------     -------   --------  ------    ------    ------    ------
                                                          (MILLIONS OF DOLLARS)
Food Stores..............           93.4%     $23,508   + 4.5%    $22,488   +4.9%     $21,442   +4.9%
Convenience Stores.......            3.8%         948   +11.6%        850   -5.4%         898   -5.6%
Other sales..............            2.8%         714   +19.0%        600   -3.1%         619  -37.5%
                                   ------     -------   ------    -------   -----     -------  ------
Total sales..............          100.0%     $25,170    +5.1%    $23,938   +4.3%     $22,959   +2.6%


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

Sales per average square foot for the last three years were:

                                              TOTAL SALES
                                                 PER
                                            AVERAGE SQUARE
                                                 FOOT
                                            ---------------
                                         1996     1995     1994
                                         ----     ----     ----
Food Stores............................. $403     $405     $404
Convenience Stores...................... $519     $475     $436

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


EBITD

The Company's Senior Competitive Advance and Revolving Credit Facility Agreement (the "Credit Agreement"), as amended, and the indentures underlying approximately $1.2 billion of publicly issued debt, contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, unusual and extraordinary items ("EBITD"). All such covenants are based, among other things, upon generally accepted accounting principles ("GAAP") as applied on a date prior to January 3, 1993. The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At December 28, 1996, the Company was in compliance with all covenants of its Credit Agreement. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

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


MERCHANDISE COSTS

Merchandise costs include warehousing and transportation expenses and LIFO charges or credits. The following table shows the relative effect that LIFO charges have had on merchandising costs as a percent of sales:


                                                1996      1995      1994
                                                ----      ----      ----
Merchandise costs as reported..............    75.65%    75.60%    75.81%
LIFO charge................................      .05%      .05%      .07%
                                               -----     -----     -----
Merchandise costs as adjusted..............    75.60%    75.55%    75.74%

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

Required principal repayments over the next five years amount to $285.8 million at year-end 1996 versus $429.2 million and $670.7 million at year-end 1995 and 1994, respectively. Scheduled debt maturities for the five years subsequent to 1996, 1995 and 1994 were:

                                               1996          1995           1994
                                               ----          ----           ----
                                                       (IN THOUSANDS)
Year 1..................................   $  11,642      $ 24,939      $  7,926
Year 2..................................      16,095        11,838        14,341
Year 3..................................     197,876        16,839        12,875
Year 4..................................      28,868       337,419        15,507
Year 5..................................      31,301        38,212       620,012


In 1996, Year 3 maturities include the remaining $124.7 million of 10% Senior Subordinated Notes.

In 1995, Year 4 maturities included the remaining $139.2 million of 10% Senior Subordinated Notes, and $125.0 million of 9% Senior
Subordinated Notes.

In 1994, Year 5 maturities included $125 million of 9% Senior Subordinated Notes, $200 million of 6 3/8% Convertible Junior Subordinated Notes, and $222.6 million of 10% Senior Subordinated Notes. In 1995 the Company issued a redemption notice to the holders of the remaining outstanding balance of the 6 3/8% Convertible Junior Subordinated Notes. All of the holders elected to convert the notes into approximately 10.7 million shares of common stock.

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


REPURCHASE AND REDEMPTION OF DEBT

In 1996, the Company redeemed the entire $125 million outstanding balance of its 9% Senior Subordinated Notes and approximately $9.7 million of its General Term Notes, Series B. The Company also made open market purchases totaling $23.4 million of its 9 1/4% Senior Secured Debentures and $26.5 million of its various senior subordinated debt issues. Borrowings under the Credit Agreement, proceeds from exercise of stock options, the issuance of new senior debt, the sale of assets and excess cash from operations were used to finance these redemptions and repurchases. The outstanding balances of these debt issues at December 28, 1996, were $695.8 million for the senior subordinated debt issues which includes the General Term Notes, and $107.6 million for the 9 1/4% Senior Secured Debentures.

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

During 1994 the Company redeemed the remaining outstanding amounts of its 11 1/8% Senior Notes, its 8 3/4% Senior Subordinated Reset Notes and its 8 1/4% Convertible Junior Subordinated Debentures. The Company also repurchased $144.8 million of its various senior subordinated debt issues and $39.9 million of its 9 1/4% Senior Secured Debentures. The redemptions and repurchases were affected using funds from asset sales, the sale of treasury stock to employee benefit plans, proceeds from new financings, excess cash from operations and additional bank borrowings. The outstanding balances of these debt issues at December 31, 1994, were $1.105 billion for the Senior Subordinated Debt issues, and $160.2 million for the 9 1/4% Senior Secured Debentures.


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

                                    THE KROGER CO.


Dated:  April 24, 1997             By: (Paul W. Heldman)
                                        Paul W. Heldman
                                        Vice President, Secretary
                                          and General Counsel

                           INDEX OF EXHIBITS
                           -----------------


Exhibit
-------

23.2      Consent of Independent Accountants

23.3      Consent of Independent Accountants

99.2 Financial Statements for The Kroger Co. Savings Plan for the Year Ended December 31, 1996

99.3      Financial Statements for the Dillon Companies, Inc.
          Employees' Stock Ownership and Savings Plan for the Year Ended December 31, 1996