Form 10-Q
period 1997-03-22
KROGER CO
filed 1997-05-05
CIK 56873

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


     Quarterly report pursuant to Section 13 or 15(d) of the ---- Securities Exchange Act of 1934 for the quarterly period ended March 22, 1997 or

     Transition report pursuant to Section 13 or 15(d) of the
---- Securities Exchange Act of 1934 for the transition period
     from           to
          ---------    ----------

     Commission file number    1-303

                            THE KROGER CO.


An Ohio Corporation             I.R.S. Employer Identification
                                      No. 31-0345740


1014 Vine Street, Cincinnati, OH                    45202
----------------------------------------         ----------
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

There were 254,001,326 shares of Common Stock ($1 par value) outstanding as of April 22, 1997.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information for the quarters ended March 22, 1997 and March 23, 1996 includes the results of operations of The Kroger Co. for the 12 week periods ended March 22, 1997 and March 23, 1996, and of its wholly owned subsidiary Dillon Companies, Inc. for the 13 week periods ended March 29, 1997 and March 30, 1996. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.

                                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                                (in thousands, except per share amounts)
                                                              (unaudited)
                                                                           Quarter Ended
                                                                      ------------------------
                                                                      March 22,     March 23,
                                                                        1997          1996
                                                                      ----------    ----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $6,139,413    $5,784,254
Costs and expenses                                                    ----------    ----------
 Merchandise costs, including warehousing and transportation. . .      4,626,390     4,367,967
 Operating, general and administrative. . . . . . . . . . . . . .      1,132,042     1,075,915
 Rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         75,845        69,729
 Depreciation and amortization. . . . . . . . . . . . . . . . . .         85,373        75,643
 Interest expense, including interest on obligations
  under capital leases, net . . . . . . . . . . . . . . . . . . .         69,747        70,626
                                                                      ----------    ----------
     Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,989,397     5,659,880
                                                                      ----------    ----------
Earnings before tax expense and extraordinary loss. . . . . . . .        150,016       124,374
Tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . .         57,756        47,884
                                                                      ----------    ----------
Earnings before extraordinary loss. . . . . . . . . . . . . . . .         92,260        76,490
Extraordinary loss (net of income tax credit) . . . . . . . . . .         (5,210)       (1,084)
                                                                      ----------    ----------
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . .     $   87,050    $   75,406
                                                                      ==========    ==========
Fully diluted earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . . . . . . .         $  .35        $  .29
 Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . .           (.02)          .00
                                                                          ------        ------
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . .         $  .33        $  .29
                                                                          ======        ======
Average number of common shares used in per share calculations. .        267,176       261,221

-------------------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

                                                       CONSOLIDATED BALANCE SHEET
                                                       (in thousands of dollars)
                                                              (unaudited)

                                                                 March 22,          December 28,
                                                                   1997                 1996
                                                                ----------          ------------
ASSETS
Current assets
  Receivables . . . . . . . . . . . . . . . . . . . . . .       $  305,218           $  324,050
  Inventories:
    FIFO cost . . . . . . . . . . . . . . . . . . . . . .        2,148,902            2,175,630
    Less LIFO reserve . . . . . . . . . . . . . . . . . .         (466,189)            (461,689)
                                                                -----------          ----------
                                                                 1,682,713            1,713,941
  Property held for sale. . . . . . . . . . . . . . . . .           31,923               38,333
  Prepaid and other current assets. . . . . . . . . . . .          264,259              276,440
                                                                -----------          ----------
      Total current assets. . . . . . . . . . . . . . . .        2,284,113            2,352,764

Property, plant and equipment, net. . . . . . . . . . . .        3,113,725            3,063,534
Investments and other assets. . . . . . . . . . . . . . .          437,443              409,115
                                                                ----------           ----------
      Total Assets. . . . . . . . . . . . . . . . . . . .       $5,835,281           $5,825,413
                                                                ==========           ==========
LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .       $   11,819           $   11,642
  Current portion of obligations under
    capital leases. . . . . . . . . . . . . . . . . . . .            9,607                9,501
  Accounts payable. . . . . . . . . . . . . . . . . . . .        1,469,184            1,650,256
  Other current liabilities . . . . . . . . . . . . . . .        1,124,297            1,041,521
                                                                ----------           ----------
      Total current liabilities . . . . . . . . . . . . .        2,614,907            2,712,920

Long-term debt. . . . . . . . . . . . . . . . . . . . . .        3,521,893            3,478,743
Obligations under capital leases. . . . . . . . . . . . .          178,301              180,748
Deferred income taxes . . . . . . . . . . . . . . . . . .          160,228              151,036
Other long-term liabilities . . . . . . . . . . . . . . .          475,156              483,672
                                                                ----------           ----------
      Total Liabilities . . . . . . . . . . . . . . . . .        6,950,485            7,007,119
                                                                ----------           ----------
SHAREOWNERS' DEFICIT
Common capital stock, par $1, at stated value
  Authorized:  350,000,000 shares
  Issued:  1997 - 274,175,780 shares
           1996 - 272,923,042 shares. . . . . . . . . . .          672,065              658,230
Accumulated deficit . . . . . . . . . . . . . . . . . . .       (1,509,000)          (1,596,050)
Common stock in treasury, at cost
           1997 - 20,499,728 shares
           1996 - 19,163,712 shares . . . . . . . . . . .         (278,269)            (243,886)
                                                                ----------           ----------
    Total Shareowners' Deficit                                  (1,115,204)          (1,181,706)
                                                                ----------           ----------
    Total Liabilities and Shareowners' Deficit. . . . . .       $5,835,281           $5,825,413
                                                                ==========           ==========

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



                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (in thousands of dollars)
                                                              (unaudited)

                                                                             Quarter Ended
                                                                    ------------------------------
                                                                      March 22,          March 23,
                                                                        1997               1996
                                                                    -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . .   $   87,050          $   75,406
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .        5,210               1,084
     Depreciation and amortization. . . . . . . . . . . . . . . .       85,373              75,643
     Amortization of deferred financing costs . . . . . . . . . .        3,249               3,445
     LIFO charge. . . . . . . . . . . . . . . . . . . . . . . . .        4,500               3,500
     Other changes, net . . . . . . . . . . . . . . . . . . . . .         (220)                 44
     Net increase (decrease) in cash from changes in operating
       assets and liabilities, detail below . . . . . . . . . . .      123,813            (124,092)
                                                                    -----------         ----------
        Net cash provided by operating activities . . . . . . . .      308,975              35,030
                                                                    -----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .     (136,685)           (173,649)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .        2,600               1,475
  Decrease in property held for sale. . . . . . . . . . . . . . .        6,094               2,183
  Increase in other investments . . . . . . . . . . . . . . . . .      (29,632)               (986)
                                                                    -----------         ----------
      Net cash used by investing activities . . . . . . . . . . .     (157,623)           (170,977)
                                                                    -----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .       (6,999)             (1,583)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .       (4,314)               (127)
  Principal payments under capital lease obligations. . . . . . .       (2,341)             (2,272)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .      418,798             127,496
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .     (375,471)            (20,648)
  Increase (decrease) in outstanding checks . . . . . . . . . . .     (159,897)             25,528
  Proceeds from issuance of capital stock . . . . . . . . . . . .       13,255               7,553
  Capital stock reacquired. . . . . . . . . . . . . . . . . . . .      (34,383)
                                                                    -----------         ----------
        Net cash provided (used) by financing activities  . . . .     (151,352)            135,947
                                                                    -----------         ----------
Net increase in cash and temporary cash investments . . . . . . .            0                   0

Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .            0                   0
                                                                    ----------          ----------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .   $        0          $        0
                                                                    ==========          ==========

INCREASE (DECREASE) IN CASH FROM CHANGES IN OPERATING ASSETS AND LIABILITIES:

    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .   $   26,728          $   57,961
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . .       18,832              31,811
    Prepaid and other current assets. . . . . . . . . . . . . . .       18,850             (45,272)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .      (21,175)           (196,025)
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .        2,476                 357
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .       78,102              27,076
                                                                    ----------          ----------
                                                                    $  123,813          $ (124,092)
                                                                    ==========          ==========

-------------------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

Supplemental disclosures of cash flow information:

                                                 Quarter Ended
                                         --------------------------
                                          March 22,       March 23,
                                            1997            1996
                                         ----------      ----------
Cash paid during the period for:

   Interest (net of amount capitalized)   $ 64,945        $ 51,240
   Income taxes                              7,805          30,610

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

2.   INCOME TAXES
     -------------
     The effective income tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes.

3.   EXTRAORDINARY LOSS
     ------------------
     The extraordinary loss for the quarters ended March 22, 1997 and March 23, 1996 of $5.2 million and $1.1 million, respectively (net of income tax credit of $3.3 million and $.7 million, respectively) is related to the early retirement of long-term debt. During the first quarter of 1997 the Company repurchased or redeemed $151.2 million of its various subordinated debt issues.

4.   EARNINGS PER COMMON SHARE
     -------------------------
     Earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options.

     On March 20, 1997, the Company's Board of Directors declared a 2-for-1 stock split to shareholders of record at the close of business on April 4, 1997. In compliance with APB15 earnings per share are presented showing the effect of the split. If the split had not occurred earnings per share would have been $.69 versus $.59 last year. Shares were distributed on April 22, 1997.

5.   SUBSEQUENT EVENTS
     -----------------
     On April 14, 1997, Standard & Poor's Corporation upgraded its rating on the Company's most senior debt to BBB-.

     On April 23, 1997, the Company approved a term sheet for a new credit facility to replace the existing Credit Agreement and the $110 million Credit Agreement dated December 13, 1996.
     The new facility will provide for a five year term facility in the amount of $1.5 billion and a 364 day facility in the amount of $.5 billion. The new bank facility will have reduced pricing and more flexible terms as compared to the current agreements, and is expected to close in May 1997.

     On April 23, 1997, the Company issued its $200 million 7.65%
     Senior Notes due 2007. Proceeds from this issue were used to repay amounts under the Credit Agreement.

6.   RECENTLY ISSUED ACCOUNTING STANDARDS
     ------------------------------------
     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Company will implement the Statement in the fourth quarter 1997. Diluted Earnings Per Shares, as defined by the Statement, is expected to approximate the Company's fully diluted Earnings Per Share, as currently calculated.
     The Company will also be required to present basic earnings per share, which will be based on the weighted average shares of common stock outstanding for the reporting period without giving effect to options, warrants or other potentially dilutive securities.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Total sales for the first quarter of 1997 increased 6.1% from the first quarter 1996 to a record $6.14 billion. Food store sales increased 5.6% over the 1996 first quarter. Solid sales in the Company's existing units were coupled with sales from 123 stores opened or expanded since the first quarter of 1996. By the end of the first quarter of 1997, food stores square footage had increased 7.6% over the same period last year. Sales in identical food stores, units that have been in operation for one full year and have not been expanded during that period, increased .4% versus a 2.0% increase in 1996. In addition, 1997's first quarter includes the Easter holiday selling for the Dillon divisions of the Company which occurred in the second quarter of 1996. First quarter comparable store sales, which include results of expanded and relocated stores, increased 4.1%. A review of sales trends by lines of business is as follows:

                                   (in thousands of dollars)
                                          1st Quarter
                          % of 1997  ----------------------
  Lines of Business         Sales       1997        1996     Change
  ---------------------   ---------  ----------  ---------- -------
  Food Stores  ........     93.4%    $5,736,235  $5,432,754  +5.6%
  Convenience Stores ..      3.8%       233,653     203,275  +14.9%
  Other sales  ........      2.8%       169,525     148,225  +14.4%
                          ---------  ----------  ----------
  Total sales  ........    100.0%    $6,139,413  $5,784,254  +6.1%

Convenience stores' identical grocery sales increased 1.9%, identical gasoline sales increased 8.4%, and identical gas gallons decreased 2.4%. Total sales for the six company convenience store group were strengthened by on 11.3% increase in the average retail price per gallon of gasoline as compared to the first quarter of 1996. Total gallons sold declined during this period.

Other sales, consisting of non-retail sales to unaffiliated third parties, increased 12% over the first quarter 1996. These included sales of product manufactured or packaged to the customer's specifications.

The Company's strategy continues to be to obtain sales growth from new square footage, as well as from increased productivity from existing locations. During 1997, the Company is expected to open, acquire, relocate or expand 105 stores and remodel another 65 units. Full year square footage growth is expected to equal 6 to 6.5%. The Company expects to continue to realize savings from technology and logistics improvements, some of which may be reinvested in retail price reductions to increase sales volume.

EBITD

The Company's Senior Competitive Advance and Revolving Credit Facility Agreement (the "Credit Agreement"), as amended, and the indentures underlying approximately $1.1 billion of publicly issued debt contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, and unusual and extraordinary items ("EBITD"). All such covenants are based, among other things, upon generally accepted accounting principles ("GAAP") as applied on a date prior to January 3, 1993. The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At March 22, 1997 the Company was in compliance with all covenants of its Credit Agreement. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

EBITD after non-cash expenses associated with FASB 106, increased 12.9% to $309.6 million compared to $274.1 million in the first quarter of 1996. EBITD growth was generated by sales gains, increased gross profit and reduced operating, general and administrative expenses as a percent of sales. The Company's storing program continued to produce incremental EBITD increases as well.

MERCHANDISE COSTS

Merchandise costs, including warehousing and transportation expense and LIFO charges, for the first quarter 1997 declined to 75.4% of sales compared to 75.5% in the first quarter 1996. Merchandise costs were positively affected by the Company's efforts in coordinated purchasing, and strong private label sales. The food stores' profit rates were favorable to last year. Convenience stores grocery margins were flat while gasoline margins were favorable to last year. The Company will continue to invest capital in technology focusing on improved store operation, procurement, and distribution practices which are expected to continue to positively effect merchandising cost as a percent of sales.


OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating, general and administrative expenses as a percent of sales in the first quarter 1997 were 18.44% compared to 18.60% in 1996. Operating, general and administrative expenses were adversely affected by store opening costs from the opening of 31 new or expanded stores in 1997 as compared to 25 in 1996's first quarter. Operating, general and administrative costs improved from declines in total employee costs, including workers compensation and incentive pay for both store and management employees.


NET INTEREST EXPENSE

Net interest expense decreased to $69.7 million in the first quarter 1997 as compared to $70.6 million in last year's first quarter. The Company expects 1997 net interest expense to total approximately $295 million.

To reduce its effective interest expense, the Company has purchased a portion of the debt under certain of its structured financings which cannot by its terms be retired early. Excluding the debt incurred to make these purchases, which are classified as investments, the Company's long-term debt at the end of the first quarter was $3.49 billion, down from $3.57 billion at the end of the 1996 first quarter. The Company does not expect a material change in its debt balance during 1997.


NET EARNINGS

The Company's net earnings in the first quarter 1997 were $87.0 million or $.33 per share as compared to net earnings in the first quarter 1996 of $75.4 million or $.29 per share. Net earnings in 1997 were negatively affected by an extraordinary loss of $5.2 million or $.02 per share as compared to an extraordinary loss of $1.1 million or less than $.01 per share in 1996. See footnote on earnings per common share for explanation of stock split.

The extraordinary loss in both years resulted from the early retirement of long term debt. The Company expects to incur an extraordinary loss in each quarter of 1997 as it continues to retire high-cost debt.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter 1997 the Company repurchased or redeemed
$151.2 million of its various subordinated debt issues.

At the end of the first quarter 1997 the Company had $546.7 million available under its Credit Agreement to meet short-term liquidity needs.

Capital expenditures for the first quarter 1997 totaled $136.7 million as compared to $173.6 million for the first quarter 1996. Capital expenditures for the year are expected to total $800-$850 million as compared to $733.8 million during all of 1996. The increase reflects the Company's strategy of growth through expansion as well as the Company's emphasis, whenever possible, on self-development and ownership of store real estate. The planned capital expenditures will allow the Company to open or expand approximately 105 stores and remodel 65 additional stores during 1997. Capital expenditures will also be made in the areas of logistics and technology projects.


CONSOLIDATED STATEMENT OF CASH FLOWS

The Company generated $309.0 million of cash from operating activities during the first quarter 1997 compared to $35.0 million in last year's first quarter. The increase from 1996 is primarily due to a decrease in operating assets and liabilities that provided $123.8 million of cash in the first quarter of 1997 compared to using cash of $124.1 million, a net change of $247.9 million. The largest component of the change in operating assets and liabilities was net owned inventory, which decreased $5.6 million in the first quarter versus an increase in the first quarter of 1996.

Investing activities used $157.6 million in cash during the first quarter of 1997 as compared to $171.0 million last year. The Company's capital investment in the first quarter of 1997 decreased $37.0 million from the first quarter of 1996, which contributed to the net decrease in the use of cash for investment activities compared to last year. $29.6 million of cash was used for the purchase of other investments.

Financing activities during the first quarter used $151.4 million in cash as compared to providing cash of $135.9 million last year. The Company's net debt borrowings in the first quarter of 1997 equaled $43.3 million as compared to $106.8 million in the first quarter of 1996. Additionally, debt prepayment costs and new financing charges used $11.3 million of cash as compared to $1.7 million in 1996. The change in the balance of outstanding checks used an additional $159.9 million of cash in 1997 compared to providing $25.5 million in 1996.


SUBSEQUENT EVENTS

On April 14, 1997, Standard & Poor's Corporation upgraded its rating on the Company's most senior debt to BBB-.

On April 23, 1997, the Company approved a term sheet for a new credit facility to replace the existing Credit Agreement and the $110 million Credit Agreement dated December 13, 1996. The new facility will provide for a five year term facility in the amount of $1.5 billion and a 364 day facility in the amount of $.5 billion. The new bank facility will have reduced pricing and more flexible terms as compared to the current agreements, and is expected to close in May 1997.

On April 23, 1997, the Company issued its $200 million, 7.65%
Senior Notes due 2007. Proceeds from this issue were used to repay amounts under the Credit Agreement.


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

                      PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibit 3.1 - Amended Articles of Incorporation of the
          -----------
          Company are hereby incorporated by reference to
          Exhibit 3(a) of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 16, 1997. The Company's Regulations are incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

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

          Exhibit 11.1 - Statement of Computation of Consolidated
          ------------
          Earnings (Loss) Per Share.

          Exhibit 27.1 - Financial Data Schedule.
          ------------

          Exhibit 99.1 - Additional Exhibits - Statement of
          ------------
          Computation of Ratio of Earnings to Fixed Charges.


     (b) The Company disclosed and filed its fourth quarter 1996 and fiscal year 1996 earnings release in its Current
          Report on Form 8-K dated January 23, 1997.

                              SIGNATURES
                              -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE KROGER CO.



Dated:  May 5, 1997             By:     (Joseph A. Pichler)
                                        --------------------
                                        Joseph A. Pichler
                                        Chairman of the Board and
                                        Chief Executive Officer



Dated:  May 5, 1997             By:     (J. Michael Schlotman)
                                        --------------------
                                             J. Michael Schlotman
                                             Vice President and
                                             Corporate Controller

                             Exhibit Index
                            --------------


Exhibit
-------

Exhibit 3.1 -  Amended Articles of Incorporation of the Company are
               hereby incorporated by reference to Exhibit 3(a) of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 16, 1997. The Company's Regulations are incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration
               No. 33-57552.

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