Form 10-Q
period 1997-06-14
KROGER CO
filed 1997-07-25
CIK 56873

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


 x   Quarterly report pursuant to Section 13 or 15(d) of the
--- Securities Exchange Act of 1934 for the quarterly period ended June 14, 1997 or

     Transition report pursuant to Section 13 or 15(d) of the
---  Securities Exchange Act of 1934 for the transition period from to
     ----------    -----------.


     Commission file number    1-303

                            THE KROGER CO.


An Ohio Corporation                  I.R.S. Employer Identification
                                             No. 31-0345740


1014 Vine Street, Cincinnati, OH                    45202
---------------------------------                -----------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code   (513) 762-4000

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

There were 254,365,741 shares of Common Stock ($1 par value) outstanding as of July 11, 1997.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information for the quarters ended June 14, 1997 and June 15, 1996 includes the results of operations of The Kroger Co. for the 12 and 24 week periods ended June 14, 1997 and June 15, 1996, and of Dillon Companies, Inc. for the 13 and 26 week periods ended June 28, 1997 and June 29, 1996. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.

                 CONSOLIDATED STATEMENT OF OPERATIONS
               (in thousands, except per share amounts)
                              (unaudited)

                                                              2nd Quarter Ended       2 Quarters Ended
                                                           ----------------------  ------------------------
                                                            June 14,    June 15,     June 14,     June 15,
                                                              1997        1996        1997          1996
                                                           ----------  ----------  -----------  -----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .    $6,231,794  $5,844,366  $12,371,207  $11,628,620
                                                           ----------  ----------  -----------  -----------
Costs and expenses:
 Merchandise costs, including warehousing and
  transportation. . . . . . . . . . . . . . . . . . . .     4,682,365   4,412,202    9,308,755    8,780,169
 Operating, general and administrative. . . . . . . . .     1,142,105   1,084,528    2,274,147    2,160,443
 Rent . . . . . . . . . . . . . . . . . . . . . . . . .        74,989      69,316      150,834      139,044
 Depreciation and amortization. . . . . . . . . . . . .        88,203      80,354      173,576      155,997
 Interest expense, net. . . . . . . . . . . . . . . . .        68,352      70,523      138,099      141,149
                                                           ----------  ----------  -----------  -----------
     Total. . . . . . . . . . . . . . . . . . . . . . .     6,056,014   5,716,923   12,045,411   11,376,802
                                                           ----------  ----------  -----------  -----------

Earnings before income tax expense and
 extraordinary loss . . . . . . . . . . . . . . . . . .       175,780     127,443      325,796      251,818
Tax expense . . . . . . . . . . . . . . . . . . . . . .        67,643      49,065      125,399       96,950
                                                           ----------  ----------  -----------  -----------
Earnings before extraordinary loss. . . . . . . . . . .       108,137      78,378      200,397      154,868
Extraordinary loss (net of income tax credit) . . . . .        (3,033)       (766)      (8,243)      (1,850)
                                                           ----------  ----------  -----------  -----------
     Net earnings . . . . . . . . . . . . . . . . . . .    $  105,104  $   77,612  $   192,154  $   153,018
                                                           ==========  ==========  ===========  ===========

Fully diluted earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . .         $ .41       $ .30       $  .75       $  .59
 Extraordinary loss . . . . . . . . . . . . . . . . . .          (.01)        .00         (.03)        (.01)
                                                                -----       -----       ------       ------
     Net earnings . . . . . . . . . . . . . . . . . . .         $ .40       $ .30       $  .72       $  .58
                                                                =====       =====       ======       ======
Average number of common shares used in fully diluted
 per share calculations . . . . . . . . . . . . . . . .       266,947     262,289      267,349      261,755


-------------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

                      CONSOLIDATED BALANCE SHEET
                       (in thousands of dollars)
                              (unaudited)

                                                                  June 14,          December 28,
                                                                   1997                 1996
                                                                ----------          ------------
ASSETS
Current assets
  Receivables . . . . . . . . . . . . . . . . . . . . . .       $  318,718           $  324,050
  Inventories:
    FIFO cost . . . . . . . . . . . . . . . . . . . . . .        2,064,247            2,175,630
    Less LIFO reserve . . . . . . . . . . . . . . . . . .         (469,689)            (461,689)
                                                                ----------           ----------
                                                                 1,594,558            1,713,941
  Property held for sale. . . . . . . . . . . . . . . . .           29,121               38,333
  Prepaid and other current assets. . . . . . . . . . . .          192,851              276,440
                                                                ----------           ----------
      Total current assets. . . . . . . . . . . . . . . .        2,135,248            2,352,764

Property, plant and equipment, net. . . . . . . . . . . .        3,175,133            3,063,534
Investments and other assets. . . . . . . . . . . . . . .          419,670              409,115
                                                                ----------           ----------
      Total Assets. . . . . . . . . . . . . . . . . . . .       $5,730,051           $5,825,413
                                                                ==========           ==========
LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .       $    8,080           $   11,642
  Current portion of obligations under
    capital leases. . . . . . . . . . . . . . . . . . . .            9,708                9,501
  Accounts payable. . . . . . . . . . . . . . . . . . . .        1,496,928            1,650,256
  Other current liabilities . . . . . . . . . . . . . . .        1,152,929            1,041,521
                                                                ----------           ----------
      Total current liabilities . . . . . . . . . . . . .        2,667,645            2,712,920

Long-term debt. . . . . . . . . . . . . . . . . . . . . .        3,258,292            3,478,743
Obligations under capital leases. . . . . . . . . . . . .          182,415              180,748
Deferred income taxes . . . . . . . . . . . . . . . . . .          161,938              151,036
Other long-term liabilities . . . . . . . . . . . . . . .          474,373              483,672
                                                                ----------           ----------
      Total Liabilities . . . . . . . . . . . . . . . . .        6,744,663            7,007,119
                                                                ----------           ----------
SHAREOWNERS' DEFICIT
Common capital stock, par $1, at stated value
  Authorized:  350,000,000 shares
  Issued:  1997 - 274,833,330 shares
           1996 - 272,923,042 shares. . . . . . . . . . .          679,990              658,230
Accumulated deficit . . . . . . . . . . . . . . . . . . .       (1,403,896)          (1,596,050)
Common stock in treasury, at cost
           1997 - 20,954,291 shares
           1996 - 19,163,712 shares . . . . . . . . . . .         (290,706)            (243,886)
                                                                ----------           ----------
    Total Shareowners' Deficit                                  (1,014,612)          (1,181,706)
                                                                ----------           ----------
    Total Liabilities and Shareowners' Deficit. . . . . .       $5,730,051           $5,825,413
                                                                ==========           ==========

------------------------------------------------------------------

              The accompanying notes are an integral part
               of the consolidated financial statements.

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                       (in thousands of dollars)
                              (unaudited)

                                                                           2 Quarters Ended
                                                                    -------------------------------
                                                                      June 14,           June 15,
                                                                        1997               1996
                                                                    ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . .   $  192,154         $  153,018
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .        8,243              1,850
     Depreciation and amortization. . . . . . . . . . . . . . . .      173,576            155,997
     Amortization of deferred financing costs . . . . . . . . . .        8,169              6,466
     LIFO charge. . . . . . . . . . . . . . . . . . . . . . . . .        8,000              7,000
     Net (decrease) increase in cash from changes in operating
       assets and liabilities, net of effects from sale of
       subsidiary, detail below . . . . . . . . . . . . . . . . .      314,690            (70,006)
     Other changes, net . . . . . . . . . . . . . . . . . . . . .         (881)               602
                                                                    ----------         ----------
        Net cash provided by operating activities . . . . . . . .      703,951            254,927
                                                                    ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .     (261,461)          (258,831)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .        4,316              6,659
  (Increase) decrease in property held for sale . . . . . . . . .        9,212            (92,264)
  Increase in other investments . . . . . . . . . . . . . . . . .      (20,425)           (28,789)
                                                                    ----------         ----------
        Net cash used by investing activities . . . . . . . . . .     (268,358)          (373,225)
                                                                    ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .       (7,284)            (2,744)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .       (6,200)            (1,262)
  Principal payments under capital lease obligations. . . . . . .       (4,780)            (4,543)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .      661,647            102,675
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .     (885,660)           (49,042)
  Increase (decrease) outstanding checks  . . . . . . . . . . . .     (167,306)            48,361
  Capital stock reacquired. . . . . . . . . . . . . . . . . . . .      (46,821)
  Proceeds from issuance of capital stock . . . . . . . . . . . .       20,811             24,853
                                                                    ----------         ----------
        Net cash provided (used) by financing activities. . . . .     (435,593)           118,298

                                                                    ----------         ----------
Net increase in cash and temporary cash investments . . . . . . .            0                  0

Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .            0                  0

                                                                    ----------         ----------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .   $        0         $        0
                                                                    ==========         ==========

INCREASE (DECREASE) IN CASH FROM CHANGES IN OPERATING ASSETS AND LIABILITIES:

    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .   $  111,383         $   71,864
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . .        5,332             11,291
    Prepaid and other current assets. . . . . . . . . . . . . . .       83,458            (23,703)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .       13,979           (190,343)
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .        4,186              1,518
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .       96,352             59,367
                                                                    ----------         ----------
                                                                    $  314,690         $  (70,006)
                                                                    ==========         ==========

-------------------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

Supplemental disclosures of cash flow information:

                                             2 Quarters Ended
                                           --------------------
                                            June 14,  June 15,
                                              1997      1996
                                            --------  ---------
Cash paid during the period for:

   Interest (net of amount capitalized)     $141,333   $138,243
   Income taxes                               22,823     62,362


-----------------------------------------------------------------
             The accompanying notes are an integral part
               of the consolidated financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------

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

3.   EXTRAORDINARY LOSS
     ------------------
     The extraordinary loss for the two quarters ended June 14, 1997 and June 15, 1996 of $8.2 million and $1.9 million, respectively (net of income taxes of $5.2 million and $1.2 million, respectively) and for the second quarter ended June 14, 1997 and June 15, 1996 of $3.0 million and $.8 million (net of income taxes of $1.9 million and $.4 million, respectively) is related to the early retirement of long-term debt. During the second quarter of 1997 the Company repurchased or retired $15.8 million of its senior and subordinated debt issues and retired $8.1 million of its various mortgages. Year-to-date 1997 purchases and early retirements total $167.0 million of senior and subordinated debt and $8.2 million of mortgages. These purchases and redemptions of debt were funded by excess cash from operations, proceeds from miscellaneous asset sales, funds borrowed under the Company's Credit Agreement, and from the issuance of senior notes.

4.   EARNINGS PER COMMON SHARE
     -------------------------
     Fully diluted earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options.
     Primary earnings per share are not presented as they approximate fully diluted earnings per share.

     On March 20, 1997, the Company's Board of Directors declared a 2-for-1 stock split. Shares were distributed on April 22, 1997. All share and per share data included in this report have been restated to reflect the stock split.

5.   RECENTLY ISSUED ACCOUNTING STANDARDS
     ------------------------------------
     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("the statement"). The Company will implement the Statement in the fourth quarter 1997. Diluted earnings per share, as defined by the Statement, are expected to approximate the Company's fully diluted earnings per share, as currently calculated. Upon implementation of the statement, the Company also will be required to present basic earnings per share, based on the weighted average shares of common stock outstanding for the reporting period, without giving effect to options, warrants or other potentially dilutive securities. It is expected that this will result in an earnings per share amount which is greater than primary earnings per share.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (the "statement"). The Company has determined that this statement will not require any changes in the financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", and No. 131 "Disclosure about Segments of an Enterprise and Related Information". The Company has not yet determined what effect, if any, this statement will have.

6.   SUBSEQUENT EVENTS
     -----------------
     Subsequent to June 14, 1997, the Company purchased an additional $130.0 millon of debt which cannot be retired early, issued by the lenders of certain of its structured financings, in an effort to effectively further reduce the Company's interest expense. Including purchases made as of June 14, 1997, the Company now owns $312.4 million of this debt which is classified as an investment.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Total sales for the second quarter of 1997 increased 6.6% over second quarter 1996 to $6.23 billion as compared to $5.84 billion. Food store sales increased 6.7% over the 1996 second quarter. The improvement in second quarter sales versus last year can be partially attributed to a 44-day strike in the Company's King Soopers division in Colorado in the second quarter of 1996. Supermarket sales, excluding King Soopers, increased 4.8% for the quarter reflecting the results of the Company's Capital Expenditure Program. During the second quarter of 1997 the Company opened, expanded or relocated 22 stores. During the last 4 quarters the Company has opened, expanded or relocated 123 stores versus 99 in the prior year rolling 4 quarters. In some of the Company's markets, sales were adversely impacted by heightened competition. Food store square footage increased 7.7% over the second quarter of 1996. The 1997 second quarter sales in identical food stores, units that have been in operation for one full year and have not been expanded, excluding the effect of the strike at King Soopers, decreased .1%, versus an increase of .6% in the second quarter of 1996. Comparable store sales, which include results from expanded and relocated stores, increased 3.2% in the quarter excluding the effect of the strike at King Soopers.

The increase in total convenience stores sales was the result of a 1.1% increase in grocery sales combined with a 5.6% increase in gasoline sales. Gas gallons sold during the quarter increased 8.8% over 1996's second quarter. Convenience stores' identical grocery sales increased 1.0%, identical gasoline sales dollars decreased 5.1%, and identical gas gallons decreased 1.5%. The average retail price per gallon declined by 2.9% as compared to second quarter of 1996.

Other sales, consisting of non-retail sales to unaffiliated third parties, increased 8.7% over the second quarter 1996. These included sales of product manufactured or packaged to the customer's specifications.

A review of sales trends by lines of business includes:

                                        (in thousands of dollars)
                               % of 1997        2nd Quarter

                                          ----------------------
       Lines of Business         Sales       1997        1996       Change
       ---------------------   ---------  ----------  ----------    ------
       Food Stores  ........     92.9%    $5,790,154  $5,427,220     +6.7%
       Convenience Stores ..      4.1%       255,428     245,821     +3.9%
       Other Sales  ........      3.0%       186,212     171,325     +8.7%
                               ---------  ----------  ----------     -----
       Total Sales  ........    100.0%    $6,231,794  $5,844,366     +6.6%

                                        (in thousands of dollars)
                               % of 1997   2 Quarters Year-to-date
                                          ------------------------
       Lines of Business         Sales        1997         1996      Change
       ---------------------   ---------  -----------  -----------   ------
       Food Stores  ........     93.2%    $11,526,389  $10,859,973    +6.1%
       Convenience Stores ..      3.9%        489,081      449,096    +8.9%
       Other Sales  ........      2.9%        355,737      319,550   +11.3%
                               --------   -----------  -----------
       Total Sales  ........    100.0%    $12,371,207  $11,628,619    +6.4%

The Company's strategy continues to be to obtain sales growth from new square footage, as well as from increased productivity from existing locations. During 1997, the Company expects to open, acquire, relocate or expand 100 stores and remodel another 65 units. Full year square footage growth is expected to equal approximately 6%. The Company should continue to realize savings from technology and logistics improvements, some of which may be reinvested in retail price reductions to increase sales volume.

EBITD

The Company's $1.5 Billion Five-Year Credit Agreement and $500 Million 364-Day Credit Agreement (collectively, the "Credit Agreement"), and the indentures underlying approximately $836.5 million of publicly issued debt contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, and unusual and extraordinary items ("EBITD"). All such covenants are based, among other things, upon generally accepted accounting principles ("GAAP") as applied on a date prior to January 3, 1993. The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At June 14, 1997 the Company was in compliance with all covenants of its Credit Agreement and its indentures. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

EBITD after non-cash expenses associated with FASB 106, in the quarter, increased 19.2% to $335.8 million compared to $281.8 million in the second quarter of 1996. After adjusting for the effect of the strike at King Soopers, EBITD increased 8.2%. EBITD after non-cash expenses associated with FASB 106, increased 16.1% to $645.5 million from $556.0 million year to date 1997 compared to 1996. EBITD growth, excluding the effect of the strike from last year results, was generated by sales gains, increased gross profit and reduced operating, general and administrative expenses as a percent of sales. The Company's storing program continued to produce incremental EBITD increases as well.

MERCHANDISE COSTS

For the second quarter 1997, merchandise costs, including warehousing and transportation expense and LIFO charges, declined to 75.1% of sales compared to 75.5% in the second quarter 1996. Merchandise costs were positively affected by the Company's advances in coordinated purchasing and increases in private label sales and last years strike at King Soopers. The food stores profit rates were favorable to last year. Convenience stores grocery profit rates were favorable while gasoline profit rates were even with last year. The Company will continue to invest capital in technology focusing on improved store operation, procurement, and distribution practices that are expected to continue to positively affect merchandising costs as a percent of sales.

                                                           2 Quarters
                                      2nd Quarter         Year-to-date
                                    ---------------     ---------------
                                     1997     1996       1997     1996
                                    ------   ------     ------   ------
        Merchandise Costs - LIFO    75.14%   75.49%     75.25%   75.50%
        LIFO Charge                   .06%     .05%       .06%     .06%
                                    ------   ------     ------   ------
        Merchandise Costs - FIFO    75.08%   75.44%     75.19%   75.44%

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating, general and administrative expenses in the second quarter 1997 decreased to 18.33% of sales from 18.56% last year. Year-to-date operating, general and administrative expenses in 1997 were 18.38% compared to 18.58% in 1996. Although somewhat distorted by the strike, the improvement reflects the impact of the Company's investments in technology, tight expense control, and consolidation of support services.

The Company's focus is on controlling operating, general and administrative expenses. There are a number of administrative changes underway to reduce support costs. While the Company believes that these programs will bring about cost reductions, there can be no assurances of these results.

NET INTEREST EXPENSE

Net interest expense declined to $68.4 million in the second quarter 1997 from $70.5 million in last year's second quarter. Year-to-date net interest expense totaled $138.1 million as compared to $141.1 million in the first half of 1996. The Company expects 1997 net interest expense to total approximately $290 million.

The Company has purchased a portion of the debt which cannot be retired early, issued by the lenders of certain of its structured financings, in an effort to effectively further reduce the Company's interest expense. During 1997 the Company has purchased $30 million of this debt, bringing the total investment in this debt to $182.4 million. Excluding the debt incurred to make these purchases, which are classified as investments, the Company's long-term debt at the end of the second quarter was $3.28 billion, down
from $3.50 billion at the end of the 1996 second quarter.   Net
operating working capital declined by $36.7 million to $7.2 million as compared to the second quarter 1996's $43.9 million. This reduction, combined with the strong cash flow and steady capital expenditures contributed to the decline in debt.


NET EARNINGS

The Company's net earnings in the second quarter 1997 were $105.1 million or $.40 per share on a fully diluted basis compared to net earnings in the second quarter 1996 of $77.6 million or $.30 per share. Year-to-date net earnings in 1997 were $192.2 million or $.72 per share on a fully-diluted basis compared to net earnings in 1996 of $153.0 million or $.58 per share. 1997 year-to-date net earnings included an extraordinary loss of $8.2 million compared to $1.8 million in 1996. The extraordinary loss in both years resulted from the early retirement of the Company's high-cost debt. The Company expects to incur an extraordinary loss in each quarter of 1997 as it continues to retire high-cost debt.

Second quarter earnings before the extraordinary loss totaled $108.1 million or $.41 per share on a fully diluted basis in 1997 compared to $78.4 million or $.30 per share on a fully diluted basis in 1996. Year-to-date earnings before the extraordinary loss totaled $200.4 million in 1997 compared to $154.9 million in 1996.


LIQUIDITY AND CAPITAL RESOURCES

During the second quarter 1997 the Company purchased or retired
$15.8 million of its various senior and subordinated debt issues.
Through two quarters of 1997 the Company has purchased or retired
$167.0 million of these issues.

At the end of the second quarter 1997, the Company had $1.1 billion available under its Credit Agreement to meet short-term liquidity needs.

Second quarter of 1997 capital expenditures totaled $124.8 million compared to $85.2 million in 1996. Year-to-date capital expenditures are $261.5 million for 1997 compared to $258.8 million in 1996. Capital expenditures for the year are expected to total approximately $800-$850 million as compared to $733.8 million during all of 1996. This should enable the Company to open or expand approximately 100 stores and remodel 65 additional stores during 1997 and continue investments in the areas of logistics and technology projects. Through two quarters of 1997, the Company has opened, expanded or acquired 53 food stores and completed 20 remodels.

On May 28, 1997, the Company completed new bank credit agreements totaling $2.0 billion with Citibank, N.A., and The Chase Manhattan Bank as Administrative Agents; First Chicago Capital Markets, Inc. as Syndication Agent; and The Bank of New York as Documentation Agent. The new agreements consist of a $1.5 billion, Five-Year Revolving Credit Facility and a $500 million, 364-Day Revolving Credit facility. The new credit agreements provide additional operating flexibility and lower borrowing costs as compared to the prior credit agreement.

CONSOLIDATED STATEMENT OF CASH FLOWS

The Company generated $704.0 million of cash from operating activities during the first half of 1997 compared to $254.9 million during the same period last year. The increase is due in large part to changes in operating assets and liabilities that provided $314.7 million of cash in 1997 compared to using cash of $70.0 million in 1996. The largest component of the change in operating assets and liabilities was net owned inventory which provided $125.4 million of cash in the first half of 1997 versus a use of $118.5 million in 1996's first half.

Investing activities used $268.4 million in cash during the first half of 1997 compared to $373.2 million last year. The net decline in the use of cash is due to a $101.5 million reduction in property held for sale resulting from the completion of sale and leaseback arrangements on stores and a decline of $8.4 million used for the purchase of investments. Offsetting these declines in the use of cash was a slight increase in capital expenditures.

Financing activities used $435.6 million in cash compared to providing $118.3 million in the first half of last year. The change is due to a net increase of $277.6 million in the use of cash for the reduction in long-term debt combined with a $215.7 million net change in the use of cash for outstanding checks. Additionally, the Company used $46.8 million under its stock repurchase program that was implemented in the first half of 1997. Debt prepayment premium and new financing costs used $13.5 million in 1997 as compared to $4.0 million in 1996.


SPECIAL NOTE

The foregoing Management's Discussion and Analysis contains certain forward-looking statements about the future performance of the Company that are based on management's assumptions and beliefs in light of the information currently available to it. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to: competitive practices and pricing in the food and drug industries generally and particularly in the Company's principal markets; changes in the financial markets related to the cost of the Company's capital; the ability of the Company to access the public debt and equity markets to refinance indebtedness and fund the Company's capital expenditure program on satisfactory terms; supply or quality control problems with the Company's vendors; labor disputes and material shortages; and changes in economic conditions that affect the buying patterns of the Company's customers.


SUBSEQUENT EVENTS

Subsequent to June 14, 1997, the Company purchased an additional $130.0 millon of debt which cannot be retired early, issued by the lenders of certain of its structured financings, in an effort to effectively further reduce the Company's interest expense. Including purchases made as of June 14, 1997, the Company now owns $312.4 million of this debt which is classified as an investment.

                                        PART II - OTHER INFORMATION


Item 2.   CHANGES IN SECURITIES

          The Company is prohibited from paying cash dividends on its Common Stock pursuant to restrictions contained in its Credit Agreement.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  May 15, 1997 - Annual Meeting of Shareholders.

          (b) The Shareholders elected five directors to serve until the annual meeting in 2000, or until their successors have been elected and qualified; approved adoption of the 1997 Long-Term Incentive Plan; and ratified the selection of Coopers & Lybrand L.L.P. as Company auditors for 1997. Votes case were as follows:

                                        For             Against
          Reuben V. Anderson       105,953,102         1,974,902
          Clyde R. Moore           106,687,185         1,240,819
          John D. Ong              104,724,083         3,203,921
          Joseph A. Pichler        106,594,335         1,333,669
          Martha Romayne Seger     104,667,687         3,260,317

                                                                           Broker
                                   For          Against       Withheld     Non-Vote
          1997 Long-Term
           Incentive Plan      74,053,052      26,491,155     1,081,268    6,302,529


                                   For          Against       Withheld
          Coopers &
            Lybrand L.L.P.    106,743,543       646,708       537,753

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

          Exhibit 11.1 - Statement of Computation of Consolidated
          ------------
          Earnings (Loss) Per Share.

          Exhibit 27.1 - Financial Data Schedule.
          ------------

          Exhibit 99.1 - Additional Exhibits - Statement of
          ------------
          Computation of Ratio of Earnings to Fixed Charges.


     (b)  The Company filed its Amended and Restated Amended
          Articles of Incorporation and its first quarter 1997 earnings release in its Current Report on Form 8-K dated April 16, 1997; the Pricing Agreement and Second Supplemental Indenture related to its 7.65% Senior Notes due 2007 in its Current Report on Form 8-K dated April 28, 1997; and its 364-Day Credit Agreement and Five-Year Credit Agreement in its Current Report on Form 8-K dated June 2, 1997.

                              SIGNATURES
                              -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            THE KROGER CO.



Dated:  July 25, 1997       By:    (Joseph A. Pichler)
                                   -------------------------
                                   Joseph A. Pichler
                                   Chairman of the Board and
                                   Chief Executive Officer


Dated:  July 25, 1997       By:    (J. Michael Schlotman)
                                   -------------------------
                                   J. Michael Schlotman
                                   Vice President and
                                   Corporate Controller

                              Exhibit Index
                             -------------


Exhibit
--------

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