Form 10-Q
period 1997-10-04
KROGER CO
filed 1997-11-12
CIK 56873

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


     Quarterly report pursuant to Section 13 or 15(d) of the ---- Securities Exchange Act of 1934 for the quarterly period ended October 4, 1997 or

     Transition report pursuant to Section 13 or 15(d) of the
---- Securities Exchange Act of 1934 for the transition period
     from            to
          ----------    -------------

     Commission file number    1-303

                            THE KROGER CO.


An Ohio Corporation             I.R.S. Employer Identification
                                       No. 31-0345740


1014 Vine Street, Cincinnati, OH                    45202
----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code   (513) 762-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No           .
   ------------     ----------

There were 254,878,979 shares of Common Stock ($1 par value) outstanding as of October 31, 1997.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information for the quarters ended October 4, 1997 and October 5, 1996 includes the results of operations of The Kroger Co. for the 16 and 40 week periods ended October 4, 1997 and October 5, 1996, and of Dillon Companies, Inc. for the 13 and 39 week periods ended September 27, 1997 and September 28, 1996. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.

                                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                                (in thousands, except per share amounts)
                                                              (unaudited)

                                                              3rd Quarter Ended       3 Quarters Ended
                                                           ----------------------  ------------------------
                                                           October 4,  October 5,  October 4,   October 5,
                                                              1997        1996        1997          1996
                                                           ----------  ----------  -----------  -----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .    $7,686,640  $7,343,132  $20,057,847  $18,971,752
                                                           ----------  ----------  -----------  -----------
Costs and expenses:
 Merchandise costs, including warehousing and
  transportation. . . . . . . . . . . . . . . . . . . .     5,789,947   5,582,031   15,098,702   14,362,201
 Operating, general and administrative. . . . . . . . .     1,439,959   1,361,525    3,714,106    3,521,968
 Rent . . . . . . . . . . . . . . . . . . . . . . . . .       101,238      88,913      252,072      227,958
 Depreciation and amortization. . . . . . . . . . . . .       112,009     101,192      285,584      257,189
 Interest expense, net. . . . . . . . . . . . . . . . .        85,213      91,831      223,313      232,979
                                                           ----------  ----------  -----------  -----------
     Total. . . . . . . . . . . . . . . . . . . . . . .     7,528,366   7,225,492   19,573,777   18,602,295
                                                           ----------  ----------  -----------  -----------

Earnings before income tax expense and
 extraordinary loss . . . . . . . . . . . . . . . . . .       158,274     117,640      484,070      369,457
Tax expense . . . . . . . . . . . . . . . . . . . . . .        61,744      45,292      187,143      142,241
                                                           ----------  ----------  -----------  -----------
Earnings before extraordinary loss. . . . . . . . . . .        96,530      72,348      296,927      227,216
Extraordinary loss (net of income tax credit) . . . . .          (802)       (928)      (9,045)      (2,778)
                                                           ----------  ----------  -----------  -----------
     Net earnings . . . . . . . . . . . . . . . . . . .    $   95,728  $   71,420   $  287,882  $   224,438
                                                           ==========  ==========  ===========  ===========

Fully diluted earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . .         $ .36       $ .27       $ 1.11       $  .86
 Extraordinary loss . . . . . . . . . . . . . . . . . .           .00        (.00)        (.03)        (.01)
                                                                -----       -----       ------       ------
     Net earnings . . . . . . . . . . . . . . . . . . .         $ .36       $ .27       $ 1.08       $  .85
                                                                =====       =====       ======       ======
Average number of common shares used in fully diluted
 per share calculations . . . . . . . . . . . . . . . .       268,043     264,553      268,292      263,964

-------------------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

                      CONSOLIDATED BALANCE SHEET
                       (in thousands of dollars)
                              (unaudited)

                                                                October 4,          December 28,
                                                                   1997                 1996
                                                                ----------          ------------
ASSETS
Current assets
  Receivables . . . . . . . . . . . . . . . . . . . . . .       $  345,238           $  324,050
  Inventories:
    FIFO cost . . . . . . . . . . . . . . . . . . . . . .        2,178,443            2,175,630
    Less LIFO reserve . . . . . . . . . . . . . . . . . .         (472,689)            (461,689)
                                                                ----------           ----------
                                                                 1,705,754            1,713,941
  Property held for sale. . . . . . . . . . . . . . . . .           37,598               38,333
  Prepaid and other current assets. . . . . . . . . . . .          172,332              276,440
                                                                ----------           ----------
      Total current assets. . . . . . . . . . . . . . . .        2,260,922            2,352,764

Property, plant and equipment, net. . . . . . . . . . . .        3,191,664            3,063,534
Investments and other assets. . . . . . . . . . . . . . .          582,137              409,115
                                                                ----------           ----------
      Total Assets. . . . . . . . . . . . . . . . . . . .       $6,034,723           $5,825,413
                                                                ==========           ==========
LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .       $   11,931           $   11,642
  Current portion of obligations under
    capital leases. . . . . . . . . . . . . . . . . . . .            9,867                9,501
  Accounts payable. . . . . . . . . . . . . . . . . . . .        1,519,390            1,650,256
  Other current liabilities . . . . . . . . . . . . . . .        1,221,708            1,041,521
                                                                ----------           ----------
      Total current liabilities . . . . . . . . . . . . .        2,762,896            2,712,920

Long-term debt. . . . . . . . . . . . . . . . . . . . . .        3,388,308            3,478,743
Obligations under capital leases. . . . . . . . . . . . .          179,882              180,748
Deferred income taxes . . . . . . . . . . . . . . . . . .          150,804              151,036
Other long-term liabilities . . . . . . . . . . . . . . .          480,791              483,672
                                                                ----------           ----------
      Total Liabilities . . . . . . . . . . . . . . . . .        6,962,681            7,007,119
                                                                ----------           ----------
SHAREOWNERS' DEFICIT
Common capital stock, par $1, at stated value
  Authorized:  350,000,000 shares
  Issued:  1997 - 276,055,143 shares
           1996 - 272,923,042 shares. . . . . . . . . . .          693,381              658,230
Accumulated deficit . . . . . . . . . . . . . . . . . . .       (1,308,168)          (1,596,050)
Common stock in treasury, at cost
           1997 - 21,710,317 shares
           1996 - 19,163,712 shares . . . . . . . . . . .         (313,171)            (243,886)
                                                                ----------           ----------
    Total Shareowners' Deficit                                    (927,958)          (1,181,706)
                                                                ----------           ----------
    Total Liabilities and Shareowners' Deficit. . . . . .       $6,034,723           $5,825,413
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

                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (in thousands of dollars)
                                                              (unaudited)

                                                                           3 Quarters Ended
                                                                     -----------------------------
                                                                     October 4,         October 5,
                                                                        1997               1996
                                                                    ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . .   $  287,882         $  224,438
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .        9,045              2,778
     Depreciation and amortization. . . . . . . . . . . . . . . .      285,584            257,189
     Amortization of deferred financing costs . . . . . . . . . .       11,142             10,194
     LIFO charge. . . . . . . . . . . . . . . . . . . . . . . . .       11,000             14,700
     Net (decrease) increase in cash from changes in operating
       assets and liabilities, detail below . . . . . . . . . . .      295,552           (162,541)
     Other changes, net . . . . . . . . . . . . . . . . . . . . .       (2 557)            (5,219)
                                                                    ----------         ----------
        Net cash provided by operating activities . . . . . . . .      897,648            341,539
                                                                    ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .     (421,262)          (518,271)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .       20,148             12,126
  (Increase) decrease in property held for sale . . . . . . . . .          728            (61,914)
  Increase in other investments . . . . . . . . . . . . . . . . .     (168,893)          (118,365)
                                                                    ----------         ----------
        Net cash used by investing activities . . . . . . . . . .     (569,279)          (686,424)
                                                                    ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .       (7,696)            (4,080)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .      (24,988)            (9,940)
  Principal payments under capital lease obligations. . . . . . .       (7,154)            (6,818)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .      645,956            461,892
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .     (736,246)          (207,116)
  Increase (decrease) outstanding checks  . . . . . . . . . . . .     (162,848)            73,595
  Capital stock reacquired. . . . . . . . . . . . . . . . . . . .      (69,286)
  Proceeds from issuance of capital stock . . . . . . . . . . . .       33,893             37,352
                                                                    ----------         ----------
        Net cash provided (used) by financing activities. . . . .     (328,369)           344,885
                                                                    ----------         ----------
Net increase in cash and temporary cash investments . . . . . . .            0                  0

Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .            0                  0
                                                                    ----------         ----------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .   $        0         $        0
                                                                    ==========         ==========

INCREASE (DECREASE) IN CASH FROM CHANGES IN OPERATING ASSETS AND LIABILITIES:

    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .   $   (2,814)        $  (84,759)
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . .      (21,188)           (18,272)
    Prepaid and other current assets. . . . . . . . . . . . . . .      103,434            (17,645)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .       32,128           (109,145)
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .        6,340              2,195
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .      177,652             65,085
                                                                    ----------         ----------
                                                                    $  295,552         $ (162,541)
                                                                    ==========         ==========

-------------------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

Supplemental disclosures of cash flow information:

                                                       3 Quarters Ended
                                                  --------------------------
                                                  October 4,      October 5,
                                                     1997            1996
                                                  ----------      ----------
Cash paid during the period for:

   Interest (net of amount capitalized)            $220,663        $221,856
   Income taxes                                     126,673         139,166

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

3.   EXTRAORDINARY LOSS
     ------------------
     The extraordinary loss for the three quarters ended October 4, 1997 and October 5, 1996 of $9.0 million and $2.8 million, respectively (net of income taxes of $5.7 million and $1.7 million, respectively) and for the third quarter ended October
     4, 1997 and October 5, 1996 of $.8 million and $.9 million, respectively (net of income taxes of $.5 million and $.6 million, respectively) is related to the early retirement of long-term debt. During the third quarter of 1997 the Company repurchased or retired $19.3 million of its senior and subordinated debt issues. Year-to-date 1997 purchases and early retirements total $186.3 million of senior and subordinated debt and $8.2 million of mortgages. These purchases and redemptions of debt were funded by excess cash from operations, proceeds from miscellaneous asset sales, funds borrowed under the Company's Credit Agreement, and from the issuance of senior notes.

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

5.   RECENTLY ISSUED ACCOUNTING STANDARDS
     ------------------------------------
     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FASB 128"). The Company will implement FASB 128 in the fourth quarter 1997. Diluted earnings per share, as defined by FASB 128, are expected to approximate the Company's fully diluted earnings per share, as currently calculated. Upon implementation of FASB 128, the Company also will be required to present basic earnings per share, based on the weighted average shares of common stock outstanding for the reporting period, without giving effect to options, warrants or other potentially dilutive securities. It is expected that this will result in an earnings per share amount which is greater than primary earnings per share.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129
     "Disclosure of Information about Capital Structure" ("FASB 129"). The Company has determined that FASB 129 will not require any changes in the financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", and No. 131 "Disclosure about Segments of an Enterprise and Related Information". The Company has not yet determined what effect, if any, these statements will have.

6.   SUBSEQUENT EVENTS
     -----------------
     On October 30, 1997, the Company announced that its Board of
     Directors has authorized the repurchase in the open market of up to $100,000,000 of the Company's common stock, from time to time, as market conditions warrant.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Total sales for the third quarter of 1997 increased 4.7% over third quarter 1996 to $7.69 billion as compared to $7.34 billion. Food store sales increased 4.7% over the 1996 third quarter reflecting sales at additional food stores built in connection with the Company's capital expenditure program. During the third quarter of 1997 the Company opened, expanded or relocated 26 stores versus 31 last year. During the last 4 quarters the Company has opened, expanded or relocated 118 stores versus 101 in the prior year rolling 4 quarters. In some of the Company's markets, sales were adversely impacted by heightened competition. Food store square footage increased 7.3% over the third quarter of 1996. The 1997 third quarter sales in identical food stores, units that have been in operation for one full year and have not been expanded, decreased .7%, versus an increase of .8% in the third quarter of 1996. Comparable store sales, which include results from expanded and relocated stores, increased 2.5% in the quarter compared to third quarter of 1996.

The increase in total convenience stores sales of 4.5% over last year's third quarter was the result of a .9% increase in grocery sales combined with a 6.6% increase in gasoline sales. Gas gallons sold during the quarter increased 6.5% over 1996's third quarter. Convenience stores' identical grocery sales increased .7%, identical gasoline sales dollars decreased 1.9%, and identical gas gallons decreased 1.6%. The average retail price per gallon increased by .08% as compared to third quarter of 1996.

Other sales, consisting of non-retail sales to unaffiliated third parties, increased 3.8% over the third quarter 1996. These sales included product manufactured or packaged to the customer's specifications.

A review of sales trends by lines of business includes:

                                        (in thousands of dollars)
                                               3rd Quarter
                               % of 1997  ----------------------
       Lines of Business         Sales       1997        1996       Change
       -----------------       ---------  ----------  ----------    ------
       Food Stores  ........     93.5%    $7,186,263  $6,862,770     +4.7%
       Convenience Stores ..      3.5%       268,963     257,475     +4.5%
       Other Sales  ........      3.0%       231,414     222,887     +3.8%
                                ------    ----------  ----------
       Total Sales  ........    100.0%    $7,686,640  $7,343,132     +4.6%
                                        (in thousands of dollars)
                               % of 1997   3 Quarters Year-to-date
                                          ------------------------
       Lines of Business         Sales        1997         1996      Change
       -----------------        ------    -----------  -----------   ------
       Food Stores  ........     93.3%    $18,712,652  $17,722,744    +5.6%
       Convenience Stores ..      3.8%        758,044      706,571    +7.3%
       Other Sales  ........      2.9%        587,151      542,437    +8.2%
                                ------    -----------  -----------    -----
       Total Sales  ........    100.0%    $20,057,847  $18,971,752    +5.7%

The Company's strategy continues to be to obtain sales growth from new square footage, as well as from increased productivity from existing locations. During 1997, the Company expects to open, acquire, relocate or expand 95 stores and to remodel another 60 units. Full year square footage growth is expected to equal approximately 5.6%. The Company should expect to realize savings from technology and logistics improvements, some of which may be reinvested in retail price reductions to increase sales volume.

EBITD

The Company's $1.5 Billion Five-Year Credit Agreement and $500 Million 364-Day Credit Agreement (collectively, the "Credit Agreement"), and the indentures underlying approximately $817.2 million of publicly issued debt contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, and unusual and extraordinary items ("EBITD"). All such covenants are based, among other things, upon generally accepted accounting principles ("GAAP") as applied on a date prior to January 3, 1993. The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At October 4, 1997 the Company was in compliance with all covenants of its Credit Agreements and its indentures. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

In the quarter EBITD after non-cash expenses associated with FASB 106, increased 12.6% to $358.5 million compared to $318.4 million in the third quarter of 1996. After adjusting for the effect of the Colorado work stoppage early in the third quarter of last year, EBITD increased 11.0%. EBITD after non-cash expenses associated with FASB 106, increased 14.8% to $1,004.0 million from $874.3 million year-to-date 1997 compared to 1996. The Company's storing program continued to produce incremental EBITD increases as well.

MERCHANDISE COSTS

For the third quarter 1997, merchandise costs, including warehousing and transportation expenses and LIFO charges, declined to 75.3% of sales compared to 76.0% in the third quarter 1996. Merchandise costs were positively affected by the Company's advances in coordinated purchasing and increases in private label sales which enhance gross profit dollars. The food stores profit rates were favorable to last year. Convenience stores grocery profit rates were favorable while gasoline profit rates were unfavorable to last year. The Company will continue to invest capital in technology focusing on improved store operation, procurement, and distribution practices that are expected to continue to positively affect merchandising costs as a percent of sales.

                                                   3 Quarters
                              3rd Quarter         Year-to-date
                            ---------------     ---------------
                             1997     1996       1997     1996
                            ------   ------     ------   ------
Merchandise Costs - LIFO    75.32%   76.02%     75.28%   75.70%
LIFO Charge                   .03%     .11%       .06%     .07%
                            ------   ------     ------   ------
Merchandise Costs - FIFO    75.29%   75.91%     75.22%   75.63%


OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating, general and administrative expenses in the third quarter 1997 increased to 18.73% of sales from 18.54% last year as a result of higher employee costs, especially in the benefit area. Year-to-date operating, general and administrative expenses as a percentage of sales in 1997 were 18.52% compared to 18.56% in 1996. Although somewhat distorted by the strike in the prior year, the improvement for the year reflects the impact of the Company's investments in technology, tight expense control, and consolidation of support services.

The Company's focus is on controlling operating, general and administrative expenses. There are a number of administrative changes underway to reduce support costs. While the Company believes that these programs will bring about cost reductions, there can be no assurances of these results.


NET INTEREST EXPENSE

Net interest expense declined to $85.2 million in the third quarter 1997 from $91.8 million in last year's third quarter. Year-to-date net interest expense totaled $223.3 million as compared to $233.0 million through year-to-date 1996. The Company expects 1997 net interest expense to total approximately $290 million.

The Company has repurchased a portion of the debt which was issued by the lenders of certain of its structured financings, in an effort to effectively further reduce the interest expense. During 1997 the Company has purchased $170 million of this debt, bringing the total investment to $321.6 million. Excluding the debt incurred to make these purchases, which are classified as investments, the Company's long-term debt at the end of the third quarter was $3.27 billion, down from $3.62 billion at the end of
the 1996 third quarter.   Net operating working capital declined by
$43.3 million to $59.8 million as compared to the third quarter 1996's $103.1 million. This reduction, combined with lower capital expenditures contributed to this decline in debt.


NET EARNINGS

The Company's net earnings in the third quarter 1997 were $95.7 million or $.36 per share on a fully-diluted basis compared to net earnings in the third quarter 1996 of $71.4 million or $.27 per share. Year-to-date net earnings in 1997 were $287.9 million or $1.08 per share on a fully-diluted basis compared to net earnings in 1996 of $224.4 million or $.85 per share. 1997 year-to-date net earnings included an extraordinary loss of $9.0 million compared to $2.8 million in 1996. The extraordinary loss in both years resulted from the early retirement of the Company's high-cost debt. The Company expects to incur an extraordinary loss in the fourth quarter of 1997 as it continues to retire high-cost debt.

Third quarter earnings before the extraordinary loss totaled $96.5 million or $.36 per share on a fully diluted basis in 1997 compared to $72.3 million or $.27 per share on a fully diluted basis in 1996. Year-to-date earnings before the extraordinary loss totaled $296.9 million in 1997 compared to $227.2 million in 1996.


LIQUIDITY AND CAPITAL RESOURCES

During the third quarter 1997 the Company purchased or retired
$19.3 million of its various senior and subordinated debt issues.
Through three quarters of 1997 the Company has purchased or retired $186.3 million of this debt.

At the end of the third quarter 1997, the Company had $970.0 million available under its Credit Agreement to meet short-term liquidity needs.

Third quarter of 1997 capital expenditures totaled $159.8 million compared to $259.4 million in 1996. Year-to-date capital expenditures are $421.3 million for 1997 compared to $518.3 million in 1996. Capital expenditures for the year are expected to total approximately $750-$800 million as compared to $733.9 million during all of 1996. These expenditures should enable the Company to open or expand 95 stores and remodel 60 additional stores during 1997 and continue investments in the areas of logistics and technology. Through three quarters of 1997, the Company has opened, expanded or acquired 79 food stores and completed 36 remodels.


CONSOLIDATED STATEMENT OF CASH FLOWS

The Company generated $897.6 million of cash from operating activities during the three quarters of 1997 compared to $341.5 million during the same period last year. The increase is due in large part to changes in operating assets and liabilities that provided $295.6 million of cash in 1997 compared to using cash of $162.5 million in 1996. The largest component of the change in operating assets and liabilities was net owned inventory which provided $29.3 million of cash in the third quarter of 1997 versus a use of $193.9 million in 1996's third quarter.

Investing activities used $569.3 million in cash during the first three quarters of 1997 compared to $686.4 million last year. The net decline in the use of cash is due to a $62.6 million reduction in the decrease of property held for sale resulting from the completion of sale and leaseback arrangements on stores and a decline of $97.0 million in the use of cash for capital expenditure. Offsetting these declines in the use of cash was the increase of $50.5 million used for the purchase of investments.

Financing activities used $328.4 million in cash compared to providing $344.9 million in the first three quarters of last year. The change is due to a net increase of $345.1 million in the use of cash for the reduction in long-term debt combined with a $236.4 million net change in the use of cash for outstanding checks. Additionally, the Company used $69.3 million under its stock repurchase program that was implemented in the first half of 1997. Debt prepayment premium and new financing costs used $32.7 million in 1997 compared to $14.0 million in 1996.


YEAR 2000 MODIFICATIONS

The Company is in the process of making all modifications to its computer systems deemed necessary by management to account for and report business transactions beginning on January 1, 2000, and expects all such modifications to be completed prior to that date. The Company does not anticipate any material issues related to the Year 2000 Modifications.


SPECIAL NOTE

The foregoing Management's Discussion and Analysis contains certain forward-looking statements about the future performance of the Company that are based on management's assumptions and beliefs in light of the information currently available to it. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to: competitive practices and pricing in the food and drug industries generally and particularly in the Company's principal markets; changes in the financial markets related to the cost of the Company's capital; the ability of the Company to access the public debt and equity markets to refinance indebtedness and fund the Company's capital expenditure program on satisfactory terms; supply or quality control problems with the Company's vendors; labor disputes and material shortages; inability to complete Year 2000 modifications; and changes in economic conditions that affect the buying patterns of the Company's customers.


SUBSEQUENT EVENTS

On October 30, 1997, the company announced that its Board of Directors has authorized the repurchase in the open market of up to $100,000,000 of the Company's common stock, from time to time, as market conditions warrant.

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

     (b) The Company filed its second quarter 1997 earnings release in its Current Report on Form 8-K dated July 16, 1997.

                              SIGNATURES
                              -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE KROGER CO.



Dated:  November 12, 1997          By:  (Joseph A. Pichler)
                                        Joseph A. Pichler
                                        Chairman of the Board and
                                        Chief Executive Officer



Dated:  November 12, 1997          By:  (J. Michael Schlotman)
                                        J. Michael Schlotman
                                        Vice President and
                                        Corporate Controller

                             Exhibit Index
                           ----------------


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