Form 10-K
period 1997-12-27
KROGER CO
filed 1998-03-23
CIK 56873

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

                    Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


For the Fiscal Year Ended                  Commission File No. 1-303
    December 27, 1997

                                THE KROGER CO.

An Ohio Corporation                      I.R.S. Employer Identification
                                                 No. 31-0345740


Address                                          Telephone Number
-------                                          ----------------
1014 Vine St.                                     (513) 762-4000
Cincinnati, Ohio   45202

Securities registered pursuant to section 12 (b) of the Act:
                                                    Name of Exchange on
Title of Class                                        which Registered
--------------                                    -----------------------
Common $1 par value                               New York Stock Exchange
255,664,563 shares outstanding on
 March 17, 1998

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
     -----         -----.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K [_].

The aggregate market value of the voting and non-voting common equity of The
Kroger Co. held by nonafflilates as of February 27, 1998:   $10,760,140,852

Documents Incorporated by Reference:
     Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 27, 1998 incorporated by reference into Parts II and III of Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

The Company was founded in 1883, incorporated in 1902, and maintains its principal executive offices in Cincinnati, Ohio. The Company is the nation's largest supermarket operator measured by total sales for 1997. The retail food business in which the Company is engaged is highly competitive. The Company had approximately 212,000 full and part-time employees on December 27, 1997 and operated 1,392 supermarkets in 24 states.

At December 27, 1997, the Company had 697 Company owned and directly operated convenience stores in 15 states. Additionally the Company had 119 franchised convenience stores in 4 states. The Company also operates food processing facilities which enable the Company's stores to offer quality, low-cost private label perishable and non-perishable products, and a warehouse and distribution system which supplies products to its stores.

FOOD OPERATIONS

As of December 27, 1997, the Company operated 1,392 supermarkets, most of which are leased. Of this number, 1,132 supermarkets were operated under the Kroger name principally in the Midwest, South, Southeast, and Southwest in sixteen states (the "Kroger Supermarkets"). Dillon Companies, Inc. ("Dillon"), a wholly-owned subsidiary of the Company, operated 260 supermarkets in nine states, directly or through wholly-owned subsidiaries ("Dillon Supermarkets"). The Dillon Supermarkets are principally located in Colorado, Kansas, Arizona and Missouri, and operated under the names "Dillon Food Stores," "King Soopers," "Fry's Food Stores," "Gerbes Supermarkets," "City Market," and "Sav-Mor."

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

The Company's combination stores generally range from 40,000 to 80,000 square feet in size with an average size of 54,173 square feet. At December 27, 1997, combination stores accounted for 67% of the store base, 79% of supermarket square footage, and 80% of food store sales. These figures compare with 48% of the store base, 62% of supermarket square footage, and 61% of food store sales at year end 1988.

The Company's superstores, which have no pharmacy, limited specialty departments, and fewer square feet, continue to be an important component of the Company's store mix. At December 27, 1997, superstores represented 25% of the store base, 19% of the square footage and 18% of the food store sales. Superstores average 33,420 square feet in size.

Conventional stores are the oldest store format and offer few, if any, specialty departments. Conventional stores are substantially smaller in total square footage, averaging 13,568 square feet, and contributed 2% of total supermarket sales in 1997.

CONVENIENCE STORES

At December 27, 1997, the Company's Dillon convenience store group operated, directly or through franchise agreements, 816 convenience stores in 15 states as follows:

                              No. Stores
Chain               Company Owned     Franchise          Sq. Feet          States of Operation
-----               -------------     ---------          --------        --------------------------
Kwik Shop                165               6              435,000        Iowa, Kansas, Nebraska,
                                                                         Illinois
Quik Stop                                113              255,000        California
Turkey Hill              229                              576,000        Pennsylvania
Loaf 'N Jug               81                              253,000        Colorado, New Mexico,
                                                                         Oklahoma
Mini Mart                110                              273,000        Colorado, Montana, Nebraska,
                                                                         North Dakota, South Dakota,
                                                                         Wyoming
Tom Thumb                112                              303,000        Alabama, Florida
                         ---             ---            ---------
                         697             119            2,095,000

Dillon convenience stores averaged 2,567 square feet at December 27, 1997. The average store employs six to seven employees, with one or two employees on duty at any given time.

Each week, an average of 1,536 transactions occur at a typical Dillon convenience store to purchase gasoline and 5,034 transactions occur to purchase groceries. Each gasoline transaction averages $11.00 and each inside store transaction averages $2.34. The average convenience store carries 3,000 items. Approximately 62% of a convenience store's non-gasoline sales are generated by five product categories: soft drinks, beer, snacks, candy and tobacco products.

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

ITEM 2.  PROPERTIES

As of December 27, 1997, the Company operated more than 2,200 owned or leased supermarkets, convenience stores, distribution warehouses and food processing facilities, through divisions, marketing areas, subsidiaries or affiliates. These facilities are located principally in the Midwest, South, Southeast and Southwest. A majority of the properties used in the conduct of the Company's business are leased.

Store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment, are generally owned by the Company. The total cost of the Company's owned assets and capitalized leases at December 27, 1997 was $6.183 billion while the accumulated depreciation was $2.887 billion.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

                           Common Stock Price Range
---------------------------------------------------------------
                            1997                   1996
                      -------------------    ------------------
Quarter                High        Low         High       Low
-------               -------    --------    --------   -------
   1st                 28-1/8    22-11/16    19-13/16    16-3/4
   2nd                 29-1/8    23-13/16          22    18-3/4
   3rd                31-1/16      27-1/8      22-1/2   18-9/16
   4th                37-5/16      28-1/2      23-3/4    20-3/8

Main trading market - New York Stock Exchange (Symbol KR)

Number of shareowners at year-end 1997:        47,268
Number of shareowners at March 17, 1998        46,960
          Determined by number of shareholders of record

The Company has not paid dividends on its Common Stock for the past three fiscal years. See Quarterly Data Note to Consolidated Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA


                            SELECTED FINANCIAL DATA

                                               FISCAL YEARS ENDED
                         -------------------------------------------------------------------
                         DECEMBER 27,  DECEMBER 28,  DECEMBER 30,  DECEMBER 31,  JANUARY 1,
                             1997          1996          1995          1994         1994
                          (52 WEEKS)    (52 WEEKS)    (52 WEEKS)    (52 WEEKS)   (52 WEEKS)
                         -------------------------------------------------------------------
                               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Sales................... $26,567,348   $25,170,909   $23,937,795   $22,959,122   $22,384,301
Earnings before
 extraordinary loss and
 cumulative effect of
 change in accounting...     444,032       352,735       318,866       268,903       170,805
Extraordinary loss (net
 of income tax
 benefit)(A) ...........     (32,376)       (2,862)      (16,053)      (26,707)      (23,832)
Cumulative effect of
 change in accounting
 (net of income tax
 benefit)(B)............                                                            (159,193)
Net earnings (loss).....     411,656       349,873       302,813       242,196       (12,220)
Diluted earnings (loss)
 per share
 Earnings before ex-
  traordinary loss......        1.69          1.36          1.28          1.10           .76
 Extraordinary loss(A)..        (.12)         (.01)         (.06)         (.10)         (.10)
 Cumulative effect of
  change in
  accounting(B).........                                                                (.65)
 Net earnings (loss)....        1.57          1.35          1.22          1.00           .01
Total assets............   6,301,341     5,892,465     5,044,717     4,707,674     4,480,464
Long-term obligations,
 including obligations
 under capital leases...   3,493,075     3,659,491     3,489,728     3,889,194     4,135,013
Shareowners' deficit....    (784,848)   (1,181,706)   (1,603,013)   (2,153,684)   (2,459,642)
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                   OF OPERATIONS

SALES

     Total sales for the fourth quarter of 1997 were $6.5 billion compared to $6.2 billion in the fourth quarter of 1996, a 5.0% increase. Total sales and food store sales both increased 5.5% for the full year. Food stores sales for the fourth quarter 1997 rose 5.2% compared to the fourth quarter 1996. Sales by lines of business for the three years ended December 27, 1997, were as follows:

                                         1997           1996           1995
                          % OF 1997 -------------- -------------- --------------
                            SALES   AMOUNT  CHANGE AMOUNT  CHANGE AMOUNT  CHANGE
                          --------- ------- ------ ------- ------ ------- ------
                                          (MILLIONS OF DOLLARS)
Food Stores..............    93.4%  $24,801 +5.5%  $23,508  +4.5% $22,488 +4.9%
Convenience Stores.......     3.8%    1,006 +6.0%      948 +11.6%     850 -5.4%
Other sales..............     2.8%      760 +6.5%      714 +19.0%     600 -3.1%
                            -----   -------        -------        -------
Total Sales..............   100.0%  $26,567 +5.5%  $25,170  +5.1% $23,938 +4.3%

     Sales in identical food stores, which include stores that have been in operation and have not been expanded or relocated for five quarters, increased
 .7% in the fourth quarter and were flat for the full year. Comparable store sales, which include identical stores plus expanded and relocated stores, increased 3.0% in the fourth quarter. The increase in food store sales correlates to the 5.7% square footage growth generated by the Company's capital expenditure program. This program enabled the Company to open, relocate or expand 96 food stores during 1997. Most of the new and expanded stores feature the Company's combination store format. Combination stores are expected to generate higher sales per customer by the inclusion of numerous specialty departments, such as pharmacies, video rental, floral shops, and book stores. This "one-stop shopping" format saves time and travel for customers and is adaptable to the demographics of individual markets.

     Convenience stores total sales increased 6.0% for the year and 2.3% during the fourth quarter of 1997. The lower sales increase during the fourth quarter can be attributed to a 4.3% decrease in gasoline retails for the quarter. Gasoline sales increased 8.5% for the year on a 7.9% increase in gallons sold. In-store sales in identical convenience stores increased 2.7% for the fourth quarter and 1.5% for the full year. Gasoline sales at identical convenience stores decreased 0.9% in 1997 on a 1.2% decrease in gallons sold.

     Other sales primarily consist of sales by the Company's manufacturing divisions to non-affiliated entities. Compared to 1996, other sales increased 0.9% for the fourth quarter and 6.5% for the year. Manufacturing division outside sales declined 2.6% in the fourth quarter 1997 and increased 4.7% for the full year.

     Total food store square footage increased 5.7%, 6.7%, and 4.6% in 1997, 1996, and 1995, respectively. Convenience store square footage decreased 1.3% in 1997, increased 1.5% in 1996, and decreased 10.6% in 1995.

     Sales per average square foot for the last three years were:

                                                              TOTAL SALES PER
                                                            AVERAGE SQUARE FOOT
                                                            --------------------
                                                             1997   1996   1995
                                                            ------ ------ ------
Food Stores................................................   $398   $401   $405
Convenience Stores.........................................   $548   $519   $475

     Sales per average square foot for convenience stores exclude stores operated by franchisees. The decrease in sales per average square foot for food stores can be attributed to Company's substantial new construction program.

EBITD

     The Company's 364-Day Credit Agreement and Five-Year Credit Agreement (collectively, the "Credit Agreement") and the indentures underlying approximately $706 million of publicly issued debt contain various restrictive covenants. Many covenants are based on earnings before interest, taxes, depreciation, LIFO charge, unusual and extraordinary items ("EBITD"). The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance. Rather EBITD results facilitate an understanding of the Company's performance compared to its debt covenants. At December 27, 1997 the Company was in compliance with all Credit Agreement and indenture covenants. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

     EBITD increased 13.2% in 1997 to $1.385 billion compared to $1.224 billion in 1996. EBITD in 1995 was $1.148 billion. Excluding the effect of strikes in the King Soopers and City Market divisions, EBITD would have been approximately $1.256 billion in 1996. EBITD growth in 1997 was generated by increased sales at higher gross profit and reduced operating, general and administrative expense rates as a percent of sales. The Company's capital expenditure program continued to produce incremental EBITD increases.

MERCHANDISE COSTS

     Merchandise costs include warehousing and transportation expenses and charges related to valuing inventory on the Last In First Out method (LIFO). The following table shows the relative effect of LIFO charges on merchandising costs as a percent of sales:

                                                             1997   1996   1995
                                                            ------ ------ ------
Merchandise costs as reported.............................. 75.27% 75.65% 75.60%
LIFO charge................................................   .03%   .05%   .05%
                                                            ------ ------ ------
Merchandise costs as adjusted.............................. 75.24% 75.60% 75.55%

     The merchandise cost rate for 1996 increased as a result of the work stoppages in Colorado.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

     Operating, general and administrative expenses as a percent of sales were 18.30%, 18.34% and 18.41%, in 1997, 1996, and 1995 respectively.

     Operating, general and administrative costs declined three basis points in the fourth quarter of 1997 and four basis points for the full year. The improved results were caused by a combination of factors, including cost reductions achieved through enhanced technology, a reduction in employee benefit costs, and reduced administrative expenses.

INCOME TAXES

     The Company has closed all tax years through 1983 with the Internal Revenue Service. The Internal Revenue Service has completed its examination of the Company's tax returns for tax years 1984-1992. With one exception, all issues have been resolved for tax years 1984-1989. A second issue remains unresolved for tax years 1990-1992. Efforts to resolve the issue for tax years 1984-1986 with the Appeals Division of the Internal Revenue Service were unsuccessful. As a result the Company filed a petition with the United States Tax Court in Washington, D.C. Litigation was completed in November 1995 and a decision was rendered in January 1997 in favor of the Company. The Commissioner of Internal Revenue has appealed this case to the United States Court of Appeals for the Sixth Circuit. The issue before the court is being held in abeyance for tax years 1987-1992 pending the ultimate outcome of this appeal. The other issue for tax years 1990-1992 is being temporarily held in abeyance by the Internal Revenue Service. The Company has made provisions for these and other tax contingencies.

NET EARNINGS

     Net earnings totaled $411.7 million in 1997 as compared to $349.9 million in 1996 and $302.8 million in 1995. Earnings in 1997 compared to 1996 and 1995 were affected by: (i) an after tax extraordinary loss from the early retirement of debt in 1997 of $32.4 million compared to $2.9 million in 1996 and $16.1 million in 1995, (ii) net interest expense in 1997 of $285.9 million compared to $300.0 million in 1996 and $312.7 million in 1995, (iii) depreciation expense in 1997 of $380.2 million, compared to $343.8 million in 1996 and $311.3 million in 1995, (iv) and the effect of the work stoppages during 1996 in Colorado.

LIQUIDITY AND CAPITAL RESOURCES

  Debt Management and Interest Expense

     During 1997, the Company redeemed $316.2 million of senior subordinated debt, repurchased $11.5 million of its senior and senior subordinated debt issues, and prepaid $178.0 million of mortgage loans. The redemptions and repurchases were financed with the issuance of $200 million of senior debt, bank borrowings and excess cash flow from operations.

     In 1996, the Company made open market purchases of $49.9 million of its senior and subordinated debt and redeemed $134.7 of its subordinated debt. The repurchases and redemption were effected with the proceeds from the issuance of $240 million of new senior debt, additional bank borrowings and cash generated from operations. In 1995 the Company repurchased, on the open market, $283.0 million of high yield senior and subordinated debt which was financed by cash generated from operations and lower cost bank debt.

     The Company has in place a 364-Day Credit Agreement and a Five-Year Credit Agreement with a consortium of bank lenders. The 364-Day Credit Agreement is a revolving credit facility in the amount of $500 million, that terminates on May 27, 1998, unless extended as provided in the Credit Agreement. The Five-Year Credit Agreement is a revolving credit facility in the amount of $1.5 billion, that terminates on May 28, 2002, unless extended or terminated earlier by the Company as provided in the Credit Agreement. The average interest rate on the Company's bank debt was 6.06% in 1997 compared to 6.16% in 1996. The borrowing under the Credit Agreement at year-end 1997 totaled $1.262 billion compared to $1.001 billion at year-end 1996. The borrowing rate on the bank debt is variable. At December 27, 1997 the Company had $709.6 million available under its Credit Agreement to meet short-term liquidity needs.

     Long-term debt, including capital leases and current portion thereof, decreased $163.4 million to $3.517 billion at year-end 1997 from $3.681 billion at year-end 1996. The Company purchased a portion of the debt issued by the lenders of certain structured financings in an effort to further reduce the Company's effective interest expense. The Company pre-funded $160 million of employee benefit costs at year-end 1997 compared to $110 million at year-end 1996. Excluding the debt incurred to make these purchases, which are classified as investments, and the pre-funding of employee benefits, the Company's long-term debt would have been $315.0 million less, or $3.202 billion, at year-end 1997 compared to $3.418 billion at year-end 1996.

  Interest Rate Protection Program

     The Company uses derivatives to limit its exposure to rising interest rates. The Company follows these guidelines in using derivatives: (i) use average daily bank balance to determine annual debt amounts subject to interest rate exposure, (ii) limit the annual amount of floating rate debt to a total of $1.0 billion or less, (iii) include no leveraged derivative products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status. The Company's compliance with these guidelines is reviewed semi-annually with the Financial Policy Committee of the Company's Board of Directors.

     The table below provides information about the Company's interest rate derivative and underlying debt portfolio. The amounts per year represent the contractual maturities of long-term debt, excluding capital leases, and the outstanding notional amount of interest rate derivatives. Interest rates reflect the weighted average for the maturing instruments. The variable component of each interest rate derivative and the expected interest rate for variable rate long-term debt are based on 6 month LIBOR using the forward yield curve as of December 27, 1997.

                                             EXPECTED YEAR OF MATURITY
                         ------------------------------------------------------------------------
                                                   (IN THOUSANDS)
                           1998       1999      2000     2001      2002     THEREAFTER    TOTAL
                         ---------  ---------  -------  -------  ---------  ----------  ---------
     LONG-TERM DEBT
------------------------
Fixed rate..............    14,304    164,835   10,613   14,274    168,284  1,649,771   2,022,081
Average interest rate...      8.86%      8.88%    8.81%    8.81%      8.74%      8.75%
Variable rate...........                                         1,262,058     36,616   1,298,674
Average interest rate...      6.06%      6.14%    6.28%    6.39%      6.49%      6.19%
     INTEREST RATE
      DERIVATIVES
------------------------
Variable to fixed....... 1,300,000  1,000,000  675,000  352,500     97,500     65,000   1,400,000
Average pay rate........      6.86%      7.08%    7.28%    7.20%      6.68%      6.80%       6.92%
Average receive rate....      5.56%      5.64%    5.78%    5.89%      5.99%      6.05%       5.62%
Fixed to variable.......   910,000    760,000  605,000  400,000    275,000    150,000   1,135,000
Average pay rate........      5.56%      5.64%    5.78%    5.82%      5.99%      6.05%       5.62%
Average receive rate....      6.43%      6.24%    6.26%    6.55%      6.41%      6.03%       6.33%

     It was not practicable to determine a fair value for $480.1 million of fixed rate or any of the variable rate debt. The remaining $1,542.0 million of fixed rate debt had an estimated fair value of $1,675.0 million. The variable to fixed interest rate derivatives had an estimated fair value of a negative $41.6 million. The fixed to variable rate interest rate derivatives had an estimated fair value of $11.3 million.

CAPITAL EXPENDITURES

     Capital expenditures for 1997 totaled $612.2 million, compared to $733.8 million in 1996, and $726.1 million in 1995, net of reclassification for property held for sale. During 1997 the Company opened, acquired or expanded 96 food stores and 15 convenience stores as compared to 116 food stores and 31 convenience stores in 1996, and 83 food stores and 19 convenience stores in 1995. The Company also completed 48 food store and 9 convenience store remodels during 1997. During 1997, the Company closed or sold 41 food stores and 30 convenience stores.

CONSOLIDATED STATEMENT OF CASH FLOWS

     During 1997 the Company generated $853.6 million in cash from operating activities compared to $499.4 million in 1996 and $810.1 million in 1995. The increase over 1996 is primarily due to a decrease in operating assets and liabilities that provided $12.9 million of cash in 1997 compared to using $226.9 million in 1996. The largest component of the change in operating assets and liabilities was a decrease in net owned inventories of $16.6 million compared to a decrease of $224.5 million in 1996. Offsetting these net uses of cash were increases in net earnings of $61.8 million and non-cash charges for depreciation and amortization of $36.5 million.

     Investing activities used $579.4 million of cash in 1997 compared to $856.9 million in 1996 and $665.6 million in 1995. The decrease in the use of cash was caused by decreased purchases of investments of $145.1 million and decreased capital expenditures of $121.7 million.

     Cash used by financing activities in 1997 totaled $275.7 million as compared to $345.4 million provided in 1996 and $151.4 million used in 1995. The increase in the use of cash during 1997 as compared to 1996 was caused by a net debt decrease of $169.6 million in 1997 versus a net debt increase of $146.9 million in 1996. An additional $13.1 million of cash was used for debt prepayments and finance charges, and $85.2 million was used to repurchase capital stock.

OTHER ISSUES

     The Company is party to more than 200 collective bargaining agreements with local unions representing approximately 162,000 of the Company's employees. During 1997 the Company negotiated over 30 labor contracts without any work stoppages. Typical agreements are 3 to 5 years in duration and, as agreements expire, the Company expects to enter into new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on the results of the Company's operations. No major union contracts will be negotiated in 1998.

OUTLOOK

     The Company's outlook for 1998 is positive. Statements below regarding the Company's expectations, hopes, beliefs, intentions or strategies are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. While we believe that the statements are accurate, uncertainties and other factors could cause actual results to differ materially from those statements. In particular:

    . The Company's food store strategy is to invest in existing Kroger markets or in areas adjacent to markets where the Company has a strong franchise and can leverage marketing, distribution, and overhead dollars. The Company expects consistent sales and earnings increases from the existing store base combined with incremental sales and earnings contributions as a result of the capital investment program.

    . Management believes that the combination store format and the Company's geographic diversity are strategic advantages that will allow Kroger to withstand continued competition from other food retailers, supercenters, mass merchandisers, and restaurants.

    . As new stores mature and capital spending levels off, the Company expects to achieve increases in sales per average food store square foot.

    . The Company continues to invest capital in technology to enhance
      Kroger's distribution network in order to improve store operations, product procurement and distribution practices. These initiatives, combined with increasing private label sales, are expected to have a favorable influence on the gross profit rate.

    . The Company's goal is to further reduce operating, general and administrative expense rates. Increased sales volume combined with investments in new technologies and lower costs, while maintaining or improving customer service, should help achieve this goal.

    . The Company currently expects 1998 net interest expense, estimated using year-end 1997 rates, to total approximately $280 million. A 1% increase in market rates would increase the estimated expense by approximately $6.5 million. A 1% decrease in market rates would reduce the estimated expense by approximately $9.4 million.

    . The Company expects to increase retail food store square footage by approximately 5% in both 1998 and 1999. In 1998, the Company plans to open or expand 90-100 stores compared to 96 in 1997. The Company expects 1998 capital expenditures, including additional Company owned real estate, logistics projects, and continuing technology investments, to total approximately $775 million. The Company also expects to complete within-the-wall remodels of 60 food stores. The increased square footage is planned for existing Company markets where the Company has an established market position and an existing administrative and logistical network.

    . The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on current information, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company believes it has allocated the resources necessary to resolve all significant year 2000 issues in a timely manner.

     Inflationary factors, increased competition, construction delays, and labor disputes could affect the Company's ability to obtain expected increases in sales and earnings. Delays in store maturity, increased competition and increased capital spending could adversely affect the anticipated increase in sales per square foot. Increases in gross profit rate may not be achieved if start up costs are higher than expected or if problems associated with integrating new systems occur. Increased operating costs and changes in inflationary trends, could prevent the Company from reducing operating, general and administrative expenses, while new technologies could fail to achieve the desired savings and efficiencies. Net interest expenses could exceed expectations due to acquisitions, inflation, or increased competition. The Company's ability to achieve its construction goals could be hampered by construction delays, labor disputes, increase competition, delays in technology projects, and its ability to generate continued EBITD growth. The inherent complexity of computer software and reliance on third party software vendors to interface with the Company's systems could affect the completion of necessary "year 2000" modifications.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareowners and Board of Directors
The Kroger Co.

     We have audited the accompanying consolidated balance sheet of The Kroger Co. as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations and accumulated deficit, and cash flows for the years ended December 27, 1997, December 28, 1996, and December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Kroger Co. as of December 27, 1997 and December 28, 1996, and the consolidated results of its operations and its cash flows for the years ended December 27, 1997, December 28, 1996, and December 30, 1995, in conformity with generally accepted accounting principles.

(Coopers & Lybrand L.L.P.)

Coopers & Lybrand L.L.P.
Cincinnati, Ohio
January 22, 1998

                           CONSOLIDATED BALANCE SHEET

                                                       DECEMBER 27,  December 28,
(In thousands of dollars)                                  1997          1996
---------------------------------------------------------------------------------
ASSETS
Current assets
 Cash................................................. $    65,484   $    67,052
 Receivables..........................................     400,529       324,050
 Inventories:
  FIFO cost...........................................   2,273,896     2,175,630
  Less LIFO reserve...................................    (467,931)     (461,689)
                                                       -----------   -----------
                                                         1,805,965     1,713,941
 Property held for sale...............................      39,672        38,333
 Prepaid and other current assets.....................     328,901       276,440
                                                       -----------   -----------
   Total current assets...............................   2,640,551     2,419,816
Property, plant and equipment, net....................   3,296,599     3,063,534
Investments and other assets..........................     364,191       409,115
                                                       -----------   -----------
   TOTAL ASSETS....................................... $ 6,301,341   $ 5,892,465
                                                       ===========   ===========
LIABILITIES
Current liabilities
 Current portion of long-term debt.................... $    14,304   $    11,642
 Current portion of obligations under capital leases..      10,031         9,501
 Accounts payable.....................................   1,781,527     1,717,308
 Other current liabilities............................   1,137,654     1,041,521
                                                       -----------   -----------
   Total current liabilities..........................   2,943,516     2,779,972
Long-term debt........................................   3,306,451     3,478,743
Obligations under capital leases......................     186,624       180,748
Deferred income taxes.................................     166,013       151,036
Other long-term liabilities...........................     483,585       483,672
                                                       -----------   -----------
   TOTAL LIABILITIES..................................   7,086,189     7,074,171
                                                       -----------   -----------
SHAREOWNERS' DEFICIT
Common capital stock, par $1
 Authorized: 350,000,000 shares
 Issued: 1997--277,153,260 shares
         1996--272,923,042 shares.....................     728,644       658,230
Accumulated deficit...................................  (1,184,394)   (1,596,050)
Common stock in treasury, at cost
         1997--22,182,650 shares
         1996--19,163,712 shares......................    (329,098)     (243,886)
                                                       -----------   -----------
   TOTAL SHAREOWNERS' DEFICIT.........................    (784,848)   (1,181,706)
                                                       -----------   -----------
   TOTAL LIABILITIES AND SHAREOWNERS' DEFICIT......... $ 6,301,341   $ 5,892,465
                                                       ===========   ===========
---------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

Years Ended December 27, 1997, December 28, 1996, and December 30, 1995

                                             1997         1996         1995
(In thousands, except per share amounts)  (52 WEEKS)   (52 Weeks)   (52 Weeks)
--------------------------------------------------------------------------------
Sales.................................... $26,567,348  $25,170,909  $23,937,795
                                          -----------  -----------  -----------
Costs and expenses
 Merchandise costs, including warehousing
  and transportation.....................  19,996,381   19,041,465   18,098,027
 Operating, general and administrative...   4,861,426    4,616,749    4,406,445
 Rent....................................     331,012      301,629      299,828
 Depreciation and amortization...........     380,221      343,769      311,272
 Net interest expense....................     285,945      299,984      312,685
                                          -----------  -----------  -----------
   Total.................................  25,854,985   24,603,596   23,428,257
                                          -----------  -----------  -----------
Earnings before tax expense and extraor-
 dinary loss.............................     712,363      567,313      509,538
Tax expense..............................     268,331      214,578      190,672
                                          -----------  -----------  -----------
Earnings before extraordinary loss.......     444,032      352,735      318,866
Extraordinary loss, net of income tax
 benefit.................................     (32,376)      (2,862)     (16,053)
                                          -----------  -----------  -----------
   Net earnings.......................... $   411,656  $   349,873  $   302,813
                                          ===========  ===========  ===========
Accumulated Deficit
 Beginning of year....................... $(1,596,050) $(1,945,923) $(2,248,736)
 Net earnings............................     411,656      349,873      302,813
                                          -----------  -----------  -----------
 End of year............................. $(1,184,394) $(1,596,050) $(1,945,923)
                                          ===========  ===========  ===========
Basic earnings per Common Share
 Earnings before extraordinary loss .....      $ 1.75       $ 1.41       $ 1.38
 Extraordinary loss......................        (.13)        (.01)        (.07)
                                               ------       ------       ------
 Net earnings............................      $ 1.62       $ 1.40       $ 1.31
                                               ======       ======       ======
Average number of common shares used in
 basic calculation.......................     254,284      250,979      231,468
Diluted earnings per Common Share
 Earnings before extraordinary loss .....      $ 1.69       $ 1.36       $ 1.28
 Extraordinary loss......................        (.12)        (.01)        (.06)
                                               ------       ------       ------
 Net earnings............................      $ 1.57       $ 1.35       $ 1.22
                                               ======       ======       ======
Average number of common shares used in
 diluted calculation.....................     262,860      258,837      251,716

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 27, 1997, December 28, 1996, and December 30, 1995

                                                   1997        1996        1995
(In thousands of dollars)                       (52 WEEKS)  (52 Weeks)  (52 Weeks)
----------------------------------------------------------------------------------
Cash Flows From Operating Activities:
 Net earnings.................................. $ 411,656   $ 349,873   $ 302,813
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Extraordinary loss...........................    32,376       2,862      16,053
  Depreciation and amortization................   380,221     343,769     311,272
  Amortization of deferred financing costs.....    13,907      13,004      13,189
  Loss (gain) on sale of assets................    (3,142)      4,496        (710)
  LIFO charge..................................     6,242      12,526      14,103
  Other changes, net...........................      (527)       (200)     (1,176)
  Net increase (decrease) in cash from changes
   in operating assets and liabilities.........    12,857    (226,931)    154,507
                                                ---------   ---------   ---------
   Net cash provided by operating activities...   853,590     499,399     810,051
                                                ---------   ---------   ---------
Cash Flows From Investing Activities:
 Capital expenditures..........................  (612,198)   (733,883)   (726,142)
 Proceeds from sale of assets..................    24,657       9,242      49,530
 (Increase) decrease in property held for sale.    (4,165)        580       2,942
 (Increase) decrease in other investments......    12,269    (132,796)      8,106
                                                ---------   ---------   ---------
   Net cash used by investing activities.......  (579,437)   (856,857)   (665,564)
                                                ---------   ---------   ---------
Cash Flows From Financing Activities:
 Debt prepayment costs.........................    (8,012)     (4,196)    (22,244)
 Financing charges incurred....................   (27,210)    (17,927)     (6,716)
 Principal payments under capital lease
  obligations..................................    (9,662)     (9,229)     (8,780)
 Proceeds from issuance of long-term debt......   662,322     382,161     113,246
 Reductions in long-term debt..................  (831,952)   (235,214)   (304,234)
 Outstanding checks............................   (17,493)    181,993      38,918
 Proceeds from issuance of capital stock.......    41,498      48,120      38,602
 Capital stock reacquired......................   (85,212)       (254)       (217)
                                                ---------   ---------   ---------
   Net cash provided (used) by financing
    activities.................................  (275,721)    345,454    (151,425)
                                                ---------   ---------   ---------
Net decrease in cash and temporary cash
 investments...................................    (1,568)    (12,004)     (6,938)
Cash and Temporary Cash Investments:
 Beginning of year.............................    67,052      79,506      86,444
                                                ---------   ---------   ---------
 End of year................................... $  65,484   $  67,052   $  79,506
                                                =========   =========   =========
Increase (Decrease) In Cash From Changes In
 Operating Assets And Liabilities:
 Inventories (FIFO)............................ $ (98,266)  $(140,750)  $  10,396
 Receivables...................................   (76,478)    (35,983)    (18,207)
 Prepaid and other current assets..............   (53,476)   (120,641)     (3,992)
 Accounts payable..............................    81,712     (83,808)     98,681
 Other current liabilities.....................    51,534      76,423      43,501
 Deferred income taxes.........................    65,354      45,665     (10,008)
 Other liabilities.............................    42,477      32,163      34,136
                                                ---------   ---------   ---------
                                                $  12,857   $(226,931)  $ 154,507
                                                =========   =========   =========
----------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


All dollar amounts are in thousands except per share amounts.

ACCOUNTING POLICIES

     The following is a summary of the significant accounting policies followed in preparing these financial statements:

  Principles of Consolidation

     The consolidated financial statements include the Company and all of its subsidiaries. Certain prior year amounts have been restated to conform to current year presentation.

  Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of consolidated revenues and expenses during the reporting period also is required. Actual results could differ from those estimates.

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

  Inventories

     Inventories are stated at the lower of cost (principally LIFO) or market. Approximately 90% of inventories for 1997 and 88% of inventories for 1996 were valued using the LIFO method. Cost for the balance of the inventories is determined using the FIFO method.

  Property Held for Sale

     Property held for sale includes the net book value of property, plant and equipment that the Company plans to sell. The property is valued at the lower of cost or market on an individual property basis.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are computed principally using the straight-line method over the estimated useful lives of individual assets, composite group lives or the initial or remaining terms of leases. Buildings and land improvements are depreciated based on lives varying from ten to 40 years. Equipment depreciation is based on lives varying from three to 15 years. Leasehold improvements are amortized over their useful lives, which vary from four to 25 years.

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

  Advertising Costs

     The Company's advertising costs are predominately expensed as incurred and included in "operating, general and administrative expenses." Advertising expenses amounted to $312,000, $302,000, and $281,000 for 1997, 1996, and 1995,
respectively.

  Deferred Income Taxes

     Deferred income taxes are recorded to reflect the tax consequences of differences between the tax bases of assets and liabilities and their financial reporting bases. The types of differences that give rise to significant portions of deferred income tax liabilities or assets relate to: property, plant and equipment; inventories and other charges; and accruals for compensation-related costs. Deferred income taxes are classified as a net current and noncurrent asset or liability based on the classification of the related asset or liability for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date. (See Taxes Based on Income footnote.)

  Consolidated Statement of Cash Flows

     For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be temporary cash investments. Outstanding checks, which are included in accounts payable, represent disbursements that are funded as the item is presented for payment.

     Cash paid during the year for interest and income taxes was as follows:

                                                        1997     1996     1995
                                                      --------------------------
Interest............................................. $304,176 $304,240 $322,411
Income taxes.........................................  154,025  166,732  175,151

PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net consists of:

                                                          1997         1996
                                                       ------------------------
Land.................................................. $   352,319  $   308,451
Buildings and land improvements.......................   1,263,700    1,034,441
Equipment.............................................   3,106,548    2,895,826
Leaseholds and leasehold improvements.................     908,948      807,422
Construction-in-progress..............................     278,821      417,080
Leased property under capital leases..................     272,911      263,398
                                                       -----------  -----------
                                                         6,183,247    5,726,618
Accumulated depreciation and amortization.............  (2,886,648)  (2,663,084)
                                                       -----------  -----------
                                                       $ 3,296,599  $ 3,063,534
                                                       ===========  ===========

     Approximately $369,295 and $461,285, original cost, of Property, Plant and Equipment collateralizes certain mortgage obligations at 1997 and 1996, respectively.

INVESTMENTS AND OTHER ASSETS

     Investments and other assets consists of:

                                                                 1997     1996
                                                               -----------------
Deferred financing costs...................................... $ 59,939 $ 90,171
Goodwill......................................................   39,119   39,745
Investments in Debt Securities................................  155,141  152,675
Other.........................................................  109,992  126,524
                                                               -------- --------
                                                               $364,191 $409,115
                                                               ======== ========

     The Company is amortizing deferred financing costs using the interest method. Substantially all goodwill is amortized on the straight-line method over 40 years.

OTHER CURRENT LIABILITIES

     Other current liabilities consists of:

                                                             1997       1996
                                                          ---------------------
Salaries and wages....................................... $  300,202 $  292,393
Taxes, other than income taxes...........................    147,905    146,781
Interest.................................................     36,699     39,202
Other....................................................    652,848    563,145
                                                          ---------- ----------
                                                          $1,137,654 $1,041,521
                                                          ========== ==========

TAXES BASED ON INCOME

     The provision for taxes based on income consists of:

                                                     1997      1996      1995
                                                   ----------------------------
Federal
 Current.......................................... $173,715  $146,296  $178,936
 Deferred.........................................   65,354    43,638   (10,008)
                                                   --------  --------  --------
                                                    239,069   189,934   168,928
State and local...................................   29,262    24,644    21,744
                                                   --------  --------  --------
                                                    268,331   214,578   190,672
Tax credit from extraordinary loss................  (19,427)   (1,792)  (10,263)
                                                   --------  --------  --------
                                                   $248,904  $212,786  $180,409
                                                   ========  ========  ========

     Targeted job tax credits reduced the tax provision by $1,206 in 1995.

     A reconciliation of the statutory federal rate and the effective rate is as follows:

                                                               1997  1996  1995
                                                               ----------------
Statutory rate................................................ 35.0% 35.0% 35.0%
State income taxes, net of federal tax benefit................  2.7   2.8   2.8
Tax credits...................................................  (.2)  (.2)  (.4)
Other, net....................................................   .2    .2
                                                               ----  ----  ----
                                                               37.7% 37.8% 37.4%
                                                               ====  ====  ====

     The tax effects of significant temporary differences that comprise deferred tax balances were as follows:

                                                            1997       1996
-------------------------------------------------------------------------------
 Current deferred tax assets:
  Compensation related costs............................. $  32,772  $  27,873
  Insurance related costs................................    35,971     33,109
  Inventory related costs................................    16,257     19,092
  Other..................................................    18,001     19,844
                                                          ---------  ---------
                                                            103,001     99,918
                                                          ---------  ---------
 Current deferred tax liabilities:
  Compensation related costs.............................   (85,913)   (63,691)
  Lease accounting.......................................    (4,128)    (3,680)
  Inventory related costs................................   (62,830)   (33,116)
  Other..................................................    (9,658)    (8,582)
                                                          ---------  ---------
                                                           (162,529)  (109,069)
                                                          ---------  ---------
 Current deferred taxes, net............................. $ (59,528) $  (9,151)
                                                          =========  =========
 Long-term deferred tax assets:
  Compensation related costs............................. $ 130,825  $ 125,466
  Insurance related costs................................    37,788     43,492
  Lease accounting.......................................    25,110     24,214
  Other..................................................    20,692     15,466
                                                          ---------  ---------
                                                            214,415    208,638
                                                          ---------  ---------
 Long-term deferred tax liabilities:
  Depreciation...........................................  (339,951)  (312,546)
  Compensation related costs.............................   (10,328)   (14,239)
  Lease accounting.......................................      (740)    (1,863)
  Deferred charges.......................................    (6,653)    (7,471)
  Other..................................................   (22,756)   (23,555)
                                                          ---------  ---------
                                                           (380,428)  (359,674)
                                                          ---------  ---------
 Long-term deferred taxes, net........................... $(166,013) $(151,036)
                                                          =========  =========

DEBT OBLIGATIONS

     Long-term debt consists of:

                                                              1997       1996
                                                           ---------- ----------
Five-Year Credit Agreement...............................  $1,262,058
Variable Rate Revolving Credit Facility, due 2002........             $1,001,459
Credit Facility..........................................                110,000
9 1/4% Senior Secured Debentures, due 2005...............     100,648    107,648
8 1/2% Senior Secured Debentures, due 2003...............     197,845    200,000
8.15% Senior Notes due 2006..............................     240,000    240,000
7.65% Senior Notes due 2007..............................     200,000
9 3/4% Senior Subordinated Debentures, due 2004..........                 96,008
9 3/4% Senior Subordinated Debentures, due 2004, Series
 B.......................................................                 46,050
9 7/8% Senior Subordinated Debentures, due 2002..........      81,530     83,065
6 3/4% to 9 5/8% Senior Subordinated Notes, due 1999 to
 2009....................................................     171,909    346,064
10% Senior Subordinated Notes, due 1999..................     123,861    124,703
10% Mortgage loans, with semi-annual payments due through
 2004....................................................     426,219    605,665
4 9/10% to 8 5/8% Industrial Revenue Bonds, due in vary-
 ing amounts through 2021................................     201,030    203,785
7 7/8% to 10 1/4% mortgages, due in varying amounts
 through 2017............................................     267,368    280,711
3 1/2% to 10 1/4% notes, due in varying amounts through
 2017....................................................      48,287     45,227
                                                           ---------- ----------
Total debt...............................................   3,320,755  3,490,385
Less current portion.....................................      14,304     11,642
                                                           ---------- ----------
Total long-term debt.....................................  $3,306,451 $3,478,743
                                                           ========== ==========

     The aggregate annual maturities and scheduled payments of long-term debt for the five years subsequent to 1997 are:

        1998.................................................... $   14,304
        1999.................................................... $  164,835
        2000.................................................... $   10,613
        2001.................................................... $   14,274
        2002.................................................... $1,430,342

     The Company has purchased a portion of the debt issued by the lenders of certain of its structured financings in an effort to effectively further reduce the Company's interest expense. Excluding the debt incurred to make these purchases, which are classified as investments, the Company's total debt would be $155,141 less or $3,165,614 for 1997 and $152,675 less or $3,337,710 for
1996.

  364-Day Credit Agreement and Five-Year Credit Agreement

     The Company has outstanding a 364-Day Credit Agreement and a Five-Year Credit Agreement dated as of May 28, 1997 (collectively the "Credit Agreement"). The following constitutes only a summary of the principal terms and conditions of the Credit Agreement. Reference is directed to the Credit Agreement attached as an exhibit to the Company's Current Report on Form 8-K dated June 2, 1997.

     The 364-Day facility is a revolving credit facility in the amount of $500,000, that terminates on May 27, 1998, unless extended in accordance with its terms. It may be converted into a term loan maturing two years after the conversion unless earlier terminated by the Company as provided in the Credit Agreement. The Five-Year facility is a revolving credit facility in the amount of $1,500,000. It terminates on May 28, 2002, unless extended or earlier terminated by the Company as provided in the Credit Agreement.

  Interest Rates

     Borrowings under the Credit Agreement bear interest at the option of the Company at a rate equal to either (i) the highest, from time to time, of (A) the base rate of Citibank, N.A., (B) 1/2% over a moving average of secondary market morning offering rates for three month certificates of deposit adjusted for reserve requirements, and (C) 1/2% over the federal funds rate or (ii) an adjusted Eurodollar rate based upon the London Interbank Offered Rate ("Eurodollar Rate") plus an Applicable Margin.

     The Applicable Margin for the 364-Day facility varies from .125% to .200% prior to conversion to a term loan facility and thereafter, if exercised by the Company, from .175% to .300%. The Applicable Margin for the Five-Year facility varies from .105% to .175%. In addition, the Company pays a Facility Fee ranging from .050% to .100% on the entire amount of the 364-Day facility and a Facility Fee ranging from .070% to .125% on the entire amount of the Five-Year facility. Both the Applicable Margin and the Facility Fee vary based on the Company's achievement of a financial ratio. As of December 27, 1997, the Applicable Margin for the 364-Day facility was .155% and for the Five-Year facility was .135%. The Facility Fee for the 364-Day facility was .070% and for the Five-Year facility was .090%.

  Prepayment

     The Company may prepay the Credit Agreement, in whole or in part, at any time, without a prepayment penalty.

  Certain Covenants

     The Credit Agreement contains covenants which, among other things, (i) restrict dividends; (ii) restrict mergers and consolidations; (iii) restrict certain sales of assets; (iv) restrict changes in accounting treatment and reporting practices except as permitted under generally accepted accounting principles; and (v) require the maintenance of certain financial ratios and levels, including fixed charge coverage ratios and leverage ratios.

  9 1/4% Senior Secured Debentures

     On January 25, 1993, the Company issued $200,000 of 9 1/4% Senior Secured Debentures. This issue was redeemed effective January 2, 1998 at 104.625%.

  8 1/2% Senior Secured Debentures

     On July 1, 1993, the Company issued $200,000 of 8 1/2% Senior Secured Debentures (the "8 1/2% Senior Secureds"). The 8 1/2% Senior Secureds become due on June 15, 2003. The 8 1/2% Senior Secureds are redeemable at any time on or after June 15, 1998, in whole or in part at the option of the Company. The redemption price commences at 104.250% and is reduced by 1.4165% annually until June 15, 2001, when the redemption price is 100%. These debentures were originally secured. On April 29, 1996, all collateral was released pursuant to the terms of the indenture.


 Senior Subordinated Indebtedness

     Senior Subordinated Indebtedness consists of the following: (i) $250,000
9 7/8% Senior Subordinated Debentures due August 1, 2002, redeemable at any time on or after August 1, 1999, in whole or in part at the option of the Company at par (the Company has repurchased $168,470 of the 9 7/8% Senior Subordinated Debentures in total, $1,535 in 1997); (ii) $355,774 6 3/4% to 9 5/8% Senior
Subordinated Notes due March 15, 1999 to October 15, 2009, with portions of these issues subject to early redemption by the Company at varying times and premiums (the Company has repurchased or redeemed $183,865 of the notes in total, $174,155 in 1997); (iii) $250,000 10% Senior Subordinated Notes due May 1, 1999. This issue is not subject to early redemption by the Company (the Company has repurchased $126,139 of the 10% Senior Subordinated Notes in total, $842 in 1997).

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

     During 1997 the Company prepaid 35 mortgages with an original balance of $150,347. The mortgage balances at the time of the prepayment totaled $148,315. Pursuant to the terms of the mortgages a 20% premium payment was required. The premium totaled $29,663 and was applied, on a pro-rata basis, to the 92 remaining mortgage loans.

     Subsequent to the prepayment the remaining mortgage loans totaled $426,219. The remaining mortgage loans are subject to semi-annual payments of interest and principal on $99,095 based on the original 30-year payment schedule, adjusted for the pre-payment, and interest only on the remaining $327,124 principal amount.

  Commercial Paper

     Under the Credit Agreement the Company is permitted to issue up to $2,000,000 of unrated commercial paper and borrow up to $2,000,000 from the lenders under the Credit Agreement on a competitive bid basis. The total of unrated commercial paper, $84,000 at December 27, 1997, and competitive bid borrowings, $282,000 at December 27, 1997, however, may not exceed $2,000,000. All commercial paper and competitive bid borrowings must be supported by availability under the Credit Agreement. These borrowings have been classified as long-term because the Company expects that during 1998 these borrowings will be refinanced using the same type of securities. Additionally, the Company has the ability to refinance the short-term borrowings under the Five-Year facility of the Credit Agreement which matures May 28, 2002.

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

     The table below indicates the types of swaps used, their duration, and their respective interest rates. The variable component of each interest rate derivative is based on the 6 month LIBOR using the forward yield curve as of December 27, 1997.

                                                            1997        1996
                                                         ----------  ----------
Receive fixed swaps
 Notional amount........................................ $1,085,000  $1,085,000
 Duration in years......................................        3.0         4.0
 Average receive rate...................................       6.33%       6.33%
 Average pay rate.......................................       5.79%       5.77%
Receive variable swaps
 Notional amount........................................ $1,250,000  $1,150,000
 Duration in years......................................        2.7         3.7
 Average receive rate...................................       5.83%       5.75%
 Average pay rate.......................................       6.92%       6.96%
Interest rate caps
 Notional amount........................................ $  200,000  $  450,000
 Duration in years......................................         .9         1.3
 Average receive rate...................................       5.81%       5.65%

     In addition, as of December 27, 1997, the Company hedged $200,000 of fixed rate debt expected to be issued in 1998 by swapping $100,000 of 7 year variable rate debt and $100,000 of 10 year variable rate debt for a 6.75% fixed rate. Based on the terms of the agreements the Company expects the hedges to be terminated during 1998. Any gain or loss from the hedges will be deferred and amortized over the shorter of the life of the fixed rate debt or the terminated hedges.

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

  Interest Rate Protection Agreements

     The fair value of these agreements is based on the net present value of the future cash flows using the forward interest rate yield curve in effect at the respective years-end. If the swaps and caps were cancelled as of the respective years-end the result would have been a net cash outflow for 1997 and 1996. The swaps and caps are linked to the Company's debt portfolio. (See Accounting Policies and Debt Obligations footnotes.)

     The estimated fair values of the Company's financial instruments are as follows:

                                         1997                   1996
                                 ---------------------  ---------------------
                                            ESTIMATED              ESTIMATED
                                  CARRYING     FAIR      CARRYING     FAIR
                                   VALUE      VALUE       VALUE      VALUE
                                 ---------- ----------  ---------- ----------
Long-term investments for which
 it is
 Practicable.................... $  167,609 $  168,512  $  154,748 $  154,645
 Not Practicable................ $   33,605 $      --   $   31,576 $      --
Long-term debt for which it is
 Practicable.................... $1,542,012 $1,674,983  $1,849,203 $1,980,925
 Not Practicable................ $1,778,743 $      --   $1,641,182 $      --
Interest Rate Protection Agree-
 ments
 Receive fixed swaps............ $      --  $   11,307  $      --  $    4,900
 Receive variable swaps......... $      --  $  (42,016) $      --  $  (37,311)
 Interest rate caps............. $    1,130 $      434  $    3,854 $    2,807
                                 ---------- ----------  ---------- ----------
                                 $    1,130 $  (30,275) $    3,854 $  (29,604)
                                 ========== ==========  ========== ==========

     The investments for which it was not practicable to estimate fair value relate to equity investments accounted for under the equity method and investments in real estate development partnerships for which there is no market.

     It was not practicable to estimate the fair value of $1,262,058 of long-term debt outstanding under the Company's Credit Agreement. There is no liquid market for this debt. The remaining long-term debt that it was not practicable to estimate relates to Industrial Revenue Bonds of $201,030, various mortgages of $267,368, and other notes of $48,287 for which there is no market.

LEASES

     The Company operates primarily in leased facilities. Lease terms generally range from 10 to 25 years with options to renew at varying terms. Certain of the leases provide for contingent payments based on a percent of sales.
Rent expense (under operating leases) consists of:

                                                        1997     1996     1995
                                                      -------- -------- --------
Minimum rentals...................................... $321,782 $291,256 $288,961
Contingent payments..................................    9,230   10,373   10,867
                                                      -------- -------- --------
                                                      $331,012 $301,629 $299,828
                                                      ======== ======== ========

     Assets recorded under capital leases consists of:

                                                              1997      1996
                                                            --------  ---------
Distribution and manufacturing facilities.................. $ 30,382  $  30,381
Store facilities...........................................  242,529    233,017
Less accumulated amortization.............................. (123,891)  (118,589)
                                                            --------  ---------
                                                            $149,020  $ 144,809
                                                            ========  =========

     Minimum annual rentals for the five years subsequent to 1997 and in the aggregate are:

                                                            CAPITAL  OPERATING
                                                             LEASES    LEASES
                                                            -------- ----------
1998....................................................... $ 33,201 $  311,199
1999.......................................................   32,912    289,903
2000.......................................................   31,968    266,225
2001.......................................................   30,909    246,497
2002.......................................................   29,848    230,057
Thereafter.................................................  259,263  1,985,448
                                                            -------- ----------
                                                             418,101 $3,329,329
                                                                     ==========
Less estimated executory costs included in capital leases..   18,484
                                                            --------
Net minimum lease payments under capital leases............  399,617
Less amount representing interest..........................  202,962
                                                            --------
Present value of net minimum lease payments under capital
 leases.................................................... $196,655
                                                            ========

EXTRAORDINARY LOSS

     The extraordinary loss in 1997, 1996, and 1995 relates to premiums paid to retire certain indebtedness early and the write-off of related deferred financing costs.

EARNINGS PER COMMON SHARE

     Basic earnings per common share equals net earnings divided by the weighted average number of common shares outstanding. Diluted earnings per common share equals net earnings divided by the weighted average number of common shares outstanding after giving effect to dilutive stock options. Diluted earnings per common share for 1995 is computed by adjusting both earnings before extraordinary loss and shares outstanding as if the September 1995 conversion of the 6 3/8% Convertible Junior Subordinated Notes occurred on the first day of the year.

     Earnings per share calculations have been made in compliance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 became effective for fourth quarter 1997 calculations. Prior year calculations have been restated to reflect the adoption of SFAS 128.

     On March 20, 1997, the Company's Board of Directors declared a 2-for-1 stock split to shareholders of record at the close of business on April 7, 1997. All share amounts prior to this date have been restated to reflect this stock split.

     The following table provides a reconciliation of earnings before extraordinary loss and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

                             FOR THE YEAR ENDED       FOR THE YEAR ENDED       FOR THE YEAR ENDED
                             DECEMBER 27, 1997        DECEMBER 28, 1996        DECEMBER 30, 1995
                          ------------------------ ------------------------ ------------------------
                           INCOME   SHARES   PER-   INCOME   SHARES   PER-   INCOME   SHARES   PER-
                          (NUMER-  (DENOMI- SHARE  (NUMER-  (DENOMI- SHARE  (NUMER-  (DENOMI- SHARE
                           ATOR)    NATOR)  AMOUNT  ATOR)    NATOR)  AMOUNT  ATOR)    NATOR)  AMOUNT
                          -------- -------- ------ -------- -------- ------ -------- -------- ------
Basic EPS
---------
Earnings before extraor-
 dinary loss............  $444,032 254,284  $1.75  $352,735 250,979  $1.41  $318,866 231,468  $1.38
                                            =====                    =====                    =====
Effect of Dilutive Secu-
 rities
------------------------
 Stock option awards....             8,576                    7,858                    6,258
 Convertible debenture..                                                       3,590  13,990

Diluted EPS
-----------
 Income available to
  shareholders plus       -------- -------         -------- -------         -------- -------
  assumed conversions...  $444,032 262,860  $1.69  $352,735 258,837  $1.36  $322,456 251,716  $1.28
                          ======== =======  =====  ======== =======  =====  ======== =======  =====

PREFERRED STOCK

     The Company has authorized 5,000,000 shares of voting cumulative preferred stock; 2,000,000 were available for issuance at December 27, 1997. The stock has a par value of $100 and is issuable in series.

COMMON STOCK

     The Company has authorized 350,000,000 shares of $1 par common stock. The main trading market for the Company's common stock is the New York Stock Exchange, where it is listed under the symbol KR. For the three years ended December 27, 1997, changes in common stock were:

                                             ISSUED            IN TREASURY
                                      -------------------- --------------------
                                        SHARES     AMOUNT    SHARES     AMOUNT
                                      -----------------------------------------
December 31, 1994...................  241,146,296 $338,568 19,152,462  $243,516
Exercise of stock options including
 restricted stock grants............    5,013,334   40,017     16,240       272
Shares issued on conversion of Con-
 vertible Junior Subordinated Notes.   21,396,212  196,451    (16,802)     (157)
Tax benefit from exercise of non-
 qualified stock options............                11,505
                                      ----------- -------- ----------  --------
December 30, 1995...................  267,555,842  586,541 19,151,900   243,631
Exercise of stock options including
 restricted stock grants............    5,367,200   50,091     11,812       255
Tax benefit from exercise of non-
 qualified stock options............                21,598
                                      ----------- -------- ----------  --------
December 28, 1996...................  272,923,042  658,230 19,163,712   243,886
Exercise of stock options including
 restricted stock grants............    4,230,218   43,693       (605)      280
Open market purchases...............                        3,019,543    84,932
Tax benefit from exercise of non-
 qualified stock options............                26,721
                                      ----------- -------- ----------  --------
December 27, 1997...................  277,153,260 $728,644 22,182,650  $329,098
                                      =========== ======== ==========  ========

STOCK OPTION PLANS

     The Company grants options for common stock to employees under various plans, as well as to its non-employee directors owning a minimum of 1,000 shares of common stock of the Company, at an option price equal to the fair market value of the stock at the date of grant. In addition to cash payments, the plans provide for the exercise of options by exchanging issued shares of stock of the Company. At December 27, 1997, 7,997,891 shares of common stock were available for future options. Options generally will expire 10 years from the date of grant. Options vest in one year to five years or, for 511,000 shares, upon the Company's stock reaching certain pre-determined market prices. All grants outstanding become immediately exercisable upon certain changes of control of the Company.

     Changes in options outstanding under the stock option plans, excluding restricted stock grants, were:

                                                                WEIGHTED AVERAGE
                                                 SHARES SUBJECT   OF EXERCISE
                                                   TO OPTION    PRICE OF OPTIONS
                                                 -------------------------------
Outstanding, December 31, 1994..................   24,611,764       $  8.72
Granted.........................................    5,549,300       $ 12.85
Exercised.......................................   (4,678,780)      $  8.45
Cancelled or expired............................     (155,230)      $  7.09
                                                   ----------
Outstanding, December 30, 1995..................   25,327,054       $  9.68
Granted.........................................    5,687,020       $ 20.71
Exercised.......................................   (5,339,416)      $  9.04
Cancelled or expired............................     (183,518)      $ 16.12
                                                   ----------
Outstanding, December 28, 1996..................   25,491,140       $ 12.23
Granted.........................................    3,110,560       $ 26.67
Exercised.......................................   (4,229,352)      $  9.89
Cancelled or expired............................     (210,670)      $ 12.53
                                                   ----------
Outstanding, December 27, 1997..................   24,161,678       $ 14.50
                                                   ==========

     The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock awards. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and diluted net earnings per share would have been reduced by approximately $13,616, or $.05 per share, $12,800, or $.05 per share and $5,200 or $.04 per share, for 1997, 1996 and 1995, respectively. The weighted average fair value of the options granted during 1997, 1996, and 1995 was estimated as $10.82, $5.89 and $3.96, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: volatility of 24.0%, 22.7% and 26.6% for 1997, 1996 and 1995, respectively; risk-free interest rate of 5.7%, 6.3% and 6.4% for 1997, 1996 and 1995, respectively; and an expected term of approximately 5.4 years for 1997 and 3.3 years for both 1996 and 1995. A summary of options outstanding and exercisable at December 27, 1997 follows:

                       OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
               ------------------------------------ ------------------------
                               WEIGHTED-
                                AVERAGE   WEIGHTED-                WEIGHTED-
  RANGE OF         NUMBER      REMAINING   AVERAGE     OPTIONS      AVERAGE
  EXERCISE      OUTSTANDING   CONTRACTUAL EXERCISE   EXERCISABLE   EXERCISE
    PRICE      AS OF 12/27/97    LIFE       PRICE   AS OF 12/27/97   PRICE
---------------------------------------------------------------------------
$ 2.46-$ 7.85     4,244,086      3.06      $ 6.41      4,244,086    $ 6.41
$ 8.10-$10.57     2,669,430      4.42        9.34      2,669,430      9.34
$11.69-$11.69     3,096,529      6.39       11.69      3,096,529     11.69
$11.72-$12.66     2,130,366      3.48       11.74      2,130,366     11.74
$12.75-$20.41     4,188,380      7.31       12.75      3,340,949     12.75
$20.75-$26.13     4,848,391      8.30       20.75      2,637,430     20.75
$26.88-$36.47     2,984,496      9.39       26.99          8,875     26.88
                 ----------                           ----------
                 24,161,678                           18,127,665
                 ==========                           ==========

     At December 28, 1996 and December 30, 1995, options for 16,906,890 shares and 17,738,446 shares, respectively, were exercisable at a weighted average exercise price of $9.44 and $8.52, respectively.

     Also, the Company may grant restricted stock awards to eligible employee participants. In general, a restricted stock award entitles an employee to receive a stated number of shares of common stock of the Company subject to forfeiture if the employee fails to remain in the continuous employ of the Company for a stipulated period. The holder of an award is entitled to the rights of a shareowner except that the restricted shares and the related rights to vote or receive dividends may not be transferred. The award is charged to earnings over the period in which the employee performs services and is based upon the market value of common stock at the date of grant for those grants without performance contingencies. As of December 27, 1997 and December 28, 1996, awards related to 354,850 and 357,804 shares, respectively, were outstanding. Of the awards outstanding at December 27, 1997 and December 28, 1996, 200,000 shares are contingent on the attainment of certain performance objectives. The charge to earnings for grants with performance-contingent vesting includes share appreciation between the grant date and the vesting date.

     Incentive shares may be granted under the 1994 plan, which consist of shares of common stock issued subject to achievement of performance goals. No incentive shares were outstanding as of December 27, 1997 and December 28, 1996.

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

     The principal contingencies are described below:

     Income Taxes--The Company has closed all tax years through 1983 with the Internal Revenue Service. The Internal Revenue Service has completed its examination of the Company's tax returns for tax years 1984-1992. With one exception, all issues have been resolved for tax years 1984-1989. A second issue remains unresolved for tax years 1990-1992. Efforts to resolve the issue for tax years 1984-1986 with the Appeals Division of the Internal Revenue Service were unsuccessful. As a result the Company filed a petition with the United States Tax Court in Washington, D.C. Litigation was completed in November 1995 and a decision was rendered in January 1997 in favor of the Company. The Commissioner of Internal Revenue has appealed this case to the United States Court of Appeals for the Sixth Circuit. The issue before the court is being held in abeyance for tax years 1987-1992 pending the ultimate outcome of this appeal. The other issue for tax years 1990-1992 is being temporarily held in abeyance by the Internal Revenue Service. The Company has provided for this and other tax contingencies.

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

WARRANT DIVIDEND PLAN

     On February 28, 1986, the Company adopted a warrant dividend plan providing for preferred stock purchase rights to owners of the Company's common stock. The Plan was amended and restated as of April 4, 1997. Each right, when exercisable, entitles the holder to purchase from the Company one ten-thousandth of a share of Series A Preferred Shares, par value $100 per share, at $87.50 per one ten-thousandth of a share. The rights will become exercisable, and separately tradeable, ten days after a person or group acquires 10% or more of the Company's common stock or ten business days following a tender offer or exchange offer resulting in a person or group having beneficial ownership of 10% or more of the Company's common stock. In the event the rights become exercisable and thereafter the Company is acquired in a merger or other business combination, each right will entitle the holder to purchase common stock of the surviving corporation, for the exercise price, having a market value of twice the exercise price of the right. Under certain other circumstances, including certain acquisitions of the Company in a merger or other business combination transaction, or if 50% or more of the Company's assets or earning power are sold under certain circumstances, each right will entitle the holder to receive upon payment of the exercise price, shares of common stock of the acquiring company with a market value of two times the exercise price. At the Company's option, the rights, prior to becoming exercisable, are redeemable in their entirety at a price of $.01 per right. The rights are subject to adjustment and expire March 19, 2006. This summary description of the Plan is qualified in its entirety by the terms of the plan more particularly set forth in the Company's Form 8-A/A dated April 4, 1997.

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

     The Company-administered pension benefit obligations and the assets were valued as of the end of 1997 and 1996. Substantially all plan assets are invested in cash and short-term investments or listed stocks and bonds, including $135,274 and $94,229 of common stock of The Kroger Co. at the end of 1997 and 1996, respectively. The status of the plans at the end of 1997 and 1996 was:

                                                                1997      1996
                                                             -------------------
Actuarial present value of benefit obligations:
 Vested employees........................................... $  768,261 $686,203
 Non-vested employees.......................................     50,499   40,837
                                                             ---------- --------
 Accumulated benefit obligations............................    818,760  727,040
 Additional amounts related to projected salary increases...    124,696  147,057
                                                             ---------- --------
 Projected benefit obligations..............................    943,456  874,097
Plan assets at fair value...................................  1,095,118  947,725
                                                             ---------- --------
Plan assets in excess of projected benefit obligations...... $  151,662 $ 73,628
                                                             ========== ========
Consisting of:
 Unamortized transitional asset............................. $    5,914 $ 14,456
 Unamortized prior service cost and net gain................    132,369   40,860
 Adjustment required to recognize minimum liability.........     12,398   13,619
 Prepaid pension cost in Consolidated Balance Sheet.........        981    4,693
                                                             ---------- --------
                                                             $  151,662 $ 73,628
                                                             ========== ========

     The components of net periodic pension expense (income) for 1997, 1996 and 1995 are as follows:

                                                 1997       1996       1995
                                               -------------------------------
Service cost.................................. $  26,682  $  25,977  $  20,249
Interest cost.................................    67,701     61,090     57,218
Return on assets..............................  (191,755)  (110,819)  (211,942)
Net amortization and deferral.................   105,055     28,785    131,360
                                               ---------  ---------  ---------
Net periodic pension expense (income) for the
 year......................................... $   7,683  $   5,033  $  (3,115)
                                               =========  =========  =========
Assumptions:
 Discount rate................................      7.25%      7.75%      7.25%
 Salary Progression rate......................      3.75%      4.75%      4.25%
 Long-term rate of return on plan assets......       9.5%       9.5%       9.5%

     1997 and 1996 assumptions represent the rates in effect at the end of the fiscal year. These rates were used to calculate the actuarial present value of the benefit obligations at December 27, 1997 and December 28, 1996, respectively. However, for the calculation of periodic pension expense for 1997 and 1996 the assumptions in the table above for 1996 and 1995, respectively, were used. The 1998 calculation of periodic pension expense will be based on the assumptions in the table above for 1997.

     The Company also administers certain defined contribution plans for eligible union and non-union employees. The cost of these plans for 1997, 1996 and 1995 was $22,445, $21,278 and $24,902, respectively.

     The Company participates in various multi-employer plans for substantially all union employees. Benefits are generally based on a fixed amount for each year of service. Contributions and expense for 1997, 1996 and 1995 were $83,506, $88,758 and $90,872, respectively. Information on the actuarial present value of accumulated plan benefits and net assets available for benefits relating to the multi-employer plans is not available.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. The majority of the Company's employees may become eligible for these benefits if they reach normal retirement age while employed by the Company. Funding of retiree health care and life insurance benefits occurs as claims or premiums are paid. For 1997, 1996, and 1995, the combined payments for these benefits were $13,304, $10,634 and $10,025, respectively.

     The following table sets forth the postretirement benefit plans combined status at December 27, 1997 and December 28, 1996:

                                                                1997     1996
                                                              -------- --------
Accumulated postretirement benefit obligation (APBO)
 Retirees.................................................... $105,678 $ 96,262
 Fully eligible active participants..........................   40,542   53,387
 Other active participants...................................   84,522  103,523
                                                              -------- --------
                                                               230,742  253,172
 Unrecognized net gain.......................................   75,389   59,762
                                                              -------- --------
 Accrued postretirement benefit cost......................... $306,131 $312,934
                                                              ======== ========

     The components of net periodic postretirement benefit costs are as follows:

                                                       1997     1996     1995
                                                      -------  -------  -------
Service costs (benefits attributed to employee serv-
 ices during the year)..............................  $ 9,463  $ 9,557  $ 9,344
Interest cost on accumulated postretirement benefit
 obligations........................................   19,608   18,006   20,662
Net amortization and deferral.......................   (2,586)    (991)    (725)
                                                      -------  -------  -------
                                                      $26,485  $26,572  $29,281
                                                      =======  =======  =======

     The significant assumptions used in calculating the APBO are as follows:

                                                        HEALTH CARE TREND RATE
                                                       -------------------------
                                              DISCOUNT                  YEARS TO
                                                RATE   INITIAL ULTIMATE ULTIMATE
                                              -------- ------- -------- --------
Year-end 1995................................  7.25%    10.0%    5.0%       7
Year-end 1996................................  7.75%     9.3%    5.0%       6
Year-end 1997................................  7.25%     5.0%    5.0%     N/A

     The effect of a one percent increase in the medical trend rate is as follows:

                                                                PERIODIC
                                                                  COST    APBO
                                                               -----------------
Year-end 1995..................................................  $4,037  $32,209
Year-end 1996..................................................  $4,114  $23,942
Year-end 1997..................................................  $2,734  $20,464


RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," and No. 131 "Disclosure about Segments of an Enterprise and Related Information". The Company has not yet determined what effect, if any, these statements will have.

QUARTERLY DATA (UNAUDITED)

                                            QUARTER
                          ----------------------------------------------     TOTAL
                            FIRST       SECOND      THIRD       FOURTH       YEAR
1997                      (12 WEEKS)  (12 WEEKS)  (16 WEEKS)  (12 WEEKS)  (52 WEEKS)
-------------------------------------------------------------------------------------
Sales...................  $6,139,413  $6,231,794  $7,686,639  $6,509,502  $26,567,348
Merchandise costs.......   4,626,389   4,682,365   5,789,948   4,897,679   19,996,381
Extraordinary loss......      (5,210)     (3,033)       (803)    (23,330)     (32,376)
Net earnings............      87,050     105,104      95,727     123,775      411,656
Basic earnings per com-
 mon share:
  Earnings before ex-
   traordinary loss ....         .36         .43         .38         .58         1.75
  Extraordinary loss....        (.02)       (.01)                   (.09)        (.13)
                                ----        ----        ----        ----         ----
Basic net earnings per
 common share...........         .34         .42         .38         .49         1.62
Diluted earnings per
 common share:
  Earnings before ex-
   traordinary loss ....         .35         .41         .37         .56         1.69
  Extraordinary loss....        (.02)       (.01)                   (.09)        (.12)
                                ----        ----         ---        ----         ----
Diluted net earnings per
 common share...........         .33         .40         .37         .47         1.57

1996
-------------------------------------------------------------------------------------
Sales...................  $5,784,254  $5,844,366  $7,343,132  $6,199,157  $25,170,909
Merchandise costs.......   4,367,967   4,412,202   5,582,032   4,679,264   19,041,465
Extraordinary loss......      (1,084)       (766)       (928)        (84)      (2,862)
Net earnings............      75,406      77,612      71,420     125,435      349,873
Basic earnings per com-
 mon share:
  Earnings before ex-
   traordinary loss ....         .31         .31         .29         .50         1.41
  Extraordinary loss....                                (.01)                    (.01)
                                ----        ----        ----        ----         ----
Basic net earnings per
 common share...........         .31         .31         .28         .50         1.40
Diluted earnings per
 common share:
  Earnings before ex-
   traordinary loss ....         .30         .30         .28         .48         1.36
  Extraordinary loss....                                                         (.01)
                                ----        ----        ----        ----         ----
Diluted net earnings per
 common share...........         .30         .30         .28         .48         1.35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONCLUDED


  Common Stock Price Range

                                   1997               1996
                             ----------------- ------------------
                QUARTER       HIGH      LOW       HIGH     LOW
            -----------------------------------------------------
            1st............. 28 1/8   22 11/16  19 13/16  16 3/4
            2nd............. 29 1/8   23 13/16  22        18 3/4
            3rd............. 31 1/16  27 1/8    22 1/2    18 9/16
            4th............. 37 5/16  28 1/2    23 3/4    20 3/8

     The number of shareowners of record of common stock as of March 9, 1998, was 46,973.

     Under the Company's Credit Agreement dated May 28, 1997, the Company is prohibited from paying cash dividends during the term of the Credit Agreement. The Company is permitted to pay dividends in the form of stock of the Company.

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

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the copies of all Section 16(a) forms received by the Company, or written representations from certain persons that no Forms 5 were required for those persons, the Company believes that during fiscal year 1997 all filing requirements applicable to its officers, directors and ten percent beneficial owners were satisfied except that Mr. Ronald R. Rice inadvertently filed an amended Form 5, reporting a gift of 600 shares by a trust under which he is a trustee and a beneficiary, 24 days late.

                       EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person as of February 6, 1998. Except as otherwise noted below, each person has held office for at least five years and was elected to that office at the 1997 Organizational Meeting of the Board of Directors held May 15, 1997. Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

                                                Recent
Name                 Age                  Employment History
----                 ---                  ------------------
Warren F. Bryant      52      Mr. Bryant was elected President and Chief
                              Executive Officer of Dillon Companies, Inc.
                              effective September 1, 1996. Prior to this he was
                              elected President and Chief Operating Officer of
                              Dillon Companies, Inc. on June 18, 1995, Senior
                              Vice President of Dillon Companies, Inc. on May 1,
                              1993, and Vice President of Dillon Companies, Inc.
                              on March 1, 1990. Before this Mr. Bryant served as
                              Vice President of Marketing, Dillon Stores
                              Division, from June 1988 until March 1990, and in
                              a number of key management positions with the
                              Company, including Director of Merchandising for
                              the Mid-Atlantic Marketing Area and Director of
                              Operations for the Charleston, West Virginia
                              division of the Mid-Atlantic Marketing Area. He
                              joined the Company in 1964.

David B. Dillon       46      Mr. Dillon was elected President and Chief
                              Operating Officer of Kroger effective June 18,
                              1995. Prior to this he was elected Executive Vice
                              President on September 13, 1990, Chairman of the
                              Board of Dillon Companies, Inc. on September 8,
                              1992, and President of Dillon Companies, Inc. on
                              April 22, 1986. Before his election he was
                              appointed President of Dillon Companies, Inc.

Paul W. Heldman       46      Mr. Heldman was elected Senior Vice President
                              effective October 5, 1997, Secretary on May 21,
                              1992, and Vice President and General Counsel effective June 18, 1989. Prior to his election he held various positions in the Company's Law
                              Department. Mr. Heldman joined the Company in
                              1982.

Michael S. Heschel    56      Mr. Heschel was elected Executive Vice President
                              effective June 18, 1995. Prior to this he was elected Senior Vice President - Information
                              Systems and Services on February 10, 1994, and
                              Group Vice President - Management Information
                              Services on July 18, 1991. Before this Mr. Heschel served as Chairman and Chief Executive Officer of Security Pacific Automation Company. From 1985 to
                              1990 he was Vice President of Baxter
                              International, Inc.

Lynn Marmer           45      Ms. Marmer was elected Group Vice President
                              effective January 19, 1998. Prior to her election, Ms. Marmer was an attorney in the Company's Law
                              Department. Ms. Marmer joined the Company in 1997.
                              Before joining the Company she was a partner in the law firm of Dinsmore & Shohl.

Don W. McGeorge       43      Mr. McGeorge was elected Senior Vice President
                              effective August 10, 1997. Prior to his election, Mr. McGeorge was President of the Company's
                              Columbus Marketing Area effective December 29,
                              1996; and prior thereto President of the Company's
                              Michigan Marketing Area effective June 20, 1993.
                              Before this he served in a number of key management positions with the Company, including
                              Vice President of Merchandising of the Company's
                              Nashville Marketing Area. Mr. McGeorge joined the
                              Company in 1977.

W. Rodney McMullen    37      Mr. McMullen was elected Senior Vice President
                              effective October 5, 1997, Group Vice President and Chief Financial Officer effective June 18,
                              1995. Prior to this he was appointed Vice
                              President-Control and Financial Services on March
                              4, 1993, and Vice President, Planning and Capital
                              Management effective December 31, 1989. Mr.
                              McMullen joined the Company in 1978 as a part-time stock clerk.

Joseph A. Pichler     58      Mr. Pichler was elected Chairman of the Board on
                              September 13, 1990, and Chief Executive Officer effective June 17, 1990. Prior to this he was elected President and Chief Operating Officer on
                              October 24, 1986, and Executive Vice President on
                              July 16, 1985. Mr. Pichler joined Dillon
                              Companies, Inc. in 1980 as Executive Vice
                              President and was elected President of Dillon
                              Companies, Inc. in 1982.

Ronald R. Rice        62      Mr. Rice was elected Senior Vice President on
                              April 21, 1994. Prior to this he was elected Group
                              Vice President and appointed President,
                              Manufacturing on April 16, 1992. Mr. Rice has been with the Company since 1957 and before his election was appointed President - Dairy/Bakery
                              Division in 1991, Vice President - Dairy/ Bakery
                              Division in 1986, and Vice President - Dairy
                              Division in 1974.

James R. Thorne       51      Mr. Thorne was elected Senior Vice President
                              effective June 18, 1995. Prior to his election Mr.
                              Thorne was appointed

                              President of the Company's Mid-Atlantic Marketing Area in 1993. Before this Mr. Thorne served in a number of key management positions in the Mid-Atlantic Marketing Area, including Advertising Manager, Zone Manager, Director of Operations, and Vice President-Merchandising. Mr. Thorne joined the Company in 1966 as a part-time grocery clerk.

Lawrence M. Turner    50      Mr. Turner was elected Vice President on December
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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements:

     Report of Independent Public Accountants
     Consolidated Balance Sheet as of December 27, 1997 and December 28, 1996 Consolidated Statement of Operations and Accumulated Deficit for the years ended December 27, 1997, December 28, 1996, and December 30, 1995 Consolidated Statement of Cash Flows for the years ended December 27, 1997,
      December 28, 1996, and December 30, 1995
     Notes to Consolidated Financial Statements

     Financial Statement Schedules:

     There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto

(b)  Reports on Form 8-K:

     On October 22, 1997, the Company filed a current report on Form 8-K disclosing its unaudited earnings for the third quarter 1997

(c)  Exhibits

       3.1 Amended Articles of Incorporation and Regulations of the Company are hereby incorporated by reference to Exhibits 4.1 and 4.2 of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing
            Registration No. 33-57552
       4.1 Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request
      10.1 Material Contracts - Third Amended and Restated Employment Agreement dated as of July 22, 1993, between the Company and Joseph A. Pichler is hereby incorporated by reference to Exhibit 10.1 to the Company's
            Form 10-Q for the quarter ended October 9, 1993
      11.1  Statement Regarding Computation of Per Share Earnings
      12.1  Statement of Computation of Ratio of Earnings to Fixed Charges
      21.1  Subsidiaries of the Registrant
      23.1  Consent of Independent Public Accountants
      24.1  Powers of Attorney
      27.1  Financial Data Schedule
      99.1  Annual Reports on Form 11-K for The Kroger Co. Savings Plan and the
            Dillon Companies, Inc. Employee Stock Ownership Plan and Trust for the Year 1997 will be filed by amendment on or before April 27, 1998

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE KROGER CO.
     Dated:  March 23, 1998       By (*Joseph A. Pichler)
                                       Joseph A. Pichler, Chairman
                                       of the Board of Directors and
                                       Chief Executive Officer

     Dated:  March 23, 1998       By (*W. Rodney McMullen)
                                       W. Rodney McMullen
                                       Senior Vice President and
                                       Chief Financial Officer

     Dated:  March 23, 1998       By (*J. Michael Schlotman)
                                       J. Michael Schlotman
                                       Vice President & Corporate Controller
                                       and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 23th day of March, 1998.

(*Reuben V. Anderson)                         Director
Reuben V. Anderson

(*John L. Clendenin)                          Director
John L. Clendenin

(*David B. Dillon)                            President, Chief Operating
David B. Dillon                               Officer, and Director

(*John T. LaMacchia)                          Director
John T. LaMacchia

(*Edward M. Liddy)                            Director
Edward M. Liddy

(*Patricia Shontz Longe)                      Director
Patricia Shontz Longe

(*Clyde R. Moore)                             Director
Clyde R. Moore

(*T. Ballard Morton, Jr).                     Director
T. Ballard Morton, Jr.

_______________________                        Director
Thomas H. O'Leary

(*John D. Ong)                                 Director
John D. Ong

(Katherine D. Ortega)                          Director
Katherine D. Ortega

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