Form 10-K/A
period 1997-12-27
KROGER CO
filed 1998-04-27
CIK 56873

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
Cincinnati, Ohio 45202

Securities registered pursuant to section 12 (b) of the Act:
                                             Name of Exchange on
Title of Class                                 which Registered
--------------                           ----------------------------
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

Yes      X       No  ________.
      --------

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


                                         THE KROGER CO.


Dated:  April 24, 1998                   By: (Paul W. Heldman)
                                             Paul W. Heldman
                                             Senior Vice President,
                                              Secretary and General
                                              Counsel

                               INDEX OF EXHIBITS
                               -----------------

Exhibit
-------

23.2      Consent of Independent Accountants

23.3      Consent of Independent Accountants

27.1      Restated Financial Data Schedule

27.2      Restated Financial Data Schedule

27.3      Restated Financial Data Schedule

27.4      Restated Financial Data Schedule

27.5      Restated Financial Data Schedule

27.6      Restated Financial Data Schedule

27.7      Restated Financial Data Schedule

27.8      Restated Financial Data Schedule

99.2 Financial Statements for The Kroger Co. Savings Plan for the Year Ended December 31, 1997

99.3 Financial Statements for the Dillon Companies, Inc. Employees' Stock Ownership and Savings Plan for the Year Ended December 31, 1997