Form 10-Q
period 1998-05-05
KROGER CO
filed 1998-05-05
CIK 56873

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

  X Quarterly report pursuant to Section 13 or 15(d) of the ---- Securities Exchange Act of 1934 for the quarterly period ended March 21, 1998 or

---- Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
     from          to
          --------   ----------

     Commission file number    1-303

                            THE KROGER CO.


An Ohio Corporation             I.R.S. Employer Identification
                                        No. 31-0345740


1014 Vine Street, Cincinnati, OH                    45202
----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including
area code                                    (513) 762-4000

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

There were 256,054,229 shares of Common Stock ($1 par value) outstanding as of May 1, 1998.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information for the quarters ended March 21, 1998 and March 22, 1997 includes the results of operations of The Kroger Co. for the 12 week periods ended March 21, 1998 and March 22, 1997, and of its wholly owned subsidiary Dillon Companies, Inc. for the 13 week periods ended March 28, 1998 and March 29, 1997. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.

                 CONSOLIDATED STATEMENT OF OPERATIONS
               (in thousands, except per share amounts)
                              (unaudited)

                                                Quarter Ended
                                           ------------------------
                                                                       March 21,     March 22,
                                                                         1998          1997
                                                                      ----------    ----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $6,388,759    $6,139,413
                                                                      ----------    ----------
Costs and expenses
 Merchandise costs, including warehousing and transportation. . .      4,866,307     4,686,363
 Operating, general and administrative. . . . . . . . . . . . . .      1,109,425     1,072,069
 Rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         82,529        75,845
 Depreciation and amortization. . . . . . . . . . . . . . . . . .         93,183        85,373
 Interest expense . . . . . . . . . . . . . . . . . . . . . . . .         64,192        69,747
                                                                      ----------    ----------
     Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,215,636     5,989,397
                                                                      ----------    ----------
Earnings before tax expense and extraordinary loss. . . . . . . .        173,123       150,016
Tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . .         65,788        57,756
                                                                      ----------    ----------
Earnings before extraordinary loss. . . . . . . . . . . . . . . .        107,335        92,260
Extraordinary loss. . . . . . . . . . . . . . . . . . . . . . . .         (4,293)       (5,210)
                                                                      ----------    ----------
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . .     $  103,042    $   87,050
                                                                      ==========    ==========
Basic earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . . . . . . .         $  .42        $  .36
 Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . .           (.02)         (.02)
                                                                          ------        ------
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . .         $  .40        $  .34
                                                                          ======        ======
Average number of common shares used in per share calculations. .        255,173       254,080

Diluted earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . . . . . . .         $  .41        $  .35
 Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . .           (.02)         (.02)
                                                                          ------        ------
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . .         $  .39        $  .33
                                                                          ======        ======
Average number of common shares used in per share calculations. .        264,919       262,447

-------------------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

                      CONSOLIDATED BALANCE SHEET
                       (in thousands of dollars)
                              (unaudited)

                                                                 March 21,          December 27,
                                                                   1998                 1997
ASSETS
Current assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .       $   59,275           $   65,484
  Receivables . . . . . . . . . . . . . . . . . . . . . .          376,992              400,529
  Inventories:
    FIFO cost . . . . . . . . . . . . . . . . . . . . . .        2,191,054            2,273,896
    Less LIFO reserve . . . . . . . . . . . . . . . . . .         (472,431)            (467,931)
                                                                ----------           ----------
                                                                 1,718,623            1,805,965
  Property held for sale. . . . . . . . . . . . . . . . .           14,423               39,672
  Prepaid and other current assets. . . . . . . . . . . .          320,975              328,901
                                                                ----------           ----------
      Total current assets. . . . . . . . . . . . . . . .        2,490,288            2,640,551

Property, plant and equipment, net. . . . . . . . . . . .        3,378,349            3,296,599
Investments and other assets. . . . . . . . . . . . . . .          373,326              364,191
                                                                ----------           ----------
      Total Assets. . . . . . . . . . . . . . . . . . . .       $6,241,963           $6,301,341
                                                                ==========           ==========
LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .       $   14,594           $   14,304
  Current portion of obligations under
    capital leases. . . . . . . . . . . . . . . . . . . .           10,235               10,031
  Accounts payable. . . . . . . . . . . . . . . . . . . .        1,527,384            1,781,527
  Other current liabilities . . . . . . . . . . . . . . .        1,215,796            1,137,654
                                                                ----------           ----------
      Total current liabilities . . . . . . . . . . . . .        2,768,009            2,943,516

Long-term debt. . . . . . . . . . . . . . . . . . . . . .        3,347,111            3,306,451
Obligations under capital leases. . . . . . . . . . . . .          183,967              186,624
Deferred income taxes . . . . . . . . . . . . . . . . . .          162,751              166,013
Other long-term liabilities . . . . . . . . . . . . . . .          470,975              483,585
                                                                ----------           ----------
      Total Liabilities . . . . . . . . . . . . . . . . .        6,932,813            7,086,189
                                                                ----------           ----------
SHAREOWNERS' DEFICIT
Common capital stock, par $1, at stated value
  Authorized:  350,000,000 shares
  Issued:  1998 - 278,395,628 shares
           1997 - 277,153,260 shares. . . . . . . . . . .          744,855              728,644
Accumulated deficit . . . . . . . . . . . . . . . . . . .       (1,081,352)          (1,184,394)
Common stock in treasury, at cost
           1998 - 22,784,635 shares
           1997 - 22,182,650 shares . . . . . . . . . . .         (354,353)            (329,098)
                                                                ----------           ----------
    Total Shareowners' Deficit                                    (690,850)            (784,848)
                                                                ----------           ----------
    Total Liabilities and Shareowners' Deficit. . . . . .       $6,241,963           $6,301,341
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

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                       (in thousands of dollars)
                              (unaudited)

                                                                             Quarter Ended
                                                                      ----------------------------
                                                                      March 21,          March 22,
                                                                        1998               1997
                                                                      ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . .   $  103,042          $   87,050
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .        4,293               5,210
     Depreciation and amortization. . . . . . . . . . . . . . . .       93,183              85,373
     Amortization of deferred financing costs . . . . . . . . . .        2,592               3,249
     LIFO charge. . . . . . . . . . . . . . . . . . . . . . . . .        4,500               4,500
     Other changes, net . . . . . . . . . . . . . . . . . . . . .        1,151                (220)
     Net increase (decrease) in cash from changes in operating
       assets and liabilities, detail below . . . . . . . . . . .       28,966             115,472
                                                                    ----------          ----------
        Net cash provided by operating activities . . . . . . . .      237,727             300,634
                                                                    ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .     (175,341)           (136,685)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .          456               2,600
  Decrease in property held for sale. . . . . . . . . . . . . . .       25,208               6,094
  Increase in other investments . . . . . . . . . . . . . . . . .       (4,411)            (29,632)
                                                                    ----------          ----------
        Net cash used by investing activities . . . . . . . . . .     (154,088)           (157,623)
                                                                    ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .       (5,850)             (6,999)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .       (9,423)             (4,314)
  Principal payments under capital lease obligations. . . . . . .       (2,453)             (2,341)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .      214,960             418,798
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .     (174,010)           (375,471)
  Outstanding checks. . . . . . . . . . . . . . . . . . . . . . .     (103,719)           (159,897)
  Proceeds from issuance of capital stock . . . . . . . . . . . .       15,902              13,255
  Capital stock reacquired. . . . . . . . . . . . . . . . . . . .      (25,255)            (34 383)
                                                                    ----------          ----------
        Net cash used by financing activities . . . . . . . . . .      (89,848)           (151,352)
                                                                    ----------          ----------
Net increase in cash and temporary cash investments . . . . . . .       (6,209)             (8,341)

Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .       65,484              67,052
                                                                    ----------          ----------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .   $   59,275          $   58,711
                                                                    ==========          ==========

INCREASE (DECREASE) IN CASH FROM CHANGES IN OPERATING ASSETS AND LIABILITIES:

    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .   $   82,842          $   26,728
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . .       23,538              18,832
    Prepaid and other current assets. . . . . . . . . . . . . . .        7,856              18,850
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .     (150,424)            (29,516)
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .       (3,263)              2,476
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .       68,417              78,102
                                                                    ----------          ----------
                                                                    $   28,966          $  115,472
                                                                    ==========          ==========

-------------------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.


Supplemental disclosures of cash flow information:

                                                 Quarter Ended
                                         --------------------------
                                         March 21,       March 22,
                                            1998            1997
                                         ---------       ----------
Cash paid during the period for:

   Interest (net of amount capitalized)  $ 58,821        $ 64,945
   Income taxes                            12,891           7,805













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

3.   EXTRAORDINARY LOSS
     ------------------
     The extraordinary loss for the quarters ended March 21, 1998 and March 22, 1997 of $4.3 million and $5.2 million, respectively (net of income tax credit of $2.6 million and $3.3 million, respectively) is related to the early retirement of long-term debt.

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

                                        For the quarter ended        For the quarter ended
                                           March 21, 1998               March 22, 1997
                                    ---------------------------   --------------------------
                                     Income     Shares    Per      Income    Shares    Per
                                    (Numer-    (Denomi-   Share   (Numer-   (Denomi-   Share
                                      ator      nator    Amount     ator      nator   Amount
                                    --------   --------  ------   --------  --------  ------
     Basic EPS
     ---------
     Earnings before extraordinary
       loss . . . . . . . . . . .   $107,335    255,173   $0.42    $92,260   254,080   $0.36

     Effect of Dilutive Securities
     -----------------------------
       Stock option awards. . . .                 9,746                        8,367

     Diluted EPS
     -----------
       Income available to share-
         holders plus assumed       --------    -------   -----    -------   -------   -----
         conversions. . . . . . .   $107,335    264,919   $0.41    $92,260   262,447   $0.35
                                    ========    =======   =====    =======   =======   =====

5.   SUBSEQUENT EVENTS
     -----------------
     On April 8, 1998, Fitch Investors Service, L.P. upgraded its rating on the Company's senior debt to BBB from BBB-.


6.   COMPREHENSIVE INCOME
     --------------------
     The Company has no items of other comprehensive income in any period presented. Therefore Net Income as presented in the Consolidated Statement of Operations equals comprehensive income.


7.   RECENTLY ISSUED ACCOUNTING STANDARDS
     ------------------------------------
     The Financial Accounting Standards Board issued Statement of Financial Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" and No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". The Company has not yet determined what effect, if any, these statements will have.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Total sales for the first quarter of 1998 increased 4.1% from the first quarter 1997 to a record $6.4 billion. Food store sales increased 4.4% over the 1997 first quarter. The first quarter of 1998, food stores square footage increased 3.7% over the same period last year. Sales in identical food stores, units that have been in operation for one full year and have not been expanded or relocated during that period, increased .7% versus a .4% increase in 1997. First quarter comparable store sales, which include results of expanded and relocated stores, increased 2.5%. A review of sales trends by lines of business is as follows:

                                         (in thousands of dollars)
                               % of 1998        1st Quarter
                                         -------------------------
       Lines of Business         Sales       1998        1997     Change
       ---------------------   -------    ----------  ----------  -------
       Food Stores  ........     93.8%    $5,989,649  $5,736,235    +4.4%
       Convenience Stores ..      3.5%       224,458     233,653    -3.9%
       Other sales  ........      2.7%       174,652     169,525    +3.0%
                               -------    ----------  ----------   ------
       Total sales  ........    100.0%    $6,388,759  $6,139,413    +4.1%

Convenience stores' identical grocery sales increased 3.9%, identical gasoline sales decreased 10.8%, and identical gas gallons increased 3.9%. Total sales for the six company convenience store group were weakened by a 13.4% decline in the average retail price per gallon of gasoline as compared to the first quarter of 1997. Total gallons sold increased 4.3% during this period.

Other sales, consisting of non-retail sales to unaffiliated third parties, increased 3% over the first quarter 1997. These included sales of product manufactured or packaged to the customer's specifications.


EBITD

The Company's $1.5 Billion Five-Year Credit Agreement and $500 Million 364-Day Credit Agreement (collectively, the "Credit Agreement"), and the indentures underlying approximately $576 million of publicly issued debt contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, and unusual and extraordinary items ("EBITD"). The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any GAAP measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At March 21, 1998 the Company was in compliance with all covenants of its Credit Agreements and its indentures. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

EBITD increased 8.2% to $335.0 million compared to $309.6 million in the first quarter of 1997. EBITD growth was generated by sales gains, increased gross profit and reduced operating, general and administrative expenses as a percent of sales. The Company's storing program continued to produce incremental EBITD increases as well.

MERCHANDISE COSTS

Merchandise costs, including advertising, warehousing and transportation expense and LIFO charges, for the first quarter 1998 declined to 76.2% of sales compared to 76.3% in the first quarter 1997. Merchandise costs were positively affected by the Company's efforts in coordinated purchasing, and strong private label sales.


OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating, general and administrative expenses as a percent of
sales in the first quarter 1998 were   17.4% compared to 17.5% in
1997. This improvement reflects the effect of the Company's investments in logistics and technology, improved expense control, and the continuing consolidation of support services.

NET INTEREST EXPENSE

Net interest expense decreased to $64.2 million in the first quarter 1998 as compared to $69.7 million in last year's first quarter.

To reduce its effective interest expense, the Company has purchased a portion of the debt under certain of its structured financings. Excluding the debt incurred to make these purchases, which are classified as investments, the Company's long-term debt at the end of the first quarter was $3.29 billion, down from $3.49 billion at the end of the 1997 first quarter.

NET EARNINGS

The Company's net earnings in the first quarter 1998 were $103.0 million or $.39 per diluted share as compared to net earnings in the first quarter 1997 of $87.0 million or $.33 per diluted share. Net earnings in 1998 were negatively affected by an extraordinary loss of $4.3 million or $.02 per diluted share as compared to an extraordinary loss of $5.2 million or $.02 per diluted share in 1997. The extraordinary loss in both years resulted from the early retirement of long term debt.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter 1998 the Company repurchased or redeemed
$130.0 million of its various subordinated debt issues.

At the end of the first quarter 1998 the Company had $765.3 million available under its Credit Agreement to meet short-term liquidity needs.

Capital expenditures for the first quarter 1998 totaled $175.3 million as compared to $136.7 million for the first quarter 1997.

CONSOLIDATED STATEMENT OF CASH FLOWS

The Company generated $237.7 million of cash from operating activities during the first quarter 1998 compared to $300.6 million in last year's first quarter. The decrease from 1997 is primarily due to a decrease in operating assets and liabilities that provided $29.0 million of cash in the first quarter of 1998 compared to $115.5 million in the first quarter of 1997, a net change of $86.5 million. The largest component of the change in operating assets and liabilities was accounts payable, which used $120.9 million more cash than in the first quarter of 1997.

Investing activities used $154.1 million in cash during the first quarter of 1998 as compared to $157.6 million last year. The
Company's capital investment in the first quarter of 1998 increased $38.7 million from the first quarter of 1997.

Financing activities during the first quarter used $89.8 million in cash as compared to $151.4 million last year. The Company's net debt borrowings in the first quarter of 1998 equaled $41.0 million as compared to $43.3 million in the first quarter of 1997. Additionally, debt prepayment costs and new financing charges used $15.3 million of cash as compared to $11.3 million in 1997. The change in the balance of outstanding checks used an additional $103.7 million of cash in 1998 compared to $159.9 million in 1997.


SUBSEQUENT EVENTS

On April 8, 1998, Fitch Investors Service, L.P. upgraded its rating on the Company's senior debt to BBB from BBB-.


OUTLOOK

Statements below regarding the Company's expectations, hopes, beliefs, intentions or strategies are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. While we believe that the statements are accurate, uncertainties and other factors could cause actual results to differ materially from those statements. In particular:

    . The Company's strategy continues to be to obtain sales growth from new square footage, as well as from increased productivity from existing locations. During 1998, the Company is expected to open, acquire, relocate or expand 90 stores and remodel approximately 100 units. Full year square footage growth is expected to equal 4.5 to 5.0%. The Company expects to continue to realize savings from technology and logistics improvements, some of which may be reinvested in retail price reductions to increase sales volume.

     . The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

     . The Company will continue to invest capital in technology focusing on improved store operation, procurement, merchandising and distribution practices which are expected to continue to positively affect merchandising cost as a percent of sales.

     . The Company expects 1998 net interest expense to total approximately $280 million.

     . The Company expects to incur an extraordinary loss in each quarter of 1998 as it continues to retire its higher-cost debt.

     . Capital expenditures for the year are expected to total $750-$800 million as compared to $612.2 million during all of 1997. The increase reflects the Company's strategy of growth through expansion as well as the Company's emphasis, whenever possible, on self-development and ownership of store real estate.

     . The Company currently is working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on current information, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company believes it has allocated the resources necessary to resolve all significant year 2000 issues in a timely manner.

Inflationary factors, increased competition, construction delays, and labor disputes could affect the Company's ability to obtain expected increases in sales and earnings. Delays in store maturity, increased competition and increased capital spending could adversely affect the anticipated increase in sales per square foot. Increases in gross profit rate may not be achieved if start up costs are higher than expected or if problems associated with integrating new systems occur. Increased operating costs and changes in inflationary trends could prevent the Company from reducing operating, general and administrative expenses. New technologies could fail to achieve the desired savings and efficiencies. Net interest expenses could exceed expectations due to acquisitions, higher working capital usage, inflation, or increased competition. The Company's ability to achieve its storing goals could be hampered by construction delays, labor disputes, increased competition, delays in technology projects, and its ability to generate continued EBITD growth. The inherent complexity of computer software and reliance on third party software vendors to interface with the Company's systems could affect the completion of necessary 'year 2000' modifications.

                      PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          None.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibit 3.1 - Amended Articles of Incorporation
               -----------
               of the Company are hereby incorporated by reference to Exhibit 3(a) of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 16, 1997. The Company's Regulations are incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

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

               Exhibit 27.1 - Financial Data Schedule.
               ------------

               Exhibit 99.1 - Additional Exhibits - Statement
               ------------
               of Computation of Ratio of Earnings to Fixed
               Charges.


          (b) The Company filed its fourth quarter and fiscal year 1997 earnings release in its Current Report on Form 8-K dated January 22, 1998, and the Pricing Agreement and Third Supplemental Indenture related to its 6-3/8% Senior Notes due 2008 in its Current Report on Form 8-K dated February 25, 1998.

                          SIGNATURES
                          ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE KROGER CO.



Dated:  May 5, 1998           By: (Joseph A. Pichler)
                                   Joseph A. Pichler
                                   Chairman of the Board and
                                   Chief Executive Officer



Dated:  May 5, 1998            By: (J. Michael Schlotman)
                                    J. Michael Schlotman
                                    Vice President and
                                    Corporate Controller

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