Form 10-Q
period 1998-06-13
KROGER CO
filed 1998-07-27
CIK 56873

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


  X Quarterly report pursuant to Section 13 or 15(d) of the ---- Securities Exchange Act of 1934 for the quarterly period ended
     June 13, 1998 or

     Transition report pursuant to Section 13 or 15(d) of the
---- Securities Exchange Act of 1934 for the transition period from to
     -------    ---------.

     Commission file number    1-303

                            THE KROGER CO.


An Ohio Corporation                  I.R.S. Employer Identification
                                              No. 31-0345740


1014 Vine Street, Cincinnati, OH                    45202
---------------------------------                ----------
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

Yes     X        No           .
    -----------     ----------

There were 256,525,200 shares of Common Stock ($1 par value) outstanding as of July 21, 1998.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information for the quarters ended June 13, 1998 and June 14, 1997 includes the results of operations of The Kroger Co. for the 12 and 24 week periods ended June 13, 1998 and June 14, 1997, and of Dillon Companies, Inc. for the 13 and 26 week periods ended June 27, 1998 and June 28, 1997. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.

                                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                                (in thousands, except per share amounts)
                                                              (unaudited)

                                                              2nd Quarter Ended       2nd Quarters Ended
                                                           ----------------------  ------------------------
                                                            June 13,    June 14,     June 13,     June 14,
                                                              1998        1997        1998          1997
                                                           ----------  ----------  -----------  -----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .    $6,441,616  $6,231,794  $12,830,375  $12,371,207
                                                           ----------  ----------  -----------  -----------
Costs and expenses:
 Merchandise costs, including warehousing and
  transportation. . . . . . . . . . . . . . . . . . . .     4,911,644   4,741,737    9,867,651    9,428,100
 Operating, general and administrative. . . . . . . . .     1,133,409   1,082,733    2,242,835    2,154,802
 Rent . . . . . . . . . . . . . . . . . . . . . . . . .        83,065      74,989      165,594      150,834
 Depreciation and amortization. . . . . . . . . . . . .        98,285      88,203      191,467      173,576
 Interest expense, net. . . . . . . . . . . . . . . . .        63,068      68,352      127,260      138,099
                                                           ----------  ----------  -----------  -----------
     Total. . . . . . . . . . . . . . . . . . . . . . .     6,289,471   6,056,014   12,594,807   12,045,411
                                                           ----------  ----------  -----------  -----------

Earnings before income tax expense and
 extraordinary loss . . . . . . . . . . . . . . . . . .       152,145     175,780      235,568      325,796
Tax expense . . . . . . . . . . . . . . . . . . . . . .        57,816      67,643       89,518      125,399
                                                           ----------  ----------  -----------  -----------
Earnings before extraordinary loss. . . . . . . . . . .        94,329     108,137      146,050      200,397
Extraordinary loss (net of income tax credit) . . . . .             0      (3,033)      (4,293)      (8,243)

                                                           ----------  ----------  -----------  -----------
     Net earnings . . . . . . . . . . . . . . . . . . .    $   94,329  $  105,104  $   141,757  $   192,154
                                                           ==========  ==========  ===========  ===========
Basic earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . .        $  .37      $  .43       $  .57       $  .79
 Extraordinary loss . . . . . . . . . . . . . . . . . .           .00        (.01)        (.02)        (.03)
                                                               ------      ------       ------       ------
     Net earnings . . . . . . . . . . . . . . . . . . .        $  .37      $  .42       $  .55       $  .76
                                                               ======      ======       ======       ======
Average number of common shares used in basic per share
 calculation. . . . . . . . . . . . . . . . . . . . . .       255,776     253,970      255,475      254,025

Diluted earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . .         $ .36       $ .41       $  .55       $  .76
 Extraordinary loss . . . . . . . . . . . . . . . . . .           .00        (.01)        (.02)        (.03)
                                                                -----       -----       ------       ------
     Net earnings . . . . . . . . . . . . . . . . . . .         $ .36       $ .40       $  .53       $  .73
                                                                =====       =====       ======       ======
Average number of common shares used in diluted
 per share calculation. . . . . . . . . . . . . . . . .       265,138     262,119      265,028      262,284


-------------------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

                      CONSOLIDATED BALANCE SHEET
                       (in thousands of dollars)
                              (unaudited)


                                                                 June 13,           December 27,
                                                                   1998                 1997
                                                                ----------          ------------
ASSETS
Current assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .       $   61,677           $   65,484
  Receivables . . . . . . . . . . . . . . . . . . . . . .          385,888              400,529
  Inventories:
    FIFO cost . . . . . . . . . . . . . . . . . . . . . .        2,046,304            2,273,896
    Less LIFO reserve . . . . . . . . . . . . . . . . . .         (475,931)            (467,931)
                                                                ----------           ----------
                                                                 1,570,373            1,805,965
  Property held for sale. . . . . . . . . . . . . . . . .           11,738               39,672
  Prepaid and other current assets. . . . . . . . . . . .          259,564              328,901
                                                                ----------           ----------
      Total current assets. . . . . . . . . . . . . . . .        2,289,240            2,640,551

Property, plant and equipment, net. . . . . . . . . . . .        3,473,491            3,296,599
Investments and other assets. . . . . . . . . . . . . . .          392,689              364,191
                                                                ----------           ----------
      Total Assets. . . . . . . . . . . . . . . . . . . .       $6,155,420           $6,301,341
                                                                ==========           ==========
LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .       $  141,803           $   14,304
  Current portion of obligations under
    capital leases. . . . . . . . . . . . . . . . . . . .           10,644               10,031
  Accounts payable. . . . . . . . . . . . . . . . . . . .        1,635,796            1,781,527
  Other current liabilities . . . . . . . . . . . . . . .        1,261,675            1,137,654
                                                                ----------           ----------
      Total current liabilities . . . . . . . . . . . . .        3,049,918            2,943,516

Long-term debt. . . . . . . . . . . . . . . . . . . . . .        2,944,000            3,306,451
Obligations under capital leases. . . . . . . . . . . . .          195,818              186,624
Deferred income taxes . . . . . . . . . . . . . . . . . .          166,345              166,013
Other long-term liabilities . . . . . . . . . . . . . . .          466,718              483,585
                                                                ----------           ----------
      Total Liabilities . . . . . . . . . . . . . . . . .        6,822,799            7,086,189
                                                                ----------           ----------
SHAREOWNERS' DEFICIT
Common capital stock, par $1, at stated value
  Authorized:   350,000,000 shares
  Issued:  1998 - 279,287,934 shares
           1997 - 277,153,260 shares. . . . . . . . . . .          749,832              728,644
Accumulated deficit . . . . . . . . . . . . . . . . . . .       (1,042,637)          (1,184,394)
Common stock in treasury, at cost
           1998 - 23,255,073 shares
           1997 - 22,182,650 shares . . . . . . . . . . .         (374,574)            (329,098)
                                                                ----------           ----------
    Total Shareowners' Deficit                                    (667,379)            (784,848)
                                                                ----------           ----------
    Total Liabilities and Shareowners' Deficit. . . . . .       $6,155,420           $6,301,341
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

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                       (in thousands of dollars)
                              (unaudited)

                                                                            2 Quarters Ended
                                                                    ------------------------------
                                                                       June 13,          June 14,
                                                                        1998               1997

                                                                    -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . .   $  141,757          $  192,154
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .        4,293               8,243
     Depreciation and amortization. . . . . . . . . . . . . . . .      191,467             173,576
     Amortization of deferred financing costs . . . . . . . . . .        5,424               8,169
     LIFO charge. . . . . . . . . . . . . . . . . . . . . . . . .        8,000               8,000
     Net increase in cash from changes in operating
       assets and liabilities, detail below . . . . . . . . . . .      350,281             314,690
     Other changes, net . . . . . . . . . . . . . . . . . . . . .      (13,725)               (881)
                                                                    ----------          ----------
        Net cash provided by operating activities . . . . . . . .      687,497             703,951
                                                                    ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .     (370,611)           (261,461)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .       36,158               4,316
  Decrease in property held for sale. . . . . . . . . . . . . . .       27,805               9,212
  Increase in other investments . . . . . . . . . . . . . . . . .      (18,006)            (20,425)
                                                                    ----------          ----------
        Net cash used by investing activities . . . . . . . . . .     (324,654)           (268,358)
                                                                    ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .       (5,850)             (7,284)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .      (18,886)             (6,200)
  Principal payments under capital lease obligations. . . . . . .       (5,153)             (4,780)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .      436,044             661,647
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .     (670,996)           (885,660)
  Outstanding checks. . . . . . . . . . . . . . . . . . . . . . .      (77,124)           (170,788)
  Proceeds from issuance of capital stock . . . . . . . . . . . .       20,791              20,811
  Capital stock reacquired. . . . . . . . . . . . . . . . . . . .      (45,476)            (46,821)
                                                                    ----------          ----------
        Net cash used by financing activities . . . . . . . . . .     (366,650)           (439,075)
                                                                    ----------          ----------
Net decrease in cash and temporary cash investments . . . . . . .       (3,807)             (3,482)

Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .       65,484              67,052
                                                                    ----------          ----------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .   $   61,677          $   63,570
                                                                    ==========          ==========

INCREASE (DECREASE) IN CASH FROM CHANGES IN OPERATING ASSETS AND LIABILITIES:

    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .   $  227,592          $  111,383
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . .       14,641               5,332
    Prepaid and other current assets. . . . . . . . . . . . . . .       69,196              83,458
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .      (68,608)             13,979
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .          332               4,186
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .      107,128              96,352
                                                                    ----------          ----------
                                                                    $  350,281          $  314,690
                                                                    ==========          ==========

-------------------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

Supplemental disclosures of cash flow information:

                                              2 Quarters Ended
                                          ------------------------
                                          June 13,        June 14,
                                            1998            1997
                                          --------        --------
Cash paid during the period for:

   Interest (net of amount capitalized)   $129,816        $141,333
   Income taxes                             55,976          22,823








-------------------------------------------------------------------
              The accompanying notes are an integral part
               of the consolidated financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            -------------------------------------------

1.   BASIS OF PRESENTATION
     ---------------------
     The year-end condensed balance sheet data was derived from audited financial statements and, due to its summary nature, does not contain all information required by generally accepted accounting principles. Certain prior year amounts have been restated to conform to current year presentation.


2.   INCOME TAXES
     ------------
     The effective income tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes.

3.   EXTRAORDINARY LOSS
     ------------------
     The extraordinary loss for the two quarters ended June 13, 1998 and June 14, 1997 of $4.3 million and $8.2 million, respectively (net of income tax credit of $2.6 million and $5.2 million, respectively) is related to the early retirement of long-term debt. The extraordinary loss for the quarter ended June 14, 1997, contained an extraordinary loss of $3.0 million, net of income taxes of $1.9 million, related to the early retirement of long term debt.

4.   EARNINGS PER COMMON SHARE
     -------------------------
     Basic earnings per common share equals net earnings divided by the weighted average number of common shares outstanding. Diluted earnings per common share equals net earnings divided by the weighted average number of common shares outstanding after giving effect to dilutive stock options.

     The following table provides a reconciliation of earnings before extraordinary loss and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

                                       For the quarter ended        For the quarter ended
                                          June 13, 1998               June 14, 1997
                                   ----------------------------   --------------------------
                                     Income     Shares    Per      Income    Shares    Per
                                    (Numer-    (Denomi-   Share   (Numer-   (Denomi-   Share
                                      ator      nator    Amount     ator      nator   Amount
                                   ---------   --------  ------   --------  --------  -------
     Basic EPS
     ---------
     Earnings before extraordinary
       loss . . . . . . . . . . .   $ 94,329    255,776   $0.37   $108,137   253,970   $0.43

     Effect of Dilutive Securities
     -----------------------------
       Stock option awards. . . .                 9,362                        8,149

     Diluted EPS
     -----------
       Income available to share-
         holders plus assumed       --------    -------   ------  --------   -------   ------
         conversions. . . . . . .   $ 94,329    265,138   $0.36   $108,137   262,119   $0.41
                                    ========    =======   ======  ========   =======   ======

                                        For 2 quarters ended          For 2 quarters ended
                                           June 13, 1998                 June 14, 1997
                                    ----------------------------  ---------------------------
                                     Income     Shares    Per      Income    Shares    Per
                                    (Numer-    (Denomi-   Share   (Numer-   (Denomi-   Share
                                      ator      nator    Amount     ator      nator   Amount
                                    --------   --------  ------   --------  --------  ------
     Basic EPS
     ---------
     Earnings before extraordinary
       loss . . . . . . . . . . .   $146,050    255,475   $0.57   $200,397   254,025   $0.79

     Effect of Dilutive Securities
     -----------------------------
       Stock option awards. . . .                 9,553                        8,259

     Diluted EPS
     -----------
       Income available to share-
         holders plus assumed       --------    -------   -----   --------   -------   -----
         conversions. . . . . . .   $146,050    265,028   $0.55   $200,397   262,284   $0.76
                                    ========    =======   =====   ========   =======   =====

5.   ONE-TIME EXPENSES
     -----------------
     During the quarter the Company incurred approximately $40.8 million pre-tax, $25.3 million after-tax or $.09 per diluted share, in one-time expenses associated with its logistics initiatives. These expenses include the costs associated with restructuring the joint venture that formerly operated as a wholesale distributor for the Company's Michigan stores. This warehouse is now operated as a third party facility, with the Company procuring and owning the inventory. These expenses also include the transition costs related to one new Company operated warehouse facility and one new warehouse facility operated by an unaffiliated entity, including the carrying costs of the facilities idled as a result of these new warehouses and the associated employee severance costs. The above expenses are reflected in merchandise costs, including warehousing and transportation.

     Additionally, the Company incurred one-time expenses of $11.6 million pre-tax, $7.2 million after-tax or $.03 per diluted share, associated with accounting and operations consolidations in Texas, including the costs associated with closing eight stores and relocating the remaining Dallas office employees to a smaller facility. These expenses are reflected in Operating, General and Administrative expenses.

6.   ACCOUNTING CHANGE
     -----------------
     In the second quarter of 1998, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the item cost method. The change was made to more accurately reflect inventory value by eliminating the averaging and estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 1997 cannot be determined. The effect of the change on the December 28, 1997 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in restated results for the quarter ended March 21, 1998, and increased merchandise costs by $89.7 million and reduced earnings before extraordinary loss and net earnings by $55.6 million, or $0.21 per diluted share. Pro forma effects of the change for prior periods have not been presented as cost information is not determinable. The effect of adopting the item cost method on earnings before extraordinary loss and on net earnings for the quarter and year-to-date ended June 13, 1998 is not material.

7.   RECENTLY ISSUED ACCOUNTING STANDARDS
     ------------------------------------
     The Financial Accounting Standards Board issued Statement of Financial Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information", No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" and No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company has not yet determined what effect, if any, these statements will have.

8.   COMPREHENSIVE INCOME
     --------------------
     The Company has no items of other comprehensive income in any period presented. Therefore net earnings as presented in the Consolidated Statement of Operations equals comprehensive income.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


SALES

Total sales for the second quarter of 1998 increased 3.4% from the
second quarter 1997 to a record   $6.4 billion.  Food store sales
increased 3.8% over the 1997 second quarter. During the second quarter of 1998, food stores' square footage increased 2.9% over the same period last year. Sales in identical food stores, units that have been in operation for one full year and have not been expanded or relocated during that period, increased .5% versus a
 .1% decrease in 1997. Second quarter comparable store sales, which include results of expanded and relocated stores, increased 3.0% versus a 3.2% increase in 1997. A review of sales trends by lines of business is as follows:

                                        (in thousands of dollars)
                               % of 1998        2nd Quarter
                                          ----------------------
       Lines of Business         Sales       1998        1997       Change
       ---------------------   ---------  ----------  ----------    ------
       Food Stores  ........     93.3%    $6,007,655  $5,790,154     +3.8%
       Convenience Stores ..      3.9%       251,474     255,428     -1.5%
       Other Sales  ........      2.8%       182,487     186,212     -2.0%
                               ---------  ----------  ----------
       Total Sales  ........    100.0%    $6,441,616  $6,231,794     +3.4%

                                        (in thousands of dollars)
                               % of 1998   2 Quarters Year-to-date
                                          ------------------------
       Lines of Business         Sales        1998         1997      Change
       ---------------------   ---------  -----------  -----------
       Food Stores  ........     93.5%    $11,997,304  $11,526,389    +4.1%
       Convenience Stores ..      3.7%        475,932      489,081    -2.7%
       Other Sales  ........      2.8%        357,139      355,737    + .4%
                               ---------  -----------  -----------
       Total Sales  ........    100.0%    $12,830,375  $12,371,207    +3.7%

Convenience stores' identical grocery sales increased 4.9%, identical gasoline sales decreased 9.3%, and identical gas gallons increased 4.1%. Total sales for the Company's convenience store group were weakened by a 12.7% decline in the average retail price per gallon of gasoline as compared to the second quarter of 1997. Total gallons sold increased 4.9% during this period.

Other sales, consisting of non-retail sales to unaffiliated entities, decreased 2.0% versus the second quarter 1997. These included sales of product manufactured or packaged to customers' specifications.


ONE-TIME EXPENSES

During the quarter the Company incurred approximately $40.8 million pre-tax, $25.3 million after-tax or $.09 per diluted share, in one-time expenses associated with its logistics initiatives. These expenses include the costs associated with restructuring the joint venture that formerly operated as a wholesale distributor for the Company's Michigan stores. This warehouse is now operated as a third party facility, with the Company procuring and owning the inventory. These expenses also include the transition costs related to one new Company warehouse facility and one new warehouse facility operated by an unaffiliated entity, including the carrying costs of the facilities idled as a result of these new warehouses and the associated employee severance costs. The above expenses are reflected in merchandise costs, including warehousing and transportation.

Additionally, the Company incurred one-time expenses of $11.6 million pre-tax, $7.2 million after-tax or $.03 per diluted share, associated with accounting and operations consolidations in Texas, including the costs associated with closing eight stores and relocating the remaining Dallas office employees to a smaller facility. These expenses are reflected in operating, general and administrative expenses.


ACCOUNTING CHANGE

In the second quarter of 1998, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the item cost method. The change was made to more accurately reflect inventory value by eliminating the averaging and estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 1997 cannot be determined. The effect of the change on the December 28, 1997 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in restated results for the quarter ended March 21, 1998, and increased merchandise costs by $89.7 million and reduced earnings before extraordinary loss and net earnings by $55.6 million, or $0.21 per diluted share. Pro forma effects of the change for prior periods have not been presented as cost information is not determinable. The effect of adopting the item cost method on earnings before extraordinary loss and on net earnings for the quarter and year-to-date ended June 13, 1998 is not material.


EBITD

The Company's $1.5 Billion Five-Year Credit Agreement and $500 Million 364-Day Credit Agreement (collectively, the "Credit Agreement"), and the indentures underlying approximately $573 million of publicly issued debt contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, and unusual and extraordinary items ("EBITD"). The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any generally accepted accounting principle measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At June 13, 1998, the Company was in compliance with all covenants of its Credit Agreements and its indentures. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

Excluding one-time expenses, as described in "One-Time Expenses", above ("One-Time Expenses") of $52.4 million pre-tax, EBITD increased 10% in 1998 to $369.4 million compared to $335.8 million in the second quarter of 1997. On a year-to-date basis, excluding One-Time Expenses of $52.4 million and the $89.7 million accounting change, as described in "Accounting Change", above ("Accounting Change"), 1998 EBITD increased 9.1% to $704.4 million compared to $645.5 million in 1997.

EBITD for the second quarter of 1998 including One-Time Expenses of $52.4 million decreased 5.6% to $317.0 million compared to $335.8 million in the second quarter of 1997. On a year-to-date basis, including One-Time Expenses and the Accounting Change, 1998 EBITD decreased 12.9% to $562.3 million compared to $645.5 million in 1997.


MERCHANDISE COSTS

Merchandise costs for the second quarter 1998, including advertising, warehousing and transportation expense and LIFO charges, excluding One-Time Expenses of $40.8 million, declined to 75.6% of sales compared to 76.1% in the second quarter 1997. Merchandise costs were affected positively by the Company's strategic initiatives in coordinated purchasing, category management and operating improvements due to logistics and technology related efficiencies. Year-to-date 1998 merchandise costs, excluding One-Time Expenses of $40.8 million and the $89.7 million Accounting Change, declined to 75.9% of sales compared to 76.2% year-to-date in 1997.

Merchandise costs for the second quarter 1998, including the One-Time Expenses of $40.8 million, increased to 76.2% of sales compared to 76.1% in the second quarter of 1997. Year-to-date 1998 merchandise costs, including One-Time Expenses of $40.8 million and the $89.7 million Accounting Change, increased to 76.9% of sales compared to 76.2% in 1997.


OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating, general and administrative expenses as a percent of sales in the second quarter 1998, excluding One-Time Expenses of $11.6 million, were 17.4%, which was equal to the rate for the second quarter 1997. These expenses in the quarter reflect the efforts of the Company's operators to control expenses in this deflationary period in spite of slightly inflationary labor contracts. On a year-to-date basis operating, general and administrative expenses as a percent of sales, excluding One-Time Expenses of $11.6 million, remained at 17.4% of sales through two quarters for both 1998 and 1997.

Operating, general and administrative expenses as a percent of sales in the second quarter 1998, including the One-Time Expenses of $11.6 million, were 17.6% compared to 17.4% in 1997. On a year-to-date basis operating, general and administrative expenses as a percent of sales in 1998, including the One-Time Expense of $11.6 million, were 17.5% compared to 17.4% through two quarters of 1997.


NET INTEREST EXPENSE

Net interest expense decreased to $63.1 million in the second quarter 1998 as compared to $68.4 million in last year's second quarter. Year-to-date net interest expense totaled $127.3 million in 1998 as compared to $138.1 million in 1997.

To reduce its effective interest expense, the Company has purchased a portion of the debt under certain of its structured financings. Excluding the debt incurred to make these purchases, which are classified as investments, and the pre-funding of employee benefits, the Company's long-term debt at the end of the second quarter was $3.04 billion, down from $3.28 billion at the end of the 1997 second quarter.


NET EARNINGS

The Company's net earnings in the second quarter 1998, excluding the One-Time Expenses of $32.5 million after tax, were $126.8 million or $.48 per diluted share as compared to net earnings in the second quarter 1997 of $105.1 million or $.40 per diluted share. Net earnings in the second quarter 1997 were negatively affected by an extraordinary loss of $3.0 million or $.01 per diluted share.

The Company's year-to-date net earnings through two quarters of 1998, excluding the One-Time Expenses of $32.5 million after tax and the Accounting Change of $55.6 million after tax, were $229.9 million or $.86 per diluted share as compared to net earnings through two quarters of 1997 of $192.2 million or $.73 per diluted share. Year-to-date net earnings in 1998 were negatively affected by an extraordinary loss of $4.3 million or $.02 per diluted share as compared to an extraordinary loss of $8.2 million or $.03 per diluted share in 1997. The extraordinary loss in both years resulted from the early retirement of long term debt.

The Company's second quarter 1998 net earnings, including the One-Time Expenses of $32.5 million after tax, were $94.3 million or $.36 per diluted share as compared to net earnings in the second quarter 1997 of $105.1 million or $.40 per diluted share. Net earnings in the second quarter of 1997 were negatively affected by an extraordinary loss of $3.0 million or $.01 per diluted share.

Net earnings through two quarters of 1998, including the One-Time Expenses of $32.5 million after tax and the Accounting Change of $55.6 million after tax, were $141.8 million or $.53 per diluted share compared to net earnings through two quarters of 1997 of $192.2 million or $.73 per diluted share. Year-to-date net earnings in 1998 were negatively affected by an extraordinary loss of $4.3 million or $.02 per diluted share compared to an extraordinary loss of $8.2 million or $.03 per diluted share in 1997. The extraordinary item in both years resulted from the early retirement of debt.


LIQUIDITY AND CAPITAL RESOURCES

During the second quarter 1998 the Company repurchased or redeemed $3.3 million of its various subordinated debt issues. Through two quarters of 1998 the Company repurchased or redeemed $133.3 million of its various subordinated debt issues.

At the end of the second quarter 1998 the Company had $1,227.4 million available under its Credit Agreement to meet short-term liquidity needs.

Capital expenditures for the second quarter 1998 totaled $195.3 million as compared to $124.8 million for the second quarter 1997. Year-to-date capital expenditures for 1998 totaled $370.6 million as compared to $261.5 million year-to-date 1997.


CONSOLIDATED STATEMENT OF CASH FLOWS

The Company generated $687.5 million of cash from operating activities during the first half 1998 compared to $704.0 million in last year's first half.

Investing activities used $324.7 million in cash during the first half of 1998 as compared to $268.4 million last year. The
Company's capital investment in the first half of 1998 increased
$109.2 million from the first half of 1997.

Financing activities during the second quarter used $366.7 million in cash as compared to $439.1 million last year. The Company's net debt reductions in the second quarter of 1998 equaled $235.0 million as compared to $224.0 million in the second quarter of 1997. Additionally, debt prepayment costs and new financing charges used $24.7 million of cash as compared to $13.5 million in 1997. The change in the balance of outstanding checks used $77.1 million of cash in 1998 compared to $170.8 million in 1997.


OUTLOOK

Statements below regarding the Company's expectations, hopes, beliefs, intentions or strategies are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. While we believe that the statements are accurate, uncertainties and other factors could cause actual results to differ materially from those statements. In particular:

     The Company obtains sales growth from new square footage, as well as from increased productivity from existing locations. During 1998, the Company is expected to open, acquire, relocate or expand 96 stores and remodel approximately 100 units. Full year square footage growth is expected to equal 4.5% to 5.0%. The Company expects to continue to realize savings from economies of scale in technology and logistics, some of which may be reinvested in retail price reductions to increase sales volume.

     The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

     The Company expects to continue capital spending in technology focusing on improved store operation, logistics, procurement, category management, merchandising and distribution practices, which should continue to improve merchandising cost as a percent of sales.

     The Company expects 1998 net interest expense to total approximately $275-$280 million.

     The Company expects to incur an extraordinary loss in each of the remaining quarters of 1998 as it continues to retire its higher-cost debt.

     The Company expects to reduce working capital over the next 2 years.

     The Company is raising its earnings per share target to a 15%- 17% average annual increase over fiscal years 1999-2001 from the previously stated target of a 13%-15% average annual increase.

     Capital expenditures for the year are expected to total $750- $800 million as compared to $612.2 million during all of 1997. The increase reflects the Company's strategy of growth through expansion as well as the Company's emphasis, whenever possible, on self-development and ownership of store real estate, as well as logistics improvements.

     The Company currently is working to resolve the potential effect of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on current information, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. If the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. The Company believes, however, that it has allocated the resources necessary to resolve all significant year 2000 issues in a timely manner.

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

                      PART II - OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  May 14, 1998 -- Annual Meeting

          (b) The shareholders elected five directors to serve until the annual meeting of shareholders in 2001 or until their successors have been elected and qualified, authorized an amendment to the Amended Articles of Incorporation to increase the authorized shares of common stock from 350,000,000 to 1,000,000,000, and ratified the selection of Coopers & Lybrand L.L.P., now known as PricewaterhouseCoopers LLP, as Company auditors for 1998.

          Votes cast were as follows:

     To Serve Until 2001           For             Withheld        Broker Non-Votes
     -------------------           ---             --------        ----------------
     John L. Clendenin         215,796,054         3,526,201               0
     David B. Dillon           216,059,906         3,262,349               0
     Patricia Shontz Longe     216,116,773         3,205,482               0
     Thomas H. O'Leary         216,119,695         3,202,560               0
     James D. Woods            216,119,717         3,202,538               0

                           For           Against       Withheld    Broker Non-Votes
                           ---           -------       --------    ----------------

     Amendment to      186,898,649     31,346,321      1,077,285           0
     Increase Author-
     ized Shares

                           For           Against       Withheld    Broker Non-Votes
                           ---           -------       --------    ----------------
     Coopers &         217,434,431       847,998       1,039,826           0
     Lybrand L.L.P.


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

          Exhibit 18.1 - Letter from PricewaterhouseCoopers LLP
          ------------
          regarding change in accounting.

          Exhibit 27.1 - Financial Data Schedule.
          ------------

          Exhibit 27.2 - Restated Financial Data Schedule.
          ------------

          Exhibit 99.1 - Additional Exhibits - Statement of
          ------------
          Computation of Ratio of Earnings to Fixed Charges.

     (b) The Company disclosed and filed its earnings release for the first quarter 1998 in its Current Report on Form 8-K dated April 15, 1998; the form of Underwriting Agreement, form of Senior Indenture, and the Statement of Eligibility on Form T-1 related to its Registration Statement No. 333-50269 on Form S-3 that provides for the issuance of Securities in an aggregate amount of $800,000,000 in its Current Report on Form 8-K dated May 6, 1998; and the Pricing Agreement and First Supplemental Indenture related to its 7% Senior Notes due 2018 in its Current Report on Form 8-K dated May 11, 1998.

                              SIGNATURES
                              -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE KROGER CO.


Dated:  July 27, 1998              By:  (Joseph A. Pichler)
                                         Joseph A. Pichler
                                         Chairman of the Board and
                                           Chief Executive Officer



Dated:  July 27, 1998              By:  (J. Michael Schlotman)
                                         J. Michael Schlotman
                                         Vice President and
                                           Corporate Controller

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

Exhibit 18.1 - Letter from PricewaterhouseCoopers LLP regarding change in accounting.

Exhibit 27.1 - Financial Data Schedule.

Exhibit 27.2 - Restated Financial Data Schedule

Exhibit 99.1 - Additional Exhibits - Statement of Computation of
               Ratio of Earnings to Fixed Charges.