Form 10-Q
period 1998-10-03
KROGER CO
filed 1998-11-12
CIK 56873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 3, 1998 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from            to
                                                         ----------   ----------


     Commission file number    1-303

                                 THE KROGER CO.


An Ohio Corporation                        I.R.S. Employer Identification
                                                 No. 31-0345740


1014 Vine Street, Cincinnati, OH                    45202
----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code     (513) 762-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No           .
   ----------      -----------

There were 256,220,362 shares of Common Stock ($1 par value) outstanding as of October 31, 1998.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information for the quarters ended October 3, 1998 and October 4, 1997 includes the results of operations of The Kroger Co. for the 16 and 40 week periods ended October 3, 1998 and October 4, 1997, and of Dillon Companies, Inc. for the 13 and 39 week periods ended September 26, 1998 and September 27, 1997. In the opinion of management, the information reflects all adjustments which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. See footnotes five and six regarding one-time expenses and an accounting change.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                              3rd Quarter Ended       3 Quarters Ended
                                                           ----------------------  ------------------------
                                                           October 3,  October 4,   October 3,   October 4,
                                                              1998        1997        1998          1997
                                                           ----------  ----------  -----------  -----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .    $8,023,906  $7,686,640  $20,854,281  $20,057,847
                                                           ----------  ----------  -----------  -----------

Costs and expenses:
 Merchandise costs, including warehousing and
  transportation. . . . . . . . . . . . . . . . . . . .     6,091,003   5,863,919   15,958,653   15,292,020
 Operating, general and administrative. . . . . . . . .     1,426,686   1,365,987    3,669,521    3,520,788
 Rent . . . . . . . . . . . . . . . . . . . . . . . . .       104,301     101,238      269,895      252,072
 Depreciation and amortization. . . . . . . . . . . . .       124,436     112,009      315,903      285,584
 Interest expense, net. . . . . . . . . . . . . . . . .        76,856      85,213      204,116      223,313
                                                           ----------  ----------  -----------  -----------

     Total. . . . . . . . . . . . . . . . . . . . . . .     7,823,282   7,528,366   20,418,088   19,573,777
                                                           ----------  ----------  -----------  -----------


Earnings before income tax expense and
 extraordinary loss . . . . . . . . . . . . . . . . . .       200,624     158,274      436,193      484,070
Income tax expense. . . . . . . . . . . . . . . . . . .        76,239      61,744      165,757      187,143
                                                           ----------  ----------   ----------  -----------

Earnings before extraordinary loss. . . . . . . . . . .       124,385      96,530      270,436      296,927
Extraordinary loss (net of income tax credit) . . . . .        (6,490)       (802)     (10,783)      (9,045)
                                                           ----------  ----------   ----------  -----------
     Net earnings . . . . . . . . . . . . . . . . . . .    $  117,895  $   95,728   $  259,653  $   287,882
                                                           ==========  ==========   ==========  ===========

Basic earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . .        $ 0.49      $ 0.38       $ 1.06       $ 1.17
 Extraordinary loss . . . . . . . . . . . . . . . . . .         (0.03)       0.00        (0.04)       (0.04)
                                                               ------      ------       ------       ------
     Net earnings . . . . . . . . . . . . . . . . . . .        $ 0.46      $ 0.38       $ 1.02       $ 1.13
                                                               ======      ======       ======       ======

Average number of common shares used in basic per share
 calculation. . . . . . . . . . . . . . . . . . . . . .       256,039     254,423      255,701      254,184

Diluted earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . .         $0.47       $0.37       $ 1.02       $ 1.13
 Extraordinary loss . . . . . . . . . . . . . . . . . .         (0.02)       0.00        (0.04)       (0.03)
                                                                -----       -----       ------       ------
     Net earnings . . . . . . . . . . . . . . . . . . .         $0.45       $0.37       $ 0.98       $ 1.10
                                                                =====       =====       ======       ======

Average number of common shares used in diluted
 per share calculation. . . . . . . . . . . . . . . . .       265,415     263,078      265,237      262,575

--------------------------------------------------------------------------------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)
                                   (unaudited)

                                                                October 3,          December 27,
                                                                   1998                 1997
                                                                ----------           ----------
ASSETS
Current assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .       $   74,845           $   65,484
  Receivables . . . . . . . . . . . . . . . . . . . . . .          381,756              400,529
  Inventories:
    FIFO cost . . . . . . . . . . . . . . . . . . . . . .        2,186,980            2,273,896
    Less LIFO reserve . . . . . . . . . . . . . . . . . .         (480,931)            (467,931)
                                                                ----------           ----------
                                                                 1,706,049            1,805,965
  Property held for sale. . . . . . . . . . . . . . . . .           12,919               39,672
  Prepaid and other current assets. . . . . . . . . . . .          173,748              328,901
                                                                ----------           ----------
      Total current assets. . . . . . . . . . . . . . . .        2,349,317            2,640,551

Property, plant and equipment, net. . . . . . . . . . . .        3,644,044            3,296,599
Investments and other assets. . . . . . . . . . . . . . .          474,836              364,191
                                                                ----------           ----------
      Total Assets. . . . . . . . . . . . . . . . . . . .       $6,468,197           $6,301,341
                                                                ==========           ==========

LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .       $  154,062           $   14,304
  Current portion of obligations under
    capital leases. . . . . . . . . . . . . . . . . . . .           10,897               10,031
  Accounts payable. . . . . . . . . . . . . . . . . . . .        1,684,968            1,781,527
  Other current liabilities . . . . . . . . . . . . . . .        1,287,972            1,137,654
                                                                ----------           ----------
      Total current liabilities . . . . . . . . . . . . .        3,137,899            2,943,516

Long-term debt. . . . . . . . . . . . . . . . . . . . . .        3,121,234            3,306,451
Obligations under capital leases. . . . . . . . . . . . .          192,938              186,624
Deferred income taxes . . . . . . . . . . . . . . . . . .          146,642              166,013
Other long-term liabilities . . . . . . . . . . . . . . .          472,705              483,585
                                                                ----------           ----------
      Total Liabilities . . . . . . . . . . . . . . . . .        7,071,418            7,086,189
                                                                ----------           ----------

SHAREOWNERS' DEFICIT
Common capital stock, par $1, at stated value
  Authorized: 1,000,000,000 shares
  Issued:  1998 - 280,560,937 shares
           1997 - 277,153,260 shares. . . . . . . . . . .          772,322              728,644
Accumulated deficit . . . . . . . . . . . . . . . . . . .         (924,741)          (1,184,394)
Common stock in treasury, at cost
           1998 - 24,826,941 shares
           1997 - 22,182,650 shares . . . . . . . . . . .         (450,802)            (329,098)
                                                                ----------           ----------
    Total Shareowners' Deficit                                    (603,221)            (784,848)
                                                                ----------           ----------
    Total Liabilities and Shareowners' Deficit. . . . . .       $6,468,197           $6,301,341
                                                                ==========           ==========

--------------------------------------------------------------------------------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                          3 Quarters Ended
                                                                    ------------------------------
                                                                     October 3,         October 4,
                                                                        1998               1997
                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . .   $  259,653          $  287,882
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .       10,783               9,045
     Depreciation and amortization. . . . . . . . . . . . . . . .      315,903             285,584
     Amortization of deferred financing costs . . . . . . . . . .        9,250              11,142
     LIFO charge. . . . . . . . . . . . . . . . . . . . . . . . .       13,000              11,000
     Net increase in cash from changes in operating
       assets and liabilities, detail below . . . . . . . . . . .      407,720             295,552
     Other changes, net . . . . . . . . . . . . . . . . . . . . .       (9,263)             (2,557)
                                                                    ----------          ----------
        Net cash provided by operating activities . . . . . . . .    1,007,046             897,648
                                                                    ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .     (665,980)           (421,262)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .       40,797              20,148
  Decrease in property held for sale. . . . . . . . . . . . . . .       20,983                 728
  Increase in other investments . . . . . . . . . . . . . . . . .      (94,479)           (168,893)
                                                                    ----------          ----------
        Net cash used by investing activities . . . . . . . . . .     (698,679)           (569,279)
                                                                    ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .      (14,803)             (7,696)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .      (29,307)            (24,988)
  Principal payments under capital lease obligations. . . . . . .       (7,780)             (7,154)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .      626,011             645,956
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .     (671,470)           (736,246)
  Outstanding checks. . . . . . . . . . . . . . . . . . . . . . .     (122,839)           (164,108)
  Proceeds from issuance of capital stock . . . . . . . . . . . .       42,886              33,893
  Capital stock reacquired. . . . . . . . . . . . . . . . . . . .     (121,704)            (69,286)
                                                                    ----------          ----------

        Net cash used by financing activities . . . . . . . . . .     (299,006)           (329,629)
                                                                    ----------          ----------

Net increase(decrease) in cash and temporary cash investments . .        9,361              (1,260)

Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .       65,484              67,052
                                                                    ----------          ----------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .   $   74,845          $   65,792
                                                                    ==========          ==========


INCREASE (DECREASE) IN CASH FROM CHANGES IN OPERATING ASSETS AND LIABILITIES:

    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .   $   86,916          $   (2,814)
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . .       18,773             (21,188)
    Prepaid and other current assets. . . . . . . . . . . . . . .      154,920             103,434
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .       26,280              32,128
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .      (31,622)              6,340
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .      152,453             177,652
                                                                    ----------          ----------
                                                                    $  407,720          $  295,552
                                                                    ==========          ==========

--------------------------------------------------------------------------------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

Supplemental disclosures of cash flow information:

                                                       3 Quarters Ended
                                                  --------------------------
                                                  October 3,      October 4,
                                                     1998            1997
                                                  ----------      ----------

Cash paid during the period for:
   Interest (net of amount capitalized)           $ 214,432       $ 220,663
   Income taxes                                     169,471         126,673

--------------------------------------------------------------------------------

                   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.       BASIS OF PRESENTATION
         ---------------------

         The year-end condensed balance sheet data was derived from audited financial statements and, due to its summary nature, does not contain all information required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to current year presentation.


2.       INCOME TAXES
         ------------

         The effective income tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes.


3.       EXTRAORDINARY LOSS
         ------------------

         The extraordinary loss for the three quarters ended October 3, 1998 and October 4, 1997 of $10.8 million and $9.0 million, respectively, net of income taxes of $6.5 million and $5.7 million, respectively, is related to the early retirement of long-term debt. The extraordinary loss for the quarters ended October 3, 1998 and October 4, 1997, of $6.5 million and $.8 million, respectively, net of income taxes of $3.9 million and $.5 million, respectively, is related to the early retirement of long-term debt.

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

                                            For the quarter ended        For the quarter ended
                                               October 3, 1998               October 4, 1997
                                        ----------------------------   ---------------------
                                         Income     Shares    Per      Income    Shares    Per
                                        (Numer-    (Denomi-   Share   (Numer-   (Denomi-   Share
                                          ator      nator    Amount     ator      nator   Amount
                                        --------   --------  -------  -------   --------  ------
         Basic EPS
         ---------
         Earnings before extraordinary
           loss . . . . . . . . . . .   $124,385    256,039   $0.49   $ 96,530   254,423   $0.38

         Effect of Dilutive Securities
         -----------------------------
           Stock option awards. . . .                 9,376                        8,655

         Diluted EPS
         -----------
           Income available to share-
             holders plus assumed       --------    -------   -----   --------   -------   -----
             conversions. . . . . . .   $124,385    265,415   $0.47   $ 96,530   263,078   $0.37
                                        ========    =======   =====   ========   =======   =====


                                            For 3 quarters ended        For 3 quarters ended
                                               October 3, 1998              October 4, 1997
                                        ---------------------------   ---------------------
                                         Income     Shares    Per      Income    Shares    Per
                                        (Numer-    (Denomi-   Share   (Numer-   (Denomi-   Share
                                          ator      nator    Amount     ator      nator   Amount
                                        --------   --------  ------   --------  --------  ------
         Basic EPS
         ---------
         Earnings before extraordinary
           loss . . . . . . . . . . .   $270,436    255,701   $1.06   $296,927   254,184   $1.17

         Effect of Dilutive Securities
         -----------------------------
           Stock option awards. . . .                 9,536                        8,391

         Diluted EPS
         -----------
           Income available to share-
             holders plus assumed       --------    -------   -----   --------   -------   -----
             conversions. . . . . . .   $270,436    265,237   $1.02   $296,927   262,575   $1.13
                                        ========    =======   =====   ========   =======   =====

5.       ONE-TIME EXPENSES
         -----------------

         In the second quarter of 1998, the Company incurred approximately $40.8 million pre-tax, $25.3 million after-tax or $.09 per diluted share, in one-time expenses associated with its logistics initiatives. These expenses include the costs associated with exiting a joint venture that formerly operated as a wholesale distributor for the Company's Michigan stores. This warehouse is now operated by a third party, with the Company procuring and owning the inventory. These expenses also include the transition costs related to one new Company operated warehouse facility and one new warehouse facility operated by an unaffiliated entity, including the carrying costs of the facilities idled as a result of these new warehouses and the associated employee severance costs. The expenses described above include non-cash asset writedowns of $15.5 million and were included in merchandise costs, including warehouse and transportation. Cash costs paid to date are $12.1 million and the remaining accrual of $13.2 million at October 3, 1998 relates to severance costs that will be paid through the second quarter of 1999 and carrying costs for idle warehouse facilities through 2001.

         Additionally, in the second quarter of 1998, the Company incurred one-time expenses of $11.6 million pre-tax, $7.2 million after-tax or $.03 per diluted share, associated with accounting, data and operations consolidations in Texas, including the costs associated with closing eight stores and relocating the remaining Dallas office employees to a smaller facility. These expenses, which include non-cash asset writedowns of $2.2 million, were includes in Operating, General and Administrative expenses. Cash costs paid to date are $0.6 million and the remaining accrual of $8.8 million at October 3, 1999 represents estimated rent or lease termination costs that will be paid on closed stores.


6.       ACCOUNTING CHANGE
         -----------------

         In the second quarter of 1998, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the item cost method. The change was made to more accurately reflect inventory value by eliminating the averaging and estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 1997 cannot be determined. The effect of the change on the December 28, 1997 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in restated results for the quarter ended March 21, 1998, and increased merchandise costs by $89.7 million and reduced earnings before extraordinary loss and net earnings by $55.6 million, or $0.21 per diluted share. Pro forma effects of the change for prior periods have not been presented as cost information is not determinable. The effect of adopting the item cost method on earnings before extraordinary loss and on net earnings through three quarters ended October 3, 1998 is not material.


7.       SUBSEQUENT EVENTS
         -----------------

         On October 19, 1998 the Company announced its intended merger with Fred Meyer, Inc. Under the terms of the merger, Fred Meyer, Inc. shareholders will receive one newly issued share of Kroger common stock for each Fred Meyer, Inc. common share. The transaction will be accounted for as a pooling of interests. It is expected to close in early 1999 subject to approval of Kroger and Fred Meyer shareholders, antitrust clearance and customary closing conditions. Additional information regarding the merger can be found in the Company's current report on Form 8-K dated October 20, 1998.

8.       RECENTLY ISSUED ACCOUNTING STANDARDS
         ------------------------------------

         The Financial Accounting Standards Board issued Statement of Financial Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information", No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits", No. 133 "Accounting for Derivative Instruments and Hedging Activities", and No. 134 "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". The Company has not yet determined what effect, if any, these statements will have.


9.       COMPREHENSIVE INCOME
         --------------------

         The Company has no items of other comprehensive income in any period presented. Therefore net earnings as presented in the Consolidated Statement of Operations equals comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Total sales for the third quarter of 1998 increased 4.4% from the third quarter 1997 to a record $8.0 billion. Food store sales increased 4.9% over the 1997 third quarter. During the third quarter of 1998, food stores' square footage increased 3.2% over the same period last year. Sales in identical food stores, units that have been in operation for one full year and have not been expanded or relocated during that period, increased 2.1% versus a .7% decrease in 1997. Third quarter comparable store sales, which include results of expanded and relocated stores, increased 3.6% versus a 2.5% increase in 1997. A review of sales trends by lines of business is as follows:

                                         (in thousands of dollars)
                                                3rd Quarter
                               % of 1998 -------------------------
       Lines of Business         Sales       1998        1997       Change
       ---------------------   ---------  ----------  ----------    ------
       Food Stores  ........     93.9%    $7,535,877  $7,186,263     +4.9%
       Convenience Stores ..      3.3%       266,124     268,963     -1.1%
       Other Sales  ........      2.8%       221,905     231,414     -4.1%
                               ---------  ----------  ----------

       Total Sales  ........    100.0%    $8,023,906  $7,686,640     +4.4%

                                         (in thousands of dollars)
                                          3 Quarters Year-to-date
                               % of 1998 -------------------------
       Lines of Business         Sales        1998         1997      Change
       ---------------------   ---------  -----------  -----------   ------
       Food Stores  ........     93.7%    $19,533,181  $18,712,652    +4.4%
       Convenience Stores ..      3.5%        742,056      758,044    -2.1%
       Other Sales  ........      2.8%        579,044      587,151    -1.4%
                               ---------  -----------  -----------

       Total Sales  ........    100.0%    $20,854,281  $20,057,847    +4.0%

Convenience stores' identical grocery sales increased 7.0%, identical gasoline sales decreased 10.7%, and identical gas gallons increased 4.0%. Total sales for the Company's convenience store group were weakened by a 14.7% decline in the average retail price per gallon of gasoline as compared to the third quarter of 1997. Total gallons sold increased 5.6% during this period.

Other sales, consisting of non-retail sales to unaffiliated entities, decreased 4.1% versus the third quarter 1997. These included sales of product manufactured or packaged to customers' specifications.

ONE-TIME EXPENSES

In the second quarter of 1998, the Company incurred approximately $40.8 million pre-tax, $25.3 million after-tax or $.09 per diluted share, in one-time expenses associated with its logistics initiatives. These expenses include the costs associated with exiting a joint venture that formerly operated as a wholesale distributor for the Company's Michigan stores. This warehouse is now operated by a third party, with the Company procuring and owning the inventory. These expenses also include the transition costs related to one new Company warehouse facility and one new warehouse facility operated by an unaffiliated entity, including the carrying costs of the facilities idled as a result of these new warehouses and the associated employee severance costs. The expenses described above include non-cash asset writedowns of $15.5 million and were included in merchandise costs, including warehouse and transportation. Cash costs paid to date are $12.1 million and the remaining accrual of $13.2 million at October 3, 1998 relates to severance costs that will be paid through the second quarter of 1999 and carrying costs for idle warehouse facilities through 2001.

Additionally, in the second quarter of 1998, the Company incurred one-time expenses of $11.6 million pre-tax, $7.2 million after-tax or $.03 per diluted share, associated with accounting, data and operations consolidations in Texas, including the costs associated with closing eight stores and relocating the remaining Dallas office employees to a smaller facility. These expenses, which include non-cash asset writedowns of $2.2 million, were includes in Operating, General and Administrative expenses. Cash costs paid to date are $0.6 million and the remaining accrual of $8.8 million at October 3, 1999 represents estimated rent or lease termination costs that will be paid on closed stores.

ACCOUNTING CHANGE

In the second quarter of 1998, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the item cost method. The change was made to more accurately reflect inventory value by eliminating the averaging and estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 1997 cannot be determined. The effect of the change on the December 28, 1997 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in restated results for the quarter ended March 21, 1998, and increased merchandise costs by $89.7 million and reduced earnings before extraordinary loss and net earnings by $55.6 million, or $0.21 per diluted share. Pro forma effects of the change for prior periods have not been presented as cost information is not determinable. The effect of adopting the item cost method on earnings before extraordinary loss and on net earnings through three quarters ended October 3, 1998 is not material.


EBITD

The Company's $1.5 Billion Five-Year Credit Agreement and $500 Million 364-Day Credit Agreement (collectively, the "Credit Agreement"), and the indentures underlying approximately $380 million of publicly issued debt contain various restrictive covenants, many of which are based on earnings before interest, taxes, depreciation, LIFO charge, and unusual and extraordinary items ("EBITD"). The ability to generate EBITD at levels sufficient to satisfy the requirements of these agreements is a key measure of the Company's financial strength. The presentation of EBITD is not intended to be an alternative to any generally accepted accounting principle measure of performance but rather to facilitate an understanding of the Company's performance compared to its debt covenants. At October 3, 1998, the Company was in compliance with all covenants of its Credit Agreements and its indentures. The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

EBITD for the third quarter of 1998 increased 13.5% to $406.9 million compared to $358.5 million in the third quarter of 1997. On a year-to-date basis, excluding one-time expenses, as described in "One-Time Expenses", above ("One-Time Expenses"), of $52.4 million and the $89.7 million accounting change, as described in "Accounting Change", above ("Accounting Change"), 1998 EBITD increased 10.7% to $1,111.3 million compared to $1,004.0 million in 1997. On a year-to-date basis, including One-Time Expenses and the Accounting Change, 1998 EBITD decreased 3.5% to $969.2 million compared to $1,004.0 million in 1997.


MERCHANDISE COSTS

Merchandise costs for the third quarter 1998, including advertising, warehousing and transportation expense and LIFO charges, declined to 75.9% of sales compared to 76.3% in the third quarter 1997. Merchandise costs were affected positively by the Company's strategic initiatives in coordinated purchasing, category management and operating improvements due to logistics and technology related efficiencies. Year-to-date 1998 merchandise costs, excluding One-Time Expenses of $40.8 million and the $89.7 million Accounting Change, declined to 75.9% of sales compared to 76.2% year-to-date in 1997.

Year-to-date 1998 merchandise costs, including One-Time Expenses of $40.8 million and the $89.7 million Accounting Change, increased to 76.5% of sales compared to 76.2% in 1997.


OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating, general and administrative expenses as a percent of sales in the third quarter 1998, were 17.8% which was equal to the rate for the third quarter 1997. On a year-to-date basis, operating, general and administrative expenses as a percent of sales, excluding One-Time Expenses of $11.6 million, remained at 17.5% of sales through three quarters for both 1998 and 1997.

On a year-to-date basis, operating, general and administrative expenses as a percent of sales, including the One-Time Expense of $11.6 million, were 17.6% through three quarters of both 1998 and 1997.

NET INTEREST EXPENSE

Net interest expense decreased to $76.9 million in the third quarter 1998 as compared to $85.2 million in last year's third quarter. Year-to-date net interest expense totaled $204.1 million in 1998 as compared to $223.3 million in 1997.

To reduce net interest expense, the Company has purchased a portion of the debt under certain of its structured financings. Excluding the debt incurred to make these purchases, which are classified as investments, and the pre-funding of employee benefits, the Company's long-term debt at the end of the third quarter was $3.19 billion, down from $3.27 billion at the end of the 1997 third quarter.


NET EARNINGS

The Company's net earnings in the third quarter 1998 were $117.9 million or $.45 per diluted share as compared to net earnings in the third quarter 1997 of $95.7 million or $.37 per diluted share. Net earnings in the third quarter 1998 were negatively affected by an extraordinary loss of $6.5 million or $.02 per diluted share as compared to an extraordinary loss of $0.8 million in 1997. The Company's net earnings before the extraordinary loss in the third quarter of 1998 were $124.4 million or $.47 per diluted share compared to net earnings before the extraordinary loss in the third quarter 1997 of $96.5 million or $.37 per diluted share.

The Company's year-to-date net earnings through three quarters of 1998, excluding the One-Time Expenses of $32.5 million after tax and the Accounting Change of $55.6 million after tax, were $347.8 million or $1.31 per diluted share as compared to net earnings through three quarters of 1997 of $287.9 million or $1.10 per diluted share. Year-to-date net earnings in 1998 were negatively affected by an extraordinary loss of $10.8 million or $.04 per diluted share as compared to an extraordinary loss of $9.0 million or $.03 per diluted share in 1997. The extraordinary loss in both years resulted from the early retirement of long term debt.

Net earnings through three quarters of 1998, including the One-Time Expenses of $32.5 million after tax and the Accounting Change of $55.6 million after tax, were $259.7 million or $.98 per diluted share compared to net earnings through three quarters of 1997 of $287.9 million or $1.10 per diluted share. Year-to-date net earnings in 1998 were negatively affected by an extraordinary loss of $10.8 million or $.04 per diluted share compared to an extraordinary loss of $9.0 million or $.03 per diluted share in 1997. The extraordinary item in both years resulted from the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter 1998 the Company repurchased or redeemed $193.1 million of its various subordinated debt issues. Through three quarters of 1998 the Company repurchased or redeemed $326.5 million of its various subordinated debt issues.

At the end of the third quarter 1998 the Company had $1,045.9 million available under its Credit Agreement to meet short-term liquidity needs.

Capital expenditures for the third quarter 1998 totaled $295.2 million as compared to $159.8 million for the third quarter 1997. Year-to-date capital expenditures for 1998 totaled $666.0 million as compared to $421.3 million year-to-date 1997.


CONSOLIDATED STATEMENT OF CASH FLOWS

The Company generated $1,007.0 million of cash from operating activities during the three quarters 1998 compared to $897.6 million in last year's three quarters.

Investing activities used $698.7 million in cash during the three quarters of 1998 as compared to $569.3 million last year. The Company's capital investment in the three quarters of 1998 increased $244.7 million from the three quarters of 1997.

Financing activities during the three quarters used $299.0 million in cash as compared to $329.6 million last year. The Company's net debt reductions in the three quarters of 1998 equaled $45.5 million as compared to $90.3 million in the three quarters of 1997. Additionally, debt prepayment costs and new financing charges used $44.1 million of cash as compared to $32.7 million in 1997. The change in the balance of outstanding checks used $122.8 million of cash in 1998 compared to $164.1 million in 1997.


SUBSEQUENT EVENTS

On October 19, 1998 the Company announced its intended merger with Fred Meyer, Inc. Under the terms of the merger, Fred Meyer, Inc. shareholders will receive one newly issued share of Kroger common stock for each Fred Meyer, Inc. common share. The transaction will be accounted for as a pooling of interests. It is expected to close in early 1999 subject to approval of Kroger and Fred Meyer shareholders, antitrust clearance and customary closing conditions. Additional information regarding the merger can be found in the Company's current report on Form 8-K dated October 20, 1998.


OUTLOOK

Statements below regarding the Company's expectations, hopes, beliefs, intentions or strategies are forward looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. Since the intended merger described in the "Subsequent Events" section above is not expected to close until the early part of 1999, the effects of the merger are not considered in making these statements unless referred to specifically. While we believe that the statements are accurate, uncertainties and other factors could cause actual results to differ materially from those statements. In particular:



    - The Company obtains sales growth from new square footage, as well as from increased productivity from existing locations. During 1998, the Company is expected to open, acquire, relocate or expand 96 stores and remodel approximately 100 units. Full year square footage growth is expected to equal 4.5% to 5.0%. The Company expects to continue to realize savings from economies of scale in technology and logistics, some of which may be reinvested in retail price reductions to increase sales volume and enhance market share.

    - The Company believes it has adequate coverage of its debt covenants to continue to respond effectively to competitive conditions.

    - The Company expects to continue capital spending in technology focusing on improved store operations, logistics, procurement, category management, merchandising and distribution practices, which should continue to reduce merchandising cost as a percent of sales.

    - The Company expects 1998 net interest expense to total approximately $270-$275 million.

    - The Company expects to incur an extraordinary loss in the fourth quarter of 1998 as it continues to retire its higher-cost debt.

    -    The Company expects to reduce working capital over the next 2 years.

    - In the second quarter the Company raised its earnings per share target to a 15%-17% average annual increase over fiscal years 1999-2001 from the previously stated target of a 13%-15% average annual increase. Assuming consummation of the merger referenced in the "Subsequent Events" section above, the Company is raising its earnings per share target to a 16%-18% average annual increase effective with the year 2000.

    - Capital expenditures for the year are expected to total $800-$850 million as compared to $612.2 million during all of 1997. Capital Expenditures reflect the Company's strategy of growth through expansion and acquisition as well as the Company's emphasis, whenever possible, on self-development and ownership of store real estate, as well as logistics and technology improvements.

    - The Company and each of its subsidiaries are dependent on computer hardware, software, systems and processes ("IT Systems") and non-information technology systems such as telephones, clocks, scales and refrigeration controllers, and other equipment containing embedded microprocessor technology ("Non-IT Systems"). These systems are used in several critical operating areas including store and distribution operations, product merchandising and procurement, manufacturing plant operations, inventory and labor management, and accounting and administrative systems.

         The Company is currently working to resolve the potential effect of the year 2000 on the processing of date-sensitive information within these various systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

         The Company has developed a plan (the "Plan") to assess and update its IT Systems and Non-IT Systems for year 2000 compliance requirements and provide for continued functionality. The Plan consists of three major phases: (1) create an inventory of systems subject to the year 2000 problem and assess the scope of the problem as it relates to those systems; (2) remediate any year 2000 problems; (3) test and implement systems subsequent to remediation. The chart below shows the estimated completion status of each of these phases expressed as a percent of completion as of the end of the third quarter 1998.

                  Phase                        1         2         3
                                              (percent complete)
                  IT Systems                  83%       63%       52%
                  Non-IT Systems              72%       18%       16%

         Assessment and remediation of these systems is expected to be completed by the end of the first quarter of 1999. Testing and implementation will continue to take place as remediation is completed, and is expected to be finalized during the second quarter of 1999.

         In addition to the remediation of the IT Systems and Non-IT Systems, the Company is contacting all critical external entities (product suppliers, service providers, and those with which the Company exchanges information) to ensure they will be able to continue normal business operations uninterrupted. This effort also consists of three phases: (1) identify the entities and verify address and contact information; (2) mail the initial request; and (3) receive and accept response. This third step includes the verification of the Company's Year 2000 readiness, if appropriate. To date, the Company has identified and mailed Year 2000 verification requests to approximately 85% of the critical external entities. Approximately 24% of these entities have responded, and less than 10% of their Year 2000 readiness plans have been verified. We expect that substantially all critical external entities will have been contacted and Year 2000 readiness verified by the end of the first quarter 1999.

         Although the Company has not yet fully developed contingency plans related to uncertainties in the Plan, based on the results of our testing, implementation and verification efforts noted above, the Company will establish contingency plans in mission critical processes to address potential additional Year 2000 issues. We expect that these contingency plans will be in place by the end of the third quarter of 1999.

         The total estimated cost for the project, over a four year period, is $32.1 million, most of which is being expensed as incurred and is being funded through operating cash flow. This represents an immaterial part of the Company's IT budget over the period. The breakdown of the costs are as follows.

                                        Total Projected       Cost Incurred
                                              Cost                To Date
                                         (in millions)        (in millions)
                  Labor-Internal             $9.6                 $2.6
                  Labor-External             $8.4                 $5.0
                  Hardware Upgrades          $7.2                 $2.0
                  Software Upgrades          $2.8                 $0.7
                  Non-IT Upgrades            $3.0                 $0.2
                  Other                      $1.1                 $0.2
                                            -----                -----
                       Total                $32.1                $10.7


         If the company, its customers or vendors are unable to resolve processing issues in a timely manner, it could result in the disruption of the operation of IT Systems and or Non-IT Systems, and in a material financial risk. The company believes, however, that it has allocated the resources necessary to mitigate all significant year 2000 issues in a timely manner.

Inflationary factors, increased competition, construction delays, and labor disputes could affect the Company's ability to obtain expected increases in sales and earnings. Delays in store maturity, increased competition and increased capital spending could adversely affect the anticipated increase in sales per square foot. Increases in gross profit rate may not be achieved if start-up costs are higher than expected or if problems associated with integrating new systems occur. Increased operating costs and changes in inflationary trends could prevent the Company from reducing operating, general and administrative expenses. New technologies could fail to achieve the desired savings and efficiencies. Net interest expenses could exceed expectations due to acquisitions, higher working capital usage, inflation, or increased competition. The Company's ability to achieve its storing goals could be hampered by construction delays, labor disputes, increased competition, delays in technology projects, and its ability to generate continued EBITD growth. The effects of the intended merger and the inherent complexity of computer software and reliance on third party software vendors to interface with the Company's systems could affect the completion of necessary 'year 2000' modifications.

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


         (a) EXHIBIT 3.1 - Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3(a) of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 16, 1997, and a Certificate of Amendment thereto is attached as Exhibit 3.1(a) hereto. The Company's Regulations are incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

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

                  EXHIBIT 27.1 - Financial Data Schedule.

                  EXHIBIT 99.1 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

         (b) The Company disclosed and filed the Pricing Agreement, Second Supplemental Indenture, and Calculation Agency Agreement related to its Puttable Reset Securities PURS(SM) due July 1, 2010 in its Current Report on Form 8-K dated June 26, 1998; and its earnings release for the second quarter 1998 in its Current Report on Form 8-K dated July 15, 1998.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE KROGER CO.


Dated: November 12, 1998                   By: /s/ Joseph A. Pichler
                --                            ----------------------------------
                                                   Joseph A. Pichler
                                                   Chairman of the Board and
                                                   Chief Executive Officer



Dated: November 12, 1998                   By: /s/ J. Michael Schlotman
                --                            ----------------------------------
                                                   J. Michael Schlotman
                                                   Vice President and
                                                   Corporate Controller

                                  Exhibit Index
                                  -------------



Exhibit
-------

Exhibit 3.1 -     Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3(a) of the Company's
                  Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 16, 1997, and a Certificate of
                  Amendment thereto is attached as Exhibit 3.1(a) hereto. The
                  Company's Regulations are incorporated by reference to Exhibit
                  4.2 of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January
                  28, 1993, and bearing Registration No. 33-57552.

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