Form 10-Q/A
period 1998-10-03
KROGER CO
filed 1999-03-03
CIK 56873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


  |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 3, 1998 or

  |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ______


         COMMISSION FILE NUMBER    1-303

                                 THE KROGER CO.


An Ohio Corporation                        I.R.S. Employer Identification
                                                 No. 31-0345740


1014 VINE STREET, CINCINNATI, OH                    45202
-------------------------------------------   ----------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code     (513) 762-4000

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

                                                              3rd Quarter Ended       3 Quarters Ended
                                                           -----------------------------------------------
                                                           October 3,  October 4,   October 3,   October 4,
                                                              1998        1997        1998          1997
                                                           ----------  ----------  -----------  --------

Sales . . . . . . . . . . . . . . . . . . . . . . . . .    $8,023,906  $7,686,640  $20,854,281  $20,057,847
                                                           ----------  ----------  -----------  -----------

Costs and expenses:
 Merchandise costs, including warehousing and
  transportation. . . . . . . . . . . . . . . . . . . .     6,091,003   5,863,919   15,958,653   15,292,020
 Operating, general and administrative. . . . . . . . .     1,426,686   1,365,987    3,669,521    3,520,788
 Rent . . . . . . . . . . . . . . . . . . . . . . . . .       104,301     101,238      269,895      252,072
 Depreciation and amortization. . . . . . . . . . . . .       124,436     112,009      315,903      285,584
 Interest expense, net. . . . . . . . . . . . . . . . .        76,856      85,213      204,116      223,313
                                                           ----------  ----------  -----------  -----------

     Total. . . . . . . . . . . . . . . . . . . . . . .     7,823,282   7,528,366   20,418,088   19,573,777
                                                           ----------  ----------  -----------  -----------


Earnings before income tax expense and
 extraordinary loss . . . . . . . . . . . . . . . . . .       200,624     158,274      436,193      484,070
Income tax expense. . . . . . . . . . . . . . . . . . .        76,239      61,744      165,757      187,143
                                                           ----------  ----------   ----------  -----------

Earnings before extraordinary loss. . . . . . . . . . .       124,385      96,530      270,436      296,927
Extraordinary loss (net of income tax credit) . . . . .        (6,490)       (802)     (10,783)      (9,045)
                                                           ----------  ----------   ----------  -----------
     Net earnings . . . . . . . . . . . . . . . . . . .    $  117,895  $   95,728   $  259,653  $   287,882
                                                           ==========  ==========   ==========  ===========

Basic earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . .        $ 0.49      $ 0.38       $ 1.06       $ 1.17
 Extraordinary loss . . . . . . . . . . . . . . . . . .         (0.03)       0.00        (0.04)       (0.04)
                                                               ------      ------       ------       ------
     Net earnings . . . . . . . . . . . . . . . . . . .        $ 0.46      $ 0.38       $ 1.02       $ 1.13
                                                               ======      ======       ======       ======

Average number of common shares used in basic per share
 calculation. . . . . . . . . . . . . . . . . . . . . .       256,039     254,423      255,701      254,184

Diluted earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . .         $0.47       $0.37       $ 1.02       $ 1.13
 Extraordinary loss . . . . . . . . . . . . . . . . . .         (0.02)       0.00        (0.04)       (0.03)
                                                                -----       -----       ------       ------
     Net earnings . . . . . . . . . . . . . . . . . . .         $0.45       $0.37       $ 0.98       $ 1.10
                                                                =====       =====       ======       ======

Average number of common shares used in diluted
 per share calculation. . . . . . . . . . . . . . . . .       265,415     263,078      265,237      262,575


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

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                         3 Quarters Ended
                                                                    ------------------------------
                                                                     October 3,         October 4,
                                                                        1998               1997
                                                                    -----------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . .   $  259,653          $  287,882
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .       10,783               9,045
     Depreciation and amortization. . . . . . . . . . . . . . . .      315,903             285,584
     Amortization of deferred financing costs . . . . . . . . . .        9,250              11,142
     LIFO charge. . . . . . . . . . . . . . . . . . . . . . . . .       13,000              11,000
     Net increase in cash from changes in operating
       assets and liabilities, detail below . . . . . . . . . . .      407,720             295,552
     Other changes, net . . . . . . . . . . . . . . . . . . . . .       (9,263)             (2,557)
                                                                    ----------          ----------
        Net cash provided by operating activities . . . . . . . .    1,007,046             897,648
                                                                    ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .     (665,980)           (421,262)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .       40,797              20,148
  Decrease in property held for sale. . . . . . . . . . . . . . .       20,983                 728
  Increase in other investments . . . . . . . . . . . . . . . . .      (94,479)           (168,893)
                                                                    ----------          ----------
        Net cash used by investing activities . . . . . . . . . .     (698,679)           (569,279)
                                                                    ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .      (14,803)             (7,696)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .      (29,307)            (24,988)
  Principal payments under capital lease obligations. . . . . . .       (7,780)             (7,154)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .      626,011             645,956
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .     (671,470)           (736,246)
  Outstanding checks. . . . . . . . . . . . . . . . . . . . . . .     (122,839)           (164,108)
  Proceeds from issuance of capital stock . . . . . . . . . . . .       42,886              33,893
  Capital stock reacquired. . . . . . . . . . . . . . . . . . . .     (121,704)            (69,286)
                                                                    ----------          ----------

        Net cash used by financing activities . . . . . . . . . .     (299,006)           (329,629)
                                                                    ----------          ----------

Net increase(decrease) in cash and temporary cash investments . .        9,361              (1,260)

Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .       65,484              67,052
                                                                    ----------          ----------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .   $   74,845          $   65,792
                                                                    ==========          ==========


INCREASE (DECREASE) IN CASH FROM CHANGES IN OPERATING ASSETS AND LIABILITIES:

    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .   $   86,916          $   (2,814)
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . .       18,773             (21,188)
    Prepaid and other current assets. . . . . . . . . . . . . . .      154,920             103,434
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .       26,280              32,128
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .      (31,622)              6,340
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .      152,453             177,652
                                                                    ----------          ----------
                                                                    $  407,720          $  295,552
                                                                    ==========          ==========



--------------------------------------------------------------------------------

               The accompanying notes are an integral part of the consolidated financial statements.

Supplemental disclosures of cash flow information:

                                                       3 Quarters Ended
                                                  --------------------------
                                                  October 3,      October 4,
                                                     1998            1997
                                                  ----------      -------

Cash paid during the period for:

   Interest (net of amount capitalized)            $214,432        $220,663
   Income taxes                                     169,471         126,673





























--------------------------------------------------------------------------------

               The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

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

                                            For the quarter ended        For the quarter ended
                                               OCTOBER 3, 1998               OCTOBER 4, 1997
                                        ----------------------------   ---------------------
                                         Income     Shares    Per      Income    Shares    Per
                                        (Numer-    (Denomi-   Share   (Numer-   (Denomi-   Share
                                          ator      nator    amount     ator      nator   amount
                                        --------    -------   -----   --------   -------   -----
         BASIC EPS
         Earnings before extraordinary
           loss . . . . . . . . . . .   $124,385    256,039   $0.49   $ 96,530   254,423   $0.38

         EFFECT OF DILUTIVE SECURITIES
           Stock option awards. . . .                 9,376                        8,655
                                        --------    -------   -----   --------   -------   -----
         DILUTED EPS
           Income available to share-
             holders plus assumed
             conversions. . . . . . .   $124,385    265,415   $0.47   $ 96,530   263,078   $0.37
                                        ========    =======   =====   ========   =======   =====


                                            For 3 quarters ended        For 3 quarters ended
                                               OCTOBER 3, 1998              OCTOBER 4, 1997
                                        ---------------------------   ---------------------
                                         Income     Shares    Per      Income    Shares    Per
                                        (Numer-    (Denomi-   Share   (Numer-   (Denomi-   Share
                                          ator      nator    amount     ator      nator   amount
                                        --------    -------   -----   --------   -------   -----
         BASIC EPS
         Earnings before extraordinary
           loss . . . . . . . . . . .   $270,436    255,701   $1.06   $296,927   254,184   $1.17

         EFFECT OF DILUTIVE SECURITIES
           Stock option awards. . . .                 9,536                        8,391
                                        --------    -------   -----   --------   -------   -----
         DILUTED EPS
           Income available to share-
             holders plus assumed
             conversions. . . . . . .   $270,436    265,237   $1.02   $296,927   262,575   $1.13
                                        ========    =======   =====   ========   =======   =====

5.       ONE-TIME EXPENSES

         In the second quarter of 1998, the Company incurred approximately $40.8 million pre-tax, $25.3 million after-tax or $.09 per diluted share, in one-time expenses associated with its logistics initiatives. These expenses include the costs associated with exiting a joint venture that formerly operated as a wholesale distributor for the Company's Michigan stores. This warehouse is now operated by a third party, with the Company procuring and owning the inventory. These expenses also include the transition costs related to one new Company operated warehouse facility and one new warehouse facility operated by an unaffiliated entity, including the carrying costs of the facilities idled as a result of these new warehouses and the associated employee severance costs. The expenses described above include non-cash asset writedowns of $15.5 million and were included in merchandise costs, including warehouse and transportation. The remaining $25.3 million includes $11.0 million related to severance, $9.5 million related to the carrying cost for idle facilities, and $4.8 million related to the exit of the joint venture. Cash costs paid to date are $12.1 million and the remaining accrual of $13.2 million at October 3, 1998 relates to severance costs, $6.4 million, that will be paid through the second quarter of 1999, and carrying costs for idle warehouse facilities, $6.8 million, through 2001.

         Additionally, in the second quarter of 1998, the Company incurred one-time expenses of $11.6 million pre-tax, $7.2 million after-tax or $.03 per diluted share, associated with accounting, data and operations consolidations in Texas, including the costs associated with closing eight stores and relocating the remaining Dallas office employees to a smaller facility. These expenses, which include non-cash asset writedowns of $2.2 million, were included in Operating, General and Administrative expenses. Cash costs paid to date are $0.6 million and the remaining accrual of $8.8 million at October 3, 1999 represents estimated rent or lease termination costs that will be paid on closed stores through 2013.


6.       ACCOUNTING CHANGE

         In the second quarter of 1998, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the item cost method. The change was made to more accurately reflect inventory value by eliminating the averaging and estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 1997 cannot be determined. The effect of the change on the December 28, 1997 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in restated results for the quarter ended March 21, 1998, and increased merchandise costs by $89.7 million and reduced earnings before extraordinary loss and net earnings by $55.6 million, or $0.21 per diluted share. Pro forma effects of the change for prior periods have not been presented as cost information is not determinable. The item cost method did not have a material impact on earnings subsequent to its initial adoption.


7.       SUBSEQUENT EVENTS

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




                                                  THE KROGER CO.



Dated:  March 3, 1999                         By:  (W. Rodney McMullen)
                                              W. Rodney McMullen
                                              Senior Vice President


Dated:  March 3, 1999                         By:  (J. Michael Schlotman)
                                              J. Michael Schlotman
                                              Vice President and
                                              Corporate Controller      -
                                              Principal Accounting Officer