Form 10-K
period 1999-01-02
KROGER CO
filed 1999-03-26
CIK 56873

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


For the Fiscal Year Ended                              Commission File No. 1-303
     January 2, 1999

                                 THE KROGER CO.

An Ohio Corporation                               I.R.S. Employer Identification
                                                          No. 31-0345740

Address                                                  Telephone Number
-------                                                  ----------------
1014 Vine St.                                             (513) 762-4000
Cincinnati, Ohio   45202

Securities registered pursuant to section 12 (b) of the Act:

                                                       Name of Exchange on
Title of Class                                          which Registered
--------------                                          ----------------
Common $1 par value                                  New York Stock Exchange
257,856,756 shares outstanding on
  March 23, 1999

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X       No             .
    -----------     -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K [ ].

The aggregate market value of the voting and non-voting common equity of The
Kroger Co. held by nonafflilates as of February 5, 1999:   $15,712,730,035

Documents Incorporated by Reference:
     Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before May 3, 1999 incorporated by reference into Parts II and III of Form 10-K.

                                     PART I

ITEM 1. BUSINESS

The Kroger Co. (the "Company") was founded in 1883 and incorporated in 1902. As of January 2, 1999, the Company was the largest retailer in the United States based on annual sales. The retail food business is highly competitive. The Company also manufacturers and processes food for sale by its supermarkets. The Company's principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202 and its telephone number is (513) 762-4000.

As of January 2, 1999, the Company operated 1,410 supermarkets, most of which are leased. Of this number, 1,145 supermarkets were operated, directly or through a partnership composed of the Company and wholly-owned subsidiaries of the Company, principally under the Kroger name in the Midwest and South. Dillon Companies, Inc. ("Dillon"), a wholly-owned subsidiary of the Company, operated 265 supermarkets directly or through wholly-owned subsidiaries (the "Dillon Supermarkets"). The Dillon Supermarkets, principally located in Colorado, Kansas, Arizona and Missouri, operate under the names "King Soopers", "Dillon Food Stores", "Fry's Food Stores", "City Market", "Gerbes Supermarkets", and "Sav-Mor". The Company employs approximately 213,000 full and part-time employees.

As of January 2, 1999, the Company, through its Dillon subsidiary, operated 797 convenience stores under the trade names of "Kwik Shop", "Quik Stop Markets", "Tom Thumb Food Stores", "Turkey Hill Minit Markets", "Loaf 'N Jug", and "Mini-Mart". The Company owned and operated 684 of these stores while 113 were operated through franchise agreements. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline.

The Company intends to develop new food and convenience store locations and will continue to assess existing stores as to possible replacement, remodeling, enlarging, or closing.

On October 19, 1998 the Company announced its intended merger with Fred Meyer, Inc. Under the terms of the merger agreement, Fred Meyer, Inc. shareholders will receive one newly issued share of Kroger common stock for each Fred Meyer, Inc. common share. The transaction will be accounted for as a pooling of interests. The Company expects to close the transaction in spring, 1999 subject to approval of Kroger and Fred Meyer shareholders, antitrust clearance and customary closing conditions. Additional information regarding the merger can be found in the Company's current report on Form 8-K dated October 20, 1998.

SEGMENTS

Based on the information monitored by the Company's operating decision makers to manage the business, the Company has identified one reportable segment. Retail operation information consists of results from the Company's retail food and drug store divisions and convenience store divisions. Corporate and all other operation information relates primarily to results from the Company's Corporate office and manufacturing operations, none of which individually meet the quantitative thresholds of a reportable segment. All of the Company's operations are domestic. The Company manages income taxes, LIFO charges, interest income and interest expense on a consolidated basis at the Corporate level. For additional information on segments, see "Segments" in the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

As of January 2, 1999, the Company operated more than 2,200 owned or leased supermarkets, convenience stores, distribution warehouses and food processing facilities, through divisions, marketing areas, subsidiaries or affiliates. These facilities are located principally in the Midwest, South and Southwest. A majority of the properties used in the conduct of the Company's business are leased.

Store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment, are generally owned by the Company. The total cost of the Company's owned assets and capitalized leases at January 2, 1999 was $6.862 billion while the accumulated depreciation was $3.077 billion.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                               Common Stock Price Range
--------------------------------------------------------------------------------
                                1998                    1997
                       --------------------     --------------------
Quarter                  High        Low          High        Low
-------                --------    --------     --------    --------
   1st                 47-5/16     33-1/16      28-1/8      22-11/16
   2nd                 47-1/2      40-3/16      29-1/8      23-13/16
   3rd                 54-1/8      42           31-1/16     27-1/8
   4th                 60-13/16    44           37-5/16     28-1/2

Main trading market - New York Stock Exchange (Symbol KR)

Number of shareowners at year-end 1998:     47,124

Number of shareowners at March 23, 1999:    46,870

         Determined by number of shareholders of record

The Company has not paid dividends on its Common Stock for the past three fiscal years. See Quarterly Data Note to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                                                                 FISCAL YEARS ENDED
                                      ------------------------------------------------------------------------
                                       JANUARY 2,    DECEMBER 27,   DECEMBER 28,   DECEMBER 30,   DECEMBER 31,
                                          1998           1997           1996           1995           1994
                                       (53 WEEKS)     (52 WEEKS)     (52 WEEKS)     (52 WEEKS)     (52 WEEKS)
                                      ------------------------------------------------------------------------
                                                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Sales...............................  $28,203,304    $26,567,348    $25,170,909    $23,937,795    $22,959,122
Earnings before extraordinary
  loss..............................      449,912        444,032        352,735        318,866        268,903
Extraordinary loss (net of income
  tax benefit) (A)..................      (39,123)       (32,376)        (2,862)       (16,053)       (26,707)
Net earnings........................      410,789        411,656        349,873        302,813        242,196
Diluted earnings per share
  Earnings before extraordinary
     loss...........................         1.70           1.69           1.36           1.28           1.10
  Extraordinary loss (A)............         (.15)          (.12)          (.01)          (.06)          (.10)
  Net earnings......................         1.55           1.57           1.35           1.22           1.00
Total assets........................    6,700,071      6,301,341      5,892,465      5,044,717      4,707,674
Long-term obligations, including
  obligations under capital
  leases............................    3,228,663      3,493,075      3,659,491      3,489,728      3,889,194
Shareowners' deficit................     (387,832)      (784,848)    (1,181,706)    (1,603,013)    (2,153,684)
Cash dividends per common share.....           (B)           (B)             (B)            (B)            (B)

--------------------------------------------------------------------------------
(A) See Extraordinary Loss in the Notes to Consolidated Financial Statements.
(B) The Company is prohibited from paying cash dividends under the terms of its Credit Agreement.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES
      Our total sales in the fourth quarter 1998 increased 12.9% from $6.5 billion to $7.3 billion, compared to the fourth quarter 1997. The fourth quarter of 1998 had an extra week compared to the same quarter of 1997 because fiscal 1998 contained 53 weeks compared to a 52 week year in 1997. For the full year, total sales increased 6.2% and food store sales increased 6.5%. In the fourth quarter 1998, food store sales increased 13.2%. Sales by operating segments for the three years ended January 2, 1999, were as follows:

                                              1998                 1997                 1996
                           % OF 1998    -----------------    -----------------    -----------------
                             SALES      AMOUNT     CHANGE    AMOUNT     CHANGE    AMOUNT     CHANGE
                           ---------    -------    ------    -------    ------    -------    ------
                                                    (MILLIONS OF DOLLARS)
Food Stores..............     93.7%     $26,423     +6.5%    $24,801     +5.5%    $23,508     +4.5%
Convenience Stores.......      3.6%       1,003     -0.2%      1,006     +6.0%        948    +11.6%
Other sales..............      2.7%         777     +2.2%        760     +6.5%        714    +19.0%
                             -----      -------              -------              -------
Total sales..............    100.0%     $28,203     +6.2%    $26,567     +5.5%    $25,170     +5.1%

      After adjusting for the 53rd week in 1998, fourth quarter total sales increased 3.9%, from $6.5 billion to $6.8 billion, and food store sales rose 4.3%, from $6.1 billion to $6.3 billion. These are in comparison to fourth quarter 1997. After adjusting for the extra week in 1998, the percentage of change in sales by operating segments for the three years ended January 2, 1999, were:

                                                            % OF 1998     1998      1997      1996
                                                              SALES      CHANGE    CHANGE    CHANGE
                                                            ---------    ------    ------    ------
Food Stores...............................................     93.7%      +4.3%     +5.5%     +4.5%
Convenience Stores........................................      3.6%      -2.1%     +6.0%    +11.6%
Other sales...............................................      2.7%      +0.6%     +6.5%    +19.0%
                                                              -----
Total sales...............................................    100.0%      +4.0%     +5.5%     +5.1%

      Sales in identical food stores, which include stores in operation and not expanded or relocated for five quarters, increased 0.4% in the fourth quarter and increased 1.0% for the full year. Comparable store sales, which include identical stores plus expanded and relocated stores, increased 2.4% in the fourth quarter.
      The increase in food store sales is related to the 4.3% square footage growth generated by Kroger's capital expenditure program. This program enabled us to open, relocate or expand 96 food stores during 1998. Most of the new and expanded stores feature our combination store format. This "one-stop shopping" format saves time and travel for customers and is adaptable to the demographics of individual markets.
      Total sales in our convenience stores decreased 0.2% for the year and increased 5.8% during the fourth quarter of 1998. Adjusting for the extra week, convenience stores total sales decreased 2.1% for the year and 2.2% in the fourth quarter of 1998. The sales decrease during the fourth quarter can be attributed to a 15.5% decrease in the retail price of gasoline. Total gasoline sales dollars decreased 8.4% for the year. Total gasoline gallons sold increased 6.8% for the year. The percentage of change in convenience store identical gasoline sales dollars, gasoline gallons sold and non-gasoline sales dollars for the 4th quarter and year ended January 2, 1999 were:

                                                              4TH QUARTER 1998     1998
                IDENTICAL CONVENIENCE STORES                       CHANGE         CHANGE
                ----------------------------                  ----------------    ------
Gasoline Sales Dollars......................................       -13.0%         -10.9%
Gasoline Gallons Sold.......................................        +2.3%          +3.6%
Non-Gasoline Sales Dollars..................................        +7.4%          +5.8%

      Other sales represent sales by our manufacturing plants to entities other than Kroger. Compared to 1997, other sales increased 14.2% for the fourth quarter and 2.2% for the year. Adjusting for the extra week in 1998, other sales increased 7.1% for the fourth quarter and 0.6% for the year.
      Total food store square footage increased 4.3%, 5.7% and 6.7% in 1998, 1997, and 1996, respectively. Convenience store square footage decreased 1.2% in 1998 due to operational closings of 16 stores and disposition of 14 stores. Convenience store square footage decreased 1.3% in 1997, and increased 1.5% in 1996.
      Sales per average square foot for the last three years were:

                                                                TOTAL SALES PER
                                                              AVERAGE SQUARE FOOT
                                                              --------------------
                                                              1998    1996    1995
                                                              ----    ----    ----
Food Stores.................................................  $405    $398    $401
Convenience Stores..........................................  $554    $548    $519

      Sales per average square foot for 1998 include an extra week compared to 1997 and 1996. Excluding the extra week, sales per average square foot for 1998 would have been $396 for food stores and $543 for convenience stores. Sales per average square foot exclude stores operated by franchisees. Our storing program in 1998 and 1997 has led to the decrease in sales per average square foot in our food stores. The new stores, which are generally larger and built in developing areas, take longer to contribute to higher sales per square foot. They also reduce the sales per square foot at nearby stores.

ONE-TIME EXPENSES
      In the second quarter of 1998, we incurred a $40.8 million pre-tax, $25.3 million after-tax or $.09 per diluted share, one-time expense associated with logistics projects. This expense included the costs associated with ending a joint venture related to a warehouse operation that formerly served our Michigan stores and several independent customers. The warehouse is now operated by a third party that distributes our inventory to our Michigan stores. These expenses also included the transition costs related to one of our new warehouses, and one new warehouse facility operated by an unaffiliated entity that provides services to us. These costs included carrying costs of the facilities idled as a result of these new warehouses and the associated employee severance costs. The expenses described above include non-cash asset writedowns of $15.5 million and were included in merchandise costs, including warehouse and transportation. The remaining $25.3 million of expenses are summarized as follows:

                                                                           CASH        AMOUNT ACCRUED
                                                              EXPENSE    PAYMENTS    AT JANUARY 2, 1999
                                                              -------    --------    ------------------
                                                                       (THOUSANDS OF DOLLARS)
Employee Severance..........................................  $11,000    $ 6,600          $ 4,400
Carrying Costs of Idled Facilities..........................    9,500      3,200            6,300
Ending the Joint Venture....................................    4,800      4,800
                                                              -------    -------          -------
                                                              $25,300    $14,600          $10,700

      The employee severance costs will be paid through the second quarter of 1999 and the carrying costs of the idled warehouse facilities are projected to be paid through 2001.
      Additionally, in the second quarter of 1998, we incurred one-time expenses of $11.6 million pre-tax, $7.2 million after-tax or $.03 per diluted share, associated with accounting, data and operations consolidations in Texas. These included the costs of closing eight stores and relocating the remaining Dallas office employees to a smaller facility. These expenses, which include non-cash asset writedowns of $2.2 million, were included in operating, general and administrative expenses. Cash expenses paid to date are $0.9 million and the remaining accrual of $8.5 million at January 2, 1999 represents estimated rent or lease termination costs that will be paid on closed stores through 2013.

ACCOUNTING CHANGE
      In the second quarter of 1998, we changed our application of the Last-In, First-Out, or LIFO method of accounting for store inventories from the retail method to the item cost method. The change was made to more accurately reflect inventory value by eliminating the averaging and estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 1997 cannot be determined. The effect of the change on the December 28, 1997 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in restated results for the quarter ended March 21, 1998. This change increased merchandise costs by $89.7 million and reduced earnings before extraordinary loss and net earnings by $55.6 million, or $0.21 per diluted share. We have not calculated the pro forma effect on prior periods because cost information for these periods is not determinable. The item cost method did not have a material impact on earnings subsequent to its initial adoption.

MERCHANDISE COSTS
      Merchandise costs include advertising, warehousing and transportation expenses and charges related to valuing inventory on the LIFO method. The following table shows the relative effect of LIFO charges, One-Time Expenses and the Accounting Change on merchandising costs as a percent of sales.

                                                              1998     1997     1996
                                                              -----    -----    -----
Merchandise costs as reported...............................  76.31%   76.23%   76.63%
One-Time Expenses...........................................    .14%
Accounting Change...........................................    .32%
                                                              -----    -----    -----
Merchandise costs net of One-Time Expenses and Accounting
  Change....................................................  75.85%   76.23%   76.63%
LIFO charge.................................................    .01%     .02%     .05%
                                                              -----    -----    -----
Merchandise costs as adjusted...............................  75.84%   76.21%   76.58%

      Our merchandise costs, adjusted for One-Time Expenses and the Accounting Change, as a percent of sales declined during 1998 from the 1997 and 1996 levels. Merchandise costs were reduced by:
      - coordinated purchasing,
      - category management,
      - technology related efficiencies, and
      - increases in private label sales.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES
      Operating, general and administrative expenses as a percent of sales were 17.42%, 17.33% and 17.36%, in 1998, 1997 and 1996 respectively. Operating, general and administrative expenses as a percent of sales, excluding One-Time Expenses of $11.6 million, were 17.38% for 1998. The increase is due to higher incentive payouts based on our 1998 performance.

INCOME TAXES
      We have closed all tax years through 1984 with the Internal Revenue Service. The Internal Revenue Service has completed its examination of our tax returns for tax years 1985-1992. On September 15, 1998, the IRS voluntarily dismissed its appeal against Kroger. This action settled a previously unresolved issue for tax years 1984-1992. One issue remains in dispute with the IRS for tax years 1991 and 1992. We have provided for this and other tax contingencies.

NET EARNINGS
      Net earnings and the effects of extraordinary losses, One-Time Expenses and the Accounting Change for the three years ended January 2, 1999 were:

                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                   (THOUSANDS OF DOLLARS)
Earnings before extraordinary loss excluding One-Time
  Expenses and the Accounting Change........................  $538,012    $444,032    $352,735
One-Time Expense, net of income tax benefit.................    32,500
Accounting Change, net of income tax benefit................    55,600
                                                              --------    --------    --------
Earnings before extraordinary loss..........................   449,912     444,032     352,735
Extraordinary loss, net of income tax benefit...............   (39,123)    (32,376)     (2,862)
                                                              --------    --------    --------
Net earnings................................................  $410,789    $411,656    $349,873

      Extraordinary losses are from the early retirement of debt. Net earnings in 1998 compared to 1997 and 1996 were affected by:
      - net interest expense in 1998 of $266.9 million compared to $285.9 million in 1997 and $300.0 million in 1996, and
      - depreciation expense in 1998 of $430.0 million, compared to $380.2 million in 1997 and $343.8 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES
  Debt Management and Interest Expense
      The table below provides information about debt repurchases and redemptions for the three years ended January 2, 1999.

                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                   (THOUSANDS OF DOLLARS)
Senior debt repurchases and redemptions.....................  $315,993    $  9,155    $ 23,363
Senior subordinated debt repurchases........................  $ 31,106    $318,590    $161,256
Mortgage loan prepayments...................................  $218,551    $177,978

      We used the proceeds from the issuance of new senior debt, additional bank borrowings and cash generated from operations to make these purchases and redemptions.
      We have a 364-Day Credit Agreement and Five Year Credit Agreement (together, the "Credit Agreement") with a consortium of bank lenders. The 364-Day Credit Agreement is a revolving credit facility in the amount of $500 million, that terminates on May 29, 1999, unless extended. The Five Year Credit Agreement is a revolving credit facility in the amount of $1.5 billion, that terminates on May 28, 2002, unless extended or terminated earlier by us. The average interest rate on our bank debt was 6.14% in 1998 compared to 6.06% in 1997 and 6.16% in 1996. Our borrowings at year-end 1998 under the Credit Agreement totaled $844 million compared to $1.262 billion at year-end 1997 and $1.001 billion at year-end 1996. In December 1998 we amended our Credit Agreement to permit our merger with Fred Meyer. The amendments, which become effective when the merger is completed, increase our rates to market rates. Our rates under the Credit Agreement are variable. As of January 2, 1999, we had $1.147 billion available under our Credit Agreement to meet short term liquidity needs.
      Long-term debt, including capital leases and current portion thereof, decreased $113.5 million to $3.404 billion at year-end 1998 from $3.517 billion at year-end 1997 and $3.681 billion at year-end 1996. We purchased a portion of the debt issued by the lenders of some structured financings in an effort to further reduce our effective interest expense. We also prefunded $200 million of employee benefit costs at year-end 1998 compared to $160 million at year-end 1997. If we exclude the debt incurred to make these purchases, which we classify as investments, and the prefunding of employee benefits, our year-end 1998 long-term debt would have been $267.3 million less, or $3.1 billion, compared to $3.2 billion at year-end 1997 and $3.4 billion at year-end 1996.

  Interest Rate Protection Program
      We use derivatives to limit our exposure to rising interest rates. During 1998 we followed these guidelines in using derivatives:
      - use average daily bank balance to determine annual debt amounts subject to interest rate exposure,
      - limit the annual amount of debt subject to interest rate reset and the amount of floating rate debt to a combined total of $1.0 billion or less,
      - include no leveraged derivative products, and
      - hedge without regard to profit motive or sensitivity to current mark-to-market status.
      We review compliance with these guidelines annually with the Financial Policy Committee of our Board of Directors. In addition, our internal auditors review compliance with these guidelines on an annual basis. These guidelines may change as our business needs dictate.
      The table below provides information about our interest rate derivative and underlying debt portfolio. The amounts each year represent the contractual maturities of long-term debt, excluding capital leases, and the outstanding notional amount of interest rate derivatives. Interest rates reflect the weighted average for the maturing instruments. The variable component of each interest rate derivative and variable rate debt is based on 6 month LIBOR using the forward yield curve as of January 2, 1999. The Fair-Value column includes only those debt instruments for which it is reasonably possible to calculate a fair value and interest rate derivatives as of January 2, 1999. (See Fair Value of Financial Instruments footnote.)

                                                           EXPECTED YEAR OF MATURITY
                                                            (THOUSANDS OF DOLLARS)
                          -------------------------------------------------------------------------------------------
                            1999        2000       2001      2002       2003      THEREAFTER     TOTAL     FAIR-VALUE
                          ---------   ---------   -------   -------   ---------   ----------   ---------   ----------
     LONG-TERM DEBT
------------------------

Fixed rate..............    163,904     209,913    13,356   162,976      76,928   1,719,079    2,346,156   1,985,813
Average interest rate...       7.76%       7.94%     7.94%     7.74%       7.75%       7.75%
Variable rate...........                                    843,728                              843,728     843,728
Average interest rate...       5.22%       5.28%     5.44%     5.55%

     INTEREST RATE
       DERIVATIVES                                   AVERAGE NOTIONAL AMOUNTS OUTSTANDING
------------------------  -------------------------------------------------------------------------------------------
                                                            (THOUSANDS OF DOLLARS)

Variable to fixed.......    962,500     752,500   392,000    88,000      65,000      58,500    1,000,000    (43,218)
Average pay rate........       7.08%       7.05%     7.24%     6.71%       6.80%       6.80%        7.07%
Average receive rate....       5.10%       5.16%     5.32%     5.43%       5.43%       5.45%        5.19%
Fixed to variable.......    695,000     493,000   250,000   150,000                              785,000      21,833
Average pay rate........       5.10%       5.16%     5.32%     5.43%                                5.19%
Average receive rate....       6.39%       6.27%     6.86%     6.86%                                6.47%

      It was not practicable to determine a fair value for $472.2 million of fixed rate debt.

  Common Stock Repurchase Program
      On January 29, 1997, we began repurchasing common stock in order to reduce dilution caused by our stock option plans. These repurchases were made using the proceeds, including the tax benefit, from options exercised. Further repurchases of up to $100 million of common stock were authorized by the Board of Directors during October 1997. On October 19, 1998, we suspended the repurchase program as result of the merger agreement between Kroger and Fred Meyer, Inc. During 1998, we made open market purchases of 2,625,299 shares of Kroger stock for $120.8 million compared to purchases in 1997 of 3,015,887 shares for $84.9 million.

CAPITAL EXPENDITURES
      Capital expenditures for 1998 totaled $923.5 million, compared to $612.2 million in 1997, and $733.8 million in 1996. The 1998 capital expenditures include the acquisition of seven Owens stores in the third quarter and five Hilander stores in the fourth quarter. The Owens stores are located in Indiana and the Hilander stores are located in Illinois. During 1998 we opened, acquired or expanded 96 food stores and 11 convenience stores. The table below shows our storing activity.

                                                              1998    1997    1996
                                                              ----    ----    ----
Food Stores
  New Stores................................................   26      37      38
  Relocated Stores..........................................   31      25      35
  Acquisitions (New)........................................   10      10       4
  Acquisitions (Relocations)................................    8       5       3
  Expansions................................................   21      19      36
                                                               --      --     ---
Total Opened, Acquired or Expanded..........................   96      96     116
  Operational Closings......................................   18      11      13

Convenience Stores
  New Stores................................................   10      15      16
  Relocated Stores..........................................    1       0       0
  Acquisitions (New)........................................    0       0      15
  Expansions................................................    0       0       4
                                                               --      --     ---
Total Opened, Acquired or Expanded..........................   11      15      35
  Operational Closings......................................   16      12      19

      In addition to the above activity, we also completed 74 food store and 13 convenience store remodels during 1998.

CONSOLIDATED STATEMENT OF CASH FLOWS
      During 1998, we generated $1,142.2 million in cash from operating activities compared to $853.6 million in 1997 and $499.4 million in 1996. The increase over 1997 is primarily due to a net decrease in operating assets and liabilities that provided $239.2 million of cash in 1998 compared to $12.9 million in 1997. The largest components of the change in operating assets and liabilities was a decrease in net owned inventories of $132.9 million compared to a decrease of $16.6 million in 1997 and an increase in other liabilities of $132.3 million compared to $51.5 million in 1997. The increase over 1997 also includes an increase of non-cash charges for depreciation and amortization of $49.7 million.

      Investing activities used $759.6 million of cash in 1998 compared to $579.4 million in 1997 and $856.9 million in 1996. The increase in the use of cash resulted from increased capital expenditures of $311.3 million, offset by decreased purchases of investments of $101.5 million.
      Cash used by financing activities in 1998 totaled $326.7 million compared to $275.7 million in 1997 and $345.5 million of cash provided in 1996. Compared to 1997, our financing activities in 1998 used an additional $23.7 million of cash for debt prepayments and finance charges, and an additional $36.7 million to repurchase capital stock.

EBITDA
      Our Credit Agreement and the indentures underlying approximately $377 million of publicly issued debt, contain various restrictive covenants. Many of these covenants are based on earnings before interest, taxes, depreciation, amortization and LIFO charge, or EBITDA. The ability to generate EBITDA at levels sufficient to satisfy the requirements of these agreements is a key measure of our financial strength. We do not intend to present EBITDA as an alternative to any generally accepted accounting principle measure of performance. Rather, management believes the presentation of EBITDA is important for understanding Kroger's performance compared to our debt covenants. The calculation of EBITDA is based on the definition contained in our Credit Agreement. This may be a different definition than other companies use. We were in compliance with all Credit Agreement and indenture covenants on January 2, 1999.
      EBITDA for 1998, excluding one-time expenses, as described in "One-Time Expenses" above, of $52.4 million and the $89.7 million accounting change, as described in "Accounting Change" above, increased 12.4% to $1.556 billion compared to $1.385 billion in 1997. EBITDA in 1996 was $1.224 billion. Excluding the effect of strikes in the King Soopers and City Market divisions, EBITDA would have been approximately $1.256 billion in 1996. EBITDA including One-Time Expenses and the Accounting Change increased 2.1% in 1998 to $1.414 billion compared to $1.385 billion in 1997.

OTHER ISSUES
      On October 19, 1998 we announced our intended merger with Fred Meyer, Inc. Under the terms of the merger agreement, Fred Meyer, Inc. shareholders will receive one newly issued share of Kroger common stock for each Fred Meyer, Inc. common share. The transaction will be accounted for as a pooling of interests. We expect to close the transaction in spring 1999 subject to approval of Kroger and Fred Meyer shareholders, antitrust clearance and customary closing conditions. Additional information regarding the merger can be found in our Current Report on Form 8-K dated October 20, 1998.
      On January 6, 1999, we changed our fiscal year-end to the Saturday nearest January 31 of each year. This change is disclosed in our Current Report on Form 8-K dated January 6, 1999. Our first new fiscal year will end January 29, 2000. It will include a 16-week first quarter ending May 22, 1999, and 12-week second, third and fourth quarters ending August 14, 1999, November 6, 1999, and January 29, 2000, respectively. We intend to file separate audited statements of operations and cash flows covering the transition period from January 3, 1999 to January 30, 1999 on a Current Report on Form 8-K on or before May 15, 1999.
      We are party to more than 160 collective bargaining agreements with local unions representing approximately 158,000 employees. During 1998 we negotiated 11 labor contracts without any material work stoppages. Typical agreements are 3 to 5 years in duration and, as agreements expire, we expect to enter into new collective bargaining agreements. In 1999, 35 collective bargaining agreements will expire. We cannot be certain that agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on the results of our operations.

OUTLOOK
      Statements elsewhere in this report and below regarding our expectations, hopes, beliefs, intentions or strategies are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Since the intended merger described in the "Other Issues" section above is not expected to close until spring 1999, the effects of the merger are not considered in making these statements unless referred to specifically. While we believe that the statements are accurate, uncertainties and other factors could cause actual results to differ materially from those statements. In particular:
      - We obtain sales growth from new square footage, as well as from increased productivity from existing locations. We expect 1999 full year square footage to grow 4.5% to 5.0%. We expect to continue to realize savings from economies of scale in technology and logistics, some of which may be reinvested in retail price reductions to increase sales volume and enhance market share.
      - We expect combination stores to generate higher sales per customer by the inclusion of numerous specialty departments, such as pharmacies, seafood shops, floral shops and bakeries. We believe the combination store format will allow us to withstand continued competition from other food retailers, supercenters, mass merchandisers and restaurants.
      - We believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.
      - We expect to continue capital spending in technology focusing on improved store operations, logistics, procurement, category management, merchandising and distribution practices, which should continue to reduce merchandising costs as a percent of sales.
      - We expect to reduce working capital over the next 2 years.
      - In the second quarter of 1998 we raised our earnings per share target to a 15%-17% average annual increase over fiscal years 1999-2001 from the previously stated target of a 13%-15% average annual increase. Assuming consummation of the merger referenced in the "Other Issues" section above, we are raising our earnings per share target to a 16%-18% average annual increase over the next three years effective with the year 2000.
      - We expect capital expenditures for the year to total $850-$950 million compared to $923.5 million during all of 1998. Capital expenditures reflect Kroger's strategy of growth through expansion and acquisition as well as our emphasis, whenever possible, on self-development and ownership of store real estate, and on logistics and technology improvements.
      - We are dependent on computer hardware, software, systems and processes ("IT Systems") and non-information technology systems such as telephones, clocks, scales and refrigeration controllers, and other equipment containing embedded microprocessor technology ("Non-IT Systems"). These systems are used in several critical operating areas including store and distribution operations, product merchandising and procurement, manufacturing plant operations, inventory and labor management, and accounting and administrative systems.

  Year 2000 Readiness Disclosure
        We are currently working to resolve the potential effect of the year 2000 on the processing of date-sensitive information within these various systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of our programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

        We have developed a plan to assess and update our IT Systems and Non-IT Systems for year 2000 compliance requirements and provide for continued functionality. The plan consists of three major phases:
          1) create an inventory of systems subject to the year 2000 problem and assess the scope of the problem as it relates to those systems
          2) remediate any year 2000 problems
          3) test and implement systems subsequent to remediation
        The chart below shows the estimated completion status of each of these phases expressed as a percent of completion as of the end of 1998.

                                   PHASE                               1       2       3
                                   -----                              ----    ----    ----
                                                                       (PERCENT COMPLETE)
        IT Systems..................................................  95%     85%     74%
        Non-IT Systems..............................................  95%     61%     40%

        This summary includes all IT and Non-IT Systems without regard to their effect on the operation of the Company. We estimate that business critical IT Systems are 83% complete through Phase 3. We expect to complete assessment and remediation of these by the end of the first quarter of 1999. We will continue to test our systems, including a simulation of the year 2000, and expect to complete all work by the end of the third quarter of 1999.
        In addition to the remediation of the IT Systems and Non-IT Systems, we are contacting all critical product suppliers, service providers, and those with which we exchange information, to ensure they will be able to continue normal business operations uninterrupted. This effort also consists of three phases:
          1) identify the entities and verify address and contact information
          2) mail the initial request
          3) receive and accept response
        This third step includes the verification of year 2000 readiness, if appropriate. During the fourth quarter of 1998, we have identified additional external entities to contact for year 2000 compliance. To date, we have identified and mailed year 2000 verification requests to approximately 58% of the critical external entities. Approximately 20% of these entities have responded, and less than 10% of their year 2000 readiness plans have been verified. We expect that substantially all critical external entities will have been contacted and year 2000 readiness verified by the end of the first quarter 1999.
        We have not developed contingency plans related to all uncertainties in our year 2000 plan. Based on the results of our testing, implementation and verification efforts noted above, we will establish contingency plans in mission critical processes to address potential additional year 2000 issues. Contingency plans are being developed and accessed by teams of programmers and users. We expect that these contingency plans will be in place by the end of the third quarter of 1999.
        The total estimated cost for the project, over a four year period, is $30.9 million, most of which is being expensed as incurred. This cost is being funded through operating cash flow. This represents an immaterial part of our information technology budget over the period. The breakdown of the costs are as follows.

                                                                        TOTAL PROJECTED    COST INCURRED
                                                                             COST             TO DATE
                                                                         (IN MILLIONS)     (IN MILLIONS)
                                                                        ---------------    -------------
        Labor-Internal..............................................         $ 8.8             $ 3.9
        Labor-External..............................................           8.5               6.5
        Hardware Upgrades...........................................           7.5               3.0
        Software Upgrades...........................................           2.6               1.2
        Non-IT Upgrades.............................................           1.8               0.2
        Other.......................................................           1.7               0.3
                                                                             -----             -----
             Total..................................................         $30.9             $15.1

        If we, our customers or vendors are unable to resolve processing issues in a timely manner, it could result in the disruption of the operation of IT Systems and or Non-IT Systems, and in a material financial risk. We believe that we have allocated the resources necessary to mitigate all significant year 2000 issues in a timely manner.
      Inflationary factors, increased competition, construction delays, and labor disputes could affect our ability to obtain expected increases in sales and earnings. Delays in store maturity, increased competition and increased capital spending could adversely affect the anticipated increase in sales per square foot. Increases in gross profit rate may not be achieved if start-up costs are higher than expected or if problems associated with integrating new systems occur. Increased operating costs and changes in inflationary trends could prevent us from reducing operating, general and administrative expenses. New technologies could fail to achieve the desired savings and efficiencies. Net interest expenses could exceed expectations due to acquisitions, higher working capital usage, inflation, or increased competition. Our ability to achieve our storing goals could be hampered by construction delays, labor disputes, increased competition or delays in technology projects. The effects of the intended merger and the inherent complexity of computer software and reliance on third party software vendors to interface with our systems could affect the completion of necessary "Year 2000" modifications.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners and Board of Directors
The Kroger Co.

      In our opinion, the accompanying consolidated balance sheet of The Kroger Co. and the related consolidated statements of operations and accumulated deficit, and cash flows present fairly, in all material respects, the financial position of The Kroger Co. as of January 2, 1999 and December 27, 1997, and the consolidated results of its operations and its cash flows for the years ended January 2, 1999, December 27, 1997, and December 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in the notes to the consolidated financial statements, the Company changed its application of the LIFO method of accounting for store inventories as of December 28, 1997.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
January 28, 1999

                           CONSOLIDATED BALANCE SHEET

                                                              January 2,     December 27,
                 (IN THOUSANDS OF DOLLARS)                       1999            1997
-----------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash......................................................  $   121,431     $   65,484
  Receivables...............................................      456,917        400,529
  Inventories:
     FIFO cost..............................................    2,202,088      2,273,896
     Less LIFO reserve......................................     (471,932)      (467,931)
                                                              -----------     ----------
                                                                1,730,156      1,805,965
  Property held for sale....................................       10,291         39,672
  Prepaid and other current assets..........................      354,385        328,901
                                                              -----------     ----------
       Total current assets.................................    2,673,180      2,640,551
Property, plant and equipment, net..........................    3,785,122      3,296,599
Investments and other assets................................      241,769        364,191
                                                              -----------     ----------
       TOTAL ASSETS.........................................  $ 6,700,071     $6,301,341
                                                              ===========     ==========

LIABILITIES
Current liabilities
  Current portion of long-term debt.........................  $   163,904     $   14,304
  Current portion of obligations under capital leases.......       11,300         10,031
  Accounts payable..........................................    1,785,630      1,781,527
  Other current liabilities.................................    1,231,234      1,137,654
                                                              -----------     ----------
       Total current liabilities............................    3,192,068      2,943,516

Long-term debt..............................................    3,025,980      3,306,451
Obligations under capital leases............................      202,683        186,624
Deferred income taxes.......................................      200,952        166,013
Other long-term liabilities.................................      466,220        483,585
                                                              -----------     ----------
       TOTAL LIABILITIES....................................    7,087,903      7,086,189
                                                              -----------     ----------

SHAREOWNERS' DEFICIT
Common capital stock, par $1
  Authorized: 1,000,000,000 shares
  Issued: 1998 -- 281,788,752 shares
          1997 -- 277,153,260 shares........................      836,802        728,644
Accumulated deficit.........................................     (773,605)    (1,184,394)
Common stock in treasury, at cost
         1998 -- 24,831,009 shares
         1997 -- 22,182,650 shares..........................     (451,029)      (329,098)
                                                              -----------     ----------
       TOTAL SHAREOWNERS' DEFICIT...........................     (387,832)      (784,848)
                                                              -----------     ----------
       TOTAL LIABILITIES AND SHAREOWNERS' DEFICIT...........  $ 6,700,071     $6,301,341
                                                              ===========     ==========
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                    CONSOLIDATED STATEMENT OF OPERATIONS AND
                              ACCUMULATED DEFICIT

Years Ended January 2, 1999, December 27, 1997, and December 28, 1996

                                                              1998           1997          1996
        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           (53 Weeks)     (52 Weeks)    (52 Weeks)
---------------------------------------------------------------------------------------------------
Sales...................................................  $ 28,203,304    $26,567,348    $25,170,909
                                                          ------------    -----------    -----------

Costs and expenses
  Merchandise costs, including warehousing and
     transportation.....................................    21,523,021     20,253,354     19,287,890
  Operating, general and administrative.................     4,912,215      4,604,453      4,370,324
  Rent..................................................       358,254        331,012        301,629
  Depreciation and amortization.........................       429,954        380,221        343,769
  Net interest expense..................................       266,896        285,945        299,984
                                                          ------------    -----------    -----------
          Total.........................................    27,490,340     25,854,985     24,603,596
                                                          ------------    -----------    -----------
Earnings before tax expense and extraordinary loss......       712,964        712,363        567,313
Tax expense.............................................       263,052        268,331        214,578
                                                          ------------    -----------    -----------
Earnings before extraordinary loss......................       449,912        444,032        352,735
Extraordinary loss, net of income tax benefit...........       (39,123)       (32,376)        (2,862)
                                                          ------------    -----------    -----------
          Net earnings..................................  $    410,789    $   411,656    $   349,873
                                                          ============    ===========    ===========
Accumulated Deficit
  Beginning of year.....................................  $ (1,184,394)   $(1,596,050)   $(1,945,923)
  Net earnings..........................................       410,789        411,656        349,873
                                                          ------------    -----------    -----------
  End of year...........................................  $   (773,605)   $(1,184,394)   $(1,596,050)
                                                          ============    ===========    ===========
Basic earnings per Common Share
  Earnings before extraordinary loss....................        $ 1.76         $ 1.75         $ 1.41
  Extraordinary loss....................................          (.15)          (.13)          (.01)
                                                               -------        -------        -------
  Net earnings..........................................        $ 1.61         $ 1.62         $ 1.40
                                                               -------        -------        -------
                                                               -------        -------        -------
Average number of common shares used in basic
  calculation...........................................       255,814        254,284        250,979

Diluted earnings per Common Share
  Earnings before extraordinary loss....................        $ 1.70         $ 1.69         $ 1.36
  Extraordinary loss....................................          (.15)          (.12)          (.01)
                                                               -------        -------        -------
  Net earnings..........................................        $ 1.55         $ 1.57         $ 1.35
                                                               -------        -------        -------
                                                               -------        -------        -------
Average number of common shares used in diluted
  calculation...........................................       265,382        262,860        258,837

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended January 2, 1999, December 27, 1997, and December 28, 1996

                                                                 1998           1997          1996
                 (IN THOUSANDS OF DOLLARS)                    (53 Weeks)     (52 Weeks)    (52 Weeks)
-----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net earnings..............................................  $   410,789    $ 411,656     $ 349,873
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Extraordinary loss.....................................       39,123       32,376         2,862
     Depreciation and amortization..........................      429,954      380,221       343,769
     Amortization of deferred financing costs...............       17,130       13,907        13,004
     LIFO charge............................................        4,001        6,242        12,526
     Other changes, net.....................................        1,967       (3,669)        4,296
     Net increase (decrease) in cash from changes in
       operating assets and liabilities.....................      239,230       12,857      (226,931)
                                                              -----------    ---------     ---------
       Net cash provided by operating activities............    1,142,194      853,590       499,399
                                                              -----------    ---------     ---------
Cash Flows From Investing Activities:
  Capital expenditures......................................     (923,461)    (612,198)     (733,883)
  Proceeds from sale of assets..............................       30,345       24,657         9,242
  (Increase) decrease in property held for sale.............       19,768       (4,165)          580
  (Increase) decrease in other investments..................      113,797       12,269      (132,796)
                                                              -----------    ---------     ---------
       Net cash used by investing activities................     (759,551)    (579,437)     (856,857)
                                                              -----------    ---------     ---------
Cash Flows From Financing Activities:
  Debt prepayment costs.....................................      (11,115)      (8,012)       (4,196)
  Financing charges incurred................................      (47,773)     (27,210)      (17,927)
  Principal payments under capital lease obligations........      (10,563)      (9,662)       (9,229)
  Proceeds from issuance of long-term debt..................      892,698      662,322       382,161
  Reductions in long-term debt..............................   (1,023,569)    (831,952)     (235,214)
  Outstanding checks........................................      (57,036)     (17,493)      181,993
  Proceeds from issuance of capital stock...................       52,593       41,498        48,120
  Capital stock reacquired..................................     (121,931)     (85,212)         (254)
                                                              -----------    ---------     ---------
       Net cash provided (used) by financing activities.....     (326,696)    (275,721)      345,454
                                                              -----------    ---------     ---------
Net increase (decrease) in cash and temporary cash
  investments...............................................       55,947       (1,568)      (12,004)
Cash and Temporary Cash Investments:
  Beginning of year.........................................       65,484       67,052        79,506
                                                              -----------    ---------     ---------
  End of year...............................................  $   121,431    $  65,484     $  67,052
                                                              ===========    =========     =========
Increase (Decrease) In Cash From Changes In Operating Assets
  And Liabilities:
  Inventories (FIFO)........................................  $    71,809    $ (98,266)    $(140,750)
  Receivables...............................................      (56,388)     (76,478)      (35,983)
  Prepaid and other current assets..........................      (25,786)     (53,476)     (120,641)
  Accounts payable..........................................       61,139       81,712       (83,808)
  Other current liabilities.................................      132,320       51,534        76,423
  Deferred income taxes.....................................      (19,905)      65,354        45,665
  Other liabilities.........................................       76,041       42,477        32,163
                                                              -----------    ---------     ---------
                                                              $   239,230    $  12,857     $(226,931)
                                                              ===========    =========     =========

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

  Inventories
      Inventories are stated at the lower of cost or market. Approximately 95% of inventories for 1998 and 90% of inventories for 1997 were valued using the LIFO method. Cost for the balance of the inventories is determined using the FIFO method.

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

  Interest Rate Protection Agreements
      The Company uses interest rate swaps to hedge a portion of its borrowings against changes in interest rates. The interest differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements currently as a component of interest expense. Gains and losses from the disposition of hedge agreements are deferred and amortized over the shorter of the term of the related agreements or borrowings.

  Advertising Costs
      The Company's advertising costs are expensed as incurred and included in "merchandise costs, including warehousing and transportation." Advertising expenses amounted to $341,000, $312,000, and $302,000 for 1998, 1997, and 1996,
respectively.

  Deferred Income Taxes
      Deferred income taxes are recorded to reflect the tax consequences of differences between the tax bases of assets and liabilities and their financial reporting bases. The types of differences that give rise to significant portions of deferred income tax liabilities or assets relate to: property, plant and equipment; inventories; accruals for compensation-related costs; and other changes. Deferred income taxes are classified as a net current and noncurrent asset or liability based on the classification of the related asset or liability for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date. (See Taxes Based on Income footnote.)

  Consolidated Statement of Cash Flows
      For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be temporary cash investments. Outstanding checks, which are included in accounts payable, represent disbursements that are funded as the item is presented for payment.
      Cash paid during the year for interest and income taxes was as follows:

                                                                1998        1997        1996
                                                              --------------------------------
Interest....................................................  $265,540    $304,176    $304,240
Income taxes................................................   192,529     154,025     166,732

MERGER

      On October 19, 1998 we announced our intended merger with Fred Meyer, Inc. Under the terms of the merger agreement, Fred Meyer, Inc. shareholders will receive one newly issued share of Kroger common stock for each Fred Meyer, Inc. common share. The transaction will be accounted for as a pooling of interests. We expect to close the transaction in spring, 1999 subject to approval of Kroger and Fred Meyer shareholders, antitrust clearance and customary closing conditions. Additional information regarding the merger can be found in our current report on Form 8-K dated October 20, 1998.

ONE-TIME EXPENSES

      In the second quarter of 1998, we incurred a $40,800 pre-tax, $25,300 after-tax or $.09 per diluted share, one-time expense associated with logistics projects. This expense included the costs associated with ending a joint venture related to a warehouse operation that formerly served our Michigan stores and several independent customers. The warehouse is now operated by a third party that distributes our inventory to our Michigan stores. These expenses also included the transition costs related to one of our new warehouses, and one new warehouse facility operated by an unaffiliated entity that provides services to us. These costs included carrying costs of the facilities idled as a result of these new warehouses and the associated employee severance costs. The expenses described above included non-cash asset writedowns of $15,500 and were included in merchandise costs, including warehouse and transportation. The remaining $25,300 of expenses are summarized as follows:

                                                                           CASH        AMOUNT ACCRUED
                                                              EXPENSE    PAYMENTS    AT JANUARY 2, 1999
                                                              -------    --------    ------------------
Employee Severance..........................................  $11,000    $ 6,600          $ 4,400
Carrying Costs of Idled Facilities..........................    9,500      3,200            6,300
Ending the Joint Venture....................................    4,800      4,800
                                                              -------    -------          -------
                                                              $25,300    $14,600          $10,700
                                                              =======    =======          =======

      The employee severance costs will be paid through the second quarter of 1999 and the carrying costs of the idled warehouse facilities are projected to be paid through 2001.

      Additionally, in the second quarter of 1998, we incurred one-time expenses of $11,600 pre-tax, $7,200 after-tax or $.03 per diluted share, associated with accounting, data and operations consolidations in Texas. These included the cost of closing eight stores and relocating the remaining Dallas office employees to a smaller facility. These expenses, which included non-cash asset writedowns of $2,200, were included in operating, general and administrative expenses. Cash expenses paid to date are $900 and the remaining accrual of $8,500 at January 2, 1999 represents estimated rent or lease termination costs that will be paid on closed stores through 2013.

ACCOUNTING CHANGE

      In the second quarter of 1998, we changed our application of the Last-In, First-Out, or LIFO method of accounting for store inventories from the retail method to the item cost method. The change was made to more accurately reflect inventory value by eliminating the averaging and estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 1997 cannot be determined. The effect of the change on the December 28, 1997 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in restated results for the quarter ended March 21, 1998. This change increased merchandise costs by $89,700 and reduced earnings before extraordinary loss and net earnings by $55,600, or $0.21 per diluted share. We have not calculated the pro forma effect on prior periods because cost information for these periods is not determinable. The item cost method did not have a material impact on earnings subsequent to its initial adoption.

PREPAID AND OTHER CURRENT ASSETS

      Prepaid and other current assets consists of:

                                                                 1998           1997
                                                              --------------------------
Health and welfare benefit costs............................  $   200,000    $   160,000
Other.......................................................      154,385        168,901
                                                              -----------    -----------
                                                              $   354,385    $   328,901
                                                              ===========    ===========

PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment, net consists of:

                                                                 1998           1997
                                                              --------------------------
Land........................................................  $   389,953    $   352,319
Buildings and land improvements.............................    1,493,674      1,263,700
Equipment...................................................    3,317,134      3,106,548
Leasehold improvements......................................    1,027,984        908,948
Construction-in-progress....................................      335,583        278,821
Leased property under capital leases........................      297,600        272,911
                                                              -----------    -----------
                                                                6,861,928      6,183,247
Accumulated depreciation and amortization...................   (3,076,806)    (2,886,648)
                                                              -----------    -----------
                                                              $ 3,785,122    $ 3,296,599
                                                              ===========    ===========

      Approximately $271,284 and $369,295, original cost, of Property, Plant and Equipment collateralizes certain mortgage obligations at 1998 and 1997, respectively.

INVESTMENTS AND OTHER ASSETS

      Investments and other assets consists of:

                                                                1998        1997
                                                              --------------------
Deferred financing costs....................................  $ 52,316    $ 59,939
Goodwill....................................................    48,937      39,119
Investments in Debt Securities..............................    67,314     155,141
Other.......................................................    73,202     109,992
                                                              --------    --------
                                                              $241,769    $364,191
                                                              ========    ========

      The Company is amortizing deferred financing costs using the interest method. Substantially all goodwill is amortized on the straight-line method over 40 years.

OTHER CURRENT LIABILITIES

      Other current liabilities consists of:

                                                                 1998          1997
                                                              ------------------------
Salaries and wages..........................................  $  322,025    $  300,202
Taxes, other than income taxes..............................     172,886       147,905
Interest....................................................      42,023        36,699
Other.......................................................     694,300       652,848
                                                              ----------    ----------
                                                              $1,231,234    $1,137,654
                                                              ==========    ==========

TAXES BASED ON INCOME

      The provision for taxes based on income consists of:

                                                                1998        1997        1996
                                                              --------------------------------
Federal
  Current...................................................  $262,164    $173,715    $146,296
  Deferred..................................................   (19,904)     65,354      43,638
                                                              --------    --------    --------
                                                               242,260     239,069     189,934
State and local.............................................    20,792      29,262      24,644
                                                              --------    --------    --------
                                                               263,052     268,331     214,578
Tax credit from extraordinary loss..........................   (21,736)    (19,427)     (1,792)
                                                              --------    --------    --------
                                                              $241,316    $248,904    $212,786
                                                              ========    ========    ========

      A reconciliation of the statutory federal rate and the effective rate is as follows:

                                                              1998        1997        1996
                                                              ----------------------------
Statutory rate..............................................  35.0%       35.0%       35.0%
State income taxes, net of federal tax benefit..............   2.0         2.7         2.8
Tax credits.................................................   (.3)        (.2)        (.2)
Other, net..................................................    .2          .2          .2
                                                              ----        ----        ----
                                                              36.9%       37.7%       37.8%
                                                              ====        ====        ====

      The tax effects of significant temporary differences that comprise deferred tax balances were as follows:

                                                                1998         1997
------------------------------------------------------------------------------------
Current deferred tax assets:
  Compensation related costs................................  $  43,347    $  32,772
  Insurance related costs...................................     38,210       35,971
  Inventory related costs...................................     53,339       16,257
  Other.....................................................     39,901       18,001
                                                              ---------    ---------
                                                                174,797      103,001
                                                              ---------    ---------
Current deferred tax liabilities:
  Compensation related costs................................   (103,613)     (85,913)
  Lease accounting..........................................     (4,216)      (4,128)
  Inventory related costs...................................    (67,245)     (62,830)
  Other.....................................................     (4,408)      (9,658)
                                                              ---------    ---------
                                                               (179,482)    (162,529)
                                                              ---------    ---------
Current deferred taxes, net.................................  $  (4,685)   $ (59,528)
                                                              =========    =========
Long-term deferred tax assets:
  Compensation related costs................................  $ 128,275    $ 130,825
  Insurance related costs...................................     31,967       37,788
  Lease accounting..........................................     25,981       25,110
  Other.....................................................     24,214       20,692
                                                              ---------    ---------
                                                                210,437      214,415
                                                              ---------    ---------
Long-term deferred tax liabilities:
  Depreciation..............................................   (374,273)    (339,951)
  Compensation related costs................................     (9,791)     (10,328)
  Lease accounting..........................................       (538)        (740)
  Deferred charges..........................................     (2,239)      (6,653)
  Other.....................................................    (24,548)     (22,756)
                                                              ---------    ---------
                                                               (411,389)    (380,428)
                                                              ---------    ---------
Long-term deferred taxes, net...............................  $(200,952)   $(166,013)
                                                              =========    =========

DEBT OBLIGATIONS

      Long-term debt consists of:

                                                                 1998          1997
                                                              ----------    ----------
Five-Year Credit Agreement..................................  $  843,728    $1,262,058
6 3/8% Senior Notes due 2008................................     200,000
7% Senior Notes due 2018....................................     200,000
6% Senior Notes due 2010....................................     200,000
6.8% Senior Notes due 2018..................................     300,000
9 1/4% Senior Secured Debentures, due 2005..................                   100,648
8 1/2% Senior Secured Debentures, due 2003..................                   197,845
8.15% Senior Notes due 2006.................................     222,500       240,000
7.65% Senior Notes due 2007.................................     200,000       200,000
9 7/8% Senior Subordinated Debentures, due 2002.............      77,245        81,530
6 3/4% to 9 5/8% Senior Subordinated Notes, due 1999 to
  2009......................................................     145,377       171,909
10% Senior Subordinated Notes, due 1999.....................     123,572       123,861
10% Mortgage loans, with semi-annual payments due through
  2004......................................................     205,301       426,219
3 3/4% to 8 5/8% Industrial Revenue Bonds, due in varying
  amounts through 2021......................................     201,330       201,030
7 7/8% to 10 1/4% mortgages, due in varying amounts through
  2017......................................................     259,827       267,368
3 1/2% to 10 1/4% notes, due in varying amounts through
  2017......................................................      11,004        48,287
                                                              ----------    ----------
Total debt..................................................   3,189,884     3,320,755
Less current portion........................................     163,904        14,304
                                                              ----------    ----------
Total long-term debt........................................  $3,025,980    $3,306,451
                                                              ==========    ==========

      The aggregate annual maturities and scheduled payments of long-term debt for the five years subsequent to 1998 are:

1999....................................................    $  163,904
2000....................................................    $  209,913
2001....................................................    $   13,356
2002....................................................    $1,006,704
2003....................................................    $   76,928

  364-Day Credit Agreement and Five-Year Credit Agreement
      The Company has a 364-Day Credit Agreement and a Five-Year Credit Agreement dated as of May 28, 1997 (collectively the "Credit Agreement"). The following constitutes only a summary of the principal terms and conditions of the Credit Agreement. Reference is directed to the Credit Agreement attached as an exhibit to the Company's Current Reports on Form 8-K dated June 2, 1997 and January 8, 1999.
      The 364-Day facility is a revolving credit facility in the amount of $500,000, that terminates on May 29, 1999, unless extended in accordance with its terms. It may be converted into a term loan maturing two years after the conversion unless earlier terminated by the Company as provided in the Credit Agreement. The Five-Year facility is a revolving credit facility in the amount of $1,500,000. It terminates on May 28, 2002, unless extended or earlier terminated by the Company as provided in the Credit Agreement.

  Interest Rates
      Borrowings under the Credit Agreement bear interest at the option of the Company at a rate equal to either (i) the highest, from time to time, of (A) the base rate of Citibank, N.A., (B) 1/2% over a moving average of secondary market morning offering rates for three month certificates of deposit adjusted for reserve requirements, and (C) 1/2% over the federal funds rate or (ii) an adjusted Eurodollar rate based upon the London Interbank Offered Rate ("Eurodollar Rate") plus an Applicable Margin.
      The Applicable Margin for the 364-Day facility varies from .125% to .200% prior to conversion to a term loan facility and thereafter, if exercised by the Company, from .175% to .300%. The Applicable Margin for the Five-Year facility varies from .105% to .175%. In addition, the Company pays a Facility Fee ranging from .050% to .100% on the entire amount of the 364-Day facility and a Facility Fee ranging from .070% to .125% on the entire amount of the Five-Year facility. Both the Applicable Margin and the Facility Fee vary based on the Company's achievement of a financial ratio. As of January 2, 1999, the Applicable Margin for the 364-Day facility was .140% and for the Five-Year facility was .120%. The Facility Fee for the 364-Day facility was .060% and for the Five-Year facility was .080%.

      In December 1998 we amended our Credit Agreement to permit our merger with Fred Meyer (See Merger footnote). The amendments, which become effective when the merger is completed, increase our rates to market rates.

  Prepayment
      The Company may prepay the Credit Agreement, in whole or in part, at any time, without a prepayment penalty. Certain Senior Notes totaling $900,000 are eligible for early redemption at varying times and premiums.

  Certain Covenants
      The Credit Agreement contains covenants which, among other things, restrict dividends and require the maintenance of certain financial ratios and levels, including fixed charge coverage ratios and leverage ratios.

  Senior Subordinated Indebtedness
      Senior Subordinated Indebtedness consists of the following: (i) $250,000
9 7/8% Senior Subordinated Debentures due August 1, 2002, redeemable at any time on or after August 1, 1999, in whole or in part at the option of the Company at par (the Company has repurchased $172,755 of the 9 7/8% Senior Subordinated Debentures in total, $4,285 in 1998); (ii) $355,774 6 3/4% to 9 5/8% Senior
Subordinated Notes due March 15, 1999 to October 15, 2009, with portions of these issues subject to early redemption by the Company at varying times and premiums (the Company has repurchased or redeemed $210,397 of the notes in total, $26,532 in 1998); (iii) $250,000 10% Senior Subordinated Notes due May 1, 1999. This issue is not subject to early redemption by the Company (the Company has repurchased $126,428 of the 10% Senior Subordinated Notes in total, $289 in
1998).

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

  Mortgage Financing
      During 1989 the Company completed a $612,475, 10% mortgage financing of 127 of its retail properties, distribution warehouse facilities, food processing facilities and other properties (the "Properties"), with a net book value of $325,327 held by 13 newly formed wholly-owned subsidiaries. The wholly-owned subsidiaries mortgaged the Properties, which are leased to the Company or affiliates of the Company, to a newly formed special purpose corporation, Secured Finance Inc.
      The mortgage loans had an original maturity of 15 years. The Properties are subject to the liens of Secured Finance Inc. The mortgage loans are subject to semi-annual payments of interest and principal on $150,000 of the borrowing based on a 30-year payment schedule and interest only on the remaining $462,475 principal amount. The unpaid principal amount will be due on December 15, 2004.
      In total, the Company has prepaid 89 mortgages with an original balance of $348,349. During 1998 the Company prepaid 54 mortgages with an original balance of $198,002. The mortgage balances at the time of the prepayment totaled $182,126. Pursuant to the terms of the mortgages a 20% premium payment was required. The premium totaled $36,425 and was applied, on a pro-rata basis, to the 38 remaining mortgage loans.
      Subsequent to the prepayment the remaining mortgage loans totaled $205,301. The remaining mortgage loans are subject to semi-annual payments of interest and principal on $45,777 based on the original 30-year payment schedule, adjusted for the pre-payment, and interest only on the remaining $159,524 principal amount.

  Commercial Paper
      Under the Credit Agreement the Company is permitted to issue up to $2,000,000 of unrated commercial paper and borrow up to $2,000,000 from the lenders under the Credit Agreement on a competitive bid basis. The total of unrated commercial paper, $141,257 at January 2, 1999, however, may not exceed $2,000,000. All commercial paper must be supported by availability under the Credit Agreement. These borrowings have been classified as long-term because the Company expects that during 1999 these borrowings will be refinanced using the same type of securities. Additionally, the Company has the ability to refinance the short-term borrowings under the Five-Year facility of the Credit Agreement which matures May 28, 2002.

  Interest Rate Protection Program
      The Company uses derivatives to limit its exposure to rising interest rates. During 1998 we followed these guidelines in using derivatives: (i) use average daily bank balance to determine annual debt amounts subject to interest rate exposure, (ii) limit the annual amount of debt subject to interest rate reset and the amount of floating rate debt to a combined total of $1,000,000 or less, (iii) include no leveraged derivative products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status. We review compliance with these guidelines annually with the Financial Policy Committee of the Company's Board of Directors. In addition, our internal auditors review compliance with these guidelines on an annual basis. These guidelines may be changed at any time as our business needs dictate.

      The table below indicates the types of swaps used, their duration, and their respective interest rates. The variable component of each interest rate derivative is based on the 6 month LIBOR using the forward yield curve as of January 2, 1999.

                                                                 1998          1997
                                                              ----------    ----------
Receive fixed swaps
  Notional amount...........................................  $  785,000    $1,085,000
  Duration in years.........................................         2.0           3.0
  Average receive rate......................................        6.50%         6.33%
  Average pay rate..........................................        5.30%         5.79%
Receive variable swaps
  Notional amount...........................................  $  925,000    $1,250,000
  Duration in years.........................................         2.4           2.7
  Average receive rate......................................        5.57%         5.83%
  Average pay rate..........................................        7.09%         6.92%
Interest rate caps
  Notional amount...........................................  $       --    $  200,000
  Duration in years.........................................          --            .9
  Average receive rate......................................          --          5.81%

      In addition, as of January 2, 1999, the Company had entered into a 2 year $75,000 receive variable swap that becomes effective July 1, 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Long-term Investments
      The fair values of these investments are estimated based on quoted market prices for those or similar investments.

  Long-term Debt
      The fair value of the Company's long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar issues. The fair value of $843,728 of long-term debt outstanding under the Company's Credit Agreement approximates carrying value.

  Interest Rate Protection Agreements
      The fair value of these agreements is based on the net present value of the future cash flows using the forward interest rate yield curve in effect at the respective years-end. If the swaps and caps were cancelled as of the respective years-end the result would have been a net cash outflow for 1998 and 1997. The swaps are linked to the Company's debt portfolio. (See Accounting Policies and Debt Obligations footnotes.)
      The estimated fair values of the Company's financial instruments are as follows:

                                                          1998                        1997
                                                ------------------------    ------------------------
                                                              ESTIMATED                   ESTIMATED
                                                 CARRYING        FAIR        CARRYING        FAIR
                                                  VALUE         VALUE         VALUE         VALUE
                                                ----------    ----------    ----------    ----------
Long-term investments for which it is
  Practicable.................................  $   71,102    $   71,582    $  167,609    $  168,512
  Not Practicable.............................  $    8,800            --    $   33,605    $       --
Long-term debt for which it is
  Practicable.................................  $2,717,723    $2,829,541    $2,804,070    $2,937,041
  Not Practicable.............................  $  472,161            --    $  516,685    $       --
Interest Rate Protection Agreements
  Receive fixed swaps.........................  $       --    $   21,833    $       --    $   11,307
  Receive variable swaps......................  $       --    $  (43,218)   $       --    $  (42,016)
  Interest rate caps..........................  $       --    $       --    $    1,130    $      434
                                                ----------    ----------    ----------    ----------
                                                $        0    $  (21,385)   $    1,130    $  (30,275)
                                                ==========    ==========    ==========    ==========

      The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could actually realize. In addition, the Company is not subjected to a concentration of credit risk related to these instruments.
      The investments for which it was not practicable to estimate fair value relate to equity investments accounted for under the equity method and investments in real estate development partnerships for which there is no market.
      It was not practicable to estimate the fair value of Industrial Revenue Bonds of $201,330, various mortgages of $259,827, and other notes of $11,004 for which there is no market.

LEASES

      The Company operates primarily in leased facilities. Lease terms generally range from 10 to 25 years with options to renew at varying terms. Certain of the leases provide for contingent payments based on a percent of sales.
      Rent expense (under operating leases) consists of:

                                                                1998        1997        1996
                                                              --------    --------    --------
Minimum rentals.............................................  $347,977    $321,782    $291,256
Contingent payments.........................................    10,277       9,230      10,373
                                                              --------    --------    --------
                                                              $358,254    $331,012    $301,629
                                                              ========    ========    ========

      Assets recorded under capital leases consists of:

                                                                1998         1997
                                                              ---------    ---------
Distribution and manufacturing facilities...................  $  30,382    $  30,382
Store facilities............................................    267,218      242,529
Less accumulated amortization...............................   (132,952)    (123,891)
                                                              ---------    ---------
                                                              $ 164,648    $ 149,020
                                                              =========    =========

      Minimum annual rentals for the five years subsequent to 1998 and in the aggregate are:

                                                               CAPITAL      OPERATING
                                                                LEASES        LEASES
                                                              ----------    ----------
1999........................................................  $   36,806    $  347,646
2000........................................................      35,863       325,112
2001........................................................      34,805       305,141
2002........................................................      33,743       287,334
2003........................................................      31,641       270,513
Thereafter..................................................     287,977     2,337,555
                                                              ----------    ----------
                                                                 460,835    $3,873,301
                                                                            ==========
Less estimated executory costs included in capital leases...      16,414
                                                              ----------
Net minimum lease payments under capital leases.............     444,421
Less amount representing interest...........................     230,438
                                                              ----------
Present value of net minimum lease payments under capital
  leases....................................................  $  213,983
                                                              ==========

EXTRAORDINARY LOSS

      The extraordinary loss in 1998, 1997, and 1996 relates to premiums paid to retire certain indebtedness early and the write-off of related deferred financing costs.

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

                                   FOR THE YEAR ENDED             FOR THE YEAR ENDED             FOR THE YEAR ENDED
                                    JANUARY 2, 1999               DECEMBER 27, 1997              DECEMBER 28, 1996
                              ----------------------------   ----------------------------   ----------------------------
                               INCOME     SHARES     PER-     INCOME     SHARES     PER-     INCOME     SHARES     PER-
                              (NUMER-    (DENOMI-   SHARE    (NUMER-    (DENOMI-   SHARE    (NUMER-    (DENOMI-   SHARE
                               ATOR)      NATOR)    AMOUNT    ATOR)      NATOR)    AMOUNT    ATOR)      NATOR)    AMOUNT
                              --------   --------   ------   --------   --------   ------   --------   --------   ------
Basic EPS...................  $449,912   255,814    $1.76    $444,032   254,284    $1.75    $352,735   250,979    $1.41
Dilutive effect of stock
  option awards.............               9,568                          8,576                          7,858
                              --------   -------             --------   -------             --------   -------
Diluted EPS.................  $449,912   265,382    $1.70    $444,032   262,860    $1.69    $352,735   258,837    $1.36
                              ========   =======             ========   =======             ========   =======

PREFERRED STOCK
      The Company has authorized 5,000,000 shares of voting cumulative preferred stock; 2,000,000 were available for issuance at January 2, 1999. Fifty thousand shares have been designated "Series A Preferred Shares" and are reserved for issuance under the Company's Shareholders' rights plan. The stock has a par value of $100 and is issuable in series.

COMMON STOCK
      The Company has authorized 1,000,000,000 shares of common stock, $1 par value per share. On January 29, 1997, the Company began repurchasing its common stock in order to reduce dilution caused by the Company's stock option plans. These repurchases were made using the proceeds, including the tax benefit, from options exercised. Further repurchases of up to $100,000 of the Company's common stock were authorized by the Board of Directors during October of 1997. On October 18, 1998, the Company suspended its repurchase program as result of the merger agreement between the Company and Fred Meyer, Inc. The main trading market for the Company's common stock is the New York Stock Exchange, where it is listed under the symbol KR. For the three years ended January 2, 1999, changes in common stock were:

                                                                ISSUED                IN TREASURY
                                                        ----------------------   ---------------------
                                                          SHARES       AMOUNT      SHARES      AMOUNT
                                                        ----------------------------------------------
December 30, 1995.....................................  267,555,842   $586,541   19,151,900   $243,631
Exercise of stock options including restricted stock
  grants..............................................    5,367,200     50,091       11,812        255
Tax benefit from exercise of non-qualified stock
  options.............................................                  21,598
                                                        -----------   --------   ----------   --------
December 28, 1996.....................................  272,923,042    658,230   19,163,712    243,886
Exercise of stock options including restricted stock
  grants..............................................    4,230,218     43,693        3,051        280
Open market purchases.................................                            3,015,887     84,932
Tax benefit from exercise of non-qualified stock
  options.............................................                  26,721
                                                        -----------   --------   ----------   --------
December 27, 1997.....................................  277,153,260    728,644   22,182,650    329,098
Exercise of stock options including restricted stock
  grants..............................................    4,635,492     53,553       23,060      1,101
Open market purchases.................................                            2,625,299    120,830
Tax benefit from exercise of non-qualified stock
  options.............................................                  54,605
                                                        -----------   --------   ----------   --------
January 2, 1999.......................................  281,788,752   $836,802   24,831,009   $451,029
                                                        ===========   ========   ==========   ========

STOCK OPTION PLANS
      The Company grants options for common stock to employees under various plans, as well as to its non-employee directors owning a minimum of 1,000 shares of common stock of the Company, at an option price equal to the fair market value of the stock at the date of grant. In addition to cash payments, the plans provide for the exercise of options by exchanging issued shares of stock of the Company. At January 2, 1999, 4,992,558 shares of common stock were available for future options. Options generally will expire 10 years from the date of grant. Options vest in one year to five years or, for certain options, upon the Company's stock reaching certain pre-determined market prices within ten years from the date of grant. All grants outstanding become immediately exercisable upon certain changes of control of the Company.
      Changes in options outstanding under the stock option plans, excluding restricted stock grants, were:

                                                                                WEIGHTED AVERAGE
                                                              SHARES SUBJECT      OF EXERCISE
                                                                TO OPTION       PRICE OF OPTIONS
                                                              ----------------------------------
Outstanding, December 30, 1995..............................    25,327,054           $ 9.68
Granted.....................................................     5,687,020           $20.71
Exercised...................................................    (5,339,416)          $ 9.04
Cancelled or expired........................................      (183,518)          $16.12
                                                                ----------
Outstanding, December 28, 1996..............................    25,491,140           $12.23
Granted.....................................................     3,110,560           $26.67
Exercised...................................................    (4,229,352)          $ 9.89
Cancelled or expired........................................      (210,670)          $12.53
                                                                ----------
Outstanding, December 27, 1997..............................    24,161,678           $14.50
Granted.....................................................     3,210,415           $43.13
Exercised...................................................    (4,541,437)          $11.59
Cancelled or expired........................................      (175,865)          $28.72
                                                                ----------
Outstanding, January 2, 1999................................    22,654,791           $19.52
                                                                ==========

      The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock awards and certain options where vesting is contingent upon the Company's stock reaching certain pre-determined market prices. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and diluted net earnings per share would have been reduced by approximately $16,306, or $.06 per share, $13,616, or $.05 per share, and $12,800, or $.05 per share, for 1998, 1997 and 1996, respectively. The weighted average fair value of the options granted during 1998, 1997, and 1996 was estimated as $18.72, $10.82 and $5.89, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: volatility of 26.6%, 24.0% and 22.7% for 1998, 1997 and 1996, respectively; risk-free interest rate of 4.6%, 5.7% and 6.3% for 1998, 1997 and 1996, respectively; and an expected term of approximately 7.8 years for 1998, 5.4 years for 1997, and 3.3 years for 1996. A summary of options outstanding and exercisable at January 2, 1999 follows:

                          OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                 --------------------------------------   ------------------------
                                 WEIGHTED-
                                  AVERAGE     WEIGHTED-                  WEIGHTED-
                    NUMBER       REMAINING     AVERAGE      OPTIONS       AVERAGE
   RANGE OF      OUTSTANDING    CONTRACTUAL   EXERCISE    EXERCISABLE    EXERCISE
EXERCISE PRICE   AS OF 1/2/99      LIFE         PRICE     AS OF 1/2/99     PRICE
-------------------------------------------------------   ------------------------
$ 4.85 - $ 6.22      936,026       1.30        $ 6.21         936,026     $ 6.21
  6.47 -   7.85    1,778,989       3.69          7.75       1,778,989       7.75
  8.10 -  10.29    2,278,179       3.43          9.35       2,278,179       9.35
 10.57 -  11.69    2,500,857       5.37         11.68       2,500,857      11.68
 11.72 -  12.66    1,650,667       2.49         11.75       1,650,667      11.75
 12.75 -  12.97    3,016,299       6.30         12.75       3,016,299      12.75
 13.04 -  20.75    4,269,784       7.26         20.34       3,508,376      20.25
 21.19 -  41.63    2,864,049       8.37         26.99       1,292,478      26.79
 42.13 -  54.47    3,359,941       9.30         44.69          14,475      44.48
                  ----------                               ----------
$ 4.85 - $54.47   22,654,791       6.11        $19.52      16,976,346     $13.80
                  ==========                               ==========

      At December 27, 1997 and December 28, 1996, options for 18,127,665 and 16,906,890 shares were exercisable at a weighted average exercise price of $11.72 and $9.44, respectively.

      Also, the Company may grant restricted stock awards to eligible employee participants. In general, a restricted stock award entitles an employee to receive a stated number of shares of common stock of the Company subject to forfeiture if the employee fails to remain in the continuous employ of the Company for a stipulated period. The holder of an award is entitled to the rights of a shareowner except that the restricted shares and the related rights to vote or receive dividends may not be transferred. The award is charged to earnings over the period in which the employee performs services and is based upon the market value of common stock at the date of grant for those grants without performance contingencies. As of January 2, 1999 and December 27, 1997, awards related to 382,898 and 354,850 shares, respectively, were outstanding. The charge to earnings for grants with performance-contingent vesting includes share appreciation between the grant date and the vesting date.
      Incentive shares may be granted under the 1994 plan, which consist of shares of common stock issued subject to achievement of performance goals. No incentive shares were outstanding as of January 2, 1999 and December 27, 1997.

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

      Income Taxes -- We have closed all tax years through 1984 with the Internal Revenue Service. The Internal Revenue Service has completed its examination of our tax returns for tax years through 1992. On September 15, 1998, the IRS voluntarily dismissed its appeal against Kroger. This action settled a previously unresolved issue for tax years 1984-1992. One issue remains in dispute with the IRS for tax years 1991 and 1992. We have provided for this and other tax contingencies.
      Insurance -- The Company's workers' compensation risks are self-insured in certain states. In addition, other workers' compensation risks and certain levels of insured general liability risks are based on retrospective premium plans, deductible plans, and self-insured retention plans. The liability for workers' compensation risks is accounted for on a present value basis. Actual claim settlements and expenses incident thereto may differ from the provisions for loss. Property risks have been underwritten by a subsidiary and are reinsured with unrelated insurance companies. Operating divisions and subsidiaries have paid premiums, and the insurance subsidiary has provided loss allowances, based upon actuarially determined estimates.
      Litigation -- The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position or results of operations.

WARRANT DIVIDEND PLAN
      On February 28, 1986, the Company adopted a warrant dividend plan providing for stock purchase rights to owners of the Company's common stock. The Plan was amended and restated as of April 4, 1997 and further amended on October 18, 1998. Each right, when exercisable, entitles the holder to purchase from the Company one ten-thousandth of a share of Series A Preferred Shares, par value $100 per share, at $87.50 per one ten-thousandth of a share. The rights will become exercisable, and separately tradeable, ten days after a person or group acquires 10% or more of the Company's common stock or ten business days following a tender offer or exchange offer resulting in a person or group having beneficial ownership of 10% or more of the Company's common stock. In the event the rights become exercisable, each right will entitle the holder the right, if that holder pays the exercise price, to purchase the Company's common stock, having a market value of twice the exercise price of the right. Under certain other circumstances, including certain acquisitions of the Company in a merger or other business combination transaction, or if 50% or more of the Company's assets or earning power are sold under certain circumstances, each right will entitle the holder to receive upon payment of the exercise price, shares of common stock of the acquiring company with a market value of two times the exercise price. At the Company's option, the rights, prior to becoming exercisable, are redeemable in their entirety at a price of $.01 per right. The rights are subject to adjustment and expire March 19, 2006. This summary description of the Plan is qualified in its entirety by the terms of the plan more particularly set forth in the Company's Forms 8-A/A dated April 4, 1997 and October 18, 1998.

OTHER POST EMPLOYMENT BENEFITS
      The Company administers non-contributory defined benefit retirement plans for substantially all non-union employees. Funding for the pension plans is based on a review of the specific requirements and on evaluation of the assets and liabilities of each plan. Employees are eligible to participate upon the attainment of age 21 (25 for participants prior to January 1, 1986) and the completion of one year of service, and benefits are based upon final average salary and years of service. Vesting is based upon years of service.

      In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. The majority of the Company's employees may become eligible for these benefits if they reach normal retirement age while employed by the Company. Funding of retiree health care and life insurance benefits occurs as claims or premiums are paid.

      Information with respect to change in benefit obligation, change in plan assets, net amounts recognized at end of year, weighted average assumptions and components of net periodic benefit cost follow:

                                                          PENSION BENEFITS          OTHER BENEFITS
                                                       -----------------------   ---------------------
                                                          1998         1997        1998        1997
                                                       ----------   ----------   ---------   ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year..............  $  943,456   $  874,097   $ 247,712   $ 253,172
Service Cost.........................................      27,959       26,682       8,596       9,463
Interest Cost........................................      68,456       67,701      16,841      19,609
Plan participants' contributions.....................          --           --       3,420       3,655
Amendments...........................................          --           --          --      (4,741)
Actuarial loss (gain)................................      48,486       22,088      12,428     (13,587)
Curtailment credit...................................          --           --     (16,970)         --
Benefits paid........................................     (49,277)     (47,112)    (16,076)    (19,859)
                                                       ----------   ----------   ---------   ---------
Benefit obligation at end of year....................  $1,039,080   $  943,456   $ 255,951   $ 247,712
                                                       ==========   ==========   =========   =========

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year.......  $1,095,118   $  947,726   $      --   $      --
Actual return on plan assets.........................     190,613      191,755          --          --
Employer contribution................................       2,987        2,750      12,656      16,203
Plan participants' contributions.....................          --           --       3,420       3,656
Benefits paid........................................     (49,277)     (47,112)    (16,076)    (19,859)
                                                       ----------   ----------   ---------   ---------
Fair value of plan assets at end of year.............  $1,239,441   $1,095,118   $      --   $      --
                                                       ==========   ==========   =========   =========
Pension plan assets include $166,548 and $148,942 of common stock of The Kroger Co. at the end of 1998 and 1997, respectively.

NET AMOUNT RECOGNIZED AT END OF YEAR:
Funded status at end of year.........................  $  200,361   $  151,662   $(255,951)  $(247,712)
Unrecognized actuarial gain..........................    (207,597)    (153,582)    (38,290)    (52,274)
Unrecognized prior service cost......................      18,840       21,213     (20,985)    (23,231)
Unrecognized net transition asset....................      (5,292)      (5,914)         --          --
                                                       ----------   ----------   ---------   ---------
Net amount recognized at end of year.................  $    6,312   $   13,379   $(315,226)  $(323,217)
                                                       ==========   ==========   =========   =========
Prepaid benefit cost.................................  $   32,476   $   36,979   $      --   $      --
Accrued benefit liability............................     (26,164)     (23,600)   (315,226)   (323,217)
                                                       ----------   ----------   ---------   ---------
Net amount recognized at end of year.................  $    6,312   $   13,379   $(315,226)  $(323,217)
                                                       ==========   ==========   =========   =========

                                                           PENSION BENEFITS         OTHER BENEFITS
                                                         ---------------------   ---------------------
                                                           1998        1997        1998        1997
                                                         ---------   ---------   ---------   ---------
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate..........................................       6.75%       7.25%       6.75%       7.25%
Expected return on plan assets.........................       9.50%       9.50%
Rate of compensation increase..........................       3.25%       3.75%       3.25%       3.75%

For measurement purposes, a 5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999 and thereafter.

                                                 PENSION BENEFITS                 OTHER BENEFITS
                                          ------------------------------   ----------------------------
                                            1998       1997       1996       1998      1997      1996
                                          --------   --------   --------   --------   -------   -------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost............................  $ 27,959   $ 26,682   $ 25,977   $  8,596   $ 9,463   $ 9,558
Interest cost...........................    68,456     67,701     61,091     16,841    19,608    18,006
Expected return on plan assets..........   (88,049)   (81,102)   (76,353)        --        --        --
Amortization of:
     Transition asset...................      (622)    (8,541)    (8,541)        --        --        --
     Prior service cost.................     2,373      2,373      2,373     (2,131)   (1,775)     (829)
     Actuarial (gain) loss..............       (63)       570        487     (1,555)     (811)     (162)
Curtailment credit......................        --         --         --    (17,086)       --        --
                                          --------   --------   --------   --------   -------   -------
Net periodic benefit cost...............  $ 10,054   $  7,683   $  5,034   $  4,665   $26,485   $26,573
                                          ========   ========   ========   ========   =======   =======

The accumulated benefit obligation for pension plans with no plan assets was $26,164 as of January 2, 1999, and $23,600 as of December 27, 1997.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                                 1%
                                                               POINT     1% POINT
                                                              INCREASE   DECREASE
                                                              --------   --------
Effect on total of service and interest cost components.....  $ 2,734    $ (2,300)
Effect on postretirement benefit obligation.................  $24,026    $(21,271)

The Company also administers certain defined contribution plans for eligible union and non-union employees. The cost of these plans for 1998, 1997, and 1996 was $27,595, $22,445, and $21,278, respectively.

The Company participates in various multi-employer plans for substantially all union employees. Benefits are generally based on a fixed amount for each year of service. Contributions and expense for 1998, 1997, and 1996 were $86,185, $83,506, and $88,758, respectively.

SEGMENTS

The Company operates retail food and drug stores in the Midwest, South and Southwest. The Company also manufactures and processes food for sale by its supermarkets and others, and also operates convenience stores.

Based on the information monitored by the Company's operating decision makers to manage the business, the Company has identified one reportable segment. Retail operation information consists of results from the Company's retail food and drug store divisions and convenience store divisions. Corporate and all other operation information relates primarily to results from the Company's Corporate office and manufacturing operations, none of which individually meet the quantitative thresholds of a reportable segment. All of the Company's operations are domestic. The Company manages income taxes, LIFO charges, interest income and interest expense on a consolidated basis at the Corporate level.

      Information about the Company's operations by operating segment is as follows:

                                                    CORPORATE AND   AMOUNTS NOT     UNUSUAL
                                        RETAIL        ALL OTHER     ALLOCATED(A)   ITEMS(B)    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------
1998
Sales...............................  $27,426,412    $  776,892                                $28,203,304
Depreciation and amortization.......      365,239        64,715                                    429,954
Operating income....................      951,730       174,231      $(270,897)    $(142,100)      712,964
Total assets........................    5,603,662     1,096,409                                  6,700,071
Capital expenditures................      786,398       137,063                                    923,461
-----------------------------------------------------------------------------------------------------------
1997
Sales...............................  $25,806,915    $  760,433                                $26,567,348
Depreciation and amortization.......      301,237        78,984                                    380,221
Operating income....................      910,726        93,824      $(292,187)                    712,363
Total assets........................    5,062,003     1,239,338                                  6,301,341
Capital expenditures................      508,438       103,760                                    612,198
-----------------------------------------------------------------------------------------------------------
1996
Sales...............................  $24,456,730    $  714,179                                $25,170,909
Depreciation and amortization.......      270,551        73,218                                    343,769
Operating income....................      811,369        68,454      $(312,510)                    567,313
Total assets........................    4,705,459     1,187,006                                  5,892,465
Capital expenditures................      449,134       284,749                                    733,883
-----------------------------------------------------------------------------------------------------------

Intercompany eliminations are not material.

(A) Amounts not allocated to segments include LIFO charges, interest income, and interest expense.

(B) See One-Time Expenses ($52,400) and Accounting Change ($89,700) footnotes.

RECENTLY ISSUED ACCOUNTING STANDARDS
      The Financial Accounting Standards Board issued Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" and No. 134 "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". The Company has not yet determined what effect, if any, these statements will have.

COMPREHENSIVE INCOME
      The Company has no items of other comprehensive income in any period presented. Therefore net earnings as presented in the Consolidated Statement of Operations equals comprehensive income.

SUBSEQUENT EVENTS
      On January 6, 1999, we changed our fiscal year-end to the Saturday nearest January 31 of each year. This change is disclosed in our Current Report on Form 8-K dated January 6, 1999. Our first new fiscal year will end January 29, 2000. It will include a 16-week first quarter ending May 22, 1999, and 12-week second, third and fourth quarters ending August 14, 1999, November 6, 1999, and January 29, 2000, respectively. We intend to file separate audited statements of operations and cash flows covering the transition period from January 3, 1999 to January 30, 1999 on a Current Report on Form 8-K on or before May 15, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONCLUDED

QUARTERLY DATA (UNAUDITED)

                                                               QUARTER
                                          -------------------------------------------------
                                            FIRST        SECOND       THIRD        FOURTH     TOTAL YEAR
                  1998                    (12 WEEKS)   (12 WEEKS)   (16 WEEKS)   (13 WEEKS)   (53 WEEKS)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Sales...................................  $6,388,759   $6,441,616   $8,023,906   $7,349,023   $28,203,304
Merchandise costs.......................   4,956,007    4,911,644    6,091,003    5,564,367    21,523,021
Extraordinary loss......................      (4,293)                   (6,490)     (28,340)      (39,123)
Net earnings............................      47,428       94,329      117,895      151,137       410,789
Basic earnings per common share:
     Earnings before extraordinary
       loss.............................         .20          .37           49          .70          1.76
     Extraordinary loss.................        (.02)                     (.03)        (.10)         (.15)
                                          ----------   ----------   ----------   ----------   -----------
Basic net earnings per common share.....         .18          .37          .46          .60          1.61
Diluted earnings per common share:
     Earnings before extraordinary
       loss.............................         .20          .36          .47           67          1.70
     Extraordinary loss.................        (.02)                     (.02)         (11)         (.15)
                                          ----------   ----------   ----------   ----------   -----------
Diluted net earnings per common share...         .18          .36          .45          .56          1.55

                                                               QUARTER
                                          -------------------------------------------------
                                            FIRST        SECOND       THIRD        FOURTH     TOTAL YEAR
                  1997                    (12 WEEKS)   (12 WEEKS)   (16 WEEKS)   (12 WEEKS)   (52 WEEKS)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Sales...................................  $6,139,413   $6,231,794   $7,686,639   $6,509,502   $26,567,348
Merchandise costs.......................   4,686,363    4,741,737    5,863,919    4,961,335    20,253,354
Extraordinary loss......................      (5,210)      (3,033)        (803)     (23,330)      (32,376)
Net earnings............................      87,050      105,104       95,727      123,775       411,656
Basic earnings per common share:
     Earnings before extraordinary
       loss.............................         .36          .43          .38          .58          1.75
     Extraordinary loss.................        (.02)        (.01)                     (.09)         (.13)
                                                ----         ----         ----         ----          ----
Basic net earnings per common share.....         .34          .42          .38          .49          1.62
Diluted earnings per common share:
     Earnings before extraordinary
       loss.............................         .35          .41          .37          .56          1.69
     Extraordinary loss.................        (.02)        (.01)                     (.09)         (.12)
                                                ----         ----         ----         ----          ----
Diluted net earnings per common share...         .33          .40          .37          .47          1.57

  Common Stock Price Range

                               1998                  1997
                        ------------------    ------------------
       QUARTER           HIGH        LOW       HIGH        LOW
----------------------------------------------------------------
1st...................  47 5/16    33 1/16    28 1/8     22 11/16
2nd...................  47 1/2     40 3/16    29 1/8     23 13/16
3rd...................  54 1/8     42         31 1/16    27 1/8
4th...................  60 13/16   44         37 5/16    28 1/2

      The number of shareowners of record of common stock as of March 23, 1999, was 46,870.

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

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the copies of all Section 16(a) forms received by the Company, or written representations from certain persons that no Forms 5 were required for those persons, the Company believes that during fiscal year 1998 all filing requirements applicable to its officers, directors and ten percent beneficial owners were timely satisfied except that Mr. Lawrence M. Turner filed an amended Form 4 reporting the inadvertent understatement of 7,000 shares reported in the exercise of a stock option and the sale of the underlying securities, and Ms. Lynn Marmer filed a Form 5 reporting the sale of 200 shares of stock that inadvertently was not reported on a Form 4 during 1998.

                        EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person as of February 5, 1999. Except as otherwise noted below, each person has held office for at least five years and was elected to that office at the 1998 Organizational Meeting of the Board of Directors held May 14, 1998. Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

                                                                            Recent
Name                                Age                                Employment History
----                                ---                                ------------------
Warren F. Bryant                    53               Mr. Bryant was elected President and Chief Executive
                                                     Officer of Dillon Companies, Inc. effective September 1,
                                                     1996.  Prior to this he was elected President and Chief
                                                     Operating Officer of Dillon Companies, Inc. on June 18,
                                                     1995, Senior Vice President of Dillon Companies, Inc. on
                                                     May 1, 1993, and Vice President of Dillon Companies, Inc.
                                                     on March 1, 1990.  Before this Mr. Bryant served as Vice
                                                     President of Marketing, Dillon Stores Division, from June
                                                     1988 until March 1990, and in a number of key
                                                     management positions with the Company, including
                                                     Director of Merchandising for the Mid-Atlantic Marketing
                                                     Area and Director of Operations for the Charleston, West
                                                     Virginia division of the Mid-Atlantic Marketing Area.  He
                                                     joined the Company in 1964.

Geoffrey J. Covert                  47               Mr. Covert was elected Group Vice President and
                                                     President of Kroger Manufacturing effective April 19, 1998.
                                                     Prior to this he joined the Company and was appointed
                                                     Vice President, Grocery Products Group, on March 18,

                                                                            Recent
Name                                Age                                Employment History
----                                ---                                ------------------
                                                     1996. Prior to joining the Company, Mr. Covert had 23 years of service with Procter & Gamble. In his last role with
                                                     Procter & Gamble, he was responsible for Manufacturing
                                                     Purchasing, Customer Service/Logistics, Engineering, Human
                                                     Resources, and Contract Manufacturing for Procter & Gamble's
                                                     Hard Surface Cleaner business worldwide.

David B. Dillon                     47               Mr. Dillon was elected President and Chief Operating
                                                     Officer of Kroger effective June 18, 1995.  Prior to this he was elected Executive Vice President on September 13,
                                                     1990, Chairman of the Board of Dillon Companies, Inc. on
                                                     September 8, 1992, and President of Dillon Companies,
                                                     Inc. on April 22, 1986.  Before his election he was
                                                     appointed President of Dillon Companies, Inc.

Paul W. Heldman                     47               Mr. Heldman was elected Senior Vice President effective
                                                     October 5, 1997, Secretary on May 21, 1992, and Vice
                                                     President and General Counsel effective June 18, 1989. Prior to his election he held various positions in the Company's
                                                     Law Department. Mr. Heldman joined the Company in 1982.

Michael S. Heschel                  57               Mr. Heschel was elected Executive Vice President effective
                                                     June 18, 1995. Prior to this he was elected Senior Vice
                                                     President - Information Systems and Services on February 10,
                                                     1994, and Group Vice President - Management Information
                                                     Services on July 18, 1991. Before this Mr. Heschel served as
                                                     Chairman and Chief Executive Officer of Security Pacific
                                                     Automation Company. From 1985 to 1990 he was Vice President
                                                     of Baxter International, Inc.

Lynn Marmer                         46               Ms. Marmer was elected Group Vice President effective
                                                     January 19, 1998.  Prior to her election, Ms. Marmer was
                                                     an attorney in the Company's Law Department.
                                                     Ms. Marmer joined the Company in 1997.  Before joining
                                                     the Company she was a partner in the law firm of
                                                     Dinsmore & Shohl.

Don W. McGeorge                     44               Mr. McGeorge was elected Senior Vice President effective
                                                     August 10, 1997.  Prior to his election, Mr. McGeorge was
                                                     President of the Company's Columbus Marketing Area
                                                     effective December 29, 1996; and prior thereto President
                                                     of the Company's Michigan Marketing Area effective June
                                                     20, 1993.  Before this he served in a number of key
                                                     management positions with the Company, including Vice
                                                     President of Merchandising of the Company's Nashville
                                                     Marketing Area.  Mr. McGeorge joined the Company in
                                                     1977.

W. Rodney McMullen                  38               Mr. McMullen was elected Senior Vice President effective
                                                     October 5, 1997, Group Vice President and Chief Financial
                                                     Officer effective June 18, 1995. Prior to this he

                                                                            Recent
Name                                Age                                Employment History
----                                ---                                ------------------
                                                     was appointed Vice President-Control and Financial
                                                     Services on March 4, 1993, and Vice President, Planning
                                                     and Capital Management effective December 31, 1989.
                                                     Mr. McMullen joined the Company in 1978 as a part-time
                                                     stock clerk.

Joseph A. Pichler                   59               Mr. Pichler was elected Chairman of the Board on September
                                                     13, 1990, and Chief Executive Officer effective June 17,
                                                     1990. Prior to this he was elected President and Chief
                                                     Operating Officer on October 24, 1986, and Executive Vice
                                                     President on July 16, 1985. Mr. Pichler joined Dillon
                                                     Companies, Inc. in 1980 as Executive Vice President and was
                                                     elected President of Dillon Companies, Inc. in 1982.

James R. Thorne                     52               Mr. Thorne was elected Senior Vice President effective June
                                                     18, 1995. Prior to his election Mr. Thorne was appointed
                                                     President of the Company's Mid-Atlantic Marketing Area in
                                                     1993. Before this Mr. Thorne served in a number of key
                                                     management positions in the Mid-Atlantic Marketing Area,
                                                     including Advertising Manager, Zone Manager, Director of
                                                     Operations, and Vice President- Merchandising. Mr. Thorne
                                                     joined the Company in 1966 as a part-time grocery clerk.

Lawrence M. Turner                  51               Mr. Turner was elected Vice President on December 5, 1986. He
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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Financial Statements:

        Report of Independent Public Accountants

        Consolidated Balance Sheet as of January 2, 1999 and December 27, 1997

        Consolidated Statement of Operations and Accumulated Deficit for the years ended January 2, 1999, December 27, 1997, and December 28, 1996

        Consolidated Statement of Cash Flows for the years ended January 2,
         1999, and December 27, 1997 Notes to Consolidated Financial Statements

        Financial Statement Schedules:

        There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto

(b)     Reports on Form 8-K:

        On October 20, 1998, The Kroger Co. filed a current report on Form 8-K with the SEC disclosing its unaudited earnings for the third quarter 1998, and its Agreement and Plan of Merger dated as of October 18, 1998, between The Kroger Co., Jobsite Holdings, Inc., and Fred Meyer, Inc.

        On October 23, 1998, The Kroger Co. filed a current report on Form 8-K dated October 22, 1998, disclosing materials that were distributed at meetings with analysts conducted in October 1998, relating to The Kroger Co.'s proposed merger with Fred Meyer, Inc.

        On December 8, 1998, The Kroger Co. filed a current report on Form 8-K with the SEC disclosing Fred Meyer, Inc.'s financial information and proformas

        On December 11, 1998, The Kroger Co. filed a current report on Form 8-K with the SEC disclosing its Underwriting Agreement dated December 8, 1998, among The Kroger Co. and the Underwriters named therein; its Pricing Agreement dated December 8, 1998, among The Kroger Co., Goldman, Sachs & Co., Chase Securities Inc., and Salomon Smith Barney Inc., relating to The Kroger Co.'s 6.80% Senior Notes due 2018; and its Third Supplemental Indenture, dated as of December 11, 1998, between The Kroger Co. and Star Bank, National Association, as Trustee, relating to The Kroger Co.'s 6.80% Senior Notes due 2018

(c)     Exhibits

           3.1             Amended Articles of Incorporation of The Kroger Co.
                           are incorporated by reference to Exhibit 3.1 of The Kroger Co.'s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Kroger Co.'s Regulations are incorporated by reference to Exhibit
                           4.2 of The Kroger Co.'s Registration Statement on Form S-3 (Registration No. 33-57552) filed with the SEC on January 28, 1993

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

         12.1              Statement of Computation of Ratio of Earnings to
                           Fixed Charges

         21.1              Subsidiaries of the Registrant

         23.1              Consent of Independent Public Accountants

         24.1              Powers of Attorney

         27.1              Financial Data Schedule

         99.1              Annual Reports on Form 11-K for The Kroger Co.
                           Savings Plan and the Dillon Companies, Inc. Employee Stock Ownership Plan and Trust for the Year 1998 will be filed by amendment on or before May 3, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE KROGER CO.


Dated:    March 26, 1999            By (*Joseph A. Pichler)
                                         Joseph A. Pichler, Chairman
                                         of the Board of Directors and
                                         Chief Executive Officer


Dated:    March 26, 1999            By (*W. Rodney McMullen)
                                         W. Rodney McMullen
                                         Senior Vice President and
                                         Chief Financial Officer


Dated:    March 26, 1999            By (*J. Michael Schlotman)
                                         J. Michael Schlotman
                                         Vice President & Corporate Controller
                                         and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 26th day of March, 1999.



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

                                          Director
----------------------
Thomas H. O'Leary


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



*By:    (Bruce M. Gack)
        Bruce M. Gack
        Attorney-in-fact