Form 10-K/A
period 1999-01-02
KROGER CO
filed 1999-04-27
CIK 56873

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

                                 THE KROGER CO.

An Ohio Corporation                     I.R.S. Employer Identification
                                                     No. 31-0345740

Address                                            Telephone Number
-------                                            ----------------
1014 Vine St.                                       (513) 762-4000
Cincinnati, Ohio   45202

Securities registered pursuant to section 12 (b) of the Act:
                                             Name of Exchange on
Title of Class                                 which Registered
--------------                             -----------------------
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

Yes X    No   .
   ---     ---

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



(a)      Financial Statements:

         Report of Independent Public Accountants

         Consolidated Balance Sheet as of January 2, 1999 and December 27, 1997

         Consolidated Statement of Operations and Accumulated Deficit for the years ended January 2, 1999, December 27, 1997 and December 28, 1996

         Consolidated Statement of Cash Flows for the years ended January 2, 1999, December 27, 1997 and December 28, 1996

         Notes to Consolidated Financial Statements

         Financial Statement Schedules:

         There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto

(b)      Reports on Form 8-K.

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

         On December 8, 1998, The Kroger Co. filed a current report on Form 8-K with the SEC disclosing Fred Meyer, Inc.'s financial information and proformas

         On December 11, 1998, The Kroger Co. filed a current report on Form 8-K with the SEC disclosing its Underwriting Agreement dated December 8, 1998, among The Kroger Co. and the Underwriters named therein; its Pricing Agreement dated December 8, 1998, among The Kroger Co., Goldman, Sachs & Co., Chase Securities Inc., and Salomon Smith Barney Inc., relating to The Kroger Co.'s 6.80% Senior Notes due 2018; and its Third Supplemental Indenture, dated as of December 11, 1998, between The Kroger Co. and Star Bank, National Association, as Trustee, relating to The Kroger Co.'s 6.80% Senior Notes due 2018

(c)      Exhibits
          2.1 Agreement and Plan of Merger, dated as of October 18, 1998, among The Kroger Co., Jobsite Holdings, Inc. and Fred Meyer, Inc. Incorporated by reference to Appendix A to The Kroger Co.'s Registration Statement on Form S-4 (Registration No. 333-66961)

          2.2 Stock Option Agreement, dated as of October 18, 1998, between Fred Meyer, Inc. and The Kroger Co. Incorporated by reference to Appendix B to The Kroger Co.'s Registration Statement on Form S-4 (Registration No. 333-66961)

          2.3 Stock Option Agreement, dated as of October 18, 1998, between The Kroger Co. and Fred Meyer, Inc. Incorporated by reference to Appendix C to The Kroger Co.'s Registration Statement on Form S-4 (Registration No. 333-66961)

          3.1 Amended Articles of Incorporation of The Kroger Co. are incorporated by reference to Exhibit 3.1 of The Kroger Co.'s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Kroger Co.'s Regulations are incorporated by reference to Exhibit 4.2 of The Kroger Co.'s Registration Statement on Form S-3 (Registration No. 33-57552) filed with the SEC on January 28, 1993

          4.1 Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request

         10.1 Material Contracts - Third Amended and Restated Employment Agreement dated as of July 22, 1993, between the Company and Joseph A. Pichler is hereby incorporated by reference to
                  Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 9, 1993

        *12.1     Statement of Computation of Ratio of Earnings to Fixed Charges

        *21.1     Subsidiaries of the Registrant

         23.1     Consent of Independent Public Accountants

         23.2     Consent of Independent Public Accountant

        *24.1     Powers of Attorney

        *27.1     Financial Data Schedule

         99.1 Financial Statements for The Kroger Co. Savings Plan for the Year Ended 1998

         99.2 Financial Statements for the Dillon Companies, Inc. Employee Stock Ownership Plan and Trust for the Year Ended 1998




---------------------
 * Previously filed.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE KROGER CO.


Dated:   April 27, 1999               By (*Joseph A. Pichler)
                                           Joseph A. Pichler, Chairman
                                           of the Board of Directors and
                                           Chief Executive Officer


Dated:   April 27, 1999               By (*W. Rodney McMullen)
                                           W. Rodney McMullen
                                           Senior Vice President and
                                           Chief Financial Officer


Dated:   April 27, 1999               By (*J. Michael Schlotman)
                                           J. Michael Schlotman
                                           Vice President & Corporate Controller
                                           and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 27th day of April, 1999.



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

________________________                     Director
Bobby S. Shackouls

(*James D. Woods)                            Director
James D. Woods



*By: (Bruce M. Gack)
     Bruce M. Gack
     Attorney-in-fact