Form 10-Q
period 1999-05-22
KROGER CO
filed 1999-07-06
CIK 56873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 22, 1999 or

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

There were 829,453,186 shares of Common Stock ($1 par value) outstanding as of June 28, 1999.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information for the quarter ended May 22, 1999 includes the results of operations of The Kroger Co. and its consolidated subsidiaries, for the 16 week quarter ended May 22, 1999. Except as otherwise specifically provided, information in these consolidated financial statements excludes Fred Meyer, Inc., and its subsidiaries because the acquisition by merger was not completed until May 27, 1999. The unaudited information for the quarter ended March 21, 1998 includes the results of operations of The Kroger Co. for the 12 week quarter ended March 21, 1998, and its wholly owned subsidiary Dillon Companies, Inc. for the 13 week quarter ended March 28, 1998. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.



                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                            Quarter Ended
                                                                      -----------------------
                                                                        May 22,      March 21,
                                                                         1999          1998
                                                                      ----------    ---------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $8,789        $6,389
                                                                        ------        ------
Costs and expenses
 Merchandise costs, including warehousing and transportation. . .        6,645         4,956
 Operating, general and administrative. . . . . . . . . . . . . .        1,545         1,109
 Rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          106            84
 Depreciation and amortization. . . . . . . . . . . . . . . . . .          136            93
 Interest expense . . . . . . . . . . . . . . . . . . . . . . . .           77            64
                                                                        ------        ------
     Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,509         6,306
                                                                        ------        ------

Earnings before tax expense and extraordinary loss. . . . . . . .          280            83
Tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . .          104            32
                                                                        ------        ------

Earnings before extraordinary loss. . . . . . . . . . . . . . . .          176            51
Extraordinary loss. . . . . . . . . . . . . . . . . . . . . . . .            -            (4)
                                                                        ------        ------
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . .       $  176        $   47
                                                                        ======        ======

Basic earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . . . . . . .       $  .34        $  .10
 Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . .            -          (.01)
                                                                        ------        ------
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . .       $  .34        $  .09
                                                                        ======        ======

Average number of common shares used in
 basic calculation. . . . . . . . . . . . . . . . . . . . . . . .          515           510

Diluted earnings per common share:
 Earnings from operations . . . . . . . . . . . . . . . . . . . .       $  .33        $  .10
 Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . .            -          (.01)
                                                                        ------        ------
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . .       $  .33        $  .09
                                                                        ======        ======

Average number of common shares used in
 diluted calculation. . . . . . . . . . . . . . . . . . . . . . .          535           530


--------------------------------------------------------------------------------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                  May 22,           January 30,
                                                                   1999                 1999
                                                                  ------               ------
ASSETS
Current assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .         $   68               $   85
  Receivables . . . . . . . . . . . . . . . . . . . . . .            379                  410
  Inventories:
    FIFO cost . . . . . . . . . . . . . . . . . . . . . .          2,213                2,273
    Less LIFO reserve . . . . . . . . . . . . . . . . . .           (479)                (473)
                                                                  ------               ------
                                                                   1,734                1,800

  Property held for sale. . . . . . . . . . . . . . . . .             17                    8
  Prepaid and other current assets. . . . . . . . . . . .            357                  426
                                                                  ------               ------
      Total current assets. . . . . . . . . . . . . . . .          2,555                2,729

Property, plant and equipment, net. . . . . . . . . . . .          3,929                3,806
Investments and other assets. . . . . . . . . . . . . . .            250                  244
                                                                  ------               ------
      Total Assets. . . . . . . . . . . . . . . . . . . .         $6,734               $6,779
                                                                  ======               ======

LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .         $   37               $  164
  Current portion of obligations under
    capital leases. . . . . . . . . . . . . . . . . . . .             12                   11
  Accounts payable. . . . . . . . . . . . . . . . . . . .          1,673                1,719
  Other current liabilities . . . . . . . . . . . . . . .          1,298                1,262
                                                                  ------               ------
      Total current liabilities . . . . . . . . . . . . .          3,020                3,156

Long-term debt. . . . . . . . . . . . . . . . . . . . . .          3,001                3,100
Obligations under capital leases. . . . . . . . . . . . .            211                  202
Deferred income taxes . . . . . . . . . . . . . . . . . .            204                  202
Other long-term liabilities . . . . . . . . . . . . . . .            462                  468
                                                                  ------               ------
      Total Liabilities . . . . . . . . . . . . . . . . .          6,898                7,128
                                                                  ------               ------

SHAREOWNERS' DEFICIT
Common capital stock, par $1, at stated value
  Authorized: 1 billion shares
  Issued:  1999 - 565 shares
           1998 - 565 shares. . . . . . . . . . . . . . .             861                 851
Accumulated deficit . . . . . . . . . . . . . . . . . . .            (573)               (749)
Common stock in treasury, at cost
           1999 - 50 shares
           1998 - 50 shares . . . . . . . . . . . . . . .            (452)               (451)
                                                                   ------              ------
    Total Shareowners' Deficit                                       (164)               (349)
                                                                   ------              ------
    Total Liabilities and Shareowners' Deficit. . . . . .          $6,734              $6,779
                                                                   ======              ======

--------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                             Quarter Ended
                                                                    -----------------------------
                                                                       May 22,          March 21,
                                                                        1999               1998
                                                                    -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . .      $ 176             $   47
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .          -                  4
     Depreciation and amortization. . . . . . . . . . . . . . . .        136                 93
     Amortization of deferred financing costs . . . . . . . . . .          1                  3
     LIFO charge. . . . . . . . . . . . . . . . . . . . . . . . .          6                  5
     Other changes, net . . . . . . . . . . . . . . . . . . . . .          -                  1
     Net increase in cash from changes in operating
       assets and liabilities, detail below . . . . . . . . . . .        149                 85
                                                                      ------             ------
        Net cash provided by operating activities . . . . . . . .        468                238
                                                                      ------             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .       (248)              (175)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .          7                  -
  Decrease (increase) in property held for sale . . . . . . . . .         (8)                25
  Increase in other investments . . . . . . . . . . . . . . . . .         (8)                (4)
                                                                      ------             ------
        Net cash used by investing activities . . . . . . . . . .       (257)              (154)
                                                                      ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .          -                 (6)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .         (1)                (9)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .          -                 215
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .       (226)               (174)
  Outstanding checks. . . . . . . . . . . . . . . . . . . . . . .         (7)               (104)
  Proceeds from issuance of capital stock . . . . . . . . . . . .          9                  16
  Capital stock reacquired. . . . . . . . . . . . . . . . . . . .          -                 (25)
  Other change, net . . . . . . . . . . . . . . . . . . . . . . .         (3)                 (3)
                                                                      ------             -------

        Net cash used by financing activities . . . . . . . . . .       (228)                (90)
                                                                      ------             -------

Net decrease in cash and temporary cash investments . . . . . . .        (17)                 (6)

Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .         85                  65
                                                                      ------              ------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .     $   68              $   59
                                                                      ======              ======

INCREASE (DECREASE) IN CASH FROM CHANGES IN OPERATING ASSETS AND LIABILITIES:

    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .     $   61              $  173
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . .         30                  23
    Prepaid and other current assets. . . . . . . . . . . . . . .         64                   8
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .        (39)               (150)
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .          6                  (3)
    Other changes, net. . . . . . . . . . . . . . . . . . . . . .         27                  34
                                                                      ------              ------
                                                                      $  149              $   85
                                                                      ======              ======

--------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

Supplemental disclosures of cash flow information:

                                                         Quarter Ended
                                                  ---------------------------
                                                    May 22,        March 21,
                                                     1999            1998
                                                  ----------      ---------

Cash paid during the period for:

   Interest (net of amount capitalized)              $ 81            $ 59
   Income taxes                                        57              13

--------------------------------------------------------------------------------

                   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.       BASIS OF PRESENTATION
         ---------------------

         The year-end condensed balance sheet data was derived from audited financial statements, and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles.

         The accompanying financial statements include the consolidated accounts of The Kroger Co. and its subsidiaries ("Kroger"). The year-end condensed balance sheet includes Kroger's January 30, 1999 balance sheet. Amounts included in the consolidated financial statements as of May 22, 1999 and for the quarter then ended includes the results of operations of the Company for the 16 week quarter ended May 22, 1999. Quarterly reports for fiscal year 1998 include results of a wholly owned subsidiary of the Company based on 13 week quarterly periods, for which it will not be practicable or cost-justified to recast results in a manner consistent with the quarterly reporting periods of the newly adopted fiscal year. As a result, the information for the quarter ended March 21, 1998 includes the results of operations of The Kroger Co. for the 12 week quarter ended March 21, 1998 and its wholly owned subsidiary Dillon Companies, Inc. ("Dillon") for the 13 week quarter ended March 28, 1998. Because these amounts reflect results covering different periods of time, and different lengths of time, the consolidated statements of operations and of cash flows do not represent, and are not intended to represent, comparable results. Significant intercompany transactions and balances have been eliminated. References to the "Company" mean the consolidated company.

2.       BUSINESS COMBINATIONS
         ---------------------

         On May 27, 1999, Kroger issued 312 million shares of Kroger common stock in connection with a merger, for all of the outstanding common stock of Fred Meyer, Inc., which operates stores primarily in the Western region of the United States. The merger was accounted for as a pooling of interests.

         The following table presents sales, extraordinary losses, net earnings, and earnings per diluted share for historical Kroger, historical Fred Meyer, and the combined company:

                                                                  Kroger        Fred Meyer     Combined
         (in millions, except per share amounts)                Historical      Historical      Company
         ---------------------------------------                ----------      ----------      -------

         First quarter - 1999
           Sales...........................................       $8,789           $4,704       $13,493
           Net earnings....................................          176               31           207
           Diluted earnings per common share...............          .33              .09           .24

         First quarter - 1998
           Sales...........................................       $6,389           $4,040       $10,429
           Extraordinary loss, net of income tax benefit...           (4)            (217)         (221)
           Net earnings....................................           47             (288)         (241)
           Diluted earnings per common share...............          .09             (.99)         (.30)

         Fred Meyer historical numbers have been restated to conform with accounting practices of Kroger with respect to certain inventory related costs and the capitalization policy for property, plant and equipment. The restatement reduced Fred Meyer net earnings by approximately $3 million in the first quarter of 1998.
         The effect of the conforming adjustments for the first quarter of 1999 was not material.

         On March 10, 1998, Fred Meyer acquired Food 4 Less Holdings, Inc. ("Ralphs/Food 4 Less"), a supermarket chain operating primarily in Southern California by issuing 22 million shares of common stock to the Ralphs/Food 4 Less stockholders. The acquisition was accounted for under the purchase method of accounting. The Fred Meyer historical numbers include the operating results of Ralphs/Food 4 Less from the date of acquisition.

3.       ONE-TIME EXPENSES
         -----------------

         In the second quarter of 1998, the Company incurred a $41 million one-time expense associated with logistics projects. This expense included the costs associated with ending a joint venture related to a warehouse operation that formerly served the Company's Michigan stores and several independent customers. The warehouse is now operated by a third party that distributes the Company's inventory to its Michigan stores. These expenses also included the transition costs related to one of the Company's new warehouses, and one new warehouse facility operated by an unaffiliated entity that provides services to the Company. These costs included carrying costs of the facilities idled as a result of these new warehouses and the associated employee severance costs. The expenses described above included non-cash asset writedowns of $16 million and were included in merchandise costs, including warehouse and transportation. The remaining $25 million of expenses are summarized as follows:

                                                          Facility
                                               Employee   Carrying    Joint
         (in millions)                        Severance    Costs     Venture      Total
         -----------------------------        ----------  ---------  --------    ------
         Balance at December 27, 1997            $ -         $ -       $ -         $ -
           Expense                                11           9         5          25
           Payments                                7           3         5          15
                                                 ---         ---       ---         ---
         Balance at January 2, 1999                4           6         -          10
           Payments                                4           2         -           6
                                                 ---         ---       ---         ---
         Balance at May 22, 1999                 $ -         $ 4       $ -         $ 4
                                                 ===         ===       ===         ===

         The carrying costs of the idled warehouse facilities will be paid through 2001.

         Additionally, in the second quarter of 1998, the Company incurred one-time expenses of $12 million associated with accounting, data and operations consolidations in Texas. These included the cost of closing eight stores and relocating the remaining Dallas office employees to a smaller facility. These expenses, which included non-cash asset writedowns of $2 million, were included in operating, general and administrative expenses. Cash expenses paid to date are $2 million and the remaining accrual of $8 million at May 22, 1999 represents estimated rent or lease termination costs that will be paid on closed stores through 2013.

4.       ACCOUNTING CHANGE
         -----------------

         In the second quarter of 1998, Kroger changed its application of the Last-In, First-Out, or LIFO method of accounting for store inventories from the retail method to the item cost method. The change was made to more accurately reflect inventory value by eliminating the averaging and estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 1997 cannot be determined. The effect of the change on the December 28, 1997 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in restated results for the quarter ended March 21, 1998. This change increased merchandise costs by $90 million and reduced earnings before extraordinary loss and net earnings by $56 million. The item cost method did not have a material impact on earnings subsequent to its initial adoption.

5.       INCOME TAXES
         ------------

         The effective income tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes.

6.       EARNINGS PER COMMON SHARE
         -------------------------

         Earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options.

         The following table provides a reconciliation of earnings before extraordinary loss and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

                                                     For the quarter ended        For the quarter ended
                                                          May 22, 1999                March 21, 1998
                                                  ---------------------------   --------------------
                                                   Income     Shares    Per      Income    Shares    Per
                                                  (Numer-    (Denomi-   Share   (Numer-   (Denomi-   Share
         (in millions, except per share amounts     ator)     nator)   Amount     ator)     nator)  Amount
         --------------------------------------   --------   --------  ------   --------  --------  -------
         Basic earnings per common share. . . .     $176        515     $0.34      $51       510     $0.10

         Dilutive effect of stock
           options and warrants . . . . . . . .         -        20                  -        20
                                                    -----      ----                ---       ---

         Diluted earnings per
         common share . . . . . . . . . . . .        $176       535     $0.33      $51       530     $0.10
                                                     ====       ===                ===       ===

         On May 20, 1999, the Company announced a distribution in the nature of a two-for-one stock split, to shareholders of record of common stock on June 7, 1999. In compliance with SFAS No. 128, Earnings per Share, earnings per share are presented showing the effect of the split. If the split had not occurred diluted earnings per share before extraordinary loss would have been $0.66 for the first quarter of 1999 versus $0.20 for the first quarter of 1998. Shares were distributed on June 28, 1999.

7.       SEGMENTS
         --------

         The Company operates retail food and drug stores and convenience stores in the Midwest and South. The Company's retail operations, which represent approximately 97% of consolidated sales, are its only reportable segment. All of the Company's operations are domestic.

8.       SUBSEQUENT EVENTS
         -----------------

         On June 25, 1999 the Company issued $250 million 6.34% Senior Notes due 2001, $350 million 7.25% Senior Notes due 2009 and $300 million 7.70% Senior Notes due 2029. Proceeds from these issues were used to repay amounts under the Company's bank credit facilities.

9.       COMPREHENSIVE INCOME
         --------------------

         The Company has no items of other comprehensive income in any period presented. Therefore, net earnings as presented in the Consolidated Statement of Operations equals comprehensive income.

10.      RECENTLY ISSUED ACCOUNTING STANDARDS
         ------------------------------------

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require a change in the way that the Company accounts for its interest rate protection agreements. In May 1999, the Financial Accounting Standards Board issued an exposure draft requiring adoption of the standard for fiscal years beginning after June 15, 2000. The Company has not yet determined the expected impact, if any, that the adoption of the standard will have on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Results of operations for the first quarter of 1999 are not comparable to the prior year first quarter due to our fiscal year calendar change. The information for the quarter ended May 22, 1999 includes the results of operations of the Company for the 16 week quarter ended May 22, 1999. The information for the quarter ended March 21, 1998 includes the results of operations of The Kroger Co. for the 12 week quarter ended March 21, 1998, and its wholly owned subsidiary Dillon Companies, Inc. for the 13 week quarter ended March 28, 1998. A direct comparison of these results, therefore, would be inappropriate. Except as otherwise specifically provided, information contained herein excludes
Fred Meyer, Inc., and its subsidiaries because the acquisition by merger was not completed until May 27, 1999.


BUSINESS COMBINATIONS

On May 27, 1999 we issued 312 million shares of Kroger common stock in connection with a merger, for all of the outstanding common stock of Fred Meyer, Inc., which operates stores primarily in the Western region of the United States.

ONE-TIME EXPENSES

In the second quarter of 1998, we incurred a $41 million one-time expense associated with logistics projects. This expense included the costs associated with ending a joint venture related to a warehouse operation that formerly served our Michigan stores and several independent customers. The warehouse is now operated by a third party that distributes our inventory to our Michigan stores. These expenses also included the transition costs related to one of our new warehouses, and one new warehouse facility operated by an unaffiliated entity that provides services to us. These costs included carrying costs of the facilities idled as a result of these new warehouses and the associated employee severance costs. The expenses described above included non-cash asset writedowns of $16 million and were included in merchandise costs, including warehouse and transportation. The remaining $25 million of expenses are summarized as follows:

                                                          Facility
                                               Employee   Carrying    Joint
         (in millions)                        Severance    Costs     Venture      Total
         ----------------------------         ---------   ---------  -------    --------
         Balance at December 27, 1997            $ -         $ -       $ -         $ -
           Expense                                11           9         5          25
           Payments                                7           3         5          15
                                                 ---         ---       ---         ---
         Balance at January 2, 1999                4           6         -          10
           Payments                                4           2         -           6
                                                 ---         ---       ---         ---
         Balance at May 22, 1999                 $ -         $ 4       $ -         $ 4
                                                 ===         ===       ===         ===

The carrying costs of the idled warehouse facilities will be paid through 2001.

Additionally, in the second quarter of 1998, we incurred one-time expenses of $12 million associated with accounting, data and operations consolidations in Texas. These included the cost of closing eight stores and relocating the remaining Dallas office employees to a smaller facility. These expenses, which included non-cash asset writedowns of $2 million, were included in operating, general and administrative expenses. Cash expenses paid to date are $2 million and the remaining accrual of $8 million at May 22, 1999 represents estimated rent or lease termination costs that will be paid on closed stores through 2013.

ACCOUNTING CHANGE

In the second quarter of 1998, Kroger changed its application of the Last-In, First-Out, or LIFO method of accounting for store inventories from the retail method to the item cost method. The change was made to more accurately reflect inventory value by eliminating the averaging and estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 1997 cannot be determined. The effect of the change on the December 28, 1997 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in restated results for the quarter ended March 21, 1998. This change increased merchandise costs by $90 million and reduced earnings before extraordinary loss and net earnings by $56 million. The item cost method did not have a material impact on earnings subsequent to its initial adoption.

SALES

Total sales in the first quarter of 1999 increased approximately 5.4% to $8.8 billion, compared to sales for the 16 week period ended May 23, 1998. On this basis, identical food store sales, which include stores in operation and not expanded or relocated for five quarters, grew 1.3%. Comparable store sales, which include relocations and expansions, were up 3.0% on this same basis.

MERCHANDISE COSTS

Merchandise costs, including advertising, warehousing and transportation expense and LIFO charges, for the first quarter 1999 declined to 75.6% of sales compared to 77.6%, or 76.2% net of the $89.7 million accounting change charge, in the first quarter 1998. The percentages are not directly comparable.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating, general and administrative expenses as a percent of sales in the first quarter 1999 were 17.6% compared to 17.4% in 1998. The percentages are not directly comparable.

NET INTEREST EXPENSE

Net interest expense was $77.2 million in the first quarter 1999. Net interest expense as a percent of sales in the first quarter 1999 was 0.88% compared to 1.00% in the first quarter of 1998.

NET EARNINGS

Net earnings in the first quarter 1999 were $175.8 million or $0.33 per diluted share as compared to net earnings in the first quarter 1998 of $47.4 million or $0.09 per diluted share. Net earnings in 1998 were negatively affected by an extraordinary loss of $4.3 million or $.01 per diluted share and also negatively affected by an accounting change of $55.6 million or $0.10 per diluted share.

The extraordinary loss in 1998 resulted from the early retirement of long term debt.

LIQUIDITY AND CAPITAL RESOURCES

At the end of the first quarter 1999 we had $1.1 billion available under our Credit Agreement to meet short-term liquidity needs.

Capital expenditures for the first quarter 1999 totaled $248.4 million as compared to $175.3 million for the first quarter 1998.

CONSOLIDATED STATEMENT OF CASH FLOWS

Operating cash flow was $468 million in the first quarter of 1999 and $238 million in the first quarter of 1998.

Cash used by investing activities was $257 million in the first quarter of 1999 and $154 million in the first quarter of 1998.

Cash used by financing activities was $228 million in the first quarter of 1999 and $90 million in the first quarter of 1998.

SUBSEQUENT EVENTS

On June 25, 1999 we issued $250 million 6.34% Senior Notes due 2001, $350 million 7.25% Senior Notes due 2009 and $300 million 7.70% Senior Notes due 2029. Proceeds from these issues were used to repay amounts under our bank credit facilities.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will require a change in the way that we account for interest rate protection agreements. In May 1999, the Financial Accounting Standards Board issued an exposure draft requiring adoption of the standard for all fiscal years beginning after June 15, 2000. We have not yet determined the expected impact, if any, that the adoption of the standard will have on our financial statements.

OTHER ISSUES

On May 20, 1999, we announced a distribution in the nature of a two-for-one stock split. Shareholders of record of common stock on June 7, 1999 received one common share for each share held on that date. Earnings per share are presented showing the effect of the split in the consolidated financial statements. If the split had not occurred diluted net earnings per share would have been $0.66 in the first quarter of 1999 versus $0.18 in the first quarter of 1998. Shares were distributed on June 28, 1999.

On January 6, 1999, we changed our fiscal year-end to the Saturday nearest January 31 of each year. This change is disclosed in our Current Report on Form 8-K dated January 15, 1999. Our first new fiscal year will end January 29, 2000. It includes a 16-week first quarter ended May 22, 1999, and 12-week second, third and fourth quarters ending August 14, 1999, November 6, 1999, and January 29, 2000, respectively. We filed separate audited financial statements covering the transition period from January 3, 1999 through January 30, 1999 on a Current Report on Form 8-K dated May 10, 1999. These financial statements include Kroger and its consolidated subsidiaries before the merger with Fred Meyer.

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

    - As a result of the merger, our earnings per share target is a 16%-18% average annual increase over the next three years effective with the year 2000.

    - We expect fiscal 1999 capital expenditures to total $850-$950 million compared to $924 million during 1998. Capital expenditures reflect Kroger's strategy of growth through expansion and acquisition as well as our emphasis, whenever possible, on self-development and ownership of store real estate, and on logistics and technology improvements.

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

   - We expect to achieve $225 million in synergy savings over the next three years as a result of the merger with Fred Meyer. We project the timing of the annual savings by fiscal year to be as follows: $40 million in 1999, $115 million in 2000, $190 million in 2001, and $225 million in 2002 and beyond.

YEAR 2000 READINESS DISCLOSURE

We are currently working to resolve the potential effect of the year 2000 on the processing of date-sensitive information within various systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of our programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

We have developed a plan to assess and update our IT Systems and Non-IT Systems for year 2000 compliance requirements and provide for continued functionality. The plan consists of three major phases:

    1) create an inventory of systems subject to the year 2000 problem and assess the scope of the problem as it relates to those systems;

    2)   remediate any year 2000 problems;

    3)   test and implement systems subsequent to remediation.

         The chart below shows the estimated completion status of each of these phases expressed as a percent of completion as of May 22, 1999.

         Phase                        1         2         3
         ----------------           ----      ----      ---
         IT Systems                  98%       95%       89%
         Non-IT Systems              99%       93%       78%

This summary includes all IT and Non-IT Systems without regard to their effect on the operation of the Company. All critical business systems have been fixed and/or tested for Year 2000 readiness. The majority of systems have already been implemented, while some are still in the rollout phase. All rollouts are scheduled to be completed by the end of the third quarter. We will continue to test our systems, including a simulation of the year 2000, and expect to complete all work by the end of the third quarter of 1999.

Critical business partners have been contacted for their status on year 2000 readiness. Based on our assessment of their responses, we believe that the majority of our business partners are taking action for year 2000 readiness. Notwithstanding the substantial efforts by us and our key business partners, we could potentially experience disruptions to some aspects of our various activities and operations. Consequently, in conjunction with the plan, management is formulating contingency plans for critical functions and processes, which may be implemented to minimize the risk of interruption to our business in the event of a year 2000 occurrence.

Contingency planning, which utilizes a business process approach, focuses on the following priorities: ability to sell products to customers, continuously replenish stores with goods (ordering and distribution), pay employees, collect and remit on outstanding accounts, meet other regulatory and administrative needs, and address merchandising objectives. We expect that documented contingency plans for critical business processes will be in place by the end of the third quarter of 1999.

The total estimated cost for the project, over a four year period, is $29 million, most of which is being expensed as incurred. This cost is being funded through operating cash flow. This represents an immaterial part of our information technology budget over the period. Costs incurred to date totaled $21 million at May 22, 1999.

If we, our customers or vendors are unable to resolve processing issues in a timely manner, it could result in the disruption of the operation of IT Systems and/or Non-IT Systems, and in a material financial risk. We believe that we have allocated the resources necessary to mitigate all significant year 2000 issues in a timely manner.

Inflationary factors, increased competition, construction delays, and labor disputes could affect our ability to obtain expected increases in sales and earnings. Delays in store maturity, increased competition and increased capital spending could adversely affect the anticipated increase in sales per square foot. Increases in gross profit rate may not be achieved if start-up costs are higher than expected or if problems associated with integrating new systems occur. Increased operating costs and changes in inflationary trends could prevent us from reducing operating, general and administrative expenses. New technologies could fail to achieve the desired savings and efficiencies. Net interest expenses could exceed expectations due to acquisitions, higher working capital usage, inflation, or increased competition. Our ability to achieve our storing goals could be hampered by construction delays, labor disputes, increased competition or delays in technology projects. Unexpected costs or difficulties in integrating our operations with those of Fred Meyer could affect our ability to achieve the expected synergy cost savings. The effects of the merger and the inherent complexity of computer software and reliance on third party software vendors to interface with our systems could affect the completion of necessary "Year 2000" modifications.

                           PART II - OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various legal claims, actions and complaints that have arisen in the ordinary course of business. Although the Company is unable to predict with certainty whether it will ultimately be successful in these legal proceedings or, if not, what the impact might be, management presently believes that disposition of these matters will not have a material adverse affect on the Company's consolidated financial statements. Although the merger with Fred Meyer was not completed until May 27, 1999, after completion of the first quarter, the information disclosed below includes legal proceedings related to Fred Meyer and its subsidiaries.

In December 1992, three California state antitrust class action suits were commenced in Los Angeles Superior Court against Ralphs/Food 4 Less and other major supermarket chains located in Southern California, alleging that they conspired to refrain from competing in the retail market for fluid milk and to fix the retail price of fluid milk above competitive prices. Specifically, class actions were commenced by Diane Barela and Neila Ross, Ron Moliare and Paul C. Pfeifle on December 7, December 14 and December 23, 1992, respectively. A class has been certified consisting of all purchasers of milk in Los Angeles from December 7, 1988. The defendants in the actions, including Ralphs/Food 4 Less, have reached tentative settlement agreements, and settlements are in the process of being approved by the trial court.

On September 13, 1996, a class action lawsuit titled McCampbell, et al. v. Ralphs Grocery Company, et al. was filed in the Superior Court of the State of California, County of San Diego, against Ralphs/Food 4 Less and two other grocery store chains operating in the Southern California area. The complaint alleges, among other things, that Ralphs/Food 4 Less and others conspired to fix the retail price of eggs in Southern California. The plaintiffs assert that the defendants' actions violate provisions of the California Cartwright Act and constitute unfair competition. The plaintiffs seek damages they purport to have sustained as a result of the defendants' alleged actions, which damages may be trebled under the applicable statute, and an injunction from future actions in restraint of trade and unfair competition. A class, consisting of all retail purchasers of eggs in Los Angeles, Riverside, San Diego, Imperial and Orange Counties during a period from 1992 to 1997 has been certified. Trial is scheduled to commence on July 12, 1999. Management of the Company intends to defend this action vigorously and Ralphs/Food 4 Less has filed an answer to the complaint denying the Plaintiffs' allegations and setting forth several defenses.

ENVIRONMENTAL MATTERS

The Company's Glendale facility property, located in the Atwater area of Los Angeles near Glendale, California, is within one of the areas that the U.S. Environmental Protection Agency (the "EPA") has designated in the San Fernando Valley as federal Superfund sites requiring response actions under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, because of regional groundwater contamination. The Company's Glendale facility consists of about 50 acres located in an area with a history of industrial and commercial use and groundwater contamination. The Company is part of a group (the "Glendale Respondents") of 28 parties which EPA has notified that it considers to be potentially responsible parties ("PRP's"). The Glendale Respondents are attempting to negotiate a consent decree with EPA to govern their implementation of an "interim" remedy to the groundwater contamination. Pursuant to a 1997 EPA Administrative Order, the Glendale Respondents have begun to implement the interim remedy. In 1998 an engineer retained by the Glendale Respondents estimated the present value of total costs through 2011 to implement and operate the EPA-approved interim remedy, which involves remedial groundwater pumping and treatment, at approximately $54,000,000, of which approximately $24,000,000 are capital costs. The principal issue which is disputed in the consent decree negotiations is the amount to reimburse EPA for pre-1998 EPA response costs. It is expected that this amount will be approximately $13,400,000, and that the Company will be responsible for approximately 1.02% of that amount. Based upon available information, management does not believe this matter will have a material adverse effect on the Company's financial statements.

The Company removed underground storage tanks and remediated soil contamination at the Glendale facility property. In some instances, the removals and the contamination were associated with grocery business operations; in others, they were associated with prior property users. Although the possibility of other contamination from prior operations or adjacent properties exists at the Glendale facility property, management does not believe that the costs of remediating such contamination will have a material adverse affect on the Company's financial statements.

The Company is subject to a variety of environmental laws, rules, regulations and investigative or enforcement activities, as are other companies in the same or similar business. The Company believes it is in substantial compliance with such laws, rules and regulations. These laws, rules, regulations and agency activities change from time to time, and such changes may affect the ongoing business and operations of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         I.  (a)  May 20, 1999 -- Annual Meeting

             (b) The shareholders elected five directors to serve until the annual meeting of shareholders in 2002 or until their successors have been elected and qualified; authorized an amendment to the Amended Articles of Incorporation to increase the authorized shares of common stock from 1,000,000,000 to 2,000,000,000; authorized the adoption of the 1999 Long-Term Incentive Plan; and ratified the selection of PricewaterhouseCoopers LLP, as Company auditors for 1999. The shareholders also adopted a shareholder proposal recommending that the Board of Directors take steps to implement the annual election of all Board members as opposed to election in classes.

                  Votes cast were as follows:

         To Serve Until 2002                             For            Withheld    Broker Non-Votes
         -------------------                             ---            --------    ----------------
         John T. LaMacchia                        210,960,623          1,915,663           0
         Edward M. Liddy                          210,987,572          1,888,714           0
         T. Ballard Morton, Jr.                   210,949,114          1,927,172           0
         Katherine D. Ortega                      210,973,458          1,902,828           0
         Bobby S. Shackouls                       210,554,210          2,322,076           0

                                    For              Against            Withheld    Broker Non-Votes
                                    ---              -------            --------    ----------------
         Amendment to            185,454,188       26,230,838          1,191,260           0
         Increase Author-
         ized Shares

                                    For              Against            Withheld    Broker Non-Votes
                                    ---              -------            --------    ----------------
         Adoption of            150,761,971        60,370,632          1,743,683           0
         1999 Long-Term
         Incentive Plan

                                    For              Against            Withheld    Broker Non-Votes
                                    ---              -------            --------    ----------------
         Pricewaterhouse        209,255,276         2,429,665          1,191,415           0
         Coopers LLP

                                    For              Against            Withheld    Broker Non-Votes
                                    ---              -------            --------    ----------------
         Shareholder            100,994,377        91,776,831          2,783,280      17,321,798
         Proposal

         II.  (a) April 13, 1999 - Special Meeting

              (b) The shareholders approved and adopted the Agreement and Plan of Merger dated as of October 18, 1998, among The Kroger Co., Jobsite Holdings, Inc., and Fred Meyer, Inc., and the merger contemplated thereby.

                  Votes cast were as follows:

                                    For              Against            Withheld    Broker Non-Votes
                                    ---              -------            --------    ----------------
                                 199,619,830         2,522,352           996,784            0

ITEM 5.  OTHER INFORMATION

Presented below are combined financial statements and management's discussion and analysis of financial condition and results of operations for The Kroger Co., and its consolidated subsidiaries, including Fred Meyer, Inc., on a supplemental basis. This information is not included in the Consolidated Financial Statements presented in Part I of this Form 10-Q because the merger with Fred Meyer was not consummated until after the end of the first quarter.

The unaudited information for the quarter ended May 22, 1999 includes the results of operations of the Company for the 16 week quarter ended May 22, 1999. The unaudited information for the quarter ended March 21, 1998 includes the results of operations of The Kroger Co. for the 12 week quarter ended March 21, 1998, its wholly owned subsidiary Dillon Companies, Inc. for the 13 week quarter ended March 28, 1998, and its wholly owned subsidiary Fred Meyer, Inc. for the 16 week quarter ended May 23, 1998. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.

                SUPPLEMENTAL CONSOLIDATED STATEMENT OF OPERATIONS
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                             Quarter Ended
                                                                          May 22,      March 21,
                                                                            1999          1998
                                                                         ----------    ----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $13,493         $10,429
Merchandise costs, including warehousing and transportation . . .          9,962           7,839
                                                                          ------          ------
  Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . .          3,531           2,590

Operating, general and administrative . . . . . . . . . . . . . .          2,470           1,894
Rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            199             160
Depreciation and amortization . . . . . . . . . . . . . . . . . .            281             220
Merger related costs. . . . . . . . . . . . . . . . . . . . . . .             35             159
                                                                          ------          ------
  Operating profit. . . . . . . . . . . . . . . . . . . . . . . .            546             157

Interest expense. . . . . . . . . . . . . . . . . . . . . . . . .            199             164
                                                                         -------         -------
  Earnings (loss) before income tax expense and
    extraordinary loss. . . . . . . . . . . . . . . . . . . . . .            347              (7)

Tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . .            140              13
                                                                         -------         -------
  Earnings (loss) before extraordinary loss . . . . . . . . . . .            207             (20)
Extraordinary loss, net of income tax benefit . . . . . . . . . .              -            (221)
                                                                         -------         -------
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . .        $   207         $  (241)
                                                                         =======         =======

Basic earnings per common share:
  Earnings (loss) before extraordinary loss . . . . . . . . . . .         $  .25          $ (.02)
  Extraordinary loss. . . . . . . . . . . . . . . . . . . . . . .              -            (.28)
                                                                          ------          ------
     Net earnings (loss). . . . . . . . . . . . . . . . . . . . .         $  .25          $ (.30)
                                                                          ======          ======

Average number of common shares used in basic calculation . . . .            827             801

Diluted earnings per common share:
  Earnings (loss) before extraordinary loss . . . . . . . . . . .         $  .24          $ (.02)
  Extraordinary loss. . . . . . . . . . . . . . . . . . . . . . .              -            (.28)
                                                                          ------          ------
     Net earnings (loss). . . . . . . . . . . . . . . . . . . . .         $  .24          $ (.30)
                                                                          ======          ======

Average number of common shares used in diluted calculation . . .            863             801


--------------------------------------------------------------------------------

                   The accompanying notes are an integral part
             of the supplemental consolidated financial statements.

                     SUPPLEMENTAL CONSOLIDATED BALANCE SHEET
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                  May 22,        January 2,
                                                                   1999             1999
                                                                 -------           -------
ASSETS
Current assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .        $   314           $   299
  Receivables . . . . . . . . . . . . . . . . . . . . . .            487               587
  Inventories . . . . . . . . . . . . . . . . . . . . . .          3,590             3,493
  Prepaid and other current assets. . . . . . . . . . . .            667               692
                                                                 -------           -------
      Total current assets. . . . . . . . . . . . . . . .          5,058             5,071

Property, plant and equipment, net. . . . . . . . . . . .          7,448             7,220
Goodwill, net . . . . . . . . . . . . . . . . . . . . . .          3,827             3,847
Other assets. . . . . . . . . . . . . . . . . . . . . . .            524               503
                                                                 -------           -------
      Total Assets. . . . . . . . . . . . . . . . . . . .        $16,857           $16,641
                                                                 =======           =======

LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .        $   214           $   311
  Accounts payable. . . . . . . . . . . . . . . . . . . .          2,935             2,926
  Salaries and wages. . . . . . . . . . . . . . . . . . .            579               639
  Other current liabilities . . . . . . . . . . . . . . .          1,656             1,574
                                                                 -------           -------
      Total current liabilities . . . . . . . . . . . . .          5,384             5,450

Long-term debt. . . . . . . . . . . . . . . . . . . . . .          7,868             7,848
Other long-term liabilities . . . . . . . . . . . . . . .          1,416             1,426
                                                                 -------           -------
      Total Liabilities . . . . . . . . . . . . . . . . .         14,668            14,724
                                                                 -------           -------

SHAREOWNERS' EQUITY
Preferred stock, $100 par, 5 million shares
  authorized and unissued . . . . . . . . . . . . . . . .              -                 -
Common stock, $1 par, 1 billion shares
  authorized: 878 million shares issued in 1999 and
  876 million shares issued in 1998 . . . . . . . . . . .            878               876
Additional paid-in capital. . . . . . . . . . . . . . . .          1,948             1,913
Accumulated deficit . . . . . . . . . . . . . . . . . . .           (185)             (421)
Common stock in treasury, at cost; 50 million shares in
    1999 and 50 million shares in 1998. . . . . . . . . .           (452)             (451)
                                                                 -------           -------
    Total Shareowners' Equity                                      2,189             1,917
                                                                 -------           -------
    Total Liabilities and Shareowners' Equity . . . . . .        $16,857           $16,641
                                                                 =======           =======

--------------------------------------------------------------------------------


                   The accompanying notes are an integral part
             of the supplemental consolidated financial statements.

                SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                             Quarter Ended
                                                                    -----------------------------
                                                                       May 22,         March 21,
                                                                        1999              1998
                                                                    ----------         ----------
Cash Flows From Operating Activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . .      $  207           $ (241)
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .           -              221
     Depreciation . . . . . . . . . . . . . . . . . . . . . . . .         252              198
     Goodwill amortization. . . . . . . . . . . . . . . . . . . .          29               22
     Deferred income taxes. . . . . . . . . . . . . . . . . . . .          42              (27)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .           8               73
     Changes in operating assets and liabilities net of effects from acquisitions of businesses:
         Inventories. . . . . . . . . . . . . . . . . . . . . . .         (31)             150
         Receivables. . . . . . . . . . . . . . . . . . . . . . .          51               15
         Accounts payable . . . . . . . . . . . . . . . . . . . .          25              (97)
         Other. . . . . . . . . . . . . . . . . . . . . . . . . .          11               87
                                                                       ------           ------
           Net cash provided by operating activities. . . . . . .         594              401
                                                                       ------           ------
Cash Flows From Investing Activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .        (442)            (297)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .          15               10
  Payments for acquisitions, net of cash acquired . . . . . . . .           -               83
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (22)              32
                                                                       ------           ------
           Net cash used by investing activities. . . . . . . . .        (449)            (172)
                                                                       ------           ------

Cash Flows From Financing Activities:
  Proceeds from issuance of long-term debt. . . . . . . . . . . .          84            4,384
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .        (246)          (4,132)
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .           -             (299)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .          (1)             (75)
  Increase (decrease) in book overdrafts. . . . . . . . . . . . .          51              (81)
  Proceeds from issuance of capital stock . . . . . . . . . . . .          22               46
  Treasury stock purchases. . . . . . . . . . . . . . . . . . . .           -              (25)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4)              (7)
                                                                       ------           ------
           Net cash used by financing activities. . . . . . . . .         (94)            (189)
                                                                       ------           ------

Net increase in cash and temporary cash investments . . . . . . .          51               40
Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .         263              183
                                                                       ------           ------
    End of quarter. . . . . . . . . . . . . . . . . . . . . . . .      $  314           $  223
                                                                       ======           ======

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest. . . . . . . . . . . .     $   165           $  156
Cash paid (refunded) during the year for income taxes . . . . . .          62               (4)
    Non-cash changes related to purchase acquisitions:
      Fair value of assets acquired . . . . . . . . . . . . . . .           -            2,054
      Goodwill recorded . . . . . . . . . . . . . . . . . . . . .           -            2,314
      Value of stock issued . . . . . . . . . . . . . . . . . . .           -             (653)
      Liabilities assumed . . . . . . . . . . . . . . . . . . . .           -           (3,715)

--------------------------------------------------------------------------------

                   The accompanying notes are an integral part
             of the supplemental consolidated financial statements.

             NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS
             -------------------------------------------------------

1.       BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
         -----------------------------------------------------

         The year-end condensed balance sheet data was derived from audited financial statements, and, due to its summary nature, but does not include all disclosures required by generally accepted accounting principles.

         The accompanying financial statements include the consolidated accounts of The Kroger Co. and its subsidiaries ("Kroger"), and Fred Meyer, Inc. and its subsidiaries ("Fred Meyer") which were merged with Kroger on May 27, 1999 (see note 2). The year-end condensed balance sheet includes Kroger's January 2, 1999 balance sheet combined with Fred Meyer's January 30, 1999 balance sheet. Amounts included in the supplemental consolidated financial statements as of May 22, 1999 and for the quarter then ended include the results of operations of the Company for the 16 week quarter ended May 22, 1999. Quarterly reports for fiscal year 1998 include results of a wholly owned subsidiary of the Company based on 13-week quarterly periods, for which it will not be practicable or cost-justified to recast results in a manner consistent with the quarterly reporting periods of the newly adopted fiscal year. As a result, the information for the quarter ended March 21, 1998 includes the results of operations of The Kroger Co. for the 12 week quarter ended March 21, 1998, its wholly owned subsidiary Dillon Companies, Inc. ("Dillon") for the 13 week quarter ended March 28, 1998, and its wholly owned subsidiary Fred Meyer, Inc. for the 16 week quarter ended May 23, 1998. Because these amounts reflect results covering different periods of time, and different lengths of time, the consolidated statements of operations and of cash flows do not represent, and are not intended to represent, comparable results. Significant intercompany transactions and balances have been eliminated. References to the "Company" in these supplemental consolidated financial statements mean the consolidated company, including Fred Meyer, Inc., and its subsidiaries.

         The supplemental consolidated financial statements of Kroger have been prepared to give retroactive effect to the merger with Fred Meyer, and are filed herewith so that they will be incorporated by reference in any Registration Statement related to the public offering of Securities prior to the filing of the Company's Form 10-Q for the quarter ending August 14, 1999. Generally accepted accounting principles prohibit giving effect to a consummated business combination accounted for by the pooling of interests method in financial statements that do not include the date of consummation. These financial statements do not extend through the date of consummation; however, they will become the historical consolidated financial statements of Kroger and its subsidiaries after financial statements covering the date of consummation of the business combination are issued.

2.       BUSINESS COMBINATIONS
         ---------------------

         On May 27, 1999, Kroger issued 312 million shares of Kroger common stock in connection with a merger, for all of the outstanding common stock of Fred Meyer, Inc., which operates stores primarily in the Western region of the United States. The merger was accounted for as pooling of interests, and the accompanying financial statements have been restated to give effect to the consolidated results of Kroger and Fred Meyer for all periods presented.

         The accompanying unaudited supplemental Consolidated Financial Statements reflect the consolidated results as follows:

                                                                 Kroger        Fred Meyer   Consolidated
         (in millions, except per share amounts)               Historical      Historical      Company
         ---------------------------------------               ----------      ----------      -------
         First quarter - 1999
           Sales..........................................       $8,789           $4,704       $13,493
           Net earnings...................................          176               31           207
           Diluted earnings per post-split common share...          .33              .09           .24

         First quarter - 1998
           Sales..........................................       $6,389           $4,040       $10,429
           Extraordinary loss, net of income tax benefit..           (4)            (217)         (221)
           Net earnings (loss)............................           47             (288)         (241)
           Diluted earnings (loss) per post-split
             common share.................................          .09             (.99)         (.30)

         Prior period financial statements of Fred Meyer have been restated to conform with accounting practices of Kroger with respect to certain inventory related costs and the capitalization policy for property, plant and equipment. The restatement reduced Fred Meyer net earnings by approximately $3 million in the first quarter of 1998.

         On March 10, 1998, Fred Meyer acquired Food 4 Less Holdings, Inc. ("Ralphs/Food 4 Less"), a supermarket chain operating primarily in Southern California, by issuing 44 million shares of common stock to the Ralphs/Food 4 Less stockholders. The acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of Ralphs/Food 4 Less from the date of acquisition.

         In conjunction with purchase acquisitions, the Company accrued certain costs associated with closing and divesting of certain acquired facilities and severance payments to terminate employees of the acquired companies. The following table presents the activity in the Company's accrued purchase liabilities:

                                               Facility
                                               Closure         Employee
         (in millions)                          Costs          Severance       Total
         -----------------------------         --------        ---------      ------
         Balance at December 28, 1996           $   -            $   -         $   -
           Additions                               23                9            32
           Payments                                (4)              (1)           (5)
                                                -----            -----         -----
         Balance at December 27, 1997              19                8            27
           Additions                              122               22           144
           Payments                               (13)              (2)          (15)
           Adjustments to severance accrual         -               (3)           (3)
                                                -----            -----         -----
         Balance at January 2, 1999               128               25           153
           Payments                                 -               (2)           (2)
                                                -----            -----         -----
         Balance at May 22, 1999                $ 128            $  23         $ 151
                                                =====            =====         =====

         FACILITY CLOSURE COSTS
         ----------------------

         The Company acquired certain idle facilities in its purchase acquisitions including 63 closed stores, four closed warehouses and one vacant parcel all of which are leased. The Company also acquired 16 stores that the California Attorney General required to be divested and 17 stores that were duplicate facilities. Divestitures of 13 stores have been completed and 7 of the duplicate facilities have been closed. The remaining 10 duplicate stores are expected to close by the end of 1999. Facility closure costs accrued include obligations for future contractual lease payments, net of sublease income, and closure costs.

         EMPLOYEE SEVERANCE
         ------------------

         Employee severance relates to 24 employees that have been terminated and 73 employees that will be terminated in the future. Under severance agreements, the severance will be paid over a period not to exceed three years following the date of termination.

3.       MERGER RELATED COSTS
         --------------------

         Fred Meyer is in the process of implementing its plan to integrate Fred Meyer Stores, Ralphs/Food 4 Less, Smith's, QFC and Hughes, resulting in merger related costs of $35 million in the first quarter of 1999 and $159 million in the first quarter of 1998. Merger related costs totaled $269 million in fiscal 1998. The integration plan includes the consolidation of distribution, information systems, and administrative functions, conversion of banners at 78 stores, closure of seven stores, and transaction costs incurred to complete the mergers. The costs were reported in the periods in which cash was expended except for $19 million that was accrued in the first quarter of 1998 for liabilities incurred to discontinue activities and retain key employees and charges to write-down certain assets of $2 million in the first quarter of 1999 and $57 million in the first quarter of 1998. The following table presents components of the merger related costs:


                                                              Quarter Ended      Fiscal Year
                                                           -------------------      Ended
                                                           May 22,   March 21,    January 2,
         (in millions)                                       1999      1998          1999
         ---------------------------------                 -------   ---------   -----------
         CHARGES RECORDED AS CASH EXPENDED
           Distribution consolidation                        $  4      $ 11          $ 16
           Systems integration                                 24        13            50
           Store conversions                                    3        25            48
           Transaction costs                                    1        29            34
           Administration integration                           1         5            12
                                                             ----      ----          ----
                                                               33        83           160
         NONCASH ASSET WRITE-DOWN
           Distribution consolidation                           -        28            29
           Systems integration                                  2        19            26
           Store closures                                       -         7            25
           Administration integration                           -         3             3
                                                             ----      ----          ----
                                                                2        57            83
         ACCRUED CHARGES
           Systems integration                                  -         1             1
           Transaction costs                                    -         2             6
           Store closures                                       -         7             7
           Administration integration                           -         9            12
                                                             ----      ----          ----
                                                                -        19            26
                                                             ----      ----          ----
         Total merger related costs                          $ 35      $159          $269
                                                             ====      ====          ====

         TOTAL CHARGES
           Distribution consolidation                        $  4      $ 39          $ 45
           Systems integration                                 26        33            77
           Store conversions                                    3        25            48
           Transaction costs                                    1        31            40
           Store closures                                       -        14            32
           Administration integration                           1        17            27
                                                             ----      ----          ----
         Total merger related costs                          $ 35      $159          $269
                                                             ====      ====          ====

         Distribution Consolidation
         --------------------------

         Represents costs to consolidate manufacturing and distribution operations and eliminate duplicate facilities. The costs in the first quarter of 1998 include a $28 million write-down to estimated net realizable value for the Hughes distribution center in Southern California. Net realizable value was determined by a market analysis. The facilities are held for sale and depreciation expense for the closed Hughes distribution facility has been suspended. Efforts to dispose of the facilities are ongoing and a sale is expected in 1999. The costs also include $4 million in the first quarter of 1999 and $11 million in the first quarter of 1998 for incremental labor during the closing of the distribution center and other incremental costs incurred as a part of the realignment of the Company's distribution system.

         Systems Integration
         -------------------

         Represents the costs of integrating systems from QFC, Hughes and Smith's computer platforms into Fred Meyer and Ralphs' platforms and the related conversion of all corporate office and store systems. The asset write-down includes $19 million in the first quarter of 1998 for computer equipment and related software that have been abandoned and $7 million associated with computer equipment at QFC which is being written off over 18 months at which time it will be abandoned. In the first quarter of 1999, costs totaling $24 million were expensed as incurred including $17 million of incremental operating costs, principally labor, during the conversion process, $5 million paid to third parties, and $2 million of training costs. In the first quarter of 1998, costs totaling $13 million were expensed as incurred including $8 million of incremental operating costs, principally labor, during the conversion process, $4 million paid to third parties, and $1 million of training costs. Also included are severance costs for systems employees who will be terminated as the integration is completed.

         Store Conversions
         -----------------

         Includes the cost to convert 55 Hughes stores to the Ralph's banner, 17 Smitty's stores to the Fred Meyer banner, five QFC stores to the Fred Meyer banner, and three Fred Meyer stores to the Smith's banner. The conversions are substantially complete. All costs represented incremental cash expenditures for advertising and promotions to establish the banner, changing store signage, labor required to remerchandise the store inventory and other services which were expensed as incurred.

         Transaction Costs
         -----------------

         Represents fees paid to outside parties and employee bonuses that were contingent upon the completion of the mergers and an employee stay bonus program. The fees and employee bonuses totaled $1 million in the first quarter of 1999 and $29 million in the first quarter of 1998. The stay bonus program was accrued ratably over the stay period and paid in the fourth quarter of 1998. The amount accrued in the first quarter of 1998 was $2 million.

         Store Closures
         --------------

         Includes the costs to close four stores identified as duplicate facilities and to sell three stores pursuant to a settlement agreement with the State of California ("AG Stores"). All costs were paid in the first quarter of 1998. Annual sales and operating income for the four duplicate facilities and three AG Stores are approximately $133 million and $3 million, respectively. The asset write-down represents $6 million of book value in excess of sale proceeds, $19 million for the write-off of the goodwill associated with the AG Stores, and $7 million of lease termination costs. All stores have been closed or sold except for one AG store which is expected to be sold in 1999. The net book value on the AG Stores representing building, fixtures and equipment was written down to an estimated net realizable value of $6 million. Depreciation expense continues to be recorded at the historical rate.

         Administration Integration
         --------------------------

         Includes labor and severance costs related to employees identified for termination in the integration and charges to conform accounting policies of QFC and Hughes to Fred Meyer, including the calculation of bad debt and costs for real estate transactions. In the first quarter of 1998, labor and severance costs totaled $9 million and charges to conform accounting policies totaled $8 million.

         The following table presents the activity in the reserve accounts.

                                               Systems      Stay                  Administration
                                             Integration    Bonus      Lease        Integration
         (in millions)                        Severance    Program   Obligation     Severance       Total
         -----------------------------       -----------  --------   ----------  ---------------   ------
         Balance at December 27, 1997            $ -         $ -        $ -            $ -           $ -
           Expense                                 1           6          7             12            26
           Payments                                -           6          2              8            16
                                                 ---         ---        ---            ---           ---
         Balance at January 2, 1999                1           -          5              4            10
           Payments                                -           -          1              -             1
                                                 ---         ---        ---            ---           ---
         Balance at May 22, 1999                 $ 1         $ -        $ 4            $ 4           $ 9
                                                 ===         ===        ===            ===           ===

         Severance
         ---------

         Severance relates to 183 Hughes administrative employees in Southern California and 75 QFC administrative employees in Seattle. All of the Hughes employees have been terminated. The QFC employees have been notified of their terminations on various dates ranging from February 15, 1999 to December 31, 1999. Under severance agreements, the amount of severance will be paid over a period following the date of termination.

         Lease Obligation
         ----------------

         Fred Meyer closed a QFC store and agreed to dispose of the AG Stores under a settlement agreement with the State of California. The lease obligation represents future contractual lease payments on these stores over the expected holding period, net of any sublease income. The Company is actively marketing the stores to potential buyers and sub-lease tenants.

         Stay Bonus Program
         ------------------

         Represents amounts that were paid in the fourth quarter of 1998 under a stay bonus program.



         In addition to the merger related costs mentioned above, the Company incurred costs related to mergers totaling $6 million in the first quarter of 1999 and $6 million in the first quarter of 1998. Costs related to mergers totaled $9 million in fiscal 1998. These costs consist of inventory markdowns on liquidated inventory and losses on obsolete or discontinued inventory resulting from integration of store banners. These costs were reported in merchandise costs.

4.       ONE-TIME EXPENSES
         -----------------

         In the second quarter of 1998, the Company incurred a $41 million one-time expense associated with logistics projects. This expense included the costs associated with ending a joint venture related to a warehouse operation that formerly served the Company's Michigan stores and several independent customers. The warehouse is now operated by a third party that distributes the Company's inventory to its Michigan stores. These expenses also included the transition costs related to one of the Company's new warehouses, and one new warehouse facility operated by an unaffiliated entity that provides services to the Company. These costs included carrying costs of the facilities idled as a result of these new warehouses and the associated employee severance costs. The expenses described above included non-cash asset writedowns of $16 million and were included in merchandise costs, including warehouse and transportation. The remaining $25 million of expenses are summarized as follows:

                                                   Facility
                                              Employee   Carrying    Joint
         (in millions)                       Severance    Costs     Venture      Total
         -------------------------------     ----------  --------   -------      -----
         Balance at December 27, 1997            $ -         $ -       $ -         $ -
           Expense                                11           9         5          25
           Payments                                7           3         5          15
                                                 ---         ---       ---         ---
         Balance at January 2, 1999                4           6         -          10
           Payments                                4           2         -           6
                                                 ---         ---       ---         ---
         Balance at May 22, 1999                 $ -         $ 4       $ -         $ 4
                                                 ===         ===       ===         ===

         The carrying costs of the idled warehouse facilities will be paid through 2001.

         Additionally, in the second quarter of 1998, the Company incurred one-time expenses of $12 million associated with accounting, data and operations consolidations in Texas. These included the cost of closing eight stores and relocating the remaining Dallas office employees to a smaller facility. These expenses, which included non-cash asset writedowns of $2 million, were included in operating, general and administrative expenses. Cash expenses paid to date are $2 million and the remaining accrual of $8 million at May 22, 1999 represents estimated rent or lease termination costs that will be paid on closed stores through 2013.

5.       ACCOUNTING CHANGE
         -----------------

         In the second quarter of 1998, Kroger changed its application of the Last-In, First-Out, or LIFO method of accounting for store inventories from the retail method to the item cost method. The change was made to more accurately reflect inventory value by eliminating the averaging and estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 1997 cannot be determined. The effect of the change on the December 28, 1997 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in restated results for the quarter ended March 21, 1998. This change increased merchandise costs by $90 million and reduced earnings before extraordinary loss and net earnings by $56 million. The item cost method did not have a material impact on earnings subsequent to its initial adoption.

6.       INCOME TAXES
         ------------

         The effective income tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes and non-deductible goodwill.

7.       EARNINGS PER COMMON SHARE
         -------------------------

         Earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options.

         The following table provides a reconciliation of earnings before extraordinary loss and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

                                            For the quarter ended        For the quarter ended
                                                 May 22, 1999               March 21, 1998
                                        ---------------------------   ---------------------------
                                         Income     Shares    Per      Income    Shares    Per
                                        (Numer-    (Denomi-   Share   (Numer-   (Denomi-   Share
                                          ator)     nator)   Amount     ator)     nator)  Amount
                                        --------   --------  ------   --------  --------  -------
                                                (in millions, except per share amounts)
                                        ---------------------------------------------------------
         Basic earnings (loss) per
           common share . . . . . . .      $207       827    $0.25     $ (20)      801    $(0.02)

         Dilutive effect of stock
         options and warrants . . .           -        36                  -         -
                                           ----     -----              -----     -----

         Dilutive earnings (loss) per
           common share . . . . . . .      $207       863    $0.24     $ (20)      801    $(0.02)
                                           ====     =====              =====     =====

         On May 20, 1999, the Company announced a distribution in the nature of a two-for-one stock split, to shareholders of record of common stock on June 7, 1999. In compliance with SFAS No. 128, Earnings per Share, earnings per share are presented showing the effect of the split. If the split had not occurred diluted earnings per share before extraordinary loss would have been $0.48 for the first quarter of 1999 versus a loss of $0.05 for the first quarter of 1998. Shares were distributed on June 28, 1999.


8.       SEGMENTS
         --------

         The Company operates retail food and drug stores, multi-department stores and convenience stores in the Midwest, South and West. The Company's retail operations, which represent approximately 98% of consolidated sales, are its only reportable segment. All of the Company's operations are domestic.

9.       SUBSEQUENT EVENTS
         -----------------

         On June 25, 1999 the Company issued $250 million 6.34% Senior Notes due 2001, $350 million 7.25% Senior Notes due 2009 and $300 million 7.70% Senior Notes due 2029. Proceeds from these issues were used to repay amounts under the Company's bank credit facilities.

10.      COMPREHENSIVE INCOME
         --------------------

         The Company has no items of other comprehensive income in any period presented. Therefore, net earnings as presented in the Consolidated Statement of Operations equals comprehensive income.

11.      RECENTLY ISSUED ACCOUNTING STANDARDS
         ------------------------------------

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require a change in the way that the Company accounts for its interest rate protection agreements. In May 1999, the Financial Accounting Standards Board issued an exposure draft requiring adoption of the standard for fiscal years beginning after June 15, 2000. The Company has not yet determined the expected impact, if any, that the adoption of the standard will have on the financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for the first quarter of 1999 compared to the first quarter of 1998. However, 1999 results are not directly comparable to 1998 results. The operating results for the quarter ended May 22, 1999 include the results of operations of the Company for the 16 week quarter ended May 22, 1999. The operating results for the quarter ended March 21, 1998 include the results of operations of The Kroger Co. for the 12 week quarter ended March 21, 1998, its wholly owned subsidiary Dillon Companies, Inc. for the 13 week quarter ended March 28, 1998, and its wholly owned subsidiary Fred Meyer, Inc. for the 16 week quarter ended May 23, 1998. The 1998 results include the results of Ralphs/Food 4 Less from March 10, 1998.

BUSINESS COMBINATIONS

On May 27, 1999 Kroger issued 312 million shares of Kroger common stock in connection with a merger, for all of the outstanding common stock of Fred Meyer, Inc., which operates stores primarily in the Western region of the United States. The merger was accounted for as pooling of interest, and the accompanying financial statements have been restated to give effect to the consolidated results of Kroger and Fred Meyer for all years presented.

On March 10, 1998, Fred Meyer acquired Food 4 Less Holdings, Inc. ("Ralphs/Food 4 Less"), a supermarket chain operating primarily in Southern California, by issuing 44 million shares of common stock to the Ralphs/Food 4 Less stockholders. The acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of Ralphs/Food 4 Less from the date of acquisition.

MERGER RELATED COSTS

Fred Meyer is in the process of implementing its plan to integrate Fred Meyer Stores, Ralphs/Food 4 Less, Smith's, QFC and Hughes, resulting in merger related costs of $35 million in the first quarter of 1999 and $159 million in the first quarter of 1998. Merger related costs totaled $269 million in fiscal 1998. The integration plan includes the consolidation of distribution, information systems, and administrative functions, conversion of banners at 78 stores, closure of seven stores, and transaction costs incurred to complete the mergers. The costs were reported in the periods in which cash was expended except for $19 million that was accrued in the first quarter of 1998 for liabilities incurred to discontinue activities and retain key employees and charges to write-down certain assets of $2 million in the first quarter of 1999 and $57 million in the first quarter of 1998. The following table presents components of the merger related costs:


                                                              Quarter Ended      Fiscal Year
                                                           -------------------      Ended
                                                           May 22,   March 21,    January 2,
         (in millions)                                       1999      1998          1999
         ---------------------------------                 -------   ---------   -----------
         CHARGES RECORDED AS CASH EXPENDED
           Distribution consolidation                        $  4      $ 11          $ 16
           Systems integration                                 24        13            50
           Store conversions                                    3        25            48
           Transaction costs                                    1        29            34
           Administration integration                           1         5            12
                                                             ----      ----          ----
                                                               33        83           160
         NONCASH ASSET WRITE-DOWN
           Distribution consolidation                           -        28            29
           Systems integration                                  2        19            26
           Store closures                                       -         7            25
           Administration integration                           -         3             3
                                                             ----      ----          ----
                                                                2        57            83
         ACCRUED CHARGES
           Systems integration                                  -         1             1
           Transaction costs                                    -         2             6
           Store closures                                       -         7             7
           Administration integration                           -         9            12
                                                             ----      ----          ----
                                                                -        19            26
                                                             ----      ----          ----
         Total merger related costs                          $ 35      $159          $269
                                                             ====      ====          ====

         TOTAL CHARGES
           Distribution consolidation                        $  4      $ 39          $ 45
           Systems integration                                 26        33            77
           Store conversions                                    3        25            48
           Transaction costs                                    1        31            40
           Store closures                                       -        14            32
           Administration integration                           1        17            27
                                                             ----      ----          ----
         Total merger related costs                          $ 35      $159          $269
                                                             ====      ====          ====

         Distribution Consolidation
         --------------------------

         Represents costs to consolidate manufacturing and distribution operations and eliminate duplicate facilities. The costs in the first quarter of 1998 include a $28 million write-down to estimated net realizable value for the Hughes distribution center in Southern California. Net realizable value was determined by a market analysis. The facilities are held for sale and depreciation expense for the closed Hughes distribution facility has been suspended. Efforts to dispose of the facilities are ongoing and a sale is expected in 1999. The costs also include $4 million in the first quarter of 1999 and $11 million in the first quarter of 1998 for incremental labor during the closing of the distribution center and other incremental costs incurred as a part of the realignment of our distribution system.

         Systems Integration
         -------------------

         Represents the costs of integrating systems from QFC, Hughes and Smith's computer platforms into Fred Meyer and Ralphs' platforms and the related conversion of all corporate office and store systems. The asset write-down includes $19 million in the first quarter of 1998 for computer equipment and related software that have been abandoned and $7 million associated with computer equipment at QFC which is being written off over 18 months at which time it will be abandoned. In the first quarter of 1999, costs totaling $24 million were expensed as incurred including $17 million of incremental operating costs, principally labor, during the conversion process, $5 million paid to third parties, and $2 million of training costs. In the first quarter of 1998, costs totaling $13 million were expensed as incurred including $8 million of incremental operating costs, principally labor, during the conversion process, $4 million paid to third parties, and $1 million of training costs. Also included are severance costs for systems employees who will be terminated as the integration is completed.

         Store Conversions
         -----------------

         Includes the cost to convert 55 Hughes stores to the Ralph's banner, 17 Smitty's stores to the Fred Meyer banner, five QFC stores to the Fred Meyer banner, and three Fred Meyer stores to the Smith's banner. The conversions are substantially complete. All costs represented incremental cash expenditures for advertising and promotions to establish the banner, changing store signage, labor required to remerchandise the store inventory and other services which were expensed as incurred.

         Transaction Costs
         -----------------

         Represents fees paid to outside parties and employee bonuses that were contingent upon the completion of the mergers and an employee stay bonus program. The fees and employee bonuses totaled $1 million in the first quarter of 1999 and $29 million in the first quarter of 1998. The stay bonus program was accrued ratably over the stay period and paid in the fourth quarter of 1998. The amount accrued in the first quarter of 1998 was $2 million.

         Store Closures
         --------------

         Includes the costs to close four stores identified as duplicate facilities and to sell three stores pursuant to a settlement agreement with the State of California ("AG Stores"). All costs were paid in the first quarter of 1998. Annual sales and operating income for the four duplicate facilities and three AG Stores are approximately $133 million and $3 million, respectively. The asset write-down represents $6 million of book value in excess of sale proceeds, $19 million for the write-off of the goodwill associated with the AG Stores, and $7 million of lease termination costs. All stores have been closed or sold except for one AG store which is expected to be sold in 1999. The net book value on the AG Stores representing building, fixtures and equipment was written down to an estimated net realizable value of $6 million. Depreciation expense continues to be recorded at the historical rate.

         Administration Integration
         --------------------------

         Includes labor and severance costs related to employees identified for termination in the integration and charges to conform accounting policies of QFC and Hughes to Fred Meyer, including the calculation of bad debt and costs for real estate transactions. In the first quarter of 1998, labor and severance costs totaled $9 million and charges to conform accounting policies totaled $8 million.

     The following table presents the activity in the reserve accounts.

                                             Systems      Stay                  Administration
                                           Integration    Bonus      Lease        Integration
     (in millions)                          Severance    Program   Obligation     Severance       Total
     --------------------------------      -----------   -------   ----------   ---------------  --------
     Balance at December 27, 1997              $   -       $   -      $   -          $   -         $   -
           Expense                                 1           6          7             12            26
           Payments                                -           6          2              8            16
                                                 ---         ---        ---            ---           ---
         Balance at January 2, 1999                1           -          5              4            10
           Payments                                -           -          1              -             1
                                                 ---         ---        ---            ---           ---
         Balance at May 22, 1999                 $ 1         $ -        $ 4            $ 4           $ 9
                                                 ===         ===        ===            ===           ===


     Severance
     ---------

     Severance relates to 183 Hughes administrative employees in Southern California and 75 QFC administrative employees in Seattle. All of the Hughes employees have been terminated. The QFC employees have been notified of their terminations on various dates ranging from February 15, 1999 to December 31, 1999. Under severance agreements, the amount of severance will be paid over a period following the date of termination.

     Lease Obligation
     ----------------

     Fred Meyer closed a QFC store and agreed to dispose of the AG Stores under a settlement agreement with the State of California. The lease obligation represents future contractual lease payments on these stores over the expected holding period, net of any sublease income. We are actively marketing the stores to potential buyers and sub-lease tenants.

     Stay Bonus Program
     ------------------

     Represents amounts that were paid in the fourth quarter of 1998 under a stay bonus program.



In addition to the merger related costs mentioned above, we incurred costs related to mergers of $6 million in the first quarter of 1999 and $6 million in the first quarter of 1998. Costs related to mergers totaled $9 million in fiscal 1998. These costs consist of inventory markdowns on liquidated inventory and losses on obsolete or discontinued inventory resulting from integration of store banners. These costs were reported in merchandise costs.

ONE-TIME EXPENSES

In the second quarter of 1998, we incurred a $41 million one-time expense associated with logistics projects. This expense included the costs associated with ending a joint venture related to a warehouse operation that formerly served our Michigan stores and several independent customers. The warehouse is now operated by a third party that distributes our inventory to our Michigan stores. These expenses also included the transition costs related to one of our new warehouses, and one new warehouse facility operated by an unaffiliated entity that provides services to us. These costs included carrying costs of the facilities idled as a result of these new warehouses and the associated employee severance costs. The expenses described above included non-cash asset writedowns of $16 million and were included in merchandise costs, including warehouse and transportation. The remaining $25 million of expenses are summarized as follows:

                                                          Facility
                                               Employee   Carrying    Joint
         (in millions)                        Severance    Costs     Venture      Total
         ----------------------------         ---------   --------   -------    --------
         Balance at December 27, 1997            $ -         $ -       $ -         $ -
           Expense                                11           9         5          25
           Payments                                7           3         5          15
                                                 ---         ---       ---         ---
         Balance at January 2, 1999                4           6         -          10
           Payments                                4           2         -           6
                                                 ---         ---       ---         ---
         Balance at May 22, 1999                 $ -         $ 4       $ -         $ 4
                                                 ===         ===       ===         ===

The carrying costs of the idled warehouse facilities will be paid through 2001.

Additionally, in the second quarter of 1998, we incurred one-time expenses of $12 million associated with accounting, data and operations consolidations in Texas. These included the cost of closing eight stores and relocating the remaining Dallas office employees to a smaller facility. These expenses, which included non-cash asset writedowns of $2 million, were included in operating, general and administrative expenses. Cash expenses paid to date are $2 million and the remaining accrual of $8 million at May 22, 1999 represents estimated rent or lease termination costs that will be paid on closed stores through 2013.

ACCOUNTING CHANGE

In the second quarter of 1998, Kroger changed its application of the Last-In, First-Out, or LIFO method of accounting for store inventories from the retail method to the item cost method. The change was made to more accurately reflect inventory value by eliminating the averaging and estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 1997 cannot be determined. The effect of the change on the December 28, 1997 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in restated results for the quarter ended March 21, 1998. This change increased merchandise costs by $90 million and reduced earnings before extraordinary loss and net earnings by $56 million. The item cost method did not have a material impact on earnings subsequent to its initial adoption.

FIRST QUARTER 1999 VS. FIRST QUARTER 1998

Sales
-----

Total sales in the first quarter of 1999 increased approximately 5.5% to $13.5 billion compared to sales for the 16-week period ended May 23, 1998, and including the Ralphs store sales for the entire first quarter of 1998 and excluding divested store sales. On this basis, identical food store sales, which includes stores in operation and not expanded or relocated for five quarters, grew 2.1%, excluding the Hughes and Smitty's stores, which were remodeled and converted to different banners. Comparable stores sales, which include relocations and expansions (excluding Hughes and Smitty's), were up 3.2% on this same basis.

Merchandise Costs
-----------------

Merchandise costs include advertising, warehousing and transportation expenses. Merchandise costs, net of one-time items and LIFO, as a percent of sales were 73.7% in 1999 and 74.2% in 1998. The percentages are not directly comparable.

Operating, General and Administrative Expenses
----------------------------------------------

Operating, general and administrative expenses as a percent of sales were 18.3% in 1999 and 18.2% in 1998. The percentages are not directly comparable.

Income Taxes
------------

The effective tax rate differs from the expected statutory rate primarily due to the effect of certain taxes and non-deductible goodwill. Goodwill amortization was $29 million in 1999 and $22 million in 1998.

Net Earnings
------------

Net earnings, excluding one-time items, were $231 million or $.27 per diluted share in 1999. These results represent an increase of approximately 20% over estimated combined earnings of $0.225 per diluted share in the first quarter of 1998. The prior year estimate includes the actual results, net of one-time items, of Fred Meyer and an estimate of Kroger's results, net of one-time items, to reflect the change to our new fiscal calendar.

EBITDA
------

Our Credit Agreement, Senior Credit Facility and the indentures underlying our publicly issued debt, contain various restrictive covenants. Many of these covenants are based on earnings before interest, taxes, depreciation, amortization, LIFO, extraordinary losses and one-time items or EBITDA. The ability to generate EBITDA at levels sufficient to satisfy the requirements of these agreements is a key measure of our financial strength. We do not intend to present EBITDA as an alternative to any generally accepted accounting principle measure of performance. Rather, we believe the presentation of EBITDA is important for understanding our performance compared to our debt covenants. The calculation of EBITDA is based on the definition contained in our Credit Agreement. This may be a different definition than other companies use. We were in compliance with all EBITDA-based Credit Agreement, Senior Credit Facility and indenture covenants on May 22, 1999.

The following is a summary of the calculation of EBITDA for the first quarter of 1999 and for the first quarter of 1998.

(in millions)                                                1999          1998
----------------------------------------------------      ----------    ---------
Earnings (loss) before tax expense and
  extraordinary loss................................        $ 347         $  (7)

Interest............................................          199           164
Depreciation........................................          252           198
Goodwill amortization...............................           29            22
LIFO................................................           12            10
Cost related to the merger included in
  merchandise costs.................................            6             6
Accounting change included in merchandise costs.....            -            90
Merger related costs................................           35           159
Other...............................................           (1)            -
                                                            -----         -----

EBITDA..............................................        $ 879         $ 642
                                                            =====         =====


LIQUIDITY AND CAPITAL RESOURCES

Debt Management
---------------

At May 22, 1999, we had several lines of credit totaling $5.5 billion, with $1.5 billion in unused balances. In addition, we had a $500 million synthetic lease credit facility and a $125 million money market line with unused balances of $128 million and $108 million, respectively, at May 22, 1999.

Net debt declined $28 million to $8.31 billion at the end of the first quarter of 1999 compared to $8.34 billion at the end of the first quarter of 1998. Net debt is defined as long-term debt, including capital leases and current portion thereof, less investments in debt securities and prefunded employee benefits.

On June 25, 1999 we issued $250 million 6.34% Senior Notes due 2001, $350 million 7.25% Senior Notes due 2009 and $300 million 7.70% Senior Notes due 2029. Proceeds from these issues were used to repay amounts under our bank credit facilities.

Cash Flow
---------

Operating cash flow was $594 million in the first quarter of 1999 and $401 million in the first quarter of 1998.

Cash used by investing activities was $449 million in the first quarter of 1999 and $172 million in the first quarter of 1998. Capital expenditures increased $145 million to $442 million in the first quarter of 1999 compared to $297 million in the first quarter of 1998. Cash acquired from acquisitions totaled $83 million in the first quarter of 1998.

Cash used by financing activities was $94 million in the first quarter of 1999 and $189 million in the first quarter of 1998. Long-term debt decreased $162 million in the first quarter of 1999 compared to a $252 million increase in the first quarter of 1998. The increase in long-term debt in the first quarter of 1998 was offset by $299 million of debt prepayment costs.

CAPITAL EXPENDITURES

Capital expenditures totaled $442 million in the first quarter of 1999 compared to $297 million in the first quarter of 1998. During the first quarter of 1999 we opened, acquired, expanded, or relocated 44 stores versus 30 in the 16-week period ended May 23, 1998. We had 17 operational closings and completed 39 within the wall remodels. Square footage increased 5.1% to 104.8 million square feet excluding the Fred Meyer divested stores.

EFFECT OF INFLATION

While management believes that some portion of the increase in sales is due to inflation, it is difficult to segregate and to measure the effects of inflation because of changes in the types of merchandise sold year-to-year and other pricing and competitive influences. By attempting to control costs and efficiently utilize resources, we strive to minimize the effects of inflation on operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require a change in the way that we account for interest rate protection agreements. In May 1999, the Financial Accounting Standards Board issued an exposure draft requiring adoption of the standard for all fiscal years beginning after June 15, 2000. We have not yet determined the expected impact, if any, that the adoption of the standard will have on our financial statements.

OTHER ISSUES

On May 20, 1999, we announced a distribution in the nature of a two-for-one stock split. Shareholders of record of common stock on June 7, 1999 received one common share for each share held on that date. Earnings per share are presented showing the effect of the split in the supplemental financial statements. If the split had not occurred diluted net earnings per share would have been $0.48 for the first quarter of 1999 versus a loss of $0.60 for the first quarter of 1998. Shares were distributed on June 28, 1999.

On January 6, 1999, we changed our fiscal year-end to the Saturday nearest January 31 of each year. This change is disclosed in our Current Report on Form 8-K dated January 15, 1999. Our first new fiscal year will end January 29, 2000. It includes a 16-week first quarter ended May 22, 1999, and 12-week second, third and fourth quarters ending August 14, 1999, November 6, 1999 and January 29, 2000, respectively. We filed separate audited financial statements covering the transition period from January 3, 1999 through January 30, 1999 on a Current Report on Form 8-K dated May 10, 1999. These financial statements include Kroger and its consolidated subsidiaries before the merger with Fred Meyer.

We are a 50% owner of Santee Dairies, L.L.C. ("Santee") and have a 10 year product supply agreement with Santee that requires us to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became excess capacity and a duplicate facility. We are currently engaged in efforts to dispose of our interest in Santee which may result in a loss of approximately $45 million in 1999.

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

    - Our earnings per share target is a 16%-18% average annual increase over the next three years effective with the year 2000.

    - We expect capital expenditures for the year to total $1.5-$1.6 billion compared to $1.6 billion during 1998. Capital expenditures reflect Kroger's strategy of growth through expansion and acquisition as well as our emphasis, whenever possible, on self-development and ownership of store real estate, and on logistics and technology improvements.

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

    - We expect to achieve $225 million in synergy savings over the next three years as a result of the merger with Fred Meyer. We project the timing of the annual savings by fiscal year to be as follows: $40 million in 1999, $115 million in 2000, $190 million in 2001, and $225 million in 2002 and beyond.

YEAR 2000 READINESS DISCLOSURE

We are currently working to resolve the potential effect of the year 2000 on the processing of date-sensitive information within various systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of our programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

We have developed a plan to assess and update our IT Systems and Non-IT Systems for year 2000 compliance requirements and provide for continued functionality. The plan consists of three major phases:

    1) create an inventory of systems subject to the year 2000 problem and assess the scope of the problem as it relates to those systems;

    2)   remediate any year 2000 problems;

    3)   test and implement systems subsequent to remediation.

         The chart below shows the estimated completion status of each of these phases expressed as a percent of completion as of May 22, 1999.

         Phase                        1         2         3
         ----------------           ----      ----      ---
         IT Systems                  97%       87%       72%
         Non-IT Systems              90%       70%       62%

Phase 1 is expected to be completed by the end of the second quarter of 1999. Phases 2 and 3 are expected to be completed by late 1999. However, our ability to timely execute our plan may be adversely affected by a variety of factors, some of which are beyond our control, including the potential for unseen implementation problems, delays in the delivery of products, or inefficiencies in store operations resulting from loss of power or communication links between stores, distribution centers, and headquarters.

Critical business partners have been contacted for their status on year 2000 readiness. Based on our assessment of their responses, we believe that the majority of our business partners are taking action for year 2000 readiness. Notwithstanding the substantial efforts by us and our key business partners, we could potentially experience disruptions to some aspects of our various activities and operations. Consequently, in conjunction with the plan, management is formulating contingency plans for critical functions and processes, which may be implemented to minimize the risk of interruption to our business in the event of a year 2000 occurrence.

Contingency planning, which utilizes a business process approach, focuses on the following priorities: ability to sell products to customers, continuously replenish stores with goods (ordering and distribution), pay employees, collect and remit on outstanding accounts, meet other regulatory and administrative needs, and address merchandising objectives. We expect that documented contingency plans for critical business processes will be in place by the end of the third quarter of 1999.

The total estimated cost for the project, over a four year period, is $54 million. This cost is being funded through operating cash flow. This represents an immaterial part of our information technology budget over the period. Costs incurred to date totaled $33 million at May 22, 1999. Of the remaining $21 million to be spent, approximately 1/3 relates to hardware and software that is not critical to our business, 1/3 relates to the development and implementation of contingency plans, and the remaining 1/3 relates primarily to the completion of testing and implementation subsequent to remediation.

If we, our customers or vendors are unable to resolve processing issues in a timely manner, it could result in the disruption of the operation of IT Systems and/or Non-IT Systems, and in a material financial risk. We believe that we have allocated the resources necessary to mitigate all significant year 2000 issues in a timely manner.

Inflationary factors, increased competition, construction delays, and labor disputes could affect our ability to obtain expected increases in sales and earnings. Delays in store maturity, increased competition and increased capital spending could adversely affect the anticipated increase in sales per square foot. Increases in gross profit rate may not be achieved if start-up costs are higher than expected or if problems associated with integrating new systems occur. Increased operating costs and changes in inflationary trends could prevent us from reducing operating, general and administrative expenses. New technologies could fail to achieve the desired savings and efficiencies. Net interest expenses could exceed expectations due to acquisitions, higher working capital usage, inflation, or increased competition. Our ability to achieve our storing goals could be hampered by construction delays, labor disputes, increased competition or delays in technology projects. Unexpected costs or difficulties in integrating our operations with those of Fred Meyer could affect our ability to achieve the expected synergy cost savings. The effects of the merger and the inherent complexity of computer software and reliance on third party software vendors to interface with our systems could affect the completion of necessary "Year 2000" modifications.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBIT 3.1 - Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Company's Regulations are incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

                  EXHIBIT 4.1 - Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

                  EXHIBIT 27.1 - Financial Data Schedule.


         (b) The Company disclosed and filed amendments to its 364-Day and Five-Year Credit Agreements in its Current Report on Form 8-K dated January 8, 1999; a change in its fiscal year in its Current Report on Form 8-K dated January 15, 1999; its earnings release for the fourth quarter and fiscal year 1998 in its Current Report on Form 8-K dated January 28, 1999; a Statement of Eligibility on Form T-1 related to its Registration Statement No. 333-74389 on Form S-3 that provides for the issuance of Securities in an aggregate amount of $2,000,000,000, in its Current Report on Form 8-K dated April 30, 1999; and its audited financial statements for its 28-day transition period between the end of fiscal year 1998 and the beginning of fiscal year 1999 in its Current Report on Form 8-K dated May 10, 1999.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE KROGER CO.


Dated:  July 2, 1999                    By:  /s/ Joseph A. Pichler
                                           -------------------------------
                                                 Joseph A. Pichler
                                                 Chairman of the Board and
                                                 Chief Executive Officer



Dated:  July 2, 1999                    By: /s/ J. Michael Schlotman
                                           -------------------------------
                                                 J. Michael Schlotman
                                                 Vice President and
                                                 Corporate Controller