Form 10-Q
period 1999-08-14
KROGER CO
filed 1999-09-28
CIK 56873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 14, 1999 or

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

There were 831,978,789 shares of Common Stock ($1 par value) outstanding as of September 20, 1999.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information included in the consolidated financial statements for the 2nd quarter and 2 quarters ended August 14, 1999 include the results of operations of the Company for the 12 week quarter and 28 week period ended August 14, 1999. The information for the 2nd quarter ended June 13, 1998 includes the results of operations of The Kroger Co. for the 12 week quarter ended June 13, 1998, its wholly-owned subsidiary Dillon Companies, Inc. ("Dillon") for the 13 week quarter ended June 27, 1998, and its wholly-owned subsidiary Fred Meyer, Inc. ("Fred Meyer") for the 12 week quarter ended August 15, 1998. The information for the 2 quarters ended June 13, 1998 includes the results of operations of The Kroger Co. for the 24 week period ended June 13, 1998, Dillon for the 26 week period ended June 27, 1998, and Fred Meyer for the 28 week period ended August 15, 1998. It was not practicable to recast the 1998 quarterly amounts for The Kroger Co. or Dillon to conform to the quarterly reporting periods of The Kroger Co.'s newly adopted fiscal year. Because of these differing periods, 1999 results cannot be directly compared to 1998 results. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in millions, except per share amounts)
                                   (unaudited)


                                                                 2nd Quarter Ended       2 Quarters Ended
                                                                --------------------   ---------------------
                                                                August 14,  June 13,   August 14,   June 19,
                                                                  1999        1998        1999        1998
                                                                --------    --------   ---------    --------
Sales .......................................................   $ 10,289    $  9,947    $ 23,782    $ 20,376
Merchandise costs, including warehousing and transportation .      7,590       7,394      17,553      15,233
                                                                --------    --------    --------    --------
  Gross profit ..............................................      2,699       2,553       6,229       5,143
Operating, general and administrative .......................      1,881       1,820       4,351       3,714
Rent ........................................................        143         142         341         303
Depreciation and amortization ...............................        221         203         502         423
Merger related costs ........................................        200          48         235         206
                                                                --------    --------    --------    --------
  Operating profit ..........................................        254         340         800         497

Interest expense ............................................        148         155         347         319
                                                                --------    --------    --------    --------
  Earnings before income tax expense and extraordinary loss .        106         185         453         178

Tax expense .................................................         50          85         190          97
                                                                --------    --------    --------    --------
  Earnings before extraordinary loss ........................         56         100         263          81
Extraordinary loss, net of income tax benefit ...............        (10)         (1)        (10)       (222)
                                                                --------    --------    --------    --------
  Net earnings (loss) .......................................   $     46    $     99    $    253    $   (141)
                                                                ========    ========    --------    --------

Basic earnings per common share:
  Earnings before extraordinary loss ........................   $   0.07    $   0.12    $   0.32    $   0.10
  Extraordinary loss ........................................      (0.01)          -       (0.01)      (0.27)
                                                                --------    --------    --------    --------
     Net earnings (loss)  ...................................   $   0.06    $   0.12    $   0.31    $  (0.17)
                                                                ========    ========    --------    --------

Average number of common shares used in basic calculation ...        829         819         828         809

Diluted earnings per common share:
  Earnings before extraordinary loss ........................   $   0.06    $   0.12    $   0.30    $   0.10
  Extraordinary loss ........................................      (0.01)          -       (0.01)      (0.26)
                                                                --------    --------    --------    --------
     Net earnings (loss)  ...................................   $   0.05    $   0.12    $   0.29    $  (0.16)
                                                                ========    ========    --------    --------

Average number of common shares used in diluted calculation .        860         854         861         846


--------------------------------------------------------------------------------


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET
                     (in millions, except per share amounts)
                                   (unaudited)


                                                           August 14,   January 2,
                                                              1999        1999
                                                           ---------    ---------
ASSETS
Current assets
  Cash ..................................................   $    304    $    299
  Receivables ...........................................        544         587
  Inventories ...........................................      3,666       3,493
  Prepaid and other current assets ......................        550         692
                                                            --------    --------
      Total current assets ..............................      5,064       5,071

Property, plant and equipment, net ......................      7,663       7,220
Goodwill, net ...........................................      3,808       3,847
Other assets ............................................        507         503
                                                            --------    --------
      Total Assets ......................................   $ 17,042    $ 16,641
                                                            ========    ========

LIABILITIES
Current liabilities
  Current portion of long-term debt .....................   $    280    $    311
  Accounts payable ......................................      2,981       2,926
  Salaries and wages ....................................        618         639
  Other current liabilities .............................      1,788       1,574
                                                            --------    --------
      Total current liabilities .........................      5,667       5,450

Long-term debt ..........................................      7,713       7,848
Other long-term liabilities .............................      1,413       1,426
                                                            --------    --------
      Total Liabilities .................................     14,793      14,724
                                                            --------    --------

SHAREOWNERS' EQUITY
Preferred stock, $100 par, 5 million shares
  authorized and unissued ...............................          -           -
Common stock, $1 par, 1 billion shares
  authorized: 880 million shares issued in 1999 and
  876 million shares issued in 1998 .....................        880         876
Additional paid-in capital ..............................      1,963       1,913
Accumulated deficit .....................................       (143)       (421)
Common stock in treasury, at cost; 50 million shares ....       (451)       (451)
                                                            --------    --------
    Total Shareowners' Equity ...........................      2,249       1,917
                                                            --------    --------
    Total Liabilities and Shareowners' Equity ...........   $ 17,042    $ 16,641
                                                            ========    ========


--------------------------------------------------------------------------------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)


                                                                           2 Quarters Ended
                                                                      --------------------------
                                                                      August 14,        June 13,
                                                                         1999             1998
                                                                      ----------        -------
Cash Flows From Operating Activities:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . .      $  253           $ (141)
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .          10              221
     Depreciation . . . . . . . . . . . . . . . . . . . . . . . .         449              380
     Goodwill amortization. . . . . . . . . . . . . . . . . . . .          53               43
     Deferred income taxes. . . . . . . . . . . . . . . . . . . .          69               (6)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .           2               77
     Changes in operating assets and liabilities net of effects from acquisitions of businesses:
         Inventories. . . . . . . . . . . . . . . . . . . . . . .         (59)             295
         Receivables. . . . . . . . . . . . . . . . . . . . . . .          (1)              15
         Accounts payable . . . . . . . . . . . . . . . . . . . .         195              (81)
         Other. . . . . . . . . . . . . . . . . . . . . . . . . .         244              203
                                                                       ------           ------
           Net cash provided by operating activities. . . . . . .       1,215            1,006
                                                                       ------           ------
Cash Flows From Investing Activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .        (846)            (670)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .          49               59
  Payments for acquisitions, net of cash acquired . . . . . . . .           -               37
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (40)              14
                                                                       ------           ------
           Net cash used by investing activities. . . . . . . . .        (837)            (560)
                                                                       ------           ------

Cash Flows From Financing Activities:
  Proceeds from issuance of long-term debt. . . . . . . . . . . .         931            4,662
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .      (1,200)          (4,920)
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .          (2)              (6)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .          (9)             (86)
  Increase (decrease) in book overdrafts. . . . . . . . . . . . .         (93)             (77)
  Proceeds from issuance of capital stock . . . . . . . . . . . .          36               71
  Treasury stock purchases. . . . . . . . . . . . . . . . . . . .           -              (45)
                                                                       ------           ------
           Net cash provided (used) by financing activities . . .        (337)            (401)
                                                                       ------           ------

Net increase in cash and temporary cash investments . . . . . . .          41               45
Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .         263              183
                                                                       ------           ------
    End of year . . . . . . . . . . . . . . . . . . . . . . . . .      $  304           $  228
                                                                       ======           ======

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest. . . . . . . . . . . .      $  283           $  302
    Cash paid during the year for income taxes. . . . . . . . . .          69               39
    Non-cash changes related to purchase acquisitions:
      Fair value of assets acquired . . . . . . . . . . . . . . .           -            2,054
      Goodwill recorded . . . . . . . . . . . . . . . . . . . . .           -            2,343
      Value of stock issued . . . . . . . . . . . . . . . . . . .           -             (653)
      Liabilities assumed . . . . . . . . . . . . . . . . . . . .           -           (3,715)


--------------------------------------------------------------------------------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.       BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
         -----------------------------------------------------
         The year-end condensed balance sheet data was derived from supplemental audited financial statements, and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles.

         The accompanying financial statements include the consolidated accounts of The Kroger Co. and its subsidiaries ("Kroger"), including Fred Meyer, Inc. and its subsidiaries ("Fred Meyer") which were merged with Kroger on May 27, 1999 (see note 2). The year-end condensed balance sheet includes Kroger's January 2, 1999 balance sheet combined with Fred Meyer's January 30, 1999 balance sheet. Amounts included in the consolidated financial statements for the 2nd quarter and 2 quarters ended August 14, 1999 include the results of operations of the Company for the 12 week quarter and 28 week period ended August 14, 1999. The information for the 2nd quarter ended June 13, 1998 includes the results of operations of The Kroger Co. for the 12 week quarter ended June 13, 1998, its wholly-owned subsidiary Dillon Companies, Inc. ("Dillon") for the 13 week quarter ended June 27, 1998, and its wholly-owned subsidiary Fred Meyer for the 12 week quarter ended August 15, 1998. The information for the 2 quarters ended June 13, 1998 includes the results of operations of The Kroger Co. for the 24 week period ended June 13, 1998, Dillon for the 26 week period ended June 27, 1998, and Fred Meyer for the 28 week period ended August 15, 1998. It was not practicable to recast the 1998 quarterly amounts for The Kroger Co. or Dillon to conform to the quarterly reporting periods of Kroger's newly adopted fiscal year. Because of these differing periods, 1999 results cannot be directly compared to 1998 results. Significant intercompany transactions and balances have been eliminated. References to the "Company" in these consolidated financial statements mean the consolidated company.

2.       BUSINESS COMBINATIONS
         ---------------------
         On May 27, 1999, Kroger issued 312 million shares of Kroger common stock in connection with a merger, for all of the outstanding common stock of Fred Meyer, Inc., which operates stores primarily in the Western region of the United States. The merger was accounted for as a pooling of interests, and the accompanying financial statements have been restated to give effect to the consolidated results of Kroger and Fred Meyer for all periods presented.

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

         In conjunction with purchase acquisitions, the Company accrued certain costs associated with closing and divesting of certain acquired facilities and severance payments to terminate employees of the acquired companies. The following table presents the changes in the Company's accrued purchase liabilities:

                                              Facility
                                              Closure      Employee
         (in millions)                         Costs       Severance      Total
         -----------------------------        --------     ---------      ------
         Balance at December 27, 1997 .....   $  19         $   8         $  27
           Additions ......................     122            22           144
           Payments .......................     (13)           (2)          (15)
           Adjustments to severance accrual       -            (3)           (3)
                                              -----         -----         -----
         Balance at January 2, 1999 .......     128            25           153
           Payments                              (2)           (3)           (5)
                                              -----         -----         -----
         Balance at August 14, 1999 .......   $ 126         $  22         $ 148
                                              =====         =====         =====

         Facility Closure Costs
         ----------------------

         The Company acquired certain idle facilities in its purchase acquisitions including 63 closed stores, four closed warehouses and one vacant parcel all of which are leased. The Company also acquired 16 stores that the California Attorney General required to be divested and 17 stores that were duplicate facilities. Divestitures of five stores have been completed and eight of the duplicate facilities have been closed. The remaining nine duplicate stores are expected to close by the end of 1999. Facility closure costs accrued include obligations for future contractual lease payments, net of sublease income, and closure costs.

         Employee Severance
         ------------------

         Employee severance relates to 31 employees that have been terminated and 66 employees that will be terminated in the future. Under severance agreements, the severance will be paid over a period not to exceed three years following the date of termination.

3.       MERGER RELATED COSTS
         --------------------
         The Company is in the process of implementing its integration plan relating to recent mergers. The integration plan includes distribution consolidation, systems integration, store conversions, transaction costs, store closures, and administration integration. The following table presents the components of the merger related costs:


                                                  2nd Quarter Ended          2 Quarters Ended
                                                ----------------------    ----------------------
                                                August 14,    June 13,    August 14,    June 13,
         (in millions)                             1999         1998         1999         1998
         ---------------------------------      ----------    -------     ---------     --------
         CHARGES RECORDED AS CASH EXPENDED
           Distribution consolidation             $   6        $  2         $  10        $   13
           Systems integration                       19           6            42            19
           Store conversions                         19          11            22            36
           Transaction costs                         85           3            87            32
           Administration integration                12           2            13             7
                                                  -----        ----         -----        ------
                                                    141          24           174           107

         NONCASH ASSET WRITE-DOWN
           Distribution consolidation                 -           1             -            29
           Systems integration                        1           2             3            21
           Store closures                             3          18             3            25
           Administration integration                14           -            14             3
                                                  -----        ----         -----        ------
                                                     18          21            20            78
         ACCRUED CHARGES
           Distribution consolidation                 5           -             5             -
           Systems integration                        -           -             -             1
           Transaction costs                          -           2             -             4
           Store closures                             4           -             4             7
           Administration integration                32           -            32             9
                                                  -----        ----         -----        ------
                                                     41           2            41            21
                                                  -----        ----         -----        ------
         Total merger related costs               $ 200        $ 47         $ 235        $  206
                                                  =====        ====         =====        ======

         TOTAL CHARGES
           Distribution consolidation             $  11        $  3         $  15        $   42
           Systems integration                       20           8            45            41
           Store conversions                         19          11            22            36
           Transaction costs                         85           5            87            36
           Store closures                             7          18             7            32
           Administration integration                58           2            59            19
                                                  -----        ----         -----        ------
         Total merger related costs               $ 200        $ 47         $ 235        $  206
                                                  =====        ====         =====        ======


         Distribution Consolidation
         --------------------------

         Represents costs to consolidate manufacturing and distribution operations and to eliminate duplicate facilities. $5 million was accrued in the second quarter of 1999 related to severance for distribution employees in Phoenix. The year-to-date 1998 costs include a $29 million write-down to estimated net realizable value for a distribution center in Southern California. The facility is held for sale. The year-to-date 1998 costs also include $13 million for incremental labor during the closing of the distribution center and other incremental costs incurred as a part of the realignment of the Company's distribution system.

         Systems Integration
         -------------------

         Represents the costs of integrating systems and the related conversion of all corporate office and store systems. Charges recorded as cash was expended totaled $19 million and $6 million in the second quarter of 1999 and 1998, respectively, and $42 million and $19 million year-to-date 1999 and 1998, respectively. These costs represent incremental operating costs, principally labor, during the conversion process, payments to third parties and training costs. The year-to-date 1998 costs include a $19 million write-down of computer equipment and related software that have been abandoned and $2 million of depreciation associated with computer equipment which is being written off over 18 months at which time it will be abandoned.

         Store Conversions
         -----------------

         Includes the cost to convert store banners. All costs represent incremental cash expenditures for advertising and promotions to establish the banner, changing store signage, labor required to remerchandise the store inventory and other services that are expensed as incurred.

         Transaction Costs
         -----------------

         Represents fees paid to outside parties, employee bonuses that were contingent upon the completion of the mergers, and an employee stay bonus program. The Company incurred costs totaling $85 million and $3 million in the second quarter of 1999 and 1998, respectively, and $87 million and $32 million year-to-date 1999 and 1998, respectively, related to fees and employee bonuses recorded as the cash was expended. All accrued amounts relate to the employee stay bonus program.

         Store Closures
         --------------

         Includes the costs to close stores identified as duplicate facilities and to sell stores pursuant to settlement agreements. $4 million of costs were accrued in the second quarter of 1999 to close five stores identified as duplicate facilities and to sell five stores pursuant to a settlement with the Federal Trade Commission. The second quarter 1998 and year-to-date 1998 includes costs to close four stores identified as duplicate facilities and to sell three stores pursuant to a settlement agreement with the State of California ("AG Stores"). The asset write-down of $18 million in the second quarter of 1998 and $25 million year-to-date 1998 relates to the AG Stores. Lease termination costs totaling $7 million were accrued year-to-date 1998.

         Administration Integration
         --------------------------

         Includes labor and severance costs, charitable contributions, and costs to conform accounting policies. The Company accrued severance costs totaling $12 million in the second quarter of 1999 and $9 million year-to-date 1998. The Company also accrued $20 million in the second quarter of 1999 in connection with the Fred Meyer merger for charitable contributions that will be made to a foundation.

         The following table presents the activity in merger related accrued charges.


                                                        Lease
         (in millions)                         Other    Obligation     Severance       Total
         ----------------------------         -------   ----------   --------------   ------
         Balance at December 27, 1997          $  -       $  -           $  -          $  -
           Expense                                6          7             13            26
           Payments                               6          2              8            16
                                               ----       ----           ----          ----
         Balance at January 2, 1999               -          5              5            10
           Expense                               20          4             17            41
           Payments                               -          2              8            10
                                               ----       ----           ----          ----
         Balance at August 14, 1999            $ 20       $  7           $ 14          $ 41
                                               ====       ====           ====          ====

         Severance
         ---------

         Relates to administrative, systems, and distribution employees. All of the employees have been terminated or notified of their terminations. Under severance agreements, the amount of severance will be paid over a period following the date of termination.

         Lease Obligation
         ----------------

         The lease obligation represents future contractual lease payments on closed stores and stores that will be sold pursuant to settlement agreements over the expected holding period, net of any sublease income. The Company is actively marketing the stores to potential buyers and sub-lease tenants.

         Other
         -----

         The 1998 costs represent amounts that were paid under a stay bonus program in the fourth quarter of 1998. The Company accrued $20 million in the second quarter of 1999 in connection with the Fred Meyer merger for charitable contributions that will be made to a foundation.

4.       ONE-TIME EXPENSES
         -----------------
         In the second quarter of 1998, the Company incurred a $41 million one-time expense for logistics projects. This expense included the costs associated with ending a joint venture related to a warehouse operation that formerly served the Company's Michigan stores and several independent customers. The warehouse is now operated by a third party that distributes the Company's inventory to its Michigan stores. These expenses also included the transition costs related to one of the Company's new warehouses, and one new warehouse facility operated by an unaffiliated entity that provides services to the Company. These costs included carrying costs of the facilities idled as a result of these new warehouses and the associated employee severance costs. The expenses described above included non-cash asset writedowns of $16 million and were included in merchandise costs, including warehouse and transportation. The remaining $25 million of expenses are summarized as follows:


                                                          Facility
                                               Employee   Carrying    Joint
         (in millions)                        Severance     Costs    Venture      Total
         ----------------------------         ---------   --------   -------      -----
         Balance at December 27, 1997            $ -         $ -       $ -         $ -
           Expense                                11           9         5          25
           Payments                                7           3         5          15
                                                 ---         ---       ---         ---
         Balance at January 2, 1999                4           6       $ -          10
                                                                       ===
           Payments                                4           4                     8
                                                 ---         ---                   ---
         Balance at August 14, 1999              $ -         $ 2                   $ 2
                                                 ===         ===                   ===

         The carrying costs of the idled warehouse facilities will be paid through 2001.

         Additionally, in the second quarter of 1998, the Company incurred one-time expenses of $12 million associated with accounting, data and operations consolidations in Texas. These included the cost of closing eight stores and relocating the remaining Dallas office employees to a smaller facility. These expenses, which included non-cash asset writedowns of $2 million, were included in operating, general and administrative expenses. Cash expenses paid to date are $2 million and the remaining accrual of $8 million at August 14, 1999 represents estimated rent or lease termination costs that will be paid on closed stores through 2013.

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

7        EARNINGS PER COMMON SHARE
         -------------------------
         Earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and warrants.

         The following table provides a reconciliation of earnings before extraordinary loss and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.


                                           For the quarter ended       For the quarter ended
                                              August 14, 1999               June 13, 1998
                                        ---------------------------   --------------------------
                                         Income     Shares    Per     Income    Shares     Per
                                         (Numer-   (Denomi-  Share    (Numer-   (Denomi-  Share
                                          ator)     nator)   Amount     ator)    nator)   Amount
                                        --------- --------- -------- ---------- -------- -------
                                                   (in millions, except per share amounts)
                                        --------------------------------------------------------
         Basic earnings per
           common share . . . . . . .      $ 56       829    $0.07     $ 100       819    $ 0.12

         Dilutive effect of stock
         options and warrants . . .           -        31                  -        35
                                           ----     -----              -----     -----

         Diluted earnings per
           common share . . . . . . .      $ 56       860    $0.06     $ 100       854    $ 0.12
                                           ====     =====              =====     =====


                                         For the 2 quarters ended      For the 2 quarters ended
                                              August 14, 1999                June 13, 1998
                                        ---------------------------   --------------------------
                                         Income     Shares    Per     Income    Shares     Per
                                         (Numer-   (Denomi-  Share    (Numer-   (Denomi-  Share
                                          ator)     nator)   Amount    ator)     nator)   Amount
                                        --------- --------- -------- ---------- -------- -------
                                                   (in millions, except per share amounts)
                                        --------------------------------------------------------
         Basic earnings per
           common share . . . . . . .      $263       828    $0.32     $  81       809    $ 0.10

         Dilutive effect of stock
         options and warrants . . .           -        33                  -        37
                                           ----     -----              -----     -----

         Diluted earnings per
           common share . . . . . . .      $263       861    $0.30     $  81       846    $ 0.10
                                           ====     =====              =====     =====


         On May 20, 1999, the Company announced a distribution in the nature of a two-for-one stock split, to shareholders of record of common stock on June 7, 1999. All share amounts prior to this date have been restated to reflect the split.

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

10.      RECENTLY ISSUED ACCOUNTING STANDARDS
         ------------------------------------
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard, as amended, is effective for fiscal years beginning after June 15, 2000. The Company has not yet determined the expected impact, if any, that the adoption of the standard will have on the financial statements.

11.      GUARANTOR SUBSIDIARIES
         ----------------------
         The Company's Senior Notes and Senior Subordinated Notes (the "Guaranteed Notes") are jointly and severally, fully and unconditionally guaranteed by certain Kroger subsidiaries (the "Guarantor Subsidiaries"). At August 14, 1999 a total of approximately $4.0 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of Kroger. Separate financial statements of Kroger and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

         The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow, and equity. Therefore, the non-guarantor subsidiaries' information is not separately presented in the tables below.

         There are no current restrictions on the ability of the Guarantor Subsidiaries to make payments under the guarantees referred to above, except, however, the obligations of each guarantor under its guarantee are limited to the maximum amount as will result in obligations of such guarantor under its guarantee not constituting a fraudulent conveyance or fraudulent transfer for purposes of Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act, or any similar Federal or state law (e.g. adequate capital to pay dividends under corporate laws).

         The following tables present summarized financial information as of August 14, 1999 and January 2, 1999, and for the two quarters ended August 14, 1999 and June 13, 1998. For the summarized financial information as of August 14, 1999 and for the two quarters then ended, the Kroger column includes approximately $3.5 billion of debt issued by Fred Meyer that has been jointly and severally guaranteed by Kroger. As a result, this amount is not also included in the Guarantor Subsidiaries column.

         SUMMARIZED FINANCIAL INFORMATION AS OF AUGUST 14, 1999 AND FOR THE 2 QUARTERS THEN ENDED:

                                                         Guarantor
         (in millions of dollars)           Kroger      Subsidiaries     Eliminations      Consolidated
         ------------------------------   ----------   --------------  ----------------   -------------
         Current assets                   $    670      $   4,394       $        -          $    5,064
         Non-current assets                 10,464         10,503           (8,989)             11,978
         Current liabilities                 1,086          4,581                -               5,667
         Non-current liabilities             7,798          1,328                -               9,126

         Sales                               4,914         19,191             (323)             23,782
         Gross profit                          988          5,268              (27)              6,229
         Operating profit                     (143)           943                -                 800
         Net earnings                          253            449             (449)                253


         SUMMARIZED FINANCIAL INFORMATION AS OF JANUARY 2, 1999:

                                                         Guarantor
         (in millions of dollars)           Kroger      Subsidiaries     Eliminations      Consolidated
         ------------------------------   ----------   --------------  ----------------   -------------
         Current assets                   $    734      $   4,337       $        -          $    5,071
         Non-current assets                  5,622         10,398           (4,450)             11,570
         Current liabilities                 1,199          4,251                -               5,450
         Non-current liabilities             3,240          6,034                -               9,274


         SUMMARIZED FINANCIAL INFORMATION FOR THE 2 QUARTERS ENDED JUNE 13,
         1998:

                                                         Guarantor
         (in millions of dollars)           Kroger      Subsidiaries     Eliminations      Consolidated
         ------------------------------   ----------   --------------  ----------------   -------------
         Sales                            $  5,164      $  15,468       $     (256)         $   20,376
         Gross profit                        1,020          4,175              (52)              5,143
         Operating profit                       62            435                -                 497
         Net earnings                         (141)          (121)             121                (141)


12.      COMMITMENTS AND CONTINGENCIES
         -----------------------------
         The Company is a 50% owner of Santee Dairies, L.L.C. ("Santee") and has a 10 year product supply agreement with Santee that requires us to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became excess capacity and a duplicate facility. The Company is currently engaged in efforts to dispose of its interest in Santee that may result in a loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for the second quarter and first two quarters of 1999 compared to the second quarter and first two quarters of 1998. Amounts included in the consolidated financial statements for the 2nd quarter and 2 quarters ended August 14, 1999 include the results of operations of the Company for the 12 week quarter and 28 week period ended August 14, 1999. The information for the quarter ended June 13, 1998 includes the results of operations of The Kroger Co. for the 12 week quarter ended June 13, 1998, its wholly-owned subsidiary Dillon Companies, Inc. ("Dillon") for the 13 week quarter ended June 27, 1998, and its wholly-owned subsidiary Fred Meyer, Inc. ("Fred Meyer") for the 12 week quarter ended August 15, 1998. The information for the 2 quarters ended June 13, 1998, includes the results of operations of The Kroger Co. for the 24 week period ended June 13, 1998, Dillon for the 26 week period ended June 27, 1998 and Fred Meyer for the 28 week period ended August 15, 1998. It was not practicable to recast the 1998 quarterly amounts for The Kroger Co. or Dillon to conform to the quarterly reporting periods of Kroger's newly adopted fiscal year. Because of these differing periods, 1999 results cannot be directly compared to 1998 results.

BUSINESS COMBINATIONS

On May 27, 1999 Kroger issued 312 million shares of Kroger common stock in connection with a merger, for all of the outstanding common stock of Fred Meyer, Inc., which operates stores primarily in the Western region of the United States. The merger was accounted for as a pooling of interests, and the accompanying financial statements have been restated to give effect to the consolidated results of Kroger and Fred Meyer for all years presented.

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

MERGER RELATED COSTS

We are in the process of implementing our integration plan relating to recent mergers. The integration plan includes distribution consolidation, systems integration, store conversions, transaction costs, store closures, and administration integration. The following table presents the components of the merger related costs:



                                                       2nd Quarter Ended        2 Quarters Ended
                                                      --------------------     -------------------
                                                      August 14,  June 13,     August 14, June 13,
         (in millions)                                   1999      1998           1999      1998
         ---------------------------------            ---------- ---------     ---------- --------
         CHARGES RECORDED AS CASH EXPENDED
           Distribution consolidation                   $    6     $   2        $   10     $  13
           Systems integration                              19         6            42        19
           Store conversions                                19        11            22        36
           Transaction costs                                85         3            87        32
           Administration integration                       12         2            13         7
                                                        ------     -----        ------     -----
                                                           141        24           174       107

         NONCASH ASSET WRITE-DOWN
           Distribution consolidation                        -         1             -        29
           Systems integration                               1         2             3        21
           Store closures                                    3        18             3        25
           Administration integration                       14         -            14         3
                                                        ------     -----        ------     -----
                                                            18        21            20        78

         ACCRUED CHARGES
           Distribution consolidation                        5         -             5         -
           Systems integration                               -         -             -         1
           Transaction costs                                 -         2             -         4
           Store closures                                    4         -             4         7
           Administration integration                       32         -            32         9
                                                        ------     -----        ------     -----
                                                            41         2            41        21
                                                        ------     -----        ------     -----
         Total merger related costs                     $  200     $  47        $  235     $ 206
                                                        ======     =====        ======     =====

         TOTAL CHARGES
           Distribution consolidation                   $   11     $   3        $   15     $  42
           Systems integration                              20         8            45        41
           Store conversions                                19        11            22        36
           Transaction costs                                85         5            87        36
           Store closures                                    7        18             7        32
           Administration integration                       58         2            59        19
                                                        ------     -----        ------     -----

         Total merger related costs                     $  200     $  47        $  235     $ 206
                                                        ======     =====        ======     =====


Distribution Consolidation
--------------------------

Represents costs to consolidate manufacturing and distribution operations and to eliminate duplicate facilities. $5 million was accrued in the second quarter of 1999 related to severance for distribution employees in Phoenix. The year-to-date 1998 costs include a $29 million write-down to estimated net realizable value for a distribution center in Southern California. The facility is held for sale. The year-to-date 1998 costs also include $13 million for incremental labor during the closing of the distribution center and other incremental costs incurred as a part of the realignment of our distribution system.

Systems Integration
-------------------

Represents the costs of integrating systems and the related conversion of all corporate office and store systems. Charges recorded as cash was expended totaled $19 million and $6 million in the second quarter of 1999 and 1998, respectively, and $42 million and $19 million year-to-date 1999 and 1998, respectively. These costs represent incremental operating costs, principally labor, during the conversion process, payments to third parties and training costs. The year-to-date 1998 costs include a $19 million write-down of computer equipment and related software that have been abandoned and $2 million of depreciation associated with computer equipment which is being written off over 18 months at which time it will be abandoned.

Store Conversions
-----------------

Includes the cost to convert store banners. All costs represent incremental cash expenditures for advertising and promotions to establish the banner, changing store signage, labor required to remerchandise the store inventory and other services that are expensed as incurred.

Transaction Costs
-----------------

Represents fees paid to outside parties, employee bonuses that were contingent upon the completion of the mergers, and an employee stay bonus program. We incurred costs totaling $85 million and $3 million in the second quarter of 1999 and 1998, respectively, and $87 million and $32 million year-to-date 1999 and 1998, respectively, related to fees and employee bonuses recorded as the cash was expended. All accrued amounts relate to the employee stay bonus program.

Store Closures
--------------

Includes the costs to close stores identified as duplicate facilities and to sell stores pursuant to settlement agreements. $4 million of costs were accrued in the second quarter of 1999 to close five stores identified as duplicate facilities and to sell five stores pursuant to a settlement with the Federal Trade Commission. The second quarter 1998 and year-to-date 1998 includes costs to close four stores identified as duplicate facilities and to sell three stores pursuant to a settlement agreement with the State of California ("AG Stores"). The asset write-down of $18 million in the second quarter of 1998 and $25 million year-to-date 1998 relates to the AG Stores. Lease termination costs totaling $7 million were accrued year-to-date 1998.

Administration Integration
--------------------------

Includes labor and severance costs, charitable contributions, and costs to conform accounting policies. We accrued severance costs totaling $12 million in the second quarter of 1999 and $9 million year-to-date 1998. We also accrued $20 million in the second quarter of 1999 in connection with the Fred Meyer merger for charitable contributions that will be made to a foundation.

The following table presents the activity in merger related accrued charges.


                                                          Lease
         (in millions)                         Other    Obligation     Severance       Total
         ----------------------------         -------   ----------   --------------   ------
         Balance at December 27, 1997           $ -        $ -            $ -           $ -
           Expense                                6          7             13            26
           Payments                               6          2              8            16
                                                ---        ---            ---           ---
         Balance at January 2, 1999               -          5              5            10
           Expense                               20          4             17            41
           Payments                               -          2              8            10
                                                ---        ---            ---           ---
         Balance at August 14, 1999             $20        $ 7            $14           $41
                                                ===        ===            ===           ===

Severance
---------

Relates to administrative, systems, and distribution employees. All of the employees have been terminated or notified of their terminations. Under severance agreements, the amount of severance will be paid over a period following the date of termination.

Lease Obligation
----------------

The lease obligation represents future contractual lease payments on closed stores and stores that will be sold pursuant to settlement agreements over the expected holding period, net of any sublease income. We are actively marketing the stores to potential buyers and sub-lease tenants.

Other
-----

The 1998 costs represents amounts that were paid under a stay bonus program in the fourth quarter of 1998. We accrued $20 million in the second quarter of 1999 in connection with the Fred Meyer merger for charitable contributions that will be made to a foundation.

In addition to the merger related costs mentioned above, we incurred costs related to the merger of $12 million and $1 million in the second quarter of 1999 and 1998, respectively, and $18 million and $7 million year-to-date 1999 and 1998, respectively. These costs related to inventory adjustments to inventory made obsolete or marked down for liquidation as a result of the store integration program. These costs were reported in merchandise costs. In the second quarter of 1999 we incurred costs, which were reported as operating, general and administrative expenses, of $17 million from terminating all of our interest rate swap contracts.

ONE-TIME EXPENSES

In the second quarter of 1998, we incurred a $41 million one-time expense for logistics projects. This expense included the costs associated with ending a joint venture related to a warehouse operation that formerly served our Michigan stores and several independent customers. The warehouse is now operated by a third party that distributes our inventory to our Michigan stores. These expenses also included the transition costs related to one of our new warehouses, and one new warehouse facility operated by an unaffiliated entity that provides services to us. These costs included carrying costs of the facilities idled as a result of these new warehouses and the associated employee severance costs. The expenses described above included non-cash asset writedowns of $16 million and were included in merchandise costs, including warehouse and transportation. The remaining $25 million of expenses are summarized as follows:


                                                          Facility
                                              Employee     Carrying    Joint
         (in millions)                        Severance     Costs     Venture     Total
         -----------------------------        ---------   ---------   -------     -----
         Balance at December 27, 1997            $ -         $ -       $ -         $ -
           Expense                                11           9         5          25
           Payments                                7           3         5          15
                                                 ---         ---       ---         ---
         Balance at January 2, 1999                4           6       $ -          10
                                                                       ===
           Payments                                4           4                     8
                                                 ---         ---                   ---
         Balance at August 14, 1999              $ -         $ 2                   $ 2
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

SECOND QUARTER 1999 VS. SECOND QUARTER 1998; AND FIRST TWO QUARTERS 1999 VS. FIRST TWO QUARTERS 1998

Sales
-----

Adjusting for the change in our fiscal calendar and excluding sales from divested stores, total sales for the second quarter of 1999 increased 6.2% to $10.3 billion and total sales year-to-date increased 5.6% to $23.7 billion. Identical food stores sales, which includes stores in operation and not expanded or relocated for five quarters, grew 2.6%. Comparable stores sales, which include relocations and expansions, rose 3.6%. Identical and comparable sales exclude stores that changed names during the past year.

Merchandise Costs
-----------------

Merchandise costs include advertising, warehousing and transportation expenses. Merchandise costs, net of one-time items and LIFO, as a percent of sales were 73.7% in the second quarter of 1999 and 73.8% in the second quarter of 1998. On this same basis, year-to-date merchandise costs as a percent of sales were 73.7% in 1999 and 74.0% in 1998. Merchandise costs were affected positively by our strategic initiatives in coordinated purchasing, category management and operating improvements due to logistics and technology related efficiencies.

Operating, General and Administrative Expenses
----------------------------------------------

Operating, general and administrative expenses, net of one-time items, as a percent of sales were 18.1% in the second quarter of 1999 and 18.2% in the second quarter of 1998. No specific cost reduction caused the decline. On this same basis, year-to-date operating, general and administrative expenses as a percent of sales were 18.2% in 1999 and 18.2% in 1998.

Income Taxes
------------

The effective tax rate differs from the expected statutory rate primarily due to the effect of certain taxes and non-deductible goodwill. Goodwill amortization was $23 million in the second quarter of 1999 and $21 million in the second quarter of 1998. Year-to-date goodwill amortization was $53 million in 1999 and $43 million in 1998.

Net Earnings
------------

Earnings before extraordinary loss, excluding one-time items, were $202 million or $0.24 per diluted share in the second quarter of 1999. These results represent an increase of approximately 26% over estimated earnings before extraordinary loss of $0.19 per diluted share for the second quarter of 1998. On this same basis, year-to-date 1999 earnings before extraordinary loss were $433 million or $0.50 per diluted share. These results represent an increase of approximately 22% over estimated year-to-date 1998 earnings before extraordinary loss of $0.41 per diluted share. The prior year estimate includes the actual results, net of one-time items, of Fred Meyer and an estimate of Kroger's results, net of one-time items, to reflect the change to our new fiscal calendar.

EBITDA
------
Our Credit Agreement, Senior Credit Facility and the indentures underlying our publicly issued debt, contain various restrictive covenants. Many of these covenants are based on earnings before interest, taxes, depreciation, amortization, LIFO, extraordinary losses and one-time items or EBITDA. The ability to generate EBITDA at levels sufficient to satisfy the requirements of these agreements is a key measure of our financial strength. We do not intend to present EBITDA as an alternative to any generally accepted accounting principle measure of performance. Rather, we believe the presentation of EBITDA is important for understanding our performance compared to our debt covenants. The calculation of EBITDA is based on the definition contained in our Credit Agreement. This may be a different definition than other companies use. We were in compliance with all EBITDA-based Credit Agreement, Senior Credit Facility and indenture covenants on August 14, 1999.

The following is a summary of the calculation of EBITDA for the second quarters of 1999 and 1998 and for the first two quarters of 1999 and 1998.


                                                             2nd Quarter Ended       2 Quarters Ended
                                                          ----------------------  ---------------------
                                                          August 14,    June 13,  August 14,   June 13,
(in millions)                                                1999        1998        1999        1998
----------------------------------------------------      ----------  ----------  ----------   --------
Earnings before tax expense and extraordinary loss..        $ 106       $ 185      $  453       $  178
Interest............................................          148         155         347          319
Depreciation........................................          198         182         449          380
Goodwill amortization...............................           23          21          53           43
LIFO................................................            -           9          12           19
One-time items included in merchandise costs........           13          41          18          137
One-time items included in operating, general and
  administrative expenses...........................           17          11          17           12
Merger related costs................................          200          48         235          206
                                                            -----       -----      ------       ------

EBITDA..............................................        $ 705       $ 652      $1,584       $1,294
                                                            =====       =====      ======       ======


LIQUIDITY AND CAPITAL RESOURCES

Debt Management
---------------

We had several lines of credit totaling $4.0 billion, with $0.9 billion in unused balances at August 14, 1999. In addition, we had a $500 million synthetic lease credit facility and a $100 million money market line with unused balances of $109 million and $75 million, respectively, at August 14, 1999.

Net debt increased $204 million to $8.3 billion at the end of the second quarter of 1999 compared to $8.1 billion at the end of the second quarter of 1998. Net debt is defined as long-term debt, including capital leases and current portion thereof, less investments in debt securities and prefunded employee benefits.

Our merger with Fred Meyer changed the structure of our debt portfolio. As a result of this change all of our interest rate swap positions were terminated for a cost of $17 million.

Cash Flow
---------

We generated $1,215 million of cash from operating activities year-to-date 1999 compared to $1,006 million year-to-date 1998.

Investing activities used $837 million of cash year-to-date 1999 compared to $560 million year-to-date 1998. Capital expenditures increased $176 million year-to-date 1999 compared to $670 million year-to-date 1998.

Financing activities used $337 million of cash year-to-date 1999 compared to $401 million year-to-date 1998. Debt prepayment costs and new financing charges used $11 million of cash year-to-date 1999 compared to $92 million year-to-date 1998. The change in the balance of book overdrafts used $93 million of cash year-to-date 1999 compared to $77 million year-to-date 1998.

CAPITAL EXPENDITURES

Capital expenditures totaled $404 million in the second quarter of 1999 compared to $373 million in the second quarter of 1998. During the second quarter of 1999 we opened, acquired, expanded, or relocated 19 stores. We had 25 operational closings and completed 28 within the wall remodels. Square footage increased 4.1% excluding divested stores.

Year-to-date capital expenditures totaled $846 million compared to $669 million year-to-date 1998. Year- to-date we opened, acquired, expanded, or relocated 63 stores. We had 44 operational closings and completed 67 within the wall remodels.

EFFECT OF INFLATION

While we believe that some portion of the increase in sales is due to inflation, it is difficult to segregate and to measure the effects of inflation because of changes in the types of merchandise sold year-to-year and other pricing and competitive influences. By attempting to control costs and efficiently utilize resources, we strive to minimize the effects of inflation on operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard, as amended, is effective for fiscal years beginning after June 15, 2000. We have not yet determined the expected impact, if any, that the adoption of the standard will have on our financial statements.

OTHER ISSUES

On May 20, 1999, we announced a distribution in the nature of a two-for-one stock split, to shareholders of record of common stock on June 7, 1999. All share amounts prior to this date have been restated to reflect the split.

On January 6, 1999, we changed our fiscal year-end to the Saturday nearest January 31 of each year. This change is disclosed in our Current Report on Form 8-K dated January 15, 1999. Our first new fiscal year will end January 29, 2000. It includes a 16-week first quarter ending May 22, 1999, and 12-week second, third and fourth quarters ending August 14, 1999, November 6, 1999 and January 29, 2000, respectively. We filed separate audited financial statements covering the transition period from January 3, 1999 through January 30, 1999 on a Current Report of Form 8-K dated May 10, 1999. These financial statements include Kroger and its consolidated subsidiaries before the merger with Fred Meyer.

We are a 50% owner of Santee Dairies, L.L.C. ("Santee") and have a 10 year product supply agreement with Santee that requires us to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became excess capacity and a duplicate facility. We are currently engaged in efforts to dispose of our interest in Santee which may result in a loss.

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

    - We expect to continue capital spending in technology focusing on improved store operations, logistics, manufacturing, procurement, category management, merchandising and distribution practices, which should continue to reduce merchandising costs as a percent of sales.

    -    We expect to reduce working capital over the next 2 years.

    - Our earnings per share target is a 16%-18% average annual increase over the next three years effective with the year 2000.

    - We expect capital expenditures for the year to total $1.5-$1.6 billion, net of acquisitions, compared to $1.6 billion during 1998. Capital expenditures reflect Kroger's strategy of growth through expansion and acquisition as well as our emphasis, whenever possible, on self-development and ownership of store real estate, and on logistics and technology improvements.

    - We are dependent on computer hardware, software, systems and processes ("IT Systems") and non- information technology systems such as telephones, clocks, scales and refrigeration controllers, and other equipment containing embedded microprocessor technology ("Non-IT Systems"). These systems are used in several critical operating areas including store and distribution operations, product merchandising and procurement, manufacturing plant operations, inventory and labor management, and accounting and administrative systems.

    - We expect to achieve $225 million in synergy savings over the next three years as a result of our merger. We project the timing of the annual savings by fiscal year to be as follows: $40 million in 1999, $115 million in 2000, $190 million in 2001, and $225 million in 2002 and beyond.

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

We have developed a plan to assess and update our IT Systems and Non-IT Systems for year 2000 compliance requirements and provide for continued functionality. The plan consists of three major phases:

    1) create an inventory of systems subject to the year 2000 problem and assess the scope of the problem as it relates to those systems

    2) remediate any year 2000 problems

    3) test and implement systems subsequent to remediation

       The chart below shows the estimated completion status of each of these phases expressed as a percent of completion as of August 14, 1999.

       Phase                        1         2         3
       ----------------           ----      ----      ----
       IT Systems                  97%       94%       73%
       Non-IT Systems              99%       95%       91%

Phase 1 was completed for all critical business systems as of August 14, 1999. We expect to complete Phase 1 for the systems that are not critical to our business by the end of the third quarter. Phases 2 and 3 are expected to be completed by late 1999. However, our ability to timely execute our plan may be adversely affected by a variety of factors, some of which are beyond our control, including the potential for unseen implementation problems, delays in the delivery of products, or inefficiencies in store operations resulting from loss of power or communication links between stores, distribution centers, and headquarters.

Critical business partners have been contacted for their status on year 2000 readiness. Based on our assessment of their responses, we believe that the majority of our business partners are taking action for year 2000 readiness. Notwithstanding the substantial efforts by us and our key business partners, we could potentially experience disruptions to some aspects of our various activities and operations. Consequently, in conjunction with the plan, we are formulating contingency plans for critical functions and processes, which may be implemented to minimize the risk of interruption to our business in the event of a year 2000 occurrence.

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

The total estimated cost for the project, over a four year period, is $48 million. This cost is being funded through operating cash flow. This represents an immaterial part of our information technology budget over the period. Costs incurred to date totaled $38 million at August 14, 1999. Of the remaining $10 million to be spent, approximately 15% relates to non-business critical hardware and software needs, 50% relates to the development and implementation of contingency plans, and the remaining 35% relates primarily to the completion of testing and implementation subsequent to remediation.

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

                  EXHIBIT 27.1 - Financial Data Schedule.

                  EXHIBIT 27.2 - Financial Data Schedule.

                  EXHIBIT 27.3 - Financial Data Schedule.

                  EXHIBIT 99.1 - Additional Exhibits - Statement of Computation
                                 of Ratio of Earnings to Fixed Charges.


         (b) The Company disclosed and filed amendments to its audited supplemental pooled financials in its Current Report on Form 8-K dated May 28, 1999, as amended; its earnings release for the first quarter 1999 in its Current Report on Form 8-K dated June 17, 1999; accountant consents in its Current Report on Form 8-K dated June 23, 1999; its release announcing completion of a debt offering in its Current Report on Form 8-K dated June 25, 1999; and its sales, net earnings, and diluted net earnings per share for the 21 weeks ended June 26, 1999, in its Current Report on Form 8-K dated July 20, 1999.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE KROGER CO.


Dated: September 28, 1999                         By:  /s/ Joseph A. Pichler
                                                   --------------------------
                                                     Joseph A. Pichler
                                                     Chairman of the Board and
                                                     Chief Executive Officer



Dated: September 28, 1999                         By: /s/ J. Michael Schlotman
                                                     -------------------------
                                                     J. Michael Schlotman
                                                     Vice President and
                                                     Corporate Controller