Form 10-Q
period 1999-11-06
KROGER CO
filed 1999-12-20
CIK 56873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 6, 1999 or

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

Yes   X        No      .
    -----         -----

There were 834,337,245 shares of Common Stock ($1 par value) outstanding as of December 6, 1999.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited information included in the consolidated financial statements for the third quarter and three quarters ended November 6, 1999 include the results of operations of the Company for the 12 week quarter and 40 week period ended November 6, 1999. The information for the quarter ended October 3, 1998 includes the results of operations of The Kroger Co. for the 16 week quarter ended October 3, 1998, its wholly-owned subsidiary Dillon Companies, Inc. ("Dillon") for the 13 week quarter ended September 26, 1998, and its wholly-owned subsidiary Fred Meyer, Inc. ("Fred Meyer") for the 12 week quarter ended November 7, 1998. The information for the three quarters ended October 3, 1998 includes the results of operations of The Kroger Co. for the 40 week period ended October 3, 1998, Dillon for the 39 week period ended September 26, 1998, and Fred Meyer for the 40 week period ended November 7, 1998. It was not practicable to recast the 1998 quarterly amounts for The Kroger Co. or Dillon to conform to the quarterly reporting periods of The Kroger Co.'s newly adopted fiscal year. Because of these differing periods, 1999 results cannot be directly compared to 1998 results. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.


                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                3rd Quarter Ended           3 Quarters Ended
                                                               November 6, October 3,  November 6,  October 3,
                                                               ----------------------  -----------------------
                                                                   1999       1998         1999        1998
                                                               ----------- ----------  -----------  ----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 10,329    $11,501      $34,111    $ 31,877
Merchandise costs, including warehousing and transportation .       7,606      8,552       25,158      23,785
                                                                 --------    -------      -------    --------
  Gross profit. . . . . . . . . . . . . . . . . . . . . . . .       2,723      2,949        8,953       8,092
Operating, general and administrative . . . . . . . . . . . .       1,889      2,105        6,240       5,819
Rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         156        165          498         467
Depreciation and amortization . . . . . . . . . . . . . . . .         221        223          723         646
Merger related costs. . . . . . . . . . . . . . . . . . . . .          69         31          304         238
                                                                 --------    -------      -------    --------
  Operating profit. . . . . . . . . . . . . . . . . . . . . .         388        425        1,188         922

Interest expense. . . . . . . . . . . . . . . . . . . . . . .         148        170          495         489
                                                                 --------    -------      -------    --------
  Earnings before income tax expense and extraordinary loss .         240        255          693         433

Tax expense . . . . . . . . . . . . . . . . . . . . . . . . .         111        104          301         202
                                                                 --------    -------      -------    --------
  Earnings before extraordinary loss. . . . . . . . . . . . .         129        151          392         231
Extraordinary loss, net of income tax benefit . . . . . . . .           -         (7)         (10)       (228)
                                                                 --------    -------      -------    --------
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . .    $    129    $   144      $   382    $      3
                                                                 ========    =======      =======    ========

Basic earnings per common share:
  Earnings before extraordinary loss. . . . . . . . . . . . .      $ 0.16     $ 0.18      $  0.47    $   0.28
  Extraordinary loss. . . . . . . . . . . . . . . . . . . . .           -      (0.01)       (0.01)      (0.28)
                                                                   ------     ------      -------    --------
     Net earnings . . . . . . . . . . . . . . . . . . . . . .      $ 0.16     $ 0.17      $  0.46    $      -
                                                                   ======     ======      =======    ========

Average number of common shares used in basic calculation . .         832        821          829         813

Diluted earnings per common share:
  Earnings before extraordinary loss. . . . . . . . . . . . .      $ 0.15     $ 0.18      $  0.46    $   0.27
  Extraordinary loss. . . . . . . . . . . . . . . . . . . . .           -      (0.01)       (0.01)      (0.27)
                                                                   ------     ------      -------    --------
     Net earnings . . . . . . . . . . . . . . . . . . . . . .      $ 0.15     $ 0.17      $  0.45    $      -
                                                                   ======     ======      =======    ========

Average number of common shares used in diluted calculation .         857        855          860         848




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                November 6,   January 2,
                                                                   1999          1999
                                                                -----------   ----------

ASSETS
Current assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .         $   283       $   299
  Receivables . . . . . . . . . . . . . . . . . . . . . .             620           587
  Inventories . . . . . . . . . . . . . . . . . . . . . .           4,276         3,493
  Prepaid and other current assets. . . . . . . . . . . .             418           692
                                                                  -------       -------
      Total current assets. . . . . . . . . . . . . . . .           5,597         5,071

Property, plant and equipment, net. . . . . . . . . . . .           8,058         7,220
Goodwill, net . . . . . . . . . . . . . . . . . . . . . .           3,800         3,847
Other assets. . . . . . . . . . . . . . . . . . . . . . .             483           503
                                                                  -------       -------
      Total Assets. . . . . . . . . . . . . . . . . . . .         $17,938       $16,641
                                                                  =======       =======

LIABILITIES
Current liabilities
  Current portion of long-term debt . . . . . . . . . . .         $   530       $   311
  Accounts payable. . . . . . . . . . . . . . . . . . . .           3,292         2,926
  Salaries and wages. . . . . . . . . . . . . . . . . . .             673           639
  Other current liabilities . . . . . . . . . . . . . . .           1,804         1,574
                                                                  -------       -------
      Total current liabilities . . . . . . . . . . . . .           6,299         5,450

Long-term debt. . . . . . . . . . . . . . . . . . . . . .           7,863         7,848
Other long-term liabilities . . . . . . . . . . . . . . .           1,368         1,426
                                                                  -------       -------
      Total Liabilities . . . . . . . . . . . . . . . . .          15,530        14,724
                                                                  -------       -------

SHAREOWNERS' EQUITY
Preferred stock, $100 par, 5 million shares
  authorized and unissued . . . . . . . . . . . . . . . .               -             -
Common stock, $1 par, 1 billion shares
  authorized: 884 million shares issued in 1999 and
  876 million shares issued in 1998 . . . . . . . . . . .             884           876
Additional paid-in capital. . . . . . . . . . . . . . . .           1,986         1,913
Accumulated deficit . . . . . . . . . . . . . . . . . . .             (12)         (421)
Common stock in treasury, at cost; 50 million shares. . .            (450)         (451)
                                                                  -------       -------
    Total Shareowners' Equity                                       2,408         1,917
                                                                  -------       -------
    Total Liabilities and Shareowners' Equity . . . . . .         $17,938       $16,641
                                                                  =======       =======




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                          3 Quarters Ended
                                                                    ----------------------------
                                                                    November 6,       October 3,
                                                                        1999              1998
                                                                    ----------         ---------
Cash Flows From Operating Activities:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . .      $   382          $    3
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Extraordinary loss . . . . . . . . . . . . . . . . . . . . .           10             229
     Depreciation . . . . . . . . . . . . . . . . . . . . . . . .          647             580
     Goodwill amortization. . . . . . . . . . . . . . . . . . . .           76              66
     Deferred income taxes. . . . . . . . . . . . . . . . . . . .          106             (13)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .           (8)             93
     Changes in operating assets and liabilities net of effects from acquisitions of businesses:
         Inventories. . . . . . . . . . . . . . . . . . . . . . .         (665)            (38)
         Receivables. . . . . . . . . . . . . . . . . . . . . . .          (75)             14
         Accounts payable . . . . . . . . . . . . . . . . . . . .          471             219
         Other. . . . . . . . . . . . . . . . . . . . . . . . . .          367             312
                                                                       -------          ------
           Net cash provided by operating activities. . . . . . .        1,311           1,465
                                                                       -------          ------
Cash Flows From Investing Activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .       (1,470)         (1,164)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .          101              64
  Payments for acquisitions, net of cash acquired . . . . . . . .            -            (107)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (33)           (106)
                                                                       -------          ------
           Net cash used by investing activities. . . . . . . . .       (1,402)         (1,313)
                                                                       -------          ------

Cash Flows From Financing Activities:
  Proceeds from issuance of long-term debt. . . . . . . . . . . .        1,718           5,140
  Reductions in long-term debt. . . . . . . . . . . . . . . . . .       (1,600)         (4,663)
  Debt prepayment costs . . . . . . . . . . . . . . . . . . . . .           (2)           (312)
  Financing charges incurred. . . . . . . . . . . . . . . . . . .          (10)            (99)
  Decrease in book overdrafts . . . . . . . . . . . . . . . . . .          (58)           (118)
  Proceeds from issuance of capital stock . . . . . . . . . . . .           63             102
  Treasury stock purchases. . . . . . . . . . . . . . . . . . . .            -            (122)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -              (2)
                                                                       -------          ------
           Net cash provided (used) by financing activities . . .          111             (74)
                                                                       -------          ------

Net increase in cash and temporary cash investments . . . . . . .           20              78
Cash and temporary cash investments:
    Beginning of year . . . . . . . . . . . . . . . . . . . . . .          263             183
                                                                       -------          ------
    End of year . . . . . . . . . . . . . . . . . . . . . . . . .      $   283          $  261
                                                                       =======          ======
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest. . . . . . . . . . . .      $   425          $  497
    Cash paid during the year for income taxes. . . . . . . . . .           75             149
    Non-cash changes related to purchase acquisitions:
      Fair value of assets acquired . . . . . . . . . . . . . . .            -           2,166
      Goodwill recorded . . . . . . . . . . . . . . . . . . . . .            -           2,397
      Value of stock issued . . . . . . . . . . . . . . . . . . .            -            (653)
      Liabilities assumed . . . . . . . . . . . . . . . . . . . .            -          (3,737)

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

         The accompanying financial statements include the consolidated accounts of The Kroger Co. and its subsidiaries ("Kroger"), including Fred Meyer, Inc. and its subsidiaries ("Fred Meyer") which were merged with Kroger on May 27, 1999 (see note 2). The year-end condensed balance sheet includes Kroger's January 2, 1999 balance sheet combined with Fred Meyer's January 30, 1999 balance sheet. Amounts included in the consolidated financial statements for the third quarter and three quarters ended November 6, 1999 include the results of operations of the Company for the 12 week quarter and 40 week period ended November 6, 1999. The information for the quarter ended October 3, 1998 includes the results of operations of The Kroger Co. for the 16 week quarter ended October 3, 1998, its wholly-owned subsidiary Dillon Companies, Inc. ("Dillon") for the 13 week quarter ended September 26, 1998, and its wholly-owned subsidiary Fred Meyer for the 12 week quarter ended November 7, 1998. The information for the three quarters ended October 3, 1998 includes the results of operations of The Kroger Co. for the 40 week period ended October 3, 1998, Dillon for the 39 week period ended September 26, 1998, and Fred Meyer for the 40 week period ended November 7, 1998. It was not practicable to recast the 1998 quarterly amounts for The Kroger Co. or Dillon to conform to the quarterly reporting periods of The Kroger Co.'s newly adopted fiscal year. Because of these differing periods, 1999 results cannot be directly compared to 1998 results. Significant intercompany transactions and balances have been eliminated. References to the "Company" in these consolidated financial statements mean the consolidated company.

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

         In conjunction with purchase acquisitions, the Company accrued certain costs associated with closing and divesting of certain acquired facilities and severance payments to terminate employees of the acquired companies. The following table presents the activity in the Company's accrued purchase liabilities:

                                               Facility
                                               Closure         Employee
         (in millions)                          Costs          Severance       Total
         -----------------------------         --------        ---------      -------
         Balance at December 27, 1997           $  19            $   8         $  27
           Additions                              122               22           144
           Payments                               (13)              (2)          (15)
           Adjustments to severance accrual         -               (3)           (3)
                                                -----            -----         -----
         Balance at January 2, 1999               128               25           153
           Payments                                (3)              (7)          (10)
                                                -----            -----         -----
         Balance at November 6, 1999            $ 125            $  18         $ 143
                                                =====            =====         =====

         FACILITY CLOSURE COSTS
         ----------------------

         The Company acquired certain idle facilities in its purchase acquisitions including 63 closed stores, four closed warehouses and one vacant parcel all of which are leased. The Company also acquired 16 stores that the California Attorney General required to be divested and 17 stores that were duplicate facilities. Divestitures of 15 stores have been completed and 10 of the duplicate facilities have been closed. The remaining 7 duplicate stores are expected to close by the end of 1999. Facility closure costs accrued include obligations for future contractual lease payments, net of sublease income, and closure costs.

         EMPLOYEE SEVERANCE
         ------------------

         Employee severance relates to 46 employees that have been terminated and 51 employees that will be terminated in the future. Under severance agreements, the severance will be paid over a period not to exceed three years following the date of termination.


3.       MERGER RELATED COSTS
         --------------------

         The Company is in the process of implementing its integration plan relating to recent mergers. The integration plan includes distribution consolidation, systems integration, store conversions, transaction costs, store closures, and administration integration. The following table presents the components of the merger related costs:


                                                    3rd Quarter Ended           3 Quarters Ended
                                               --------------------------    -----------------------
                                               November 6,     October 3,    November 6,  October 3,
         (in millions)                            1999           1998           1999         1998
         ----------------------------------    -----------    -----------    -----------  ----------
         CHARGES RECORDED AS CASH EXPENDED
           Distribution consolidation             $  14          $  -         $  24        $   14
           Systems integration                       22            13            65            32
           Store conversions                         21             6            43            42
           Transaction costs                          4             1            91            33
           Administration integration                 6             4            19            11
                                                  -----          ----         -----        ------
                                                     67            24           242           132
         NONCASH ASSET WRITE-DOWN
           Distribution consolidation                 -             -             -            29
           Systems integration                        -             2             3            23
           Store closures                             -             -             3            25
           Administration integration                 1             -            14             3
                                                  -----          ----         -----        ------
                                                      1             2            20            80
         ACCRUED CHARGES
           Distribution consolidation                 -             -             5             -
           Systems integration                        -             -             -             1
           Transaction costs                          -             2             -             6
           Store closures                             1             -             5             7
           Administration integration                 -             3            32            12
                                                  -----          ----         -----        ------
                                                      1             5            42            26
                                                  -----          ----         -----        ------
         Total merger related costs               $  69          $ 31         $ 304        $  238
                                                  =====          ====         =====        ======

         TOTAL CHARGES
           Distribution consolidation             $  14          $  -         $  29        $   43
           Systems integration                       22            15            68            56
           Store conversions                         21             6            43            42
           Transaction costs                          4             3            91            39
           Store closures                             1             -             8            32
           Administration integration                 7             7            65            26
                                                  -----          ----         -----        ------
         Total merger related costs               $  69          $ 31         $ 304        $  238
                                                  =====          ====         =====        ======

         Distribution Consolidation
         --------------------------

         Represents costs to consolidate manufacturing and distribution operations and eliminate duplicate facilities. Third quarter 1999 Tolleson warehouse expenses of $14 million were recorded as the cash was expended. Severance costs of $5 million were accrued year-to-date 1999 for distribution employees in Phoenix. The year-to-date 1998 costs include a $29 million write-down to estimated net realizable value for a distribution center in Southern California. The facility is held for sale. The year-to-date 1998 costs also include $13 million for incremental labor incurred during the closing of the distribution center and other incremental costs incurred as a part of the realignment of the Company's distribution system.

         Systems Integration
         -------------------

         Represents the costs of integrating systems and the related conversion of all corporate office and store systems. Charges recorded as cash was expended totaled $22 million and $13 million in the third quarter of 1999 and 1998, respectively, and $65 million and $32 million year-to-date 1999 and 1998, respectively. These costs represent incremental operating costs, principally labor, during the conversion process, payments to third parties and training costs. The year-to-date 1998 costs include a $19 million write-down of computer equipment and related software that have been abandoned and $2 million of depreciation associated with computer equipment which is being written off over 18 months at which time it will be abandoned.

         Store Conversions
         -----------------

         Includes the cost to convert store banners. All costs represented incremental cash expenditures for advertising and promotions to establish the banner, changing store signage, labor required to remerchandise the store inventory and other services which were expensed as incurred.

         Transaction Costs
         -----------------

         Represents fees paid to outside parties, employee bonuses that were contingent upon the completion of the mergers, and an employee stay bonus program. The Company incurred costs totaling $4 million and $1 million in the third quarter of 1999 and 1998, respectively, and $91 million and $33 million year-to-date 1999 and 1998, respectively, related to fees and employee bonuses recorded as the cash was expended. All accrued amounts relate to the employee stay bonus program.

         Store Closures
         --------------

         Includes the costs to close stores identified as duplicate facilities and to sell stores pursuant to settlement agreements. Year-to-date 1999 costs of $5 million were accrued to close seven stores identified as duplicate facilities and to sell three stores pursuant to a settlement with the Federal Trade Commission ("FTC Stores"). Included in the year-to-date 1998 were costs to close four stores identified as duplicate facilities and to sell three stores pursuant to a settlement agreement with the State of California ("AG Stores"). The asset write-down of $25 million year-to-date 1998 relates to the AG Stores. Termination costs totaling $7 million were accrued year-to-date 1998.

         Administration Integration
         --------------------------

         Includes labor and severance costs, charitable contributions, and costs to conform accounting policies. Year-to-date 1999 the Company accrued $12 million for severance costs and $20 million in connection with the Fred Meyer merger for charitable contributions that will be made to a foundation.

         The following table presents the activity in the reserve accounts.

                                                        Lease
         (in millions)                         Other    Obligation   Severance    Total
         ----------------------------         -------   ----------   ---------   -------
         Balance at December 27, 1997          $  -       $  -         $  -       $  -
           Expense                                6          7           13         26
           Payments                              (6)        (2)          (8)       (16)
                                               ----       ----         ----       ----
         Balance at January 2, 1999               -          5            5         10
           Expense                               20          4           17         41
           Payments                               -         (2)         (10)       (12)
                                               ----       ----         ----       ----
         Balance at November 6, 1999           $ 20       $  7         $ 12       $ 39
                                               ====       ====         ====       ====

         Severance
         ---------

         Relates to administrative, systems, and distribution employees. All of the employees have been terminated or notified of their terminations. Under severance agreements, the amounts of severance will be paid over a period following the date of termination.

         Lease Obligation
         ----------------

         The lease obligation represents future contractual lease payments on a closed store and several AG Stores and FTC Stores over the expected holding period, net of any sublease income. The Company is actively marketing the stores to potential buyers and sub-lease tenants.

         Other
         -----

         The 1998 costs represent amounts that were paid under a stay bonus program in the fourth quarter of 1998. The Company accrued $20 million in 1999 in connection with the Fred Meyer merger for charitable contributions that will be made to a foundation.

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

                                                         Facility
                                              Employee   Carrying    Joint
         (in millions)                        Severance    Costs     Venture      Total
--------------------------------------        ---------  --------    -------      -----
         Balance at December 27, 1997            $ -         $ -       $ -         $ -
           Expense                                11           9         5          25
           Payments                               (7)         (3)       (5)        (15)
                                                 ---         ---       ---         ---
         Balance at January 2, 1999                4           6       $ -          10
                                                                       ===
           Payments                               (4)         (4)                   (8)
                                                 ---         ---                   ---
         Balance at November 6, 1999             $ -         $ 2                   $ 2
                                                 ===         ===                   ===

         The carrying costs of the idled warehouse facilities will be paid through 2001.

         Additionally, in the second quarter of 1998, the Company incurred one-time expenses of $12 million associated with accounting, data and operations consolidations in Texas. These included the cost of closing eight stores and relocating the remaining Dallas office employees to a smaller facility. These expenses, which included non-cash asset writedowns of $2 million, were included in operating, general and administrative expenses. Cash expenses paid to date are $3 million and the remaining accrual of $7 million at November 6, 1999 represents estimated rent or lease termination costs that will be paid on closed stores through 2013.


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


                                            For the quarter ended        For the quarter ended
                                              November 6, 1999              October 3, 1998
                                        ----------------------------   -------------------------
                                         Income     Shares    Per      Income    Shares    Per
                                        (Numer-    (Denomi-   Share   (Numer-   (Denomi-   Share
                                          ator)     nator)   Amount     ator)     nator)  Amount
                                        -------    --------   -----   -------   --------   -----
                                                (in millions, except per share amounts)
                                        --------------------------------------------------------
         Basic earnings per
           common share . . . . . . .      $129       832    $0.16     $ 151       821    $ 0.18

         Dilutive effect of stock
         options and warrants . . . .         -        25                  -        34
                                           ----     -----              -----     -----

         Diluted earnings per
           common share . . . . . . .      $129       857    $0.15     $ 151       855    $ 0.18
                                           ====     =====              =====     =====

                                         For the 3 quarters ended      For the 3 quarters ended
                                             November 6, 1999              October 3, 1998
                                        ---------------------------   --------------------------
                                         Income     Shares    Per      Income    Shares    Per
                                        (Numer-    (Denomi-   Share   (Numer-   (Denomi-   Share
                                          ator)     nator)   Amount     ator)     nator)  Amount
                                        -------    --------   -----   -------   --------   -----
                                                (in millions, except per share amounts)
                                        --------------------------------------------------------
         Basic earnings per
           common share . . . . . . .      $392       829    $0.47     $ 231       813    $ 0.28

         Dilutive effect of stock
         options and warrants . . .           -        31                  -        35
                                           ----     -----              -----     -----

         Diluted earnings per
           common share . . . . . . .      $392       860    $0.46     $ 231       848    $ 0.27
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

10.      RECENTLY ISSUED ACCOUNTING STANDARDS
         ------------------------------------

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard, as amended, is effective for fiscal years beginning after June 15, 2000. Given current activities, the Company expects that the adoption of the standard will not have a material impact on the financial statements.

11.      GUARANTOR SUBSIDIARIES
         ----------------------

         Certain of the Company's Senior Notes and Senior Subordinated Notes (the "Guaranteed Notes") are jointly and severally, fully and unconditionally guaranteed by certain Kroger subsidiaries (the "Guarantor Subsidiaries"). At November 6, 1999 a total of approximately $4.8 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of Kroger. Separate financial statements of Kroger and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

         The following tables present summarized financial information as of November 6, 1999 and for the three quarters ended November 6, 1999 and October 3, 1998. For the summarized financial information as of November 6, 1999 and for the three quarters then ended, the Kroger column includes approximately $3.1 billion of debt issued by Fred Meyer that has been jointly and severally guaranteed by Kroger. As a result, this amount is not also included in the Guarantor Subsidiaries column.

         SUMMARIZED FINANCIAL INFORMATION AS OF NOVEMBER 6, 1999 AND FOR THE THREE QUARTERS THEN ENDED:

                                                         Guarantor
         (in millions of dollars)           Kroger      Subsidiaries     Eliminations      Consolidated
         ------------------------------   ----------   --------------  ----------------   --------------
         Current assets                   $    724      $   4,873         $      -          $    5,597
         Non-current assets                 11,156         10,838           (9,653)             12,341
         Current liabilities                 1,437          4,862                -               6,299
         Non-current liabilities             8,035          1,196                -               9,231

         Sales                               7,062         27,520             (471)             34,111
         Gross profit                        1,491          7,500              (38)              8,953
         Operating profit                      (22)         1,210                -               1,188
         Net earnings                          382            691             (691)                382

         SUMMARIZED FINANCIAL INFORMATION FOR THE THREE QUARTERS ENDED OCTOBER 3, 1998:

                                                         Guarantor
         (in millions of dollars)           Kroger      Subsidiaries     Eliminations      Consolidated
         ------------------------------   ----------   --------------  ----------------   --------------
         Sales                            $  7,273      $  25,076         $    (472)        $   31,877
         Gross profit                        1,402          6,762               (72)             8,092
         Operating profit                       72            850                 -                922
         Net earnings                            3             61               (61)                 3

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for the third quarter and first three quarters of 1999 compared to the third quarter and first three quarters of 1998. Amounts included in the consolidated financial statements for the third quarter and three quarters ended November 6, 1999 include the results of operations of the Company for the 12 week quarter and 40 week period ended November 6, 1999. The information for the quarter ended October 3, 1998 includes the results of operations of The Kroger Co. for the 16 week quarter ended October 3, 1998, its wholly-owned subsidiary Dillon Companies, Inc. ("Dillon") for the 13 week quarter ended September 26, 1998, and its wholly-owned subsidiary Fred Meyer, Inc. ("Fred Meyer") for the 12 week quarter ended November 7, 1998. The information for the three quarters ended October 3, 1998, includes the results of operations of The Kroger Co. for the 40 week period ended October 3, 1998, Dillon for the 39 week period ended September 26, 1998 and Fred Meyer for the 40 week period ended November 7, 1998. It was not practicable to recast the 1998 quarterly amounts for The Kroger Co. or Dillon to conform to the quarterly reporting periods of Kroger's newly adopted fiscal year. Because of these differing periods, 1999 results cannot be directly compared to 1998 results.

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

MERGER RELATED COSTS

We are in the process of implementing our integration plan relating to recent mergers. The integration plan includes distribution consolidation, systems integration, store conversions, transaction costs, store closures, and administration integration. The following table presents the components of the merger related costs:

                                                    3rd Quarter Ended         3 Quarters Ended
                                                 ----------------------   -----------------------
                                                 November 6, October 3,   November 6,  October 3,
         (in millions)                               1999       1998         1999         1998
         ---------------------------------       ----------- ----------   -----------  ----------
         CHARGES RECORDED AS CASH EXPENDED
           Distribution consolidation               $   14     $   -        $   24     $  14
           Systems integration                          22        13            65        32
           Store conversions                            21         6            43        42
           Transaction costs                             4         1            91        33
           Administration integration                    6         4            19        11
                                                    ------     -----        ------     -----
                                                        67        24           242       132

         NONCASH ASSET WRITE-DOWN
           Distribution consolidation                    -         -             -        29
           Systems integration                           -         2             3        23
           Store closures                                -         -             3        25
           Administration integration                    1         -            14         3
                                                    ------     -----        ------     -----
                                                         1         2            20        80

         ACCRUED CHARGES
           Distribution consolidation                    -         -             5         -
           Systems integration                           -         -             -         1
           Transaction costs                             -         2             -         6
           Store closures                                1         -             5         7
           Administration integration                    -         3            32        12
                                                    ------     -----        ------     -----
                                                         1         5            42        26
                                                    ------     -----        ------     -----
         Total merger related costs                 $   69     $  31        $  304     $ 238
                                                    ======     =====        ======     =====

         TOTAL CHARGES
           Distribution consolidation               $   14     $   -        $   29     $  43
           Systems integration                          22        15            68        56
           Store conversions                            21         6            43        42
           Transaction costs                             4         3            91        39
           Store closures                                1         -             8        32
           Administration integration                    7         7            65        26
                                                    ------     -----        ------     -----

         Total merger related costs                 $   69     $  31        $  304     $ 238
                                                    ======     =====        ======     =====


Distribution Consolidation
--------------------------

Represents costs to consolidate manufacturing and distribution operations and eliminate duplicate facilities. Third quarter 1999 Tolleson warehouse expenses of $14 million were recorded as the cash was expended. Severance costs of $5 million were accrued year-to-date 1999 for distribution employees in Phoenix. The year-to-date 1998 costs include a $29 million write-down to estimated net realizable value for a distribution center in Southern California. The facility is held for sale. The year-to-date 1998 costs also include $13 million for incremental labor incurred during the closing of the distribution center and other incremental costs incurred as a part of the realignment of our distribution system.




Systems Integration
-------------------

Represents the costs of integrating systems and the related conversion of all corporate office and store systems. Charges recorded as cash was expended totaled $22 million and $13 million in the third quarter of 1999 and 1998, respectively, and $65 million and $32 million year-to-date 1999 and 1998, respectively. These costs represent incremental operating costs, principally labor, during the conversion process, payments to third parties and training costs. The year-to-date 1998 costs include a $19 million write-down of computer equipment and related software that have been abandoned and $2 million of depreciation associated with computer equipment which is being written off over 18 months at which time it will be abandoned.

Store Conversions
-----------------

Includes the cost to convert store banners. All costs represented incremental cash expenditures for advertising and promotions to establish the banner, changing store signage, labor required to remerchandise the store inventory and other services which were expensed as incurred.

Transaction Costs
-----------------

Represents fees paid to outside parties, employee bonuses that were contingent upon the completion of the mergers, and an employee stay bonus program. The Company incurred costs totaling $4 million and $1 million in the third quarter of 1999 and 1998, respectively, and $91 million and $33 million year-to-date 1999 and 1998, respectively, related to fees and employee bonuses recorded as the cash was expended. All accrued amounts relate to the employee stay bonus program.

Store Closures
--------------

Includes the costs to close stores identified as duplicate facilities and to sell stores pursuant to settlement agreements. Year-to-date 1999 costs of $5 million were accrued to close seven stores identified as duplicate facilities and to sell three stores pursuant to a settlement with the Federal Trade Commission ("FTC Stores"). Included in the year-to-date 1998 were costs to close four stores identified as duplicate facilities and to sell three stores pursuant to a settlement agreement with the State of California ("AG Stores"). The asset write-down of $25 million year-to-date 1998 relates to the AG Stores. Termination costs totaling $7 million were accrued year-to-date 1998.

Administration Integration
--------------------------

Includes labor and severance costs, charitable contributions, and costs to conform accounting policies. Year-to-date 1999 we accrued $12 million for severance costs and $20 million in connection with the Fred Meyer merger for charitable contributions that will be made to a foundation.

The following table presents the activity in the reserve accounts.

                                                        Lease
         (in millions)                         Other    Obligation     Severance       Total
         ----------------------------         -------   ----------   --------------   -------
         Balance at December 27, 1997           $ -        $ -            $ -           $ -
           Expense                                6          7             13            26
           Payments                              (6)        (2)            (8)          (16)
                                                ---        ---            ---           ---
         Balance at January 2, 1999               -          5              5            10
           Expense                               20          4             17            41
           Payments                               -         (2)           (10)          (12)
                                                ---        ---            ---           ---
         Balance at November 6, 1999            $20        $ 7            $12           $39
                                                ===        ===            ===           ===

Severance
---------

Relates to administrative, systems, and distribution employees. All of the employees have been terminated or notified of their terminations. Under severance agreements, the amounts of severance will be paid over a period following the date of termination.

Lease Obligation
----------------

The lease obligation represent future contractual lease payments on a closed store and several AG Stores and FTC Stores over the expected holding period, net of any sublease income. The Company is actively marketing the stores to potential buyers and sub-lease tenants.

Other
-----

The 1998 costs represent amounts that were paid under a stay bonus program in the fourth quarter of 1998. The Company accrued $20 million in 1999 in connection with the Fred Meyer merger for charitable contributions that will be made to a foundation.

In addition to the merger related costs mentioned above, we incurred costs related to the merger of $18 million in the third quarter of 1999, $3 million in the third quarter of 1998, $36 million for the first three quarters of 1999 and $7 million for the first three quarters of 1998. These costs related to inventory adjustments to inventory made obsolete or marked down for liquidation as a result of the store integration program. These costs were reported in merchandise costs. We also incurred incremental labor costs of $6 million in the third quarter of 1999 and costs from unwinding specific interest rate swap contracts of $17 million in the second quarter of 1999. These costs were reported as operating, general and administrative expenses.

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

                                                        Facility
                                             Employee   Carrying    Joint
         (in millions)                       Severance    Costs     Venture      Total
         ----------------------------        ---------  --------    -------      -----
         Balance at December 27, 1997            $ -         $ -       $ -         $ -
           Expense                                11           9         5          25
           Payments                               (7)         (3)       (5)        (15)
                                                 ---         ---       ---         ---
         Balance at January 2, 1999                4           6       $ -          10
                                                                       ===
           Payments                               (4)         (4)                   (8)
                                                 ---         ---                   ---
         Balance at November 6, 1999             $ -         $ 2                   $ 2
                                                 ===         ===                   ===

The carrying costs of the idled warehouse facilities will be paid through 2001.

Additionally, in the second quarter of 1998, we incurred one-time expenses of $12 million associated with accounting, data and operations consolidations in Texas. These included the cost of closing eight stores and relocating the remaining Dallas office employees to a smaller facility. These expenses, which included non-cash asset writedowns of $2 million, were included in operating, general and administrative expenses. Cash expenses paid to date are $3 million and the remaining accrual of $7 million at November 6, 1999 represents estimated rent or lease termination costs that will be paid on closed stores through 2013.

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

THIRD QUARTER 1999 VS. THIRD QUARTER 1998; AND FIRST THREE QUARTERS 1999 VS. FIRST THREE QUARTERS 1998.

Sales
-----

Adjusting for the change in our fiscal calendar and excluding sales from divested stores, total sales for the third quarter of 1999 increased 6.6% to $10.3 billion and total sales year-to-date increased 5.7% to $34.0 billion. Identical food stores sales, which include stores in operation and not expanded or relocated for five quarters, grew 1.6%. Comparable food stores sales, which include relocations and expansions, rose 2.5%. Identical and comparable sales include stores that changed names during the past year. Excluding our Fry's division, which has converted 35 former Smith's stores to the Fry's banner, identical food store sales grew 1.9% and comparable food store sales rose 2.8%.

Merchandise Costs
-----------------

Merchandise costs include advertising, warehousing and transportation expenses. Merchandise costs, net of one-time items and LIFO, as a percent of sales were 73.5% in the third quarter of 1999 and 74.3% in the second quarter of 1998. On this same basis, year-to-date merchandise costs as a percent of sales were 73.6% in 1999 and 74.1% in 1998. Merchandise costs were affected positively by strong private label sales, strategic initiatives in coordinated purchasing, category management and operating improvements due to logistics and technology related efficiencies.

Operating, General and Administrative Expenses
----------------------------------------------

Operating, general and administrative expenses as a percent of sales were 18.2% in the third quarter of 1999 and 18.3% in the third quarter of 1998. No specific cost reduction caused the decline. Year-to-date operating, general and administrative expenses, net of one-time items, as a percent of sales were 18.2% in 1999 and 18.2% in 1998.

Income Taxes
------------

The effective tax rate differs from the expected statutory rate primarily due to the effect of certain taxes and non-deductible goodwill. Goodwill amortization was $23 million in the third quarter of 1999 and $23 million in the third quarter of 1998. Year-to-date goodwill amortization was $76 million in 1999 and $66 million in 1998.

Net Earnings
------------

Earnings before extraordinary loss, excluding one-time items, were $202 million or $0.24 per diluted share in the third quarter of 1999. These results represent an increase of approximately 33% over estimated earnings before extraordinary loss of $0.18 per diluted share for the third quarter of

1998. On this same basis, year-to-date 1999 earnings before extraordinary loss were $635 million or $0.74 per diluted share. These results represent an increase of approximately 25% over estimated year-to-date 1998 earnings before extraordinary loss of $0.59 per diluted share. The prior year estimate includes the actual results, net of one-time items, of Fred Meyer and an estimate of Kroger's results, net of one-time items, to reflect the change to our new fiscal year.

EBITDA
------

Our bank credit facilities and the indentures underlying our publicly issued debt, contain various restrictive covenants. Many of these covenants are based on earnings before interest, taxes, depreciation, amortization, LIFO, extraordinary losses and one-time items or EBITDA. The ability to generate EBITDA at levels sufficient to satisfy the requirements of these agreements is a key measure of our financial strength. We do not intend to present EBITDA as an alternative to any generally accepted accounting principle measure of performance. Rather, we believe the presentation of EBITDA is important for understanding our performance compared to our debt covenants. The calculation of EBITDA is based on the definition contained in our Credit Agreement. This may be a different definition than other companies use. We were in compliance with all EBITDA-based bank credit facilities and indenture covenants on November 6, 1999.

The following is a summary of the calculation of EBITDA for the third quarters of 1999 and 1998 and for the first three quarters of 1999 and 1998.

                                                        3rd Quarter Ended        3 Quarters Ended
                                                     ----------------------  ----------------------
                                                     November 6, October 3,  November 6, October 3,
(in millions)                                            1999        1998        1999       1998
---------------------------------------------------  ----------- ----------  ----------- ----------
Earnings before tax expense and extraordinary loss.     $ 240       $ 255      $  693       $  433
Interest...........................................       148         170         495          489
Depreciation.......................................       198         200         647          580
Goodwill amortization..............................        23          23          76           66
LIFO...............................................        (6)          9           6           28
One-time items included in merchandise costs.......        18           3          36          138
One-time items included in operating, general and
  administrative expenses..........................         6           -          23           12
Merger related costs...............................        69          31         304          238
                                                        -----       -----      ------       ------

EBITDA.............................................     $ 696       $ 691      $2,280       $1,984
                                                        =====       =====      ======       ======

LIQUIDITY AND CAPITAL RESOURCES

Debt Management
---------------

We had several lines of credit totaling $4.0 billion, with $1.3 billion in unused balances at November 6, 1999. In addition, we had a $500 million synthetic lease credit facility and a $100 million money market line with unused balances of $56 million and $100 million, respectively, at November 6, 1999.

Net debt increased $247 million to $8.7 billion at the end of the third quarter of 1999 compared to the prior year. Net debt is defined as long-term debt, including capital leases and current portion thereof, less investments in debt securities and prefunded employee benefits.


Cash Flow
---------

We generated $1,311 million of cash from operating activities year-to-date 1999 compared to $1,465 million year-to-date 1998. Cash flow from operating activities decreased in 1999 largely due to increased inventory for the holiday season in anticipation of our customers' needs for the millennium.

Investing activities used $1,402 million of cash year-to-date 1999 compared to $1,313 million year-to-date 1998.

Financing activities provided $111 million of cash year-to-date 1999 compared to $74 million used year-to-date 1998. Debt prepayment costs and new financing charges used $12 million of cash year-to-date 1999 compared to $411 million year-to-date 1998. The change in the balance of book overdrafts used $58 million of cash year-to-date 1999 compared to $118 million year-to-date 1998.


CAPITAL EXPENDITURES

Capital expenditures totaled $625 million in the third quarter of 1999 compared to $495 million in the third quarter of 1998. During the third quarter of 1999 we opened, acquired, expanded, or relocated 104 stores. We had 11 operational closings and completed 40 within the wall remodels. Square footage increased 5.9% excluding divested stores.

Year-to-date capital expenditures totaled $1,470 million compared to $1,164 million year-to-date 1998. Year-to-date we opened, acquired, expanded, or relocated 167 stores. We had 55 operational closings and completed 107 within the wall remodels.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard, as amended, is effective for all fiscal years beginning after June 15, 2000. Given current activities, we expect that the adoption of the standard will not have a material impact on the financial statements.

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

We are a 50% owner of Santee Dairies, L.L.C. ("Santee") and have a 10 year product supply agreement with Santee that requires us to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became excess capacity and a duplicate facility. We are currently engaged in efforts to dispose of our interest in Santee that may result in a loss.

OUTLOOK

Statements elsewhere in this report and below regarding our expectations, hopes, beliefs, intentions or strategies are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. While we believe that the statements are accurate, uncertainties and other factors could cause actual results to differ materially from those statements. In particular:

    - We obtain sales growth from new square footage, as well as from increased productivity from existing locations. We expect 1999 full year square footage to grow 4.0% to 4.5%. We expect to continue to realize savings from economies of scale in technology and logistics, some of which may be reinvested in retail price reductions to increase sales volume and enhance market share.

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

    - We expect to continue capital spending in technology focusing on improved store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, which should continue to reduce merchandising costs as a percent of sales.

    - We expect to reduce working capital by a total of $500 million over the next 5 years.

    - Our earnings per share target is a 16%-18% average annual increase over the next three years effective with the year 2000.

    - We expect capital expenditures for the year to total $1.7-$1.8 billion, net of acquisitions, compared to $1.6 billion during 1998. Capital expenditures reflect Kroger's strategy of growth through expansion and acquisition as well as our emphasis, whenever possible, on self-development and ownership of store real estate, and on logistics and technology improvements.

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

   - We expect to achieve $380 million in synergy savings over the next three years as a result of our mergers. We project the timing of the annual savings by fiscal year to be as follows: $155 million in 1999, $260 million in 2000, $345 million in 2001, and $380 million in 2002 and beyond.

YEAR 2000 READINESS DISCLOSURE

We are currently working to resolve the potential effect of the year 2000 on the processing of date- sensitive information within our various systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of our programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

We have developed a plan to assess and update our IT Systems and Non-IT Systems for year 2000 compliance requirements and provide for continued functionality. The plan consists of three major phases:

    1) create an inventory of systems subject to the year 2000 problem and assess the scope of the problem as it relates to those systems

    2)   remediate any year 2000 problems

    3)   test and implement systems subsequent to remediation

         The chart below shows the estimated completion status of each of these phases expressed as a percent of completion as of November 6, 1999.

         Phase                        1         2         3
         ----------------           ----      ----      ----
         IT Systems                  99%       99%       97%
         Non-IT Systems              99%       99%       98%





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

Contingency planning, which utilizes a business process approach, focuses on the following priorities: ability to sell products to customers, continuously replenish stores with goods (ordering and distribution), pay employees, collect and remit on outstanding accounts, meet other regulatory and administrative needs, and address merchandising objectives. Documented contingency plans for critical business processes are in place.

The total estimated cost for the project, over a four year period, is $47 million. This cost is being funded through operating cash flow. This represents an immaterial part of our information technology budget over the period. Costs incurred to date totaled $44 million at November 6, 1999.

If we, our customers or vendors are unable to resolve processing issues in a timely manner, it could result in the disruption of the operation of IT Systems and or Non-IT Systems, and in a material financial risk. We believe that we have allocated the resources necessary to mitigate all significant year 2000 issues in a timely manner.

Our ability to achieve the expected increases in sales and earnings could be adversely affected by the increasingly competitive environment in which we operate. In addition any labor dispute, delays in opening new stores, or changes in the economic climate could cause us to fall short of our sales and earnings targets. Sales per square footage expectation may not be achieved if the impact of new square footage on our other stores is greater than anticipated or if our competitors are able to increase their share of market. While we expect to reduce working capital, our ability to do so may be impaired by any changes in vendor payment terms or systems problems that result in increases in inventory levels. Our capital expenditures could fall outside of the expected range if we are unsuccessful in acquiring suitable sites for new stores, if development costs exceed those budgeted, or if our logistics and technology projects are not completed in the time frame expected or on budget. While we expect to achieve benefits through logistics and technology, development of new systems and integration of systems due to our merger with Fred Meyer carry inherent uncertainties, and we may not achieve the expected benefits. Unforeseen difficulties in integrating Fred Meyer with Kroger, or any other acquired entity could cause us to fail to achieve the anticipated synergy savings, and could otherwise adversely affect our ability to meet our other expectations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


On September 13, 1996, a class action lawsuit titled McCampbell, et al. v. Ralphs Grocery Company, et al, was filed in the Superior Court of the State of California, County of San Diego, against Ralphs Grocery Company ("Ralphs/Food 4 Less") and two other grocery store chains operating in the Southern California area. The complaint alleged, among other things, that Ralphs/Food 4 Less and others conspired to fix the retail price of eggs in Southern California. The plaintiffs claimed that the defendants' actions violated provisions of the California Cartwright Act and constituted unfair competition. The plaintiffs sought damages they purported to have sustained as a result of the defendants' alleged actions, which damages were subject to trebling under the applicable statute, and an injunction from future actions in restraint of trade and unfair competition. A class was certified consisting of all retail purchasers of white chicken eggs sold by the dozen in Los Angeles, Riverside, San Diego, San Bernardino, Imperial and Orange counties from September 13, 1992.

The case proceeded to trial before a jury in July and August 1999. On September 2, 1999, the jury returned a verdict in favor of Ralphs/Food 4 Less and against the plaintiffs. Judgment was entered in favor of Ralphs/Food 4 Less on November 1, 1999. Ralphs/Food 4 Less anticipates that plaintiffs will appeal the judgment.


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

                  EXHIBIT 27.1 - Financial Data Schedule.

                  EXHIBIT 27.2 - Financial Data Schedule.

                  EXHIBIT 99.1 - Additional Exhibits - Statement of Computation
                                 of Ratio of Earnings to Fixed Charges.

         (b) The Company disclosed and filed an indenture and supplemental indentures related to issuance of $900,000,000 of Senior Notes in three tranches, and supplemental indentures to add the Company and subsidiary guarantors to indentures of certain outstanding debt of subsidiaries in its Current Report on Form 8-K dated August 20, 1999; the text of prepared remarks for a presentation to analysts in its Current Report on Form 8-K dated September 10, 1999; its earnings release for the second quarter 1999, and the text of prepared remarks for an investor conference call, in its Current Report on Form 8-K dated September 14, 1999; pricing agreements, supplemental indentures, and a calculation agency agreement related to the issuance of $775,000,000 of debt securities in three tranches in its Current Report on Form 8-K dated September 22, 1999; the text of prepared remarks for a presentation to analysts in its Current Report on Form 8-K dated October 21, 1999; and its audited consolidated financial statements for fiscal years ended January 2, 1999, December 28, 1997, and December 28, 1996, in its Current Report on Form 8-K dated October 29, 1999.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE KROGER CO.


Dated: December 20, 1999                   By:  (Joseph A. Pichler)
                                                 Joseph A. Pichler
                                               Chairman of the Board and
                                                 Chief Executive Officer



Dated: December 20, 1999                   By:   (J. Michael Schlotman)
                                                  J. Michael Schlotman
                                                   Vice President and
                                                   Corporate Controller

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