Form 10-K
period 2000-01-29
KROGER CO
filed 2000-04-27
CIK 56873

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


For the Fiscal Year Ended                         Commission File No. 1-303
     January 29, 2000

                                 THE KROGER CO.

An Ohio Corporation                               I.R.S. Employer Identification
                                                  No. 31-0345740

Address                                           Telephone Number
1014 Vine St.                                     (513) 762-4000
Cincinnati, Ohio   45202

Securities registered pursuant to section 12 (b) of the Act:
                                                    Name of Exchange on
Title of Class                                      which Registered
Common $1 par value                                 New York Stock Exchange
830,804,611 shares outstanding on
April 26, 2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]       No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ].

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of March 6, 2000: $12,256,639,106.

Documents Incorporated by Reference:
     Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before May 28, 2000, incorporated by reference into Parts II and III of Form 10-K.

                                     PART I

ITEM 1.    BUSINESS

      The Kroger Co. (the "Company") was founded in 1883 and incorporated in 1902. As of January 29, 2000, the Company was the largest grocery retailer in the United States based on annual sales. The Company also manufactures and processes food for sale by its supermarkets. The Company's principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202 and its telephone number is (513) 762-4000.

      On May 27, 1999 Kroger issued 312 million shares of Kroger common stock in connection with a merger, for all of the outstanding common stock of Fred Meyer Inc., which operates stores primarily in the Western region of the United States. On March 9, 1998, Fred Meyer issued 82 million shares of Fred Meyer common stock in connection with a merger, for all of the outstanding stock of Quality Food Centers, Inc. ("QFC"), a supermarket chain operating in the Seattle/Puget Sound region of Washington state, and in Southern California. The mergers were accounted for as poolings of interests, and the accompanying financial statements have been restated to give effect to the consolidated results of Kroger, Fred Meyer and QFC for all years presented.

      On March 10, 1998, Fred Meyer acquired Food 4 Less Holdings, Inc. ("Ralphs/Food 4 Less"), a supermarket chain operating primarily in Southern California by issuing 44 million shares of common stock to the Ralphs/Food 4 Less stockholders. The acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of Ralphs/Food 4 Less from the date of acquisition.

      On September 9, 1997, Fred Meyer acquired Smith's Food & Drug Centers, Inc., ("Smith's") a regional supermarket and drug store chain operating in the Intermountain and Southwestern regions of the United States, by issuing 66 million shares of common stock to the Smith's stockholders. The acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of Smith's from the date of acquisition.

      On March 19, 1997, QFC acquired the principal operations of Hughes Markets, Inc. ("Hughes"), a supermarket chain operating in Southern California and its indirect 50% interest in Santee Dairy, one of the largest dairy plants in California. The merger was effected through the acquisition of 100% of the outstanding voting securities of Hughes for approximately $361 million cash, 20 million shares of common stock, and the assumption of $33 million of indebtedness of Hughes. The acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of Hughes from the date of acquisition.

      On February 14, 1997, QFC acquired the principal operations of Keith Uddenberg, Inc. ("KUI"), a supermarket chain operating in the western and southern Puget Sound region of Washington. The merger was effected through the acquisition of the outstanding voting securities of KUI for $35 million cash, 4 million shares of common stock and the assumption of approximately $24 million of indebtedness of KUI. The acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of KUI from the date of acquisition.

      As of January 29, 2000, the Company operated 2,288 supermarkets, most of which are leased. Of this number 1,201 supermarkets were operated, directly, through a wholly-owned subsidiary, or through a partnership composed of the Company and wholly-owned subsidiaries of the Company, principally under the Kroger name in the Midwest and South. Dillon Companies, Inc. ("Dillon"), a wholly-owned subsidiary of the Company, operated 211 supermarkets directly or through wholly-owned subsidiaries (the "Dillon Supermarkets"). The Dillon Supermarkets, principally located in Colorado, Kansas, and Missouri, operate under the names "King Soopers," "Dillon Food Stores," and "City Market." Fred Meyer, Inc. ("Fred Meyer"), a wholly-owned subsidiary of the Company, operated 876 supermarkets directly or through wholly-owned subsidiaries (the "Fred Meyer Supermarkets"). The Fred Meyer Supermarkets, principally located in California, Utah, Arizona, Nevada, Washington, and Oregon operate under the names "Fred Meyer," "Smiths," "Food 4 Less," "Ralphs," "Fry's," and "QFC." Fred Meyer also operated 389 jewelry stores. The Company employs approximately 305,000 full and part-time employees.

      As of January 29, 2000, the Company, through its Dillon subsidiary, operated 796 convenience stores under the trade names of "Kwik Shop," "Quik Stop Markets," "Tom Thumb Food Stores," "Turkey Hill Minit Markets," "Loaf 'N Jug," and "Mini-Mart." The Company owned and operated 692 of these stores while 104 were operated through franchise agreements. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline.

      The Company intends to develop new food and convenience store locations and will continue to assess existing stores as to possible replacement, remodeling, enlarging, or closing.

SEGMENTS

      The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores in the Midwest, South and West. The Company's retail operations, which represent approximately 98% of consolidated sales, is its only reportable segment. All of the Company's operations are domestic.

ITEM 2.    PROPERTIES

As of January 29, 2000, the Company operated more than 3,300 owned or leased supermarkets, convenience stores, distribution warehouses, and food processing facilities through divisions, marketing areas, subsidiaries or affiliates. These facilities are located principally in the Southern, Midwestern, and Western portions of the United States. A majority of the properties used to conduct the Company's business are leased.

The Company generally owns store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment. The total cost of the Company's owned assets and capitalized leases at January 29, 2000 was $13.04 billion while the accumulated depreciation was $4.77 billion.

Leased premises generally have base terms ranging from ten to twenty-five years with renewal options for additional periods. Some options provide the right to purchase the property after conclusion of the lease term. Store rentals are normally payable monthly at a stated amount or at a guaranteed minimum amount plus a percentage of sales over a stated dollar volume. Rentals for the distribution, processing and miscellaneous facilities generally are payable monthly at stated amounts. For additional information on leased premises, see footnote 10 in the Notes to Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

On September 13, 1996, a class action lawsuit titled McCampbell, et al. v. Ralphs Grocery Company, et al, as filed in the Superior Court of the State of California, County of San Diego, against Ralphs Grocery Company ("Ralphs/Food 4 Less") and two other grocery store chains operating in the Southern California area. The complaint alleged, among other things, that Ralphs/Food 4 Less and others conspired to fix the retail price of eggs in Southern California. The plaintiffs claimed that the defendants' actions violated provisions of the California Cartwright Act and constituted unfair competition. The plaintiffs sought damages they purported to have sustained as a result of the defendants' alleged actions, which damages were subject to trebling under the applicable statute, and an injunction from future actions in restraint of trade and unfair competition. A class was certified consisting of all retail purchasers of white chicken eggs sold by the dozen in Los Angeles, Riverside, San Diego, San Bernardino, Imperial and Orange counties from September 13, 1992.

The case proceeded to trial before a jury in July and August 1999. On September 2, 1999, the jury returned a verdict in favor of Ralphs/Food 4 Less and against the plaintiffs. Judgment was entered in favor of Ralphs/Food 4 Less on November 1, 1999. Plaintiffs have appealed the judgment.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS



                            Common Stock Price Range
-----------------------------------------------------------------------------
                      2000                                1999
                      ----                                ----
Quarter        High              Low              High              Low
-------     ---------         ---------        ---------         ---------
    1st      34-29/32          24-7/8          23-21/32          16-17/32
    2nd      31-3/8            24-1/8          23-3/4             20-3/32
    3rd      26-15/16          19-1/2          27-1/16                 21
    4th      24-1/4            14-7/8          30-13/32                22

Main trading market - New York Stock Exchange (Symbol KR)

Number of shareowners at year-end 1999:         51,000.

Number of shareowners at April 26, 2000:        51,286.

         Determined by number of shareholders of record

The Company has not paid dividends on its Common Stock for the past three fiscal years. Under the Company's Credit Agreement dated may 28, 1997, the Company is prohibited from paying cash dividends during the term of the Credit Agreement. The Company is permitted to pay dividends in the form of stock of the Company.

ITEM 6.    SELECTED FINANCIAL DATA


                             SELECTED FINANCIAL DATA


                                                                    FISCAL YEARS ENDED
                                           ---------------------------------------------------------------------
                                           JANUARY 29,   January 2,   December 27,   December 28,   December 30,
                                              2000          1999          1997           1996           1995
                                           (52 WEEKS)    (53 Weeks)    (52 Weeks)     (52 Weeks)     (52 Weeks)
                                           ---------------------------------------------------------------------
                                                    (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Sales....................................    $45,352      $43,082       $33,927        $29,701        $28,090
Earnings before extraordinary loss.......        638          494           589            436            369
Extraordinary loss (net of income tax
  benefit) (A)...........................        (10)        (257)         (124)            (3)           (16)
Net earnings.............................        628          237           465            433            353
Diluted earnings per share
  Earnings before extraordinary loss.....       0.74         0.58          0.79           0.64           0.55
  Extraordinary loss (A).................      (0.01)       (0.30)        (0.16)         (0.01)         (0.03)
  Net earnings...........................       0.73         0.28          0.63           0.63           0.52
Total assets.............................     17,966       16,641        11,718          7,889          6,999
Long-term obligations, including
  obligations under capital leases.......      9,555        9,274         6,665          5,079          4,310
Shareowners' deficit.....................      2,683        1,917           917           (537)          (988)
Cash dividends per common share..........        (B)          (B)           (B)            (B)            (B)

--------------------------------------------------------------------------------
(A) See Note 7 to Consolidated Financial Statements.
(B) The Company is prohibited from paying cash dividends under the terms of its Credit Agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS COMBINATIONS
      On May 27, 1999 Kroger issued 312 million shares of Kroger common stock in connection with a merger, for all of the outstanding common stock of Fred Meyer Inc., which operates stores primarily in the Western region of the United States. On March 9, 1998, Fred Meyer issued 82 million shares of Fred Meyer common stock in connection with a merger, for all of the outstanding stock of Quality Food Centers, Inc. ("QFC"), a supermarket chain operating in the Seattle/Puget Sound region of Washington state, and in Southern California. The mergers were accounted for as poolings of interests, and the accompanying financial statements have been restated to give effect to the consolidated results of Kroger, Fred Meyer and QFC for all years presented.
      On March 10, 1998, Fred Meyer acquired Food 4 Less Holdings, Inc. ("Ralphs/Food 4 Less"), a supermarket chain operating primarily in Southern California by issuing 44 million shares of common stock to the Ralphs/Food 4 Less stockholders. The acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of Ralphs/Food 4 Less from the date of acquisition.
      On September 9, 1997, Fred Meyer acquired Smith's Food & Drug Centers, Inc., ("Smith's") a regional supermarket and drug store chain operating in the Intermountain and Southwestern regions of the United States, by issuing 66 million shares of common stock to the Smith's stockholders. The acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of Smith's from the date of acquisition.
      On March 19, 1997, QFC acquired the principal operations of Hughes Markets, Inc. ("Hughes"), a supermarket chain operating in Southern California and its indirect 50% interest in Santee Dairy, one of the largest dairy plants in California. The merger was effected through the acquisition of 100% of the outstanding voting securities of Hughes for approximately $361 million cash, 20 million shares of common stock, and the assumption of $33 million of indebtedness of Hughes. The acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of Hughes from the date of acquisition.
      On February 14, 1997, QFC acquired the principal operations of Keith Uddenberg, Inc. ("KUI"), a supermarket chain operating in the western and southern Puget Sound region of Washington. The merger was effected through the acquisition of the outstanding voting securities of KUI for $35 million cash, 4 million shares of common stock and the assumption of approximately $24 million of indebtedness of KUI. The acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of KUI from the date of acquisition.

RESULTS OF OPERATIONS
      The following discussion summarizes our operating results for 1999 compared to 1998 and 1998 compared to 1997. However, 1999 results are not directly comparable to 1998 results and 1998 results are not directly comparable to 1997 results due to recent acquisitions (see footnote 2 of the financial statements) and also due to the change in our fiscal calendar in 1999 (the "Calendar Change"). As a result of our change in fiscal calendar, results of operations and cash flows for the 28 day period ended January 30, 1999 for pre-merger Kroger are not included in the Statements of Income and Cash Flow.

      The 1998 results include the results of Ralphs/Food 4 Less from March 10, 1998. The 1997 results include the results of KUI from February 14, 1997, Hughes from March 19, 1997 and Smith's from September 9, 1997, and exclude the results of Ralphs/Food 4 Less.

1999 VS. 1998

  Sales

      Total sales for 1999 increased 5.3% or $2.3 billion from $43.1 billion in 1998. For some Kroger divisions, fiscal 1999 contained 52 weeks compared to 53 weeks in 1998. Total sales increased 6.1%, after adjusting for the change in Kroger's fiscal calendar, a 53rd week of sales in 1998, and excluding sales from divested stores. The sales increase was driven by recent acquisitions, our capital expenditure program, and strong comparable store sales.

      Our sales in identical food stores, which include stores in operation and not expanded or relocated for four full quarters, increased 2.3% in 1999. Comparable store sales, which include expansions and relocations, increased 3.0% in 1999. Excluding the Fry's Division, which converted 35 former Smith's stores to the Fry's banner, identical food store sales increased 2.8% and comparable store sales increased 3.4%.

  Merchandise Costs

      Merchandise costs include advertising, warehousing and transportation expenses. Merchandise costs, net of one-time expenses, an accounting change made in 1998 (see note 4 of the financial statements) and the effect of LIFO for the year, as a percent of sales were 73.43% in 1999 and 74.06% in 1998. After adjusting for the calendar change and excluding costs related to mergers, merchandise costs as a percent of sales were 73.87% in 1998. Coordinated purchasing, category management, technology related efficiencies and increases in private label sales were primarily responsible for the decline.

  Operating and Administrative Expenses

      Operating and administrative expenses as a percent of sales were 18.1% in 1999 and 18.0% in 1998. Adjusting 1998 amounts to reflect the calendar change and a 52-week year, administrative expenses as a percent of sales were 18.2%. These costs remained flat during 1999 due to a continued high incentive payout based on performance. Additionally, we incurred $27 million of one-time operating and administrative expenses in 1999 compared to only $12 million in 1998.

  Income Taxes

      Our effective tax rate increased to 43.6% in 1999 from 43.3% in 1998, due to non deductible transaction costs related to mergers of approximately $26 million in 1999.

  Net Earnings

      Net earnings and the effects of merger related costs, one-time expenses, the accounting change and extraordinary losses for the two years ended January 29, 2000 were:

                                                                1999         1998
                                                              ---------    ---------
                                                              (MILLIONS OF DOLLARS)
                                                              ---------------------
Earnings before extraordinary loss excluding merger related
  costs, one-time expenses and the accounting change........   $   966      $   763
Merger related costs, net of income tax benefit.............       277          181
One-time expenses, net of income tax benefit................        51           32
Accounting change, net of income tax benefit................        --           56
                                                               -------      -------
Earnings before extraordinary loss..........................       638          494
Extraordinary loss, net of income tax benefit...............       (10)        (257)
                                                               -------      -------
Net Earnings................................................   $   628      $   237
                                                               =======      =======
Diluted earnings per share before extraordinary loss
  excluding merger related costs, one-time expenses and
  accounting change.........................................   $  1.13      $  0.89

      Extraordinary losses were incurred from the early retirement of debt. In addition to the above mentioned items, net earnings in 1999 compared to 1998 were affected by net interest expense of $652 million in 1999 compared to $645 million in 1998 and depreciation and amortization expenses of $961 million in 1999 compared to $837 million in 1998.

  EBITDA

      Our Credit Agreement, Senior Credit Facility and the indentures underlying approximately $162 million of publicly issued debt, contain various restrictive covenants. Many of these covenants are based on earnings before interest, taxes, depreciation, amortization, LIFO charge, extraordinary loss, and one-time items ("EBITDA"). The ability to generate EBITDA at levels sufficient to satisfy the requirements of these agreements is a key measure of our financial strategy. We do not intend to present EBITDA as an alternative to any generally accepted accounting principle measure of performance. Rather, we believe the presentation of EBITDA is important for understanding our performance compared to our debt covenants. The calculation of EBITDA is based on the definition contained in our Credit Agreement. This may be a different definition than other companies use. We were in compliance with all EBITDA-based Credit Agreement, Senior Credit Facility and indenture covenants on January 29, 2000.

      EBITDA for 1999 increased 14.3% to $3.2 billion from $2.8 billion in 1998. EBITDA increased primarily due to recent acquisitions, economies of scale resulting from increased sales, and from the efficiencies mentioned in "Merchandise Costs" above.

      The following is a summary of the calculation of EBITDA for the 1999 and 1998 fiscal years:

                                                                1999         1998
                                                              ---------    ---------
                                                              (MILLIONS OF DOLLARS)
                                                              ---------------------
Earnings before tax expense and extraordinary loss..........   $1,129       $  871
Interest....................................................      652          645
Depreciation................................................      861          745
Goodwill amortization.......................................      100           92
LIFO effect.................................................      (29)          10
One-time items included in merchandise costs................       58           49
One-time items included in operating, general and
  administrative expenses...................................       27           12
Merger related costs........................................      383          269
Accounting change...........................................       --           90
                                                               ------       ------
EBITDA......................................................   $3,181       $2,783
                                                               ======       ======

1998 VS. 1997

  Sales

      Total sales for 1998 increased 27% or $9.2 billion from $33.9 billion in 1997. For some Kroger divisions, fiscal 1998 contained 53 weeks compared to 52 weeks in 1997. Adjusting for the extra week, total sales increased 26% or $8.7 billion. Recent acquisitions, our capital expenditure program and strong comparable store sales drove the sales increase. The Ralphs/Food 4 Less and Smith's acquisitions accounted for $6.9 billion of the increase.

      Pre-merger Kroger sales in identical food stores, which includes stores in operation and not expanded or relocated for four full quarters, increased 1.0% in 1998. For purposes of this calculation, Fred Meyer, Inc.'s comparable store sales, which include identical stores plus expanded and relocated stores, increased 3.2% in 1998. For purposes of this calculation, Fred Meyer, Inc. is defined as Fred Meyer and its consolidated subsidiaries before the merger with Kroger. The comparable store sales calculation assumed that the Ralphs/Food 4 Less and Smith's acquisitions occurred at the beginning of the comparable periods and excluded the Hughes and Smitty's stores which are currently being converted to other formats.

  Accounting Change

      In the second quarter of 1998, Kroger changed its application of the Last-In, First-Out, or LIFO method of accounting for store inventories from the retail method to the item cost method. The change was made to more accurately reflect inventory value by eliminating the averaging and estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 1997 cannot be determined. The effect of the change on the December 28, 1997 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in restated results for the quarter ended March 21, 1998. This change increased merchandise costs by $90 million and reduced earnings before extraordinary loss and net earnings by $56 million, or $0.07 per diluted share. We have not calculated the pro forma effect on prior periods because cost information for these periods is not determinable. The item cost method did not have a material impact on earnings subsequent to its initial adoption.

  Merchandise Costs

      Merchandise costs include advertising, warehousing and transportation expenses. Merchandise costs, net of one-time expenses, the accounting change and LIFO charge, as a percent of sales were 74.06% in 1998 and 75.06% in 1997. Coordinated purchasing, category management, technology related efficiencies and increases in private label sales caused the decline.

  Operating and Administrative Expenses

      Operating and administrative expenses as a percent of sales were 18.0% in 1998 and 17.9% in 1997. The slight increase was due to higher incentive payouts based on our 1998 performance and $12 million of one-time expenses. These were partially offset by the suspension of contributions totaling $45 million for 1998 to some of our multi-employer pension and benefit plans.

  Income Taxes

      The effective tax rate increased to 43.3% in 1998 from 38.3% in 1997 due to acquisitions accounted for under the purchase method of accounting resulting in goodwill amortization that is not deductible for tax purposes. Goodwill amortization was $92 million in 1998 and $16 million in 1997.

  Net Earnings

      Net earnings and the effects of merger related costs, one-time expenses, the accounting change and extraordinary losses for the two years ended January 2, 1999 were:

                                                                1998         1997
                                                              ---------    ---------
                                                              (MILLIONS OF DOLLARS)
                                                              ---------------------
Earnings before extraordinary loss excluding merger related
  costs, one-time expenses and the accounting change........   $   763      $   589
Merger related costs, net of income tax benefit.............       181           --
One-time expenses, net of income tax benefit................        32           --
Accounting change, net of income tax benefit................        56           --
                                                               -------      -------
Earnings before extraordinary loss..........................       494          589
Extraordinary loss, net of income tax benefit...............      (257)        (124)
                                                               -------      -------
Net Earnings................................................   $   237      $   465
                                                               =======      =======
Diluted earnings per share before extraordinary loss
  excluding merger related costs, one-time expenses and
  accounting change.........................................   $  0.89      $  0.79

      Extraordinary losses were from the early retirement of debt. In addition to the above mentioned items, net earnings in 1998 compared to 1997 were affected by net interest expense of $645 million in 1998 compared to $388 million in 1997 and depreciation and amortization expenses of $837 million in 1998 compared to $592 million in 1997.

  EBITDA
      EBITDA for 1998 increased 43.7% to $2.8 billion from $1.9 billion in 1997. EBITDA increased primarily due to recent acquisitions, economies of scale resulting from increased sales and from the efficiencies mentioned in "Merchandise Costs" above.
      The following is a summary of the calculation of EBITDA for the 1998 and 1997 fiscal years:

                                                                1998         1997
                                                              ---------    ---------
                                                              (MILLIONS OF DOLLARS)
                                                              ---------------------
Earnings before tax expense and extraordinary loss..........   $  871       $  954
Interest....................................................      645          388
Depreciation................................................      745          576
Goodwill amortization.......................................       92           16
LIFO........................................................       10            3
One-time items included in merchandise costs................       49           --
One-time items included in operating, general and
  administrative expenses...................................       12           --
Merger related costs........................................      269           --
Accounting change...........................................       90           --
                                                               ------       ------
EBITDA......................................................   $2,783       $1,937
                                                               ======       ======

MERGER RELATED COSTS AND ONE TIME EXPENSES

  MERGER RELATED COSTS
      We are continuing the process of implementing our integration plan relating to recent mergers. The integration plan includes distribution consolidation, systems integration, store conversions, transaction costs, store closures, and administration integration. Total merger related costs incurred were $383 million in 1999 and $269 million in 1998. We did not incur any merger related costs during 1997.

      The following table presents the components of the merger related costs:

                                                               1999           1998
                                                              -------        -------
                                                              (MILLIONS OF DOLLARS)
                                                              ---------------------
CHARGES RECORDED AS CASH EXPENDED
     Distribution consolidation.............................   $ 30           $ 16
     Systems integration....................................     85             50
     Store conversions......................................     51             48
     Transaction costs......................................     93             34
     Administration integration.............................     19             12
                                                               ----           ----
                                                                278            160

                                                               1999           1998
                                                              -------        -------
                                                              (MILLIONS OF DOLLARS)
                                                              ---------------------
NONCASH ASSET WRITEDOWN
     Distribution consolidation.............................   $ --           $ 29
     Systems integration....................................      3             26
     Store conversions......................................     10             --
     Store closures.........................................      4             25
     Administration integration.............................     27              3
                                                               ----           ----
                                                                 44             83
ACCRUED CHARGES
     Distribution consolidation.............................      5             --
     Systems integration....................................      1              1
     Transaction costs......................................     --              6
     Store closures.........................................      8              7
     Administration integration.............................     47             12
                                                               ----           ----
                                                                 61             26
                                                               ----           ----
Total merger related costs..................................   $383           $269
                                                               ====           ====
TOTAL CHARGES
     Distribution consolidation.............................   $ 35           $ 45
     Systems integration....................................     89             77
     Store conversions......................................     61             48
     Transaction costs......................................     93             40
     Store closures.........................................     12             32
     Administration integration.............................     93             27
                                                               ----           ----
Total merger related costs..................................   $383           $269
                                                               ====           ====

  Distribution Consolidation

      This represents costs to consolidate manufacturing and distribution operations and eliminate duplicate facilities. During 1999, approximately $30 million of these costs was recorded as cash was expended. These costs include approximately $20 million of Tolleson warehouse expenses. Severance costs of $5 million were accrued during 1999 for distribution employees in Phoenix. The 1998 costs include a $29 million writedown to estimated net realizable value of the Hughes distribution center in Southern California. The facility was sold in March of 2000. The 1998 costs also include $13 million for incremental labor incurred during the closing of the distribution center and other incremental costs incurred as part of the realignment of our distribution system.

  Systems Integration

      This represents the costs of integrating systems and the related conversions of corporate office and store systems. Charges recorded as cash was expended totaled $85 million and $50 million in 1999 and 1998, respectively. These costs represent incremental operating costs, principally labor, during the conversion process, payments to third parties, and training costs. The 1998 costs include a $26 million writedown of computer equipment and related software that has been abandoned and the depreciation associated with computer equipment at QFC which is being written off over 18 months, at which time it will be abandoned.

  Store Conversions

      This includes the cost to convert store banners. In 1999, $51 million represented cash expenditures and $10 million represented asset write offs. In 1998 all costs represented incremental cash expenditures for advertising and promotions to establish the banner, changing store signage, labor required to remerchandise the store inventory and other services that were expensed as incurred.

  Transaction Costs

      This represents fees paid to outside parties, employee bonuses that were contingent upon the completion of the mergers, and an employee stay bonus program. We incurred costs totaling $93 million and $40 million for 1999 and 1998, respectively, related primarily to professional fees and employee bonuses recorded as the cash was expended. All accrued amounts relate to the employee stay bonus program.

  Store Closures

      This includes the costs to close stores identified as duplicate facilities and to sell stores pursuant to settlement agreements. 1999 costs of $8 million were accrued to close seven stores identified as duplicate facilities and to sell three stores pursuant to a settlement with the Federal Trade Commission ("FTC Stores"). Included in 1998 amounts were costs to close four stores identified as duplicate facilities and to sell three stores pursuant to a settlement agreement with the State of California ("AG Stores"). The asset writedown of $25 million in 1998 relates to certain California stores. Termination costs totaling $7 million were accrued in 1998.

  Administration Integration

      This represents $19 million of severance and travel and consulting services related to integration work; $27 million of asset write downs including video tapes and equipment used in our stores; and $47 million of accrued expenses. The accrued expenses include an obligation to make a charitable contribution (within seven years from the date of the Fred Meyer merger) as required by the merger agreement, a restricted stock award related to the achievement of expected merger synergy benefits, and severance costs for some Fred Meyer executives who informed us of their intention to leave Kroger, which have subsequently been paid.

  ONE-TIME EXPENSES

      During 1999, we incurred one-time expenses of $85 million associated with costs related to recent mergers. These expenses are included in merchandise costs, $58 million, and operating, general and administrative expenses, $27 million.

      During 1998, we incurred a one-time expense associated with logistics projects. This expense included the costs associated with ending a joint venture related to a warehouse operation that formerly served our Michigan stores and several independent customers. The warehouse is now operated by a third party that distributes our inventory to our Michigan stores. These expenses also included the transition costs related to one of our new warehouses, and one new warehouse facility operated by an unaffiliated entity that provides services to us. These costs included carrying costs of the facilities idled as a result of these new warehouses and the associated employee severance costs. Additionally, in the second quarter of 1998, we incurred one-time expenses associated with accounting, data, and operations consolidations in Texas. These included the costs of closing eight stores and relocating the remaining Dallas office employees to a smaller facility. These expenses, which included non-cash asset writedowns, were included in operating, general and administrative expenses. These expenses include an amount for estimated rent or lease termination costs that will be paid on closed stores through 2013. The "Other" column in the table below details the activity for amounts accrued related to these one-time expenses. The remaining balance at January 29, 2000 represents $2 million of idled warehouse facilities that will be paid through 2001 and $7 million of estimated rent or lease termination costs that will be paid on closed stores through 2013.

      A summary of changes in accruals related to various business combinations and other one-time expenses follows:

                                                                                     INCENTIVE
                                                       FACILITY       EMPLOYEE      AWARDS AND
                                                     CLOSURE COSTS    SEVERANCE    CONTRIBUTIONS    OTHER
                                                     -------------    ---------    -------------    -----
Balance at December 26, 1996.......................      $ --            $--            $--          $--
  Additions........................................        23              9             --           --
  Payments.........................................        (4)            (1)            --           --
                                                         ----            ---            ---          ---
Balance at December 27, 1997.......................        19              8             --           --
  Additions........................................       129             41             --           35
  Payments.........................................       (15)           (16)            --          (16)
  Adjustments......................................        --             (3)            --           --
                                                         ----            ---            ---          ---
Balance at January 2, 1999.........................       133             30             --           19
  Additions........................................         8             24             29           --
  Payments.........................................       (11)           (25)            --          (10)
                                                         ----            ---            ---          ---
Balance at January 29, 2000........................      $130            $29            $29          $ 9
                                                         ====            ===            ===          ===

LIQUIDITY AND CAPITAL RESOURCES

  Debt Management

      We have several lines of credit totaling approximately $4 billion with $874 million of unused balances at January 29, 2000. In addition, we have a $500 million synthetic lease credit facility and a $195 million money market line with unused balances of $38 million and $100 million, respectively, at January 29, 2000.

      Total debt, including capital leases and current portion thereof, increased $400 million to $9.0 billion in 1999 and $2.8 billion to $8.6 billion in 1998. Business acquisitions accounted for under the purchase method of accounting primarily caused the increases. We purchased a portion of the debt issued by the lenders of some structured financings in an effort to reduce our effective interest expense. We also prefunded $200 million of employee benefit costs at year-end 1999 and 1998 compared to $168 million at year-end 1997. If we exclude the debt incurred to make these purchases, which we classify as investments, and the prefunding of employee benefits, our total debt would have been $8.7 billion at year-end 1999 compared to $8.3 billion at year-end 1998, and $5.5 billion at year-end 1997. We utilize interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. See footnotes eight and nine of our financial statements for further detail on our debt portfolio and interest rate swaps.

      In addition to the available credit mentioned above, we currently have available for issuance $1.225 billion of securities under a shelf registration statement filed with the Securities and Exchange Commission and declared effective on February 2, 2000.

  Common Stock Repurchase Program

      On January 29, 1997, we began repurchasing common stock in order to reduce dilution caused by our stock option plans for employees. These repurchases were made using the proceeds, including the tax benefit, from options exercised. Further repurchases of up to $100 million of common stock were authorized by the board of Directors in October 1997. We made open market purchases totaling $122 million in 1998, and $85 million in 1997. On October 18, 1998, we rescinded the repurchase program as a result of execution of the merger agreement between Kroger and Fred Meyer. In December 1999, we began a new program to repurchase common stock to reduce dilution caused by our stock option plans for employees. This program is solely funded by proceeds from stock option exercises, including the tax benefit. In January 2000 the Board of Directors authorized an additional repurchase plan for up to $100 million of common stock. During 1999, we made open market purchases of approximately $4 million under the stock option program and $2 million under the $100 million program.

      In addition, on March 31, 2000 the Board of Directors authorized the repurchase of up to $750 million of Kroger common stock. This repurchase program replaces the $100 million program authorized in January 2000.

CONSOLIDATED STATEMENT OF CASH FLOWS

      Operating cash flow decreased 15% or $280 million in 1999 and increased 65% or $725 million in 1998. The changes in operating cash flow were primarily due to changes in operating assets and liabilities that used $340 million of cash in 1999, provided $455 million of cash in 1998 and used $133 million of cash in 1997. The decrease in 1999 and increase in 1998 also included non-cash charges from extraordinary losses, depreciation expense and goodwill amortization totaling $971 million in 1999, $1,094 million in 1998, and $716 million in 1997.

      Cash used by investing activities increased 24% or $355 million in 1999 and 24% or $287 million in 1998. Investing activities consisted primarily of capital expenditures and business acquisitions. Capital expenditures were $1,701 million in 1999, $1,646 million in 1998, and $942 million in 1997 (see "Capital Expenditures" below for further detail). Cash used for business acquisitions, net of cash acquired, was $230 million in 1999, $86 million in 1998 and, $354 million in 1997.

      Cash provided by financing activities was $280 million in 1999 compared to $257 million used in 1998, and $118 million provided in 1997. In addition to finance charges of $11 million in 1999, $118 in 1998, and $33 million in 1997 related to debt issues, we paid premiums of $2 million in 1999, $308 million in 1998, and $127 million in 1997 to retire debt early. The table below provides information about debt repurchases and redemptions for the three years ended January 29, 2000.

                                                           1999       1998      1997
                                                         --------    ------    ------
                                                            (MILLIONS OF DOLLARS)
Senior Debt repurchases and redemptions................  $     --    $1,246    $  117
Senior subordinated debt repurchases...................  $    238    $  835    $  889
Term note repurchases..................................  $  1,406    $1,047    $  654
Mortgage loan prepayments..............................  $     --    $  219    $  178

      We used the proceeds from the issuance of new senior debt, additional bank borrowings and cash generated from operations to make these repurchases, redemptions and prepayments.

CAPITAL EXPENDITURES

      Capital expenditures excluding acquisitions totaled $1.7 billion in 1999 compared to $1.6 billion in 1998 and $0.9 billion in 1997, most of which was incurred to construct new stores. The table below shows our storing activity for food stores and multi-department stores:

                                                             1999     1998     1997
                                                             -----    -----    -----
Beginning of year..........................................  2,191    1,660    1,465
Opened.....................................................    100      101       71
Acquired...................................................     78      572      167
Closed.....................................................    (81)    (142)     (43)
                                                             -----    -----    -----
End of year................................................  2,288    2,191    1,660
                                                             =====    =====    =====

EFFECT OF INFLATION

      While management believes that some portion of the increase in sales is due to inflation, it is difficult to segregate and to measure the effects of inflation because of changes in the types of merchandise sold year-to-year and other pricing and competitive influences. Although management believes there was inflation in retail prices, we experienced deflation in our costs of product due to synergies and the economies of scale created by recent mergers. By attempting to control costs and efficiently utilize resources, we strive to minimize the effects of inflation on operations.

OTHER ISSUES

      On January 6, 1999, we changed our fiscal year-end to the Saturday nearest January 31 of each year. This change is disclosed in our Current Report on Form 8-K dated January 6, 1999. We filed separate audited financial statements covering the transition period from January 3, 1999 to January 30, 1999 on a Current Report on Form 8-K dated May 10, 1999. These financial statements included Kroger and its consolidated subsidiaries before the merger with Fred Meyer. During the transition period we had sales of $2,160 million, costs and expenses of $2,135 million, and net earnings of $25 million.

      On May 20, 1999, we announced a distribution in the nature of a two-for-one stock split, to shareholders of record of common stock on June 7, 1999. All share amounts prior to this date have been restated to reflect the split.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, is effective for fiscal years beginning after June 15, 2000. As a result, implementation of this standard is not mandatory for the Company until February 4, 2001. Based on our current portfolio, we expect that the adoption of this standard will not have a material impact on the financial statements. We will continue to evaluate the impact this standard will have as our portfolio changes.

      We indirectly own a 50% interest in the entity that owns the Santee Dairy in Los Angeles, California, and have a 10-year product supply agreement with Santee that requires us to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became excess capacity and a duplicate facility. We are currently engaged in efforts to dispose of our interest in Santee, which may result in a loss.

      We are party to more than 345 collective bargaining agreements with local unions representing approximately 218,000 employees. During 1999 we negotiated 82 labor contracts without any material work stoppages. Typical agreements are three to five years in duration and, as agreements expire, we expect to enter into new collective bargaining agreements. In 2000, 90 collective bargaining agreements will expire. We cannot be certain that agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on the results of our operations.

OUTLOOK

      Statements elsewhere in this report and below, as well as pages three through seven of the accompanying proxy statement, regarding our expectations, hopes, beliefs, intentions or strategies are forward looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934. While we believe that the statements are accurate, uncertainties and other factors could cause actual results to differ materially from those statements. In particular:

      - We obtain sales growth from new square footage, as well as from increased productivity from existing locations. We expect 2000 full year square footage to grow 4.5% to 5%. We expect to continue to realize savings from economies of scale in technology and logistics, some of which may be reinvested in retail price reductions to increase sales volume and enhance market share.

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

      - We expect to reduce working capital by $500 million over the next five years.

      - We expect our earnings per share target to be a 16%-18% average annual increase over the next three years.

      - We expect capital expenditures for fiscal 2000 to total $1.5-$1.7 billion, excluding acquisitions. Capital expenditures reflect Kroger's strategy of growth through expansion and acquisitions as well as our emphasis, whenever possible, on self-development and ownership of store real estate, and on logistics and technology improvements.

      - We intend to use the combination of cash flows from operations and borrowings under credit facilities to finance capital expenditure requirements for 2000, currently budgeted to be approximately $1.5 billion - $1.7 billion, excluding acquisitions. If determined preferable, we may fund capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity.

      - We expect to achieve $380 million in synergy savings over the next three years as a result of our mergers. We project the timing of the annual savings by fiscal year to be as follows: $260 million in 2000, $345 million in 2001, and $380 million in 2002 and beyond.

      The following factors are among the principal factors that could cause actual results to differ materially from forward looking statements:

      - General business and economic conditions in our operating regions, including the rate of inflation, population, employment and job growth in our markets,

      - Pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels,

      - Results of our programs to reduce costs and improve working capital,

      - The ability to integrate any companies we acquire or have acquired and achieve operating improvements at those companies,

      - Increases in labor costs and relations with union bargaining units representing our employees,

      - Changes in laws and regulations, including changes in accounting standards and taxation requirements,

      - Opportunities or acquisitions that we pursue, and

      - The availability and terms of financing.

      In particular, our ability to achieve the expected increases in sales and earnings could be adversely affected by the increasingly competitive environment in which we operate. In addition any labor dispute, delays in opening new stores, or changes in the economic climate could cause us to fall short of our sales and earnings targets. While we expect to reduce working capital, our ability to do so may be impaired by any changes in vendor payment terms or systems problems that result in increases in inventory levels. Our capital expenditures could fall outside of the expected range if we are unsuccessful in acquiring suitable sites for new stores, if development costs exceed those budgeted, or if our logistics and technology projects are not completed in the time frame expected or on budget. While we expect to achieve benefits through logistics and technology, development of new systems and integration of systems due to our merger with Fred Meyer carry inherent uncertainties, and we may not achieve the expected benefits. Unforeseen difficulties in integrating Fred Meyer with Kroger, or any other acquired entity, could cause us to fail to achieve the anticipated synergy savings, and could otherwise adversely affect our ability to meet our 16% - 18% earnings per share expectations. Accordingly, actual events and results may vary significantly from those included in or contemplated or implied by forward looking statements contained within this document.

YEAR 2000 DISCLOSURE

      We did not experience any significant malfunctions or errors in our operating or business systems either when the date changed from 1999 to 2000 or on February 29, 2000. Based on operations since January 1, 2000, we do not expect any significant impact on our ongoing business as a result of the "Year 2000" issue. However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues may occur with billing, payroll, or financial closings at period, quarter, or year-end. We believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively affected if the Year 2000 or similar issues adversely affect our customers or suppliers. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers and suppliers.

      We spent $23 million on Year 2000 readiness efforts in 1999 and a total of $49 million from 1997 through 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Kroger has historically used derivatives to limit its exposure to rising interest rates. During 1999, as a result of the merger with Fred Meyer, the nature and magnitude of our debt portfolio changed significantly, including a permanent reduction in the combined company's variable rate borrowings. This fundamental change in our debt portfolio resulted in the existing derivative portfolio no longer being aligned with the debt portfolio, and prompted us to eliminate all existing interest rate swap and cap agreements, at a cost of $17 million.

      Going forward, we will use derivatives primarily to fix the rates on variable rate debt. To do this, we use the following guidelines:

      - use average daily bank balance to determine annual debt amounts subject to interest rate exposure,

      - limit the annual amount of debt subject to interest rate reset and the amount of floating rate debt to a combined total of $2.3 billion or less by April of 2000,

      - include no leveraged derivative products, and

      - hedge without regard to profit motive or sensitivity to current mark-to-market status.

      We review compliance with these guidelines annually with the Financial Policy Committee of our Board of Directors. In addition, our internal auditors review compliance with these guidelines on an annual basis. The guidelines may change as our business needs dictate.

      The table below provides information about our interest rate derivative and underlying debt portfolio. The amount each year represents the contractual maturities of long-term debt, excluding capital leases, and the outstanding notional amount of interest rate derivatives. Interest rates reflect the weighted average for the maturing instruments. The variable component of each interest rate derivative and the variable rate debt is based on six month LIBOR using the forward yield curve as of January 29, 2000. The Fair-Value column includes the fair-value of those debt instruments for which it is reasonably possible to calculate a fair value and the fair value of our interest rate derivatives as of January 29, 2000. (See footnotes eight and nine).

                                                        EXPECTED YEAR OF MATURITY
                                -------------------------------------------------------------------------
                                2000    2001    2002     2003    2004    THEREAFTER   TOTAL    FAIR-VALUE
                                -----   -----   -----   ------   -----   ----------   ------   ----------
                                                        (IN MILLIONS OF DOLLARS)
LONG-TERM DEBT
--------------
Fixed rate....................  (261)   (305)   (129)    (301)   (283)   (4.207)      (5,486)   (4,656)
Average interest rate.........   7.58%   7.65%   7.62%    7.64%   7.50%     7.50%
Variable rate.................  (275)           (1,459) (1,362)                       (3,096)   (3,096)
Average interest rate.........   6.86%   8.00%   8.09%    8.10%

                                                  AVERAGE NOTIONAL AMOUNTS OUTSTANDING
                                -------------------------------------------------------------------------
                                2000    2001    2002     2003    2004    THEREAFTER   TOTAL    FAIR-VALUE
                                -----   -----   -----   ------   -----   ----------   ------   ----------
                                                        (IN MILLIONS OF DOLLARS)
INTEREST RATE DERIVATIVES
-------------------------
Variable to fixed.............    300     275                                            300          2
Average pay rate..............   6.66%   6.66%                                          6.66%
Average receive rate..........   6.23%   7.37%                                          6.78%
Interest Rate Collar..........    300     300     300      150                           300          1

It was not practicable to determine a fair value for $678 million of fixed rate debt. The interest rate collar is reset based on the three month LIBOR with the following impact:

      - if the three month LIBOR is less than or equal to 4.10%, we pay 5.50% for that three month period;

      - if the three month LIBOR is greater than 4.10% and less than or equal to 6.50%, we are exposed to floating interest rates for that three month period;

      - if the three month LIBOR is greater than 6.50% and less than 7.50%, we pay 6.50%; and

      - if the three month LIBOR is greater than or equal to 7.50%, we are exposed to floating interest rates for that three month period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners and Board of Directors
The Kroger Co.

      In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of income, changes in shareowners' equity (deficit) and cash flows present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at January 29, 2000 and January 2, 1999, and the results of their operations and their cash flows for the years ended January 29, 2000, January 2, 1999 and December 27, 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Fred Meyer, Inc. on May 27, 1999 in a transaction accounted for as a pooling of interests, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of Fred Meyer, Inc., a wholly-owned subsidiary, as of January 2, 1999 and for the fiscal years ended January 2, 1999 and December 27, 1997, respectively. Those statements reflect total assets of $10.2 billion as of January 2, 1999, and sales of $14.9 billion and $7.4 billion for the fiscal years ended January 2, 1999 and December 27, 1997. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Fred
Meyer, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

      As described in Note 4 to the consolidated financial statements, the Company changed its application of the LIFO method of accounting for store inventories as of December 28, 1997.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 9, 2000



INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Fred Meyer, Inc.:

We have audited the consolidated balance sheet of Fred Meyer, Inc. and subsidiaries as of January 30, 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two fiscal years in the period ended January 30, 1999 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements referred to above (not presented separately herein) present fairly, in all material respects, the consolidated financial position of Fred Meyer, Inc. and subsidiaries at January 30, 1999, and the results of their operations and their cash flows for each of the two fiscal years in the period ended January 30, 1999, in conformity with generally accepted accounting principles.





/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP


Portland, Oregon
March 10, 1999

                           CONSOLIDATED BALANCE SHEET

                                                              JANUARY 29,     January 2,
(In millions except per share amounts)                            2000            1999
-----------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash......................................................  $       281     $      299
  Receivables...............................................          622            587
  Inventories...............................................        3,938          3,493
  Prepaid and other current assets..........................          690            692
                                                              -----------     ----------
          Total current assets..............................        5,531          5,071
Property, plant and equipment, net..........................        8,275          7,220
Goodwill, net...............................................        3,761          3,847
Other assets................................................          399            503
                                                              -----------     ----------
          Total Assets......................................  $    17,966     $   16,641
                                                              ===========     ==========
LIABILITIES
Current liabilities
  Current portion of long-term debt.........................  $       536     $      311
  Accounts payable..........................................        2,867          2,926
  Accrued salaries and wages................................          695            639
  Other current liabilities.................................        1,630          1,574
                                                              -----------     ----------
          Total current liabilities.........................        5,728          5,450
Long-term debt..............................................        8,045          7,848
Other long-term liabilities.................................        1,510          1,426
                                                              -----------     ----------
          Total Liabilities.................................       15,283         14,724
                                                              -----------     ----------
SHAREOWNERS' EQUITY
Preferred stock, $100 par, 5 shares authorized and
  unissued..................................................           --             --
Common stock, $1 par, 1,000 shares Authorized: 885 shares
  issued in 1999 and 876 shares issued in 1998..............          885            876
Additional paid-in capital..................................        2,023          1,913
Accumulated earnings (deficit)..............................          232           (421)
Common stock in treasury, at cost, 50 shares in 1999 and 50
  shares in 1998............................................         (457)          (451)
                                                              -----------     ----------
          Total Shareowners' Equity.........................        2,683          1,917
                                                              -----------     ----------
          Total Liabilities and Shareowners' Equity.........  $    17,966     $   16,641
                                                              ===========     ==========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENT OF INCOME

Years Ended January 29, 2000, January 2, 1999, and December 27, 1997

                                                                 1999          1998          1997
(In millions, except per share amounts)                       (52 WEEKS)    (53 weeks)    (52 weeks)
----------------------------------------------------------------------------------------------------
Sales.......................................................   $ 45,352      $43,082       $33,927
Merchandise costs, including advertising, warehousing, and
  transportation............................................     33,331       32,058        25,468
                                                               --------      -------       -------
     Gross profit...........................................     12,021       11,024         8,459
Operating, general and administrative.......................      8,244        7,783         6,060
Rent........................................................        652          619           465
Depreciation and amortization...............................        861          745           576
Goodwill amortization.......................................        100           92            16
Merger related costs........................................        383          269            --
                                                               --------      -------       -------
     Operating profit.......................................      1,781        1,516         1,342
Interest expense............................................        652          645           388
                                                               --------      -------       -------
     Earnings before income tax expense and extraordinary
       loss.................................................      1,129          871           954
Tax expense.................................................        491          377           365
                                                               --------      -------       -------
     Earnings before extraordinary loss.....................        638          494           589
Extraordinary loss, net of income tax benefit...............        (10)        (257)         (124)
                                                               --------      -------       -------
     Net earnings...........................................   $    628      $   237       $   465
                                                               ========      =======       =======
Basic earnings per Common share
     Earnings before extraordinary loss.....................   $   0.77      $  0.61       $  0.82
     Extraordinary loss.....................................      (0.01)       (0.32)        (0.17)
                                                               --------      -------       -------
          Net earnings......................................   $   0.76      $  0.29       $  0.65
                                                               ========      =======       =======
Average number of common shares used in basic calculation...        829          816           718
Diluted earnings per Common Share
     Earnings before extraordinary loss.....................   $   0.74      $  0.58       $  0.79
     Extraordinary loss.....................................      (0.01)       (0.30)        (0.16)
                                                               --------      -------       -------
          Net earnings......................................   $   0.73      $  0.28       $  0.63
                                                               ========      =======       =======
Average number of common shares used in diluted
  calculation...............................................        858          851           744

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended January 29, 2000, January 2, 1999, and December 27, 1997

                                                                1999           1998          1997
(In millions)                                                (52 WEEKS)     (53 weeks)    (52 weeks)
----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net earnings.............................................  $       628    $     237     $     465
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Extraordinary loss....................................           10          257           124
     Depreciation..........................................          861          745           576
     Goodwill amortization.................................          100           92            16
     Deferred income taxes.................................          308          (49)           81
     Other.................................................           (9)         101           (16)
     Changes in operating assets and liabilities net of
       effects from acquisitions of businesses:
       Inventories.........................................         (271)          86          (198)
       Receivables.........................................          (66)         (56)          (76)
       Accounts payable....................................           50           93            65
       Other...............................................          (53)         332            76
                                                             -----------    ---------     ---------
          Net cash provided by operating activities........        1,558        1,838         1,113
                                                             -----------    ---------     ---------
Cash Flows From Investing Activities:
  Capital expenditures.....................................       (1,701)      (1,646)         (942)
  Proceeds from sale of assets.............................          139           96           104
  Payments for acquisitions, net of cash acquired..........         (230)         (86)         (354)
  Other....................................................          (28)         171            14
                                                             -----------    ---------     ---------
          Net cash used by investing activities............       (1,820)      (1,465)       (1,178)
                                                             -----------    ---------     ---------
Cash Flows From Financing Activities:
  Proceeds from issuance of long-term debt.................        1,763        5,307         2,520
  Reductions in long-term debt.............................       (1,469)      (5,089)       (2,411)
  Debt prepayment costs....................................           (2)        (308)         (127)
  Financing charges incurred...............................          (11)        (118)          (33)
  Decrease in book overdrafts..............................          (62)         (44)           (7)
  Proceeds from issuance of capital stock..................           67          122           269
  Treasury stock purchases.................................           (6)        (122)          (85)
  Other....................................................           --           (5)           (8)
                                                             -----------    ---------     ---------
          Net cash provided (used) by financing
            activities.....................................          280         (257)          118
                                                             -----------    ---------     ---------
Net increase in cash and temporary cash investments........           18          116            53
Cash and temporary cash investments:
  Beginning of year........................................          263          183           130
                                                             -----------    ---------     ---------
  End of year..............................................  $       281    $     299     $     183
                                                             ===========    =========     =========
Disclosure of cash flow information:
  Cash paid during the year for interest...................  $       536    $     635     $     402
  Cash paid during the year for income taxes...............  $       113    $     172     $     199
  Non-cash changes related to purchase acquisitions:
     Fair value of assets acquired.........................  $       201    $   2,209     $   1,986
     Goodwill recorded.....................................  $        53    $   2,389     $   1,252
     Value of stock issued.................................  $        --    $    (652)    $    (765)
     Liabilities assumed...................................  $       (19)   $  (3,791)    $  (2,047)

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY (DEFICIT)

Years Ended January 29, 2000, January 2, 1999, and December 27, 1997

                                         COMMON STOCK     ADDITIONAL   TREASURY STOCK    ACCUMULATED
                                        ---------------    PAID-IN     ---------------    EARNINGS
(In millions)                           SHARES   AMOUNT    CAPITAL     SHARES   AMOUNT    (DEFICIT)    TOTAL
-------------------------------------------------------------------------------------------------------------
Balances at December 28, 1996.........   716      $716      $  181       48     $(314)     $(1,123)    $ (540)
Issuance of common stock:
  Stock options exercised.............    14        14          63       --        --           --         77
  KUI acquisition.....................     4         4          32       --        --           --         36
  Hughes acquisition..................    20        20         172       --        --           --        192
  Smith's acquisition.................    66        66         654       --        --           --        720
  Other...............................     2         2          11       --        --           --         13
Treasury stock purchases..............    --        --          --        6       (85)          --        (85)
Tax benefits from exercise of stock
  options.............................    --        --          40       --        --           --         40
Retirement of treasury stock..........   (10)      (10)        (61)     (10)       70           --         (1)
Net earnings..........................    --        --          --       --        --          465        465
                                         ---      ----      ------      ---     -----      -------     ------
Balances at December 27, 1997.........   812       812       1,092       44      (329)        (658)       917
Issuance of common stock:
  Stock options exercised.............    20        20         101       --        --           --        121
  Ralphs acquisition..................    44        44         609       --        --           --        653
  Other...............................    --        --          10       --        --           --         10
Treasury stock purchases..............    --        --          --        6      (122)          --       (122)
Tax benefits from exercise of stock
  options.............................    --        --         101       --        --           --        101
Net earnings..........................    --        --          --       --        --          237        237
                                         ---      ----      ------      ---     -----      -------     ------
Balances at January 2, 1999...........   876       876       1,913       50      (451)        (421)     1,917
Equity changes during transition
  period..............................     1         1          13       --        --           25         39
Issuance of common stock:
  Stock options exercised.............     8         8          69       --        --           --         77
Treasury stock purchases..............    --        --          --       --        (6)          --         (6)
Tax benefits from exercise of stock
  options.............................    --        --          28       --        --           --         28
Net earnings..........................    --        --          --       --        --          628        628
                                         ---      ----      ------      ---     -----      -------     ------
Balances at January 29, 2000..........   885      $885      $2,023       50     $(457)     $   232     $2,683
                                         ===      ====      ======      ===     =====      =======     ======

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts are in millions except per share amounts.

1.  ACCOUNTING POLICIES
      The following is a summary of the significant accounting policies followed in preparing these financial statements:

  Basis of Presentation and Principles of Consolidation
      The accompanying financial statements include the consolidated accounts of The Kroger Co. and its subsidiaries ("Kroger"), and Fred Meyer, Inc. and its subsidiaries ("Fred Meyer") which were merged with Kroger on May 27, 1999 (See Business Combinations). Fred Meyer amounts included in the consolidated financial statements as of January 2, 1999 and December 27, 1997 and for the two years ended January 2, 1999 relate to Fred Meyer's fiscal years ended January 30, 1999 and January 31, 1998, respectively. Significant intercompany transactions and balances have been eliminated.

  Transition Period
      On January 6, 1999, we changed our fiscal year-end to the Saturday nearest January 31 of each year. This change is disclosed in our Current Report on Form 8-K dated January 6, 1999. We filed separate audited financial statements covering the transition period from January 3, 1999 to January 30, 1999 on a Current Report on Form 8-K dated May 10, 1999. These financial statements include Kroger and its consolidated subsidiaries before the merger with Fred Meyer. During the transition period we had sales of $2,160, costs and expenses of $2,135, and net earnings of $25.

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

  Inventories
      Inventories are stated at the lower of cost (principally LIFO) or market. Approximately 97% of inventories for 1999 and 1998 were valued using the LIFO method. Cost for the balance of the inventories is determined using the FIFO method. Replacement cost is higher than the carrying amount by $501 at January 29, 2000 and $530 at January 2, 1999.

  Property, Plant and Equipment
      Property, plant and equipment are stated at cost. Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or remaining terms of leases. Buildings and land improvements are depreciated based on lives varying from 10 to 40 years. Equipment depreciation is based on lives varying from three to 15 years. Leasehold improvements are amortized over their useful lives, which vary from four to 25 years. Depreciation expense was $861 in 1999, $745 in 1998, and $576 in 1997.
      Interest costs on significant projects constructed for the Company's own use are capitalized as part of the costs of the newly constructed facilities. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in earnings.


  Goodwill
      Goodwill is generally being amortized on a straight-line basis over 40 years. Accumulated amortization was approximately $215 at January 29, 2000 and $115 at January 2, 1999.

  Impairment of Long-Lived Assets
      The Company reviews and evaluates long-lived assets for impairment when events or circumstances indicate costs may not be recoverable. The net book value of long-lived assets is compared to expected undiscounted future cash flows. An impairment loss would be recorded for the excess of net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows.

  Interest Rate Protection Agreements
      The Company uses interest rate swaps, caps, and collars to hedge a portion of its borrowings against changes in interest rates. The interest differential to be paid or received is accrued as interest expense.

  Deferred Income Taxes
      Deferred income taxes are recorded to reflect the tax consequences of differences between the tax bases of assets and liabilities and their financial reporting bases. See footnote six for the types of differences that give rise to significant portions of deferred income tax assets and liabilities. Deferred income taxes are classified as a net current or noncurrent asset or liability based on the classification of the related asset or liability for financial reporting purposes. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date.

  Advertising Costs
      The Company's advertising costs are expensed as incurred and included in merchandise costs in the Consolidated Statement of Income. Advertising expenses amounted to $511 in 1999, $489 in 1998 and $375 in 1997.

  Comprehensive Income
      The Company has no items of other comprehensive income in any period presented. Therefore, net earnings as presented in the Consolidated Statement of Income equals comprehensive income.

  Consolidated Statement of Cash Flows
      For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments. Book overdrafts, which are included in accounts payable, represent disbursements that are funded as the item is presented for payment.

  Stock Split
      On May 20, 1999 the Company announced a distribution in the nature of a two-for-one stock split, to shareholders of record of common stock on June 7, 1999. All share and per-share amounts in the accompanying consolidated financial statements have been retroactively restated to give effect to the stock split.

  Segments
      The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores in the Midwest, South and West. The Company's retail operations, which represent approximately 98% of consolidated sales, is its only reportable segment. All of the Company's operations are domestic.

2.  BUSINESS COMBINATIONS

      On May 27, 1999 Kroger issued 312 shares of Kroger common stock in connection with a merger, for all of the outstanding common stock of Fred Meyer Inc., which operates stores primarily in the Western region of the United States. On March 9, 1998, Fred Meyer issued 82 shares of Fred Meyer common stock in connection with a merger, for all of the outstanding stock of Quality Food Centers, Inc. ("QFC"), a supermarket chain operating in the Seattle/Puget Sound region of Washington state, and in Southern California. The mergers were accounted for as poolings of interests, and the accompanying financial statements have been restated to give effect to the consolidated results of Kroger, Fred Meyer and QFC for all years presented.

      On March 10, 1998, Fred Meyer acquired Food 4 Less Holdings, Inc. ("Ralphs/Food 4 Less"), a supermarket chain operating primarily in Southern California by issuing 44 shares of common stock to the Ralphs/Food 4 Less stockholders. The acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of Ralphs/Food 4 Less from the date of acquisition.

      On September 9, 1997, Fred Meyer acquired Smith's, a regional supermarket and drug store chain operating in the Intermountain and Southwestern regions of the United States, by issuing 66 shares of common stock to the Smith's stockholders. The acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of Smith's from the date of acquisition.

      On March 19, 1997, QFC acquired the principal operations of Hughes Markets, Inc. ("Hughes"), a supermarket chain operating in Southern California and its indirect 50% interest in Santee Dairy, one of the largest dairy plants in California. The merger was effected through the acquisition of 100% of the outstanding voting securities of Hughes for approximately $361 cash, 20 shares of common stock, and the assumption of $33 of indebtedness of Hughes. The acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of Hughes from the date of acquisition.

      On February 14, 1997, QFC acquired the principal operations of Keith Uddenberg, Inc. ("KUI"), a supermarket chain operating in the western and southern Puget Sound region of Washington. The merger was effected through the acquisition of the outstanding voting securities of KUI for $35 cash, 4 shares of common stock and the assumption of approximately $24 of indebtedness of KUI. The acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of KUI form the date of acquisition.

      The accompanying Consolidated Financial Statements reflect the consolidated results as follows:

                                                                Kroger      Fred Meyer    Consolidated
                                                              Historical    Historical      Company
------------------------------------------------------------------------------------------------------
1999
Subsequent to Consummation date
  Sales.....................................................   $    --       $    --        $31,859
  Extraordinary loss, net of income tax benefit.............   $    --       $    --        $   (10)
  Net Earnings..............................................   $    --       $    --        $   421
  Diluted earnings per common share.........................   $    --       $    --        $  0.49
1999
Prior to Consummation date*
  Sales.....................................................   $ 8,789       $ 4,704        $13,493
  Extraordinary loss, net of income tax benefit.............   $    --       $    --        $    --
  Net Earnings..............................................   $   176       $    31        $   207
  Diluted earnings per common share.........................   $  0.33       $  0.09        $  0.24

                                                                Kroger      Fred Meyer    Consolidated
                                                              Historical    Historical      Company
------------------------------------------------------------------------------------------------------
1998
  Sales.....................................................   $28,203       $14,879        $43,082
  Extraordinary loss, net of income tax benefit.............   $   (39)      $  (218)       $  (257)
  Net Earnings..............................................   $   411       $  (174)       $   237
  Diluted earnings per common share.........................   $  0.78       $ (0.55)       $  0.28
1997
  Sales.....................................................   $26,567       $ 7,360        $33,927
  Extraordinary loss, net of income tax benefit.............   $   (32)      $   (92)       $  (124)
  Net Earnings..............................................   $   412       $    53        $   465
  Diluted earnings per common share.........................   $  0.79       $  0.24        $  0.63

--------------------------------------------------------------------------------
* The period prior to consummation date represents amounts for the first quarter ended May 22, 1999, as this was the period ended closest to the consummation date.

3.  MERGER RELATED COSTS AND ONE TIME EXPENSES

  MERGER RELATED COSTS
      We are continuing the process of implementing our integration plan relating to recent mergers. The integration plan includes distribution consolidation, systems integration, store conversions, transaction costs, store closures, and administrative integration. Total merger related costs incurred were $383 in 1999 and $269 in 1998. We did not incur any merger related costs during 1997.

      The following table presents the components of the merger related costs:

                                                              1999    1998
--------------------------------------------------------------------------
CHARGES RECORDED AS CASH EXPENDED
  Distribution consolidation................................  $ 30    $ 16
  Systems integration.......................................    85      50
  Store conversions.........................................    51      48
  Transaction costs.........................................    93      34
  Administration integration................................    19      12
                                                              ----    ----
                                                               278     160
NONCASH ASSET WRITEDOWN
  Distribution consolidation................................    --      29
  Systems integration.......................................     3      26
  Store conversions.........................................    10      --
  Store closures............................................     4      25
  Administration integration................................    27       3
                                                              ----    ----
                                                                44      83
ACCRUED CHARGES
  Distribution consolidation................................  $  5    $ --
  Systems integration.......................................     1       1
  Transaction costs.........................................    --       6
  Store closures............................................     8       7
  Administration integration................................    47      12
                                                              ----    ----
                                                                61      26
                                                              ----    ----
Total merger related costs..................................  $383    $269
                                                              ====    ====

                                                              1999    1998
--------------------------------------------------------------------------
TOTAL CHARGES
  Distribution consolidation................................  $ 35    $ 45
  Systems integration.......................................    89      77
  Store conversions.........................................    61      48
  Transaction costs.........................................    93      40
  Store closures............................................    12      32
  Administration integration................................    93      27
                                                              ----    ----
Total merger related costs..................................  $383    $269
                                                              ====    ====

  Distribution Consolidation
      Represents costs to consolidate manufacturing and distribution operations and eliminate duplicate facilities. During 1999, approximately $30 of these costs was recorded as cash was expended. These costs include approximately $20 of Tolleson warehouse expenses. Severance costs of $5 were accrued during 1999 for distribution employees in Phoenix. The 1998 costs include a $29 writedown to estimated net realizable value of the Hughes distribution center in Southern California. The facility was sold in March 2000. The 1998 costs also include $13 for incremental labor incurred during the closing of the distribution center and other incremental costs incurred as part of the realignment of the Company's distribution system.

  Systems Integration
      Represents the costs of integrating systems and the related conversions of corporate office and store systems. Charges recorded as cash was expended totaled $85 and $50 in 1999 and 1998, respectively. These costs represent incremental operating costs, principally labor, during the conversion process, payments to third parties, and training costs. The 1998 costs include a $26 writedown of computer equipment and related software that has been abandoned and the depreciation associated with computer equipment at QFC which is being written off over 18 months at which time it will be abandoned.

  Store Conversions
      Includes the cost to convert store banners. In 1999, $51 represented cash expenditures, and $10 represented asset write-offs. In 1998, all costs represented incremental cash expenditures for advertising and promotions to establish the banner, changing store signage, labor required to remerchandise the store inventory and other services that were expensed as incurred.

  Transaction Costs
      Represents fees paid to outside parties, employee bonuses that were contingent upon the completion of the mergers, and an employee stay bonus program. The Company incurred costs totaling $93 and $40 for 1999 and 1998, respectively, related primarily to professional fees and employee bonuses recorded as the cash was expended.

  Store Closures
      Includes the costs to close stores identified as duplicate facilities and to sell stores pursuant to settlement agreements. 1999 costs of $8 were accrued to close seven stores identified as duplicate facilities and to sell three stores pursuant to a settlement with the Federal Trade Commission ("FTC Stores"). Included in 1998 amounts were costs to close four stores identified as duplicate facilities and to sell three stores pursuant to a settlement agreement with the State of California ("AG Stores"). The asset writedown of $25 in 1998 relates to certain California stores. Termination costs totaling $7 were accrued in 1998.

  Administration Integration
      This represents $19 of severance and travel and consulting services related to integration work; $27 of asset write downs including video tapes and equipment used in the Company's stores; and $47 of accrued expenses. The accrued expenses include an obligation to make a charitable contribution (within seven years from the date of the Fred Meyer merger) as required by the merger agreement, a restricted stock award related to the achievement of expected merger synergy benefits, and severance costs for certain Fred Meyer executives who informed the Company of their intention to leave, which have subsequently been paid.

  One-Time Expenses
      During 1999, we incurred one-time expenses of $85 associated with costs related to recent mergers. These expenses are included in merchandise costs, $58, and operating, general and administrative expenses, $27.

      During 1998, we incurred a one-time expense associated with logistics projects. This expense included the costs associated with ending a joint venture related to a warehouse operation that formerly served our Michigan stores and several independent customers. The warehouse is now operated by a third party that distributes our inventory to our Michigan stores. These expenses also included the transition costs related to one of our new warehouses, and one new warehouse facility operated by an unaffiliated entity that provides services to us. These costs included carrying costs of the facilities idled as a result of these new warehouses and the associated employee severance costs. Additionally, in the second quarter of 1998, the Company incurred one-time expenses associated with accounting, data, and operations consolidations in Texas. These included the costs of closing eight stores and relocating the remaining Dallas office employees to a smaller facility. These expenses, which included non-cash asset writedowns, were included in operating, general and administrative expenses. These expenses include an amount for estimated rent or lease termination costs that will be paid on closed stores through 2013. The "Other" column in the table below details the activity for amounts accrued related to these one-time expenses. The remaining balance at January 29, 2000 represents $2 of idled warehouse facilities that will be paid through 2001 and $7 of estimated rent or lease termination costs that will be paid on closed stores through 2013.

      A summary of changes in accruals related to various business combinations and other one-time expenses follows:

                                                   FACILITY       EMPLOYEE     INCENTIVE AWARDS
                                                 CLOSURE COSTS    SEVERANCE    AND CONTRIBUTIONS    OTHER
                                                 -------------    ---------    -----------------    -----
Balance at December 28, 1996...................      $ --            $--             $ --            $--
  Additions....................................        23              9               --             --
  Payments.....................................        (4)            (1)              --             --
                                                     ----            ---             ----            ---
Balance at December 27, 1997...................        19              8               --             --
  Additions....................................       129             41               --             35
  Payments.....................................       (15)           (16)              --            (16)
  Adjustments..................................        --             (3)              --             --
                                                     ----            ---             ----            ---
Balance at January 2, 1999.....................       133             30               --             19
  Additions....................................         8             24               29             --
  Payments.....................................       (11)           (25)              --            (10)
                                                     ----            ---             ----            ---
Balance at January 29, 2000....................      $130            $29             $ 29            $ 9
                                                     ====            ===             ====            ===

4.  ACCOUNTING CHANGE

      In the second quarter of 1998, Kroger changed its application of the Last-In, First-Out, or LIFO method of accounting for store inventories from the retail method to the item cost method. The change was made to more accurately reflect inventory value by eliminating the averaging and estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 1997 cannot be determined. The effect of the change on the December 28, 1997 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in restated results for the quarter ended March 21, 1998. This change increased merchandise costs by $90 and reduced earnings before extraordinary loss and net earnings by $56, or $0.07 per diluted share. We have not calculated the pro forma effect on prior periods because cost information for these periods is not determinable. The item cost method did not have a material impact on earnings subsequent to its initial adoption.

5.  PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment, net consists of:

                                                               1999      1998
                                                              ----------------
Land........................................................  $1,071    $  979
Buildings and land improvements.............................   2,753     2,479
Equipment...................................................   6,014     5,288
Leasehold improvements......................................   1,970     1,692
Construction-in-progress....................................     712       492
Leased property under capital leases........................     522       468
                                                              ------    ------
                                                              13,042    11,398
Accumulated depreciation and amortization...................  (4,767)   (4,178)
                                                              ------    ------
                                                              $8,275    $7,220
                                                              ======    ======

      Accumulated depreciation for leased property under Capital Leases was $195 at January 29, 2000 and $161 at January 2, 1999.

      Approximately $258 and $271, original cost, of Property, Plant and Equipment collateralizes certain mortgage obligations at January 29, 2000 and January 2, 1999, respectively.

6.  TAXES BASED ON INCOME

      The provision for taxes based on income consists of:

                                                              1999     1998     1997
                                                              -----------------------
Federal
  Current...................................................  $ 134    $ 406    $ 254
  Deferred..................................................    308      (49)      81
                                                              -----    -----    -----
                                                                442      357      335
State and local.............................................     49       20       30
                                                              -----    -----    -----
                                                                491      377      365
Tax benefit from extraordinary loss.........................     (6)    (162)     (77)
                                                              -----    -----    -----
                                                              $ 485    $ 215    $ 288
                                                              =====    =====    =====

      A reconciliation of the statutory federal rate and the effective rate follows:

                                                              1999     1998     1997
                                                              -----------------------
Statutory rate..............................................   35.0%    35.0%    35.0%
State income taxes, net of federal tax benefit..............    2.9      3.8      2.8
Non-deductible goodwill.....................................    2.7      3.2      0.6
Other, net..................................................    3.0      1.3     (0.1)
                                                              -----    -----    -----
                                                               43.6%    43.3%    38.3%
                                                              =====    =====    =====

      The tax effects of significant temporary differences that comprise deferred tax balances were as follows:

                                                              1999     1998
----------------------------------------------------------------------------
Current deferred tax assets:
  Depreciation..............................................  $   8    $  35
  Insurance related costs...................................     68       72
  Net operating loss carryforwards..........................    176      138
  Other.....................................................     12      107
                                                              -----    -----
          Total current deferred tax assets.................    264      352
                                                              -----    -----
Current deferred tax liabilities:
  Compensation related costs................................    (38)     (34)
  Inventory related costs...................................    (54)     (34)
                                                              -----    -----
          Total current deferred tax liabilities............    (92)     (68)
                                                              -----    -----
Current deferred taxes, net included in prepaid and other
  current assets............................................  $ 172    $ 284
                                                              =====    =====
Long-term deferred tax assets:
  Compensation related costs................................  $ 148    $ 146
  Insurance related costs...................................     86       92
  Lease accounting..........................................     60       58
  Net operating loss carryforwards..........................    178      319
  Other.....................................................     40       23
                                                              -----    -----
                                                                512      638
  Valuation allowance.......................................   (157)    (157)
                                                              -----    -----
          Long-term deferred tax assets, net................    355      481
                                                              -----    -----
Long-term deferred tax liabilities:
  Depreciation..............................................   (465)    (407)
                                                              -----    -----
          Total long-term deferred tax liabilities..........   (465)    (407)
                                                              -----    -----
Long-term deferred taxes, net...............................  $(110)   $  74
                                                              =====    =====

      Long-term deferred taxes, net are included in other liabilities at January 29, 2000 and other assets at January 2, 1999.

      At January 29, 2000, the Company had net operating loss carryforwards for federal income tax purposes of $970 which expire from 2004 through 2017. In addition, the Company had net operating loss carryforwards for state income tax purposes of $351 which expire from 2000 through 2017. The utilization of certain of the Company's net operating loss carryforwards may be limited in a given year.

      At January 29, 2000, the Company had federal and state Alternative Minimum Tax Credit carryforwards of $10 and $2, respectively. In addition, the Company has Other Federal and State credits of $3 and $14, respectively, which expire from 2000 through 2017. The utilization of certain of the Company's credits may be limited in a given year.

7.  DEBT OBLIGATIONS

      Long-term debt consists of:

                                                               1999      1998
                                                              ------    ------
Senior Credit Facility......................................  $1,362    $3,010
Credit Agreement............................................   1,459       844
6.34% to 11.25% Senior Notes and Debentures due through
  2029......................................................   4,822     3,475
7.0% to 10.25% mortgages due in varying amounts through
  2017......................................................     473       465
Other.......................................................     465       365
                                                              ------    ------
Total debt..................................................   8,581     8,159
Less current portion........................................     536       311
                                                              ------    ------
Total long-term debt........................................  $8,045    $7,848
                                                              ======    ======

      In conjunction with the acquisitions of QFC and Ralphs/Food 4 Less in March 1998, Fred Meyer entered into new financing arrangements that refinanced a substantial portion of Fred Meyer's debt. The Senior Credit Facility provides for a $1,875 five-year revolving credit agreement and a five-year term note. During 1999, capacity under the term note was permanently reduced by $1,450. Borrowings under the term note at year-end were $175. All indebtedness under the Senior Credit Facility is guaranteed by some of the Company's subsidiaries and collateralized by the stock of those subsidiaries that were guarantors prior to the Kroger/Fred Meyer merger. The revolving portion of the Senior Credit Facility is available for general corporate purposes, including the support of Fred Meyer's commercial paper program. Commitment fees are charged at .20% on the unused portion of the five-year revolving credit facility. Interest on the Senior Credit Facility is at adjusted LIBOR plus a margin of .425%. At January 29, 2000, the weighted average interest rate on both the five year term note and the amounts outstanding under the revolving credit facility was 6.52%. The Senior Credit Facility requires the Company to comply with certain ratios related to indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") and fixed charge coverage. In addition, the Senior Credit Facility limits dividends on and redemption of capital stock. The Company may prepay the Senior Credit Facility, in whole or in part, at any time, without a prepayment penalty.

      The Company also has a $1,500 Five Year Credit Agreement and a 364-Day Credit Agreement (collectively the "Credit Agreement"). The Five Year facility terminates on May 28, 2002 unless extended or earlier terminated by the Company. The 364-Day Credit Agreement would have terminated in May 1999, but was extended as a $430 facility. The 364-Day facility terminates on May 24, 2000 unless extended, converted into a two year term loan, or earlier terminated by the Company. Borrowings under the Credit Agreement bear interest at the option of the Company at a rate equal to either (i) the highest, from time to time, of (A) the base rate of Citibank, N.A., (B) 1/2% over a moving average of secondary market morning offering rates for three month certificates of deposit adjusted for reserve requirements, and (C) 1/2% over the federal funds rate or (ii) an adjusted Eurodollar rate based upon the London Interbank Offered Rate ("Eurodollar Rate") plus an Applicable Margin. In addition, the Company pays a Facility Fee in connection with the Credit Facility. Both the Applicable Margin and the Facility Fee vary based on the Company's achievement of a financial ratio. At January 29, 2000, the Applicable Margin for the 364-Day facility was
 .525% and for the Five-Year facility was .475%. The Facility Fee for the 364-Day facility was .10% and for the Five-Year facility was .15%. The Credit Agreement contains covenants which among other things, restrict dividends and require the maintenance of certain financial ratios, including fixed charge coverage ratios and leverage ratios. The Company may prepay the Credit
Agreement, in whole or in part, at any time, without a prepayment penalty.

      In December 1998, the Senior Credit Facility and the Credit Agreement were amended to permit the merger of Kroger and Fred Meyer (See note 2). The amendments, which became effective when the merger was completed, increased interest rates on the Credit Agreement to market rates and changed the covenants in the Senior Credit Facility to parallel those in the Credit Agreement.

      Unrated commercial paper borrowings of $384 and borrowings under money market lines of $155 at January 29, 2000 have been classified as long-term because the Company expects that during 1999 these borrowings will be refinanced using the same type of securities. Additionally, the Company has the ability to refinance these borrowings on a long-term basis and has presented the amounts as outstanding under the Credit Agreement or the Senior Credit Facility. The money market lines, which generally have terms of approximately one year, allow the Company to borrow from the banks at mutually agreed upon rates, usually below the rates offered under the Senior Credit Facility.

      All of the Senior Notes and Debentures are subject to early redemption at varying times and premiums beginning in 2000. In addition, subject to certain conditions, some of the Company's publicly issued debt will be subject to redemption, in whole or in part, at the option of the holder upon the occurrence of a redemption event, upon not less than five days' notice prior to the date of redemption, at a redemption price equal to the default amount, plus a specified premium. "Redemption Event" is defined in the indentures as the occurrence of
(i) any person or group, together with any affiliate thereof, beneficially owning 50% or more of the voting power of the Company or (ii) any one person or group, or affiliate thereof, succeeding in having a majority of its nominees elected to the Company's Board of Directors, in each case, without the consent of a majority of the continuing directors of the Company.

      The aggregate annual maturities and scheduled payments of long-term debt for the five years subsequent to 1999 are:

  2000.......................................................  $  536
  2001.......................................................  $  305
  2002.......................................................  $1,588
  2003.......................................................  $1,663
  2004.......................................................  $  283

      The extraordinary losses in 1999, 1998, and 1997 relate to premiums paid to retire certain indebtedness early and the write-off of deferred financing costs.

8.  INTEREST RATE PROTECTION PROGRAM

      The Company has historically used derivatives to limit its exposure to rising interest rates. During 1999, as a result of the merger with Fred Meyer, the nature and magnitude of the Company's debt portfolio changed significantly, including a permanent reduction in the combined Company's variable rate borrowings. This fundamental change in the Company's debt portfolio resulted in the existing derivative portfolio no longer being aligned with the debt portfolio and prompted the Company to eliminate all existing interest rate swap and cap agreements, at a cost of $17.

      Going forward, the Company's program relative to interest rate protection primarily contemplates fixing the rates on variable rate debt. To do this, the Company uses the following guidelines: (i) use average daily bank balance to determine annual debt amounts subject to interest rate exposure, (ii) limit the annual amount of debt subject to interest rate reset and the amount of floating rate debt to a combined total of $2,300 or less by April of 2000, (iii) include no leveraged products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status.

      The Company reviews compliance with these guidelines annually with the Financial Policy Committee of the Board of Directors. In addition, the Company's internal auditors review compliance with these guidelines on an annual basis. The guidelines may change as the Company's business needs dictate.

      The table below indicates the types of swaps used, their duration, and their respective interest rates. The variable component of each interest rate derivative is based on the six month LIBOR using the forward yield curve as of January 29, 2000.

                                                              1999    1998
                                                              ----    ----
Receive fixed swaps
  Notional amount...........................................  $ --    $785
  Duration in years.........................................    --     2.0
  Average receive rate......................................    --    6.50%
  Average pay rate..........................................    --    5.30%

Receive variable swaps
  Notional amount...........................................  $300    $925
  Duration in years.........................................   1.9     2.4
  Average receive rate......................................  6.36%   5.57%
  Average pay rate..........................................  6.66%   7.09%

      In addition, as of January 29, 2000, the Company has an interest rate collar on a notional amount of $300 million with a maturity date of July 24, 2003. Every three months, actual three month LIBOR is reviewed and the collar has the following impact on the Company for the notional amount.

        - If the three month LIBOR is less than or equal to 4.10%, the Company pays 5.50% for that three month period;

        - If the three month LIBOR is greater than 4.10% and less than or equal to 6.50%, the Company is exposed to floating interest rates for that three month period;

        - If the three month LIBOR is greater than 6.50% and less than 7.50%, the Company pays 6.50%; and

        - If the three month LIBOR is greater than or equal to 7.50%, the Company is exposed to floating interest rates for that three month period.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

  Cash, Receivables, Prepaid and Other Current Assets, Other Long-term Assets, Accounts Payable, Accrued Salaries and Wages, Other Current Liabilities, and Other Long-term Liabilities
      The carrying amounts of these items approximate fair value.

  Long-term Investments
      The fair values of these investments are estimated based on quoted market prices for those or similar investments.

  Long-term Debt
      The fair value of the Company's long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar issues. The carrying value of $2,821 of long-term debt outstanding under the Company's Credit Agreement and Senior Credit Facility approximates fair value.

  Interest Rate Protection Agreements
      The fair value of these agreements is based on the net present value of the future cash flows using the forward interest rate yield curve in effect at the respective year-end.
      The estimated fair values of the Company's financial instruments are as follows:

                                                        1999                        1998
                                              ------------------------    ------------------------
                                                            ESTIMATED                   Estimated
                                               CARRYING        FAIR        CARRYING        FAIR
                                                VALUE         VALUE         VALUE         VALUE
                                              ----------    ----------    ----------    ----------
Long-term investments for which it is
  Practicable...............................  $      100    $      103    $       96    $       97
  Not Practicable...........................  $        4            --    $        9    $       --

Long-term debt for which it is
  Practicable...............................  $   (7,904)   $   (7,752)   $   (7,687)   $   (7,973)
  Not Practicable...........................  $     (677)           --    $     (472)   $       --

Interest Rate Protection Agreements
  Receive fixed swaps.......................  $       --    $        2    $       --    $       22
  Receive variable swaps....................          --            --            --           (43)
  Interest rate collar......................          --             1            --            (6)
                                              ----------    ----------    ----------    ----------
                                              $       --    $        3    $       --    $      (27)
                                              ==========    ==========    ==========    ==========

      The use of different assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could actually realize. In addition, the Company is not subjected to a concentration of credit risk related to these instruments.
      The investments for which it was not practicable to estimate fair value relate to equity investments accounted for under the equity method and investments in real estate development partnerships for which there is no market. The long-term debt for which it was not practicable to estimate fair value relates to industrial revenue bonds, certain mortgages and other notes for which there is no market.

10.  LEASES

      The Company operates primarily in leased facilities. Lease terms generally range from 10 to 25 years with options to renew for varying terms. Terms of certain leases include escalation clauses, percentage rents based on sales, or payment of executory costs such as property taxes, utilities, or insurance and maintenance. Portions of certain properties are subleased to others for periods from one to 20 years.
      Rent expense (under operating leases) consists of:

                                                                1999        1998        1997
                                                              --------    --------    --------
Minimum rentals.............................................  $    731    $    683    $    515
Contingent payments.........................................        15          18          14
Sublease income.............................................       (94)        (82)        (64)
                                                              --------    --------    --------
                                                              $    652    $    619    $    465
                                                              ========    ========    ========

      Minimum annual rentals for the five years subsequent to 1999 and in the aggregate are:

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
2000........................................................   $ 85       $  741
2001........................................................     73          701
2002........................................................     67          672
2003........................................................     63          609
2004........................................................     59          575
Thereafter..................................................    556        5,220
                                                               ----       ------
                                                                903       $8,518
                                                                          ======
Less estimated executory costs included in capital leases...     14
                                                               ----
Net minimum lease payments under capital leases.............    889
Less amount representing interest...........................    461
                                                               ----
Present value of net minimum lease payments under capital
  leases....................................................   $428
                                                               ====

      Total future minimum rentals under noncancellable subleases at January 29, 2000 were $452.

      The current and long-term portions of obligations under capital leases are included in other current liabilities and other long-term liabilities on the balance sheet.

      On March 11, 1998, the Company entered into a $500 five-year synthetic lease credit facility that refinanced $303 in existing lease financing facilities. Lease payments are based on LIBOR applied to the utilized portion of the facility. As of January 29, 2000, the Company had utilized $462 of the facility, which matures March 2003.

11.  EARNINGS PER COMMON SHARE

      Basic earnings per common share equals net earnings divided by the weighted average number of common shares outstanding. Diluted earnings per common share equals net earnings divided by the weighted average number of common shares outstanding after giving effect to dilutive stock options and warrants.
      The following table provides a reconciliation of earnings before extraordinary loss and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

                                     FOR THE YEAR ENDED            For the year ended            For the year ended
                                      JANUARY 29, 2000               January 2, 1999              December 27, 1997
                                ----------------------------   ---------------------------   ---------------------------
                                 INCOME     SHARES     PER-    Income     Shares     Per-    Income     Shares     Per-
                                (NUMER-    (DENOMI-   SHARE    (Numer-   (Denomi-   Share    (Numer-   (Denomi-   Share
                                 ATOR)      NATOR)    AMOUNT    ator)     nator)    Amount    ator)     nator)    Amount
                                --------   --------   ------   -------   --------   ------   -------   --------   ------
Basic EPS.....................  $    638       829    $0.77     $494       816      $0.61     $589       718      $0.82
Dilutive effect of stock
  option awards...............                  29                          35                            26
                                --------   -------              ----       ---                ----       ---
Diluted EPS...................  $    638       858    $0.74     $494       851      $0.58     $589       744      $0.79
                                ========   =======              ====       ===                ====       ===

      At January 29, 2000, there were options outstanding for approximately 18.2 shares of common stock that were excluded from the computation of diluted EPS. These shares were excluded because their inclusion would have had an antidilutive effect on EPS. There were no items that would have had an antidilutive effect at January 2, 1999 or December 27, 1997.

      On May 20, 1999, the Company announced a two-for-one stock split, to shareholders of record of common stock on June 7, 1999. All share amounts prior to this date have been restated to reflect the split.

12.  STOCK OPTION PLANS
      The Company grants options for common stock to employees under various plans, as well as to its non-employee directors owning a minimum of one-thousand shares of common stock of the Company, at an option price equal to the fair market value of the stock at the date of grant. In addition to cash payments, the plans provide for the exercise of options by exchanging issued shares of stock of the Company. At January 29, 2000, 21.6 shares of common stock were available for future options. Options generally will expire 10 years from the date of grant. Options vest in one year to five years or, for certain options, upon the Company's stock reaching certain pre-determined market prices within ten years from the date of grant. All grants outstanding become immediately exercisable upon certain changes of control of the Company.

      Changes in options outstanding under the stock option plans, excluding restricted stock grants, were:

                                                              SHARES SUBJECT    WEIGHTED AVERAGE
                                                                TO OPTION        EXERCISE PRICE
                                                              --------------    ----------------
                                                              (IN MILLIONS)
Outstanding, year-end 1996..................................       71.6              $ 6.21
Granted.....................................................       16.6              $12.84
Options of an acquired company..............................        3.0              $ 3.67
Exercised...................................................      (14.6)             $ 5.17
Canceled or expired.........................................       (1.0)             $ 6.46
                                                                  -----
Outstanding, year-end 1997..................................       75.6              $ 7.75
Granted.....................................................       10.0              $20.55
Exercised...................................................      (19.0)             $ 6.30
Canceled or expired.........................................       (1.0)             $13.63
                                                                  -----
Outstanding, year-end 1998..................................       65.6              $10.20
Exercised during transition period..........................       (1.0)             $ 6.16
Granted.....................................................       11.3              $26.97
Exercised...................................................       (7.3)             $ 9.19
Canceled or Expired.........................................       (2.6)             $19.76
                                                                  -----
Outstanding, year-end 1999..................................       66.0              $12.75
                                                                  =====

      A summary of options outstanding and exercisable at January 29, 2000 follows:

                                     WEIGHTED-
                                      AVERAGE
   RANGE OF          NUMBER          REMAINING       WEIGHTED-AVERAGE       OPTIONS        WEIGHTED-AVERAGE
EXERCISE PRICES    OUTSTANDING    CONTRACTUAL LIFE    EXERCISE PRICE      EXERCISABLE       EXERCISE PRICE
---------------------------------------------------------------------   -----------------------------------
                  (IN MILLIONS)      (IN YEARS)                          (IN MILLIONS)
$ 2.91 - $ 5.86       17.8              2.76              $ 4.96              17.7              $ 4.96
$ 5.92 - $10.38       20.7              5.98              $ 8.39              19.5              $ 8.39
$10.46 - $17.97       11.2              7.56              $14.73               5.9              $14.14
$18.23 - $25.03        6.1              8.27              $22.30               1.8              $22.25
$26.45 - $31.91       10.2              9.30              $27.20               0.1              $27.24
                      ----                                                    ----
$ 2.91 - $31.91       66.0              6.11              $12.75              45.0              $ 8.37
                      ====                                                    ====

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and diluted earnings per common share would have been reduced to the pro forma amounts below:

                                                       1999                 1998                 1997
                                                ------------------   ------------------   ------------------
                                                ACTUAL   PRO FORMA   Actual   Pro Forma   Actual   Pro Forma
                                                ------   ---------   ------   ---------   ------   ---------
Net earnings................................    $ 628      $ 590     $ 237      $ 195     $ 465      $ 425
Diluted earnings per common share...........    $0.73      $0.69     $0.28      $0.23     $0.63      $0.57

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on historical assumptions from each respective company shown in the table below. These amounts reflected in this proforma disclosure are not indicative of future amounts. The following table reflects the assumptions used for grants awarded in each year to option holders of the respective companies:

                                                                   1999         1998        1997
                                                                -----------   ---------   ---------
Kroger
------
Weighted average expected volatility (based on historical
  volatility)...............................................          26.23%      26.60%      24.00%
Weighted average risk-free interest rate....................           6.64%       4.60%       5.70%
Expected term...............................................      8.0 YEARS   7.8 years   5.4 years
Fred Meyer
----------
Weighted average expected volatility (based on historical
  volatility)...............................................            N/A       39.37%      33.67%
Weighted average risk-free interest rate....................            N/A        5.32%       6.10%
Expected term...............................................            N/A   5.0 years   5.0 years
QFC
---
Weighted average expected volatility (based on historical
  volatility)...............................................            N/A         n/a       43.50%
Weighted average risk-free interest rate....................            N/A         n/a        5.50%
Expected term...............................................            N/A         n/a   5.0 years

      The weighted average fair value of options granted during 1999, 1998, and 1997 was $12.93, $9.87, and $5.86, respectively.

13.  CONTINGENCIES

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

      Litigation -- The Company is involved in various legal actions arising in the normal course of business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

      Purchase Commitment -- The Company indirectly owns a 50% interest in the Santee Dairy ("Santee") and has a 10-year product supply agreement with Santee that requires the Company to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became excess capacity and a duplicate facility. The Company is currently engaged in efforts to dispose of its interest in Santee, which may result in a loss.

14.  WARRANT DIVIDEND PLAN

      On February 28, 1986, the Company adopted a warrant dividend plan providing for stock purchase rights to owners of the Company's common stock. The plan was amended and restated as of April 4, 1997 and further amended on October 18, 1998. Each share of common stock currently has attached one-half of a right. Each right, when exercisable, entitles the holder to purchase from the Company one ten-thousandth of a share of Series A Preferred Shares, par value $100 per share, at $87.50 per one ten-thousandth of a share. The rights will become exercisable, and separately tradable, ten business days following a tender offer or exchange offer resulting in a person or group having beneficial ownership of 10% or more of the Company's common stock. In the event the rights become exercisable and thereafter the Company is acquired in a merger or other business combination, each right will entitle the holder to purchase common stock of the surviving corporation, for the exercise price, having a market value of twice the exercise price of the right. Under certain other circumstances, including certain acquisitions of the Company in a merger or other business combination transaction, or if 50% or more of the Company's assets or earnings power are sold under certain circumstances, each right will entitle the holder to receive upon payment of the exercise price, shares of common stock of the acquiring company with a market value of two times the exercise price. At the Company's option, the rights, prior to becoming exercisable, are redeemable in their entirety at a price of $0.01 per right. The rights are subject to adjustment and expire March 19, 2006.

15.  BENEFIT PLANS

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

      Information with respect to change in benefit obligation, change in plan assets, net amounts recognized at end of year, weighted average assumptions and components of net periodic benefit cost follow:

                                                              PENSION BENEFITS     OTHER BENEFITS
                                                              -----------------   -----------------
                                                               1999      1998      1999      1998
                                                              -------   -------   -------   -------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................  $ 1,192   $   990   $   272   $   255
Change in benefit obligation during transition period.......        4        --         1        --
Addition to benefit obligation from acquisitions............       --        94        --        16
Service cost................................................       37        37        11         9
Interest cost...............................................       82        77        19        18
Plan participants' contributions............................       --        --         4         4
Amendments..................................................       15        --         4       (11)
Actuarial loss (gain).......................................     (140)       51       (39)       15
Settlements.................................................       (2)       --        --        --
Curtailment credit..........................................       (2)       --        (7)      (17)
Benefits paid...............................................      (58)      (57)      (12)      (17)
                                                              -------   -------   -------   -------
Benefit obligation at end of year...........................  $ 1,128   $ 1,192   $   253   $   272
                                                              =======   =======   =======   =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............  $ 1,375   $ 1,153   $    --   $    --
Change in fair value of plan assets during transition
  period....................................................       15        --        --        --
Addition to plan assets from acquisitions...................       --        63        --        --
Actual return on plan assets................................       57       205         6        --
Employer contribution.......................................        4        11         5        13
Plan participants' contributions............................       --        --         1         4
Benefits paid...............................................      (58)      (57)      (12)      (17)
                                                              -------   -------   -------   -------
Fair value of plan assets at end of year....................  $ 1,393   $ 1,375   $    --   $    --
                                                              =======   =======   =======   =======

Pension plan assets include $121 and $167 of common stock of The Kroger Co. at January 29, 2000 and January 2, 1999, respectively.

                                                              PENSION BENEFITS     OTHER BENEFITS
                                                              -----------------   -----------------
                                                               1999      1998      1999      1998
                                                              -------   -------   -------   -------
NET AMOUNT RECOGNIZED AT END OF YEAR:
Funded status at end of year................................  $   265   $   183   $  (253)  $  (272)
Unrecognized actuarial gain.................................     (307)     (204)      (81)      (35)
Unrecognized prior service cost.............................       33        19       (17)      (31)
Unrecognized net transition asset...........................       (5)       (5)  $     1   $     1
                                                              -------   -------   -------   -------
Net amount recognized at end of year........................  $   (14)  $    (7)  $  (350)  $  (337)
                                                              =======   =======   =======   =======
Prepaid benefit cost........................................  $    33   $    48   $    --   $    --
Accrued benefit liability...................................      (47)      (55)     (350)     (337)
                                                              -------   -------   -------   -------
                                                              $   (14)  $    (7)  $  (350)  $  (337)
                                                              =======   =======   =======   =======

                                                              PENSION BENEFITS     OTHER BENEFITS
                                                              -----------------   -----------------
                                                               1999      1998      1999      1998
                                                              -------   -------   -------   -------
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate...............................................     8.00%     6.75%     8.00%     6.75%
Expected return on plan assets..............................     9.50%     9.50%
Rate of compensation increase...............................     4.50%     3.25%     4.50%     3.25%

For measurement purposes, a 5 percent annual rate of increase in the per capita cost of other benefits was assumed for 1999 and thereafter.

                                                       PENSION BENEFITS         OTHER BENEFITS
                                                     --------------------    --------------------
                                                     1999    1998    1997    1999    1998    1997
                                                     ----    ----    ----    ----    ----    ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.......................................  $ 37    $ 37    $ 28    $ 11    $  9    $ 10
Interest cost......................................    82      77      69      19      18      20
Expected return on plan assets.....................  (109)    (98)    (82)     --      --      --
Amortization of:
     Transition asset..............................    (1)     --      (9)     --      --      --
     Prior service cost............................     4       2       2      (3)     (3)     (1)
     Actuarial (gain) loss.........................    --       1      --      --      (1)     (1)
Curtailment credit.................................    (2)     --      --      (7)    (17)     --
                                                     ----    ----    ----    ----    ----    ----
Net periodic benefit cost..........................  $ 11    $ 19    $  8    $ 20    $  6    $ 28
                                                     ====    ====    ====    ====    ====    ====

The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $185 and $140 at January 29, 2000 and $123 and $69 at January 2, 1999.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                              1% POINT    1% POINT
                                                              INCREASE    DECREASE
                                                              --------    --------
Effect on total of service and interest cost components.....         3          (3)
Effect on postretirement benefit obligation.................        26         (22)

The Company also administers certain defined contribution plans for eligible union and non-union employees. The cost of these plans for 1999, 1998, and 1997 was $46, $40, and $32, respectively.

The Company participates in various multi-employer plans for substantially all union employees. Benefits are generally based on a fixed amount for each year of service. Contributions for 1999, 1998, and 1997 were $121, $133, and $119, respectively.

16.  RELATED-PARTY TRANSACTIONS

      The Company had a management agreement for management and financial services with The Yucaipa Companies ("Yucaipa"), whose managing general partner became Chairman of the Executive Committee of the Board, effective May 27, 1999. The arrangement provided for annual management fees of $0.5 plus reimbursement of Yucaipa's reasonable out-of-pocket costs and expenses. In 1998, the Company paid to Yucaipa approximately $20 for services rendered in conjunction with the Ralphs/Food 4 Less and QFC mergers and termination fees of Ralphs/Food 4 Less management agreement. This agreement was terminated by Yucaipa upon consummation of the Kroger/Fred Meyer merger (see note 2).

      Yucaipa holds a warrant for the purchase of up to 7.8 million shares of Common Stock at an exercise price of $11.91 per share. Half of the warrant expires in 2005 and half expires in 2006. Additionally, at the option of Yucaipa, the warrant is exercisable without the payment of cash consideration. Under this condition, the Company will withhold upon exercise the number of shares having a market value equal to the aggregate exercise price from the shares issuable.

17.  RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, is effective for fiscal years beginning after June 15, 2000. As a result, implementation of this standard is not mandatory for the Company until February 4, 2001. Based on the Company's current portfolio, management expects that the adoption of this standard will not have a material impact on the financial statements. Management will continue to evaluate the impact this standard will have as the Company's portfolio changes.

      In 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires that certain external costs and internal payroll and payroll related costs be capitalized. The adoption of this accounting standard did not have a material impact on the financial statements.

      In 1999, the Company adopted SOP 98-5 "Reporting on the Costs of Start-up Activities." The SOP requires that entities expense start-up as incurred. The adoption of this accounting standard did not have a material impact on the financial statements.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This standard becomes effective July 1, 2000. We expect that the adoption of the standard will not have a material impact on the financial statements.

18.  SUBSEQUENT EVENTS

      On February 2, 2000, the Company filed a Registration Statement on form S-3 with the Securities and Exchange Commission. This Registration Statement permits the Company to issue up to $1.725 billion of securities, of which amount $1.225 billion remains unissued.

      The Board of Directors approved a $750 common stock repurchase program, on March 31, 2000. This repurchase program replaces the $100 program authorized in January of 2000.

19.  GUARANTOR SUBSIDIARIES

      The Company's outstanding public debt (the "Guaranteed Notes") is jointly and severally, fully and unconditionally guaranteed by certain Kroger subsidiaries (the "Guarantor Subsidiaries"). At January 29, 2000 a total of approximately $5.1 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of Kroger. Separate financial statements of Kroger and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

      The following tables present summarized financial information as of January 29, 2000 and January 2, 1999, and for the three years ended January 29, 2000.

      Summarized financial information as of January 29, 2000 and the year then ended:

                                                              GUARANTOR
                                                  KROGER     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
---------------------------------------------------------------------------------------------------------
Current assets..................................  $   578      $ 4,953         $     --        $ 5,531
Non-current assets..............................  $11,652      $11,180         $(10,397)       $12,435
Current liabilities.............................  $ 1,109      $ 4,619         $     --        $ 5,728
Non-current liabilities.........................  $ 8,437      $ 1,118         $     --        $ 9,555
Sales...........................................  $ 6,333      $39,617         $   (598)       $45,352
Gross profit....................................  $ 1,250      $10,821         $    (50)       $12,021
Operating profit................................  $    31      $ 1,750         $     --        $ 1,781
Net earnings....................................  $   628      $ 1,002         $ (1,002)       $   628

      Summarized financial information as of January 2, 1999 and for the year then ended:

                                                              GUARANTOR
                                                  KROGER     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
---------------------------------------------------------------------------------------------------------
Current assets..................................  $   734      $ 4,337         $     --        $ 5,071
Non-current assets..............................  $ 5,622      $10,398         $ (4,450)       $11,570
Current liabilities.............................  $ 1,199      $ 4,251         $     --        $ 5,450
Non-current liabilities.........................  $ 3,240      $ 6,034         $     --        $ 9,274
Sales...........................................  $ 8,849      $34,845         $   (612)       $43,082
Gross profit....................................  $ 1,566      $ 9,543         $    (85)       $11,024
Operating profit................................  $   (94)     $ 1,610         $     --        $ 1,516
Net earnings....................................  $   237      $   453         $   (453)       $   237

      Summarized financial information for the year ended December 27, 1997:

                                                              GUARANTOR
                                                  KROGER     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
---------------------------------------------------------------------------------------------------------
Sales...........................................  $ 8,220      $26,299         $   (592)       $33,927
Gross profit....................................  $ 1,604      $ 6,957         $   (102)       $ 8,459
Operating profit................................  $   114      $ 1,228         $     --        $ 1,342
Net earnings....................................  $   465      $   566         $   (566)       $   465

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONCLUDED

20.  QUARTERLY DATA (UNAUDITED)

                                                                     QUARTER
                                                -------------------------------------------------
                                                  FIRST        SECOND       THIRD        FOURTH     TOTAL YEAR
1999                                            (16 WEEKS)   (12 WEEKS)   (12 WEEKS)   (12 WEEKS)   (52 WEEKS)
--------------------------------------------------------------------------------------------------------------
SALES.........................................   $13,493      $10,289      $10,329      $11,241      $45,352
GROSS PROFIT..................................   $ 3,531      $ 2,699      $ 2,723      $ 3,068      $12,021
EARNINGS BEFORE EXTRAORDINARY ITEMS...........   $   207      $    56      $   129      $   246      $   638
EXTRAORDINARY LOSS............................   $    --      $   (10)     $    --      $    --      $   (10)
NET EARNINGS..................................   $   207      $    46      $   129      $   246      $   628
NET EARNINGS PER COMMON SHARE:
     EARNINGS BEFORE EXTRAORDINARY LOSS.......   $  0.25      $  0.07      $  0.16      $  0.29      $  0.77
     EXTRAORDINARY LOSS.......................        --        (0.01)          --           --        (0.01)
                                                 -------      -------      -------      -------      -------
BASIC NET EARNINGS PER COMMON SHARE...........   $  0.25      $  0.06      $  0.16      $  0.29      $  0.76
DILUTED EARNINGS PER COMMON SHARE:
     EARNINGS BEFORE EXTRAORDINARY LOSS.......   $  0.24      $  0.06      $  0.15      $  0.29      $  0.74
     EXTRAORDINARY LOSS.......................        --        (0.01)          --           --        (0.01)
                                                 -------      -------      -------      -------      -------
DILUTED NET EARNINGS PER COMMON SHARE.........   $  0.24      $  0.05      $  0.15      $  0.29      $  0.73

                                                                      Quarter
                                                 -------------------------------------------------
                                                   First        Second       Third        Fourth     Total Year
1998                                             (12 weeks)   (12 weeks)   (16 weeks)   (13 weeks)   (53 weeks)
---------------------------------------------------------------------------------------------------------------
Sales..........................................   $10,429      $ 9,947      $11,501      $11,205      $43,082
Gross Profit...................................   $ 2,590      $ 2,553      $ 2,949      $ 2,932      $11,024
Earnings before extraordinary items............   $   (20)     $   100      $   151      $   263      $   494
Extraordinary loss.............................   $  (221)     $    (1)     $    (7)     $   (28)     $  (257)
Net earnings...................................   $  (241)     $    99      $   144      $   235      $   237
Net earning per common share:
     Earnings before extraordinary loss........   $ (0.02)     $  0.12      $  0.18      $  0.33      $  0.61
     Extraordinary loss........................     (0.28)          --        (0.01)       (0.03)       (0.32)
                                                  -------      -------      -------      -------      -------
Basic net earnings per common share............   $ (0.30)     $  0.12      $  0.17      $  0.30      $  0.29
Diluted earnings per common share:
     Earnings before extraordinary loss........   $ (0.02)     $  0.12      $  0.18      $  0.30      $  0.58
     Extraordinary loss........................     (0.28)          --        (0.01)       (0.01)       (0.30)
                                                  -------      -------      -------      -------      -------
Diluted net earnings per common share..........   $ (0.30)     $  0.12      $  0.17      $  0.29      $  0.28

      Quarterly amounts for the 1st quarter of 1999 and all four quarters of 1998 do not match amounts previously filed on the respective Forms 10-Q as the amounts above reflect a business combination accounted for as a pooling of interests (See note 2 of the financial statements).

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

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the copies of all Section 16(a) forms received by the Company, or written representations from certain persons that no Forms 5 were required for those persons, the Company believes that during fiscal year 1999 all filing requirements applicable to its officers, directors and ten percent beneficial owners were timely satisfied except that Mr. Geoffrey Covert filed a Form 4 reporting the sale of 1,700 shares of stock that inadvertently was not reported on a prior Form 4 during 1999, Mr. Warren Bryant filed a Form 5 reporting the purchase of 3,000 shares of stock that inadvertently was not reported on a Form 4 during 1999, and Mr. John L. Clendenin filed a Form 5 reporting the exercise of three stock options aggregating 24,000 shares of stock and the acquisition of the underlying securities that inadvertently were not reported on a Form 4 during 1999.

                        EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of March 6, 2000. Except as otherwise noted below, each person has held office for at least five years and was elected to that office at the 1999 Organizational Meeting of the Board of Directors held May 20, 2000. Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

                                                                Recent
Name                                Age                   Employment History

Donald E. Becker                    50               Mr. Becker was promoted to
                                                     Senior Vice President
                                                     effective January 26, 2000.
                                                     Prior to his election, Mr.
                                                     Becker was appointed
                                                     President of the Company's
                                                     Central Marketing Area in
                                                     1996. Before this, Mr.
                                                     Becker served in a number
                                                     of key management positions
                                                     in the Company's
                                                     Cincinnati/Dayton Marketing
                                                     Area, including Vice
                                                     President of Operations and
                                                     Vice President of
                                                     Merchandising. He joined
                                                     the Company in 1969.

Warren F. Bryant                    54               Mr. Bryant was promoted to
                                                     Senior Vice President of
                                                     The Kroger Co. in January
                                                     1999. He was elected
                                                     President and Chief
                                                     Executive Officer of Dillon
                                                     Companies, Inc., a
                                                     subsidiary of the Company,
                                                     effective September 1,
                                                     1996. Prior to this Mr.
                                                     Bryant was elected
                                                     President and Chief
                                                     Operating Officer of Dillon
                                                     Companies, Inc. on June 18,

                                                     1995, Senior Vice President
                                                     of Dillon Companies, Inc.
                                                     on May 1, 1993, and Vice
                                                     President of Dillon
                                                     Companies, Inc. on March 1,
                                                     1990. Before this, he
                                                     served as Vice President of
                                                     Marketing, Dillon Stores
                                                     Division, from June 1988
                                                     until March 1990, and in a
                                                     number of key management
                                                     positions with the Company,
                                                     including Director of
                                                     Merchandising for the
                                                     Mid-Atlantic Marketing Area
                                                     and Director of Operations
                                                     for the Charleston, West
                                                     Virginia division of the
                                                     Mid-Atlantic Marketing
                                                     Area. Mr. Bryant joined the
                                                     Company in 1964.

Geoffrey J. Covert                  48               Mr. Covert was promoted to
                                                     Senior Vice President
                                                     effective April 25, 1999.
                                                     Prior to that he was Group
                                                     Vice President and
                                                     President of Kroger
                                                     Manufacturing effective
                                                     April 19, 1998. Mr. Covert
                                                     joined the Company and was
                                                     appointed Vice President,
                                                     Grocery Products Group, on
                                                     March 18, 1996. Prior to
                                                     joining the Company, he had
                                                     23 years of service with
                                                     Procter & Gamble. In his
                                                     last role with Procter &
                                                     Gamble, Mr. Covert was
                                                     responsible for
                                                     Manufacturing Purchasing,
                                                     Customer Service/Logistics,
                                                     Engineering, Human
                                                     Resources, and Contract
                                                     Manufacturing for Procter
                                                     & Gamble's Hard Surface
                                                     Cleaner business for North
                                                     America.

Terry L. Cox                        58               Mr. Cox was promoted to
                                                     Group Vice President -
                                                     Drug/GM Merchandising and
                                                     Procurement effective April
                                                     25, 1999. He was promoted
                                                     to Vice President, Drug/GM
                                                     Merchandising in December
                                                     1989. Prior to that Mr. Cox
                                                     served as President of
                                                     Peyton's, Inc., Kroger's
                                                     drug and general
                                                     merchandise procurement and
                                                     distribution division, and
                                                     as Director of Marketing in
                                                     the Company's Grocery
                                                     Merchandising Department.
                                                     He joined Kroger in 1962.

David B. Dillon                     48               Mr. Dillon was named
                                                     President and Chief
                                                     Operating Officer effective
                                                     January 26, 2000. Upon the
                                                     merger with Fred Meyer,
                                                     Inc., he was named
                                                     President of the combined
                                                     Company. Prior thereto, Mr.
                                                     Dillon was elected
                                                     President and Chief
                                                     Operating Officer of Kroger
                                                     effective June 18, 1995.
                                                     Prior to this he was
                                                     elected Executive Vice
                                                     President of Kroger on
                                                     September 13, 1990,
                                                     Chairman of the Board of
                                                     Dillon Companies, Inc. on
                                                     September 8, 1992, and
                                                     President of Dillon
                                                     Companies, Inc. on April
                                                     22, 1986. Before his
                                                     election he was appointed
                                                     President of Dillon
                                                     Companies, Inc.

Paul W. Heldman                     48               Mr. Heldman was elected
                                                     Senior Vice President
                                                     effective October 5, 1997,
                                                     Secretary on May 21, 1992,
                                                     and Vice President and
                                                     General Counsel effective
                                                     June 18, 1989. Prior to his
                                                     election Mr. Heldman held
                                                     various positions in the
                                                     Company's Law Department.
                                                     He joined the Company in
                                                     1982.

Michael S. Heschel                  58               Mr. Heschel was elected
                                                     Executive Vice President
                                                     effective June 18, 1995.
                                                     Prior to this he was
                                                     elected Senior Vice
                                                     President - Information
                                                     Systems and Services
                                                     on February 10, 1994, and
                                                     Group Vice President -
                                                     Management Information
                                                     Services on July 18, 1991.
                                                     Before this Mr. Heschel
                                                     served as Chairman and
                                                     Chief Executive Officer of
                                                     Security Pacific Automation
                                                     Company. From 1985 to 1990
                                                     he was Vice President of
                                                     Baxter International, Inc.

Carver L. Johnson                   50               Mr. Johnson joined the
                                                     Company as Group Vice
                                                     President of Management
                                                     Information Systems in
                                                     December 1999. Prior to
                                                     joining the Company, he
                                                     served as Vice President
                                                     and Chief Information
                                                     Officer of Gymboree. From
                                                     1993 to 1998, Mr. Johnson
                                                     was Senior Systems Director
                                                     of Corporate Services for
                                                     Sears, Roebuck & Co. He
                                                     previously held management
                                                     positions with Jamesway
                                                     Corp., Linens 'n Things,
                                                     and Pay 'n Save Stores,
                                                     Inc.

Lynn Marmer                         47               Ms. Marmer was elected
                                                     Group Vice President
                                                     effective January 19, 1998.
                                                     Prior to her election, Ms.
                                                     Marmer was an attorney in
                                                     the Company's Law
                                                     Department. Ms. Marmer
                                                     joined the Company in 1997.
                                                     Before joining the Company
                                                     she was a partner in the
                                                     law firm of Dinsmore &
                                                     Shohl.

Don W. McGeorge                     45               Mr. McGeorge was promoted
                                                     to Executive Vice President
                                                     effective January 26, 2000.
                                                     Prior to that he was
                                                     elected Senior Vice
                                                     President effective August
                                                     10, 1997. Before his
                                                     election, Mr. McGeorge was
                                                     President of the Company's
                                                     Columbus Marketing Area
                                                     effective December 29,
                                                     1996; and prior thereto
                                                     President of the Company's
                                                     Michigan Marketing Area
                                                     effective June 20, 1993.
                                                     Before this he served in a
                                                     number of key management
                                                     positions with the Company,
                                                     including Vice President of
                                                     Merchandising of the
                                                     Company's Nashville
                                                     Marketing Area. Mr.
                                                     McGeorge joined the Company
                                                     in 1977.

W. Rodney McMullen                  39               Mr. McMullen was named
                                                     Executive Vice President -
                                                     Strategy, Planning and
                                                     Finance effective January
                                                     26, 2000. Prior to that he
                                                     was elected Executive Vice
                                                     President and Chief
                                                     Financial Officer on May
                                                     20, 1999, and elected
                                                     Senior Vice President
                                                     effective October 5, 1997,
                                                     and Group Vice President
                                                     and Chief Financial Officer
                                                     effective June 18, 1995.
                                                     Before that he was
                                                     appointed Vice President-
                                                     Control and Financial
                                                     Services on March 4,
                                                     1993, and Vice President,
                                                     Planning and Capital
                                                     Management effective
                                                     December 31, 1989.
                                                     Mr. McMullen joined
                                                     the Company in 1978 as a
                                                     part-time stock clerk.

Derrick A. Penick                   44               Mr. Penick was promoted to
                                                     Group Vice President,
                                                     Perishables Merchandising
                                                     and Procurement effective
                                                     April 25, 1999. Prior to
                                                     that he was appointed Vice
                                                     President Corporate
                                                     Meat/Seafood/Deli
                                                     Merchandising and


                                                     Procurement in 1996; and
                                                     Vice President,
                                                     Merchandising in the Dallas
                                                     Marketing Area in 1993.
                                                     Before that Mr. Penick held
                                                     various management
                                                     positions in meat and deli
                                                     merchandising as well as
                                                     operations since joining
                                                     Kroger in 1974.

Joseph A. Pichler                   60               Mr. Pichler was elected
                                                     Chairman of the Board on
                                                     September 13, 1990, and
                                                     Chief Executive Officer
                                                     effective June 17, 1990.
                                                     Prior to this he was
                                                     elected President and Chief
                                                     Operating Officer on
                                                     October 24, 1986, and
                                                     Executive Vice President on
                                                     July 16, 1985. Mr. Pichler
                                                     joined Dillon Companies,
                                                     Inc. in 1980 as Executive
                                                     Vice President and was
                                                     elected President of Dillon
                                                     Companies, Inc. in 1982.

J. Michael Schlotman                42               Mr. Schlotman was promoted
                                                     to Group Vice President and
                                                     Chief Financial Officer
                                                     effective January 26, 2000.
                                                     Prior to that he was
                                                     appointed Vice President,
                                                     Financial Services and
                                                     Control in 1995, and served
                                                     in various positions in
                                                     corporate accounting since
                                                     joining Kroger in 1985.

James R. Thorne                    53                Mr. Thorne was elected
                                                     Senior Vice President
                                                     effective June 18, 1995.
                                                     Prior to his election he
                                                     was appointed President of
                                                     the Company's Mid-Atlantic
                                                     Marketing Area in 1993.
                                                     Before this Mr. Thorne
                                                     served in a number of key
                                                     management positions in the
                                                     Mid-Atlantic Marketing
                                                     Area, including Advertising
                                                     Manager, Zone Manager,
                                                     Director of Operations, and
                                                     Vice President-
                                                     Merchandising. He joined
                                                     the Company in 1966
                                                     as a part-time grocery
                                                     clerk.

Felicia Thornton                  36                 Ms. Thornton was named
                                                     Group Vice President of
                                                     Retail Operations effective
                                                     March 12, 2000. She
                                                     previously served as Group
                                                     Vice President of Finance
                                                     and Administration and also
                                                     as Vice President of
                                                     Administration with Ralphs
                                                     Grocery Co., a wholly-owned
                                                     subsidiary of the Company.
                                                     During her seven years at
                                                     Ralphs, Ms. Thornton held a
                                                     series of management
                                                     positions in corporate
                                                     planning, strategic
                                                     projects, accounting and
                                                     administration.

Lawrence M. Turner                  52               Mr. Turner was elected Vice
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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Financial Statements:

        Report of Independent Public Accountants
        Consolidated Balance Sheet as of January 29, 2000 and January 2, 1999 Consolidated Statement of Income for the years ended January 29, 2000, January 2, 1999, and December 27, 1997
        Consolidated Statement of Cash Flows for the years ended January 29, 2000 and January 2, 1999
        Consolidated Statement of Changes in Shareowners' Equity (Deficit) Notes to Consolidated Financial Statements

        Financial Statement Schedules:

        There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto

(b)     Reports on Form 8-K:

        On December 6, 1999, The Kroger Co. filed a Current Report on Form 8-K with the SEC disclosing its earnings release for the third quarter 1999, disclosing the text of prepared remarks for an investor conference call on December 6, 1999, disclosing identical store sales increases thus far for the fourth quarter, and disclosing a revision in its estimate of what combined sales and earnings per share for the third and fourth quarters 1998 would have been taking into account the merger with Fred Meyer and the change in its fiscal year.

        On January 12, 2000, The Kroger Co. filed a Current Report on Form 8-K with the SEC disclosing its reaffirmation of its earnings per share estimate for fourth quarter 1999, of its estimated earnings per share growth rate for 2000-2002, and of its expected combined synergy savings from the Kroger/Fred Meyer merger and prior Fred Meyer mergers. In that same Current Report, Kroger disclosed adjustments to sales and earnings per share estimates for fourth quarter 1998, adjusting for the 53rd week calendar in 1998 for pre-merger Kroger, and normalization of Ralphs' depreciation and amortization during the fourth quarter of 1998. It also disclosed its best estimates of reasonable assumptions to be used for 2000 by analysts in completing models. Finally, it filed as an exhibit to the Current Report detailed income statements year-to-date.

(c)     Exhibits

           3.1             Amended Articles of Incorporation of The Kroger Co.
                           are incorporated by reference to Exhibit 3.1 of The Kroger Co.'s Quarterly Report on Form 10-Q for the quarter ended

                           October 3, 1998. The Kroger Co.'s Regulations are incorporated by reference to Exhibit 4.2 of The Kroger Co.'s Registration Statement on Form S-3 (Registration No. 33-57552) filed with the SEC on January 28, 1993.

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

         10.2              Non-Employee Directors' Deferred Compensation Plan.
                           Incorporated by reference to Appendix J to Exhibit
                           99.1 of Fred Meyer, Inc.'s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-13339.

         10.3 Yucaipa Warrant Agreement. Incorporated by reference to Exhibit 10.3 of Smith's Food & Drug Centers, Inc.'s Registration Statement on Form S-3, No. 333-14953, filed on October 28, 1996. Supplemental Warrant, dated as of September 9, 1997, among Fred Meyer, Inc. (formerly Meyer-Smith Holdco, Inc.) and the Yucaipa Companies. Incorporated by reference to
                           Exhibit 10.3 of Fred Meyer, Inc.'s Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339. Second Supplemental Warrant, dated as of May 27, 1999, between The Kroger Co. and the Yucaipa Companies.

         12.1              Statement of Computation of Ratio of Earnings to
                           Fixed Charges.

         21.1              Subsidiaries of the Registrant.

         23.1              Consent of Independent Public Accountants.

         23.2              Consent of Independent Public Accountants.

         23.3              Consent of Independent Public Accountants.

         24.1              Powers of Attorney.

         27.1              Financial Data Schedule.

         99.1              Annual Reports on Form 11-K for The Kroger Co.
                           Savings Plan and the Dillon Companies, Inc. Employee Stock Ownership Plan and Trust for the Year 1999.

         99.2              Annual Report on Form 11-K for the Fred Meyer, Inc.
                           401(k) Savings Plan for the Plan Year ended March 31, 2000 will be filed by amendment on or before September 27, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE KROGER CO.


Dated:        April 27, 2000         By (*Joseph A. Pichler)
                                          Joseph A. Pichler, Chairman
                                          of the Board of Directors and
                                          Chief Executive Officer


Dated:        April 27, 2000         By (*J. Michael Schlotman)
                                          J. Michael Schlotman
                                          Group Vice President and
                                          Chief Financial Officer


Dated:        April 27, 2000         By (*M. Elizabeth Van Oflen)
                                          M. Elizabeth Van Oflen
                                          Vice President & Corporate Controller
                                          and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 27th day of April, 2000.


(*Reuben V. Anderson)                      Director
Reuben V. Anderson

(*Robert D. Beyer)                         Director
Robert D. Beyer

(*Ronald W. Burkle)                        Director
Ronald W. Burkle

(*John L. Clendenin)                       Director
John L. Clendenin

(*David B. Dillon)                         President, Chief Operating
David B. Dillon                            Officer, and Director




(*Carlton J. Jenkins)                        Director
Carlton J. Jenkins

(*Bruce Karatz)                              Director
Bruce Karatz

(*John T. LaMacchia)                         Director
John T. LaMacchia

________________________                     Director
Edward M. Liddy

(*Clyde R. Moore)                            Director
Clyde R. Moore

(*T. Ballard Morton, Jr.)                    Director
T. Ballard Morton, Jr.

(*Thomas H. O'Leary)                         Director
Thomas H. O'Leary

(*Katherine D. Ortega)                       Director
Katherine D. Ortega

(*Joseph A. Pichler)                         Chairman of the Board of
Joseph A. Pichler                            Directors, Chief Executive
                                             Officer, and Director

(*Steven R. Rogel)                           Director
Steven R. Rogel

________________________                     Director
Martha Romayne Seger

(*Bobby S. Shackouls)                        Director
Bobby S. Shackouls

(*James D. Woods)                            Director
James D.  Woods



*By:    (Bruce M. Gack)
        Bruce M. Gack
        Attorney-in-fact