Form 10-K/A
period 2000-01-29
KROGER CO
filed 2000-05-17
CIK 56873

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.


                      BENEFICIAL OWNERSHIP OF COMMON STOCK

      As of March 6, 2000, the directors of the Company, the named executive officers and the directors and executive officers as a group, beneficially owned shares of the Company's common stock as follows:

                                                                          AMOUNT AND
                                                                     NATURE OF BENEFICIAL
                            NAME                                          OWNERSHIP
------------------------------------------------------------------------------------------------
Reuben V. Anderson..........................................            30,400(1)
Robert D. Beyer.............................................             2,812
Warren F. Bryant............................................           450,839(2)(3)(4)
Ronald W. Burkle............................................        19,843,811(5)
John L. Clendenin...........................................            30,400(6)
David B. Dillon.............................................         1,289,399(2)(3)(7)
Michael S. Heschel..........................................           188,048(2)(3)
Carlton J. Jenkins..........................................             1,404
Bruce Karatz................................................             6,706
John T. LaMacchia...........................................            30,400(1)
Edward M. Liddy.............................................            20,000(8)
W. Rodney McMullen..........................................           551,053(2)(3)
Clyde R. Moore..............................................             4,400(6)
T. Ballard Morton, Jr. .....................................            66,400(1)
Thomas H. O'Leary...........................................            30,400(1)
Katherine D. Ortega.........................................            32,756(1)
Joseph A. Pichler...........................................         2,397,051(2)(3)(9)
Steven R. Rogel.............................................            15,028
Martha Romayne Seger........................................            31,200(1)
Bobby S. Shackouls..........................................             2,000
James D. Woods..............................................            30,400(1)
Directors and Executive Officers as a group (including those
  named above)..............................................        27,034,450(2)(3)(10)(11)

--------------------------------------------------------------------------------

 (1) This amount includes 26,400 shares that represent options exercisable on or before May 5, 2000.

 (2) This amount includes shares that represent options exercisable on or before May 5, 2000, in the following amounts: Mr. Bryant, 328,000; Mr. Dillon, 513,000; Mr. Heschel, 79,334; Mr. McMullen, 381,000; Mr. Pichler, 901,000;
     and all directors and executive officers as a group, 3,757,490.

 (3) The fractional interest resulting from allocations under Kroger's 401(k) plan and Dillon's ESOP and 401(k) plan has been rounded to the nearest whole number.

 (4) This amount includes 9,712 shares owned by Mr. Bryant's wife. Mr. Bryant disclaims beneficial ownership of these shares.

 (5) Mr. Burkle disclaims beneficial ownership of his shares, except to the extent of his pecuniary interest in them. Mr. Burkle's total includes a currently exercisable warrant held by affiliates to purchase 7,738,732 shares, and 50,000 shares held by a charitable trust of which Mr. Burkle is trustee.

 (6) This amount includes 2,400 shares that represent options exercisable on or before May 5, 2000.

 (7) This amount includes 176,318 shares owned by Mr. Dillon's wife, 54,024 shares in his children's trust and 137,760 shares owned by his children. Mr. Dillon disclaims beneficial ownership of these shares.

 (8) This amount includes 10,400 shares that represent options exercisable on or before May 5, 2000.

 (9) This amount includes 32,070 shares owned by Mr. Pichler's wife. Mr. Pichler disclaims beneficial ownership of these shares.

(10) The figure shown includes an aggregate of 29,526 additional shares held by, or for the benefit of, the immediate families or other relatives of all directors and executive officers as a group not listed above. In each case the director or executive officer disclaims beneficial ownership of those shares.

(11) Mr. Burkle and his affiliates own 2.3% of the common stock of the Company. No other director or executive officer owned as much as 1% of the common stock of the Company. The directors and executive officers as a group beneficially owned 3.1% of the common stock of the Company.

      As of March 6, 2000, the following persons reported beneficial ownership of the Company's common stock based on reports on Schedule 13G filed with the Securities and Exchange Commission or other reliable information as follows:

                                                                                              AMOUNT
                                                                                               AND
                                                                                            NATURE OF     PERCENTAGE
                       NAME                               ADDRESS OF BENEFICIAL OWNER       OWNERSHIP      OF CLASS
--------------------------------------------------------------------------------------------------------------------
AXA Assurances                                       21, rue de Chateaudun                  89,715,479       10.2%
I.A.R.D. Mutuelle                                    75009 Paris, France
The Kroger Co. Savings Plan                          1014 Vine Street                       57,274,157(1)     6.5%
                                                     Cincinnati, OH 45202
Oppenheimer Capital                                  1345 Avenue of the Americas            50,255,891        5.7%
                                                     New York, NY 10105-4800

------------
(1) Shares beneficially owned by plan trustees for the benefit of participants in employee benefit plans.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE KROGER CO.


Dated:        May 17, 2000           By (*Joseph A. Pichler)
                                          Joseph A. Pichler, Chairman
                                          of the Board of Directors and
                                          Chief Executive Officer


Dated:        May 17, 2000           By (*J. Michael Schlotman)
                                          J. Michael Schlotman
                                          Group Vice President and
                                          Chief Financial Officer


Dated:        May 17, 2000           By (*M. Elizabeth Van Oflen)
                                          M. Elizabeth Van Oflen
                                          Vice President & Corporate Controller
                                          and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 17th day of May, 2000.



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