Form 10-K/A
period 2000-01-29
KROGER CO
filed 2000-06-28
CIK 56873

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

        *10.3 Yucaipa Warrant Agreement. Incorporated by reference to Exhibit 10.3 of Smith's Food & Drug Centers, Inc.'s Registration Statement on Form S-3, No. 333-14953, filed on October 28, 1996. Supplemental Warrant, dated as of September 9, 1997, among Fred Meyer, Inc. (formerly Meyer-Smith Holdco, Inc.) and the Yucaipa Companies. Incorporated by reference to
                           Exhibit 10.3 of Fred Meyer, Inc.'s Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339. Second Supplemental Warrant, dated as of May 27, 1999, between The Kroger Co. and the Yucaipa Companies.

        *12.1              Statement of Computation of Ratio of Earnings to
                           Fixed Charges.

        *21.1              Subsidiaries of the Registrant.

        *23.1              Consent of Independent Public Accountants.

        *23.2              Consent of Independent Public Accountants.

        *23.3              Consent of Independent Public Accountants.

         23.4              Consent of Independent Public Accountants.

        *24.1              Powers of Attorney.

        *27.1              Financial Data Schedule.

        *99.1              Annual Reports on Form 11-K for The Kroger Co.
                           Savings Plan and the Dillon Companies, Inc. Employee Stock Ownership Plan and Trust for the Year 1999.

         99.2              Annual Report on Form 11-K for the Fred Meyer, Inc.
                           401(k) Savings Plan for Collective Bargaining Unit Employees for the Plan Year ended December 31, 1999.

         99.3              Annual Report on Form 11-K for the Fred Meyer, Inc.
                           401(k) Savings for the Plan Year ended March 31, 2000 to be filed on or before September 27, 2000.

         *Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE KROGER CO.



Dated:        June 28, 2000         By (*Joseph A. Pichler)
                                          Joseph A. Pichler, Chairman
                                          of the Board of Directors and
                                          Chief Executive Officer


Dated:        June 28, 2000         By (*J. Michael Schlotman)
                                          J. Michael Schlotman
                                          Group Vice President and
                                          Chief Financial Officer


Dated:        June 28, 2000         By (*M. Elizabeth Van Oflen)
                                          M. Elizabeth Van Oflen
                                          Vice President & Corporate Controller
                                          and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 28th day of June, 2000.



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