Form 10-Q
period 2000-05-20
KROGER CO
filed 2000-06-30
CIK 56873

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 20, 2000

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  ------------------


Commission file number    1-303

                                 THE KROGER CO.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                         31-0345740
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                     1014 Vine Street, Cincinnati, OH 45202
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (513) 762-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                    Unchanged
              ----------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No.
    -----       -----


There were 825,880,361 shares of Common Stock ($1 par value) outstanding as of June 28, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                         THE KROGER CO. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS

                     (in millions, except per share amounts)
                                   (unaudited)


                                                                                         1st Quarter Ended
                                                                                     --------------------------
                                                                                       May 20,        May 22,
                                                                                         2000           1999
                                                                                     ------------   -----------

            Sales................................................................       $14,329        $13,493
                                                                                        -------        ------
            Merchandise costs, including advertising, warehousing, and
            transportation.......................................................        10,502          9,962
            Operating, general and administrative................................         2,718          2,470
            Rent.................................................................           220            199
            Depreciation and amortization........................................           307            281
            Asset impairment charges.............................................           191             --
            Merger related costs.................................................             9             35
                                                                                        -------        -------

              Operating profit...................................................           382            546
            Interest expense.....................................................           206            199
                                                                                        -------        -------

              Earnings before income tax expense.................................           176            347
            Income tax expense...................................................            70            140
                                                                                        -------        -------

              Net Earnings.......................................................       $   106        $   207
                                                                                        =======        =======


            Earnings per basic common share:
                 Net earnings ...................................................       $  0.13        $  0.25
                                                                                        =======        =======

            Average number of common shares used in basic calculation............           831            827


            Earnings per diluted common share:
                 Net earnings....................................................          0.12        $  0.24
                                                                                        =======        =======

            Average number of common shares used in diluted calculation..........           850            863





-------------------------------------------------------------------------------
                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         THE KROGER CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                     (in millions, except per share amounts)
                                   (unaudited)


                                                                                       May 20,              January 29,
                                                                                        2000                   2000
                                                                                 --------------------   --------------------
       ASSETS
       Current assets
          Cash..................................................................       $     163              $     281
          Receivables...........................................................             608                    622
          Inventories...........................................................           3,903                  3,938
          Prepaid and other current assets......................................             435                    690
                                                                                       ----------             ---------
              Total current assets..............................................           5,109                  5,531

       Property, plant and equipment, net.......................................           8,360                  8,275
       Goodwill, net............................................................           3,725                  3,761
       Other assets.............................................................             426                    399
                                                                                       ----------             ---------
              Total Assets......................................................       $  17,620              $  17,966
                                                                                       ==========             =========

       LIABILITIES
       Current liabilities
          Current portion of long-term debt.....................................       $     570              $     536
          Accounts payable......................................................           3,047                  2,867
          Salaries and wages....................................................             657                    695
          Other current liabilities.............................................           1,548                  1,630
                                                                                       ----------             ---------

              Total current liabilities.........................................           5,822                  5,728

       Long-term debt...........................................................           7,619                  8,045
       Other long-term liabilities..............................................           1,575                  1,510
                                                                                       ----------             ---------
              Total Liabilities.................................................          15,016                 15,283
                                                                                       ----------             ---------


       Commitments and contingent liabilities                                                 --                     --

       SHAREOWNERS' EQUITY
       Preferred stock, $100 par, 5 shares authorized
          and unissued..........................................................              --                     --
       Common stock, $1 par, 1,000 shares authorized: 888 shares issued
          in 2000 and 885 shares issued in 1999.................................             888                    885
       Additional paid-in capital...............................................           2,044                  2,023
       Retained earnings........................................................             338                    232
       Common stock in treasury, at cost, 61 shares in 2000 and
          50 shares in 1999.....................................................            (666)                  (457)
                                                                                       ----------             ---------

              Total Shareowners' Equity.........................................           2,604                  2,683
                                                                                       ----------             ---------

              Total Liabilities and Shareowners' Equity.........................       $  17,620              $  17,966
                                                                                       ==========             =========


-------------------------------------------------------------------------------
                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         THE KROGER CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                                               First Quarter Ended
                                                                                    -----------------------------------------
                                                                                         May 20,                May 22,
                                                                                          2000                   1999
                                                                                    -------------------   -------------------
Cash Flows From Operating Activities:
    Net earnings..................................................................         $     106                $     207
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation...............................................................              276                      252
        Goodwill amortization......................................................               31                       29
        Non-cash items.............................................................              258                        2
        Deferred income taxes......................................................              181                       42
        Other......................................................................               18                        8
        Changes in operating assets and liabilities net of
        effects from acquisitions of businesses:
           Inventories............................................................                29                      (31)
           Receivables............................................................                16                       51
           Accounts payable.......................................................               161                       25
           Other..................................................................               (33)                       9
                                                                                           ----------               ---------
               Net cash provided by operating activities..........................             1,043                      594
                                                                                           ----------               ---------

Cash Flows From Investing Activities:
    Capital expenditures..........................................................              (455)                    (442)
    Proceeds from sale of assets..................................................                40                       15
    Payments for acquisitions, net of cash acquired...............................               (36)                      --
    Other.........................................................................               (46)                     (22)
                                                                                           ----------               ----------
               Net cash used by investing activities..............................              (497)                    (449)
                                                                                           ----------               ----------

Cash Flows From Financing Activities:
    Proceeds from issuance of long-term debt......................................               524                       84
    Reductions in long-term debt..................................................              (995)                    (246)
    Financing charges incurred....................................................                (7)                      (1)
    Increase in book overdrafts...................................................                 3                       51
    Proceeds from issuance of capital stock.......................................                20                       22
    Treasury stock purchases......................................................              (209)                      --
    Other.........................................................................                --                       (4)
                                                                                           ----------               ----------
               Net cash used by financing activities..............................              (664)                     (94)
                                                                                           ----------               ----------

Net (decrease) increase in cash and temporary cash investments....................              (118)                      51
Cash and temporary investments:
        Beginning of year..........................................................              281                      263
                                                                                           ----------               ---------
        End of quarter.............................................................        $     163                $     314
                                                                                           ==========               =========

Supplemental disclosure of cash flow information:

        Cash paid during the year for interest.....................................        $     175                $     165
        Cash paid during the year for income taxes.................................        $      66                $      62
    Non-cash changes related to purchase acquisitions:
           Fair value of assets acquired..........................................         $      60                $      --
           Goodwill recorded......................................................         $      33                $      --
           Value of stock issued..................................................         $      --                $      --
           Liabilities assumed....................................................         $      57                $      --

-------------------------------------------------------------------------------
                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts are in millions except per share amounts.

1.       BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the consolidated accounts of The Kroger Co. and its subsidiaries ("Kroger"), including Fred Meyer, Inc. and its subsidiaries ("Fred Meyer") which were merged with Kroger on May 27, 1999 (see note 2). The year-end balance sheet includes Kroger's January 29, 2000 balance sheet, which was derived from audited financial statements, and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles. Significant intercompany transactions and balances have been eliminated. References to the "Company" in these consolidated financial statements mean the consolidated company.

         In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the fiscal 1999 Form 10-K Annual Report of The Kroger Co. filed with the SEC on April 27, 2000.

         The unaudited information included in the consolidated financial statements for the first quarters ended May 20, 2000 and May 22, 1999 includes the results of operations of the Company for the 16 week periods then ended.

2.       BUSINESS COMBINATIONS

         On May 27, 1999, Kroger issued 312 million shares of Kroger common stock in connection with a merger, for all of the outstanding common stock of Fred Meyer, Inc., which operates stores primarily in the Western region of the United States. The merger was accounted for as a pooling of interests, and the accompanying financial statements relating to periods in fiscal 1999 have been restated to give effect to the consolidated results of Kroger and Fred Meyer.

3.       MERGER RELATED COSTS

         The Company is continuing the process of implementing its integration plan relating to recent mergers. The integration plan, which involves incurring transaction costs, includes distribution consolidation, systems integration, store conversions, store closures, and administration integration. Total merger related costs incurred were $9 during the first quarter of 2000, and $35 during the first quarter of 1999.

         The following table presents the components of the merger related costs:


                                                                                   First Quarter Ended
                                                                             --------------------------------
                                                                                 May 20,         May 22,
                                                                                  2000             1999
                                                                             ---------------- ---------------
         CHARGES RECORDED AS CASH EXPENDED
             Distribution consolidation.....................................      $   1            $   4
             Systems integration............................................         --               24
             Store conversions..............................................         --                3
             Transaction costs..............................................         --                1
             Administration integration.....................................          4                1
                                                                                  ------           -----
                                                                                      5               33
         NON-CASH WRITEDOWN
             System integration.............................................         --                2
                                                                                  ------           -----


         OTHER CHARGES
             Administration integration.....................................          4               --
                                                                                  ------           -----

         Total merger related costs........................................       $   9            $  35
                                                                                  ======           =====


         TOTAL CHARGES
             Distribution consolidation.....................................      $   1            $   4
             Systems integration............................................         --               26
             Store conversions..............................................         --                3
             Transaction costs..............................................         --                1
             Administration integration.....................................          8                1
                                                                                  ------           -----
         Total merger related costs........................................       $   9            $  35
                                                                                  ======           =====



Distribution Consolidation

Represents costs to consolidate distribution operations and eliminate duplicate facilities. The costs in the first quarter of 2000 represent severance costs incurred and paid. The $4 in the first quarter of 1999 was for incremental labor during the closing of the Hughes distribution center and other incremental costs incurred as a part of the realignment of the Company's distribution system.

Systems Integration

Represents the costs of integrating systems and the related conversion of corporate office and store systems. In the first quarter of 1999, costs totaling $24 were expensed as incurred including $17 of incremental operating costs, principally labor, during the conversion process, $5 paid to third parties, and $2 of training costs. Additionally, the Company incurred $2 of asset writedowns for computer equipment during the first quarter of 1999.

Store Conversions

Includes the cost to convert store banners. All costs represented incremental cash expenditures for advertising and promotions to establish the banner, changing store signage, labor required to remerchandise the store inventory and other services that were expensed as incurred.

Transaction Costs

Represents fees paid to outside parties, employee bonuses that were contingent upon the completion of the mergers, and an employee stay bonus program. The Company incurred costs totaling $1 in the first quarter of 1999, related to fees and employee bonuses recorded as the cash was expended.

Administration Integration

Includes labor and severance costs related to employees identified for termination in the integration and charges to conform accounting policies. During the first quarter of 2000, the Company incurred costs totaling $8 including approximately $4 resulting from restricted stock related to merger synergies, and charges of $4 for severance payments recorded as cash was expended. The restrictions on the stock grants will lapse as synergy goals are achieved.

The following table is a summary of the changes in accruals related to various business combinations:


                                                                                 Facility        Employee       Incentive Awards
                                                                              Closure Costs      Severance     and Contributions
                                                                             ----------------- -------------- ------------------
         Balance at January 2, 1999.....................................          $  133           $   30            $   --
             Additions..................................................               8               24                29
             Payments...................................................             (11)             (25)               --
                                                                                  ------           ------            ------

         Balance at January 29, 2000....................................             130               29                29
             Payments...................................................              (8)              (6)               --
                                                                                  ------           ------            ------

         Balance at May 20, 2000........................................          $  122           $   23            $   29
                                                                                  ======           ======            ======




4.       ONE-TIME ITEMS

         In addition to the Merger Related Costs described above, the Company incurred one-time expenses related to recent mergers of $81 and $6 during the first quarters of 2000 and 1999, respectively. The one-time items in the first quarter of 2000 included approximately $15 for inventory writedowns included as merchandise costs. The remaining $66 in 2000 is included in operating, general and administrative costs and relates to stores that have closed or will close and severance expenses related to headcount reductions and other miscellaneous costs. Of the $66, $11 represented cash expenditures and $55 represented charges that were accrued during the quarter. No payments were made on these accruals during the quarter. All of the 1999 one-time items were costs related to mergers and are included in merchandise costs.

5.       ASSET IMPAIRMENT CHARGES

         As a result of recent investments in stores that did not perform as expected, updated profitability forecasts for 2000 and beyond, and new divisional leadership, the Company performed an impairment review of its long-lived assets. During this review, the Company identified impairment losses for both assets to be disposed of and assets to be held and used.

         Assets to be Disposed of

         The impairment charge for assets to be disposed of related primarily to the carrying value of land, buildings, and equipment for 25 stores that were closed in the first quarter or that management has committed to close by the end of the fiscal year. The impairment charge was determined using the fair value less the cost to sell. Fair value less the cost to sell used in the impairment calculation was based on discounted cash flows and third party offers to purchase the assets, or market value for comparable properties, if applicable. Accordingly, an impairment charge of $81 related to assets to be disposed of was recognized, reducing the carrying value of fixed assets and goodwill by $41 and $40, respectively.

         Assets to be Held and Used

         The impairment charge for assets to be held and used related primarily to the carrying value of land, buildings, and equipment for 13 stores that will continue to be operated by the Company. Updated projections, based on revised operating plans, were used, on a gross basis, to first determine whether the assets were impaired, then, on a discounted cash flow basis, to serve as the estimated fair value of the assets for purposes of measuring the asset impairment charge. As a result, an impairment charge of $87 related to assets to be held and used was recognized, reducing the carrying value of fixed assets and goodwill by $47 and $40, respectively.

         Other writedowns

         In addition to the approximately $168 of impairment charges noted above, the Company recorded a writedown of $23 to reduce the carrying value of certain investments in unconsolidated entities, accounted for on the cost basis of accounting, to reflect reductions in value determined to be other than temporary. The writedowns related primarily to investments in certain former suppliers that have experienced financial difficulty and with whom supply arrangements have ceased.

6.       INCOME TAXES

         The effective income tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes and non-deductible goodwill.

7.       EARNINGS PER COMMON SHARE

         Earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options.

         The following table provides a reconciliation of earnings and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.


                                                          For the quarter ended                     For the quarter ended
                                                               May 20, 2000                              May 22, 1999
                                                 ----------------------------------------- ---------------------------------------
                                                   Earnings       Shares      Per Share      Earnings        Shares     Per Share
                                                 (Numerator)   (Denominator)   Amount       (Numerator)   (Denominator)   Amount
                                                 ---------------------------------------------------------------------------------

         Basic earnings per  common share......    $    106           831       $  0.13       $    207           827      $  0.25

         Dilutive effect of stock options and
             Warrants..........................          --            19                           --            36
                                                   ---------     ---------                    ---------     --------

         Diluted earnings per common share....     $    106           850       $  0.12       $    207           863      $  0.24
                                                   =========     =========                    =========     =========


8.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, is effective for fiscal years beginning after June 15, 2000. Given current activities, the Company expects that the adoption of the standard will not have a material impact on the financial statements.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This standard becomes effective July 1, 2000. The Company expects that the adoption of the standard will not have a material impact on the financial statements.

9.       GUARANTOR SUBSIDIARIES

         Certain of the Company's Senior Notes and Senior Subordinated Notes (the "Guaranteed Notes") are jointly and severally, fully and unconditionally guaranteed by certain Kroger subsidiaries (the "Guarantor Subsidiaries"). At May 20, 2000 a total of approximately $5.6 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of Kroger. Separate financial statements of Kroger and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

         The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow, and equity. Therefore, the non-guarantor subsidiaries' information is not separately presented in the tables below.

         There are no current restrictions on the ability of the Guarantor Subsidiaries to make payments under the guarantees referred to above, but the obligations of each guarantor under its guarantee are limited to the maximum amount as will result in obligations of such guarantor under its guarantee not constituting a fraudulent conveyance or fraudulent transfer for purposes of Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act, or any similar Federal or state law (e.g. adequate capital to pay dividends under corporate laws).

         The following tables present summarized financial information as of May 20, 2000 and January 29, 2000 and for the quarters ended May 20, 2000 and May 22, 1999.

SUMMARIZED FINANCIAL INFORMATION AS OF MAY 20, 2000 AND FOR THE QUARTER THEN
ENDED:


                                                                          Guarantor
         (in millions of dollars)                     Kroger             Subsidiaries          Eliminations          Consolidated
         ------------------------------------   --------------------  -------------------   -------------------   ----------------

         Current assets                             $      661            $    4,448            $       --            $    5,109
         Non-current assets                         $   11,007            $   11,255            $   (9,751)           $   12,511
         Current liabilities                        $    1,148            $    4,674            $       --            $    5,822
         Non-current liabilities                    $    7,907            $    1,287            $       --            $    9,194

         Sales                                      $    1,986            $   12,550            $     (207)           $   14,329
         Gross profit                               $      385            $    3,458            $      (16)           $    3,827
         Operating profit                           $       52            $      330            $       --            $      382
         Net earnings                               $      106            $      188            $     (188)           $      106


         SUMMARIZED FINANCIAL INFORMATION AS OF JANUARY 29, 2000:


                                                                          Guarantor
         (in millions of dollars)                     Kroger             Subsidiaries          Eliminations          Consolidated
         ------------------------------------   --------------------  -------------------   -------------------   ----------------

         Current assets                             $      578            $    4,953            $       --            $    5,531
         Non-current assets                         $   11,652            $   11,180            $  (10,397)           $   12,435
         Current liabilities                        $    1,109            $    4,619            $       --            $    5,728
         Non-current liabilities                    $    8,437            $    1,118            $       --            $    9,555


         SUMMARIZED FINANCIAL INFORMATION FOR THE QUARTER ENDED MAY 22, 1999:


                                                                          Guarantor
         (in millions of dollars)                     Kroger             Subsidiaries          Eliminations        Consolidated
         ------------------------------------   --------------------  -------------------   -------------------   ---------------

         Sales                                      $    1,912            $   11,795            $     (214)           $   13,493
         Gross profit                               $      355            $    3,190            $      (14)           $    3,531
         Operating profit                           $       33            $      513            $       --            $      546
         Net earnings                               $      207            $      294            $     (294)           $      207

10.      COMMITMENTS AND CONTINGENCIES

         The Company is a 50% owner of Santee Dairies, L.L.C. ("Santee") and has a 10-year product supply agreement with Santee that requires Kroger to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became excess capacity and a duplicate facility. The Company is currently engaged in efforts to dispose of its interest in Santee that may result in a loss.

11.      SUBSEQUENT EVENTS

         On June 22, 2000, the Company announced that it had reached an agreement with Winn-Dixie Stores, Inc. to terminate the previously announced plans to purchase 74 Winn-Dixie stores in Texas and Oklahoma. This announcement was a direct result of the Federal Trade Commission's decision to withhold approval of the Company's purchase of these stores.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following analysis should be read in conjunction with the consolidated financial statements.

BUSINESS COMBINATIONS

         On May 27, 1999 Kroger issued 312 million shares of Kroger common stock in connection with a merger, for all of the outstanding common stock of Fred Meyer Inc., which operates stores primarily in the Western region of the United States. This merger was accounted for as a pooling of interests, and the accompanying financial statements have been restated to give effect to the consolidated results of Kroger and Fred Meyer for all years presented.

RESULTS OF OPERATIONS

         Total sales for the first quarter of 2000 increased 6.2% to $14.3 billion. Excluding sales from divested stores, sales for the first quarter increased 6.8% or $902 million over the same period in 1999. The increase in sales is attributable to an increase in comparable and identical store sales and an increase in the number of stores due to acquisitions and expansions. Identical food store sales, which includes stores that have been in operation and have not been expanded or relocated for five quarters, grew 1.3% from the first quarter of 1999. Comparable food stores sales, which includes relocations and expansions, increased 1.8% over the prior year. Excluding our Fry's division, which has converted 35 former Smith's stores to the Fry's banner, identical food store sales grew 1.4% and comparable food store sales rose 1.9%.

         As previously stated, a portion of the increase in sales was also due to an increase in the number of stores. During the first quarter of 2000, we opened, acquired, relocated, and remodeled or expanded 57 food stores stores and closed 18 food stores. We operated 2,319 food stores at May 20, 2000 compared to 2,206 food stores at May 22, 1999. As of May 20, 2000, food store square footage totaled 121 million, excluding divested stores. This represents an increase of 6.5% over May 22, 1999.

         The gross profit rate, excluding one-time expenses and the effect of LIFO, was 26.9% in 2000 and 26.3% in 1999. During the first quarter of 2000, we incurred $15 of one-time expenses included in merchandise costs compared to only $6 during the same period of 1999. Including these costs, the gross profit rates were 26.8% in 2000 and 26.3% in 1999. This increase is primarily the result of synergy savings, reductions in product costs through our corporate-wide merchandising programs, and increases in private label sales and profitability. The economies of scale created by the merger are providing reduced costs by enabling strategic initiatives in coordinated purchasing. Technology and logistics efficiencies have also led to improvements in category management and various other aspects of our operations, resulting in a decreased cost of product. During the quarter, we introduced 256 private-label products that produce a higher gross profit than national brands.

         We incurred $66 million of one-time operating, general and administrative expenses in the first quarter of 2000 compared to none during the first quarter of 1999. Excluding these one-time items, operating, general and administrative expenses as a percent of sales were 18.5% during the first quarter of 2000. Including these one-tim items, operating, general and administrative expenses as a percent of sales were 19.0% in the first quarter of 2000 compared to 18.3% in the first quarter of 1999. Nearly half of this increase was due to the reclassification of several Fred Meyer expenses to operating, general and administrative in the current year. These expenses were reclassed primarily from interest, depreciation and amortization expense. There was no effect on net earnings due to these reclassifications. The increase in operating, general and administrative expenses is also due to higher bonus accruals and higher health care costs.

         The effective tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes and non-deductible goodwill. Goodwill amortization was $31 million in the first quarter of 2000 and $29 million in the first quarter of 1999.

         Net earnings, excluding merger related costs and one-time items, were $276 million or $0.33 per diluted share in the first quarter of 2000. These results represent an increase of approximately 22% over net earnings of $0.27 per diluted share excluding merger related costs and one-time items for the first quarter of 1999.

MERGER RELATED COSTS

         We are continuing the process of implementing our integration plan relating to recent mergers. The integration plan, which involves incurring transation costs, includes distribution consolidation, systems integration, store conversions, store closures, and administration integration. Total merger related costs incurred were $9 million during the first quarter of 2000, and $35 million during the first quarter of 1999.

         The following table presents the components of the merger related costs:


                                                                                      Quarter Ended
                                                                             --------------------------------
                                                                                 May 20,         May 22,
                                                                                  2000             1999
                                                                             ---------------- ---------------
                                                                                      (in millions)
         CHARGES RECORDED AS CASH EXPENDED
             Distribution consolidation.....................................      $   1            $   4
             Systems integration............................................         --               24
             Store conversions..............................................         --                3
             Transaction costs..............................................         --                1
             Administration integration.....................................          4                1
                                                                                  ------           -----
                                                                                      5               33
         NON-CASH WRITEDOWN
             System integration.............................................         --                2
                                                                                  ------           -----

         OTHER CHARGES
             Administration integration........................................       4               --
                                                                                  ------           -----

         Total merger related costs........................................       $   9            $  35
                                                                                  ======           =====

         TOTAL CHARGES
             Distribution consolidation.....................................      $   1            $   4
             Systems integration............................................         --               26
             Store conversions                                                       --                3
             Transaction costs..............................................         --                1
             Administration integration.....................................          8                1
                                                                                  ------           -----
         Total merger related costs........................................       $   9            $  35
                                                                                  ======           =====


         Distribution Consolidation

         Charges related to "Distribution Consolidation" represent costs to consolidate distribution operations and eliminate duplicate facilities. The costs in the first quarter of 2000 represent severance costs incurred and paid. The $4 million in the first quarter of 1999 was for incremental labor during the closing of the Hughes distribution center and other incremental costs incurred as a part of the realignment of the Company's distribution system.

         Systems Integration

         Charges related to "Systems Integration" represent the costs of integrating systems and the related conversion of corporate office and store systems. In the first quarter of 1999, costs totaling $24 million were expensed as incurred including $17 million of incremental operating costs, principally labor, during the conversion process, $5 million paid to third parties, and $2 million of training costs. Additionally, the Company incurred $2 million of asset writedowns for computer equipment during the first quarter of 1999.

         Store Conversions

         Charges related to "Store Conversions" include the cost to convert store banners. All costs represented incremental cash expenditures for advertising and promotions to establish the banner, changing store signage, labor required to remerchandise the store inventory and other services that were expensed as incurred.

         Transaction Costs

         Charges related to "Transaction Costs" represent fees paid to outside parties, employee bonuses that were contingent upon the completion of the mergers, and an employee stay bonus program. We incurred costs totaling $1 million in the first quarter of 1999, related to fees and employee bonuses recorded as the cash was expended.

         Administration Integration

         Charges related to "Administration Integration" include labor and severance costs related to employees identified for termination in the integration and charges to conform accounting policies. During the first quarter of 2000, we incurred costs totaling $8 including approximately $4 million resulting from the issuance of restricted stock related to merger synergies, and charges of approximately $4 million for severance payments recorded as cash was expended. The restriction on the stock grants will lapse as synergy goals are achieved.

         The following table is a summary of the changes in accruals related to various business combinations:


                                                                                 Facility        Employee       Incentive Awards
                                                                              Closure Costs      Severance     and Contributions
                                                                             ----------------- -------------- -------------------
                                                                                                 (in millions)
         Balance at January 2, 1999........................................       $  133           $   30            $   --
             Additions......................................................           8               24                29
             Payments.......................................................         (11)             (25)               --
                                                                                  --------         -------           ------

         Balance at January 29, 2000.......................................          130               29                29
             Payments.......................................................          (8)              (6)               --
                                                                                  --------         -------           ------

         Balance at May 20, 2000...........................................       $  122           $   23            $   29
                                                                                  ========         =======           ======


ONE-TIME ITEMS

         In addition to the Merger Related Costs described above, we incurred one-time expenses related to recent mergers of $81 million and $6 million during the first quarters of 2000 and 1999, respectively. The one-time items in the first quarter of 2000 included approximately $15 million for inventory writedowns included as merchandise costs. The remaining $66 million in 2000 is included in operating, general and administrative costs and relates to stores that have closed or will close and severance expenses related to headcount reductions. Of the $66 million, $11 million represented cash expenditures and $55 million represented charges that were accrued during the quarter. No payments were made on these accruals during the quarter. All of the 1999 one-time items are included in merchandise costs.

ASSET IMPAIRMENT CHARGES

         As a result of recent investments in stores that did not perform as expected, updated profitability forecasts for 2000 and beyond, and new divisional leadership, we performed an impairment review of our long-lived assets. During this review, we identified impairment losses for both assets to be disposed of and assets to be held and used.

         Assets to be Disposed of

         The impairment charge for assets to be disposed of related primarily to the carrying value of land, buildings, and equipment for 25 stores that were closed in the first quarter or that management has committed to close by the end of the fiscal year. The impairment charge was determined using the fair value less the cost to sell. Fair value less the cost to sell used in the impairment calculation was based on discounted cash flows and third party offers to purchase the assets, or market value for comparable properties, if applicable. Accordingly, an impairment charge of $81 million related to assets to be disposed of was recognized, reducing the carrying value of fixed assets and goodwill by $41 million and $40 million, respectively.

         Assets to be Held and Used

         The impairment charge for assets to be held and used related primarily to the carrying value of land, buildings, and equipment for 13 stores that we will continue to operate. Updated projections, based on revised operating plans, were used, on a gross basis, to first determine whether the assets were impaired, then, on a discounted cash flow basis to serve as the estimated fair value of the assets for purposes of measuring the asset impairment charge. As a result, an impairment charge of $87 related to assets to be held and used was recognized, reducing the carrying value of fixed assets and goodwill by $47 million and $40 million, respectively.

         Other writedowns

         In addition to the approximately $168 million of impairment charges noted above, we recorded a writedown of $23 million to reduce the carrying value of certain investments in unconsolidated entities, accounted for on the cost basis of accounting, to reflect reductions in value determined to be other than temporary. The writedowns related primarily to investments in certain former suppliers that have experienced financial difficulty and with whom supply arrangements have ceased.

LIQUIDITY AND CAPITAL RESOURCES

         Debt Management
         ---------------

         During the quarter, we invested $209 million to repurchase 11.3 million shares of Kroger stock at an average price of $18.52 per share. We purchased 10.7 million shares under our $750 million stock repurchase plan and we purchased an additional 0.6 million shares under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises.

         We had several lines of credit totaling $4.0 billion, with $2.0 billion in unused balances at May 20, 2000. In addition, we had a $470 million synthetic lease credit facility with no unused balance and a $95 million money market line with an unused balance of $83 million at May 20, 2000.

         Net debt increased $77 million to $8.6 billion at the end of the first quarter of 2000 compared to the first quarter of the prior year. Net debt is defined as long-term debt, including capital leases and current portion thereof, less investments in debt securities and prefunded employee benefits. Net debt decreased $355 million from year-end 1999, despite the $209 million repurchase of Kroger stock and acquisitions completed during the first quarter. The decrease since year-end resulted from strong free cash flow from operations, including an improvement in net working capital.

         Our bank credit facilities and the indentures underlying our publicly issued debt, contain various restrictive covenants. Some of these covenants are based on EBITDA, which we define as earnings before interest, taxes, depreciation, amortization, LIFO, extraordinary losses, and one-time items. The ability to generate EBITDA at levels sufficient to satisfy the requirements of these agreements is a key measure of our financial strength. We do not intend to present EBITDA as an alternative to any generally accepted accounting principle measure of performance. Rather, we believe the presentation of EBITDA is important for understanding our performance compared to our debt covenants. The calculation of EBITDA is based on the definition contained in our bank credit facilities. This may be a different definition than other companies use. We were in compliance with all EBITDA-based bank credit facilities and indenture covenants on May 20, 2000.

         The following is a summary of the calculation of EBITDA for the first quarter of 2000 and 1999.


                                                                       1st Quarter Ended
                                                               ----------------------------------
                                                                   May 20,           May 22,
                                                                    2000              1999
                                                               ----------------  ----------------
                                                                         (in millions)
         Earnings before tax expense.............................  $     176         $     347
         Interest................................................        206               199
         Depreciation............................................        276               252
         Goodwill amortization...................................         31                29
         LIFO....................................................         12                12
         One-time items included in merchandise costs............         15                 6
         One-time items included in operating, general and
            Administrative expenses..............................         66                --
         Merger related costs....................................          9                35
         Impairment charges                                              191                --
         Other...................................................         --                (1)
                                                                   ----------        ----------

         EBITDA..................................................  $     982         $     879
                                                                   ==========        =========



         Cash Flow
         ---------

         We generated $1.043 billion of cash from operating activities during the first quarter of 2000 compared to $594 million in the first quarter of 1999. Cash flow from operating activities increased in the first quarter of 2000 largely due to a reduction in working capital and an increase in net earnings excluding non-cash charges.

         Investing activities used $497 million of cash during the first quarter of 2000 compared to $449 million in 1999. This increase was primarily due to the payment for acquisitions and the funding of a new insurance subsidiary.

         Financing activities used $664 million of cash in the first quarter of 2000 compared to $94 million in the first quarter of 1999. This increase is due to our repurchase of treasury shares and reduction in debt.

CAPITAL EXPENDITURES

         Capital expenditures excluding acquisitions totaled $455 million in the first quarter of 2000 compared to $442 million in the first quarter of 1999. During the first quarter of 2000 we opened, acquired, expanded, or relocated 57 food stores. We had 18 operational closings and completed 30 within the wall remodels. Square footage increased 6.5% excluding divested stores.

OTHER ISSUES

         On March 31, 2000, the Board of Directors approved a $750 million common stock repurchase program. This repurchase program replaced the $100 million program authorized in January of 2000.

         Due to the Federal Trade Commission's decision to withhold approval of our purchase of 74 Winn-Dixie stores in Texas and Oklahoma, on June 22, 2000, we announced that we had reached an agreement with Winn-Dixie Stores, Inc. to terminate the previously announced plans to purchase the 74 stores.

         We are a 50% owner of Santee Dairies, L.L.C. ("Santee") and have a 10-year product supply agreement with Santee that requires us to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon the merger of Ralphs/Food 4 Less, Santee became excess capacity and a duplicate facility. We are currently engaged in efforts to dispose of our interest in Santee that may result in a loss.

OUTLOOK

         Information provided by us, including written or oral statements made by our representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as integration of the operations of acquired or merged companies, expansion and growth of our business, future capital expenditures and our business strategy, contain forward-looking information. Statements elsewhere in this report and below regarding our expectations, hopes, beliefs, intentions, or strategies are also forward looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. While we believe that the statements are accurate, uncertainties and other factors could cause actual results to differ materially from those statements. In particular:

             - We obtain sales growth from new square footage, as well as from increased productivity from existing locations. We expect 2000 full year square footage to grow 4.5% to 5.0%. We expect to continue to realize savings from economies of scale in technology and logistics, some of which may be reinvested in retail price reductions to increase sales volume and enhance market share.

             - We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, seafood shops, floral shops and bakeries. We believe the combination store format will allow us to withstand continued competition from other food retailers, supercenters, mass merchandisers and restaurants.

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

             - We expect to reduce working capital as compared to the third quarter of 1999 by a total of $500 million over the next 5 years. We define working capital as current operating assets less current operating liabilities. As of the end of the first quarter we have reduced working capital $197 million since the third quarter of 1999. A calculation of working capital based on our definition as of the end of the first quarter 2000 and the third quarter of 1999 is provided below:


                                                                             First Quarter         Third Quarter
                                                                                 2000                  1999
                                                                             -------------         -------------
                              Cash.....................................        $     163             $     283
                              Receivables..............................              608                   620
                              FIFO inventory...........................            4,416                 4,812
                              Operating prepaid and other assets.......              358                   199
                              Accounts payable.........................           (3,047)               (3,292)
                              Operating accrued liabilities............           (2,223)               (2,268)
                              Prepaid VEBA.............................             (118)                   --
                                                                               ----------            ---------
                              Working capital .........................        $     157             $     354
                                                                               ==========            =========


             - Our earnings per share target is a 16%-18% average annual increase over the next three years.

             - We expect our capital expenditures for the year to total $1.5-$1.6 billion, net of acquisitions. Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis, whenever possible, on self-development and ownership of store real estate, and on logistics and technology improvements. We intend to use the combination of cash flows from operations, including reductions in working capital, and borrowings under credit facilities to finance capital expenditure requirements. If determined preferable, we may fund capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity.

             - We expect to meet or exceed $380 million in synergy savings over the next three years as a result of our mergers. We project the timing of the annual savings by fiscal year to be as follows: $260 million in 2000, $345 million in 2001, and $380 million in 2002 and beyond. As of the end of the first quarter of 2000 we have achieved an annual run rate of $198 million.

             - We continue to utilize interest rate swaps and other derivatives to limit our exposure to rising interest rates. The derivatives are used primarily to fix the rates on variable debt and limit the floating rate debt to a total of $2.3 billion or less. Currently, a 100 basis point increase from the current range of interest rates would have less than $0.01 a share impact on this year's earnings. For the balance of the year, we expect less than 10% of our outstanding debt will be exposed to upward movements in interest rates and expect this floating rate debt to average $800 - $850 million for the rest of the year.


         Our ability to achieve our expectations may be impacted by several factors that could cause actual results to differ materially from our expectations. We operate in an increasingly competitive environment that could adversely affect our expected increases in sales and earnings. Competitors' pricing strategies, store openings, and remodels may effect our sales and earnings growth. A downturn in the general business or economic conditions in our operating regions may also adversely affect our sales and earnings. Such an economic downturn may include fluctuations in the rate of inflation, decreases in population, or employment and job growth. Although we believe we have adequate coverage of our debt covenants, our significant indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions and increasing our borrowing costs. Increases in labor costs and relations with union bargaining units representing our employees or delays in opening new stores could also cause us to fall short of our sales and earnings targets. Sales growth may also be negatively affected if the impact of new square footage on existing stores is greater than anticipated. While we expect to reduce working capital, our ability to do so may be impaired by changes in vendor payment terms or systems problems that result in increases in inventory levels. Our capital expenditures could fall outside of the expected range if we are unsuccessful in acquiring suitable sites for new stores, if development costs exceed those budgeted, or if our logistics and technology projects are not completed in the time frame expected or on budget. While we expect to achieve benefits through logistics and technology, due to our recent mergers and acquisitions, there are inherent uncertainties that may hinder the development of new systems and integration of systems. Unforeseen difficulties in integrating Fred Meyer or any other acquired entity with Kroger could cause us to fail to achieve the anticipated synergy savings, and could otherwise adversely affect our ability to meet our other expectations. Changes in laws and regulations, including changes in accounting standards and taxation requirements may adversely affect our operations. Accordingly, actual events and results may vary significantly from those included in or contemplated or implied by forward looking statements made by us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to risk from the changes in interest rates as a result of borrowing activities. We continue to utilize interest rate swaps and other derivatives to limit our exposure to rising interest rates. The derivatives are used primarily to fix the rates on variable debt and limit the floating rate debt to a total of $2.3 billion or less.

         There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10K filed with the SEC on April 27, 2000.

PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

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

                     EXHIBIT 27.1 - Financial Data Schedule.

                     EXHIBIT 99.1 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

              (b) The Company disclosed and filed an underwriting agreement, pricing agreement, and the Seventh Supplemental Indenture related to the issuance of $500,000,000, 8.05% Senior Notes, in its Current Report on Form 8-K dated February 11, 2000; and its earnings release for the fourth quarter and fiscal year of 1999 in its Current Report on Form 8-K dated March 9, 2000, as amended May 24, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE KROGER CO.

Dated: June 30, 2000                  By:  /s/ Joseph A. Pichler
                                           ------------------------------------
                                               Joseph A. Pichler
                                               Chairman of the Board and
                                                  Chief Executive Officer

Dated: June 30, 2000                  By:  /s/ M. Elizabeth Van Oflen
                                           ------------------------------------
                                               M. Elizabeth Van Oflen
                                               Vice President and
                                                  Corporate Controller

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