Form 10-K/A
period 2000-01-29
KROGER CO
filed 2000-08-02
CIK 56873

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
          STOCKHOLDER MATTERS



                            Common Stock Price Range
------------------------------------------------------------------------------
                      1999                                1998
                      ----                                ----
Quarter        High              Low              High              Low
--------     ---------         ---------        ---------         ---------
    1st      34-29/32          24-7/8          23-21/32          16-17/32
    2nd      31-3/8            24-1/8          23-3/4             20-3/32
    3rd      26-15/16          19-1/2          27-1/16                 21
    4th      24-1/4            14-7/8          30-13/32                22

Main trading market - New York Stock Exchange (Symbol KR)

Number of shareowners at year-end 1999:         51,000.

Number of shareowners at April 26, 2000:        51,286.

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

                                     THE KROGER CO.



Dated:        August 2, 2000         By (*Joseph A. Pichler)
                                         Joseph A. Pichler, Chairman
                                         of the Board of Directors and
                                         Chief Executive Officer


Dated:        August 2, 2000         By (*J. Michael Schlotman)
                                         J. Michael Schlotman
                                         Group Vice President and
                                         Chief Financial Officer


Dated:        August 2, 2000         By (*M. Elizabeth Van Oflen)
                                         M. Elizabeth Van Oflen
                                         Vice President & Corporate Controller
                                         and Principal Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 2nd day of August, 2000.





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