Form 10-Q
period 2000-08-12
KROGER CO
filed 2000-09-22
CIK 56873

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended August 12, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from________________to_________________

    Commission file number    1-303

                                 THE KROGER CO.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                         31-0345740
-------------------------------             ------------------------------------
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


There were 823,041,043 shares of Common Stock ($1 par value) outstanding as of September 19, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                         THE KROGER CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                       2nd Quarter Ended             Two Quarters Ended
                                                                  --------------------------     --------------------------
                                                                  August 12,      August 14,     August 12,       August 14,
                                                                     2000            1999           2000            1999
                                                                  ----------      ----------     ----------       ----------

Sales .........................................................    $11,017         $10,289         $25,346         $23,782
                                                                   -------         -------         -------         -------
Merchandise costs, including advertising, warehousing, and
transportation ................................................      8,053           7,590          18,554          17,552
Operating, general and administrative .........................      2,039           1,891           4,758           4,361
Rent ..........................................................        159             143             379             342
Depreciation and amortization .................................        234             216             541             497
Asset impairment charges ......................................         --              --             191              --
Merger related costs ..........................................          2             200              11             235
                                                                   -------         -------         -------         -------

  Operating profit ............................................        530             249             912             795
Interest expense ..............................................        155             143             361             342
                                                                   -------         -------         -------         -------

  Earnings before income tax expense and extraordinary loss....        375             106             551             453
Income tax expense ............................................        157              50             227             190
                                                                   -------         -------         -------         -------

  Earnings before extraordinary loss ..........................    $   218         $    56         $   324         $   263
Extraordinary loss, net of income tax benefit .................         (2)            (10)             (2)            (10)
                                                                   -------         -------         -------         -------

  Net earnings ................................................    $   216         $    46         $   322         $   253
                                                                   =======         =======         =======         =======


Earnings per basic common share:
  Earnings before extraordinary loss ..........................    $  0.26         $  0.07         $  0.39         $  0.32
  Extraordinary loss ..........................................       0.00           (0.01)           0.00           (0.01)
                                                                   -------         -------         -------         -------

     Net earnings .............................................    $  0.26         $  0.06         $  0.39         $  0.31
                                                                   =======         =======         =======         =======

Average number of common shares used in basic calculation......        824             829             828             828


Earnings per diluted common share:
  Earnings before extraordinary loss ..........................    $  0.26         $  0.06         $  0.38         $  0.30
  Extraordinary loss ..........................................       0.00           (0.01)           0.00           (0.01)
                                                                   -------         -------         -------         -------

     Net earnings .............................................    $  0.26         $  0.05         $  0.38         $  0.29
                                                                   =======         =======         =======         =======

Average number of common shares used in diluted calculation....        847             860             849             861

--------------------------------------------------------------------------------
                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         THE KROGER CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                       August 12,     January 29,
                                                                          2000            2000
                                                                       ----------     -----------

ASSETS
Current assets
   Cash ........................................................        $   155         $   281
   Receivables .................................................            573             622
   Inventories .................................................          3,795           3,938
   Prepaid and other current assets ............................            261             690
                                                                        -------         -------

       Total current assets ....................................          4,784           5,531

Property, plant and equipment, net .............................          8,534           8,275
Goodwill, net ..................................................          3,726           3,761
Other assets ...................................................            311             399
                                                                        -------         -------

       Total assets ............................................        $17,355         $17,966
                                                                        =======         =======

LIABILITIES
Current liabilities
   Current portion of long-term debt ...........................        $   586         $   536
   Accounts payable ............................................          2,911           2,775
   Accrued salaries and wages ..................................            637             695
   Other current liabilities ...................................          1,729           1,722
                                                                        -------         -------

       Total current liabilities ...............................          5,863           5,728

Long-term debt .................................................          7,222           8,045
Other long-term liabilities ....................................          1,531           1,510
                                                                        -------         -------
       Total liabilities .......................................         14,616          15,283
                                                                        -------         -------


Commitments and contingent liabilities .........................             --              --

SHAREOWNERS' EQUITY
Preferred stock, $100 par, 5 shares authorized
   and unissued ................................................             --              --
Common stock, $1 par, 1,000 shares authorized: 888 shares issued
   in 2000 and 885 shares issued in 1999 .......................            888             885
Additional paid-in capital .....................................          2,061           2,023
Retained earnings ..............................................            557             232
Common stock in treasury, at cost, 66 shares in 2000 and
   50 shares in 1999 ...........................................           (767)           (457)
                                                                        -------         -------

       Total shareowners' equity ...............................          2,739           2,683
                                                                        -------         -------

       Total liabilities and shareowners' equity ...............        $17,355         $17,966
                                                                        =======         =======

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

                         THE KROGER CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                                   Two Quarters Ended
                                                                             ----------------------------
                                                                             August 12,        August 14,
                                                                                2000              1999
                                                                             ----------        ----------

Cash Flows From Operating Activities:
    Net earnings ......................................................        $   322         $   253
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Extraordinary loss ............................................              2              10
        Depreciation ..................................................            487             444
        Goodwill amortization .........................................             54              53
        Non-cash items ................................................            261              25
        Deferred income taxes .........................................            189              69
        Other .........................................................             34               2
        Changes in operating assets and liabilities net of effects from acquisitions of businesses:
           Inventories ................................................            140             (59)
           Receivables ................................................             51              (1)
           Accounts payable ...........................................            170              92
           Other ......................................................            185             327
                                                                               -------         -------

               Net cash provided by operating activities ..............          1,895           1,215
                                                                               -------         -------

Cash Flows From Investing Activities:
    Capital expenditures ..............................................           (838)           (846)
    Proceeds from sale of assets ......................................             68              49
    Payments for acquisitions, net of cash acquired ...................            (67)             --
    Other .............................................................            (21)            (40)
                                                                               -------         -------

               Net cash used by investing activities ..................           (858)           (837)
                                                                               -------         -------

Cash Flows From Financing Activities:
    Proceeds from issuance of long-term debt ..........................            525             931
    Reductions in long-term debt ......................................         (1,360)         (1,200)
    Debt prepayment costs .............................................             --              (2)
    Financing charges incurred ........................................             (7)             (9)
    Decrease in book overdrafts .......................................            (48)            (93)
    Proceeds from issuance of capital stock ...........................             37              36
    Treasury stock purchases ..........................................           (310)             --
                                                                               -------         -------

               Net cash used by financing activities ..................         (1,163)           (337)
                                                                               -------         -------

Net (decrease) increase in cash and temporary cash investments ........           (126)             41
Cash and temporary investments:
        Beginning of year .............................................            281             263
                                                                               -------         -------

        End of period .................................................        $   155         $   304
                                                                               =======         =======

Supplemental disclosure of cash flow information:
        Cash paid during the year for interest ........................        $   356         $   283
        Cash paid during the year for income taxes ....................        $    77         $    69
    Non-cash changes related to purchase acquisitions:
           Fair value of assets acquired ..............................        $    91         $    --
           Goodwill recorded ..........................................        $    30         $    --
           Liabilities assumed ........................................        $    54         $    --

-------------------------------------------------------------------------------
                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         All amounts are in millions except per share amounts and certain prior year amounts have been reclassified to conform to current year presentation.

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

         In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the fiscal 1999 Form 10-K Annual Report of The Kroger Co. filed with the SEC on April 27, 2000, as amended.

         The unaudited information included in the consolidated financial statements for the second quarter and two quarters ended August 12, 2000 and August 14, 1999 includes the results of operations of the Company for the 12 week quarters and 28 week periods then ended.

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

3.       MERGER RELATED COSTS

         The Company is continuing the process of implementing its integration plan relating to recent mergers. The integration plan, which involves incurring transaction costs, includes distribution consolidation, systems integration, store conversions, store closures, and administration integration. Total merger related costs incurred were $2 during the second quarter of 2000, and $200 during the second quarter of 1999. Year-to-date merger related costs were $11 in 2000 and $235 in 1999.

         The following table presents the components of the merger related costs:

                                         Second Quarter Ended     Two Quarters Ended
                                        ----------------------  ---------------------
                                        August 12,  August 14,  August 12,  August 14
                                           2000       1999        2000        1999
                                        ----------  ----------  ----------  ---------
CHARGES RECORDED AS CASH EXPENDED
   Distribution consolidation.....        $ --        $  6        $  1        $ 10
   Systems integration ...........          --          19          --          42
   Store conversions .............          --          19          --          22
   Transaction costs .............          --          85          --          87
   Administration integration.....          --          12           4          13
                                          ----        ----        ----        ----
                                            --         141           5         174
NON-CASH WRITEDOWN
   System integration ............          --           1          --           3
   Store closures ................          --           3          --           3
   Administration integration.....          --          14          --          14
                                          ----        ----        ----        ----
                                            --          18          --          20

OTHER CHARGES
   Administration integration.....           2          --           6          --
                                          ----        ----        ----        ----
                                             2          --           6          --
ACCRUED CHARGES
   Distribution consolidation.....          --           5          --           5
   Store closures ................          --           4          --           4
   Administration integration.....          --          32          --          32
                                          ----        ----        ----        ----
                                            --          41          --          41
                                          ----        ----        ----        ----

Total merger related costs........        $  2        $200        $ 11        $235
                                          ====        ====        ====        ====


TOTAL CHARGES
   Distribution consolidation.....        $ --        $ 11        $  1        $ 15
   Systems integration ...........          --          20          --          45
   Store conversions .............          --          19          --          22
   Transaction costs .............          --          85          --          87
   Store closures ................          --           7          --           7
   Administration integration.....           2          58          10          59
                                          ----        ----        ----        ----
Total merger related costs .......        $  2        $200        $ 11        $235
                                          ====        ====        ====        ====



         Distribution Consolidation

         Represents costs to consolidate distribution operations and eliminate duplicate facilities. The costs in 2000 represent severance costs incurred and paid. The $11 in the second quarter of 1999 was for incremental labor during the closing of the Hughes distribution center and other incremental costs incurred as a part of the realignment of the Company's distribution system.

         Systems Integration

         Represents the costs of integrating systems and the related conversion of corporate office and store systems. In the second quarter of 1999, costs totaling $19 were expensed as incurred including incremental operating costs, principally labor, during the conversion process, payments to third parties, and training costs.

         Store Conversions

         Includes the cost to convert store banners. All costs represented incremental cash expenditures for advertising and promotions to establish the banner, changing store signage, labor required to remerchandise the store inventory and other services that were expensed as incurred.

         Transaction Costs

         Represents fees paid to outside parties, employee bonuses that were contingent upon the completion of the mergers, and an employee stay bonus program. The Company incurred costs totaling $85 in the second quarter of 1999, related to fees and employee bonuses recorded as the cash was expended.

         Store Closures

         Includes the costs to close stores identified as duplicate facilities and to sell stores pursuant to settlement agreements. Costs totaling $7 incurred during the second quarter of 1999 related to the closure of five stores identified as duplicate facilities and to sell five stores pursuant to a settlement with the Federal Trade Commission.

         Administration Integration

         Includes labor and severance costs related to employees identified for termination in the integration and charges to conform accounting policies. During the second quarter of 2000, the Company incurred costs totaling $2 resulting from the issuance of restricted stock related to merger synergies. Year-to-date 2000, the Company has recorded costs totaling $10 which includes $6 resulting from restricted stock, and $4 for severance payments recorded as cash expended. Restrictions on the stock grants lapse as synergy goals are achieved. During the second quarter of 1999, the Company accrued severance costs totaling $12 and $20 for an obligation to make a charitable contribution within seven years from the date of the Fred Meyer merger.

         The following table is a summary of the changes in accruals related to various business combinations:

                                                                     Facility        Employee      Incentive Awards
                                                                  Closure Costs     Severance     and Contributions
                                                                  -------------     ---------     -----------------
         Balance at January 2, 1999..............................    $  133           $   30            $   --
             Additions...........................................         8               24                29
             Payments............................................       (11)             (25)               --
                                                                     ------           ------            ------

         Balance at January 29, 2000.............................       130               29                29
             Payments............................................       (10)              (8)               --
                                                                     ------           ------            ------

         Balance at August 12, 2000..............................    $  120           $   21            $   29
                                                                     ======           ======            ======

4.       ONE-TIME ITEMS

         In addition to the Merger Related Costs described above, the Company incurred one-time expenses related to recent mergers of $89 and $36 year-to-date 2000 and 1999, respectively. The one-time items in 2000 included approximately $19 for inventory writedowns included as merchandise costs. The remaining $70 in 2000 is included in operating, general and administrative costs and relates primarily to stores that have closed or will close and severance expenses related to headcount reductions and other miscellaneous costs. Of the $70, $15 represented cash expenditures and $55 represented charges that were accrued relating primarily to the net present value of lease liabilities relating to closed stores. No material payments were made on these accruals during the quarter. The 1999 one-time items represent costs related to mergers recorded as cash was expended. Of the $36, $18 was included in operating, general and administrative costs, and $18 was included in merchandise costs.

5.       ASSET IMPAIRMENT CHARGES

         Due to updated profitability forecasts for 2000 and beyond and new divisional leadership, the Company performed an impairment review of its long-lived assets. During this review, the Company identified impairment losses for both assets to be disposed of and assets to be held and used.

         Assets to be Disposed of

         The impairment charge for assets to be disposed of related primarily to the carrying value of land, buildings, and equipment for 25 stores that have been closed or that management has committed to close by the end of the fiscal year. The impairment charge was determined using the fair value less the cost to sell. Fair value less the cost to sell used in the impairment calculation was based on discounted cash flows and third-party offers to purchase the assets, or market value for comparable properties, if applicable. Accordingly, an impairment charge of $81 related to assets to be disposed of was recognized, reducing the carrying value of fixed assets and goodwill by $41 and $40, respectively.

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

6.       INCOME TAXES

         The effective income tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes and the amortization and impairment writedown of non-deductible goodwill.

7.       EARNINGS PER COMMON SHARE

         Earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options.

         The amounts below are calculated based on earnings before extraordinary items. The extraordinary items during 2000 and 1999 resulted from the early retirement of debt. The following table provides a reconciliation of earnings and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.


                                                          For the quarter ended                     For the quarter ended
                                                             August 12, 2000                           August 14, 1999
                                                 --------------------------------------    --------------------------------------
                                                   Earnings       Shares      Per Share      Earnings        Shares     Per Share
                                                 (Numerator)   (Denominator)   Amount      (Numerator)  (Denominator)    Amount
                                                 --------------------------------------    --------------------------------------

         Basic earnings per common share.......    $    218           824       $  0.26       $     56           829      $  0.07

         Dilutive effect of stock options and
             warrants..........................          --            23                           --            31
                                                   --------      --------                     --------       -------

         Diluted earnings per common share....     $    218           847       $  0.26       $     56           860      $  0.06
                                                   ========      ========                     ========       =======



                                                        For the two quarters ended                For the two quarters ended
                                                             August 12, 2000                           August 14, 1999
                                                 --------------------------------------    --------------------------------------
                                                   Earnings       Shares      Per Share      Earnings        Shares     Per Share
                                                  (Numerator)  (Denominator)   Amount      (Numerator)    (Denominator)   Amount
                                                 --------------------------------------    --------------------------------------

         Basic earnings per common share.......    $    324           828       $  0.39       $    263           828      $  0.32

         Dilutive effect of stock options and
             warrants..........................          --            21                           --            33
                                                   --------      --------                     --------       -------

         Diluted earnings per common share....     $    324           849       $  0.38       $    263           861      $  0.30
                                                   ========      ========                     ========       =======

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

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This standard became effective July 1, 2000. The adoption of the standard did not have a material impact on the financial statements.

9.       GUARANTOR SUBSIDIARIES

         Certain of the Company's Senior Notes and Senior Subordinated Notes (the "Guaranteed Notes") are jointly and severally, fully and unconditionally guaranteed by certain Kroger subsidiaries (the "Guarantor Subsidiaries"). At August 12, 2000, a total of approximately $5.3 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of Kroger. Separate financial statements of Kroger and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

         The following tables present summarized financial information as of August 12, 2000 and January 29, 2000 and for the two quarters ended August 12, 2000 and August 14, 1999.

         SUMMARIZED FINANCIAL INFORMATION AS OF AUGUST 12, 2000 AND FOR THE TWO QUARTERS THEN ENDED:

                                                                     Guarantor
         (in millions of dollars)               Kroger             Subsidiaries          Eliminations          Consolidated
         ------------------------------     ---------------     ------------------    ------------------    ------------------
         Current assets                       $      554            $    4,230            $       --            $    4,784
         Non-current assets                   $   10,992            $   11,276            $   (9,697)           $   12,571
         Current liabilities                  $    1,254            $    4,609            $       --            $    5,863
         Non-current liabilities              $    7,552            $    1,201            $       --            $    8,753

         Sales                                $    3,480            $   22,238            $     (372)           $   25,346
         Gross profit                         $      663            $    6,157            $      (28)           $    6,792
         Operating (loss) profit              $      (25)           $      937            $       --            $      912
         Net earnings                         $      322            $   13,719            $  (13,719)           $      322

         SUMMARIZED FINANCIAL INFORMATION AS OF JANUARY 29, 2000:

                                                                     Guarantor
         (in millions of dollars)               Kroger             Subsidiaries          Eliminations          Consolidated
         ------------------------------     ---------------     ------------------    ------------------    ------------------
         Current assets                       $      578            $    4,953            $       --            $    5,531
         Non-current assets                   $   11,652            $   11,180            $  (10,397)           $   12,435
         Current liabilities                  $    1,109            $    4,619            $       --            $    5,728
         Non-current liabilities              $    8,437            $    1,118            $       --            $    9,555


         SUMMARIZED FINANCIAL INFORMATION FOR THE TWO QUARTERS ENDED AUGUST 14, 1999:

                                                                     Guarantor
         (in millions of dollars)               Kroger             Subsidiaries          Eliminations          Consolidated
         ------------------------------     ---------------     ------------------    ------------------    ------------------
         Sales                                $    3,398            $   20,770            $     (386)           $   23,782
         Gross profit                         $      648            $    5,608            $      (26)           $    6,230
         Operating (loss) profit              $      (80)           $      875            $       --            $      795
         Net earnings                         $      253            $      502            $     (502)           $      253

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

11.      TREASURY STOCK

         During the quarter, the Company invested $101 to repurchase 4.7 shares of Kroger common stock. During the first two quarters of 2000, the Company repurchased approximately 16 shares of its common stock for a total investment of $310. The Company has purchased 15.2 shares for approximately $293 under its $750 stock repurchase plan and has purchased an additional 0.8 shares under its program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises.

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


RESULTS OF OPERATIONS

         Total sales for the second quarter of 2000 increased 7.1% to $11 billion while year-to-date sales increased 6.6% to $25 billion. Excluding sales from divested stores, sales for the second quarter increased 7.2% or $738 million over the same period in 1999. Year-to-date sales, excluding divested stores, increased 6.9% or $1.6 billion over the first two quarters of 1999. The increase in sales is attributable to an increase in comparable and identical store sales and an increase in the number of stores due to acquisitions and expansions. Identical food store sales, which includes stores that have been in operation and have not been expanded or relocated for five quarters, grew 1.7% from the second quarter of 1999. Comparable food stores sales, which includes relocations and expansions, increased 2.1% over the prior year.

         A portion of the increase in sales also was due to an increase in the number of stores. During the second quarter of 2000, we opened, acquired, expanded or relocated 38 food stores. We had 12 operational closings and completed 28 within the wall remodels. We operated 2,338 food stores at August 12, 2000, compared to 2,192 food stores at August 14, 1999. As of August 12, 2000, food store square footage totaled 122 million. This represents an increase of 8.0% over August 14, 1999, after adjusting for divested stores.

         Our gross profit rate, excluding one-time expenses and the effect of LIFO, was 27.0% in the second quarter of 2000 and 26.4% in the second quarter of 1999. On this same basis, our year-to-date gross profit rate was 26.9% in 2000 and 26.3% in 1999. During the second quarter of 2000, we incurred $4 million of one-time expenses included in merchandise costs bringing our year-to-date one-time costs for 2000 to $19 million. This compares to $13 million during the second quarter and $18 million year-to-date 1999. Including these costs, our gross profit rates were 26.9% for the second quarter and year-to-date 2000 and 26.2% for the second quarter and year-to-date 1999. This increase is primarily the result of synergy savings, reductions in product costs through our corporate-wide merchandising programs, and increases in private-label sales and profitability. The economies of scale created by the merger are providing reduced costs by enabling strategic initiatives in coordinated purchasing. Technology and logistics efficiencies also have led to improvements in category management and various other aspects of our operations, resulting in a decreased cost of product. During the quarter, we introduced 160 private-label products that produce a higher gross profit than the comparable national brands.

         We incurred $4 million of one-time operating, general and administrative expenses in the second quarter of 2000 compared to $17 million during the second quarter of 1999. Year-to-date these costs are $70 million for 2000 and $18 million for 1999. Excluding these one-time items, operating, general and administrative expenses as a percent of sales were 18.5% during the second quarter and year-to-date 2000. On this same basis, the operating, general and administrative expenses as a percent of sales were 18.2% for the second quarter 1999 and 18.3% year-to-date. Including the one-time items, operating, general and administrative expenses as a percent of sales were 18.5% in the second quarter of 2000 and 18.8% year-to-date 2000, compared to 18.4% in the second quarter of 1999 and 18.3% year-to-date 1999. The increase in operating, general and administrative expenses as a percent of sales is due to higher bonus accruals, higher health care costs, higher utility costs, and increasing credit card fees.

         The effective tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes and the amortization and impairment writeoff of non-deductible goodwill. Goodwill amortization was $23 million in the second quarter of 2000 and $23 million in the second quarter of 1999. The goodwill impairment writedown taken in the first quarter of 2000 was $80 million.

         Net earnings before extraordinary loss, excluding merger related costs and one-time items, were $233 million or $0.28 per diluted share for the second quarter of 2000. This represents a 17% increase over earnings before extraordinary loss, excluding merger related costs and one-time items, of $0.24 per diluted share for the second quarter of 1999. On these same bases, year-to-date 2000 earnings before extraordinary loss were $510 million or $0.60 per diluted share. These results represent an increase of 20% over year-to-date 1999 earnings before extraordinary loss of $0.50 per diluted share.

MERGER RELATED COSTS

         We are continuing the process of implementing our integration plan relating to recent mergers. The integration plan, which involves incurring transaction costs, includes distribution consolidation, systems integration, store conversions, store closures, and administration integration. Total merger related costs incurred were $2 million during the second quarter of 2000, and $200 million during the second quarter of 1999. Year-to-date merger related costs incurred were $11 million in 2000 and $235 million in 1999.

         The following table presents the components of the merger related costs:

                                                                          Second Quarter Ended               Two Quarters Ended
                                                                       --------------------------        --------------------------
                                                                       August 12,      August 14,        August 12,       August 14
                                                                           2000            1999              2000            1999
                                                                       ----------      ----------        ----------       ---------
   CHARGES RECORDED AS CASH EXPENDED
      Distribution consolidation.....................................     $  --           $   6             $   1            $  10
      Systems integration............................................        --              19                --               42
      Store conversions..............................................        --              19                --               22
      Transaction costs..............................................        --              85                --               87
      Administration integration.....................................        --              12                 4               13
                                                                          -----           -----             -----            -----
                                                                             --             141                 5              174
   NON-CASH WRITEDOWN
      System integration.............................................        --               1                --                3
      Store closures.................................................        --               3                --                3
      Administration integration.....................................        --              14                --               14
                                                                          -----           -----             -----            -----
                                                                             --              18                --               20

   OTHER CHARGES
      Administration integration.....................................         2              --                 6               --
                                                                          -----           -----             -----            -----
                                                                              2              --                 6               --
   ACCRUED CHARGES
      Distribution consolidation.....................................        --               5                --                5
      Store closures.................................................        --               4                --                4
      Administration integration.....................................        --              32                --               32
                                                                          -----           -----             -----            -----
                                                                             --              41                --               41
                                                                          -----           -----             -----            -----

   Total merger related costs........................................     $   2           $ 200             $  11            $ 235
                                                                          =====           =====             =====            =====


   TOTAL CHARGES
      Distribution consolidation.....................................     $  --           $  11             $   1            $  15
      Systems integration............................................        --              20                --               45
      Store conversions..............................................        --              19                --               22
      Transaction costs..............................................        --              85                --               87
      Store closures                                                         --               7                --                7
      Administration integration.....................................         2              58                10               59
                                                                          -----           -----             -----            -----
   Total merger related costs........................................     $   2           $ 200             $  11            $ 235
                                                                          =====           =====             =====            =====

         Distribution Consolidation

         Charges related to "Distribution Consolidation" represent costs to consolidate distribution operations and eliminate duplicate facilities. The $11 million in the second quarter of 1999 was for incremental labor during the closing of the Hughes distribution center and other incremental costs incurred as a part of the realignment of our distribution system.

         Systems Integration

         Charges related to "Systems Integration" represent the costs of integrating systems and the related conversion of corporate office and store systems. In the second quarter of 1999, costs totaling $19 million were expensed as incurred including incremental operating costs, principally labor, during the conversion process, payments to third parties, and training costs.

         Store Conversions

         Charges related to "Store Conversions" include the cost to convert store banners. All costs represented incremental cash expenditures for advertising and promotions to establish the banner, changing store signage, labor required to remerchandise the store inventory and other services that were expensed as incurred.

         Transaction Costs

         Charges related to "Transaction Costs" represent fees paid to outside parties, employee bonuses that were contingent upon the completion of the mergers, and an employee stay bonus program. We incurred costs totaling $85 million in the second quarter of 1999, related to fees and employee bonuses recorded as the cash was expended.

         Store Closures

         Charges related to "Store Closures" include the costs to close stores identified as duplicate facilities and to sell stores pursuant to settlement agreements. Costs totaling $7 million incurred during the second quarter of 1999 were to close five stores identified as duplicate facilities and to sell five stores pursuant to a settlement with the Federal Trade Commission.


         Administration Integration

         Charges related to "Administration Integration" include labor and severance costs related to employees identified for termination in the integration and charges to conform accounting policies. During the second quarter of 2000, we incurred costs totaling $2 resulting from the issuance of restricted stock related to merger synergies. Year-to-date 2000, we have recorded costs totaling $10 million which includes approximately $6 million resulting from restricted stock, and $4 million for severance payments recorded as cash expended. Restrictions on the stock grants lapse as synergy goals are achieved. During the second quarter of 1999, we accrued severance costs totaling $12 million and $20 for an obligation to make a charitable contribution within seven years from the date of the Fred Meyer merger.


         The following table is a summary of the changes in accruals related to various business combinations:

                                                                    Facility        Employee       Incentive Awards
                                                                 Closure Costs      Severance     and Contributions
                                                                 -------------      ---------     -----------------
                                                                                    (in millions)
         Balance at January 2, 1999............................      $  133           $   30            $   --
             Additions.........................................           8               24                29
             Payments..........................................         (11)             (25)               --
                                                                     ------           ------            ------

         Balance at January 29, 2000...........................         130               29                29
             Payments..........................................         (10)              (8)               --
                                                                     ------           ------            ------

         Balance at August 12, 2000............................      $  120           $   21            $   29
                                                                     ======           ======            ======

ONE-TIME ITEMS

         In addition to the Merger Related Costs described above, we incurred one-time expenses related to recent mergers of $89 million and $36 million year-to-date 2000 and 1999, respectively. The one-time items in 2000 included approximately $19 million for inventory writedowns included as merchandise costs. The remaining $70 million in 2000 is included in operating, general and administrative costs and relates primarily to stores that have closed or will close and severance expenses related to headcount reductions and other miscellaneous costs. Of the $70 million, $15 million represented cash expenditures and $55 million represented charges that were accrued relating primarily to the net present value of lease liabilities relating to closed stores. No material payments were made on these accruals during the quarter. The 1999 one-time items represent costs related to mergers recorded as cash was expended. Of the $36 million, $18 million was included in operating, general and administrative costs, and $18 million was included in merchandise costs.

ASSET IMPAIRMENT CHARGES

         Due to updated profitability forecasts for 2000 and beyond and new divisional leadership, we performed an impairment review of our long-lived assets. During this review, we identified impairment losses for both assets to be disposed of and assets to be held and used.

         Assets to be Disposed of

         The impairment charge for assets to be disposed of related primarily to the carrying value of land, buildings, and equipment for 25 stores that have been closed or that management has committed to close by the end of the fiscal year. The impairment charge was determined using the fair value less the cost to sell. Fair value less the cost to sell used in the impairment calculation was based on discounted cash flows and third party offers to purchase the assets, or market value for comparable properties, if applicable. Accordingly, an impairment charge of $81 million related to assets to be disposed of was recognized, reducing the carrying value of fixed assets and goodwill by $41 million and $40 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

         Debt Management

         During the quarter, we invested $101 million to repurchase 4.7 million shares of Kroger stock at an average price of $21.39 per share. During the first two quarters of 2000, we repurchased approximately 16 million shares of our common stock at an average price of $19.27 per share for a total investment of $310 million. We have purchased 15.2 million shares for approximately $293 million under our $750 million stock repurchase plan and we purchased an additional 0.8 million shares under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises.

         We had several lines of credit totaling $4.0 billion, with $2.0 billion in unused balances at August 12, 2000. In addition, we had a $470 million synthetic lease credit facility with no unused balance and a $175 million money market line with an unused balance of $75 million at August 12, 2000.

         Net debt decreased $205 million to $8.1 billion at the end of the second quarter of 2000 compared to the second quarter of the prior year. We define net debt as long-term debt, including capital leases and current portion thereof, less investments in Kroger debt securities and prefunded employee benefits. We do not intend to present net debt as an alternative to any generally accepted accounting principle measure of performance. Rather, we believe that presentation of this calculation is important to the understanding of our financial condition. Net debt decreased $659 million from year-end 1999, despite the $310 million repurchase of Kroger stock and acquisitions completed during the first two quarters of 2000. The decrease since year-end resulted from strong free cash flow from operations, including an improvement in net working capital.

         Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. Some of these covenants are based on EBITDA, which we define as earnings before interest, taxes, depreciation, amortization, LIFO, extraordinary losses, and one-time items. The ability to generate EBITDA at levels sufficient to satisfy the requirements of these agreements is a key measure of our financial strength. We do not intend to present EBITDA as an alternative to any generally accepted accounting principle measure of performance. Rather, we believe the presentation of EBITDA is important for understanding our performance compared to our debt covenants. The calculation of EBITDA is based on the definition contained in our bank credit facilities. This may be a different definition than other companies use. We were in compliance with all EBITDA-based bank credit facility and indenture covenants on August 12, 2000.

         The following is a summary of the calculation of EBITDA for the second quarters ended August 12, 2000 and August 14, 1999.

                                                                       Second Quarter Ended                   Two Quarters Ended
                                                                   ----------------------------         ----------------------------
                                                                   August 12,        August 14,         August 12,        August 14,
                                                                      2000              1999               2000              1999
                                                                   ----------        ----------         ----------        ----------
                                                                         (in millions)                        (in millions)

         Earnings before tax expense.............................  $     375         $     106          $     551         $     453
         Interest................................................        155               143                361               342
         Depreciation............................................        211               193                487               444
         Goodwill amortization...................................         23                23                 54                53
         LIFO....................................................          4                --                 16                12
         One-time items included in merchandise costs............          4                13                 19                18
         One-time items included in operating, general and
            administrative expenses..............................          4                17                 70                18
         Merger related costs....................................          2               200                 11               235
         Impairment charges......................................         --                --                191                --
                                                                   ---------         ---------          ---------         ---------

         EBITDA..................................................  $     778         $     705          $   1,760         $   1,575
                                                                   =========         =========          =========         =========

         Cash Flow

         We generated $1.9 billion of cash from operating activities year-to-date 2000 compared to $1.2 billion year-to-date 1999. Cash flow from operating activities increased in the second quarter of 2000 largely due to a reduction in working capital and an increase in net earnings excluding non-cash charges.

         Investing activities used $858 million of cash year-to-date 2000 compared to $837 million year-to-date 1999. This increase was primarily due to payments made for acquisitions during 2000.

         Financing activities used $1,163 million of cash year-to-date 2000 compared to $337 million in the second quarter of 1999. This increase is due to our repurchase of treasury shares and reductions in debt.

CAPITAL EXPENDITURES

         Capital expenditures excluding acquisitions totaled $384 million in the second quarter of 2000 compared to $404 million in the second quarter of 1999. During the second quarter of 2000 we opened, acquired, expanded, or relocated 38 food stores. We had 12 operational closings and completed 28 within the wall remodels. Excluding divested stores, square footage increased 8.0% over the prior year.

         Year-to-date 2000 capital expenditures totaled $838 million compared to $846 million year-to-date 1999. During the first two quarters of 2000 we opened, acquired, expanded, or relocated 57 food stores. We had 30 operational closings and completed 58 within the wall remodels.

OTHER ISSUES

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

OUTLOOK

         Information provided by us, including written or oral statements made by our representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as integration of the operations of acquired or merged companies, expansion and growth of our business, future capital expenditures and our business strategy, contain forward-looking information. Statements elsewhere in this report and below regarding our expectations, hopes, beliefs, intentions, or strategies are also forward looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. While we believe that the statements are accurate, uncertainties and other factors could cause actual results to differ materially from those statements. In particular:

               o We obtain sales growth from new square footage, as well as from increased productivity from existing locations. We expect 2000 full year square footage to grow 4.5% to 5.0% excluding acquisitions. We expect to continue to realize savings from economies of scale in technology and logistics, some of which may be reinvested in retail price reductions to increase sales volume and enhance market share.

               o We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, seafood shops, floral shops and bakeries. We believe the combination store format will allow us to withstand continued competition from other food retailers, supercenters, mass merchandisers and restaurants.

               o We believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

               o We expect to continue capital spending in technology focusing on improved store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, which should continue to reduce merchandising costs as a percent of sales.

               o We expect to reduce working capital as compared to the third quarter of 1999 by a total of $500 million over the next 5 years. We define working capital as current operating assets less current operating liabilities. We do not intend to present working capital as an alternative to any generally accepted accounting principle measure of performance. Rather, we believe this presentation is relevant to an assessment of our financial condition. As of the end of the second quarter we have reduced working capital $335 million since the third quarter of 1999; however, we typically experience an increase in working capital during the third quarter due to an increase in inventory for the holiday season. A calculation of working capital based on our definition as of the end of the second quarter 2000 and the third quarter of 1999 is provided below:

                                                                           Second Quarter        Third Quarter
                                                                                 2000                 1999
                                                                           --------------        -------------
                              Cash.....................................        $   155             $   283
                              Receivables..............................            573                 620
                              FIFO inventory...........................          4,313               4,812
                              Operating prepaid and other assets.......            252                 199
                              Accounts payable.........................         (2,911)             (3,199)
                              Operating accrued liabilities............         (2,307)             (2,361)
                              Prepaid VEBA.............................            (56)                 --
                                                                               -------             -------
                              Working capital .........................        $    19             $   354
                                                                               =======             =======

               o Our earnings per share target is a 16%-18% average annual increase over the next three years.

               o We expect our capital expenditures for the year to total approximately $1.8 billion, net of acquisitions. Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis, whenever possible, on self-development and ownership of store real estate, and on logistics and technology improvements. We intend to use the combination of cash flows from operations, including reductions in working capital, and borrowings under credit facilities to finance capital expenditure requirements. If determined preferable, we may fund capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity.

               o We expect to meet or exceed $380 million in annual synergy savings as a result of our mergers by the end of fiscal 2001. We expect to exceed our previously stated annual synergy savings goal of $260 million for fiscal 2000. As of the end of the second quarter of 2000 we have achieved an annual run rate of $257 million. Some of these savings will be reinvested in the business to drive sales growth.

               o We expect interest expense for the year to total $655 - $670 million. We continue to utilize interest rate swaps and other derivatives to limit our exposure to rising interest rates. The derivatives are used primarily to fix the rates on variable debt and limit the floating rate debt to a total of $2.3 billion or less. Currently, a 100 basis point increase from the current range of interest rates would have less than a one-half cent a share impact on this year's second half earnings. For the balance of the year, we expect less than 10% of our outstanding debt will be exposed to upward movements in interest rates and expect this floating rate debt to average $800 - $850 million for the remainder of the year.


         Our ability to achieve our expectations may be impacted by several factors that could cause actual results to differ materially from our expectations. We operate in an increasingly competitive environment that could adversely affect our expected increases in sales and earnings. Competitors' pricing strategies, store openings, and remodels may effect our sales and earnings growth. A downturn in the general business or economic conditions in our operating regions may also adversely affect our sales and earnings. Such an economic downturn may include fluctuations in the rate of inflation, decreases in population, or employment and job growth. Although we believe we have adequate coverage of our debt covenants, our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions and increasing our borrowing costs. Increases in labor costs and relations with union bargaining units representing our employees or delays in opening new stores could also cause us to fall short of our sales and earnings targets. Sales growth may also be negatively affected if the impact of new square footage on existing stores is greater than anticipated. While we expect to reduce working capital, our ability to do so may be impaired by changes in vendor payment terms, seasonal variations in inventory levels, or systems problems that result in increases in inventory levels. Our capital expenditures could fall outside of the expected range if we are unsuccessful in acquiring suitable sites for new stores, if development costs exceed those budgeted, or if our logistics and technology projects are not completed in the time frame expected or on budget. While we expect to achieve benefits through logistics and technology, due to our recent mergers and acquisitions, there are inherent uncertainties that may hinder the development of new systems and integration of systems. Unforeseen difficulties in integrating Fred Meyer or any other acquired entity with Kroger could cause us to fail to achieve the anticipated synergy savings, and could otherwise adversely affect our ability to meet our other expectations. Changes in laws and regulations, including changes in accounting standards and taxation requirements may adversely affect our operations. Accordingly, actual events and results may vary significantly from those included in or contemplated or implied by forward looking statements made by us.

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

PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  June 22, 2000 - Annual Meeting

     (b) The shareholders elected five directors to serve until the annual meeting of shareholders in 2003 or until their successors have been elected and qualified; elected one director to serve until the annual meeting of shareholders in 2001 or until his successor has been elected and qualified; and ratified the selection of PricewaterhouseCoopers LLP, as Company auditors for 2000. The shareholders also adopted a shareholder proposal recommending that the Board of Directors take steps to implement the annual election of all Board members as opposed to election in classes and defeated a shareholder proposal recommending the Company remove genetically engineered items from its products sold under its brand names or private labels.

          Votes were cast as follows:

                                                       For                 Withheld
                                                  -----------            ----------
              To Serve Until 2003
              -------------------
           Reuben V. Anderson                     689,638,909            18,454,919
           Clyde R. Moore                         691,997,956            16,095,872
           Joseph A. Pichler                      694,998,231            13,095,597
           Steven R. Rogel                        693,458,528            14,635,300
           Martha Romayne Seger                   691,667,824            16,426,004

              To Serve Until 2001
              -------------------
           Ronald W. Burkle                       694,858,055            13,235,773

                                                      For                  Against               Withheld        Broker Non-Votes
                                                  -----------            ----------             ---------        ----------------
           PricewaterhouseCoopers LLP             701,919,660             2,832,838             3,341,330              --


                                                      For                  Against               Withheld        Broker Non-Votes
                                                  -----------            ----------             ---------        ----------------
           Shareholder proposal
           (declassify Board)                     398,197,134           221,983,456             7,064,080           80,849,158

                                                      For                  Against               Withheld        Broker Non-Votes
                                                  -----------            ----------             ---------        ----------------
           Shareholder proposal
           (genetically engineered items)          21,356,929           536,145,611            69,742,130           80,849,158

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

          EXHIBIT 27.1 - Financial Data Schedule.

          EXHIBIT 99.1 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

     (b) The Company disclosed and filed its earnings release for the first quarter of fiscal year 2000 in its Current Report on Form 8-K dated June 20, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE KROGER CO.


Dated: September 22, 2000                 By:   /s/ Joseph A. Pichler
                                                --------------------------
                                                    Joseph A. Pichler
                                                    Chairman of the Board and
                                                       Chief Executive Officer

Dated: September 22, 2000                 By:   /s/ M. Elizabeth Van Oflen
                                                --------------------------
                                                    M. Elizabeth Van Oflen
                                                    Vice President and
                                                       Corporate Controller

                                  Exhibit Index


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