Form 10-K/A
period 2000-01-29
KROGER CO
filed 2000-09-26
CIK 56873

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

        *99.2              Annual Report on Form 11-K for the Fred Meyer, Inc.
                           401(k) Savings Plan for Collective Bargaining Unit Employees for the Plan Year ended December 31, 1999.


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

                                     THE KROGER CO.





Dated:        September 26, 2000         By /s/ Joseph A. Pichler
                                          Joseph A. Pichler, Chairman
                                          of the Board of Directors and
                                          Chief Executive Officer


Dated:        September 26, 2000         By /s/ J. Michael Schlotman
                                          J. Michael Schlotman
                                          Group Vice President and
                                          Chief Financial Officer


Dated:        September 26, 2000         By /s/ M. Elizabeth Van Oflen
                                          M. Elizabeth Van Oflen
                                          Vice President & Corporate Controller
                                          and Principal Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 26th day of September, 2000.





/s/ Reuben V. Anderson                     Director
Reuben V. Anderson

/s/ Robert D. Beyer                        Director
Robert D. Beyer

/s/ Ronald W. Burkle                       Director
Ronald W. Burkle

/s/ John L. Clendenin                      Director
John L. Clendenin

/s/ David B. Dillon                        President, Chief Operating
David B. Dillon                            Officer, and Director

/s/ Carlton J. Jenkins                     Director
Carlton J. Jenkins

/s/ Bruce Karatz                           Director
Bruce Karatz

/s/ John T. LaMacchia                      Director
John T. LaMacchia

________________________                   Director
Edward M. Liddy

/s/ Clyde R. Moore                         Director
Clyde R. Moore

/s/ T. Ballard Morton, Jr.                 Director
T. Ballard Morton, Jr.

/s/ Thomas H. O'Leary                      Director
Thomas H. O'Leary

/s/ Katherine D. Ortega                    Director
Katherine D. Ortega

/s/ Joseph A. Pichler                      Chairman of the Board of
Joseph A. Pichler                          Directors, Chief Executive
                                           Officer, and Director

/s/ Steven R. Rogel                        Director
Steven R. Rogel

________________________                   Director
Martha Romayne Seger

/s/ Bobby S. Shackouls                     Director
Bobby S. Shackouls

/s/ James D. Woods                         Director
James D. Woods


By:     /s/ Bruce M. Gack
        Bruce M. Gack
        Attorney-in-fact