Form 10-Q
period 2000-11-04
KROGER CO
filed 2000-12-15
CIK 56873

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended November 4, 2000

                                       OR

   [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

   For the transition period from                      to
                                  ---------------------   -------------------


    Commission file number    1-303

                                 THE KROGER CO.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Ohio                                  31-0345740
-------------------------------------  ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

                     1014 Vine Street, Cincinnati, OH 45202
        -----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (513) 762-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                    Unchanged
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



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


There were 818,510,642 shares of Common Stock ($1 par value) outstanding as of December 12, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.


                         THE KROGER CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                                 Third Quarter Ended      Three Quarters Ended
                                                                               -----------------------   -----------------------
                                                                               November 4,  November 6,  November 4,  November 6,
                                                                                  2000          1999        2000        1999
                                                                               ----------   ----------   ----------   ----------

Sales........................................................................    $ 10,962     $ 10,329    $ 36,308     $ 34,111
                                                                                 --------     --------    --------     --------
Merchandise costs, including advertising, warehousing, and transportation ...       8,050        7,606      26,605       25,158
Operating, general and administrative .......................................       2,029        1,898       6,786        6,259
Rent ........................................................................         152          156         531          498
Depreciation and amortization ...............................................         234          217         775          714
Asset impairment charges ....................................................          --           --         191           --
Merger related costs ........................................................           2           69          13          304
                                                                                 --------     --------    --------     --------

  Operating profit ..........................................................         495          383       1,407        1,178
Interest expense ............................................................         146          143         508          485
                                                                                 --------     --------    --------     --------

  Earnings before income tax expense and extraordinary loss .................         349          240         899          693
Income tax expense ..........................................................         146          111         373          301
                                                                                 --------     --------    --------     --------

  Earnings before extraordinary loss ........................................    $    203     $    129    $    526     $    392
Extraordinary loss, net of income tax benefit ...............................          (2)          --          (3)         (10)
                                                                                 --------     --------    --------     --------

  Net earnings ..............................................................    $    201     $    129    $    523     $    382
                                                                                 ========     ========    ========     ========


Earnings per basic common share:
  Earnings before extraordinary loss ........................................    $   0.25     $   0.16    $   0.64     $   0.47
  Extraordinary loss ........................................................          --           --          --        (0.01)
                                                                                 --------     --------    --------     --------

     Net earnings ...........................................................    $   0.25     $   0.16    $   0.64     $   0.46
                                                                                 ========     ========    ========     ========

Average number of common shares used in basic calculation ...................         821          832         825          829


Earnings per diluted common share:
  Earnings before extraordinary loss ........................................    $   0.24     $   0.15    $   0.62     $   0.46
  Extraordinary loss ........................................................          --           --          --        (0.01)
                                                                                 --------     --------    --------     --------

     Net earnings ...........................................................    $   0.24     $   0.15    $   0.62     $   0.45
                                                                                 ========     ========    ========     ========

Average number of common shares used in diluted calculation .................         845          857         848          860








--------------------------------------------------------------------------------
                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         THE KROGER CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                         November 4,   January 29,
                                                                            2000          2000
                                                                          --------      --------
ASSETS
Current assets
   Cash .............................................................     $    131      $    281
   Receivables ......................................................          618           622
   Inventories ......................................................        4,412         3,938
   Prepaid and other current assets .................................          197           690
                                                                          --------      --------

       Total current assets .........................................        5,358         5,531

Property, plant and equipment, net ..................................        8,698         8,275
Goodwill, net .......................................................        3,707         3,761
Other assets ........................................................          343           399
                                                                          --------      --------

       Total assets .................................................     $ 18,106      $ 17,966
                                                                          ========      ========

LIABILITIES
Current liabilities
   Current portion of long-term debt ................................     $    309      $    536
   Accounts payable .................................................        3,274         2,775
   Accrued salaries and wages .......................................          651           695
   Other current liabilities ........................................        1,751         1,689
                                                                          --------      --------

       Total current liabilities ....................................        5,985         5,695

Long-term debt ......................................................        7,746         8,045
Other long-term liabilities .........................................        1,529         1,543
                                                                          --------      --------
       Total liabilities ............................................       15,260        15,283
                                                                          --------      --------


Commitments and contingent liabilities ..............................           --            --

SHAREOWNERS' EQUITY
Preferred stock, $100 par, 5 million shares authorized
   and unissued .....................................................           --            --
Common stock, $1 par, 1 billion shares authorized: 889 million shares
   issued in 2000 and 885 million shares issued in 1999 .............          889           885
Additional paid-in capital ..........................................        2,073         2,023
Retained earnings ...................................................          755           232
Common stock in treasury, at cost, 71 million shares in 2000 and
   50 million shares in 1999 ........................................         (871)         (457)
                                                                          --------      --------

       Total shareowners' equity ....................................        2,846         2,683
                                                                          --------      --------

       Total liabilities and shareowners' equity ....................     $ 18,106      $ 17,966
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

                         THE KROGER CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                                                  Three Quarters Ended
                                                                                           -----------------------------------
                                                                                           November 4,             November 6,
                                                                                              2000                    1999
                                                                                           -----------             -----------
Cash Flows From Operating Activities:
    Net earnings..................................................................         $     523                $     382
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Extraordinary loss.........................................................                3                       10
        Depreciation...............................................................              696                      638
        Goodwill amortization......................................................               79                       76
        Non-cash items.............................................................              282                       30
        Deferred income taxes......................................................              151                      106
        Other......................................................................               33                       (9)
        Changes in operating assets and liabilities net of effects from acquisitions of businesses:
           Inventories............................................................              (474)                    (665)
           Receivables............................................................                 7                      (75)
           Accounts payable.......................................................               492                      377
           Other..................................................................               276                      441
                                                                                           ----------               ---------
               Net cash provided by operating activities..........................             2,068                    1,311
                                                                                           ----------               ---------

Cash Flows From Investing Activities:
    Capital expenditures..........................................................            (1,238)                  (1,470)
    Proceeds from sale of assets..................................................                82                      101
    Payments for acquisitions, net of cash acquired...............................               (67)                      --
    Other.........................................................................               (15)                     (33)
                                                                                           ----------               ----------
               Net cash used by investing activities..............................            (1,238)                  (1,402)
                                                                                           ----------               ----------

Cash Flows From Financing Activities:
    Proceeds from issuance of long-term debt......................................               825                    1,718
    Reductions in long-term debt..................................................            (1,418)                  (1,600)
    Debt prepayment costs.........................................................                (2)                      (2)
    Financing charges incurred....................................................               (10)                     (10)
    Decrease in book overdrafts...................................................                (5)                     (58)
    Proceeds from issuance of capital stock.......................................                44                       63
    Treasury stock purchases......................................................              (414)                      --
                                                                                           ----------               ---------
               Net cash (used)/provided  by financing activities..................              (980)                     111
                                                                                           ----------               ---------

Net (decrease) increase in cash and temporary cash investments....................              (150)                      20
Cash and temporary investments:
        Beginning of year..........................................................              281                      263
                                                                                           ----------               ---------
        End of period..............................................................        $     131                $     283
                                                                                           ==========               =========

Supplemental disclosure of cash flow information:
        Cash paid during the year for interest.....................................        $     550                $     425
        Cash paid during the year for income taxes.................................        $     167                $      75
Non-cash changes related to purchase acquisitions:
           Fair value of assets acquired..........................................         $      91                $      --
           Goodwill recorded......................................................         $      30                $      --
           Liabilities assumed....................................................         $      54                $      --

--------------------------------------------------------------------------------
                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

         All amounts are in millions except per share amounts. Certain prior year amounts have been reclassified to conform to current year presentation.

1.       BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
         -----------------------------------------------------

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

         The unaudited information included in the consolidated financial statements for the third quarter and three quarters ended November 4, 2000 and November 6, 1999 includes the results of operations of the Company for the 12 week and 40 week periods then ended.

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

3.       MERGER RELATED COSTS
         --------------------

         The Company is continuing the process of implementing its integration plan relating to recent mergers. The integration plan includes distribution consolidation, systems integration, store conversions, store closures, and administration integration. Total merger related costs incurred were $2 during the third quarter of 2000, and $69 during the third quarter of 1999. Year-to-date merger related costs were $13 in 2000 and $304 in 1999.

         The following table presents the components of the merger related costs:


                                                                  Third Quarter Ended               Three Quarters Ended
                                                             -------------------------------   --------------------------------
                                                              November 4,     November 6,       November 4,      November 6,
                                                                  2000            1999              2000             1999
                                                             --------------- ---------------   ---------------  ---------------
   CHARGES RECORDED AS CASH EXPENDED
      Distribution consolidation............................      $  --           $  14             $   1            $  24
      Systems integration...................................         --              22                --               65
      Store conversions.....................................         --              21                --               43
      Transaction costs.....................................         --               4                --               91
      Administration integration............................         --               6                 4               19
                                                                  ------          ------            ------           -----
                                                                     --              67                 5              242
   NON-CASH WRITEDOWN
      System integration....................................         --              --                --                3
      Store closures........................................         --              --                --                3
      Administration integration............................         --               1                --               14
                                                                  ------          ------            ------           -----
                                                                     --               1                --               20

   OTHER CHARGES
      Administration integration............................          2              --                 8               --
                                                                  ------          ------            ------           -----

   ACCRUED CHARGES
      Distribution consolidation..............................       --              --                --                5
      Store closures..........................................       --               1                --                5


      Administration integration........................................       --              --                --               32
                                                                            ------          ------            ------           -----
                                                                               --               1                --               42
                                                                            ------          ------            ------           -----

   Total merger related costs........................................       $   2           $  69             $  13            $ 304
                                                                            ======          ======            ======           =====


   TOTAL CHARGES
      Distribution consolidation.....................................       $  --           $  14             $   1            $  29
      Systems integration............................................          --              22                --               68
      Store conversions..............................................          --              21                --               43
      Transaction costs..............................................          --               4                --               91
      Store closures ................................................          --               1                --                8
      Administration integration.....................................           2               7                12               65
                                                                            ------          ------            ------           -----
   Total merger related costs........................................       $   2           $  69             $  13            $ 304
                                                                            ======          ======            ======           =====



         Distribution Consolidation

         Represents costs to consolidate distribution operations and eliminate duplicate facilities. The costs in 2000 represent severance costs incurred and paid. The $14 in the third quarter of 1999 was for Tolleson warehouse expenses recorded as cash was expended.

         Systems Integration

         Represents the costs of integrating systems and the related conversion of corporate office and store systems. In the third quarter of 1999, costs totaling $22 were expensed as incurred including incremental operating costs during the conversion process, payments to third parties, and training costs. The incremental operating costs were principally labor costs.

         Store Conversions

         Includes the cost to convert store banners. All prior year costs represented incremental cash expenditures for advertising and promotions to establish the banner, changing store signage, labor required to remerchandise the store inventory and other services that were expensed as incurred.

         Transaction Costs

         Represents fees paid to outside parties, employee bonuses that were contingent upon the completion of mergers, and an employee stay bonus program. The Company incurred costs totaling $4 in the third quarter of 1999, related to fees and employee bonuses recorded as the cash was expended.

         Store Closures

         Includes the costs to close stores identified as duplicate facilities and to sell stores pursuant to settlement agreements. Year-to-date 1999 costs are related to the closure of seven stores identified as duplicate facilities and to sell three stores pursuant to a settlement with the Federal Trade Commission.

         Administration Integration

         Includes labor and severance costs related to employees identified for termination in the integration and charges to conform accounting policies. During the third quarter of 2000, the Company incurred costs totaling $2 resulting from the issuance of restricted stock related to merger synergies. Year-to-date 2000, the Company has recorded costs totaling $12 which includes $8 resulting from restricted stock, and $4 for severance payments recorded as cash was expended. Restrictions on the stock grants lapse as synergy goals are achieved. Through three quarters of 1999, the Company accrued severance costs totaling $12 and an obligation to make a charitable contribution of $20 within seven years from the date of the Fred Meyer merger.

         The following table is a summary of the changes in accruals related to various business combinations:

                                                                                 Facility         Employee      Incentive Awards
                                                                               Closure Costs      Severance     and Contributions
                                                                             ----------------- -------------- ---------------------
         Balance at January 2, 1999........................................       $  133           $   30            $   --
             Additions......................................................           8               24                29
             Payments.......................................................         (11)             (25)               --
                                                                                  --------         -------           ------

         Balance at January 29, 2000.......................................          130               29                29
             Payments.......................................................         (15)             (10)               --
                                                                                  --------         -------           ------

         Balance at November 4, 2000.......................................       $  115           $   19            $   29
                                                                                  ========         =======           ======




4.       ONE-TIME ITEMS
         --------------

         In addition to the "merger related costs" described above, the Company incurred one-time expenses related to recent mergers of $121 and $59 year-to-date 2000 and 1999, respectively. The one-time items in 2000 included approximately $16 for inventory writedowns and $11 of other one-time product related charges included as merchandise costs. The remaining $94 in 2000 is included in operating, general and administrative costs and relates primarily to stores that have closed or will close and severance expenses related to headcount reductions and other miscellaneous costs. Of the $94, $27 represented cash expenditures and $67 represented charges that were accrued pertaining primarily to the present value of lease liabilities relating to closed stores. The table below details the changes in the accruals of the closed store reserves. The 1999 one-time items represent costs related to mergers recorded as cash was expended. Of the $59, $23 was included in operating, general and administrative costs, and $36 was included in merchandise costs.

                                                                               Accrued Lease Liability
                                                                              Related to Store Closings
                                                                             -----------------------------
         Balance at January 29, 2000.......................................            $    --
             Additions......................................................                67
             Payments.......................................................                (9)
                                                                                       --------

         Balance at November 4, 2000.......................................            $    58
                                                                                       =======


5.       ASSET IMPAIRMENT CHARGES
         ------------------------

         Due to updated profitability forecasts for 2000 and beyond and new divisional leadership, the Company performed an impairment review of its long-lived assets during the first quarter of 2000. During this review, the Company identified impairment losses for both assets to be disposed of and assets to be held and used.

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

         Assets to be Held and Used

         The impairment charge for assets to be held and used related primarily to the carrying value of land, buildings, and equipment for 13 stores that will continue to be operated by the Company. Updated projections, based on revised operating plans, were used, on a gross basis, first to determine whether the assets were impaired, then, on a discounted cash flow basis, to serve as the estimated fair value of the assets for purposes of measuring the asset impairment charge. As a result, an impairment charge of $87 related to assets to be held and used was recognized, reducing the carrying value of fixed assets and goodwill by $47 and $40, respectively.

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

                                                          For the quarter ended                     For the quarter ended
                                                             November 4, 2000                          November 6, 1999
                                                 ----------------------------------------- -----------------------------------------
                                                   Earnings       Shares      Per Share      Earnings        Shares     Per Share
                                                 (Numerator)   (Denominator)   Amount      (Numerator)    (Denominator)   Amount
                                                 ----------------------------------------- -----------------------------------------

         Basic earnings per common share.......    $    203           821       $  0.25       $    129           832      $  0.16

         Dilutive effect of stock options and
             warrants..........................          --            24                           --            25
                                                   ---------     ---------                    ---------     --------

         Diluted earnings per common share....     $    203           845       $  0.24       $    129           857      $  0.15
                                                   =========     =========                    =========     =========

                                                       For the three quarters ended              For the three quarters ended
                                                             November 4, 2000                          November 6, 1999
                                                 ----------------------------------------- -----------------------------------------
                                                   Earnings       Shares      Per Share      Earnings        Shares     Per Share
                                                 (Numerator)   (Denominator)   Amount      (Numerator)    (Denominator)   Amount
                                                 ------------- ------------- ------------- -------------- --------------------------

         Basic earnings per common share.......    $    526           825       $  0.64       $    392           829      $  0.47

         Dilutive effect of stock options and
             warrants..........................          --            23                           --            31
                                                   ---------     ---------                    ---------     --------

         Diluted earnings per common share....     $    526           848       $  0.62       $    392           860      $  0.46
                                                   =========     =========                    =========     =========

8.       RECENTLY ISSUED ACCOUNTING STANDARDS
         ------------------------------------

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


9.       GUARANTOR SUBSIDIARIES
         ----------------------

         Certain of Kroger's Senior Notes and Senior Subordinated Notes (the "Guaranteed Notes") are jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the "Guarantor Subsidiaries"). At November 4, 2000, a total of approximately $5.2 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

         The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow, and equity. Therefore, the non-guarantor subsidiaries' information is not separately presented in the tables below, but rather is included in the column labeled "Guarantor Subsidiaries."

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

         The following tables present summarized financial information as of November 4, 2000 and January 29, 2000 and for the three quarters ended November 4, 2000 and November 6, 1999.

      SUMMARIZED FINANCIAL INFORMATION AS OF NOVEMBER 4, 2000 AND FOR THE THREE QUARTERS THEN ENDED:

                                                                          Guarantor
                                                  The Kroger Co.         Subsidiaries          Eliminations          Consolidated
         ------------------------------------   --------------------  -------------------   -------------------   -----------------

         Current assets                             $      463            $    4,895            $       --            $    5,358
         Non-current assets                         $   11,971            $   11,458            $  (10,681)           $   12,748
         Current liabilities                        $    1,356            $    4,629            $       --            $    5,985
         Non-current liabilities                    $    8,202            $    1,073            $       --            $    9,275

         Sales                                      $    4,943            $   31,875            $     (510)           $   36,308
         Gross profit                               $    1,031            $    8,712            $      (40)           $    9,703
         Operating (loss) profit                    $     (202)           $    1,609            $       --            $    1,407
         Net earnings                               $      523            $      925            $     (925)           $      523


         SUMMARIZED FINANCIAL INFORMATION AS OF JANUARY 29, 2000:

                                                                          Guarantor
                                                  The Kroger Co.         Subsidiaries          Eliminations          Consolidated
         ------------------------------------   --------------------  -------------------   -------------------   -----------------

         Current assets                             $      578            $    4,953            $       --            $    5,531
         Non-current assets                         $   11,652            $   11,180            $  (10,397)           $   12,435
         Current liabilities                        $    1,109            $    4,586            $       --            $    5,695
         Non-current liabilities                    $    8,437            $    1,151            $       --            $    9,588


         SUMMARIZED FINANCIAL INFORMATION FOR THE THREE QUARTERS ENDED NOVEMBER 6, 1999:

                                                                          Guarantor
                                                  The Kroger Co.         Subsidiaries          Eliminations          Consolidated
         ------------------------------------   --------------------  -------------------   -------------------   ------------------

         Sales                                      $    4,877            $   29,783            $     (549)           $   34,111
         Gross profit                               $    1,035            $    7,954            $      (36)           $    8,953
         Operating (loss) profit                    $      (13)           $    1,191            $       --            $    1,178
         Net earnings                               $      382            $      681            $     (681)           $      382

10.      TREASURY STOCK
         --------------

         During the quarter, the Company invested $103 to repurchase 4.7 million shares of Kroger common stock. During the first three quarters of 2000, the Company repurchased approximately 20.8 million shares of its common stock for a total investment of $414. The Company has purchased 19.6 million shares for approximately $389 under its $750 stock repurchase plan and has purchased an additional 1.2 million shares under its program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following analysis should be read in conjunction with the consolidated financial statements.

BUSINESS COMBINATIONS

         On May 27, 1999, Kroger issued 312 million shares of Kroger common stock in connection with a merger, for all of the outstanding common stock of Fred Meyer, Inc., which operates stores primarily in the Western region of the United States. This merger was accounted for as a pooling of interests. The accompanying statements of earnings and cash flows for the three quarters ended November 6, 1999, have been restated to give effect to the consolidated results of Kroger and Fred Meyer.


RESULTS OF OPERATIONS

         Total sales for the third quarter of 2000 increased 6.1% to $11 billion while year-to-date sales increased 6.4% to $36 billion. The increase in sales is attributable to an increase in comparable and identical store sales and an increase in the number of stores due to new stores and acquisitions. Identical food store sales, which includes stores that have been in operation and have not been expanded or relocated for five quarters, grew 1.4% from the third quarter of 1999. Comparable food stores sales, which includes relocations and expansions, increased 1.9% over the prior year. During the third quarter of 2000, we opened, acquired, expanded or relocated 35 food stores. We had 24 operational closings and completed 35 within-the-wall remodels. We operated 2,343 food stores at November 4, 2000, compared to 2,268 food stores at November 6, 1999. As of November 4, 2000, food store square footage totaled 124 million. This represents an increase of 4.8% over November 6, 1999. Excluding acquisitions and operational closings, square footage rose 4.3%. Excluding only acquisitions, square footage increased 2.9% due to the 63 operational closings during the past four quarters, compared to 41 operational closings in the preceding four quarters.

         Our gross profit rate, excluding one-time expenses and the effect of LIFO, was 26.6% in the third quarter of 2000 and 26.5% in the third quarter of 1999. On this same basis, our year-to-date gross profit rate was 26.8% in 2000 and 26.4% in 1999. During the third quarter of 2000, we incurred $8 million of one-time expenses included in merchandise costs bringing our year-to-date one-time costs for 2000 to $27 million. This compares to $18 million during the third quarter and $36 million year-to-date 1999. Including these costs, our gross profit rates were 26.5% for the third quarter and 26.8% year-to-date 2000 and 26.3% for the third quarter and year-to-date 1999. This increase is primarily the result of synergy savings, reductions in product costs through our corporate-wide merchandising programs, and increases in private-label sales and profitability. The economies of scale created by the merger are providing reduced costs through coordinated purchasing. Technology and logistics efficiencies also have led to improvements in category management and various other aspects of our operations, resulting in a decreased cost of product. During the quarter, we introduced 482 private-label products that produce a higher gross profit than the comparable national brands.

         We incurred $24 million of one-time operating, general and administrative expenses in the third quarter of 2000 compared to $6 million during the third quarter of 1999. Year-to-date these costs are $94 million for 2000 and $23 million for 1999. Excluding these one-time items, operating, general and administrative expenses as a percent of sales decreased 4 basis points from the third quarter of 1999 to 18.3% during the third quarter 2000. On this same basis, these expenses were and 18.4% for year-to-date 2000 and 18.3% for year-to-date 1999. Including the one-time items, operating, general and administrative expenses as a percent of sales were 18.5% in the third quarter of 2000 and 18.7% year-to-date 2000, compared to 18.4% in the third quarter and year-to-date 1999. The increase in operating, general and administrative expenses as a percent of sales is primarily due to the increase in one-time expenses in 2000, higher health care costs, higher utility costs, and increasing credit card fees.

         The effective tax rate differs from the expected statutory rate primarily due to the effect of state taxes and the amortization and impairment writeoff of non-deductible goodwill. Goodwill amortization was $25 million in the third quarter of 2000 and $23 million in the third quarter of 1999. The goodwill impairment writedown taken in the first quarter of 2000 was $80 million.

         Net earnings before extraordinary loss, excluding merger related costs and one-time items, were $231 million or $0.28 per diluted share for the third quarter of 2000. This represents a 17% increase over earnings before extraordinary loss, excluding merger related costs and one-time items, of $0.24 per diluted share for the third quarter of 1999. On these same basis, year-to-date 2000 earnings before extraordinary loss were $744 million or $0.88 per diluted share. These results represent an increase of 19% over year-to-date 1999 earnings before extraordinary loss of $0.74 per diluted share.

MERGER RELATED COSTS

         We are continuing the process of implementing our integration plan relating to recent mergers. The integration plan includes distribution consolidation, systems integration, store conversions, store closures, and administration integration. Total merger related costs incurred were $2 million during the third quarter of 2000, and $69 million during the third quarter of 1999. Year-to-date merger related costs incurred were $13 million in 2000 and $304 million in 1999.

         The following table presents the components of the merger related costs:

                                                                     Third Quarter Ended               Three Quarters Ended
                                                                -------------------------------   --------------------------------
                                                                 November 4,     November 6,       November 4,      November 6,
                                                                     2000            1999              2000             1999
                                                                --------------- ---------------   ---------------  ---------------
                                                                        (in millions)                      (in millions)
   CHARGES RECORDED AS CASH EXPENDED
      Distribution consolidation..............................       $  --           $  14             $   1            $  24
      Systems integration.....................................          --              22                --               65
      Store conversions.......................................          --              21                --               43
      Transaction costs.......................................          --               4                --               91
      Administration integration..............................          --               6                 4               19
                                                                     ------          ------            ------           -----
                                                                        --              67                 5              242
   NON-CASH WRITEDOWN
      System integration......................................          --              --                --                3
      Store closures..........................................          --              --                --                3
      Administration integration..............................          --               1                --               14
                                                                     ------          ------            ------           -----
                                                                        --               1                --               20

   OTHER CHARGES
      Administration integration..............................           2              --                 8               --
                                                                     ------          ------            ------           -----

   ACCRUED CHARGES
      Distribution consolidation.................................       --              --                --                5
      Store closures.............................................       --               1                --                5
      Administration integration.................................       --              --                --               32
                                                                     ------          ------            ------           -----
                                                                        --               1                --               42
                                                                     ------          ------            ------           -----

   Total merger related costs.................................       $   2           $  69             $  13            $ 304
                                                                     ======          ======            ======           =====


   TOTAL CHARGES
      Distribution consolidation..............................       $  --           $  14             $   1            $  29
      Systems integration.....................................          --              22                --               68
      Store conversions.......................................          --              21                --               43
      Transaction costs.......................................          --               4                --               91
      Store closures..........................................          --               1                --                8
      Administration integration..............................           2               7                12               65
                                                                     ------          ------            ------           -----
   Total merger related costs.................................       $   2           $  69             $  13            $ 304
                                                                     ======          ======             =====           =====

         Distribution Consolidation

         Charges related to "Distribution Consolidation" represent costs to consolidate distribution operations and eliminate duplicate facilities. The $14 million in the third quarter of 1999 was for Tolleson warehouse expenses recorded as cash was expended.

         Systems Integration

         Charges related to "Systems Integration" represent the costs of integrating systems and the related conversion of corporate office and store systems. In the third quarter of 1999, costs totaling $22 million were expensed as incurred including incremental operating costs during the conversion process, payments to third parties, and training costs. The incremental operating costs consisted principally of labor costs.

         Store Conversions

         Charges related to "Store Conversions" include the cost to convert store banners. All costs represented incremental cash expenditures for advertising and promotions to establish the banner, changing store signage, labor required to remerchandise the store inventory and other services that were expensed as incurred.

         Transaction Costs

         Charges related to "Transaction Costs" represent fees paid to outside parties, employee bonuses that were contingent upon the completion of mergers, and an employee stay bonus program. We incurred costs totaling $4 million in the third quarter of 1999, related to fees and employee bonuses recorded as the cash was expended.

         Store Closures

         Charges related to "Store Closures" include the costs to close stores identified as duplicate facilities and to sell stores pursuant to settlement agreements. Year-to-date 1999 costs related to the closure of seven stores identified as duplicate facilities and to sell three stores pursuant to a settlement with the Federal Trade Commission.


         Administration Integration

         Charges related to "Administration Integration" include labor and severance costs related to employees identified for termination in the integration and charges to conform accounting policies. During the third quarter of 2000, we incurred costs totaling $2 million resulting from the issuance of restricted stock related to merger synergies. Year-to-date 2000, we have recorded costs totaling $12 million which includes approximately $8 million resulting from restricted stock, and $4 million for severance payments recorded as cash was expended. Restrictions on the stock grants lapse as synergy goals are achieved. Year-to-date 1999, we accrued severance costs totaling $12 million and an obligation to make a charitable contribution of $20 million within seven years from the date of the Fred Meyer merger.


         The following table is a summary of the changes in accruals related to various business combinations:

                                                                                 Facility        Employee       Incentive Awards
                                                                              Closure Costs      Severance     and Contributions
                                                                             ----------------- -------------- ---------------------
                                                                                                 (in millions)
         Balance at January 2, 1999........................................       $  133           $   30            $   --
             Additions......................................................           8               24                29
             Payments.......................................................         (11)             (25)               --
                                                                                  --------         --------------    ------

         Balance at January 29, 2000.......................................          130               29                29
             Payments.......................................................         (15)             (10)               --
                                                                                  --------         --------------    ------

         Balance at November 4, 2000.......................................       $  115           $   19            $   29
                                                                                  ========         =======           ======

ONE-TIME ITEMS

         In addition to the "merger related costs" described above, we incurred one-time expenses related to recent mergers of $121 million and $59 million year-to-date 2000 and 1999, respectively. The one-time items in 2000 included approximately $16 million for inventory writedowns and $11 million of one-time product related costs included as merchandise costs. The remaining $94 million in 2000 is included in operating, general and administrative costs and relates primarily to stores that have closed or will close and severance expenses related to headcount reductions and other miscellaneous costs. Of the $94 million, $27 million represented cash expenditures and $67 million represented charges that were accrued pertaining primarily to the present value of lease liabilities relating to closed stores. The table below details the changes in the accruals related to the closed store reserves. The 1999 one-time items represent costs related to mergers recorded as cash was expended. Of the $59 million, $23 million was included in operating, general and administrative costs, and $36 million was included in merchandise costs.

                                                                               Accrued Lease Liability
                                                                              Related to Store Closings
                                                                             -----------------------------
                                                                                    (in millions)
         Balance at January 29, 2000.......................................            $    --
             Additions......................................................                67
             Payments.......................................................                (9)
                                                                                       -------

         Balance at November 4, 2000.......................................            $    58
                                                                                       =======



ASSET IMPAIRMENT CHARGES

         Due to updated profitability forecasts for 2000 and beyond and new divisional leadership, we performed an impairment review of our long-lived assets during the first quarter of 2000. During this review, we identified impairment losses for both assets to be disposed of and assets to be held and used.

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

         Assets to be Held and Used

         The impairment charge for assets to be held and used related primarily to the carrying value of land, buildings, and equipment for 13 stores that we will continue to operate. Updated projections, based on revised operating plans, were used, on a gross basis, first to determine whether the assets were impaired, then, on a discounted cash flow basis to serve as the estimated fair value of the assets for purposes of measuring the asset impairment charge. As a result, an impairment charge of $87 million related to assets to be held and used was recognized, reducing the carrying value of fixed assets and goodwill by $47 million and $40 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

         Debt Management
         ---------------

         During the third quarter, we invested $103 million to repurchase 4.7 million shares of Kroger stock at an average price of $21.84 per share. During the first three quarters of 2000, we repurchased approximately
         20.8 million shares of our common stock at an average price of $19.93 per share for a total investment of $414 million. We have purchased
         19.6 million shares for approximately $389 million under our $750 million stock repurchase plan and we purchased an additional 1.2 million shares under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises.

         We had several lines of credit totaling $4.0 billion, with $1.8 billion in unused balances at November 4, 2000. In addition, we had a $470 million synthetic lease credit facility with no unused balance and $175 million of money market lines with unused balances of $165 million at November 4, 2000.

         Net debt decreased $364 million to $8.4 billion at the end of the third quarter of 2000 compared to the third quarter of the prior year. We define net debt as long-term debt, including capital leases and current portion thereof, less investments in Kroger debt securities and prefunded employee benefits. We do not intend to present net debt as an alternative to any generally accepted accounting principle measure of performance. Rather, we believe that presentation of this calculation is important to the understanding of our financial condition. Net debt decreased $363 million from year-end 1999, despite the $414 million repurchase of Kroger stock and acquisitions completed during the first three quarters of 2000. The decrease since year-end resulted from strong free cash flow from operations, including a reduction in net working capital.

         Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. Some of these covenants are based on EBITDA, which we define as earnings before interest, taxes, depreciation, amortization, LIFO, extraordinary losses, and one-time items. The ability to generate EBITDA at levels sufficient to satisfy the requirements of these agreements is a key measure of our financial strength. We do not intend to present EBITDA as an alternative to any generally accepted accounting principle measure of performance. Rather, we believe the presentation of EBITDA is important for understanding our performance compared to our debt covenants. The calculation of EBITDA is based on the definition contained in our bank credit facilities. This may be a different definition than other companies use. We were in compliance with all EBITDA-based bank credit facility and indenture covenants on November 4, 2000.

         The following is a summary of the calculation of EBITDA for the third quarter and three quarters ended November 4, 2000 and November 6, 1999.

                                                                      Third Quarter Ended                 Three Quarters Ended
                                                               ----------------------------------   --------------------------------
                                                                 November 4,       November 6,        November 4,       November 6,
                                                                    2000              1999                2000             1999
                                                               ----------------  ----------------   ----------------- --------------
                                                                         (in millions)                        (in millions)
         Earnings before tax expense.............................  $     349         $     240          $     899         $     693
         Interest................................................        146               143                508               485
         Depreciation............................................        209               193                696               638
         Goodwill amortization...................................         25                23                 79                76
         LIFO....................................................         (6)               (6)                10                 6
         One-time items included in merchandise costs............          8                18                 27                36
         One-time items included in operating, general and
            administrative expenses..............................         24                 6                 94                23
         Merger related costs....................................          2                69                 13               304
         Impairment charges......................................         --                --                191                --
                                                                   ----------        ----------         ----------        ---------

         EBITDA..................................................  $     757         $     686          $   2,517         $   2,261
                                                                   ==========        ==========         ==========        =========


         Cash Flow
         ---------

         We generated $2,068 million of cash from operating activities year-to-date 2000 compared to $1,311 million year-to-date 1999. Cash flow from operating activities increased in the third quarter of 2000 largely due to a reduction in working capital and an increase in net earnings excluding non-cash charges.
         Investing activities used $1,238 million of cash year-to-date 2000 compared to $1,402 million year-to-date 1999. This decrease was primarily due to a decrease in capital spending during 2000.

         Financing activities used $980 million of cash year-to-date 2000 compared to providing $111 million through the third quarter of 1999. This increase in the use of cash was due to our repurchase of Company common stock and net reductions in debt.

CAPITAL EXPENDITURES

         Capital expenditures excluding acquisitions totaled $400 million in the third quarter of 2000 compared to $625 million in the third quarter of 1999. During the third quarter of 2000 we opened, acquired, expanded, or relocated 35 food stores. We had 24 operational closings and completed 35 within-the-wall remodels. Square footage increased 4.8% over the prior year. Excluding acquisitions and operational closings, square footage rose 4.3%. Excluding only acquisitions, square footage increased 2.9% due to the 63 operational closings during the past four quarters, compared to 41 operational closing in the preceding four quarters.

         Year-to-date 2000 capital expenditures totaled $1,238 million compared to $1,470 million year-to-date 1999. During the first three quarters of 2000 we opened, acquired, expanded, or relocated 130 food stores. We had 54 operational closings and completed 93 within the wall remodels.

OUTLOOK

         Information provided by us, including written or oral statements made by our representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as integration of the operations of acquired or merged companies, expansion and growth of our business, future capital expenditures and our business strategy, contain forward-looking information. Statements elsewhere in this report and below regarding our expectations, hopes, beliefs, intentions, or strategies are also forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. While we believe that the statements are accurate, uncertainties and other factors could cause actual results to differ materially from those statements. In particular:

              - We obtain sales growth from new square footage, as well as from increased productivity from existing locations. We expect 2000 full year square footage to grow approximately 4.0%. During the next two years, Kroger plans to grow square footage by 4.0% to 5.0% year over year. We expect to continue to realize savings from economies of scale in technology and logistics, some of which may be reinvested in retail price reductions to increase sales volume and enhance market share.

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

              - We expect to reduce working capital as compared to the third quarter of 1999 by a total of $500 million by the end of the third quarter of fiscal 2004. We define working capital as current operating assets less current operating liabilities. We do not intend to present working capital as an alternative to any generally accepted accounting principle measure of performance. Rather, we believe this presentation is relevant to an assessment of our financial condition. As of the end of the third quarter of 2000 we have reduced working capital $85 million since the third quarter of 1999. A calculation of working capital based on our definition as of the end of the third quarter of 2000 and the third quarter of 1999 is provided in the following table:

                                                                            Third Quarter         Third Quarter
                                                                                 2000                  1999
                                                                            -------------         --------------
                                                                                       (in millions)
                              Cash.....................................        $     131             $     283
                              Receivables..............................              618                   620
                              FIFO inventory...........................            4,923                 4,812
                              Operating prepaid and other assets.......              186                   199
                              Accounts payable.........................           (3,274)               (3,199)
                              Operating accrued liabilities............           (2,279)               (2,328)
                              Prepaid VEBA.............................               (3)                   --
                                                                               ---------             ---------
                              Working capital .........................        $     302             $     387
                                                                               =========             =========

              - Our earnings per share target is a 16%-18% average annual increase through the fiscal year ending February 1, 2003.

              - We expect our capital expenditures for the year to total approximately $1.8 billion, net of acquisitions. Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis, whenever possible, on self-development and ownership of store real estate, and on logistics and technology improvements. We intend to use the combination of cash flows from operations, including reductions in working capital, and borrowings under credit facilities to finance capital expenditure requirements. If determined preferable, we may fund capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity.

              - We expect to meet or exceed $380 million in annual synergy savings as a result of our mergers by the end of fiscal 2001. We have exceeded our previously stated annual synergy savings goal of $260 million for fiscal 2000 by achieving an annual run rate of $294 million as of the end of the third quarter of 2000. Some of these savings will be reinvested in the business to drive sales growth.

              - We expect interest expense for the year to total $660 - $670 million. We continue to utilize interest rate swaps and caps to limit our exposure to rising interest rates. The derivatives are used primarily to fix the rates on variable debt and limit the floating rate debt to a total of $2.3 billion or less. For the balance of the year, we expect less than 10% of our outstanding debt will be exposed to upward movements in interest rates and expect this floating rate debt to average $800 - $850 million for the remainder of the year.

         Our ability to achieve our expectations may be impacted by several factors that could cause actual results to differ materially from our expectations. We operate in an increasingly competitive environment that could adversely affect our expected increases in sales and earnings. Competitors' pricing strategies, store openings, and remodels may effect our sales and earnings growth. A downturn in the general business or economic conditions in our operating regions may also adversely affect our sales and earnings. Such an economic downturn may include fluctuations in the rate of inflation, decreases in population, or employment and job growth. Our projected increases in store square footage could be adversely affected by increased operational store closings or delays in construction projects. Although we believe we have adequate coverage of our debt covenants, our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions and increasing our borrowing costs. Increases in labor costs and relations with union bargaining units representing our employees or delays in opening new stores could also cause us to fall short of our sales and earnings targets. Sales growth may also be negatively affected if the impact of new square footage on existing stores is greater than anticipated. While we expect to reduce working capital, our ability to do so may be impaired by changes in vendor payment terms, seasonal variations in inventory levels, or systems problems that result in increases in inventory levels. Our capital expenditures could fall outside of the expected range if we are unsuccessful in acquiring suitable sites for new stores, if development costs exceed those budgeted, or if our logistics and technology projects are not completed in the time frame expected or on budget. While we expect to achieve benefits through logistics and technology, due to our recent mergers and acquisitions, there are inherent uncertainties that may hinder the development of new systems and integration of systems. Unforeseen difficulties in integrating Fred Meyer or any other acquired entity with Kroger could cause us to fail to achieve the anticipated synergy savings, and could otherwise adversely affect our ability to meet our other expectations. Changes in laws and regulations, including changes in accounting standards and taxation requirements may adversely affect our operations. Accordingly, actual events and results may vary significantly from those included in or contemplated or implied by forward looking statements made by us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to risk from the changes in interest rates as a result of borrowing activities. We continue to utilize interest rate swaps and caps to limit our exposure to rising interest rates. We use derivatives primarily to fix the rates on variable debt and limit the floating rate debt to a total of $2.3 billion or less.

         There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the SEC on April 27, 2000.

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

                  EXHIBIT 27.1 - Financial Data Schedule.

                  EXHIBIT 99.1 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

              (b) The Company disclosed and filed an underwriting agreement, pricing agreement, and the eighth Supplemental Indenture related to the issuance of $300,000,000, 7.80% senior notes in its Current Report on Form 8-K dated August 21, 2000; and its earnings release for the second quarter of fiscal 2000 in its Current Report on Form 8-K dated September 12, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE KROGER CO.


Dated: December 15, 2000                 By: /s/ Joseph A. Pichler
                                             ---------------------
                                                 Joseph A. Pichler
                                                 Chairman of the Board and
                                                    Chief Executive Officer

Dated: December 15, 2000                 By: /s/ M. Elizabeth Van Oflen
                                             --------------------------
                                                 M. Elizabeth Van Oflen
                                                 Vice President and
                                                    Corporate Controller

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