Form 10-K
period 2001-02-03
KROGER CO
filed 2001-05-02
CIK 56873

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED February 3, 2001.
                             -----------------------------
                                       OR

   [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

   For the transition period from                   to
                                  ------------------  -----------------

                          COMMISSION FILE NUMBER 1-303
                                                --------

                                 THE KROGER CO.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                    31-0345740
-----------------------------------------     --------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

1014 Vine Street, Cincinnati, OH   45202                    45202
-----------------------------------------      ------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (513) 762-4000
                                                   -----------------------

Securities registered pursuant to Section 12 (b) of the Act:

                                             Name of each exchange
       Title of each class                    on which registered

    Common Stock $1 par value               New York Stock Exchange
-----------------------------------   ------------------------------------
      810,729,610 shares
 outstanding on April 27, 2001
-------------------------------         -------------------------------

          Securities registered pursuant to section 12(g) of the Act:
                                      NONE
--------------------------------------------------------------------------------
                                (Title of class)

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
Yes  X        No     .
   -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of March 7, 2001: $19,466,148,862.

Documents Incorporated by Reference:
         Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before June 3, 2001, incorporated by reference into Parts II and III of Form 10-K.

                                     PART I

ITEM 1.    BUSINESS

      The Kroger Co. (the "Company") was founded in 1883 and incorporated in 1902. As of February 3, 2001, the Company was one of the largest grocery retailers in the United States based on annual sales. The Company also manufactures and processes food for sale by its supermarkets. The Company's principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202 and its telephone number is (513) 762-4000.

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

      As of February 3, 2001, the Company operated 2,354 supermarkets, most of which were leased. These supermarkets are generally operated under one of the Company's three operating formats: combination food and drug stores ("combo stores"); multi-department stores; or price impact warehouse stores. The combo stores are the Company's primary food store format. The combo stores are able to earn a return above the cost of capital by drawing customers from a 2 - 2 1/2 mile radius. The Company finds this format to be successful because the stores are large enough to offer the specialty departments that customers desire for one-stop shopping, including "whole health" sections, pharmacies, pet centers and world-class perishables, such as fresh seafood and organic produce. The Company operates its stores under several banners that have strong local ties and brand equity.

     In addition to supermarkets, the Company operated 789 convenience stores, 77 supermarket fuel centers, and 398 Jewelry Stores. The Company owned and operated 693 of the convenience stores while 96 were operated through franchise agreements. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline. The Company employs approximately 312,000 full and part-time employees.

      The Company intends to develop new food and convenience store locations and will continue to assess existing stores as to possible replacement, remodeling, enlarging, or closing.

MERCHANDISING AND MANUFACTURING

      Corporate brand products play an important role in the Company's merchandising strategy. Supermarket divisions typically stock approximately 5,500 private label items. The Company's corporate brand products are produced and sold in three quality "tiers." Private Selection(R) is the premium quality brand designed to meet or beat the "gourmet" or "upscale" national or regional brands. The "banner brand" (Kroger, Ralphs, King Soopers, etc.), which represents the majority of our private label items, is designed to be equal or better than the national brand and carries the "Try It, Like It, or Get the National Brand Free" guarantee. FMV (For Maximum Value) is the value brand, which is designed to deliver good quality at a very affordable price.

      The majority of the corporate brand items are produced in one of the Company's manufacturing plants; the remainder are produced to strict Company specifications by outside manufacturers. Management performs a "make or buy" analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of February 3, 2001, the Company operated 42 manufacturing plants. These plants consisted of 15 dairies, 12 deli or bakery plants, five grocery product plants, five ice cream or beverage plants, three meat plants, and two cheese plants.

SEGMENTS

      The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores in the Midwest, South and West. The Company's retail operations, which represent approximately 98% of consolidated sales, is its only reportable segment. All of the Company's operations are domestic.

ITEM 2.    PROPERTIES

As of February 3, 2001, the Company operated more than 3,000 owned or leased supermarkets, convenience stores, distribution warehouses, and food processing facilities through divisions, marketing areas, subsidiaries or affiliates. These facilities are located principally in the Southern, Midwestern, and Western portions of the United States. A majority of the properties used to conduct the Company's business are leased.

The Company generally owns store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment. The total cost of the Company's owned assets and capitalized leases at February 3, 2001 was $14,241 million while the accumulated depreciation was $5,421 million.

Leased premises generally have base terms ranging from ten to twenty-five years with renewal options for additional periods. Some options provide the right to purchase the property after conclusion of the lease term. Store rentals are normally payable monthly at a stated amount or at a guaranteed minimum amount plus a percentage of sales over a stated dollar volume. Rentals for the distribution, processing and miscellaneous facilities generally are payable monthly at stated amounts. For additional information on leased premises, see footnote 12 in the Notes to Consolidated Financial Statements.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS


                              COMMON STOCK PRICE RANGE

                                2000                      1999
                       ----------------------    ----------------------
       Quarter           HIGH          LOW         High          Low
-----------------------------------------------------------------------
1st..................    21.94        14.06        34.91        24.88
2nd..................    23.19        17.94        31.38        24.13
3rd..................    23.75        19.88        26.94        19.50
4th..................    27.94        22.06        24.25        14.88


Main trading market - New York Stock Exchange (Symbol KR)

Number of shareowners at year-end 2000:                54,964

Number of shareowners at April 27, 2001:               54,673

         Determined by number of shareholders of record

The Company has not paid dividends on its Common Stock for the past three fiscal years. Under the Company's Credit Agreement dated may 28, 1997, the Company is prohibited from paying cash dividends during the term of the Credit Agreement. The Company is permitted to pay dividends in the form of stock of the Company.

ITEM 6.    SELECTED FINANCIAL DATA

                                                                     FISCAL YEARS ENDED
                                           ----------------------------------------------------------------------
                                           February 3,   January 29,    January 2,    December 27,   December 28,
                                              2001          2000           1999           1997           1996
                                          (53 Weeks)    (52 Weeks)     (52 Weeks)      (53 Weeks)     (52 Weeks)
                                                        (as restated)  (as restated)
                                           -----------  -------------  -------------  ------------   ------------
                                                         (in millions, except per share amounts)
Sales....................................    $49,000       $45,352       $43,082        $33,927        $29,701
Gross profit.............................     13,194        12,036        11,019          8,459          7,215
Earnings before extraordinary loss.......        880           623           504            589            436
Extraordinary loss (net of income tax
  benefit) (A)...........................         (3)          (10)         (257)          (124)            (3)
Net earnings.............................        877           613           247            465            433
Diluted earnings per share
  Earnings before extraordinary loss.....       1.04          0.73          0.59           0.79           0.64
  Extraordinary loss (A).................         --         (0.01)        (0.30)         (0.16)         (0.01)
  Net earnings...........................       1.04          0.72          0.29           0.63           0.63
Total assets.............................     18,190        17,932        16,604         11,718          7,889
Long-term obligations, including
  obligations under capital leases.......      9,510         9,590         9,307          6,665          5,079
Shareowners' equity (deficit)............      3,089         2,678         1,927            917           (537)
Cash dividends per common share..........        (B)           (B)           (B)            (B)            (B)

--------------------------------------------------------------------------------
(A) See Note 9 to Consolidated Financial Statements.
(B) The Company is prohibited from paying cash dividend under the terms of its Credit Agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS COMBINATIONS

      On May 27, 1999, Kroger issued 312 million shares of Kroger common stock in connection with a merger, for all of the outstanding common stock of Fred Meyer Inc., which operates stores primarily in the Western region of the United States. On March 9, 1998, Fred Meyer issued 82 million shares of Fred Meyer common stock in connection with a merger, for all of the outstanding stock of Quality Food Centers, Inc. ("QFC"), a supermarket chain operating in the Seattle/Puget Sound region of Washington state, and in Southern California. The mergers were accounted for as poolings of interest, and the accompanying financial statements have been restated to give effect to the consolidated results of Kroger, Fred Meyer and QFC for all years presented.

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

COMMON STOCK REPURCHASE PROGRAM

      On January 29, 1997, we began repurchasing common stock in order to reduce dilution caused by our stock option plans for employees. These repurchases were made using the proceeds, including the tax benefit, from options exercised. The Board of Directors authorized further repurchases of up to $100 million of common stock in October 1997. Under these plans, we made open market purchases totaling $122 million in 1998. On October 18, 1998, we rescinded the repurchase program as a result of execution of the merger agreement between Kroger and Fred Meyer. In December 1999, we began a new program to repurchase common stock to reduce dilution caused by our stock option plans for employees. This program is solely funded by proceeds from stock option exercises, including the tax benefit. In January 2000, the Board of Directors authorized an additional repurchase plan for up to $100 million of common stock. During 1999, we made open market purchases of approximately $4 million under the stock option program and $2 million under the $100 million program. On March 31, 2000, the Board of Directors authorized the repurchase of up to $750 million of Kroger common stock. This repurchase program replaced the $100 million program authorized in January 2000. During 2000, we made open market purchases of approximately $43 million under the stock option program and $539 million under the $750 million program. On March 1, 2001, the Board of Directors authorized the repurchase of an incremental $1 billion of Kroger common stock which we expect to utilize over the next 24 months based on current stock prices. This new repurchase program is in addition to the $750 million stock buyback plan.

CAPITAL EXPENDITURES

      Capital expenditures excluding acquisitions totaled $1.6 billion in 2000 compared to $1.7 billion in 1999 and $1.6 billion in 1998, most of which was incurred to construct new stores. The table below shows our supermarket storing activity:

                                                              2000     1999     1998
                                                              -----    -----    -----
Beginning of year...........................................  2,288    2,191    1,660
Opened......................................................     59      100      101
Acquired....................................................     45       78      572
Closed......................................................    (38)     (81)    (142)
                                                              -----    -----    -----
End of year.................................................  2,354    2,288    2,191
                                                              =====    =====    =====

RESTATEMENT

      The financial information included in this report reflects the effect of restatements resulting from certain intentional improper accounting practices at the Company's Ralphs subsidiary. This restatement resulted in changes to previously reported amounts in the consolidated financial statements as follows:

                                                                1999         1998
                                                              ---------    ---------
                                                               (in millions except
                                                                per share amounts)
                                                               INCREASE/(DECREASE)
STATEMENT OF INCOME
       Sales................................................  No change    No change
       Merchandise Costs....................................  $      (1)   $       5
       Operating, general and administrative................  $      30    $     (21)
       Depreciation and amortization expense................  $      (2)   $      (1)
       Net Earnings.........................................  $     (14)   $      10
       Basic earnings per common share......................  $   (0.02)   $    0.01
       Diluted earnings per common share....................  $   (0.01)   $    0.01
BALANCE SHEET
       Current assets.......................................  $      14    $      10
       Total assets.........................................  $     (35)   $     (32)
       Current and total liabilities........................  $     (31)   $     (42)
       Total shareowners' equity............................  $      (4)   $      10
STATEMENT OF CASH FLOWS
       Cash provided by operating activities................  $     (10)   $      --
       Cash provided by investing activities................  $      10    $      --

RESULTS OF OPERATIONS

      The following discussion summarizes our operating results for 2000 compared to 1999 and 1999 compared to 1998. However, 2000 results are not directly comparable to 1999 results and 1999 results are not directly comparable to 1998 results due to a 53-week year in both 2000 and 1998, recent acquisitions (see footnote 3 of the financial statements), and a change in our fiscal calendar in 1999 (the "Calendar Change"). The 1998 results include the results of Ralphs/Food 4 Less from March 10, 1998. As a result of the calendar change, results of operations and cash flows for the 28-day period ended January 30, 1999, for pre-merger Kroger are not included in the Statements of Income and Cash Flows.

  Sales

      Total sales for the 53 weeks of 2000 were $49.0 billion compared to $45.4 billion for the 52 weeks of 1999 and $43.1 billion for the 53 weeks of 1998. These sales amounts represent annual increases of 8.0% in 2000 and 5.3% in 1999. Adjusting for the change in Kroger's fiscal calendar, excluding sales from divested stores, and adjusting for a 53rd week of sales in 2000 and 1998, annual increases would have been 6.0% in 2000 and 6.1% in 1999. These increases were the results of strong store operations that helped increase identical food store sales (stores in operation and not expanded or relocated for four full quarters) by 1.5% in 2000 and 2.3% in 1999. Comparable store sales, which include expansions and relocations, increased 1.9% in 2000 and 3.0% in 1999.

  Gross Profit

      Coordinated purchasing, category management, technology related efficiencies and increases in corporate brand sales have enabled us to increase our gross profit to 26.91% of sales in 2000, from 26.48% in 1999 and 25.60% in 1998. Adjusting for the calendar change and excluding one-time expenses, an accounting change made in 1998

(see note five of the financial statements), and the effect of LIFO, gross profit as a percent of sales increased to 26.99% in 2000, from 26.60% in 1999 and 26.12% in 1998.

  Operating, General and Administrative Expenses

      Operating, general and administrate expenses as a percent of sales were 18.65% in 2000, 18.43% in 1999, and 18.02% in 1998. Excluding one-time expenses and adjusting the 1998 amounts to reflect the calendar change, operating, general and administrative expenses as a percent of sales were 18.43% in 2000, 18.30% in 1999, and 18.15% in 1998. These costs increased due to higher health care and energy costs in 2000. The 1999 increase was due to a higher incentive payout based on performance.

  EBITDA

      Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. Many of these covenants are based on earnings before interest, taxes, depreciation, amortization, LIFO charge, extraordinary loss, and one-time items ("EBITDA"). The ability to generate EBITDA at levels sufficient to satisfy the requirements of these agreements is a key measure of our financial strength. We do not intend to present EBITDA as an alternative to any generally accepted accounting principle measure of performance. Rather, presentation of EBITDA is based on the definition contained in our bank credit facility. This may be a different definition than other companies use. We were in compliance with all EBITDA-based bank credit facility and indenture covenants on February 3, 2001.

      EBITDA for 2000 increased 13.2% to $3,536 million from $3,124 million in 1999. EBITDA for 1999 increased 11.6% from $2,800 million in 1998. These EBITDA increases were primarily due to economies of scale resulting from increased sales, efficiencies described in "Gross Profit" above, returns from capital investments, and returns from recent acquisitions.

      The following is a summary of the calculation of EBITDA for the 2000, 1999, and 1998 fiscal years:

                                                                 2000          1999          1998
                                                              (53 WEEKS)    (52 WEEKS)    (53 WEEKS)
                                                                           (as restated)  (as restated)
                                                              ----------  -------------  -------------
                                                                           (in millions)
Earnings before tax expense.................................    $1,508        $1,102        $  889
Interest....................................................       675           637           645
Depreciation................................................       907           847           745
Goodwill amortization.......................................       101            99            91
LIFO........................................................        (6)          (29)           10
One-time items included in merchandise costs................        37            58            49
One-time items included in operating, general and
  administrative expenses...................................       108            27            12
Merger related costs........................................        15           383           269
Accounting change...........................................        --            --            90
Impairment charges..........................................       191            --            --
                                                                ------        ------        ------
EBITDA......................................................    $3,536        $3,124        $2,800

  Income Taxes

      Our effective tax rate decreased to 41.6% in 2000 from 43.5% in 1999 and 43.3% in 1998. The decrease in the effective tax rate from 1999 to 2000 was due primarily to the absence of non-deductible transaction costs in

2000. The increase in the tax rate from 1998 to 1999 was due to non-deductible transactions costs of approximately $26 million in 1999 related to mergers.

  Net Earnings

      Net earnings and the effects of merger related costs, one-time expenses, the accounting change and extraordinary losses for the three years ended February 3, 2001, were:

                                                                 2000          1999          1998
                                                              (53 WEEKS)    (52 WEEKS)    (53 WEEKS)
                                                                          (as restated)  (as restated)
                                                              ----------  -------------  -------------
                                                                          (in millions)
Earnings before extraordinary loss excluding merger related
  costs, one-time expenses, impairment charges and the
  accounting change.........................................    $1,130        $ 949         $ 772
Tax benefit due to effect of merger related costs, one-time
  expenses, impairment charges and the accounting change....       101          142           152
Merger related costs........................................       (15)        (383)         (269)
One-time expenses...........................................      (145)         (85)          (61)
Accounting change...........................................        --           --           (90)
Impairment charges..........................................      (191)          --            --
                                                                ------        -----         -----
Earnings before extraordinary loss..........................       880          623           504
Extraordinary loss, net of income tax benefit...............        (3)         (10)         (257)
                                                                ------        -----         -----
Net Earnings................................................    $  877        $ 613         $ 247
                                                                ======        =====         =====
Diluted earnings per share before extraordinary loss
  excluding merger related costs, one-time expenses and
  accounting change.........................................    $ 1.34        $1.11         $0.91

MERGER RELATED COSTS AND ONE-TIME EXPENSES

      We are continuing to implement our integration plan relating to recent mergers. The integration plan includes distribution consolidation, systems integration, store conversions, store closures, and administration integration. Total merger related costs were $15 million in 2000, $383 million in 1999 and $269 million in 1998.

      In addition to merger related costs that are shown separately on the Statement of Income, we also incurred other one-time expenses that are included in merchandise costs and operating, general and administrative expenses. The one-time expenses incurred during 2000 and 1999 were costs related to recent mergers. The 1998 one-time expenses were costs incurred associated with logistics projects and operations consolidation in Texas.

      During 2000, we recorded an impairment charge of approximately $191 million. We performed an impairment review due to new divisional leadership and updated profitability forecasts for 2000 and beyond. This impairment review occurred during the first quarter of 2000. During this review we identified impairment losses for assets to be disposed of, assets to be held and used, and certain investments in former suppliers that have experienced financial difficulty and with whom supply arrangements have ceased. The table below details all of our merger related costs and one-time items:

                                                              2000    1999    1998
                                                              ----    ----    ----
                                                                 (in millions)
Merger related costs........................................  $ 15    $383    $269
                                                              ----    ----    ----
One-time items related to mergers included in:
  Merchandise costs.........................................    37      58      --
  Operating, general and administrative.....................   108      27      --
Other one-time items included in:
  Merchandise costs.........................................    --      --      49
  Operating, general and administrative.....................    --      --      12
                                                              ----    ----    ----
Total one-time items........................................   145      85      61
                                                              ----    ----    ----
Impairment charge...........................................   191      --      --
                                                              ----    ----    ----
Total merger related costs and other one-time items.........  $351    $468    $330
                                                              ====    ====    ====

      Please refer to financial statement footnote four for more information on merger related costs and one-time items.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows Information

      Cash flow from operations was $2,281 million in 2000 compared to $1,548 million in 1999 and $1,838 million in 1998. The increase in 2000 was due to an increase in earnings and our efforts to reduce net operating working capital and improve cash flow. The decrease in cash provided by operations during 1999 was due to an increase in inventory levels at the end of fiscal year 1999 as a result of the effect of Y2K.

      Cash flows used by investing activities was $1,523 million in 2000 compared to $1,810 million in 1999 and $1,465 million in 1998. The decrease in 2000 and increase in 1999 were primarily related to our storing activity and asset acquisitions. During 2000, 1999, and 1998 we had capital expenditures excluding acquisitions of $1,623 million, $1,691 million, and $1,646 million, respectively. We spent $67 million for acquisitions during 2000 compared to $230 million in 1999 and $86 million in 1998. We opened, acquired, expanded, or relocated 150 food stores in 2000, 197 food stores in 1999, and 142 food stores in 1998. During those same periods, we remodeled 115, 142, and 165 food stores, respectively.

      Cash used by financing activities was $878 million in 2000 compared to cash provided of $280 million in 1999 and a use of $257 million in 1998. The decrease in cash during 2000 was due to a decrease in the amount borrowed and an increase in the treasury shares purchased during 2000. The increase in cash in 1999 was due to fewer debt prepayment costs in 1999 compared to 1998 and a decrease in the financing charges incurred during 1999. The debt prepayment costs in 1998 related primarily to debt refinancing as a result of mergers at Fred Meyer, Inc.

  Debt Management

      We have several lines of credit totaling approximately $3.8 billion with $1.4 billion of unused balances at February 3, 2001. In addition, we have a $470 million synthetic lease credit facility with no unused balance and $175 million in money market lines with an unused balance of $75 million at February 3, 2001.

      Total debt, including both the current and long-term portions of capital leases, decreased $468 million to $8.5 billion in 2000 and increased $441 million to $9.0 billion in 1999. Both the decrease in 2000 and the increase in 1999 were due to business acquisitions accounted for under the purchase method of accounting in 1999. We purchased a portion of the debt issued by the lenders of some structured financings in an effort to reduce our effective interest expense. We also prefunded employee benefit costs of $208 million at year-end 2000, and $200 million at year-end 1999 and 1998. If we exclude the debt incurred to make these purchases, which we classify as investments, and the prefunding of employee benefits, our net total debt would have been $8.3 billion at year-end 2000 compared to $8.7 billion at year-end 1999, and $8.3 billion at year-end 1998.

      In addition to the available credit mentioned above, we currently have available for issuance $925 million of securities under a shelf registration statement filed with the Securities and Exchange Commission and declared effective on February 2, 2000.

IMPACT OF INFLATION

      While management believes that some portion of the increase in sales is due to inflation, it is difficult to segregate and to measure the effects of inflation because of changes in the types of merchandise sold year-to-year and other pricing and competitive influences. Although we believe there was inflation in retail prices, we experienced deflation in our costs of product due to synergies and the economies of scale created by recent mergers. By attempting to control costs and efficiently utilize resources, we strive to minimize the effects of inflation on operations.

OTHER ISSUES

      On January 6, 1999, we changed our fiscal year-end to the Saturday nearest January 31 of each year. This change is disclosed in our Current Report on Form 8-K dated January 6, 1999. We filed separate audited financial statements covering the transition period from January 3, 1999, to January 30, 1999, on a Current Report on Form 8-K dated May 10, 1999. These financial statements included Kroger and its consolidated subsidiaries before the merger with Fred Meyer. During the transition period we had sales of $2,160 million, costs and expenses of $2,135 million, and net earnings of $25 million.

      We indirectly own a 50% interest in the entity that owns the Santee Dairy in Los Angeles, California, and have a product supply agreement with Santee that requires us to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became excess capacity and a duplicate facility.

RECENTLY ISSUED ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for The Kroger Co. as of February 4, 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. We have determined that the adoption of these new accounting standards will not have a material effect on our financial statements.

      In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, which clarifies the application of Accounting Principals Board Opinion 25 for certain issues. The interpretation became effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which became effective after December 15, 1998. The adoption of FIN 44 did not have a material effect on our financial statements.

      Emerging Issues Task Force (EITF) Issue Nos. 00-14, "Accounting for Certain Sales Incentives;" 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future;" and 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" become effective for The Kroger Co. beginning in the first quarter of 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. The Company continues to assess the effect these new standards will have on the financial statements. We expect the adoption of these standards will not have a material effect on our financial statements.

OUTLOOK

      Statements elsewhere in this report and below regarding our expectations, hopes, beliefs, intentions or strategies are forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934. While we believe that the statements are accurate, uncertainties and other factors could cause actual results to differ materially from those statements. In particular:

      - We expect to reduce net operating working capital compared to the third quarter of 1999 by $500 million by the end of the third quarter 2004. We define net operating working capital as current operating assets less current operating liabilities. We do not intend to present net operating working capital as an alternative to any generally accepted accounting principle measure of performance. Rather we believe this presentation is relevant to an assessment of our financial performance. As of the end of fiscal 2000, we have reduced net operating working capital $183 million when compared to the fourth quarter of

        1999. A calculation of net operating working capital based on our definition as of the fourth quarter 2000 and the fourth quarter of 1999 is provided in the following table:

                                                              FOURTH QUARTER    FOURTH QUARTER
                                                                   2000              1999
                                                              --------------    --------------
                                                                         (in millions)
           Cash.............................................     $   161           $   281
           Receivables......................................         687               636
           FIFO inventory...................................       4,562             4,440
           Operating prepaid and other assets...............         410               495
           Accounts payable.................................      (3,012)           (2,773)
           Operating accrued liabilities....................      (2,124)           (2,220)
           Prepaid VEBA.....................................        (208)             (200)
                                                                 -------           -------
           Net working capital..............................     $   476           $   659
                                                                 =======           =======


      - We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations. During the next two years, Kroger plans to grow square footage by 4.0% -- 5.0% year over year. We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, natural foods, seafood shops, floral shops, and bakeries. We believe the combination store format will allow us to withstand continued competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants.


      - Our targeted annual earnings per share growth is 16% -- 18% through the fiscal year ending February 1, 2003 and 15%, thereafter.

      - Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis on self-development and ownership of store real estate, and on logistics and technology improvements. The continued capital spending in technology focusing on improved store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, should reduce merchandising costs as a percent of sales. We expect our capital expenditures for fiscal 2001 to total $2.0 billion, excluding acquisitions. We intend to use the combination of free cash flows from operations, including reductions in working capital, and borrowings under credit facilities to finance capital expenditure requirements. If determined preferable, we may fund capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity.

      - Based on current operating results, we believe that operating cash flow and other sources of liquidity, including borrowings under our commercial paper program and bank credit facilities, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

      - A decline in the generation of sufficient cash flows to support capital expansion plans, share repurchase programs and general operating activities could cause our growth to slow significantly and may cause us to miss our earnings targets, because we obtain some of our sales growth from new square footage.

      - The grocery retailing industry continues to experience fierce competition from other grocery retailers, supercenters, club or warehouse stores, and drug stores. Our ability to maintain our current success is dependent upon our ability to compete in this industry and continue to reduce operating expenses. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our share of sales and net income.

      - Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material impact on our financial statements.

      - Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

      - Changes in our product mix may negatively affect certain financial indicators. For example, we have added and will continue to add supermarket fuel centers. Since gasoline is a low profit margin item with high sales dollars, we expect to see our gross profit margins decrease as we sell more gasoline. Although this negatively affects our gross profit margin, gasoline provides a positive effect on EBITDA and net earnings.

      - We are party to more than 335 collective bargaining agreements with local unions representing approximately 204,120 employees. During 2000 we negotiated 45 labor contracts without any material work stoppages. Typical agreements are three to five years in duration and, as agreements expire, we expect to enter new collective bargaining agreements. In 2001, 96 collective bargaining agreements will expire. We cannot be certain that agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on the results of our operations.

      - Our ability to integrate any companies we acquire or have acquired and achieve operating improvements at those companies will affect our operations.

      - We retain a portion of the exposure for our workers' compensation and general liability claims. It is possible that these claims may cause significant expenditures that would affect the operating cash flows of the company.

      - Our capital expenditures could fall outside of the expected range if we are unsuccessful in acquiring suitable sites for new stores, if development costs exceed those budgeted, or if our logistics and technology projects are not completed in the time frame expected or on budget.

      - Adverse weather conditions could increase the cost our suppliers charge for our products, or may decrease the customer demand for certain products. Additionally, increases in the costs of inputs, such as utility costs or raw material costs, could negatively impact financial ratios and net earnings.

      - Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass these increases on to our customers our gross margin and EBITDA will suffer.

      - Interest rate fluctuation and other capital market conditions may cause variability in earnings. Although we use derivative financial instruments to reduce our net exposure to financial risks, we are still exposed to interest rate fluctuations and other capital market conditions.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. Accordingly, actual events and results may vary significantly from those included in or contemplated or implied by forward-looking statements made by us or our representatives.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates and, to a lesser extent, adverse fluctuations in commodity prices and other market risks. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all of our derivative positions are used to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuation in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure. The derivatives we use are straightforward instruments with liquid markets.

      We limit our exposure to rising interest rates through the strategic use of variable and fixed rate debt, interest rate swaps, interest rate caps, and interest rate collars. During 1999, as a result of the merger with Fred Meyer, the nature and magnitude of our debt portfolio changed significantly, including a permanent reduction in the combined company's variable rate borrowings. This fundamental change in our debt portfolio resulted in the existing derivative portfolio no longer being aligned with the debt portfolio, and prompted us to eliminate all existing interest rate swaps and cap agreements, at a pre-tax cost of $17 million.

      We now use derivatives primarily to fix the rates on variable rate debt and set interest rates for future debt issuances. To do this, we use the following guidelines:

      - limit the annual amount of debt subject to interest rate reset and the amount of variable rate debt to a combined total of $2.3 billion or less,

      - use the average daily bank balance to determine annual variable rate debt amounts,

      - include no leveraged derivative products, and

      - hedge without regard to profit motive or sensitivity to current mark-to-market status.

      We review compliance with the guidelines annually with the Financial Policy Committee of our Board of Directors. In addition, our internal auditors review compliance with these guidelines on an annual basis. The guidelines may change as our business needs dictate.

      The table below provides information about our interest rate derivative and underlying debt portfolio. The amount shown for each year represents the contractual maturities of long-term debt, excluding capital leases, and the outstanding notional amount of interest rate derivatives. Interest rates reflect the weighted average for the outstanding instruments. The variable component of each interest rate derivative and the variable rated debt is based on one month LIBOR using the forward yield curve as of February 3, 2001. The Fair-Value column includes the fair-value of those debt instruments for which it is reasonably possible to calculate a fair value and the fair value of our interest rate derivatives as of February 3, 2001. (Refer to footnotes 10 and 11 of the financial statements)

                                                     EXPECTED YEAR OF MATURITY
                          --------------------------------------------------------------------------------
                          2001     2002      2003      2004      2005    THEREAFTER    TOTAL    FAIR-VALUE
                          -----   -------   -------   -------   ------   ----------   -------   ----------
                                                      (in millions)
DEBT
Fixed rate..............  $(307)  $  (131)  $  (303)  $  (271)  $ (776)   $(4,211)    $(5,999)   $(4,760)*
Average interest rate...   7.67%     7.64%     7.66%     7.55%    7.58%      7.58%
Variable rate...........  $  --   $(1,005)  $(1,149)  $    --   $   --    $    --     $(2,154)   $(2,154)
Average interest rate...   5.67%     4.97%     5.76%

* It was not reasonably possible to calculate a fair value for $591 million of fixed rate debt.

                                                    AVERAGE NOTIONAL AMOUNTS OUTSTANDING
                                  -------------------------------------------------------------------------
                                  2001    2002    2003     2004    2005    THEREAFTER   TOTAL    FAIR-VALUE
                                  -----   -----   -----   ------   -----   ----------   ------   ----------
                                                          (in millions)
INTEREST RATE DERIVATIVES
Variable to fixed...............  $ 526   $ 375   $ 375   $  375   $ 375     $ 375      $  675     $   (7)
Average pay rate................   6.43%   6.20%   6.20%    6.20%   6.20%     6.20%       6.25%
Average receive rate............   5.04%   4.35%   5.13%    5.58%   5.81%     5.96%       5.29%
Interest rate caps..............  $ 222   $  --   $  --   $   --   $  --     $  --      $1,050     $   --
Interest rate collar............  $ 300   $ 300   $ 143   $   --   $  --     $  --      $  300     $   (2)

The interest rate collar is reset based on the three month LIBOR with the following impact:

      - if the three month LIBOR is less than or equal to 4.10%, we pay 5.50% for that three month period;

      - if the three month LIBOR is greater than 4.10% and less than or equal to 6.50%, we pay the actual interest rate for that three month period;

      - if the three month LIBOR is greater than 6.50% and less than 7.50%, we pay 6.50% for that three month period; and

      - if the three month LIBOR is greater than or equal to 7.50%, we pay the actual interest rate for that three month period.

      The interest rate caps all have a strike price of 6.8% based on the one month LIBOR rate.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners and Board of Directors
The Kroger Co.

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, changes in shareowners' equity (deficit) and cash flows present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements as of January 29, 2000 and for each of the two years in the period ended January 29, 2000 have been restated. As described in Note 5 to the consolidated financial statements, the Company changed its application of the LIFO method of accounting for store inventories as of December 28, 1997.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
April 30, 2001

                           CONSOLIDATED BALANCE SHEET

                                                              FEBRUARY 3,     JANUARY 29,
           (IN MILLIONS EXCEPT PER SHARE AMOUNTS)                2001            2000
------------------------------------------------------------------------------------------
                                                                             (as restated)
ASSETS
Current assets
  Cash......................................................  $       161     $      281
  Receivables...............................................          687            636
  Inventories...............................................        4,066          3,938
  Prepaid and other current assets..........................          502            690
                                                              -----------     ----------
          Total current assets..............................        5,416          5,545
Property, plant and equipment, net..........................        8,820          8,266
Goodwill, net...............................................        3,639          3,718
Other assets................................................          315            403
                                                              -----------     ----------
          Total Assets......................................  $    18,190     $   17,932
                                                              ===========     ==========
LIABILITIES
Current liabilities
  Current portion of long-term debt including obligations
     under capital leases...................................  $       336     $      591
  Accounts payable..........................................        3,012          2,773
  Accrued salaries and wages................................          604            695
  Other current liabilities.................................        1,639          1,605
                                                              -----------     ----------
          Total current liabilities.........................        5,591          5,664
Long-term debt including obligations under capital leases...        8,210          8,422
Other long-term liabilities.................................        1,300          1,168
                                                              -----------     ----------
          Total Liabilities.................................       15,101         15,254
                                                              -----------     ----------
SHAREOWNERS' EQUITY
Preferred stock, $100 par, 5 shares authorized and
  unissued..................................................           --             --
Common stock, $1 par, 1,000 shares authorized: 891 shares
  issued in 2000 and 885 shares issued in 1999..............          891            885
Additional paid-in capital..................................        2,092          2,023
Accumulated earnings........................................        1,104            227
Common stock in treasury, at cost, 76 shares in 2000 and 50
  shares in 1999............................................         (998)          (457)
                                                              -----------     ----------
          Total Shareowners' Equity.........................        3,089          2,678
                                                              -----------     ----------
          Total Liabilities and Shareowners' Equity.........  $    18,190     $   17,932
                                                              ===========     ==========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENT OF INCOME

Years Ended February 3, 2001, January 29, 2000 and January 2, 1999

                                                                 2000           1999             1998
          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)             (53 WEEKS)     (52 Weeks)       (53 Weeks)
----------------------------------------------------------------------------------------------------------
                                                                            (as restated)    (as restated)
Sales.......................................................   $49,000         $45,352          $43,082
Merchandise costs, including advertising, warehousing, and
  transportation............................................    35,806          33,316           32,063
                                                               -------         -------          -------
     Gross profit...........................................    13,194          12,036           11,019
Operating, general and administrative.......................     9,138           8,327            7,761
Rent........................................................       659             641              619
Depreciation and amortization...............................       907             847              745
Goodwill amortization.......................................       101              99               91
Asset impairment charges....................................       191              --               --
Merger related costs........................................        15             383              269
                                                               -------         -------          -------
     Operating profit.......................................     2,183           1,739            1,534
Interest expense............................................       675             637              645
                                                               -------         -------          -------
     Earnings before income tax expense and extraordinary
       loss.................................................     1,508           1,102              889
Tax expense.................................................       628             479              385
                                                               -------         -------          -------
     Earnings before extraordinary loss.....................       880             623              504
Extraordinary loss, net of income tax benefit...............        (3)            (10)            (257)
                                                               -------         -------          -------
     Net earnings...........................................   $   877         $   613          $   247
                                                               =======         =======          =======
Basic earnings per Common share
     Earnings before extraordinary loss.....................   $  1.07         $  0.75          $  0.62
     Extraordinary loss.....................................        --           (0.01)           (0.32)
                                                               -------         -------          -------
          Net earnings......................................   $  1.07         $  0.74          $  0.30
                                                               =======         =======          =======
Average number of common shares used in basic calculation...       823             829              816
Diluted earnings per Common Share
     Earnings before extraordinary loss.....................   $  1.04         $  0.73          $  0.59
     Extraordinary loss.....................................        --           (0.01)           (0.30)
                                                               -------         -------          -------
          Net earnings......................................   $  1.04         $  0.72          $  0.29
                                                               =======         =======          =======
Average number of common shares used in diluted
  calculation...............................................       846             858              851

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended February 3, 2001, January 29, 2000, and January 2, 1999

                                                               2000            1999             1998
                      (IN MILLIONS)                         (53 WEEKS)      (52 Weeks)       (53 Weeks)
---------------------------------------------------------------------------------------------------------
                                                                           (as restated)    (as restated)
Cash Flows From Operating Activities:
  Net earnings............................................  $       877      $     613        $     247
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Extraordinary loss...................................            3             10              257
     Depreciation.........................................          907            847              745
     Goodwill amortization................................          101             99               91
     Non cash merger charges..............................          286            105              109
     Deferred income taxes................................          213            308              (49)
     Other................................................           (4)            (9)             101
     Changes in operating assets and liabilities net of
       effects from acquisitions of businesses:
       Inventories........................................         (114)          (271)              86
       Receivables........................................          (49)           (70)             (66)
       Accounts payable...................................           67             50               91
       Other..............................................           (6)          (134)             226
                                                            -----------      ---------        ---------
          Net cash provided by operating activities.......        2,281          1,548            1,838
                                                            -----------      ---------        ---------
Cash Flows From Investing Activities:
  Capital expenditures....................................       (1,623)        (1,691)          (1,646)
  Proceeds from sale of assets............................          127            139               96
  Payments for acquisitions, net of cash acquired.........          (67)          (230)             (86)
  Other...................................................           40            (28)             171
                                                            -----------      ---------        ---------
          Net cash used by investing activities...........       (1,523)        (1,810)          (1,465)
                                                            -----------      ---------        ---------
Cash Flows From Financing Activities:
  Proceeds from issuance of long-term debt................          838          1,763            5,307
  Reductions in long-term debt............................       (1,339)        (1,469)          (5,089)
  Debt prepayment costs...................................           (3)            (2)            (308)
  Financing charges incurred..............................          (10)           (11)            (118)
  Increase (decrease) in book overdrafts..................          160            (62)             (44)
  Proceeds from issuance of capital stock.................           57             67              122
  Treasury stock purchases................................         (581)            (6)            (122)
  Other...................................................           --             --               (5)
                                                            -----------      ---------        ---------
          Net cash provided (used) by financing
            activities....................................         (878)           280             (257)
                                                            -----------      ---------        ---------
Net (decrease) increase in cash and temporary cash
  investments.............................................         (120)            18              116
Cash and temporary cash investments:
  Beginning of year.......................................          281            263              183
                                                            -----------      ---------        ---------
  End of year.............................................  $       161      $     281        $     299
                                                            ===========      =========        =========
Disclosure of cash flow information:
  Cash paid during the year for interest..................  $       691      $     536        $     635
  Cash paid during the year for income taxes..............  $       259      $     113        $     172
  Non-cash changes related to purchase acquisitions:
     Fair value of assets acquired........................  $        84      $     201        $   2,209
     Goodwill recorded....................................  $        33      $      53        $   2,344
     Value of stock issued................................  $        --      $      --        $    (652)
     Liabilities assumed..................................  $       (49)     $     (19)       $  (3,746)

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY (DEFICIT)

Years Ended February 3, 2001, January 29, 2000, and January 2, 1999

                                         COMMON STOCK     ADDITIONAL   TREASURY STOCK    ACCUMULATED
                                        ---------------    PAID-IN     ---------------    EARNINGS
            (IN MILLIONS)               SHARES   AMOUNT    CAPITAL     SHARES   AMOUNT    (DEFICIT)    TOTAL
-------------------------------------------------------------------------------------------------------------
Balances at December 27, 1997.........    812     $812      $1,092       44     $(329)     $ (658)     $  917
Issuance of common stock:
  Stock options exercised.............     20       20         101       --        --          --         121
  Ralphs acquisition..................     44       44         609       --        --          --         653
  Other...............................     --       --          10       --        --          --          10
Treasury stock purchases..............     --       --          --        6      (122)         --        (122)
Tax benefits from exercise of stock
  options.............................     --       --         101       --        --          --         101
Net earnings (as restated)............     --       --          --       --        --         247         247
                                         ----     ----      ------      ---     -----      ------      ------
Balances at January 2, 1999...........    876      876       1,913       50      (451)       (411)      1,927
Equity changes during transition
  period..............................      1        1          13       --        --          25          39
Issuance of common stock:
  Stock options exercised.............      8        8          69       --        --          --          77
Treasury stock purchases..............     --       --          --       --        (6)         --          (6)
Tax benefits from exercise of stock
  options.............................     --       --          28       --        --          --          28
Net earnings (as restated)............     --       --          --       --        --         613         613
                                         ----     ----      ------      ---     -----      ------      ------
Balances at January 29, 2000..........    885      885       2,023       50      (457)        227       2,678
Issuance of common stock:
  Stock options exercised.............      5        5          57       --        --          --          62
  Restricted stock issued.............      1        1          13       --        --          --          14
  Warrants exercised..................     --       --         (40)      (1)       40          --          --
Treasury stock purchases..............     --       --          --       27      (581)         --        (581)
Tax benefits from exercise of stock
  options.............................     --       --          39       --        --          --          39
Net earnings .........................     --       --          --       --        --         877         877
                                         ----     ----      ------      ---     -----      ------      ------
Balances at February 3, 2001..........    891     $891      $2,092       76     $(998)     $1,104      $3,089
                                         ====     ====      ======      ===     =====      ======      ======

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

1.  ACCOUNTING POLICIES

      The following is a summary of the significant accounting policies followed in preparing these financial statements:

  Basis of Presentation and Principles of Consolidation

      The accompanying financial statements include the consolidated accounts of The Kroger Co. and its subsidiaries ("Kroger"), and Fred Meyer, Inc. and its subsidiaries ("Fred Meyer") which were merged with Kroger on May 27, 1999 (See
Note 3). Significant intercompany transactions and balances have been eliminated.

  Transition Period

      On January 6, 1999, the Company changed its fiscal year-end to the Saturday nearest January 31 of each year. This change is disclosed in the Company's Current Report on Form 8-K dated January 6, 1999. The Company filed separate audited financial statements covering the transition period from January 3, 1999 to January 30, 1999 on a Current Report on Form 8-K dated May 10, 1999. These financial statements include Kroger and its consolidated subsidiaries before the merger with Fred Meyer. During the transition period the Company had sales of $2,160, costs and expenses of $2,135, and net earnings of $25.

  Fiscal Year

      The Company's fiscal year ends on the Saturday nearest January 31. The last three fiscal years consist of the 53-week period ending February 3, 2001, the 52-week period ending January 29, 2000, and the 53-week period ending January 2, 1999. The Fred Meyer amounts included in the consolidated financial statements for the fiscal year ended January 2, 1999 relate to Fred Meyer's 52-week period ended January 30, 1999.

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

  Inventories

      Inventories are stated at the lower of cost (principally on a last-in, first-out, "LIFO", basis) or market. Approximately 94% of inventories for 2000 and 97% of inventories for 1999 were valued using the LIFO method. Cost for the balance of the inventories is determined using the FIFO method. Replacement cost was higher than the carrying amount by $496 at February 3, 2001 and $502 at January 29, 2000.

  Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or remaining terms of leases. Buildings and land improvements are depreciated based on lives varying from 10 to 40 years. Equipment depreciation is based on lives varying from three to 15 years. Leasehold improvements are amortized over their useful lives, which vary from four to 25 years. Depreciation expense was $907 in 2000, $847 in 1999, and $745 in 1998.

      Interest costs on significant projects constructed for the Company's own use are capitalized as part of the costs of the newly constructed facilities. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in earnings.

  Goodwill

      Goodwill is generally being amortized on a straight-line basis over 40 years. Accumulated amortization was approximately $314 at February 3, 2001, and $213 at January 29, 2000.

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

  Interest Rate Protection Agreements

      The Company uses interest rate swaps, caps, and collars to hedge a portion of its borrowings against changes in interest rates. The interest differential to be paid or received is accrued as interest expense. The Company's counter parties are major financial institutions.

  Deferred Income Taxes

      Deferred income taxes are recorded to reflect the tax consequences of differences between the tax bases of assets and liabilities and their financial reporting bases. See footnote eight for the types of differences that give rise to significant portions of deferred income tax assets and liabilities. Deferred income taxes are classified as a net current or noncurrent asset or liability based on the classification of the related asset or liability for financial reporting purposes. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date.

  Revenue Recognition

      Revenues from the sale of products are recognized at the point of sale of the Company's products. Vendor rebates and credits that relate to the Company's buying and merchandising activities are recorded as a component of merchandise costs as earned according to the underlying agreement.

  Advertising Costs

      The Company's advertising costs are expensed as incurred and included in merchandise costs in the Consolidated Statement of Income. Advertising expenses amounted to $546 in 2000, $511 in 1999 and $489 in 1998.

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

2.  RESTATEMENT

      These financial statements reflect the effect of restatements resulting from certain intentional improper accounting practices at the Company's Ralphs subsidiary. This restatement resulted in changes to previously reported amounts in the consolidated financial statements as follows:

                                                                1999         1998
                                                              ---------    ---------
                                                               INCREASE/(DECREASE)
STATEMENT OF INCOME
       Sales................................................  No change    No change
       Merchandise Costs....................................  $      (1)   $       5
       Operating, general and administrative................  $      30    $     (21)
       Depreciation and amortization expense................  $      (2)   $      (1)
       Net Earnings.........................................  $     (14)   $      10
       Basic earnings per common share......................  $   (0.02)   $    0.01
       Diluted earnings per common share....................  $   (0.01)   $    0.01
BALANCE SHEET
       Current assets.......................................  $      14    $      10
       Total assets.........................................  $     (35)   $     (32)
       Current and total liabilities........................  $     (31)   $     (42)
       Total shareowners' equity............................  $      (4)   $      10
STATEMENT OF CASH FLOWS
       Cash provided by operating activities................  $     (10)   $      --
       Cash provided by investing activities................  $      10    $      --

3.  BUSINESS COMBINATIONS

      On May 27, 1999, Kroger issued 312 shares of Kroger common stock in connection with a merger, for all of the outstanding common stock of Fred Meyer, Inc., which operates stores primarily in the Western region of the United States. On March 9, 1998, Fred Meyer issued 82 shares of Fred Meyer common stock in connection with a merger, for all of the outstanding stock of Quality Food Centers, Inc. ("QFC"), a supermarket chain operating in the Seattle/Puget Sound region of Washington state, and in Southern California. The mergers were accounted for as poolings of interests, and the accompanying financial statements have been restated to give effect to the consolidated results of Kroger, Fred Meyer and QFC for all years presented.

      On March 10, 1998, Fred Meyer acquired Food 4 Less Holdings, Inc. ("Ralphs/Food 4 Less"), a supermarket chain operating primarily in Southern California, by issuing 44 shares of common stock to the Ralphs/Food 4 Less stockholders. The acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of Ralphs/Food 4 Less from the date of acquisition.

      The accompanying Consolidated Financial Statements reflect the consolidated results as follows:

                                                                Kroger      Fred Meyer    Consolidated
                                                              Historical    Historical      Company
------------------------------------------------------------------------------------------------------
1999
Subsequent to consummation date
  Sales.....................................................   $    --       $    --        $31,859
  Extraordinary loss, net of income tax benefit.............   $    --       $    --        $   (10)
  Net Earnings..............................................   $    --       $    --        $   402
  Diluted earnings per common share.........................   $    --       $    --        $  0.47
1999
Prior to consummation date*
  Sales.....................................................   $ 8,789       $ 4,704        $13,493
  Extraordinary loss, net of income tax benefit.............   $    --       $    --        $    --
  Net Earnings..............................................   $   176       $    35        $   211
  Diluted earnings per common share.........................   $  0.33       $  0.10        $  0.25
1998
  Sales.....................................................   $28,203       $14,879        $43,082
  Extraordinary loss, net of income tax benefit.............   $   (39)      $  (218)       $  (257)
  Net Earnings..............................................   $   411       $  (164)       $   247
  Diluted earnings per common share.........................   $  0.78       $ (0.51)       $  0.29

--------------------------------------------------------------------------------
* The period prior to consummation date represents amounts for the first quarter ended May 22, 1999, as this was the period ended closest to the consummation date.

4.  MERGER RELATED COSTS AND ONE-TIME EXPENSES

  MERGER RELATED COSTS

      We are continuing to implement our integration plan relating to recent mergers. The integration plan includes distribution consolidation, systems integration, store conversions, transaction costs, store closures, and administration integration. Total merger related costs incurred were $15 in 2000, $383 in 1999 and $269 in 1998.

      The following table presents the components of the merger related costs:

                                                                2000    1999    1998
------------------------------------------------------------------------------------
CHARGES RECORDED AS CASH EXPENDED
  Distribution consolidation................................    $  1    $ 30    $ 16
  Systems integration.......................................      --      85      50
  Store conversions.........................................      --      51      48
  Transaction costs.........................................      --      93      34
  Administration integration................................       4      19      12
                                                                ----    ----    ----
                                                                   5     278     160
                                                                ----    ----    ----
NONCASH ASSET WRITEDOWN
  Distribution consolidation................................      --      --      29
  Systems integration.......................................      --       3      26
  Store conversions.........................................      --      10      --
  Store closures............................................      --       4      25
  Administration integration................................      --      27       3
                                                                ----    ----    ----
                                                                  --      44      83
                                                                ----    ----    ----

                                                                2000    1999    1998
------------------------------------------------------------------------------------
OTHER CHARGES
  Administration integration................................      10      --      --
                                                                ----    ----    ----
ACCRUED CHARGES
  Distribution consolidation................................      --       5      --
  Systems integration.......................................      --       1       1
  Transaction costs.........................................      --      --       6
  Store closures............................................      --       8       7
  Administration integration................................      --      47      12
                                                                ----    ----    ----
                                                                  --      61      26
                                                                ----    ----    ----
Total merger related costs..................................    $ 15    $383    $269
                                                                ====    ====    ====
TOTAL CHARGES
  Distribution consolidation................................    $  1    $ 35    $ 45
  Systems integration.......................................      --      89      77
  Store conversions.........................................      --      61      48
  Transaction costs.........................................      --      93      40
  Store closures............................................      --      12      32
  Administration integration................................      14      93      27
                                                                ----    ----    ----
Total merger related costs..................................    $ 15    $383    $269
                                                                ====    ====    ====

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

  Systems Integration

      Represents the costs of integrating systems and the related conversions of corporate office and store systems. Charges recorded as cash was expended totaled $85 and $50 in 1999 and 1998, respectively. These costs represent incremental operating costs, principally labor, during the conversion process, payments to third parties, and training costs. The 1998 costs include a $26 writedown of computer equipment and related software that has been abandoned and the depreciation associated with computer equipment at QFC that was written off over 18 months, after which it was abandoned.

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

  Store Closures

      Includes the costs to close stores identified as duplicate facilities and to sell stores pursuant to settlement agreements. 1999 costs of $8 were accrued to close seven stores identified as duplicate facilities and to sell three stores pursuant to a settlement with the Federal Trade Commission. Included in 1998 amounts were costs to close four stores identified as duplicate facilities and to sell three stores pursuant to a settlement agreement with the State of California. The asset writedown of $25 in 1998 relates to certain California stores. Termination costs totaling $7 were accrued in 1998.

  Administration Integration

      Includes labor and severance costs related to employees identified for termination in the integration and charges incurred to conform accounting policies. During 2000, the Company incurred $10 resulting from the issuance of restricted stock, and $4 for severance payments recorded as cash was expended. Restrictions on the stock grants lapse as synergy goals are achieved. During 1999, these costs represent $19 of severance and travel and consulting services related to integration work; $27 of asset write-downs including video tapes and equipment used in the Company's stores; and $47 of accrued expenses. The accrued expenses include an obligation to make a charitable contribution (within seven years from the date of the Fred Meyer merger) as required by the merger agreement, a restricted stock award related to the achievement of expected merger synergy benefits, and severance costs for certain Fred Meyer executives who informed the Company of their intention to leave, which severance costs have subsequently been paid.

      A summary of changes in accruals related to various business combinations follows:

                                                            FACILITY       EMPLOYEE     INCENTIVE AWARDS
                                                          CLOSURE COSTS    SEVERANCE    AND CONTRIBUTIONS
                                                          -------------    ---------    -----------------
Balance at December 27, 1997............................      $ 19            $ 8             $ --
  Additions.............................................       129             41               --
  Payments..............................................       (15)           (16)              --
  Adjustments...........................................        --             (3)              --
                                                              ----            ---             ----
Balance at January 2, 1999..............................       133             30               --
  Additions.............................................         8             24               29
  Payments..............................................       (11)           (25)              --
                                                              ----            ---             ----
Balance at January 29, 2000.............................       130             29               29
  Additions.............................................        --             --               10
  Payments..............................................       (17)           (11)              (4)
                                                              ----            ---             ----
Balance at February 3, 2001.............................      $113            $18             $ 35
                                                              ====            ===             ====

  One-Time Expenses

      In addition to the "merger related costs" described above, we incurred one-time expenses related to recent mergers of $145 and $85 during 2000 and 1999, respectively. These expenses are included in the merchandise costs and operating, general and administrative expense lines of the income statement. During 2000, $108 was recorded in the operating, general and administrative expense line compared to $27 in 1999. The remaining $37 of one-time expenses in 2000 was included in merchandise cost compared to $58 in 1999.

      Included in the $108 in operating, general and administrative expenses in 2000 are accrued expenses of $67 pertaining primarily to the present value of lease liabilities relating to closed stores. Payments of $10 were made on these accruals during 2000. The remaining costs in 2000 and the costs in 1999 relate primarily to system and banner conversions.

      During 1998, we incurred a one-time expense associated with logistics projects. This expense included the costs associated with ending a joint venture related to a warehouse operation that formerly served our Michigan stores and several independent customers. The warehouse is now operated by a third party that distributes our inventory to our Michigan stores. These expenses also included the transition costs related to one of our new warehouses, and one new warehouse facility operated by an unaffiliated entity that provides services to us. These costs included carrying costs of the facilities idled as a result of these new warehouses and the associated employee severance costs. Additionally, in the second quarter of 1998, the Company incurred one-time expenses associated with accounting, data, and operations consolidation in Texas. These included the costs of closing eight stores and relocating the remaining Dallas office employees to a smaller facility. These expenses, which included non-cash asset writedowns, were included in operating, general and administrative expenses. These expenses include an amount for estimated rent or lease termination costs that will be paid on closed stores through 2013.

5.  ACCOUNTING CHANGE

      In the second quarter of 1998, Kroger changed its application of the Last-In, First-Out, or LIFO, method of accounting for store inventories from the retail method to the item cost method. The change was made to more accurately reflect inventory value by eliminating the averaging and estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 1997, cannot be determined. The effect of the change on the December 28, 1997, inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in restated results for the quarter ended March 21, 1998. This change increased merchandise costs by $90 and reduced earnings before extraordinary loss and net earnings by $56, or $0.07 per diluted share. We have not calculated the pro forma effect on prior periods because cost information for these periods is not determinable. The item cost method did not have a material impact on earnings subsequent to its initial adoption.

6.  IMPAIRMENT CHARGE

      Due to updated profitability forecasts for 2000 and beyond, the Company performed an impairment review of its long-lived assets during the first quarter of 2000. During this review, the Company identified impairment losses for both assets to be disposed of and assets to be held and used.

  Assets to be Disposed of

      The impairment charge for assets to be disposed of related primarily to the carrying value of land, buildings, and equipment for 25 stores that have been closed. The impairment charge was determined using the fair value less the cost to sell. Fair value less the cost to sell used in the impairment calculation was based on discounted cash flows and third-party offers to purchase the assets, or market value for comparable properties, if applicable. Accordingly, an impairment charge of $81 related to assets to be disposed of was recognized, reducing the carrying value of fixed assets and goodwill by $41 and $40, respectively.

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

7.  PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment, net consists of:

                                                               2000        1999
                                                              -------------------
Land........................................................  $ 1,143    $  1,071
Buildings and land improvements.............................    2,640       2,753
Equipment...................................................    7,228       6,005
Leasehold improvements......................................    2,372       1,970
Construction-in-progress....................................      342         712
Leased property under capital leases........................      516         522
                                                              -------    --------
                                                               14,241      13,033
Accumulated depreciation and amortization...................   (5,421)     (4,767)
                                                              -------    --------
                                                              $ 8,820    $  8,266
                                                              =======    ========

      Accumulated depreciation for leased property under capital leases was $218 at February 3, 2001, and $195 at January 29, 2000.

      Approximately $1,044, original cost, of Property, Plant and Equipment collateralizes certain mortgage obligations at February 3, 2001, and January 29, 2000.

8.  TAXES BASED ON INCOME

      The provision for taxes based on income consists of:

                                                              2000     1999     1998
                                                              -----------------------
Federal
  Current...................................................  $ 338    $ 123    $ 382
  Deferred..................................................    213      308      (49)
                                                              -----    -----    -----
                                                                551      431      333
State and local.............................................     77       48       52
                                                              -----    -----    -----
                                                                628      479      385
Tax benefit from extraordinary loss.........................     (2)      (6)    (162)
                                                              -----    -----    -----
                                                              $ 626    $ 473    $ 223
                                                              =====    =====    =====

      A reconciliation of the statutory federal rate and the effective rate follows:

                                                              2000     1999     1998
                                                              -----------------------
Statutory rate..............................................   35.0%    35.0%    35.0%
State income taxes, net of federal tax benefit..............    3.3      2.8      3.8
Non-deductible goodwill.....................................    3.9      2.7      3.2
Other, net..................................................   (0.6)     3.0      1.3
                                                              -----    -----    -----
                                                               41.6%    43.5%    43.3%
                                                              =====    =====    =====

      The tax effects of significant temporary differences that comprise deferred tax balances were as follows:

                                                              2000     1999
----------------------------------------------------------------------------
Current deferred tax assets:
  Insurance related costs...................................  $  82    $  68
  Net operating loss carryforwards..........................     47      176
  Other.....................................................     83       12
                                                              -----    -----
          Total current deferred tax assets.................    212      256
                                                              -----    -----
Current deferred tax liabilities:
  Compensation related costs................................    (47)     (38)
  Inventory related costs...................................    (79)     (54)
                                                              -----    -----
          Total current deferred tax liabilities............   (126)     (92)
                                                              -----    -----
Current deferred taxes, net included in prepaid and other
  current assets............................................  $  86    $ 164
                                                              =====    =====
Long-term deferred tax assets:..............................
  Compensation related costs................................  $ 142    $ 148
  Insurance related costs...................................     57       86
  Lease accounting..........................................     39       60
  Net operating loss carryforwards..........................    158      178
  Other.....................................................     26       40
                                                              -----    -----
                                                                422      512
  Valuation allowance.......................................   (152)    (157)
                                                              -----    -----
          Long-term deferred tax assets, net................    270      355
                                                              -----    -----
Long-term deferred tax liabilities:.........................
  Depreciation..............................................   (519)    (457)
                                                              -----    -----
          Total long-term deferred tax liabilities..........   (519)    (457)
                                                              -----    -----
Long-term deferred taxes, net...............................  $(249)   $(102)
                                                              =====    =====

      Long-term deferred taxes, net are included in other liabilities at February 3, 2001 and January 29, 2000.

      At February 3, 2001, the Company had net operating loss carryforwards for federal income tax purposes of $551 which expire from 2004 through 2017. In addition, the Company had net operating loss carryforwards for state income tax purposes of $180 which expire from 2001 through 2020. The utilization of certain of the Company's net operating loss carryforwards may be limited in a given year.

      At February 3, 2001, the Company had federal and state Alternative Minimum Tax Credit carryforwards of $9 and $3, respectively. In addition, the Company has Other Federal and State credit carry forwards of $3 and $20, respectively, which expire from 2001 through 2017. The utilization of certain of the Company's credits may be limited in a given year.

9.  DEBT OBLIGATIONS

      Long-term debt consists of:

                                                               2000       1999
                                                              -------    ------
Senior Credit Facility......................................  $ 1,149    $1,362
Credit Agreement............................................    1,005     1,459
6.34% to 11.25% Senior Notes and Debentures due through
  2029......................................................    5,145     4,822
4.77% to 10.50% mortgages due in varying amounts through
  2017......................................................      516       473
Other.......................................................      338       465
                                                              -------    ------
Total debt..................................................    8,153     8,581
Less current portion........................................      307       536
                                                              -------    ------
Total long-term debt........................................  $ 7,846    $8,045
                                                              =======    ======

      In conjunction with the acquisitions of QFC and Ralphs/Food 4 Less in March 1998, Fred Meyer entered into new financing arrangements that refinanced a substantial portion of Fred Meyer's debt. The Senior Credit Facility provides for a $1,875 five-year revolving credit agreement and a five-year term note. During 2000, the term note was retired. All indebtedness under the Senior Credit Facility is guaranteed by some of the Company's subsidiaries. The revolving portion of the Senior Credit Facility is available for general corporate purposes, including the support of Fred Meyer's commercial paper program. Commitment fees are charged at .20% on the unused portion of the five-year revolving credit facility. Interest on the Senior Credit Facility is at adjusted LIBOR plus a margin of .625%. At February 3, 2001, the weighted average interest rate on both the five-year term note and the amounts outstanding under the revolving credit facility was 6.51%. The Senior Credit Facility requires the Company to comply with certain ratios related to indebtedness to earnings before interest, taxes, depreciation, amortization, LIFO charge, extraordinary loss, and one-time items ("EBITDA") and fixed charge coverage. In addition, the Senior Credit Facility limits dividends on and redemption of capital stock. The Company may prepay the Senior Credit Facility, in whole or in part, at any time, without a prepayment penalty.

      The Company also has a $1,500 Five-Year Credit Agreement and a 364-Day Credit Agreement (collectively the "Credit Agreement"). The Five Year facility terminates on May 28, 2002, unless extended or earlier terminated by the Company. The 364-Day Credit Agreement would have terminated in May 2000, but was extended as a $387 facility. The 364-Day facility now terminates on May 23, 2001 unless extended, converted into a one year term loan, or earlier terminated by the Company. Borrowings under the Credit Agreement bear interest at the option of the Company at a rate equal to either (i) the highest, from time to time, of
(A) the base rate of Citibank, N.A., (B) 1/2% over a moving average of secondary market morning offering rates for three month certificates of deposit adjusted for reserve requirements, and (C) 1/2% over the federal funds rate or (ii) an adjusted Eurodollar rate based upon the London Interbank Offered Rate ("Eurodollar Rate") plus an Applicable Margin. In addition, the Company pays a Facility Fee in connection with the Credit Facility. Both the Applicable Margin and the Facility Fee vary based on the Company's achievement of a financial ratio. At February 3, 2001, the Applicable Margin for the 364-Day facility was
 .525% and for the Five-Year facility was .475%. The Facility Fee for the 364-Day facility was .10% and for the Five-Year facility was .15%. The Credit Agreement contains covenants which among other things, restrict dividends and require the maintenance of certain financial ratios, including fixed charge coverage ratios and leverage ratios. The Company may prepay the Credit Agreement, in whole or in part, at any time, without a prepayment penalty.

      In December 1998, the Senior Credit Facility and the Credit Agreement were amended to permit the merger of Kroger and Fred Meyer (See note 3). The amendments, which became effective when the merger was completed, increased interest rates on the Credit Agreement to market rates and changed the covenants in the Senior Credit Facility to parallel those in the Credit Agreement.

      Unrated commercial paper borrowings of $644 and borrowings under money market lines of $100 at February 3, 2001, have been classified as long-term because the Company expects that these borrowings will be refinanced using the same type of securities. Additionally, the Company has the ability to refinance these borrowings on a long-term basis and has presented the amounts as outstanding under the Credit Agreement or the Senior Credit Facility. The money market lines, which generally have terms of approximately one year, allow the Company to borrow from the banks at mutually agreed upon rates, usually below the rates offered under the Senior Credit Facility.

      All of the Company's Senior Notes and Debentures are subject to early redemption at varying times and premiums. In addition, subject to certain conditions, some of the Company's publicly issued debt will be subject to redemption, in whole or in part, at the option of the holder upon the occurrence of a redemption event, upon not less than five days' notice prior to the date of redemption, at a redemption price equal to the default amount, plus a specified premium. "Redemption Event" is defined in the indentures as the occurrence of
(i) any person or group, together with any affiliate thereof, beneficially owning 50% or more of the voting power of the Company or (ii) any one person or group, or affiliate thereof, succeeding in having a majority of its nominees elected to the Company's Board of Directors, in each case, without the consent of a majority of the continuing directors of the Company.

      The aggregate annual maturities and scheduled payments of long-term debt for the five years subsequent to 2000 are:

  2001.......................................................  $  307
  2002.......................................................  $1,136
  2003.......................................................  $1,452
  2004.......................................................  $  271
  2005.......................................................  $  776

      The extraordinary losses in 2000, 1999, and 1998 relate to premiums paid to retire certain indebtedness early and the write-off of deferred financing costs.

10.  INTEREST RATE PROTECTION PROGRAM

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

      The Company's current program relative to interest rate protection primarily contemplates fixing the rates on variable rate debt. To do this, the Company uses the following guidelines: (i) use average daily bank balance to determine annual debt amounts subject to interest rate exposure, (ii) limit the annual amount of debt subject to interest rate reset and the amount of floating rate debt to a combined total of $2,300 or less, (iii) include no leveraged products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status.

      The Company reviews compliance with these guidelines annually with the Financial Policy Committee of the Board of Directors. In addition, the Company's internal auditors review compliance with these guidelines on an annual basis. The guidelines may change as the Company's business needs dictate.

      The table below indicates the types of swaps used, their duration, and their respective interest rates. The variable component of each interest rate derivative is based on the one month LIBOR using the forward yield curve as of February 3, 2001.

                                                              2000    1999
                                                              ----    ----
Receive variable swaps
  Notional amount...........................................  $300    $300
  Duration in years.........................................   0.9     1.9
  Average receive rate......................................  6.41%   6.36%
  Average pay rate..........................................  6.66%   6.66%

      In addition, as of February 3, 2001, the Company has: an interest rate collar on a notional amount of $300 million with a maturity date of July 24, 2003; three interest rate caps each with a notional amount of $350 million and a termination date of April 20, 2001; and three forward receive variable swaps with notional amounts of $125 million each becoming effective June 1, 2001. Two of the forward swaps mature June 1, 2011; the other forward swap matures June 1, 2031. Every three months, actual three month LIBOR is reviewed and the collar has the following impact on the Company for the notional amount:

        - If the three month LIBOR is less than or equal to 4.10%, the Company pays 5.50% for that three month period;

        - If the three month LIBOR is greater than 4.10% and less than or equal to 6.50%, the Company pays the actual interest rate for that three month period;

        - If the three month LIBOR is greater than 6.50% and less than 7.50%, the Company pays 6.50% for that three month period; and

        - If the three month LIBOR is greater than or equal to 7.50%, the Company pays the actual interest rate for that three month period.

      The interest rate caps all have a strike price of 6.8% based on the one month LIBOR rate. The three forward receive variable swaps have an average pay rate of 6.20% and will receive a variable rate based on one month LIBOR.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

  Cash, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities
      The carrying amounts of these items approximate fair value.

  Long-term Investments

      The fair values of these investments are estimated based on quoted market prices for those or similar investments.

  Long-term Debt

      The fair value of the Company's long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar issues. The carrying value of $2,154 of long-term debt outstanding under the Company's Credit Agreement and Senior Credit Facility approximates fair value.

  Interest Rate Protection Agreements

      The fair value of these agreements is based on the net present value of the future cash flows using the forward interest rate yield curve in effect at the respective year-end.

      The estimated fair values of the Company's financial instruments are as follows:

                                                        2000                        1999
                                              ------------------------    ------------------------
                                                            ESTIMATED                   ESTIMATED
                                               CARRYING        FAIR        CARRYING        FAIR
                                                VALUE         VALUE         VALUE         VALUE
                                              ----------    ----------    ----------    ----------
Long-term investments for which it is
  Practicable...............................  $      118    $      121    $      100    $      103
  Not Practicable...........................  $       28    $       --    $        4    $       --
Debt for which it is
  Practicable...............................  $   (7,562)   $   (6,914)   $   (7,904)   $   (7,752)
  Not Practicable...........................  $     (591)   $       --    $     (677)   $       --
Interest Rate Protection Agreements
  Receive variable swaps....................  $       --    $       (7)   $       --    $        2
  Interest rate caps and collar.............  $       --    $       (2)           --             1
                                              ----------    ----------    ----------    ----------
                                              $       --    $       (9)   $       --    $        3
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

12.  LEASES

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

      Rent expense (under operating leases) consists of:

                                                                2000        1999        1998
                                                              --------    --------    --------
Minimum rentals.............................................  $    731    $    720    $    683
Contingent payments.........................................        16          15          18
Sublease income.............................................       (88)        (94)        (82)
                                                              --------    --------    --------
                                                              $    659    $    641    $    619
                                                              ========    ========    ========

      Minimum annual rentals for the five years subsequent to 2000 and in the aggregate are:

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
2001........................................................   $ 70       $  727
2002........................................................     64          709
2003........................................................     60          651
2004........................................................     56          613
2005........................................................     54          577
Thereafter..................................................    483        4,758
                                                               ----       ------
                                                                787       $8,035
                                                                          ======
Less estimated executory costs included in capital leases...     14
                                                               ----
Net minimum lease payments under capital leases.............    773
Less amount representing interest...........................    380
                                                               ----
Present value of net minimum lease payments under capital
  leases....................................................   $393
                                                               ====

      Total future minimum rentals under noncancellable subleases at February 3, 2001, were $408.

      The current and long-term portions of obligations under capital leases are included in other current liabilities and other long-term liabilities on the balance sheet.

      On March 11, 1998, the Company entered into a $500 five-year synthetic lease credit facility that refinanced $303 in existing lease financing facilities. Lease payments are based on LIBOR applied to the utilized portion of the facility. As of February 3, 2001, the Company had utilized $470 of the facility, which matures March 2003.

13.  EARNINGS PER COMMON SHARE

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

                                    FOR THE YEAR ENDED            FOR THE YEAR ENDED            FOR THE YEAR ENDED
                                     FEBRUARY 3, 2001              JANUARY 29, 2000               JANUARY 2, 1999
                                ---------------------------   ---------------------------   ---------------------------
                                INCOME     SHARES     PER-    INCOME     SHARES     PER-    INCOME     SHARES     PER-
                                (NUMER-   (DENOMI-   SHARE    (NUMER-   (DENOMI-   SHARE    (NUMER-   (DENOMI-   SHARE
                                 ATOR)     NATOR)    AMOUNT    ATOR)     NATOR)    AMOUNT    ATOR)     NATOR)    AMOUNT
                                -------   --------   ------   -------   --------   ------   -------   --------   ------
Basic EPS.....................   $ 880      823      $1.07     $623       829      $0.75     $504       816      $0.62
Dilutive effect of stock
  option awards...............               23                            29                            35
                                 -----      ---                ----       ---                ----       ---
Diluted EPS...................   $ 880      846      $1.04     $623       858      $0.73     $504       851      $0.59
                                 =====      ===                ====       ===                ====       ===

      At February 3, 2001, and January 29, 2000, there were options outstanding for approximately 9.6 shares and 18.2 shares of common stock, respectively, that were excluded from the computation of diluted EPS. These shares were excluded because their inclusion would have had an anti-dilutive effect on EPS. There were no items that would have had an anti-dilutive effect at January 2, 1999.

      On May 20, 1999, the Company announced a two-for-one stock split, to shareholders of record of common stock on June 7, 1999. All share amounts prior to this date have been restated to reflect the split.

14.  STOCK OPTION PLANS

      The Company grants options for common stock to employees under various plans, as well as to its non-employee directors owning a minimum of one thousand shares of common stock of the Company, at an option price equal to the fair market value of the stock at the date of grant. In addition to cash payments, the plans generally provide for the exercise of options by exchanging issued shares of stock of the Company. At February 3, 2001, 14.6 shares of common stock were available for future options. Options generally will expire 10 years from the date of grant. Options vest in one year to five years from the date of grant or, for certain options, the earlier of the Company's stock reaching certain pre-determined market prices or nine years and six months from the date of grant. All grants outstanding become immediately exercisable upon certain changes of control of the Company.

      Changes in options outstanding under the stock option plans, excluding restricted stock awards, were:

                                                              SHARES SUBJECT    WEIGHTED AVERAGE
                                                                TO OPTION        EXERCISE PRICE
                                                              --------------    ----------------
Outstanding, year-end 1997..................................       75.6              $ 7.75
Granted.....................................................       10.0              $20.55
Exercised...................................................      (19.0)             $ 6.30
Canceled or expired.........................................       (1.0)             $13.63
                                                                  -----
Outstanding, year-end 1998..................................       65.6              $10.20
Exercised during transition period..........................       (1.0)             $ 6.16
Granted.....................................................       11.3              $26.97
Exercised...................................................       (7.3)             $ 9.19
Canceled or Expired.........................................       (2.6)             $19.76
                                                                  -----
Outstanding, year-end 1999..................................       66.0              $12.75
Granted.....................................................        6.8              $16.79
Exercised...................................................       (8.2)             $ 7.15
Canceled or Expired.........................................       (2.0)             $20.68
                                                                  -----
Outstanding, year-end 2000..................................       62.6              $13.65
                                                                  =====

      A summary of options outstanding and exercisable at February 3, 2001 follows:

                                     WEIGHTED-
                                      AVERAGE
   RANGE OF          NUMBER          REMAINING       WEIGHTED-AVERAGE       OPTIONS        WEIGHTED-AVERAGE
EXERCISE PRICES    OUTSTANDING    CONTRACTUAL LIFE    EXERCISE PRICE      EXERCISABLE       EXERCISE PRICE
---------------------------------------------------------------------   -----------------------------------
                  (IN MILLIONS)      (IN YEARS)                          (IN MILLIONS)
$ 2.94 - $ 5.86       13.4              2.15              $ 5.09              13.4              $ 5.09
$ 5.92 - $10.38       18.0              4.92              $ 8.44              17.4              $ 8.43
$10.46 - $16.59       13.3              7.55              $14.95               5.9              $13.57
$17.37 - $24.41        8.2              7.21              $21.03               4.0              $21.07
$24.94 - $31.91        9.7              8.32              $27.15               2.8              $27.19
                      ----                                                    ----
$ 2.94 - $31.91       62.6              5.71              $13.65              43.5              $10.47
                      ====                                                    ====

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for

Stock-Based Compensation," the Company's net earnings and diluted earnings per common share would have been reduced to the pro forma amounts below:

                                                       2000                 1999                 1998
                                                ------------------   ------------------   ------------------
                                                ACTUAL   PRO FORMA   Actual   Pro Forma   Actual   Pro Forma
                                                ------   ---------   ------   ---------   ------   ---------
Net earnings................................    $ 877      $ 841     $ 613      $ 575     $ 247      $ 205
Diluted earnings per common share...........    $1.04      $0.99     $0.72      $0.67     $0.29      $0.24

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on historical assumptions from each respective company shown in the table below. These amounts reflected in this pro forma disclosure are not indicative of future amounts. The following table reflects the assumptions used for grants awarded in each year to option holders of the respective companies:

                                                                   2000         1999        1998
                                                                -----------   ---------   ---------
KROGER
Weighted average expected volatility (based on historical
  volatility)...............................................          27.69%      26.23%      26.60%
Weighted average risk-free interest rate....................           4.88%       6.64%       4.60%
Expected term...............................................      8.1 YEARS   8.0 years   7.8 years
FRED MEYER
Weighted average expected volatility (based on historical
  volatility)...............................................            N/A         n/a       39.37%
Weighted average risk-free interest rate....................            N/A         n/a        5.32%
Expected term...............................................            N/A         n/a   5.0 years

      The weighted average fair value of options granted during 2000, 1999, and 1998, was $7.48, $12.93, and $9.87, respectively.

15.  CONTINGENCIES

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

      Purchase Commitment -- The Company indirectly owns a 50% interest in the Santee Dairy ("Santee") and has a product supply agreement with Santee that requires the Company to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/ Food 4 Less, Santee became excess capacity and a duplicate facility.

16.  WARRANT DIVIDEND PLAN

      On February 28, 1986, the Company adopted a warrant dividend plan providing for stock purchase rights to owners of the Company's common stock. The plan was amended and restated as of April 4, 1997, and further amended on October 18, 1998. Each share of common stock currently has attached one-half of a right. Each right, when exercisable, entitles the holder to purchase from the Company one ten-thousandth of a share of Series A Preferred Shares, par value $100 per share, at $87.50 per one ten-thousandth of a share. The rights will become exercisable, and separately tradable, 10 business days following a tender offer or exchange offer resulting in a person or group having beneficial ownership of 10% or more of the Company's common stock. In the event the rights become exercisable and thereafter the Company is acquired in a merger or other business combination, each right will entitle the holder to purchase common stock of the surviving corporation, for the exercise price, having a market value of twice the exercise price of the right. Under certain other circumstances, including certain acquisitions of the Company in a merger or other business combination transaction, or if 50% or more of the Company's assets or earnings power are sold under certain circumstances, each right will entitle the holder to receive upon payment of the exercise price, shares of common stock of the acquiring company with a market value of two times the exercise price. At the Company's option, the rights, prior to becoming exercisable, are redeemable in their entirety at a price of $0.01 per right. The rights are subject to adjustment and expire March 19, 2006.

17.  STOCK

  Preferred Stock

      The Company has authorized 5 shares of voting cumulative preferred stock; 2 were available for issuance at February 3, 2001. Fifty thousand shares have been designated as "Series A Preferred Shares" and are reserved for issuance under the Company's warrant dividend plan. The stock has a par value of $100 and is issuable in series.

  Common Stock

      The Company has authorized 1,000 shares of common stock, $1 par value per share. On May 20, 1999, the shareholders authorized an amendment to the Amended Articles of Incorporation to increase the authorized shares of common stock from 1,000 to 2,000 when the Board of Directors determines it to be in the best interest of the Company.

18.  BENEFIT PLANS

      The Company administers non-contributory defined benefit retirement plans for substantially all non-union employees, and some union-represented employees as determined by the terms and conditions of collective bargaining agreements. Funding for the pension plans is based on a review of the specific requirements and on evaluation of the assets and liabilities of each plan.

      In addition to providing pension benefits, the Company provides certain health care benefits for retired employees. The majority of the Company's employees may become eligible for these benefits if they reach normal retirement age while employed by the Company. Funding of retiree health care benefits occurs as claims or premiums are paid.

      Information with respect to change in benefit obligation, change in plan assets, net amounts recognized at end of year, weighted average assumptions and components of net periodic benefit cost follow:

                                                              PENSION BENEFITS     OTHER BENEFITS
                                                              -----------------   -----------------
                                                               2000      1999      2000      1999
                                                              -------   -------   -------   -------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................  $ 1,128   $ 1,192   $   253   $   272
Change in benefit obligation during transition period.......       --         4        --         1
Addition to benefit obligation from acquisitions............        6        --        --        --
Service cost................................................       36        37         9        11
Interest cost...............................................       90        82        19        19
Plan participants' contributions............................       --        --         6         4
Amendments..................................................       (3)       15        --         4
Actuarial loss (gain).......................................      (18)     (140)       (2)      (39)
Settlements.................................................       --        (2)       --        --
Curtailment credit..........................................       --        (2)       --        (7)
Benefits paid...............................................      (70)      (58)      (21)      (12)
                                                              -------   -------   -------   -------
Benefit obligation at end of year...........................  $ 1,169   $ 1,128   $   264   $   253
                                                              =======   =======   =======   =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............  $ 1,393   $ 1,375   $    --   $    --
Change in fair value of plan assets during transition
  period....................................................       --        15        --        --
Addition to plan assets from acquisitions...................        6        --        --        --
Actual return on plan assets................................      111        57        --        --
Employer contribution.......................................        4         4        15         8
Plan participants' contributions............................       --        --         6         4
Benefits paid...............................................      (70)      (58)      (21)      (12)
                                                              -------   -------   -------   -------
Fair value of plan assets at end of year....................  $ 1,444   $ 1,393   $    --   $    --
                                                              =======   =======   =======   =======

Pension plan assets include $179 and $121 of common stock of The Kroger Co. at February 3, 2001, and January 29, 2000, respectively.

                                                              PENSION BENEFITS     OTHER BENEFITS
                                                              -----------------   -----------------
                                                               2000      1999      2000      1999
                                                              -------   -------   -------   -------
NET AMOUNT RECOGNIZED AT END OF YEAR:
Funded status at end of year................................  $   275   $   265   $  (264)  $  (253)
Unrecognized actuarial gain.................................     (305)     (307)      (71)      (81)
Unrecognized prior service cost.............................       27        33       (15)      (17)
Unrecognized net transition asset...........................       (4)       (5)  $     1   $     1
                                                              -------   -------   -------   -------
Net amount recognized at end of year........................  $    (7)  $   (14)  $  (349)  $  (350)
                                                              =======   =======   =======   =======
Prepaid benefit cost........................................  $    40   $    33   $    --   $    --
Accrued benefit liability...................................      (47)      (47)     (349)     (350)
                                                              -------   -------   -------   -------
                                                              $    (7)  $   (14)  $  (349)  $  (350)
                                                              =======   =======   =======   =======

                                                              PENSION BENEFITS     OTHER BENEFITS
                                                              -----------------   -----------------
                                                               2000      1999      2000      1999
                                                              -------   -------   -------   -------
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate...............................................     7.50%     8.00%     7.50%     8.00%
Expected return on plan assets..............................     9.50%     9.50%
Rate of compensation increase...............................     4.00%     4.50%     4.00%     4.50%

For measurement purposes, a 5 percent annual rate of increase in the per capita cost of other benefits was assumed for 1999 and thereafter.

                                                     PENSION BENEFITS          OTHER BENEFITS
                                                  ----------------------    --------------------
                                                  2000     1999     1998    2000    1999    1998
                                                  -----    -----    ----    ----    ----    ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost....................................  $  36    $  37    $ 37    $  9    $ 11    $  9
Interest cost...................................     90       82      77      19      19      18
Expected return on plan assets..................   (120)    (109)    (98)     --      --      --
Amortization of:
     Transition asset...........................     (1)      (1)     --      --      --      --
     Prior service cost.........................      4        4       2      --      (3)     (3)
     Actuarial (gain) loss......................    (10)      --       1      (2)     --      (1)
Curtailment credit..............................     --       (2)     --      (4)     (7)    (17)
                                                  -----    -----    ----    ----    ----    ----
Net periodic benefit cost.......................  $  (1)   $  11    $ 19    $ 22    $ 20    $  6
                                                  =====    =====    ====    ====    ====    ====

The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $47 and $7 at February 3, 2001, and $40 and $1 at January 29, 2000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                              1% POINT    1% POINT
                                                              INCREASE    DECREASE
                                                              --------    --------
Effect on total of service and interest cost components.....         4          (3)
Effect on postretirement benefit obligation.................        24         (21)

      The Company also administers certain defined contribution plans for eligible union and non-union employees. The cost of these plans for 2000, 1999, and 1998, was $45, $46, and $40, respectively.

      The Company participates in various multi-employer plans for substantially all union employees. Benefits are generally based on a fixed amount for each year of service. Contributions for 2000, 1999, and 1998, were $103, $121, and $133, respectively.

19.  RELATED-PARTY TRANSACTIONS

      The Company had a management agreement for management and financial services with The Yucaipa Companies ("Yucaipa"), whose managing general partner became Chairman of the Executive Committee of the Board, effective May 27, 1999 but who resigned from the Board of Directors on January 8, 2001. The arrangement provided for annual management fees of $0.5 plus reimbursement of Yucaipa's reasonable out-of-pocket costs and expenses. In 1998, the Company paid to Yucaipa approximately $20 for services rendered in conjunction with the Ralphs/Food 4 Less and QFC mergers and termination fees of Ralphs/Food 4 Less management agreement. This agreement was terminated by Yucaipa upon consummation of the Kroger/Fred Meyer merger (see note 3).

      Yucaipa or an affiliate holds warrants for the purchase of up to 4.3 million shares of Common Stock at an exercise price of $11.91 per share. Of those warrants, 0.6 million expire in 2005 and 3.7 million expire in 2006. Additionally, at the option of Yucaipa, the warrants are exercisable without the payment of cash consideration. Under this condition, the Company will withhold upon exercise the number of shares having a market value equal to the aggregate exercise price from the shares issuable.

20.  RECENTLY ISSUED ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for The Kroger Co. as of February 4, 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. We have determined the adoption of these new accounting standards will not have a material impact on the financial statements.

      In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, Accounting for Certain Transactions involving Stock Compensation, which clarifies the application of Accounting Principals Board Opinion 25 for certain issues. The interpretation became effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which became effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

      Emerging Issues Task Force (EITF) Issue Nos. 00-14, "Accounting for Certain Sales Incentives;" 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future;" and 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" become effective for The Kroger Co. beginning in the first quarter of 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. The Company continues to assess the effect these new standards will have on the financial statements. The Company expects the adoption of these standards will not have a material effect on our financial statements.

21.  SUBSEQUENT EVENTS

      The Board of Directors authorized the repurchase of an incremental $1 billion of Kroger common stock on March 1, 2001. This new repurchase program is in addition to the existing $750 million stock buyback plan.

22.  GUARANTOR SUBSIDIARIES

      The Company's outstanding public debt (the "Guaranteed Notes") is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the "Guarantor Subsidiaries"). At February 3, 2001, a total of approximately $5.2 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

      The following tables present summarized financial information as of February 3, 2001 and January 29, 2000, and for the three years ended February 3, 2001.

                            CONDENSED CONSOLIDATING
                                 BALANCE SHEETS
                             AS OF FEBRUARY 3, 2001

                                                                 GUARANTOR
                                              THE KROGER CO.    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              --------------    ------------    ------------    ------------
Current assets
  Cash......................................     $    25          $   136         $     --        $   161
  Receivables...............................         134              553               --            687
  Net inventories...........................         340            3,726               --          4,066
  Prepaid and other current assets..........         149              353               --            502
                                                 -------          -------         --------        -------
          Total current assets..............         648            4,768               --          5,416
Property, plant and equipment, net..........         866            7,954               --          8,820
Goodwill, net...............................           1            3,638               --          3,639
Other assets................................         653             (338)              --            315
Investment in and advances to
  subsidiaries..............................      10,410               --          (10,410)            --
                                                 -------          -------         --------        -------
          Total Assets......................     $12,578          $16,022         $(10,410)       $18,190
                                                 =======          =======         ========        =======
Current liabilities
  Current portion of long-term debt
     including obligations under
     capital leases.........................     $   274          $    62         $     --        $   336
  Accounts payable..........................         250            2,762               --          3,012
  Other current liabilities.................         449            1,794               --          2,243
                                                 -------          -------         --------        -------
          Total current liabilities.........         973            4,618               --          5,591
Long-term debt including obligations
     under capital leases...................       7,563              647               --          8,210
Other long-term liabilities.................         953              347               --          1,300
                                                 -------          -------         --------        -------
          Total Liabilities.................       9,489            5,612               --         15,101
                                                 -------          -------         --------        -------
Shareowners' Equity (deficit)...............       3,089           10,410          (10,410)         3,089
                                                 -------          -------         --------        -------
          Total Liabilities and Shareowners'
            Equity (deficit)................     $12,578          $16,022         $(10,410)       $18,190
                                                 =======          =======         ========        =======

                            CONDENSED CONSOLIDATING
                                 BALANCE SHEETS
                             AS OF JANUARY 29, 2000
                                 (as restated)

                                                                 GUARANTOR
                                              THE KROGER CO.    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              --------------    ------------    ------------    ------------
Current assets
  Cash......................................     $    30          $   251         $     --        $   281
  Receivables...............................         112              524               --            636
  Net inventories...........................         314            3,624               --          3,938
  Prepaid and other current assets..........         122              568               --            690
                                                 -------          -------         --------        -------
          Total current assets..............         578            4,967               --          5,545
Property, plant and equipment, net..........         793            7,473               --          8,266
Goodwill, net...............................          --            3,718               --          3,718
Other assets................................         463              (60)              --            403
Investment in and advances to
  subsidiaries..............................      10,256               --          (10,256)            --
                                                 -------          -------         --------        -------
          Total Assets......................     $12,090          $16,098         $(10,256)       $17,932
                                                 =======          =======         ========        =======
Current liabilities
  Current portion of long-term debt
     including obligations under
     capital leases.........................     $   492          $    99         $     --        $   591
  Accounts payable..........................         216            2,557               --          2,773
  Other current liabilities.................         357            1,943               --          2,300
                                                 -------          -------         --------        -------
          Total current liabilities.........       1,065            4,599               --          5,664
Long-term debt including obligations under
     capital leases.........................       7,703              719               --          8,422
Other long-term liabilities.................         644              524               --          1,168
                                                 -------          -------         --------        -------
          Total Liabilities.................       9,412            5,842               --         15,254
                                                 -------          -------         --------        -------
Shareowners' Equity (deficit)...............       2,678           10,256          (10,256)         2,678
                                                 -------          -------         --------        -------
          Total Liabilities and Shareowners'
            Equity (deficit)................     $12,090          $16,098         $(10,256)       $17,932
                                                 =======          =======         ========        =======

                            CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                      FOR THE YEAR ENDED FEBRUARY 3, 2001

                                                                 GUARANTOR
                                              THE KROGER CO.    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              --------------    ------------    ------------    ------------
Sales.......................................      $6,712          $43,047         $  (759)        $49,000
Merchandise costs, including warehousing and
  transportation............................       5,316           31,197            (707)         35,806
                                                  ------          -------         -------         -------
  Gross profit..............................       1,396           11,850             (52)         13,194
Operating, general and administrative.......       1,059            8,079              --           9,138
Rent........................................         173              538             (52)            659
Depreciation and amortization...............          91              917              --           1,008
Merger related costs and asset impairments..         179               27              --             206
                                                  ------          -------         -------         -------
  Operating profit (loss)...................        (106)           2,289              --           2,183
Interest expense............................        (625)             (50)             --            (675)
Equity in earnings of subsidiaries..........       1,304               --          (1,304)             --
                                                  ------          -------         -------         -------
Earnings before tax expense and
  extraordinary loss........................         573            2,239          (1,304)          1,508
Tax expense (benefit).......................        (307)             935              --             628
                                                  ------          -------         -------         -------
Earnings before extraordinary loss..........         880            1,304          (1,304)            880
Extraordinary loss, net of income tax
  benefit...................................          (3)              --              --              (3)
                                                  ------          -------         -------         -------
     Net earnings...........................      $  877          $ 1,304         $(1,304)        $   877
                                                  ======          =======         =======         =======

                            CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                      FOR THE YEAR ENDED JANUARY 29, 2000
                                 (as restated)

                                                                 GUARANTOR
                                              THE KROGER CO.    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              --------------    ------------    ------------    ------------
Sales.......................................      $6,333          $39,617          $(598)         $45,352
Merchandise costs, including warehousing and
  transportation............................       5,083           28,781           (548)          33,316
                                                  ------          -------          -----          -------
  Gross profit..............................       1,250           10,836            (50)          12,036
Operating, general and administrative.......         941            7,386             --            8,327
Rent........................................         119              572            (50)             641
Depreciation and amortization...............          95              851             --              946
Merger related costs........................          64              319             --              383
                                                  ------          -------          -----          -------
  Operating profit..........................          31            1,708             --            1,739
Interest expense............................        (428)            (209)            --             (637)
Equity in earnings of subsidiaries..........         846               --           (846)              --
                                                  ------          -------          -----          -------
Earnings before tax expense and
  extraordinary loss........................         449            1,499           (846)           1,102
Tax expense (benefit).......................        (173)             652             --              479
                                                  ------          -------          -----          -------
Earnings before extraordinary loss..........         622              847           (846)             623
Extraordinary loss, net of income tax
  benefit...................................          (9)              (1)            --              (10)
                                                  ------          -------          -----          -------
     Net earnings...........................      $  613          $   846          $(846)         $   613
                                                  ======          =======          =====          =======

                            CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                       FOR THE YEAR ENDED JANUARY 2, 1999
                                 (as restated)

                                                                 GUARANTOR
                                              THE KROGER CO.    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              --------------    ------------    ------------    ------------
Sales.......................................      $8,849          $34,845          $(612)         $43,082
Merchandise costs, including warehousing and
  transportation............................       7,283           25,307           (527)          32,063
                                                  ------          -------          -----          -------
  Gross profit..............................       1,566            9,538            (85)          11,019
Operating, general and administrative.......       1,348            6,413             --            7,761
Rent........................................         199              505            (85)             619
Depreciation and amortization...............         113              723             --              836
Merger related costs........................          --              269             --              269
                                                  ------          -------          -----          -------
  Operating profit (loss)...................         (94)           1,628             --            1,534
Interest expense............................        (218)            (427)            --             (645)
Equity in earnings of subsidiaries..........         483               --           (483)              --
                                                  ------          -------          -----          -------
Earnings before tax expense and
  extraordinary loss........................         171            1,201           (483)             889
Tax expense benefit.........................        (115)             500             --              385
                                                  ------          -------          -----          -------
Earnings before extraordinary loss..........         286              701           (483)             504
Extraordinary loss, net of income tax
  benefit...................................         (39)            (218)            --             (257)
                                                  ------          -------          -----          -------
     Net earnings...........................      $  247          $   483          $(483)         $   247
                                                  ======          =======          =====          =======

                            CONDENSED CONSOLIDATING
                            STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED FEBRUARY 3, 2001

                                                                              GUARANTOR
                                                           THE KROGER CO.    SUBSIDIARIES    CONSOLIDATED
                                                           --------------    ------------    ------------
Net cash provided by operating activities................      $1,242           $1,039          $2,281
                                                               ------           ------          ------
Cash flows from investing activities:
  Capital expenditures...................................         (85)          (1,538)         (1,623)
  Other..................................................          20               80             100
                                                               ------           ------          ------
     Net cash used by investing activities...............         (65)          (1,458)         (1,523)
                                                               ------           ------          ------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt...............         838               --             838
  Reductions in long-term debt...........................      (1,269)             (70)         (1,339)
  Proceeds from issuance of capital stock................          57               --              57
  Capital stock reacquired...............................        (581)              --            (581)
  Other..................................................         (73)             220             147
  Net change in advances to subsidiaries.................        (154)             154              --
                                                               ------           ------          ------
     Net cash (used) provided by financing activities....      (1,182)             304            (878)
                                                               ------           ------          ------
  Net decrease in cash and temporary cash investments....          (5)            (115)           (120)
  Cash and temporary cash investments:
     Beginning of year...................................          30              251             281
                                                               ------           ------          ------
     End of year.........................................      $   25           $  136          $  161
                                                               ======           ======          ======

                            CONDENSED CONSOLIDATING
                            STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED JANUARY 29, 2000
                              (as restated)

                                                                              GUARANTOR
                                                           THE KROGER CO.    SUBSIDIARIES    CONSOLIDATED
                                                           --------------    ------------    ------------
Net cash provided by operating activities................     $   687          $   861         $ 1,548
                                                              -------          -------         -------
Cash flows from investing activities:
  Capital expenditures...................................        (102)          (1,589)         (1,691)
  Other..................................................          11             (130)           (119)
                                                              -------          -------         -------
     Net cash used by investing activities...............         (91)          (1,719)         (1,810)
                                                              -------          -------         -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt...............       1,707               56           1,763
  Reductions in long-term debt...........................        (675)            (794)         (1,469)
  Proceeds from issuance of capital stock................          55               12              67
  Capital stock reacquired...............................          (6)              --              (6)
  Other..................................................          26             (101)            (75)
  Net change in advances to subsidiaries.................      (1,698)           1,698              --
                                                              -------          -------         -------
     Net cash (used) provided by financing activities....        (591)             871             280
                                                              -------          -------         -------
  Net increase in cash and temporary cash investments....           5               13              18
  Cash and temporary cash investments:
     Beginning of year...................................          25              238             263
                                                              -------          -------         -------
     End of year.........................................     $    30          $   251         $   281
                                                              =======          =======         =======

                            CONDENSED CONSOLIDATING
                            STATEMENTS OF CASH FLOWS
                       FOR THE YEAR ENDED JANUARY 2, 1999
                                 (as restated)

                                                                              GUARANTOR
                                                           THE KROGER CO.    SUBSIDIARIES    CONSOLIDATED
                                                           --------------    ------------    ------------
Net cash (used) provided by operating activities.........     $  (164)         $ 2,002         $ 1,838
                                                              -------          -------         -------
Cash flows from investing activities:
  Capital expenditures...................................        (278)          (1,368)         (1,646)
  Other..................................................         128               53             181
                                                              -------          -------         -------
     Net cash used by investing activities...............        (150)          (1,315)         (1,465)
                                                              -------          -------         -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt...............         893            4,414           5,307
  Reductions in long-term debt...........................        (801)          (4,288)         (5,089)
  Proceeds from issuance of capital stock................          53               69             122
  Capital stock reacquired...............................        (122)              --            (122)
  Other..................................................         (29)            (446)           (475)
  Net change in advances to subsidiaries.................        (967)             967              --
                                                              -------          -------         -------
     Net cash (used) provided by financing activities....        (973)             716            (257)
                                                              -------          -------         -------
  Net (decrease) increase in cash and temporary cash
     investments.........................................      (1,287)           1,403             116
  Cash and temporary cash investments:
     Beginning of year...................................          38              145             183
                                                              -------          -------         -------
     End of year.........................................     $(1,249)         $ 1,548         $   299
                                                              =======          =======         =======

23.  QUARTERLY DATA (UNAUDITED)

                                                                     QUARTER
                                                -------------------------------------------------
                                                  FIRST        SECOND       THIRD        FOURTH     TOTAL YEAR
                     2000                       (16 WEEKS)   (12 WEEKS)   (12 WEEKS)   (13 WEEKS)   (53 WEEKS)
--------------------------------------------------------------------------------------------------------------
SALES.........................................   $14,329      $11,017      $10,962      $12,692      $49,000
GROSS PROFIT..................................   $ 3,829      $ 2,966      $ 2,915      $ 3,484      $13,194
EARNINGS BEFORE EXTRAORDINARY ITEMS...........   $    99      $   210      $   203      $   368      $   880
EXTRAORDINARY LOSS............................   $    --      $    (2)     $    (1)     $    --      $    (3)
NET EARNINGS..................................   $    99      $   208      $   202      $   368      $   877
NET EARNING PER COMMON SHARE:
     EARNINGS BEFORE EXTRAORDINARY LOSS.......   $  0.12      $  0.25      $  0.25      $  0.45      $  1.07
     EXTRAORDINARY LOSS.......................        --           --           --           --           --
                                                 -------      -------      -------      -------      -------
BASIC NET EARNINGS PER COMMON SHARE...........   $  0.12      $  0.25      $  0.25      $  0.45      $  1.07
DILUTED EARNINGS PER COMMON SHARE:
     EARNINGS BEFORE EXTRAORDINARY LOSS.......   $  0.12      $  0.25      $  0.24      $  0.44      $  1.04
     EXTRAORDINARY LOSS.......................        --           --           --           --           --
                                                 -------      -------      -------      -------      -------
DILUTED NET EARNINGS PER COMMON SHARE.........   $  0.12      $  0.25      $  0.24      $  0.44      $  1.04

                                                                      Quarter
                                                 -------------------------------------------------
                                                   First        Second       Third        Fourth     Total Year
                     1999                        (16 weeks)   (12 weeks)   (12 weeks)   (12 weeks)   (52 weeks)
---------------------------------------------------------------------------------------------------------------
Sales..........................................   $13,493      $10,289      $10,329      $11,241      $45,352
Gross profit...................................   $ 3,536      $ 2,701      $ 2,726      $ 3,073      $12,036
Earnings before extraordinary items............   $   211      $    53      $   127      $   232      $   623
Extraordinary loss.............................   $    --      $   (10)     $    --      $    --      $   (10)
Net earnings...................................   $   211      $    43      $   127      $   232      $   613
Net earnings per common share:
     Earnings before extraordinary loss........   $  0.26      $  0.06      $  0.15      $  0.28      $  0.75
     Extraordinary loss........................        --        (0.01)          --           --        (0.01)
                                                  -------      -------      -------      -------      -------
Basic net earnings per common share............   $  0.26      $  0.05      $  0.15      $  0.28      $  0.74
Diluted earnings per common share:
     Earnings before extraordinary loss........   $  0.25      $  0.06      $  0.15      $  0.27      $  0.73
     Extraordinary loss........................        --        (0.01)          --           --        (0.01)
                                                  -------      -------      -------      -------      -------
Diluted net earnings per common share..........   $  0.25      $  0.05      $  0.15      $  0.27      $  0.72

      The amounts reflected in the quarterly data presented above have been reclassified to conform to current year presentation and reflect the effect of restatements, described in note two, resulting from certain intentional improper accounting practices at the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONCLUDED

Company's Ralphs subsidiary. This restatement resulted in changes to previously reported amounts in the consolidated financial statements as follows:

                                           2000 QUARTER                          1999 Quarter
                                       ---------------------    ----------------------------------------------
                                        FIRST       SECOND       FIRST       SECOND       THIRD       FOURTH
--------------------------------------------------------------------------------------------------------------
                                                increase/(decrease) from amounts previously reported
Statement of Income
  Sales..............................        No Change                            No Change
  Gross Profit.......................   $   (5)     $   (4)      $   3       $   (1)      $   --      $   (1)
  Earnings before extraordinary
     items...........................   $   (7)     $   (8)      $   4       $   (3)      $   (2)     $  (13)
  Net Earnings.......................   $   (7)     $   (8)      $   4       $   (3)      $   (2)     $  (13)
  Basic earnings per common share....   $(0.01)     $(0.01)      $0.01       $(0.01)      $(0.01)     $(0.01)
  Diluted earnings per common
     share...........................   $   --      $(0.01)      $0.01       $   --       $   --      $(0.02)

      There were no changes for the third and fourth quarters of 2000 due to the restatement.

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

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the copies of all Section 16(a) forms received by the Company, or written representations from certain persons that no Forms 5 were required for those persons, the Company believes that during fiscal year 2000 all filing requirements applicable to its officers, directors and 10% beneficial owners were timely satisfied except that Mr. Geoffrey Covert filed a Form 5 reporting the sale of 3,400 shares of stock that inadvertently was not reported on a prior Form 4 during 2000, Mr. Carver Johnson filed a Form 5 reporting the acquisition of 10,000 stock options that inadvertently was not reported during 1999, Ms. Lynn Marmer filed a Form 4 reporting the sale of 600 shares of stock that inadvertently was not reported on a prior Form 4 during 2000, and Mr. James Thorne filed a Form 4 reporting the sale of 5,000 shares of stock (held indirectly by his wife) that inadvertently was not reported on a prior Form 4 during 2000.

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

                                                                             Recent
Name                                Age                                Employment History
----                                ---                                ------------------

Donald E. Becker                    51               Mr. Becker was promoted to Senior Vice President
                                                     effective January 26, 2000.  Prior to his election,
                                                     Mr. Becker was appointed President of the Company's
                                                     Central Marketing Area in 1996. Before this, Mr. Becker
                                                     served in a number of key management positions in the
                                                     Company's Cincinnati/Dayton Marketing Area, including
                                                     Vice President of Operations and Vice President of
                                                     Merchandising.  He joined the Company in 1969.

Warren F. Bryant                    55               Mr. Bryant was promoted to Senior Vice President of The
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

Geoffrey J. Covert                  49               Mr. Covert was promoted to Senior Vice President effective
                                                     April 25, 1999. Prior to that he was Group Vice President and
                                                     President of Kroger Manufacturing effective April 19, 1998.
                                                     Mr. Covert joined the Company and was appointed Vice
                                                     President, Grocery Products Group, on March 18, 1996. Prior to
                                                     joining the Company, he had 23 years of service with Procter &
                                                     Gamble. In his last role with Procter & Gamble, Mr. Covert was responsible for Manufacturing Purchasing, Customer
                                                     Service/Logistics, Engineering, Human Resources, and Contract
                                                     Manufacturing for Procter & Gamble's Hard Surface Cleaner
                                                     business for North America.

Terry L. Cox                        59               Mr. Cox was promoted to Group Vice President - Drug/GM
                                                     Merchandising and Procurement effective April 25, 1999. He was promoted to Vice President, Drug/GM Merchandising in December
                                                     1989. Prior to that Mr. Cox served as President of Peyton's,
                                                     Inc., Kroger's drug and general merchandise procurement and distribution division, and as Director of Marketing in the
                                                     Company's Grocery Merchandising Department. He joined Kroger in 1962.

David B. Dillon                     49               Mr. Dillon was named President and Chief Operating Officer effective January 26, 2000. Upon the merger with Fred Meyer,
                                                     Inc., he was named President of the combined Company. Prior thereto, Mr. Dillon was elected President and Chief Operating
                                                     Officer of Kroger effective June 18, 1995. Prior to this he was elected Executive Vice President of Kroger on September
                                                     13, 1990, Chairman of the Board of Dillon Companies, Inc. on
                                                     September 8, 1992, and President of Dillon Companies, Inc. on
                                                     April 22, 1986. Before his election he was appointed President of Dillon Companies, Inc.

Paul W. Heldman                     49               Mr. Heldman was elected Senior Vice President effective
                                                     October 5, 1997, Secretary on May 21, 1992, and Vice President
                                                     and General Counsel effective June 18, 1989. Prior to his
                                                     election Mr. Heldman held various positions in the Company's
                                                     Law Department. He joined the Company in 1982.

Michael S. Heschel                  59               Mr. Heschel was elected Executive Vice President effective
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

Carver L. Johnson                   51               Mr. Johnson joined the Company as Group Vice President of
                                                     Management Information Systems in December 1999. Prior to
                                                     joining the Company, he served as Vice President and Chief
                                                     Information Officer of Gymboree. From 1993 to 1998, Mr.
                                                     Johnson was Senior Systems Director of Corporate Services for
                                                     Sears, Roebuck & Co. He previously held management positions with Jamesway Corp., Linens 'n Things, and Pay 'n Save Stores,
                                                     Inc.

Saundra Linn                        40               Ms. Linn was elected Group Vice President of Retail Operations in December 2000. She joined Kroger in 1983 as an industrial engineer. Ms. Linn was named Director of Capital Management and Finance in 1996 and served as Vice President of Operations in Kroger's Atlanta Division.

Lynn Marmer                         48               Ms. Marmer was elected Group Vice President effective January
                                                     19, 1998. Prior to her election, Ms. Marmer was an attorney in the Company's Law Department. Ms. Marmer joined the Company in
                                                     1997. Before joining the Company she was a partner in the law firm of Dinsmore & Shohl.

Don W. McGeorge                     46               Mr. McGeorge was promoted to Executive Vice President
                                                     effective January 26, 2000. Prior to that he was elected
                                                     Senior Vice President effective August 10, 1997. Before his election, Mr. McGeorge was President of the Company's Columbus
                                                     Marketing Area effective December 29, 1996; and prior thereto
                                                     President of the Company's Michigan Marketing Area effective
                                                     June 20, 1993. Before this he served in a number of key
                                                     management positions with the Company, including Vice
                                                     President of Merchandising of the Company's Nashville
                                                     Marketing Area. Mr. McGeorge joined the Company in 1977.

W. Rodney McMullen                  40               Mr. McMullen was named Executive Vice President - Strategy,
                                                     Planning and Finance effective January 26, 2000. Prior to that he was elected Executive Vice President and Chief Financial
                                                     Officer on May 20, 1999, and elected Senior Vice President effective October 5, 1997, and Group Vice President and Chief
                                                     Financial Officer effective June 18, 1995. Before that he was appointed Vice President-Control and Financial Services on
                                                     March 4, 1993, and Vice President, Planning and Capital
                                                     Management effective December 31, 1989. Mr. McMullen joined the Company in 1978 as a part-time stock clerk.


Derrick A. Penick                   45               Mr. Penick was promoted to Group Vice President, Perishables
                                                     Merchandising and Procurement effective April 25, 1999. Prior to that he was appointed Vice President Corporate
                                                     Meat/Seafood/Deli Merchandising and Procurement in 1996; and
                                                     Vice President, Merchandising in the Dallas Marketing Area in
                                                     1993. Before that Mr. Penick held various management positions in meat and deli merchandising as well as operations since joining Kroger in 1974.

Joseph A. Pichler                   61               Mr. Pichler was elected Chairman of the Board on September 13,
                                                     1990, and Chief Executive Officer effective June 17, 1990.
                                                     Prior to this he was elected President and Chief Operating
                                                     Officer on October 24, 1986, and Executive Vice President on
                                                     July 16, 1985. Mr. Pichler joined Dillon Companies, Inc. in
                                                     1980 as Executive Vice President and was elected President of
                                                     Dillon Companies, Inc. in 1982.

J. Michael Schlotman                43               Mr. Schlotman was promoted to Group Vice President and Chief
                                                     Financial Officer effective January 26, 2000. Prior to that he was appointed Vice President, Financial Services and Control in 1995, and served in various positions in corporate
                                                     accounting since joining Kroger in 1985.

James R. Thorne                     54               Mr. Thorne was elected Senior Vice President effective June
                                                     18, 1995. Prior to his election he was appointed President of the Company's Mid-Atlantic Marketing Area in 1993. Before this
                                                     Mr. Thorne served in a number of key management positions in the Mid-Atlantic Marketing Area, including Advertising
                                                     Manager, Zone Manager, Director of Operations, and Vice
                                                     President-Merchandising. He joined the Company in 1966 as a part-time grocery clerk.

Lawrence M. Turner                  53               Mr. Turner was elected Vice President on December 5, 1986. He
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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Financial Statements:

        Report of Independent Public Accountants
        Consolidated Balance Sheet as of February 3, 2001 and January 29, 2000 Consolidated Statement of Income for the years ended February 3, 2001, January 29, 2000, and January 2, 1999
        Consolidated Statement of Cash Flows for the years ended February 3, 2001 and January 29, 2000
        Consolidated Statement of Changes in Shareowners' Equity (Deficit) Notes to Consolidated Financial Statements

        Financial Statement Schedules:

        There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto

(b)     Reports on Form 8-K:

        On December 5, 2000, The Kroger Co. filed a Current Report on Form 8-K with the SEC disclosing its earnings release for the third quarter 2000, including unaudited financial statements for that quarter.

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

          12.1             Statement of Computation of Ratio of Earnings to
                           Fixed Charges.

          21.1             Subsidiaries of the Registrant.

          23.1             Consent of Independent Public Accountants.

          24.1             Powers of Attorney.

          99.1             Annual Reports on Form 11-K for The Kroger Co.
                           Savings Plan, the Dillon Companies, Inc. Employee Stock Ownership Plan and Trust, and the Fred Meyer, Inc. 401(k) Savings Plan for Collective Bargaining Unit Employees for the Year 2000 will be filed by amendment on or before June 29, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE KROGER CO.


Dated:        May 2, 2001          By (*Joseph A. Pichler)
                                        Joseph A. Pichler, Chairman
                                        of the Board of Directors and
                                        Chief Executive Officer


Dated:        May 2, 2001          By (*J. Michael Schlotman)
                                        J. Michael Schlotman
                                        Group Vice President and
                                        Chief Financial Officer


Dated:        May 2, 2001          By (*M. Elizabeth Van Oflen)
                                        M. Elizabeth Van Oflen
                                        Vice President & Corporate Controller
                                        and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 2nd day of May, 2001.


(*Reuben V. Anderson)                            Director
Reuben V. Anderson

                                                 Director
-------------------------
Robert D. Beyer

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

(*John T. LaMacchia)                            Director
John T. LaMacchia

(*Edward M. Liddy)                              Director
Edward M. Liddy

(*Clyde R. Moore)                               Director
Clyde R. Moore

(*T. Ballard Morton, Jr.)                       Director
T. Ballard Morton, Jr.

                                                Director
-------------------------
Thomas H. O'Leary

(*Katherine D. Ortega)                          Director
Katheriine D. Ortega

(*Joseph A. Pichler)                            Chairman of the Board of
Joseph A. Pichler                               Directors, Chief Executive
                                                Officer, and Director

(*Steven R. Rogel)                              Director
Steven R. Rogel

                                                Director
-------------------------
Martha Romayne Seger

(*Bobby S. Shackouls)                           Director
Bobby S. Shackouls

(*James D. Woods)                               Director
James D.  Woods



*By:    (Bruce M. Gack)
        Bruce M. Gack
        Attorney-in-fact