Form 10-K/A
period 2001-02-03
KROGER CO
filed 2001-06-29
CIK 56873

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A

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

         *12.1             Statement of Computation of Ratio of Earnings to
                           Fixed Charges.

         *21.1             Subsidiaries of the Registrant.

          23.1             Consent of Independent Public Accountants.

         *24.1             Powers of Attorney.

          99.1             Annual Reports on Form 11-K for The Kroger Co.
                           Savings Plan, the Dillon Companies, Inc. Employee Stock Ownership Plan and Trust, the Fred Meyer, Inc. 401(k) Savings Plan for Collective Bargaining Unit Employees for the Year 2000, and the Fred Meyer, Inc. 401(k) Savings Plan for the period from April 1, 2000 through December 31, 2000.

---------
* Previously filed