Form 10-Q
period 2001-05-26
KROGER CO
filed 2001-07-10
CIK 56873

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------


Commission file number    1-303

                                 THE KROGER CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                   31-0345740
-----------------------------------      ---------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                     1014 Vine Street, Cincinnati, OH 45202
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (513) 762-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

There were 803,962,423 shares of Common Stock ($1 par value) outstanding as of July 6, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.


                         THE KROGER CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                            1st Quarter Ended
                                                                            ------------------
                                                                            May 26,    May 20,
                                                                             2001      2000
                                                                            -------   -------

Sales ...................................................................   $15,102   $14,329
                                                                            -------   -------
Merchandise costs, including advertising, warehousing, and transportation    11,035    10,500

Operating, general and administrative ...................................     2,835     2,749
Rent ....................................................................       207       201
Depreciation and amortization ...........................................       319       307
Asset impairment charges ................................................      --         191
Merger related costs ....................................................         2         9
                                                                            -------   -------

  Operating profit ......................................................       704       372
Interest expense ........................................................       206       206
                                                                            -------   -------

  Earnings before income tax expense ....................................       498       166
Income tax expense ......................................................       194        67
                                                                            -------   -------

  Net Earnings ..........................................................   $   304   $    99
                                                                            =======   =======



Earnings per basic common share:
     Net earnings .......................................................   $  0.37   $  0.12
                                                                            =======   =======

Average number of common shares used in basic calculation ...............       812       831


Earnings per diluted common share:
     Net earnings .......................................................   $  0.36   $  0.12
                                                                            =======   =======

Average number of common shares used in diluted calculation .............       833       850



--------------------------------------------------------------------------------
                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         THE KROGER CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                    May 26,   February 3,
                                                                     2001        2001
                                                                   --------    --------

ASSETS
Current assets
   Cash ........................................................   $    160    $    161
   Receivables .................................................        672         687
   Inventories .................................................      4,206       4,063
   Prepaid and other current assets ............................        440         501
                                                                   --------    --------

       Total current assets ....................................      5,478       5,412

Property, plant and equipment, net .............................      9,092       8,813
Goodwill, net ..................................................      3,645       3,639
Other assets ...................................................        332         315
                                                                   --------    --------

       Total Assets ............................................   $ 18,547    $ 18,179
                                                                   ========    ========

LIABILITIES
Current liabilities
   Current portion of long-term debt including obligations under
        capital leases .........................................   $    330    $    336
   Accounts payable ............................................      3,135       3,009
   Salaries and wages ..........................................        553         603
   Other current liabilities ...................................      1,487       1,434
                                                                   --------    --------

       Total current liabilities ...............................      5,505       5,382

Long-term debt including obligations under capital leases ......      8,490       8,210
Other long-term liabilities ....................................      1,429       1,498
                                                                   --------    --------
       Total Liabilities .......................................     15,424      15,090
                                                                   --------    --------


Commitments and contingent liabilities .........................       --          --

SHAREOWNERS' EQUITY
Preferred stock, $100 par, 5 shares authorized
   and unissued ................................................       --          --
Common stock, $1 par, 1,000 shares authorized: 896 shares issued
   in 2001 and 891 shares issued in 2000 .......................        896         891
Additional paid-in capital .....................................      2,124       2,092
Retained earnings ..............................................      1,408       1,104
Common stock in treasury, at cost, 89 shares in 2001 and
   76 shares in 2000 ...........................................     (1,305)       (998)
                                                                   --------    --------

       Total Shareowners' Equity ...............................      3,123       3,089
                                                                   --------    --------

       Total Liabilities and Shareowners' Equity ...............   $ 18,547    $ 18,179
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

                         THE KROGER CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                 First Quarter Ended
                                                                  ------------------
                                                                  May 26,    May 20,
                                                                   2001       2000
                                                                  -------    -------
Cash Flows From Operating Activities:
    Net earnings ..............................................   $   304    $    99
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation ..........................................       288        276
        Goodwill amortization .................................        31         31
        Non-cash items ........................................         2        258
        Deferred income taxes .................................       (15)       181
        Other .................................................        21         18
        Changes in operating assets and liabilities net of
            effects from acquisitions of businesses:
           Inventories ........................................      (142)        29
           Receivables ........................................        29         15
           Accounts payable ...................................        66        140
           Other ..............................................        32        (24)
                                                                  -------    -------

               Net cash provided by operating activities ......       616      1,023
                                                                  -------    -------

Cash Flows From Investing Activities:
    Capital expenditures ......................................      (618)      (455)
    Proceeds from sale of assets ..............................        13         40
    Payments for acquisitions, net of cash acquired ...........       (67)       (36)
    Other .....................................................        18        (26)
                                                                  -------    -------

               Net cash used by investing activities ..........      (654)      (477)
                                                                  -------    -------

Cash Flows From Financing Activities:
    Proceeds from issuance of long-term debt ..................     1,014        524
    Reductions in long-term debt ..............................      (738)      (995)
    Financing charges incurred ................................       (16)        (7)
    Increase in book overdrafts ...............................        47          3
    Proceeds from issuance of capital stock ...................        34         20
    Treasury stock purchases ..................................      (304)      (209)
                                                                  -------    -------

               Net cash provided (used) by financing activities        37       (664)
                                                                  -------    -------

Net decrease in cash and temporary cash investments ...........        (1)      (118)
Cash and temporary investments:
        Beginning of year .....................................       161        281
                                                                  -------    -------

        End of quarter ........................................   $   160    $   163
                                                                  =======    =======

Supplemental disclosure of cash flow information:
        Cash paid during the year for interest ................   $   210    $   201
        Cash paid during the year for income taxes ............   $   126    $    66
    Non-cash changes related to purchase acquisitions:
           Fair value of assets acquired ......................   $    42    $    60
           Goodwill recorded ..................................   $    37    $    33
           Value of stock issued ..............................   $  --      $  --
           Liabilities assumed ................................   $    12    $    57

--------------------------------------------------------------------------------
                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

         Certain prior year amounts have been reclassified to conform to current year presentation and all amounts presented are in millions except per share amounts.

1.       BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
         -----------------------------------------------------

         The accompanying financial statements include the consolidated accounts of The Kroger Co. and its subsidiaries. The year-end balance sheet includes Kroger's February 3, 2001 balance sheet, which was derived from audited financial statements, and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles. Significant intercompany transactions and balances have been eliminated. References to the "Company" in these consolidated financial statements mean the consolidated company.

         In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the fiscal 2000 Annual Report on Form 10-K of The Kroger Co. filed with the SEC on May 2, 2001.

         The unaudited information included in the consolidated financial statements for the first quarters ended May 26, 2001 and May 20, 2000 includes the results of operations of the Company for the 16 week periods then ended.

2.       MERGER RELATED COSTS
         --------------------

         The Company is continuing the process of implementing its integration plan relating to recent mergers. Total merger related costs incurred were $2 during the first quarter of 2001, and $9 during the first quarter of 2000.

         The following table presents the components of the merger related costs:

                                           First Quarter Ended
                                           ---------------------
                                           May 26,       May 20,
                                            2000          1999
                                           -------       -------
CHARGES RECORDED AS CASH EXPENDED
    Distribution consolidation ..            $-            $1
    Administration integration ..             -             4
                                             --            --
                                              -             5
OTHER CHARGES
    Administration integration ..             2             4
                                             --            --

Total merger related costs ......            $2            $9
                                             ==            ==


TOTAL CHARGES
    Distribution consolidation ..            $-            $1
    Administration integration ..             2             8
                                             --            --
Total merger related costs ......            $2            $9
                                             ==            ==



         Distribution Consolidation

         Represents costs to consolidate distribution operations and eliminate duplicate facilities. The costs in the first quarter of 2000 represent severance costs incurred and paid.

         Administration Integration

         Includes labor and severance costs related to employees identified for termination in the integration. During the first quarter of 2001, the Company incurred costs totaling $2 resulting from issuing restricted stock related to merger synergies. During the first quarter of 2000, the Company incurred costs totaling $8 including approximately $4 resulting from issuing restricted stock related to merger synergies, and charges of $4 for severance payments recorded as cash was expended. The restrictions on the stock grants lapse to the extent that synergy goals are achieved.

         The following table is a summary of the changes in accruals related to various business combinations:

                                     Facility          Employee     Incentive Awards
                                   Closure Costs       Severance    and Contributions
                                   -------------       ---------    -----------------
Balance at January 29, 2000            $ 130             $ 29             $ 29
    Additions .............             --                --                10
    Payments ..............              (17)             (11)              (4)
                                       -----             ----             ----

Balance at February 3, 2001              113               18               35
    Additions .............             --                --                 2
    Payments ..............               (8)              (2)              (8)
                                       -----             ----             ----

Balance at May 26, 2001 ...            $ 105             $ 16             $ 29
                                       =====             ====             ====

3.       ONE-TIME ITEMS
         --------------

         In addition to the Merger Related Costs described above, the Company incurred one-time expenses of $14 and $81 related to recent mergers during the first quarters of 2001 and 2000, respectively. The one-time items in the first quarter of 2001 included approximately $3 related primarily to product costs for excess capacity included as merchandise costs. The remaining $11 in 2001 is included in operating, general and administrative costs and relates to employee severance and system conversion costs. All of the costs in the first quarter of 2001 represented cash expenditures. The one-time items in the first quarter of 2000 included approximately $15 for inventory writedowns included as merchandise costs. The remaining $66 in 2000 is included in operating, general and administrative costs and relates to the closing of stores, severance expenses related to headcount reductions, and other miscellaneous costs. Of the $66, $11 represented cash expenditures and $55 represented charges that were accrued during the quarter.


4.       ASSET IMPAIRMENT CHARGES
         ------------------------

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

         Assets to be Disposed of

         The impairment charge for assets to be disposed of related primarily to the carrying value of land, buildings, and equipment for 25 stores that were closed during fiscal 2000. The impairment charge was determined using the fair value less the cost to sell. Fair value less the cost to sell used in the impairment calculation was based on discounted cash flows and third party offers to purchase the assets, or market value for comparable properties, if applicable. Accordingly, an impairment charge of $81 related to assets to be disposed of was recognized, reducing the carrying value of fixed assets and goodwill by $41 and $40, respectively.

         Assets to be Held and Used

         The impairment charge for assets to be held and used related primarily to the carrying value of land, buildings, and equipment for 13 stores that continue to be operated by the Company. Updated projections, based on revised operating plans, were used, on a gross basis, to first determine whether the assets were impaired, then, on a discounted cash flow basis, to serve as the estimated fair value of the assets for purposes of measuring the asset impairment charge. As a result, an impairment charge of $87 related to assets to be held and used was recognized, reducing the carrying value of fixed assets and goodwill by $47 and $40, respectively.

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

5.       INCOME TAXES
         ------------

         The effective income tax rate differs from the expected statutory rate primarily due to the effect of state taxes and non-deductible goodwill.

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


                                                 For the quarter ended                         For the quarter ended
                                                      May 26, 2001                                   May 20, 2000
                                        ------------------------------------------       ------------------------------------------
                                          Earnings       Shares          Per Share        Earnings        Shares          Per Share
                                        (Numerator)   (Denominator)       Amount         (Numerator)   (Denominator)        Amount
                                        -----------   -------------       ------         -----------   -------------        ------

Basic earnings per  common share ...        $304            812            $ 0.37            $99            831            $ 0.12

Dilutive effect of stock options and
    Warrants .......................         --              21                               --             19
                                           ------          ------                            ---            ---

Diluted earnings per common share ..        $304            833            $ 0.36            $99            850            $ 0.12
                                           ======          ======          ======            ===            ===            ======

7.       RECENTLY ISSUED ACCOUNTING STANDARDS
         ------------------------------------

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," became effective for the Company as of February 4, 2001. SFAS No. 133, as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. Initial adoption of this new accounting standard resulted in the Company recording a liability of $9 million with a corresponding charge recorded as additional paid in capital, net of income tax effects. An accumulated other comprehensive loss caption was not utilized due to the immateriality of the balance.

         In accordance with SFAS No. 133, derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as "cash flow" hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is reclassified to current-period earnings when the hedged transaction affects earnings.

         The Company assesses, both at inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

         As of May 26, 2001, the Company recorded a liability of $9 related to the fair value of its derivative instruments. These instruments are designated as, and are considered, effective cash flow hedges. Hedge ineffectiveness was not material during the quarter ended May 26, 2001. A corresponding charge was recorded as a part of additional paid in capital, net of income tax effects.

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

         SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued by the Financial Accounting Standards Board in late June of 2001. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and SFAS 142 will become effective for the Company on February 3, 2002. The Company is currently analyzing the effect the adoption of these standards will have on its financial statements.

8.       GUARANTOR SUBSIDIARIES
         ----------------------

         Certain of the Company's Senior Notes and Senior Subordinated Notes (the "Guaranteed Notes") are jointly and severally, fully and unconditionally guaranteed by certain Kroger subsidiaries (the "Guarantor Subsidiaries"). At May 26, 2001 a total of approximately $6.2 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of Kroger. Separate financial statements of Kroger and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

         The following tables present summarized financial information as of May 26, 2001 and February 3, 2001 and for the quarters ended May 26, 2001 and May 20, 2000.

                             CONDENSED CONSOLIDATING
                                 BALANCE SHEETS
                               AS OF MAY 26, 2001

                                                                            Guarantor
                                                       The Kroger Co.      Subsidiaries         Eliminations         Consolidated
                                                       --------------      ------------         ------------         -------------
Current assets
    Cash .........................................        $    21            $    139             $   --               $   160
    Receivables ..................................            144                 528                 --                   672
    Net inventories ..............................            393               3,813                 --                 4,206
    Prepaid and other current assets .............            227                 213                 --                   440
                                                          -------            --------             --------             -------
         Total current assets ....................            785               4,693                 --                 5,478
Property, plant and equipment, net ...............            952               8,140                 --                 9,092
Goodwill, net ....................................              1               3,644                 --                 3,645
Other assets .....................................            661                (329)                --                   332
Investment in and advances to subsidiaries .......         10,514                --                (10,514)               --
                                                          -------            --------             --------             -------
         Total assets ............................        $12,913            $ 16,148             $(10,514)            $18,547
                                                          =======            ========             ========             =======

Current liabilities
    Current portion of long-term debt including
      obligations under capital leases ...........        $   290            $     40             $   --               $   330
    Accounts payable .............................            295               2,840                 --                 3,135
    Other current liabilities ....................            454               1,586                 --                 2,040
                                                          -------            --------             --------             -------
         Total current liabilities ...............          1,039               4,466                 --                 5,505

Long-term debt including obligations
    under capital leases .........................          8,096                 394                 --                 8,490
Other long-term liabilities ......................            655                 774                 --                 1,429
                                                          -------            --------             --------             -------
         Total liabilities .......................          9,790               5,634                 --                15,424
                                                          -------            --------             --------             -------

Shareowners' Equity ..............................          3,123              10,514              (10,514)              3,123
                                                          -------            --------             --------             -------
         Total liabilities and shareowners' equity        $12,913            $ 16,148             $(10,514)            $18,547
                                                          =======            ========             ========             =======

                            CONDENSED CONSOLIDATING
                                 BALANCE SHEETS
                             AS OF FEBRUARY 3, 2001

                                                                            Guarantor
                                                       The Kroger Co.      Subsidiaries        Eliminations         Consolidated
                                                       --------------      ------------        ------------         -------------
Current assets
    Cash .........................................        $    25            $    136             $   --               $   161
    Receivables ..................................            134                 553                 --                   687
    Net inventories ..............................            340               3,723                 --                 4,063
    Prepaid and other current assets .............            148                 353                 --                   501
                                                          -------            --------             --------             -------
         Total current assets ....................            647               4,765                 --                 5,412
Property, plant and equipment, net ...............            866               7,947                 --                 8,813
Goodwill, net ....................................              1               3,638                 --                 3,639
Other assets .....................................            653                (338)                --                   315
Investment in and advances to subsidiaries .......         10,670                --                (10,670)               --
                                                          -------            --------             --------             -------
         Total assets ............................        $12,837            $ 16,012             $(10,670)            $18,179
                                                          =======            ========             ========             =======

Current liabilities
    Current portion of long-term debt including
      obligations under capital leases ...........        $   287            $     49             $   --               $   336
    Accounts payable .............................            251               2,758                 --                 3,009
    Other current liabilities ....................            449               1,588                 --                 2,037
                                                          -------            --------             --------             -------
         Total current liabilities ...............            987               4,395                 --                 5,382

Long-term debt including obligations
    under capital leases .........................          7,808                 402                 --                 8,210
Other long-term liabilities ......................            953                 545                 --                 1,498
                                                          -------            --------             --------             -------
         Total liabilities .......................          9,748               5,342                 --                15,090
                                                          -------            --------             --------             -------

Shareowners' Equity ..............................          3,089              10,670              (10,670)              3,089
                                                          -------            --------             --------             -------
         Total liabilities and shareowners' equity        $12,837            $ 16,012             $(10,670)            $18,179
                                                          =======            ========             ========             =======

                             CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                      FOR THE 16 WEEK QUARTER MAY 26, 2001

                                                                          Guarantor
                                                     The Kroger Co.      Subsidiaries        Eliminations       Consolidated
                                                     --------------      ------------        ------------       ------------

Sales ......................................            $ 2,124             $13,227            $  (249)            $15,102
Merchandise costs, including warehousing and
    transportation .........................              1,688               9,580               (233)             11,035
                                                        -------             -------            -------             -------
         Gross profit ......................                436               3,647                (16)              4,067
Operating, general and administrative ......                285               2,550               --                 2,835
Rent .......................................                 58                 165                (16)                207
Depreciation and amortization ..............                 32                 287               --                   319
Merger related costs and asset impairments .                  2                --                 --                     2
                                                        -------             -------            -------             -------
         Operating profit (loss) ...........                 59                 645               --                   704
Interest expense ...........................                194                  12               --                   206
Equity in earnings of subsidiaries .........                386                --                 (386)               --
                                                        -------             -------            -------             -------
Earnings before tax expense ................                251                 633               (386)                498
Tax expense (benefit) ......................                (53)                247               --                   194
                                                        -------             -------            -------             -------
         Net earnings ......................            $   304             $   386            $  (386)            $   304
                                                        =======             =======            =======             =======

                             CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                      FOR THE 16 WEEK QUARTER MAY 20, 2000

                                                                          Guarantor
                                                     The Kroger Co.      Subsidiaries        Eliminations       Consolidated
                                                     --------------      ------------        ------------       ------------

Sales ......................................            $ 1,989             $12,547            $  (207)            $14,329
Merchandise costs, including warehousing and
    transportation .........................              1,576               9,115               (191)             10,500
                                                        -------             -------            -------             -------
         Gross profit ......................                413               3,432                (16)              3,829
Operating, general and administrative ......                398               2,351               --                 2,749
Rent .......................................                 49                 168                (16)                201
Depreciation and amortization ..............                 28                 279               --                   307
Merger related costs and asset impairments .                  9                 191               --                   200
                                                        -------             -------            -------             -------
         Operating profit (loss) ...........                (71)                443               --                   372
Interest expense ...........................                190                  16               --                   206
Equity in earnings of subsidiaries .........                242                --                 (242)               --
                                                        -------             -------            -------             -------
Earnings before tax expense ................                (19)                427               (242)                166
Tax expense (benefit) ......................               (118)                185               --                    67
                                                        -------             -------            -------             -------
         Net earnings ......................            $    99             $   242            $  (242)            $    99
                                                        =======             =======            =======             =======

                             CONDENSED CONSOLIDATING
                            STATEMENTS OF CASH FLOWS
                      FOR THE 16 WEEK QUARTER MAY 26, 2001

                                                                                Guarantor
                                                           The Kroger Co.      Subsidiaries        Consolidated
                                                           --------------      ------------        ------------

Net cash (used) provided by operating activities .            $  (113)            $   729             $   616
                                                              -------             -------             -------

    Cash flows from investing activities:
       Capital expenditures ......................                (29)               (589)               (618)
       Other .....................................                (35)                 (1)                (36)
                                                              -------             -------             -------
Net cash used by investing activities ............                (64)               (590)               (654)
                                                              -------             -------             -------
    Cash flows from financing activities:
       Proceeds from issuance of long-term debt ..              1,014                --                 1,014
       Reductions in long-term debt ..............               (721)                (17)               (738)
       Proceeds from issuance of capital stock ...                 34                --                    34
       Capital stock reacquired ..................               (304)               --                  (304)
       Other .....................................                 (6)                 37                  31
       Net change in advances to subsidiaries ....                156                (156)               --
                                                              -------             -------             -------
Net cash provided (used) by financing activities .                173                (136)                 37
                                                              -------             -------             -------
Net (decrease) increase in cash and temporary cash
    investments ..................................                 (4)                  3                  (1)
    Cash and temporary investments:
       Beginning of year .........................                 25                 136                 161
                                                              -------             -------             -------
       End of year ...............................            $    21             $   139             $   160
                                                              =======             =======             =======

                             CONDENSED CONSOLIDATING
                            STATEMENTS OF CASH FLOWS
                      FOR THE 16 WEEK QUARTER MAY 20, 2000

                                                                                Guarantor
                                                           The Kroger Co.      Subsidiaries        Consolidated
                                                           --------------      ------------        ------------

Net cash provided by operating activities ........            $   568             $   455             $ 1,023
                                                              -------             -------             -------

    Cash flows from investing activities:
       Capital expenditures ......................                (14)               (441)               (455)
       Other .....................................                (35)                 13                 (22)
                                                              -------             -------             -------
Net cash used by investing activities ............                (49)               (428)               (477)
                                                              -------             -------             -------
    Cash flows from financing activities:
       Proceeds from issuance of long-term debt ..                524                --                   524
       Reductions in long-term debt ..............               (963)                (32)               (995)
       Proceeds from issuance of capital stock ...                 20                --                    20
       Capital stock reacquired ..................               (209)               --                  (209)
       Other .....................................                 (5)                  1                  (4)
       Net change in advances to subsidiaries ....                108                (108)               --
                                                              -------             -------             -------
Net used by financing activities .................               (525)               (139)               (664)
                                                              -------             -------             -------
Net decrease in cash and temporary cash
    investments ..................................                 (6)               (112)               (118)
    Cash and temporary investments:
       Beginning of year .........................                 30                 251                 281
                                                              -------             -------             -------
       End of year ...............................            $    24             $   139             $   163
                                                              =======             =======             =======

9.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         The Company is a 50% owner of Santee Dairies, L.L.C. ("Santee") and has a 10-year product supply agreement with Santee that requires Ralphs to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became excess capacity.

10.      OTHER EVENTS
         ------------

         On May 23, 2001, the Company entered into a new $1,625 revolving credit facility, comprised of a Five-Year Credit Agreement and a 364-Day Credit Agreement (collectively the "New Credit Agreement"). The Five Year Credit Agreement, a $812.5 facility, terminates on May 23, 2006, unless extended or earlier terminated. The 364-Day Credit Agreement, a $812.5 facility, terminates on May 22, 2002 unless extended, converted into a one year term loan, or earlier terminated by the Company. The Company terminated its previous $1,500 Five-Year Credit Agreement and 364-Day Credit Agreement (collectively the "Old Credit Agreement") upon entering the New Credit Agreement. Borrowings under the New Credit Agreement bear interest as described in the Credit Agreement, which is incorporated herein by reference to Exhibits 99.1 and 99.2 of Kroger's Current Report on From 8-K dated May 31, 2001. At May 26, 2001, the Applicable Margin for the 364-Day facility was .625% and for the Five-Year facility was .600%. The Facility Fee for the 364-Day facility was .125% and for the Five-Year facility was .150%. The Credit Agreement contains covenants which among other things, restrict dividends and require the maintenance of certain financial ratios, including fixed charge coverage ratios and leverage ratios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following analysis should be read in conjunction with the consolidated financial statements.

RESULTS OF OPERATIONS

         Total sales for the first quarter of 2001 increased 5.4% to $15.1 billion. The increase in sales is attributable to an increase in comparable and identical store sales and an increase in the number of stores due to acquisitions and expansions. Identical food store sales, which includes stores that have been in operation and have not been expanded or relocated for four quarters, grew 1.9% from the first quarter of 2000. Comparable food stores sales, which includes relocations and expansions, increased 2.5% over the prior year.

         As previously stated, a portion of the increase in sales was also due to an increase in the number of stores. During the first quarter of 2001, we opened, acquired, relocated, or expanded 46 food stores, remodeled 26 food stores and closed 14 food stores. We operated 2,380 food stores at May 26, 2001 compared to 2,354 food stores at May 20, 2000. As of May 26, 2001, food store square footage totaled 127 million. This represents an increase of 4.3% over May 20, 2000.

         The gross profit rate during the first quarter, excluding one-time expenses and the effect of LIFO, was 27.0% in 2001 and 26.9% in 2000. During the first quarter of 2001, we incurred $3 million of one-time expenses included in merchandise costs compared to $15 million during the same period of 2000. Including these costs, the first quarter gross profit rates were 27.0% in 2001 and 26.8% in 2000. This increase is primarily the result of synergy savings, reductions in product costs through our corporate-wide merchandising programs, and increases in private label sales and profitability. The economies of scale created by the merger are providing reduced costs by enabling strategic initiatives in coordinated purchasing. Technology and logistics efficiencies have also led to improvements in category management and various other aspects of our operations, resulting in a decreased cost of product.

         We incurred $11 million of one-time operating, general and administrative expenses in the first quarter of 2001 compared to $66 million during the first quarter of 2000. Excluding these one-time items, operating, general and administrative expenses as a percent of sales were 18.7% during the first quarter of 2001 and 18.7% during the first quarter of 2000. Including these one-time items, operating, general and administrative expenses as a percent of sales were 18.8% in the first quarter of 2001 compared to 19.2% in the first quarter of 2000. Operating, general and administrative expenses as a percent of sales remained unchanged from the prior year, despite the negative impact of higher utility costs, due primarily to increased productivity.

         The effective tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes and non-deductible goodwill. Total goodwill amortization was $31 million in the first quarter of 2001 and 2000.

         Net earnings were $304 million or $0.36 per diluted share for the first quarter of 2001. These results represent an increase of approximately 200% over net earnings of $0.12 per diluted share for the first quarter of 2000. Net earnings, excluding merger related costs and one-time items, were $314 million or $0.38 per diluted share in the first quarter of 2001. These results represent an increase of approximately 19% over net earnings of $0.32 per diluted share excluding merger related costs, the impairment charge, and one-time items for the first quarter of 2000.

MERGER RELATED COSTS AND OTHER ONE-TIME EXPENSES

         We are continuing the process of implementing our integration plan relating to recent mergers. Total merger related costs incurred were $2 million during the first quarter of 2001, and $9 million during the first quarter of 2000.

         In addition to merger related costs that are shown separately on the Consolidated Statements of Earnings, we also incurred other one-time expenses that are included in merchandise costs and operating, general and administrative expenses. The one-time expenses of $14 million during the first quarter 2001 and $81 million during the first quarter 2000 were costs related to recent mergers.

         During the first quarter of 2000, we recorded an impairment charge of approximately $191 million. We identified impairment losses for assets to be disposed of, assets to be held and used, and certain investments in former suppliers that have experienced financial difficulty and with whom supply arrangements have ceased. The table below details our merger related costs and one-time items:

                                                                         First Quarter Ended
                                                                    -------------------------------
                                                                       May 26,         May 20,
                                                                        2001             2000
                                                                    -------------------------------
                                                                            (in millions)
         Merger related costs......................................    $      2        $      9
                                                                       ---------       --------
         One-time items related to mergers included in:
            Merchandise costs......................................           3              15
            Operating, general and administrative..................          11              66
                                                                       ---------       --------
         Total  one-time items.....................................          14              81
                                                                       ---------       --------
         Impairment charge.........................................          --             191
                                                                       ---------       --------
         Total merger related costs and other one-time items.......    $     16        $    281
                                                                       =========       ========

         Please refer to footnotes two, three and four of the financial statements for more information on these costs.

LIQUIDITY AND CAPITAL RESOURCES

         Debt Management
         ---------------

         During the quarter, we invested $304 million to repurchase 12.9 million shares of Kroger stock at an average price of $23.59 per share. We purchased 7.9 million shares under our $750 million stock repurchase plan and we purchased an additional 5 million shares under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises.

         We had several lines of credit totaling $3.5 billion, with $1.8 billion in unused balances at May 26, 2001. In addition, we had a $466 million synthetic lease credit facility with no unused balance and a $150 million money market line with an unused balance of $80 million at May 26, 2001.

         On May 23, 2001, we entered into a new $1,625 revolving credit facility, comprised of a Five-Year Credit Agreement and a 364-Day Credit Agreement (collectively the "New Credit Agreement"). The Five Year Credit Agreement, a $812.5 facility, terminates on May 23, 2006 unless extended or earlier terminated. The 364-Day Credit Agreement, a $812.5 facility, terminates on May 22, 2002 unless extended, converted into a one year term loan, or earlier terminated by us. We terminated our previous $1,500 Five-Year Credit Agreement and 364-Day Credit Agreement (collectively the "Old Credit Agreement") upon entering the New Credit Agreement. Borrowings under the New Credit Agreement bear interest as described in the Credit Agreement, which is incorporated herein by reference to Exhibits 99.1 and 99.2 of Kroger's Current Report on From 8-K dated May 31, 2001. At May 26, 2001, the Applicable Margin for the 364-Day facility was .625% and for the Five-Year facility was .600%. The Facility Fee for the 364-Day facility was .125% and for the Five-Year facility was .150%. The Credit Agreement contains covenants which among other things, restrict dividends and require the maintenance of certain financial ratios, including fixed charge coverage ratios and leverage ratios.

         Net debt increased $267 million to $8.7 billion at the end of the first quarter of 2001 compared to the first quarter of the prior year. Net debt is defined as long-term debt, including capital leases and current portion thereof, less investments in debt securities and prefunded employee benefits. Net debt increased $388 million from year-end 2000. These increases are primarily the result of the increased investment in working capital and stock repurchases.

         Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. Some of these covenants are based on EBITDA, which we define as earnings before interest, taxes, depreciation, amortization, LIFO, extraordinary losses, and one-time items. The ability to generate EBITDA at levels sufficient to satisfy the requirements of these agreements is a key measure of our financial strength. We do not intend to present EBITDA as an alternative to any generally accepted accounting principle measure of performance. Rather, we believe the presentation of EBITDA is important for understanding our performance compared to our debt covenants. The calculation of EBITDA is based on the definition contained in our bank credit facilities. This may be a different definition than other companies use. We were in compliance with all EBITDA-based bank credit facilities and indenture covenants on May 26, 2001.

         The following is a summary of the calculation of EBITDA for the first quarter of 2001 and 2000.

                                                                       1st Quarter Ended
                                                               ----------------------------------
                                                                   May 26,           May 20,
                                                                    2001              2000
                                                               ----------------  ----------------
                                                                         (in millions)

         Earnings before tax expense.............................  $     498         $     166
         Interest................................................        206               206
         Depreciation............................................        288               276
         Goodwill amortization...................................         31                31
         LIFO....................................................         12                12
         One-time items included in merchandise costs............          3                15
         One-time items included in operating, general and
            Administrative expenses..............................         11                66
         Merger related costs....................................          2                 9
         Impairment charges......................................         --               191
                                                                   ----------        ---------

         EBITDA..................................................  $   1,051         $     972
                                                                   ==========        =========

         Cash Flow
         ---------

         We generated $616 million of cash from operating activities during the first quarter of 2001 compared to $1.02 billion in the first quarter of 2000. Cash flow from operating activities decreased in the first quarter of 2001 largely due to an increase in working capital.

         Investing activities used $654 million of cash during the first quarter of 2001 compared to $477 million in 2000. This increase in use of cash was primarily due to the payment for acquisitions and increased capital spending.

         Financing activities provided $37 million of cash in the first quarter of 2001 compared to a use of $664 million in the first quarter of 2000. This increase in cash is due to proceeds received from the issuance of debt during the first quarter of 2001.

CAPITAL EXPENDITURES

         Capital expenditures excluding acquisitions totaled $618 million in the first quarter of 2001 compared to $455 million in the first quarter of 2000. During the first quarter of 2001 we opened, acquired, expanded, or relocated 46 food stores. We had 14 operational closings and completed 26 within the wall remodels. Square footage increased 4.3%.

OTHER ISSUES

         Kroger has completed the $750 million stock repurchase program announced in April 2000 and continues to repurchase Kroger stock under the $1 billion repurchase program authorized in March 2001.

         We are a 50% owner of Santee Dairies, L.L.C. ("Santee") and have a 10-year product supply agreement with Santee that requires us to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon the acquisition of Ralphs/Food 4 Less, Santee became excess capacity.

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

         Statement of Financial Accounting Stanadards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued by the Financial Accounting Standards Board in late June of 2001. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and SFAS 142 will become effective for the Kroger on February 3, 2002. We are currently analyzing the effect the adoption of these standards will have on its financial statements.

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," became effective for Kroger as of February 4, 2001. SFAS No. 133, as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. Initial adoption of this new accounting standard resulted in Kroger recording a liability of $9 million with a corresponding charge recorded as additional paid in capital, net of income tax effects. An accumulated other comprehensive loss caption was not utilized due to the immateriality of the balance.

         In accordance with SFAS No. 133, derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as "cash flow" hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is reclassified to current-period earnings when the hedged transaction affects earnings.

         We assess, both at inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of hedged items. If we determine that a derivative is not highly effective as a hedge or ceases to be highly effective, we discontinue hedge accounting prospectively.

         As of May 26, 2001, we recorded a liability of $9 million related to the fair value of its derivative instruments. These instruments are designated as, and are considered, effective cash flow hedges. Hedge ineffectiveness was not material during the quarter ended May 26, 2001. We recorded a corresponding charge as a part of additional paid in capital, net of income tax effects.

         OUTLOOK

         Information provided by us, including written or oral statements made by our representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as integration of the operations of acquired or merged companies, expansion and growth of our business, future capital expenditures and our business strategy, contain forward-looking information. Statements elsewhere in this report and below regarding our expectations, hopes, beliefs, intentions, or strategies are also forward looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. While we believe that the statements are accurate, uncertainties and other factors could cause actual results to differ materially from those statements. In particular:

         - We expect to reduce net operating working capital as compared to the third quarter of 1999 by a total of $500 million by the end of the third quarter 2004. Our ability to achieve this reduction will depend on results of our programs to improve net working capital management. We calculate net operating working capital as detailed in the table below. As of the end of the first quarter net operating working capital increased $264 million since the first quarter of 2000. A calculation of net operating working capital, after reclassification of certain balance sheet amounts, based on our definition for all quarters from the third quarter of 1999 through the first quarter of 2001 is provided below:

                                        THIRD      FOURTH       FIRST      SECOND       THIRD      FOURTH      FIRST
                                      QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                                        1999        1999        2000        2000        2000        2000        2001
                                      --------------------------------------------------------------------------------
                                                                        (in millions)
Cash .............................    $   283     $   281     $   163     $   155     $   131     $   161     $   160
Receivables ......................        633         635         623         583         628         687         672
FIFO inventory ...................      4,632       4,260       4,240       4,133       4,743       4,382       4,537
Operating prepaid and other assets        200         495         358         252         186         410         351
Accounts payable .................     (3,222)     (2,804)     (3,004)     (2,940)     (3,300)     (3,009)     (3,135)
Operating accrued liabilities ....     (1,937)     (1,844)     (1,849)     (1,932)     (1,907)     (1,918)     (1,813)
Prepaid VEBA .....................       --          (200)       (118)        (56)         (3)       (208)        (95)
                                      -------     -------     -------     -------     -------     -------     -------
Working capital ..................    $   589     $   823     $   413     $   195     $   478     $   505     $   677
                                      =======     =======     =======     =======     =======     =======     =======

         - We obtain sales growth from new square footage, as well as from increased productivity from existing locations. We expect 2001 full year square footage to grow 4.0% to 4.5%. We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, natural food products, gasoline pumps, seafood shops, floral shops, and bakeries. We believe the combination store format will allow us to withstand continued competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants.

         - Our targeted annual earnings per share growth is 16%-18% through the fiscal year ending February 1, 2003 and 15% thereafter.

         - Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis on self-development and ownership of real estate, and on logistics and technology improvements. The continued capital spending in technology focusing on improved store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, should reduce merchandising costs as a percent of sales. We expect our capital expenditures for fiscal 2001 to total $2.0 billion, excluding acquisitions. We intend to use the combination of free cash flows from operations, including reductions in working capital, and borrowings under credit facilities to finance capital expenditure requirements. If determined preferable, we may fund capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity.

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

         - Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also effect the shopping habits of our customers, which could affect sales and earnings.

         - Changes in our product mix may negatively affect certain financial indicators. For example, we have added and will continue to add supermarket fuel centers. Since gasoline is a low profit margin item with high sales dollars, we expect to see our gross profit margins decrease as we sell more gasoline. Although this negatively affects our gross profit margin, gasoline provides a positive affect on EBITDA and net earnings.

         - Our ability to integrate any companies we acquire or have acquired and achieve operating improvements at those companies will affect our operations.

         - We retain a portion of the exposure for our workers' compensation and general liability claims. It is possible that these claims may cause significant expenditures that would affect our operating cash flows.

         - Our capital expenditures could fall outside of the expected range if we are unsuccessful in acquiring suitable sites for new stores, if development costs exceed those budgeted, or if our logistics and technology projects are not completed in the time frame expected or on budget.

         - Adverse weather conditions could increase the cost our suppliers charge for our products, or may decrease the customer demand for certain products. Additionally, increases in the cost of inputs, such as utility costs or raw material costs, could negatively impact financial ratios and net earnings.

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

                  EXHIBIT 99.1 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

         (b) The Company disclosed and filed an announcement of preliminary fourth quarter and fiscal year 2000 results and a restatement of prior earnings by minor amounts in its Current Report on Form 8-K dated March 5, 2001; its earnings release for the fourth quarter and fiscal year of 2000 in its Current Report on Form 8-K dated March 15, 2000; an announcement regarding the reaudit of Fred Meyer, Inc.'s 1998 financials, including preliminary restated financials, in its Current Report on Form 8-K dated March 21, 2001; and an underwriting agreement, pricing agreement, the Tenth Supplemental Indenture related to the issuance of $500,000,000, 6.80% Senior Notes, and the Eleventh Supplemental Indenture related to the issuance of $500,000,000, 7.50% Senior Notes in its Current Report on Form 8-K dated May 11, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE KROGER CO.


Dated: July 10, 2001                  By:  /s/ Joseph A. Pichler
                                           -------------------------------------
                                                Joseph A. Pichler
                                                Chairman of the Board and
                                                   Chief Executive Officer

Dated: July 10, 2001                  By:  /s/ M. Elizabeth Van Oflen
                                           -------------------------------------
                                                M. Elizabeth Van Oflen
                                                Vice President and
                                                   Corporate Controller

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

Exhibit 10.1 -    364 - Day Credit Agreement and Five- Year Credit Agreement,
                  both dated as of May 23, 2001, among The Kroger Co., as Borrower; the Initial Lenders named therein; Citibank, N.A.
                  and The Chase Manhattan Bank, as Administrative Agents; and
                  Bank of America, N.A., Bank One, N.A., and The Bank of New
                  York, as Co-Syndication Agents. Incorporated by reference to
                  Exhibit 99.1 and 99.2 of the Company's Current Report on Form
                  8-K dated May 31, 2001.

Exhibit 99.1 -    Additional Exhibits - Statement of Computation of Ratio of
                  Earnings to Fixed Charges.