Form 10-Q
period 2001-08-18
KROGER CO
filed 2001-10-01
CIK 56873

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended August 18, 2001

                                       OR

   [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

   For the transition period from                      to
                                  --------------------    ---------------------


    Commission file number    1-303

                                 THE KROGER CO.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Ohio                                   31-0345740
-----------------------------------      ------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

                     1014 Vine Street, Cincinnati, OH 45202
       ------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (513) 762-4000
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    Unchanged
       ------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X             No        .
       -------             -------


There were 803,293,536 shares of Common Stock ($1 par value) outstanding as of September 26, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.


                         THE KROGER CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                              2nd Quarter Ended            Two Quarters Ended
                                                                          ---------------------------  ---------------------------
                                                                           August 18,    August 12,     August 18,    August 12,
                                                                              2001          2000           2001          2000
                                                                          ------------- -------------  ------------- -------------

Sales                                                                        $11,485       $11,017        $26,587       $25,346
                                                                             -------       -------        -------       -------
Merchandise costs, including advertising, warehousing, and transportation ..   8,331         8,051         19,366        18,551
Operating, general and administrative ......................................   2,177         2,059          5,012         4,808
Rent .......................................................................     158           155            365           356
Depreciation and amortization ..............................................     246           234            566           541
Asset impairment charges                                                          --            --             --           191
Merger-related costs .......................................................       2             2              4            11
                                                                             -------       -------        -------       -------

   Operating profit ........................................................     571           516          1,274           888
Interest expense ...........................................................     152           155            357           361
                                                                             -------       -------        -------       -------

   Earnings before income tax expense and extraordinary loss ...............     419           361            917           527
Income tax expense .........................................................     163           151            358           217
                                                                             -------       -------        -------       -------

   Earnings before extraordinary loss ...................................... $   256       $   210        $   559       $   310
Extraordinary loss, net of income tax benefit ..............................      --            (2)            --            (2)
                                                                             -------       -------        -------       -------

   Net Earnings ............................................................ $   256       $   208        $   559       $   308
                                                                             =======       =======        =======       =======



Earnings per basic common share:
   Earnings before extraordinary loss ...................................... $  0.32       $  0.25        $  0.69       $  0.37
   Extraordinary loss ......................................................    0.00          0.00           0.00          0.00
                                                                             -------       -------        -------       -------

      Net earnings ......................................................... $  0.32       $  0.25        $  0.69       $  0.37
                                                                             =======       =======        =======       =======

Average number of common shares used in basic calculation ..................     805           824            809           828


Earnings per diluted common share:
   Earnings before extraordinary loss ...................................... $  0.31       $  0.25        $  0.67       $  0.36
   Extraordinary loss ......................................................    0.00          0.00           0.00          0.00
                                                                             -------       -------        -------       -------

      Net earnings ......................................................... $  0.31       $  0.25        $  0.67       $  0.36
                                                                             =======       =======        =======       =======

Average number of common shares used in diluted calculation ................     827           847            830           849






--------------------------------------------------------------------------------
                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         THE KROGER CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                                     August 18,             February 3,
                                                                                        2001                   2001
                                                                                 --------------------   --------------------

       ASSETS
       Current assets
          Cash..................................................................       $     137              $     161
          Receivables...........................................................             649                    687
          Inventories...........................................................           4,039                  4,063
          Prepaid and other current assets......................................             331                    501
                                                                                       ---------              ---------

              Total Current Assets..............................................           5,156                  5,412

       Property, plant and equipment, net.......................................           9,429                  8,813
       Goodwill, net............................................................           3,625                  3,639
       Other assets.............................................................             317                    315
                                                                                       ---------              ---------

              Total Assets......................................................       $  18,527              $  18,179
                                                                                       =========              =========

       LIABILITIES
       Current liabilities
          Current portion of long-term debt including obligations under
               capital leases...................................................       $     350              $     336
          Accounts payable......................................................           3,118                  3,009
          Salaries and wages....................................................             536                    603
          Other current liabilities.............................................           1,621                  1,434
                                                                                       ---------              ---------

              Total Current Liabilities.........................................           5,625                  5,382

       Long-term debt including obligations under capital leases................           8,212                  8,210
       Other long-term liabilities..............................................           1,472                  1,498
                                                                                       ---------              ---------
              Total Liabilities.................................................          15,309                 15,090
                                                                                       ---------              ---------

       SHAREOWNERS' EQUITY
       Preferred stock, $100 par, 5 shares authorized
          and unissued..........................................................              --                     --
       Common stock, $1 par, 1,000 shares authorized: 898 shares issued
          in 2001 and 891 shares issued in 2000.................................             898                    891
       Additional paid-in capital...............................................           2,140                  2,092
       Retained earnings........................................................           1,663                  1,104
       Common stock in treasury, at cost, 96 shares in 2001 and
          76 shares in 2000.....................................................          (1,483)                  (998)
                                                                                       ---------              ---------

              Total Shareowners' Equity.........................................           3,218                  3,089
                                                                                       ---------              ---------

              Total Liabilities and Shareowners' Equity.........................       $  18,527              $  18,179
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

                         THE KROGER CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                                                   Two Quarters Ended
                                                                                    ------------------------------------------------
                                                                                          August 18,                August 12,
                                                                                             2001                      2000
                                                                                    -----------------------   ----------------------
Cash Flows From Operating Activities:
    Net earnings..................................................................         $     559                $     308
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Extraordinary loss.........................................................               --                        2
        Depreciation...............................................................              509                      487
        Goodwill amortization......................................................               57                       54
        Non-cash items.............................................................                4                      261
        Deferred income taxes......................................................               65                      189
        Other......................................................................               30                       34
        Changes in operating assets and liabilities net of
            effects from acquisitions of businesses:
           Inventories............................................................                22                      140
           Receivables............................................................                52                       54
           Accounts payable.......................................................               292                      170
           Other..................................................................               235                      250
                                                                                           ---------                ---------

               Net cash provided by operating activities..........................             1,825                    1,949
                                                                                           ---------                ---------

Cash Flows From Investing Activities:
    Capital expenditures..........................................................            (1,148)                    (838)
    Proceeds from sale of assets..................................................                25                       68
    Payments for acquisitions, net of cash acquired...............................               (85)                     (67)
    Other.........................................................................                12                      (75)
                                                                                           ---------                ---------

               Net cash used by investing activities..............................            (1,196)                    (912)
                                                                                           ---------                ---------

Cash Flows From Financing Activities:
    Proceeds from issuance of long-term debt......................................             1,290                      525
    Reductions in long-term debt..................................................            (1,292)                  (1,360)
    Financing charges incurred....................................................               (14)                      (7)
    Decrease in book overdrafts...................................................              (198)                     (48)
    Proceeds from issuance of capital stock.......................................                46                       37
    Treasury stock purchases......................................................              (485)                    (310)
                                                                                           ---------                ---------

               Net cash used by financing activities..............................              (653)                  (1,163)
                                                                                           ---------                ---------

Net decrease in cash and temporary cash investments...............................               (24)                    (126)
Cash and temporary investments:
        Beginning of year..........................................................              161                      281
                                                                                           ---------                ---------

        End of quarter.............................................................        $     137                $     155
                                                                                           =========                =========

Supplemental disclosure of cash flow information:
        Cash paid during the year for interest.....................................        $     358                $     356
        Cash paid during the year for income                                               $     143                $      77
        taxes.................................
    Non-cash changes related to purchase acquisitions:
           Fair value of assets acquired..........................................         $      53                $      91
           Goodwill recorded......................................................         $      45                $      30
           Value of stock issued..................................................         $      --                $      --
           Liabilities assumed....................................................         $      14                $      54

--------------------------------------------------------------------------------
                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

         Certain prior year amounts have been reclassified to conform to current-year presentation and all amounts presented are in millions except per share amounts.

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

         In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of results of operations for such periods, but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the fiscal 2000 Annual Report on Form 10-K of The Kroger Co. filed with the SEC on May 2, 2001.

         The unaudited information included in the consolidated financial statements for the second quarter and two quarters ended August 18, 2001 and August 12, 2000 includes the results of operations of the Company for the 12-week and 28-week periods then ended.

2.       MERGER-RELATED COSTS

         The Company is continuing to implement its integration plan relating to recent mergers. Total pre-tax merger-related costs incurred were $2 during the second quarter of 2001, and $2 during the second quarter of 2000. Year-to-date pre-tax merger-related costs were $4 in 2001 and $11 in 2000.

         The following table presents the components of the pre-tax merger-related costs:


                                                                          2nd Quarter Ended              Two Quarters Ended
                                                                   ---------------------------------------------------------------
                                                                     August 18,      August 12,      August 18,      August 12,
                                                                        2001            2000            2001            2000
                                                                   --------------- ------------------------------- ---------------
    CHARGES RECORDED AS CASH EXPENDED
       Distribution consolidation................................       $  --           $  --           $  --           $   1
       Administration integration................................          --              --              --               4
                                                                        -----           -----           -----           -----
                                                                                                                            5
    OTHER CHARGES
       Administration integration................................           2               2               4               6
                                                                        -----           -----           -----           -----

    Total merger-related costs...................................       $   2           $   2           $   4           $  11
                                                                        =====           =====           =====           =====


    TOTAL CHARGES
       Distribution consolidation................................       $  --           $  --           $  --           $   1
       Administration integration................................           2               2               4              10
                                                                        -----           -----           -----           -----
    Total merger-related costs...................................       $   2           $   2           $   4           $  11
                                                                        =====           =====           =====           =====

         Distribution Consolidation

         Represents costs to consolidate distribution operations and eliminate duplicate facilities. The year-to-date costs in 2000 represent severance costs incurred and paid.

         Administration Integration

         Includes labor and severance costs related to employees identified for termination in the integration. During each of the first and second quarters of 2001, and the second quarter of 2000, the Company incurred pre-tax costs totaling $2 resulting from issuing restricted stock related to merger synergies. The year-to-date 2000 pre-tax costs include approximately $6 resulting from issuing restricted stock related to merger synergies, and charges of $4 for severance payments recorded as cash was expended. The restrictions on the stock awards lapse to the extent that synergy goals are achieved.

         The following table is a summary of the changes in accruals related to various business combinations:

                                                                                 Facility        Employee       Incentive Awards
                                                                              Closure Costs      Severance     and Contributions
                                                                             ----------------- -------------- ---------------------
         Balance at January 29, 2000.......................................       $  130           $   29            $   29
             Additions......................................................          --               --                10
             Payments.......................................................         (17)             (11)               (4)
                                                                                  ------           ------            ------

         Balance at February 3, 2001.......................................          113               18                35
             Additions......................................................          --               --                 4
             Payments.......................................................         (14)              (8)               (9)
                                                                                  ------           ------            ------

         Balance at August 18, 2001........................................       $   99           $   10            $   30
                                                                                  ======           ======            ======


3.       ONE-TIME ITEMS

         In addition to the merger-related costs described above, the Company incurred pre-tax one-time expenses of $24 and $89 for year-to-date 2001 and 2000, respectively. The one-time items incurred during 2001 included approximately $5 related primarily to product costs for excess capacity included as merchandise costs. The remaining $19 in 2001 was included in operating, general and administrative costs and related to employee severance and system conversion costs. All of the costs during 2001 represented cash expenditures. The one-time items incurred during the second quarter of 2001 totaled approximately $9. The second quarter, 2001, items included approximately $2 recorded as merchandise costs, and approximately $7 recorded as operating, general, and administrative costs. The one-time items incurred during 2000 included approximately $19 for inventory write-downs included as merchandise costs. The remaining $70 in 2000 was included in operating, general and administrative costs and related to the closing of stores, severance expenses related to headcount reductions, and other miscellaneous costs. Of the $70, $15 represented cash expenditures and $55 represented charges that were accrued during the quarters. During the first quarter of 2000, we recorded a pre-tax impairment charge of $191. We identified impairment losses for assets to be disposed of, assets to be held and used, and certain investments in former suppliers that have experienced financial difficulty and with whom supply arrangements have ceased.

4.       INCOME TAXES

         The effective income tax rate differs from the expected statutory rate primarily due to the effect of state taxes and non-deductible goodwill.

5.       EARNINGS PER COMMON SHARE

         Diluted earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options.

         The following table provides a reconciliation of earnings and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

                                                          For the Quarter Ended                     For the Quarter Ended
                                                             August 18, 2001                           August 12, 2000
                                                 ----------------------------------------- -----------------------------------------
                                                   Earnings       Shares      Per Share      Earnings        Shares     Per Share
                                                 (Numerator)   (Denominator)    Amount      (Numerator)   (Denominator)   Amount
                                                 -----------------------------------------------------------------------------------

         Basic earnings per common share.......    $    256           805       $  0.32       $    208           824      $  0.25

         Dilutive effect of stock options and
             warrants..........................          --            22                           --            23
                                                   --------      --------                     --------      --------

         Diluted earnings per common share....     $    256           827       $  0.31       $    208           847      $  0.25
                                                   ========      ========                     ========      ========

                                                        For the Two Quarters Ended                For the Two Quarters Ended
                                                             August 18, 2001                           August 12, 2000
                                                 ----------------------------------------- -----------------------------------------
                                                   Earnings       Shares      Per Share      Earnings        Shares     Per Share
                                                 (Numerator)   (Denominator)   Amount       (Numerator)   (Denominator)   Amount
                                                 -----------------------------------------------------------------------------------

         Basic earnings per common share.......    $    559           809       $  0.69       $    308           828      $  0.37

         Dilutive effect of stock options and
             warrants..........................          --            21                           --            21
                                                   --------      --------                     --------      --------

         Diluted earnings per common share....     $    559           830       $  0.67       $    308           849      $  0.36
                                                   ========      ========                     ========      ========

6.       RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," became effective for the Company as of February 4, 2001. SFAS No. 133, as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. Initial adoption of this new accounting standard resulted in the Company recording a liability of $9 million with a corresponding charge recorded as additional paid-in capital, net of income tax effects. An accumulated other comprehensive loss caption was not utilized due to the immateriality of the balance.

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

         As of August 18, 2001, year-to-date derivative instrument liability totaled $15 million. These instruments are designated as, and are considered, effective cash flow hedges. Hedge ineffectiveness was not material during the quarter ended August 18, 2001. A corresponding charge was recorded as a part of additional paid-in capital, net of income tax effects.

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

         SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued by the Financial Accounting Standards Board in late June of 2001. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and SFAS 142 will become effective for the Company on February 3, 2002. The Company is currently analyzing the effect the adoption of these standards will have on its financial statements.

         Statement on Financial Accounting Standards ("SFAS") No. 143, "Asset Retirement Obligations," was issued by the Financial Accounting Standards Board in August of 2001. SFAS 143 will become effective for The Kroger Co. on February 2, 2003. The company is currently analyzing the effect this standard will have on its financial statements.

7.       GUARANTOR SUBSIDIARIES

         Certain of the Company's Senior Notes and Senior Subordinated Notes (the "Guaranteed Notes") are jointly and severally, fully and unconditionally guaranteed by certain Kroger subsidiaries (the "Guarantor Subsidiaries"). At August 18, 2001, a total of approximately $6.0 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly owned subsidiaries of Kroger. Separate financial statements of Kroger and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

         The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow, and equity. Therefore, the non-guarantor subsidiaries' information is not separately presented in the tables below.

         There are no current restrictions on the ability of the Guarantor Subsidiaries to make payments under the guarantees referred to above, but the obligations of each guarantor under its guarantee are limited to the maximum amount as will result in obligations of such guarantor under its guarantee not constituting a fraudulent conveyance or fraudulent transfer for purposes of Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act, or any similar Federal or state law (e.g., adequate capital to pay dividends under corporate laws).

         The following tables present summarized financial information as of August 18, 2001 and February 3, 2001 and for the quarters ended August 18, 2001 and August 12, 2000.

                             CONDENSED CONSOLIDATING
                                 BALANCE SHEETS
                              AS OF AUGUST 18, 2001

                                                                                  Guarantor
                                                              The Kroger Co.     Subsidiaries      Eliminations     Consolidated
                                                              --------------     ------------      ------------     ------------
     Current assets
         Cash...............................................     $       21       $      116        $       --       $      137
         Receivables........................................            112              537                --              649
         Inventories........................................            388            3,651                --            4,039
         Prepaid and other current assets...................            (23)             354                --              331
                                                                 ----------       ----------        ----------       ----------
              Total current assets..........................            498            4,658                --            5,156
     Property, plant and equipment, net.....................          1,040            8,389                --            9,429
     Goodwill, net..........................................              2            3,623                --            3,625
     Other assets...........................................            653             (336)               --              317
     Investment in and advances to subsidiaries.............         10,689               --           (10,689)              --
                                                                 ----------       ----------        ----------       ----------
              Total assets..................................     $   12,882       $   16,334        $  (10,689)      $   18,527
                                                                 ==========       ==========        ==========       ==========

     Current liabilities
         Current portion of long-term debt including
           obligations under capital leases.................     $      315       $       35        $       --       $      350
         Accounts payable...................................            242            2,876                --            3,118
         Other current liabilities..........................            632            1,525                --            2,157
                                                                 ----------       ----------        ----------       ----------
              Total current liabilities.....................          1,189            4,436                --            5,625

     Long-term debt including obligations
         under capital leases...............................          7,826              386                --            8,212
     Other long-term liabilities............................            649              823                --            1,472
                                                                 ----------       ----------        ----------       ----------
              Total liabilities.............................          9,664            5,645                --           15,309
                                                                 ----------       ----------        ----------       ----------

     Shareowners' Equity....................................          3,218           10,689           (10,689)           3,218
                                                                 ----------       ----------        ----------       ----------
              Total liabilities and shareowners' equity.....     $   12,882       $   16,334        $  (10,689)      $   18,527
                                                                 ==========       ==========        ==========       ==========

                             CONDENSED CONSOLIDATING
                                 BALANCE SHEETS
                             AS OF FEBRUARY 3, 2001

                                                                                  Guarantor
                                                              The Kroger Co.     Subsidiaries      Eliminations     Consolidated
                                                              ---------------- ----------------- ----------------------------------
     Current assets
         Cash...............................................     $       25       $      136        $       --       $      161
         Receivables........................................            134              553                --              687
         Inventories........................................            340            3,723                --            4,063
         Prepaid and other current assets...................            148              353                --              501
                                                                 ----------       ----------        ----------       ----------
              Total current assets..........................            647            4,765                --            5,412
     Property, plant and equipment, net.....................            866            7,947                --            8,813
     Goodwill, net..........................................              1            3,638                --            3,639
     Other assets...........................................            653             (338)               --              315
     Investment in and advances to subsidiaries.............         10,670               --           (10,670)              --
                                                                 ----------       ----------        ----------       ----------
              Total assets..................................     $   12,837       $   16,012        $  (10,670)      $   18,179
                                                                 ==========       ==========        ==========       ==========

     Current liabilities
         Current portion of long-term debt including
           obligations under capital leases.................     $      287       $       49        $       --       $      336
         Accounts payable...................................            251            2,758                --            3,009
         Other current liabilities..........................            449            1,588                --            2,037
                                                                 ----------       ----------        ----------       ----------
              Total current liabilities.....................            987            4,395                --            5,382

     Long-term debt including obligations
         under capital leases...............................          7,808              402                --            8,210
     Other long-term liabilities............................            953              545                --            1,498
                                                                 ----------       ----------        ----------       ----------
              Total liabilities.............................          9,748            5,342                --           15,090
                                                                 ----------       ----------        ----------       ----------

     Shareowners' Equity....................................          3,089           10,670           (10,670)           3,089
                                                                 ----------       ----------        ----------       ----------
              Total liabilities and shareowners' equity.....     $   12,837       $   16,012        $  (10,670)      $   18,179
                                                                 ==========       ==========        ==========       ==========

                             CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                  FOR THE 12-WEEK QUARTER ENDED AUGUST 18, 2001

                                                                                  Guarantor
                                                              The Kroger Co.     Subsidiaries      Eliminations     Consolidated
                                                              --------------     ------------      ------------     ------------

     Sales..................................................     $    1,588       $   10,092        $     (195)      $   11,485
     Merchandising costs, advertising, warehousing, and
         transportation.....................................          1,275            7,239              (183)           8,331
     Operating, general and administrative..................            309            1,868                --            2,177
     Rent...................................................             45              125               (12)             158
     Depreciation and amortization..........................              6              240                --              246
     Merger-related costs ..................................              2               --                --                2
                                                                 ----------       ----------        ----------       ----------
              Operating profit (loss).......................            (49)             620                --              571
     Interest expense.......................................           (142)             (10)               --             (152)
     Equity in earnings of subsidiaries.....................            372               --              (372)              --
                                                                 ----------       ----------        ----------       ----------
              Earnings before income tax expense and                    181              610              (372)             419
                extraordinary loss..........................
     Tax expense (benefit)..................................            (75)             238                --              163
                                                                 ----------       ----------        ----------       ----------
              Earnings before extraordinary loss............            256              372              (372)             256
     Extraordinary loss, net of income tax benefit..........             --               --                --               --
                                                                 ----------       ----------        ----------       ----------
              Net earnings..................................     $      256       $      372        $     (372)      $      256
                                                                 ==========       ==========        ==========       ==========


                             CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                  FOR THE 12-WEEK QUARTER ENDED AUGUST 12, 2000


                                                                                  Guarantor
                                                              The Kroger Co.     Subsidiaries      Eliminations     Consolidated
                                                              --------------     ------------      ------------     ------------

     Sales..................................................     $    1,495       $    9,686        $     (164)      $   11,017
     Merchandising costs, advertising, warehousing, and
         transportation.....................................          1,181            7,022              (152)           8,051
     Operating, general and administrative..................            230            1,829                --            2,059
     Rent...................................................             43              124               (12)             155
     Depreciation and amortization..........................             23              211                --              234
     Merger-related costs ..................................              2               --                --                2
                                                                 ----------       ----------        ----------       ----------
              Operating profit (loss).......................             16              500                --              516
     Interest expense.......................................           (145)             (10)               --             (155)
     Equity in earnings of subsidiaries.....................            277               --              (277)              --
                                                                 ----------       ----------        ----------       ----------
              Earnings before income tax expense and
                extraordinary loss..........................            148              490              (277)             361
     Tax expense (benefit)..................................            (62)             213                --              151
                                                                 ----------       ----------        ----------       ----------
              Earnings before extraordinary loss............            210              277              (277)             210
     Extraordinary loss, net of income tax benefit..........             (2)              --                --               (2)
                                                                 ----------       ----------        ----------       ----------
              Net earnings..................................     $      208       $      277        $     (277)      $      208
                                                                 ==========       ==========        ==========       ==========

                             CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                   FOR THE TWO QUARTERS ENDED AUGUST 18, 2001

                                                                                  Guarantor
                                                              The Kroger Co.     Subsidiaries      Eliminations     Consolidated
                                                              --------------     ------------      ------------     ------------
     Sales..................................................     $    3,712       $   23,319        $     (444)      $   26,587
     Merchandising costs, advertising, warehousing, and
         transportation.....................................          2,963           16,819              (416)          19,366
     Operating, general and administrative..................            594            4,418                --            5,012
     Rent...................................................            103              290               (28)             365
     Depreciation and amortization..........................             39              527                --              566
     Merger-related costs ..................................              4               --                --                4
                                                                 ----------       ----------        ----------       ----------
              Operating profit (loss).......................              9            1,265                --            1,274
     Interest expense.......................................           (336)             (21)               --             (357)
     Equity in earnings of subsidiaries.....................            758               --              (758)              --
                                                                 ----------       ----------        ----------       ----------
              Earnings before income tax expense and                    431            1,244              (758)             917
                extraordinary loss..........................
     Tax expense (benefit)..................................           (128)             486                --              358
                                                                 ----------       ----------        ----------       ----------
              Earnings before extraordinary loss............            559              758              (758)             559
     Extraordinary loss, net of income tax benefit..........             --               --                --               --
                                                                 ----------       ----------        ----------       ----------
              Net earnings..................................     $      559       $      758        $     (758)      $      559
                                                                 ==========       ==========        ==========       ==========

                             CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                   FOR THE TWO QUARTERS ENDED AUGUST 12, 2000

                                                                                  Guarantor
                                                              The Kroger Co.     Subsidiaries      Eliminations     Consolidated
                                                              --------------     ------------      ------------     ------------

     Sales..................................................     $    3,484       $   22,233        $     (371)      $   25,346
     Merchandising costs, advertising, warehousing, and
         transportation.....................................          2,757           16,137              (343)          18,551
     Operating, general and administrative..................            628            4,180                --            4,808
     Rent...................................................             92              292               (28)             356
     Depreciation and amortization..........................             51              490                --              541
     Merger-related costs and asset impairment charges .....             11              191                --              202
                                                                 ----------       ----------        ----------       ----------
              Operating profit (loss).......................            (55)             943                --              888
     Interest expense.......................................           (335)             (26)               --             (361)
     Equity in earnings of subsidiaries.....................            519               --              (519)              --
                                                                 ----------       ----------        ----------       ----------
              Earnings before income tax expense and                    129              917              (519)             527
                extraordinary loss..........................
     Tax expense (benefit)..................................           (181)             398                --              217
                                                                 ----------       ----------        ----------       ----------
              Earnings before extraordinary loss............            310              519              (519)             310
     Extraordinary loss, net of income tax benefit..........             (2)              --                --               (2)
                                                                 ----------       ----------        ----------       ----------
              Net earnings..................................     $      308       $      519        $     (519)      $      308
                                                                 ==========       ==========        ==========       ==========

                             CONDENSED CONSOLIDATING
                            STATEMENTS OF CASH FLOWS
                     FOR TWO QUARTERS ENDED AUGUST 18, 2001

                                                                                           Guarantor
                                                                        The Kroger Co.    Subsidiaries      Consolidated
                                                                        --------------    ------------      ------------

           Net cash provided by operating activities..............        $      805        $    1,020       $    1,825
                                                                          ----------        ----------       ----------

               Cash flows from investing activities:
                  Capital expenditures............................               (85)           (1,063)          (1,148)
                  Other...........................................               (80)               32              (48)
                                                                          ----------        ----------       ----------
           Net cash used by investing activities..................              (165)           (1,031)          (1,196)
                                                                          ----------        ----------       ----------
               Cash flows from financing activities:
                  Proceeds from issuance of long-term debt........             1,290                --            1,290
                  Reductions in long-term debt....................            (1,262)              (30)          (1,292)
                  Proceeds from issuance of capital stock.........                46                --               46
                  Treasury stock purchases........................              (485)               --             (485)
                  Other...........................................              (214)                2             (212)
                  Net change in advances to subsidiaries..........               (19)               19               --
                                                                          ----------        ----------       ----------
           Net cash used by financing activities..................              (644)               (9)            (653)
                                                                          ----------        ----------       ----------
           Net (decrease) increase in cash and temporary cash
               investments........................................                (4)              (20)             (24)
               Cash and temporary investments:
                  Beginning of year...............................                25               136              161
                                                                          ----------        ----------       ----------
                  End of year.....................................        $       21        $      116       $      137
                                                                          ==========        ==========       ==========

                             CONDENSED CONSOLIDATING
                            STATEMENTS OF CASH FLOWS
                   FOR THE TWO QUARTERS ENDED AUGUST 12, 2000

                                                                                            Guarantor
                                                                        The Kroger Co.    Subsidiaries      Consolidated
                                                                        --------------    ------------      ------------

           Net cash provided by operating activities..............        $      797        $    1,152       $    1,949
                                                                          ----------        ----------       ----------

               Cash flows from investing activities:
                  Capital expenditures............................               (20)             (818)            (838)
                  Other...........................................               (68)               (6)             (74)
                                                                          ----------        ----------       ----------
           Net cash used by investing activities..................               (88)             (824)            (912)
                                                                          ----------        ----------       ----------
               Cash flows from financing activities:
                  Proceeds from issuance of long-term debt........               525                --              525
                  Reductions in long-term debt....................            (1,301)              (59)          (1,360)
                  Proceeds from issuance of capital stock.........                37                --               37
                  Treasury stock purchases........................              (310)               --             (310)
                  Other...........................................                (9)              (46)             (55)
                  Net change in advances to subsidiaries..........               341              (341)              --
                                                                          ----------        ----------       ----------
           Net cash used by financing activities..................              (717)             (446)          (1,163)
                                                                          ----------        ----------       ----------
           Net decrease in cash and temporary cash
               investments........................................                (8)             (118)            (126)
               Cash and temporary investments:
                  Beginning of year...............................                30               251              281
                                                                          ----------        ----------       ----------
                  End of year.....................................        $       22        $      133       $      155
                                                                          ==========        ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following analysis should be read in conjunction with the consolidated financial statements.

RESULTS OF OPERATIONS

         Total sales for the second quarter of 2001 increased 4.2% to $11.5 billion while year-to-date sales increased 4.9% to $26.6 billion. The increase in sales is attributable to an increase in comparable and identical store sales and an increase in the number of stores due to new store openings and acquisitions. Identical food store sales, which include stores that have been in operation and have not been expanded or relocated for four quarters, grew 0.8% from the second quarter of 2000. Comparable food stores sales, which include relocations and expansions, increased 1.6% over the prior year.

         During the second quarter of 2001, we opened, acquired, relocated, or expanded 38 food stores, remodeled 22 food stores and closed 19 food stores. We operated 2,392 food stores at August 18, 2001 compared to 2,338 food stores at August 12, 2000. As of August 18, 2001, food store square footage totaled 128 million. This represents an increase of 4.0% over August 12, 2000.

         The gross profit rate during the second quarter, excluding one-time expenses and the effect of LIFO, was 27.6% in 2001 and 27.0% in 2000. On this same basis, our year-to-date gross profit rate was 27.3% in 2001 and 26.9% in 2000. During the second quarter of 2001, we incurred $2 million of one-time expenses included in merchandise costs, bringing our year-to-date one-time costs included in merchandise costs for 2001 to $5 million. This compares to $4 million during the second quarter of 2000 and $19 million for year-to-date 2000. Including these one-time expenses, gross profit rates were 27.5% for the second quarter of 2001 and 27.2% year-to date 2001 compared to 27.0% for the second quarter of 2000 and 26.9% for year-to-date 2000. This increase is primarily the result of synergy savings, reductions in product costs through our corporate-wide merchandising programs, and increases in corporate brand sales and profitability. The economies of scale created by the merger have enabled Kroger to reduce costs through coordinated purchasing. Technology and logistics efficiencies have also led to improvements in category management and various other aspects of our operations, resulting in a decreased cost of product.

         We incurred $7 million of pre-tax one-time operating, general and administrative expenses in the second quarter of 2001 compared to $4 million during the second quarter of 2000. Year-to-date these costs were $19 million for 2001 and $70 million for 2000. Excluding these one-time items, operating, general and administrative expenses as a percent of sales were 18.9% during the second quarter of 2001 and 18.8% year-to-date 2001. These rates compare to 18.7% during the second quarter and year-to-date 2000. Including these one-time items, operating, general and administrative expenses as a percent of sales were 19.0% in the second quarter of 2001 and 18.9% year-to-date 2001 compared to 18.7% in the second quarter of 2000 and 19.0% year-to-date 2000. Operating, general and administrative expenses as a percent of sales increased from the prior year primarily because of higher utility and health care benefit costs, offset by increased productivity.

         The effective tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes and non-deductible goodwill. Total goodwill amortization was $26 million in the second quarter of 2001 and $57 million year-to-date 2001 compared to $23 million in the second quarter of 2000 and $54 million year-to-date 2000.

         Net earnings were $256 million or $0.31 per diluted share for the second quarter of 2001. These results represent an increase of approximately 24% over net earnings of $0.25 per diluted share for the second quarter of 2000. Year-to-date net earnings were $559 million or $0.67 per diluted share, which represent an increase of approximately 86% over net earnings of $0.36 per diluted share for year-to-date 2000. Net earnings, excluding merger-related costs and one-time items, were $263 million or $0.32 per diluted share in the second quarter of 2001. These results represent an increase of approximately 19% over net earnings of $224 million, or $0.27 per diluted share excluding merger-related costs, the impairment charge, and one-time items, for the second quarter of 2000. On this same basis, year-to-date earnings before extraordinary loss were $576 million or $0.69 per diluted share, which represent an increase of approximately 19% over earnings of $495 million or $0.58 per diluted share.

MERGER-RELATED COSTS AND OTHER ONE-TIME EXPENSES

         Total pre-tax merger-related costs incurred were $2 million during the second quarter of 2001, and $2 million during the second quarter of 2000. The year-to-date pre-tax merger costs incurred were $4 million during 2001 and $11 million during 2000.

         During the first quarter of 2000, we recorded a pre-tax impairment charge of approximately $191 million. We identified impairment losses for assets to be disposed of, assets to be held and used, and certain investments in former suppliers that have experienced financial difficulty and with whom supply arrangements have ceased.

         In addition to pre-tax merger-related costs that are shown separately on the Consolidated Statements of Earnings, we also incurred other pre-tax one-time expenses that are included in merchandise costs and operating, general and administrative expenses. The one-time expenses of $9 million during the second quarter and $24 million year to date 2001, and $8 million during the second quarter and $89 million year-to-date 2000, were costs related to recent mergers.

         The table below details our pre-tax merger-related costs and one-time items:

                                                                          2nd Quarter Ended                Two Quarters Ended
                                                                    -------------------------------  -------------------------------
                                                                      August 18,      August 12,       August 18,      August 12,
                                                                         2001            2000             2001            2000
                                                                    -------------------------------  -------------------------------
                                                                            (in millions)                    (in millions)
         Merger-related costs......................................    $      2        $      2         $      4        $     11
                                                                       ---------       ---------        ---------       --------
         One-time items related to mergers included in:
            Merchandise costs......................................           2               4                5              19
            Operating, general and administrative..................           7               4               19              70
                                                                       ---------       ---------        ---------       --------
         Total one-time items......................................           9               8               24              89
                                                                       ---------       ---------        ---------       --------
         Impairment charge.........................................          --              --               --             191
                                                                       ---------       ---------        ---------       --------
         Total merger-related costs and other one-time items.......    $     11        $     10         $     28        $    291
                                                                       =========       =========        =========       ========

         Please refer to footnotes two and three of the financial statements for more information on these costs.

LIQUIDITY AND CAPITAL RESOURCES

         Debt Management
         ---------------

         During the second quarter of 2001, we invested approximately $180 million to repurchase approximately 7 million shares of Kroger stock at an average price of $25.30 per share. During the first two quarters of 2001, we repurchased approximately 19.9 million shares of our common stock at an average price of $24.19. During the second quarter of 2001, we purchased approximately 1 million shares to complete our $750 million stock repurchase plan. We also purchased approximately 5 million shares under the $1 billion authorization and approximately 1 million shares under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises.

         We had several lines of credit totaling $3.5 billion, with borrowings of $1.4 billion at August 18, 2001. In addition, we had a fully borrowed $457 million synthetic lease credit facility and a $150 million money market line with no borrowings at August 18, 2001.

         Net debt was $8.5 billion at the end of the second quarter of 2001, an increase of $391 million as compared to the second quarter of the prior year. Net debt is defined as long-term debt, including capital leases and current portion thereof, less investments in debt securities and prefunded employee benefits. Net debt increased $207 million from year-end 2000. These increases are primarily the result of the increased investment in working capital and stock repurchases.

         Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. Some of these covenants are based on EBITDA, which we define as earnings before interest, taxes, depreciation, amortization, LIFO, extraordinary losses, and one-time items. The ability to generate EBITDA at levels sufficient to satisfy the requirements of these agreements is a key measure of our financial strength. We do not intend to present EBITDA as an alternative to any generally accepted accounting principle measure of performance. Rather, we believe the presentation of EBITDA is important for understanding our performance compared to our debt covenants. The calculation of EBITDA is based on the definition contained in our bank credit facilities. This may be a different definition than other companies use. We were in compliance with all EBITDA-based bank credit facilities and indenture covenants on August 18, 2001.

         The following is a summary of the calculation of EBITDA for the first quarter of 2001 and 2000.

                                                                       2nd Quarter Ended                   Two Quarters Ended
                                                               ----------------------------------   --------------------------------
                                                                 August 18,        August 12,          August 18,       August 12,
                                                                    2001              2000                2001             2000
                                                               ----------------------------------   --------------------------------
                                                                         (in millions)                        (in millions)

         Earnings before tax expense and extraordinary loss......  $     419         $     361          $     917         $     527
         Interest................................................        152               155                357               361
         Depreciation............................................        220               211                509               487
         Goodwill amortization...................................         26                23                 57                54
         LIFO....................................................          8                 4                 20                16
         One-time items included in merchandise costs............          2                 4                  5                19
         One-time items included in operating, general and
            administrative expenses..............................          7                 4                 19                70
         Merger-related costs....................................          2                 2                  4                11
         Impairment charges......................................         --                --                 --               191
         Rounding................................................          1                (1)                --                (1)
                                                                   ---------         ---------          ---------         ---------

         EBITDA..................................................  $     837         $     763          $   1,888         $   1,735
                                                                   =========         =========          =========         =========


         Cash Flow
         ---------

         We generated $1.83 billion of cash from operating activities during the first two quarters of 2001 compared to $1.95 billion during the first two quarters of 2000. Cash flow from operating activities decreased in the first two quarters of 2001 largely due to an increase in working capital and an increase in cash tax payments.

         Investing activities used $1.20 billion of cash during the first two quarters of 2001 compared to $912 million in 2000. This increase in use of cash was primarily because of payments for acquisitions and increased capital spending.

         Financing activities used $653 million of cash during the first two quarters of 2001 compared to $1.16 billion during the first two quarters of 2000. This reduction in the use of cash was primarily because of proceeds received from the issuance of debt during 2001 offset by an increase in treasury stock purchases.

CAPITAL EXPENDITURES

         Capital expenditures including acquisitions totaled $540 million in the second quarter of 2001 compared to $384 million in the second quarter of 2000. During the second quarter of 2001 we opened, acquired, expanded, or relocated 38 food stores. We had 19 operational closings and completed 22 within the wall remodels. Square footage increased 4.0%.

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

         Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued by the Financial Accounting Standards Board in late June of 2001. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and SFAS 142 will become effective for The Kroger Co. on February 3, 2002. We are currently analyzing the effect the adoption of these standards will have on its financial statements.

         Statement on Financial Accounting Standards ("SFAS") No. 143, "Asset Retirement Obligations," was issued by the Financial Accounting Standards Board in August of 2001. SFAS 143 will become effective for The Kroger Co. on February 2, 2003. The company is currently analyzing the effect this standard will have on its financial statements.

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

         As of August 18, 2001, we recorded a year-to-date liability of $15 million related to the fair value of its derivative instruments. These instruments are designated as, and are considered, effective cash flow hedges. Hedge ineffectiveness was not material during the quarter ended August 18, 2001. We recorded a corresponding charge as a part of additional paid in capital, net of income tax effects.

         OUTLOOK

         Information provided by us, including written or oral statements made by our representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as integration of the operations of acquired or merged companies, expansion and growth of our business, future capital expenditures and our business strategy, contain forward-looking information. Statements elsewhere in this report and below regarding our expectations, hopes, beliefs, intentions, or strategies are also forward looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. While we believe that the statements are accurate, uncertainties and other factors could cause actual results to differ materially from those statements. In particular:

                  - We expect to reduce net operating working capital as compared to the third quarter of 1999 by a total of $500 million by the end of the third quarter 2004. Our ability to achieve this reduction could be adversely affected by: increases in product costs; our ability to obtain sales growth from new square footage; competitive activity in the markets in which we operate; changes in our product mix; changes in laws and regulations; and other factors. We calculate net operating working capital as detailed in the table below. As of the end of the second quarter of 2001, net operating working capital increased $235 million since the second quarter of 2000. A calculation of net operating working capital, after reclassification of certain balance sheet amounts, based on our definition for the third quarter of 1999, the second quarter of 2000, and the second quarter of 2001 is provided below:


                                                 Third       Second      Second
                                                Quarter      Quarter     Quarter
                                                  1999        2000         2001
                                               -------------------------------------
                                                          (in millions)
         Cash.................................  $    283    $    155     $    137
         Receivables..........................       633         583          649
         FIFO inventory.......................     4,632       4,133        4,375
         Operating prepaid and other assets...       200         252          256
         Accounts payable.....................    (3,222)     (2,940)      (3,118)
         Operating accrued liabilities........    (1,937)     (1,932)      (1,851)
         Prepaid VEBA.........................        --         (56)         (18)
                                                 -------    --------     --------
         Working capital .....................  $    589    $    195     $    430
                                                ========    ========     ========

                  - We obtain sales growth from new square footage, as well as from increased productivity from existing locations. We expect 2001 full year square footage to grow 4.0% to 4.5%, excluding major acquisitions. We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, natural food products, fuel centers, seafood shops, floral shops, and bakeries. We believe the combination store format will allow us to complete effectively with other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. Our square footage growth may not meet our expectations if real estate projects are not completed as scheduled or if a general economic downturn causes us to delay projects. Our projected increases in sales per customer may not be achieved if customers reduce spending for "non-essential" items in our specialty departments.

                  - Our targeted annual earnings per share growth is 16%-18% through the fiscal year ending February 1, 2003 and 15% thereafter. Our ability to achieve this growth could be adversely affected by: general economic conditions; competitive activity in the markets in which we operate; increases in product costs; prolonged union work stoppages; interest rate fluctuations; our ability to obtain sales growth from new square footage; and other factors not specifically identified.

                  - Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis on self-development and ownership of real estate, and on logistics and technology improvements. The continued capital spending in technology focusing on improved store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, should reduce merchandising costs as a percent of sales. We expect our capital expenditures for fiscal 2001 to total $2.0 billion, excluding acquisitions. We intend to use the combination of free cash flow from operations and borrowings under credit facilities to finance capital expenditure requirements. If determined preferable, we may fund capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity.

                  - Based on current operating results, we believe that operating cash flow and other sources of liquidity, including borrowings under our commercial paper program and bank credit facilities, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue responding effectively to competitive conditions.

                  - A decline in sufficient cash flows to support capital expansion plans, share repurchase programs and general operating activities could cause our growth to slow significantly and may cause us to miss our earnings targets, because we obtain some of our sales growth from new square footage.

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

                  - Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental law may have a material impact on our financial statements.

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

                  - Although we currently operate only in the United States, the prices we are charged for imported goods could be affected by civil unrest in foreign countries where our suppliers do business. If we are unable to pass these increases on to our customers our gross margin and EBITDA will suffer.

                  - Interest rate fluctuation and other capital market conditions may cause variability in earnings. Although we use derivative financial instruments to reduce our net exposure to financial risks, we are still exposed to interest rate fluctuations and other capital market conditions.

                  - We cannot foresee the effects of the tragic events of September 11, 2001, or the general economic downtown, upon the Company's business.

         Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. Accordingly, actual events and results may vary significantly from those included in or contemplated or implied by forward-looking statements made by our representatives or us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to market risk from the changes in interest rates as a result of borrowing activities. We continue to utilize interest rate swaps and caps to limit our exposure to rising interest rates. We use derivatives primarily to fix the rates on variable debt and limit the floating rate debt to a total of $2.3 billion or less.

         There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the SEC on May 2, 2001.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      June 21, 2001 - Annual Meeting

         (b) The shareholders elected four directors to serve until the annual meeting of shareholders in 2004 or until their successors have been elected and qualified and ratified the selection of PricewaterhouseCoopers LLP, as Company auditors for 2001. The shareholders also adopted a shareholder proposal requesting that the Board of Directors take steps to implement the annual election of all Board members as opposed to election in classes and defeated a shareholder proposal recommending the Company label and identify all products sold under its brand names or private labels that may contain genetically engineered crops, organisms or products.

                  Votes were cast as follows:

                                                   For             Withheld
                                               -----------       -----------
                  To Serve Until 2004
                  -------------------
                  John L. Clendenin            602,206,422       134,802,546
                  David B. Dillon              605,593,361       131,415,607
                  Bruce Karatz                 606,339,537       130,669,431
                  Thomas H. O'Leary            602,339,635       134,669,333

                                                        For              Against               Withheld        Broker Non-Votes
                                                    ----------         -----------            ----------       ----------------
                  PricewaterhouseCoopers LLP       724,044,937           8,788,911             4,175,120              --

                                                        For              Against               Withheld        Broker Non-Votes
                                                    ----------         -----------            ----------       ----------------
                  Shareholder proposal
                  (declassify Board)               399,384,890         251,811,552            11,002,368           74,810,158

                                                        For              Against               Withheld        Broker Non-Votes
                                                    ----------         -----------            ----------       ----------------
                  Shareholder proposal
                  (genetically engineered items)    91,492,862         506,219,156            64,486,792           74,810,158

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

                  EXHIBIT 99.1 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

         (b) The Company disclosed and filed a new 364 - Day Credit Agreement and Five-Year Credit Agreement, both dated as of May 23, 2001, in its Current Report on Form 8-K dated May 31, 2001; an announcement of first quarter 2001 earnings results in its Current Report on Form 8-K dated June 26, 2001; and an underwriting agreement, pricing agreement, and the Twelfth Supplemental Indenture related to the issuance of $250,000,000 of Debt Securities in the form of Puttable Reset Securities due 2012 in its Current Report on Form 8-K dated August 16, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE KROGER CO.


Dated: October 1, 2001               By:     /s/ Joseph A. Pichler
                                             ----------------------------------
                                                  Joseph A. Pichler
                                                  Chairman of the Board and
                                                     Chief Executive Officer

Dated:  October 1, 2001              By:     /s/ M. Elizabeth Van Oflen
                                             ----------------------------------
                                                  M. Elizabeth Van Oflen
                                                  Vice President and
                                                     Corporate Controller

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