Form 10-Q
period 2001-11-10
KROGER CO
filed 2001-12-21
CIK 56873

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended November 10, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                       to
                                  ---------------------    --------------------


    Commission file number    1-303

                                 THE KROGER CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                      31-0345740
--------------------------------           ------------------------------------
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
Yes   X      No     .
    -----       ---


There were 800,418,690 shares of Common Stock ($1 par value) outstanding as of December 17, 2001.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                         THE KROGER CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                              Third Quarter Ended       Three Quarters Ended
                                                                            -----------------------     ----------------------
                                                                            November 10,  November 4,  November 10, November 4,
                                                                                2001         2000          2001         2000
                                                                              --------     --------      --------     --------

Sales ...................................................................     $ 11,382     $ 10,962      $ 37,969     $ 36,308
                                                                              --------     --------      --------     --------
Merchandise costs, including advertising, warehousing, and transportation        8,265        7,999        27,629       26,574
Operating, general and administrative ...................................        2,253        2,079         7,279        6,879
Rent ....................................................................          146          153           499          493
Depreciation and amortization ...........................................          254          234           820          774
Asset impairment charges ................................................           91         --              91          191
Merger-related costs ....................................................            1            2             5           13
                                                                              --------     --------      --------     --------

   Operating profit .....................................................          372          495         1,646        1,384
Interest expense ........................................................          149          146           506          508
                                                                              --------     --------      --------     --------

   Earnings before income tax expense and extraordinary loss ............          223          349         1,140          876
Income tax expense ......................................................           90          146           448          364
                                                                              --------     --------      --------     --------

   Earnings before extraordinary loss ...................................     $    133     $    203      $    692     $    512
Extraordinary loss, net of income tax benefit ...........................         --             (2)         --             (3)
                                                                              --------     --------      --------     --------

   Net Earnings .........................................................     $    133     $    201      $    692     $    509
                                                                              ========     ========      ========     ========



Earnings per basic common share:
   Earnings before extraordinary loss ...................................     $   0.17     $   0.25      $   0.86     $   0.62
   Extraordinary loss ...................................................         0.00         0.00          0.00         0.00
                                                                              --------     --------      --------     --------

      Net earnings ......................................................     $   0.17     $   0.25      $   0.86     $   0.62
                                                                              ========     ========      ========     ========

Average number of common shares used in basic calculation ...............          801          821           807          826


Earnings per diluted common share:
   Earnings before extraordinary loss ...................................     $   0.16     $   0.24      $   0.84     $   0.60
   Extraordinary loss ...................................................         0.00         0.00          0.00         0.00
                                                                              --------     --------      --------     --------

      Net earnings ......................................................     $   0.16     $   0.24      $   0.84     $   0.60
                                                                              ========     ========      ========     ========

Average number of common shares used in diluted calculation .............          821          845           828          848

--------------------------------------------------------------------------------
                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         THE KROGER CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                   November 10,   February 3,
                                                                       2001          2001
                                                                     --------      --------

ASSETS
Current assets
   Cash ........................................................     $    143      $    161
   Receivables .................................................          685           687
   Inventories .................................................        4,568         4,063
   Prepaid and other current assets ............................          275           501
                                                                     --------      --------

       Total Current Assets ....................................        5,671         5,412

Property, plant and equipment, net .............................        9,522         8,813
Goodwill, net ..................................................        3,618         3,639
Other assets ...................................................          326           315
                                                                     --------      --------

       Total Assets ............................................     $ 19,137      $ 18,179
                                                                     ========      ========

LIABILITIES
Current liabilities
   Current portion of long-term debt including obligations under
        capital leases .........................................     $    389      $    336
   Accounts payable ............................................        3,447         3,009
   Salaries and wages ..........................................          566           603
   Other current liabilities ...................................        1,610         1,434
                                                                     --------      --------

       Total Current Liabilities ...............................        6,012         5,382

Long-term debt including obligations under capital leases ......        8,273         8,210
Other long-term liabilities ....................................        1,647         1,498
                                                                     --------      --------
       Total Liabilities .......................................       15,932        15,090
                                                                     --------      --------

SHAREOWNERS' EQUITY
Preferred stock, $100 par, 5 shares authorized
   and unissued ................................................         --            --
Common stock, $1 par, 1,000 shares authorized: 900 shares issued
   in 2001 and 891 shares issued in 2000 .......................          900           891
Additional paid-in capital .....................................        2,120         2,092
Retained earnings ..............................................        1,796         1,104
Common stock in treasury, at cost, 101 shares in 2001 and
   76 shares in 2000 ...........................................       (1,611)         (998)
                                                                     --------      --------

       Total Shareowners' Equity ...............................        3,205         3,089
                                                                     --------      --------

       Total Liabilities and Shareowners' Equity ...............     $ 19,137      $ 18,179
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

                         THE KROGER CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                   Three Quarters Ended
                                                                -------------------------
                                                                November 10,  November 4,
                                                                    2001         2000
                                                                  -------      -------
Cash Flows From Operating Activities:
    Net earnings ............................................     $   692      $   509
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Extraordinary loss ..................................          --            3
        Depreciation ........................................         736          696
        Goodwill amortization ...............................          84           78
        Non-cash items ......................................         196          282
        Deferred income taxes ...............................         149          151
        Other ...............................................          36           33
        Changes in operating assets and liabilities net of
            effects from acquisitions of businesses:
           Inventories ......................................        (514)        (474)
           Receivables ......................................          20           10
           Accounts payable .................................         723          489
           Other ............................................         232          303
                                                                  -------      -------

               Net cash provided by operating activities ....       2,354        2,080
                                                                  -------      -------

Cash Flows From Investing Activities:
    Capital expenditures ....................................      (1,673)      (1,238)
    Proceeds from sale of assets ............................          51           82
    Payments for acquisitions, net of cash acquired .........        (103)         (67)
    Other ...................................................         112          (27)
                                                                  -------      -------

               Net cash used by investing activities ........      (1,613)      (1,250)
                                                                  -------      -------

Cash Flows From Financing Activities:
    Proceeds from issuance of long-term debt ................       1,300          825
    Reductions in long-term debt ............................      (1,197)      (1,418)
    Debt prepayment costs ...................................          --           (2)
    Financing charges incurred ..............................         (16)         (10)
    Decrease in book overdrafts .............................        (301)          (5)
    Proceeds from issuance of capital stock .................          66           44
    Treasury stock purchases ................................        (611)        (414)
                                                                  -------      -------

               Net cash used by financing activities ........        (759)        (980)
                                                                  -------      -------

Net decrease in cash and temporary cash investments .........         (18)        (150)
Cash and temporary investments:
        Beginning of year ...................................         161          281
                                                                  -------      -------

        End of quarter ......................................     $   143      $   131
                                                                  =======      =======

Supplemental disclosure of cash flow information:
        Cash paid during the year for interest ..............     $   535      $   550
        Cash paid during the year for income ................     $   238      $   167
        taxes
    Non-cash changes related to purchase acquisitions:
           Fair value of assets acquired ....................     $    68      $    91
           Goodwill recorded ................................     $    70      $    30
           Value of stock issued ............................     $    --      $    --
           Liabilities assumed ..............................     $    35      $    54

--------------------------------------------------------------------------------
                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

         Certain prior year and prior quarter amounts have been reclassified to conform to current-year presentation and all amounts presented are in millions except per share amounts.

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

         The unaudited information included in the consolidated financial statements for the third quarter and three quarters ended November 10, 2001 and November 4, 2000 includes the results of operations of the Company for the 12-week and 40-week periods then ended.

2.       MERGER-RELATED COSTS
         --------------------

         The Company is continuing to implement its integration plan relating to recent mergers. Total pre-tax merger-related costs incurred were $1 during the third quarter of 2001, and $2 during the third quarter of 2000. Year-to-date pre-tax merger-related costs were $5 in 2001 and $13 in 2000.

         The following table presents the components of the pre-tax merger-related costs:

                                                  Third Quarter Ended            Three Quarters Ended
                                               ---------------------------    ---------------------------
                                               November 10,    November 4,    November 10,    November 4,
                                                   2001            2000           2001           2000
                                               ------------    -----------    ------------    -----------
CHARGES RECORDED AS CASH EXPENDED
   Distribution consolidation ..........           $ --            $ --            $ --          $  1
   Administration integration ..........             --              --              --             4
                                                   ----            ----            ----          ----
                                                                                                    5
OTHER CHARGES
   Administration integration ..........              1               2               5             8
                                                   ----            ----            ----          ----

Total merger-related costs .............           $  1            $  2            $  5          $ 13
                                                    ===             ===             ===           ===

TOTAL CHARGES
   Distribution consolidation ..........           $ --            $ --            $ --          $  1
   Administration integration ..........              1               2               5            12
                                                   ----            ----            ----          ----
Total merger-related costs .............           $  1            $  2            $  5          $ 13
                                                   ====            ====            ====          ====

         Distribution Consolidation

         Represents costs to consolidate distribution operations and eliminate duplicate facilities. The year-to-date costs in 2000 represented severance costs incurred and paid.

         Administration Integration

         Includes labor and severance costs related to employees identified for termination in the integration. During the third quarter of 2001, and the third quarter of 2000, the Company incurred pre-tax costs totaling $1 and $2, respectively, resulting from issuing restricted stock related to merger synergies. Year-to-date 2001 pre-tax costs resulting from issuing restricted stock related to merger synergies totaled $5. The year-to-date 2000 pre-tax costs included approximately $8 resulting from issuing restricted stock related to merger synergies, and charges of $4 for severance payments recorded as cash was expended. The restrictions on the stock awards lapse to the extent that synergy goals are achieved within the time periods specified. All synergy-based awards have been earned provided that recipients are still employed by the Company on the stated restriction lapsing date.

         The following table is a summary of the changes in accruals related to various business combinations:

                                             Facility        Employee    Incentive Awards
                                            Closure Costs    Severance   and Contributions
                                            -------------    ---------   -----------------
         Balance at January 29, 2000 .          $ 130           $  29           $  29
             Additions ...............             --              --              10
             Payments ................            (17)            (11)             (4)
                                                -----           -----           -----

         Balance at February 3, 2001 .            113              18              35
             Additions ...............             --              --               5
             Payments ................            (17)             (9)             (9)
                                                -----           -----           -----

         Balance at November 10, 2001           $  96           $   9           $  31
                                                =====           =====           =====


3.       ONE-TIME ITEMS
         --------------

         In addition to the merger-related costs described above, the Company incurred pre-tax one-time expenses of $109 and $33 during the third quarters of 2001 and 2000, respectively. One-time items incurred during the third quarter 2001 related to the merger totaled approximately $8. Approximately $2 related to product costs for excess capacity were included as merchandise costs, and approximately $6 related to employee severance and system conversions costs were included as operating, general and administrative costs. Additionally, a one-time charge of approximately $20 related to store closings, and a one-time charge of $81 related to losses on utility contracts, were included as third quarter 2001 operating, general and administrative costs. The $20 charge related to store closings represents the present value of future lease liabilities and other costs required to close 12 stores. The $81 charge for losses on utility contracts represents the present value of the ineffective portion of energy derivative contracts and was recorded in accordance with Statement of Financial Accounting Standards No. 133. Further details of this charge are included in footnote 7. One-time items incurred during the third quarter, 2000 were related to the merger and totaled approximately $33. These items included approximately $8 recorded as merchandise costs, and approximately $25 recorded as operating, general, and administrative costs.

         Year-to-date one-time items totaled $133 and $121 in 2001 and 2000, respectively. Year-to-date, 2001 one-time items related to the merger totaled approximately $32 of cash expenditures. Approximately $7 related to product costs for excess capacity were included as merchandise costs, and approximately $25 related to employee severance and system conversion were included as operating, general and administrative costs. Remaining one-time items in 2001 consist of the $20 charge for store closings and the $81 charge for losses on utility contracts recorded in the third quarter, 2001. Year-to-date, 2000 one-time items related to the merger totaled $121. The items included approximately $16 for inventory writedowns and $11 of other product-related charges included as merchandise costs. The remaining $94 in the first quarter, 2000 was included as operating, general and administrative costs and consisted of $27 of cash expenditures for severance related expenses and $67 in non-cash charges for store closings.

4.       ASSET IMPAIRMENT CHARGES
         ------------------------

         Due to recent investments in stores that did not perform as expected and updated profitability forecasts for 2002 and beyond, the Company performed an impairment review of its long-lived assets. During this review, the Company identified impairment losses for both assets to be disposed of and assets to be held and used and recorded a pre-tax impairment charge of $91 in the third quarter, 2001. Details of these charges are included below. In the first quarter, 2000 the Company recorded a pre-tax impairment charge of $191 after identifying impairment losses for assets to be disposed of, assets to be held and used, and certain investments in former suppliers that had experienced financial difficulty and with whom supply arrangements had ceased. The third quarter, 2001 impairment charge relates to locations that either had not opened, or had only recently opened, as of the first quarter, 2000, and, as a result, estimates of future operating performance for these locations were not determined at that time. As a result, these stores were not considered in the first quarter, 2000 impairment charge.

         Assets to be Disposed of

         The third quarter, 2001 impairment charge for assets to be disposed of relates primarily to the carrying value of land, buildings and equipment for stores that were closed in the third quarter or that management has committed to close by the end of the fiscal year. The impairment charge was determined using the fair value less cost to sell. Fair value less cost to sell used in the impairment calculation was based on third party offers to purchase the assets, or market value for comparable properties, if available. Accordingly, a pre-tax impairment charge related to assets to be disposed of was recognized, reducing the carrying value of fixed assets by $37.

         Assets to be Held and Used

         The third quarter, 2001 impairment charge for assets to be held and used relates primarily to the carrying value of land, buildings, and equipment for stores that will continue to be operated by the Company. Updated projections, based on revised operating plans, were used, on a gross basis, to first determine whether the assets were impaired. Then, discounted cash flows were used to determine the fair value of the assets for purposes of measuring the impairment charge. As a result, an impairment charge related to assets to be held and used was recognized, reducing the carrying value of fixed assets by $54.

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

                                                          For the Quarter Ended                     For the Quarter Ended
                                                            November 10, 2001                          November 4, 2000
                                                 ----------------------------------------- -----------------------------------------
                                                   Earnings       Shares      Per Share      Earnings        Shares     Per Share
                                                 (Numerator)   (Denominator)    Amount     (Numerator)    (Denominator)   Amount
                                                 ------------- ------------- ------------- -------------- --------------------------

         Basic earnings per common share.......    $    133           801       $  0.17       $    201           821      $  0.25

         Dilutive effect of stock options and
             warrants..........................          --            20                           --            24
                                                   ---------     ---------                    ---------     --------

         Diluted earnings per common share....     $    133           821       $  0.16       $    201           845      $  0.24
                                                   =========     =========                    =========     =========

                                                       For the Three Quarters Ended              For the Three Quarters Ended
                                                            November 10, 2001                          November 4, 2000
                                                 ----------------------------------------- -----------------------------------------
                                                   Earnings       Shares      Per Share      Earnings        Shares     Per Share
                                                 (Numerator)   (Denominator)   Amount      (Numerator)     (Denominator)  Amount
                                                 ------------- ------------- ------------- -------------- --------------------------

         Basic earnings per common share.......    $    692           807       $  0.86       $    509           826      $  0.62

         Dilutive effect of stock options and
             warrants..........................          --            21                           --            22
                                                   ---------     ---------                    ---------     --------

         Diluted earnings per common share....     $    692           828       $  0.84       $    509           848      $  0.60
                                                   =========     =========                    =========     =========

         There were options outstanding for approximately 9.2 and 15.4 shares in the third quarter 2001 and the third quarter 2000, respectively, that were excluded from the computations of diluted EPS because their inclusion would have had an anti-dilutive effect on EPS.

7.       RECENTLY ISSUED ACCOUNTING STANDARDS
         ------------------------------------

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," became effective for the Company as of February 4, 2001. SFAS No. 133, as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. Initial adoption of this new accounting standard resulted in the Company recording a liability of $9, primarily related to interest rate swaps designated as cash flow hedges, with a corresponding charge recorded as additional paid-in capital, net of income tax effects. An accumulated other comprehensive loss caption was not utilized due to the immateriality of the balance.

         In accordance with SFAS No. 133, derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as "cash flow" hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is reclassified to current-period earnings when the hedged transaction affects earnings. Changes in the fair value of derivative instruments designated as fair value hedges, along with the corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current-period earnings.

         The Company assesses, both at inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

         As of November 10, 2001, the Company maintains five interest rate swaps and one interest rate collar designated as cash flow hedges of variable rate debt. A liability totaling $21 has been recorded for these instruments. The Company has also recorded a liability of $44 related to a cash flow hedge of electricity purchases, as more fully described below. Hedge ineffectiveness was not material for these instruments during the quarter, and year-to-date, for the period ended November 10, 2001. A corresponding charge was recorded as a part of additional paid-in capital, net of income tax effects. In addition, the Company maintains five interest rate swaps designated as fair value hedges of its fixed rate debt. As of November 10, 2001, an asset totaling $7 has been recorded to reflect the fair value of these swaps, offset by a liability for the same amount to reflect the impact of the change in interest rates on the fair value of the debt.

         During March through May 2001, the Company entered into four separate commitments to purchase electricity from one of its utility suppliers in southern California. At the inception of these contracts, forecasted electricity usage, which was estimated primarily based on historical energy usage, indicated that it was probable that all of the electricity would be utilized in the operations of the company. The Company, therefore, accounted for the contracts in accordance with the normal purchases and normal sales exception under SFAS No. 133, as amended, and no amounts were recorded in the financial statements related to these purchase commitments.

         During the third quarter, 2001 the Company reassessed its projected electricity requirements in southern California. Due primarily to energy conservation programs initiated by the Company in the latter half of 2001, the Company determined that it no longer needed all of the electricity that it had committed to purchase. As a result, one of the contracts, and a portion of a second contract, were deemed to exceed expected electricity usage, thereby eliminating the normal purchases and normal sales exception under SFAS 133 for those contracts, and requiring the fair value of the contracts to be recorded currently in earnings. These contracts will continue to be marked-to-market through current earnings each quarter. Accordingly, the Company recorded a third quarter charge of $81 reflecting the estimated fair value of these contracts through December 2006. The remaining portion of the second contract has been re-designated as a cash flow hedge of future purchases. The other two purchase commitments continue to qualify for the normal purchases and normal sales exception under SFAS No. 133.

         Emerging Issues Task Force (EITF) Issue Nos. 00-14, "Accounting for Certain Sales Incentives;" 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future;" and 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" become effective for The Kroger Co. beginning in the first quarter of 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. The Company continues to assess the effect these new standards will have on the financial statements. The Company expects the adoption of these standards will not have a material effect on its financial statements.

         SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued by the Financial Accounting Standards Board ("FASB") in late June of 2001. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and SFAS 142 will become effective for the Company on February 3, 2002. The Company estimates that adoption of SFAS 142 will improve fiscal 2002 earnings by approximately $90 to $100.

         SFAS No. 143, "Asset Retirement Obligations," was issued by the FASB in August of 2001. SFAS 143 will become effective for The Kroger Co. on February 2, 2003. The Company is currently analyzing the effect this standard will have on its financial statements.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued by the FASB in August of 2001. SFAS 144 will become effective for The Kroger Co. on February 3, 2002. The Company is currently analyzing the effect this standard will have on its financial statements.

8.       SUBSEQUENT EVENTS
         -----------------


         On December 11, 2001, the Company outlined a strategic growth plan that will support additional investment in its core business to grow sales, increase market share, and reduce merchandising and operating, general, and administrative costs by more than $500 over the next two years. As part of the plan to reduce annual operating, general, and administrative costs, the Company will eliminate approximately 1,500 managerial and clerical positions over the next 12 months. The Company will also merge one existing division into two adjacent marketing areas. The Company also has identified new opportunities to further leverage its economies of scale by centralizing additional merchandising and procurement functions. The Company expects to incur a pre-tax charge of approximately $85-$100 to reflect severance and other costs associated with implementing this strategic growth plan. The majority of the charge will be taken in the fourth quarter, 2001.

9.       GUARANTOR SUBSIDIARIES
         ----------------------

         Certain of the Company's Notes (the "Guaranteed Notes") are jointly and severally, fully and unconditionally guaranteed by certain Kroger subsidiaries (the "Guarantor Subsidiaries"). At November 10, 2001 a total of approximately $6.0 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly owned subsidiaries of Kroger. Separate financial statements of Kroger and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

         The following tables present summarized financial information as of November 10, 2001 and February 3, 2001 and for the quarters ended November 10, 2001 and November 4, 2000.

                             CONDENSED CONSOLIDATING
                                 BALANCE SHEETS
                             AS OF NOVEMBER 10, 2001

                                                                             Guarantor
                                                         The Kroger Co.     Subsidiaries      Eliminations     Consolidated
                                                         ---------------- ----------------- ----------------------------------
Current assets
    Cash...............................................     $       20       $      123        $       --       $      143
    Receivables........................................            138              547                --              685
    Inventories........................................            432            4,136                --            4,568
    Prepaid and other current assets...................            (28)             303                --              275
                                                            ---------------  -----------       -----------      ----------
         Total current assets..........................            562            5,109                --            5,671
Property, plant and equipment, net.....................          1,035            8,487                --            9,522
Goodwill, net..........................................             23            3,595                --            3,618
Other assets...........................................            649             (323)               --              326
Investment in and advances to subsidiaries.............         10,395               --           (10,395)              --
                                                            -----------      -----------       ---------------  ----------
         Total assets..................................     $   12,664       $   16,868        $  (10,395)      $   19,137
                                                            ===========      ===========       ===============  ==========

Current liabilities
    Current portion of long-term debt including
      obligations under capital leases.................     $      360       $       29        $       --       $      389
    Accounts payable...................................            238            3,209                --            3,447
    Other current liabilities..........................            556            1,620                --            2,176
                                                            -----------      -----------       -----------      ----------
         Total current liabilities.....................          1,154            4,858                --            6,012

Long-term debt including obligations
    under capital leases...............................          7,605              668                --            8,273
Other long-term liabilities............................            700              947                --            1,647
                                                            -----------      -----------       -----------      ----------
         Total liabilities.............................          9,459            6,473                --           15,932
                                                            -----------      -----------       -----------      ----------

Shareowners' Equity....................................          3,205           10,395           (10,395)           3,205
                                                            -----------      -----------       ---------------  ----------
         Total liabilities and shareowners' equity.....     $   12,664       $   16,868        $  (10,395)      $   19,137
                                                            ===========      ===========       ===============  ==========

                             CONDENSED CONSOLIDATING
                                 BALANCE SHEETS
                             AS OF FEBRUARY 3, 2001

                                                                             Guarantor
                                                         The Kroger Co.     Subsidiaries      Eliminations     Consolidated
                                                         ---------------- ----------------- ----------------------------------
Current assets
    Cash...............................................     $       25       $      136        $       --       $      161
    Receivables........................................            134              553                --              687
    Inventories........................................            340            3,723                --            4,063
    Prepaid and other current assets...................            148              353                --              501
                                                            -----------      -----------       -----------      ----------
         Total current assets..........................            647            4,765                --            5,412
Property, plant and equipment, net.....................            866            7,947                --            8,813
Goodwill, net..........................................              1            3,638                --            3,639
Other assets...........................................            653             (338)               --              315
Investment in and advances to subsidiaries.............         10,670               --           (10,670)              --
                                                            -----------      -----------       ---------------  ----------
         Total assets..................................     $   12,837       $   16,012        $  (10,670)      $   18,179
                                                            ===========      ===========       ===============  ==========

Current liabilities
    Current portion of long-term debt including
      obligations under capital leases.................     $      287       $       49        $       --       $      336
    Accounts payable...................................            251            2,758                --            3,009
    Other current liabilities..........................            449            1,588                --            2,037
                                                            -----------      -----------       -----------      ----------
         Total current liabilities.....................            987            4,395                --            5,382

Long-term debt including obligations
    under capital leases...............................          7,808              402                --            8,210
Other long-term liabilities............................            953              545                --            1,498
                                                            -----------      -----------       -----------      ----------
         Total liabilities.............................          9,748            5,342                --           15,090
                                                            -----------      -----------       -----------      ----------

Shareowners' Equity....................................          3,089           10,670           (10,670)           3,089
                                                            -----------      -----------       ---------------  ----------
         Total liabilities and shareowners' equity.....     $   12,837       $   16,012        $  (10,670)      $   18,179
                                                            ===========      ===========       ===============  ==========

                             CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                 FOR THE 12-WEEK QUARTER ENDED NOVEMBER 10, 2001

                                                                             Guarantor
                                                         The Kroger Co.     Subsidiaries      Eliminations     Consolidated
                                                         ---------------- ----------------- ----------------------------------

Sales..................................................     $    1,603       $    9,993        $     (214)      $   11,382
Merchandising costs, advertising, warehousing, and
    transportation.....................................          1,257            7,210              (202)           8,265
Operating, general and administrative..................            454            1,799                --            2,253
Rent...................................................             27              131               (12)             146
Depreciation and amortization..........................             18              236                --              254
Merger-related costs and asset impairment charges......              1               91                --               92
                                                            -----------      -----------       -----------      ----------
         Operating profit (loss).......................           (154)             526                --              372
Interest expense.......................................           (139)             (10)               --             (149)
Equity in earnings of subsidiaries.....................            315               --              (315)              --
                                                            -----------      -----------       ---------------  ----------
         Earnings before income tax expense and                     22              516              (315)             223
           extraordinary loss..........................
Tax expense (benefit)..................................           (111)             201                --               90
                                                            ---------------  -----------       -----------      ----------
         Earnings before extraordinary loss............            133              315              (315)             133
Extraordinary loss, net of income tax benefit..........             --               --                --               --
                                                            -----------      -----------       -----------      ----------
         Net earnings..................................     $      133       $      315        $     (315)      $      133
                                                            ===========      ===========       ===============  ==========


                             CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                 FOR THE 12-WEEK QUARTER ENDED NOVEMBER 4, 2000

                                                                             Guarantor
                                                         The Kroger Co.     Subsidiaries      Eliminations     Consolidated
                                                         ---------------- ----------------- ----------------------------------

Sales..................................................     $    1,463       $    9,637        $     (138)      $   10,962
Merchandising costs, advertising, warehousing, and
    transportation.....................................          1,083            7,043              (127)           7,999
Operating, general and administrative..................            525            1,554                --            2,079
Rent...................................................             32              132               (11)             153
Depreciation and amortization..........................             19              215                --              234
Merger-related costs ..................................              2               --                --                2
                                                            -----------      -----------       -----------      ----------
         Operating profit (loss).......................           (198)             693                --              495
Interest expense.......................................           (136)             (10)               --             (146)
Equity in earnings of subsidiaries.....................            385               --              (385)              --
                                                            -----------      -----------       ---------------  ----------
         Earnings before income tax expense and
           extraordinary loss..........................             51              683              (385)             349
Tax expense (benefit)..................................           (152)             298                --              146
                                                            ---------------  -----------       -----------      ----------
         Earnings before extraordinary loss............            203              385              (385)             203
Extraordinary loss, net of income tax benefit..........             (2)              --                --               (2)
                                                            ---------------  -----------       -----------      -----------
         Net earnings..................................     $      201       $      385        $     (385)      $      201
                                                            ===========      ===========       ===============  ==========

                             CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                 FOR THE THREE QUARTERS ENDED NOVEMBER 10, 2001

                                                                             Guarantor
                                                         The Kroger Co.     Subsidiaries      Eliminations     Consolidated
                                                         ---------------- ----------------- ----------------------------------

Sales..................................................     $    5,315       $   33,312        $     (658)      $   37,969
Merchandising costs, advertising, warehousing, and
    transportation.....................................          4,220           24,027              (618)          27,629
Operating, general and administrative..................          1,048            6,231                --            7,279
Rent...................................................            130              409               (40)             499
Depreciation and amortization..........................             57              763                --              820
Merger-related costs and asset impairment charges......              5               91                --               96
                                                            -----------      -----------       -----------      ----------
         Operating profit (loss).......................           (145)           1,791                --            1,646
Interest expense.......................................           (475)             (31)               --             (506)
Equity in earnings of subsidiaries.....................          1,073               --            (1,073)              --
                                                            -----------      -----------       ---------------  ----------
         Earnings before income tax expense and                    453            1,760            (1,073)           1,140
           extraordinary loss..........................
Tax expense (benefit)..................................           (239)             687                --              448
                                                            ---------------  -----------       -----------      ----------
         Earnings before extraordinary loss............            692            1,073            (1,073)             692
Extraordinary loss, net of income tax benefit..........             --               --                --               --
                                                            -----------      -----------       -----------      ----------
         Net earnings..................................     $      692       $    1,073        $   (1,073)      $      692
                                                            ===========      ===========       ===============  ==========


                             CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                  FOR THE THREE QUARTERS ENDED NOVEMBER 4, 2000

                                                                             Guarantor
                                                         The Kroger Co.     Subsidiaries      Eliminations     Consolidated
                                                         ---------------- ----------------- ----------------------------------

Sales..................................................     $    4,947       $   31,870        $     (509)      $   36,308
Merchandising costs, advertising, warehousing, and
    transportation.....................................          3,840           23,204              (470)          26,574
Operating, general and administrative..................          1,153            5,726                --            6,879
Rent...................................................            124              408               (39)             493
Depreciation and amortization..........................             70              704                --              774
Merger-related costs and asset impairment charges......             13              191                --              204
                                                            -----------      -----------       -----------      ----------
         Operating profit (loss).......................           (253)           1,637                --            1,384
Interest expense.......................................           (471)             (37)               --             (508)
Equity in earnings of subsidiaries.....................            904               --              (904)              --
                                                            -----------      -----------       ---------------  ----------
         Earnings before income tax expense and                    180            1,600              (904)             876
           extraordinary loss..........................
Tax expense (benefit)..................................           (332)             696                --              364
                                                            ---------------  -----------       -----------      ----------
         Earnings before extraordinary loss............            512              904              (904)             512
Extraordinary loss, net of income tax benefit..........             (3)              --                --               (3)
                                                            ---------------  -----------       -----------      -----------
         Net earnings..................................     $      509       $      904        $     (904)      $      509
                                                            ===========      ===========       ===============  ==========

                             CONDENSED CONSOLIDATING
                            STATEMENTS OF CASH FLOWS
                   FOR THREE QUARTERS ENDED NOVEMBER 10, 2001

                                                                                Guarantor
                                                             The Kroger Co.    Subsidiaries      Consolidated
                                                            ----------------- ---------------- -----------------

Net cash provided by operating activities..............        $      734        $    1,620       $    2,354
                                                               -----------       -----------      ----------

    Cash flows from investing activities:
       Capital expenditures............................              (112)           (1,561)          (1,673)
       Other...........................................                 5                55               60
                                                               -----------       -----------      ----------
Net cash used by investing activities..................              (107)           (1,506)          (1,613)
                                                               ---------------   ---------------  -----------
    Cash flows from financing activities:
       Proceeds from issuance of long-term debt........             1,300                --            1,300
       Reductions in long-term debt....................            (1,443)              246           (1,197)
       Proceeds from issuance of capital stock.........                66                --               66
       Treasury stock purchases........................              (611)               --             (611)
       Other...........................................              (219)              (98)            (317)
       Net change in advances to subsidiaries..........               275              (275)              --
                                                               -----------       ---------------  ----------
Net cash used by financing activities..................              (632)             (127)            (759)
                                                               ---------------   ---------------  -----------
Net (decrease) increase in cash and temporary cash
    investments........................................                (5)              (13)             (18)
    Cash and temporary investments:
       Beginning of year...............................                25               136              161
                                                               -----------       -----------      ----------
       End of year.....................................        $       20        $      123       $      143
                                                               ===========       ===========      ==========

                             CONDENSED CONSOLIDATING
                            STATEMENTS OF CASH FLOWS
                  FOR THE THREE QUARTERS ENDED NOVEMBER 4, 2000

                                                                                 Guarantor
                                                             The Kroger Co.    Subsidiaries      Consolidated
                                                            ----------------- ---------------- -----------------

Net cash provided by operating activities..............        $    1,200        $      880       $    2,080
                                                               -----------       -----------      ----------

    Cash flows from investing activities:
       Capital expenditures............................               (39)           (1,199)          (1,238)
       Other...........................................               (30)               18              (12)
                                                               ---------------   -----------      -----------
Net cash used by investing activities..................               (69)           (1,181)          (1,250)
                                                               ---------------   ---------------  -----------
    Cash flows from financing activities:
       Proceeds from issuance of long-term debt........               825                --              825
       Reductions in long-term debt....................            (1,331)              (87)          (1,418)
       Proceeds from issuance of capital stock.........                44                --               44
       Treasury stock purchases........................              (414)               --             (414)
       Other...........................................                49               (66)             (17)
       Net change in advances to subsidiaries..........              (310)              310               --
                                                               ---------------   -----------      ----------
Net cash used by financing activities..................            (1,137)              157             (980)
                                                               ---------------   -----------      -----------
Net decrease in cash and temporary cash
    investments........................................                (6)             (144)            (150)
    Cash and temporary investments:
       Beginning of year...............................                30               251              281
                                                               -----------       -----------      ----------
       End of year.....................................        $       24        $      107       $      131
                                                               ===========       ===========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following analysis should be read in conjunction with the consolidated financial statements.

RESULTS OF OPERATIONS

         Total sales for the third quarter 2001 increased 3.8% to $11.4 billion while year-to-date sales increased 4.6% to $38 billion. The increase in sales is attributable to an increase in comparable and identical store sales and an increase in the number of stores due to new store openings and acquisitions. Identical food store sales, which include stores that have been in operation and have not been expanded or relocated for four quarters, grew 0.8% from the third quarter of 2000. Comparable food stores sales, which include relocations and expansions, increased 1.4% over the third quarter of 2000.

         During the third quarter of 2001, we opened, acquired, relocated, or expanded 33 food stores, remodeled 26 food stores and closed 15 food stores. We operated 2,401 food stores at November 10, 2001 compared to 2,343 food stores at November 4, 2000. As of November 10, 2001, food store square footage totaled 129 million. This represents an increase of 4.0% over November 4, 2000.

         The gross profit rate during the third quarter, excluding one-time expenses and the effect of LIFO, was 27.5% in 2001 and 27.0% in 2000. On this same basis, our year-to-date gross profit rate was 27.3% in 2001 and 26.9% in 2000. During the third quarter of 2001, we incurred $2 million of one-time expenses included in merchandise costs, bringing our year-to-date one-time costs included in merchandise costs for 2001 to $7 million. This compares to $8 million during the third quarter of 2000 and $27 million year-to-date, 2000. Including these one-time expenses, and excluding the effect of LIFO, gross profit rates were 27.5% for the third quarter 2001 and 27.3% year-to date 2001, compared to 27.0% for the third quarter 2000 and 26.8% year-to-date, 2000. This increase is primarily the result of reductions in product costs through our corporate-wide merchandising programs and increases in corporate brand sales and profitability. The economies of scale created by our merger with Fred Meyer have enabled Kroger to reduce costs through coordinated purchasing. Technology and logistics efficiencies also have led to improvements in category management and various other aspects of our operations, resulting in a decreased cost of product.

         We incurred $107 million of pre-tax one-time operating, general and administrative expenses in the third quarter 2001 compared to $25 million during the third quarter 2000. Year-to-date these costs were $126 million for 2001 and $94 million for 2000. Excluding these one-time items, operating, general and administrative expenses as a percent of sales were 18.9% during the third quarter of 2001 and 18.8% year-to-date, 2001. These rates compare to 18.8% during the third quarter and 18.7% year-to-date, 2000. Including these one-time items, operating, general and administrative expenses as a percent of sales were 19.8% in the third quarter of 2001 and 19.2% year-to-date, 2001, compared to 19.0% for the third quarter and year-to-date, 2000. Operating, general and administrative expenses as a percent of sales increased from the prior year primarily because of higher utility and health care benefit costs, offset by increased productivity.

         The effective tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes and non-deductible goodwill. Total goodwill amortization was $27 million in the third quarter of 2001 and $84 million year-to-date, 2001, compared to $24.5 million in the third quarter of 2000 and $78 million year-to-date, 2000.

         Net earnings were $133 million, or $0.16 per diluted share, for the third quarter of 2001. These results represent a decrease of approximately 33% compared to net earnings of $0.24 per diluted share for the third quarter of 2000. Year-to-date net earnings were $692 million, or $0.84 per diluted share, which represent an increase of approximately 40% over net earnings of $0.60 per diluted share for year-to-date 2000. Net earnings, excluding merger-related costs, one-time items and impairment charges were $259 million or $0.32 per diluted share in the third quarter of 2001. These results represent an increase of approximately 14% over net earnings of $231 million, or $0.28 per diluted share, excluding merger-related costs and one-time items, for the third quarter of 2000. On this same basis, year-to-date earnings before extraordinary loss were $835 million or $1.01 per diluted share, which represent an increase of approximately 17% over earnings of $729 million or $0.86 per diluted share.

MERGER-RELATED COSTS AND OTHER ONE-TIME EXPENSES

         Total pre-tax merger-related costs incurred were $1 million during the third quarter of 2001, and $2 million during the third quarter of 2000. Year-to-date pre-tax merger-related costs totaled $5 million in 2001 and $13 million in 2000.

         Due to recent investments in stores that did not perform as expected and updated profitability forecasts for 2002 and beyond, we performed an impairment review of our long-lived assets. During this review, we identified impairment losses for both assets to be disposed of and assets to be held and used and recorded a pre-tax impairment charge of $91 million in the third quarter, 2001. In the first quarter, 2000 Kroger recorded a pre-tax impairment charge of $191 million after identifying impairment losses for assets to be disposed of, assets to be held and used, and certain investments in former suppliers that have experienced financial difficulty and with whom supply arrangements had ceased. The third quarter, 2001 impairment charge relates to locations that either had not opened, or had only recently opened, as of the first quarter, 2000, and, as a result, estimates of future operating performance for these locations were not determined at that time. As a result, these stores were not considered in the first quarter, 2000 impairment charge.

         In addition to pre-tax merger-related costs that are shown separately on the Consolidated Statements of Earnings, we incurred pre-tax one-time expenses of $109 million and $33 million during the third quarters of 2001 and 2000, respectively. One-time items related to the merger incurred during the third quarter 2001 totaled approximately $8 million. Additionally, a one-time charge of approximately $20 million related to store closings, and a one-time charge of $81 million related to losses on utility contracts, were included as third quarter 2001 operating, general and administrative costs. The $20 million charge for store closings relates to locations that either had not opened, or had only recently opened, as of the first quarter, 2000, and, as a result, estimates of future operating performance for these locations were not determined at that time. As a result, these stores were not considered in the $67 million one-time charge for store closings recorded in the first quarter, 2000. The $20 million charge in 2001 represents the present value of future lease liabilities and other costs required to close 12 stores. The $81 million charge for losses on utility contracts represents the present value of the ineffective portion of electricity derivative contracts and was recorded in accordance with Statement of Financial Accounting Standards No. 133. One-time items incurred during the third quarter, 2000 were related to the merger and totaled approximately $33 million.

         Year-to-date one-time items totaled $133 million and $121 million in 2001 and 2000, respectively. Year-to-date, 2001 one-time items related to the merger totaled approximately $32 million. Remaining one-time items in 2001 consist of the $20 million charge for store closings and the $81 million charge for losses on utility contracts recorded in the third quarter, 2001. Year-to-date, 2000 one-time items related to the merger totaled $121 million.

         The table below details our pre-tax merger-related costs, impairment charges and one-time items:

                                                                Third Quarter Ended              Three quarters Ended
                                                           -------------------------------  -------------------------------
                                                            November 10,    November 4,      November 10,    November 4,
                                                                2001            2000             2001            2000
                                                           -------------------------------  -------------------------------
                                                                   (in millions)                    (in millions)
Merger-related costs......................................    $      1        $      2         $      5        $     13
                                                              ---------       ---------        ---------       --------
One-time items included in:
   Merchandise costs - related to the merger..............           2               8                7              27
   Operating, general and administrative - related to
     the merger...........................................           6              25               25              94
   Operating, general and administrative - store closings.          20              --               20              --
   Operating, general and administrative - utility
     contracts............................................          81              --               81              --
                                                              ---------       ---------        ---------       --------
Total  one-time items.....................................         109              33              133             121
                                                              ---------       ---------        ---------       --------
Impairment charge.........................................          91              --               91             191
                                                              ---------       ---------        ---------       --------
Total ....................................................    $    201        $     35         $    229        $    325
                                                              =========       =========        =========       ========

         Please refer to footnotes two, three, four and seven of the financial statements for more information on these costs.

LIQUIDITY AND CAPITAL RESOURCES

         DEBT MANAGEMENT

         During the third quarter of 2001, we invested approximately $128 million to repurchase approximately 5 million shares of Kroger stock at an average price of $25.23 per share. During the first three quarters of 2001, we repurchased approximately 25 million shares of our common stock at an average price of $24.40. Of the 5 million shares repurchased in the third quarter, 2001, approximately 4 million shares were purchased under the $1 billion authorization and approximately 1 million shares were purchased under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises.

         We had several lines of credit totaling $3.5 billion, with borrowings of $1.4 billion at November 10, 2001. In addition, we had a fully borrowed $457 million synthetic lease credit facility and a $150 million money market line with borrowings of $65 million at November 10, 2001.

         Net total debt was $8.6 billion at the end of the third quarter of 2001, an increase of $212 million as compared to the third quarter of the prior year. Net total debt is defined as long-term debt, including capital leases and current portion thereof, less investments in debt securities and prefunded employee benefits. Net total debt increased $325 million from year-end 2000. These increases are primarily the result of the increased investment in working capital and stock repurchases.

         Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. Some of these covenants are based on EBITDA, which we define as earnings before interest, taxes, depreciation, amortization, LIFO, extraordinary losses, and one-time items. The ability to generate EBITDA at levels sufficient to satisfy the requirements of these agreements is a key measure of our financial strength. We do not intend to present EBITDA as an alternative to any generally accepted accounting principle measure of performance. Rather, we believe the presentation of EBITDA is important for understanding our performance compared to our debt covenants. The calculation of EBITDA is based on the definition contained in our bank credit facilities. This may be a different definition than other companies use. We were in compliance with all EBITDA-based bank credit facilities and indenture covenants on November 10, 2001.

         The following is a summary of the calculation of EBITDA for the third quarters of 2001 and 2000, and the respective three quarters then ended.

                                                             Third Quarter Ended                 Three quarters Ended
                                                      ----------------------------------   ----------------------------------
                                                       November 10,       November 4,        November 10,      November 4,
                                                           2001              2000                2001             2000
                                                      ----------------------------------   ----------------------------------
                                                                (in millions)                        (in millions)

Earnings before tax expense and extraordinary loss......  $     223         $     349          $   1,140         $     876
Interest................................................        149               146                506               508
Depreciation............................................        227               209                736               696
Goodwill amortization...................................         27                25                 84                78
LIFO....................................................          7                (6)                27                10
One-time items included in merchandise costs............          2                 8                  7                27
One-time items included in operating, general and
   administrative expenses..............................        107                24                126                94
Merger-related costs....................................          1                 2                  5                13
Impairment charges......................................         91                --                 91               191
Rounding................................................         --                --                 --                (1)
                                                          ----------        ---------          ----------        ----------

EBITDA..................................................  $     834         $     757          $   2,722         $   2,492
                                                          ==========        =========          ==========        =========

         CASH FLOW

         We generated $2.35 billion of cash from operating activities during the first three quarters of 2001 compared to $2.08 billion during the first three quarters of 2000. Cash flow from operating activities increased in the first three quarters of 2001 largely due to an increase in earnings and an increase in trade accounts payable.

         Investing activities used $1.61 billion of cash during the first three quarters of 2001 compared to $1.25 billion in 2000. This increase in use of cash was primarily due to payments for acquisitions and increased capital spending.

         Financing activities used $759 million of cash during the first three quarters of 2001 compared to $980 million during the first three quarters of 2000. This reduction in the use of cash was primarily because of proceeds received from the issuance of debt during 2001 offset by an increase in treasury stock purchases and a decrease in book overdrafts.

CAPITAL EXPENDITURES

         Capital expenditures including acquisitions totaled $530 million in the third quarter of 2001 compared to $400 million in the third quarter of 2000. During the third quarter of 2001 we opened, acquired, expanded, or relocated 33 food stores. We had 15 operational closings and completed 26 within the wall remodels. Square footage increased 4.0%.

OTHER ISSUES

         Kroger has completed the $750 million stock repurchase program announced in April 2000 and continues to repurchase Kroger stock under the $1 billion repurchase program authorized in March 2001. This program had remaining authorized purchases of approximately $766 million as of third quarter, 2001.

         Emerging Issues Task Force (EITF) Issue Nos. 00-14, "Accounting for Certain Sales Incentives;" 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future;" and 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" become effective for Kroger beginning in the first quarter of 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. We continue to assess the effect these new standards will have on the financial statements. We expect the adoption of these standards will not have a material effect on our financial statements.

         Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued by the Financial Accounting Standards Board in late June of 2001. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and SFAS 142 will become effective for Kroger on February 3, 2002. We estimate that adoption of SFAS 142 will improve fiscal 2002 earnings by approximately $90 million to $100 million.

         Statement of Financial Accounting Standards ("SFAS") No. 143, "Asset Retirement Obligations," was issued by the Financial Accounting Standards Board in August of 2001. SFAS 143 will become effective for Kroger on February 2, 2003. We are currently analyzing the effect this standard will have on its financial statements.

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," became effective for Kroger as of February 4, 2001. SFAS No. 133, as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. Initial adoption of this new accounting standard resulted in Kroger recording a liability of $9 million, primarily related to interest rate swaps designated as cash flow hedges, with a corresponding charge recorded as additional paid-in capital, net of income tax effects. An accumulated other comprehensive loss caption was not utilized due to the immateriality of the balance.

         In accordance with SFAS No. 133, derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as "cash flow" hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is reclassified to current-period earnings when the hedged transaction affects earnings. Changes in the fair value of derivative instruments designated as fair value hedges, along with the corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current-period earnings.

         We assess, both at inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of hedged items. If we determine that a derivative is not highly effective as a hedge or ceases to be highly effective, we discontinue hedge accounting prospectively.

         As of November 10, 2001, we maintain five interest rate swaps and one interest rate collar designated as cash flow hedges of variable rate debt. We recorded a liability totaling $21 million for these instruments. We also recorded a liability of $44 million related to a cash flow hedge of electricity purchases, as more fully described below. Hedge ineffectiveness was not material for these instruments during the quarter, and year-to-date, for the period ended November 10, 2001. We recorded a corresponding charge as a part of additional paid-in capital, net of income tax effects. In addition, we maintain five interest rate swaps designated as fair value hedges of its fixed rate debt. As of November 10, 2001, we recorded an asset totaling $7 million to reflect the fair value of these swaps, offset by a liability for the same amount to reflect the impact of the change in interest rates on the fair value of the debt.

         During March through May of 2001, we entered into four separate commitments to purchase electricity from one of our utility suppliers in southern California. At the inception of these contracts, forecasted electricity usage, which was estimated primarily based on historical energy usage, indicated that it was probable that all of the electricity would be utilized in the operations of the company. We, therefore, accounted for the contracts in accordance with the normal purchases and normal sales exception under SFAS No. 133, as amended, and no amounts were recorded in the financial statements related to these purchase commitments.

         During the third quarter, 2001 we reassessed our projected energy requirements in southern California. Due primarily to energy conservation programs initiated by Kroger in the latter half of 2001 we determined we no longer needed all of the energy which we had committed to purchase. As a result, one of the contracts, and a portion of a second contract, were deemed to exceed expected energy usage, thereby eliminating the normal purchases and normal sales exception under SFAS 133 for those contracts, and requiring the fair value of the contracts to be recorded currently in earnings. These contracts will continue to be marked-to-market through current earnings each quarter. Accordingly, we recorded a third quarter charge of $81 million reflecting the estimated fair value of these contracts through December 2006. The remaining portion of the second contract has been re-designated as a cash flow hedge of future purchases. The other two purchase commitments continue to qualify for the normal purchases and normal sales exception under SFAS No. 133.

         Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued by the Financial Accounting Standards Board in August of 2001. SFAS 143 will become effective for Kroger on February 3, 2002. We are currently analyzing the effect this standard will have on the financial statements.

         OUTLOOK

         Information provided by us, including written or oral statements made by our representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as integration of the operations of acquired or merged companies, expansion and growth of our business, future capital expenditures and our business strategy, contain forward-looking information. Statements elsewhere in this report and below regarding our expectations, hopes, beliefs, intentions, or strategies are also forward looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. While we believe that the statements are accurate, uncertainties and other factors could cause actual results to differ materially from those statements. In particular:

           - We expect to reduce net operating working capital as compared to the third quarter of 1999 by a total of $500 million by the end of the third quarter 2004. Our ability to achieve this reduction could be adversely affected by: increases in product costs; our ability to obtain sales growth from new square footage; competitive activity in the markets in which we operate; changes in our product mix; changes in laws and regulations; and other factors. We calculate net operating working capital as detailed in the table below. As of the end of the third quarter of 2001, net operating working capital increased $67 million since the third quarter of 2000, but decreased $44 million since the third quarter of 1999. A calculation of net operating working capital, after reclassification of certain balance sheet amounts to conform to current year presentation, for the third quarter of 1999, the third quarter of 2000, and the third quarter of 2001 is provided below:

                                                  Third       Third        Third
                                                 Quarter   Quarter 2000   Quarter
                                                  1999                     2001
                                               -------------------------------------
                                                          (in millions)
         Cash...................................$    283    $    130     $    143
         Receivables............................     633         628          685
         FIFO inventory.........................   4,632       4,744        4,910
         Operating prepaid and other assets.....     200         186          207
         Accounts payable.......................  (3,222)     (3,300)      (3,447)
         Operating accrued liabilities..........  (1,937)     (1,907)      (1,953)
         Prepaid VEBA...........................      --          (3)          --
                                                  -------   ---------------------
         Working capital .......................$    589    $    478     $    545
                                                =========   ========     ========

           - We obtain sales growth from new square footage, as well as from increased productivity from existing locations. We expect 2001 full year square footage to grow 4.0% to 4.5%, excluding major acquisitions. We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, natural food products, fuel centers, seafood shops, floral shops, and bakeries. We believe the combination store format will allow us to compete effectively with other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. Our square footage growth may not meet our expectations if real estate projects are not completed as scheduled or if a general economic downturn causes us to delay projects. Our projected increases in sales per customer may not be achieved if customers reduce spending for "non-essential" items in our specialty departments.

           - On December 11, 2001, Kroger outlined a strategic growth plan that will support additional investment in core business to grow sales and increase market share. We intend to achieve identical supermarket store sales growth of 2% to 3% above product cost inflation and reduce merchandising and operating, general, and administrative costs by more than $500 million over the next two years. As part of the plan to reduce annual operating, general, and administrative costs, Kroger will eliminate approximately 1,500 managerial and clerical positions over the next 12 months. We also will merge one existing division into two adjacent marketing areas. We have also identified new opportunities to further leverage our economies of scale by centralizing additional merchandising and procurement functions.

                  As part of the plan, we have established a long-term, sustainable annual earnings-per-share ("EPS") growth target of 13%-15% beginning in fiscal 2004. For fiscal 2002 and 2003, we expect annual EPS growth of 10%-12%. We also estimate that adoption of SFAS 142 will improve fiscal 2002 earnings by approximately $90 million to $100 million beyond the expected growth rate of 10%-12%.

                  Kroger estimates free cash flow to be approximately $550-$650 in fiscal 2002. The estimate reflects capital spending of $2.1 billion, which is consistent with prior plans, and a net working capital reduction of $100 million.

                  We expect to incur a pre-tax charge of approximately $85-$100 million to reflect severance and other costs associated with implementing this strategic growth plan. The majority of the charge will be taken in the fourth quarter, 2001.

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

            - This analysis contains certain forward-looking statements about Kroger's future performance. These statements are based on management's assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected growth in earnings per share ("EPS"); working capital reduction; a decline in our net total debt-to-EBITDA ratio; our ability to generate free cash flow; and our strategic growth plan, and are indicated by words or phrases such as "comfortable," "committed," "expects," "goal," and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. Our ability to achieve annual EPS growth goals will be affected primarily by pricing and promotional activities of existing and new competitors, including non-traditional food retailers, and our response to these actions intended to increase market share. In addition, Kroger's EPS growth goals could be affected by: increases in product costs; newly opened or consolidated distribution centers; our ability to obtain sales growth from new square footage; competitive activity in the markets in which we operate; changes in our product mix; and changes in laws and regulations. Our ability to reduce our net total debt-to-EBITDA ratio could be adversely affected by: our ability to generate sales growth and free cash flow; interest rate fluctuations and other changes in capital market conditions; Kroger's stock repurchase activity; unexpected increases in the cost of capital expenditures; acquisitions; and other factors. The results of our strategic growth plan and our ability to generate free cash flow to the extent expected could be adversely affected if any of the factors identified above negatively impact our operations. In addition, the timing of the execution of the plan could adversely impact our EPS and sales results.

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

            - We cannot fully foresee the effects of the general economic downtown upon Kroger's business. We have assumed the economic situation and competitive situations will not improve significantly for the next two years.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to market risk from the changes in interest rates as a result of borrowing activities. To manage the volatility of this risk in a cost effective manner, we continue to utilize interest rate swaps and caps. We use derivatives to manage the Company's interest cost and limit the floating rate debt to a total of $2.3 billion or less.

         There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the SEC on May 2, 2001.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           On September 13, 1996, a class action lawsuit titled McCampbell, et al., v. Ralphs Grocery Company, et al., was filed in the Superior Court of the State of California, County of San Diego, against Ralphs Grocery Company ("Ralphs/Food 4 Less") and two other grocery chains operating in the Southern California area. The complaint alleged, among other things, that Ralphs/Food 4 Less and others conspired to fix the retail price of eggs in Southern California. The plaintiffs claimed that the defendants' actions violated the provisions of the California Cartwright Act and constituted unfair competition. The plaintiffs sought damages they purported to have sustained as a result of the defendants' alleged actions, which damages were subject to trebling under the applicable statute, and an injunction from future actions in restraint of trade and unfair competition. A class was certified consisting of all retail purchasers of white chicken eggs sold by the dozen in Los Angeles, Riverside, San Diego, Imperial, and Orange counties from September 13, 1992.

           The case proceeded to trial before a jury in July and August 1999. On September 2, 1999, the jury returned a verdict in favor of Ralphs/Food 4 Less and against the plaintiffs. Judgment was entered in favor of Ralphs/Food 4 Less on November 1, 1999. Plaintiffs appealed the judgment and the Court of Appeals affirmed the judgment in favor Ralphs/Food 4 Less. Plaintiffs have filed a petition for review with the California Supreme Court.

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

                  EXHIBIT 99.1 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

            (b) The Company filed an announcement of second quarter, 2001 earnings results in its Current Report on Form 8-K dated September 19, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  THE KROGER CO.


Dated: December 21, 2001             By:     /s/ Joseph A. Pichler
                                             ----------------------------------
                                                  Joseph A. Pichler
                                                  Chairman of the Board and
                                                     Chief Executive Officer

Dated:  December 21, 2001            By:     /s/ M. Elizabeth Van Oflen
                                             ----------------------------------
                                                  M. Elizabeth Van Oflen
                                                  Vice President and
                                                     Corporate Controller

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