Form 10-K
period 2002-02-02
KROGER CO
filed 2002-05-01
CIK 56873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED February 2, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 1-303

THE KROGER CO.

(Exact name of registrant as specified in its charter)

Ohio	31-0345740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1014 Vine Street, Cincinnati, OH 45202	45202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code     (513) 762-4000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock $1 par value	New York Stock Exchange
794,109,633 shares outstanding on April 24, 2002

Securities registered pursuant to section 12(g) of the Act:
NONE

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒       No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K.    ☐

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of March 11, 2002: $17,882,235,374.

Documents Incorporated by Reference:
Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before June 2, 2002, incorporated by reference into Parts II and III of Form 10-K.

PART I

ITEM 1. BUSINESS

The Kroger Co. (the "Company") was founded in 1883 and incorporated in 1902. As of February 2, 2002, the Company was one of the largest grocery retailers in the United States based on annual sales. The Company also manufactures and processes food for sale by its supermarkets. The Company's principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202 and its telephone number is (513) 762-4000.

On May 27, 1999 Kroger issued 312 million shares of Kroger common stock in connection with a merger, for all of the outstanding common stock of Fred Meyer Inc., which operated stores primarily in the Western region of the United States. The merger was accounted for as pooling of interest, and the accompanying financial statements have been restated to give effect to the consolidated results of Kroger and Fred Meyer for all years presented.

As of February 2, 2002, the Company, directly or through subsidiaries, operated 2,418 supermarkets, most of which were leased. The Company's current strategy of growth places an emphasis on self-development and ownership of store real estate. Supermarkets are generally operated under one of the Company's three operating formats: combination food and drug stores ("combo stores"); multi-department stores; or price impact warehouse stores. The combo stores are the Company's primary food store format. The combo stores are able to earn a return above the cost of capital by drawing customers from a 2-2 1/2 mile radius. The Company finds this format to be successful because the stores are large enough to offer the specialty departments that customers desire for one-stop shopping, including "whole health" sections, pharmacies, pet centers and world-class perishables, such as fresh seafood and organic produce. The Company operates its stores under several banners that have strong local ties and brand equity.

In addition to supermarkets, the Company, directly or through subsidiaries, operated 789 convenience stores, 227 supermarket fuel centers, and 427 fine jewelry Stores. Our subsidiaries owned and operated 694 of the convenience stores while 95 were operated through franchise agreements. The convenience stores offer a limited assortment of staple food items, general merchandise and, in most cases, sell gasoline. The Company employs approximately 288,000 full and part-time employees.

The Company intends to develop new food and convenience store locations and will continue to assess existing stores as to possible replacement, remodeling, enlarging, or closing.

MERCHANDISING AND MANUFACTURING

Corporate brand products play an important role in the Company's merchandising strategy. Supermarket divisions typically stock approximately 7,500 private label items. The Company's corporate brand products are produced and sold in three quality "tiers." Private Selection(R) is the premium quality brand designed to meet or beat the "gourmet" or "upscale" national or regional brands. The "banner brand" (Kroger, Ralphs, King Soopers, etc.), which represents the majority of our private label items, is designed to be equal or better than the national brand and carries the "Try It, Like It, or Get the National Brand Free" guarantee. FMV (For Maximum Value) is the value brand, which is designed to deliver good quality at a very affordable price.

Approximately two-thirds of the corporate brand units sold are produced in one of the Company's manufacturing plants; the remainder are produced to strict Company specifications by outside manufacturers. Management performs a “make or buy” analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of February 2, 2002, the Company, directly or through subsidiaries, operated 41 manufacturing plants. These plants consisted of 15 dairies, 11 deli or bakery plants, five grocery product plants, five ice cream or beverage plants, three meat plants, and two cheese plants.

SEGMENTS

The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores in the Midwest, South and West. The Company's retail operations, which represent approximately 99% of consolidated sales, is its only reportable segment. All of the Company's operations are domestic.

ITEM 2. PROPERTIES

As of February 2, 2002, the Company operated more than 3,000 owned or leased supermarkets, convenience stores, distribution warehouses, and food processing facilities through divisions, marketing areas, subsidiaries or affiliates. These facilities are located principally in the Southern, Midwestern, and Western portions of the United States. A majority of the properties used to conduct the Company's business are leased.

The Company generally owns store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment. The total cost of the Company's owned assets and capitalized leases at February 2, 2002 was $15,677 million while the accumulated depreciation was $6,020 million.

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

ITEM 3. LEGAL PROCEEDINGS

On September 13, 1996, a class action lawsuit titled McCampbell, et al. v. Ralphs Grocery Company, et al, was filed in the Superior Court of the State of California, County of San Diego, against Ralphs Grocery Company (“Ralphs/Food 4 Less”) and two other grocery store chains operating in the Southern California area. The complaint alleged, among other things, that Ralphs/Food 4 Less and others conspired to fix the retail price of eggs in Southern California. The plaintiffs claimed that the defendants' actions violated provisions of the California Cartwright Act and constituted unfair competition. The plaintiffs sought damages they purported to have sustained as a result of the defendants' alleged actions, which damages were subject to trebling under the applicable statute, and an injunction from future actions in restraint of trade and unfair competition. A class was certified consisting of all retail purchasers of white chicken eggs sold by the dozen in Los Angeles, Riverside, San Diego, San Bernardino, Imperial and Orange counties from September 13, 1992.

The case proceeded to trial before a jury in July and August 1999. On September 2, 1999, the jury returned a verdict in favor of Ralphs/Food 4 Less and against the plaintiffs. Judgment was entered in favor of Ralphs/Food 4 Less on November 1, 1999. Plaintiffs appealed the judgment and the Court of Appeals affirmed the judgment in favor of Ralphs/Food 4 Less. Plaintiffs filed a petition for review with the California Supreme Court. That petition was denied.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE RANGE

	2001		2000
Quarter	High	Low	High	Low
1st	$25.85	$21.16	$21.94	$14.06
2nd	$27.03	$23.10	$23.19	$17.94
3rd	$27.66	$22.70	$23.75	$19.88
4th	$25.94	$19.60	$27.94	$22.06

Main trading market—New York Stock Exchange (Symbol KR)

Number of shareowners at year-end 2001: 54,506

Number of shareowners at April 24, 2002: 54,124

Determined by number of shareholders of record

The Company has not paid dividends on its Common Stock for the past three fiscal years. Under the Company's Credit Agreement dated May 23, 2001, the Company is prohibited from paying cash dividends during the term of the Credit Agreement. The Company is permitted to pay dividends in the form of stock of the Company.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended
	February 2, 2002 (52 Weeks)	February 3, 2001 (53 Weeks)	January 29, 2000 (52 Weeks)	January 2, 1999 (53 Weeks)	December 27, 1997 (52 Weeks)
	(In millions, except per share amounts)
Sales	$50,098	$49,000	$45,352	$43,082	$33,927
Gross profit	13,700	13,196	12,036	11,019	8,459
Earnings before extraordinary loss	1,043	880	623	504	589
Extraordinary loss (net of income tax
benefit) (A)	—	(3)	(10)	(257)	(124)
Net earnings	1,043	877	613	247	465
Diluted earnings per share
Earnings before extraordinary loss	1.26	1.04	0.73	0.59	0.79
Extraordinary loss (A)	—	—	(0.01)	(0.30)	(0.16)
Net earnings	1.26	1.04	0.72	0.29	0.63
Total assets	19,087	18,179	17,846	16,604	11,718
Long-term obligations, including obligations
under capital leases	10,100	9,708	9,848	9,307	6,665
Shareowners’ equity	3,502	3,089	2,678	1,927	917
Cash dividends per common share	(B)	(B)	(B)	(B)	(B)

(A)	See Note 9 to Consolidated Financial Statements.

(B)	The Company is prohibited from paying cash dividends under the terms of its Credit Agreement. The Company is permitted to pay dividends in the form of stock of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS COMBINATIONS

On May 27, 1999, Kroger issued 312 million shares of Kroger common stock in connection with a merger, for all of the outstanding common stock of Fred Meyer Inc., which operated stores primarily in the Western region of the United States. The merger was accounted for as a pooling of interest, and the accompanying financial statements have been restated to give effect to the consolidated results of Kroger and Fred Meyer for all years presented.

COMMON STOCK REPURCHASE PROGRAM

On January 29, 1997, we began repurchasing common stock in order to reduce dilution resulting from our employee stock option plans. These repurchases were made using the proceeds, including the tax benefit, from options exercised. The Board of Directors authorized further repurchases of up to $100 million of common stock in October 1997. On October 18, 1998, we rescinded the repurchase program as a result of execution of the merger agreement between Kroger and Fred Meyer. In December 1999, we began a new program to repurchase common stock to reduce dilution resulting from our employee stock option plans. This program is solely funded by proceeds from stock option exercises, including the tax benefit. In January 2000, the Board of Directors authorized an additional repurchase plan for up to $100 million of common stock. During fiscal 1999, we made open market purchases of approximately $4 million under the stock option program and $2 million under the $100 million program. On March 31, 2000, the Board of Directors authorized the repurchase of up to $750 million of Kroger common stock. This repurchase program replaced the $100 million program authorized in January 2000. During fiscal 2000, we made open market purchases of approximately $43 million under the stock option program and $539 million under the $750 million program. On March 1, 2001, the Board of Directors authorized the repurchase of an incremental $1 billion of Kroger common stock. This repurchase program was in addition to the $750 million stock buyback plan. During fiscal 2001, we made open market purchases of approximately $180 million under the stock option program and $209 million to complete the $750 million program. We also made open market purchases of $343 million under the $1 billion authorization. Purchases of stock under the Board approved repurchase programs are made when the expected return exceeds our cost of capital.

CAPITAL EXPENDITURES

Capital expenditures excluding acquisitions totaled $2.1 billion in 2001 compared to $1.6 billion in 2000 and $1.7 billion in 1999, most amounts were used to construct new stores. The table below shows our supermarket storing activity:

	2001	2000	1999
Beginning of year	2,354	2,288	2,191
Opened	59	59	100
Acquired	34	45	78
Closed	(29)	(38)	(81)

End of year	2,418	2,354	2,288

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for 2001 compared to 2000 and 2000 compared to 1999. However, 2001 results are not directly comparable to 2000 results and 2000 results are not directly comparable to 1999 results due to a 53-week year in 2000 and acquisitions.

Sales

Total sales for the 52 weeks of 2001 were $50.1 billion compared to $49.0 billion for the 53 weeks of 2000 and $45.4 billion for the 52 weeks of 1999. These sales amounts represent annual increases of 2.2% in 2001 and 8.0% in 2000. Excluding sales from divested stores and adjusting for the estimated effect of a 53rd week of sales in 2000, annual increases would have been 4.2% in 2001 and 6.0% in 2000. The weak economy and competitive pressures affected total sales in 2001, while the 2000 increase resulted from strong store operations. Identical food store sales (stores in operation and not expanded or relocated for four full quarters) increased 0.9% in 2001 and 1.5% in 2000. Comparable food store sales, which include expansions and relocations, increased 1.5% in 2001 and 1.9% in 2000. Excluding sales at supermarket fuel centers, identical food store sales increased 0.4% and comparable food store sales increased 0.9% in 2001.

Gross Profit

Coordinated purchasing, category management, technology related efficiencies and increases in corporate brand sales have enabled us to increase our gross profit to 27.35% of sales in 2001, from 26.93% in 2000, and 26.54% in 1999. Excluding one-time expenses (described in “Merger-Related Costs and One-Time Expenses” below) and the effect of LIFO, gross profit as a percent of sales increased to 27.42% in 2001, from 26.99% in 2000 and 26.60% in 1999.

Operating, General and Administrative Expenses

Operating, general and administrate expenses as a percent of sales were 18.93% in 2001, 18.68% in 2000, and 18.36% in 1999. Excluding one-time expenses (described in “Merger-Related Costs and One-Time Expenses” below), operating, general and administrative expenses as a percent of sales were 18.65% in 2001, 18.46% in 2000 and 18.30% in 1999. These costs as a percent of sales increased due to higher health care and energy costs in 2001 and 2000. Credit card fees as a percent of sales also increased in 2001. These increased costs offset significant productivity gains at the store level.

EBITDA

Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. Many of these covenants are based on earnings before interest, taxes, depreciation, amortization, LIFO charge, extraordinary loss, and one-time items (“EBITDA”). The ability to generate EBITDA at levels sufficient to satisfy the requirements of these agreements is a key measure of our financial strength. We do not intend the presentation of EBITDA to be an alternative to any generally accepted accounting principle measure of performance. Presentation of EBITDA is based on the definition contained in our bank credit facilities. This may be a different definition than other companies use. We were in compliance with all EBITDA-based bank credit facility and indenture covenants on February 2, 2002.

EBITDA for 2001 increased 5.8% to $3,742 million from $3,536 million in 2000. EBITDA for 2000 increased 13.2% from $3,124 million in 1999, without adjusting for the extra week in 2000. These EBITDA increases were primarily due to economies of scale resulting from increased sales, efficiencies described in “Gross Profit” above, returns from capital investments and returns from recent acquisitions.

The following is a summary of the calculation of EBITDA for the 2001, 2000, and 1999 fiscal years:

	2001 (52 weeks)	2000 (53 weeks)	1999 (52 weeks)
	(In millions)
Earnings before tax expense	$1,711	$1,508	$1,102
Interest	648	675	637
Depreciation	973	907	847
Goodwill amortization	103	101	99
LIFO	23	(6)	(29)
One-time items included in merchandise costs	12	37	58
One-time items included in operating, general and administrative
expenses	140	108	27
Merger-related costs	4	15	383
Restructuring charges	37	—	—
Impairment charges	91	191	—

EBITDA	$3,742	$3,536	$3,124

Income Taxes

Our effective tax rate decreased to 39.1% in 2001 from 41.6% in 2000 and 43.5% in 1999. The decrease in the effective tax rate from 2000 to 2001 was due to the write-off of non-deductible goodwill in 2000 and a lower effective state income tax rate in 2001. The decrease from 1999 to 2000 was due primarily to the absence of non-deductible transaction costs in 2000.

Net Earnings

Net earnings and the effects of merger-related costs, one-time expenses and extraordinary losses for the three years ended February 2, 2002, were:

	2001 (52 weeks)	2000 (53 weeks)	1999 (52 weeks)
	(In millions)
Net earnings	$1,043	$877	$613
Extraordinary loss, net of income tax benefit	—	3	10

Earnings before extraordinary loss	1,043	880	623
Tax benefit due to effect of merger-related costs, one-time expenses, impairment charges, and restructuring charges	(110)	(101)	(142)
One-time expenses	152	145	85
Merger-related costs	4	15	383
Restructuring charges	37	—	—
Impairment charges	91	191	—

Earnings before extraordinary loss excluding merger-related costs, one-time expenses, impairment charges, and restructuring charges	$1,217	$1,130	$949

Diluted earnings per share before extraordinary loss	$1.26	$1.04	$0.73
Diluted earnings per share before extraordinary loss excluding merger-related costs, one-time expenses, impairment charges, and restructuring charges	$1.48	$1.34	$1.11

MERGER-RELATED COSTS AND ONE-TIME EXPENSES

We are continuing to implement our integration plan relating to recent mergers. The integration plan includes distribution consolidation, systems integration, store conversions, store closures and administration integration. Total pre-tax merger-related costs were $4 million in 2001, $15 million in 2000 and $383 million in 1999.

In addition to merger-related costs that are shown separately on the Consolidated Statement of Income, we incurred other pre-tax one-time expenses that are included in merchandise costs and operating, general and administrative expenses. One-time expenses in 2001 included $81 million of losses on energy purchase contracts and $20 million of lease liabilities related to store closings. Expenses in 2000 also included $67 million of lease liabilities for store closings. Remaining one-time expenses incurred during 2001 and 2000, and the 1999 expenses, were costs related to recent mergers.

During 2001 and 2000, we recorded pre-tax impairment charges of $91 million and $191 million, respectively. In 2000, we performed an impairment review due to new divisional leadership and updated profitability forecasts for 2000 and beyond. In 2001, we performed an impairment review due to recent investments by acquired companies in stores that did not perform as expected and updated profitability forecasts for 2002 and beyond. In both years we identified impairment losses for assets to be disposed of and assets to be held and used. In 2000, we also identified impairment losses for certain investments in former suppliers that have experienced financial difficulty and with whom supply arrangements have ceased. The 2001 charge relates to locations that either had not opened, or had only recently opened, when the 2000 impairment review was performed. As a result, estimates of future operating performance for these locations were not determined at that time.

Kroger also recorded a pre-tax $37 million restructuring charge in 2001 primarily for severance agreements associated with its Strategic Growth Plan announced in December 2001.

The table below details all of our merger-related costs and one-time items:

	2001	2000	1999
	(In millions)
Merger-related costs	$4	$15	$383

One-time items related to mergers included in:
Merchandise costs	12	37	58
Operating, general and administrative	39	41	27
Other one-time items included in:
Operating, general and administrative—store closings	20	67	—
Operating, general and administrative—energy contracts	81	—	—

Total one-time items	152	145	85

Restructuring charges	37	—	—
Impairment charges	91	191	—

Total merger-related costs and other one-time items	$284	$351	$468

Please refer to footnotes 3, 4, 5 and 6 to the consolidated financial statements for more information on these items.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in footnote 1 to the consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

We believe that the following accounting policies are the most critical in the preparation of our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Workers’ Compensation Costs

We primarily are self-insured for costs related to workers’ compensation claims. Liabilities are recognized based on claims filed, and an estimate of claims incurred but not yet reported. These liabilities are actuarially determined on a discounted basis. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. We are insured for covered costs in excess of these per claim limits.

The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in such claims can impact amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how such claims ultimately are settled can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a considerable impact on future claim costs and currently recorded liabilities.

Asset Impairments

We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred, such as current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted cash flows utilizing current cash flow information and expected growth rates related to specific stores to the carrying value for those stores. If impairment is identified for long-lived assets other than real property, we compare discounted future cash flows to the asset’s current carrying value and record impairment when the carrying value exceeds the discounted cash flows. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions. Impairment is recognized for the excess of carrying value over estimated fair market value, reduced by estimated direct costs of disposal. Any reductions in the carrying value of assets resulting from the application of this policy are reflected in the income statement as “asset impairment charges.”

Goodwill

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” became effective for Kroger on February 3, 2002. Adoption of this standard will change our method of accounting for goodwill, which totaled $3,594 million as of February 2, 2002. Goodwill no longer will be amortized and instead will be reviewed for impairment on an annual basis. Goodwill amortization expense totaled $103 million in 2001. Non-amortization of goodwill will improve fiscal 2002 net earnings by approximately $96 million.

We will review goodwill for impairment at the operating division level. Generally, fair value will represent a multiple of EBITDA, as defined above in “Results of Operations,” or discounted projected future cash flows and will be compared to the carrying value of a division for purposes of identifying potential impairment. If potential for impairment is identified, the fair value of a division will be measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill. Goodwill impairment will be recognized for any excess of the carrying value of the division’s goodwill over the implied fair value.

The annual impairment review required by SFAS No. 142 requires extensive uses of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results.

We currently are performing our initial goodwill impairment review at the operating division level to determine the effect the adoption of this standard will have on our financial statements.

Store Closing Costs

We provide for closed store liabilities relating to the present value of the estimated remaining noncancelable lease payments after the anticipated closing date, net of estimated subtenant income. We estimate the net lease liabilities using a discount rate to calculate the present value of the remaining rent payments on closed stores. The closed store liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 25 years. As of February 2, 2002, closed store lease liabilities totaled $234 million. For stores we intend to sell, we actively market the stores to potential buyers. Stores held for disposal are reduced to their estimated net realizable value. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect recoverable values. Although we estimate subtenant income, future cash flows and asset recovery values based on our experience and knowledge of the market in which the store expected to be closed is located, our previous efforts to dispose of similar assets and current economic conditions, the ultimate cost of disposition for these leases and related assets is affected by specific real estate markets, inflation rates, and general economic conditions.

Store closings generally are completed within one year after the decision to close. Adjustments to closed store liabilities primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Other costs related to closed store locations are reflected in the income statement as “operating, general and administrative” costs. Reductions in the carrying value of equipment and leasehold improvements related to a closed store are reflected in the income statement as “asset impairment charges” in accordance with our policy on asset impairments. Inventory write-downs, if any, in connection with store closings, are classified in “merchandise costs.” Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period.

Purchase commitments

From time to time, we enter into purchase commitments for various resources, including raw materials utilized in our manufacturing facilities and energy to be used in our stores, manufacturing facilities and administrative offices. Upon entering into these commitments, and on a quarterly basis thereafter, we evaluate the company’s expectation to take delivery of and to utilize those resources in the conduct of our normal course of business. Those commitments for which we expect to utilize or take delivery in a reasonable amount of time in our normal course of business qualify as normal purchases and normal sales. For any commitments for which we do not expect to utilize or take delivery and, as a result, will require net settlement, the contracts are marked to fair value on a quarterly basis.

Benefit Plans

The determination of our obligation and expense for pension and other post-retirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in footnote 18 to the consolidated financial statements and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions materially may affect our pension and other post-retirement obligations and our future expense. Footnote 18 to the consolidated financial statements discusses the impact of a 1% change in the assumed health care cost trend rate on other post-retirement benefit costs and the related liability.

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out, “LIFO”, basis) or market. In total, approximately 94% of inventories for 2001 and 2000 were valued using the LIFO method. Approximately 61% of inventories in 2001 were valued using the LIFO item-cost method and approximately 33% were valued using the LIFO retail method. We will evaluate the benefits of converting the remaining divisions to the item-cost method in the near future. Cost for the balance of the inventories is determined using the first-in, first-out (“FIFO”) method. Replacement cost was higher than the carrying amount by $340 million at February 2, 2002, and $319 million at February 3, 2001. We evaluate inventory shortages throughout the year based on actual physical counts in our facilities. We record allowances for inventory shortages based on the results of these counts to provide for estimated shortages as of the balance sheet date.

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale of our products. Discounts provided to customers at the point of sale are recognized as a reduction in sales as the products are sold.

Merchandise Costs

Vendor rebates, credits and promotional allowances that relate to our buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of merchandise costs as they are earned, in accordance with the underlying agreement.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Cash from operations was $2,347 million in 2001 compared to $2,359 million in 2000 and $1,462 million in 1999. Increased earnings in 2001 were offset by increases in the use of cash for working capital. The increase in 2000 was due to an increase in earnings and our efforts to reduce net operating working capital and improve cash flow.

Cash used by investing activities was $1,965 million in 2001 compared to $1,601 million in 2000 and $1,724 million in 1999. The increase in 2001 was due to increased capital spending. The decrease in 2000 was primarily related to our storing activity and asset acquisitions. During 2001, 2000, and 1999 we had capital expenditures excluding acquisitions of $2,139 million, $1,623 million, and $1,691 million, respectively. We spent $103 million for acquisitions during 2001 compared to $67 million in 2000 and $230 million in 1999. We opened, acquired, expanded, or relocated 146 food stores in 2001, 150 food stores in 2000, and 197 food stores in 1999. During those same periods, we remodeled 99, 115, and 142 food stores, respectively.

Cash used by financing activities was $382 million in 2001 compared to $878 million in 2000. Financing activities provided cash of $280 million in 1999. The decrease in the use of cash in 2001 primarily was due to increased borrowings in 2001, offset by increased treasury stock purchases. The decrease in cash during 2000 was due to a decrease in the amount borrowed and an increase in the treasury shares purchased during 2000.

Debt Management

We have several lines of credit totaling approximately $3.5 billion. Borrowings of approximately $1.4 billion at February 2, 2002, primarily commercial paper borrowings, reduce the funds available under our lines of credit. In addition, we are a party to a $393 million synthetic lease credit facility at February 2, 2002, as further described below in “Factors Affecting Liquidity.”

Total debt, including both the current and long-term portions of capital leases, increased $302 million to $8.8 billion in 2001 and decreased $468 million to $8.5 billion in 2000. The increase in 2001 was due to an increase in capital spending, stock repurchase programs and working capital. The decrease in 2000 was due to the use of free cash flow to pay down outstanding debt balances. We purchased a portion of the debt issued by the lenders of some structured financings in an effort to reduce our effective interest expense. We also prefunded employee benefit costs of $270 million at year-end 2001, $208 million at year-end 2000, and $200 million at year-end 1999. If we exclude the debt incurred to make these purchases, which we classify as investments, and the prefunding of employee benefits, our net total debt would have been $8.5 billion at year-end 2001, compared to $8.3 billion at year-end 2000 and $8.7 billion at year-end 1999.

In addition to the available credit mentioned above, as of February 2, 2002, we had available for issuance $1.25 billion of securities under a shelf registration statement filed with the Securities and Exchange Commission and declared effective on November 13, 2001.

Subsequent Events

On March 26, 2002, we issued $500 million, 6.75% Senior Notes due in 2012. We also entered into two pay variable interest rate swap agreements, with notional amounts totaling $500 million, expiring in 2012.

Factors Affecting Liquidity

We currently borrow on a daily basis approximately $700 to $900 million under our unrated commercial paper (“CP”) program. These borrowings are backed by our credit facilities, and reduce the amount we can borrow under the credit facilities. If our credit rating was to decline below its current level of BBB-/Baa3, the ability to borrow under the CP program could be adversely affected, causing us to have to borrow additional funds under the credit facilities. Borrowings under the credit facilities may be more costly than the money we borrow under our current CP program, depending on the current interest rate environment. However, because our CP program is unrated, we do not anticipate significant difficulties in continuing our CP program in the event of a downgrade of our rated debt.

Although our ability to borrow under the credit facilities is not affected by our credit rating, the interest cost on borrowings under the credit facilities would be affected not only by a decrease in our credit rating, but also a decrease in our Applicable Percentage Ratio (the ratio of consolidated EBITDA to consolidated total interest expense, as defined in the credit facilities). If our credit rating would be downgraded one level or if our Applicable Percentage Ratio were to decrease from 5.98 to 1, at February 2, 2002, to below 4.00 to 1, the cost of our borrowings under the credit facilities would increase at least 0.25%.

If our year-end 2001 net debt to consolidated EBITDA ratio of 2.34 to 1 were to be higher than 3.50 to 1, or our 2001 fixed charge coverage ratio (the ratio of consolidated EBITDA plus rent expense to consolidated interest expense plus rent expense) of 3.42 to 1 would fall below 1.70 to 1, we would be in default of our credit facilities.

The tables below illustrate our significant contractual and other commercial commitments as of year-end 2001 (in millions of dollars):

Contractual Obligations	2002	2003	2004	2005	2006	Thereafter	Total
Long-term debt	$410	$1,281	$290	$801	$960	$4,695	$8,437
Capital lease obligations, net of interest	26	24	23	23	23	292	411
Operating lease obligations	766	727	691	653	609	4,746	8,192
Construction commitments	246	—	—	—	—	—	246
Unconditional purchase obligations	379	138	104	100	86	6	813

	$1,827	$2,170	$1,108	$1,577	$1,678	$9,739	$18,099

Other Commercial Commitments
Credit facilities (1)	$—	$948	$—	$—	$420	$—	$1,368
Standby letters of credit	59	9	4	—	—	—	72
Guarantees of joint-venture debt	8	—	—	—	—	—	8
Synthetic lease guarantee (2)	—	393	—	—	—	—	393

	$67	$1,350	$4	$—	$420	$—	$1,841

(1)	These borrowings also are included in the long-term debt contractual obligation amounts
(2)	Estimated rent payments of approximately $13 million and $1 million in 2002 and 2003, respectively, are included in the operating lease contractual obligation amounts

Our unconditional purchase obligations include purchase commitments to be utilized in the normal course of business, such as several contracts to purchase raw materials utilized in our manufacturing plants and several contracts to purchase energy to be used in our stores and manufacturing facilities. These purchase obligations also include management fees for certain facilities operated by third parties.

We maintain three bank credit facilities. The obligations under the $1,875 million Senior Credit Facility are guaranteed by Kroger and our “material subsidiaries” as defined in the facility. The revolving portion of the Senior Credit Facility is available for general corporate purposes, including the support of Fred Meyer’s commercial paper program. This agreement expires in February 2003. We also maintain an $812.5 million facility that expires in May 2006, and an $812.5 million 364-day facility that expires in May 2002. We currently are involved in negotiations to refinance the current 364-day facility and the $1,875 million Senior Credit Facility with new 364-day and five-year facilities in an aggregate amount not expected to exceed $2.2 billion. Unrated commercial paper borrowings of $799 million and borrowings under money market lines of $100 million at February 2, 2002, have been classified as long-term because we expect that these borrowings will be refinanced using the same type of securities. Additionally, we have the ability to refinance these borrowings on a long-term basis and have presented the amounts as outstanding under the credit facilities. Approximately $44 million of the standby letters of credit are backed by our credit facilities, reducing the borrowing capacity under the credit facilities. Refer to footnote 9 of the financial statements for further details of our debt obligations.

We also maintain in excess of $400 million of surety bonds related primarily to our self-insured insurance costs. These bonds are required by most states in which we are self-insured for workers’ compensation and general liability exposures, and are made with third-party insurance providers to insure payment of our insurance obligations in the event we are unable to make those payments. These bonds do not represent liabilities of Kroger, as we already have liabilities on our books for the insurance costs. However, we do pay annual maintenance fees to have these bonds in place. Market changes may make the surety bonds more costly and, in some instances, availability of these bonds may become more limited, which could affect our costs of or access to such bonds. Although we do not believe such increased costs or decreased availability significantly would impact our ability to access these surety bonds, if this does become an issue, we likely would issue letters of credit against our credit facilities to meet the state bonding requirements. This could both increase our costs and decrease the funds available to us under our credit facilities.

Most of our outstanding public debt is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries. See footnote 22 to the consolidated financial statements for a more detailed discussion of those arrangements. In addition, we have guaranteed half of the indebtedness of two real estate joint ventures in which we are a partner with 50% ownership. Our share of the responsibility for this indebtednesss, should these partnerships be unable to meet their obligations, totals approximately $8 million. Based on the covenants underlying this indebtedness as of February 2, 2002, it is unlikely that we will be responsible for repayment of these obligations.

We also are a party to a financing transaction related to 34 properties which were constructed for total costs of approximately $393 million. Under the terms of the financing transaction, which was structured as a synthetic lease, a special purpose trust owns the properties and leases them to subsidiaries of Kroger. The lease has a term of five years, which expires in February 2003. We pay a variable lease rate of approximately 3.3% at February 2, 2002.

The synthetic lease qualifies as an operating lease and the owner of the special purpose trust has made a substantive residual equity investment. The transaction, therefore, is accounted for off-balance sheet and the related costs are reported as rent expense. As of February 2, 2002, the assets and liabilities of the special purpose trust primarily were comprised of the properties and $379 million of bank debt used to fund the construction of the properties.

In connection with these financing transactions, we have made a residual value guarantee for the leased property equal to 85% of the financing, or $335 million. We believe the market values of the property subject to this financing exceeded the residual value guarantee at year-end 2001. We intend to reduce the synthetic lease facility by approximately $200 million in the first quarter 2002.

Commodity Price Protection

We enter into purchase commitments for various resources, including raw materials utilized in our manufacturing facilities and energy to be used in our stores, manufacturing facilities and administrative offices. We enter into such commitments expecting to take delivery of and to utilize those resources in the conduct of normal business. Those commitments for which we expect to utilize or take delivery in a reasonable amount of time in the normal course of business qualify as normal purchases and normal sales. For any commitments in which we do not expect to take delivery and, as a result, will require net settlement, the contracts are marked to fair value on a quarterly basis.

As more fully described below in “Recently Issued Accounting Standards,” we recorded a pre-tax loss of $81 million in the third quarter 2001 to accrue liabilities for the estimated fair values of energy contracts that no longer qualified for the normal purchases and normal sales exception. As of February 2, 2002, these liabilities totaled $78 million.

IMPACT OF INFLATION

While management believes that some portion of the increase in sales is due to inflation, it is difficult to segregate and to measure the effects of inflation because of changes in the types of merchandise sold year-to-year and other pricing and competitive influences. We believe there was overall inflation in retail prices. We experienced deflation in our costs of product of some commodities due to management’s success in obtaining synergies and the economies of scale resulting from recent mergers. In other commodities such as pharmacy and general merchandise, our costs of product increased. By attempting to control costs and efficiently utilize resources, we strive to minimize the effects of inflation on operations.

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

We indirectly own a 50% interest in the entity that owns the Santee Dairy in Los Angeles, California, and have a product supply agreement with Santee that requires us to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became excess capacity and a duplicate facility. The joint venture is managed independently and has a board comprised of an equal number of members from each partner, plus one independent member. When there is a split vote, this member generally votes with the other partner.

RECENTLY   ISSUED ACCOUNTING   STANDARDS

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” became effective for Kroger as of February 4, 2001. SFAS No. 133, as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. Initial adoption of this new accounting standard resulted in Kroger recording a liability of $9 million, with a corresponding charge recorded as other comprehensive loss, net of income tax effects.

In accordance with SFAS No. 133, derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is reclassified to current-period earnings when the hedged transaction affects earnings. Changes in the fair value of derivative instruments designated as fair value hedges, along with the corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current-period earnings.

We assess, both at inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, we discontinue hedge accounting prospectively.

As of February 2, 2002, we maintain four interest rate swaps and one interest rate collar designated as cash flow hedges of variable rate debt. A liability totaling $11 million has been recorded for these instruments. We also have recorded a liability of $42 million related to a cash flow hedge of electricity purchases, as more fully described below. Hedge ineffectiveness was not material for these instruments during 2001. Corresponding charges were recorded as other comprehensive loss, net of income tax effects. In addition, we maintain five interest rate swaps designated as fair value hedges of fixed rate debt. As of February 2, 2002, a liability totaling $18 million has been recorded to reflect the fair value of these swaps, offset by an asset for the same amount to reflect the impact of the change in interest rates on the fair value of the debt.

During March through May 2001, Kroger entered into four separate commitments to purchase electricity from one of our utility suppliers in southern California. At the inception of these contracts, forecasted electricity usage, which was estimated primarily based on historical energy usage, indicated that it was probable that all of the electricity would be utilized in our operations. We, therefore, accounted for the contracts in accordance with the normal purchases and normal sales exception under SFAS No. 133, as amended, and no amounts were recorded in the financial statements related to these purchase commitments.

During the third quarter 2001, we reassessed our projected electricity requirements in southern California. Due primarily to energy conservation programs initiated by Kroger in the latter half of 2001, we determined that we no longer needed all of the electricity that we had committed to purchase. As a result one of the contracts and a portion of a second contract were deemed to exceed expected electricity usage, thereby eliminating the normal purchases and normal sales exception under SFAS No. 133 for those contracts, and requiring the fair value of the contracts to be recorded currently in earnings. These contracts will continue to be marked-to-market through current earnings each quarter. Accordingly, we recorded a pre-tax third quarter charge of $81 million to accrue liabilities for the estimated fair value of these contracts through December 2006. These liabilities totaled $78 million as of February 2, 2002. The remaining portion of the second contract has been re-designated as a cash flow hedge of future purchases. The other two purchase commitments continue to qualify for the normal purchases and normal sales exception under SFAS No. 133.

A tabular summary of our interest rate swaps and energy purchase commitments that are included in the financial statements is included in footnote 20 to the consolidated financial statements.

SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” were issued by the Financial Accounting Standards Board (“FASB”) in late June of 2001. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and SFAS No. 142 became effective for Kroger on February 3, 2002. Goodwill no longer will be amortized and instead will be reviewed for impairment on an annual basis. We estimate that non-amortization of goodwill will improve fiscal 2002 net earnings by approximately $96 million.

Kroger currently is performing its initial goodwill impairment review at the operating division level to determine the effect the adoption of this standard will have on our financial statements.

SFAS No. 143, “Asset Retirement Obligations,” was issued by the FASB in August of 2001. SFAS No. 143 became effective for Kroger on February 2, 2003. We currently are analyzing the effect this standard will have on our financial statements.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued by the FASB in August of 2001. SFAS No. 144 became effective for Kroger on February 3, 2002. We expect the adoption of this standard will not have a material effect on our financial statements.

Emerging Issues Task Force (EITF) Issue Nos. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future,” and 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” became effective for Kroger beginning in the first quarter of 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. We continue to assess the effect these new standards will have on the financial statements. We expect the adoption of these standards will not have a material effect on our financial statements.

OUTLOOK

This analysis contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected growth in earnings per share (“EPS”); working capital reduction; a decline in our net total debt-to-EBITDA ratio; our ability to generate free cash flow; and our strategic growth plan, and are indicated by words or phrases such as “comfortable,” “committed,” “expects,” “goal,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. Our ability to achieve annual EPS growth goals will be affected primarily by pricing and promotional activities of existing and new competitors, including non-traditional food retailers, our responses to these actions intended to increase market share, and the success of our Strategic Growth Plan announced in December 2001. In addition, Kroger’s EPS growth goals could be affected by: increases in product costs; newly opened or consolidated distribution centers; our ability to obtain sales growth from new square footage; competitive activity in the markets in which we operate; changes in our product mix; and changes in laws and regulations. Our ability to reduce our net total debt-to-EBITDA ratio could be adversely affected by: our ability to generate sales growth and free cash flow; interest rate fluctuations and other changes in capital market conditions; Kroger’s stock repurchase activity; unexpected increases in the cost of capital expenditures; acquisitions; and other factors. The results of our Strategic Growth Plan and our ability to generate free cash flow to the extent expected could be adversely affected if any of the factors identified above negatively impact our operations. In addition, the timing of the execution of the plan could adversely impact our EPS and sales results.

Statements elsewhere in this report and below regarding our expectations, projections, beliefs, intentions or strategies are forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934. While we believe that the statements are accurate, uncertainties about the general economy, our labor relations, our ability to execute our plans on a timely basis and other uncertainties described below could cause actual results to differ materially from those statements. Our forward-looking statements are based on the following assumptions, among others, and if these assumptions prove to be incorrect, our actual results may be adversely affected:

•
We expect to reduce net operating working capital as compared to the third quarter of 1999 by $500 million by the end of the third quarter 2004. We define net operating working capital as current operating assets, before LIFO credit, less current operating liabilities. We do not intend the presentation of net operating working capital to be an alternative to any generally accepted accounting principle measure of performance. Rather we believe this presentation is relevant to an assessment of our operating financial performance for working capital. As of the end of fiscal 2001, net operating working capital has increased $143 million, compared to the fourth quarter of 2000, but decreased $175 million compared to the fourth quarter of 1999. A calculation of net operating working capital based on our definition as of the fourth quarter 2001, the fourth quarter 2000 and the fourth quarter of 1999 is provided in the following table:

	Fourth Quarter 2001	Fourth Quarter 2000	Fourth Quarter 1999
		(In millions)
Cash	$161	$161	$281
Receivables	679	687	635
FIFO inventory	4,518	4,382	4,260
Operating prepaid and other assets	488	410	495
Accounts payable	(3,005)	(3,009)	(2,804)
Operating accrued liabilities	(1,923)	(1,918)	(1,844)
Prepaid VEBA	(270)	(208)	(200)

Net working capital	$648	$505	$823

•
We obtain sales growth from new square footage, as well as from increased productivity from existing locations. During the next two years, Kroger plans to increase square footage by 3.5%—4.5% year over year. We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, natural food products, seafood shops, floral shops, bakeries and fuel centers. We believe the combination store format will allow us to withstand continued competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants.

•
On December 11, 2001, Kroger outlined a Strategic Growth Plan that will support additional investment in core business to grow sales and increase market share. We intend to achieve identical supermarket store sales growth of 2% to 3% above product cost inflation and to reduce merchandising and operating, general and administrative costs by more than $500 million over the next two years. We expect approximately two-thirds of this reduction will be achieved by the end of fiscal 2002. As part of the plan to reduce operating, general and administrative costs, we have identified approximately 1,500 positions to be eliminated and have merged one division into two adjacent marketing areas.

As part of the plan, we have established a long-term, sustainable annual earnings-per-share (“EPS”) growth target of 13%-15%, before one-time items, beginning in fiscal 2004. For fiscal 2002 and 2003, we expect annual EPS growth of 10%-12%, before one-time items. We also estimate that adoption of SFAS No. 142 will improve fiscal 2002 net earnings by approximately $96 million beyond the expected growth rate of 10%-12%.

Kroger estimates free cash flow to be approximately $550-$650 million in fiscal 2002. The estimate reflects capital spending of $2.1 billion, which is consistent with prior plans, and a net working capital reduction of $100 million.

We believe the total cost of the Strategic Growth Plan will be approximately $75 million to $90 million pre-tax, a reduction of $10 million from our original estimate in December 2001. In the fourth quarter 2001, we recorded a pre-tax restructuring charge of $37 million primarily for severance agreements associated with this plan. Most of this severance will be paid in 2002.

•
Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis on self-development and ownership of store real estate, and on logistics and technology improvements. The continued capital spending in technology focusing on improved store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, should reduce merchandising costs and operating, general and administrative expenses as a percent of sales. We expect our capital expenditures for fiscal 2002 to total $2.1 billion, excluding acquisitions. We intend to use the combination of free cash flows from operations, including reductions in working capital, and borrowings under credit facilities to finance capital expenditure requirements. If determined preferable, we may fund capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity.

•
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

We have identified the following uncertainties about the future that could have an adverse effect on our actual results:

•
A decline in the generation of sufficient cash flows to support capital expansion plans, share repurchase programs and general operating activities could cause our growth to slow significantly and may cause us to miss our earnings targets, because we obtain some of our sales growth from new square footage.

•
The grocery retailing industry continues to experience fierce competition from other grocery retailers, supercenters, club or warehouse stores, mass merchandise stores, and drug stores. Our ability to maintain our current success is dependent upon our ability to compete in this industry and continue to reduce operating expenses. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our share of sales and net income.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material impact on our financial statements.

•
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

•
Changes in our product mix may negatively affect certain financial indicators. For example, we have added and will continue to add supermarket fuel centers. Since gasoline is a low profit margin item with high sales dollars, we expect to see our gross profit margins decrease as we sell more gasoline. Although this negatively affects our gross profit margin, gasoline is expected to provide a positive effect on EBITDA and net earnings.

•
We are party to 346 collective bargaining agreements with local unions representing approximately 205,000 employees. During 2001 we negotiated 96 labor contracts without any material work stoppages. Typical agreements are three to five years in duration and, as agreements expire, we expect to enter new collective bargaining agreements. In 2002, 83 collective bargaining agreements will expire, including the Southern California Teamsters and Dallas store employees. We also have significant agreements expiring that cover store employees in northeast Indiana, Arkansas, Oregon and North Carolina. We cannot be certain that agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on the results of our operations.

•	Our ability to integrate any companies we acquire or have acquired and achieve operating improvements at those companies will affect our operations.

•
We retain a portion of the exposure for our workers’ compensation and general liability claims. It is possible that these claims may cause significant expenditures that would affect the operating cash flows of the company.

•
Our capital expenditures could fall outside of the expected range if we are unsuccessful in acquiring suitable sites for new stores, if development costs exceed those budgeted, or if our logistics and technology projects are not completed in the time frame expected or on budget.

•
Adverse weather conditions could increase the costs that our suppliers charge for our products, or may decrease the customer demand for certain products. Additionally, increases in the costs of inputs, such as utility costs or raw material costs, could negatively impact financial ratios and net earnings.

•
Although we currently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass these increases on to our customers, our gross margin and EBITDA will suffer.

•
Interest rate fluctuation and other capital market conditions may cause variability in earnings. Although we use derivative financial instruments to reduce our net exposure to financial risks, we are still exposed to interest rate fluctuations and other capital market conditions.

•
We cannot fully foresee the effects of the general economic downturn upon Kroger’s business. We have assumed the economic situation and competitive situations will not change significantly for 2002 and 2003.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates and, to a lesser extent, adverse fluctuations in commodity prices and other market risks. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all of our derivative positions are intended to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments generally are offset by reciprocal changes in the value of the underlying exposure. The interest rate derivatives we use are straightforward instruments with liquid markets.

We limit our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. Our current program relative to interest rate protection contemplates both fixing the rates on variable rate debt and hedging the exposure to changes in the fair value of fixed-rate debt attributable to changes in interest rates. To do this, we use the following guidelines: (i) use average daily bank balance to determine annual debt amounts subject to interest rate exposure, (ii) limit the annual amount of debt subject to interest rate reset and the amount of floating rate debt to a combined total of $2.3 billion or less, (iii) include no leveraged products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status.

During the third quarter 2001, we entered into interest rate swap agreements to manage our exposure to changes in the fair value of our fixed rate debt resulting from interest rate movements by effectively converting a portion of our debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements, which mature from 2003 to 2008, involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on three-month U.S. dollar LIBOR and are reset on a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is recognized over the life of the agreements as an adjustment to interest expense. The notional principal amounts of these interest rate swap arrangements were approximately $1.2 billion at February 2, 2002. These agreements are accounted for as fair value hedges.

Also during the third quarter of 2001, we entered into interest rate swap agreements to manage our exposure to cash flows resulting from potential increases in interest rates by effectively converting a portion of our debt from variable to fixed rates. These agreements, which mature in 2003 and 2004, involve the exchange of variable rate payments for fixed rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on three-month U.S. dollar LIBOR and are reset on a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is recognized over the life of the agreements as an adjustment to interest expense. The notional principal amounts of these interest rate swap arrangements were approximately $923 million at February 2, 2002. These agreements are accounted for as cash flow hedges.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines. In addition, our internal auditors review compliance with these guidelines on at least an annual basis. The guidelines may change as our business needs dictate.

The table below provides information about our interest rate derivatives and underlying debt portfolio. The amount shown for each year represents the contractual maturities of long-term debt, excluding capital leases, and the outstanding notional amount of interest rate derivatives. Interest rates reflect the weighted average for the outstanding instruments. The variable component of each interest rate derivative and the variable rate debt is based on LIBOR using the forward yield curve as of February 2, 2002. The Fair-Value column includes the fair-value of those debt instruments for which it is reasonably possible to calculate a fair value and the fair value of our interest rate derivatives as of February 2, 2002. (Refer to footnotes 10 and 11 to the consolidated financial statements):

	Expected Year of Maturity
	2002	2003	2004	2005	2006	Thereafter	Total	Fair-Value
	(In millions)
Debt
Fixed rate	$(410)	$(333)	$(290)	$(801)	$(540)	$(4,695)	$(7,069)	$(6,829)
Average interest rate	7.55%	7.56%	7.48%	7.49%	7.44%	7.43%
Variable rate	$—	$(948)	$—	$—	$(420)	$—	$(1,368)	$(1,368)
Average interest rate	2.50%	4.49%	6.13%	6.73%	7.07%

*	It was not reasonably possible to calculate a fair value for $664 million of fixed rate debt.

	Average Notional Amounts Outstanding
	2002	2003	2004	2005	2006	Thereafter	Total	Fair-Value
	(In millions)
Interest Rate Derivatives
Variable to fixed	$923	$744	$117	$—	$—	$—	$923	$—
Average pay rate	3.14%	3.20%	3.57%
Average receive rate	1.92%	4.01%	5.86%
Fixed to variable	$1,173	$943	$923	$923	$802	$421	$1,173	$(18)
Average pay rate	5.06%	6.92%	8.74%	9.04%	9.27%	8.81%	8.04%
Average receive rate	7.46%	7.53%	7.54%	7.54%	7.45%	7.05%	7.47%
Interest rate collar	$300	$143	$—	$—	$ —	$—	$300	$(11)

The interest rate collar is reset based on the three month LIBOR with the following impact:

•	if the three month LIBOR is less than or equal to 4.10%, we pay 5.50% for that three month period;

•	if the three month LIBOR is greater than 4.10% and less than or equal to 6.50%, we pay the actual interest rate for that three month period;

•	if the three month LIBOR is greater than 6.50% and less than 7.50%, we pay 6.50% for that three month period; and

•	if the three month LIBOR is greater than or equal to 7.50%, we pay the actual interest rate for that three month period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners and Board of Directors
The Kroger Co.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, changes in shareowners' equity (deficit) and cash flows present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 20 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, as of February 4, 2001.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
April 29, 2002

CONSOLIDATED BALANCE SHEET

(In millions except per share amounts)	February 2, 2002	February 3, 2001

ASSETS
Current assets
Cash	$161	$161
Receivables	679	687
Inventories	4,178	4,063
Prepaid and other current assets	494	501

Total current assets	5,512	5,412
Property, plant and equipment, net	9,657	8,813
Goodwill, net	3,594	3,639
Other assets	324	315

Total Assets	$19,087	$18,179

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases	$436	$336
Accounts payable	3,005	3,009
Accrued salaries and wages	584	603
Other current liabilities	1,460	1,434

Total current liabilities	5,485	5,382
Long-term debt including obligations under capital leases	8,412	8,210
Other long-term liabilities	1,688	1,498

Total Liabilities	15,585	15,090

Commitments and Contingencies (Note 15)

SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 901 shares issued in 2001 and 891 shares issued in 2000	901	891
Additional paid-in capital	2,217	2,092
Accumulated other comprehensive loss	(33)	—
Accumulated earnings	2,147	1,104
Common stock in treasury, at cost, 106 shares in 2001 and 76 shares in 2000	(1,730)	(998)

Total Shareowners’ Equity	3,502	3,089

Total Liabilities and Shareowners’ Equity	$19,087	$18,179

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME

Years Ended February 2, 2002, February 3, 2001 and January 29, 2000

(In millions, except per share amounts)	2001 (52 Weeks)	2000 (53 Weeks)	1999 (52 Weeks)

Sales	$50,098	$49,000	$45,352
Merchandise costs, including advertising, warehousing, and transportation	36,398	35,804	33,316

Gross profit	13,700	13,196	12,036
Operating, general and administrative	9,483	9,152	8,327
Rent	650	647	641
Depreciation and amortization	973	907	847
Goodwill amortization	103	101	99
Asset impairment charges	91	191	—
Restructuring charges	37	—	—
Merger related costs	4	15	383

Operating profit	2,359	2,183	1,739
Interest expense	648	675	637

Earnings before income tax expense and extraordinary loss	1,711	1,508	1,102
Tax expense	668	628	479

Earnings before extraordinary loss	1,043	880	623
Extraordinary loss, net of income tax benefit	—	(3)	(10)

Net earnings	$1,043	$877	$613

Basic earnings per Common share
Earnings before extraordinary loss	$1.30	$1.07	$0.75
Extraordinary loss	—	—	(0.01)

Net earnings	$1.30	$1.07	$0.74

Average number of common shares used in basic calculation	804	823	829
Diluted earnings per Common Share
Earnings before extraordinary loss	$1.26	$1.04	$0.73
Extraordinary loss	—	—	(0.01)

Net earnings	$1.26	$1.04	$0.72

Average number of common shares used in diluted calculation	825	846	858

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended February 2, 2002, February 3, 2001 and January 29, 2000

(In millions)	2001 (52 Weeks)	2000 (53 Weeks)	1999 (52 Weeks)
Cash Flows From Operating Activities:
Net earnings	$1,043	$877	$613
Adjustments to reconcile net earnings to net cash provided by operating activities:
Extraordinary loss	—	3	10
Depreciation	973	907	847
Goodwill amortization	103	101	99
Non cash items	244	286	105
Deferred income taxes	258	213	308
Other	41	(1)	(9)
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Inventories	(121)	(114)	(271)
Receivables	22	(49)	(70)
Accounts payable	(34)	31	82
Other	(182)	105	(252)

Net cash provided by operating activities	2,347	2,359	1,462

Cash Flows From Investing Activities:
Capital expenditures	(2,139)	(1,623)	(1,691)
Proceeds from sale of assets	70	127	139
Payments for acquisitions, net of cash acquired	(103)	(67)	(230)
Other	207	(38)	58

Net cash used by investing activities	(1,965)	(1,601)	(1,724)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	1,404	838	1,763
Reductions in long-term debt	(1,122)	(1,339)	(1,469)
Debt prepayment costs	—	(3)	(2)
Financing charges incurred	(18)	(10)	(11)
Increase (decrease) in book overdrafts	14	160	(62)
Proceeds from issuance of capital stock	72	57	67
Treasury stock purchases	(732)	(581)	(6)

Net cash provided (used) by financing activities	(382)	(878)	280

Net (decrease) increase in cash and temporary cash investments	—	(120)	18
Cash and temporary cash investments:
Beginning of year	161	281	263

End of year	$161	$161	$281

Disclosure of cash flow information:
Cash paid during the year for interest	$651	$691	$536
Cash paid during the year for income taxes	$403	$259	$113
Non-cash changes related to purchase acquisitions:
Fair value of assets acquired	$66	$84	$201
Goodwill recorded	$72	$33	$53
Liabilities assumed	$(35)	$(49)	$(19)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY (DEFICIT)

Years Ended February 2, 2002, February 3, 2001 and January 29, 2000

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)
(In millions)	Shares	Amount		Shares	Amount			Total
Balances at January 2, 1999	876	$876	$1,913	50	$(451)	$—	$(411)	$1,927
Equity changes during transition period	1	1	13	—	—	—	25	39
Issuance of common stock:
Stock options exercised	8	8	69	—	—	—	—	77
Treasury stock purchases	—	—	—	—	(6)	—	—	(6)
Tax benefits from exercise of stock options	—	—	28	—	—	—	—	28
Net earnings	—	—	—	—	—	—	613	613

Balances at January 29, 2000	885	885	2,023	50	(457)	—	227	2,678
Issuance of common stock:
Stock options exercised	5	5	57	—	—	—	—	62
Restricted stock issued	1	1	13	—	—	—	—	14
Warrants exercised	—	—	(40)	(1)	40	—	—	—
Treasury stock purchases	—	—	—	27	(581)	—	—	(581)
Tax benefits from exercise of stock options	—	—	39	—	—	—	—	39
Net earnings	—	—	—	—	—	—	877	877

Balances at February 3, 2001	891	891	2,092	76	(998)	—	1,104	3,089
Issuance of common stock:
Stock options exercised	9	9	63	—	—	—	—	72
Restricted stock issued	1	1	10	—	—	—	—	11
Treasury stock purchases	—	—	—	30	(732)	—	—	(732)
Tax benefits from exercise of stock options	—	—	52	—	—	—	—	52
Other comprehensive loss, net of tax	—	—	—	—	—	(33)	—	(33)
Net earnings	—	—	—	—	—	—	1,043	1,043

Balances at February 2, 2002	901	$901	$2,217	106	$(1,730)	$(33)	$2,147	$3,502

	2001	2000	1999
Comprehensive Income:
Net earnings	$1,043	$877	$613
Cumulative effect of adoption of SFAS No. 133, net of tax	(9)	—	—
Unrealized loss on hedging activities, net of tax	(24)	—	—

Comprehensive income	$1,010	$877	$613

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

1.    ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in preparing these financial statements:

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co. and its subsidiaries (‘‘Kroger’’), and Fred Meyer, Inc. and its subsidiaries (‘‘Fred Meyer’’) which were merged with a subsidiary of Kroger on May 27, 1999 (See Note 2). Significant intercompany transactions and balances have been eliminated.

Transition Period

On January 6, 1999, the Company changed its fiscal year-end to the Saturday nearest January 31 of each year. This change is disclosed in the Company’s Current Report on Form 8-K dated January 6, 1999. The Company filed separate audited financial statements covering the transition period from January 3, 1999 to January 30, 1999 on a Current Report on Form 8-K dated May 10, 1999. These financial statements include Kroger and its consolidated subsidiaries before the merger with Fred Meyer. During the transition period the Company had sales of $2,160, costs and expenses of $2,135, and net earnings of $25.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31. The last three fiscal years consist of the 52-week period ending February 2, 2002, the 53-week period ending February 3, 2001, and the 52-week period ending January 29, 2000.

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

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out, ‘‘LIFO’’, basis) or market. In total, approximately 94% of inventories for 2001 and 2000 were valued using the LIFO method. Approximately 61% of inventories in 2001 were valued using the LIFO item-cost method and approximately 33% were valued using the LIFO retail method. The Company will evaluate the benefits of converting the remaining divisions to the item-cost method in the near future. Cost for the balance of the inventories is determined using the first-in, first-out (“FIFO”) method. Replacement cost was higher than the carrying amount by $340 at February 2, 2002, and $319 at February 3, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the balance sheet date.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or remaining terms of leases. Buildings and land improvements are depreciated based on lives varying from 10 to 40 years. Equipment depreciation is based on lives varying from three to 15 years. Leasehold improvements are amortized over their useful lives, which vary from four to 25 years. Depreciation expense was $973 in 2001, $907 in 2000, and $847 in 1999.

Interest costs on significant projects constructed for the Company’s own use are capitalized as part of the costs of the newly constructed facilities. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in earnings.

Goodwill

During 2001, 2000 and 1999, goodwill was generally amortized on a straight-line basis over 40 years. Accumulated amortization was approximately $417 at February 2, 2002, and $314 at February 3, 2001.

Beginning in fiscal 2002, goodwill no longer will be amortized and instead will be reviewed for impairment on an annual basis at the operating division level. Generally, fair value will represent a multiple of earnings before interest, taxes, depreciation, amortization, LIFO charge, extraordinary loss and one-time items (“EBITDA”) or discounted projected future cash flows and will be compared to the carrying value of a division for purposes of identifying potential impairment. If potential for impairment is identified, the fair value of a division will be measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill. Impairment loss will be recognized for any excess of the carrying value of the division’s goodwill over the implied fair value.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred, such as current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted cash flows utilizing current cash flow information and expected growth rates related to specific stores to the carrying value for those stores. If impairment is identified for long-lived assets other than real property, discounted future cash flows are compared to the asset’s current carrying value and impairment is recorded when the carrying value exceeds the discounted cash flows. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions. Impairment is recognized for the excess of carrying value over estimated fair market value, reduced by estimated direct costs of disposal. Any reductions in the carrying value of assets resulting from the application of this policy are reflected in the income statement as “asset impairment charges.”

Interest Rate Protection Agreements

The Company uses derivative instruments primarily to reduce our exposure to adverse changes in interest rates. The interest differential to be paid or received is accrued as interest expense. Changes in derivative instruments designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

comprehensive income. Any ineffective portions of cash flow hedges are recognized in current-period earnings. Changes in the fair value of derivative instruments designated as fair value hedges, along with corresponding changes in the fair values of the hedged assets of liabilities, are recorded in current period earnings. The Company’s counter parties are major financial institutions.

Commodity Price Protection

The Company enters into purchase commitments for various resources, including raw materials utilized in its manufacturing facilities and energy to be used in its stores, manufacturing facilities and administrative offices. The Company enters into such commitments expecting to take delivery of and to utilize those resources in the conduct of our normal course of business. Those commitments for which the Company expects to utilize or take delivery in a reasonable amount of time in the normal course of business qualify as normal purchases and normal sales. For any commitments in which the Company does not expect to utilize or take delivery and, as a result, will require net settlement, the contracts are marked to fair value on a quarterly basis.

Benefit Plans

The determination of the obligation and expense for pension and other post-retirement benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in footnote 18 and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

Deferred Income Taxes

Deferred income taxes are recorded to reflect the tax consequences of differences between the tax bases of assets and liabilities and their financial reporting bases. See footnote 8 for the types of differences that give rise to significant portions of deferred income tax assets and liabilities. Deferred income taxes are classified as a net current or noncurrent asset or liability based on the classification of the related asset or liability for financial reporting purposes. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date. A valuation allowance is recorded for any deferred tax assets considered not likely to be realized.

Store Closing Costs

The Company provides for closed store liabilities relating to the present value of the estimated remaining noncancelable lease payments after the anticipated closing date, net of estimated subtenant income. Net lease liabilities are estimated using a discount rate to calculate the present value of the remaining rent payments on closed stores. The closed store liabilities usually are paid over the lease terms associated with the closed stores, which currently have remaining terms ranging from one to 25 years. As of February 2, 2002, closed store lease liabilities totaled $234 million. Stores held for disposal are reduced to their estimated net realizable value. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect recoverable values.

Store closings generally are completed within one year after the decision to close. Adjustments to closed store liabilities primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Other costs related to closed store locations are reflected in the income statement as “operating, general and administrative” costs. Reductions in the carrying value of equipment and leasehold improvements related to a closed store are reflected in the income statement as “asset impairment charges.” Inventory write-downs, if any, in connection with store closings, are classified in “merchandise costs.” Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that is no longer needed for its originally intended purpose, is adjusted to income in the proper period.

Workers’ Compensation Costs

The Company primarily is self-insured for costs related to workers’ compensation claims. Liabilities are recognized based on claims filed, and an estimate of claims incurred but not yet reported. These liabilities are actuarially determined on a discounted basis. The Company has purchased stop-loss coverage to limit its exposure to any significant exposure on a per claim basis. The Company is insured for covered costs in excess of these per claim limits.

The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in such claims can impact amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how such claims ultimately are settled, can impact ultimate costs. Although the Company’s estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a considerable impact on future claim costs and currently recorded liabilities.

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale of the Company’s products. Discounts provided to customers at the point of sale are recognized as a reduction in sales as the products are sold.

Merchandise Costs

Vendor rebates, credits and promotional allowances that relate to the Company’s buying merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of merchandise costs as they are earned, in accordance with the underlying agreement.

Advertising Costs

The Company’s advertising costs, net of vendor allowances for co-operative advertising, are recognized in the period the related expense is incurred and are included in merchandise costs in the Consolidated Statement of Income. Advertising expenses amounted to $522 in 2001, $546 in 2000, and $511 in 1999.

Consolidated Statement of Cash Flows

For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments. Book overdrafts, which are included in accounts payable, represent disbursements that are funded as the item is presented for payment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Stock Split
On May 20, 1999, the Company announced a distribution in the nature of a two-for-one stock split, to shareholders of record of common stock on June 7, 1999. All share and per-share amounts in the accompanying consolidated financial statements have been retroactively restated to give effect to the stock split.

Segments

The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores in the Midwest, South and West. The Company’s retail operations, which represent approximately 99% of consolidated sales, are its only reportable segment. All of the Company’s operations are domestic.

2.    BUSINESS COMBINATIONS

On May 27, 1999, Kroger issued 312 shares of Kroger common stock in connection with a merger, for all of the outstanding common stock of Fred Meyer, Inc., which operates stores primarily in the Western region of the United States. The merger was accounted for as a pooling of interest, and the accompanying financial statements have been restated to give effect to the consolidated results of Kroger and Fred Meyer for all years presented.

The accompanying Consolidated Financial Statements reflect the consolidated results as follows:

	Kroger Historical	Fred Meyer Historical	Consolidated Company
1999
Subsequent to consummation date
Sales	$—	$—	$31,859
Extraordinary loss, net of income tax benefit	$—	$—	$(10)
Net Earnings	$—	$—	$402
Diluted earnings per common share	$—	$—	$0.47
1999
Prior to consummation date*
Sales	$8,789	$4,704	$13,493
Extraordinary loss, net of income tax benefit	$—	$—	$—
Net Earnings	$176	$35	$211
Diluted earnings per common share	$0.33	$0.10	$0.25

*	The period prior to consummation date represents amounts for the first quarter ended May 22, 1999, as this was the period ended closest to the consummation date.

3.    MERGER-RELATED COSTS

Merger Related Costs

We are continuing to implement our integration plan relating to recent mergers. The integration plan includes distribution consolidation, systems integration, store conversions, transaction costs, store closures, and administration integration. Total pre-tax merger-related costs incurred were $4 in 2001, $15 in 2000, and $383 in 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
The following table presents the components of the merger-related costs:

	2001	2000	1999
CHARGES RECORDED AS CASH EXPENDED
Distribution consolidation	$—	$1	$30
Systems integration	—	—	85
Store conversions	—	—	51
Transaction costs	—	—	93
Administration integration	—	4	19

	—	5	278

NONCASH ASSET WRITEDOWN
Distribution consolidation	—	—	—
Systems integration	—	—	3
Store conversions	—	—	10
Store closures	—	—	4
Administration integration	—	—	27

	—	—	44

OTHER CHARGES
Administration integration	4	10	—

ACCRUED CHARGES
Distribution consolidation	—	—	5
Systems integration	—	—	1
Store closures	—	—	8
Administration integration	—	—	47

	—	—	61

Total merger-related costs	$4	$15	$383

TOTAL CHARGES
Distribution consolidation	$—	$1	$35
Systems integration	—	—	89
Store conversions	—	—	61
Transaction costs	—	—	93
Store closures	—	—	12
Administration integration	4	14	93

Total merger-related costs	$4	$15	$383

Distribution Consolidation

Represents costs to consolidate manufacturing and distribution operations and eliminate duplicate facilities. During 1999, approximately $30 of these costs was recorded as cash was expended. These costs include approximately $20 of Tolleson warehouse expenses. Severance costs of $5 accrued during 1999 related to distribution employees in Phoenix.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Systems Integration

Represents costs of integrating systems and the related conversions of corporate office and store systems. Charges recorded as cash was expended totaled $85 in 1999. These costs represent incremental operating costs, principally labor, during the conversion process, payments to third parties, and training costs.

Store Conversions

Includes the cost to convert store banners. In 1999, $51 represented cash expenditures, and $10 represented asset write-offs.

Transaction Costs

Represents fees paid to outside parties, employee bonuses that were contingent upon the completion of the mergers, and an employee stay bonus program. The Company incurred costs totaling $93 in 1999 related primarily to professional fees and employee bonuses recorded as the cash was expended.

Store Closures

Includes the costs to close stores identified as duplicate facilities and to sell stores pursuant to settlement agreements. 1999 costs of $8 were accrued to close seven stores identified as duplicate facilities and to sell three stores pursuant to a settlement with the Federal Trade Commission.

Administration Integration

Includes labor and severance costs related to employees identified for termination in the integration and charges incurred to conform accounting policies. During 2001 and 2000, the Company incurred $4 and $10 resulting from the issuance and revaluation of restricted stock. Restrictions on the stock awards lapse to the extent that synergy goals are achieved within the time periods specified. All synergy-based awards have been earned provided that recipients are still employed by the Company on the stated restriction lapsing date. Costs in 2000 also included $4 for severance payments recorded as cash was expended. During 1999, these costs represent $19 of severance and travel and consulting services related to integration work; $27 of asset write-downs including video tapes and equipment used in the Company’s stores; and $47 of accrued expenses. The accrued expenses include an obligation to make a charitable contribution (within seven years from the date of the Fred Meyer merger) as required by the merger agreement, a restricted stock award related to the achievement of expected merger synergy benefits, and severance costs for certain Fred Meyer executives who informed the Company of their intention to leave, which severance costs have been paid.

A summary of changes in accruals related to various business combinations follows:

	Facility Closure Costs	Employee Severance	Incentive Awards and Contributions
Balance at January 2, 1999	$133	$30	$—
Additions	8	24	29
Payments	(11)	(25)	—

Balance at January 29, 2000	130	29	29
Additions	—	—	10
Payments	(17)	(11)	(4)

Balance at February 3, 2001	113	18	35
Additions	—	—	4
Payments	(19)	(3)	(9)

Balance at February 2, 2002	$94	$15	$30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.    ONE-TIME ITEMS

In addition to the merger-related costs described in Note 4, the Company incurred one-time expenses of $152, $145 and $85 during 2001, 2000 and 1999, respectively. These expenses are included in the merchandise costs and operating, general and administrative expense lines of the income statement. During 2001, $140 was recorded in the operating, general and administrative expense line compared to $108 in 2000, and $27 in 1999. The remaining $12 of one-time expenses in 2001 was included in merchandise costs, compared to $37 in 2000 and $58 in 1999. Details of these charges follow:

	2001	2000	1999
One-time items included in merchandise costs
Costs related to mergers	$12	$37	$58

	12	37	58
One-time items in operating, general and administrative expense
Costs related to mergers	39	41	27
Lease liabilities related to store closings	20	67	—
Losses on energy contracts	81	—	—

	140	108	27

Total one-time items	$152	$145	$85

Costs related to mergers

Approximately $8 related to product costs for excess capacity were included as merchandise costs in 2001. Remaining expenses in 2001, and the expenses in 2000 and 1999, primarily related to severance agreements and enterprise system and banner conversions.

Lease liabilities

Operating, general and administrative expenses in 2001 and 2000 included $20 and $67, respectively, of accrued expenses pertaining primarily to the present value of lease liabilities relating to closed stores. Payments of $13 and $10 were made on these accruals in 2001 and 2000, respectively.

Energy contracts

The $81 of expenses accrued in 2001 represents the present value of the ineffective portion of energy purchase contracts. Further details of this charge are included in Note 20. These liabilities had remaining balances of $78 at February 2, 2002.

5.    ASSET IMPAIRMENT CHARGES

Due to recent investments by acquired companies in stores that did not perform as expected and updated profitability forecasts for 2002 and beyond, the Company performed an impairment review of its long-lived assets. During this review, the Company identified impairment losses for both assets to be disposed of and assets to be held and used and recorded a pre-tax impairment charge of $91 in the third quarter 2001. Details of these charges are included below. In the first quarter 2000, the Company recorded a pre-tax impairment charge of $191 after identifying impairment losses for assets to be disposed of, assets to be held and used, and certain investments in former suppliers that had experienced financial difficulty and with whom supply arrangements had ceased. The third quarter, 2001 impairment charge relates to locations that either had not opened, or only recently had opened, as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

the first quarter 2000, and, as a result, estimates of future operating performance for these locations were not determined at that time. As a result, these stores were not considered in the first quarter, 2000 impairment charge.

Assets to be Disposed of

The impairment charges for assets to be disposed of relate primarily to the carrying value of land, buildings and equipment for stores that have been closed. The impairment charges were determined using the fair value less cost to sell. Fair value less cost to sell used in the impairment calculation was based on third party offers to purchase the assets, or market value for comparable properties, if available. Accordingly, pre-tax impairment charges related to assets to be disposed of were recognized, reducing the carrying value of fixed assets by $37 in 2001 and $41 in 2000. Goodwill was reduced by $40 in 2000.

Assets to be Held and Used

The impairment charges for assets to be held and used relate primarily to the carrying value of land, buildings, and equipment for stores that will continue to be operated by the Company. Updated projections, based on revised operating plans, were used, on a gross basis, to determine whether the assets were impaired. Then, discounted cash flows were used to determine the fair value of the assets for purposes of measuring the impairment charge. As a result, impairment charges related to assets to be held and used were recognized, reducing the carrying value of fixed assets by $54 in 2001 and $47 in 2000. Goodwill was reduced by $40 in 2000.

Other Writedowns

In addition to the approximately $168 of impairment charges noted above for 2000, the Company recorded a writedown of $23 to reduce the carrying value of certain investments in unconsolidated entities, accounted for on the cost basis of accounting, to reflect reductions in value determined to be other than temporary. The writedowns related primarily to investments in certain former suppliers that have experienced financial difficulty and with whom supply arrangements have ceased.

6.    RESTRUCTURING CHARGE

On December 11, 2001, the Company outlined a Strategic Growth Plan that will support additional investment in core business to grow sales, increase market share and reduce merchandising and operating, general and administrative expenses. As part of the plan to reduce operating, general and administrative costs, the Company has identified approximately 1,500 positions to be eliminated and has merged one division into two adjacent divisions. The Company estimates the total cost of the Strategic Growth Plan will be approximately $75 to $90 pre-tax, a reduction of $10 from the original estimate in December 2001. In the fourth quarter 2001, the Company recorded a pre-tax restructuring charge of $37 primarily for severance agreements associated with this plan. Most of this severance will be paid in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2001	2000
Land	$1,241	$1,143
Buildings and land improvements	3,398	2,640
Equipment	6,931	7,228
Leasehold improvements	2,816	2,365
Construction-in-progress	790	342
Leased property under capital leases	501	516

	15,677	14,234
Accumulated depreciation and amortization	(6,020)	(5,421)

	$9,657	$8,813

Accumulated depreciation for leased property under capital leases was $181 at February 2, 2002 and $203 at February 3, 2001.

Approximately $1,282 and $1,044, original cost, of Property, Plant and Equipment collateralizes certain mortgages at February 2, 2002, and February 3, 2001.

8.    TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2001	2000	1999
Federal
Current	$414	$338	$123
Deferred	188	213	308

	602	551	431
State and local	66	77	48

	668	628	479
Tax benefit from extraordinary loss	0	(2)	(6)

	$668	$626	$473

A reconciliation of the statutory federal rate and the effective rate follows:

	2001	2000	1999
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.5	3.3	2.8
Non-deductible goodwill	1.7	3.9	2.7
Other, net	(0.1)	(0.6)	3.0

	39.1%	41.6%	43.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
The tax effects of significant temporary differences that comprise tax balances were as follows:
	2001	2000
Current deferred tax assets:
Insurance related costs	$62	$82
Net operating loss carryforwards	20	47
Other	21	83

Total Current deferred tax assets	103	212

Current deferred tax liabilities:
Compensation related costs	(74)	(47)
Inventory related costs	(81)	(79)

Total current deferred tax liabilities	(155)	(126)

Current deferred taxes, net included in other current liabilities and prepaid and other current assets, respectively	$(52)	$86

Long-term deferred tax assets:
Compensation related costs	$191	$142
Insurance related costs	26	57
Lease accounting	76	39
Net operating loss carryforwards	131	158
Other	40	26

	464	422
Valuation allowance	(152)	(152)

Long-term deferred tax assets, net	312	270

Long-term deferred tax liabilities:
Depreciation	(661)	(519)

Total long-term deferred tax liabilities	(661)	(519)

Long-term deferred taxes, net included in other long-term liabilities	$(349)	$(249)

At February 2, 2002, the Company had net operating loss carryforwards for federal income tax purposes of $416 which expire from 2010 through 2018. In addition, the Company had net operating loss carryforwards for state income tax purposes of $554 which expire from 2002 through 2021. The utilization of certain of the Company’s net operating loss carryforwards may be limited in a given year.

The portion of the Company’s valuation allowance for which subsequently recognized tax benefits would be applied to reduce goodwill is $150. This valuation allowance relates to the acquisition of Ralphs Grocery Company, by a subsidiary of the Company, in 1992.

At February 2, 2002, the Company had federal and state Alternative Minimum Tax Credit carryforwards of $1 and $3, respectively. In addition, the Company has other state credits of $21, which expire from 2006 through 2012. The utilization of certain of the Company’s credits may be limited in a given year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
9.    DEBT OBLIGATIONS

Long-term debt consists of:

	2001	2000
Senior Credit Facility	$948	$1,149
Credit Agreement	420	1,005
6.34% to 11.25% Senior Notes and Debentures due through 2031	5,891	5,145
4.77% to 10.50% mortgages due in varying amounts through 2017	496	516
Other	682	338

Total debt	8,437	8,153
Less current portion	410	307

Total long-term debt	$8,027	$7,846

In conjunction with the acquisitions of QFC and Ralphs/Food 4 Less in March 1998, Fred Meyer entered into new financing arrangements that refinanced a substantial portion of Fred Meyer’s debt. The Senior Credit Facility provides for a $1,875 five-year revolving credit agreement and a five-year term note. During 2000, the term note was retired. The obligations under the Senior Credit Facility are guaranteed by some of the Company’s subsidiaries. The revolving portion of the Senior Credit Facility is available for general corporate purposes, including the support of Fred Meyer’s commercial paper program. Commitment fees are charged at .20% on the unused portion of the five-year revolving credit facility. Interest on the Senior Credit Facility is at adjusted LIBOR plus a margin of .625%. At February 2, 2002, the weighted average interest rate on the amounts outstanding under the revolving credit facility was 2.65%. The Senior Credit Facility requires the Company to comply with certain ratios related to indebtedness to earnings before interest, taxes, depreciation, amortization, LIFO charge, extraordinary loss, and one-time items (“EBITDA”) and fixed charge coverage. In addition, the Senior Credit Facility limits dividends on and redemption of capital stock. The Company may prepay the Senior Credit Facility, in whole or in part, at any time, without a prepayment penalty. The Company currently is negotiating to refinance the $1,875 facility in May 2002 with a $700 five-year facility.

The Company also has a $812.5 Five-Year Credit Agreement and a $812.5 364-Day Credit Agreement (collectively the “Credit Agreement”). The Five-Year facility terminates on May 23, 2006, unless extended or earlier terminated by the Company. The 364-Day facility now terminates on May 23, 2002 unless extended, converted into a one year term loan, or earlier terminated by the Company. The Company currently is negotiating to refinance the current 364-day facility in May 2002 with a new $1,500, 364-day facility. Borrowings under the Credit Agreement bear interest at the option of the Company at a rate equal to either (i) the highest, from time to time, of (A) the base rate of Citibank, N.A., (B)  1/2% over a moving average of secondary market morning offering rates for three-month certificates of deposit adjusted for reserve requirements, and (C)  1/2% over the federal funds rate or (ii) an adjusted Eurodollar rate based upon the London Interbank Offered Rate (“Eurodollar Rate”) plus an Applicable Margin. In addition, the Company pays a Facility Fee in connection with the Credit Facility. Both the Applicable Margin and the Facility Fee vary based on the Company’s achievement of a financial ratio. At February 2, 2002, the Applicable Margin for the 364-Day facility was .625% and for the Five-Year facility was .60%. The Facility Fee for the 364-Day facility was .125% and for the Five-Year facility was .15%. The Credit Agreement contains covenants which among other things, restrict dividends and require the maintenance of certain financial ratios, including fixed charge coverage ratios and leverage ratios. The Company may prepay the Credit Agreement, in whole or in part, at any time, without a prepayment penalty.

Unrated commercial paper borrowings of $799 and borrowings under money market lines of $100 at February 2, 2002, have been classified as long-term because the Company expects that these borrowings will be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

refinanced using the same type of securities. Additionally, the Company has the ability to refinance these borrowings on a long-term basis and has presented the amounts accordingly. Such borrowings reduce amounts available under the Credit Agreement or the Senior Credit Facility. The money market lines allow the Company to borrow from the banks at mutually agreed upon rates, usually below the rates offered under the Senior Credit Facility.

All of the Company’s outstanding public debt is subject to early redemption at varying times and premiums. In addition, subject to certain conditions, some of the Company’s publicly issued debt will be subject to redemption, in whole or in part, at the option of the holder upon the occurrence of a redemption event, upon not less than five days’ notice prior to the date of redemption, at a redemption price equal to the default amount, plus a specified premium. “Redemption Event” is defined in the indentures as the occurrence of (i) any person or group, together with any affiliate thereof, beneficially owning 50% or more of the voting power of the Company or (ii) any one person or group, or affiliate thereof, succeeding in having a majority of its nominees elected to the Company’s Board of Directors, in each case, without the consent of a majority of the continuing directors of the Company.

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2001, for the years subsequent to 2001 are:

2002	$ 410
2003	$1,281
2004	$ 290
2005	$ 801
2006	$ 960
Thereafter	$4,695

The extraordinary losses in 2000 and 1999 relate to premiums paid to retire early certain indebtedness and the write-off of deferred financing costs.

10.    FINANCIAL INSTRUMENTS

The Company historically has used derivatives to limit its exposure to rising interest rates. During 1999, as a result of the merger with Fred Meyer, the nature and magnitude of the Company’s debt portfolio changed significantly, including a permanent reduction in the combined Company’s variable rate borrowings. This fundamental change in the Company’s debt portfolio resulted in the existing derivative portfolio no longer being aligned with the debt portfolio and prompted the Company to eliminate all existing interest rate swap and cap agreements, at a cost of $17.

Interest Rate Risk Management

As more fully described in Note 20, Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met.

In accordance with this standard, derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. Ineffective portions of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

cash flow hedges, if any, are recognized in current period earnings. Other comprehensive income is reclassified into current period earnings when the hedged transaction affects earnings. Changes in the fair value of derivative instruments designated as fair value hedges, along with corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current period earnings.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of the hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

The Company’s current program relative to interest rate protection contemplates both fixing the rates on variable rate debt and hedging the exposure to changes in the fair value of fixed-rate debt attributable to changes in interest rates. To do this, the Company uses the following guidelines: (i) use average daily bank balance to determine annual debt amounts subject to interest rate exposure, (ii) limit the annual amount of debt subject to interest rate reset and the amount of floating rate debt to a combined total of $2.3 billion or less, (iii) include no leverage products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status.

Annually, the Company reviews with the Financial Policy Committee of the Board of Directors compliance with the guidelines. In addition, the Company’s internal auditors review compliance with these guidelines on at least an annual basis. These guidelines may change as the Company’s needs dictate.

The table below summarizes the outstanding interest rate swaps designated as hedges as of February 2, 2002, and February 3, 2001. The variable component of each interest rate swap outstanding at February 2, 2002, was based on three-month LIBOR. The variable component of each interest rate swap outstanding at February 3, 2001, was based on one-month LIBOR as of February 3, 2001.

	2001		2000
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional Amount	$1,173	$923	$—	$300
Duration in years	4.42	1.91	—	.9
Average Variable Rate	5.06%	1.92%	—	6.41%
Average Fixed Rate	7.46%	3.14%	—	6.66%

In addition, as of February 2, 2002, the Company has an interest rate collar on a notional amount of $300 million and a maturity date of July 24, 2003. Every three months, actual three month LIBOR is reviewed and the collar has the following impact on the Company for the notional amount:

•	If the three month LIBOR is less than or equal to 4.10%, the Company pays 5.50% for that three month period;

•	If the three month LIBOR is greater than 4.10% and less than or equal to 6.50%, the Company pays the actual interest rate for that three month period;

•	If the three month LIBOR is greater than 6.50% and less than 7.50%, the Company pays 6.50% for that three month period; and

•	If the three month LIBOR is greater than or equal to 7.50%, the Company pays the actual interest rate for that three month period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Commodity Price Protection

The Company enters into purchase commitments for various resources, including raw materials utilized in its manufacturing facilities and energy to be used in its stores, manufacturing facilities and administrative offices. The Company enters into such commitments expecting to take delivery of and to utilize those resources in the conduct of normal business. Those commitments for which the Company expects to utilize or take delivery in a reasonable amount of time in the normal course of business qualify as normal purchases and normal sales. For any commitments in which the Company does not expect to take delivery and, as a result, will require net settlement, the contracts are marked to fair value on a quarterly basis.

As more fully described in Note 20, the Company recorded a pre-tax loss of $81 in the third quarter 2001, to accrue liabilities for the estimated fair values of energy contracts that no longer qualified for the normal purchases and normal sales exception. As of February 2, 2002, these liabilities totaled $78.

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

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar issues. The carrying value of $1,368 of long-term debt outstanding under the Company’s Credit Agreement and Senior Credit Facility approximates fair value.

Interest Rate Protection Agreements

The fair value of these agreements is based on the net present value of the future cash flows using the forward interest rate yield curve in effect at the respective year-ends.

Commodity Price Protection

The fair value of the energy contracts is based on the net present value of future cash flows using forward market prices for electricity in Southern California in effect at the respective year-ends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
The estimated fair values of the Company’s financial instruments are as follows:

	2001		2000
	Carrying Value	Fair Value	Carrying Value	Estimated Fair Value
Long-term investments for which it is
Practicable	$122	$135	$118	$121
Not Practicable	$25	$—	$28	$—
Debt for which it is
Practicable	$(7,773)	$(8,197)	$(7,562)	$(6,914)
Not Practicable	$(664)	$—	$(591)	$—
Interest Rate Protection Agreements
Receive variable swaps	$—	$—	$—	$(7)
Receive fixed swaps	$(18)	$(18)	$—	$—
Interest rate collar	$(11)	$(11)	$—	$(2)
Commodity Price Protection Arrangements	$(120)	$(120)	$—	$—

The use of different assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company actually could realize. In addition, the Company is not subjected to a concentration of credit risk related to these instruments.

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

Rent expense (under operating leases) consists of:

	2001	2000	1999
Minimum rentals	$718	$719	$720
Contingent payments	14	16	15
Sublease income	(82)	(88)	(94)

	$650	$647	$641

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Minimum annual rentals for the five years subsequent to 2001 and in the aggregate are:

	Capital Leases	Operating Leases
2002	$71	$766
2003	66	727
2004	62	691
2005	60	653
2006	58	609
Thereafter	507	4,746

	824	$8,192

Less estimated executory costs included in capital leases	11

Net minimum lease payments under capital leases	813
Less amount representing interest	402

Present value of net minimum lease payments under capital leases	$411

Total future minimum rentals under noncancellable subleases at February 2, 2002, were $372.

Additionally, the Company is a party to a financing transaction related to 34 properties that were constructed for total costs of approximately $393. Under the terms of the financing transaction, which was structured as a synthetic lease, a special purpose trust owns the properties and leases them to subsidiaries of the Company. The lease has a term of five years, which expires in February 2003. The Company pays a variable lease rate of approximately 3.3% at February 2, 2002.

The synthetic lease qualifies as an operating lease and the owner of the special purpose trust has made a substantive residual equity investment. The transaction, therefore, is accounted for off-balance sheet and the related costs are reported as rent expense. Estimated rent payments of $13 and $1 in 2002 and 2003, respectively, are included in the above table. As of February 2, 2002, the assets and liabilities of the special purpose trust primarily were comprised of the properties and $379 of bank debt used to fund the construction of the properties.

In connection with these financing transactions, the Company has made a residual value guarantee for the leased property equal to 85% of the financing or $335. The Company believes the market values of the property subject to this financing exceeded the residual value guarantee at February 2, 2002. The Company intends to reduce the synthetic lease facility by approximately $200 in the first quarter 2002.

13.     EARNINGS PER COMMON SHARE

Basic earnings per common share equals net earnings divided by the weighted average number of common shares outstanding. Diluted earnings per common share equals net earnings divided by the weighted average number of common shares outstanding after giving effect to dilutive stock options and warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table provides a reconciliation of earnings before extraordinary loss and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

	For the year ended February 2, 2002			For the year ended February 3, 2001			For the year ended January 29, 2000
	Income (Numer- ator)	Shares (Denomi- nator)	Per- Share Amount	Income (Numer- ator)	Shares (Denomi- nator)	Per- Share Amount	Income (Numer- ator)	Shares (Denomi- nator)	Per- Share Amount
Basic EPS	$1,043	804	$1.30	$880	823	$1.07	$623	829	$0.75
Dilutive effect of stock option awards and warrants		21			23			29

Diluted EPS	$1,043	825	$1.26	$880	846	$1.04	$623	858	$0.73

At February 2, 2002, February 3, 2001 and January 29, 2000, there were options outstanding for approximately 13.9, 9.6 and 18.2 shares of common stock, respectively, that were excluded from the computation of diluted EPS. These shares were excluded because their inclusion would have had an anti-dilutive effect on EPS.

On May 20, 1999, the Company announced a two-for-one stock split, to shareholders of record of common stock on June 7, 1999. All share amounts prior to this date have been restated to reflect the split.

14.     STOCK OPTION PLANS

The Company grants options for common stock to employees under various plans, as well as to its non-employee directors owning a minimum of one thousand shares of common stock of the Company, at an option price equal to the fair market value of the stock at the date of grant. In addition to cash payments, the plans generally provide for the exercise of options by exchanging issued shares of stock of the Company. At February 2, 2002, 11.6 shares of common stock were available for future options. Options generally will expire 10 years from the date of grant. Options vest in one year to five years from the date of grant or, for certain options, the earlier of the Company’s stock reaching certain pre-determined market prices or nine years and six months from the date of grant. All grants outstanding become immediately exercisable upon certain changes of control of the Company.

Changes in options outstanding under the stock option plans, excluding restricted stock awards, were:

	Shares subject to option	Weighted average exercise price
Outstanding, year-end 1998	65.6	$10.20
Exercised during transition period	(1.0)	$6.16
Granted	11.3	$26.97
Exercised	(7.3)	$9.19
Canceled or Expired	(2.6)	$19.76

Outstanding, year-end 1999	66.0	$12.75
Granted	7.6	$16.77
Exercised	(8.2)	$7.15
Canceled or Expired	(2.0)	$20.68

Outstanding, year-end 2000	63.4	$13.68
Granted	6.1	$24.43
Exercised	(8.8)	$8.08
Canceled or Expired	(1.0)	$21.33

Outstanding, year-end 2001	59.7	$15.48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

A summary of options outstanding and exercisable at February 2, 2002 follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
	(In millions)	(In years)		(In millions)
$ 2.94 - $ 5.85	8.9	1.57	$5.03	8.9	$5.03
$ 5.86 - $10.38	15.4	3.86	$8.50	15.2	$8.49
$10.46 - $16.59	12.5	6.75	$15.13	7.2	$14.29
$17.37 - $24.43	13.4	7.53	$22.51	5.2	$21.17
$24.55 - $31.91	9.5	7.37	$27.10	4.4	$27.16

$ 2.94 - $31.91	59.7	5.49	$15.48	40.9	$12.38

The Company applies Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations in accounting for its plans. Had compensation cost for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation,’’ the Company’s net earnings and diluted earnings per common share would have been reduced to the pro forma amounts below:

	2001		2000		1999
	Actual	Pro Forma	Actual	Pro Forma	Actual	Pro Forma
Net earnings	$1,043	$1,004	$877	$841	$613	$575
Diluted earnings per common share	$1.26	$1.22	$1.04	$0.99	$0.72	$0.67

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on historical assumptions shown in the table below. These amounts reflected in this pro forma disclosure are not indicative of future amounts. The following table reflects the assumptions used for grants awarded in each year to option holders:

	2001	2000	1999
Weighted average expected volatility (based on historical volatility)	29.07%	27.69%	26.23%
Weighted average risk-free interest rate	3.93%	4.88%	6.64%
Expected term	8.3 years	8.1 years	8.0 years

The weighted average fair value of options granted during 2001, 2000 and 1999 was $10.68, $7.48 and $12.93, respectively.

15.    COMMITMENTS AND CONTINGENCIES

The Company continuously evaluates contingencies based upon the best available evidence.

Management believes that allowances for loss have been provided to the extent necessary and that its assessment of contingencies is reasonable. To the extent that resolution of contingencies results in amounts that vary from management’s estimates, future earnings will be charged or credited.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The principal contingencies are described below:

Insurance — The Company’s workers’ compensation risks are self-insured in certain states. In addition, other workers’ compensation risks and certain levels of insured general liability risks are based on retrospective premium plans, deductible plans, and self-insured retention plans. The liability for workers’ compensation risks is accounted for on a present value basis. Actual claim settlements and expenses incident thereto may differ from the provisions for loss. Property risks have been underwritten by a subsidiary and are reinsured with unrelated insurance companies. Operating divisions and subsidiaries have paid premiums, and the insurance subsidiary has provided loss allowances, based upon actuarially determined estimates.

Litigation — The Company is involved in various legal actions arising in the normal course of business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Purchase Commitment — The Company indirectly owns a 50% interest in the Santee Dairy (‘‘Santee’’) and has a product supply agreement with Santee that requires the Company to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/ Food 4 Less, Santee became excess capacity and a duplicate facility. The joint venture is managed independently and has a board comprised of an equal number of members from each partner, plus one independent member. When there is a split vote, this member generally votes with the other partner.

16.    WARRANT DIVIDEND PLAN

On February 28, 1986, the Company adopted a warrant dividend plan providing for stock purchase rights to owners of the Company’s common stock. The plan was amended and restated as of April 4, 1997, and further amended on October 18, 1998. Each share of common stock currently has attached one-half of a right. Each right, when exercisable, entitles the holder to purchase from the Company one ten-thousandth of a share of Series A Preferred Shares, par value $100 per share, at $87.50 per one ten-thousandth of a share. The rights will become exercisable, and separately tradable, 10 business days following a tender offer or exchange offer resulting in a person or group having beneficial ownership of 10% or more of the Company’s common stock. In the event the rights become exercisable and thereafter the Company is acquired in a merger or other business combination, each right will entitle the holder to purchase common stock of the surviving corporation, for the exercise price, having a market value of twice the exercise price of the right. Under certain other circumstances, including certain acquisitions of the Company in a merger or other business combination transaction, or if 50% or more of the Company’s assets or earnings power are sold under certain circumstances, each right will entitle the holder to receive upon payment of the exercise price, shares of common stock of the acquiring company with a market value of two times the exercise price. At the Company’s option, the rights, prior to becoming exercisable, are redeemable in their entirety at a price of $0.01 per right. The rights are subject to adjustment and expire March 19, 2006.

17.    STOCK

Preferred Stock

The Company has authorized 5 shares of voting cumulative preferred stock; 2 were available for issuance at February 2, 2002. Fifty thousand shares have been designated as ‘‘Series A Preferred Shares’’ and are reserved for issuance under the Company’s warrant dividend plan. The stock has a par value of $100 and is issuable in series.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Common Stock

The Company has authorized 1,000 shares of common stock, $1 par value per share. On May 20, 1999, the shareholders authorized an amendment to the Amended Articles of Incorporation to increase the authorized shares of common stock from 1,000 to 2,000 when the Board of Directors determines it to be in the best interest of the Company.

18.    BENEFIT PLANS

The Company administers non-contributory defined benefit retirement plans for substantially all non-union employees and some union-represented employees as determined by the terms and conditions of collective bargaining agreements. Funding for the pension plans is based on a review of the specific requirements and on evaluation of the assets and liabilities of each plan.

In addition to providing pension benefits, the Company provides certain health care benefits for retired employees. The majority of the Company’s employees may become eligible for these benefits if they reach normal retirement age while employed by the Company. Funding of retiree health care benefits occurs as claims or premiums are paid.

Information with respect to change in benefit obligation, change in plan assets, net amounts recognized at end of year, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Change in benefit obligation:
Benefit obligation at beginning of year	$1,169	$1,128	$264	$253
Addition to benefit obligation from acquisitions	—	6	—	—
Service cost	65	36	11	9
Interest cost	96	90	20	19
Plan participants’ contributions	—	—	6	6
Amendments	—	(3)	2	—
Actuarial loss (gain)	97	(18)	15	(2)
Benefits paid	(70)	(70)	(20)	(21)

Benefit obligation at end of year	$1,357	$1,169	$298	$264

Change in plan assets:
Fair value of plan assets at beginning of year	$1,444	$1,393	$—	$—
Addition to plan assets from acquisitions	—	6	—	—
Actual return on plan assets	(102)	111	—	—
Employer contribution	3	4	14	15
Plan participants’ contributions	—	—	6	6
Benefits paid	(70)	(70)	(20)	(21)

Fair value of plan assets at end of year	$1,275	$1,444	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Pension plan assets include $148 and $179 of common stock of The Kroger Co. at February 2, 2002, and February 3, 2001, respectively

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Net amount recognized at end of year:
Funded status at end of year	$(82)	$275	$(298)	$(264)
Unrecognized actuarial gain	30	(305)	(47)	(71)
Unrecognized prior service cost	23	27	(16)	(15)
Unrecognized net transition asset	(4)	(4)	1	1

Net amount recognized at end of year	$(33)	$(7)	$(360)	$(349)

Prepaid benefit cost	$4	$40	$—	$—
Accrued benefit liability	(37)	(47)	(360)	(349)

	$(33)	$(7)	(360)	$(349)

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Weighted average assumptions:
Discount rate	7.25%	7.50%	7.25%	7.50%
Expected return on plan assets	9.50%	9.50%
Rate of compensation increase	3.75%	4.00%	3.75%	4.00%

For measurement purposes, a 5 percent annual rate of increase in the per capita cost of other benefits was assumed for 2001 and 2000.

	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
Components of Net Periodic Benefit Cost
Service cost	$65	$36	$37	$11	$9	$11
Interest cost	96	90	82	20	19	19
Expected return on plan assets	(131)	(120)	(109)	—	—	—
Amortization of:
Transition asset	—	(1)	(1)	—	—	—
Prior service cost	4	4	4	(3)	—	(3)
Actuarial (gain) loss	(5)	(10)	—	(3)	(2)	—
Curtailment credit	—	—	(2)	—	(4)	(7)

Net periodic benefit cost	$29	$(1)	$11	$25	$22	$20

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $57, $47 and $0 at February 2, 2002, and $52, $47 and $7 at February 3, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	4	(3)
Effect on postretirement benefit obligation	28	(24)

The Company also administers certain defined contribution plans for eligible union and non-union employees. The cost of these plans for 2001, 2000, and 1999, was $19, $45, and $46, respectively.

The Company participates in various multi-employer plans for substantially all union employees. Benefits are generally based on a fixed amount for each year of service. Contributions for 2001, 2000, and 1999, were $114, $103, and $121, respectively. If the Company were to exit certain markets, it may be required to pay a potential withdrawal liability if the plans were underfunded at the time of withdrawal. However, the Company is unable to determine this amount at this time. Any adjustments would be recorded at the time markets are exited.

19.    RELATED-PARTY TRANSACTIONS

The Company had a management agreement for management and financial services with The Yucaipa Companies (‘‘Yucaipa’’), whose managing general partner became Chairman of the Executive Committee of the Board, effective May 27, 1999, but who resigned from the Board of Directors on January 8, 2001.

Yucaipa, or an affiliate or former partner of an affiliate, holds warrants for the purchase of up to 4.3 million shares of Common Stock at an exercise price of $11.91 per share. Of those warrants, 0.6 million expire in 2005 and 3.7 million expire in 2006. Additionally, at the option of the holder, the warrants are exercisable without the payment of cash consideration. Under this condition, the Company will withhold upon exercise the number of shares having a market value equal to the aggregate exercise price from the shares issuable.

20.    RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” became effective for the Company as of February 4, 2001. SFAS No. 133, as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. Initial adoption of this new accounting standard resulted in the Company recording a liability of $9, primarily related to interest rate swaps designated as cash flow hedges, with a corresponding charge recorded as other comprehensive loss, net of income tax effects.

In accordance with SFAS No. 133, derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is reclassified to current-period earnings when the hedged transaction affects earnings. Changes in the fair value of derivative instruments designated as fair value hedges, along with the corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current-period earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company assesses, both at inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

As of February 2, 2002, the Company maintains four interest rate swaps and one interest rate collar designated as cash flow hedges of variable rate debt. A liability totaling $11 has been recorded for these instruments. The Company has also recorded a liability of $42 related to a cash flow hedge of electricity purchases, as more fully described below. Hedge ineffectiveness was not material for these instruments during 2001. Corresponding charges were recorded as other comprehensive loss, net of income tax effects. In addition, the Company maintains five interest rate swaps designated as fair value hedges of its fixed rate debt. As of February 2, 2002, liability totaling $18 has been recorded to reflect the fair value of these swaps, offset by an asset for the same amount to reflect the impact of the change in interest rates on the fair value of the debt.

During March through May 2001, the Company entered into four separate commitments to purchase electricity from one of its utility suppliers in southern California. At the inception of the contracts, forecasted electricity usage, which was estimated primarily based on historical energy usage, indicated that it was probable that all of the electricity would be utilized in the operations of the Company. The Company, therefore, accounted for the contracts in accordance with the normal purchases and normal sales exception under SFAS No. 133, as amended, and no amounts were recorded in the financial statements related to these purchase commitments.

During the third quarter 2001, the Company reassessed its projected electricity requirements in southern California. Due primarily to energy conservation programs initiated by the Company in the latter half of 2001, the Company determined that it no longer needed all of the electricity that it had committed to purchase. As a result one of the contracts and a portion of a second contract were deemed to exceed expected electricity usage, thereby eliminating the normal purchases and normal sales exception under SFAS No. 133 for those contracts, and requiring the fair value of the contracts to be recorded currently in earnings. These contracts will continue to be marked-to-market through current earnings each quarter. Accordingly, the Company recorded a pre-tax third quarter charge of $81 to accrue liabilities for the estimated fair value of these contracts through December 2006. These liabilities totaled $78 as of February 2, 2002. The remaining portion of the second contract has been re-designated as a cash flow hedge of future purchases. The other two purchase commitments continue to qualify for the normal purchases and normal sales exception under SFAS No. 133.

This table summarizes the interest rate swaps and energy purchase commitments described above that are included in the financial statements as of February 2, 2002.

	Hedged Item	Hedge	Tax Effect	Earnings	OCI(1)
As of February 3, 2001	$—	$—	$—	$—	$—
Effect of SFAS No. 133 on cash flow hedges of variable rate debt	—	(11)	4	—	7
Effect of SFAS No. 133 on fair value hedges of fixed rate debt	18	(18)	—	—	—
Effect of SFAS No. 133 on cash flow hedges of future utility purchases	—	(42)	16	—	26
Effect of SFAS No. 133 on excess utility purchase commitments	—	(78)	30	48	—

As of February 2, 2002	$18	$(149)	$50	$48	$33

(1)	Other comprehensive income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Emerging Issues Task Force (EITF) Issue Nos. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future,” and 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” became effective for The Kroger Co. beginning in the first quarter of 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. The Company continues to assess the effect these new standards will have on the financial statements. The Company expects the adoption of these standards will not have a material effect on its financial statements.

SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” were issued by the Financial Accounting Standards Board (“FASB”) in late June of 2001. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and SFAS No. 142 became effective for the Company on February 3, 2002. Goodwill no longer will be amortized and instead will be reviewed for impairment on an annual basis. The Company estimates that non-amortization of goodwill will improve fiscal 2002 net earnings by approximately $96.

The Company currently is performing its initial goodwill impairment review at the operating division level to determine the effect the adoption of this standard will have on its financial statements.

SFAS No. 143, “Asset Retirement Obligations,” was issued by the FASB in August of 2001. SFAS No. 143 will become effective for The Kroger Co. on February 2, 2003. The Company currently is analyzing the effect this standard will have on its financial statements.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued by the FASB in August of 2001. SFAS No. 144 became effective for The Kroger Co. on February 3, 2002. The Company expects the adoption of this standard will not have a material effect on its financial statements.

21.    SUBSEQUENT EVENTS

On March 26, 2002, the Company issued $500, 6.75% Senior Notes due in 2012. The Company also entered into two pay variable interest rate swap agreements, with notional amounts totaling $500, expiring in 2012.

22.    GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the ‘‘Guaranteed Notes’’) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the ‘‘Guarantor Subsidiaries’’). At February 2, 2002, a total of approximately $6.2 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow, and equity. Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below, but rather is included in the column labeled ‘‘Guarantor Subsidiaries.’’

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

The following tables present summarized financial information as of February 2, 2002 and February 3, 2001 and for the three years ended February 2, 2002.

Condensed Consolidating
Balance Sheets
As of February 2, 2002

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$25	$136	$—	$161
Receivables	145	534	—	679
Net inventories	386	3,792	—	4,178
Prepaid and other current assets	236	258	—	494

Total current assets	792	4,720	—	5,512
Property, plant and equipment, net	1,151	8,506	—	9,657
Goodwill, net	21	3,573	—	3,594
Other assets	639	(315)	—	324
Investment in and advances to subsidiaries	11,173	—	(11,173)	—

Total Assets	$13,776	$16,484	$(11,173)	$19,087

Current liabilities
Current portion of long-term debt including obligations under capital leases	$412	$24	$—	$436
Accounts payable	246	2,759	—	3,005
Other current liabilities	685	1,359	—	2,044

Total current liabilities	1,343	4,142	—	5,485
Long-term debt including obligations under capital leases	8,022	390	—	8,412
Other long-term liabilities	909	779	—	1,688

Total Liabilities	10,274	5,311	—	15,585

Shareowners’ Equity	3,502	11,173	(11,173)	3,502

Total Liabilities and Shareowners’ Equity	$13,776	$16,484	$(11,173)	$19,087

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating
Balance Sheets
As of February 3, 2001

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$25	$136	$—	$161
Receivables	134	553	—	687
Net inventories	340	3,723	—	4,063
Prepaid and other current assets	148	353	—	501

Total current assets	647	4,765	—	5,412
Property, plant and equipment, net	866	7,947	—	8,813
Goodwill, net	1	3,638	—	3,639
Other assets	653	(338)	—	315
Investment in and advances to subsidiaries	10,670	—	(10,670)	—

Total Assets	$12,837	$16,012	$(10,670)	$18,179

Current liabilities
Current portion of long-term debt including obligations under capital leases	$287	$49	$—	$336
Accounts payable	251	2,758	—	3,009
Other current liabilities	449	1,588	—	2,037

Total current liabilities	987	4,395	—	5,382
Long-term debt including obligations under capital leases	7,808	402	—	8,210
Other long-term liabilities	953	545	—	1,498

Total Liabilities	9,748	5,342	—	15,090

Shareowners’ Equity	3,089	10,670	(10,670)	3,089

Total Liabilities and Shareowners’ Equity	$12,837	$16,012	$(10,670)	$18,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating
Statements of Income
For the Year ended February 2, 2002

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$7,013	$43,948	$(863)	$50,098
Merchandise costs, including warehousing and transportation	5,579	31,630	(811)	36,398

Gross profit	1,434	12,318	(52)	13,700
Operating, general and administrative	1,409	8,074	—	9,483
Rent	168	534	(52)	650
Depreciation and amortization	76	1,000	—	1,076
Merger-related costs, impairment and restructuring charges	132	—	—	132

Operating profit (loss)	(351)	2,710	—	2,359
Interest expense	(604)	(44)	—	(648)
Equity in earnings of subsidiaries	1,625	—	(1,625)	—

Earnings before tax expense and extraordinary loss	670	2,666	(1,625)	1,711
Tax expense (benefit)	(373)	1,041	—	668

Earnings before extraordinary loss	1,043	1,625	(1,625)	1,043
Extraordinary loss, net of income tax benefit	—	—	—	—

Net earnings	$1,043	$1,625	$(1,625)	$1,043

Condensed Consolidating
Statements of Income
For the Year ended February 3, 2001

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,712	$43,047	$(759)	$49,000
Merchandise costs, including warehousing and transportation	5,314	31,197	(707)	35,804

Gross profit	1,398	11,850	(52)	13,196
Operating, general and administrative	1,073	8,079	—	9,152
Rent	161	538	(52)	647
Depreciation and amortization	91	917	—	1,008
Merger-related costs and asset impairments	179	27	—	206

Operating profit (loss)	(106)	2,289	—	2,183
Interest expense	(625)	(50)	—	(675)
Equity in earnings of subsidiaries	1,304	—	(1,304)	—

Earnings before tax expense and extraordinary loss	573	2,239	(1,304)	1,508
Tax expense (benefit)	(307)	935	—	628

Earnings before extraordinary loss	880	1,304	(1,304)	880
Extraordinary loss, net of income tax benefit	(3)	—	—	(3)

Net earnings	$877	$1,304	$(1,304)	$877

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating
Statements of Income
For the Year ended January 29, 2000

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,333	$39,617	$(598)	$45,352
Merchandise costs, including warehousing and transportation	5,083	28,781	(548)	33,316

Gross profit	1,250	10,836	(50)	12,036
Operating, general and administrative	941	7,386	—	8,327
Rent	119	572	(50)	641
Depreciation and amortization	95	851	—	946
Merger-related costs	64	319	—	383

Operating profit	31	1,708	—	1,739
Interest expense	(428)	(209)	—	(637)
Equity in earnings of subsidiaries	846	—	(846)	—

Earnings before tax expense and extraordinary loss	449	1,499	(846)	1,102
Tax expense (benefit)	(173)	652	—	479

Earnings before extraordinary loss	622	847	(846)	623
Extraordinary loss, net of income tax benefit	(9)	(1)	—	(10)

Net earnings	$613	$846	$(846)	$613

Condensed Consolidating
Statements of Cash Flows
For the Year ended February 2, 2002

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash (used) provided by operating activities	$1,237	$1,110	$2,347

Cash flows from investing activities:
Capital expenditures	(174)	(1,965)	(2,139)
Other	23	151	174

Net cash used by investing activities	(151)	(1,814)	(1,965)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,404	—	1,404
Reductions in long-term debt	(1,085)	(37)	(1,122)
Proceeds from issuance of capital stock	72	—	72
Capital stock reacquired	(732)	—	(732)
Other	(242)	238	(4)
Net change in advances to subsidiaries	(503)	503	—

Net cash (used) provided by financing activities	(1,086)	704	(382)

Net (decrease) increase in cash and temporary cash investments	—	—	—
Cash and temporary cash investments:
Beginning of year	25	136	161

End of year	$25	$136	$161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating
Statements of Cash Flows
For the Year ended February 3, 2001

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,242	$1,117	$2,359

Cash flows from investing activities:
Capital expenditures	(85)	(1,538)	(1,623)
Other	20	2	22

Net cash used by investing activities	(65)	(1,536)	(1,601)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	838	—	838
Reductions in long-term debt	(1,269)	(70)	(1,339)
Proceeds from issuance of capital stock	57	—	57
Capital stock reacquired	(581)	—	(581)
Other	(73)	220	147
Net change in advances to subsidiaries	(154)	154	—

Net cash (used) provided by financing activities	(1,182)	304	(878)

Net decrease in cash and temporary cash investments	(5)	(115)	(120)
Cash and temporary cash investments:
Beginning of year	30	251	281

End of year	$25	$136	$161

Condensed Consolidating
Statements of Cash Flows
For the Year ended January 29, 2000

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$687	$775	$1,462

Cash flows from investing activities:
Capital expenditures	(102)	(1,589)	(1,691)
Other	11	(44)	(33)

Net cash used by investing activities	(91)	(1,633)	(1,724)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,707	56	1,763
Reductions in long-term debt	(675)	(794)	(1,469)
Proceeds from issuance of capital stock	55	12	67
Capital stock reacquired	(6)	—	(6)
Other	26	(101)	(75)
Net change in advances to subsidiaries	(1,698)	1,698	—

Net cash (used) provided by financing activities	(591)	871	280

Net increase in cash and temporary cash investments	5	13	18
Cash and temporary cash investments:
Beginning of year	25	238	263

End of year	$30	$251	$281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

23.    QUARTERLY DATA (UNAUDITED)

	Quarter
2001	First (16 weeks)	Second (12 weeks)	Third (12 weeks)	Fourth (12 weeks)	Total Year (52 weeks)

Sales	$15,102	$11,485	$11,382	$12,129	$50,098
Gross Profit	$4,068	$3,155	$3,117	$3,360	$13,700
Earnings before extraordinary items	$304	$256	$133	$350	$1,043
Extraordinary loss	—	$—	$—	$—	$—
Net earnings	$304	$256	$133	$350	$1,043
Net earning per common share:
Earnings before extraordinary loss	$0.37	$0.32	$0.17	$0.44	$1.30
Extraordinary loss	—	—	—	—	—

Basic net earnings per common share	$0.37	$0.32	$0.17	$0.44	$1.30
Diluted earnings per common share:
Earnings before extraordinary loss	$0.36	$0.31	$0.16	$0.43	$1.26
Extraordinary loss	—	—	—	—	—

Diluted net earnings per common share	$0.36	$0.31	$0.16	$0.43	$1.26

	Quarter
2000	First (16 weeks)	Second (12 weeks)	Third (12 weeks)	Fourth (13 weeks)	Total Year (53 weeks)

Sales	$14,329	$11,017	$10,962	$12,692	$49,000
Gross profit	$3,829	$2,942	$2,963	$3,462	$13,196
Earnings before extraordinary items	$99	$210	$203	$368	$880
Extraordinary loss	$—	$(2)	$(1)	$—	$(3)
Net earnings	$99	$208	$202	$368	$877
Net earnings per common share:
Earnings before extraordinary loss	$0.12	$0.25	$0.25	$0.45	$1.07
Extraordinary loss	—	—	—	—	—

Basic net earnings per common share	$0.12	$0.25	$0.25	$0.45	$1.07
Diluted earnings per common share:
Earnings before extraordinary loss	$0.12	$0.25	$0.24	$0.44	$1.04
Extraordinary loss	—	—	—	—	—

Diluted net earnings per common share	$0.12	$0.25	$0.24	$0.44	$1.04

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the copies of all Section 16(a) forms received by the Company, or written representations from certain persons that no Forms 5 were required for those persons, the Company believes that during fiscal year 2001 all filing requirements applicable to its officers, directors and 10% beneficial owners were timely sastified, with two exceptions. Mr. Don McGeorge filed a Form 5 reporting the exercise during the year by his spouse (a former employee of the Company) of 25,053 stock options and the sale of the underlying stock, that inadvertently were not reported on a prior Form 4 during 2001. Mr. J. Michael Schlotman was eight days late in filing a Form 4 reporting the exercise of 12,500 stock options and the sale of the underlying stock.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of March 11, 2002. Except as otherwise noted below, each person has held office for at least five years. Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History

Donald E. Becker	53
Mr. Becker was promoted to Senior Vice President effective January 26, 2000. Prior to his election, Mr. Becker was appointed President of the Company’s Central Marketing Area in 1996. Before this, Mr. Becker served in a number of key management positions in the Company’s Cincinnati/Dayton Marketing Area, including Vice President of Operations and Vice President of Merchandising. He joined the Company in 1969.

William T. Boehm	55
Mr. Boehm was promoted to Group Vice President, Logistics effective April 29, 2001. Mr. Boehm joined the Company in 1981 as Director of Economic Research. He was promoted to Vice President, Corporate Planning and Research in 1986. He was named Vice President Grocery Procurement in 1989 and Vice President of Logistics in 1994.

Warren F. Bryant	56
Mr. Bryant was promoted to Senior Vice President in January 1999. He was elected President and Chief Executive Officer of Dillon Companies, Inc., a subsidiary of the Company, effective September 1, 1996. Prior to this Mr. Bryant was elected President and Chief Operating Officer of Dillon Companies, Inc. on June 18, 1995, Senior Vice President of Dillon Companies, Inc. on May 1, 1993, and Vice President of Dillon Companies,

Inc. on March 1, 1990. Before this, he served as Vice President of Marketing, Dillon Stores Division, from June 1988 until March 1990, and in a number of key management positions with the Company, including Director of Merchandising for the Mid-Atlantic Marketing Area and Director of Operations for the Charleston, West Virginia division of the Mid-Atlantic Marketing Area. Mr. Bryant joined the Company in 1964.

Geoffrey J. Covert	50
Mr. Covert was promoted to Senior Vice President effective April 25, 1999. Prior to that he was Group Vice President and President of Kroger Manufacturing effective April 19, 1998. Mr. Covert joined the Company and was appointed Vice President, Grocery Products Group, on March 18, 1996. Prior to joining the Company, he had 23 years of service with Procter & Gamble. In his last role with Procter & Gamble, Mr. Covert was responsible for Manufacturing Purchasing, Customer Service/Logistics, Engineering, Human Resources, and Contract Manufacturing for Procter & Gamble’s Hard Surface Cleaner business in North America.

David B. Dillon	51
Mr. Dillon was elected President and Chief Operating Officer effective January 26, 2000. Upon the merger with Fred Meyer, Inc., he was named President of the combined Company. Prior thereto, Mr. Dillon was elected President and Chief Operating Officer of Kroger effective June 18, 1995. Prior to this he was elected Executive Vice President on September 13, 1990, Chairman of the Board of Dillon Companies, Inc. on September 8, 1992, and President of Dillon Companies, Inc. on April 22, 1986. Before his election he was appointed President of Dillon Companies, Inc.

Michael J. Donnelly	43
Mr. Donnelly was promoted to Group Vice President, Drug/GM Merchandising and Procurement effective January 6, 2002. Mr. Donnelly joined the Company in 1978 as a Clerk. He held a variety of merchandising positions in retail divisions before becoming President of Fry’s Food Stores in April 2000.

Paul W. Heldman	50
Mr. Heldman was elected Senior Vice President effective October 5, 1997, Secretary on May 21, 1992, and Vice President and General Counsel effective June 18, 1989. Prior to his election he held various positions in the Company’s Law Department. Mr. Heldman joined the Company in 1982.

Scott M. Henderson	46
Mr. Henderson was elected Treasurer effective January 6, 2002. Mr. Henderson joined the Company in 1981 as Manager of Financial Reporting. He held a variety of management positions and was promoted to Vice President of Planning in February 2000.

Michael S. Heschel	60
Mr. Heschel was elected Executive Vice President effective June 18, 1995. Prior to this he was elected Senior Vice President—Information Systems and Services on February 10, 1994, and Group Vice President—Management Information Services on July 18, 1991. Before this Mr. Heschel served as Chairman and Chief Executive Officer of Security Pacific Automation Company. From 1985 to 1990 he was Corporate Vice President of Baxter International, Inc.

Carver L. Johnson	52
Mr. Johnson joined the Company as Group Vice President of Management Information Systems in December 1999. Prior to joining the Company, he served as Vice President and Chief Information Officer of Gymboree. From 1993 to 1998, Mr. Johnson was Senior Systems Director of Corporate Services for Sears, Roebuck & Co. He previously held management positions with Jamesway Corp., Linens ‘n Things, and Pay ‘n Save Stores, Inc.

Saundra Linn	42
Ms. Linn was elected Group Vice President of Retail Operations in December 2000. She joined Kroger in 1983 as an industrial engineer. Ms. Linn was named Director of Capital Management and Finance in 1996 and served as Vice President of Operations in Kroger’s Atlanta Division.

Bruce A. Macaulay	48
Mr. Macaulay was elected Group Vice President, Grocery Merchandising effective October 29, 2001. Mr. Macaulay joined the Company in 1973 as a part-time retail clerk. He held a variety of management positions with the Company throughout his career. Prior to his promotion he served as Vice President of Merchandising for the Cincinnati/Dayton Division. Before that he was Vice President of Grocery Merchandising and Procurement at the Company’s corporate headquarters.

Lynn Marmer	49
Ms. Marmer was elected Group Vice President effective January 19, 1998. Prior to her election, Ms. Marmer was an attorney in the Company’s Law Department. Ms. Marmer joined the Company in 1997. Before joining the Company she was a partner in the law firm of Dinsmore & Shohl.

Don W. McGeorge	47
Mr. McGeorge was promoted to Executive Vice President effective January 26, 2000. Prior to that he was elected Senior Vice President effective August 10, 1997. Before his election, Mr. McGeorge was President of the Company’s Columbus Marketing Area effective December 29, 1996; and prior thereto President of the Company’s Michigan Marketing Area effective June 20, 1993. Before this he served in a number of key management positions with the Company, including Vice President of Merchandising of the Company’s Nashville Marketing Area. Mr. McGeorge joined the Company in 1977.

W. Rodney McMullen	41
Mr. McMullen was named Executive Vice President – Strategy, Planning and Finance effective January 26, 2000. Prior to that he was elected Executive Vice President and Chief Financial Officer on May 20, 1999, and elected Senior Vice President effective October 5, 1997, and Group Vice President and Chief Financial Officer effective June 18, 1995. Before that he was appointed Vice President-Control and Financial Services on March 4, 1993, and Vice President, Planning and Capital Management effective December 31, 1989. Mr. McMullen joined the Company in 1978 as a part-time stock clerk.

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

Joseph A. Pichler	62
Mr. Pichler was elected Chairman of the Board on September 13, 1990, and Chief Executive Officer effective June 17, 1990. Prior to this he was elected President and Chief Operating Officer on October 24, 1986, and Executive Vice President on July 16, 1985. Mr. Pichler joined Dillon Companies, Inc. in 1980 as Executive Vice President and was elected President of Dillon Companies, Inc. in 1982.

J. Michael Schlotman	44
Mr. Schlotman was promoted to Group Vice President and Chief Financial Officer effective January 26, 2000. Prior to that he was appointed Vice President and Corporate Controller in 1995, and served in various positions in corporate accounting since joining Kroger in 1985.

James R. Thorne	55
Mr. Thorne was elected Senior Vice President effective June 18, 1995. Prior to his election Mr. Thorne was appointed President of the Company’s Mid-Atlantic Marketing Area in 1993. Before this Mr. Thorne served in a number of key management positions in the Mid-Atlantic Marketing Area, including Advertising Manager, Zone Manager, Director of Operations, and Vice President-Merchandising. Mr. Thorne joined the Company in 1966 as a part-time grocery clerk.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth in the section entitled Compensation of Executive Officers in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in the Equity Compansation Plan Information table and the tabulation of the amount and nature of Beneficial Ownership of the Company's securities in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section entitled Information Concerning The Board Of Directors—Certain Transactions in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial	Statements:

Report	of Independent Accountants
Consolidated	Balance Sheet as of February 2, 2002 and February 3, 2001
Consolidated	Statement of Income for the years ended February 2, 2002,
February	3, 2001, and January 29, 2000
Consolidated	Statement of Cash Flows for the years ended February 2,
2002,	February 3, 2001, and January 29, 2000
Consolidated	Statement of Changes in Shareowners' Equity (Deficit)
Notes	to Consolidated Financial Statements

Financial	Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto

(b) Reports	on Form 8-K:

On December 11, 2001, The Kroger Co. filed a Current Report on Form 8-K with the SEC disclosing its earnings release for the third quarter 2001, including unaudited financial statements for that quarter.

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

10.1
Material Contracts—Third Amended and Restated Employment
Agreement dated as of July 22, 1993, between the Company and
Joseph A. Pichler is hereby incorporated by reference to
Exhibit 10.1 to the Company's Form 10-Q for the quarter
ended October 9, 1993.

10.2	Executive Employment Agreement dated as of November 30, 2001, between the Company and David B. Dillon.

10.3	Executive Employment Agreement dated as of April 22, 2002, between the Company and W. Rodney McMullen.

10.4	Executive Employment Agreement dated as of November 30, 2001, between the Company and Don W. McGeorge.

10.5	Non-Employee Directors' Deferred Compensation Plan.

Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.'s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-13339

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Accountants.

24.1	Powers of Attorney.

99.1
Annual Reports on Form 11-K for
The Kroger Co. Savings Plan and
the Fred Meyer, Inc. 401(k) Savings
Plan for Collective Bargaining
Unit Employees for the Year 2001
will be filed by amendment on or
before June 29, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated:	May 1, 2002	By (*JosephA.Pichler) Joseph A. Pichler, Chairman of the Board of Directors and Chief Executive Officer
Dated:	May 1, 2002	By (*J. Michael Schlotman) J. Michael Schlotman Group Vice President and Chief Financial Officer
Dated:	May 1, 2002	By (*M. Elizabeth Van Oflen) M. Elizabeth Van Oflen Vice President & Corporate Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 1st day of May, 2002.

Reuben V. Anderson	Director

(*Robert D. Beyer) Robert D. Beyer	Director

John L. Clendenin	Director

(*David B. Dillon) David B. Dillon	President, Chief Operating Officer, and Director

(*Bruce Karatz) Bruce Karatz	Director

(*David B. Lewis) David B. Lewis	Director

(*John T. LaMacchia) John T. LaMacchia	Director

Edward M. Liddy	Director

(*Clyde R. Moore) Clyde R. Moore	Director

Thomas H. O'Leary	Director

(*Katherine D. Ortega) Katheriine D. Ortega	Director

(*Joseph A. Pichler) Joseph A. Pichler	Chairman of the Board of Directors, Chief Executive Officer, and Director

(*Steven R. Rogel) Steven R. Rogel	Director

(*Bobby S. Shackouls) Bobby S. Shackouls	Director

*By: (Bruce M. Gack) Bruce M. Gack Attorney-in-fact