Form 10-K/A
period 2002-02-02
KROGER CO
filed 2002-05-22
CIK 56873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED February 2, 2002.
                             -----------------------------
                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________to_________________

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

                                             Name of each exchange
       Title of each class                    on which registered

     Common Stock $1 par value              New York Stock Exchange
-----------------------------------   ------------------------------------
      794,109,633 shares
 outstanding on April 24, 2002
-------------------------------         -------------------------------
           Securities registered pursuant to section 12(g) of the Act:
                                      NONE
--------------------------------------------------------------------------------
                                (Title of class)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X        No_____.
   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of March 11, 2002: $17,882,235,374.

Documents Incorporated by Reference:
         Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before June 2, 2002, incorporated by reference into Parts II and III of Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Financial Statements:

        Report of Independent Public Accountants
        Consolidated Balance Sheet as of February 2, 2002 and February 3, 2001 Consolidated Statement of Income for the years ended February 2, 2002, February 3, 2001, and January 29, 2000
        Consolidated Statement of Cash Flows for the years ended February 2, 2002 and February 3, 2001
        Consolidated Statement of Changes in Shareowners' Equity (Deficit) Notes to Consolidated Financial Statements

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

           *10.2 Executive Employment Agreement dated as of November 30, 2001, between the Company and David B. Dillon.

           *10.3 Executive Employment Agreement dated as of April 22, 2002, between the Company and W. Rodney McMullen.

           *10.4 Executive Employment Agreement dated as of November 30, 2001, between the Company and Don W. McGeorge.

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

           *12.1           Statement of Computation of Ratio of Earnings to
                           Fixed Charges.

            21.1           Subsidiaries of the Registrant.

           *23.1           Consent of Independent Public Accountants.

           *24.1           Powers of Attorney.

            99.1           Annual Reports on Form 11-K for The Kroger Co.
                           Savings Plan and the Fred Meyer, Inc. 401(k) Savings Plan for Collective Bargaining Unit Employees for the Year 2001 will be filed by amendment on or before June 29, 2002.

*Previously filed.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE KROGER CO.


Dated:        May 22, 2002          By (*Joseph A. Pichler)
                                        Joseph A. Pichler, Chairman
                                        of the Board of Directors and
                                        Chief Executive Officer

Dated:        May 22, 2002          By (*J. Michael Schlotman)
                                        J. Michael Schlotman
                                        Group Vice President and
                                        Chief Financial Officer


Dated:        May 22, 2002          By (*M. Elizabeth Van Oflen)
                                        M. Elizabeth Van Oflen
                                        Vice President & Corporate Controller
                                        and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 22nd day of May, 2002.

_________________________                        Director
Reuben V. Anderson

                                                 Director

(*Robert D. Beyer)
Robert D. Beyer

_________________________                        Director
John L. Clendenin

(*David B. Dillon)                               President, Chief Operating
David B. Dillon                                  Officer, and Director

(*Bruce Karatz)                                  Director
Bruce Karatz

(*David B. Lewis)                                Director
David B. Lewis

(*John T. LaMacchia)                             Director
John T. LaMacchia

_________________________                        Director
Edward M. Liddy

(*Clyde R. Moore)                       Director
Clyde R. Moore


____________________________            Director
Thomas H. O'Leary

(*Katherine D. Ortega)                  Director
Katheriine D. Ortega

(*Joseph A. Pichler)                    Chairman of the Board of
Joseph A. Pichler                       Directors, Chief Executive
                                        Officer, and Director

(*Steven R. Rogel)                      Director
Steven R. Rogel

(*Bobby S. Shackouls)                   Director
Bobby S. Shackouls


*By:  (Bruce M. Gack)
      Bruce M. Gack
      Attorney-in-fact

6