Form 10-K/A
period 2002-02-02
KROGER CO
filed 2002-06-28
CIK 56873

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended February 2, 2002.
                             ----------------------------------------

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                   to
                                 ___________________  _______________

                          Commission file number  1-303
                                                ---------------------

                                 THE KROGER CO.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Ohio                                           31-0345740
     --------------------------------               ----------------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer Identification No.)
       incorporation or organization)

  1014 Vine Street, Cincinnati, OH  45202                            45202
------------------------------------------          ----------------------------------------
  (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code       (513) 762-4000
                                                  -----------------------------

Securities registered pursuant to Section 12 (b) of the Act:

                   Title of each class                              Name of each exchange on which registered
                Common Stock $1 par value                                    New York Stock Exchange
  -----------------------------------------------------          ------------------------------------------------
  794,109,633  shares outstanding on April 24, 2002
  -----------------------------------------------------          ------------------------------------------------

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

Documents Incorporated by Reference:
     Proxy Statement filed pursuant to Regulation 14A of the Exchange Act on May 8, 2002, incorporated by reference into Parts II and III of Form 10-K.

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

          *12.1            Statement of Computation of Ratio of Earnings to
                           Fixed Charges.

          *21.1            Subsidiaries of the Registrant.

          *23.1            Consent of Independent Public Accountants.

           23.2            Consent of Independent Public Accountants.

          *24.1            Powers of Attorney.

           99.1            Annual Reports on Form 11-K for The Kroger Co.
                           Savings Plan and The Kroger Co. Savings Plan for Bargaining Unit Associates for the Year 2001 as filed herewith.

* Previously filed.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE KROGER CO.


Dated:        June 28, 2002          By (*Joseph A. Pichler)
                                        Joseph A. Pichler, Chairman
                                        of the Board of Directors and
                                        Chief Executive Officer

Dated:        June 28, 2002          By (*J. Michael Schlotman)
                                        J. Michael Schlotman
                                        Group Vice President and
                                        Chief Financial Officer


Dated:        June 28, 2002          By (*M. Elizabeth Van Oflen)
                                        M. Elizabeth Van Oflen
                                        Vice President & Corporate Controller
                                        and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 28th day of June, 2002.

-------------------------                        Director
Reuben V. Anderson

(*Robert D. Beyer)                               Director
Robert D. Beyer

-------------------------                        Director
John L. Clendenin

(*David B. Dillon)                               President, Chief Operating
David B. Dillon                                  Officer, and Director

(*Bruce Karatz)                                  Director
Bruce Karatz

(*David B. Lewis)                                Director
David B. Lewis

(*John T. LaMacchia)                             Director
John T. LaMacchia

-------------------------                        Director
Edward M. Liddy

(*Clyde R. Moore)                                Director
Clyde R. Moore


-------------------------                        Director
Thomas H. O'Leary

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

4