Form 10-Q
period 2002-05-25
KROGER CO
filed 2002-07-09
CIK 56873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 25, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-303

THE KROGER CO.
(Exact name of registrant as specified in its charter)

Ohio	31-0345740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1014 Vine Street, Cincinnati, OH 45202
(Address of principal executive offices)
(Zip Code)

(513) 762-4000
(Registrant’s telephone number, including area code)

Unchanged
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

There were 788,750,348 shares of Common Stock ($1 par value) outstanding as of July 5, 2002.

PART I—FINANCIAL INFORMATION

Item  1.    Financial Statements.

THE KROGER CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share amounts)
(unaudited)

	First Quarter Ended
	May 25, 2002	May 26, 2001
Sales	$15,667	$15,102

Merchandise costs, including advertising, warehousing, and transportation	11,438	11,034
Operating, general and administrative	2,888	2,841
Rent	204	202
Depreciation and amortization	323	319
Restructuring charges	13	—
Merger related costs	2	2

Operating profit	799	704
Interest expense	189	206

Earnings before income tax expense, extraordinary loss and cumulative effect of an accounting change	610	498
Income tax expense	229	194

Earnings before extraordinary loss and cumulative effect of an accounting change	381	304
Extraordinary loss, net of income tax benefit	(3)	—

Earnings before cumulative effect of an accounting change	378	304
Cumulative effect of an accounting change, net of income tax benefit	(16)	—

Net earnings	$362	$304

Earnings per basic common share:
Earnings before extraordinary loss and cumulative effect of an accounting change	$0.48	$0.37
Extraordinary loss, net of income tax benefit	0.00	0.00
Cumulative effect of an accounting change, net of income tax benefit	(0.02)	0.00

Net earnings	$0.46	$0.37

Average number of common shares used in basic calculation	793	812
Earnings per diluted common share:
Earnings before extraordinary loss and cumulative effect of an accounting change	$0.47	$0.36
Extraordinary loss, net of income tax benefit	0.00	0.00
Cumulative effect of an accounting change, net of income tax benefit	(0.02)	0.00

Net earnings	$0.45	$0.36

Average number of common shares used in diluted calculation	809	833

The accompanying notes are an integral part
of the consolidated financial statements.

THE KROGER CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)
(unaudited)

	May 25, 2002	February 2, 2002
ASSETS
Current assets
Cash	$185	$161
Receivables	641	679
Inventories	4,193	4,178
Prepaid and other current assets	324	494

Total current assets	5,343	5,512
Property, plant and equipment, net	10,033	9,657
Goodwill, net	3,572	3,594
Other assets	313	324

Total Assets	$19,261	$19,087

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases	$455	$436
Accounts payable	3,266	3,005
Salaries and wages	540	584
Other current liabilities	1,430	1,460

Total current liabilities	5,691	5,485
Long-term debt including obligations under capital leases	7,961	8,412
Other long-term liabilities	1,818	1,688

Total Liabilities	15,470	15,585

Commitments and Contingencies (Note 11)
SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 904 shares issued in 2002 and 901 shares issued in 2001	904	901
Additional paid-in capital	2,256	2,217
Accumulated other comprehensive loss	(31)	(33)
Accumulated earnings	2,509	2,147
Common stock in treasury, at cost, 112 shares in 2002 and 106 shares in 2001	(1,847)	(1,730)

Total Shareowners’ Equity	3,791	3,502

Total Liabilities and Shareowners’ Equity	$19,261	$19,087

The accompanying notes are an integral part
of the consolidated financial statements.

THE KROGER CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	First Quarter Ended
	May 25, 2002	May 26, 2001
Cash Flows From Operating Activities:
Net earnings	$362	$304
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of an accounting change	16	—
Extraordinary loss	3	—
Depreciation	323	288
Goodwill amortization	—	31
Non-cash items	—	2
Deferred income taxes	75	(15)
Other	16	21
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Inventories	(27)	(142)
Receivables	38	29
Accounts payable	284	66
Other	206	32

Net cash provided by operating activities	1,296	616

Cash Flows From Investing Activities:
Capital expenditures	(781)	(618)
Proceeds from sale of assets	20	13
Payments for acquisitions, net of cash acquired	(109)	(67)
Other	158	18

Net cash used by investing activities	(712)	(654)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	503	1,014
Reductions in long-term debt	(935)	(738)
Financing charges incurred	(12)	(16)
Increase in book overdrafts	(23)	47
Proceeds from issuance of capital stock	24	34
Treasury stock purchases	(117)	(304)

Net cash provided (used) by financing activities	(560)	37

Net increase (decrease) in cash and temporary cash investments	24	(1)
Cash and temporary investments:
Beginning of year	161	161

End of quarter	$185	$160

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$208	$210
Cash paid during the year for income taxes	$134	$126
Non-cash changes related to purchase acquisitions:
Fair value of assets acquired	$109	$42
Goodwill recorded	$—	$37
Liabilities assumed	$—	$12

The accompanying notes are an integral part
of the consolidated financial statements.

THE KROGER CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain prior year amounts have been reclassified to conform to current year presentation and all amounts presented are in millions except per share amounts.

1.    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the consolidated accounts of The Kroger Co. and its subsidiaries. The February 2, 2002 balance sheet was derived from audited financial statements, and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles. Significant intercompany transactions and balances have been eliminated. References to the “Company” in these consolidated financial statements mean the consolidated company.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the fiscal 2001 Annual Report on Form 10-K of The Kroger Co. filed with the SEC on May 1, 2002.

The unaudited information included in the consolidated financial statements for the first quarters ended May 25, 2002 and May 26, 2001 includes the results of operations of the Company for the 16 week periods then ended.

2.    MERGER-RELATED COSTS

The Company is continuing the process of implementing its integration plan relating to recent mergers. During the first quarters of 2002 and 2001, the Company incurred pre-tax non-cash merger-related costs of $2 resulting from the issuance of restricted stock. Restrictions on the stock awards lapsed based on the achievement of synergy goals. All synergy-based awards were earned provided that recipients were still employed by the Company on the stated restriction lapsing date.

The following table is a summary of the changes in accruals related to various business combinations:

	Facility Closure Costs	Employee Severance	Incentive Awards and Contributions
Balance at February 3, 2001	$113	$18	$35
Additions	—	—	4
Payments	(19)	(3)	(9)

Balance at February 2, 2002	94	15	30
Additions	—	—	2
Payments	(5)	(5)	—

Balance at May 25, 2002	$89	$10	$32

3.    ONE-TIME ITEMS

In addition to the merger-related costs described in Note 2, the Company incurred pre-tax one-time expenses of $3 and $14 during the first quarters of 2002 and 2001, respectively. Also in the first quarter 2002, the Company recorded pre-tax one-time income of $7 resulting from the revaluation of excess energy purchase contracts. These items were included in merchandise costs and operating, general and administrative expense in 2001 and in operating, general and administrative expense in 2002. Net pre-tax income of $4 was included in operating, general and administrative expense in the first quarter 2002 compared to $11 of pre-tax expense in the first quarter 2001. The remaining $3 of pre-tax expense recorded in the first quarter 2001 was included in merchandise costs. Details of these charges are:

THE KROGER CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Quarter Ended
	May 25, 2002	May 26, 2001
One-time items in merchandise costs
Costs related to mergers	$—	$3

	—	3
One-time items in operating, general and administrative expense
Costs related to mergers	3	11
Revaluation of energy contracts	(7)	—

	(4)	11
Total one-time items	$(4)	$14

Costs related to mergers

Approximately $3 of product costs for excess capacity was included as merchandise costs in the first quarter 2001. The remaining $11 of expenses in the first quarter 2001, and the $3 of expenses in the first quarter 2002, primarily related to employee severance and system conversion costs and were included as operating, general and administrative expenses. All of the costs in 2001 and $2 of the costs in 2002 represented cash expenditures.

Energy contracts

During March through May 2001, the Company entered into four separate commitments to purchase electricity from one of its utility suppliers in southern California. At the inception of the contracts, forecasted electricity usage indicated that it was probable that all of the electricity would be utilized in the operations of the Company. The Company, therefore, accounted for the contracts in accordance with the normal purchases and normal sales exception under Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, and no amounts were initially recorded in the financial statements related to these purchase commitments.

During the third quarter 2001, the Company determined that one of the contracts, and a portion of a second contract, provided for supplies in excess of the Company’s expected demand for electricity. This precluded use of the normal purchases and normal sales exception under SFAS No. 133 for those contracts, and required the contracts to be marked to fair value through current-period earnings. The Company, therefore, recorded a pre-tax charge of $81 in the third quarter 2001 to accrue liabilities for the estimated fair value of these contracts through December 2006. The remaining portion of the second contract was re-designated as a cash flow hedge of future purchases. The other two purchase commitments continue to qualify for the normal purchases and normal sales exception under SFAS No. 133.

SFAS No. 133 requires the excess contracts to be revalued through current-period earnings each quarter. Due to an increase in the forward market prices for electricity in southern California during the first quarter 2002, the Company recorded pre-tax income of $7 to mark the excess contracts to estimated fair value as of May 25, 2002. Details of these liabilities follow:

Balance at February 2, 2002	$78
Net payments (settlement of excess purchase commitments)	(5)
Revaluation (change in liabilities due to increase in forward market prices)	(7)

Balance at May 25, 2002	$66

THE KROGER CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    RESTRUCTURING CHARGES

On December 11, 2001, the Company outlined a Strategic Growth Plan that will support additional investment in our core business to increase sales and market share. As part of the plan to reduce operating, general and administrative costs, the Company has eliminated over 1,400 of the approximately 1,500 positions targeted for reduction under the Plan. The Company also has merged the Nashville division office and distribution center into the Atlanta and Louisville divisions. Restructuring charges related to the Plan totaled $13, pre-tax, in the first quarter 2002. The majority of these expenses related to severance agreements, distribution center consolidation and conversion costs. Approximately $9 represented cash expenditures.

The following table is a summary of changes in the accruals associated with the Strategic Growth Plan:

Severance & Other Costs
Balance at February 2, 2002	$37
Additions	13
Payments	(25)

Balance at May 25, 2002	$25

5.    GOODWILL

As more fully described in Note 9, the Company adopted SFAS No. 142 on February 3, 2002. Adoption of this standard eliminated the amortization of goodwill. In 2001, goodwill generally was amortized over 40 years. Goodwill amortization expense totaled $31 in the first quarter, 2001. The transitional impairment review required by SFAS No. 142 resulted in a $26 pre-tax loss to write-off the jewelry store division goodwill based on its implied fair value. Impairment primarily resulted from the recent operating performance of the division and review of the division’s projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. This loss was recorded as a cumulative effect of an accounting change, net of a $10 tax benefit.

The following table summarizes changes in the Company’s goodwill balance during the first quarter 2002:

Balance at February 2, 2002	$3,594
Cumulative effect of an accounting change	(26)
Reclassifications	4

Balance at May 25, 2002	$3,572

THE KROGER CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table adjusts net earnings, net earnings per basic common share and net earnings per diluted common share for the adoption of SFAS No. 142:

	First Quarter Ended
	May 25, 2002	May 26, 2001
Reported net earnings	$362	$304
Add back:
Goodwill amortization	—	31
Tax effect	—	(4)
Cumulative effect of an accounting change(1)	16	—

Adjusted net earnings	$378	$331

Add back:
Extraordinary loss(1)	3	—

Adjusted earnings before extraordinary loss	$381	$331

Reported net earnings per basic common share	$0.46	$0.37
Add back:
Goodwill amortization	—	0.04
Tax effect(2)	—	—
Cumulative effect of an accounting change(1)	0.02	—

Adjusted net earnings per basic common share	$0.48	$0.41

Add back:
Extraordinary loss(1)(2)	—	—

Adjusted earnings before extraordinary loss	$0.48	$0.41

Average number of shares used in basic calculation	793	812

Reported net earnings per diluted common share	$0.45	$0.36
Add back:
Goodwill amortization	—	0.04
Tax effect(2)	—	—
Cumulative effect of an accounting change(1)	0.02	—

Adjusted net earnings per diluted common share	$0.47	$0.40

Add back:
Extraordinary loss(1)(2)	—	—

Adjusted earnings before extraordinary loss	$0.47	$0.40

Average number of shares used in diluted calculation	809	833

(1)	Amounts are net of tax.
(2)	Earnings per share effect rounds to zero cents per share.

THE KROGER CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    COMPREHENSIVE INCOME

Comprehensive income is as follows:

	First Quarter Ended
	May 25, 2002	May 26, 2001
Net earnings	$362	$304
Cumulative effect of adoption of SFAS No. 133, net of tax	—	(6)
Unrealized gain on hedging activities, net of tax	2	—

Comprehensive income	$364	$298

During the first quarters of 2002 and 2001, other comprehensive income consisted of market value adjustments to reflect derivative instruments designated as cash flow hedges at fair value, pursuant to SFAS No. 133.

7.    INCOME TAXES

The effective income tax rate differs from the expected statutory rate primarily due to the effect of state taxes.

8.    EARNINGS PER COMMON SHARE

Earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and warrants.

The following table provides a reconciliation of earnings before extraordinary loss and cumulative effect of an accounting change and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share:

	First Quarter Ended May 25, 2002			First Quarter Ended May 26, 2001
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$381	793	$0.48	$304	812	$0.37
Dilutive effect of stock options and warrants	—	16		—	21

Diluted earnings per common share	$381	809	$0.47	$304	833	$0.36

The Company had options outstanding for approximately 21 and 11 shares in the first quarter 2002 and first quarter 2001, respectively, that were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

9.    RECENTLY ISSUED ACCOUNTING STANDARDS

Emerging Issues Task Force (EITF) Issue Nos. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future;” and 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor’s Products),” became effective for the Company on February 3, 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. The adoption of this standard did not have a material effect on the Company’s financial statements.

SFAS No. 141, “Business Combinations,” was issued by the Financial Accounting Standards Board (“FASB”) in June of 2001. This standard requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method

THE KROGER CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of accounting. The Statement also addresses the recognition of intangible assets in a business combination. Adoption of SFAS No. 141 did not have a material effect on the Company’s financial statements.

SFAS No. 142, “Goodwill and Other Intangible Assets,” was issued by the FASB in June of 2001. The Statement addresses the accounting for intangible assets acquired outside of a business combination. The Statement also addresses the accounting for goodwill and other intangible assets subsequent to initial recognition. SFAS No. 142 provides that goodwill no longer will be amortized and instead will be tested for impairment on an annual basis.

The Company adopted SFAS No. 142 on February 3, 2002. Accordingly, the Company performed a transitional impairment review of its goodwill, which totaled $3,594 as of February 3, 2002. The review was performed at the operating division level. Generally, fair value represented a multiple of earnings before interest, taxes, depreciation, amortization, LIFO charge, extraordinary items and one-time items (“EBITDA”) or discounted projected future cash flows. Impairment was indicated when the carrying value of a division, including goodwill, exceeded its fair value. The Company determined that the carrying value of the jewelry store division, which included $26 of goodwill, exceeded its fair value. Impairment was not indicated for the goodwill associated with the other operating divisions.

The fair value of the jewelry store division was subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill. As a result of this analysis, the Company determined that the jewelry store division goodwill was entirely impaired. Impairment primarily resulted from the recent operating performance of the division and review of the division’s projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. Accordingly, the Company recorded a $16 charge, net of a $10 tax benefit, as a cumulative effect of an accounting change in the first quarter, 2001.

SFAS No. 143, “Asset Retirement Obligations,” was issued by the FASB in August of 2001. This standard addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will become effective for the Company on February 2, 2003. The Company currently is analyzing the effect this standard will have on its financial statements.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued by the FASB in August of 2001. This standard replaces SFAS No. 121 and APB No. 30 and amends APB No. 51. SFAS No. 144 became effective for the Company on February 3, 2002. Adoption of this standard did not have a material effect on the Company’s financial statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued by the FASB in April 2002. SFAS No. 145 becomes effective for the Company on February 2, 2003. The Company currently is analyzing the effect this standard will have on its financial statements.

10.    GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At May 25, 2002, a total of approximately $6.7 billion of Guaranteed Notes was outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow, and equity. Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below.

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

THE KROGER CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present summarized financial information as of May 25, 2002 and February 2, 2002 and for the quarters ended May 25, 2002 and May 26, 2001:

Condensed Consolidating
Balance Sheets
As of May 25, 2002

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$23	$162	$—	$185
Receivables	305	336	—	641
Net inventories	385	3,808	—	4,193
Prepaid and other current assets	28	296	—	324

Total current assets	741	4,602	—	5,343
Property, plant and equipment, net	1,043	8,990	—	10,033
Goodwill, net	21	3,551	—	3,572
Other assets	657	(344)	—	313
Investment in and advances to subsidiaries	10,959	—	(10,959)	—

Total assets	$13,421	$16,799	$(10,959)	$19,261

Current liabilities
Current portion of long-term debt including obligations under capital leases	$438	$17	$—	$455
Accounts payable	234	3,032	—	3,266
Other current liabilities	420	1,550	—	1,970

Total current liabilities	1,092	4,599	—	5,691
Long-term debt including obligations under capital leases	7,614	347	—	7,961
Other long-term liabilities	924	894	—	1,818

Total liabilities	9,630	5,840	—	15,470

Shareowners’ Equity	3,791	10,959	(10,959)	3,791

Total liabilities and shareowners’ equity	$13,421	$16,799	$(10,959)	$19,261

THE KROGER CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE KROGER CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating
Statements of Income
For the 16 Week Quarter May 25, 2002

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,211	$13,717	$(261)	$15,667
Merchandise costs, including warehousing and transportation	1,802	9,881	(245)	11,438

Gross profit	409	3,836	(16)	4,229
Operating, general and administrative	364	2,524	—	2,888
Rent	51	169	(16)	204
Depreciation and amortization	27	296	—	323
Merger related costs and restructuring charges	(1)	16	—	15

Operating profit (loss)	(32)	831	—	799
Interest expense	(180)	(9)	—	(189)
Equity in earnings of subsidiaries	497	—	(497)	—

Earnings before tax expense	285	822	(497)	610
Tax expense (benefit)	(80)	309	—	229

Earnings before extraordinary loss and cumulative effect of an accounting change	365	513	(497)	381
Extraordinary loss, net of income tax benefit	(3)	—	—	(3)

Earnings before cumulative effect of an accounting change	362	513	(497)	378
Cumulative effect of an accounting change	—	(16)	—	(16)

Net earnings	$362	$497	$(497)	$362

THE KROGER CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating
Statements of Income
For the 16 Week Quarter May 26, 2001

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,124	$13,227	$(249)	$15,102
Merchandise costs, including warehousing and transportation	1,687	9,580	(233)	11,034

Gross profit	437	3,647	(16)	4,068
Operating, general and administrative	291	2,550	—	2,841
Rent	53	165	(16)	202
Depreciation and amortization	32	287	—	319
Merger related costs and restructuring charges	2	—	—	2

Operating profit (loss)	59	645	—	704
Interest expense	194	12	—	206
Equity in earnings of subsidiaries	386	—	(386)	—

Earnings before tax expense	251	633	(386)	498
Tax expense (benefit)	(53)	247	—	194

Earnings before extraordinary loss and cumulative effect of an accounting change	304	386	(386)	304
Extraordinary loss, net of income tax benefit	—	—	—	—

Earnings before cumulative effect of an accounting change	304	386	(386)	304
Cumulative effect of an accounting change	—	—	—	—

Net earnings	$304	$386	$(386)	$304

THE KROGER CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating
Statements of Cash Flows
For the 16 Week Quarter May 25, 2002

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash (used) provided by operating activities	$688	$608	$1,296

Cash flows from investing activities:
Capital expenditures	(52)	(729)	(781)
Other	79	(10)	69

Net cash used by investing activities	27	(739)	(712)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	503	—	503
Reductions in long-term debt	(885)	(50)	(935)
Proceeds from issuance of capital stock	24	—	24
Capital stock reacquired	(117)	—	(117)
Other	(28)	(7)	(35)
Net change in advances to subsidiaries	(214)	214	—

Net cash provided (used) by financing activities	(717)	157	(560)

Net (decrease) increase in cash and temporary cash investments	(2)	26	24
Cash and temporary investments:
Beginning of year	25	136	161

End of year	$23	$162	$185

Condensed Consolidating
Statements of Cash Flows
For the 16 Week Quarter May 26, 2001

	The Kroger Co.	Guarantor Subsidiaries	The Kroger Co.
Net cash provided by operating activities	$(113)	$729	$616

Cash flows from investing activities:
Capital expenditures	(29)	(589)	(618)
Other	(35)	(1)	(36)

Net cash used by investing activities	(64)	(590)	(654)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,014	—	1,014
Reductions in long-term debt	(721)	(17)	(738)
Proceeds from issuance of capital stock	34	—	34
Capital stock reacquired	(304)	—	(304)
Other	(6)	37	31
Net change in advances to subsidiaries	156	(156)	—

Net used by financing activities	173	(136)	37

Net decrease in cash and temporary cash investments	(4)	3	(1)
Cash and temporary investments:
Beginning of year	25	136	161

End of year	$21	$139	$160

THE KROGER CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    COMMITMENTS AND CONTINGENCIES

The Company continuously evaluates contingencies based upon the best available evidence.

Management believes that allowances for loss have been provided to the extent necessary and that its assessment of contingencies is reasonable. To the extent that resolution of contingencies results in amounts that vary from management’s estimates, future earnings will be charged or credited.

The principal contingencies are described below.

Insurance—The Company’s workers’ compensation risks are self-insured in certain states. In addition, other workers’ compensation risks and certain levels of insured general liability risks are based on retrospective premium plans, deductible plans and self-insured retention plans. The liability for workers’ compensation risks is accounted for on a present value basis. Actual claim settlements and expenses incident thereto may differ from the provisions for loss. Property risks have been underwritten by a subsidiary and are reinsured with unrelated insurance companies. Operating divisions and subsidiaries have paid premiums, and the insurance subsidiary has provided loss allowances, based upon actuarially determined estimates.

Litigation—The Company is involved in various legal actions arising in the normal course of business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material effect on the financial position of the Company.

Purchase Commitment—The Company indirectly owns a 50% interest in the Santee Dairy (“Santee”) and has a product supply arrangement with Santee that requires the Company to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became excess capacity and a duplicate facility. The joint venture is managed independently and has a board comprised of an equal number of members from each partner, plus one independent member. When there is a split vote, this member generally votes with the other partner.

12.    OTHER EVENTS

On May 22, 2002, the Company entered into a new $1,950 revolving credit facility, comprised of a Five-Year Credit Agreement and a 364-Day Credit Agreement (collectively the “New Credit Agreement”). The Five Year Credit Agreement, a $700 facility, terminates on May 22, 2007, unless extended or earlier terminated. The 364-Day Credit Agreement, a $1,250 facility, terminates on May 21, 2003 unless extended, converted into a one-year term loan, or earlier terminated by the Company. The Company terminated its previous $1,875 Five-Year Credit Agreement and $812.5 364-Day Credit Agreement (collectively the “Old Credit Agreement”) upon entering into the New Credit Agreement. Borrowings under the New Credit Agreement bear interest as described in the Credit Agreement, which is incorporated herein by reference to Exhibits 99.1 and 99.2 of Kroger’s Current Report on Form 8-K dated May 24, 2002. At May 25, 2002, the Applicable Margin for the 364-Day facility was .625% and for the Five-Year facility was .600%. The Facility Fee for the 364-Day facility was .125% and for the Five-Year facility was .150%. The Credit Agreement contains covenants, which among other things require the maintenance of certain financial ratios, including fixed charge coverage ratios and leverage ratios.

As a result of the early termination of the $1,875 Five-Year Credit Agreement in the first quarter 2002, the Company recorded an after-tax extraordinary loss of $3 for the write-off of the related deferred financing costs.

13.     SUBSEQUENT EVENTS

On June 17, 2002, the Company issued $350, 6.20% Senior Notes due in 2012.

On June 27, 2002, the Company filed a shelf registration statement with the SEC for the issuance of up to $2,000 of securities.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the consolidated financial statements.

RESULTS OF OPERATIONS

Total sales for the first quarter of 2002 increased 3.7% to $15.7 billion. The increase in sales is attributable to an increase in comparable and identical store sales, including fuel, an increase in the number of stores and the implementation of Kroger’s Strategic Growth Plan. Identical food store sales, which includes stores that have been in operation and have not been expanded or relocated for four quarters, grew 0.6% from the first quarter of 2001. Comparable food store sales, which includes relocations and expansions, increased 1.3% over the prior year. Excluding sales at supermarket fuel centers, comparable food store sales grew 0.6% and identical food store sales were slightly positive at 0.04%.

A portion of the increase in sales was due to an increase in the number of stores. During the first quarter of 2002, we opened, acquired, relocated or expanded 34 food stores, remodeled 32 food stores and closed 17 food stores. We operated 2,429 food stores at May 25, 2002 compared to 2,380 food stores at May 26, 2001. As of May 25, 2002, food store square footage totaled 131 million. This represents an increase of 3.4% over May 26, 2001.

The gross profit rate during the first quarter, excluding one-time expenses and the effect of LIFO, was 27.1% in 2002 and 27.0% in 2001. During the first quarter of 2002, no one-time items were included in merchandise costs compared to $3 million of one-time expense incurred during the same period of 2001. Including these costs, the first quarter, 2001 gross profit rate was 27.0%. The increase in 2002 over 2001 is primarily the result of strong corporate brand sales, reductions in advertising expenses and savings from coordinated purchasing programs. Private label sales in Kroger’s Eastern region achieved a market share of 25.8% of grocery dollar sales, in the first quarter 2002, an increase of 0.2% from the first quarter of 2001. In Kroger’s Western region, private label market share was 20.7% of grocery dollar sales an increase from approximately 16%—18% at the time of the Fred Meyer merger.

We recorded a one-time net credit of $4 million in operating, general and administrative expense in the first quarter of 2002, compared to $11 million of expense during the first quarter of 2001. Excluding these one-time items, operating, general and administrative expenses as a percent of sales were 18.5% during the first quarter of 2002 and 18.7% during the first quarter of 2001. Including these one-time items, operating, general and administrative expenses as a percent of sales were 18.4% in the first quarter of 2002 compared to 18.8% in the first quarter of 2001. Operating, general and administrative expenses decreased as a percent of sales primarily due to our successful cost reduction and productivity initiatives. These results were achieved despite the negative impact of higher health care benefit costs and credit card fees.

Interest expense totaled $189 million for the first quarter of 2002, a decrease of approximately 8.3% from the first quarter of 2001. This decrease resulted from lower interest rates on our floating-rate debt in the first quarter 2002 and an overall reduction of debt versus the first quarter 2001.

The effective tax rate differs from the expected statutory rate primarily due to the effect of certain state taxes.

Net earnings were $362 million or $0.45 per diluted share for the first quarter of 2002. These results represent an increase of approximately 25% over net earnings of $0.36 per diluted share for the first quarter of 2001. As described below in “Other Issues,” Kroger’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 eliminated the amortization of goodwill beginning in fiscal 2002. Goodwill amortization expense totaled $31 million in the first quarter of 2001. In the first quarter 2002, we performed a transitional impairment review of goodwill and recorded a $16 million after-tax impairment loss as a cumulative effect of an accounting change. Adjusting first quarter 2002 results to eliminate the cumulative effect of the accounting change, and first quarter 2001 results to eliminate the amortization of goodwill and its tax effect, net earnings were $0.47 per diluted share in the first quarter 2002, an increase of approximately 18% over net earnings of $0.40 per diluted share for the first quarter, 2001.

Net earnings, excluding merger-related costs, other one-time items, restructuring charges and the cumulative effect of the accounting change, were $386 million or $0.48 per diluted share in the first quarter of 2002. These results represent an increase of approximately 17% over net earnings of $0.41 per diluted share excluding merger related costs, other one-time items and the amortization of goodwill and its tax effect, for the first quarter of 2001.

MERGER-RELATED COSTS AND OTHER ONE-TIME ITEMS

Merger-related costs

We are continuing the process of implementing our integration plan relating to recent mergers. During the first quarters of 2002 and 2001, we incurred pre-tax non-cash merger-related costs of $2 million resulting from the issuance of restricted stock. Restrictions on the stock awards lapsed based on the achievement of synergy goals. All synergy-based awards were earned provided that recipients were still employed by Kroger on the stated restriction lapsing date.

One-time items

In addition to the merger-related costs that are shown separately on the Consolidated Statement of Earnings, we incurred pre-tax one-time expenses of $3 million and $14 million during the first quarters of 2002 and 2001, respectively. Also in the first quarter 2002, we recorded pre-tax one-time income of $7 million resulting from the revaluation of excess energy purchase contracts. These items are included in merchandise costs and operating, general and administrative expense in 2001 and in operating, general and administrative expense in 2002.

Approximately $3 million of product costs for excess capacity was included as merchandise costs in the first quarter 2001. The remaining $11 million of expenses in the first quarter 2001, and the $3 million of expenses in the first quarter 2002, primarily related to employee severance and system conversion costs and were included as operating, general and administrative expenses. All of the costs in 2001 and $2 million of the costs in 2002 were cash expenditures.

During March through May 2001, we entered into four separate commitments to purchase electricity from one of our utility suppliers in southern California. At the inception of the contracts, forecasted electricity usage indicated that it was probable that all of the electricity would be utilized in the operations of the company. We, therefore, accounted for the contracts in accordance with the normal purchases and normal sales exception under SFAS No. 133, as amended, and no amounts were initially recorded in the financial statements related to these purchase commitments.

During the third quarter 2001, we determined that one of the contracts, and a portion of a second contract, provided for supplies in excess of our expected demand for electricity. This precluded use of the normal purchases and normal sales exception under SFAS No. 133 for those contracts, and required the contracts to be marked to fair value through current-period earnings. We therefore recorded a pre-tax charge of $81 million in the third quarter 2001 to accrue liabilities for the estimated fair value of these contracts through December 2006. The remaining portion of the second contract was re-designated as a cash flow hedge of future purchases. The other two purchase commitments continue to qualify for the normal purchases and normal sales exception under SFAS No. 133.

SFAS No. 133 requires the excess contracts to be revalued through current-period earnings each quarter. Due to an increase in the forward market prices for electricity in southern California during the first quarter 2002, we recorded pre-tax income of $7 million to mark the excess contracts to estimated fair value as of May 25, 2002.

Restructuring charges

On December 11, 2001, we outlined a Strategic Growth Plan that will support additional investment in our core business to increase sales and market share. As part of the plan to reduce operating, general and administrative costs, we have eliminated over 1,400 of the approximately 1,500 positions targeted for reduction under the Plan. We also have merged the Nashville division office and distribution center into the Atlanta and Louisville divisions. Restructuring charges related to the Plan totaled $13 million, pre-tax, in the first quarter 2002. The majority of these expenses related to severance agreements, distribution center consolidation and conversion costs. Approximately $9 million represented cash expenditures.

Cumulative effect of an accounting change

As described below in “Other Issues,” adoption of SFAS No. 142 required Kroger to perform a transitional impairment review of goodwill in 2002. This review has been completed and resulted in a $16 million after-tax impairment loss, recorded as a cumulative effect of an accounting change in the first quarter 2002.

The table below details our merger related costs and other one-time items:

	First Quarter Ended
	May 25, 2002	May 26, 2001
	(in millions)
Merger related costs	$2	$2

One-time items related to mergers included in:
Merchandise costs	—	3
Operating, general and administrative	3	11
Other one-time items included in:
Operating, general and administrative—energy contracts	(7)	—

Total one-time items	(4)	14
Restructuring charges	13	—
Cumulative effect of an accounting change, net of tax	16	—

Total merger related costs and other one-time items	$27	$16

Refer to Notes two, three and four to the financial statements for more information on these costs.

LIQUIDITY AND CAPITAL RESOURCES

Debt Management

During the first quarter 2002, we invested $121 million to repurchase 5.5 million shares of Kroger stock at an average price of $21.89 per share. These amounts include shares acquired by Kroger in connection with awards of shares and exercises of stock options by participants in Kroger’s stock option and long-term incentive plans. We purchased 3.8 million shares under our $1 billlion stock repurchase plan and we purchased an additional 1.7 million shares under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises.

We had several lines of credit with borrowing capacity totaling approximately $2.76 billion at May 25, 2002. Outstanding credit agreement and commercial paper borrowings, and certain outstanding letters of credit, reduce funds available under our lines of credit. At May 25, 2002, these amounts totaled $200 million, $541 million and $121 million, respectively. In addition, we had a $75 million money market line with no borrowings at May 25, 2002, and a $202 million synthetic lease credit facility as further described below.

On May 22, 2002, we entered into a new $1,950 million revolving credit facility, comprised of a Five-Year Credit Agreement and a 364-Day Credit Agreement (collectively the “New Credit Agreement”). The Five Year Credit Agreement, a $700 million facility, terminates on May 22, 2007 unless extended or earlier terminated. The 364-Day Credit Agreement, a $1,250 million facility, terminates on May 22, 2002 unless extended, converted into a one-year term loan, or earlier terminated by us. We terminated our previous $1,875 million Five-Year Credit Agreement and $812.5 million 364-Day Credit Agreement (collectively the “Old Credit Agreement”) upon entering into the New Credit Agreement. Borrowings under the New Credit Agreement bear interest as described in the Credit Agreement, which is incorporated herein by reference to Exhibits 99.1 and 99.2 of Kroger’s Current Report on Form 8-K dated May 24, 2002. At May 25, 2002, the Applicable Margin for the 364-Day facility was .625% and for the Five-Year facility was .600%. The Facility Fee for the 364-Day facility was .125% and for the Five-Year facility was .150%. The Credit Agreement contains covenants, which among other things, require the maintenance of certain financial ratios, including fixed charge coverage ratios and leverage ratios.

As a result of the early termination of the $1,875 million Five-Year Credit Agreement in the first quarter 2002, we recorded an after-tax extraordinary loss of $3 million for the write-off of the related deferred financing costs.

We are a party to a financing transaction related to 16 properties constructed for total costs of approximately $202 million. Under the terms of the financing transaction, which was structured as a synthetic lease, a special purpose trust owns the properties and leases the properties to subsidiaries of Kroger. The lease expires in February 2003. We pay a variable lease rate that was approximately 3.3% at May 25, 2002.

The synthetic lease qualifies as an operating lease and the owner of the special purpose trust has made a substantive residual equity investment. The transaction, therefore, is accounted for off-balance sheet and the related costs are reported as rent expense. As of May 25, 2002, the assets and liabilities of the special purpose trust were comprised primarily of the properties and $187 million of bank debt used to fund the construction of the properties.

In connection with these financing transactions, we have made a residual value guarantee for the leased property equal to 85% of the financing, or $172 million. We believe the market value of the property subject to this financing exceeded the residual value guarantee at May 25, 2002. During the first quarter of 2002, we purchased approximately $192 million of assets related to 18 stores previously financed under this synthetic lease, leaving approximately $202 million outstanding under the synthetic lease at May 25, 2002.

Net total debt decreased $370 million to $8.3 billion at the end of the first quarter of 2002 compared to the first quarter of the prior year. Net total debt is defined as long-term debt, including capital leases and current portion thereof, less investments in debt securities and prefunded employee benefits. Net total debt decreased $222 million from year-end 2001. These decreases are the result of the use of free cash flow to reduce outstanding debt.

Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. Some of these covenants are based on EBITDA, which we define as earnings before interest, taxes, depreciation, amortization, LIFO, extraordinary losses, and one-time items. The ability to generate EBITDA at levels sufficient to satisfy the requirements of these agreements is a key measure of our financial strength. We do not intend to present EBITDA as an alternative to any generally accepted accounting principle measure of performance. Rather, we believe the presentation of EBITDA is important for understanding our performance compared to our debt covenants. The calculation of EBITDA is based on the definition contained in our bank credit facilities. This may be a different definition than other companies use. We were in compliance with all EBITDA-based bank credit facilities and indenture covenants on May 25, 2002.

The following is a summary of the calculation of EBITDA for the first quarter of 2002 and 2001.

	1st Quarter Ended
	May 26, 2002	May 25, 2001
	(in millions)
Earnings before tax expense, extraordinary loss and the cumulative effect of an accounting change	$610	$498
Interest	189	206
Depreciation	323	288
Goodwill amortization	—	31
LIFO	12	12
One-time items included in merchandise costs	—	3
One-time items included in operating, general and administrative expenses	(4)	11
Merger related costs	2	2
Restructuring charges	13	—

EBITDA	$1,145	$1,051

Cash Flow

We generated $1.3 billion of cash from operating activities during the first quarter of 2002 compared to $616 million in the first quarter of 2001. Cash flow from operating activities increased in the first quarter of 2002 primarily due to increased earnings and decreased working capital.

Investing activities used $712 million of cash during the first quarter of 2002 compared to $654 million in 2001. This increase in use of cash was primarily due to the payment for acquisitions and increased capital spending.

Financing activities used $560 million of cash in the first quarter of 2002 compared to a provision of $37 million of cash in the first quarter of 2001. This decrease in cash was due to a reduction in the issuance of debt, the use of free cash flow to pay down outstanding debt balances and fewer treasury stock purchases during the first quarter of 2002.

CAPITAL EXPENDITURES

Capital expenditures excluding acquisitions totaled $781 million in the first quarter of 2002 compared to $618 million in the first quarter of 2001. Including acquisitions, capital expenditures totaled $890 million and $645 million in the first quarter of 2002 and 2001, respectively. Expenditures in 2002 include the purchase of $192 million of assets previously financed under a synthetic lease. During the first quarter of 2002, we opened, acquired, expanded or relocated 34 food stores. We had 17 operational closings and completed 32 within the wall remodels. Square footage increased 3.4% versus the first quarter of 2001.

OTHER ISSUES

Kroger continues to repurchase Kroger stock under the $1 billion repurchase program authorized in March 2001. As of May 25, 2002, we had $574 million remaining under this program. At current prices, we aggressively continue to repurchase common stock under the program funded by the proceeds and tax benefits from stock option exercises.

We indirectly own a 50% interest in the Santee Dairy (“Santee”) and have a product supply arrangement with Santee that requires us to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became excess capacity and a duplicate facility. The joint venture is managed independently and has a board comprised of an equal number of members from each partner, plus one independent member. When there is a split vote, this member generally votes with the other partner.

Emerging Issues Task Force (EITF) Issue Nos. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future;” and 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor’s Products),” became effective for Kroger on February 3, 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. The adoption of this standard did not have a material effect on our financial statements.

SFAS No. 141, “Business Combinations,” was issued by the Financial Accounting Standards Board (“FASB”) in June of 2001. This standard requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The Statement also addresses the recognition of intangible assets in a business combination. Adoption of SFAS No. 141 did not have a material effect on our financial statements.

SFAS No. 142, “Goodwill and Other Intangible Assets,” was issued by the FASB in June of 2001. The Statement addresses the accounting for intangible assets acquired outside of a business combination. The Statement also addresses the accounting for goodwill and other intangible assets subsequent to initial recognition. SFAS No. 142 provides that goodwill no longer will be amortized and instead will be tested for impairment on an annual basis.

Kroger adopted SFAS No. 142 on February 3, 2002. Accordingly, we performed a transitional impairment review of our goodwill, which totaled $3.6 billion as of February 3, 2002. The review was performed at the operating division level. Generally, fair value represented a multiple of earnings before interest, taxes, depreciation, amortization, LIFO charge, extraordinary items and one-time items (“EBITDA”) or discounted projected future cash flows. Impairment was indicated when the carrying value of a division, including goodwill, exceeded its fair value. We determined that the carrying value of the jewelry store division, which included $26 million of goodwill, exceeded its fair value. Impairment was not indicated for the goodwill associated with the other operating divisions.

The fair value of the jewelry store division was subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill. As a result of this analysis, we determined that the jewelry store division goodwill was entirely impaired. Impairment primarily resulted from the recent operating performance of the division and review of the division’s projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. Accordingly, we recorded a $16 million charge, net of a $10 million tax benefit, as a cumulative effect of an accounting change in the first quarter, 2001.

SFAS No. 143, “Asset Retirement Obligations,” was issued by the FASB in August of 2001. This standard addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will become effective for Kroger on February 2, 2003. We currently are analyzing the effect this standard will have on its financial statements.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued by the FASB in August of 2001. This standard replaces SFAS No. 121 and APB No. 30 and amends APB No. 51. SFAS No. 144 became effective for Kroger on February 3, 2002. Adoption of this standard did not have a material effect on our financial statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued by the FASB in April 2002. SFAS No. 145 becomes effective for Kroger on February 2, 2003. We currently are analyzing the effect this standard will have on our financial statements.

OUTLOOK

Information provided by us, including written or oral statements made by our representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as integration of the operations of acquired or merged companies, expansion and growth of our business, future capital expenditures and our business strategy, contain forward-looking information. Statements elsewhere in this report and below regarding our expectations, hopes, beliefs, intentions, or strategies are also forward looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. While we believe that the statements are accurate, uncertainties and other factors could cause actual results to differ materially from those statements. In particular:

•
We expect to reduce net operating working capital as compared to the third quarter of 1999 by a total of $500 million by the end of the third quarter 2004. Our ability to achieve this reduction will depend on results of our programs to improve net working capital management. We calculate net operating working capital as detailed in the table below. As of the end of the first quarter 2002, net operating working capital decreased $147 million since the first quarter of 2001. A calculation of net operating working capital based on our definition for the first quarters of 2002, 2001 and 2000 is shown below.

	First Quarter 2002	First Quarter 2001	First Quarter 2000
	(in millions)
Cash	$185	$160	$163
Receivables	641	672	623
FIFO inventory	4,545	4,537	4,240
Operating prepaid and other assets	308	351	358
Accounts payable	(3,266)	(3,135)	(3,004)
Operating accrued liabilities	(1,822)	(1,813)	(1,849)
Prepaid VEBA	(61)	(95)	(118)

Working capital	$530	$677	$413

•
We obtain sales growth from new square footage, as well as from increased productivity from existing locations. We expect full year 2002 square footage to grow 3.5% to 4.5%, excluding major acquisitions. We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, natural food products, gasoline pumps, seafood shops, floral shops, and bakeries. We believe the combination store format will allow us to withstand continued competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants.

•
On December 11, 2001, we outlined a Strategic Growth Plan that will support additional investment in core business to grow sales and increase market share. We intend to achieve identical supermarket store sales growth of 2% to 3% above product cost inflation and to reduce operating, general and administrative costs by more than $500 million over the next two years. We expect approximately two-thirds of this reduction to be achieved by the end of fiscal 2002. As of May 25, 2002, we had reduced these costs by approximately $124 million. We have eliminated over 1,400 of the approximately 1,500 positions targeted for reduction under the Plan. We also have merged the Nashville division office and distribution center into the Atlanta and Louisville divisions.

   As part of the plan, we have established a long-term, sustainable annual earnings-per-share (“EPS”) growth target of 13%—15%, before one-time items, beginning in fiscal 2004. For fiscal 2002 and 2003, we expect annual EPS growth of 10%—12%, before one-time items.

   We believe the total cost of the Strategic Growth Plan will be approximately $75 million to $90 million pre-tax, a reduction of $10 million from our original estimate in December 2001. In the first quarter 2002, we recorded restructuring charges of $13 million primarily for severance agreements, distribution center consolidation and conversion costs. As of May 25, 2002, the cumulative total of restructuring charges recorded under the Plan was $50 million.

•
Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis on self-development and ownership of real estate, and on logistics and technology improvements. The continued capital spending in technology focusing on improved store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, should reduce merchandising costs as a percent of sales. As a result of the stores that we have acquired and the purchase of assets previously financed under a synthetic lease, we now expect our capital expenditures for fiscal 2002 to total $2.4—$2.5 billion. We intend to use the combination of free cash flows from operations, including reductions in working capital, and borrowings under credit facilities to finance capital expenditure requirements. If determined preferable, we may fund capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity.

•
This analysis contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected growth in earnings per share (“EPS”); working capital reduction; a decline in our net total debt-to-EBITDA ratio; our ability to generate free cash flow; and our strategic growth plan, and are indicated by words or phrases such as “comfortable,” “committed,” “expects,” “goal,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. Our ability to achieve annual EPS growth goals will be affected primarily by pricing and promotional activities of existing and new competitors, including non-traditional food retailers, and our response to these actions intended to increase market share. In addition, Kroger’s EPS growth goals could be affected by: increases in product costs; newly opened or consolidated distribution centers; our stock repurchase program; our ability to obtain sales growth from new square footage; competitive activity in the markets in which we operate; changes in our product mix; and changes in laws and regulations. Our ability to reduce our net total debt-to-EBITDA ratio could be adversely affected by: our ability to generate sales growth and free cash flow; interest rate fluctuations and other changes in capital market conditions; Kroger’s stock repurchase activity; unexpected increases in the cost of capital expenditures; acquisitions; and other factors. The results of our strategic growth plan and our ability to generate free cash flow to the extent expected could be adversely affected if any of the factors identified above negatively impact our operations. In addition, the timing of the execution of the plan could adversely impact our EPS and sales results.

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

•
Changes in our product mix may negatively affect certain financial indicators. For example, we have added and will continue to add supermarket fuel centers. Since gasoline is a low profit margin item with high sales dollars, we expect to see our gross profit margins decrease as we sell more gasoline. Although this negatively affects our gross profit margin, gasoline provides a positive effect on operating, general and administrative expense as a percent of sales.

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

•
Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass these increases on to our customers our gross margin and net earnings will suffer.

•
Interest rate fluctuation and other capital market conditions may cause variability in earnings. Although we use derivative financial instruments to reduce our net exposure to financial risks, we are still exposed to interest rate fluctuations and other capital market conditions.

•
We cannot fully foresee the effects of the general economic downtown on Kroger’s business. We have assumed the economic situation and competitive situations will not change significantly for 2002 and 2003.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. Accordingly, actual events and results may vary significantly from those included in or contemplated or implied by forward-looking statements made by us or our representatives.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the SEC on May 1, 2002.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)  EXHIBIT 3.1—Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Company’s Regulations are incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

EXHIBIT 4.1—Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

EXHIBIT 99.1—Additional Exhibits—Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 99.2—Additional Exhibits—Pro Forma Application of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

(b)  The Company disclosed and filed an announcement of fourth quarter and fiscal year 2001 earnings and additional authorization documentation for its shelf-registration statement in its Current Report on Form 8-K dated March 12, 2002; an underwriting agreement, pricing agreement and the Thirteenth Supplemental Indenture related to the issuance of $500,000,000, 6.75% Senior Notes in its Current Report on Form 8-K dated April 3, 2002, and its new 364—Day Credit Agreement and Five-Year Credit Agreement, both dated as of May 22, 2002, in its Current Report on Form 8-K dated May 24, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

By:	/s/ JOSEPH A. PICHLER
Joseph A. Pichler Chairman of the Board and Chief Executive Officer

Dated: July 9, 2002

By:	/s/ M. ELIZABETH VAN OFLEN
M. Elizabeth Van Oflen Vice President and Corporate Controller

Dated: July 9, 2002

Exhibit Index

Exhibit 3.1
—Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Company’s Regulations are incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

Exhibit 4.1
—Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 10.1
—364—Day Credit Agreement and Five—Year Credit Agreement, both dated as of May 22, 2002, among The Kroger Co., as Borrower; the Initial Lenders named therein; Citibank, N.A. and JPMorgan Chase Bank, as Administrative Agents; and Bank of America, N.A., Bank One, N.A., The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch and Union Bank of California, as Co-Syndication Agents. Incorporated by reference to Exhibit 99.1 and 99.2 of the Company’s Current Report on Form 8-K dated May 24, 2002.

Exhibit 99.1	—Additional Exhibits—Statement of Computation of Ratio of Earnings to Fixed Charges.

Exhibit 99.2	—Additional Exhibits—Pro Forma Application of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”