Form 10-K/A
period 2002-02-02
KROGER CO
filed 2002-07-19
CIK 56873

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

NOTE: This filing is made solely to correct two mathematical errors appearing at page 4 of the report for The Kroger Co. Savings Plan for Bargaining Unit Associates.

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

                                 THE KROGER CO.


Dated:        July 11, 2002          By (*Joseph A. Pichler)
                                        Joseph A. Pichler, Chairman
                                        of the Board of Directors and
                                        Chief Executive Officer

Dated:        July 11, 2002          By (*J. Michael Schlotman)
                                        J. Michael Schlotman
                                        Group Vice President and
                                        Chief Financial Officer


Dated:        July 11, 2002          By (*M. Elizabeth Van Oflen)
                                        M. Elizabeth Van Oflen
                                        Vice President & Corporate Controller
                                        and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 11th day of July, 2002.

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