Form 10-K/A
period 2002-02-02
KROGER CO
filed 2002-08-14
CIK 56873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 4

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

EXPLANATORY NOTE:

This filing is made solely to correct inadvertent misclassifications of cash flows within the “Cash Flows From Investing Activities” section of the “Consolidated Statement of Cash Flows” and between the “Cash Flows From Financing Activities” and “Cash Flows From Investing Activities” sections. There is no change in the net change in cash and no effect on earnings, the Consolidated Balance Sheet, the Consolidated Statement of Income, the Consolidated Statement of Changes in Shareowners’ Equity (Deficit), or any other of the financial statements presented herein. Related disclosures in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been amended to conform to these changes. The corrections to this report revise as necessary all prior filings made by the Company under the Securities Exchange Act of 1934, as amended, that relate or refer to the periods presented in this report.

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

COMMON STOCK REPURCHASE PROGRAM

On January 29, 1997, we began repurchasing common stock in order to reduce dilution resulting from our employee stock option plans. These repurchases were made using the proceeds, including the tax benefit, from options exercised. The Board of Directors authorized further repurchases of up to $100 million of common stock in October 1997. On October 18, 1998, we rescinded the repurchase program as a result of execution of the merger agreement between Kroger and Fred Meyer. In December 1999, we began a new program to repurchase common stock to reduce dilution resulting from our employee stock option plans. This program is solely funded by proceeds from stock option exercises, including the tax benefit. In January 2000, the Board of Directors authorized approximately $4 million under the stock option program and $2 million under the $100 million program. On March 31, 2000, the Board of Directors authorized the repurchase of up to $750 million of Kroger common stock. This repurchase program replaced the $100 million program authorized in January 2000. During fiscal 2000, we made open market purchases of approximately $43 million under the stock option program and $539 million under the $750 million program. On March 1, 2001, the Board of Directors authorized the repurchase of an incremental $1 billion of Kroger common stock. This repurchase program was in addition to the $750 million stock buyback plan. During fiscal 2001, we made open market purchases of approximately $180 million under the stock option program and $209 million to complete the $750 million program. We also made open market purchases of $343 million under the $1 billion authorization. Purchases of stock under the Board approved repurchase programs are made when the expected return exceeds our cost of capital.

CAPITAL EXPENDITURES

Capital expenditures excluding acquisitions totaled $1.9 billion in 2001 compared to $1.6 billion in 2000 and $1.7 billion in 1999, most amounts were used to construct new stores. The table below shows our supermarket storing activity:

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

Cash used by investing activities was $1,914 million in 2001 compared to $1,601 million in 2000 and $1,724 million in 1999. The increase in 2001 was due to increased capital spending. The decrease in 2000 was primarily related to our storing activity and asset acquisitions. During 2001, 2000, and 1999 we had capital expenditures excluding acquisitions of $1,913 million, $1,623 million, and $1,691 million, respectively. We spent $103 million for acquisitions during 2001 compared to $67 million in 2000 and $230 million in 1999. We opened, acquired, expanded, or relocated 146 food stores in 2001, 150 food stores in 2000, and 197 food stores in 1999. During those same periods, we remodeled 99, 115, and 142 food stores, respectively.

Cash used by financing activities was $433 million in 2001 compared to $878 million in 2000. Financing activities provided cash of $280 million in 1999. The decrease in the use of cash in 2001 primarily was due to increased borrowings in 2001, offset by increased treasury stock purchases. The decrease in cash during 2000 was due to a decrease in the amount borrowed and an increase in the treasury shares purchased during 2000.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
April 29, 2002

CONSOLIDATED BALANCE SHEET

(In millions except per share amounts)	February 2, 2002	February 3, 2001

ASSETS
Current assets
Cash	$161	$161
Receivables	679	687
Inventories	4,178	4,063
Prepaid and other current assets	494	501

Total current assets	5,512	5,412
Property, plant and equipment, net	9,657	8,813
Goodwill, net	3,594	3,639
Other assets	324	315

Total Assets	$19,087	$18,179

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases	$436	$336
Accounts payable	3,005	3,009
Accrued salaries and wages	584	603
Other current liabilities	1,460	1,434

Total current liabilities	5,485	5,382
Long-term debt including obligations under capital leases	8,412	8,210
Other long-term liabilities	1,688	1,498

Total Liabilities	15,585	15,090

Commitments and Contingencies (Note 15)

SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 901 shares issued in 2001 and 891 shares issued in 2000	901	891
Additional paid-in capital	2,217	2,092
Accumulated other comprehensive loss	(33)	—
Accumulated earnings	2,147	1,104
Common stock in treasury, at cost, 106 shares in 2001 and 76 shares in 2000	(1,730)	(998)

Total Shareowners’ Equity	3,502	3,089

Total Liabilities and Shareowners’ Equity	$19,087	$18,179

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME

Years Ended February 2, 2002, February 3, 2001 and January 29, 2000

(In millions, except per share amounts)	2001 (52 Weeks)	2000 (53 Weeks)	1999 (52 Weeks)

Sales	$50,098	$49,000	$45,352
Merchandise costs, including advertising, warehousing, and transportation	36,398	35,804	33,316

Gross profit	13,700	13,196	12,036
Operating, general and administrative	9,483	9,152	8,327
Rent	650	647	641
Depreciation and amortization	973	907	847
Goodwill amortization	103	101	99
Asset impairment charges	91	191	—
Restructuring charges	37	—	—
Merger related costs	4	15	383

Operating profit	2,359	2,183	1,739
Interest expense	648	675	637

Earnings before income tax expense and extraordinary loss	1,711	1,508	1,102
Tax expense	668	628	479

Earnings before extraordinary loss	1,043	880	623
Extraordinary loss, net of income tax benefit	—	(3)	(10)

Net earnings	$1,043	$877	$613

Basic earnings per Common share
Earnings before extraordinary loss	$1.30	$1.07	$0.75
Extraordinary loss	—	—	(0.01)

Net earnings	$1.30	$1.07	$0.74

Average number of common shares used in basic calculation	804	823	829
Diluted earnings per Common Share
Earnings before extraordinary loss	$1.26	$1.04	$0.73
Extraordinary loss	—	—	(0.01)

Net earnings	$1.26	$1.04	$0.72

Average number of common shares used in diluted calculation	825	846	858

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended February 2, 2002, February 3, 2001 and January 29, 2000

(In millions)	2001 (52 Weeks)	2000 (53 Weeks)	1999 (52 Weeks)
Cash Flows From Operating Activities:
Net earnings	$1,043	$877	$613
Adjustments to reconcile net earnings to net cash provided by operating activities:
Extraordinary loss	—	3	10
Depreciation	973	907	847
Goodwill amortization	103	101	99
Non cash items	244	286	105
Deferred income taxes	258	213	308
Other	41	(1)	(9)
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Inventories	(121)	(114)	(271)
Receivables	22	(49)	(70)
Accounts payable	(34)	31	82
Other	(182)	105	(252)

Net cash provided by operating activities	2,347	2,359	1,462

Cash Flows From Investing Activities:
Capital expenditures	(1,913)	(1,623)	(1,691)
Proceeds from sale of assets	70	127	139
Payments for acquisitions, net of cash acquired	(103)	(67)	(230)
Other	32	(38)	58

Net cash used by investing activities	(1,914)	(1,601)	(1,724)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	1,368	838	1,763
Reductions in long-term debt	(1,137)	(1,339)	(1,469)
Debt prepayment costs	—	(3)	(2)
Financing charges incurred	(18)	(10)	(11)
Increase (decrease) in book overdrafts	14	160	(62)
Proceeds from issuance of capital stock	72	57	67
Treasury stock purchases	(732)	(581)	(6)

Net cash provided (used) by financing activities	(433)	(878)	280

Net (decrease) increase in cash and temporary cash investments	—	(120)	18
Cash and temporary cash investments:
Beginning of year	161	281	263

End of year	$161	$161	$281

Disclosure of cash flow information:
Cash paid during the year for interest	$651	$691	$536
Cash paid during the year for income taxes	$403	$259	$113
Non-cash changes related to purchase acquisitions:
Fair value of assets acquired	$66	$84	$201
Goodwill recorded	$72	$33	$53
Liabilities assumed	$(35)	$(49)	$(19)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY (DEFICIT)

Years Ended February 2, 2002, February 3, 2001 and January 29, 2000

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)
(In millions)	Shares	Amount		Shares	Amount			Total
Balances at January 2, 1999	876	$876	$1,913	50	$(451)	$—	$(411)	$1,927
Equity changes during transition period	1	1	13	—	—	—	25	39
Issuance of common stock:
Stock options exercised	8	8	69	—	—	—	—	77
Treasury stock purchases	—	—	—	—	(6)	—	—	(6)
Tax benefits from exercise of stock options	—	—	28	—	—	—	—	28
Net earnings	—	—	—	—	—	—	613	613

Balances at January 29, 2000	885	885	2,023	50	(457)	—	227	2,678
Issuance of common stock:
Stock options exercised	5	5	57	—	—	—	—	62
Restricted stock issued	1	1	13	—	—	—	—	14
Warrants exercised	—	—	(40)	(1)	40	—	—	—
Treasury stock purchases	—	—	—	27	(581)	—	—	(581)
Tax benefits from exercise of stock options	—	—	39	—	—	—	—	39
Net earnings	—	—	—	—	—	—	877	877

Balances at February 3, 2001	891	891	2,092	76	(998)	—	1,104	3,089
Issuance of common stock:
Stock options exercised	9	9	63	—	—	—	—	72
Restricted stock issued	1	1	10	—	—	—	—	11
Treasury stock purchases	—	—	—	30	(732)	—	—	(732)
Tax benefits from exercise of stock options	—	—	52	—	—	—	—	52
Other comprehensive loss, net of tax	—	—	—	—	—	(33)	—	(33)
Net earnings	—	—	—	—	—	—	1,043	1,043

Balances at February 2, 2002	901	$901	$2,217	106	$(1,730)	$(33)	$2,147	$3,502

	2001	2000	1999
Comprehensive Income:
Net earnings	$1,043	$877	$613
Cumulative effect of adoption of SFAS No. 133, net of tax	(9)	—	—
Unrealized loss on hedging activities, net of tax	(24)	—	—

Comprehensive income	$1,010	$877	$613

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

In conjunction with the acquisitions of QFC and Ralphs/Food 4 Less in March 1998, Fred Meyer entered into new financing arrangements that refinanced a substantial portion of Fred Meyer’s debt. The Senior Credit Facility provides for a $1,875 five-year revolving credit agreement and a five-year term note. During 2000, the term note was retired. The obligations under the Senior Credit Facility are guaranteed by some of the Company’s subsidiaries. The revolving portion of the Senior Credit Facility is available for general corporate purposes, including the support of Fred Meyer’s commercial paper program. Commitment fees are charged at .20% on the unused portion of the five-year revolving credit facility. Interest on the Senior Credit Facility is at adjusted LIBOR plus a margin of ..625%. At February 2, 2002, the weighted average interest rate on the amounts outstanding under the revolving credit facility was 2.65%. The Senior Credit Facility requires the Company to comply with certain ratios related to indebtedness to earnings before interest, taxes, depreciation, amortization, LIFO charge, extraordinary loss, and one-time items (“EBITDA”) and fixed charge coverage. In addition, the Senior Credit Facility limits dividends on and redemption of capital stock. The Company may prepay the Senior Credit Facility, in whole or in part, at any time, without a prepayment penalty. The Company currently is negotiating to refinance the $1,875 facility in May 2002 with a $700 five-year facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating
Statements of Income
For the Year ended January 29, 2000

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,333	$39,617	$(598)	$45,352
Merchandise costs, including warehousing and transportation	5,083	28,781	(548)	33,316

Gross profit	1,250	10,836	(50)	12,036
Operating, general and administrative	941	7,386	—	8,327
Rent	119	572	(50)	641
Depreciation and amortization	95	851	—	946
Merger-related costs	64	319	—	383

Operating profit	31	1,708	—	1,739
Interest expense	(428)	(209)	—	(637)
Equity in earnings of subsidiaries	846	—	(846)	—

Earnings before tax expense and extraordinary loss	449	1,499	(846)	1,102
Tax expense (benefit)	(173)	652	—	479

Earnings before extraordinary loss	622	847	(846)	623
Extraordinary loss, net of income tax benefit	(9)	(1)	—	(10)

Net earnings	$613	$846	$(846)	$613

Condensed Consolidating
Statements of Cash Flows
For the Year ended February 2, 2002

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash (used) provided by operating activities	$1,237	$1,110	$2,347

Cash flows from investing activities:
Capital expenditures	(174)	(1,739)	(1,913)
Other	74	(75)	(1)

Net cash used by investing activities	(100)	(1,814)	(1,914)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,368	—	1,368
Reductions in long-term debt	(1,100)	(37)	(1,137)
Proceeds from issuance of capital stock	72	—	72
Capital stock reacquired	(732)	—	(732)
Other	(242)	238	(4)
Net change in advances to subsidiaries	(503)	503	—

Net cash (used) provided by financing activities	(1,137)	704	(433)

Net (decrease) increase in cash and temporary cash investments	—	—	—
Cash and temporary cash investments:
Beginning of year	25	136	161

End of year	$25	$136	$161

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

*10.2	Executive Employment Agreement dated as of November 30, 2001, between the Company and David B. Dillon.

*10.3	Executive Employment Agreement dated as of April 22, 2002, between the Company and W. Rodney McMullen.

*10.4	Executive Employment Agreement dated as of November 30, 2001, between the Company and Don W. McGeorge.

10.5	Non-Employee Directors' Deferred Compensation Plan.

Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.'s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-13339

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Accountants.

*23.2	Consent of Independent Accountants.

23.3	Consent of Independent Accountants.

*24.1	Powers of Attorney.

*99.1
Annual Reports on Form 11-K for
The Kroger Co. Savings Plan and
the Fred Meyer, Inc. 401(k) Savings
Plan for Collective Bargaining
Unit Employees for the Year 2001
will be filed by amendment on or
before June 29, 2002.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated:	August 14, 2002	By (*JosephA.Pichler) Joseph A. Pichler, Chairman of the Board of Directors and Chief Executive Officer
Dated:	August 14, 2002	By (*J. Michael Schlotman) J. Michael Schlotman Group Vice President and Chief Financial Officer
Dated:	August 14, 2002	By (*M. Elizabeth Van Oflen) M. Elizabeth Van Oflen Vice President & Corporate Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 14th day of August, 2002.

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