Form 10-Q/A
period 2002-05-25
KROGER CO
filed 2002-08-14
CIK 56873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT

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

EXPLANATORY NOTE:

This filing is made solely to correct inadvertent misclassifications of cash flows within the “Cash Flows From Investing Activities” section of the “Consolidated Statement of Cash Flows” and between the “Cash Flows From Operating Activities” and “Cash Flows From Investing Activities” sections. There is no change in the net change in cash and no effect on earnings, the Consolidated Balance Sheet, the Consolidated Statement of Earnings, or any other of the financial statements presented herein. Related disclosures in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been amended to conform to these changes. The corrections to this report revise as necessary all prior filings made by the Company under the Securities Exchange Act of 1934, as amended, that relate or refer to the periods presented in this report.

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

THE KROGER CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	First Quarter Ended
	May 25, 2002	May 26, 2001
Cash Flows From Operating Activities:
Net earnings	$362	$304
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of an accounting change	16	—
Extraordinary loss	3	—
Depreciation	323	288
Goodwill amortization	—	31
Non-cash items	—	2
Deferred income taxes	75	(15)
Other	16	21
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Inventories	(27)	(142)
Receivables	38	29
Accounts payable	284	66
Other	155	32

Net cash provided by operating activities	1,245	616

Cash Flows From Investing Activities:
Capital expenditures	(609)	(618)
Proceeds from sale of assets	38	13
Payments for acquisitions, net of cash acquired	(109)	(67)
Other	19	18

Net cash used by investing activities	(661)	(654)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	503	1,014
Reductions in long-term debt	(935)	(738)
Financing charges incurred	(12)	(16)
Increase in book overdrafts	(23)	47
Proceeds from issuance of capital stock	24	34
Treasury stock purchases	(117)	(304)

Net cash provided (used) by financing activities	(560)	37

Net increase (decrease) in cash and temporary cash investments	24	(1)
Cash and temporary investments:
Beginning of year	161	161

End of quarter	$185	$160

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$208	$210
Cash paid during the year for income taxes	$134	$126
Non-cash changes related to purchase acquisitions:
Fair value of assets acquired	$109	$42
Goodwill recorded	$—	$37
Liabilities assumed	$—	$12

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the fiscal 2001 Annual Report on Form 10-K of The Kroger Co. filed with the SEC on May 1, 2002, as amended.

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

THE KROGER CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating
Statements of Cash Flows
For the 16 Week Quarter May 25, 2002

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash (used) provided by operating activities	$688	$557	$1,245

Cash flows from investing activities:
Capital expenditures	(52)	(557)	(609)
Other	79	(131)	(52)

Net cash used by investing activities	27	(688)	(661)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	503	—	503
Reductions in long-term debt	(885)	(50)	(935)
Proceeds from issuance of capital stock	24	—	24
Capital stock reacquired	(117)	—	(117)
Other	(28)	(7)	(35)
Net change in advances to subsidiaries	(214)	214	—

Net cash provided (used) by financing activities	(717)	157	(560)

Net (decrease) increase in cash and temporary cash investments	(2)	26	24
Cash and temporary investments:
Beginning of year	25	136	161

End of year	$23	$162	$185

Condensed Consolidating
Statements of Cash Flows
For the 16 Week Quarter May 26, 2001

	The Kroger Co.	Guarantor Subsidiaries	The Kroger Co.
Net cash provided by operating activities	$(113)	$729	$616

Cash flows from investing activities:
Capital expenditures	(29)	(589)	(618)
Other	(35)	(1)	(36)

Net cash used by investing activities	(64)	(590)	(654)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,014	—	1,014
Reductions in long-term debt	(721)	(17)	(738)
Proceeds from issuance of capital stock	34	—	34
Capital stock reacquired	(304)	—	(304)
Other	(6)	37	31
Net change in advances to subsidiaries	156	(156)	—

Net used by financing activities	173	(136)	37

Net decrease in cash and temporary cash investments	(4)	3	(1)
Cash and temporary investments:
Beginning of year	25	136	161

End of year	$21	$139	$160

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

The following is a summary of the calculation of EBITDA for the first quarter of 2002 and 2001.

	1st Quarter Ended
	May 25, 2002	May 26, 2001
	(in millions)
Earnings before tax expense, extraordinary loss and the cumulative effect of an accounting change	$610	$498
Interest	189	206
Depreciation	323	288
Goodwill amortization	—	31
LIFO	12	12
One-time items included in merchandise costs	—	3
One-time items included in operating, general and administrative expenses	(4)	11
Merger related costs	2	2
Restructuring charges	13	—

EBITDA	$1,145	$1,051

Cash Flow

We generated $1.2 billion of cash from operating activities during the first quarter of 2002 compared to $616 million in the first quarter of 2001. Cash flow from operating activities increased in the first quarter of 2002 primarily due to increased earnings and decreased working capital.

Investing activities used $661 million of cash during the first quarter of 2002 compared to $654 million in 2001. This increase in use of cash was primarily due to the payment for acquisitions.

Financing activities used $560 million of cash in the first quarter of 2002 compared to a provision of $37 million of cash in the first quarter of 2001. This decrease in cash was due to a reduction in the issuance of debt, the use of free cash flow to pay down outstanding debt balances and fewer treasury stock purchases during the first quarter of 2002.

CAPITAL EXPENDITURES

Capital expenditures excluding acquisitions totaled $609 million in the first quarter of 2002 compared to $618 million in the first quarter of 2001. Including acquisitions, capital expenditures totaled $718 million and $645 million in the first quarter of 2002 and 2001, respectively. Expenditures in 2002 include the purchase of $192 million of assets previously financed under a synthetic lease. During the first quarter of 2002, we opened, acquired, expanded or relocated 34 food stores. We had 17 operational closings and completed 32 within the wall remodels. Square footage increased 3.4% versus the first quarter of 2001.

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

Dated: August 14, 2002

By:	/s/ M. ELIZABETH VAN OFLEN
M. Elizabeth Van Oflen Vice President and Corporate Controller

Dated: August 14, 2002

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

*Exhibit 99.1	—Additional Exhibits—Statement of Computation of Ratio of Earnings to Fixed Charges.

*Exhibit 99.2	—Additional Exhibits—Pro Forma Application of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”
*	Previously filed.