Form 10-Q
period 2002-08-17
KROGER CO
filed 2002-09-30
CIK 56873

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 17, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________


Commission file number  1-303

                                 THE KROGER CO.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                     31-0345740
--------------------------------------    --------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                     1014 Vine Street, Cincinnati, OH 45202
          ------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (513) 762-4000
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    Unchanged
          ------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No____.
    -----


There were 773,232,383 shares of Common Stock ($1 par value) outstanding as of September 25, 2002.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                         THE KROGER CO. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                                Second Quarter Ended          Two Quarters Ended
                                                                             --------------------------  ---------------------------
                                                                              August 17,    August 18,     August 17,    August 18,
                                                                                 2002          2001           2002          2001
                                                                             ------------- ------------  ------------- ------------
Sales .......................................................................   $11,927       $11,485       $27,594       $26,587
                                                                                -------       -------       -------       -------

Merchandise costs, including advertising, warehousing, and transportation ...     8,738         8,330        20,177        19,364
Operating, general and administrative .......................................     2,216         2,184         5,104         5,025
Rent ........................................................................       151           152           354           354
Depreciation and amortization ...............................................       247           246           570           566
Restructuring charges and related items .....................................         2            --            15            --
Merger-related costs ........................................................        (1)            2             1             4
                                                                                -------       -------       -------       -------

   Operating profit .........................................................       574           571         1,373         1,274
Interest expense ............................................................       137           152           326           357
                                                                                -------       -------       -------       -------

   Earnings before income tax expense, extraordinary loss and cumulative
     effect of an accounting change .........................................       437           419         1,047           917
Income tax expense ..........................................................       164           163           393           358
                                                                                -------       -------       -------       -------
   Earnings before extraordinary loss and cumulative effect of an
     accounting change ......................................................       273           256           654           559
Extraordinary loss, net of income tax benefit ...............................        (9)           --           (12)           --
                                                                                -------       -------       -------       -------
   Earnings before cumulative effect of an accounting change ................       264           256           642           559
Cumulative effect of an accounting change, net of income tax benefit ........        --            --           (16)           --
                                                                                -------       -------       -------       -------

   Net earnings .............................................................   $   264       $   256       $   626       $   559
                                                                                =======       =======       =======       =======

Earnings per basic common share:
   Earnings before extraordinary loss and cumulative effect of an
     accounting change ......................................................   $  0.35       $  0.32       $  0.83       $  0.69
   Extraordinary loss, net of income tax benefit ............................     (0.01)         0.00         (0.02)         0.00
   Cumulative effect of an accounting change, net of income tax benefit .....      0.00          0.00         (0.02)         0.00
                                                                                -------       -------       -------       -------
     Net earnings ...........................................................   $  0.34       $  0.32       $  0.79       $  0.69
                                                                                =======       =======       =======       =======

Average number of common shares used in basic calculation ...................       786           805           790           809

Earnings per diluted common share:
   Earnings before extraordinary loss and cumulative effect of an
     accounting change ......................................................   $  0.34       $  0.31       $  0.81       $  0.67
   Extraordinary loss, net of income tax benefit ............................     (0.01)         0.00         (0.01)         0.00
   Cumulative effect of an accounting change, net of income tax benefit .....      0.00          0.00         (0.02)         0.00
                                                                                -------       -------       -------       -------
     Net earnings ...........................................................   $  0.33       $  0.31       $  0.78       $  0.67
                                                                                =======       =======       =======       =======

Average number of common shares used in diluted calculation .................       800           827           805           830

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         THE KROGER CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                                 August 17,         February 2,
                                                                                   2002                2002
                                                                             ------------------   ---------------
ASSETS
Current assets ............................................................
   Cash ...................................................................     $     167            $     161
   Receivables ............................................................           604                  679
   Inventories ............................................................         4,076                4,178
   Prepaid and other current assets........................................           300                  494
                                                                                ---------            ---------

       Total current assets ...............................................         5,147                5,512

Property, plant and equipment, net ........................................        10,226                9,657
Goodwill, net .............................................................         3,566                3,594
Fair value interest rate hedges ...........................................            65                   18
Other assets ..............................................................           294                  306
                                                                                ---------            ---------

       Total Assets .......................................................     $  19,298            $  19,087
                                                                                =========            =========

LIABILITIES
Current liabilities
   Current portion of long-term debt including obligations under
        capital leases ....................................................     $     437            $     436
   Accounts payable .......................................................         3,293                3,005
   Salaries and wages .....................................................           524                  584
   Other current liabilities ..............................................         1,525                1,460
                                                                                ---------            ---------

       Total current liabilities ..........................................         5,779                5,485

Long-term debt including obligations under capital leases..................
   Face value long-term debt including obligations under capital leases ...         7,848                8,412
   Adjustment to reflect fair value interest rate hedges ..................            65                   18
                                                                                ---------            ---------
   Long-term debt including obligations under capital leases ..............         7,913                8,430
Other long-term liabilities ...............................................         1,878                1,670
                                                                                ---------            ---------
       Total Liabilities ..................................................        15,570               15,585
                                                                                ---------            ---------

Commitments and Contingencies (Note 11)

SHAREOWNERS' EQUITY
Preferred stock, $100 par, 5 shares authorized
   and unissued ...........................................................            --                   --
Common stock, $1 par, 1,000 shares authorized: 905 shares issued
   in 2002 and 901 shares issued in 2001 ..................................           905                  901
Additional paid-in capital ................................................         2,271                2,217
Accumulated other comprehensive loss ......................................           (33)                 (33)
Accumulated earnings ......................................................         2,773                2,147
Common stock in treasury, at cost, 129 shares in 2002 and
   106 shares in 2001 .....................................................        (2,188)              (1,730)
                                                                                ---------            ----------

       Total Shareowners' Equity ..........................................         3,728                3,502
                                                                                ---------            ---------

       Total Liabilities and Shareowners' Equity ..........................     $  19,298            $  19,087
                                                                                =========            =========

-----------------------------------------------------------------------------
                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         THE KROGER CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                                     Two Quarters Ended
                                                                             -------------------------------
                                                                                August 17,      August 18,
                                                                                  2002             2001
                                                                             --------------   --------------
Cash Flows From Operating Activities:
    Net earnings ..........................................................     $    626        $    559
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Cumulative effect of an accounting change .........................           16              --
        Extraordinary loss ................................................           12              --
        Depreciation and other amortization ...............................          570             509
        Goodwill amortization .............................................           --              57
        Non-cash items ....................................................            1               4
        LIFO charge .......................................................           12              20
        Deferred income taxes .............................................          100              65
        Other .............................................................           16              10
        Changes in operating assets and liabilities net of
            effects from acquisitions of businesses:
           Inventories ....................................................           90              22
           Receivables ....................................................           75              52
           Accounts payable ...............................................          343             292
           Other ..........................................................          300             235
                                                                                --------        --------

               Net cash provided by operating activities ..................        2,161           1,825
                                                                                --------        --------

Cash Flows From Investing Activities:
    Capital expenditures ..................................................       (1,029)         (1,148)
    Proceeds from sale of assets ..........................................           50              25
    Payments for acquisitions, net of cash acquired .......................         (109)            (85)
    Other .................................................................            6              12
                                                                                --------        --------

               Net cash used by investing activities ......................       (1,082)         (1,196)
                                                                                --------        --------

Cash Flows From Financing Activities:
    Proceeds from issuance of long-term debt ..............................          853           1,290
    Reductions in long-term debt ..........................................       (1,422)         (1,292)
    Debt prepayment costs .................................................          (14)             --
    Financing charges incurred ............................................          (10)            (14)
    Decrease in book overdrafts ...........................................          (55)           (198)
    Proceeds from issuance of capital stock ...............................           28              46
    Treasury stock purchases ..............................................         (453)           (485)
                                                                                --------        --------

               Net cash provided (used) by financing activities ...........       (1,073)           (653)
                                                                                --------        --------

Net increase (decrease) in cash and temporary cash investments ............            6             (24)
Cash and temporary investments:
        Beginning of year .................................................          161             161
                                                                                --------        --------
        End of quarter ....................................................     $    167        $    137
                                                                                ========        ========

Supplemental disclosure of cash flow information:
        Cash paid during the year for interest ............................     $    313        $    358
        Cash paid during the year for income taxes ........................     $    191        $    143
    Non-cash changes related to purchase acquisitions:
           Fair value of assets acquired ..................................     $    109        $     53
           Goodwill recorded ..............................................     $     --        $     45
           Liabilities assumed ............................................     $     --        $     14

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Certain prior-year amounts have been reclassified to conform to current-year presentation and all amounts presented are in millions except per share amounts.

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

         The unaudited information included in the consolidated financial statements for the second quarter and two quarters ended August 17, 2002 and August 18, 2001 includes the results of operations of the Company for the 12-week and 28-week periods then ended.

2.       MERGER-RELATED COSTS

         The Company is continuing the process of implementing its integration plan relating to recent mergers. During the first and second quarters of 2001, and the first quarter of 2002, the Company recorded pre-tax, non-cash merger-related costs of $2 resulting from the issuance of restricted stock. The market value adjustment of the restricted stock resulted in a pre-tax, non-cash credit of $1 in the second quarter of 2002. Restrictions on the stock awards lapsed based on the achievement of synergy goals. All synergy-based awards were earned provided that recipients were still employed by the Company on the stated restriction lapsing date.

         The following table is a summary of the changes in accruals related to various business combinations:

                                              Facility         Employee      Incentive Awards and
                                            Closure Costs      Severance        Contributions
                                           ---------------    -----------   ----------------------
         Balance at February 3, 2001 .....      $  113           $   18            $   35
             Additions ...................          --               --                 4
             Payments ....................         (19)              (3)               (9)
                                                -------          -------           -------

         Balance at February 2, 2002 .....          94               15                30
             Additions ...................          --               --                 1
             Payments ....................          (5)              (7)              (11)
                                                -------          -------           -------

         Balance at August 17, 2002 ......      $   89           $    8            $   20
                                                =======          =======           =======

3.       ONE-TIME ITEMS

         In addition to the merger-related costs described in Note 2, the Company incurred pre-tax one-time expenses of $4 and $9 during the second quarters of 2002 and 2001, respectively. Second quarter 2002 amounts included $1 of expense resulting from the market value adjustment of excess energy purchase contracts. In the first quarter 2002, the Company recorded pre-tax one-time income of $7 from the market value adjustment of these contracts. For the first two quarters of 2002, pre-tax one-time items netted to zero. Pre-tax one-time expense totaled $24 for the first two quarters of 2001.

         The one-time items were included in merchandise costs and operating, general and administrative expense in 2001 and in operating, general and administrative expense in 2002. Pre-tax expenses of $4 and $7 were included in operating, general and administrative expense in the second quarters of 2002 and 2001, respectively. Pre-tax expenses of $2 were included in merchandise costs in the second quarter, 2001. For the first two quarters of 2002, the pre-tax one-time items included in operating, general and administrative expense netted to zero. For the first two quarters of 2001, the one-time items included in operating, general and administrative expense totaled $19 of pre-tax expense. The remaining $5 of pre-tax expense recorded in the first two quarters of 2001 was included in merchandise costs. Details of these charges are:

                                                                     Second Quarter Ended                  Two Quarters Ended
                                                               ----------------------------------    -------------------------------
                                                                 August 17,         August 18,        August 17,        August 18,
                                                                    2002               2001              2002              2001
                                                               ---------------     --------------    -------------    --------------
One-time items in merchandise costs
         Costs related to mergers ............................      $   --              $    2            $   --            $    5
                                                                    ------              ------            -------           ------
                                                                        --                   2                --                 5

One-time items in operating, general and administrative
      expense
         Costs related to mergers ............................           3                   7                 6                19
         Market value adjustments of energy contracts ........           1                  --                (6)               --
                                                                    ------              ------            -------           ------
                                                                         4                   7                --                19

Total one-time items .........................................      $    4              $    9            $   --            $   24
                                                                    ======              ======            =======           ======

         Costs related to mergers

         In 2001, product costs for excess capacity totaling $5 were included as merchandise costs. The remaining $19 of expense in 2001 primarily related to employee severance and system conversion costs and was included as operating, general and administrative expenses. In 2002, approximately $6 of expense related to system conversion costs and was included as operating, general and administrative expense. All of the costs in 2001 and $5 of the costs in 2002 represented cash expenditures.

         Energy contracts

         During March through May 2001, the Company entered into four separate commitments to purchase electricity from one of its utility suppliers in southern California. At the inception of the contracts, forecasted electricity usage indicated that it was probable that all of the electricity would be utilized in the operations of the Company. The Company, therefore, accounted for the contracts in accordance with the normal purchases and normal sales exception under Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, and no amounts were initially recorded in the financial statements related to these purchase commitments.

         During the third quarter 2001, the Company determined that one of the contracts, and a portion of a second contract, provided for supplies in excess of the Company's expected demand for electricity. This precluded use of the normal purchases and normal sales exception under SFAS No. 133 for those contracts, and required the contracts to be marked to fair value through current-period earnings. The Company, therefore, recorded a pre-tax non-cash charge of $81 in the third quarter 2001 to accrue liabilities for the estimated fair value of these contracts through December 2006. The remaining portion of the second contract was re-designated as a cash flow hedge of future purchases. The other two purchase commitments continue to qualify for the normal purchases and normal sales exception under SFAS No. 133.

         SFAS No. 133 requires the excess contracts to be marked to fair value through current-period earnings each quarter. Due to an increase in the forward market prices for electricity in southern California during the first quarter 2002, the Company recorded pre-tax non-cash income of $7 to mark the excess contracts to estimated fair value as of May 25, 2002. Short-term forward market prices decreased in the second quarter 2002, and as a result, the Company recorded a $1 non-cash charge to mark the excess contracts to fair value as of August 17, 2002. For the first two quarters of 2002, the Company recorded $6 of pre-tax, non-cash net income as a result of the changes in forward market prices. Also, the Company made net cash payments totaling $8 to settle the excess energy purchase commitments for the first two quarters of 2002. Details of these liabilities follow:

              Balance at February 2, 2002 .....................................    $  78
                Net payments (settlement of excess purchase commitments) ......       (8)
                Revaluation (net decrease in liabilities due to changes in
                    forward market prices) ....................................       (6)
                                                                                   ------
              Balance at August 17, 2002 ......................................    $  64
                                                                                   ======

4.       RESTRUCTURING CHARGES AND RELATED ITEMS

         On December 11, 2001, the Company outlined a Strategic Growth Plan ("Plan") to support additional investment in its core business to increase sales and market share. The Plan has three key elements: reduction of operating, general and administrative expenses, centralization and increased coordination of merchandising and procurement activities, and targeted retail price reductions. As part of the plan to reduce operating, general and administrative costs, the Company has eliminated slightly over 1,500 positions. The Company also has merged the Nashville division office and distribution center into the Atlanta and Louisville divisions. As of August 17, 2002, execution of the Plan had reduced expenses by approximately $178. Restructuring charges related to the Plan totaled $2, pre-tax, in the second quarter 2002. These charges totaled $15, pre-tax, for the first two quarters of 2002. The majority of these expenses related to severance agreements, distribution center consolidation and conversion costs. All of the second quarter 2002 costs, and approximately $10 of the total 2002 costs, represented cash expenditures. Also during 2002, the Company made cash payments totaling $33, primarily for severance agreements. The Company does not expect to incur any additional expenses related to the Plan.

         The following table is a summary of changes in the accruals associated with the Plan:

                                                               Severance & Other
                                                                     Costs
                                                               -----------------
              Balance at February 2, 2002 ...................     $       37
                 Additions ..................................             15
                 Payments ...................................            (33)
                                                                  -----------

              Balance at August 17, 2002 ....................     $       19
                                                                  ===========

5.       GOODWILL

         As more fully described in Note 9, the Company adopted SFAS No. 142 on February 3, 2002. Adoption of this standard eliminated the amortization of goodwill. In 2001, goodwill generally was amortized over 40 years. Goodwill amortization expense totaled $26, pre-tax, in the second quarter 2001 and $57, pre-tax, for the first two quarters of 2001. The transitional impairment review required by SFAS No. 142 resulted in a $26 pre-tax non-cash loss to writeoff the jewelry store division goodwill based on its implied fair value. Impairment primarily resulted from the recent operating performance of the division and review of the division's projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. This loss was recorded as a cumulative effect of an accounting change, net of a $10 tax benefit, in the first quarter 2002.


         The following table summarizes changes in the Company's goodwill balance during 2002:

              Balance at February 2, 2002 ............................. $ 3,594
                      Cumulative effect of an accounting change .......     (26)
                      Reclassifications ...............................      (2)
                                                                         -------
              Balance at August 17, 2002 .............................. $ 3,566
                                                                        =======

     The following table adjusts net earnings, net earnings per basic common share and net earnings per diluted common share for the adoption of SFAS No. 142:

                                                                       Second Quarter Ended              Two Quarters Ended
                                                                    -----------------------------    ----------------------------
                                                                     August 17,       August 18,      August 17,      August 18,
                                                                       2002             2001             2002            2001
                                                                    ------------     ------------    ------------    ------------
Reported net earnings ............................................   $   264           $   256         $   626          $  559
Add back:
         Goodwill amortization (1) ...............................        --                23              --              50
         Cumulative effect of an accounting change (1) ...........        --                --              16              --
                                                                     -------           -------         -------          ------
Adjusted net earnings ............................................       264               279             642             609
                                                                     -------           -------         -------          ------
Add back:
         Extraordinary loss (1) ..................................         9                --              12              --
                                                                     -------           -------         -------          ------
Adjusted earnings before extraordinary loss ......................   $   273           $   279         $   654          $  609
                                                                     =======           =======         =======          ======


Reported net earnings per basic common share .....................   $  0.34           $  0.32         $  0.79          $ 0.69
Add back:
         Goodwill amortization (1) ...............................        --              0.03              --            0.06
         Cumulative effect of an accounting change (1) ...........        --                --            0.02              --
                                                                     -------           -------         -------          ------
Adjusted net earnings per basic common share .....................      0.34              0.35            0.81            0.75
                                                                     -------           -------         -------          ------
Add back:
         Extraordinary loss (1) ..................................      0.01                --            0.02              --
                                                                     -------           -------         -------          ------
Adjusted earnings before extraordinary loss ......................   $  0.35           $  0.35         $  0.83          $ 0.75
                                                                     =======           =======         =======          ======
Average number of shares used in basic calculation ...............       786               805             790             809


Reported net earnings per diluted common share ...................   $  0.33           $  0.31         $  0.78          $ 0.67
Add back:
         Goodwill amortization (1) ...............................        --              0.03              --            0.06
         Cumulative effect of an accounting change (1) ...........        --                --            0.02              --
                                                                     -------           -------         -------          ------
Adjusted net earnings per diluted common share ...................      0.33              0.34            0.80            0.73
                                                                     -------           -------         -------          ------
Add back:
         Extraordinary loss (1) ..................................      0.01                --            0.01              --
                                                                     -------           -------         -------          ------
Adjusted earnings before extraordinary loss ......................   $  0.34           $  0.34         $  0.81          $ 0.73
                                                                     =======           =======         =======          ======
Average number of shares used in diluted calculation .............       800               827             805             830

     (1) Amounts are net of income tax benefit.

6.       COMPREHENSIVE INCOME

         Comprehensive income is as follows:

                                                                     Second Quarter Ended                  Two Quarters Ended
                                                               ----------------------------------    -------------------------------
                                                                 August 17,         August 18,        August 17,        August 18,
                                                                    2002               2001              2002              2001
                                                               ---------------     --------------    --------------    -------------
Net earnings .................................................    $    264            $    256          $    626          $    559
Cumulative effect of adoption of SFAS No. 133, net of tax ....          --                  --                --                (6)
Unrealized loss on hedging activities, net of tax ............          (2)                 (3)               --                (3)
                                                                  ---------           ---------         --------          ---------
Comprehensive income .........................................    $    262            $    253          $    626          $    550
                                                                  =========           =========         ========          =========

         During 2002 and 2001, other comprehensive income consisted of market value adjustments to reflect derivative instruments designated as cash flow hedges at fair value, pursuant to SFAS No. 133.

7.       INCOME TAXES

         The effective income tax rate differs from the expected statutory rate primarily because of the effect of certain state taxes.

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

         The following table provides a reconciliation of earnings before extraordinary loss and cumulative effect of an accounting change and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share:

                                                           Second Quarter Ended                      Second Quarter Ended
                                                             August 17, 2002                           August 18, 2001
                                                 ----------------------------------------- -----------------------------------------
                                                   Earnings       Shares      Per Share      Earnings        Shares       Per Share
                                                 (Numer-ator)  (Denomi-nator)   Amount     (Numer-ator)   (Denomi-nator)    Amount
                                                 -----------------------------------------------------------------------------------
         Basic earnings per  common share ......   $    273           786       $  0.35       $    256           805      $  0.32

         Dilutive effect of stock options and
             warrants ..........................         --            14                           --            22
                                                   --------      --------                     --------      --------

         Diluted earnings per common share .....   $    273           800       $  0.34       $    256           827      $  0.31
                                                   ========      ========                     ========      ========


                                                            Two Quarters Ended                        Two Quarters Ended
                                                             August 17, 2002                           August 18, 2001
                                                 ----------------------------------------- -----------------------------------------
                                                   Earnings       Shares      Per Share      Earnings        Shares       Per Share
                                                 (Numer-ator)  (Denomi-nator)   Amount     (Numer-ator)   (Denomi-nator)    Amount
                                                 -----------------------------------------------------------------------------------
         Basic earnings per  common share ......   $    654           790       $  0.83       $    559           809      $  0.69

         Dilutive effect of stock options and
             warrants ..........................         --            15                           --            21
                                                   --------      --------                     --------      --------

         Diluted earnings per common share .....   $    654           805       $  0.81       $    559           830      $  0.67
                                                   ========      ========                     ========      ========

         The Company had options outstanding for approximately 27 shares and 9 shares in the second quarter 2002 and second quarter 2001, respectively, that were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share. For the first two quarters of 2002 and 2001, the Company had options outstanding of approximately 23 shares and 13 shares, respectively, that were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

9.       RECENTLY ISSUED ACCOUNTING STANDARDS

         Emerging Issues Task Force (EITF) Issue Nos. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future;" and 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)," became effective for the Company on February 3, 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. The adoption of this standard did not have a material effect on the Company's financial statements.

         SFAS No. 141, "Business Combinations," was issued by the Financial Accounting Standards Board ("FASB") in June of 2001. This standard requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The Statement also addresses the recognition of intangible assets in a business combination. Adoption of SFAS No. 141 did not have a material effect on the Company's financial statements.

         SFAS No. 142, "Goodwill and Other Intangible Assets," was issued by the FASB in June of 2001. The Statement addresses the accounting for intangible assets acquired outside of a business combination. The Statement also addresses the accounting for goodwill and other intangible assets subsequent to initial recognition. SFAS No. 142 provides that goodwill no longer will be amortized and instead will be tested for impairment on an annual basis.

         The Company adopted SFAS No. 142 on February 3, 2002. Accordingly, the Company performed a transitional impairment review of its goodwill. Goodwill totaled $3,594 as of February 3, 2002. The review was performed at the operating division level. Generally, fair value represented a multiple of earnings before interest, taxes, depreciation, amortization, LIFO charge, extraordinary items and one-time items ("EBITDA") or discounted projected future cash flows. Impairment was indicated when the carrying value of a division, including goodwill, exceeded its fair value. The Company determined that the carrying value of the jewelry store division, which included $26 of goodwill, exceeded its fair value. Impairment was not indicated for the goodwill associated with the other operating divisions.

         The fair value of the jewelry store division was subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division's goodwill. As a result of this analysis, the Company determined that the jewelry store division goodwill was entirely impaired. Impairment primarily resulted from the recent operating performance of the division and review of the division's projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. Accordingly, the Company recorded a $16 charge, net of a $10 tax benefit, as a cumulative effect of an accounting change in the first quarter, 2002.

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

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued by the FASB in August of 2001. This standard replaces SFAS No. 121 and APB No. 30 and amends APB No. 51. SFAS No. 144 became effective for the Company on February 3, 2002. Adoption of this standard did not have a material effect on the Company's financial statements.

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued by the FASB in April 2002. SFAS No. 145 becomes effective for the Company on February 2, 2003. The Company currently is analyzing the effect this standard will have on its financial statements.

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued by the FASB in June of 2002. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company currently is analyzing the effect this standard will have on its financial statements.

10.      GUARANTOR SUBSIDIARIES

         The Company's outstanding public debt (the "Guaranteed Notes") is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the "Guarantor Subsidiaries"). At August 17, 2002, a total of approximately $6,810 of Guaranteed Notes was outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

         The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow, and equity. Therefore, the non-guarantor subsidiaries' information is not separately presented in the tables below.

         There are no current restrictions on the ability of the Guarantor Subsidiaries to make payments under the guarantees referred to above, but the obligations of each guarantor under its guarantee are limited to the maximum amount as will result in obligations of such guarantor under its guarantee not constituting a fraudulent conveyance or fraudulent transfer for purposes of Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act, or any similar Federal or state law (e.g. laws requiring adequate capital to pay dividends).

The following tables present summarized financial information as of August 17, 2002 and February 2, 2002 and for the quarters ended, and two quarters ended, August 17, 2002 and August 18, 2001:

                             Condensed Consolidating
                                 Balance Sheets
                              As of August 17, 2002

                                                                                       Guarantor
                                                                   The Kroger Co.     Subsidiaries     Eliminations    Consolidated
                                                                 -----------------  ----------------- --------------  --------------
Current assets
    Cash ......................................................      $       20      $      147        $       --     $      167
    Receivables ...............................................             220             384                --            604
    Net inventories ...........................................             385           3,691                --          4,076
    Prepaid and other current assets ..........................             (33)            333                --            300
                                                                     ----------      ----------        ----------     ----------
         Total current assets .................................             592           4,555                --          5,147

Property, plant and equipment, net ............................           1,215           9,011                --         10,226
Goodwill, net .................................................              21           3,545                --          3,566
Fair value interest rate hedges ...............................              65              --                --             65
Other assets ..................................................             603            (309)               --            294
Investment in and advances to subsidiaries ....................          10,721              --           (10,721)            --
                                                                     ----------      ----------        ----------     ----------
         Total assets .........................................      $   13,217      $   16,802        $  (10,721)    $   19,298
                                                                     ==========      ==========        ==========     ==========

Current liabilities
    Current portion of long-term debt including
      obligations under capital leases ........................      $      424      $       13        $       --     $      437
    Accounts payable ..........................................             176           3,117                --          3,293
    Other current liabilities .................................             388           1,661                --          2,049
                                                                     ----------      ----------        ----------     ----------
         Total current liabilities ............................             988           4,791                --          5,779

Long-term debt including obligations
    under capital leases
    Face value long-term debt including obligations
      under capital leases ....................................           7,504             344                --          7,848
    Adjustment to reflect fair value interest rate hedges .....              65              --                --             65
                                                                     ----------      ----------        ----------     ----------

    Long-term debt including obligations
      under capital leases ....................................           7,569             344                --          7,913
Other long-term liabilities ...................................             932             946                --          1,878
                                                                     ----------      ----------        ----------     ----------
         Total liabilities ....................................           9,489           6,081                --         15,570
                                                                     ----------      ----------        ----------     ----------

Shareowners' Equity ...........................................           3,728          10,721           (10,721)         3,728
                                                                     ----------      ----------        ----------     ----------
         Total liabilities and shareowners' equity ............      $   13,217      $   16,802        $  (10,721)    $   19,298
                                                                     ==========      ==========        ==========     ==========

                             Condensed Consolidating
                                 Balance Sheets
                             As of February 2, 2002

                                                                                          Guarantor
                                                                       The Kroger Co.   Subsidiaries    Eliminations   Consolidated
                                                                       --------------   ------------    ------------   ------------
Current assets
    Cash .............................................................   $     25         $    136        $     --       $    161
    Receivables ......................................................        145              534              --            679
    Net inventories ..................................................        386            3,792              --          4,178
    Prepaid and other current assets .................................        236              258              --            494
                                                                         --------         --------        --------       --------
         Total current assets ........................................        792            4,720              --          5,512
Property, plant and equipment, net ...................................      1,151            8,506              --          9,657
Goodwill, net ........................................................         21            3,573              --          3,594
Fair value interest rate hedges ......................................         18               --              --             18
Other assets .........................................................        621             (315)             --            306
Investment in and advances to subsidiaries ...........................     11,173               --         (11,173)            --
                                                                         --------         --------        --------       --------
         Total assets ................................................   $ 13,776         $ 16,484        $(11,173)      $ 19,087
                                                                         ========         ========        ========       ========

Current liabilities
    Current portion of long-term debt including
      obligations under capital leases ...............................   $    412         $     24        $     --       $    436
    Accounts payable .................................................        246            2,759              --          3,005
    Other current liabilities ........................................        685            1,359              --          2,044
                                                                         --------         --------        --------       --------
         Total current liabilities ...................................      1,343            4,142              --          5,485

Long-term debt including obligations under
      capital leases .................................................
    Face value long-term debt including obligations
      under capital leases ...........................................      8,022              390              --          8,412
    Adjustment to reflect fair value interest rate hedges ............         18               --              --             18
                                                                         --------         --------        --------       --------
    Long-term debt including obligations
      under capital leases ...........................................      8,040              390              --          8,430

Other long-term liabilities ..........................................        891              779              --          1,670
                                                                         --------         --------        --------       --------
         Total liabilities ...........................................     10,274            5,311              --         15,585
                                                                         --------         --------        --------       --------

Shareowners' Equity ..................................................      3,502           11,173         (11,173)         3,502
                                                                         --------         --------        --------       --------
         Total liabilities and shareowners' equity ...................   $ 13,776         $ 16,484        $(11,173)      $ 19,087
                                                                         ========         ========        ========       ========

                             Condensed Consolidating
                              Statements of Income
                      For the Quarter Ended August 17, 2002

                                                                            Guarantor
                                                         The Kroger Co.    Subsidiaries   Eliminations   Consolidated
                                                         --------------    ------------   ------------   ------------
Sales ..................................................    $ 1,660          $10,466        $  (199)        $11,927
Merchandise costs, including warehousing and
   transportation ......................................      1,408            7,517           (187)          8,738
Operating, general and administrative ..................        330            1,886             --           2,216
Rent ...................................................         38              125            (12)            151
Depreciation and amortization ..........................         18              229             --             247
Merger-related costs, restructuring charges and
   related items .......................................         11              (10)            --               1
                                                            -------          -------        -------         -------
       Operating profit (loss) .........................       (145)             719             --             574

Interest expense .......................................       (126)             (11)            --            (137)
Equity in earnings of subsidiaries .....................        443               --           (443)             --
                                                            -------          -------        -------         -------
Earnings before tax expense ............................        172              708           (443)            437

Tax expense (benefit) ..................................       (101)             265             --             164
                                                            -------          -------        -------         -------
Earnings before extraordinary loss .....................        273              443           (443)            273

Extraordinary loss, net of income tax benefit ..........         (9)              --             --              (9)
                                                            -------          -------        -------         -------
       Net earnings ....................................    $   264          $   443        $  (443)        $   264
                                                            =======          =======        =======         =======

                             Condensed Consolidating
                              Statements of Income
                      For the Quarter Ended August 18, 2001

                                                                                  Guarantor
                                                              The Kroger Co.     Subsidiaries      Eliminations     Consolidated
                                                             ----------------   --------------    --------------   --------------
Sales ....................................................       $  1,588          $ 10,092         $   (195)        $ 11,485
Merchandise costs, including warehousing and
    transportation .......................................          1,274             7,239             (183)           8,330
Operating, general and administrative ....................            316             1,868               --            2,184
Rent .....................................................             39               125              (12)             152
Depreciation and amortization ............................              6               240               --              246
Merger-related costs, restructuring charges and
    related items ........................................              2                --               --                2
                                                                 --------          --------         --------         --------
         Operating profit (loss) .........................            (49)              620               --              571
Interest expense .........................................           (142)              (10)              --             (152)
Equity in earnings of subsidiaries .......................            372                --             (372)              --
                                                                 --------          --------         --------         --------
Earnings before tax expense ..............................            181               610             (372)             419
Tax expense (benefit) ....................................            (75)              238               --              163
                                                                 --------          --------         --------         --------
Earnings before extraordinary loss .......................            256               372             (372)             256
Extraordinary loss, net of income tax benefit ............             --                --               --               --
                                                                 --------          --------         --------         --------
         Net earnings ....................................       $    256          $    372         $   (372)        $    256
                                                                 ========          ========         ========         ========

                             Condensed Consolidating
                              Statements of Income
                   For the Two Quarters Ended August 17, 2002

                                                                                   Guarantor
                                                              The Kroger Co.     Subsidiaries      Eliminations     Consolidated
                                                              --------------    --------------    --------------   --------------
Sales .......................................................  $  3,871           $ 24,183           $  (460)        $ 27,594
Merchandise costs, including warehousing and
  transportation ............................................     3,210             17,399              (432)          20,177
Operating, general and administrative .......................       694              4,410                --            5,104
Rent ........................................................        89                293               (28)             354
Depreciation and amortization ...............................        45                525                --              570
Merger-related costs, restructuring charges and
  related items .............................................        10                  6                --               16
                                                               --------           --------           -------         --------
      Operating profit (loss) ...............................      (177)             1,550                --            1,373

Interest expense ............................................      (306)               (20)               --             (326)
Equity in earnings of subsidiaries ..........................       940                 --              (940)              --
                                                               --------           --------           -------         --------
Earnings before tax expense .................................       457              1,530              (940)           1,047

Tax expense (benefit) .......................................      (181)               574                --              393
                                                               --------           --------           -------         --------
Earnings before extraordinary loss and cumulative
      effect of an accounting change ........................       638                956              (940)             654

Extraordinary loss, net of income tax benefit ...............       (12)                --                --              (12)
                                                               --------           --------           -------         --------
Earnings before cumulative effect of an accounting
      change ................................................       626                956              (940)             642
Cumulative effect of an accounting change ...................        --                (16)               --              (16)
                                                               --------           --------           -------         --------

      Net earnings ..........................................  $    626           $    940           $  (940)        $    626
                                                               ========           ========           =======         ========

                             Condensed Consolidating
                              Statements of Income
                   For the Two Quarters Ended August 18, 2001

                                                                                  Guarantor
                                                              The Kroger Co.     Subsidiaries      Eliminations     Consolidated
                                                              ---------------- ----------------- ----------------  ----------------
     Sales ...................................................   $    3,712       $   23,319        $     (444)      $   26,587
     Merchandise costs, including warehousing and
         transportation ......................................        2,961           16,819              (416)          19,364
     Operating, general and administrative ...................          607            4,418                --            5,025
     Rent ....................................................           92              290               (28)             354
     Depreciation and amortization ...........................           39              527                --              566
     Merger-related costs, restructuring charges and
         related items .......................................            4               --                --                4
                                                                 ----------       ----------        ----------       ----------
              Operating profit (loss) ........................            9            1,265                --            1,274
     Interest expense ........................................         (336)             (21)               --             (357)
     Equity in earnings of subsidiaries ......................          758               --              (758)              --
                                                                 ----------       ----------        ----------       ----------
     Earnings before tax expense .............................          431            1,244              (758)             917
     Tax expense (benefit) ...................................         (128)             486                --              358
                                                                 ----------       ----------        ----------       ----------
     Earnings before extraordinary loss ......................          559              758              (758)             559
     Extraordinary loss, net of income tax benefit ...........           --               --                --               --
                                                                 ----------       ----------        ----------       ----------

              Net earnings ...................................   $      559       $      758        $     (758)      $      559
                                                                 ==========       ==========        ==========       ==========

                             Condensed Consolidating
                            Statements of Cash Flows
                   For the Two Quarters Ended August 17, 2002

                                                                                            Guarantor
                                                                        The Kroger Co.    Subsidiaries      Consolidated
                                                                       ----------------- ---------------- -----------------
           Net cash provided by operating activities ..................    $   1,471        $      690       $    2,161
                                                                          -----------       -----------      -----------

               Cash flows from investing activities:
                  Capital expenditures ................................          (94)             (935)          (1,029)
                  Other ...............................................           25               (78)             (53)
                                                                          -----------       -----------      -----------
           Net cash used by investing activities ......................          (69)           (1,013)          (1,082)
                                                                          -----------       -----------      -----------
               Cash flows from financing activities:
                  Proceeds from issuance of long-term debt ............          853                --              853
                  Reductions in long-term debt ........................       (1,365)              (57)          (1,422)
                  Proceeds from issuance of capital stock .............           28                --               28
                  Capital stock reacquired ............................         (453)               --             (453)
                  Other ...............................................          (18)              (61)             (79)
                  Net change in advances to subsidiaries ..............         (452)              452               --
                                                                          -----------       -----------      ----------
           Net cash provided (used) by financing activities ...........       (1,407)              334           (1,073)
                                                                          -----------       -----------      -----------
           Net (decrease) increase in cash and temporary cash
               investments ............................................           (5)               11                6
               Cash and temporary investments:
                  Beginning of year ...................................           25               136              161
                                                                          -----------       -----------      ----------
                  End of year .........................................   $       20        $      147       $      167
                                                                          ===========       ===========      ==========

                             Condensed Consolidating
                            Statements of Cash Flows
                   For the Two Quarters Ended August 18, 2001

                                                                                            Guarantor
                                                                        The Kroger Co.    Subsidiaries      Consolidated
                                                                       ----------------- ---------------- -----------------
           Net cash provided by operating activities ..................   $      805        $    1,020       $    1,825
                                                                          -----------       -----------      -----------

               Cash flows from investing activities:
                  Capital expenditures ................................          (85)           (1,063)          (1,148)
                  Other ...............................................          (80)               32              (48)
                                                                          -----------       -----------      -----------
           Net cash used by investing activities ......................         (165)           (1,031)          (1,196)
                                                                          -----------       -----------      -----------
               Cash flows from financing activities:
                  Proceeds from issuance of long-term debt ............        1,290                --            1,290
                  Reductions in long-term debt ........................       (1,262)              (30)          (1,292)
                  Proceeds from issuance of capital stock .............           46                --               46
                  Capital stock reacquired ............................         (485)               --             (485)
                  Other ...............................................         (214)                2             (212)
                  Net change in advances to subsidiaries ..............          (19)               19               --
                                                                          -----------       -----------      ----------
           Net used by financing activities ...........................         (644)               (9)            (653)
                                                                          -----------       -----------      -----------
           Net decrease in cash and temporary cash
               investments ............................................           (4)              (20)             (24)
               Cash and temporary investments:
                  Beginning of year ...................................           25               136              161
                                                                          -----------       -----------      ----------
                  End of year .........................................   $       21        $      116       $      137
                                                                          ===========       ===========      ==========

11.  COMMITMENTS AND CONTINGENCIES

     The Company continuously evaluates contingencies based upon the best available evidence.

     Management believes that allowances for loss have been provided to the extent necessary and that its assessment of contingencies is reasonable. Allowances for loss are included in other current liabilities and other long-term liabilities. To the extent that resolution of contingencies results in amounts that vary from management's estimates, future earnings will be charged or credited.

     The principal contingencies are described below.

     Insurance - The Company's workers' compensation risks are self-insured in certain states. In addition, other workers' compensation risks and certain levels of insured general liability risks are based on retrospective premium plans, deductible plans and self-insured retention plans. The liability for workers' compensation risks is accounted for on a present value basis. Actual claim settlements and expenses incident thereto may differ from the provisions for loss. Property risks have been underwritten by a subsidiary and are reinsured with unrelated insurance companies. Operating divisions and subsidiaries have paid premiums, and the insurance subsidiary has provided loss allowances, based upon actuarially determined estimates.

     Litigation - The Company is involved in various legal actions arising in the normal course of business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material effect on the financial position of the Company.

     Purchase Commitment - The Company indirectly owns a 50% interest in the Santee Dairy ("Santee") and has a product supply arrangement with Santee that requires the Company to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became excess capacity and a duplicate facility. The joint venture is managed independently and has a board comprised of an equal number of members from each partner, plus one independent member. When there is a split vote, this member generally votes with the other partner. The other partner has filed suit against the Company claiming, among other things, that the Company is obligated to purchase its requirements of fluid milk from Santee as opposed to minimum gallons.

12.  OTHER EVENTS

     On June 17, 2002, the Company issued $350, 6.20% Senior Notes due in 2012.

     On June 27, 2002, the Company filed a shelf registration statement with the SEC for the issuance of up to $2,000 of securities. The SEC declared the registration statement effective on July 23, 2002.

     On August 16, 2002, the Company retired early $250 of Puttable Reset Securities. The Company incurred a termination fee as a result of the early retirement of these securities and therefore recorded an after-tax extraordinary loss of $9 in the second quarter 2002.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis should be read in conjunction with the consolidated financial statements.

RESULTS OF OPERATIONS

     Sales for the second quarter of 2002 totaled $11.9 billion, an increase of 3.8% over the second quarter of 2001. Sales for the first two quarters of 2002 totaled $27.6 billion, an increase of 3.8% over the first two quarters of 2001. The increases in sales are attributable to increases in comparable and identical store sales, an increase in the number of stores and the implementation of Kroger's Strategic Growth Plan. Identical food store sales, which include stores that have been in operation and have not been expanded or relocated for four quarters, grew 0.8% from the second quarter of 2001. Comparable food store sales, which include relocations and expansions, increased 1.7% over the prior year. We estimate that our product cost deflation was negative 0.7% for the second quarter 2002.

     A portion of the increase in sales was due to an increase in the number of stores. During the second quarter of 2002, we opened, acquired, relocated or expanded 39 food stores versus 38 food stores in the second quarter of 2001. Additionally, we remodeled 26 food stores and closed 19 food stores. We operated 2,447 food stores as of August 17, 2002 compared to 2,392 food stores as of August 18, 2001. As of August 17, 2002, food store square footage totaled 133 million. This represents an increase of 4.1% over August 18, 2001.

     As of the second quarter 2002, we operated 307 supermarket fuel centers compared to 143 supermarket fuel centers at the end of the second quarter 2001. Excluding sales at supermarket fuel centers, identical food store sales increased 0.2% and comparable food store sales grew 0.9%. Without supermarket fuel centers, we estimate that our product cost deflation was negative 0.6%.

     The tables below summarizes our identical and comparable food store sales information:

                           IDENTICAL FOOD STORE SALES

                                                                                    Estimated inflation (deflation)
                                                                                  -----------------------------------
                                             Second Quarter     Second Quarter     Second Quarter     Second Quarter
                                                 2002               2001               2002               2001
                                            -------------------------------------------------------------------------
     Including supermarket fuel centers           0.8%               0.8%              (0.7)%             0.2%
     Excluding supermarket fuel centers           0.2%               0.3%              (0.6)%             0.2%
     Total supermarket fuel centers               307                143                307               143

                           COMPARABLE FOOD STORE SALES

                                                                                    Estimated inflation (deflation)
                                                                                  -----------------------------------
                                             Second Quarter     Second Quarter     Second Quarter     Second Quarter
                                                 2002               2001               2002               2001
                                            -------------------------------------------------------------------------
     Including supermarket fuel centers           1.7%               1.6%              (0.7)%             0.2%
     Excluding supermarket fuel centers           0.9%               1.0%              (0.6)%             0.2%
     Total supermarket fuel centers               307                143                307               143

     The FIFO gross profit rate was 26.7% in the second quarter 2002 versus 27.5% in the second quarter 2001. Year-to-date, the FIFO gross profit rate was 26.9% and 27.2% in 2002 and 2001, respectively. During 2002, no one-time items were included in merchandise costs compared to $5 million of one-time expense incurred during 2001. In 2001, $2 million of the one-time expenses were incurred in the second quarter. Excluding these costs, the second quarter 2001 FIFO gross profit rate was 27.6% and the year-to-date 2001 rate was 27.3%. The decrease in the FIFO gross profit rate in 2002 from 2001 was primarily the result of Kroger's investment in lower retail prices as part of the Strategic Growth Plan. Approximately 18 basis points of the decrease in the second quarter 2002 versus the second quarter 2001 was related to the increase in the percent of total sales from supermarket fuel centers in 2002 versus 2001. Supermarket fuel center sales have a negative impact on our overall FIFO gross profit rate. In the second quarter 2002, Kroger's private-label grocery market share in terms of units sold increased approximately 0.8%, but decreased approximately 0.3% in terms of dollar sales, compared to the second quarter of 2001.

     Operating, general and administrative expenses as a percent of sales were 18.6% in the second quarter of 2002, 19.0% in the second quarter of 2001, 18.5% year-to-date 2002, and 18.9% year-to-date 2001. We recorded one-time expenses of $4 million and $7 million in operating, general and administrative expense in the second quarters of 2002 and 2001, respectively. For the first two quarters of 2002, one-time items included in operating, general and administrative expense netted zero. For the first two quarters of 2001, one-time expenses included in operating, general and administrative expense totaled $19 million. Excluding these one-time items, operating, general and administrative expenses as a percent of sales were 18.6% during the second quarter of 2002, 19.0% during the second quarter of 2001, 18.5% year-to-date 2002, and 18.8% year-to-date 2001. Operating, general and administrative expenses decreased as a percent of sales partially due to our successful cost reduction and productivity initiatives. Approximately 11 basis points of the decrease in the second quarter 2002 versus the second quarter 2001 was related to the increase in the percent of total sales from supermarket fuel centers in 2002 versus 2001. Supermarket fuel center sales have a positive impact on our overall operating, general and administrative expense rate. These results were achieved despite the negative impact of higher health care benefit costs, pension costs and credit card fees.

     Depreciation expense totaled $247 million in the second quarter of 2002, an increase of $27 million over $220 million in the second quarter of 2001. For the first two quarters of 2002, depreciation expense totaled $570 million, an increase of $61 million compared to $509 million during the same period of 2001. The increases in depreciation expense primarily were due to Kroger's capital investment program.

     Net interest expense totaled $137 million for the second quarter of 2002, a decrease of approximately 9.4% from the second quarter of 2001. For the first two quarters of 2002, net interest expense totaled $326 million, a decrease of approximately 8.7% compared to the same period of 2001. These decreases resulted from lower interest rates on our floating-rate debt in 2002 and an overall reduction of outstanding debt versus the second quarter 2001.

     The effective tax rate differs from the expected statutory rate primarily because of the effect of certain state taxes.

     Net earnings were $264 million or $0.33 per diluted share for the second quarter of 2002. These results represent an increase of approximately 6.5% over net earnings of $0.31 per diluted share for the second quarter of 2001. For the first two quarters of 2002, net earnings totaled $626 million, or $0.78 per diluted share, an increase of 16.4% over net earnings of $0.67 per diluted share for the first two quarters of 2001. As described below in "Other Issues," Kroger's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 eliminated the amortization of goodwill beginning in fiscal 2002. Goodwill amortization expense totaled $26 million, pre-tax, in the second quarter of 2001 and $57 million, pre-tax, year-to-date, 2001. In the first quarter 2002, we performed a transitional impairment review of goodwill in accordance with SFAS No. 142, and as a result, we recorded a $16 million after-tax impairment loss as a cumulative effect of an accounting change. Adjusting 2002 results to eliminate the cumulative effect of the accounting change, and 2001 results to eliminate the amortization of goodwill and its tax effect, net earnings were $0.33 per diluted share in the second quarter 2002, a decrease of approximately 2.9% from net earnings of $0.34 per diluted share for the second quarter, 2001. On this basis, year-to-date, 2002, net earnings were $0.80 per diluted share, an increase of approximately 9.6% over net earnings of $0.73 per diluted share for the same period of 2001.

     As described below in "Merger-Related Costs and Other One-Time Items," Kroger incurred pre-tax one-time expenses totaling $5 million and $11 million in the second quarters of 2002 and 2001, respectively. Year-to-date, these items totaled $16 million and $28 million, pre-tax, in 2002 and 2001, respectively. Also, we incurred an after-tax loss of $16 as a result of the implementation of SFAS No. 142. This loss was recorded as the cumulative effect of an accounting change, in the first quarter of 2002. We incurred after-tax extraordinary losses related to the early retirement of debt totaling $9 million and $12 million in the second quarter 2002, and year-to-date 2002, respectively. Excluding these items, earnings were $276 million, or $0.35 per diluted share, in the second quarter of 2002, and $665 million, or $0.83 per diluted share, for the first two quarters of 2002. On this basis, and adjusting 2001 results to eliminate the amortization of goodwill and its tax effect, earnings per diluted share for the second quarter were flat compared to the second quarter of 2001, and earnings per diluted for the first two quarters of 2002 increased 10.7% over earnings of $0.75 for the first two quarters of 2001.

MERGER-RELATED COSTS AND OTHER ONE-TIME ITEMS

     Merger-related costs

     We are continuing the process of implementing our integration plan relating to recent mergers. During the first and second quarters of 2001, and the first quarter of 2002, we recorded pre-tax, non-cash merger-related costs of $2 million resulting from the issuance of restricted stock. The market value adjustment of the restricted stock resulted in a pre-tax, non-cash credit of $1 million in the second quarter of 2002. Restrictions on the stock awards lapsed based on the achievement of synergy goals. All synergy-based awards were earned provided that recipients were still employed by Kroger on the stated restriction lapsing date.

     One-time items

     In addition to the merger-related costs that are shown separately on the Consolidated Statement of Income, we incurred pre-tax one-time expenses of $4 million and $9 million during the second quarters of 2002 and 2001, respectively. Second quarter 2002 amounts included $1 million of expense resulting from the market value adjustment of excess energy purchase contracts. In the first quarter 2002, we recorded pre-tax one-time income of $7 million from the market value adjustment of these contracts. For the first two quarters of 2002, pre-tax one-time items netted to zero. Pre-tax one-time expense totaled $24 million for the first two quarters of 2001.

     The one-time items were included in merchandise costs and operating, general and administrative expense in 2001 and in operating, general and administrative expense in 2002. Pre-tax expenses of $4 million and $7 million were included in operating, general and administrative expense in the second quarters of 2002 and 2001, respectively. Pre-tax expenses of $2 million were included in merchandise costs in the second quarter, 2001. For the first two quarters of 2002, the pre-tax one-time items included in operating, general and administrative expense netted to zero. For the first two quarters of 2001, the one-time items included in operating, general and administrative expense totaled $19 million of pre-tax expense. The remaining $5 million of pre-tax expense recorded in the first two quarters of 2001 was included in merchandise costs.

     All of the items included as merchandise costs in 2001 were product costs for excess capacity. The remaining $19 million of expense in 2001 primarily related to employee severance and system conversion costs and was included as operating, general and administrative expenses. In 2002, approximately $6 million of expense related to system conversion costs and was included in operating, general and administrative expense. All of the costs in 2001 and $5 million of the costs in 2002 represented cash expenditures.

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

     SFAS No. 133 requires the excess contracts to be marked to fair value through current-period earnings each quarter. Due to an increase in the forward market prices for electricity in southern California during the first quarter 2002, we recorded pre-tax income of $7 million to mark the excess contracts to estimated fair value as of May 25, 2002. Short-term forward market prices decreased in the second quarter 2002, and as a result, we recorded a $1 million non-cash charge to mark the excess contracts to fair value as of August 17, 2002. For the first two quarters of 2002, we recorded $6 of pre-tax, non-cash net income as a result of the changes in forward market prices. Also, we made net cash payments totaling $8 to settle the excess energy purchase commitments for the first two quarters of 2002.

     Restructuring charges

     On December 11, 2001, we outlined a Strategic Growth Plan ("Plan") to support additional investment in our core business to increase sales and market share. The Plan has three key elements: reduction of operating, general and administrative expenses, centralization and increased coordination of merchandising and procurement activities, and targeted retail price reductions. As part of the plan to reduce operating, general and administrative costs, we have eliminated slightly over 1,500 positions. We also have merged the Nashville division office and distribution center into the Atlanta and Louisville divisions. As of August 17, 2002, execution of the Plan had reduced expenses by approximately $178 million. Restructuring charges related to the Plan totaled $2 million, pre-tax, in the second quarter 2002. These charges totaled $15 million, pre-tax, for the first two quarters of 2002. The majority of these expenses related to severance agreements, distribution center consolidation and conversion costs. All of the second quarter 2002 costs, and approximately $10 million of the total 2002 costs, represented cash expenditures. Also during 2002, we made cash payments totaling $33, primarily for severance agreements. We do not expect to incur any additional expenses related to the Plan.

     Cumulative effect of an accounting change

     As described below in "Other Issues," adoption of SFAS No. 142 required Kroger to perform a transitional impairment review of goodwill in 2002. This review has been completed and resulted in a $16 million after-tax impairment loss, recorded as a cumulative effect of an accounting change in the first quarter 2002.

     The table below details our merger-related costs and other one-time items. Amounts shown are pre-tax, except for the cumulative effect of an accounting change, which is shown net of tax:

                                                                    Second Quarter Ended           Two Quarters Ended
                                                                 ---------------------------    --------------------------
                                                                  August 17,     August 18,      August 17,    August 18,
                                                                    2002            2001            2002          2001
                                                                 ---------------------------    --------------------------
                                                                       (in millions)                 (in millions)
Merger-related costs ...........................................   $  (1)          $   2           $   1         $   4
                                                                   -----           -----           -----         -----
One-time items related to mergers included in:
   Merchandise costs ...........................................      --               2              --             5
   Operating, general and administrative .......................       3               7               6            19
Other one-time items included in:
   Operating, general and administrative - energy contracts ....       1              --              (6)           --
                                                                   -----           -----           -----         -----
Total one-time items ...........................................       4               9              --            24
Restructuring charges and related items ........................       2              --              15            --
Cumulative effect of an accounting change, net of tax ..........      --              --              16            --
                                                                   -----           -----           -----         -----
Total merger-related costs and other one-time items ............   $   5           $  11           $  32         $  28
                                                                   =====           =====           =====         =====

     Refer to Notes two, three, four and nine to the financial statements for more information on these costs.

LIQUIDITY AND CAPITAL RESOURCES

     Debt Management

     During the second quarter 2002, we invested $337 million to repurchase 17.2 million shares of Kroger stock at an average price of $19.60 per share. For the first two quarters of 2002, we repurchased 22.7 million shares of Kroger stock for a total investment of $458 million. These amounts include shares acquired by Kroger in connection with awards of shares and exercises of stock options by participants in Kroger's stock option and long-term incentive plans. In the second quarter 2002, we purchased 16.4 million shares under our $1 billion stock repurchase plan and we purchased an additional 0.8 million shares under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises.

     We had several lines of credit with borrowing capacity totaling approximately $2.76 billion at August 17, 2002. Outstanding credit agreement and commercial paper borrowings, and certain outstanding letters of credit, reduce funds available under our lines of credit. In addition, we had a $75 million money market line, borrowings under which also reduce the funds available under our lines of credit. At August 17, 2002, our outstanding commercial paper borrowings totaled $557 million and our money market line borrowings totaled $21 million. The outstanding letters of credit that reduced the funds available under our credit agreement totaled $118 million. We did not have any outstanding credit agreement borrowings as of August 17, 2002. In addition, we had a $202 million synthetic lease credit facility as further described below.

     On June 17, 2002, we issued $350 million, 6.20% Senior Notes due in 2012.

     On June 27, 2002, we filed a shelf registration statement with the SEC for the issuance of up to $2.0 billion of securities. The SEC declared the registration statement effective on July 23, 2002.

     On August 16, 2002, we retired early $250 million of Puttable Reset Securities. We incurred a termination fee as a result of the early retirement of these securities and therefore recorded an after-tax extraordinary loss of $9 million in the second quarter 2002.

     As part of the Fred Meyer merger, we became party to a financing transaction related to 16 properties constructed for total costs of approximately $202 million. Under the terms of the financing transaction, which was structured as a synthetic lease, a special purpose trust owns the properties and leases them to subsidiaries of Kroger. The lease expires in February 2003. We pay a variable lease rate that was approximately 2.7% at August 17, 2002.

     The synthetic lease qualifies as an operating lease and the owner of the special purpose trust has made a substantive residual equity investment. The transaction, therefore, is accounted for off-balance sheet and the related costs are reported as rent expense. As of August 17, 2002, the assets and liabilities of the special purpose trust were composed primarily of the properties and $187 million of bank debt used to fund the construction of the properties.

     In connection with these financing transactions, we have made a residual value guarantee for the leased property equal to 85% of the financing, or $172 million. We believe the market value of the property subject to this financing exceeded the residual value guarantee at August 17, 2002. Approximately $202 million were outstanding under the synthetic lease at August 17, 2002.

     Net total debt decreased $260 million to $8.2 billion at the end of the second quarter of 2002 compared to $8.5 billion at the end of the second quarter of 2001. Net total debt is defined as long-term debt, including capital leases and current portion thereof, less investments in debt securities, prefunded employee benefits and mark-to-market adjustments necessary to record fair value interest rate hedges of our fixed rate debt, pursuant to SFAS No. 133. Net total debt decreased $293 million from year-end 2001. Total debt decreased $213 million to $8.4 billion at the end of the second quarter of 2002 compared to $8.6 billion at the second quarter of 2001. Total debt decreased $498 million versus year-end 2001. These decreases are the result of the use of cash flow to reduce outstanding debt.

     Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. Some of these covenants are based on EBITDA, which we define as earnings before interest, taxes, depreciation, amortization, LIFO, extraordinary losses, and one-time items. The ability to generate EBITDA at levels sufficient to satisfy the requirements of these agreements is a key measure of our financial strength. We do not intend to present EBITDA as an alternative to any generally accepted accounting principle measure of performance. Rather, we believe the presentation of EBITDA is important for understanding our performance compared to our debt covenants. The calculation of EBITDA is based on the definition contained in our bank credit facilities. This may be a different definition than other companies use. We were in compliance with all EBITDA-based bank credit facilities and indenture covenants on August 17, 2002.

     The following is a summary of the calculation of EBITDA for the second quarters of 2002 and 2001 and for the two-quarter periods then-ended.

                                                                Second Quarter Ended            Two Quarters Ended
                                                             ----------------------------    --------------------------
                                                              August 17,      August 18,      August 17,    August 18,
                                                                2002            2001            2002           2001
                                                             ------------    ------------    ------------  ------------
                                                                   (in millions)                   (in millions)
Earnings before tax expense, extraordinary loss and
   the cumulative effect of an accounting change ..........    $  437         $  419           $1,047        $  917
Interest ..................................................       137            152              326           357
Depreciation ..............................................       247            220              570           509
Goodwill amortization .....................................        --             26               --            57
LIFO ......................................................        --              8               12            20
One-time items included in merchandise costs ..............        --              2               --             5
One-time items included in operating, general and
   administrative expenses ................................         4              7               --            19
Merger-related costs ......................................        (1)             2                1             4
Restructuring charges and related items ...................         2             --               15            --
Rounding ..................................................        --              1               --            --
                                                               ------         ------           ------        ------

EBITDA ....................................................    $  826         $  837           $1,971        $1,888
                                                               ======         ======           ======        ======

     Cash Flow

     We generated $2.2 billion of cash from operating activities during the first two quarters of 2002 compared to $1.8 billion in the first two quarters of 2001. Cash flow from operating activities increased in the first two quarters of 2002 primarily due to increased earnings and decreased working capital.

     Investing activities used $1.1 billion of cash during the first two quarters of 2002 compared to $1.2 billion in 2001. This decrease in the use of cash was due to decreased capital spending.

     Financing activities used $1.1 billion of cash in the first two quarters of 2002 compared to $653 million in the first two quarters of 2001. This increase in the use of cash was due primarily to a reduction in the issuance of debt and the use of free cash flow to pay down outstanding debt balances.

CAPITAL EXPENDITURES

     Capital expenditures excluding acquisitions totaled $420 million for the second quarter of 2002 compared to $530 million for the second quarter of 2001. Including acquisitions, capital expenditures totaled $420 million and $540 million in the second quarters of 2002 and 2001, respectively. For the first two quarters of 2002 and 2001, capital expenditures including acquisitions totaled $1.1 billion and $1.2 billion, respectively. Year-to-date expenditures in 2002 include the first quarter purchase of $192 million of assets previously financed under a synthetic lease. During the second quarter of 2002, we opened, acquired, expanded or relocated 39 food stores versus 38 food store openings during the same period of 2001. We had 19 operational closings and completed 26 within the wall remodels. Square footage increased 4.1% versus the second quarter of 2001.

OTHER ISSUES

     As of August 17, 2002, we had $254 million remaining under Kroger's $1 billion stock repurchase program authorized in March of 2001. At current prices, we continue to repurchase common stock under this program and the program funded by the proceeds and tax benefits from stock option exercises.

     We indirectly own a 50% interest in the Santee Dairy ("Santee") and have a product supply arrangement with Santee that requires us to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became excess capacity and a duplicate facility. The joint venture is managed independently and has a board composed of an equal number of members from each partner, plus one independent member. When there is a split vote, this member generally votes with the other partner. The other partner has filed suit against Kroger claiming, among other things, that Kroger is obligated to purchase its requirements of fluid milk from Santee as opposed to minimum gallons.

     We are a party to 345 collective bargaining agreements with local unions representing approximately 205,000 employees. We have agreements that have expired covering store employees in Oregon and North Carolina and the Southern California Teamsters. We cannot be certain that agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material effect on the results of our operations.

     Emerging Issues Task Force (EITF) Issue Nos. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future;" and 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)," became effective for Kroger on February 3, 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. The adoption of this standard did not have a material effect on our financial statements.

     SFAS No. 141, "Business Combinations," was issued by the Financial Accounting Standards Board ("FASB") in June of 2001. This standard requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The Statement also addresses the recognition of intangible assets in a business combination. Adoption of SFAS No. 141 did not have a material effect on our financial statements.

     SFAS No. 142, "Goodwill and Other Intangible Assets," was issued by the FASB in June of 2001. The Statement addresses the accounting for intangible assets acquired outside of a business combination. The Statement also addresses the accounting for goodwill and other intangible assets subsequent to initial recognition. SFAS No. 142 provides that goodwill no longer will be amortized and instead will be tested for impairment on an annual basis.

     Kroger adopted SFAS No. 142 on February 3, 2002. Accordingly, we performed a transitional impairment review of our goodwill. Goodwill totaled $3.6 billion as of February 3, 2002. The review was performed at the operating division level. Generally, fair value represented a multiple of earnings before interest, taxes, depreciation, amortization, LIFO charge, extraordinary items and one-time items ("EBITDA") or discounted projected future cash flows. Impairment was indicated when the carrying value of a division, including goodwill, exceeded its fair value. We determined that the carrying value of the jewelry store division, which included $26 million of goodwill, exceeded its fair value. Impairment was not indicated for the goodwill associated with the other operating divisions.

     The fair value of the jewelry store division was subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division's goodwill. As a result of this analysis, we determined that the jewelry store division goodwill was entirely impaired. Impairment primarily resulted from the recent operating performance of the division and review of the division's projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. Accordingly, we recorded a $16 million charge, net of a $10 million tax benefit, as a cumulative effect of an accounting change in the first quarter, 2002.

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

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued by the FASB in April 2002. SFAS No. 145 becomes effective for Kroger on February 2, 2003. We currently are analyzing the effect this standard will have on our financial statements.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued by the FASB in June of 2002. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We currently are analyzing the effect this standard will have on its financial statements.

     OUTLOOK

     Information provided by us, including written or oral statements made by our representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as integration of the operations of acquired or merged companies, expansion and growth of our business, future capital expenditures and our business strategy, contain forward-looking information. Statements elsewhere in this report and below regarding our expectations, hopes, beliefs, intentions, or strategies are also forward looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. While we believe that the statements are accurate, uncertainties and other factors could cause actual results to differ materially from those statements. In particular:

          . On December 11, 2001, we outlined a Strategic Growth Plan ("Plan") to support additional investment in core business, through targeted retail price reductions, to grow sales and increase market share. We intend to achieve identical supermarket store sales growth of 2% to 3% above product cost inflation and to reduce operating, general and administrative costs by more than $500 million over the next two years. We had expected to achieve approximately two-thirds of this reduction by the end of fiscal 2002. We now believe our fiscal 2002 savings will be slightly less than this goal because shrink reduction has proven more difficult to achieve than originally anticipated. As of August 17, 2002, we had reduced costs by approximately $178 million. We have eliminated slightly over 1,500 positions targeted for reduction under the Plan. We also have merged the Nashville division office and distribution center into the Atlanta and Louisville divisions. We remain committed to achieving the $500 million cost reduction by the end of fiscal 2003.

               As a result of the Plan, we established a long-term, sustainable annual earnings-per-share ("EPS") growth target of 13% - 15%, before one-time items, beginning in fiscal 2004, and 10% - 12%, before one-time items, for fiscal 2002 and 2003. For fiscal 2002, we have lowered our EPS growth estimate to 5% to 7%, before one-time items. For the remaining quarters of fiscal 2002, we expect EPS growth, before one-time items, to be flat to slightly positive. At this time, we do not plan to modify our EPS growth guidance for 2003 and beyond. Additionally, we believe identical food store sales for the third quarter of 2002 may increase less than the 0.8% growth achieved in the second quarter of 2002 because of continued product cost deflation and the unusually strong sales in the third quarter of 2001 during the weeks immediately following September 11, 2001.

               As of August 17, 2002, restructuring costs related to the Plan totaled approximately $52 million. These charges consisted primarily of severance agreements, distribution center consolidation and conversion costs. We believe there will not be any additional expenses associated with the Plan. The cumulative total of restructuring charges is below our original estimate of $85 million to $100 million.

          . We expect to reduce net operating working capital as compared to the third quarter of 1999 by a total of $500 million by the end of the third quarter 2004. Our ability to achieve this reduction will depend on results of our programs to improve net operating working capital management. We calculate net operating working capital as detailed in the table below. As of the end of the second quarter 2002, net operating working capital decreased $138 million compared to the second quarter of 2001. A calculation of net operating working capital based on our definition for the second quarters of 2002, 2001 and 2000 is shown below.

                                                      Second        Second       Second
                                                      Quarter       Quarter      Quarter
                                                       2002          2001        2000
                                                    ------------  ----------   -----------
                                                                 (in millions)
               Cash ................................ $    167     $    137    $    155
               Receivables .........................      604          649         583
               FIFO inventory ......................    4,428        4,375       4,133
               Operating prepaid and other assets ..      244          256         252
               Accounts payable ....................   (3,293)      (3,118)     (2,940)
               Operating accrued liabilities .......   (1,858)      (1,851)     (1,932)
               Prepaid VEBA ........................       --          (18)        (56)
                                                     ---------    ---------   ---------
                Net operating working capital ...... $    292     $    430    $    195
                                                     =========    =========   ========

..   We obtain sales growth from new square footage, as well as from increased productivity from existing locations. We expect full year 2002 square footage to grow 3.5% to 4.5%. We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, natural food products, supermarket fuel centers, seafood shops, floral shops, and bakeries. We believe the combination store format will allow us to withstand continued competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants.

..   We are a party to 345 collective bargaining agreements with local unions representing approximately 205,000 employees. We have agreements that have expired covering store employees in Oregon and North Carolina and the Southern California Teamsters. We cannot be certain that agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material effect on the results of our operations.

..   We define free cash flow as a rolling four quarters total of earnings before interest, taxes, depreciation, amortization and one-time items ("EBITDA"), less capital expenditures excluding the $192 million purchase of assets previously financed under a synthetic lease, less cash paid for interest and taxes, plus improvement in net operating working capital. During the past four quarters, we generated free cash flow of $1.1 billion, after capital expenditures of $1.7 billion, excluding the purchase of assets previously financed under a synthetic lease. We expect fiscal 2002 free cash flow to total approximately $650 million to $750 million, excluding the purchase of assets previously financed under a synthetic lease.

..   Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis on self-development and ownership of real estate, and on logistics and technology improvements. The continued capital spending in technology focusing on improved store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, should reduce merchandising costs as a percent of sales. For fiscal 2002, we expect capital spending to be approximately $100 million less than our prior forecast of $2.4 billion to $2.5 billion. This estimate includes acquisitions and the purchase of assets previously financed under a synthetic lease. We intend to use the combination of free cash flow from operations, including reductions in working capital, and borrowings under credit facilities to finance capital expenditure requirements. If determined preferable, we may fund capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity.

..   This analysis contains certain forward-looking statements about Kroger's future performance. These statements are based on management's assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected growth in earnings per share ("EPS"); working capital reduction; a decline in our net total debt-to-EBITDA ratio; our ability to generate free cash flow; and our strategic growth plan, and are indicated by words or phrases such as "comfortable," "committed," "expects," "goal," and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. Our ability to achieve annual EPS growth goals will be affected primarily by customer response to lower retail prices offered through our Strategic Growth Plan, pricing and promotional activities of existing and new competitors, including non-traditional food retailers, and our response to these actions intended to increase market share. In addition, Kroger's EPS growth goals could be affected by: increases in product costs; newly opened or consolidated distribution centers; our stock repurchase program; our ability to obtain sales growth from new square footage; competitive activity in the markets in which we operate; changes in our product mix; and changes in laws and regulations. Our ability to reduce our net total debt-to-EBITDA ratio could be adversely affected by: our ability to generate sales growth and free cash flow; interest rate fluctuations and other changes in capital market conditions; Kroger's stock repurchase activity; unexpected increases in the cost of capital expenditures; acquisitions; and other factors. The results of our strategic growth plan and our ability to generate free cash flow to the extent expected could be adversely affected if any of the factors identified above negatively impact our operations. In addition, the timing of the execution of the plan could adversely impact our EPS and sales results.

..   The results of our Strategic Growth Plan, including the amount and timing of cost savings expected, could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional food retailers; our response actions; the state of the economy, including deflationary trends in certain commodities; recessionary times in the economy; our ability to achieve the cost reductions that we have identified, including those to reduce shrink and operating, general and administrative expense; increases in health care, pension and credit card fees; and the success of our capital investments.

..   The amount and timing of future merger-related and other one-time costs could be adversely affected by our ability to convert remaining systems as planned and on budget. The cost associated with implementation of our Strategic Growth Plan, as well as the amount and timing of our expected cost reductions, could be affected by a worsening economy; increased competitive pressures; and an inability on our part to implement the Strategic Growth Plan when expected.

..   Based on current operating results, we believe that operating cash flow and other sources of liquidity, including borrowings under our commercial paper program and bank credit facilities, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

..   A decline in the generation of sufficient cash flows to support capital expansion plans, share repurchase programs and general operating activities could cause our growth to slow significantly and may cause us to miss our earnings per share growth targets, because we obtain some of our sales growth from new square footage.

..   The grocery retailing industry continues to experience fierce competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, and drug stores. Our continued success is dependent upon our ability to compete in this industry and continue to reduce operating expenses, including health care and pension costs contained in our collective bargaining agreements. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our share of sales and net income.

..   Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material impact on our financial statements.

..   Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also effect the shopping habits of our customers, which could affect sales and earnings.

..   Changes in our product mix may negatively affect certain financial indicators. For example, we have added and will continue to add supermarket fuel centers. Since gasoline is a low profit margin item with high sales dollars, we expect to see our gross profit margins decrease as we sell more gasoline. Although this negatively affects our gross profit margin, gasoline provides a positive effect on operating, general and administrative expense as a percent of sales.

..   Our ability to integrate any companies we acquire or have acquired and achieve operating improvements at those companies will affect our operations.

..   We retain a portion of the exposure for our workers' compensation and general liability claims. It is possible that these claims may cause significant expenditures that would affect our operating cash flows.

    . Our capital expenditures could fall outside of the expected range if we are unsuccessful in acquiring suitable sites for new stores, if development costs exceed those budgeted, or if our logistics and technology projects are not completed in the time frame expected or on budget.

    . Adverse weather conditions could increase the cost our suppliers charge for their products, or may decrease the customer demand for certain products. Additionally, increases in the cost of inputs, such as utility costs or raw material costs, could negatively impact financial ratios and net earnings.

    . Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass these increases on to our customers, our gross margin and net earnings will suffer.

    . Interest rate fluctuation and other capital market conditions may cause variability in earnings. Although we use derivative financial instruments to reduce our net exposure to financial risks, we are still exposed to interest rate fluctuations and other capital market conditions.

    . We cannot fully foresee the effects of the general economic downtown on Kroger's business. We have assumed the economic situation and competitive situations will not change significantly for 2002 and 2003.

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

ITEM 4.  Controls and Procedures.

   There have been no significant changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    (a) June 27, 2002 - Annual Meeting

    (b) The shareholders elected five directors to serve until the annual meeting of shareholders in 2005, and one director to serve until the annual meeting of shareholders in 2004, or until their successors have been elected and qualified, approved the 2002 Long-Term Incentive Plan, and ratified the selection of PricewaterhouseCoopers LLP, as Company auditors for 2002. The shareholders also adopted a shareholder proposal requesting that the Board of Directors take steps to implement the annual election of all Board members as opposed to election in classes and defeated a shareholder proposal recommending the Company label and identify all products sold under its brand names or private labels that may contain genetically engineered crops, organisms or products.

        Votes were cast as follows:

         To Serve Until 2005              For                 Withheld
         -------------------        --------------         --------------

        Robert D. Beyer             524,489,099           168,468,981
        John T. LaMacchia           522,374,319           170,583,761
        Edward M. Liddy             524,586,676           168,371,404
        Katherine D. Ortega         522,871,873           170,086,207
        Bobby S. Shackouls          528,321,911           164,636,169

         To Serve Until 2004              For                 Withheld
         -------------------        --------------         --------------

        David B. Lewis               648,384,449            44,573,631

                                               For              Against        Withheld        Broker Non-Votes
                                           -----------        ----------     ------------    --------------------
        2002 Long-Term Incentive Plan      629,994,362        56,600,551       6,363,167               --

                                               For              Against        Withheld        Broker Non-Votes

        PricewaterhouseCoopers LLP         663,454,639        25,674,758       3,828,683               --

                                               For              Against        Withheld        Broker Non-Votes
        Shareholder proposal
        (declassify Board)                 399,663,862       190,206,086      20,381,245           82,706,887

                                               For              Against        Withheld        Broker Non-Votes

        Shareholder proposal
        (genetically engineered items)      32,000,436       523,630,923      54,619,834           82,706,887


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

               EXHIBIT 10.1 - Material Contracts. Executive Employment Agreement dated as of June 7, 2002, between the Company and Michael S. Heschel.

               EXHIBIT 99.1 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

          (b) The Company disclosed and filed an underwriting agreement, pricing agreement and the Fourteenth Supplemental Indenture related to the issuance of $350,000,000, 6.20% Senior Notes in its Current Report on Form 8-K dated June 17, 2002; announcement of first quarter 2002 earnings results in its Current Report on Form 8-K dated June 25, 2002; and a disclosure of amendments to its Annual Report on Form 10-K for the fiscal year ended February 2, 2002, and its Quarterly Report on Form 10-Q for the quarter ended May 25, 2002, both filed with the SEC on August 14, 2002, in its Current Report on Form 8-K dated August 14, 2002, and its CEO and CFO certifications with respect thereto.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE KROGER CO.


Dated: September 30, 2002                    By: /s/ Joseph A. Pichler
                                                 -------------------------------
                                                     Joseph A. Pichler
                                                     Chairman of the Board and
                                                         Chief Executive Officer

Dated: September 30, 2002                    By: /s/ M. Elizabeth Van Oflen
                                                 -------------------------------
                                                     M. Elizabeth Van Oflen
                                                     Vice President and
                                                         Corporate Controller

                                 CERTIFICATIONS

I, Joseph A. Pichler, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Kroger Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 30, 2002

                                       (Joseph A. Pichler)
                                       Joseph A. Pichler
                                       Chairman of the Board and
                                         Chief Executive Officer
                                       (principal executive officer)


I, J. Michael Schlotman, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Kroger Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 30, 2002


                                       (J. Michael Schlotman)
                                       J. Michael Schlotman
                                       Group Vice President and
                                         Chief Financial Officer
                                       (principal financial officer)

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

Exhibit 10.1 -    Material Contracts. Executive Employment Agreement dated as of
                  June 7, 2002, between the Company and Michael S. Heschel.

Exhibit 99.1 -    Additional Exhibits - Statement of Computation of Ratio of
                  Earnings to Fixed Charges.