Form 10-Q
period 2002-11-09
KROGER CO
filed 2002-12-20
CIK 56873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended November 9, 2002

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
Yes  ☒  No  ☐.

There were 763,160,361 shares of Common Stock ($1 par value) outstanding as of December 16, 2002.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE KROGER CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share amounts)
(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 9, 2002	November 10, 2001	November 9, 2002	November 10, 2001
Sales	$11,696	$11,382	$39,290	$37,969

Merchandise costs, including advertising, warehousing, and transportation	8,485	8,265	28,662	27,629
Operating, general and administrative	2,266	2,253	7,370	7,279
Rent	154	146	508	499
Depreciation and amortization	249	254	820	820
Asset impairment charges	—	91	—	91
Restructuring charges and related items	—	—	15	—
Merger-related costs	—	1	1	5

Operating profit	542	372	1,914	1,646
Interest expense	134	149	460	506

Earnings before income tax expense, extraordinary loss and cumulative effect of an accounting change	408	223	1,454	1,140
Income tax expense	153	90	545	448

Earnings before extraordinary loss and cumulative effect of an accounting change	255	133	909	692
Extraordinary loss, net of income tax benefit	—	—	(12)	—

Earnings before cumulative effect of an accounting change	255	133	897	692
Cumulative effect of an accounting change, net of income tax benefit	—	—	(16)	—

Net earnings	$255	$133	$881	$692

Earnings per basic common share:
Earnings before extraordinary loss and cumulative effect of an accounting change	$0.33	$0.17	$1.16	$0.86
Extraordinary loss, net of income tax benefit	0.00	0.00	(0.02)	0.00
Cumulative effect of an accounting change, net of income tax benefit	0.00	0.00	(0.02)	0.00

Net earnings	$0.33	$0.17	$1.12	$0.86

Average number of common shares used in basic calculation	770	801	784	807

Earnings per diluted common share:
Earnings before extraordinary loss and cumulative effect of an accounting change	$0.33	$0.16	$1.14	$0.84
Extraordinary loss, net of income tax benefit	0.00	0.00	(0.02)	0.00
Cumulative effect of an accounting change, net of income tax benefit	0.00	0.00	(0.02)	0.00

Net earnings	$0.33	$0.16	$1.10	$0.84

Average number of common shares used in diluted calculation	779	821	797	828

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)
(unaudited)

	November 9, 2002	February 2, 2002
ASSETS
Current assets
Cash	$137	$161
Receivables	678	679
Inventories	4,637	4,178
Prepaid and other current assets	215	494

Total current assets	5,667	5,512
Property, plant and equipment, net	10,366	9,657
Goodwill, net	3,566	3,594
Fair value interest rate hedges	119	—
Other assets	292	306

Total Assets	$20,010	$19,069

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases	$417	$436
Accounts payable	3,616	3,005
Salaries and wages	538	584
Other current liabilities	1,613	1,460

Total current liabilities	6,184	5,485
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	8,086	8,412
Adjustment to reflect fair value interest rate hedges	119	(18)

Long-term debt including obligations under capital leases	8,205	8,394
Fair value interest rate hedges	—	18
Other long-term liabilities	1,851	1,670

Total Liabilities	16,240	15,567

Commitments and Contingencies (Note 12)

SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 906 shares issued in 2002 and 901 shares issued in 2001	906	901
Additional paid-in capital	2,277	2,217
Accumulated other comprehensive loss	(33)	(33)
Accumulated earnings	3,028	2,147
Common stock in treasury, at cost, 142 shares in 2002 and 106 shares in 2001	(2,408)	(1,730)

Total Shareowners’ Equity	3,770	3,502

Total Liabilities and Shareowners’ Equity	$20,010	$19,069

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	Three Quarters Ended
	November 9, 2002	November 10, 2001
Cash Flows From Operating Activities:
Net earnings	$881	$692
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of an accounting change, net of income tax benefit	16	—
Extraordinary loss, net of income tax benefit	12	—
Depreciation	820	736
Goodwill amortization	—	84
Non-cash one-time items	11	196
LIFO charge	12	27
Deferred income taxes	178	149
Other	10	9
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Inventories	(471)	(514)
Receivables	1	20
Accounts payable	519	723
Other	384	232

Net cash provided by operating activities	2,373	2,354

Cash Flows From Investing Activities:
Capital expenditures	(1,443)	(1,536)
Proceeds from sale of assets	57	51
Payments for acquisitions, net of cash acquired	(109)	(103)
Other	23	21

Net cash used by investing activities	(1,472)	(1,567)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	853	1,368
Reductions in long-term debt	(1,207)	(1,311)
Debt prepayment costs	(14)	—
Financing charges incurred	(11)	(16)
Increase (decrease) in book overdrafts	92	(301)
Proceeds from issuance of capital stock	34	66
Treasury stock purchases	(672)	(611)

Net cash used by financing activities	(925)	(805)

Net decrease in cash and temporary cash investments	(24)	(18)
Cash and temporary investments:
Beginning of year	161	161

End of quarter	$137	$143

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$480	$535
Cash paid during the year for income taxes	$272	$238
Non-cash changes related to purchase acquisitions:
Fair value of assets acquired	$109	$68
Goodwill recorded	$—	$70
Liabilities assumed	$—	$35

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain prior-year amounts have been reclassified to conform to current-year presentation and all amounts presented are in millions except per share amounts.

1.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the consolidated accounts of The Kroger Co. and its subsidiaries. The February 2, 2002 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles. Significant intercompany transactions and balances have been eliminated. References to the “Company” in these consolidated financial statements mean the consolidated company.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, that consist only of normal recurring adjustments, that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the fiscal 2001 Annual Report on Form 10-K of The Kroger Co. filed with the SEC on May 1, 2002, as amended.

The unaudited information included in the consolidated financial statements for the third quarter and three quarters ended November 9, 2002 and November 10, 2001 includes the results of operations of the Company for the 12-week and 40-week periods then ended.

2.	MERGER-RELATED COSTS

The Company is continuing the process of implementing its integration plan relating to recent mergers. For the first three quarters of 2002 and 2001, pre-tax, non-cash, net merger-related costs totaled $1 and $5, respectively. These charges resulted from the issuance of restricted stock and the related market value adjustments. Restrictions on the stock awards lapsed based on the achievement of synergy goals. All synergy-based awards were earned provided that recipients were still employed by the Company on the stated restriction lapsing date.

The following table is a summary of the changes in accruals related to various business combinations:

	Facility Closure Costs	Employee Severance	Incentive Awards and Contributions
Balance at February 3, 2001	$113	$18	$35
Additions	—	—	4
Payments	(19)	(3)	(9)

Balance at February 2, 2002	94	15	30
Additions	—	—	1
Payments	(19)	(9)	(11)

Balance at November 9, 2002	$75	$6	$20

3.	ONE-TIME ITEMS

In addition to the merger-related costs described in Note 2, the Company incurred pre-tax one-time expenses of $13 and $109 during the third quarters of 2002 and 2001, respectively. For the first three quarters of 2002, one-time items totaled $12 of net pre-tax expense. Pre-tax one-time expense totaled $133 for the first three quarters of 2001.

The one-time items were included in merchandise costs and operating, general and administrative expense in 2001 and in operating, general and administrative expense in 2002. Pre-tax expenses of $13 and $107 were included in operating, general and administrative expense in the third quarters of 2002 and 2001, respectively. Pre-tax expenses of $2 were included in merchandise costs in the third quarter of 2001. For the first three quarters of 2002, the one-time items included in operating, general and administrative expense totaled $12 of net pre-tax expense. For the first three quarters of 2001, the one-time items included in operating, general and administrative expense totaled $126 of pre-tax expense. The remaining $7 of pre-tax expense recorded in 2001 was included in merchandise costs. Details of these charges are:

	Third Quarter Ended		Three Quarters Ended
	November 9, 2002	November 10, 2001	November 9, 2002	November 10, 2001
One-time items in merchandise costs
Costs related to mergers	$—	$2	$—	$7

	—	2	—	7
One-time items in operating, general and administrative expense
Costs related to mergers	11	6	16	25
Lease liabilities	—	20	—	20
Market value adjustments of energy contracts	2	81	(4)	81

	13	107	12	126
Total one-time items	$13	$109	$12	$133

Costs related to mergers

In total, for the first three quarters of 2001, approximately $7 of product costs for excess capacity were included as merchandise costs. The remaining $25 of year-to-date expense in 2001 primarily related to employee severance and system conversion costs and were included in operating, general and administrative expense. In total, for the first three quarters of 2002, approximately $12 of system conversion expense and $4 of distribution center consolidation costs were included in operating, general and administrative expense. Approximately $7 of the system conversion expense and the $4 of distribution center consolidation costs were incurred during the third quarter of 2002. All of the costs in 2001 and $7 of the costs in 2002 represented cash expenditures.

Lease liabilities

Third quarter, 2001 operating, general and administrative expense included a $20 non-cash charge to accrue expenses for the present value of lease liabilities and other costs required to close 12 stores.

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

During the third quarter of 2001, the Company determined that one of the contracts, and a portion of a second contract, provided for supplies in excess of the Company’s expected demand for electricity. This precluded use of the normal purchases and normal sales exception under SFAS No. 133 for those contracts, and required the contracts to be marked to fair value through current-period earnings. The Company, therefore, recorded a pre-tax non-cash charge of $81 in the third quarter of 2001 to accrue liabilities for the estimated fair value of these contracts through December 2006. The remaining portion of the second contract was re-designated as a cash flow hedge of future purchases. The other two purchase commitments continue to qualify for the normal purchases and normal sales exception under SFAS No. 133.

SFAS No. 133 requires the excess contracts to be marked to fair value through current-period earnings each quarter. In the third quarter of 2002, the Company recorded a $2 pre-tax non-cash charge to mark the excess contracts to fair value as of November 9, 2002. For the first three quarters of 2002, the amounts recorded for the excess contracts totaled $4 of pre-tax, non-cash net income, including $7 of income recorded in the first quarter, $1 of expense recorded in the second quarter and $2 of expense recorded in the third quarter. Also in 2002, the Company made net cash payments totaling $11 for the excess energy purchase commitments for the first three quarters of 2002. Details of these liabilities follow:

Balance at February 2, 2002	$78
Net payments for excess purchase commitments	(11)
Revaluation (net decrease in liabilities due to changes in forward market prices and estimated future cash settlements)	(4)

Balance at November 9, 2002	$63

4.	ASSET IMPAIRMENT CHARGES

In the third quarter of 2001, the Company recorded a pre-tax non-cash impairment charge of $91 after identifying impairment losses for both assets to be disposed of and assets to be held and used. Details of this charge are included below:

Assets to be disposed of:

The impairment charge for assets to be disposed of related primarily to the carrying value of land, buildings and equipment for stores that were closed in 2001. The impairment charge was determined using the fair value less cost to sell. Fair value less cost to sell used in the impairment calculation was based on third party offers to purchase the assets, or market value for comparable properties, if available. Accordingly, a pre-tax non-cash impairment charge related to assets to be disposed of was recognized, reducing the carrying value of fixed assets by $37.

Assets to be held and used:

The impairment charge for assets to be held and used related primarily to the carrying value of land, buildings, and equipment for stores that will continue to be operated by the Company. Updated projections, based on revised operating plans, were used, on a gross basis, to first determine whether the assets were impaired. Then, discounted cash flows were used to determine the fair value of the assets for purposes of measuring the impairment charge. As a result, a pre-tax non-cash impairment charge related to assets to be held and used was recognized, reducing the carrying value of fixed assets by $54.

5.	RESTRUCTURING CHARGES AND RELATED ITEMS

On December 11, 2001, the Company outlined a Strategic Growth Plan (“Plan”) to support additional investment in its core business to increase sales and market share. The Plan has three key elements: reduction of operating, general and administrative expenses, centralization and increased coordination of merchandising and procurement activities, and targeted retail price reductions. As part of the plan to reduce operating, general and administrative costs, the Company has eliminated approximately 1,500 managerial and clerical positions. The Company also has merged the Nashville division office and distribution center into the Atlanta and Mid-South divisions. As of November 9, 2002, execution of the Plan had reduced expenses by approximately $241. Restructuring charges related to the Plan totaled $15, pre-tax, in 2002. These charges were incurred during the first two quarters of 2002. The majority of these expenses related to severance agreements, distribution center consolidation and conversion costs. Approximately $10 of the costs represented cash expenditures. Also during 2002, the Company made cash payments totaling $41, primarily related to severance agreements. The Company does not expect to incur any additional expenses related to the Plan.

The following table is a summary of changes in the accruals associated with the Plan:

Severance & Other Costs
Balance at February 2, 2002	$37
Additions	15
Payments	(41)

Balance at November 9, 2002	$11

6.	GOODWILL

As more fully described in Note 10, the Company adopted SFAS No. 142 on February 3, 2002. Adoption of this standard eliminated the amortization of goodwill. In 2001, goodwill generally was amortized over 40 years. Goodwill amortization expense totaled $27, pre-tax, in the third quarter of 2001 and $84, pre-tax, for the first three quarters of 2001. The transitional impairment review required by SFAS No. 142 resulted in a $26 pre-tax non-cash loss to write-off the jewelry store division goodwill based on its implied fair value. Impairment primarily resulted from the recent operating performance of the division and review of the division’s projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. This loss was recorded as a cumulative effect of an accounting change, net of a $10 tax benefit, in the first quarter of 2002.

The following table summarizes changes in the Company’s goodwill balance during 2002:

Balance at February 2, 2002	$3,594
Cumulative effect of an accounting change	(26)
Reclassifications	(2)

Balance at November 9, 2002	$3,566

The following table adjusts net earnings, net earnings per basic common share and net earnings per diluted common share for the adoption of SFAS No. 142:

	Third Quarter Ended		Three Quarters Ended
	November 9, 2002	November 10, 2001	November 9, 2002	November 10, 2001
Reported net earnings	$255	$133	$881	$692
Add back:
Goodwill amortization (1)	—	23	—	73
Cumulative effect of an accounting change (1)	—	—	16	—

Adjusted net earnings	255	156	897	765

Add back:
Extraordinary loss (1)	—	—	12	—

Adjusted earnings before extraordinary loss	$255	$156	$909	$765

Reported net earnings per basic common share	$0.33	$0.17	$1.12	$0.86
Add back:
Goodwill amortization (1)	—	0.03	—	0.09
Cumulative effect of an accounting change (1)	—	—	0.02	—

Adjusted net earnings per basic common share (2)	0.33	0.19	1.14	0.95

Add back:
Extraordinary loss (1)	—	—	0.02	—

Adjusted earnings before extraordinary loss	$0.33	$0.19	$1.16	$0.95

Average number of shares used in basic calculation	770	801	784	807
Reported net earnings per diluted common share	$0.33	$0.16	$1.10	$0.84
Add back:
Goodwill amortization (1)	—	0.03	—	0.09
Cumulative effect of an accounting change (1)	—	—	0.02	—

Adjusted net earnings per diluted common share (2)	0.33	0.19	1.13	0.92

Add back:
Extraordinary loss(1)	—	—	0.02	—

Adjusted earnings before extraordinary loss (2)	$0.33	$0.19	$1.14	$0.92

Average number of shares used in diluted calculation	779	821	797	828

(1)	Amounts are net of income tax benefit.
(2)	Per share amounts may not sum due to rounding.

7.	COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Third Quarter Ended		Three Quarters Ended
	November 9, 2002	November 10, 2001	November 9, 2002	November 10, 2001
Net earnings	$255	$133	$881	$692
Cumulative effect of adoption of SFAS No. 133, net of tax	—	—	—	(6)
Unrealized loss on hedging activities, net of tax	—	(30)	—	(33)

Comprehensive income	$255	$103	$881	$653

During 2002 and 2001, other comprehensive income consisted of market value adjustments to reflect derivative instruments designated as cash flow hedges at fair value, pursuant to SFAS No. 133.

8.	INCOME TAXES

The effective income tax rate differs from the expected statutory rate primarily because of the effect of certain state taxes. The effective income tax rate for 2002 also differs from the effective rate for 2001 due to the amortization of goodwill in 2001.

9.	EARNINGS PER COMMON SHARE

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

The following table provides a reconciliation of earnings before extraordinary loss and cumulative effect of an accounting change and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share:

	Third Quarter Ended November 9, 2002			Third Quarter Ended November 10, 2001
	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Basic earnings per common share	$255	770	$0.33	$133	801	$0.17
Dilutive effect of stock options and warrants	—	9		—	20

Diluted earnings per common share	$255	779	$0.33	$133	821	$0.16

	Three Quarters Ended November 9, 2002			Three Quarters Ended November 10, 2001
	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Basic earnings per common share	$909	784	$1.16	$692	807	$0.86
Dilutive effect of stock options and warrants	—	13		—	21

Diluted earnings per common share	$909	797	$1.14	$692	828	$0.84

The Company had options outstanding for approximately 34 shares and 9 shares in the third quarter of 2002 and third quarter of 2001, respectively, that were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share. For the first three quarters of 2002 and 2001, the Company had options outstanding of approximately 24 shares and 9 shares, respectively, that were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

Emerging Issues Task Force (EITF) Issue Nos. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future,” and 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor’s Products),” became effective for the Company on February 3, 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. The adoption of these issues did not have a material effect on the Company’s financial statements.

EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received,” was proposed in September of 2002. This proposed issue addresses the appropriate accounting, by a retailer, for cash consideration received from a vendor. Although a consensus has not yet been reached on this proposal, the Company is analyzing the effect this issue would have on its financial statements.

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

The fair value of the jewelry store division was subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill. As a result of this analysis, the Company determined that the jewelry store division goodwill was entirely impaired. Impairment primarily resulted from the recent operating performance of the division and review of the division’s projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. Accordingly, the Company recorded a $16 charge, net of a $10 tax benefit, as a cumulative effect of an accounting change in the first quarter of 2002. The Company’s annual impairment test will be performed in the fourth quarter of 2002.

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

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued by the FASB in April 2002. SFAS No. 145 becomes effective for the Company on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The Company currently is analyzing the effect this standard will have on its financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued by the FASB in June of 2002. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company currently is analyzing the effect this standard will have on its financial statements.

11.	GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At November 9, 2002, a total of approximately $6,781 of Guaranteed Notes was outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow, and equity. Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below.

There are no current restrictions on the ability of the Guarantor Subsidiaries to make payments under the guarantees referred to above. The obligations of each guarantor under its guarantee are limited to the maximum amount permitted under Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act, or any similar Federal or state law (e.g. laws requiring adequate capital to pay dividends) respecting fraudulent conveyance or fraudulent transfer.

The following tables present summarized financial information as of November 9, 2002 and February 2, 2002 and for the quarters ended, and three quarters ended, November 9, 2002 and November 10, 2001:

Condensed Consolidating
Balance Sheets
As of November 9, 2002

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$21	$116	$—	$137
Receivables	166	512	—	678
Net inventories	422	4,215	—	4,637
Prepaid and other current assets	(57)	272	—	215

Total current assets	552	5,115	—	5,667
Property, plant and equipment, net	1,232	9,134	—	10,366
Goodwill, net	21	3,545	—	3,566
Fair value interest rate hedges	119	—	—	119
Other assets	605	(313)	—	292
Investment in and advances to subsidiaries	10,774	—	(10,774)	—

Total assets	$13,303	$17,481	$(10,774)	$20,010

Current liabilities
Current portion of long-term debt including obligations under capital leases	$406	$11	$—	$417
Accounts payable	163	3,453	—	3,616
Other current liabilities	177	1,974	—	2,151

Total current liabilities	746	5,438	—	6,184
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,745	341	—	8,086
Adjustment to reflect fair value interest rate hedges	119	—	—	119

Long-term debt including obligations under capital leases	7,864	341	—	8,205
Other long-term liabilities	923	928	—	1,851

Total liabilities	9,533	6,707	—	16,240

Shareowners’ Equity	3,770	10,774	(10,774)	3,770

Total liabilities and shareowners’ equity	$13,303	$17,481	$(10,774)	$20,010

Condensed Consolidating
Balance Sheets
As of February 2, 2002

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$25	$136	$—	$161
Receivables	145	534	—	679
Net inventories	386	3,792	—	4,178
Prepaid and other current assets	236	258	—	494

Total current assets	792	4,720	—	5,512
Property, plant and equipment, net	1,151	8,506	—	9,657
Goodwill, net	21	3,573	—	3,594
Other assets	621	(315)	—	306
Investment in and advances to subsidiaries	11,173	—	(11,173)	—

Total assets	$13,758	$16,484	$(11,173)	$19,069

Current liabilities
Current portion of long-term debt including obligations under capital leases	$412	$24	$—	$436
Accounts payable	246	2,759	—	3,005
Other current liabilities	685	1,359	—	2,044

Total current liabilities	1,343	4,142	—	5,485
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	8,022	390	—	8,412
Adjustment to reflect fair value interest rate hedges	(18)	—	—	(18)

Long-term debt including obligations under capital leases	8,004	390	—	8,394
Fair value interest rate hedges	18	—	—	18
Other long-term liabilities	891	779	—	1,670

Total liabilities	10,256	5,311	—	15,567

Shareowners’ Equity	3,502	11,173	(11,173)	3,502

Total liabilities and shareowners’ equity	$13,758	$16,484	$(11,173)	$19,069

Condensed Consolidating
Statements of Earnings
For the Quarter Ended November 9, 2002

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$1,111	$10,799	$(214)	$11,696
Merchandise costs, including warehousing and transportation	817	7,870	(202)	8,485
Operating, general and administrative	252	2,014	—	2,266
Rent	38	128	(12)	154
Depreciation and amortization	20	229	—	249
Merger-related costs, restructuring charges and related items	––	––	—	––

Operating profit (loss)	(16)	558	—	542
Interest expense	(126)	(8)	—	(134)
Equity in earnings of subsidiaries	343	—	(343)	—

Earnings before tax expense	201	550	(343)	408
Tax expense (benefit)	(54)	207	—	153

Earnings before extraordinary loss	255	343	(343)	255
Extraordinary loss, net of income tax benefit	––	—	—	––

Net earnings	$255	$343	$(343)	$255

Condensed Consolidating
Statements of Earnings
For the Quarter Ended November 10, 2001

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$1,603	$9,993	$(214)	$11,382
Merchandise costs, including warehousing and transportation	1,257	7,210	(202)	8,265
Operating, general and administrative	554	1,699	—	2,253
Rent	27	131	(12)	146
Depreciation and amortization	18	236	—	254
Merger-related costs, restructuring charges and related items	92	—	—	92

Operating profit (loss)	(345)	717	—	372
Interest expense	(139)	(10)	—	(149)
Equity in earnings of subsidiaries	431	—	(431)	—

Earnings before tax expense	(53)	707	(431)	223
Tax expense (benefit)	(186)	276	—	90

Earnings before extraordinary loss	133	431	(431)	133
Extraordinary loss, net of income tax benefit	—	—	—	—

Net earnings	$133	$431	$(431)	$133

Condensed Consolidating
Statements of Earnings
For the Three Quarters Ended November 9, 2002

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$4,982	$34,982	$(674)	$39,290
Merchandise costs, including warehousing and transportation	4,027	25,269	(634)	28,662
Operating, general and administrative	946	6,424	—	7,370
Rent	127	421	(40)	508
Depreciation and amortization	65	755	—	820
Merger-related costs, restructuring charges and related items	10	6	—	16

Operating profit (loss)	(193)	2,107	—	1,914
Interest expense	(432)	(28)	—	(460)
Equity in earnings of subsidiaries	1,283	—	(1,283)	—

Earnings before tax expense	658	2,079	(1,283)	1,454
Tax expense (benefit)	(235)	780	—	545

Earnings before extraordinary loss and cumulative
effect of an accounting change	893	1,299	(1,283)	909
Extraordinary loss, net of income tax benefit	(12)	—	—	(12)

Earnings before cumulative effect of an accounting change
	881	1,299	(1,283)	897
Cumulative effect of an accounting change	—	(16)	—	(16)

Net earnings	$881	$1,283	$(1,283)	$881

Condensed Consolidating
Statements of Earnings
For the Three Quarters Ended November 10, 2001

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$5,315	$33,312	$(658)	$37,969
Merchandise costs, including warehousing and transportation	4,220	24,027	(618)	27,629
Operating, general and administrative	1,148	6,131	—	7,279
Rent	130	409	(40)	499
Depreciation and amortization	57	763	—	820
Merger-related costs, restructuring charges and related items	96	—	—	96

Operating profit (loss)	(336)	1,982	—	1,646
Interest expense	(475)	(31)	—	(506)
Equity in earnings of subsidiaries	1,189	—	(1,189)	—

Earnings before tax expense	378	1,951	(1,189)	1,140
Tax expense (benefit)	(314)	762	—	448

Earnings before extraordinary loss	692	1,189	(1,189)	692
Extraordinary loss, net of income tax benefit	—	—	—	—

Net earnings	$692	$1,189	$(1,189)	$692

Condensed Consolidating
Statements of Cash Flows
For the Three Quarters Ended November 9, 2002

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,407	$966	$2,373

Cash flows from investing activities:
Capital expenditures	(102)	(1,341)	(1,443)
Other	35	(64)	(29)

Net cash used by investing activities	(67)	(1,405)	(1,472)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	853	—	853
Reductions in long-term debt	(1,145)	(62)	(1,207)
Proceeds from issuance of capital stock	34	—	34
Capital stock reacquired	(672)	—	(672)
Other	(15)	82	67
Net change in advances to subsidiaries	(399)	399	—

Net cash provided (used) by financing activities	(1,344)	419	(925)

Net (decrease) increase in cash and temporary cash investments	(4)	(20)	(24)
Cash and temporary investments:
Beginning of year	25	136	161

End of quarter	$21	$116	$137

Condensed Consolidating
Statements of Cash Flows
For the Three Quarters Ended November 10, 2001

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$734	$1,620	$2,354

Cash flows from investing activities:
Capital expenditures	(112)	(1,424)	(1,536)
Other	51	(82)	(31)

Net cash used by investing activities	(61)	(1,506)	(1,567)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,368	—	1,368
Reductions in long-term debt	(1,557)	246	(1,311)
Proceeds from issuance of capital stock	66	—	66
Capital stock reacquired	(611)	$12	(611)
Other	(219)	(98)	(317)
Net change in advances to subsidiaries	275	(275)	—

Net used by financing activities	(678)	(127)	(805)

Net decrease in cash and temporary cash investments	(5)	(13)	(18)
Cash and temporary investments:
Beginning of year	25	136	161

End of quarter	$20	$123	$143

12.	COMMITMENTS AND CONTINGENCIES

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

Insurance – The Company’s workers’ compensation risks are self-insured in certain states. In addition, other workers’ compensation risks and certain levels of insured general liability risks are based on retrospective premium plans, deductible plans and self-insured retention plans. The liability for workers’ compensation risks is accounted for on a present value basis. Actual claim settlements and expenses incident thereto may differ from the provisions for loss. Property risks have been underwritten by a subsidiary and are reinsured with unrelated insurance companies. Operating divisions and subsidiaries have paid premiums, and the insurance subsidiary has provided loss allowances, based upon actuarially determined estimates.

Litigation – The Company is involved in various legal actions arising in the normal course of business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material effect on the financial position of the Company.

Purchase Commitment – The Company indirectly owns a 50% interest in the Santee Dairy (“Santee”) and has a product supply arrangement with Santee that requires the Company to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became excess capacity and a duplicate facility. The joint venture is managed independently and has a board composed of an equal number of members from each partner, plus one independent member. When there is a split vote, this member generally votes with the other partner. The other partner has filed suit against the Company claiming, among other things, that the Company is obligated to purchase all of the requirements of fluid milk for its Ralphs and Food 4 Less divisions from Santee as opposed to minimum gallons.

Benefit Plans – The Company administers certain non-contributory defined benefit retirement plans for substantially all non-union employees and some union-represented employees as determined by the terms and conditions of collective bargaining agreements. Funding for the pension plans is based on a review of the specific requirements and on evaluation of the assets and liabilities on each plan.

In addition to providing pension benefits, the Company provides certain health care benefits for retired employees. The majority of the Company’s employees may become eligible for these benefits if they reach retirement age while employed by the Company. Funding for the retiree health care benefits occurs as claims or premiums are paid.

The determination of the obligation and expense for the Company’s pension and other post-retirement benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs. Actual results that differ from the assumptions generally are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company also participates in various multi-employer pension plans for substantially all union employees. Generally, benefits are based on a fixed amount for each year of service. If the Company were to exit certain markets, it may be required to pay a withdrawal liability if the plans were under-funded at the time of withdrawal. However, the Company is unable to determine this amount at this time. Any adjustments would be recorded at the time markets are exited.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the consolidated financial statements.

RESULTS OF OPERATIONS

Sales for the third quarter of 2002 totaled $11.7 billion, an increase of 2.8% over the third quarter of 2001. Sales for the first three quarters of 2002 totaled $39.3 billion, an increase of 3.5% over the first three quarters of 2001. Identical food store sales, which include stores that have been in operation and have not been expanded or relocated for four quarters, decreased 0.6% from the third quarter of 2001. Comparable food store sales, which include relocations and expansions, increased 0.2% over the third quarter of 2001. We estimate that our product cost deflation was negative 0.5% for the third quarter 2002.

During the third quarter of 2002, we opened, acquired, relocated or expanded 29 food stores versus 33 food stores in the third quarter of 2001. Additionally, we remodeled 40 food stores and closed 6 food stores in the third quarter of 2002. In the third quarter of 2001, we remodeled 26 food stores and closed 15 food stores. We operated 2,461 food stores as of November 9, 2002 compared to 2,401 food stores as of November 10, 2001. As of November 9, 2002, food store square footage totaled 134 million. This represents an increase of 4.3% over November 10, 2001.

At the end of the third quarter 2002, we operated 341 supermarket fuel centers compared to 177 supermarket fuel centers at the end of the third quarter 2001. Excluding sales at supermarket fuel centers, identical food store sales decreased 1.3% and comparable food store sales decreased 0.6% in the third quarter of 2002.

The tables below summarizes our identical and comparable food store sales information:

IDENTICAL FOOD STORE SALES

			Kroger’s estimate of its product cost inflation (deflation)
	Third Quarter 2002	Third Quarter 2001	Third Quarter 2002	Third Quarter 2001
Including supermarket fuel centers	(0.6)%	0.8%	(0.5)%	0.6%
Excluding supermarket fuel centers	(1.3)%	0.2%	(0.5)%	0.7%
Total supermarket fuel centers	341	177	341	177

COMPARABLE FOOD STORE SALES

			Kroger’s estimate of its product cost inflation (deflation)
	Third Quarter 2002	Third Quarter 2001	Third Quarter 2002	Third Quarter 2001
Including supermarket fuel centers	0.2%	1.4%	(0.5)%	0.6%
Excluding supermarket fuel centers	(0.6)%	0.8%	(0.5)%	0.7%
Total supermarket fuel centers	341	177	341	177

The FIFO gross profit rate was 27.5% in the third quarters of both 2002 and 2001. Year-to-date, the FIFO gross profit rate was 27.1% and 27.3% in 2002 and 2001, respectively. During 2002, no one-time items were included in merchandise costs compared to $7 million of one-time expense incurred during 2001. In 2001, $2 million of the one-time expenses were incurred in the third quarter. Excluding these costs, the third quarter 2001 FIFO gross profit rate was 27.5% and the year-to-date 2001 rate was 27.3%. These rates reflect our investment in the Strategic Growth Plan (“Plan”) in 2002, offset by decreases in product costs due to consolidated purchasing activities. Private label and manufacturing plant results also improved our gross profit rates. The increase in the percent of total sales from supermarket fuel centers in 2002 versus 2001 negatively affected the gross profit rate by approximately 21 basis points in the third quarter of 2002 versus the third quarter of 2001, and by approximately 18 basis points for the year-to-date period of 2002 versus the year-to-date period of 2001. Supermarket fuel center sales have a negative impact on our overall FIFO gross profit rate due to the relatively low gross profit rate on fuel sales.

Operating, general and administrative expenses as a percent of sales were 19.4% in the third quarter of 2002, 19.8% in the third quarter of 2001, 18.8% year-to-date 2002, and 19.2% year-to-date 2001. As described below in “Merger-Related Costs and Other One-Time Items,” we recorded one-time expenses of $13 million and $107 million in operating, general and administrative expense in the third quarters of 2002 and 2001, respectively. For the first three quarters of 2002, one-time items included in operating, general and administrative expense totaled a net $12 million. For the first three quarters of 2001, one-time expenses included in operating, general and administrative expense totaled $126 million. Excluding these one-time items, operating, general and administrative expenses as a percent of sales were 19.3% during the third quarter of 2002, 18.9% during the third quarter of 2001, 18.7% year-to-date 2002, and 18.8% year-to-date 2001. Operating, general and administrative expenses, excluding one-time items, increased as a percent of sales in the third quarter of 2002 versus the third quarter of 2001 primarily due to higher health care benefit costs, pension costs and credit card fees. Health care benefit and pension costs each increased approximately 18 basis points and credit card fees increased approximately 4 basis points. The increases in health care benefit and pension costs during the third quarter of 2002 were unusually high due to the timing of facts supporting revisions to the related accrued liabilities. Year-to-date, health care benefit and pension costs increased by approximately 13 basis points and 10 basis points, respectively, in 2002 versus 2001. The increase in the percent of total sales from supermarket fuel centers in 2002 versus 2001 reduced our overall operating, general and administrative expense rate by approximately 14 basis points in the third quarter of 2002 versus the third quarter of 2001, and by approximately 11 basis points for the year-to-date period of 2002 versus the year-to-date period of 2001. Supermarket fuel center sales have a positive impact on our overall operating, general and administrative expense rate due to the relatively low overhead costs associated with fuel sales. Despite the increases in health care benefit and pension costs, our year-to-date operating, general and administrative expense rate, excluding one-time items and the supermarket fuel center effect, remained relatively flat in 2002 as compared to 2001. This was partially due to our successful cost reduction and productivity initiatives.

Depreciation expense totaled $249 million in the third quarter of 2002, an increase of $22 million over $227 million in the third quarter of 2001. For the first three quarters of 2002, depreciation expense totaled $820 million, an increase of $84 million compared to $736 million during the same period of 2001. The increases in depreciation expense primarily were due to Kroger’s capital investment program.

Net interest expense totaled $134 million for the third quarter of 2002, a decrease of approximately $15 million from $149 million in the third quarter of 2001. For the first three quarters of 2002, net interest expense totaled $460 million, a decrease of approximately $46 million compared to $506 million during the same period of 2001. These decreases resulted from lower interest rates on our floating-rate debt in 2002 and an overall reduction of outstanding debt.

The effective tax rate differs from the expected statutory rate primarily because of the effect of certain state taxes. The effective income tax rate for 2002 also differs from the effective rate for 2001 due to the amortization of goodwill in 2001.

Net earnings were $255 million or $0.33 per diluted share for the third quarter of 2002. These results represent an increase of approximately 106.3% over net earnings of $0.16 per diluted share for the third quarter of 2001. For the first three quarters of 2002, net earnings totaled $881 million, or $1.10 per diluted share, an increase of 31.0% over net earnings of $0.84 per diluted share for the same period of 2001. As described below in “Other Issues,” Kroger’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 eliminated the amortization of goodwill beginning in fiscal 2002. Goodwill amortization expense totaled $27 million, pre-tax, in the third quarter of 2001 and $84 million, pre-tax, year-to-date, 2001. In the first quarter 2002, we performed a transitional impairment review of goodwill in accordance with SFAS No. 142, and as a result, we recorded a $16 million after-tax impairment loss as a cumulative effect of an accounting change. Adjusting 2002 results to eliminate the cumulative effect of the accounting change, and 2001 results to eliminate the amortization of goodwill and its tax effect, net earnings were $0.33 per diluted share in the third quarter of 2002, an increase of approximately 73.7% from net earnings of $0.19 per diluted share for the third quarter of 2001. On this basis, year-to-date, 2002, net earnings were $1.13 per diluted share, an increase of approximately 22.8% over net earnings of $0.92 per diluted share for the same period of 2001.

As described below in “Merger-Related Costs and Other One-Time Items,” Kroger incurred pre-tax one-time expenses totaling $13 million and $201 million in the third quarters of 2002 and 2001, respectively. Year-to-date, these items totaled a net $28 million, pre-tax, in 2002, and totaled $229 million, pre-tax, in 2001. Also, we incurred an after-tax loss of $16 million as a result of the implementation of SFAS No. 142. This loss was recorded as the cumulative effect of an accounting change, in the first quarter of 2002. We incurred after-tax extraordinary losses related to the early retirement of debt in the first and second quarters of 2002, which totaled $12 million. Excluding these items, earnings were $263 million, or $0.34 per diluted share, in the third quarter of 2002, and $927 million, or $1.16 per diluted share, for the first three quarters of 2002. On this basis, and adjusting 2001 results to eliminate the amortization of goodwill and its tax effect, earnings per diluted share for the third quarter of 2002 were equal to the third quarter of 2001, and earnings per diluted for the first three quarters of 2002 increased 5.5% over earnings of $1.10 per diluted share for the same period of 2001.

MERGER-RELATED COSTS AND OTHER ONE-TIME ITEMS

Merger-related costs

We are continuing the process of implementing our integration plan relating to recent mergers. For the first three quarters of 2002 and 2001, pre-tax, non-cash, net merger-related costs totaled $1 million and $5 million, respectively. These charges resulted from the issuance of restricted stock and the related market value adjustments. Restrictions on the stock awards lapsed based on the achievement of synergy goals. All synergy-based awards were earned provided that recipients were still employed by Kroger on the stated restriction lapsing date.

One-time items

In addition to the merger-related costs that are shown separately on the “Consolidated Statement of Earnings,” we incurred pre-tax one-time expenses of $13 million and $109 million during the third quarters of 2002 and 2001, respectively. For the first three quarters of 2002, one-time items totaled $12 million of net pre-tax expense. Pre-tax one-time expense totaled $133 million for the first three quarters of 2001.

The one-time items were included in merchandise costs and operating, general and administrative expense in 2001 and in operating, general and administrative expense in 2002. Pre-tax expenses of $13 million and $107 million were included in operating, general and administrative expense in the third quarters of 2002 and 2001, respectively. Pre-tax expenses of $2 million were included in merchandise costs in the third quarter of 2001. For the first three quarters of 2002, the one-time items included in operating, general and administrative expense totaled $12 million of net pre-tax expense. For the first three quarters of 2001, the one-time items included in operating, general and administrative expense totaled $126 million of pre-tax expense. The remaining $7 million of pre-tax expense recorded in 2001 was included in merchandise costs. Details of these charges are included below:

Costs related to mergers:

All of the items included as merchandise costs in 2001 were product costs for excess capacity. The remaining $25 million of year-to-date expense in 2001 primarily related to employee severance and system conversion costs and were included in operating, general and administrative expense. In total, for the first three quarters of 2002, approximately $12 million of system conversion expense and $4 million of distribution center consolidation costs were included in operating, general and administrative expense. Approximately $7 million of the system conversion expense and the $4 million of distribution center consolidation costs were incurred during the third quarter of 2002. All of the costs in 2001 and $7 million of the costs in 2002 represented cash expenditures.

Lease liabilities:

Third quarter, 2001 operating, general and administrative expense included a $20 million non-cash charge to accrue expenses for the present value of lease liabilities and other costs required to close 12 stores.

Energy contracts:

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

During the third quarter of 2001, we determined that one of the contracts, and a portion of a second contract, provided for supplies in excess of our expected demand for electricity. This precluded use of the normal purchases and normal sales exception under SFAS No. 133 for those contracts, and required the contracts to be marked to fair value through current-period earnings. We therefore recorded a pre-tax charge of $81 million in the third quarter of 2001 to accrue liabilities for the estimated fair value of these contracts through December 2006. The remaining portion of the second contract was re-designated as a cash flow hedge of future purchases. The other two purchase commitments continue to qualify for the normal purchases and normal sales exception under SFAS No. 133.

SFAS No. 133 requires the excess contracts to be marked to fair value through current-period earnings each quarter. In the third quarter of 2002, we recorded a $2 million pre-tax non-cash charge to mark the excess contracts to fair value as of November 9, 2002. For the first three quarters of 2002, the amounts recorded for the excess contracts totaled $4 million of pre-tax, non-cash net income, including $7 million of income recorded in the first quarter, $1 million of expense recorded in the second quarter and $2 million of expense recorded in the third quarter. Also in 2002, we made net cash payments totaling $11 million for the excess energy purchase commitments for the first three quarters of 2002.

Asset impairment charges

In the third quarter of 2001, we recorded a pre-tax non-cash impairment charge of $91 million after identifying impairment losses for both assets to be disposed of and assets to be held and used. Details of this charge are included below:

Assets to be disposed of:

The impairment charge for assets to be disposed of related primarily to the carrying value of land, buildings and equipment for stores that were closed in 2001. The impairment charge was determined using the fair value less cost to sell. Fair value less cost to sell used in the impairment calculation was based on third party offers to purchase the assets, or market value for comparable properties, if available. Accordingly, a pre-tax non-cash impairment charge related to assets to be disposed of was recognized, reducing the carrying value of fixed assets by $37 million.

Assets to be held and used:

The impairment charge for assets to be held and used related primarily to the carrying value of land, buildings, and equipment for stores that will continue to be operated by Kroger. Updated projections, based on revised operating plans, were used, on a gross basis, to first determine whether the assets were impaired. Then, discounted cash flows were used to determine the fair value of the assets for purposes of measuring the impairment charge. As a result, a pre-tax non-cash impairment charge related to assets to be held and used was recognized, reducing the carrying value of fixed assets by $54 million.

Restructuring charges

On December 11, 2001, we outlined a Strategic Growth Plan (“Plan”) to support additional investment in our core business to increase sales and market share. The Plan has three key elements: reduction of operating, general and administrative expenses, centralization and increased coordination of merchandising and procurement activities, and targeted retail price reductions. As part of the plan to reduce operating, general and administrative costs, we have eliminated approximately 1,500 managerial and clerical positions. We also have merged the Nashville division office and distribution center into the Atlanta and Mid-South divisions. As of November 9, 2002, execution of the Plan had reduced expenses by approximately $241 million. Restructuring charges related to the Plan totaled $15 million, pre-tax, in 2002. These charges were incurred during the first two quarters of 2002. The majority of these expenses related to severance agreements, distribution center consolidation and conversion costs. Approximately $10 million of the costs represented cash expenditures. Also during 2002, we made cash payments totaling $41 million, primarily related to severance agreements. We do not expect to incur any additional expenses related to the Plan.

Cumulative effect of an accounting change

As described below in “Other Issues,” adoption of SFAS No. 142 required Kroger to perform a transitional impairment review of goodwill in 2002. This review has been completed and resulted in a $16 million after-tax impairment loss, recorded as a cumulative effect of an accounting change in the first quarter of 2002.

The table below summarizes our merger-related costs and other one-time items. Amounts shown are pre-tax, except for the cumulative effect of an accounting change, which is shown net of tax:

	Third Quarter Ended		Three Quarters Ended
	November 9, 2002	November 10, 2001	November 9, 2002	November 10, 2001
	(in millions)		(in millions)
Merger-related costs	$—	$1	$1	$5

One-time items related to mergers included in:
Merchandise costs	—	2	—	7
Operating, general and administrative	11	6	16	25
Other one-time items included in:
Operating, general and administrative – lease liabilities	—	20	—	20
Operating, general and administrative – energy contracts	2	81	(4)	81

Total one-time items	13	109	12	133

Asset impairment charges	—	91	—	91
Restructuring charges and related items	—	—	15	—

Total pre-tax one-time items	$13	$201	$28	$229

Cumulative effect of an accounting change, net of tax	—	—	16	—

Total one-time items including accounting change	$13	$201	$44	$229

Refer to Notes two, three, four, five and ten to the financial statements for more information on these costs.

LIQUIDITY AND CAPITAL RESOURCES

Debt Management

During the third quarter of 2002, we invested $219 million to repurchase 13.3 million shares of Kroger stock at an average price of $16.47 per share. For the first three quarters of 2002, we repurchased 36.1 million shares of Kroger stock for a total investment of $678 million. These amounts include shares acquired by Kroger using the tax benefits associated with awards of shares and exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the proceeds received from plan participants. In the third quarter of 2002, we purchased 12.9 million shares under our $1 billion stock repurchase program and we purchased an additional 0.4 million shares under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises.

We had several lines of credit with borrowing capacity totaling approximately $2.76 billion at November 9, 2002. Outstanding credit agreement and commercial paper borrowings, and certain outstanding letters of credit, reduce funds available under our lines of credit. In addition, we had a $75 million money market line, borrowings under which also reduce the funds available under our lines of credit. At November 9, 2002, our outstanding credit agreement borrowings totaled $353 million, our outstanding commercial paper borrowings totaled $492 million and our money market line borrowings totaled $15 million. The outstanding letters of credit that reduced the funds available under our credit agreement totaled $130 million. In addition, we had a $202 million synthetic lease credit facility that is more particularly described below.

We are a party to a financing transaction related to 16 properties constructed for total costs of approximately $202 million. We became a party to this transaction as part of the Fred Meyer merger. Under the terms of the financing transaction, which was structured as a synthetic lease, a special purpose trust owns the properties and leases them to subsidiaries of Kroger. The lease expires in February of 2003. We pay a variable lease rate that was approximately 2.2% at November 9, 2002.

The synthetic lease qualifies as an operating lease and the owner of the special purpose trust has made a substantive residual equity investment. The transaction, therefore, is accounted for off-balance sheet and the related costs are reported as rent expense. As of November 9, 2002, the assets and liabilities of the special purpose trust were composed primarily of the properties and $187 million of bank debt used to fund the construction of the properties.

In connection with these financing transactions, we have made a residual value guarantee for the leased property equal to 85% of the financing, or $172 million. We believe the market value of the property subject to this financing exceeded the residual value guarantee at November 9, 2002. Approximately $202 million were outstanding under the synthetic lease at November 9, 2002.

Net total debt decreased $159 million to $8.4 billion at the end of the third quarter of 2002 compared to $8.6 billion at the end of the third quarter of 2001. Net total debt is defined as long-term debt, including capital leases and current portion thereof, less Kroger’s investments in debt securities issued by lenders of certain of Kroger’s structured financings, prefunded employee benefits and the mark-to-market adjustments necessary to record fair value interest rate hedges of our fixed rate debt, pursuant to SFAS No. 133. Net total debt decreased $75 million from year-end 2001. Total debt decreased $47 million to $8.6 billion at the end of the third quarter of 2002 compared to $8.7 billion at the third quarter of 2001. Total debt decreased $208 million versus year-end 2001. These decreases are the result of the use of cash flow to reduce outstanding debt.

A calculation of net total debt for the third quarters of 2002 and 2001, and for year-end 2001, is included below:

	Third Quarter 2002	Third Quarter 2001	Year End 2001
	(in millions)
Total Debt	$8,622	$8,669	$8,830
Mark-to-market adjustments	(119)	(7)	18
Investments in debt securities	(67)	(68)	(68)
Prefunded employee benefits (VEBA)	(1)	—	(270)

Net Total Debt	$8,435	$8,594	$8,510

Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. Some of these covenants are based on EBITDA, which we define as earnings before interest, taxes, depreciation, amortization, LIFO, extraordinary losses, and one-time items. The ability to generate EBITDA at levels sufficient to satisfy the requirements of these agreements is a key measure of our financial strength. We do not intend to present EBITDA as an alternative to any generally accepted accounting principle measure of performance. Rather, we believe the presentation of EBITDA is important for understanding our performance compared to our debt covenants. The calculation of EBITDA is based on the definition contained in our bank credit facilities. This may be a different definition than other companies use. We were in compliance with all EBITDA-based bank credit facilities and indenture covenants on November 9, 2002.

The following is a summary of the calculation of EBITDA for the third quarters of 2002 and 2001 and for the three-quarter periods then-ended.

	Third Quarter Ended		Three Quarters Ended
	November 9,	November 10,	November 9,	November 10,
	2002	2001	2002	2001
	(in millions)		(in millions)
Earnings before tax expense, extraordinary loss and the cumulative effect of an accounting change	$408	$223	$1,454	$1,140
Interest	134	149	460	506
Depreciation	249	227	820	736
Goodwill amortization	—	27	—	84
LIFO charge	—	7	12	27
Merger-related costs	—	1	1	5
One-time items included in merchandise costs	—	2	—	7
One-time items included in operating, general and administrative expenses	13	107	12	126
Asset impairment charges	—	91	––	91
Restructuring charges and related items	—	—	15	—
EBITDA	$804	$834	$2,774	$2,722

Cash Flow

We generated $2.37 billion of cash from operating activities during the first three quarters of 2002 compared to $2.35 billion during the same period of 2001. Cash flow from operating activities increased slightly in 2002 due to increased earnings and decreased working capital.

Investing activities used $1.47 billion of cash during the first three quarters of 2002 compared to $1.57 billion in 2001. This decrease in the use of cash was due to decreased capital spending, excluding acquisitions.

Financing activities used $925 million of cash in the first three quarters of 2002 compared to $805 million in 2001. This increase in the use of cash was due primarily to a reduction in the issuance of debt.

CAPITAL EXPENDITURES

Capital expenditures excluding acquisitions totaled $414 million for the third quarter of 2002 compared to $388 million for the third quarter of 2001. Including acquisitions, capital expenditures totaled $414 million and $393 million in the third quarters of 2002 and 2001, respectively. Year-to-date, capital expenditures including acquisitions totaled $1.6 billion in both 2002 and 2001. Excluding acquisitions, year-to-date capital expenditures totaled $1.4 billion in 2002 and $1.5 billion in 2001. Year-to-date expenditures in 2002 include the first quarter purchase of $192 million of assets previously financed under a synthetic lease.

During the third quarter of 2002, we opened, acquired, expanded or relocated 29 food stores versus 33 food store openings during the same period of 2001. We had 6 operational closings and completed 40 within the wall remodels. Square footage increased 4.3% versus the third quarter of 2001.

OTHER ISSUES

As of November 9, 2002, we had $50 million remaining under Kroger’s $1 billion stock repurchase program authorized in March of 2001. We completed this program on December 9, 2002. Effective December 10, 2002, Kroger’s Board of Directors authorized a new stock repurchase program totaling $500 million. The timing of the repurchases will vary according to market conditions and Kroger’s free cash flow.

On December 12, 2002, Kroger’s Board of Directors Compensation Committee approved a general grant of approximately 3.8 million employee stock options to management and support employees and approximately 3.9 million options to executives including senior officers and division presidents. This grant was intended to replace an expected grant in May of 2003 and was accelerated to secure the continued alignment of employee interests with those of the shareholders as the Strategic Growth Plan is implemented. The Committee also made awards of restricted stock to senior officers and division presidents in recognition of their contributions and to assist in their retention. The restrictions on these restricted stock awards will lapse after three years, assuming the recipients’ continued employment with Kroger during that period.

We indirectly own a 50% interest in the Santee Dairy (“Santee”) and have a product supply arrangement with Santee that requires us to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became excess capacity and a duplicate facility. The joint venture is managed independently and has a board composed of an equal number of members from each partner, plus one independent member. When there is a split vote, this member generally votes with the other partner. The other partner has filed suit against Kroger claiming, among other things, that Kroger is obligated to purchase all of the requirements of fluid milk for its Ralph’s and Food 4 Less divisions from Santee as opposed to minimum gallons.

In fiscal 2003, major UFCW contracts will expire in: Toledo, Ohio; Peoria, Illinois; Portland, Oregon; Memphis, Tennessee; Charleston, South Carolina; Indianapolis, Indiana; Arizona and Southern California. We also have several other smaller contracts that will expire in 2003. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. We cannot be certain that agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material effect on the results of our operations.

Emerging Issues Task Force (EITF) Issue Nos. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future,” and 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor’s Products),” became effective for Kroger on February 3, 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. The adoption of these issues did not have a material effect on our financial statements.

EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received,” was proposed in September of 2002. This proposed issue addresses the appropriate accounting, by a retailer, for cash consideration received from a vendor. Although a consensus has not yet been reached on this proposal, we are analyzing the effect this issue would have on our financial statements.

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

The fair value of the jewelry store division was subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill. As a result of this analysis, we determined that the jewelry store division goodwill was entirely impaired. Impairment primarily resulted from the recent operating performance of the division and review of the division’s projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. Accordingly, we recorded a $16 million charge, net of a $10 million tax benefit, as a cumulative effect of an accounting change in the first quarter of 2002. Kroger’s annual impairment test will be performed in the fourth quarter of 2002.

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

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued by the FASB in April 2002. SFAS No. 145 becomes effective for Kroger on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. We currently are analyzing the effect this standard will have on our financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued by the FASB in June of 2002. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We currently are analyzing the effect this standard will have on its financial statements.

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

•
On December 11, 2001, we outlined a Strategic Growth Plan (“Plan”) to support additional investment in core business to grow sales and increase market share. The Plan has three key elements: reduction of operating, general and administrative expenses, centralization and increased coordination of merchandising and procurement activities, and targeted retail price reductions. As of November 9, 2002, we had reduced costs by approximately $241 million. We have eliminated approximately 1,500 managerial and clerical positions targeted for reduction under the Plan. We also have merged the Nashville division office and distribution center into the Atlanta and Mid-South divisions. Our identical food store sales, including supermarket fuel centers, increased 0.6% and 0.8% in the first and second quarters of 2002, respectively, but decreased 0.6% in the third quarter of 2002.

We expect to exceed our original goal of $500 million in cost reductions by the end of fiscal 2003. Due to a combination of the weak economy, rising unemployment, product cost deflation, continue aggressive competition and anticipated substantial increases in health care and pension costs, we estimate that earnings-per-share, before one-time items, for 2003 will be equal to 2002, and that our identical food store sales growth in 2003 will be lower than the 2% - 3% growth targeted in the Plan. At this time, we are not providing sales or earnings guidance beyond fiscal 2003.

As of November 9, 2002, restructuring costs related to the Plan totaled approximately $52 million. These charges related primarily to severance agreements, distribution center consolidation and conversion costs. We believe there will not be any additional expenses associated with the Plan. The cumulative total of restructuring charges is below our original estimate of $85 million to $100 million.

•
We expect to reduce net operating working capital as compared to the third quarter of 1999 by a total of $500 million by the end of the third quarter 2004. Our ability to achieve this reduction will depend on results of our programs to improve net operating working capital management. We calculate net operating working capital as detailed in the table below. As of the end of the third quarter 2002, net operating working capital decreased $52 million compared to the third quarter of 2001 and decreased $96 million compared to the third quarter of 1999. A calculation of net operating working capital, based on our definition, for the third quarters of 2002, 2001 and 1999 is shown below.

	Third Quarter 2002	Third Quarter 2001	Third Quarter 1999
	(in millions)
Cash	$137	$143	$283
Receivables	678	685	633
FIFO inventory	4,989	4,910	4,632
Operating prepaid and other assets	201	207	200
Accounts payable	(3,616)	(3,447)	(3,222)
Operating accrued liabilities	(1,895)	(1,953)	(1,937)
Prepaid VEBA	(1)	––	––

Net operating working capital	$493	$545	$589

•
We obtain sales growth from new square footage, as well as from increased productivity from existing locations. We expect full year 2002 square footage to grow 3.5% to 4.5%, including acquisitions. For 2003, we expect full year square footage to grow 2.5% to 3%, excluding acquisitions. We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, natural food markets, supermarket fuel centers, seafood shops, floral shops, and bakeries. We believe the combination store format will allow us to withstand continued competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants.

•
During the past four quarters, we generated free cash flow of $1.1 billion, after capital investments of $1.7 billion (excluding $256 million of assets purchased during the first quarter of 2002 and the fourth quarter of 2001 which were previously financed under a synthetic lease). We expect fiscal 2002 free cash flow to total approximately $900 million (excluding the purchases of assets previously financed under a synthetic lease) an increase from our previous guidance of $650 million to $750 million. The increase is the result of reduced capital investments. We define free cash flow as a rolling four quarters total of earnings before interest, taxes, depreciation, amortization and one-time items (“EBITDA”), less capital expenditures (excluding the purchases of assets previously financed under a synthetic lease), less cash paid for interest and taxes, plus improvement in net operating working capital. This may be a different definition than other companies use.

•
Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis on self-development and ownership of real estate, and on logistics and technology improvements. The continued capital spending in technology focusing on improved store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, should reduce merchandising and operating costs as a percent of sales. For fiscal 2002, we expect capital spending to be approximately $1.9 billion. This estimate includes acquisitions but excludes the first quarter 2002 purchase of assets previously financed under a synthetic lease. For fiscal 2003, we expect capital spending to be approximately $2 billion, excluding acquisitions and purchases of assets currently financed under a synthetic lease. We intend to use the combination of free cash flow from operations, including reductions in working capital, and borrowings under credit facilities to finance capital expenditure requirements. If determined preferable, we may fund capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity.

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

This analysis contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected sales and earnings per share (“EPS”); working capital reduction; a decline in our net total debt-to-EBITDA ratio; reductions in operating, general and administrative expense (“O,G&A”); changes in cash flow; increases in health care and pension costs; and our Strategic Growth Plan; and are indicated by words or phrases such as “comfortable,” “committed,” “expects,” “estimates,” “goal,” “target,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

•
Our ability to achieve sales and EPS goals will be affected primarily by: industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors; our response to these actions; the state of the economy, including the deflationary trends in certain commodities; stock repurchases and the success of our Strategic Growth Plan (“Plan”) announced in December of 2001.

•
In addition to the factors identified above, our identical store sales growth could be affected by increases in Kroger private-label sales as well as the impact of “sister stores.” Kroger’s EPS growth goals could be affected by: recessionary trends in the economy; our ability to achieve the cost reductions that we have identified, including those to reduce shrink and O,G&A; continued increases in health care, pension and credit card fees; and the success of our capital investments.

•
We participate in various multi-employer pension plans for substantially all union employees. Generally, benefits are based on a fixed amount for each year of service. Kroger is required to make contributions to these plans in amounts established under collective bargaining agreements. A decline in the value of assets held by these plans, caused by performance of the markets in recent years, is likely to create pressure on Kroger through collective bargaining to increase contributions. Moreover, if we were to exit certain markets, we may be required to pay a withdrawal liability if the plans were under-funded at the time of withdrawal. However, we are unable to determine this amount at this time.

•
Our efforts to meet our working capital reduction targets could be adversely affected by: increases in product costs; newly opened or consolidated distribution centers; our ability to obtain sales growth from new square footage; competitive activity in the markets in which we operate; changes in our product mix; and changes in laws and regulations.

•
Our ability to reduce our net total debt-to-EBITDA ratio could be adversely affected by: our ability to generate sales growth and free cash flow; interest rate fluctuations and other changes in capital market conditions; Kroger’s stock repurchase activity; unexpected increases in the cost of capital expenditures; acquisitions; and other factors.

•
The results of our Plan and our ability to generate free cash flow to the extent expected could be adversely affected if any of the factors identified above negatively impacts our operations, or if any of our underlying strategies, including those to reduce shrink and O,G&A and to increase productivity, are not achieved. In addition, the timing of the execution of the Plan could adversely impact our EPS and sales results.

•	We expect the change in O,G&A will be affected by increased costs, such as health care and pension.

•	Consolidation in the food industry is likely to continue and the effects on our business, favorable or unfavorable, cannot be foreseen.

•
The results of our Strategic Growth Plan, including the amount and timing of cost savings expected, could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional retailers; our response actions; the state of the economy, including deflationary trends in certain commodities; recessionary times in the economy; our ability to achieve the cost reductions that we have identified, including those to reduce shrink and operating, general and administrative expense; increases in health care, pension and credit card fees; and the success of our capital investments.

•	The amount and timing of future merger-related and other one-time costs could be adversely affected by our ability to convert remaining systems as planned and on budget.

•
The cost associated with implementation of our Strategic Growth Plan, as well as the amount and timing of our expected cost reductions, could be affected by a worsening economy; increased competitive pressures; and an inability on our part to implement the Strategic Growth Plan when expected.

•
In fiscal 2003, major UFCW contracts will expire in: Toledo, Ohio; Peoria, Illinois; Portland, Oregon; Memphis, Tennessee; Charleston, South Carolina; Indianapolis, Indiana; Arizona and Southern California. We also have several other smaller contracts that will expire in 2003. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. We cannot be certain that agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material effect on the results of our operations.

•
Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or remaining terms of leases. Use of the straight-line method of depreciation creates a risk that future assets write-offs or potential impairment charges related to store closings would be larger than if an accelerated method of depreciation was followed.

•
A decline in the generation of sufficient cash flows to support capital expansion plans, share repurchase programs and general operating activities could cause our growth to slow significantly and may cause us to miss our earnings per share growth targets, because we obtain some of our sales growth from new square footage.

•
The grocery retailing industry continues to experience fierce competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, and drug stores. Our continued success is dependent upon our ability to compete in this industry and continue to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our share of sales and net income.

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

•
Our capital expenditures could fall outside of the expected range if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, or if our logistics and technology projects are not completed in the time frame expected or on budget.

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

We cannot fully foresee the effects of the general economic downturn on Kroger’s business. We have assumed the economic situation and competitive situations will not change significantly for the remainder of 2002 and 2003.

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

ITEM 4.    Controls and Procedures.

As of December 18, 2002, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of December 18, 2002.

There have been no significant changes in Kroger’s internal controls or in other factors that could significantly affect these controls subsequent to December 18, 2002.

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

EXHIBIT 99.1 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

(b)
The Company disclosed and filed an announcement of second quarter 2002 earnings results in its Current Report on Form 8-K dated September 17, 2002; a disclosure that the Company’s Quarterly Report on Form 10-Q for the quarter ended August 17, 2002, filed with the SEC on September 30, 2002, was accompanied by CEO and CFO certifications with respect thereto, in its Current Report on Form 8-K dated September 30, 2002; and a disclosure of a comment made by a Company spokesperson related to the Company’s labor agreements and the required future pension contributions in its Current Report on Form 8-K dated October 11, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated:	December 20, 2002	By:	/s/ Joseph A. Pichler
Joseph A. Pichler Chairman of the Board and Chief Executive Officer

Dated:	December 20, 2002	By:	/s/ J. Michael Schlotman
J. Michael Schlotman Group Vice President and Chief Financial Officer

CERTIFICATIONS

I, Joseph A. Pichler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Kroger Co.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

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