Form 10-K
period 2003-02-01
KROGER CO
filed 2003-05-02
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended February 1, 2003.

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

Registrant’s telephone number, including area code (513) 762-4000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $1 par value	New York Stock Exchange
754,502,962 shares outstanding on April 23, 2003

Securities registered pursuant to section 12(g) of the Act:

NONE

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K.    ☐

Indicate by a check mark whether the registrant is an accelerated file (as defined in Exchange Act Rule 126-2).     Yes  ☒    No.  ☐

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of March 10, 2003: $9,151,195,252.

Documents Incorporated by Reference:

Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before June 1, 2003, incorporated by reference into Parts II and III of Form 10-K.

PART I

ITEM 1. BUSINESS

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902. As of February 1, 2003, the Company was one of the largest grocery retailers in the United States based on annual sales. The Company also manufactures and processes food for sale by its supermarkets. The Company employs approximately 290,000 full and part-time employees. The principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202 and its telephone number is (513) 762-4000. The Company maintains a web site (www.Kroger.com) which includes additional information about the Company. We make available through our web site, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, including amendments thereto. These forms are available as soon as reasonably practicable after we file them electronically with the SEC.

As of February 1, 2003 the Company, directly or through subsidiaries, operated 2,488 supermarkets, approximately 30% of which were owned. As of February 1, 2003, 376 of these supermarkets had fuel centers. The Company’s current growth strategy emphasizes self-development and ownership of store real estate. Supermarkets generally are operated under one of the Company’s three formats: combination food and drug stores (“combo stores”); multi-department stores; or price impact warehouse stores. The combo stores are the Company’s primary food store format. They are able to earn a return above the Company’s cost of capital by typically drawing customers from a 2 – 2 ½ mile radius. The Company believes this format is successful because the stores are large enough to offer the specialty departments that customers desire for one-stop shopping, including “whole health” sections, pharmacies, general merchandise, pet centers and world class perishables such as fresh seafood and organic produce. The Company operates stores under several banners that have strong local ties and brand equity.

In addition to supermarkets, the Company, directly or through subsidiaries, operated 784 convenience stores and 441 fine jewelry stores. Our subsidiaries operated 687 of the convenience stores while 97 were operated through franchise agreements. Approximately 40% of the convenience stores operated by our subsidiaries were owned. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline.

The Company intends to develop new food and convenience store locations and will continue to assess existing stores as to possible replacement, remodeling, enlarging, or closing.

MERCHANDISING AND MANUFACTURING

Corporate brand products play an important role in the Company’s merchandising strategy. Supermarket divisions typically stock approximately 7,800 private label items. The Company’s corporate brand products are produced and sold in three quality “tiers.” Private Selection is the premium quality brand designed to meet or beat the “gourmet” or “upscale” national or regional brands. The “banner brand” (Kroger, Ralphs, King Soopers, etc.), which represents the majority of our private label items, is designed to be equal to or better than the national brand and carries the “Try It, Like It, or Get the National Brand Free” guarantee. FMV (For Maximum Value) is the value brand, designed to deliver good quality at a very affordable price.

Approximately 55% of the corporate brand units sold are produced in the Company’s manufacturing plants; the remaining corporate brand items are produced to strict Company specifications by outside manufacturers. Management performs a “make or buy” analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of February 1, 2003, the Company operated 41 manufacturing plants. These plants consisted of 15 dairies, 11 deli or bakery plants, five grocery product plants, two ice cream plants, three beverage plants, three meat plants and two cheese plants.

SEGMENTS

The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores in the Midwest, South and West. The Company’s retail operations, which represent approximately 99% of consolidated sales, are its only reportable segment. All of the Company’s operations are domestic.

ITEM 2. PROPERTIES

As of February 1, 2003, the Company operated more than 3,000 owned or leased supermarkets, convenience stores, distribution warehouses, and food processing facilities through divisions, marketing areas, subsidiaries or affiliates. These facilities are located principally in the Southern, Midwestern, and Western portions of the United States. A majority of the properties used to conduct the Company’s business are leased.

The Company generally owns store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment. The total cost of the Company’s owned assets and capitalized leases at February 1, 2003 was $17,429 million while the accumulated depreciation was $6,881 million.

Leased premises generally have base terms ranging from 10 to 20 years with renewal options for additional periods. Some options provide the right to purchase the property after conclusion of the lease term. Store rentals are normally payable monthly at a stated amount or at a guaranteed minimum amount plus a percentage of sales over a stated dollar volume. Rentals for the distribution, processing and miscellaneous facilities generally are payable monthly at stated amounts. For additional information on leased premises, see Note 12 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust and civil rights laws. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of these claims and lawsuits, nor their likelihood of success, the Company is of the opinion that any resulting liability will not have a material adverse effect on the Company’s financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE RANGE

	2002		2001
Quarter	High	Low	High	Low
1st	$23.81	$20.25	$25.85	$21.16
2nd	$23.05	$17.53	$27.03	$23.10
3rd	$20.75	$11.00	$27.66	$22.70
4th	$16.60	$13.08	$25.94	$19.60

Main trading market—New York Stock Exchange (Symbol KR)

Number of shareowners at year-end 2002: 53,082

Number of shareowners of record at April 23, 2003: 52,920

Determined by number of shareholders of record

The Company has not paid dividends on its Common Stock for the past three fiscal years. Under the Company’s previous Credit Agreement dated May 23, 2001, the Company was prohibited from paying cash dividends. On May 22, 2002, the Company entered into a new Credit Agreement, at which time the restriction on payment of cash dividends was eliminated. However, no cash dividends were declared in fiscal 2002.

The information regarding shares outstanding and available for issuance under the Company’s existing stock option plans is incorporated by reference to Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended
	February 1, 2003 (52 weeks)	February 2, 2002 (52 weeks)		February 3, 2001 (53 weeks)		January 29, 2000 (52 weeks)	January 2, 1999 (53 weeks)
	(In millions, except per share amounts)
Sales	$51,760	$50,098		$49,000		$45,352	$43,082
Gross profit	13,950	13,700		13,196		12,036	11,019
Earnings before extraordinary loss and cumulative effect of accounting change	1,233	1,043		880		623	504
Extraordinary loss (A)	(12)	—		(3)		(10)	(257)
Cumulative effect of accounting change (B)	(16)	—		—		—	—
Net earnings	1,205	1,043		877		613	247
Diluted earnings per share:
Earnings before extraordinary loss	1.56	1.26		1.04		0.73	0.59
Extraordinary loss (A)	(0.02)	—		—		(0.01)	(0.30)
Cumulative effect of accounting change (B)	(0.02)	—		—		—	—
Net earnings	1.52	1.26		1.04		0.72	0.29
Total assets	20,102	19,069		18,179		17,846	16,604
Long-term obligations, including obligations under capital leases	10,644	10,082		9,708		9,848	9,307
Shareowners’ equity	3,850	3,502		3,089		2,678	1,927
Cash dividends per common share	—	(C	)	(C	)	(C )	(C )

(A)	Amounts are net of tax. The losses related to premiums paid to retire early certain indebtedness and the write-off of related deferred financing costs.
(B)	Amounts are net of tax. Refer to Notes 6 and 20 to the Consolidated Financial Statements.
(C)	During the fiscal years ended February 2, 2002, and prior, the Company was prohibited from paying cash dividends under the terms of its previous Credit Agreement. On May 22, 2002, the Company entered into a new Credit Agreement, at which time the restriction on payment of cash dividends was eliminated. However, no cash dividends were declared in fiscal 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for 2002 compared to 2001 and 2001 compared to 2000. However, 2002 results are not directly comparable to 2001 results and 2001 results are not directly comparable to 2000 results due to a 53-week year in 2000 and the effects of acquisitions in all years presented.

Sales

Total sales were $51.8 billion, $50.1 billion and $49.0 billion, for 2002, 2001 and 2000, respectively. These sales represented annual increases of 3.3% in 2002 and 2.2% in 2001. Excluding $919 million of sales to adjust for the estimated effect of a 53rd week of sales in 2000, the annual increase in 2001 would have been 4.2%.

Total food store sales were $49.3 billion, $47.7 billion, and $46.5 billion, for 2002, 2001 and 2000, respectively. Fiscal 2000 results include approximately $877 million of sales from a 53rd week in 2000. The differences between total sales and total food store sales primarily related to sales at our convenience store and jewelry store divisions, as well as to sales by our manufacturing plants to outside firms.

We define a food store as an identical store in the quarter after the store has been in operation and has not been expanded or relocated for four full quarters. Identical food store sales, as used to calculate each respective year’s percent change in identical food store sales, were $46.0 billion and $44.3 billion for 2002 and 2001, respectively. Identical food store sales were flat in 2002 compared to 2001 and increased 0.9% in 2001 over 2000. We define a food store as a comparable store in the quarter after the store has been in operation for four full quarters including expansions and relocations. Comparable food store sales, as used to calculate each respective year’s percent change in comparable food store sales, were $47.4 billion and $45.7 billion for 2002 and 2001, respectively. Comparable food store sales increased 0.8% in 2002 over 2001 and increased 1.5% in 2001 over 2000. Identical and comparable food store sales exclude the estimated effect of a 53rd week of sales in 2000. The differences between total food store sales, adjusted for the 53rd week in 2000, and identical food store sales were primarily due to the increases in food store square footage as discussed below in “Capital Expenditures.”

The increase in the percent of total sales attributable to sales at supermarket fuel centers has significantly impacted our results. At the end of 2002, we operated 376 supermarket fuel centers compared to 227 and 77 supermarket fuel centers at the end of 2001 and 2000, respectively. Excluding sales at supermarket fuel centers, identical food store sales decreased 0.7% in 2002 compared to 2001 and increased 0.4% in 2001 over 2000. On the same basis, comparable food store sales were flat in 2002 compared to 2001 and increased 0.9% in 2001 over 2000.

Our sales in 2002 were also affected by deflation in various commodity groups, the weak economy, war fears, increased competition and the results of our Strategic Growth Plan (“Plan”). The estimated impact of inflation and deflation is described below in “Impact of Inflation.” We believe the effects of the weak economy and increased competition partially offset the benefits from Kroger’s price reductions associated with the Plan in 2002.

Gross Profit

Our gross profit rates were 26.95%, 27.35% and 26.93% in 2002, 2001 and 2000, respectively. We recorded a Last-In, First-Out (“LIFO”) credit of $50 million in 2002 compared to a LIFO charge of $23 million in 2001 and a LIFO credit of $6 million in 2000. Excluding these LIFO credits and charges, our gross profit rates were 26.85%, 27.39% and 26.92% in 2002, 2001 and 2000, respectively. These rates reflect our investment in lower retail prices as part of the Plan in 2002. The effect of our investment in the Plan was partially offset by decreases in product costs due to consolidated purchasing activities. The increase in our gross profit rate in 2001 versus 2000 partially resulted from similar decreases in product costs. Improved private label sales and manufacturing plant results also increased our gross profit rates in both 2002 and 2001. The increase in the percent of total sales from supermarket fuel centers in 2002 versus 2001 reduced the gross profit rate by approximately 17 basis points in 2002 versus 2001 and by approximately 15 basis points in 2001 versus 2000. Supermarket fuel center sales have a negative impact on our overall gross profit rate due to the relatively low gross profit rate on fuel sales. Some significant items recorded as merchandise costs in 2002, 2001 and 2000, further affected our gross profit rates. These items are described below in “Significant Items.”

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses, which consist primarily of employee related costs such as wages, health care benefit costs and retirement plan costs, as a percent of sales were 18.58%, 18.93% and 18.68% in 2002, 2001 and 2000, respectively. The increase in the percent of total sales from supermarket fuel centers in 2002 versus 2001 reduced our overall OG&A expense rate by approximately 11 points in 2002 versus 2001 and by approximately 10 basis points in 2001 versus 2000. Supermarket fuel center sales have a positive impact on our overall OG&A expense rate due to the relatively low overhead costs associated with fuel sales. A portion of the decrease in our OG&A expense rate in 2002 versus 2001 was due to the successful cost reduction and productivity initiatives associated with the Strategic Growth Plan that we announced in December 2001. Our OG&A rates declined in 2002 despite increases in our health care benefit costs, pension costs and credit card fees. Health care benefits costs, pension costs and credit card fees, as a percent of sales, increased approximately 15 basis points, nine basis points and five basis points, respectively, in 2002 versus 2001. The increase in our OG&A rate in 2001 versus 2000 was also due to higher health care benefit costs and credit card fees. Additionally, utility costs increased as a percent of sales in 2001 versus 2000. Some significant items recorded as operating, general and administrative expense in 2002, 2001 and 2000 further affected our rates. These items are described below in “Significant Items.”

Rent Expense

Rent expense, as a percent of sales, was 1.27%, 1.30% and 1.32% in 2002, 2001 and 2000, respectively. The decreases in these rates reflect the emphasis our current growth strategy places on ownership of real estate.

Depreciation Expense

Depreciation expense totaled $1,087 million, $973 million and $907 million in 2002, 2001 and 2000, respectively. The increases in depreciation expense primarily were due to Kroger’s capital investment program and the emphasis on ownership of real estate.

Goodwill Amortization

In 2001 and 2000, goodwill amortization expense totaled $103 million and $101 million, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, which became effective for Kroger on February 3, 2002, goodwill was not amortized in 2002. Refer to “Critical Accounting Policies” for a discussion of Kroger’s annual evaluation of the carrying amount of goodwill.

Interest Expense

Net interest expense totaled $600 million, $648 million and $675 million in 2002, 2001 and 2000, respectively. These decreases resulted from lower interest rates on our floating-rate debt in 2002 versus 2001 and in 2001 versus 2000. Net interest expense also decreased in 2002 due to an overall reduction of outstanding debt in 2002 versus 2001.

Income Taxes

Our effective income tax rate was 37.5%, 39.1% and 41.6% in 2002, 2001 and 2000. The effective income tax rates differ from the expected statutory rate primarily because of the effect of state taxes. The effective rate for 2002 also differs from the effective rate for 2001 and 2000 due to the elimination of the amortization of goodwill in 2002. The effective rate for 2000 was also affected by the write-off of non-deductible goodwill in 2000.

Net Earnings

Net earnings totaled $1.2 billion, or $1.52 per diluted share, in 2002. These results represent an increase of approximately 20.6% over net earnings of $1.26 per diluted share for 2001. As described above, goodwill amortization expense totaled $103 million, pre-tax, in 2001, but goodwill was not amortized in 2002. Adjusting 2001 results to eliminate the amortization of goodwill and its tax effect, as illustrated in Note 6 to the Consolidated Financial Statements, net earnings would have been $1.37 per diluted share, in 2001. On this basis, net earnings of $1.52 per diluted share for 2002 represent an increase of approximately 10.9% over net earnings of $1.37 per diluted share for 2001.

Net earnings of $1.26 per diluted share for 2001 represent an increase of approximately 21.2% over net earnings of $1.04 per diluted share for 2000. Adjusting results in both years to eliminate the amortization of goodwill and its tax effect, as illustrated in Note 6 to the Consolidated Financial Statements, net earnings would have been $1.37 per diluted share in 2001, an increase of 19.1% over net earnings of $1.15 per diluted share in 2000.

SIGNIFICANT ITEMS

The following table summarizes items that significantly affected Kroger’s financial results during 2002, 2001 and 2000. These items include asset impairment charges, restructuring charges, merger-related costs and the cumulative effect of an accounting change, all of which are shown separately in the Consolidated Statements of Earnings. The items also include other charges and credits that were recorded as components of merchandise costs and operating, general and administrative expense. The items totaled $87 million, $174 million and $250 million of net, after-tax expense in 2002, 2001 and 2000, respectively.

	2002	2001	2000
	(In millions except per share amounts)
Significant items in merchandise costs
Costs related to mergers	$2	$12	$37
Item-cost conversion	91	—	—
Adoption of EITF Issue No. 02-16	28	—	—
Adoption of EITF Issue No. 02-16—LIFO effect	(28)	—	—

Total in merchandise costs	93	12	37
Significant items in operating, general and administrative expense
Costs related to mergers	22	37	41
Lease liabilities—store closing plans	—	20	67
Excess energy purchase commitments	(19)	83	—

Total in operating, general and administrative expense	3	140	108
Asset impairment charges	—	91	191
Restructuring charges	15	37	—
Merger-related costs	1	4	15

Total pre-tax effect of significant items	112	284	351
Income tax benefit (1)	(41)	(110)	(101)

After-tax effect of significant items	71	174	250
Cumulative effect of an accounting change, net of tax	16	—	—

Total after-tax expense	$87	$174	$250

Diluted shares	791	825	846
Approximate diluted per share effect	$0.11	$0.21	$0.30

(1)	Income tax benefits are affected by the non-deductibility of certain items.

Significant Items In Merchandise Costs and In Operating, General and Administrative Expense

Costs related to mergers

Costs related to mergers included expenses recognized as a consequence of the continued integration of the Company’s divisions. Integration primarily resulted from the Company’s merger with Fred Meyer. These expenses primarily related to severance agreements, enterprise system and banner conversions, and inventory write-downs.

Item-cost conversion

In 1998, prior to the merger with Fred Meyer, we changed our application of the LIFO method of accounting for certain store inventories from the retail method to the item-cost method. The change improved the accuracy of product cost calculations by eliminating the averaging and estimation inherent in the retail method.

During the fourth quarter of 2002, we adopted the item-cost method for the former Fred Meyer divisions. The cumulative effect of this change on periods prior to February 3, 2002, cannot be determined. The effect of the change on the February 3, 2002 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in restated results for the quarter ended May 25, 2002. This change increased merchandise costs by $91 million and reduced net earnings by $57 million. We did not calculate the pro forma effect on prior periods because cost information for these periods was not determinable. The item-cost method did not have a material effect on earnings subsequent to its adoption on February 3, 2002.

Adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16

As described below in “Recently Issued Accounting Standards,” we adopted EITF Issue No. 02-16 during the fourth quarter of 2002. This issue addresses the method by which retailers account for vendor allowances. As a result, we recorded a pre-tax charge of $28 million. This expense was offset by a corresponding pre-tax LIFO credit of $28 million.

Lease liabilities—store closing plans

In 2001 and 2000, we recorded pre-tax expenses of $20 million and $67 million, respectively, for the present value of lease liabilities related to store closings. Sales at stores considered in these charges totaled $186 million, $236 million and $377 million in 2002, 2001 and 2000, respectively. Net operating income or loss from these stores cannot be determined on a separately identifiable basis. These liabilities were the result of two distinct, formalized plans that coordinated the closings of several locations over relatively short periods of time. The liabilities pertained primarily to stores acquired in the Fred Meyer merger, or to stores operated prior to the merger that were in close proximity to stores acquired in the merger, that were identified as under-performing stores. Therefore, liabilities were recorded for the anticipated closings of the stores. Due to the on-going consolidation in our industry, certain stores remained open to determine if performance could be improved. Final determination regarding these stores will be made in the first quarter of fiscal 2003. Refer to Note 5 to the Consolidated Financial Statements for additional details of these liabilities.

Excess energy purchase commitments

During the third quarter of 2001, we recorded a pre-tax charge of $81 million to accrue liabilities for the estimated fair value of energy purchase commitments that provided for supplies in excess of our expected demand for electricity. SFAS No. 133 requires the excess commitments to be marked to fair value through current-period earnings each quarter. In 2002, we recorded net pre-tax income of $19 million as a result of the market value adjustments of these excess commitments. Market value adjustments in the fourth quarter of 2001 resulted in a pre-tax charge of $2 million. Refer to Note 5 to the Consolidated Financial Statements and to our discussion of commodity price protection below in “Liquidity and Capital Resources” for additional details of these liabilities.

Asset Impairment Charges

During 2001 and 2000, we recorded pre-tax impairment charges of $91 million and $191 million, respectively. In 2000, we performed an impairment review due to new divisional leadership and updated profitability forecasts for 2000 and beyond. In 2001, we performed an impairment review due to recent investments by acquired companies in stores that did not perform as expected and updated profitability forecasts for 2002 and beyond. In both years, we identified impairment losses for assets to be disposed of and for assets to be held and used. In 2000, we also identified impairment losses for investments in former suppliers that have experienced financial difficulty and with whom supply arrangements have ceased. The 2001 charge related to locations that either had not opened, or had only recently opened, when the 2000 impairment charge was performed. As a result, estimates of future operating performance for these locations were not determined at that time. No asset impairment charges were recorded in 2002. Refer to Note 3 to the Consolidated Financial Statements for additional details of these charges.

Restructuring Charges

On December 11, 2001, we outlined our Strategic Growth Plan to support additional investment in core business to increase sales and market share. In the fourth quarter of 2001, we recorded a pre-tax restructuring charge of $37 million primarily for severance agreements associated with the Plan. Restructuring charges related to the Plan totaled $15 million, pre-tax, in 2002. The majority of the 2002 expenses related to severance agreements and distribution center consolidation and conversion costs. Refer to Note 4 to the Consolidated Financial Statements for additional details of these charges.

Merger-Related Costs

During 2002, 2001 and 2000, we recorded net, pre-tax expenses of $1 million, $4 million and $10 million, respectively, from the issuance of restricted stock and the related market value adjustments. The restrictions on these stock awards lapsed in 2002 based on the achievement of synergy goals established in connection with the Fred Meyer merger. Our merger-related costs in 2000 also included $5 million of severance expense. Refer to Note 2 to the Consolidated Financial Statements for additional details of these charges.

Cumulative Effect of an Accounting Change

As noted above in “Results of Operations,” we adopted SFAS No. 142 on February 3, 2002. The transitional impairment review required by SFAS No. 142 resulted in a $26 million pre-tax non-cash loss to write-off the jewelry store division goodwill based on its implied fair value. Impairment primarily resulted from the recent operating performance of the division and review of the division’s projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. This loss was recorded as a cumulative effect of an accounting change, net of a $10 million tax benefit, in the first quarter of 2002. For further details of this charge, refer to our discussion of SFAS No. 142 in “Recently Issued Accounting Standards.”

COMMON STOCK REPURCHASE PROGRAM

In December of 1999, we began a program to repurchase common stock to reduce dilution resulting from our employee stock option plans. This program is solely funded by proceeds from stock option exercises, including the tax benefit. In January of 2000, the Board of Directors (“Board”) authorized an additional repurchase of up to $100 million of common stock. On March 31, 2000, the Board authorized the repurchase of up to $750 million of Kroger common stock. This repurchase program replaced the $100 million program authorized in January of 2000. During fiscal 2000, we made open market purchases of approximately $43 million under the stock option program and $539 million under the $750 million program. On March 1, 2001, the Board authorized the repurchase of an incremental $1 billion of Kroger common stock. This repurchase program was in addition to the $750 million stock buyback authorized in 2000. During fiscal 2001, we made open market purchases of approximately $180 million under the stock option program and $209 million to complete the $750 million program. We also made open market purchases of $343 million under the $1 billion authorization. During fiscal 2002, we made open market purchases of approximately $657 million to complete the $1 billion program. Effective December 10, 2002, the Board authorized a new stock repurchase program totaling $500 million. We made open market purchases of $63 million under this plan in 2002. We also reacquired approximately $71 million under the stock option program in fiscal 2002. Purchases of stock under the Board approved repurchase programs are made when the expected return exceeds our cost of capital.

CAPITAL EXPENDITURES

Capital expenditures excluding acquisitions totaled $1.9 billion in 2002 compared to $1.9 billion in 2001 and $1.6 billion in 2000. Most amounts were used to construct new stores. Capital expenditures in 2002 included $192 million related to the purchase of assets previously financed under a synthetic lease. The table below shows our supermarket storing activity and our total food store square footage:

	2002	2001	2000
Beginning of year	2,418	2,354	2,288
Opened	62	59	59
Opened (relocation)	17	26	22
Acquired	37	34	45
Acquired (relocation)	8	1	1
Closed (operational)	(29)	(29)	(38)
Closed (relocation)	(25)	(27)	(23)

End of year	2,488	2,418	2,354

Total food store square footage (in millions)	136	130	124

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements.

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

Self-Insurance Costs

We primarily are self-insured for costs related to workers’ compensation and general liability claims. Liabilities are actuarially determined and are recognized based on claims filed and an estimate of claims incurred but not yet reported. The liabilities for workers’ compensation claims are accounted for on a present value basis. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. We are insured for covered costs in excess of these per claim limits.

The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities.

Impairments of Long-Lived Assets

We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether trigger events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores. If impairment is identified for long-lived assets to be held and used, we compare discounted future cash flows to the asset’s current carrying value. We record impairment when the carrying value exceeds the discounted cash flows. With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions. Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. Any reductions in the carrying value of assets resulting from the application of this policy are reflected in the Consolidated Statements of Earnings as “Asset impairment charges.”

Goodwill

We adopted SFAS No. 142 on February 3, 2002. Accordingly, goodwill is reviewed for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events. The reviews are performed at the operating division level. Generally, fair value represents a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a division for purposes of identifying potential impairment. If potential for impairment is identified, the fair value of a division is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill. Goodwill impairment is recognized for any excess of the carrying value of the division’s goodwill over the implied fair value. For details of the goodwill impairment reviews performed during 2002, refer to our discussion of SFAS No. 142 in “Recently Issued Accounting Standards.”

The annual impairment review requires the extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results.

Store Closing Costs

We provide for closed store liabilities relating to the present value of the estimated remaining noncancellable lease payments after the anticipated closing date, net of estimated subtenant income. We estimate the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed stores. The closed store lease liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years. For owned stores that we intend to sell, we actively market the stores to potential buyers. Owned stores held for disposal are reduced to their estimated net realizable value. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect estimated recoverable values. We estimate subtenant income, future cash flows and asset recovery values based on our experience and knowledge of the market in which the closed store is located, our previous efforts to dispose of similar assets and current economic conditions. However, the ultimate cost of the disposition of these leases and related assets is affected by current real estate markets, inflation rates, and general economic conditions.

Store closings generally are completed within one year after the decision to close. Adjustments to closed store liabilities primarily relate to changes in subtenant and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that the settlement is determined. Other costs related to individual operational store closings initiated by local divisional management, including costs to reduce the carrying value of property and equipment, are reflected in the Consolidated Statements of Earnings as “Operating, general and administrative” costs. Reductions in the carrying value of property and equipment related to stores closed in connection with a corporate-level strategic plan are reflected in the Consolidated Statements of Earnings as “Asset impairment charges” in accordance with our policy on impairments of long-lived assets. Inventory write-downs, if any, in connection with store closings, are classified in “Merchandise costs.” Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period.

As noted below in “Recently Issued Accounting Standards,” SFAS No. 146 became effective for exit or disposal activities initiated after December 31, 2002. All closed store liabilities related to exit or disposal activities initiated after December 31, 2002, have been and will continue to be accounted for accordingly.

Purchase Commitments

Occasionally, we enter into purchase commitments for various resources, including raw materials utilized in our manufacturing facilities and energy to be used in our stores, manufacturing facilities and administrative offices. Upon entering into these commitments, and on a quarterly basis thereafter, we evaluate our expectation to take delivery of and to utilize those resources in the conduct of our normal course of business. Those commitments for which we expect to utilize or take delivery in a reasonable amount of time in our normal course of business qualify as normal purchases and normal sales. For any commitments for which we do not expect to utilize or take delivery and, as a result, will require net settlement, the contracts are marked to fair value on a quarterly basis.

Benefit Plans

The determination of our obligation and expense for pension and other post-retirement benefits is dependent upon our selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in Note 18 to the Consolidated Financial Statements and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other post-retirement obligations and our future expense. Note 18 to the Consolidated Financial Statements discusses the impact of a 1% change in the assumed health care cost trend rate on other post-retirement benefit costs and the related liability.

The discount rate was lowered to 6.75% as of February 1, 2003, from 7.25% as of February 2, 2002. The 50 basis point reduction in the discount rate increased the pension projected benefit obligation as of February 1, 2003, by $104.3 million. In 2003, we expect that the annual pension expense will increase by $4.7 million as a result of this change.

We also reduced the compensation increase assumption to 3.50% as of February 1, 2003, from 3.75% as of February 2, 2002. The 25 basis point reduction in the compensation increase assumption reduced the pension projected benefit obligation as of February 1, 2003, by $11.9 million. In 2003, we expect that the annual pension expense will decrease by $1.6 million as a result of this change.

We intend to reduce the pension return assumption of 9.50% for 2002 to 8.50% for 2003. Our pension plan’s average annual return for the 10 fiscal years ending February 1, 2003, was 10.00%, net of all fees and expenses. We believe the reduction in the pension return assumption is appropriate because we do not expect that future returns will achieve the same level of performance as the historical average annual return. Beginning in fiscal 2003, we expect that the annual pension expense will increase by $14.0 million as a result of the reduction in expected return from 9.50% to 8.50%. In addition, we are adding an assumption for non-asset related expenses paid out of the trust. This assumption will add $4.0 million to the annual pension expense.

On February 18, 2003, we made a cash contribution of $100 million to our pension plans. Approximately 50% of this contribution was required minimum funding for 2002 that was not required to be funded until September of 2003. The remaining 50% of the contribution was discretionary.

We also participate in various multi-employer plans for substantially all union employees. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based upon a fixed amount for each year of service. A decline in the value of assets held by these plans, caused by performance of the investments in the financial markets in recent years, is likely to result in higher contributions to these plans and to create challenges in our collective bargaining. Moreover, if we exit markets, we may be required to pay a potential withdrawal liability if the plans were under-funded at the time of withdrawal. However, we are unable to determine the amount of potential liability at this time. Any adjustments will be recorded when it is probable that a liability exists and it is determined that markets will be exited.

Stock Option Plans

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plans. Accordingly, because the exercise price of the option granted equals the market value of the underlying stock on the option grant date, no stock-based compensation expense is included in net earnings, other than expenses related to restricted stock awards. Notes 1 and 14 to the Consolidated Financial Statements describe the effect on net earnings if compensation cost for all options had been determined based on the fair market value at the grant date for awards, consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Inventories

Inventories are stated at the lower of cost (principally on a LIFO basis) or market. In total, approximately 95% of inventories for 2002 and approximately 94% of inventories for 2001 were valued using the LIFO method. Cost for the balance of the inventories was determined using the first-in, first-out (“FIFO”) method. Replacement cost was higher than the carrying amount by $290 million at February 1, 2003, and by $340 million at February 2, 2002. As described above in “Significant Items,” we changed our application of the LIFO method of accounting for certain store inventories from the retail method to the item-cost method for the former Fred Meyer divisions during 2002.

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

Merchandise Costs, including Advertising, Warehousing and Transportation

In addition to the product costs, net of discounts and allowances; advertising costs; inbound freight charges; warehousing costs, including receiving and inspection costs; and transportation costs are included in the “Merchandise costs, including advertising, warehousing and transportation” line item of the Consolidated Statements of Earnings. Purchasing management salaries and administration costs are included in the “Operating, general, and administrative” line item along with most of our other managerial and administrative costs.

Warehousing and transportation costs include distribution center direct wages, repairs and maintenance, utilities, inbound freight and, where applicable, third party warehouse management fees, as well as transportation direct wages and repairs and maintenance. These costs are recognized in the periods the related expenses are incurred.

Advertising costs are recognized in the periods the related expenses are incurred.

Whenever possible, vendor rebates, credits and promotional allowances that relate to our buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs when the related merchandise is sold.

We believe the classification of costs included in merchandise costs could vary widely throughout our industry. Our approach is to include the direct, net costs of acquiring products and making them available to customers in our stores in the merchandise cost line item. We believe this approach most accurately presents the actual costs of products sold, and is consistent with recently issued accounting standards on the topic.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Cash from operations was $3.2 billion in 2002 compared to $2.3 billion in 2001 and $2.4 billion in 2000. The increase in 2002 over 2001 was due to an increase in earnings and a reduction of operating assets and liabilities. Increased earnings in 2001 were offset by increases in the use of cash for operating assets and liabilities.

Cash used by investing activities was $1.9 billion in 2002 compared to $1.9 billion in 2001 and $1.6 billion in 2000. The amount of cash used by investing activities in 2002 was approximately equal to the amount used in 2001 due to consistent capital spending in 2002 and 2001. Capital expenditures in 2002 included $192 million related to the purchase of assets previously financed under a synthetic lease. The increase in 2001 over 2000 was due to increased capital spending. During 2002, 2001, and 2000, our capital expenditures, excluding acquisitions, totaled $1,891 million, $1,913 million and $1,623 million, respectively. We spent $126 million for acquisitions during 2002 compared to $103 million during 2001 and $67 million in 2000. We opened, acquired, expanded, or relocated 151 food stores in 2002, 146 food stores in 2001 and 150 food stores in 2000. During those same periods, we remodeled 145, 99 and 115 food stores, respectively.

Cash used by financing activities was $1.3 billion in 2002 compared to $433 million in 2001 and $878 million in 2000. The increase in the use of cash in 2002 versus 2001 was due to a reduction of our outstanding debt and to an increase in our treasury stock purchases in 2002. The decrease in the use of cash in 2001 versus 2000 primarily was due to increased borrowings in 2001, offset by increased treasury stock purchases.

EBITDA

Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. Some of these covenants are based on EBITDA, which we historically defined as earnings before interest, taxes, depreciation, amortization, LIFO, extraordinary losses and one-time items. In prior years, we disclosed and discussed EBITDA accordingly, as we believed it was an important means by which to measure our liquidity or compliance with our debt covenants, and also a measure by which management monitored our operating results. Furthermore, that measure of EBITDA is used, in part, to determine incentive compensation.

On January 22, 2003, the SEC issued release No. 33-8176 that set forth new requirements relating to the disclosure of non-GAAP financial measures, as defined in the release. The release provides an exemption with respect to disclosures of EBIT and EBITDA when discussing charges or liabilities that require, or will require, cash settlement, provided that the amounts are reconciled to the most directly comparable GAAP financial measure. However, the definition of EBITDA we have historically used includes an adjustment for non-recurring, infrequent or unusual items (“one-time items”), and our description of this non-GAAP measure of liquidity could be considered confusingly similar to descriptions used for GAAP financial measures (and permitted non-GAAP financial measures such as EBIT or EBITDA). As a result, the definition of EBITDA we have historically used is prohibited by SEC release No. 33-8176.

We will continue to present EBITDA as we continue to believe it is an important means by which to measure our liquidity. However, any future presentation of EBITDA will be in accordance with SEC release No. 33-8176. We do not intend the presentation of EBITDA to be an alternative to any generally accepted accounting principle measure of performance or liquidity. The following table provides a reconciliation of EBITDA for the fiscal years of 2002, 2001 and 2000 consistent with release No. 33-8176:

	2002	2001	2000
	(In millions)
Net cash provided by operating activities	$3,183	$2,347	$2,359
Addback (subtract):
Net increase (decrease) in net operating assets and liabilities, net of effects of acquisitions of businesses	(306)	166	(43)
Net (increase) decrease in deferred income tax liabilities	(468)	(258)	(213)
EITF 02-16 adoption	(28)	—	—
Item-cost conversion	(91)	—	—
Asset impairment charges	—	(91)	(191)
Non cash merger-related costs	(1)	(4)	(10)
LIFO (charge) credit	50	(23)	6
Income tax expense	740	668	628
Interest expense	600	648	675
Other	(19)	(18)	(20)

EBITDA	$3,660	$3,435	$3,191

Refer to “Significant Items” for details of items that significantly affected Kroger’s financial results during 2002, 2001 and 2000.

Debt Management

Total debt, including both the current and long-term portions of capital leases, decreased $256 million to $8.6 billion as of year-end 2002 from $8.8 billion as of year-end 2001. Total debt increased $284 million as of year-end 2001 from $8.5 billion as of year-end 2000. The decrease in 2002 resulted from the use of cash flow from operations to reduce outstanding debt. The increase in 2001 was due to increases in capital spending, stock repurchase programs and operating assets and liabilities. We purchased a portion of the debt issued by the lenders of some of our structured financings in an effort to reduce our effective interest expense. We also prefunded employee benefit costs of $300 million at year-end 2002, $270 million at year-end 2001 and $208 million at year-end 2000. Additionally, the mark-to-market adjustments necessary to record fair value interest rate hedges of our fixed rate debt, pursuant to SFAS No. 133, increased the carrying value of our debt by $110 million as of year-end 2002 and reduced the carrying value of our debt by $18 million as of year-end 2001. If we exclude the debt incurred to make these purchases, which we classify as investments, and the prefunding of employee benefits, and also exclude the SFAS No. 133 mark-to-market adjustments, our net total debt would have been $8.1 billion as of year-end 2002, compared to $8.5 billion as of year-end 2001 and $8.3 billion as of year-end 2000. We believe net total debt is an important measure of our leverage due to the nature of the items described above. Therefore, we believe net total debt should be reviewed in addition to total debt. We do not intend the presentation of net total debt to be an alternative to total debt or to any generally accepted accounting principle measure of liquidity. A reconciliation of net total debt is illustrated below:

	Year End 2002	Year End 2001	Year End 2000
	(In millions)
Total Debt	$8,574	$8,830	$8,546
Mark-to-market adjustments	(110)	18	—
Investments in debt securities	(67)	(68)	(68)
Prefunded employee benefits (VEBA)	(300)	(270)	(208)

Net Total Debt	$8,097	$8,510	$8,270

Factors Affecting Liquidity

We currently borrow on a daily basis approximately $500 million to $700 million under our unrated commercial paper (“CP”) program. These borrowings are backed by our credit facilities, and reduce the amount we can borrow under the credit facilities. We have capacity available under our credit facilities to fund all CP amounts outstanding. If our credit rating declined below its current level of BBB-/Baa3, the ability to borrow under the CP program could be adversely affected for a period of time immediately following the reduction of our credit rating. This would require us to borrow additional funds under the credit facilities, under which we believe we have sufficient capacity. Borrowings under the credit facilities may be more costly than the money we borrow under our current CP program, depending on the current interest rate environment. However, in the event of a ratings decline, we do not anticipate that access to the CP markets currently available to us would be significantly limited for an extended period of time (i.e. in excess of 30 days).

Although our ability to borrow under the credit facilities is not affected by our credit rating, the interest cost on borrowings under the credit facilities would be affected not only by a decrease in our credit rating, but also by a failure to maintain the financial covenants contained in our credit agreements. We were in compliance with these financial covenants as of February 1, 2003.

The tables below illustrate our significant contractual obligations and other commercial commitments as of February 1, 2003 (in millions of dollars):

	2003	2004	2005	2006	2007	Thereafter	Total
Contractual Obligations
Long-term debt	$329	$291	$799	$540	$590	$5,505	$8,054
Capital lease obligations, net of interest	23	23	23	24	24	293	410
Operating lease obligations	776	744	702	653	596	4,596	8,067
Construction commitments	133	20	16	—	—	—	169
Unconditional purchase obligations	391	138	100	85	6	—	720

	$1,652	$1,216	$1,640	$1,302	$1,216	$10,394	$17,420

Other Commercial Commitments
Credit facilities (1)	$—	$—	$—	$—	$51	$—	$51
Standby letters of credit	206	67	—	—	—	—	273
Surety bonds	292	—	—	—	—	—	292
Guarantees	8	—	—	—	—	5	13
Synthetic lease	202	—	—	—	—	—	202

	$708	$67	$—	$—	$51	$5	$831

(1)	These borrowings also are included in the long-term debt contractual obligation amounts.

The construction commitments include capital to be expended for projects that were either under construction, or for which a lease had been signed, as of February 1, 2003. Our unconditional purchase obligations include purchase commitments to be utilized in the normal course of business, such as several contracts to purchase raw materials utilized in our manufacturing plants and several contracts to purchase energy to be used in our stores and manufacturing facilities. The obligations include purchases required under a product supply agreement with Santee Dairies, Inc. (“Santee”) in Los Angeles, California. We indirectly own a 50% interest in the entity that owns Santee. Upon Fred Meyer’s acquisition of Ralphs/Food 4 Less, Santee became a duplicate facility. The product supply agreement, which expires on July 29, 2007, requires us to purchase 9 million gallons of fluid milk and other products annually. The other partner has filed suit against Kroger claiming, among other things, that the Company is obligated to purchase all of the requirements of fluid milk for its Ralphs and Food 4 Less divisions from Santee as opposed to minimum gallons. Our unconditional purchase obligations also include management fees for facilities operated by third parties.

As of February 1, 2003, we maintained three bank credit facilities, consisting of an $812.5 million Five-Year Credit Agreement, a $700 million Five-Year Credit Agreement and a $1.25 billion 364-Day Credit Agreement. The $812.5 million five-year facility terminates on May 23, 2006, unless extended or earlier terminated by Kroger. The $700 million five-year facility terminates on May 22, 2007, unless extended or earlier terminated by Kroger. The 364-Day facility terminates on May 22, 2003, unless extended, converted into a one-year term loan, or earlier terminated by Kroger. At February 1, 2003, we also maintained a $75 million money market line. In addition to credit agreement and commercial paper borrowings, borrowings under the money market line and some outstanding letters of credit reduce funds available under the credit agreements. At February 1, 2003, those letters of credit totaled $258 million. We had no borrowings under the money market line at February 1, 2003. The credit agreement and commercial paper borrowings have been classified as long-term borrowings because we expect that these borrowings will be refinanced using the same type of securities. We have the ability to refinance these borrowings on a long-term basis, and have presented the amounts accordingly. The money market line borrowings allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreements.

At February 1, 2003, the amount of outstanding credit agreement and commercial paper borrowings was unusually low, relative to the amount of outstanding Senior Notes, due primarily to the issuance of $500 million Senior Notes in late January of 2003. The proceeds of this issuance were used to temporarily reduce amounts outstanding under the credit agreements prior to the purchase, on February 28, 2003, of the assets that were financed under a synthetic lease at February 1, 2003, and the repayment of $250 million Senior Notes on March 3, 2003. The asset purchase and note repayments were funded primarily by credit agreement borrowings. The synthetic lease is more fully described below. Refer to Note 9 to the Consolidated Financial Statements for further details of our debt obligations.

In addition to the available credit mentioned above, as of February 1, 2003, we had available for issuance $1.5 billion of securities under a shelf registration statement filed with the SEC on June 27, 2002, as amended in a filing made on July 18, 2002, and declared effective on July 23, 2002.

We also maintain surety bonds related primarily to our self-insured insurance costs. These bonds are required by most states in which we are self-insured for workers’ compensation and general liability exposures, and are made with third-party insurance providers to insure payment of our insurance obligations in the event we are unable to make those payments. These bonds do not represent liabilities of Kroger, as we already have liabilities on our books for the insurance costs. However, we do pay annual maintenance fees to have these bonds in place. Market changes may make the surety bonds more costly and, in some instances, availability of these bonds may become more limited, which could affect our costs of or access to such bonds. Although we do not believe increased costs or decreased availability would significantly impact our ability to access these surety bonds, if this does become an issue, we likely would issue letters of credit against our credit facilities to meet the state bonding requirements. This could both increase our costs and decrease the funds available to us under our credit facilities.

Most of our outstanding public debt is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of its subsidiaries. See Note 21 to the Consolidated Financial Statements for a more detailed discussion of those arrangements. In addition, we have guaranteed half of the indebtedness of two real estate joint ventures in which we are a partner with 50% ownership. Our share of the responsibility for this indebtednesss, should these partnerships be unable to meet their obligations, totals approximately $8 million. Based on the covenants underlying this indebtedness as of February 1, 2003, it is unlikely that we will be responsible for repayment of these obligations. We have also guaranteed approximately $5 million of promissory notes of a third real estate partnership. We believe it is reasonably possible that we will be required to fund most of this obligation when the notes mature in 2012.

At February 1, 2003, we were a party to a financing transaction related to 16 properties that were constructed for total costs of approximately $202 million. Under the terms of the financing transaction, which was structured as a synthetic lease, a special purpose trust owned the properties and leased them to subsidiaries of Kroger. The lease had a term of five years, which expired on February 28, 2003. The owner of the special purpose trust made a substantive residual equity investment. The transaction, therefore, was accounted for as an operating lease and the related costs were reported as rent expense. Kroger purchased the assets for total costs of $202 million when the lease expired.

We are also contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. We could be required to assume leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of our assignments among third parties, and various other remedies available to us, we believe the likelihood that we will be required to assume a material amount of these obligations is remote.

IMPACT OF INFLATION

While management believes that Kroger’s sales results are affected by product cost inflation and deflation, it is difficult to segregate and to measure the effects of inflation and deflation on our retail prices because of changes in the types of merchandise sold year-to-year and other pricing and competitive influences. In 2002, we estimate that Kroger experienced overall product cost deflation of 0.3%. Excluding supermarket fuel centers, we estimate our product cost deflation was also 0.3%. We recorded a pre-tax LIFO credit of $50 million in 2002. This amount was larger than expected and included a $28 million pre-tax credit recorded as a result of the adoption of EITF 02-16. Product cost deflation in our jewelry divisions and in the general merchandise departments in our Fred Meyer stores accounted for most of the remaining $22 million pre-tax credit.

We estimate that Kroger experienced overall product cost inflation of 0.1% in 2001. We experienced deflation in our costs of product of some commodities due to management’s success in obtaining synergies and the economies of scale resulting from recent mergers. Costs of other commodities, such as pharmacy and general merchandise, increased in 2001.

RECENTLY ISSUED ACCOUNTING STANDARDS

EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” became effective for Kroger on January 1, 2003. This issue addresses the appropriate accounting for consideration received from a vendor. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. Historically, we recognized those allowances as they were earned, based on the fulfillment of the related obligations of the contract. This accounting treatment was consistent with generally accepted accounting principles. For all contracts entered or modified after January 1, 2003, we have recognized prospectively, and will continue to recognize, vendor allowances when the related merchandise is sold, in accordance with Issue No. 02-16. Net earnings were not affected by the adoption of Issue No. 02-16. Adoption of Issue No. 02-16 resulted in a $28 million pre-tax charge that was included in merchandise costs in 2002. This expense was offset by a corresponding $28 million pre-tax LIFO credit that was also included in merchandise costs in 2002.

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

Kroger adopted SFAS No. 142 on February 3, 2002. Accordingly, we performed a transitional impairment review of our goodwill. Goodwill totaled $3,594 million as of February 3, 2002. The review was performed at the operating division level. Generally, fair value represented a multiple of earnings, or discounted projected future cash flows. Impairment was indicated when the carrying value of a division, including goodwill, exceeded its fair value. We determined that the carrying value of the jewelry store division, which included $26 million of goodwill, exceeded its fair value. Impairment was not indicated for the goodwill associated with the other operating divisions.

The fair value of the jewelry store division was subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill. As a result of this analysis, we determined that the jewelry store division goodwill was entirely impaired. Impairment primarily resulted from the recent operating performance of the division and review of the division’s projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. Accordingly, we recorded a $16 million charge, net of a $10 million tax benefit, as a cumulative effect of an accounting change in the first quarter of 2002. Kroger’s annual impairment test was performed in the fourth quarter of 2002. No impairment was indicated as a result of the fourth quarter 2002, review.

SFAS No. 143, “Asset Retirement Obligations,” was issued by the FASB in August of 2001. This standard addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective for Kroger on February 2, 2003. Adoption of this standard did not have a material effect on our financial statements.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued by the FASB in August of 2001. This standard replaces SFAS No. 121 and APB No. 30 and amends APB No. 51. SFAS No. 144 became effective for Kroger on February 3, 2002. Adoption of this standard did not have a material effect on our financial statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued by the FASB in April of 2002. SFAS No. 145 became effective for Kroger on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 in the first quarter of 2003 will require Kroger to reclassify the debt extinguishments recorded as extraordinary items in 2002 and 2000 as interest expense in the respective years.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued by the FASB in June of 2002. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. All closed store liabilities related to exit or disposal activities initiated after December 31, 2002, have been and will continue to be accounted for accordingly. Adoption of this Statement did not have a material effect on our financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of SFAS No. 123,” was issued by the FASB in December of 2002. SFAS No. 148 addresses the transition methods that can be followed by companies that elect to adopt the provisions of SFAS No. 123. SFAS No. 148 also mandates certain annual and interim disclosures that are incremental to those required by SFAS No. 123. The provisions of SFAS No. 148 became effective for Kroger in fiscal 2002. The additional disclosures required by SFAS No. 148 are included in Note 1 to the Consolidated Financial Statements.

FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued by the FASB in November of 2002. FIN 45 addresses a guarantor’s accounting for, and disclosure of, the issuance of some guarantees. The provisions of FIN 45 relating to initial recognition and measurement are effective on a prospective basis for guarantees issued or modified after December 31, 2002. These provisions did not have a material effect on our financial statements in fiscal 2002. The disclosure requirements of FIN 45 became effective for Kroger in fiscal 2002 and are summarized in Note 15 to the Consolidated Financial Statements. The disclosures also are summarized above in “Factors Affecting Liquidity.” Any future guarantees issued by Kroger will be accounted for in compliance with this Interpretation.

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued by the FASB in January of 2003. FIN 46 provides guidance relating to the identification of, and financial reporting for, variable-interest entities, as defined in the Interpretation. FIN 46 is effective for all variable-interest entities created after January 31, 2003. For any variable-interest entities created prior to February 1, 2003, FIN 46 will become effective for Kroger on August 17, 2003. We are analyzing our structured financing arrangements, joint ventures and partnerships to determine the effect this Interpretation will have on our financial statements. If we are required to consolidate any entity, we anticipate that such consolidation will not have a material effect on our financial statements.

OUTLOOK

This analysis contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected growth in earnings per share (“EPS”); working capital reduction; our ability to generate operating cash flow; and our Strategic Growth Plan (“Plan”), and are indicated by words or phrases such as “comfortable,” “committed,” “expects,” “goal,” “target,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

•	On December 11, 2001, we outlined the Plan to support additional investment in core business to grow sales and increase market share. The Plan has three key elements: reduction of operating, general and administrative expenses, increased coordination of merchandising and procurement activities, and targeted retail price reductions. As of February 1, 2003, we had reduced costs by approximately $306 million. In 2002, we eliminated approximately 1,500 managerial and clerical positions targeted for reduction under the Plan. We also merged the Nashville division office and distribution center into the Atlanta and Mid-South divisions. We expect to exceed our original goal of $500 million in cost reductions by the end of fiscal 2003.

•	Our identical food store sales, including supermarket fuel centers, were flat in 2002 compared to 2001. We believe the effects of the weak economy and increased competition partially offset the effects of Kroger’s price reductions associated with the Plan in 2002. Our sales results are further described above in “Results of Operations.” The estimated impact of product cost deflation is described above in “Impact of Inflation.”

•	As of February 1, 2003, restructuring costs related to the Plan totaled approximately $52 million. These charges related primarily to severance agreements, distribution center consolidation and conversion costs. We believe the continued enhancement of the Plan will improve our competitive position. We have identified additional opportunities to reduce costs and operate more efficiently. For example, in March of 2003, we announced the combining of two retail divisions headquartered in Livonia, Michigan, and Columbus, Ohio.

•	For 2003, we estimate that earnings-per-share will be $1.63. This estimate includes approximately $0.02 of expense per share for systems conversions and the consolidation of the Michigan and Columbus divisions. The estimate also includes increases in pension expense and health care costs. The effect of any mark-to-market of the excess energy purchase commitments described above in “Significant Items” is excluded from our 2003 EPS estimate because it is not possible to estimate an effect at this time. We expect our identical food store sales, including fuel, will be positive in 2003. These estimates assume that inflation will be flat and that the economic and competitive environment will remain unchanged. At this time, we are not providing sales or earnings guidance beyond fiscal 2003.

•	Based on the current interest rate environment, we expect interest expense to total approximately $575 million to $595 million in 2003. Additionally, for 2003, we expect depreciation expense to total approximately $1,175 million to $1,200 million. We expect our OG&A expense rate to increase approximately 40 to 50 basis points and our gross profit rate, excluding the effect of LIFO, to increase approximately 20 to 30 basis points in 2003. We expect to incur a LIFO charge of approximately $35 million for 2003.

•	In the third quarter of 1999, we established a goal to reduce net operating working capital by a total of $500 million by the end of the third quarter 2004. Net operating working capital was defined in this goal as current operating assets before LIFO credit, less current operating liabilities. Therefore, we historically presented net operating working capital based on this definition. On January 22, 2003, the SEC issued release No. 33-8176 that set forth new requirements relating to the disclosure of non-GAAP financial measures, as defined in the release. The release allows for presentation of certain non-GAAP financial measures provided that the measures are reconciled to the most directly comparable GAAP financial measure. We will continue to present net operating working capital, as we believe it is an important means by which to measure our operating financial performance for working capital and it is the basis by which senior management measures progress against the goal established in 1999. However, in accordance with release No. 33-8176, all future presentation of net operating working capital will be reconciled to the more widely recognized definition of working capital (current assets less current liabilities). We do not intend the presentation of net operating working capital to be an alternative to any generally accepted accounting principle measure of performance.

At the end of 2002, working capital decreased $69 million compared to the end of 2001 and decreased $72 million compared to end of 2000. At the end of 2002, comparative net operating working capital decreased $193 million compared to the end of 2001 and decreased $50 million compared to the end of 2000. We expect to reduce net operating working capital by $100 million in 2003. A reconciliation of net operating working capital as of year-end 2002, 2001 and 2000 is shown below:

	Year-End 2002	Year-End 2001	Year-End 2000
	(in millions)
Current assets	$5,566	$5,512	$5,412
Less: current liabilities	(5,608)	(5,485)	(5,382)

Working capital	(42)	27	30
Addback (subtract):
LIFO reserve	290	340	319
Current portion of long-term debt, including capital leases	352	436	336
Net current accrued/deferred income tax (assets) liabilities	56	122	34

Property held for sale	(20)	(7)	(6)
Prefunded employee benefits	(300)	(270)	(208)

Net operating working capital	336	648	505
Item-cost comparative adjustment (1)	—	(91)	(91)
EITF 02-16 comparative adjustment (1)	—	(28)	(28)

Comparative net operating working capital	$336	$529	$386

(1)	For comparative purposes, amounts in 2001 and 2000 have been adjusted to reflect these inventory adjustments recorded in 2002. These adjustments are described in “Significant Items.”

•	We obtain sales growth from new square footage, as well as from increased productivity from existing locations. For 2003, we expect full year square footage to grow 2.5% to 3.0%, excluding acquisitions and operational closings. We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, natural food markets, supermarket fuel centers, seafood shops, floral shops, and bakeries. We believe the combination store format will allow us to withstand continued competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants.

•	Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis on self-development and ownership of real estate, and on logistics and technology improvements. The continued capital spending in technology focusing on improved store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, should reduce merchandising costs as a percent of sales. For fiscal 2003, we expect capital spending to be approximately $2.0 billion, excluding acquisitions and purchase of assets financed under the synthetic lease at February 1, 2003. We intend to use the combination of cash flow from operations, including reductions in working capital, and borrowings under credit facilities to finance capital expenditure requirements. If determined preferable, we may fund capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity.

•	Based on current operating results, we believe that cash flow from operations and other sources of liquidity, including borrowings under our commercial paper program and bank credit facilities, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

•	We expect the change in OG&A will be affected by increased costs, such as health care benefit costs, pension costs and credit card fees. We expect that our pension and health care benefit expense will increase approximately $62 million and $120 million, respectively, in 2003 versus 2002. These estimates include expenses related to our company-sponsored plans as well as estimated contributions to multi-employer plans.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•	Our ability to achieve sales and EPS goals will be affected primarily by: industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors; our response to these actions; the state of the economy, including the deflationary trends in certain commodities; stock repurchases and the success of our Plan.

•	In addition to the factors identified above, our identical store sales growth could be affected by increases in Kroger private-label sales, the impact of “sister stores,” as well as reductions in retail pricing. Kroger’s EPS growth goals could be affected by: recessionary trends in the economy; our ability to achieve the cost reductions that we have identified, including those to reduce shrink and OG&A; continued increases in health care, pension and credit card fees; and the success of our capital investments.

•	In addition to the company-sponsored pension plans, we participate in various multi-employer pension plans for substantially all union employees. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based upon a fixed amount for each year of service. A decline in the value of assets held by these plans, caused by performance of the investments in the financial markets in recent years, is likely to result in higher contributions to these plans and to create challenges in our collective bargaining. Moreover, if we were to exit certain markets, we may be required to pay a withdrawal liability if the plans were under-funded at the time of withdrawal.

•	Our efforts to meet our working capital reduction targets could be adversely affected by: increases in product costs; newly opened or consolidated distribution centers; our ability to obtain sales growth from new square footage; competitive activity in the markets in which we operate; changes in our product mix; and changes in laws and regulations.

•	The results of our Plan and our ability to generate operating cash flow to the extent expected could be adversely affected if any of the factors identified above negatively impacts our operations, or if any of our underlying strategies, including those to reduce shrink and OG&A and to increase productivity, are not achieved. In addition, the timing of the execution of the Plan could adversely impact our EPS and sales results.

•	Consolidation in the food industry is likely to continue and the effects on our business, favorable or unfavorable, cannot be foreseen.

•	The results of our Plan, including the amount and timing of cost savings expected, could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional retailers; our response actions; the state of the economy, including deflationary trends in certain commodities; recessionary times in the economy; our ability to achieve the cost reductions that we have identified, including those to reduce shrink and operating, general and administrative expense; increases in health care, pension and credit card fees; and the success of our capital investments.

•	The cost associated with implementation of our Strategic Growth Plan, as well as the amount and timing of our expected cost reductions, could be affected by a worsening economy; increased competitive pressures; and an inability on our part to implement the Strategic Growth Plan when expected.

•	In fiscal 2003, UFCW contracts will expire in: Peoria, Illinois; Portland, Oregon; Memphis, Tennessee; Charleston, West Virginia; Indianapolis, Indiana; Arizona and Southern California. We also have several other smaller contracts that will expire in 2003. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. We cannot be certain that agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material effect on the results of our operations.

•	Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or remaining terms of leases. Use of the straight-line method of depreciation creates a risk that future assets write-offs or potential impairment charges related to store closings would be larger than if an accelerated method of depreciation was followed.

•	A decline in the generation of sufficient cash flows to support capital expansion plans, share repurchase programs and general operating activities could cause our growth to slow significantly and may cause us to miss our earnings per share growth targets, because we obtain some of our sales growth from new square footage.

•	The grocery retailing industry continues to experience fierce competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry and continue to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our sales and net income.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material impact on our financial statements.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Changes in our product mix may negatively affect certain financial indicators. For example, we have added and will continue to add supermarket fuel centers. Since gasoline is a low profit margin item with high sales dollars, we expect to see our gross profit margins decrease as we sell more gasoline. Although this negatively affects our gross profit margin, gasoline provides a positive effect on operating, general and administrative expense as a percent of sales.

•	Our ability to integrate any companies we acquire or have acquired and achieve operating improvements at those companies will affect our operations.

•	We retain a portion of the exposure for our workers’ compensation and general liability claims. It is possible that these claims may cause significant expenditures that would affect our operating cash flows.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, or if our logistics and technology projects are not completed in the time frame expected or on budget.

•	Depreciation and amortization expenses may vary from our estimates due to the timing of new store openings.

•	Interest expense will vary with changes in capital markets and the amount of debt that we have outstanding. Although we use derivative financial instruments to manage our net exposure to financial risks, we are still exposed to interest rate fluctuations and other capital market conditions.

•	LIFO charges and credits will be affected by vendor promotions and changes in the cost of inventory.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, or may decrease the customer demand for certain products. Additionally, increases in the cost of inputs, such as utility costs or raw material costs, could negatively impact financial ratios and net earnings.

•	Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass these increases on to our customers, our gross margin and net earnings will suffer.

We cannot fully foresee the effects of the general economic downturn on Kroger’s business. We have assumed economic and competitive situations will not change significantly for 2003.

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

We manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. Our current program relative to interest rate protection contemplates both fixing the rates on variable rate debt and hedging the exposure to changes in the fair value of fixed-rate debt attributable to changes in interest rates. To do this, we use the following guidelines: (i) use average daily bank balance to determine annual debt amounts subject to interest rate exposure, (ii) limit the annual amount of debt subject to interest rate reset and the amount of floating rate debt to a combined total of $2.3 billion or less, (iii) include no leveraged products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status.

As of February 1, 2003, we maintained seven interest rate swap agreements, with notional amounts totaling approximately $1,673 million, to manage our exposure to changes in the fair value of our fixed rate debt resulting from interest rate movements by effectively converting a portion of our debt from fixed to variable rates. One of these agreements matured in 2003 and the remaining six agreements (the “Old Agreements”) matured from 2006 through 2012. In the first quarter of fiscal 2003, we reconfigured a portion of our interest derivative portfolio by terminating the Old Agreements and initiating six new agreements (the “New Agreements”), with notional amounts totaling $1,500 million, maturing from 2005 through 2008. We received proceeds totaling $138 million as a result of the termination of the Old Agreements. The New Agreements also effectively converted a portion of our debt from fixed to variable rates. Variable rates for our agreements are based on U.S. dollar LIBOR. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is recognized over the life of the agreements as an adjustment to interest expense. These agreements are accounted for as fair value hedges.

As of February 1, 2003, we also maintained three interest rate swap agreements, with notional amounts totaling approximately $723 million, to manage our exposure to cash flows resulting from potential increases in interest rates by effectively converting a portion of our debt from variable to fixed rates. These agreements, which mature in 2003 and 2004, involve the exchange of variable rate payments for fixed rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on U.S. dollar LIBOR. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is recognized over the life of the agreements as an adjustment to interest expense. These agreements are accounted for as cash flow hedges.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines. In addition, our internal auditors review compliance with these guidelines on at least an annual basis. The guidelines may change as our business needs dictate.

The tables below provide information about our interest rate derivatives and underlying debt portfolio as of February 1, 2003. The amount shown for each year represents the contractual maturities of long-term debt, excluding capital leases, and the average outstanding notional amounts of interest rate derivatives as of February 1, 2003. Interest rates reflect the weighted average for the outstanding instruments. The variable component of each interest rate derivative and the variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of February 1, 2003. The Fair-Value column includes the fair-value of our debt instruments and interest rate derivatives as of February 1, 2003. Refer to Notes 9, 10 and 11 to the Consolidated Financial Statements:

	Expected Year of Maturity
	2003		2004		2005	2006		2007	Thereafter	Total	Fair- Value
	(In millions)
Debt
Fixed rate		$(329)		$(291)	$(795)		$(540)	$(539)	$(5,459)	$(7,953)	$(8,711)
Average interest rate		7.34%		7.23%	7.22%		7.16%	7.10%	6.59%
Variable rate	$	(—)	$	(—)	$(4)	$	(—)	$(51)	$(46)	$(101)	$(101)
Average interest rate		1.97%		2.41%	4.02%		4.95%	5.35%	5.72%

	Average Notional Amounts Outstanding (as of February 1, 2003)
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(In millions)
Interest Rate Derivatives
Variable to fixed	$540	$12	$—	$—	$—	$—	$723	$(9)
Average pay rate	3.07%	3.22%
Average receive rate	1.36%	1.96%
Fixed to variable	$1,442	$1,423	$1,423	$1,300	$900	$504	$1,673	$110
Average pay rate	3.41%	4.07%	5.46%	6.25%	6.12%	5.68%
Average receive rate	7.26%	7.26%	7.26%	7.18%	6.89%	6.75%
Interest rate collar	$142	$—	$—	$—	$—	$—	$300	$(6)

The table below provides an illustration of our interest rate derivatives portfolio, had the changes made to our portfolio in the first quarter of 2003 been effective as of February 1, 2003. The variable component of each interest rate derivative is based on U.S. dollar LIBOR using the forward yield curve as of February 1, 2003.

	Average Notional Amounts Outstanding (adjusted)
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(In millions)
Interest Rate Derivatives
Variable to fixed	$540	$12	$—	$—	$—	$—	$723	$(9)
Average pay rate	3.07%	3.22%
Average receive rate	1.36%	1.96%
Fixed to variable	$1,519	$1,500	$808	$750	$750	$750	$1,750	$—
Average pay rate	5.78%	6.64%	7.61%	8.41%	8.90%	9.24%
Average receive rate	7.41%	7.41%	7.44%	7.45%	7.45%	7.45%
Interest rate collar	$142	$—	$—	$—	$—	$—	$300	$(6)

The interest rate collar is reset based on the three month LIBOR with the following impact:

•	if the three month LIBOR is less than or equal to 4.10%, we pay 5.50% for that three month period;

•	if the three month LIBOR is greater than 4.10% and less than or equal to 6.50%, we pay the actual interest rate for that three month period;

•	if the three month LIBOR is greater than 6.50% and less than 7.50%, we pay 6.50% for that three month period; and

•	if the three month LIBOR is greater than or equal to 7.50%, we pay the actual interest rate for that three month period.

Commodity Price Protection

We enter into purchase commitments for various resources, including raw materials utilized in our manufacturing facilities and energy to be used in our stores, manufacturing facilities and administrative offices. We enter into commitments expecting to take delivery of and to utilize those resources in the conduct of normal business. Those commitments for which we expect to utilize or take delivery in a reasonable amount of time in the normal course of business qualify as normal purchases and normal sales. For any commitments for which we do not expect to take delivery and, as a result, will require net settlement, the contracts are marked to fair value on a quarterly basis.

As noted above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Items,” we recorded a pre-tax loss of $81 million in the third quarter of 2001 to accrue liabilities for the estimated fair values of energy contracts that no longer qualified for the normal purchases and normal sales exception. As described in Note 5 to the Consolidated Financial Statements, we continue to mark the excess contracts to fair value on a quarterly basis. These liabilities had remaining balances of $45 million as of February 1, 2003. If the estimates we used as of February 1, 2003, for future market prices for electricity were $0.01/kWh higher or lower ($0.01/kWh represented approximately 23% of the future prices of electricity assumed as of February 1, 2003), these liabilities would have decreased or increased by approximately $12 million, respectively, as of February 1, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners and Board of Directors

The Kroger Co.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, changes in shareowners’ equity and cash flows present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company changed its application of the LIFO method of accounting for certain store inventories as of February 3, 2002. As discussed in Notes 6 and 20 to the consolidated financial statements, the Company also adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of February 3, 2002, and Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” as of January 1, 2003. As discussed in Note 10 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, as of February 4, 2001.

PRICEWATERHOUSECOOPERS LLP

Cincinnati, Ohio

April 28, 2003

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

	February 1, 2003	February 2, 2002
	(In millions)
ASSETS
Current assets
Cash	$171	$161
Receivables	677	679
Inventories	4,175	4,178
Prepaid and other current assets	543	494

Total current assets	5,566	5,512
Property, plant and equipment, net	10,548	9,657
Goodwill, net	3,575	3,594
Fair value interest rate hedges	110	—
Other assets	303	306

Total Assets	$20,102	$19,069

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases	$352	$436
Accounts payable	3,278	3,005
Accrued salaries and wages	571	584
Other current liabilities	1,407	1,460

Total current liabilities	5,608	5,485
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	8,112	8,412
Adjustment to reflect fair value interest rate hedges	110	(18)

Long-term debt including obligations under capital leases	8,222	8,394
Fair value interest rate hedges	—	18
Other long-term liabilities	2,422	1,670

Total Liabilities	16,252	15,567

Commitments and Contingencies (Note 15)

SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 908 shares issued in 2002 and 901 shares issued in 2001	908	901
Additional paid-in capital	2,317	2,217
Accumulated other comprehensive loss	(206)	(33)
Accumulated earnings	3,352	2,147
Common stock in treasury, at cost, 150 shares in 2002 and 106 shares in 2001	(2,521)	(1,730)

Total Shareowners’ Equity	3,850	3,502

Total Liabilities and Shareowners’ Equity	$20,102	$19,069

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended February 1, 2003, February 2, 2002 and February 3, 2001

	2002 (52 weeks)	2001 (52 weeks)	2000 (53 weeks)
	(In millions, except per share amounts)
Sales	$51,760	$50,098	$49,000
Merchandise costs, including advertising, warehousing, and transportation	37,810	36,398	35,804

Gross profit	13,950	13,700	13,196
Operating, general and administrative	9,618	9,483	9,152
Rent	656	650	647
Depreciation and amortization	1,087	973	907
Goodwill amortization	—	103	101
Asset impairment charges	—	91	191
Restructuring charges	15	37	—
Merger related costs	1	4	15

Operating Profit	2,573	2,359	2,183
Interest expense	600	648	675

Earnings before income tax expense, extraordinary loss and cumulative effect of accounting change	1,973	1,711	1,508
Income tax expense	740	668	628

Earnings before extraordinary loss and cumulative effect of accounting change	1,233	1,043	880
Extraordinary loss, net of income tax benefits of $7 in 2002 and $2 in 2000	(12)	—	(3)

Earnings before cumulative effect of accounting change	1,221	1,043	877
Cumulative effect of an accounting change, net of income tax benefit of $10 in 2002	(16)	—	—

Net earnings	$1,205	$1,043	$877

Earnings per basic common share:
Earnings before extraordinary loss and cumulative effect of accounting change	$1.58	$1.30	$1.07
Extraordinary loss, net of income tax benefit	(0.02)	—	—
Cumulative effect of an accounting change, net of income tax benefit	(0.02)	—	—

Net earnings	$1.55	$1.30	$1.07

Average number of common shares used in basic calculation	779	804	823
Earnings per diluted common share:
Earnings before extraordinary loss and cumulative effect of accounting change	$1.56	$1.26	$1.04
Extraordinary loss, net of income tax benefit	(0.02)	—	—
Cumulative effect of an accounting change, net of income tax benefit	(0.02)	—	—

Net earnings	$1.52	$1.26	$1.04

Average number of common shares used in diluted calculation	791	825	846

Note: Certain per share amounts may not sum accurately due to rounding

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended February 1, 2003, February 2, 2002 and February 3, 2001

	2002 (52 weeks)	2001 (52 weeks)	2000 (53 weeks)
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$1,205	$1,043	$877
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of an accounting change, net of income tax benefit of $10 in 2002	16	—	—
Extraordinary loss, net of income tax benefits of $7 in 2002 and $2 in 2000	12	—	3
Depreciation and amortization	1,087	973	907
Goodwill amortization	—	103	101
LIFO charge (credit)	(50)	23	(6)
Non cash merger-related costs	1	4	10
Asset impairment charges	—	91	191
Item-cost conversion	91	—	—
EITF 02-16 adoption	28	—	—
Deferred income taxes	468	258	213
Other	19	18	20
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Inventories	(62)	(121)	(114)
Receivables	2	22	(49)
Prepaid expenses	(34)	(77)	72
Accounts payable	361	(34)	39
Accrued expenses	(6)	10	75
Accrued income taxes	(4)	2	81
Other	49	32	(61)

Net cash provided by operating activities	3,183	2,347	2,359

Cash Flows From Investing Activities:
Capital expenditures, excluding acquisitions	(1,891)	(1,913)	(1,623)
Proceeds from sales of assets	90	70	127
Payments for acquisitions, net of cash acquired	(126)	(103)	(67)
Other	20	32	(38)

Net cash used by investing activities	(1,907)	(1,914)	(1,601)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	1,353	1,368	838
Reductions in long-term debt	(1,757)	(1,137)	(1,339)
Debt prepayment costs	(14)	—	(3)
Financing charges incurred	(16)	(18)	(10)
Increase (decrease) in book overdrafts	(88)	14	160
Proceeds from issuance of capital stock	41	72	57
Treasury stock purchases	(785)	(732)	(581)

Net cash used by financing activities	(1,266)	(433)	(878)

Net increase (decrease) in cash and temporary cash investments	10	—	(120)
Cash and temporary cash investments:
Beginning of year	161	161	281

End of year	$171	$161	$161

Disclosure of cash flow information:
Cash paid during the year for interest	$585	$651	$691
Cash paid during the year for income taxes	$268	$403	$259
Non-cash changes related to purchase acquisitions:
Fair value of assets acquired	$124	$66	$84
Goodwill recorded	$9	$72	$33
Liabilities assumed	$(7)	$(35)	$(49)

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY

Years Ended February 1, 2003, February 2, 2002 and February 3, 2001

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Earnings	Total
	Shares	Amount		Shares	Amount
	(In millions)
Balances at January 29, 2000	885	$885	$2,023	50	$(457)	$—	$227	$2,678
Issuance of common stock:
Stock options and warrants exercised	5	5	57	—	—	—	—	62
Restricted stock issued	1	1	13	—	—	—	—	14
Warrants exercised	—	—	(40)	(1)	40	—	—	—
Treasury stock purchases, at cost				27	(581)			(581)
Tax benefits from exercise of stock options and warrants	—	—	39	—	—	—	—	39
Net earnings	—	—	—	—	—	—	877	877

Balances at February 3, 2001	891	891	2,092	76	(998)	—	1,104	3,089
Issuance of common stock:
Stock options and warrants exercised	9	9	63	—	—	—	—	72
Restricted stock issued	1	1	10	—	—	—	—	11
Treasury stock purchases, at cost	—	—	—	30	(732)	—	—	(732)
Tax benefits from exercise of stock options and warrants	—	—	52	—	—	—	—	52
Other comprehensive loss, net of income tax benefit of $20	—	—	—	—	—	(33)	—	(33)
Net earnings	—	—	—	—	—	—	1,043	1,043

Balances at February 2, 2002	901	901	2,217	106	(1,730)	(33)	2,147	3,502
Issuance of common stock:
Stock options and warrants exercised	6	6	35	—	—	—	—	41
Restricted stock issued	1	1	15	—	—	—	—	16
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	43	(785)	—	—	(785)
Stock options and restricted stock exchanged	—	—	—	1	(6)	—	—	(6)
Tax benefits from exercise of stock options and warrants	—	—	50	—	—	—	—	50
Other comprehensive loss, net of income tax benefit of $102	—	—	—	—	—	(173)	—	(173)
Net earnings	—	—	—	—	—	—	1,205	1,205

Balances at February 1, 2003	908	$908	$2,317	150	$(2,521)	$(206)	$3,352	$3,850

Comprehensive income (loss):

	2002	2001	2000
Net earnings	$1,205	$1,043	$877
Cumulative effect of adoption of SFAS No. 133, net of income tax benefit of $3 in 2001	—	(6)	—
Reclassification adjustment for losses included in net earnings, net of income tax benefit of $11 in 2002	18	—	—
Unrealized loss on hedging activities, net of income tax benefits of $6 in 2002 and $17 in 2001	(11)	(27)	—
Additional minimum pension liability adjustment, net of income tax benefit of $107 in 2002	(180)	—	—

Comprehensive income	$1,032	$1,010	$877

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

1. ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in preparing these financial statements:

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902. As of February 1, 2003, the Company was one of the largest grocery retailers in the United States based on annual sales. The Company also manufactures and processes food for sale by its supermarkets. The Company employs approximately 290,000 full and part-time employees. The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31. The last three fiscal years consist of the 52-week period ending February 1, 2003, the 52-week period ending February 2, 2002, and the 53-week period ending February 3, 2001.

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

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out, “LIFO”, basis) or market. In total, approximately 95% of inventories for 2002 and approximately 94% of inventories for 2001 were valued using the LIFO method. Cost for the balance of the inventories was determined using the first-in, first-out (“FIFO”) method. Replacement cost was higher than the carrying amount by $290 at February 1, 2003, and by $340 at February 2, 2002. As described in Note 5, the Company changed its application of the LIFO method of accounting for certain store inventories from the retail method to the item-cost method for the former Fred Meyer divisions during 2002.

The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the balance sheet date.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or remaining terms of leases. Buildings and land improvements are depreciated based on lives varying from 10 to 40 years. Equipment depreciation is based on lives varying from three to 15 years. Store equipment is primarily depreciated over lives varying from three to nine years. Some store equipment acquired as a result of the Fred Meyer merger was assigned a 15-year life. The life of this equipment was not changed. All new purchases of store equipment are assigned lives varying from three to nine years. Manufacturing plant and distribution center equipment is depreciated over lives varying from three to 15 years. Leasehold improvements are amortized over their useful lives, which vary from four to 25 years. Depreciation expense was $1,087 in 2002, $973 in 2001 and $907 in 2000.

Interest costs on significant projects constructed for the Company’s own use are capitalized as part of the costs of the newly constructed facilities. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Goodwill

During 2001 and 2000, goodwill was generally amortized on a straight-line basis over 40 years. Goodwill amortization expense totaled $103 and $101 in 2001 and 2000, respectively. As described in Note 20, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on February 3, 2002. Accordingly, goodwill was not amortized during 2002. Instead, goodwill was reviewed for impairment during the first and fourth quarters of 2002. Results of these impairment reviews are summarized in Note 20.

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events. The reviews are performed at the operating division level. Generally, fair value represents a multiple of earnings, or discounted projected future cash flows. Potential impairment is indicated when the carrying value of a division, including goodwill, exceeds its fair value. If potential for impairment exists, the fair value of a division is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill. Impairment loss is recognized for any excess of the carrying value of the division’s goodwill over the implied fair value.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores. If impairment is identified for long-lived assets to be held and used, discounted future cash flows are compared to the asset’s current carrying value. Impairment is recorded when the carrying value exceeds the discounted cash flows. With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions. Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. Any reductions in the carrying value of assets resulting from the application of this policy are reflected in the Consolidated Statements of Earnings as “Asset impairment charges.”

Interest Rate Risk Management

The Company uses derivative instruments primarily to manage our exposure to adverse changes in interest rates. The Company’s current program relative to interest rate protection and the methods by which the Company accounts for its derivative instruments are described in Note 10.

Commodity Price Protection

The Company enters into purchase commitments for various resources, including raw materials utilized in its manufacturing facilities and energy to be used in its stores, manufacturing facilities and administrative offices. The Company enters into commitments expecting to take delivery of and to utilize those resources in the conduct of the normal course of business. The Company’s current program relative to commodity price protection and the methods by which the Company accounts for its purchase commitments are described in Note 10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Benefit Plans

The determination of the obligation and expense for pension and other post-retirement benefits is dependent on the selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in Note 18 and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs. In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company also participates in various multi-employer plans for substantially all union employees. Pension expense for these plans is recognized as contributions are funded. Refer to Note 18 for additional details of these plans.

Stock Option Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of the grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company also makes restricted stock awards. Compensation expense included in net earnings for restricted stock awards totaled approximately $6, $8 and $10, after-tax, in 2002, 2001 and 2000, respectively. The Company’s stock option plans are more fully described in Note 14.

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share if compensation cost for all options had been determined based on the fair market value recognition provision of SFAS No. 123:

	2002	2001	2000
Net earnings, as reported	$1,205	$1,043	$877

Add: Stock-based compensation expense included in net earnings, net of income tax benefits	6	8	10
Subtract: Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefits (1)	(47)	(47)	(46)

Pro forma net earnings	$1,164	$1,004	$841

Earnings per basic common share, as reported	$1.55	$1.30	$1.07
Pro forma earnings per basic common share	$1.49	$1.25	$1.02
Earnings per diluted common share, as reported	$1.52	$1.26	$1.04
Pro forma earnings per diluted common share	$1.47	$1.22	$0.99

(1)	Refer to Note 14 for a summary of the assumptions used for options issued in each year at an option price equal to the fair market value of the stock at the date of the grant.

Deferred Income Taxes

Deferred income taxes are recorded to reflect the tax consequences of differences between the tax bases of assets and liabilities and their financial reporting bases. Refer to Note 8 for the types of differences that give rise to significant portions of deferred income tax assets and liabilities. Deferred income taxes are classified as a net current or noncurrent asset or liability based on the classification of the related asset or liability for financial reporting purposes. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date. A valuation allowance is recorded for any deferred tax assets considered not likely to be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Store Closing Costs

The Company provides for closed store liabilities relating to the present value of the estimated remaining noncancellable lease payments after the anticipated closing date, net of estimated subtenant income. The Company estimates the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed stores. The closed store lease liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years. Owned stores held for disposal are reduced to their estimated net realizable value. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect recoverable values.

Store closings generally are completed within one year after the decision to close. Adjustments to closed store liabilities primarily relate to changes in subtenant and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that the settlement is determined. Other costs related to individual operational store closings initiated by local divisional management, including costs to reduce the carrying value of property and equipment, are reflected in the Consolidated Statements of Earnings as “Operating, general and administrative” costs. Reductions in the carrying value of property and equipment related to stores closed in connection with a corporate-level strategic plan are reflected in the Consolidated Statements of Earnings as “Asset impairment charges” in accordance with our policy on impairments of long-lived assets. Inventory write-downs, if any, in connection with store closings, are classified in “Merchandise costs.” Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period.

As described in Note 20, SFAS No. 146 became effective for exit or disposal activities initiated after December 31, 2002. All closed store liabilities related to exit or disposal activities initiated after December 31, 2002, have been and will continue to be accounted for accordingly.

Self-Insurance Costs

The Company primarily is self-insured for costs related to workers’ compensation and general liability claims. Liabilities are actuarially determined and are recognized based on claims filed and an estimate of claims incurred but not yet reported. The liabilities for workers’ compensation claims are accounted for on a present value basis. The Company has purchased stop-loss coverage to limit its exposure to any significant exposure on a per claim basis. The Company is insured for covered costs in excess of these per claim limits.

The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can impact amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs. Although the Company’s estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable impact on future claim costs and currently recorded liabilities.

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale of the Company’s products. Discounts provided to customers at the point of sale are recognized as a reduction in sales as the products are sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Merchandise Costs, Including Advertising, Warehousing and Transportation

In addition to the product costs, net of discounts and allowances; advertising costs (see separate discussion below); inbound freight charges; warehousing costs, including receiving and inspection costs; and transportation costs are included in the “Merchandise costs, including advertising, warehousing and transportation” line item of the Consolidated Statements of Earnings. Purchasing management salaries and administration costs are included in the “Operating, general, and administrative” line item along with most of the Company’s other managerial and administrative costs.

Warehousing and transportation costs include distribution center direct wages, repairs and maintenance, utilities, inbound freight and, where applicable, third party warehouse management fees, as well as transportation direct wages and repairs and maintenance. These costs are recognized in the periods the related expenses are incurred.

Whenever possible, vendor rebates, credits and promotional allowances that relate to the Company’s buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs when the related merchandise is sold. Refer to the discussion of EITF Issue No. 02-16 in Note 20.

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs, including advertising, warehousing and transportation” line item of the Consolidated Statements of Earnings. The Company’s pre-tax advertising costs, excluding vendor allowances for co-operative advertising, totaled $510 in 2002, $570 in 2001 and $603 in 2000.

In accordance with EITF Issue No. 02-16, for all contracts entered or modified after January 1, 2003, the Company has recognized prospectively, and will continue to recognize, vendor allowances, including allowances received for co-operative advertising, when the related merchandise is sold.

Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments. Book overdrafts, which are included in accounts payable, represent disbursements that are funded as the item is presented for payment. Book overdrafts totaled $480 and $568 as of February 1, 2003, and February 2, 2002, respectively.

Segments

The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores in the Midwest, South and West. The Company’s retail operations, which represent approximately 99% of consolidated sales, are its only reportable segment. All of the Company’s operations are domestic.

2. MERGER-RELATED COSTS

The Company is continuing the process of implementing its integration plan related to recent mergers. Pre-tax, net, merger-related costs totaled $1, $4 and $15 in 2002, 2001 and 2000, respectively. All of the costs in 2002 and 2001, and approximately $10 of the costs in 2000, resulted from the issuance of restricted stock and the related market value adjustments. Restrictions on these stock awards lapsed in 2002 based on the achievement of synergy goals established in connection with the Fred Meyer merger. All synergy-based awards were earned provided that recipients were still employed on the stated restriction lapsing date. Costs in 2000 also included approximately $5 of severance expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table shows the changes in accruals related to business combinations:

	Facility Closure Costs	Employee Severance	Incentive Awards and Contributions
Balance at January 29, 2000	$130	$29	$29
Additions	—	—	10
Payments	(17)	(11)	(4)

Balance at February 3, 2001	113	18	35
Additions	—	—	4
Payments	(19)	(3)	(9)

Balance at February 2, 2002	94	15	30
Additions	—	—	1
Payments	(20)	(9)	(11)

Balance at February 1, 2003	$74	$6	$20

3. ASSET IMPAIRMENT CHARGES

Due to recent investments by acquired companies in stores that did not perform as expected and updated profitability forecasts for 2002 and beyond, the Company performed an impairment review of its long-lived assets. During this review, the Company identified impairment losses for both assets to be disposed of and assets to be held and used and recorded a pre-tax impairment charge of $91 in the third quarter of 2001. In the first quarter of 2000, the Company recorded a pre-tax impairment charge of $191 after identifying impairment losses for assets to be disposed of, assets to be held and used, and certain investments in former suppliers that had experienced financial difficulty and with whom supply arrangements had ceased. The third quarter 2001 impairment charge related to locations that either had not opened, or only recently had opened, as of the first quarter of 2000, and, as a result, estimates of future operating performance for these locations were not determined at that time. As a result, these stores were not considered in the first quarter 2000 impairment charge. No asset impairment charges were recorded in 2002.

Assets to be Disposed of

The impairment charges for assets to be disposed of related primarily to the carrying value of land, buildings and equipment for stores that have been closed. The impairment charges were determined using the fair value less cost to sell. Fair value less cost to sell used in the impairment calculation was based on third party offers to purchase the assets, or market value for comparable properties, if available. Accordingly, pre-tax impairment charges related to assets to be disposed of were recognized, reducing the carrying value of fixed assets by $37 in 2001 and $41 in 2000. Goodwill was reduced by $40 in 2000.

Assets to be Held and Used

The impairment charges for assets to be held and used related primarily to the carrying value of land, buildings, and equipment for stores that will continue to be operated by the Company. Updated projections, based on revised operating plans, were used, on a gross basis, to determine whether the assets were impaired. Then, discounted cash flows were used to determine the fair value of the assets for purposes of measuring the impairment charge. As a result, impairment charges related to assets to be held and used were recognized, reducing the carrying value of fixed assets by $54 in 2001 and $47 in 2000. Goodwill was reduced by $40 in 2000.

Other Writedowns

In addition to the approximately $168 of pre-tax impairment charges noted above for 2000, the Company recorded a pre-tax writedown of $23 to reduce the carrying value of investments in unconsolidated entities, accounted for on the cost basis of accounting, to reflect reductions in value determined to be other than temporary. The writedowns related primarily to investments in certain former suppliers that have experienced financial difficulty and with whom supply arrangements have ceased.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4. RESTRUCTURING CHARGES

On December 11, 2001, the Company outlined the Strategic Growth Plan (“Plan”) to support additional investment in its core business to increase sales and market share. The Plan has three key elements: reduction of operating, general and administrative expenses, increased coordination of merchandising and procurement activities, and targeted retail price reductions. In the fourth quarter of 2001, the Company recorded a pre-tax restructuring charge of $37 primarily for severance agreements associated with the Plan. As part of the plan to reduce operating, general and administrative costs, the Company eliminated approximately 1,500 managerial and clerical positions in 2002. The Company also merged the Nashville division office and distribution center into the Atlanta and Mid-South divisions. Restructuring charges related to the Plan totaled $15, pre-tax, in 2002. The majority of the 2002 expenses related to severance agreements, distribution center consolidation and conversion costs. In 2002, execution of the Plan reduced expenses by approximately $306.

The following table summarizes the changes in the balances of the liabilities associated with the Plan:

Severance & Other Costs
Balance at February 2, 2002	$ 37
Additions	15
Payments	(44)

Balance at February 1, 2003	$ 8

5. SIGNIFICANT ITEMS

In addition to the pre-tax merger-related costs, asset impairment charges and restructuring charges described in Notes 2, 3 and 4, the Company recorded other significant pre-tax items that were included in merchandise costs and in operating, general and administrative expense in 2002, 2001 and 2000. These items totaled $96, $152 and $145 of net, pre-tax expense in 2002, 2001 and 2000, respectively. Details follow:

	2002	2001	2000
Significant items in merchandise costs
Costs related to mergers	$2	$12	$37
Item-cost conversion	91	—	—
Adoption of EITF Issue No. 02-16	28	—	—
Adoption of EITF Issue No. 02-16—LIFO credit	(28)	—	—

Total in merchandise costs	93	12	37

Significant items in operating, general and administrative expense
Costs related to mergers	22	37	41
Lease liabilities—store closing plans	—	20	67
Excess energy purchase commitments	(19)	83	—

Total in operating, general and administrative expense	3	140	108

Total	$96	$152	$145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Costs related to mergers

Costs related to mergers included expenses recognized as a consequence of the continued integration of the Company’s divisions. Integration primarily resulted from the Company’s merger with Fred Meyer. These expenses primarily related to severance agreements, enterprise system and banner conversions, and inventory write-downs.

Item-cost conversion

In 1998, prior to the merger with Fred Meyer, the Company changed its application of the LIFO method of accounting for certain store inventories from the retail method to the item-cost method. The change improved the accuracy of product cost calculations by eliminating the averaging and estimation inherent in the retail method.

During the fourth quarter of 2002, the Company adopted the item-cost method for the former Fred Meyer divisions. The cumulative effect of this change on periods prior to February 3, 2002, cannot be determined. The effect of the change on the February 3, 2002, inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in restated results for the quarter ended May 25, 2002. This change increased merchandise costs by $91 and reduced net earnings by $57. The Company did not calculate the pro forma effect on prior periods because cost information for these periods was not determinable. The item-cost method did not have a material effect on earnings subsequent to its adoption on February 3, 2002.

Adoption of EITF Issue No. 02-16

As described in Note 20, the Company adopted EITF Issue No. 02-16 during the fourth quarter of 2002. This issue addresses the method by which retailers account for vendor allowances. As a result, the Company recorded a pre-tax charge of $28. This expense was offset by a corresponding pre-tax LIFO credit of $28.

Lease liabilities—store closing plans

In 2001 and 2000, the Company recorded pre-tax expenses of $20 and $67, respectively, for the present value of lease liabilities related to store closings. Sales at stores considered in these charges totaled $186, $236 and $377 in 2002, 2001 and 2000, respectively. Net operating income or loss from these stores cannot be determined on a separately identifiable basis. These liabilities were the result of two distinct, formalized plans that coordinated the closings of several locations over relatively short periods of time. The liabilities pertained primarily to stores acquired in the Fred Meyer merger, or to stores operated prior to the merger that were in close proximity to stores acquired in the merger, that were identified as under-performing stores. Therefore, liabilities were recorded for the anticipated closings of the stores. Due to the on-going consolidation in the industry, certain stores remained open to determine if performance could be improved. Final determination regarding these stores will be made in the first quarter of fiscal 2003. The following table summarizes the changes in the balances of the liabilities:

Balances at January 29, 2000	$—
Lease liabilities recorded	67
Payments	(10)

Balances at February 3, 2001	57
Lease liabilities recorded	20
Payments	(13)

Balances at February 2, 2002	64
Payments	(4)

Balances at February 1, 2003	$60

Excess energy purchase commitments

During March through May 2001, the Company entered into four separate commitments to purchase electricity from one of its utility suppliers in California. At the inception of the contracts, forecasted electricity usage indicated that it was probable that all of the electricity would be utilized in the operations of the Company. The Company, therefore, accounted for the contracts in accordance with the normal purchases and normal sales exception under SFAS No. 133, as amended, and no amounts were initially recorded in the financial statements related to these purchase commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

During the third quarter of 2001, the Company determined that one of the contracts, and a portion of a second contract, provided for supplies in excess of the Company’s expected demand for electricity. This precluded use of the normal purchases and normal sales exception under SFAS No. 133 for those contracts, and required the contracts to be marked to fair value through current-period earnings. The Company, therefore, recorded a pre-tax charge of $81 in the third quarter of 2001 to accrue liabilities for the estimated fair value of these contracts through December 2006. The remaining portion of the second contract was re-designated as a cash flow hedge of future purchases. The other two purchase commitments continue to qualify for the normal purchases and normal sales exception under SFAS No. 133.

SFAS No. 133 requires the excess contracts to be marked to fair value through current-period earnings each quarter. In 2002, the Company recorded net pre-tax income of $19 as a result of the market value adjustments of these excess contracts. Market value adjustments in the fourth quarter of 2001 resulted in a pre-tax charge of $2. During 2002 and 2001, the Company made net payments totaling $14 and $5, respectively, to settle the excess energy purchase commitments for 2002 and 2001. The following table summarizes the changes in the balances of the liabilities:

Balance at February 3, 2001	$—
Liabilities for excess purchase commitment recorded	81
Net payments for excess purchase commitments	(5)
Revaluation (increase in liabilities due to changes in forward market prices)	2

Balance at February 2, 2002	78
Net payments for excess purchase commitments	(14)
Revaluation (net decrease in liabilities due to changes in forward market prices)	(19)

Balance at February 1, 2003	$45

6. GOODWILL, NET

As described in Note 20, the Company adopted SFAS No. 142 on February 3, 2002. The transitional impairment review required by SFAS No. 142 resulted in a $26 pre-tax non-cash loss to write-off the jewelry store division goodwill based on its implied fair value. Impairment primarily resulted from the recent operating performance of the division and review of the division’s projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. This loss was recorded as a cumulative effect of an accounting change, net of a $10 tax benefit, in the first quarter of 2002.

The following table summarizes the changes in the Company’s net goodwill balance during 2002:

Balance at February 2, 2002	$3,594
Cumulative effect of an accounting change	(26)
Goodwill recorded	9
Reclassifications	(2)

Balance at February 1, 2003	$3,575

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table adjusts net earnings, net earnings per basic common share and net earnings per diluted common share for the adoption of SFAS No. 142. This reflects the elimination of goodwill amortization, and its tax effect, in 2001 and 2000, and the elimination of the cumulative effect of the accounting change, and its tax effect, in 2002.

	2002	2001	2000
Reported net earnings	$1,205	$1,043	$877
Add back:
Goodwill amortization (1)	—	91	91
Cumulative effect of accounting change (1)	16	—	—

Adjusted net earnings	1,221	1,134	968
Add back:
Extraordinary loss (1)	12	—	3

Adjusted earnings before extraordinary items	$1,233	$1,134	$971

Earnings per basic common share:
Reported net earnings	$1.55	$1.30	$1.07
Add back:
Goodwill amortization, net of income tax benefits (1)	—	0.11	0.11
Cumulative effect of accounting change (1)	0.02	—	—

Adjusted net earnings	1.57	1.41	1.18
Add back:
Extraordinary loss (1)	0.02	—	—

Adjusted earnings before extraordinary items (2)	$1.58	$1.41	$1.18

Earnings per diluted common share:
Reported net earnings	$1.52	$1.26	$1.04
Add back:
Goodwill amortization, net of income tax benefits (1)	—	0.11	0.11
Cumulative effect of accounting change (1)	0.02	—	—

Adjusted net earnings	1.54	1.37	1.15
Add back:
Extraordinary loss (1)	0.02	—	—

Adjusted earnings before extraordinary items	$1.56	$1.37	$1.15

(1)	Amounts are net of income tax benefits
(2)	Items may not accurately sum due to rounding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2002	2001
Land	$1,357	$1,241
Buildings and land improvements	3,947	3,398
Equipment	7,583	6,931
Leasehold improvements	3,176	2,816
Construction-in-progress	802	790
Leased property under capital leases	564	501

	17,429	15,677
Accumulated depreciation and amortization	(6,881)	(6,020)

Total	$10,548	$9,657

Accumulated depreciation for leased property under capital leases was $248 at February 1, 2003 and $256 at February 2, 2002.

Approximately $1,235 and $1,282, original cost, of Property, Plant and Equipment collateralized certain mortgages at February 1, 2003, and at February 2, 2002, respectively.

8. TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2002	2001	2000
Federal
Current	$299	$414	$338
Deferred	361	188	213

	660	602	551
State and local	80	66	77

	740	668	628

Tax benefit from extraordinary loss and cumulative effect of an accounting change	(17)	—	(2)

	$723	$668	$626

A reconciliation of the statutory federal rate and the effective rate follows:

	2002	2001	2000
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.6%	2.5%	3.3%
Non-deductible goodwill	0.0%	1.7%	3.9%
Other changes, net	(0.1)%	(0.1)%	(0.6)%

	37.5%	39.1%	41.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2002	2001
Current deferred tax assets:
Insurance related costs	$—	$62
Net operating loss carryforwards	20	20
Other	78	21

Total current deferred tax assets	98	103
Current deferred tax liabilities:
Compensation related costs	(39)	(74)
Insurance related costs	(18)	—
Inventory related costs	(80)	(81)

Total current deferred tax liabilities	(137)	(155)

Current deferred taxes, net included in other current liabilities	$(39)	$(52)

Long-term deferred tax assets:
Compensation related costs	$272	$191
Insurance related costs	26	26
Lease accounting	45	76
Net operating loss carryforwards	112	131
Other	45	58

	500	482
Valuation allowance	(150)	(152)

Long-term deferred tax assets, net	350	330
Long-term deferred tax liabilities:
Depreciation	(895)	(661)
Deferred income	(164)	(18)

Total long-term deferred tax liabilities	(1,059)	(679)

Long-term deferred taxes, net included in other long-term liabilities	$(709)	$(349)

At February 1, 2003, the Company had net operating loss carryforwards for federal income tax purposes of $363 that expire from 2010 through 2018. In addition, the Company had net operating loss carryforwards for state income tax purposes of $497 that expire from 2009 through 2022. The utilization of certain of the Company’s net operating loss carryforwards may be limited in a given year.

The portion of the Company’s valuation allowance for which subsequently recognized tax benefits would be applied to reduce goodwill is $150. Approximately $2 of state income tax net operating loss carryforwards that expired in 2002 were applied to the valuation allowance in 2002. This valuation allowance relates to the acquisition of Ralphs Grocery Company, by a subsidiary of the Company, in 1992.

At February 1, 2003, the Company had state Alternative Minimum Tax Credit carryforwards of $3. In addition, the Company had other state credits of $21, which expire from 2004 through 2013. The utilization of certain of the Company’s credits may be limited in a given year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9. DEBT OBLIGATIONS

Long-term debt consists of:

	2002	2001
Senior Credit Facility	$—	$948
Credit Agreements	51	420
5.50% to 11.25% Senior Notes and Debentures due through 2031	7,224	5,891
4.01% to 10.50% mortgages due in varying amounts through 2017	504	496
Other	275	682

Total debt	8,054	8,437
Less current portion	(329)	(410)

Total long-term debt	$7,725	$8,027

In conjunction with the acquisitions of QFC and Ralphs/Food 4 Less in March of 1998, Fred Meyer entered into new financing arrangements that refinanced a substantial portion of Fred Meyer’s debt. The Senior Credit Facility provided for a $1,875 five-year revolving credit agreement and a five-year term note. During 2000, the term note was retired. In May of 2002, the Company terminated the $1,875 facility and replaced it with the $700 five-year facility described below. In addition to the $1,875 Senior Credit Agreement, the Company also had an $812.5 Five-Year credit agreement and an $812.5 364-Day Credit Agreement as of February 2, 2002. The Company terminated the $812.5 364-Day facility in May of 2002 and replaced it with the $1,250 364-Day facility described below.

As of February 1, 2003, the Company had an $812.5 Five-Year Credit Agreement, a $700 Five-Year Credit Agreement and a $1,250 364-Day Credit Agreement. The $812.5 five-year facility terminates on May 23, 2006, unless extended or earlier terminated by the Company. The $700 five-year facility terminates on May 22, 2007, unless extended or earlier terminated by the Company. The 364-Day facility terminates on May 22, 2003, unless extended, converted into a one-year term loan, or earlier terminated by the Company. Borrowings under these credit agreements bear interest at the option of the Company at a rate equal to either (i) the highest, from time to time of (A) the base rate of Citibank, N.A., (B) ½% over a moving average of secondary market morning offering rates for three-month certificates of deposit adjusted for reserve requirements, and (C) ½% over the federal funds rate or (ii) an adjusted Eurodollar rate based upon the London Interbank Offered Rate (“Eurodollar Rate”) plus an Applicable Margin. In addition, the Company pays a Facility Fee in connection with these credit agreements. Both the Applicable Margin and the Facility Fee vary based upon the Company’s achievement of a financial ratio or credit rating. At February 1, 2003, the Applicable Margin for the 364-Day facility was .625% and for the five-year facilities was .60%. The Facility Fee for the 364-Day facility was .125% and for the five-year facilities was .15%. The credit agreements contain covenants, which among other things, require the maintenance of certain financial ratios, including fixed charge coverage and leverage ratios. The Company may prepay the credit agreements in whole or in parts, at any time, without a prepayment penalty. The weighted average interest rate on the amounts outstanding under the credit agreements was 1.81% and 2.65% at February 1, 2003, and February 2, 2002, respectively.

At February 1, 2003, the Company also maintained a $75 money market line. In addition to credit agreement borrowings, borrowings under the money market line and some outstanding letters of credit reduce funds available under the Company’s credit agreements. At February 1, 2003, these letters of credit totaled $258. The Company had no borrowings under the money market line at February 1, 2003. The Company’s credit agreement borrowings have been classified as long-term borrowings because the Company expects that these borrowings will be refinanced using the same type of securities. The Company has the ability to refinance these borrowings on a long-term basis, and has presented the amounts accordingly. The money market line borrowings allow the Company to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the Company’s credit agreements.

At February 1, 2003, the amount of outstanding credit agreement borrowings was unusually low, relative to the amount of outstanding Senior Notes, due primarily to the issuance of $500 Senior Notes in late January of 2003. The proceeds of this issuance were used to temporarily reduce amounts outstanding under the Company’s credit agreements prior to the purchase, on February 28, 2003, of assets totaling $202 that were financed under a synthetic lease at February 1, 2003, and the repayment of $250 Senior Notes on March 3, 2003. The asset purchase and note repayments were funded primarily by credit agreement borrowings. The synthetic lease is more fully described in Note 12.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

All of the Company’s outstanding public debt is subject to early redemption at varying times and premiums, at the option of the Company. In addition, subject to certain conditions, some of the Company’s publicly issued debt will be subject to redemption, in whole or in part, at the option of the holder upon the occurrence of a redemption event, upon not less than five days’ notice prior to the date of redemption, at a redemption price equal to the default amount, plus a specified premium. “Redemption Event” is defined in the indentures as the occurrence of (i) any person or group, together with any affiliate thereof, beneficially owning 50% or more of the voting power of the Company or (ii) any one person or group, or affiliate thereof, succeeding in having a majority of its nominees elected to the Company’s Board of Directors, in each case, without the consent of a majority of the continuing directors of the Company.

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2002, for the years subsequent to 2002 are:

2003	$ 329
2004	$ 291
2005	$ 799
2006	$ 540
2007	$ 590
Thereafter	$ 5,505

The extraordinary losses in 2002 and 2000 related to premiums paid to retire early certain indebtedness and the write-off of related deferred financing costs.

10. FINANCIAL INSTRUMENTS

Interest Rate Risk Management

The Company historically has used derivatives to manage its exposure to changes in interest rates. The interest differential to be paid or received is accrued as interest expense. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which became effective for the Company on February 4, 2001, defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. Adoption of this standard resulted in the Company recording a liability of $9, primarily related to interest rate swaps designated as cash flow hedges, with a corresponding charge recorded as other comprehensive loss, net of income tax benefits. In accordance with SFAS No. 133, the Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Other comprehensive income is reclassified into current period earnings when the hedged transaction affects earnings. Changes in the fair value of derivative instruments designated as fair value hedges, along with corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current period earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The table below summarizes the outstanding interest rate swaps designated as hedges as of February 1, 2003, and February 2, 2002. The variable component of each interest rate swap outstanding at February 1, 2003, was based on LIBOR as of February 1, 2003. The variable component of each interest rate swap outstanding at February 2, 2002, was based on LIBOR as of February 2, 2002.

	2002		2001
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$1,673	$723	$1,173	$923
Duration in years	5.15	0.76	4.42	1.91
Average variable rate	3.69%	1.36%	5.06%	1.92%
Average fixed rate	7.25%	3.02%	7.46%	3.14%

In the first quarter of fiscal 2003, the Company reconfigured a portion of its interest rate derivative portfolio by terminating six of its pay-variable interest rate, received-fixed interest swap agreements (the “Old Agreements”) and initiating six new pay-variable interest rate, received-fixed interest swap agreements, with notional amounts totaling $1,500, maturing from 2005 through 2008. The Company received proceeds totaling $138 as a result of the termination of the Old Agreements. The table below provides an illustration of the Company’s interest rate derivatives portfolio, had the changes made to its portfolio in the first quarter of 2003 been effective as of February 1, 2003. The variable component of each interest rate swap was based on LIBOR as of February 1, 2003.

	2002
	Pay Floating	Pay Fixed
Notional amount	$1,750	$723
Duration in years	3.08	0.76
Average variable rate	5.74%	1.36%
Average fixed rate	7.38%	3.02%

In addition, the Company has an interest rate collar on a notional amount of $300 and a maturity date of July 24, 2003. Every three months, actual three month LIBOR is reviewed and the collar has the following impact on the Company for the notional amount:

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

Commodity Price Protection

The Company enters into purchase commitments for various resources, including raw materials utilized in its manufacturing facilities and energy to be used in its stores, manufacturing facilities and administrative offices. The Company enters into commitments expecting to take delivery of and to utilize those resources in the conduct of normal business. Those commitments for which the Company expects to utilize or take delivery in a reasonable amount of time in the normal course of business qualify as normal purchases and normal sales. For any commitments for which the Company does not expect to take delivery and, as a result, will require net settlement, the contracts are marked to fair value on a quarterly basis.

As described in Note 5, the Company recorded a pre-tax loss of $81 in the third quarter 2001, to accrue liabilities for the estimated fair values of energy contracts that no longer qualified for the normal purchases and normal sales exception.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar issues. If quoted market prices are not available, the fair value is based on the net present value of future cash flows using the forward interest rate yield curve in effect at the respective year-ends. The carrying value of $51 of long-term debt outstanding under the Company’s credit agreements approximates fair value.

Interest Rate Protection Agreements

The fair value of these agreements is based on the net present value of the future cash flows using the forward interest rate yield curve in effect at the respective year-ends.

Commodity Price Protection

The fair value of the excess energy purchase commitments is based on the net present value of future cash flows using forward market prices for electricity in California in effect at the respective year-ends.

The estimated fair values of the Company’s financial instruments are as follows:

	2002		2001
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term investments for which it is
Practicable	$111	$122	$122	$135
Not Practicable	$15	$—	$25	$—
Debt for which it is
Practicable	$(8,164)	$(8,812)	$(7,773)	$(8,197)
Not Practicable	$—	$—	$(664)	$—
Interest Rate Protection Agreements
Receive variable swaps	$(9)	$(9)	$—	$—
Receive fixed swaps	$110	$110	$(18)	$(18)
Interest rate collar	$(6)	$(6)	$(11)	$(11)
Commodity Price Protection Arrangements	$(72)	$(72)	$(120)	$(120)

The use of different assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company actually could realize. In addition, the Company is not subjected to a concentration of credit risk related to these instruments.

The investments for which it was not practicable to estimate fair value relate primarily to investments, at cost, in an online business-to-business retail exchange. The investment in the retail exchange is evaluated for impairment based on the retail exchange’s business plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12. LEASES

The Company operates primarily in leased facilities. Lease terms generally range from 10 to 20 years with options to renew for varying terms. Terms of certain leases include escalation clauses, percentage rents based on sales, or payment of executory costs such as property taxes, utilities, or insurance and maintenance. Rent expense for leases with escalation clauses, capital improvement funding and other lease concessions is accounted for on a straight-line basis over the minimum lease term. Portions of certain properties are subleased to others for periods generally ranging from one to 20 years.

Rent expense (under operating leases) consists of:

	2002	2001	2000
Minimum rentals	$739	$718	$719
Contingent payments	10	14	16
Sublease income	(93)	(82)	(88)

	$656	$650	$647

Minimum annual rentals for the five years subsequent to 2002 and in the aggregate are:

	Capital Leases	Operating Leases
2003	$70	$776
2004	66	744
2005	64	702
2006	62	653
2007	58	596
Thereafter	502	4,596

	822	$8,067

Less estimated executory costs included in capital leases	(8)

Net minimum lease payments under capital leases	814
Less amount representing interest	(404)

Present value of net minimum lease payments under capital leases	$410

Total future minimum rentals under noncancellable subleases at February 1, 2003, were $377.

Additionally, as of February 1, 2003, the Company was a party to a financing transaction related to 16 properties that were constructed for total costs of approximately $202. Under the terms of the financing transaction, which was structured as a synthetic lease, a special purpose trust owned the properties and leased them to subsidiaries of the Company. The lease had a term of five years, which expired on February 28, 2003. The owner of the special purpose trust made a substantive residual equity investment. The transaction, therefore, was accounted for as an operating lease and the related costs were reported as rent expense. The Company purchased the assets for total costs of $202 when the lease expired.

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

	For the year ended February 1, 2003			For the year ended February 2, 2002			For the year ended February 3, 2001
	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Basic EPS	$1,233	779	$1.58	$1,043	804	$1.30	$880	823	$1.07
Dilutive effect of stock option awards and warrants	—	12		—	21		—	23

Diluted EPS	$1,233	791	$1.56	$1,043	825	$1.26	$880	846	$1.04

At February 1, 2003, February 2, 2002, and February 3, 2001, there were options outstanding for approximately 25.0, 13.9 and 9.6 shares of common stock, respectively, that were excluded from the computation of diluted EPS. These shares were excluded because their inclusion would have had an anti-dilutive effect on EPS.

14. STOCK OPTION PLANS

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. All awards become immediately exercisable upon certain changes of control of the Company.

The Company grants options for common stock to employees under various plans, as well as to its non-employee directors, at an option price equal to the fair market value of the stock at the date of grant. In addition to cash payments, the plans generally provide for the exercise of options by exchanging issued shares of stock of the Company. At February 1, 2003, approximately 12.9 shares of common stock were available for future options under these plans. Options generally will expire 10 years from the date of grant. Options vest in one year to five years from the date of grant or, for certain options, the earlier of the Company’s stock reaching certain pre-determined market prices or nine years and six months from the date of grant.

In addition to the stock options described above, the Company also awards restricted stock to employees under various plans. The restrictions on these awards generally lapse in one year to five years from the date of the awards and expense is recognized over the lapsing cycle. The Company generally records expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the date of award. For approximately 1.0 shares of restricted stock that vested based on the achievement of synergy goals established in connection with the Fred Meyer merger, the Company recorded expense in an amount equal to the fair market value of the underlying stock on the date the synergy goals were achieved. The Company issued approximately 1.1, 0.4 and 0.5 shares of restricted stock in 2002, 2001 and 2000, respectively. As of February 1, 2003, approximately 1.2 shares of common stock were available for future restricted stock awards. Compensation expense included in net earnings for restricted stock awards totaled approximately $6, $8 and $10, after-tax, in 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Changes in options outstanding under the stock option plans, excluding restricted stock awards, were:

	Shares subject to option	Weighted average exercise price
Outstanding, year-end 1999	66.0	$12.75
Granted	7.6	$16.77
Exercised	(8.2)	$7.15
Canceled or Expired	(2.0)	$20.68

Outstanding, year-end 2000	63.4	$13.68

Granted	6.1	$24.43
Exercised	(8.8)	$8.08
Canceled or Expired	(1.0)	$21.33

Outstanding, year-end 2001	59.7	$15.48

Granted	14.5	$18.53
Exercised	(6.8)	$6.27
Canceled or Expired	(1.2)	$22.31

Outstanding, year-end 2002	66.2	$16.97

A summary of options outstanding and exercisable at February 1, 2003 follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
		(In years)
$ 3.57 – $ 6.38	9.4	1.80	$6.02	9.4	$6.02
$ 6.47 – $ 10.38	8.5	3.21	$9.76	8.5	$9.76
$ 10.46 – $ 14.93	13.5	7.54	$14.33	5.7	$13.51
$ 15.26 – $ 23.00	20.1	7.13	$20.23	8.6	$19.44
$ 23.88 – $ 31.91	14.7	7.08	$26.07	7.9	$26.43

$ 3.57 – $ 31.91	66.2	5.94	$16.97	40.1	$14.78

If compensation cost for the Company’s stock option plans had been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and diluted earnings per common share would have been reduced to the pro forma amounts below:

	2002		2001		2000
	Actual	Pro Forma	Actual	Pro Forma	Actual	Pro Forma
Net earnings	$1,205	$1,164	$1,043	$1,004	$877	$841
Earnings per diluted common share	$1.52	$1.47	$1.26	$1.22	$1.04	$0.99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on historical assumptions shown in the table below. These amounts reflected in this pro forma disclosure are not indicative of future amounts. The following table reflects the assumptions used for grants awarded in each year to option holders:

	2002	2001	2000
Weighted average expected volatility (based on historical volatility)	29.72%	29.07%	27.69%
Weighted average risk-free interest rate	4.40%	3.93%	4.88%
Expected term	8.4 years	8.3 years	8.1 years

The weighted average fair value of options granted during 2002, 2001 and 2000 was $8.49, $10.68 and $7.48, respectively.

The increase in the number of options granted in 2002, versus the number of options granted in 2001, was due primarily to a general grant of approximately 3.8 employee stock options to management and support employees, and approximately 3.9 options to executives including senior officers and division presidents, that was approved by the Compensation Committee of the Board of Directors on December 12, 2002. This grant replaced an expected grant in May of 2003 and was accelerated to secure the continued alignment of employee interests with those of the shareholders as the Strategic Growth Plan is implemented. The Committee also made awards of restricted stock to senior officers and division presidents in recognition of their vital role in a challenging operating environment. The restrictions on these shares will lapse after three years, assuming the recipients’ continued employment with the Company during that period.

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

Purchase Commitment—The Company indirectly owns a 50% interest in the Santee Dairies, Inc. (“Santee”) and has a product supply arrangement with Santee that requires the Company to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon Fred Meyer’s acquisition of Ralphs/Food 4 Less, Santee became a duplicate facility. The joint venture is managed independently and has a board composed of an equal number of members from each partner, plus one independent member. When there is a split vote, this member generally votes with the other partner. The other partner has filed suit against the Company claiming, among other things, that the Company is obligated to purchase all of the requirements of fluid milk for its Ralphs and Food 4 Less divisions from Santee as opposed to minimum gallons.

Guarantees—The Company periodically enters into real estate joint ventures in connection with the development of certain properties. The Company usually sells its interests in such partnerships upon completion of the projects. As of February 1, 2003, the Company was a partner with 50% ownership in two real estate joint ventures and guaranteed approximately $8 of debt incurred by the ventures. Based on the covenants underlying this indebtedness as of February 1, 2003, it is unlikely that the Company will be responsible for repayment of these obligations. The Company has also guaranteed approximately $5 of promissory notes of a third real estate partnership. The Company believes that it is reasonably possible that the Company will be required to fund most of this obligation when the notes mature in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Assignments—The Company is contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. The Company could be required to assume leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of the Company’s assignments among third parties, and various other remedies available, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote.

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

17. STOCK

Preferred Stock

The Company has authorized 5 shares of voting cumulative preferred stock; 2 were available for issuance at February 1, 2003. Fifty thousand shares have been designated as “Series A Preferred Shares” and are reserved for issuance under the Company’s warrant dividend plan. The stock has a par value of $100 and is issuable in series.

Common Stock

The Company has authorized 1,000 shares of common stock, $1 par value per share. On May 20, 1999, the shareholders authorized an amendment to the Amended Articles of Incorporation to increase the authorized shares of common stock from 1,000 to 2,000 when the Board of Directors determines it to be in the best interest of the Company.

Common Stock Repurchase Program

In December of 1999, the Company began a program to repurchase common stock to reduce dilution resulting from its employee stock option plans. This program is solely funded by proceeds from stock option exercises, including the tax benefit. The Company also repurchases common stock under programs approved by the Board of Directors (“Board”). During fiscal 2000, the Company made open market purchases of approximately $43 under the stock option program and $539 under a Board approved $750 repurchase program. On March 1, 2001, the Board authorized the repurchase of an incremental $1,000 of Kroger common stock. This repurchase program was in addition to the $750 stock buyback authorized in 2000. During fiscal 2001, the Company made open market purchases of approximately $180 under the stock option program and $209 to complete the $750 program. The Company also made open market purchases of $343 under the $1,000 authorization. During fiscal 2002, the Company made open market purchases of approximately $657 to complete the $1,000 program. Effective December 10, 2002, the Board authorized a new stock repurchase program totaling $500. The Company made open market purchases of $63 under this plan in 2002. The Company also reacquired approximately $71 under the stock option program in fiscal 2002. Purchases of stock under the Board approved repurchase programs are made when the expected return exceeds the Company’s cost of capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Information with respect to change in benefit obligation, change in plan assets, net amounts recognized at end of year, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$1,357	$1,169	$298	$264
Service cost	78	65	13	11
Interest cost	107	96	24	20
Plan participants’ contributions	—	—	7	6
Amendments	—	—	—	2
Actuarial loss	215	97	29	15
Benefits paid	(91)	(70)	(19)	(20)

Benefit obligation at end of year	$1,666	$1,357	$352	$298

Change in plan assets:
Fair value of plan assets at beginning of year	$1,275	$1,444	$—	$—
Actual return on plan assets	(99)	(102)	—	—
Employer contribution	4	3	12	14
Plan participants’ contributions	—	—	7	6
Benefits paid	(91)	(70)	(19)	(20)

Fair value of plan assets at end of year	$1,089	$1,275	$—	$—

Pension plan assets include $109 and $148 of common stock of The Kroger Co. at February 1, 2003, and at February 2, 2002, respectively.

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Net liability recognized at end of year:
Funded status at end of year	$(577)	$(82)	$(352)	$(298)
Unrecognized actuarial (gain) loss	476	30	(10)	(47)
Unrecognized prior service cost	20	23	(14)	(16)
Unrecognized net transition (asset) obligation	(3)	(4)	1	1

Net liability recognized at end of year	$(84)	$(33)	$(375)	$(360)

Prepaid benefit cost	$2	$4	$—	$—
Accrued benefit liability	(86)	(37)	(375)	(360)
Additional minimum liability	(307)	—	—	—
Intangible asset	20	—	—	—
Accumulated other comprehensive income	287	—	—	—

Net liability recognized at end of year	$(84)	$(33)	$(375)	$(360)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	Pension Benefits		Other Benefits
Weighted average assumptions	2002	2001	2002	2001
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	9.50%	9.50%
Rate of compensation increase	3.50%	3.75%

For measurement purposes, a 10 percent initial annual rate of increase, and a five percent ultimate annual rate of increase, in the per capita cost of other benefits were assumed for 2002 and 2001.

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
Components of net periodic benefit cost:
Service cost	$78	$65	$36	$13	$11	$9
Interest cost	107	96	90	24	20	19
Expected return on plan assets	(134)	(131)	(120)	—	—	—
Amortization of:
Transition asset	(1)	—	(1)	—	—	—
Prior service cost	3	4	4	(2)	(3)	—
Actuarial (gain) loss	2	(5)	(10)	(2)	(3)	(2)
Curtailment credit	—	—	—	—	—	(4)

Net periodic benefit cost	$55	$29	$(1)	$33	$25	$22

The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for all company-sponsored pension plans, and well as for the company-sponsored plans with an ABO in excess of plan assets. Plans with an ABO in excess of plan assets as of year-end 2001 related exclusively to the Company’s nonqualified, excess retirement benefit plan (“Nonqualified Plan”) which is not funded due to unfavorable tax treatment. As of year-end 2002, the PBO, ABO and fair value of plan assets related to the Nonqualified Plan were $71, $59 and $0, respectively.

	2002		2001
	All Plans	Plans with ABO in excess of plan assets	All Plans	Plans with ABO in excess of plan assets
PBO at end of year	$1,666	$1,666	$1,357	$57
ABO at end of year	$1,480	$1,480	$1,213	$47
Fair value of plan assets at end of year	$1,089	$1,089	$1,275	$—

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	5	(4)
Effect on postretirement benefit obligation	37	(31)

On February 18, 2003, the Company made a cash contribution of $100 million to its pension plans. Approximately 50% of this contribution was required minimum funding for 2002 that was not required to be funded until September of 2003. The remaining 50% of the contribution was discretionary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company also administers certain defined contribution plans for eligible union and non-union employees. The cost of these plans for 2002, 2001 and 2000 was $20, $19 and $45, respectively.

The Company participates in various multi-employer plans for substantially all union employees. The Company is required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based upon a fixed amount for each year of service. Contributions for 2002, 2001 and 2000 were $153, $114 and $103, respectively. A decline in the value of assets held by these plans, caused by performance of the investments in the financial markets in recent years, is likely to result in higher contributions to these plans and to create challenges in collective bargaining. Moreover, if the Company exits markets, it may be required to pay a potential withdrawal liability if the plans were underfunded at the time of withdrawal. However, the Company is unable to determine the potential amount of liability at this time. Any adjustments will be recorded when it is probable that a liability exists and it is determined that markets will be exited.

19. RELATED-PARTY TRANSACTIONS

The Company had a management agreement for management and financial services with The Yucaipa Companies (“Yucaipa”), whose managing general partner became Chairman of the Executive Committee of the Board, effective May 27, 1999, but who resigned from the Board of Directors on January 8, 2001.

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

20. RECENTLY ISSUED ACCOUNTING STANDARDS

EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” became effective for the Company on January 1, 2003. This issue addresses the appropriate accounting for consideration received from a vendor. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. Historically, the Company recognized those allowances as they were earned, based on the fulfillment of the related obligations of the contract. This accounting treatment was consistent with generally accepted accounting principles. For all contracts entered or modified after January 1, 2003, the Company has recognized prospectively, and will continue to recognize, vendor allowances when the related merchandise is sold, in accordance with Issue 02-16. Net earnings were not affected by the adoption of Issue No. 02-16. Adoption of Issue No. 02-16 resulted in a $28 pre-tax charge that was included in merchandise costs in 2002. This expense was offset by a corresponding $28 pre-tax LIFO credit that was also included in merchandise costs in 2002.

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

The Company adopted SFAS No. 142 on February 3, 2002. Accordingly, the Company performed a transitional impairment review of its goodwill. Goodwill totaled $3,594 as of February 3, 2002. The review was performed at the operating division level. Generally, fair value represented a multiple of earnings, or discounted projected future cash flows. Impairment was indicated when the carrying value of a division, including goodwill, exceeded its fair value. The Company determined that the carrying value of the jewelry store division, which included $26 of goodwill, exceeded its fair value. Impairment was not indicated for the goodwill associated with the other operating divisions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The fair value of the jewelry store division was subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill. As a result of this analysis, the Company determined that the jewelry store division goodwill was entirely impaired. Impairment primarily resulted from the recent operating performance of the division and review of the division’s projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. Accordingly, the Company recorded a $16 charge, net of a $10 tax benefit, as a cumulative effect of an accounting change in the first quarter of 2002. The Company’s annual impairment test was performed in the fourth quarter of 2002. No impairment was indicated as a result of the fourth quarter 2002, review.

SFAS No. 143, “Asset Retirement Obligations,” was issued by the FASB in August of 2001. This standard addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective for the Company on February 2, 2003. Adoption of this standard did not have a material effect on the Company’s financial statements.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued by the FASB in August of 2001. This standard replaces SFAS No. 121 and APB No. 30 and amends APB No. 51. SFAS No. 144 became effective for the Company on February 3, 2002. Adoption of this standard did not have a material effect on the Company’s financial statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued by the FASB in April of 2002. SFAS No. 145 became effective for the Company on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 in the first quarter of 2003 will require the Company to reclassify the debt extinguishments recorded as extraordinary items in 2002 and 2000 as interest expense in the respective years.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued by the FASB in June of 2002. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. All closed store liabilities related to exit or disposal activities initiated after December 31, 2002, have been and will continue to be accounted for accordingly. Adoption of this Statement did not have a material effect on the Company’s financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of SFAS No. 123,” was issued by the FASB in December of 2002. SFAS No. 148 addresses the transition methods that can be followed by companies that elect to adopt the provisions of SFAS No. 123. SFAS No. 148 also mandates certain annual and interim disclosures that are incremental to those required by SFAS No. 123. The provisions of SFAS No. 148 became effective for the Company in 2002. The additional disclosures required by SFAS No. 148 are included in Note 1.

FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued by the FASB in November of 2002. FIN 45 addresses a guarantor’s accounting for, and disclosure of, the issuance of some guarantees. The provisions of FIN 45 relating to initial recognition and measurement are effective on a prospective basis for guarantees issued or modified after December 31, 2002. These provisions did not have a material effect on the Company’s financial statements in fiscal 2002. The disclosure requirements of FIN 45 became effective for the Company in fiscal 2002 and are summarized in Note 15. Any future guarantees issued by the Company will be accounted for in compliance with this Interpretation.

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued by the FASB in January of 2003. FIN 46 provides guidance relating to the identification of, and financial reporting for, variable-interest entities, as defined in the Interpretation. FIN 46 is effective for all variable-interest entities created after January 31, 2003. For any variable-interest entities created prior to February 1, 2003, FIN 46 will become effective for the Company on August 17, 2003. The Company is analyzing its structured financing arrangements, joint ventures and partnerships to determine the effect this Interpretation will have on its financial statements. If the Company is required to consolidate any entity, the Company anticipates that such consolidation will not have a material effect on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

21. GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of its subsidiaries (the “Guarantor Subsidiaries”). At February 1, 2003, a total of approximately $7.2 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow, and equity. Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below, but rather is included in the column labeled “Guarantor Subsidiaries.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following tables present summarized financial information as of February 1, 2003, and February 2, 2002 and for the three years ended February 1, 2003.

Condensed Consolidating

Balance Sheets

As of February 1, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$43	$128	$—	$171
Receivables	156	521	—	677
Net inventories	397	3,778	—	4,175
Prepaid and other current assets	279	264	—	543

Total current assets	875	4,691	—	5,566
Property, plant and equipment, net	1,156	9,392	—	10,548
Goodwill, net	21	3,554	—	3,575
Fair value interest rate hedges	110	—	—	110
Other assets	619	(316)	—	303
Investment in and advances to subsidiaries	12,086	—	(12,086)	—

Total Assets	$14,867	$17,321	$(12,086)	$20,102

Current liabilities
Current portion of long-term debt including obligations under capital leases	$342	$10	$—	$352
Accounts payable	179	3,099	—	3,278
Other current liabilities	1,468	510	—	1,978

Total current liabilities	1,989	3,619	—	5,608
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,763	349	—	8,112
Adjustment to reflect fair value interest rate hedges	110	—	—	110

Long-term debt including obligations under capital leases	7,873	349	—	8,222
Other long-term liabilities	1,155	1,267	—	2,422

Total Liabilities	11,017	5,235	—	16,252

Shareowners’ Equity	3,850	12,086	(12,086)	3,850

Total Liabilities and Shareowners’ equity	$14,867	$17,321	$(12,086)	$20,102

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating

Statements of Earnings

For the Year ended February 1, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,545	$46,100	$(885)	$51,760
Merchandise costs, including warehousing and transportation	5,254	33,389	(833)	37,810

Gross profit	1,291	12,711	(52)	13,950
Operating, general and administrative	1,230	8,388	—	9,618
Rent	164	544	(52)	656
Depreciation and amortization	86	1,001	—	1,087
Merger-related costs, restructuring charges and related items	10	6	—	16

Operating profit (loss)	(199)	2,772	—	2,573
Interest expense	(564)	(36)	—	(600)
Equity in earnings of subsidiaries	1,694	—	(1,694)	—

Earnings before tax expense	931	2,736	(1,694)	1,973
Tax expense (benefit)	(286)	1,026	—	740

Earnings before extraordinary loss and cumulative effect of an accounting change	1,217	1,710	(1,694)	1,233
Extraordinary loss, net of income tax benefit	(12)	—	—	(12)

Earnings before cumulative effect of an accounting change	1,205	1,710	(1,694)	1,221
Cumulative effect of an accounting change	—	(16)	—	(16)

Net earnings	$1,205	$1,694	$(1,694)	$1,205

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating

Statements of Earnings

For the Year ended February 2, 2002

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$7,013	$43,948	$(863)	$50,098
Merchandise costs, including warehousing and transportation	5,579	31,630	(811)	36,398

Gross profit	1,434	12,318	(52)	13,700
Operating, general and administrative	1,409	8,074	—	9,483
Rent	168	534	(52)	650
Depreciation and amortization	76	1,000	—	1,076
Merger-related costs, restructuring charges and related items	132	––	—	132

Operating profit (loss)	(351)	2,710	—	2,359
Interest expense	(604)	(44)	—	(648)
Equity in earnings of subsidiaries	1,625	—	(1,625)	—

Earnings before tax expense	670	2,666	(1,625)	1,711
Tax expense (benefit)	(373)	1,041	—	668

Earnings before extraordinary loss and cumulative effect of an accounting change	1,043	1,625	(1,625)	1,043
Extraordinary loss, net of income tax benefit	—	—	—	—

Earnings before cumulative effect of an accounting change	1,043	1,625	(1,625)	1,043
Cumulative effect of an accounting change	—	—	—	—

Net earnings	$1,043	$1,625	$(1,625)	$1,043

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating

Statements of Earnings

For the Year ended February 3, 2001

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,712	$43,047	$(759)	$49,000
Merchandise costs, including warehousing and transportation	5,314	31,197	(707)	35,804

Gross profit	1,398	11,850	(52)	13,196
Operating, general and administrative	1,073	8,079	—	9,152
Rent	161	538	(52)	647
Depreciation and amortization	91	917	—	1,008
Merger-related costs, restructuring charges and related items	179	27	—	206

Operating profit (loss)	(106)	2,289	—	2,183
Interest expense	(625)	(50)	—	(675)
Equity in earnings of subsidiaries	1,304	—	(1,304)	—

Earnings before tax expense	573	2,239	(1,304)	1,508
Tax expense (benefit)	(307)	935	—	628

Earnings before extraordinary loss and cumulative effect of an accounting change	880	1,304	(1,304)	880
Extraordinary loss, net of income tax benefit	(3)	—	—	(3)

Earnings before cumulative effect of an accounting change	887	1,304	(1,304)	887
Cumulative effect of an accounting change	—	—	—	—

Net earnings	$887	$1,304	$(1,304)	$887

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating

Statements of Cash Flows

For the Year ended February 1, 2003

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$2,171	$1,012	$3,183

Cash flows from investing activities:
Capital expenditures	(173)	(1,718)	(1,891)
Other	51	(67)	(16)

Net cash used by investing activities	(122)	(1,785)	(1,907)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,353	—	1,353
Reductions in long-term debt	(1,702)	(55)	(1,757)
Proceeds from issuance of capital stock	41	—	41
Capital stock reacquired	(785)	—	(785)
Other	(25)	(93)	(118)
Net change in advances to subsidiaries	(913)	913	—

Net cash provided (used) by financing activities	(2,031)	765	(1,266)

Net (decrease) increase in cash and temporary cash investments	18	(8)	10
Cash and temporary investments:
Beginning of year	25	136	161

End of year	$43	$128	$171

Condensed Consolidating

Statements of Cash Flows

For the Year ended February 2, 2002

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,237	$1,110	$2,347

Cash flows from investing activities:
Capital expenditures	(174)	(1,739)	(1,913)
Other	74	(75)	(1)

Net cash used by investing activities	(100)	(1,814)	(1,914)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,368	—	1,368
Reductions in long-term debt	(1,100)	(37)	(1,137)
Proceeds from issuance of capital stock	72	—	72
Capital stock reacquired	(732)	—	(732)
Other	(242)	238	(4)
Net change in advances to subsidiaries	(503)	503	—

Net cash provided (used) by financing activities	(1,137)	704	(433)

Net (decrease) increase in cash and temporary cash investments	—	—	—
Cash and temporary investments:
Beginning of year	25	136	161

End of year	$25	$136	$161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Condensed Consolidating

Statements of Cash Flows

For the Year ended February 3, 2001

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,242	$1,117	$2,359

Cash flows from investing activities:
Capital expenditures	(85)	(1,538)	(1,623)
Other	20	2	22

Net cash used by investing activities	(65)	(1,536)	(1,601)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	838	—	838
Reductions in long-term debt	(1,269)	(70)	(1,339)
Proceeds from issuance of capital stock	57	—	57
Capital stock reacquired	(581)	—	(581)
Other	(73)	220	147
Net change in advances to subsidiaries	(154)	154	—

Net cash provided (used) by financing activities	(1,182)	304	(878)

Net (decrease) increase in cash and temporary cash investments	(5)	(115)	(120)
Cash and temporary investments:
Beginning of year	30	251	281

End of year	$25	$136	$161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONCLUDED

23. QUARTERLY DATA (UNAUDITED)

2002	Quarter				Total Year (52 weeks)
	First (16 weeks)	Second (12 weeks)	Third (12 weeks)	Fourth (12 weeks)
Sales	$15,667	$11,927	$11,696	$12,470	$51,760
Gross profit	$4,138	$3,189	$3,211	$3,412	$13,950
Earnings before extraordinary loss and cumulative effect of an accounting change	$324	$273	$255	$381	$1,233
Extraordinary loss (1)	(3)	(9)	—	—	(12)

Earnings before cumulative effect of accounting change	$321	$264	$255	$381	$1,221
Cumulative effect of an accounting change (1)	(16)	—	—	—	(16)

Net earnings	$305	$264	$255	$381	$1,205
Earnings per basic common share:
Earnings before extraordinary loss	$0.41	$0.35	$0.33	$0.50	$1.58
Extraordinary loss (1)	—	(0.01)	—	—	(0.02)
Cumulative effect of accounting change (1)	(0.02)	—	—	—	(0.02)

Net earnings per basic common share	$0.38	$0.34	$0.33	$0.50	$1.55
Average number of shares used in basic calculation	793	786	770	761	779
Earnings per diluted common share:
Earnings before extraordinary loss	$0.40	$0.34	$0.33	$0.50	$1.56
Extraordinary loss (1)	—	(0.01)	—	—	(0.02)
Cumulative effect of accounting change (1)	(0.02)	—	—	—	(0.02)

Net earnings per diluted common share	$0.38	$0.33	$0.33	$0.50	$1.52
Average number of shares used in diluted calculation	809	800	779	769	791

2001	Quarter				Total Year (52 weeks)
	First (16 weeks)	Second (12 weeks)	Third (12 weeks)	Fourth (12 weeks)
Sales	$15,102	$11,485	$11,382	$12,129	$50,098
Gross profit	$4,068	$3,155	$3,117	$3,360	$13,700
Earnings before extraordinary loss	$304	$256	$133	$350	$1,043
Extraordinary loss (1)	—	—	—	—	—

Net earnings	$304	$256	$133	$350	$1,043
Earnings per basic common share:
Earnings before extraordinary loss	$0.37	$0.32	$0.17	$0.44	$1.30
Extraordinary loss (1)	—	—	—	—	—

Net earnings per basic common share	$0.37	$0.32	$0.17	$0.44	$1.30
Average number of shares used in basic calculation	812	805	801	797	804
Earnings per diluted common share:
Earnings before extraordinary loss	$0.36	$0.31	$0.16	$0.43	$1.26
Extraordinary loss (1)	—	—	—	—	—

Net earnings per diluted common share	$0.36	$0.31	$0.16	$0.43	$1.26
Average number of shares used in diluted calculation	833	827	821	815	825

Note: Certain per share amounts may not sum accurately due to rounding

(1)	Amounts are net of income tax benefit

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the copies of all Section 16(a) forms received by the Company, or written representations from certain persons that no Forms 5 were required for those persons, the Company believes that during fiscal year 2002 all filing requirements applicable to its officers, directors and 10% beneficial owners were timely satisfied, with four exceptions. Mr. Michael Donnelly filed a Form 4 reporting the disposition of 2,012 shares representing payment of taxes on a restricted stock release that inadvertently was not reported on a prior Form 4 during 2002. Mr. Donnelly also filed a Form 5 reporting the disposition of 10,814 shares that inadvertently was not reported on a prior Form 4 during 2002. Mr. Robert Zincke filed a Form 5 reporting an award of 10,000 stock options that inadvertently was not reported on a prior Form 4 during 2002. Mr. Paul Scutt filed a Form 5 reporting additional stock holdings in the amount of 11,800 that inadvertently was not reported on his Form 3.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of March 10, 2003. Except as otherwise noted below, each person has held office for at least five years. Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History
Donald E. Becker	54

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

William T. Boehm	56

Mr. Boehm was promoted to Group Vice President, Logistics effective April 29, 2001. Mr. Boehm joined the Company in 1981 as Director of Economic Research. He was promoted to Vice President, Corporate Planning and Research in 1986. He was named Vice President Grocery Procurement in 1989 and Vice President of Logistics in 1994.

Geoffrey J. Covert	51

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

David B. Dillon	52

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

Michael J. Donnelly	44

Mr. Donnelly was promoted to Group Vice President, Drug/GM Merchandising and Procurement effective January 6, 2002. Mr. Donnelly joined the Company in 1978 as a Clerk. He held a variety of merchandising positions in retail divisions before becoming President of Fry’s Food Stores in April 2000.

Paul W. Heldman	51

Mr. Heldman was elected Senior Vice President effective October 5, 1997, Secretary on May 21, 1992, and Vice President and General Counsel effective June 18, 1989. Prior to his election he held various positions in the Company’s Law Department. Mr. Heldman joined the Company in 1982.

Scott M. Henderson	47

Mr. Henderson was elected Treasurer effective January 6, 2002. Mr. Henderson joined the Company in 1981 as Manager of Financial Reporting. He held a variety of management positions and was promoted to Vice President of Planning in February 2000.

Michael S. Heschel	61

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

Carver L. Johnson	53

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

Bruce A. Macaulay	49

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

Lynn Marmer	50

Ms. Marmer was elected Group Vice President effective January 19, 1998. Prior to her election, Ms. Marmer was an attorney in the Company’s Law Department. Ms. Marmer joined the Company in 1997. Before joining the Company she was a partner in the law firm of Dinsmore & Shohl.

69

Don W. McGeorge	48

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

W. Rodney McMullen	42

Mr. McMullen was named Executive Vice President—Strategy, Planning and Finance effective January 26, 2000. Prior to that he was elected Executive Vice President and Chief Financial Officer effective May 20, 1999, was elected Senior Vice President effective October 5, 1997, and Group Vice President and Chief Financial Officer effective June 18, 1995. Before that he was appointed Vice President-Control and Financial Services on March 4, 1993, and Vice President, Planning and Capital Management effective December 31, 1989. Mr. McMullen joined the Company in 1978 as a part-time stock clerk.

M. Marnette Perry	51

Ms. Perry was promoted to Group Vice President of Perishables Merchandising and Procurement on March 3, 2003. Prior to this she held a variety of significant positions with the Company, including President of the Company’s Michigan Division, and most recently as President of the Company’s Columbus Division. She joined the Company in 1972.

Joseph A. Pichler	63

Mr. Pichler was elected Chairman of the Board on September 13, 1990, and Chief Executive Officer effective June 17, 1990. Prior to this he was elected President and Chief Operating Officer on October 24, 1986, and Executive Vice President on July 16, 1985. Mr. Pichler joined Dillon Companies, Inc. in 1980 as Executive Vice President and was elected President of Dillon Companies, Inc. in 1982.

J. Michael Schlotman	45

Mr. Schlotman was promoted to Group Vice President and Chief Financial Officer effective January 26, 2000. Prior to that he was appointed Vice President and Corporate Controller in 1995, and served in various positions in corporate accounting since joining Kroger in 1985.

Paul J. Scutt	54

Mr. Scutt was named Group Vice President of Retail Operations on May 21, 2002. He has held a number of significant positions with the Company including Regional Vice President of the Company’s Hutchinson operations, and most recently as President of the Company’s Central Division.

James R. Thorne	56

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

M. Elizabeth Van Oflen	45

Ms. Van Oflen was elected Vice President and Controller on April 11, 2003. Prior to her election she held various positions in the Company’s Finance and Tax Departments. Ms. Van Oflen joined the Company in 1982.

Robert E. Zincke	60

Mr. Zincke was promoted to Senior Vice President effective November 7, 2002. Prior to that he held a variety of significant positions with the Company, most recently he was President of the Company’s Southwest Division for 12 years.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in the section entitled Compensation of Executive Officers in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information regarding shares outstanding and available for issuance under the Company’s existing stock option plans.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	70,466,115	(1)	$16.6589	14,123,888

Equity compensation plans not approved by security holders	20,500		$5.6006	0

Total	70,486,615	(1)	$16.6557	14,123,888

The securities to be issued under plans not approved by shareholders related to options issued under the Company’s 1987 Stock Option Plan and 1988 Stock Option Plan. These plans provided for the issuance of nonqualified stock options and restricted stock to employees of the Company. Both plans expired 10 years after adoption. Although outstanding options continue to be exercisable in accordance with their terms, no additional options may be issued from those plans.

(1) This amount includes 4,328,740 warrants outstanding and originally issued to The Yucaipa Companies pursuant to a Warrant Agreement dated as of May 23, 1996, between Smith’s Food & Drug Centers, Inc. and The Yucaipa Companies, as Consultant.

The remainder of the information required by this item is set forth in the Equity Compensation Plan Information table and the tabulation of the amount and nature of Beneficial Ownership of the Company’s securities in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section entitled Information Concerning The Board Of Directors—Certain Transactions in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

As of April 22, 2003, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of April 22, 2003.

There have been no significant changes in Kroger’s internal controls or in other factors that could significantly affect these controls subsequent to April 22, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements:

Report of Independent Public Accountants

Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002

Consolidated Statements of Earnings for the years ended February 1, 2003,

February 2, 2002, and February 3, 2001

Consolidated Statements of Cash Flows for the years ended February 1,

2003, February 2, 2002 and February 3, 2001

Consolidated Statement of Changes in Shareowners’ Equity

Notes to Consolidated Financial Statements

Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto

(b)	Reports on Form 8-K:

On December 10, 2002, The Kroger Co. filed a Current Report on Form 8-K with the SEC disclosing its earnings release for the third quarter 2002, including unaudited financial statements for that quarter; on December 20, 2002, The Kroger Co. filed a Current Report on Form 8-K with the SEC disclosing that it had filed its Quarterly Report on Form 10-Q and further furnishing the certifications required under Section 906 of the Sarbanes-Oxley Act; and on January 28, 2003, The Kroger Co. filed a Current Report on Form 8-K with the SEC disclosing the issuance of $500,000,000 of debt securities and filing as exhibits thereto the Underwriting Agreement, the Pricing Agreement, and the Fifteenth Supplemental Indenture.

(c)	Exhibits

3.1

Amended Articles of Incorporation of The Kroger Co. are incorporated by reference to Exhibit 3.1 of The Kroger Co.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Kroger Co.’s Regulations are incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Registration Statement on Form S-3 (Registration No. 33-57552) filed with the SEC on January 28, 1993.

4.1

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

10.1

Material Contracts—Third Amended and Restated Employment Agreement dated as of July 22, 1993, between the Company and Joseph A. Pichler is hereby incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 9, 1993.

10.2

Executive Employment Agreement dated as of November 30, 2001, between the Company and David B. Dillon. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for fiscal year ended February 2, 2002.

10.3

Executive Employment Agreement dated as of April 22, 2002, between the Company and W. Rodney McMullen. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for fiscal year ended February 2, 2002.

10.4

Executive Employment Agreement dated as of November 30, 2001, between the Company and Don W. McGeorge. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the quarter ended August 18, 2002.

10.5

Executive Employment Agreement dated as of June 7, 2002, between the Company and Michael S. Heschel. Incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for fiscal year ended February 2, 2002.

10.6

Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-13339.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

18.1	Preferability Letter.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Public Accountants.

24.1	Powers of Attorney.

99.1

Annual Reports on Form 11-K for The Kroger Co. Savings Plan and the Fred Meyer, Inc. 401(k) Savings Plan for Collective Bargaining Unit Employees for the Year 2002 will be filed by amendment on or before June 29, 2003.

99.2	Section 906 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: May 2, 2003	By:	(*JOSEPH A. PICHLER)
Joseph A. Pichler, Chairman of the Board of Directors and Chief Executive Officer

Dated: May 2, 2003	By:	(*J. MICHAEL SCHLOTMAN)
J. Michael Schlotman Group Vice President and Chief Financial Officer

Dated: May 2, 2003	By:	(*M. ELIZABETH VAN OFLEN)
M. Elizabeth Van Oflen Vice President & Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 2nd day of May, 2003.

(*REUBEN V. ANDERSON) Reuben V. Anderson	Director

(*ROBERT D. BEYER) Robert D. Beyer	Director

(*JOHN L. CLENDENIN) John L. Clendenin	Director

(*RICHARD K. DAVIDSON) Richard K. Davidson	Director

(*DAVID B. DILLON) David B. Dillon	President, Chief Operating Officer, and Director

(*DAVID B. LEWIS) David B. Lewis	Director

(*JOHN T. LAMACCHIA) John T. LaMacchia	Director

(*EDWARD M. LIDDY) Edward M. Liddy	Director

(*CLYDE R. MOORE) Clyde R. Moore	Director

(*THOMAS H. O’LEARY) Thomas H. O’Leary	Director

(*KATHERINE D. ORTEGA) Katherine D. Ortega	Director

(*SUSAN M. PHILLIPS) Susan M. Phillips	Director

(*JOSEPH A. PICHLER) Joseph A. Pichler	Chairman of the Board of Directors, Chief Executive Officer, and Director

(*STEVEN R. ROGEL) Steven R. Rogel	Director

(*BOBBY S. SHACKOULS) Bobby S. Shackouls	Director

*By:	(BRUCE M. GACK)
Bruce M. Gack Attorney-in-fact

I, Joseph A. Pichler, certify that:

1.	I have reviewed this annual report on Form 10-K of The Kroger Co.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 2, 2003

(JOSEPH A. PICHLER)
Joseph A. Pichler Chairman of the Board and Chief Executive Officer (principal executive officer)

I, J. Michael Schlotman, certify that:

1.	I have reviewed this annual report on Form 10-K of The Kroger Co.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 2, 2003

(J. MICHAEL SCHLOTMAN)
J. Michael Schlotman Group Vice President and Chief Financial Officer (principal financial officer)