Form 10-K/A
period 2002-02-02
KROGER CO
filed 2003-05-30
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 5

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

EXPLANATORY NOTE:

This filing is made solely to conform the signatures on certain contracts that are Exhibits to Item 14.

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

THE KROGER CO.

Dated:	May 30, 2003	By (*Joseph A. Pichler) Joseph A. Pichler, Chairman of the Board of Directors and Chief Executive Officer
Dated:	May 30, 2003	By (*J. Michael Schlotman) J. Michael Schlotman Group Vice President and Chief Financial Officer
Dated:	May 30, 2003	By (*M. Elizabeth Van Oflen) M. Elizabeth Van Oflen Vice President & Corporate Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 30th day of May, 2003.

Reuben V. Anderson	Director

(*Robert D. Beyer) Robert D. Beyer	Director

John L. Clendenin	Director

Richard K. Davidson

(*David B. Dillon) David B. Dillon	President, Chief Operating Officer, and Director

(*John T. LaMacchia) John T. LaMacchia	Director

(*David B. Lewis) David B. Lewis	Director

Edward M. Liddy	Director

(*Clyde R. Moore) Clyde R. Moore	Director

Thomas H. O'Leary	Director

(*Katherine D. Ortega) Katheriine D. Ortega	Director

Susan M. Phillips

(*Joseph A. Pichler) Joseph A. Pichler	Chairman of the Board of Directors, Chief Executive Officer, and Director

(*Steven R. Rogel) Steven R. Rogel	Director

(*Bobby S. Shackouls) Bobby S. Shackouls	Director

*By: (Bruce M. Gack) Bruce M. Gack Attorney-in-fact