Form 10-K/A
period 2003-02-01
KROGER CO
filed 2003-06-30
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

NONE

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K.    ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No.  ☐

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of March 10, 2003: $9,151,195,252.

Documents Incorporated by Reference:

Proxy Statement filed pursuant to Regulation 14A of the Exchange Act on May 15, 2003, incorporated by reference into Parts II and III of Form 10-K.

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

(c)	Exhibits

3.1	Amended Articles of Incorporation of The Kroger Co. are incorporated by reference to Exhibit 3.1 of The Kroger Co.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Kroger Co.’s Regulations are incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Registration Statement on Form S-3 (Registration No. 33-57552) filed with the SEC on January 28, 1993.

4.1	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

10.1	Material Contracts—Third Amended and Restated Employment Agreement dated as of July 22, 1993, between the Company and Joseph A. Pichler is hereby incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 9, 1993.

10.2	Executive Employment Agreement dated as of November 30, 2001, between the Company and David B. Dillon. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for fiscal year ended February 2, 2002, as refiled on Exhibit 10.2 to Form 10-K/A, Amendment No.5 on May 30, 2003.

10.3	Executive Employment Agreement dated as of April 22, 2002, between the Company and W. Rodney McMullen. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for fiscal year ended February 2, 2002, as refiled on Exhibit 10.3 to Form 10-K/A, Amendment No.5 on May 30, 2003.

10.4	Executive Employment Agreement dated as of November 30, 2001, between the Company and Don W. McGeorge. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended February 2, 2002, as refiled on Exhibit 10.4 to Form 10-K/A, Amendment No.5 on May 30, 2003.

10.5	Executive Employment Agreement dated as of June 7, 2002, between the Company and Michael S. Heschel. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for quarter ended August 17, 2002.

10.6	Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-13339.

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

*18.1	Preferability Letter.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Public Accountants.

23.2	Consent of Independent Public Accountants.

*24.1	Powers of Attorney.

99.1	Annual Reports on Form 11-K for The Kroger Co. Savings Plan and The Kroger Co. Savings Plan for Bargaining Unit Associates for the Year 2002 as filed herewith.

*99.2	Section 906 Certifications.

99.3	Section 906 Certifications for Form 11-K for The Kroger Co. Savings Plan and The Kroger Co. Savings Plan for Bargaining Unit Associates for Year 2002 as furnished herewith.

*	Previously Filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: June 30, 2003	By:	(*DAVID B. DILLON)
David B. Dillon Chief Executive Officer and Director

Dated: June 30, 2003	By:	(*J. MICHAEL SCHLOTMAN)
J. Michael Schlotman Senior Vice President and Chief Financial Officer

Dated: June 30, 2003	By:	(*M. ELIZABETH VAN OFLEN)
M. Elizabeth Van Oflen Vice President & Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 30th day of June, 2003.

Reuben V. Anderson	Director

(*ROBERT D. BEYER) Robert D. Beyer	Director

John L. Clendenin	Director

Richard K. Davidson	Director

(*DAVID B. DILLON) David B. Dillon	Chief Executive Officer and Director

(*DAVID B. LEWIS) David B. Lewis	Director

(*JOHN T. LAMACCHIA) John T. LaMacchia	Director

Edward M. Liddy	Director

Don W. McGeorge	President and Chief Operating Officer

W. Rodney McMullen	Director

(*CLYDE R. MOORE) Clyde R. Moore	Director

Thomas H. O’Leary	Director

(*KATHERINE D. ORTEGA) Katherine D. Ortega	Director

Susan M. Phillips	Director

(*JOSEPH A. PICHLER) Joseph A. Pichler	Chairman of the Board of Directors, and Director

(*STEVEN R. ROGEL) Steven R. Rogel	Director

(*BOBBY S. SHACKOULS) Bobby S. Shackouls	Director

*By:	(BRUCE M. GACK)
Bruce M. Gack Attorney-in-fact