Form 10-Q
period 2003-05-24
KROGER CO
filed 2003-07-08
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 24, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐.

There were 751,379,788 shares of Common Stock ($1 par value) outstanding as of June 27, 2003.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

(unaudited)

	First Quarter Ended
	May 24, 2003	May 25, 2002
Sales	$16,266	$15,667

Merchandise costs, including advertising, warehousing, and transportation	11,930	11,529
Operating, general and administrative	3,030	2,888
Rent	198	204
Depreciation and amortization	355	323
Restructuring charges and related items	—	13
Merger-related costs	—	2

Operating profit	753	708
Interest expense	190	193

Earnings before income tax expense and cumulative effect of an accounting change	563	515
Income tax expense	211	194

Earnings before cumulative effect of an accounting change	352	321
Cumulative effect of an accounting change, net of income tax benefit of $10	—	16

Net earnings	$352	$305

Earnings per basic common share:
Earnings before cumulative effect of an accounting change	$0.47	$0.41
Cumulative effect of an accounting change, net of income tax benefit	—	(0.02)

Net earnings	$0.47	$0.38

Average number of common shares used in basic calculation	754	793

Earnings per diluted common share:
Earnings before cumulative effect of an accounting change	$0.46	$0.40
Cumulative effect of an accounting change, net of income tax benefit	—	(0.02)

Net earnings	$0.46	$0.38

Average number of common shares used in diluted calculation	761	809

Certain per share amounts may not sum accurately due to rounding.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	May 24, 2003	February 1, 2003
ASSETS
Current assets
Cash	$156	$171
Accounts receivable	589	677
Inventories	4,209	4,175
Prepaid and other current assets	320	543

Total current assets	5,274	5,566

Property, plant and equipment, net	10,821	10,548
Goodwill, net	3,575	3,575
Fair value interest rate hedges (Note 12)	34	110
Other assets	300	303

Total Assets	$20,004	$20,102

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases	$69	$352
Accounts payable	3,222	3,278
Accrued salaries and wages	586	571
Other current liabilities	1,460	1,407

Total current liabilities	5,337	5,608

Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	8,059	8,112
Adjustment to reflect fair value interest rate hedges (Note 12)	143	110

Long-term debt including obligations under capital leases	8,202	8,222

Other long-term liabilities	2,387	2,422

Total Liabilities	15,926	16,252

Commitments and Contingencies (Note 11)

SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 909 shares issued in 2003 and 908 shares issued in 2002	909	908
Additional paid-in capital	2,321	2,317
Accumulated other comprehensive loss	(201)	(206)
Accumulated earnings	3,704	3,352
Common stock in treasury, at cost, 159 shares in 2003 and 150 shares in 2002	(2,655)	(2,521)

Total Shareowners’ Equity	4,078	3,850

Total Liabilities and Shareowners’ Equity	$20,004	$20,102

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	First Quarter Ended
	May 24, 2003	May 25, 2002
Cash Flows From Operating Activities:
Net earnings	$352	$305
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of an accounting change, net of income tax benefit of $10	—	16
Depreciation and amortization	355	323
LIFO charge	12	12
Merger-related costs	—	2
Item-cost conversion	—	91
Store closing liabilities	(10)	—
Deferred income taxes	76	41
Other	6	9
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Inventories	(46)	(27)
Accounts receivable	88	38
Prepaid expenses	223	181
Accounts payable	(114)	284
Accrued expenses	(51)	(103)
Accrued income taxes	115	47
Contribution to company-sponsored pension plan	(100)	—
Other	27	26

Net cash provided by operating activities	933	1,245

Cash Flows From Investing Activities:
Capital expenditures, excluding acquisitions	(664)	(609)
Proceeds from sale of assets	13	38
Payments for acquisitions, net of cash acquired	(6)	(109)
Other	1	19

Net cash used by investing activities	(656)	(661)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	503
Reductions in long-term debt	(336)	(935)
Financing charges incurred	(2)	(12)
Increase (decrease) in book overdrafts	58	(23)
Proceeds from interest rate swap terminations	114	—
Proceeds from issuance of capital stock	5	24
Treasury stock purchases	(131)	(117)

Net cash used by financing activities	(292)	(560)

Net increase (decrease) in cash and temporary cash investments	(15)	24
Cash and temporary investments:
Beginning of year	171	161

End of quarter	$156	$185

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$209	$208
Cash paid during the year for income taxes	$12	$134
Non-cash changes related to purchase acquisitions:
Fair value of assets acquired	$6	$109

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain prior-year amounts have been reclassified to conform to current-year presentation and all amounts presented are in millions except per share amounts.

1.	ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co. and its subsidiaries. The February 1, 2003 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”). Significant intercompany transactions and balances have been eliminated. References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the fiscal 2002 Annual Report on Form 10-K of The Kroger Co. filed with the SEC on May 2, 2003.

The unaudited information included in the Consolidated Financial Statements for the first quarters ended May 24, 2003 and May 25, 2002 includes the results of operations of the Company for the 16-week periods then ended.

Stock Option Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of the grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company also makes restricted stock awards. Compensation expense included in net earnings for restricted stock awards totaled approximately $2, after-tax, for the first quarters of 2003 and 2002. The Company’s stock option plans are more fully described in the Company’s fiscal 2002 Annual Report on Form 10-K.

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share as if compensation cost for all options had been determined based on the fair market value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123:

	First Quarter
	2003	2002
Net earnings, as reported	$352	$305
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	2	2
Subtract: Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefits	(16)	(14)

Pro forma net earnings	$338	$293

Net earnings per basic common share, as reported	$0.47	$0.38
Pro forma earnings per basic common share	$0.45	$0.37
Shares used in basic calculation	754	793

Net earnings per diluted common share, as reported	$0.46	$0.38
Pro forma earnings per diluted common share	$0.44	$0.36
Shares used in diluted calculation	761	809

2.	MERGER-RELATED COSTS

The Company is continuing the process of implementing its integration plan related to recent mergers. In the first quarter of 2002, the Company recorded pre-tax, merger-related costs of $2 for the issuance of restricted stock and the related market value adjustments. Restrictions on the stock awards lapsed in the second quarter of 2002 based on the achievement of synergy goals established in connection with the Fred Meyer merger. All synergy-based awards were earned provided that recipients were still employed by the Company on the stated restriction lapsing date. No such costs were recorded in 2003.

The following table is a summary of the changes in accruals related to various business combinations:

	Facility Closure Costs	Employee Severance	Incentive Awards and Contributions
Balance at February 2, 2002	$94	$15	$30
Additions	—	—	1
Payments	(20)	(9)	(11)

Balance at February 1, 2003	74	6	20
Additions	—	—	—
Payments	(1)	(2)	—

Balance at May 24, 2003	$73	$4	$20

3.	RESTRUCTURING CHARGES AND RELATED ITEMS

On December 11, 2001, the Company outlined a Strategic Growth Plan (“Plan”) to support additional investment in its core business to increase sales and market share. The Plan has three key elements: reduction of operating, general and administrative expenses; centralization and increased coordination of merchandising and procurement activities; and targeted retail price reductions. As of May 24, 2003, execution of the Plan had reduced expenses by approximately $377. Restructuring charges related to the Plan totaled $13, pre-tax, in the first quarter of 2002. The majority of these expenses related to severance agreements, distribution center consolidation and conversion costs. No restructuring charges were incurred in 2003.

The following table summarizes the changes in the balances of liabilities associated with the Plan:

Severance & Other Costs
Balance at February 2, 2002	$37
Additions	15
Payments	(44)

Balance at February 1, 2003	8
Additions	—
Payments	(2)

Balance at May 24, 2003	$6

4.	OTHER INCOME AND EXPENSE ITEMS

In addition to the merger-related costs and restructuring charges described in Notes 2 and 3, the Company incurred other income and expense items that were included in merchandise costs, operating, general and administrative expense and interest expense in 2003 and 2002. These items totaled $91 of pre-tax expense for the first quarter of 2002. The items had an immaterial pre-tax effect for the first quarter of 2003. Details follow:

	First Quarter Ended
	May 24, 2003	May 25, 2002
Other income and expense items in merchandise costs
Item-cost conversion	$—	$91
Other income and expense items in operating, general and administrative expense
Costs related to mergers	7	3
Store closing liabilities	(10)	—
Excess energy purchase commitments	3	(7)

	—	(4)
Other income and expense items in interest expense	—	4
Total	$—	$91

Item-cost conversion

In 1998, prior to the merger with Fred Meyer, the Company changed its application of the LIFO method of accounting for certain store inventories from the retail method to the item-cost method. The change improved the accuracy of product cost calculations by eliminating the averaging and estimation inherent in the retail method.

During the fourth quarter of 2002, the Company adopted the item-cost method for the former Fred Meyer divisions. The cumulative effect of this change on periods prior to February 3, 2002, cannot be determined. The effect of the change on the February 3, 2002, inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in results for the quarter ended May 25, 2002. This change increased merchandise costs by $91 and reduced net earnings by $57. The Company did not calculate the pro forma effect on prior periods because cost information for these periods was not determinable. The item-cost method did not have a material effect on earnings subsequent to its adoption on February 3, 2002.

Costs related to mergers

Costs related to mergers included expenses recognized as a consequence of the continued integration of the Company’s divisions. Integration primarily resulted from the Company’s merger with Fred Meyer. These expenses primarily related to severance agreements and enterprise system conversions.

Store closing liabilities

In 2001 and 2000, the Company recorded pre-tax expenses of $20 and $67, respectively, for the present value of lease liabilities related to store closings. These liabilities were the result of two distinct, formalized plans that coordinated the closings of several locations over relatively short periods of time. The liabilities pertained primarily to stores acquired in the Fred Meyer merger, or to stores operated prior to the merger that were in close proximity to stores acquired in the merger, that were identified as under-performing stores. Therefore, liabilities were recorded for the planned closings of the stores.

Due to operational changes, performance improved at five stores that had not yet closed. As a result of this improved performance, in the first quarter of 2003, the Company altered its original plans and made a determination that these five locations will remain open. Additionally, closing and exit costs at other locations included in the original plans were less costly than anticipated.

In total, in the first quarter of 2003, the Company recorded pre-tax income of $10 to adjust these liabilities to reflect the outstanding lease commitments at the locations remaining under the plans. Sales at the stores remaining under the plans totaled $75 and $137 for the rolling four-quarter periods ended May 24, 2003, and May 25, 2002, respectively. Net operating income or loss for these stores cannot be determined on a separately identifiable basis. The following table summarizes the changes in the balances of the liabilities:

Balances at January 29, 2000	$—
Lease liabilities recorded	67
Payments	(10)

Balances at February 3, 2001	57
Lease liabilities recorded	20
Payments	(13)

Balances at February 2, 2002	64
Payments	(4)

Balances at February 1, 2003	60
Lease liabilities reversed	(10)
Payments, including $12 related to the synthetic lease buyout	(16)

Balances at May 24, 2003	$34

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

During the third quarter of 2001, the Company determined that one of the contracts, and a portion of a second contract, provided for supplies in excess of the Company’s expected demand for electricity. This precluded use of the normal purchases and normal sales exception under SFAS No. 133 for those contracts, and required the contracts to be marked to fair value through current-period earnings. The Company, therefore, recorded a pre-tax charge of $81 in the third quarter of 2001 to accrue liabilities for the estimated fair value of these contracts through the December 2006 ending date of the commitments. The remaining portion of the second contract was re-designated as a cash flow hedge of future purchases. The other two purchase commitments continued to qualify for the normal purchases and normal sales exception under SFAS No. 133 through the end of the first quarter of 2003.

SFAS No. 133 required the excess contracts to be marked to fair value through current-period earnings each quarter. In the first quarter of 2003, the Company recorded a $3 pre-tax charge to mark the excess contracts to fair value as of May 24, 2003. Market value adjustments in the first quarter of 2002 resulted in pre-tax income of $7. During the first quarter of 2003, the Company made net cash payments totaling $3 to settle the excess commitments for the first quarter of 2003. Details of these liabilities follow:

Balance at February 2, 2002	$78
Net payments for excess purchase commitments	(14)
Revaluation (net decrease in liabilities due to changes in forward market prices)	(19)

Balance at February 1, 2003	45
Net payments for excess purchase commitments	(3)
Revaluation (increase in liabilities due to changes in forward market prices)	3

Balance at May 24, 2003	$45

On July 3, 2003, the Company announced that it had reached an agreement to settle litigation and restructure supply arrangements with a supplier of electricity in California related to these four power supply contracts. Under the terms of the proposed settlement agreement, which must be approved by the Federal Energy Regulatory Commission (“FERC”), the Company will pay a net amount of $110 to settle outstanding litigation at FERC related to prior over-payments, terminate two of the four contracts, and restructure the remaining two agreements. The FERC is expected to rule on the proposed settlement within 60 days of the date of the agreement. The Company estimates that it will incur an after-tax charge of approximately $41 in the second quarter of 2003 as a result of the settlement.

Other items in interest expense

The Company adopted SFAS No. 145 on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 required the Company to reclassify the debt extinguishments recorded as extraordinary items in the first quarter of 2002 as interest expense in that period. These debt extinguishments totaled $4 of pre-tax expense.

5.	CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE

The Company adopted SFAS No. 142 on February 3, 2002. Accordingly, the Company performed a transitional impairment review of its goodwill. Goodwill totaled $3,594 as of February 3, 2002. The review was performed at the operating division level. Generally, fair value represented a multiple of earnings or discounted projected future cash flows. Impairment was indicated when the carrying value of a division, including goodwill, exceeded its fair value. The Company determined that the carrying value of the jewelry store division, which included $26 of goodwill, exceeded its fair value. Impairment was not indicated for the goodwill associated with the other operating divisions.

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

6.	COMPREHENSIVE INCOME

Comprehensive income is as follows:

	First Quarter Ended
	May 24, 2003	May 25, 2002
Net earnings	$352	$305
Reclassification adjustment for losses included in net earnings, net of tax of $4 in 2003 and $4 in 2002	6	6
Unrealized loss on hedging activities, net of tax of $1 in 2003 and $2 in 2002	(1)	(4)

Comprehensive income	$357	$307

During 2003 and 2002, other comprehensive income consisted of reclassifications of previously deferred losses on cash flow hedges into net earnings as well as market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet dates.

7.	INCOME TAXES

The effective income tax rate was 37.5% for 2003 and 2002. The effective income tax rate differs from the expected statutory rate primarily because of the effect of state taxes.

8.	EARNINGS PER COMMON SHARE

Earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and warrants.

The following table provides a reconciliation of earnings before the cumulative effect of an accounting change and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share:

	First Quarter Ended May 24, 2003			First Quarter Ended May 25, 2002
	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Basic earnings per common share	$352	754	$0.47	$321	793	$0.41
Dilutive effect of stock options and warrants	—	7		—	16

Diluted earnings per common share	$352	761	$0.46	$321	809	$0.40

The Company had options outstanding for approximately 43 shares and 21 shares during the first quarters of 2003 and 2002, respectively, that were excluded from the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

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

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued by the FASB in April 2002. The Company adopted SFAS No. 145 on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 required the Company to reclassify the debt extinguishments recorded as extraordinary items in the first quarter of 2002 as interest expense in that period. These debt extinguishments totaled $4 of pre-tax expense. The provisions of SFAS No. 145 did not have a material effect on the Company’s financial statements.

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

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At May 24, 2003, a total of approximately $6.9 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

The following tables present summarized financial information as of May 24, 2003, and February 1, 2003, and for the first quarters ended May 24, 2003 and May 25, 2002:

Condensed Consolidating

Balance Sheets

As of May 24, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$37	$119	$—	$156
Accounts receivable	127	462	—	589
Net inventories	422	3,787	—	4,209
Prepaid and other current assets	31	289	—	320

Total current assets	617	4,657	—	5,274
Property, plant and equipment, net	1,033	9,788	—	10,821
Goodwill, net	21	3,554	—	3,575
Fair value interest rate hedges	34	—	—	34
Other assets	623	(323)	—	300
Investment in and advances to subsidiaries	10,939	—	(10,939)	—

Total assets	$13,267	$17,676	$(10,939)	$20,004

Current liabilities
Current portion of long-term debt including obligations under capital leases	$60	$9	$—	$69
Accounts payable	154	3,068	—	3,222
Other current liabilities	(407)	2,453	—	2,046

Total current liabilities	(193)	5,530	—	5,337

Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,720	339	—	8,059
Adjustment to reflect fair value interest rate hedges	143	—	—	143

Long-term debt including obligations under capital leases	7,863	339	—	8,202

Other long-term liabilities	1,519	868	—	2,387

Total liabilities	9,189	6,737	—	15,926

Shareowners’ Equity	4,078	10,939	(10,939)	4,078

Total liabilities and shareowners’ equity	$13,267	$17,676	$(10,939)	$20,004

Condensed Consolidating

Balance Sheets

As of February 1, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$43	$128	$—	$171
Accounts receivable	156	521	—	677
Net inventories	397	3,778	—	4,175
Prepaid and other current assets	279	264	—	543

Total current assets	875	4,691	—	5,566

Property, plant and equipment, net	1,156	9,392	—	10,548
Goodwill, net	21	3,554	—	3,575
Fair value interest rate hedges	110	—	—	110
Other assets	619	(316)	—	303
Investment in and advances to subsidiaries	12,086	—	(12,086)	—

Total assets	$14,867	$17,321	$(12,086)	$20,102

Current liabilities
Current portion of long-term debt including obligations under capital leases	$342	$10	$—	$352
Accounts payable	179	3,099	—	3,278
Other current liabilities	1,468	510	—	1,978

Total current liabilities	1,989	3,619	—	5,608

Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,763	349	—	8,112
Adjustment to reflect fair value interest rate hedges	110	—	—	110

Long-term debt including obligations under capital leases	7,873	349	—	8,222

Other long-term liabilities	1,155	1,267	—	2,422

Total liabilities	11,017	5,235	—	16,252

Shareowners’ Equity	3,850	12,086	(12,086)	3,850

Total liabilities and shareowners’ equity	$14,867	$17,321	$(12,086)	$20,102

Condensed Consolidating

Statements of Earnings

For the Quarter Ended May 24, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,079	$14,469	$(282)	$16,266
Merchandise costs, including warehousing and transportation	1,675	10,521	(266)	11,930
Operating, general and administrative	408	2,622	—	3,030
Rent	51	163	(16)	198
Depreciation and amortization	25	330	—	355
Merger-related costs, restructuring charges and related items	—	––	—	—

Operating profit (loss)	(80)	833	—	753
Interest expense	(176)	(14)	—	(190)
Equity in earnings of subsidiaries	512	—	(512)	—

Earnings before tax expense	256	819	(512)	563
Tax expense (benefit)	(96)	307	—	211

Net earnings	$352	$512	$(512)	$352

Condensed Consolidating

Statements of Earnings

For the Quarter Ended May 25, 2002

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,211	$13,717	$(261)	$15,667
Merchandise costs, including warehousing and transportation	1,893	9,881	(245)	11,529
Operating, general and administrative	364	2,524	—	2,888
Rent	51	169	(16)	204
Depreciation and amortization	27	296	—	323
Merger-related costs, restructuring charges and related items	(1)	16	—	15

Operating profit (loss)	(123)	831	—	708
Interest expense	(184)	(9)	—	(193)
Equity in earnings of subsidiaries	497	—	(497)	—

Earnings before tax expense	190	822	(497)	515
Tax expense (benefit)	(115)	309	—	194

Earnings before cumulative effect of accounting change	305	513	(497)	321
Cumulative effect of accounting change, net of income tax benefit	—	(16)	—	(16)

Net earnings	$305	$497	$(497)	$305

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended May 24, 2003

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(809)	$1,742	$933

Cash flows from investing activities:
Capital expenditures	(6)	(658)	(664)
Other	—	8	8

Net cash used by investing activities	(6)	(650)	(656)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—
Reductions in long-term debt	(325)	(11)	(336)
Proceeds from issuance of capital stock	5	—	5
Proceeds from interest rate swap terminations	114	—	114
Treasury stock purchases	(131)	—	(131)
Other	(1)	57	56
Net change in advances to subsidiaries	1,147	(1,147)	—

Net cash provided (used) by financing activities	809	(1,101)	(292)

Net (decrease) increase in cash and temporary cash investments	(6)	(9)	(15)
Cash and temporary investments:
Beginning of year	43	128	171

End of quarter	$37	$119	$156

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended May 25, 2002

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$688	$557	$1,245

Cash flows from investing activities:
Capital expenditures	(52)	(557)	(609)
Other	79	(131)	(52)

Net cash used by investing activities	27	(688)	(661)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	503	—	503
Reductions in long-term debt	(885)	(50)	(935)
Proceeds from issuance of capital stock	24	—	24
Treasury stock purchases	(117)	—	(117)
Other	(28)	(7)	(35)
Net change in advances to subsidiaries	(214)	214	—

Net used by financing activities	(717)	157	(560)

Net decrease in cash and temporary cash investments	(2)	26	24
Cash and temporary investments:
Beginning of year	25	136	161

End of quarter	$23	$162	$185

11.	COMMITMENTS AND CONTINGENCIES

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

Purchase Commitment—The Company indirectly owns a 50% interest in the Santee Dairies, Inc. (“Santee”) and has a product supply arrangement with Santee that requires the Company to purchase 9 gallons of fluid milk and other products annually. The product supply agreement expires in fiscal 2007. Upon Fred Meyer’s acquisition of Ralphs/Food 4 Less, Santee became a duplicate facility. The joint venture is managed independently and has a board composed of an equal number of members from each partner, plus one independent member. When there is a split vote, this member generally votes with the other partner. The other partner has filed suit against the Company claiming, among other things, that the Company is obligated to purchase all of the requirements of fluid milk for its Ralphs and Food 4 Less divisions from Santee as opposed to minimum gallons.

Guarantees—The Company periodically enters into real estate joint ventures in connection with the development of certain properties. The Company usually sells its interests in such partnerships upon completion of the projects. As of May 24, 2003, the Company was a partner with 50% ownership in two real estate joint ventures and guaranteed approximately $8 of debt incurred by the ventures. Based on the covenants underlying this indebtedness as of May 24, 2003, it is unlikely that the Company will be responsible for repayment of these obligations. The Company also has guaranteed approximately $5 of promissory notes of a third real estate partnership. The Company believes that it is reasonably possible that the Company will be required to fund most of this obligation when the notes mature in 2012.

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

Benefit Plans—The Company administers certain non-contributory defined benefit retirement plans for substantially all non-union employees and some union-represented employees as determined by the terms and conditions of collective bargaining agreements. Funding for the pension plans is based on a review of the specific requirements and on evaluation of the assets and liabilities on each plan.

In addition to providing pension benefits, the Company provides certain health care benefits for retired employees. The majority of the Company’s employees may become eligible for these benefits if they reach retirement age while employed by the Company. Funding for the retiree health care benefits occurs as claims or premiums are paid.

The determination of the obligation and expense for the Company’s pension and other post-retirement benefits is dependent on the Company’s selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in the Company’s fiscal 2002 Annual Report on Form 10-K and include, among others, the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs. Actual results that differ from the assumptions generally are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

Cash contributions to the company-sponsored pension plans are expected to be required in the current and upcoming years. Contribution amounts will be determined by the performance of plan assets as well as by the interest rates required to be used to determine the pension obligations.

The Company also participates in various multi-employer pension plans for substantially all union employees. The Company is required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based on a fixed amount for each year of service. A decline in the value of assets held by these plans, caused by performance of the investments in the financial markets in recent years, is likely to result in higher contributions to these plans (either by agreement or in order to avoid the imposition of an excise tax) and to create challenges in collective bargaining. Moreover, if the Company were to exit markets, it may be required to pay a potential withdrawal liability if the plans were under-funded at the time of withdrawal. However, the Company is unable to determine the amount of potential liability at this time. Any adjustments for withdrawal liability will be recorded when it is probable that a liability exists and it is determined that markets will be exited.

12.	FAIR VALUE INTEREST RATE HEDGES

In the first quarter of 2003, the Company reconfigured a portion of its interest derivative portfolio by terminating six interest rate swap agreements. These six agreements were accounted for as fair value hedges. Approximately $114 of proceeds received as a result of these terminations were recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt.

Also in the first quarter of 2003, the Company initiated six new interest rate swap agreements that are being accounted for as fair value hedges. As of May 24, 2003, assets totaling $34 have been recorded to reflect the fair value of these new agreements, offset by liabilities of the same amount to reflect the impact of the changes in interest rates on the fair values of the underlying debt.

13.	SUBSEQUENT EVENTS

On June 26, 2003, the Company’s Board of Directors (“Board”), at its regularly scheduled meeting, announced the implementation of its CEO successor plan:

•	David B. Dillon, President and Chief Operating Officer, was elected Chief Executive Officer, succeeding Joseph A. Pichler, 63, who will remain Chairman of the Board. The Board plans to elect Mr. Dillon as Chairman when Mr. Pichler retires. Mr. Dillon, 52, had been President and a member of the Board since 1995, and Chief Operating Officer for seven years. From 1986 to 1995, he was responsible for the supermarket, convenience store and manufacturing operations of the former Dillon Cos., which merged with Kroger in 1983. He has 27 years of management experience in the supermarket industry.

•	W. Rodney McMullen, 42, was elected Vice Chairman and a member of the Board. He will assume additional responsibilities in the areas of management information systems and logistics. Since 2000, Mr. McMullen has been Executive Vice President of Strategy, Planning, and Finance. He joined the Company in 1978 and has held a number of key financial positions, including Corporate Controller and Chief Financial Officer.

•	Donnie W. McGeorge, Executive Vice President, was elected President and Chief Operating Officer, and a member of the Board. Mr. McGeorge, 48, joined the Company in 1977. He was elected Executive Vice President in 2000 and has been responsible for Kroger’s corporate merchandising programs. Mr. McGeorge previously served in a number of management positions including President of the Company’s divisions in Columbus, Ohio and in Michigan.

•	Robert E. Zincke, Senior Vice President, was elected Executive Vice President to succeed Mr. McGeorge. Mr. Zincke, 60, joined the Company in 1964 and has served in a number of management positions, including President of the Kroger division in Texas.

•	J. Michael Schlotman, Group Vice President and Chief Financial Officer, was promoted to Senior Vice President and Chief Financial Officer. Mr. Schlotman, 45, joined the Company in 1985 and has served in key financial positions, including Corporate Controller.

As more fully described in Note 4, on July 3, 2003, the Company announced that it had reached an agreement to settle litigation and restructure supply arrangements with a supplier of electricity in California related to four power supply contracts.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Sales

Total sales for the first quarter of 2003 were $16.3 billion, an increase of 3.8% over total sales of $15.7 billion for the first quarter of 2002. Total food store sales for the first quarter of 2003 were $15.46 billion, an increase of 3.5% over total food store sales of $14.94 billion for the first quarter of 2002. The differences between total sales and total food store sales primarily related to sales at our convenience store and jewelry store divisions, as well as to sales by our manufacturing plants to outside firms.

We define a food store as an identical store in the quarter after the store has been in operation and has not been expanded or relocated for four full quarters. Identical food store sales, as used to calculate the percent change in identical food store sales, were $14.4 billion for the first quarter of 2003. Identical food store sales declined 0.1% in the first quarter of 2003 compared to the first quarter of 2002. We define a food store as a comparable store in the quarter after the store has been in operation for four full quarters, including expansions and relocations. Comparable food store sales, as used to calculate the percent change in comparable food store sales, were $14.9 billion for the first quarter of 2003. Comparable food store sales increased 0.7% in the first quarter of 2003 versus the first quarter of 2002. The differences between total food store sales and identical food store sales were primarily due to the increases in food store square footage discussed below in “Capital Expenditures.”

The increase in the percent of total food store sales attributable to sales at supermarket fuel centers has significantly affected our results. At the end of the first quarter of 2003, we operated 395 supermarket fuel centers compared to 268 supermarket fuel centers at the end of the first quarter of 2002. Excluding sales at supermarket fuel centers, identical food store sales decreased 1.1% in the first quarter of 2003 compared to the first quarter of 2002. On the same basis, comparable food store sales declined 0.5% in the first quarter of 2003 versus the first quarter of 2002.

Sales in the first quarter of 2003 were also affected by product cost deflation in various commodity groups, economic uncertainty, high unemployment, intense competition and the results of our Strategic Growth Plan (“Plan”). For the first quarter of 2003, we estimate that our product costs, including fuel, remained flat compared to our costs in the first quarter of 2002. Excluding fuel, we estimate that Kroger experienced product cost deflation of 0.5% in the first quarter of 2003 versus the year-ago period. We believe the effects of the weak economy and intense competition partially offset the benefits from Kroger’s execution of the Plan in the first quarter of 2003.

Gross Profit

Our gross profit rates were 26.65% and 26.41% in the first quarters of 2003 and 2002, respectively. In each quarter, we recorded a Last-In, First-Out (“LIFO”) charge of $12 million. Excluding these LIFO charges, our First-In, First-Out (“FIFO”) gross profit rates were 26.73%, and 26.49% in the first quarters of 2003 and 2002, respectively. Excluding fuel sales at our convenience stores and supermarkets, our FIFO gross profit rates were 27.60% and 27.07% in the first quarters of 2003 and 2002, respectively. Fuel sales have a negative effect on our overall gross profit rate due to the relatively low gross profit rate on fuel sales.

First quarter, 2002, gross profit results were adversely affected by a $91 million charge for the adoption of the item-cost method of accounting at the former Fred Meyer divisions. This charge reduced the first quarter, 2002 FIFO gross profit rate of our core business (which excludes fuel sales at our convenience stores and supermarkets) by 60 basis points. This charge is described below in “Other Income and Expense Items.”

Without fuel and the effect of the adoption of the item-cost method, our comparable gross profit rate declined in the first quarter of 2003 primarily due to our continued investment in lower retail prices as part of the Plan. The effect of our investment in the Plan was partially offset by decreases in product costs due to consolidated purchasing activities and improved private label sales and manufacturing plant results.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses, which consist primarily of employee related costs such as wages, health care benefit costs and retirement plan costs, as a percent of sales were 18.63% and 18.43% in the first quarters of 2003 and 2002, respectively. Excluding fuel sales at our convenience stores and supermarkets, our OG&A rate increased 49 basis points to 19.32% in the first quarter of 2003 versus 18.83% in the first quarter of 2002. Fuel sales have a positive impact on our overall OG&A expense rate due to the relatively low overhead costs associated with fuel sales. Higher health care benefit, pension and utility costs accounted for approximately 41 of the 49 basis point increase. Other income and expense items recorded as operating, general and administrative expense in the first quarters of 2003 and 2002 further affected our rates. These items are described below in “Other Income and Expense Items.”

Rent Expense

Rent expense, as a percent of sales, was 1.22% and 1.30% in the first quarters of 2003 and 2002, respectively. The decrease in this rate reflects the emphasis our current growth strategy places on ownership of real estate.

Depreciation Expense

Depreciation expense, as a percent of sales, was 2.18% and 2.06% in the first quarters of 2003 and 2002, respectively. The increase in depreciation expense was primarily due to Kroger’s capital investment program and the emphasis on ownership of real estate.

Interest Expense

Interest expense, as a percent of sales, was 1.17% and 1.23% in the first quarters of 2003 and 2002, respectively. As described below in “Other Income and Expense Items,” interest expense for the first quarter of 2002 included the reclassification of debt extinguishments totaling $4 million.

Income Taxes

Our effective income tax rate was 37.5% for the first quarters of 2003 and 2002. The effective income tax rates differ from the expected statutory rate primarily because of the effect of state taxes.

Net Earnings

Net earnings totaled $352 million, or $0.46 per diluted share, in the first quarter of 2003. These results represent an increase of approximately 21.1% over net earnings of $0.38 per diluted share for the first quarter of 2002. First quarter, 2002, earnings before the cumulative effect of an accounting change were $321 million, or $0.40 per diluted share. On this basis, earnings of $0.46 per diluted share for the first quarter of 2003 increased 15.0% over earnings of $0.40 per diluted share the first quarter of 2002. The cumulative effect of the accounting change, as well as other income and expense items that affected Kroger’s financial results during the periods presented, are described below in “Other Income and Expense Items.”

OTHER INCOME AND EXPENSE ITEMS

The following table summarizes other income and expense items that affected Kroger’s financial results during the periods presented. These items include restructuring charges, merger-related costs and the cumulative effect of an accounting change, all of which are shown separately in the Consolidated Statements of Earnings. The items also include other charges and credits that were recorded as components of merchandise costs, operating, general and administrative expense and interest expense. The items totaled $82 million of after-tax expense in the first quarter of 2002. The items had an immaterial net effect for the first quarter of 2003.

	First Quarter
(In millions except per share amounts)	2003	2002
Other income and expense items in merchandise costs
Item-cost conversion	$—	$91

Other income and expense items in operating, general and administrative expense
Costs related to mergers	7	3
Store closing liabilities	(10)	—
Excess energy purchase commitments	3	(7)

Total in operating, general and administrative expense	—	(4)
Other expense items in interest expense	—	4
Restructuring charges and related items	—	13
Merger-related costs	—	2

Total pre-tax expense	—	106
Income tax effect	—	(40)

After-tax expense	—	66
Cumulative effect of an accounting change, net of tax	—	16

Total after-tax expense	$—	$82

Diluted shares	761	809
Approximate diluted per share expense:
Before cumulative effect of an accounting change	$0.00	$0.08
After cumulative effect of an accounting change	$0.00	$0.10

Items In Merchandise Costs and In Operating, General and Administrative Expense

Item-cost conversion

In 1998, prior to the merger with Fred Meyer, we changed our application of the LIFO method of accounting for certain store inventories from the retail method to the item-cost method. The change improved the accuracy of product cost calculations by eliminating the averaging and estimation inherent in the retail method.

During the fourth quarter of 2002, we adopted the item-cost method for the former Fred Meyer divisions. The cumulative effect of this change on periods prior to February 3, 2002, cannot be determined. The effect of the change on the February 3, 2002 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in results for the quarter ended May 25, 2002. This change increased merchandise costs by $91 million and reduced net earnings by $57 million. We did not calculate the pro forma effect on prior periods because cost information for these periods was not determinable. The item-cost method did not have a material effect on earnings subsequent to its adoption on February 3, 2002.

Costs related to mergers

Costs related to mergers included expenses recognized as a consequence of the continued integration of Kroger’s divisions. Integration primarily resulted from the merger with Fred Meyer. These expenses primarily related to severance agreements and enterprise system conversions.

Store closing liabilities

In 2001 and 2000, we recorded pre-tax expenses of $20 million and $67 million, respectively, for the present value of lease liabilities related to store closings. These liabilities were the result of two distinct, formalized plans that coordinated the closings of several locations over relatively short periods of time. The liabilities pertained primarily to stores acquired in the Fred Meyer merger, or to stores operated prior to the merger that were in close proximity to stores acquired in the merger, that were identified as under-performing stores. Therefore, liabilities were recorded for the planned closings of the stores.

Due to operational changes, performance improved at five stores that had not yet closed. As a result of this improved performance, in the first quarter of 2003, management altered their original plans and made a determination that these five locations will remain open. Additionally, closing and exit costs at other locations included in the original plans were less costly than anticipated.

In total, in the first quarter of 2003, we recorded pre-tax income of $10 million to adjust these liabilities to reflect the outstanding lease commitments at the locations remaining under the plans. Sales at the stores remaining under the plans totaled $75 million and $137 million for the rolling four-quarter periods ended May 24, 2003, and May 25, 2002, respectively. Net operating income or loss for these stores cannot be determined on a separately identifiable basis. Refer to Note 4 to the Consolidated Financial Statements for additional details of these liabilities.

Excess energy purchase commitments

During the third quarter of 2001, we recorded a pre-tax charge of $81 million to accrue liabilities for the estimated fair value of energy purchase commitments that provided for supplies in excess of our expected demand for electricity. SFAS No. 133 required the excess commitments to be marked to fair value through current-period earnings each quarter. In first quarter of 2003, we recorded a pre-tax charge of $3 million to mark the excess contracts to fair value as of May 24, 2003. Market value adjustments in the first quarter of 2002 resulted in pre-tax income of $7 million.

On July 3, 2003, Kroger announced that it had reached an agreement to settle litigation and restructure supply arrangements with a supplier of electricity in California related to four power supply contracts. Under the terms of the proposed settlement agreement, which must be approved by the Federal Energy Regulatory Commission (“FERC”), Kroger will pay a net amount of $110 million to settle outstanding litigation at FERC related to prior over-payments, terminate two of the four contracts, and restructure the remaining two agreements. The FERC is expected to rule on the proposed settlement within 60 days of the date of the agreement. Kroger estimates that it will incur an after-tax charge of approximately $41 million, or approximately $0.05 per diluted share, in the second quarter of 2003 as a result of the settlement. Kroger also expects that earnings per diluted share will increase by approximately $0.01 in 2003 and by approximately $0.02 in 2004 as a result of the ability to purchase electricity less expensively after the settlement. The net effect for 2003 is a reduction in earnings per diluted share of approximately $0.05. Refer to Note 4 to the Consolidated Financial Statements for additional details of these liabilities.

Other items in interest expense

Kroger adopted SFAS No. 145 on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 required us to reclassify the debt extinguishments recorded as extraordinary items in the first quarter of 2002 as interest expense in that period. These debt extinguishments totaled $4 million of pre-tax expense.

Restructuring Charges

On December 11, 2001, we outlined our Strategic Growth Plan to support additional investment in core business to increase sales and market share. Restructuring charges related to the Plan totaled $13 million, pre-tax, in the first quarter of 2002. The majority of these expenses related to severance agreements, distribution center consolidation and conversion costs. No restructuring charges were incurred in 2003. Refer to Note 3 to the Consolidated Financial Statements for additional details of these charges.

Merger-Related Costs

In the first quarter of 2002, we recorded pre-tax, merger-related costs of $2 million for the issuance of restricted stock and the related market value adjustments. Restrictions on the stock awards lapsed in the second quarter of 2002 based on the achievement of synergy goals established in connection with the Fred Meyer merger. All synergy-based awards were earned provided that recipients were still employed by Kroger on the stated restriction lapsing date. No such costs were recorded in 2003.

Cumulative Effect of an Accounting Change

We adopted SFAS No. 142 on February 3, 2002. The transitional impairment review required by SFAS No. 142 resulted in a $26 million pre-tax non-cash loss to write-off the jewelry store division goodwill based on its implied fair value. Impairment primarily resulted from the recent operating performance of the division and review of the division’s projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. This loss was recorded as a cumulative effect of an accounting change, net of a $10 million tax benefit, in the first quarter of 2002. For further details of this charge, refer to Note 5 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

We generated $933 million of cash from operating activities during the first quarter of 2003 compared to $1.2 billion during the first quarter of 2002. This decrease in cash was due to a $142 million reduction of operating assets and liabilities realized during the first quarter of 2003 versus the $446 million reduction we realized during same period of 2002.

Investing activities used $656 million of cash during the first quarter of 2003 compared to $661 million in the first quarter of 2002. Due to decreased capital spending, including acquisitions, offset by decreases in the proceeds from the sale of assets, the amount of cash used by investing activities in 2003 was approximately equal to the amount used in 2002.

Financing activities used $292 million of cash in the first quarter of 2003 compared to $560 million in the first quarter of 2002. In the first quarter of 2003, we used approximately $336 million of cash to reduce outstanding debt versus a net $432 million of cash used in the first quarter of 2002. The decrease in the use of cash was also due to proceeds received in the first quarter of 2003 for the termination of six interest rate swap agreements.

Debt Management

We had several lines of credit with borrowing capacity totaling approximately $2.5 billion at May 24, 2003. Outstanding credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under our lines of credit. In addition, we had a $75 million money market line, borrowings under which also reduce the funds available under our lines of credit. At May 24, 2003, our outstanding credit agreement and commercial paper borrowings totaled $32 million. We had no borrowings under the money market line at May 24, 2003. The outstanding letters of credit that reduced the funds available under our lines of credit totaled $309 million.

Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. As of May 24, 2003, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

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

Total debt, including both the current and long-term portions of capital leases, decreased $153 million to $8.3 billion as of the end of the first quarter of 2003, from $8.4 billion as of the end of the first quarter of 2002. Total debt decreased $303 million as of the end of the first quarter of 2003 from $8.6 billion as of year-end 2002. The decreases in 2003 resulted from the use of cash flow from operations to reduce outstanding debt.

We purchased a portion of the debt issued by the lenders of some of our structured financings in an effort to reduce our effective interest expense. We also had prefunded employee benefit costs of $98 million at the end of the first quarter of 2003, $61 million at the end of the first quarter of 2002 and $300 million at year-end 2002. Additionally, the mark-to-market adjustments necessary to record fair value interest rate hedges of our fixed rate debt increased the carrying value of our debt by $143 million as of the end of the first quarter of 2003, $8 million as of the end of the first quarter of 2002, and $110 million as of year-end 2002. If we exclude the debt incurred to make the structured financing purchases, which we classify as investments, and the prefunding of employee benefits, and also exclude the SFAS No. 133 mark-to-market adjustments, our net total debt (which includes capital leases) would have been $8.0 billion as of the end of the first quarter of 2003 compared to $8.3 billion as of the end of the first quarter of 2002 and $8.1 billion as of year-end 2002. We believe net total debt is an important measure of our leverage due to the nature of the items described above. Therefore, we believe net total debt should be reviewed in addition to total debt. We do not intend the presentation of net total debt to be an alternative to total debt or to any generally accepted accounting principle measure of liquidity. A reconciliation of net total debt is illustrated below:

	First Quarter 2003	First Quarter 2002	Year End 2002
	(in millions)
Total Debt, including capital leases	$8,271	$8,424	$8,574
Mark-to-market adjustments	(143)	(8)	(110)
Investments in debt securities	(67)	(67)	(67)
Prefunded employee benefits (VEBA)	(98)	(61)	(300)

Net Total Debt, including capital leases	$7,963	$8,288	$8,097

Common Stock Repurchase Program

During the first quarter of 2003, we invested $134 million to repurchase 9.6 million shares of Kroger stock at an average price of $13.98 per share. These shares were reacquired under two separate stock repurchase programs. The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors in December of 2002. The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. In the first quarter of 2003, we purchased 8.9 million shares under our $500 million stock repurchase program and we purchased an additional 0.7 million shares under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises. At May 24, 2003, we had $313 million remaining under the $500 million authorization. At current prices, Kroger continues to repurchase shares.

The Board of Directors evaluates Kroger’s dividend policy on a regular basis. The goal of this policy is to maximize shareholder value. Currently, Kroger believes that goal can best be achieved by repurchasing stock.

CAPITAL EXPENDITURES

Capital expenditures excluding acquisitions totaled $664 million for the first quarter of 2003 compared to $609 million for the first quarter of 2002. Including acquisitions, capital expenditures totaled $670 million in the first quarter of 2003 compared to $718 million in the first quarter of 2002. Expenditures in 2003 and 2002 include purchases of assets totaling $202 million and $192 million, respectively, which were previously financed under a synthetic lease.

During the first quarter of 2003, we opened, acquired, expanded or relocated 23 food stores. We had 5 operational food store closings and completed 39 within-the-wall remodels. In total, we operated 2,496 food stores at the end of the first quarter of 2003 versus 2,429 food stores in operation at the end of the first quarter of 2002. Total food store square footage increased 4.1% over the first quarter of 2002. We also operated 792 convenience stores, 445 fine jewelry stores, 395 supermarket fuel centers and 41 manufacturing plants at the end of the first quarter of 2003.

OTHER ISSUES

On June 26, 2003, Kroger’s Board of Directors (“Board”), at its regularly scheduled meeting, announced the implementation of its CEO successor plan:

•	David B. Dillon, President and Chief Operating Officer, was elected Chief Executive Officer, succeeding Joseph A. Pichler, 63, who will remain Chairman of the Board. The Board plans to elect Mr. Dillon as Chairman when Mr. Pichler retires. Mr. Dillon, 52, had been President and a member of the Board since 1995, and Chief Operating Officer for seven years. From 1986 to 1995, he was responsible for the supermarket, convenience store and manufacturing operations of the former Dillon Cos., which merged with Kroger in 1983. He has 27 years of management experience in the supermarket industry.

•	W. Rodney McMullen, 42, was elected Vice Chairman and a member of the Board. He will assume additional responsibilities in the areas of management information systems and logistics. Since 2000, Mr. McMullen has been Executive Vice President of Strategy, Planning, and Finance. He joined Kroger in 1978 and has held a number of key financial positions, including Corporate Controller and Chief Financial Officer.

•	Donnie W. McGeorge, Executive Vice President, was elected President and Chief Operating Officer, and a member of the Board. Mr. McGeorge, 48, joined Kroger in 1977. He was elected Executive Vice President in 2000 and has been responsible for Kroger’s corporate merchandising programs. Mr. McGeorge previously served in a number of management positions including President of the Kroger divisions in Columbus, Ohio and in Michigan.

•	Robert E. Zincke, Senior Vice President, was elected Executive Vice President to succeed Mr. McGeorge. Mr. Zincke, 60, joined Kroger in 1964 and has served in a number of management positions, including President of the Kroger division in Texas.

•	J. Michael Schlotman, Group Vice President and Chief Financial Officer, was promoted to Senior Vice President and Chief Financial Officer. Mr. Schlotman, 45, joined Kroger in 1985 and has served in key financial positions, including Corporate Controller.

We indirectly own a 50% interest in the Santee Dairy (“Santee”) and have a product supply arrangement with Santee that requires us to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires in fiscal 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became a duplicate facility. The joint venture is managed independently and has a board composed of an equal number of members from each partner, plus one independent member. When there is a split vote, this member generally votes with the other partner. The other partner has filed suit against Kroger claiming, among other things, that Kroger is obligated to purchase all of the requirements of fluid milk for its Ralph’s and Food 4 Less divisions from Santee as opposed to minimum gallons.

We have several major UFCW contracts that will expire in 2003: Peoria, Illinois; Portland, Oregon; Memphis, Tennessee; Charleston, West Virginia; Indianapolis, Indiana; Arizona and Ralphs in Southern California. We also have several other smaller contracts that will expire in 2003. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. We cannot be certain that agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material effect on the results of our operations.

SFAS No. 143, “Asset Retirement Obligations,” was issued by the FASB in August of 2001. This standard addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective for Kroger on February 2, 2003. Adoption of this standard did not have a material effect on our financial statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued by the FASB in April 2002. Kroger adopted SFAS No. 145 on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 required Kroger to reclassify the debt extinguishments recorded as extraordinary items in the first quarter of 2002 as interest expense in that period. These debt extinguishments totaled $4 million of pre-tax expense. The provisions of SFAS No. 145 did not have a material effect on our financial statements.

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

•	On December 11, 2001, we outlined the Plan to support additional investment in core business to grow sales and increase market share. The Plan has three key elements: reduction of operating, general and administrative expenses; increased coordination of merchandising and procurement activities; and targeted retail price reductions. As of May 24, 2003, we had achieved cost savings of approximately $377 million. We expect to exceed our original goal of $500 million in cost reductions by the end of fiscal 2003.

Our identical food store sales, including supermarket fuel centers, declined 0.1% in the first quarter of 2003 compared to the first quarter of 2002. We believe the effects of the weak economy and intense competition partially offset the benefits from of Kroger’s execution of the Plan in the first quarter of 2003. Our sales results are further described above in “Results of Operations.”

We believe the continued enhancement of the Plan will improve our competitive position. We have identified additional opportunities to reduce costs and operate more efficiently. For example, in March of 2003, we announced the combining of two retail divisions headquartered in Livonia, Michigan, and Columbus, Ohio.

In March of 2003, we estimated that earnings for 2003 would be $1.63 per diluted share. This guidance had included a projected gross profit margin increase of 20 to 30 basis points to cover a portion of our increases in health care benefit, pension and utility costs. Competitive conditions, thus far, have prevented us from increasing gross profit margin as we had anticipated. As a result, we now estimate that earnings will be $1.55 to $1.63 per diluted share. This estimate includes approximately $0.02 of expense per share for systems conversions and the consolidation of the Michigan and Columbus divisions. The effect of the proposed settlement agreement related to the four energy purchase commitments described above in “Other Income and Expense Items” is not considered in this EPS estimate because the agreement is still subject to FERC approval. We expect our identical food store sales, including fuel, to be positive for fiscal 2003. At this time, we are not providing sales or earnings guidance beyond fiscal 2003.

•	Based on the current interest rate environment, we expect interest expense to total approximately $575 million to $595 million in 2003. Additionally, for 2003, we expect depreciation expense to total approximately $1,175 million to $1,200 million. We now expect our OG&A expense rate to increase approximately 15 to 25 basis points and our gross profit rate, excluding the effect of LIFO, to decrease approximately 10 to 25 basis points for fiscal 2003. We expect to incur a LIFO charge of approximately $15 million to $20 million for 2003.

•	In the third quarter of 1999, we established a goal to reduce net operating working capital by a total of $500 million by the end of the third quarter 2004. Net operating working capital was defined in this goal as current operating assets before LIFO credit, less current operating liabilities. Therefore, we historically presented net operating working capital based on this definition. On January 22, 2003, the SEC issued release No. 34-47226 that set forth new requirements relating to the disclosure of non-GAAP financial measures, as defined in the release. The release allows for presentation of certain non-GAAP financial measures provided that the measures are reconciled to the most directly comparable GAAP financial measure. We will continue to present net operating working capital, as we believe it is an important means by which to measure our operating financial performance for working capital and it is the basis by which senior management measures progress against the goal established in 1999. However, in accordance with release No. 34-47226, all future presentation of net operating working capital will be reconciled to the more widely recognized definition of working capital (current assets less current liabilities). We do not intend the presentation of net operating working capital to be an alternative to any generally accepted accounting principle measure of performance.

At the end of the first quarter of 2003, comparative net operating working capital decreased $47 million compared to the end of the first quarter of 2002 but increased $28 million compared to year-end 2002. We expect to reduce net operating working capital by $100 million in 2003. A reconciliation of net operating working capital is shown below:

	First Quarter 2003	Year-End 2002	First Quarter 2002	Year-End 2001
	(in millions)
Current assets	$5,274	$5,566	$5,252	$5,512
Less: current liabilities	(5,337)	(5,608)	(5,691)	(5,485)

Working capital	(63)	(42)	(439)	27
Addback (subtract):
LIFO reserve	302	290	352	340
Current portion of long-term debt, including capital leases	69	352	455	436
Net current accrued/deferred income tax (assets) liabilities	173	56	148	122
Property held for sale	(19)	(20)	(16)	(7)
Prefunded employee benefits	(98)	(300)	(61)	(270)

Net operating working capital	364	336	439	648
Item-cost comparative adjustment (1)	—	—	—	(91)
EITF 02-16 comparative adjustment (1)	—	—	(28)	(28)

Comparative net operating working capital	$364	$336	$411	$529

(1)	EITF Issue No. 02-16 was adopted in the fourth quarter of 2002. For comparative purposes, amounts in 2002 and 2001 have been adjusted to reflect this inventory adjustment. Amounts in 2001 are similarly adjusted for the effect of the item-cost conversion at the Fred Meyer divisions that is described above in “Other Income and Expense Items.”

•	We obtain sales growth from new square footage, as well as from increased productivity from existing locations. For 2003, we expect full year square footage to grow 2.5% to 3.0%, excluding acquisitions and operational closings. We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, natural food markets, supermarket fuel centers, seafood shops, floral shops, and bakeries. We believe the combination store format will allow us to withstand continued competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants.

•	Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis on self-development and ownership of real estate, and on logistics and technology improvements. The continued capital spending in technology focusing on improved store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, should reduce merchandising costs as a percent of sales. For fiscal 2003, we expect capital spending to be approximately $2.0 billion, excluding acquisitions and the final synthetic lease buyout. We intend to use the combination of cash flow from operations, including reductions in working capital, and borrowings under credit facilities to finance capital expenditure requirements. If determined preferable, we may fund capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity.

•	Based on current operating results, we believe that cash flow from operations and other sources of liquidity, including borrowings under our commercial paper program and bank credit facilities, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

•	We expect the change in OG&A will be affected by increased costs, such as health care benefit costs, pension costs utility costs and credit card fees. We expect that our pension and health care benefit expense will increase approximately $62 million and $120 million, respectively, in fiscal 2003 versus fiscal 2002. These estimates include expenses related to our company-sponsored plans as well as estimated contributions to multi-employer plans.

•	Cash contributions to the company-sponsored pension plans are expected to be required in the current and upcoming years. Contribution amounts will be determined by the performance of plan assets as well as by the interest rates required to be used to determine the pension obligations.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•	Our ability to achieve sales and EPS goals will be affected by: industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors; our response to these actions; the state of the economy, including the deflationary trends in certain commodities; stock repurchases and the success of our Plan.

•	In addition to the factors identified above, our identical store sales growth could be affected by increases in Kroger private-label sales, the impact of “sister stores,” as well as reductions in retail pricing. Kroger’s EPS growth goals could be affected by: sales performance; competitive action; recessionary trends in the economy; our ability to achieve the cost reductions that we have identified, including those to reduce shrink and OG&A; continued increases in health care, pension and credit card fees; and the success of our capital investments.

•	In addition to the company-sponsored pension plans, we participate in various multi-employer pension plans for substantially all union employees. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based on a fixed amount for each year of service. A decline in the value of assets held by these plans, caused by performance of the investments in the financial markets in recent years, is likely to result in higher contributions to these plans (either by agreement or in order to avoid the imposition of an excise tax) and to create challenges in our collective bargaining. Moreover, if we were to exit certain markets, we may be required to pay a withdrawal liability if the plans were under-funded at the time of withdrawal.

•	Our efforts to meet our working capital reduction targets could be adversely affected by: increases in product costs; newly opened or consolidated distribution centers; our ability to obtain sales growth from new square footage; competitive activity in the markets in which we operate; changes in our product mix; and changes in laws and regulations.

•	The proportion of cash flow used to reduce outstanding debt, repurchase common stock, or pay a cash dividend may be affected by the market price of Kroger common stock, the amount of outstanding debt available for pre-payment and changes in borrowing rates.

•	The amount and timing of the expected charge related to the four power supply contracts primarily will be affected by the date on which the settlement is approved by FERC. Earnings per share will be affected by the number of shares outstanding during the relevant period and the diluted shares outstanding, as impacted by the market price of Kroger shares from time to time. Outstanding shares at any given time are impacted by our share repurchase program, and the number of shares repurchased depends on the market price of Kroger shares. The increase in EPS could be affected if direct access no longer is available to Kroger in California; if the parties to our energy contracts fail to perform their obligations to us; or if the market price of any energy needs in replacement for the contracts being terminated falls outside of the prices that we anticipate.

•	The results of our Plan and our ability to generate operating cash flow to the extent expected could be adversely affected if any of the factors identified above negatively impacts our operations, or if any of our underlying strategies, including those to reduce shrink and OG&A and to increase productivity, are not achieved. In addition, the timing of the execution of the Plan could adversely impact our EPS and sales results.

•	Consolidation in the food industry is likely to continue and the effects on our business, favorable or unfavorable, cannot be foreseen.

•	The results of our Plan, including the amount and timing of cost savings expected, could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional retailers; our response actions; the state of the economy, including deflationary trends in certain commodities; recessionary times in the economy; our ability to achieve the cost reductions that we have identified, including those to reduce shrink and operating, general and administrative expense; increases in health care, pension and credit card fees; and the success of our capital investments.

•	We have several major UFCW contracts that will expire in 2003: Peoria, Illinois; Portland, Oregon; Memphis, Tennessee; Charleston, West Virginia; Indianapolis, Indiana; Arizona and Ralphs in Southern California. We also have several other smaller contracts that will expire in 2003. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. We cannot be certain that agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material effect on the results of our operations.

•	Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or remaining terms of leases. Use of the straight-line method of depreciation creates a risk that future assets write-offs or potential impairment charges related to store closings would be larger than if an accelerated method of depreciation was followed.

•	A decline in the generation of sufficient cash flows to support capital expansion plans, share repurchase programs and general operating activities could cause our growth to slow significantly and may cause us to miss our earnings per share growth targets, because we obtain some of our sales growth from new square footage.

•	The grocery retailing industry continues to experience fierce competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry and continue to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our sales and net income.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material impact on our financial statements.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Changes in our product mix may negatively affect certain financial indicators. For example, we have added and will continue to add supermarket fuel centers. Since gasoline is a low profit margin item with high sales dollars, we expect to see our gross profit margins decrease as we sell more gasoline. Although this negatively affects our gross profit margin, gasoline provides a positive effect on operating, general and administrative expense as a percent of sales.

•	Our ability to integrate any companies we acquire or have acquired and achieve operating improvements at those companies will affect our operations.

•	We retain a portion of the exposure for our workers’ compensation and general liability claims. It is possible that these claims may cause significant expenditures that would affect our operating cash flows.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, or if our logistics and technology projects are not completed in the time frame expected or on budget.

•	Depreciation and amortization expenses may vary from our estimates due to the timing of new store openings.

•	Interest expense will vary with changes in capital markets and the amount of debt that we have outstanding. Although we use derivative financial instruments to manage our net exposure to financial risks, we are still exposed to interest rate fluctuations and other capital market conditions.

•	LIFO charges and credits will be affected by vendor promotions and changes in the cost of inventory.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, or may decrease the customer demand for certain products. Additionally, increases in the cost of inputs, such as utility costs or raw material costs, could negatively impact financial ratios and net earnings.

•	Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass these increases on to our customers, our gross margin and net earnings will suffer.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.

As described in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the SEC on May 2, 2003, we recorded a pre-tax loss of $81 million in the third quarter of 2001 to accrue liabilities for the estimated fair values of energy contracts that no longer qualified for the normal purchases and normal sales exception. As described in Note 4 to the Consolidated Financial Statements and in “Management’s Discussion of Financial Condition and Results of Operations—Other Income and Expense Items,” on July 3, 2003, we announced that we had reached an agreement to settle litigation and restructure supply arrangements with a supplier of electricity in California related to four power supply contracts. Under the terms of the proposed settlement agreement, which must be approved by the Federal Energy Regulatory Commission (“FERC”), Kroger will pay a net amount of $110 million to settle outstanding litigation at FERC related to prior over-payments, terminate two of the four contracts, and restructure the remaining two agreements. The FERC is expected to rule on the proposed settlement within 60 days of the date of the agreement. Kroger estimates that it will incur an after-tax charge of approximately $41 million, or approximately $0.05 per diluted share, in the second quarter of 2003 as a result of the settlement. Kroger also expects that earnings per diluted share will increase by approximately $0.01 in 2003 and by approximately $0.02 in 2004 as a result of the ability to purchase electricity less expensively after the settlement. The net effect for 2003 is a reduction in earnings per diluted share of approximately $0.05.

There have been no other significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the SEC on May 2, 2003.

ITEM 4.    Controls and Procedures.

As of July 1, 2003, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of July 1, 2003.

There have been no significant changes in Kroger’s internal controls or in other factors that could significantly affect these controls subsequent to July 1, 2003.

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

EXHIBIT 99.1—Additional Exhibits—Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 99.2—Additional Exhibits—Section 906 Certification.

(b)	The Company disclosed and filed an announcement of fourth quarter, 2002 earnings results and guidance for fiscal 2003 in its Current Report on Form 8-K dated March 11, 2003; and disclosed and filed a copy of comments made by a Company spokesperson at the Merrill Lynch Global Retail Leaders Conference in its Current Report on Form 8-K dated March 19, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: July 8, 2003	By:	/s/ DAVID B. DILLON
David B. Dillon Chief Executive Officer

Dated: July 8, 2003	By:	/s/ J. MICHAEL SCHLOTMAN
J. Michael Schlotman Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, David B. Dillon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Kroger Co.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: July 7, 2003

(David B. Dillon)

David B. Dillon

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

Date: July 7, 2003

(J. Michael Schlotman)

J. Michael Schlotman

Senior Vice President and

Chief Financial Officer

(principal financial officer)

Exhibit Index

Exhibit 3.1—	Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Company’s Regulations are incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

Exhibit 4.1—	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 99.1—	Additional Exhibits—Statement of Computation of Ratio of Earnings to Fixed Charges.

Exhibit 99.2—	Additional Exhibits—Section 906 Certification.