Form 10-Q
period 2003-08-16
KROGER CO
filed 2003-09-26
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 16, 2003

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

There were 745,095,881 shares of Common Stock ($1 par value) outstanding as of September 24, 2003.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 16, 2003	August 17, 2002	August 16, 2003	August 17, 2002
Sales	$12,351	$11,927	$28,617	$27,594

Merchandise costs, including advertising, warehousing, and transportation	9,102	8,738	21,032	20,268
Operating, general and administrative	2,390	2,216	5,420	5,104
Rent	148	151	346	354
Depreciation and amortization	269	247	624	570
Restructuring charges and related items	—	2	—	15
Merger-related costs	—	(1)	—	1

Operating profit	442	574	1,195	1,282
Interest expense	138	152	328	345

Earnings before income tax expense and cumulative effect of an accounting change	304	422	867	937
Income tax expense	114	158	325	352

Earnings before cumulative effect of an accounting change	190	264	542	585
Cumulative effect of an accounting change, net of income tax benefit of $10	—	—	—	16

Net earnings	$190	$264	$542	$569

Earnings per basic common share:
Earnings before cumulative effect of an accounting change	$0.25	$0.34	$0.72	$0.74
Cumulative effect of an accounting change, net of income tax benefit	—	—	—	(0.02)

Net earnings	$0.25	$0.34	$0.72	$0.72

Average number of common shares used in basic calculation	747	786	751	790
Earnings per diluted common share:
Earnings before cumulative effect of an accounting change	$0.25	$0.33	$0.71	$0.73
Cumulative effect of an accounting change, net of income tax benefit	—	—	—	(0.02)

Net earnings	$0.25	$0.33	$0.71	$0.71

Average number of common shares used in diluted calculation	756	800	759	805

Certain per share amounts may not sum accurately due to rounding.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions and unaudited)

	August 16, 2003	February 1, 2003
ASSETS
Current assets
Cash, including temporary cash investments of $271 in 2003 and $20 in 2002	$406	$171
Accounts receivable	581	677
Inventories	4,022	4,175
Prepaid and other current assets	277	543

Total current assets	5,286	5,566
Property, plant and equipment, net	10,961	10,548
Goodwill, net	3,574	3,575
Fair value interest rate hedges (Note 12)	—	110
Other assets	302	303

Total Assets	$20,123	$20,102

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases	$72	$352
Accounts payable	3,056	3,269
Accrued salaries and wages	577	571
Other current liabilities	1,763	1,416

Total current liabilities	5,468	5,608
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	8,004	8,112
Adjustment to reflect fair value interest rate hedges (Note 12)	94	110

Long-term debt including obligations under capital leases	8,098	8,222
Fair value interest rate hedges (Note 12)	11	—
Other long-term liabilities	2,358	2,422

Total Liabilities	15,935	16,252

Commitments and Contingencies (Note 11)

SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 910 shares issued in 2003 and 908 shares issued in 2002	910	908
Additional paid-in capital	2,330	2,317
Accumulated other comprehensive loss	(182)	(206)
Accumulated earnings	3,894	3,352
Common stock in treasury, at cost, 166 shares in 2003 and 150 shares in 2002	(2,764)	(2,521)

Total Shareowners’ Equity	4,188	3,850

Total Liabilities and Shareowners’ Equity	$20,123	$20,102

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Two Quarters Ended
	August 16, 2003	August 17, 2002
Cash Flows From Operating Activities:
Net earnings	$542	$569
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of an accounting change, net of income tax benefit of $10	—	16
Depreciation and amortization	624	570
LIFO charge	22	12
Merger-related costs	—	1
Item-cost conversion	—	91
Deferred income taxes	105	66
Other	25	35
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Inventories	138	90
Accounts receivable	96	75
Prepaid expenses	288	244
Accounts payable	(243)	336
Accrued expenses	147	(64)
Accrued income taxes	189	130
Contribution to company-sponsored pension plan	(100)	—
Other	(24)	(10)

Net cash provided by operating activities	1,809	2,161

Cash Flows From Investing Activities:
Capital expenditures, excluding acquisitions	(1,083)	(1,029)
Proceeds from sale of assets	27	50
Payments for acquisitions, net of cash acquired	(43)	(109)
Other	(4)	6

Net cash used by investing activities	(1,103)	(1,082)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	853
Reductions in long-term debt	(388)	(1,422)
Debt prepayment costs	—	(14)
Financing charges incurred	(3)	(10)
Increase (decrease) in book overdrafts	30	(55)
Proceeds from interest rate swap terminations	114	—
Proceeds from issuance of capital stock	15	28
Treasury stock purchases	(239)	(453)

Net cash used by financing activities	(471)	(1,073)

Net increase in cash and temporary cash investments	235	6
Cash and temporary cash investments:
Beginning of year	171	161

End of quarter	$406	$167

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$338	$313
Cash paid during the year for income taxes	$27	$191
Non-cash changes related to purchase acquisitions:
Fair value of assets acquired	$38	$109
Goodwill recorded	$5	$—

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

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the fiscal 2002 Annual Report on Form 10-K of The Kroger Co. filed with the SEC on May 2, 2003, as amended.

The unaudited information included in the Consolidated Financial Statements for the second quarter and two quarters ended August 16, 2003 and August 17, 2002 includes the results of operations of the Company for the 12-week and 28-week periods then ended.

Stock Option Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of the grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company also makes restricted stock awards. Compensation expense included in net earnings for restricted stock awards totaled approximately $2 and $1, after-tax, for the second quarters of 2003 and 2002, respectively. Restricted stock expense totaled $4 and $3, after-tax, for the first two quarters of 2003 and 2002, respectively. The Company’s stock option plans are more fully described in the Company’s fiscal 2002 Annual Report on Form 10-K.

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share as if compensation cost for all options had been determined based on the fair market value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation:”

	Second Quarter		Year-to-date
	2003	2002	2003	2002
Net earnings, as reported	$190	$264	$542	$569
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	2	1	4	3
Subtract: Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefits	(11)	(10)	(27)	(24)

Pro forma net earnings	$181	$255	$519	$548

Net earnings per basic common share, as reported	$0.25	$0.34	$0.72	$0.72
Pro forma earnings per basic common share	$0.24	$0.32	$0.69	$0.69
Shares used in basic calculation	747	786	751	790

Net earnings per diluted common share, as reported	$0.25	$0.33	$0.71	$0.71
Pro forma earnings per diluted common share	$0.24	$0.32	$0.68	$0.68
Shares used in diluted calculation	756	800	759	805

2.	MERGER-RELATED COSTS

The Company is continuing the process of implementing its integration plan related to recent mergers. In the first quarter of 2002, the Company recorded pre-tax, merger-related costs of $2 resulting from the issuance of synergy-based restricted stock. The market value adjustment of the stock resulted in a pre-tax credit of $1 in the second quarter of 2002. Restrictions on the stock awards lapsed in the second quarter of 2002 based on the achievement of synergy goals established in connection with the Fred Meyer merger. All synergy-based awards were earned provided that recipients were still employed by the Company on the stated restriction lapsing date. No such costs were recorded in 2003.

The following table is a summary of the changes in accruals related to various business combinations:

	Facility Closure Costs	Employee Severance	Incentive Awards
Balance at February 2, 2002	$94	$15	$10
Additions	—	—	1
Payments	(20)	(9)	(11)

Balance at February 1, 2003	74	6	—
Additions	—	—	—
Payments	(7)	(4)	—

Balance at August 16, 2003	$67	$2	$—

The $67 liability for facility closure costs primarily represents the present value of lease obligations remaining through 2019 for locations closed in California prior to the Fred Meyer merger. The $2 of remaining severance liability will be paid before the end of fiscal 2003.

3.	RESTRUCTURING CHARGES AND RELATED ITEMS

On December 11, 2001, the Company outlined a Strategic Growth Plan (“Plan”) to support additional investment in its core business to increase sales and market share. The Plan has three key elements: reduction of operating, general and administrative expenses; centralization and increased coordination of merchandising and procurement activities; and targeted retail price reductions. Restructuring charges related to the Plan totaled $2, pre-tax, in the second quarter of 2002 and $15, pre-tax, for the first two quarters of 2002. The majority of these expenses related to severance agreements, distribution center consolidation and conversion costs. No restructuring charges were incurred in 2003.

The following table summarizes the changes in the balances of liabilities associated with the Plan:

Severance & Other Costs
Balance at February 2, 2002	$37
Additions	15
Payments	(44)

Balance at February 1, 2003	8
Additions	—
Payments	(3)

Balance at August 16, 2003	$5

All severance agreements associated with these liabilities have been paid. The remaining $5 of liabilities represent long-term obligations, including lease commitments through 2009 related to the consolidation of the Company’s Nashville division office and distribution center.

4.	OTHER INCOME AND EXPENSE ITEMS

In addition to the merger-related costs and restructuring charges described in Notes 2 and 3, the Company incurred other pre-tax income and expense items that were included in merchandise costs, operating, general and administrative expense (“OG&A”) and interest expense in 2003 and 2002. Details follow:

	Second Quarter Ended		Two Quarters Ended
	August 16, 2003	August 17, 2002	August 16, 2003	August 17, 2002
Other income and expense items in merchandise costs:
Item-cost conversion	$—	$—	$—	$91
Other income and expense items in OG&A:
Store closing liabilities	—	—	(10)	—
Energy purchase commitments – market value adjustment	1	1	4	(6)
Energy purchase commitments – Dynegy settlement	62	—	62	—
Adjustment to charitable contribution liability	(5)	—	(5)	—
Power outage	9	—	9	—

Total in OG&A	67	1	60	(6)
Other income and expense items in interest expense	—	14	—	19
Total other income and expense items	$67	$15	$60	$104

Item-cost conversion

In 1998, prior to the merger with Fred Meyer, the Company changed its application of the LIFO method of accounting for certain store inventories from the retail method to the item-cost method. The change improved the accuracy of product cost calculations by eliminating the averaging and estimating inherent in the retail method.

During the fourth quarter of 2002, the Company adopted the item-cost method for the former Fred Meyer divisions. The cumulative effect of this change on periods prior to February 3, 2002, cannot be determined. The effect of the change on the February 3, 2002, inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in results for the first quarter of 2002. This change increased merchandise costs by $91 and reduced net earnings by $57. The Company did not calculate the pro forma effect on prior periods because cost information for these periods was not determinable. The item-cost method did not have a material effect on earnings subsequent to its adoption on February 3, 2002.

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

Due to operational changes, performance improved at five stores that had not yet closed. As a result of this improved performance, in the first quarter of 2003 the Company altered its original plans and determined that these five locations will remain open. Additionally, closing and exit costs at other locations included in the original plans were less costly than anticipated.

In total, in the first quarter of 2003, the Company recorded pre-tax income of $10 to adjust these liabilities to reflect the outstanding lease commitments through 2020 at the locations remaining under the plans. Sales at the stores remaining under the plans totaled $70 and $123 for the rolling four-quarter periods ended August 16, 2003, and August 17, 2002, respectively. Net operating income or loss for these stores cannot be determined on a separately identifiable basis. The following table summarizes the changes in the balances of the liabilities:

Balances at January 29, 2000	$—
Lease liabilities recorded	67
Payments	(10)

Balances at February 3, 2001	57
Lease liabilities recorded	20
Payments	(13)

Balances at February 2, 2002	64
Payments	(4)

Balances at February 1, 2003	60
Lease liabilities reversed	(10)
Payments, including $12 related to the synthetic lease buyout	(17)

Balances at August 16, 2003	$33

Energy purchase commitments

During March through May 2001, the Company entered into four separate commitments to purchase electricity from Dynegy, Inc. (“Dynegy”) in California. At the inception of the contracts, forecasted electricity usage indicated that it was probable that all of the electricity would be utilized in the operations of the Company. The Company, therefore, accounted for the contracts in accordance with the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and no amounts were initially recorded in the financial statements related to these purchase commitments.

During the third quarter of 2001, the Company determined that one of the contracts, and a portion of a second contract, provided for supplies in excess of the Company’s expected demand for electricity. This precluded use of the normal purchases and normal sales exception under SFAS No. 133 for those contracts, and required the contracts to be marked to fair value through current-period earnings. The Company, therefore, recorded a pre-tax charge of $81 in the third quarter of 2001 to accrue liabilities for the estimated fair value of these contracts through the December 2006 ending date of the commitments. The Company re-designated the remaining portion of the second contract as a cash flow hedge of future purchases under the contract. The other two purchase commitments continued to qualify for the normal purchases and normal sales exception under SFAS No. 133 through June 2003.

SFAS No. 133 required the excess contracts to be marked to fair value through current-period earnings each quarter. Market value adjustments of the excess contracts resulted in $1 of pre-tax expense in the second quarters of 2003 and 2002. For the year-to-date period of 2003, the market value adjustments totaled $4 of pre-tax expense. For the year-to-date period of 2002, the market value adjustments totaled $6 of pre-tax income.

On July 3, 2003, the Company reached an agreement through which it ended supply arrangements with Dynegy in California related to these four power supply contracts. The Federal Energy Regulatory Commission approved the settlement agreement on July 23, 2003. On August 27, 2003, the Company paid $107, before the related tax benefits, to settle its disputes with Dynegy related to prior over-payments, terminate two of the four contracts effective July 6, 2003, and terminate the remaining two agreements effective September 1, 2003. As a result of the settlement, the Company recorded $62 of pre-tax expense in the second quarter of 2003, including $19 of pre-tax expense related to the portion of the second contract that was accounted for as a cash flow hedge.

Adjustment to charitable contribution liability

In the second quarter of 2003, the Company recorded $5 of pre-tax income to adjust liabilities related to a charitable contribution required as a result of the Fred Meyer merger. The Company is obligated to make this contribution by May 2006. The following table summarizes the changes in the balance of this liability:

Contribution
Balance at February 2, 2002	$20
Additions	—
Payments	—

Balance at February 1, 2003	20
Additions	—
Liability adjustment	(5)

Balance at August 16, 2003	$15

Power outage

In the second quarter of 2003, the Company recorded $9 of pre-tax expense for the August power outage in northwest Ohio and Michigan. The majority of the expense related to uninsured product losses. Generally, the Company classifies uninsured product and property losses as OG&A expense.

Other items in interest expense

The Company adopted SFAS No. 145 on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 required the Company to reclassify the debt extinguishments recorded as extraordinary items in 2002 as interest expense in the respective periods. These debt extinguishments totaled $14 of pre-tax expense in the second quarter of 2002 and $19 of pre-tax expense for the year-to-date period of 2002.

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

6.	COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Second Quarter Ended		Two Quarters Ended
	August 16, 2003	August 17, 2002	August 16, 2003	August 17, 2002
Net earnings	$190	$264	$542	$569
Reclassification adjustment for losses included in net earnings, net of tax (1)	15	5	21	11
Unrealized gain (loss) on hedging activities, net of tax (2)	4	(7)	3	(11)

Comprehensive income	$209	$262	$566	$569

(1)	Amounts are net of tax of $8 and $3 for the second quarters of 2003 and 2002, respectively. Amounts are net of tax of $12 and $7 for the year-to-date periods of 2003 and 2002, respectively.
(2)	Amounts are net of tax of $3 and $(4) for the second quarters of 2003 and 2002, respectively. Amounts are net of tax of $2 and $(7) for the year-to-date periods of 2003 and 2002, respectively.

During 2003 and 2002, other comprehensive income consisted of reclassifications of previously deferred losses on cash flow hedges into net earnings as well as market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet dates. The reclassification adjustment in the second quarter of 2003 includes $12 of after-tax loss related to the Dynegy settlement that is described in Note 4.

7.	INCOME TAXES

The effective income tax rate was 37.5% for 2003 and 2002. The effective income tax rate differed from the expected statutory rate primarily because of the effect of state taxes.

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

The following table provides a reconciliation of earnings before the cumulative effect of an accounting change and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share:

	Second Quarter Ended August 16, 2003			Second Quarter Ended August 17, 2002
	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Basic earnings per common share	$190	747	$0.25	$264	786	$0.34
Dilutive effect of stock options and warrants	—	9		—	14

Diluted earnings per common share	$190	756	$0.25	$264	800	$0.33

	Two Quarters Ended August 16, 2003			Two Quarters Ended August 17, 2002
	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Basic earnings per common share	$542	751	$0.72	$585	790	$0.74
Dilutive effect of stock options and warrants	—	8		—	15

Diluted earnings per common share	$542	759	$0.71	$585	805	$0.73

The Company had options outstanding for approximately 28 shares and 27 shares during the second quarters of 2003 and 2002, respectively, that were excluded from the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share. For the first two quarters of 2003 and 2002, the Company had options outstanding for approximately 34 shares and 23 shares, respectively, that were excluded from the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

9.	RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 143, “Asset Retirement Obligations,” became effective for the Company on February 2, 2003. This standard addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Adoption of SFAS No. 143 did not have a material effect on the Company’s financial statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was adopted by the Company on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 required the Company to reclassify the debt extinguishments recorded as extraordinary items in 2002 as interest expense in the respective periods. These debt extinguishments totaled $14 of pre-tax expense in the second quarter of 2002 and $19 of pre-tax expense for the first two quarters of 2002. The provisions of SFAS No. 145 did not have a material effect on the Company’s financial statements.

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued by the FASB in January of 2003. FIN 46 provides guidance relating to the identification of, and financial reporting for, variable-interest entities, as defined in the Interpretation. FIN 46 is effective for all variable-interest entities created after January 31, 2003. For any variable-interest entities created prior to February 1, 2003, FIN 46 became effective for the Company on August 17, 2003, the beginning of the Company’s fiscal third quarter. The Company is analyzing its structured financing arrangements, joint ventures and partnerships to determine the effect this Interpretation will have on its financial statements. If the Company is required to consolidate any entity, the Company anticipates that such consolidation will not have a material effect on its financial statements.

10.	GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At August 16, 2003, a total of approximately $6.9 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

The following tables present summarized financial information as of August 16, 2003, and February 1, 2003, and for the second quarters ended, and two quarters ended, August 16, 2003 and August 17, 2002:

Condensed Consolidating

Balance Sheets

As of August 16, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$292	$114	$—	$406
Accounts receivable	77	504	—	581
Net inventories	395	3,627	—	4,022
Prepaid and other current assets	(22)	299	—	277

Total current assets	742	4,544	—	5,286
Property, plant and equipment, net	1,138	9,823	—	10,961
Goodwill, net	21	3,553	—	3,574
Other assets	615	(313)	—	302
Investment in and advances to subsidiaries	10,998	—	(10,998)	—

Total assets	$13,514	$17,607	$(10,998)	$20,123

Current liabilities
Current portion of long-term debt including obligations under capital leases	$64	$8	$—	$72
Accounts payable	160	2,896	—	3,056
Other current liabilities	(183)	2,523	—	2,340

Total current liabilities	41	5,427	—	5,468
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,668	336	—	8,004
Adjustment to reflect fair value interest rate hedges	94	—	—	94

Long-term debt including obligations under capital leases	7,762	336	—	8,098
Fair value interest rate hedges	11	—	—	11
Other long-term liabilities	1,512	846	—	2,358

Total liabilities	9,326	6,609	—	15,935

Shareowners’ Equity	4,188	10,998	(10,998)	4,188

Total liabilities and shareowners’ equity	$13,514	$17,607	$(10,998)	$20,123

Condensed Consolidating

Balance Sheets

As of February 1, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$43	$128	$—	$171
Accounts receivable	156	521	—	677
Net inventories	397	3,778	—	4,175
Prepaid and other current assets	279	264	—	543

Total current assets	875	4,691	—	5,566
Property, plant and equipment, net	1,156	9,392	—	10,548
Goodwill, net	21	3,554	—	3,575
Fair value interest rate hedges	110	—	—	110
Other assets	619	(316)	—	303
Investment in and advances to subsidiaries	12,086	—	(12,086)	—

Total assets	$14,867	$17,321	$(12,086)	$20,102

Current liabilities
Current portion of long-term debt including obligations under capital leases	$342	$10	$—	$352
Accounts payable	179	3,090	—	3,269
Other current liabilities	1,468	519	—	1,987

Total current liabilities	1,989	3,619	—	5,608
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,763	349	—	8,112
Adjustment to reflect fair value interest rate hedges	110	—	—	110

Long-term debt including obligations under capital leases	7,873	349	—	8,222
Other long-term liabilities	1,155	1,267	—	2,422

Total liabilities	11,017	5,235	—	16,252

Shareowners’ Equity	3,850	12,086	(12,086)	3,850

Total liabilities and shareowners’ equity	$14,867	$17,321	$(12,086)	$20,102

Condensed Consolidating

Statements of Earnings

For the Quarter Ended August 16, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$1,544	$11,025	$(218)	$12,351
Merchandise costs, including warehousing and transportation	1,240	8,063	(201)	9,102
Operating, general and administrative	305	2,090	(5)	2,390
Rent	40	120	(12)	148
Depreciation and amortization	23	246	—	269

Operating profit (loss)	(64)	506	—	442
Interest expense	(132)	(6)	—	(138)
Equity in earnings of subsidiaries	312	—	(312)	—

Earnings before tax expense	116	500	(312)	304
Tax expense (benefit)	(74)	188	—	114

Net earnings	$190	$312	$(312)	$190

Condensed Consolidating

Statements of Earnings

For the Quarter Ended August 17, 2002

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$1,660	$10,466	$(199)	$11,927
Merchandise costs, including warehousing and transportation	1,408	7,517	(187)	8,738
Operating, general and administrative	330	1,886	—	2,216
Rent	38	125	(12)	151
Depreciation and amortization	18	229	—	247
Merger-related costs, restructuring charges and related items	11	(10)	—	1

Operating profit (loss)	(145)	719	—	574
Interest expense	(141)	(11)	—	(152)
Equity in earnings of subsidiaries	443	—	(443)	—

Earnings before tax expense	157	708	(443)	422
Tax expense (benefit)	(107)	265	—	158

Net earnings	$264	$443	$(443)	$264

Condensed Consolidating

Statements of Earnings

For the Two Quarters Ended August 16, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$3,623	$25,494	$(500)	$28,617
Merchandise costs, including warehousing and transportation	2,915	18,584	(467)	21,032
Operating, general and administrative	713	4,712	(5)	5,420
Rent	91	283	(28)	346
Depreciation and amortization	47	577	—	624

Operating profit (loss)	(143)	1,338	—	1,195
Interest expense	(308)	(20)	—	(328)
Equity in earnings of subsidiaries	824	—	(824)	—

Earnings before tax expense	373	1,318	(824)	867
Tax expense (benefit)	(169)	494	—	325

Net earnings	$542	$824	$(824)	$542

Condensed Consolidating

Statements of Earnings

For the Two Quarters Ended August 17, 2002

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$3,871	$24,183	$(460)	$27,594
Merchandise costs, including warehousing and transportation	3,301	17,399	(432)	20,268
Operating, general and administrative	694	4,410	—	5,104
Rent	89	293	(28)	354
Depreciation and amortization	45	525	—	570
Merger-related costs, restructuring charges and related items	10	6	—	16

Operating profit (loss)	(268)	1,550	—	1,282
Interest expense	(325)	(20)	—	(345)
Equity in earnings of subsidiaries	940	—	(940)	—

Earnings before tax expense	347	1,530	(940)	937
Tax expense (benefit)	(222)	574	—	352

Earnings before cumulative effect of accounting change	569	956	(940)	585
Cumulative effect of accounting change, net of income tax benefit	—	(16)	—	(16)

Net earnings	$569	$940	$(940)	$569

Condensed Consolidating

Statements of Cash Flows

For the Two Quarters Ended August 16, 2003

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(270)	$2,079	$1,809

Cash flows from investing activities:
Capital expenditures	(72)	(1,011)	(1,083)
Other	(9)	(11)	(20)

Net cash used by investing activities	(81)	(1,022)	(1,103)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—
Reductions in long-term debt	(373)	(15)	(388)
Proceeds from issuance of capital stock	15	—	15
Proceeds from interest rate swap terminations	114	—	114
Treasury stock purchases	(239)	—	(239)
Other	(5)	32	27
Net change in advances to subsidiaries	1,088	(1,088)	—

Net cash provided (used) by financing activities	600	(1,071)	(471)

Net (decrease) increase in cash and temporary cash investments	249	(14)	(235)
Cash and temporary investments:
Beginning of year	43	128	171

End of quarter	$292	$114	$406

Condensed Consolidating

Statements of Cash Flows

For the Two Quarters Ended August 17, 2002

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,471	$690	$2,161

Cash flows from investing activities:
Capital expenditures	(94)	(935)	(1,029)
Other	25	(78)	(53)

Net cash used by investing activities	(69)	(1,013)	(1,082)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	853	—	853
Reductions in long-term debt	(1,365)	(57)	(1,422)
Proceeds from issuance of capital stock	28	—	28
Treasury stock purchases	(453)	—	(453)
Other	(18)	(61)	(79)
Net change in advances to subsidiaries	(452)	452	—

Net used by financing activities	(1,407)	334	(1,073)

Net decrease in cash and temporary cash investments	(5)	11	6
Cash and temporary investments:
Beginning of year	25	136	161

End of quarter	$20	$147	$167

11.	COMMITMENTS AND CONTINGENCIES

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

Insurance — The Company’s workers’ compensation risks are self-insured in certain states. In addition, other workers’ compensation risks and certain levels of insured general liability risks are based on retrospective premium plans, deductible plans, and self-insured retention plans. The liability for workers’ compensation risks is accounted for on a present value basis. The liability for general liability risks is not present-valued. Actual claim settlements and expenses incident thereto may differ from the provisions for loss.

Litigation — The Company is involved in various legal actions arising in the normal course of business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Purchase Commitment – The Company indirectly owns a 50% interest in the Santee Dairies, Inc. (“Santee”) and has a product supply arrangement with Santee that requires the Company to purchase 9 gallons of fluid milk and other products annually. The product supply agreement expires in fiscal 2007. Upon Fred Meyer’s acquisition of Ralphs/Food 4 Less, Santee became a duplicate facility. The joint venture is managed independently and has a board composed of an equal number of members from each partner, plus one independent member. When there is a split vote, this member generally votes with the other partner. The other partner has filed suit against the Company claiming, among other things, that the Company is obligated to purchase all of the requirements of fluid milk for its Ralphs and Food 4 Less divisions from Santee as opposed to minimum gallons.

Guarantees – The Company periodically enters into real estate joint ventures in connection with the development of certain properties. The Company usually sells its interests in such partnerships upon completion of the projects. As of August 16, 2003, the Company was a partner with 50% ownership in two real estate joint ventures and guaranteed approximately $7 of debt incurred by the ventures. Based on the covenants underlying this indebtedness as of August 16, 2003, it is unlikely that the Company will be responsible for repayment of these obligations. The Company also has guaranteed approximately $5 of promissory notes of a third real estate partnership. The Company believes that it is reasonably possible that the Company will be required to fund most of this obligation when the notes mature in 2012.

Assignments – The Company is contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. The Company could be required to satisfy obligations under leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of the Company’s assignments among third parties, and various other remedies available, the Company believes the likelihood that it will be required to satisfy a material amount of these obligations is remote.

Benefit Plans – The Company administers certain non-contributory defined benefit retirement plans for substantially all non-union employees and some union-represented employees as determined by the terms and conditions of collective bargaining agreements. Funding for the pension plans is based on a review of the specific requirements and an evaluation of the assets and liabilities of each plan.

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

In addition to the $100 contributed during the first quarter of 2003, the Company expects to make cash contributions to the company-sponsored pension plans in the current and upcoming years. Performance of plan assets, as well as the interest rates required to be used to calculate the pension obligations, will determine the amounts of these contributions.

The Company also participates in various multi-employer pension plans for substantially all union employees. The Company is required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based on a fixed amount for each year of service. The Company contributed $153 to these plans in fiscal 2002. A decline in the value of assets held by these plans, caused by performance of the investments in the financial markets in recent years, is likely to result in higher contributions to these plans (either by agreement or in order to avoid the imposition of an excise tax) and to create challenges in collective bargaining. Moreover, if the Company were to exit markets, it may be required to pay a potential withdrawal liability if the plans were under-funded at the time of withdrawal. However, the Company is unable to determine the amount of potential liability at this time. Any adjustments for withdrawal liability will be recorded when it is probable that a liability exists and it is determined that markets will be exited.

12.	FAIR VALUE INTEREST RATE HEDGES

In the first quarter of 2003, the Company reconfigured a portion of its interest derivative portfolio by terminating six interest rate swap agreements. These six agreements were accounted for as fair value hedges. Approximately $114 of proceeds received as a result of these terminations were recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt. As of August 16, 2003, the unamortized balances totaled approximately $105.

During the first two quarters of 2003, the Company initiated 10 new interest rate swap agreements that are being accounted for as fair value hedges. As of August 16, 2003, liabilities totaling $11 have been recorded to reflect the fair value of these new agreements, offset by reductions in the fair value of the underlying debt.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Sales

Total sales for the second quarter of 2003 were $12.4 billion, an increase of 3.6% over total sales of $11.9 billion for the second quarter of 2002. Total food store sales for the second quarter of 2003 were $11.73 billion, an increase of 3.3% over total food store sales of $11.36 billion for the second quarter of 2002. For the first two quarters of 2003, total sales were $28.6 billion, an increase of 3.7% over total sales of $27.6 billion for the same period of 2002. For the first two quarters of 2003, total food store sales were $27.2 billion, an increase of 3.4% over total food store sales of $26.3 billion for the first two quarters of 2002. The differences between total sales and total food store sales primarily related to sales at convenience stores and jewelry stores, and by manufacturing plants to outside firms.

We define a food store as an identical store in the quarter after the store has been in operation and has not been expanded or relocated for four full quarters. Identical food store sales, as used to calculate the percent change in identical food store sales, were $11.0 billion for the second quarter of 2003. Identical food store sales declined 0.1% in the second quarter of 2003 compared to the second quarter of 2002. We define a food store as a comparable store in the quarter after the store has been in operation for four full quarters, including expansions and relocations. Comparable food store sales, as used to calculate the percent change in comparable food store sales, were $11.3 billion for the second quarter of 2003. Comparable food store sales increased 0.5% in the second quarter of 2003 versus the second quarter of 2002. The differences between total food store sales and identical food store sales were primarily due to the increases in food store square footage discussed below in “Capital Expenditures.”

The increase in the percent of total food store sales attributable to sales at supermarket fuel centers has significantly affected our results. At the end of the second quarter of 2003, we operated 412 supermarket fuel centers compared to 307 supermarket fuel centers at the end of the second quarter of 2002. Excluding sales at identical supermarket fuel centers, identical food store sales decreased 0.9% in the second quarter of 2003 compared to second quarter of 2002. On the same basis, comparable food store sales declined 0.4% in the second quarter of 2003 versus the same period of 2002.

While management believes that Kroger’s sales results are affected by product cost inflation and deflation, it is difficult to segregate and to measure the effects of inflation and deflation on our retail prices because of changes in the types of merchandise sold among periods and other pricing and competitive influences. For the second quarter of 2003, we estimate that our product cost inflation, including fuel, was 0.5% and, excluding fuel, was 0.2%, compared to the second quarter of 2002.

In addition to product cost inflation in various commodities, sales in the second quarter of 2003 were affected by continued economic uncertainty, increasingly intense competition and the results of our Strategic Growth Plan (“Plan”). We believe the effects of the weak economy and intense competition partially offset the benefits from Kroger’s execution of the Plan.

Gross Profit

Our gross profit rates were 26.31% and 26.73% in the second quarters of 2003 and 2002, respectively. In the second quarter of 2003, we recorded a Last-In, First-Out (“LIFO”) charge of $10 million. No LIFO charge was recorded in the second quarter of 2002. Excluding the second quarter, 2003 LIFO charge, our First-In, First-Out (“FIFO”) gross profit rate was 26.39% versus 26.73% in the second quarter of 2002.

For the year-to-date periods of 2003 and 2002, our gross profit rates were 26.51% and 26.55%, respectively. Our year-to-date LIFO charges totaled $22 million and $12 million in 2003 and 2002, respectively. Excluding these LIFO charges, our year-to-date FIFO gross profit rates were 26.58% and 26.59% in 2003 and 2002, respectively.

Excluding fuel at our convenience stores and supermarkets in both years, our FIFO gross profit rate decreased six basis points in the second quarter of 2003 versus the second quarter of 2002. Fuel sales have a negative effect on our overall gross profit rate due to the relatively low gross profit rate on fuel sales.

Year-to-date, 2002 gross profit results were adversely affected by a $91 million charge for the adoption of the item-cost method of accounting at the former Fred Meyer divisions. This charge, which is described below in “Other Income and Expense Items,” reduced the year-to-date, 2002 FIFO gross profit rate by 33 basis points. Excluding this charge and fuel at our convenience stores and supermarkets in both years, our year-to-date FIFO gross profit decreased six basis points in 2003 versus the same period of 2002.

Without fuel and the effect of the adoption of the item-cost method, our comparable FIFO gross profit rates declined in 2003 primarily due to our continued investment in lower retail prices as part of the Plan.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses, which consist primarily of employee related costs such as wages, health care benefit costs and retirement plan costs, as a percent of sales were 19.35% and 18.58% in the second quarters of 2003 and 2002, respectively. For the year-to-date periods of 2003 and 2002, our OG&A rates were 18.94% and 18.50%, respectively.

Our OG&A rates were affected by the OG&A items described below in “Other Income and Expense Items,” most significantly by the second quarter, 2003 settlement with Dynegy, Inc. Adjusting for these income and expense items in all periods presented, our OG&A rate increased 23 basis points in the second quarter of 2003 versus the second quarter of 2002, and increased 21 basis points for the year-to-date period of 2003 versus the same period of 2002. Adjusting for these income and expense items and also excluding fuel at our convenience stores and supermarkets in all periods presented, our OG&A rates increased 46 basis points in the second quarter of 2003 versus the second quarter of 2002, and increased 47 basis points for the year-to-date period of 2003 versus the same period of 2002. Fuel sales have a positive impact on our overall OG&A expense rate due to the relatively low labor and facility costs associated with fuel sales. Higher health care benefit, pension and utility costs accounted for approximately 28 basis points of the quarterly increase and for approximately 34 basis points of the year-to-date increase.

Rent Expense

Rent expense, as a percent of total sales, was 1.20% and 1.27% in the second quarters of 2003 and 2002, respectively. Year-to-date, rent expense, as a percent of total sales, was 1.21% in 2003 and 1.28% in 2002. The decreases in these rates reflect the emphasis our current growth strategy places on ownership of real estate.

Depreciation Expense

Depreciation expense, as a percent of total sales, was 2.18% and 2.07% in the second quarters of 2003 and 2002, and for the year-to-date periods of 2003 and 2002, respectively. The increases in depreciation expense, as a percent of sales, result primarily from Kroger’s capital investment program and its emphasis on ownership of real estate.

Interest Expense

Interest expense, as a percent of total sales, was 1.12% and 1.27% in the second quarters of 2003 and 2002, respectively. Year-to-date, interest expense, as a percent of total sales, was 1.15% in 2003 and 1.25% in 2002. As described below in “Other Income and Expense Items,” interest expense for the second quarter of 2002 included the reclassification of debt extinguishments totaling $14 million. Year-to-date, 2002 interest expense included such reclassifications that totaled $19 million.

Income Taxes

Our effective income tax rate was 37.5% for 2003 and 2002. The effective income tax rates differ from the expected statutory rate primarily because of the effect of state taxes.

Net Earnings

Net earnings totaled $190 million, or $0.25 per diluted share, in the second quarter of 2003. These results represent a decrease of approximately 24.2% from net earnings of $0.33 per diluted share for the second quarter of 2002. Results in both quarters include the items described below in “Other Income and Expense Items,” which totaled approximately $0.06 of after-tax expense per diluted share in the second quarter of 2003, and approximately $0.01 of after-tax expense per diluted share in the second quarter of 2002.

Net earnings for the first two quarters of 2003 totaled $542 million, or $0.71 per diluted share. Net earnings per diluted share for the first two quarters of 2003 were flat compared to the same period of 2002. Results in both years include the items described below in “Other Income and Expense Items,” which totaled approximately $0.05 of after-tax expense per diluted share in 2003, and approximately $0.11 of after-tax expense per diluted share in 2002.

OTHER INCOME AND EXPENSE ITEMS

The following table summarizes other income and expense items that affected Kroger’s financial results during the periods presented. These items include restructuring charges, merger-related costs and the cumulative effect of an accounting change, all of which are shown separately in the Consolidated Statements of Earnings. The items also include other charges and credits that were recorded as components of merchandise costs, operating, general and administrative expense, (“OG&A”) and interest expense.

	Second Quarter		Year-to-date
(In millions except per share amounts)	2003	2002	2003	2002
Other income and expense items in merchandise costs:
Item-cost conversion	$—	$—	$—	$91

Other income and expense items in OG&A:
Store closing liabilities	—	—	(10)	—
Energy purchase commitments – market value adjustment	1	1	4	(6)
Energy purchase commitments – Dynegy settlement	62	—	62	—
Adjustment to charitable contribution liability	(5)	—	(5)	—
Power outage	9	—	9	—

Total in OG&A	67	1	60	(6)
Other expense items in interest expense	—	14	—	19
Restructuring charges and related items	—	2	—	15
Merger-related costs	—	(1)	—	1

Total pre-tax expense	67	16	60	120
Income tax effect	(25)	(6)	(22)	(45)

After-tax expense	42	10	38	75
Cumulative effect of an accounting change, net of tax	—	—	—	16

Total after-tax expense	$42	$10	$38	$91

Diluted shares	756	800	759	805
Approximate after-tax expense per diluted per share	$0.06	$0.01	$0.05	$0.11

Items in Merchandise Costs and OG&A

Item-cost conversion

In 1998, prior to the merger with Fred Meyer, we changed our application of the LIFO method of accounting for certain store inventories from the retail method to the item-cost method. The change improved the accuracy of product cost calculations by eliminating the averaging and estimating inherent in the retail method.

During the fourth quarter of 2002, we adopted the item-cost method for the former Fred Meyer divisions. The cumulative effect of this change on periods prior to February 3, 2002, cannot be determined. The effect of the change on the February 3, 2002 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in results for the first quarter of 2002. This change increased merchandise costs by $91 million and reduced net earnings by $57 million. We did not calculate the pro forma effect on prior periods because cost information for these periods was not determinable. The item-cost method did not have a material effect on earnings subsequent to its adoption on February 3, 2002.

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

Due to operational changes, performance improved at five stores that had not yet closed. As a result of this improved performance, in the first quarter of 2003 management altered their original plans and determined that these five locations will remain open. Additionally, closing and exit costs at other locations included in the original plans were less costly than anticipated.

In total, in the first quarter of 2003, we recorded pre-tax income of $10 million to adjust these liabilities to reflect the outstanding lease commitments at the locations remaining under the plans. Sales at the stores remaining under the plans totaled $70 million and $123 million for the rolling four-quarter periods ended August 16, 2003, and August 17, 2002, respectively. Net operating income or loss for these stores cannot be determined on a separately identifiable basis. Refer to Note 4 to the Consolidated Financial Statements for additional details of these liabilities.

Energy purchase commitments

During March through May 2001, we entered into four separate commitments to purchase electricity from Dynegy, Inc. (“Dynegy”) in California. At the inception of the contracts, forecasted electricity usage indicated that it was probable that all of the electricity would be utilized in our operations. We, therefore, accounted for the contracts in accordance with the normal purchases and normal sales exception under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and no amounts were initially recorded in the financial statements related to these purchase commitments.

During the third quarter of 2001, we determined that one of the contracts, and a portion of a second contract, provided for supplies in excess of our expected demand for electricity. This precluded use of the normal purchases and normal sales exception under SFAS No. 133 for those contracts, and required the contracts to be marked to fair value through current-period earnings. We, therefore, recorded a pre-tax charge of $81 million in the third quarter of 2001 to accrue liabilities for the estimated fair value of these contracts through the December 2006 ending date of the commitments. We re-designated the remaining portion of the second contract as a cash flow hedge of future purchases under the contract. The other two purchase commitments continued to qualify for the normal purchases and normal sales exception under SFAS No. 133 through June 2003.

SFAS No. 133 required the excess contracts to be marked to fair value through current-period earnings each quarter. Market value adjustments of the excess contracts resulted in $1 million of pre-tax expense in the second quarters of 2003 and 2002. For the year-to-date period of 2003, the market value adjustments totaled $4 million of pre-tax expense. For the year-to-date period of 2002, the market value adjustments totaled $6 million of pre-tax income.

On July 3, 2003, Kroger reached an agreement through which it ended supply arrangements with Dynegy in California related to these four power supply contracts. The Federal Energy Regulatory Commission approved the settlement agreement on July 23, 2003. On August 27, 2003, Kroger paid $107 million, before the related tax benefits, to settle disputes with Dynegy related to prior over-payments, terminate two of the four contracts effective July 6, 2003, and terminate the remaining two agreements effective September 1, 2003. As a result of the settlement, we recorded $62 million of pre-tax expense in the second quarter of 2003.

Adjustment to charitable contribution liability

In the second quarter of 2003, we recorded $5 million of pre-tax income to adjust liabilities related to a charitable contribution required as a result of the Fred Meyer merger. Refer to Note 4 to the Consolidated Financial Statements for additional details of these liabilities.

Power Outage

In the second quarter of 2003, we recorded $9 million of pre-tax expense for the August power outage in northwest Ohio and Michigan. The majority of the expense related to uninsured product losses. Generally, we classify uninsured product and property losses as OG&A expense.

Items in Interest Expense

Kroger adopted SFAS No. 145 on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 required us to reclassify the debt extinguishments recorded as extraordinary items in 2002 as interest expense in the respective periods. These debt extinguishments totaled $14 million of pre-tax expense in the second quarter of 2002 and $19 million of pre-tax expense for the year-to-date period of 2002.

Restructuring Charges and Related Items

On December 11, 2001, we outlined our Strategic Growth Plan to support additional investment in core business to increase sales and market share. Restructuring charges related to the Plan totaled $2 million, pre-tax, in the second quarter of 2002 and $15 million, pre-tax, for the first two quarters of 2002. The majority of these expenses related to severance agreements, distribution center consolidation and conversion costs. No restructuring charges were incurred in 2003. Refer to Note 3 to the Consolidated Financial Statements for additional details of these charges.

Merger-Related Costs

In the first quarter of 2002, we recorded pre-tax, merger-related costs of $2 million for the issuance of synergy-based restricted stock. The market value adjustment of the stock resulted in a pre-tax credit of $1 million in the second quarter of 2002. Restrictions on the stock awards lapsed in the second quarter of 2002 based on the achievement of synergy goals established in connection with the Fred Meyer merger. All synergy-based awards were earned provided that recipients were still employed by Kroger on the stated restriction lapsing date. No such costs were recorded in 2003.

Cumulative Effect of an Accounting Change

Kroger adopted SFAS No. 142 on February 3, 2002. The transitional impairment review required by SFAS No. 142 resulted in a $26 million pre-tax non-cash loss to writeoff the jewelry store division goodwill based on its implied fair value. Impairment primarily resulted from the recent operating performance of the division and review of the division’s projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. This loss was recorded as a cumulative effect of an accounting change, net of a $10 million tax benefit, in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $1.8 billion of cash from operating activities during the first two quarters of 2003 compared to $2.2 billion during the first two quarters of 2002. This decrease in cash was primarily due to a $491 million reduction of operating assets and liabilities realized during the first two quarters of 2003 versus the $801 million reduction we realized during same period of 2002. Fluctuations in our accounts payable balances contributed to the changes in each period presented. In 2002, our accounts payable balances increased substantially due to enterprise systems conversions that enabled our western divisions to improve their accounts payable positions. The decline in our accounts payable balances in 2003 was primarily due to no longer transferring deposits prior to being credited by certain banks to our concentration account. The cost of this activity was minimal in 2002. Expected increases in bank fees made the activity non-economical in 2003.

In addition to the changes in our accounts payable balances, the amount of cash paid for income taxes in 2003 was lower than the amount in 2002 due to a tax law benefit that will continue through the remainder of 2003 and 2004. Under current tax law, the bonus depreciation provision of the law will expire in December of 2004, so we expect the benefit will begin to reverse in 2005. Our 2003 results also reflect an increase in accrued liability balances due to the Dynegy settlement and a $100 million cash contribution to our company-sponsored pension plan. The Dynegy settlement is described above in “Other Income and Expense Items.”

Net cash used by investing activities

Investing activities used $1.1 billion of cash during the first two quarters of 2003 and 2002. The amount of cash used by investing activities in 2003 was approximately equal to the amount used in 2002 due to relatively consistent capital spending, including acquisitions.

Net cash used by financing activities

Financing activities used $471 million of cash in the first two quarters of 2003 compared to $1.1 billion in the first two quarters of 2002. In the first two quarters of 2003, we used approximately $388 million of cash to reduce outstanding debt versus a net $569 million of cash used in the first two quarters of 2002. The decrease in the use of cash was also due to a reduction in our treasury stock repurchases in 2003 versus 2002 and to proceeds received in the first quarter of 2003 for the termination of six interest rate swap agreements.

Debt Management

We had several lines of credit (the “Credit Facilities”) with borrowing capacity totaling approximately $2.5 billion at August 16, 2003. Outstanding credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the Credit Facilities. In addition, we had a $75 million money market line, borrowings under which also reduce the funds available under the Credit Facilities. At August 16, 2003, our outstanding credit agreement and commercial paper borrowings totaled $14 million. We had no borrowings under the money market line at August 16, 2003. The outstanding letters of credit that reduced the funds available under the Credit Facilities totaled $202 million.

At August 16, 2003, we also had a $100 million pharmacy receivable securitization facility that provided capacity incremental to the $2.5 billion described above. Funds received under this $100 million facility do not reduce funds available under the Credit Facilities. Rather, collection rights to certain of Kroger’s pharmacy accounts receivable balances are sold to initiate the drawing of funds under the facility. As of August 16, 2003, we had not used this additional $100 million facility. Accordingly, no collection rights to Kroger’s pharmacy accounts receivable balances were sold as of August 16, 2003.

Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. As of August 16, 2003, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

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

Total debt, including both the current and long-term portions of capital leases, decreased $180 million to $8.2 billion as of the end of the second quarter of 2003, from $8.4 billion as of the end of the second quarter of 2002. Total debt decreased $404 million as of the end of the second quarter of 2003 from $8.6 billion as of year-end 2002. The decreases in 2003 resulted from the use of cash flow from operations to reduce outstanding debt.

We purchased a portion of the debt issued by the lenders of some of our structured financings in an effort to reduce our effective interest expense. We also had prefunded employee benefit costs of $300 million at year-end 2002. Additionally, the mark-to-market adjustments necessary to record fair value interest rate hedges of our fixed rate debt increased the carrying value of our debt by $94 million as of the end of the second quarter of 2003, $65 million as of the end of the second quarter of 2002, and $110 million as of year-end 2002. If we exclude the debt incurred to make the structured financing purchases, which we classify as investments, and the prefunding of employee benefits, and also exclude the SFAS No. 133 mark-to-market adjustments, our net total debt (which includes capital leases) would have been $8.0 billion as of the end of the second quarter of 2003 compared to $8.2 billion as of the end of the second quarter of 2002 and $8.1 billion as of year-end 2002. We believe net total debt is an important measure of our leverage due to the nature of the items described above. Therefore, we believe net total debt should be reviewed in addition to total debt. We do not intend the presentation of net total debt to be an alternative to total debt or to any generally accepted accounting principle measure of liquidity. A reconciliation of net total debt is illustrated below:

	Second Quarter 2003	Second Quarter 2002	Year End 2002
	(in millions)
Total Debt, including capital leases	$8,170	$8,350	$8,574
Mark-to-market adjustments	(94)	(65)	(110)
Investments in debt securities	(67)	(67)	(67)
Prefunded employee benefits (VEBA)	—	—	(300)

Net Total Debt, including capital leases	$8,009	$8,218	$8,097

Common Stock Repurchase Program

During the second quarter of 2003, we invested $108 million to repurchase 6.5 million shares of Kroger stock at an average price of $16.65 per share. These shares were reacquired under two separate stock repurchase programs. The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors in December of 2002. The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. In the second quarter of 2003, we purchased 5.5 million shares under our $500 million stock repurchase program and we purchased an additional 1 million shares under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises. At August 16, 2003, we had $222 million remaining under the $500 million authorization. For the first two quarters of 2003, we reacquired a total of 16.1 million shares of Kroger stock for a total investment of $243 million. At current prices, Kroger continues to repurchase shares.

CAPITAL EXPENDITURES

Capital expenditures excluding acquisitions totaled $419 million for the second quarter of 2003 compared to $420 million for the second quarter of 2002. Year-to-date, capital expenditures excluding acquisitions totaled $1.1 billion in 2003 and $1.0 billion in 2002. Including acquisitions, capital expenditures totaled $449 million in the second quarter of 2003 compared to $420 million in the second quarter of 2002. Year-to-date, capital expenditures including acquisitions totaled $1.1 billion in 2003 and 2002. Expenditures in the year-to-date periods of 2003 and 2002 include purchases of assets totaling $202 million and $192 million, respectively, which were previously financed under a synthetic lease.

During the second quarter of 2003, we opened, acquired, expanded or relocated 36 food stores. We had 6 operational food store closings and completed 40 within-the-wall remodels. In total, we operated 2,519 food stores at the end of the second quarter of 2003 versus 2,447 food stores in operation at the end of the second quarter of 2002. Total food store square footage increased 3.9% over the second quarter of 2002.

OTHER ISSUES

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

UFCW contracts have expired in Portland, Oregon and will expire before the end of 2003 in: Memphis, Tennessee; Charleston, West Virginia; Indianapolis, Indiana; Arizona and Ralphs in Southern California. During the first half of 2003, we reached a new agreement with the UFCW in Toledo, Ohio, and negotiated a one-year extension to the contract in Peoria, Illinois. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. We cannot be certain that agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material effect on the results of our operations.

SFAS No. 143, “Asset Retirement Obligations,” became effective for Kroger on February 2, 2003. This standard addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Adoption of SFAS No. 143 did not have a material effect on our financial statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was adopted by Kroger on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 required Kroger to reclassify the debt extinguishments recorded as extraordinary items in the first quarter of 2002 as interest expense in that period. These debt extinguishments totaled $14 million of pre-tax expense in the second quarter of 2002 and $19 million of pre-tax expense for the first two quarters of 2002. The provisions of SFAS No. 145 did not have a material effect on our financial statements.

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued by the FASB in January of 2003. FIN 46 provides guidance relating to the identification of, and financial reporting for, variable-interest entities, as defined in the Interpretation. FIN 46 is effective for all variable-interest entities created after January 31, 2003. For any variable-interest entities created prior to February 1, 2003, FIN 46 became effective for Kroger on August 17, 2003, the beginning of Kroger’s fiscal third quarter. We are analyzing our structured financing arrangements, joint ventures and partnerships to determine the effect this Interpretation will have on our financial statements. If we are required to consolidate any entity, we anticipate that such consolidation will not have a material effect on our financial statements.

OUTLOOK

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including this section, contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected sales and earnings per share (“EPS”); working capital reduction; our ability to generate operating cash flow; and our Strategic Growth Plan (“Plan”), and are indicated by words or phrases such as “comfortable,” “committed,” “expects,” “goal,” “estimate,” “plans,” “target,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. We undertake no obligation to update the information contained herein.

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

•	On December 11, 2001, we outlined the Plan to support additional investment in core business to grow sales and increase market share. The Plan has three key elements: reduction of operating, general and administrative expenses; increased coordination of merchandising and procurement activities; and targeted retail price reductions. As of August 16, 2003, we had achieved cost savings of approximately $458 million. We expect to exceed our original goal of $500 million in cost reductions by the end of fiscal 2003.

Our identical food store sales, including supermarket fuel centers, declined 0.1% in the second quarter of 2003 compared to the second quarter of 2002. We believe the effects of the weak economy and intense competition partially offset the benefits from Kroger’s execution of the Plan in the second quarter of 2003. Our sales results are further described above in “Results of Operations.” We believe the continued enhancement of the Plan will improve our competitive position.

Kroger’s previous earnings guidance for fiscal 2003 was $1.55 to $1.63 per diluted share. This estimate did not include the previously announced annual after-tax expense of $0.04 per diluted share for the Dynegy settlement and expense of $0.01 per share from the power outage. Including these expenses, which are described above in “Other Income and Expense Items,” the earnings range is $1.50 to $1.58 per diluted share.

We now believe that earnings per diluted share for 2003 are more likely to be near the low end of this range, and could be as much as $0.05 per diluted share below the range. This possibility arises from an increase in our LIFO charge of $0.02 per diluted share, an increasingly competitive environment that may require an additional investment of gross profit rate as compared to Plan, and a tough economy.

This estimate may prove to be too conservative because identical food store sales, including fuel, through the first four weeks of the third quarter of 2003 were positive. This continued a trend that began late in the second quarter of 2003. Also, we continue to expect identical food-store sales, including fuel, to be positive for the year. Product cost inflation, including fuel, is expected to be approximately 0.5% to 1.0% for fiscal 2003 and the extent to which we can pass this increase on may affect earnings per share.

•	Based on the current interest rate environment, we expect interest expense to total approximately $575 million to $595 million in 2003. Additionally, for 2003, we expect depreciation expense to total approximately $1,175 million to $1,200 million. We now expect our OG&A expense rate to increase approximately 25 to 40 basis points including the effect of the Dynegy settlement and the power outage. We expect our gross profit rate, excluding the effect of LIFO, to decrease approximately 10 to 50 basis points for fiscal 2003. We now expect to incur a LIFO charge of approximately $40 million for 2003.

•	In the third quarter of 1999, we established a goal to reduce net operating working capital by a total of $500 million by the end of the third quarter 2004. Net operating working capital was defined in this goal as current operating assets before LIFO credit, less current operating liabilities. Therefore, we historically presented net operating working capital based on this definition. On January 22, 2003, the SEC issued release No. 34-47226 that set forth new requirements relating to the disclosure of non-GAAP financial measures, as defined in the release. The release allows for presentation of certain non-GAAP financial measures provided that the measures are reconciled to the most directly comparable GAAP financial measure. We will continue to present net operating working capital, as we believe it is an important means by which to measure our operating financial performance for working capital and it is the basis by which senior management measures progress against the goal established in 1999. However, in accordance with release No. 34-47226, all future presentation of net operating working capital will be reconciled to the more widely recognized definition of working capital (current assets less current liabilities). We do not intend the presentation of net operating working capital to be an alternative to any generally accepted accounting principle measure of performance.

At the end of the second quarter of 2003, net operating working capital decreased $36 million compared to the end of the second quarter of 2002 and decreased $178 million compared to year-end 2002. We expect to reduce net operating working capital by $100 million in 2003. A reconciliation of net operating working capital is shown below:

	Second Quarter 2003	Year-End 2002	Second Quarter 2002	Year-End 2001
	(in millions)
Current assets	$5,286	$5,566	$5,056	$5,512
Less: current liabilities	(5,468)	(5,608)	(5,779)	(5,485)

GAAP working capital	(182)	(42)	(723)	27
Addback (subtract):
LIFO reserve	312	290	352	340
Current portion of long-term debt, including capital leases	72	352	437	436
Net current accrued/deferred income tax (assets) liabilities	248	56	147	122
Property held for sale	(41)	(20)	(11)	(7)
Prefunded employee benefits	—	(300)	—	(270)
Item-cost comparative adjustment (1)	—	—	—	(91)
EITF 02-16 comparative adjustment (1)	—	—	(28)	(28)
Temporary cash investments (2)	(271)	(20)	—	—

Net operating working capital	$138	$316	$174	$529

(1)	EITF Issue No. 02-16 was adopted in the fourth quarter of 2002. For comparative purposes, amounts in 2002 and 2001 have been adjusted to reflect this inventory adjustment. Amounts in 2001 are similarly adjusted for the effect of the item-cost conversion at the Fred Meyer divisions that is described above in “Other Income and Expense Items.”
(2)	Cash balances at the end of the second quarter of 2003 and at year-end 2002 were in excess of the cash required to operate our stores. This excess was invested in short-term commercial paper.

•	We obtain sales growth from new square footage, as well as from increased productivity from existing locations. For 2003, we expect full year square footage to grow 2.5% to 3.0%, excluding acquisitions and operational closings. We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, natural food markets, supermarket fuel centers, seafood shops, floral shops, and bakeries. We believe the combination store format will allow us to withstand continued competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants.

•	Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis on self-development and ownership of real estate, and on logistics and technology improvements. The continued capital spending in technology focusing on improved store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, should reduce merchandising costs as a percent of sales. For fiscal 2003, we expect capital spending to be approximately $1.9 billion, excluding acquisitions and the final synthetic lease buyout. We expect our new, relocated or expanded stores to total 90 – 100 stores for fiscal 2003, excluding acquisitions. We intend to use the combination of cash flow from operations, including reductions in working capital, and borrowings under credit facilities to finance capital expenditure requirements. If determined preferable, we may fund capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity.

•	Based on current operating results, we believe that cash flow from operations and other sources of liquidity, including borrowings under our commercial paper program and bank credit facilities, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

•	We expect the change in OG&A will be affected by increased costs, such as health care benefit costs, pension costs, utility costs and credit card fees. We expect that our pre-tax pension and health care benefit expense will increase approximately $62 million and $100 million, respectively, in fiscal 2003 versus fiscal 2002. These estimates include expenses related to our company-sponsored plans as well as estimated contributions to multi-employer plans.

•	In addition to the $100 million contributed during the first quarter of 2003, we expect to make cash contributions to the company-sponsored pension plans in the current and upcoming years. Performance of plan assets, as well as the interest rates required to be used to calculate the pension obligations, will determine the amounts of these contributions. Based on current interest rates and our expected rate of return of 8.50%, we estimate that contributions to our Company-sponsored pension plans over fiscal years 2004 through 2006 will reduce Kroger’s after-tax cash flow by $110 million annually.

•	In addition to the company-sponsored pension plans, we participate in various multi-employer pension plans for substantially all union employees. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based on a fixed amount for each year of service. We contributed $153 million to these plans in fiscal 2002. For 2003, contributions are estimated to be approximately $185 million. Based on current market conditions and benefit levels, we expect contributions in 2004 to exceed $185 million. A decline in the value of assets held by these plans, caused by performance of the investments in the financial markets in recent years, is likely to result in higher contributions to these plans (either by agreement or in order to avoid the imposition of an excise tax) and to create challenges in our collective bargaining. Moreover, if we were to exit certain markets, we may be required to pay a withdrawal liability if the plans were under-funded at the time of withdrawal.

•	UFCW contracts have expired in Portland, Oregon and will expire before the end of 2003 in: Memphis, Tennessee; Charleston, West Virginia; Indianapolis, Indiana; Arizona and Ralphs in Southern California. During the first half of 2003, we reached a new agreement with the UFCW in Toledo, Ohio, and negotiated a one-year extension to the contract in Peoria, Illinois. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. We cannot be certain that agreements will be reached without work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material effect on the results of our operations.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•	Our ability to achieve sales and EPS goals will be affected by: industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors; our response to these actions; the state of the economy, including the inflationary and deflationary trends in certain commodities; stock repurchases; and the success of our Plan.

•	In addition to the factors identified above, our identical store sales growth could be affected by increases in Kroger private-label sales, the impact of “sister stores,” as well as reductions in retail pricing. Kroger’s EPS growth goals could be affected by: sales performance; competitive action; recessionary trends in the economy; our ability to achieve the cost reductions that we have identified, including those to reduce shrink and OG&A; continued increases in health care, pension and credit card fees; and the success of our capital investments.

•	Our efforts to meet our working capital reduction targets could be adversely affected by: increases in product costs; newly opened or consolidated distribution centers; our ability to obtain sales growth from new square footage; competitive activity in the markets in which we operate; changes in our product mix; and changes in laws and regulations.

•	The proportion of cash flow used to reduce outstanding debt, repurchase common stock, or pay a cash dividend may be affected by the market price of Kroger common stock, the amount of outstanding debt available for pre-payment and changes in borrowing rates.

•	The results of our Plan and our ability to generate operating cash flow to the extent expected could be adversely affected if any of the factors identified above negatively impacts our operations, or if any of our underlying strategies, including those to reduce shrink and OG&A and to increase productivity, are not achieved. In addition, the timing of the execution of the Plan could adversely impact our EPS and sales results.

•	Consolidation in the food industry is likely to continue and the effects on our business, favorable or unfavorable, cannot be foreseen.

•	The results of our Plan, including the amount and timing of cost savings expected, could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional retailers; our response actions; the state of the economy, including deflationary trends in certain commodities; recessionary times in the economy; our ability to achieve the cost reductions that we have identified, including those to reduce shrink and operating, general and administrative expense; increases in health care, pension and credit card fees; and the success of our capital investments.

•	Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or remaining terms of leases. Use of the straight-line method of depreciation creates a risk that future assets write-offs or potential impairment charges related to store closings would be larger than if an accelerated method of depreciation was followed.

•	A decline in the generation of sufficient cash flows to support capital expansion plans, share repurchase programs and general operating activities could cause our growth to slow significantly and may cause us to miss our earnings per share growth targets, because we obtain some of our sales growth from new square footage.

•	The grocery retailing industry continues to experience fierce competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our sales and net income.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material impact on our financial statements.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Changes in our product mix may negatively affect certain financial indicators. For example, we have added and will continue to add supermarket fuel centers. Since gasoline is a low profit margin item with high sales dollars, we expect to see our gross profit margins decrease as we sell more gasoline. Although this negatively affects our gross profit margin, gasoline provides a positive effect on operating, general and administrative expense as a percent of sales.

•	Our ability to integrate any companies we acquire or have acquired and achieve operating improvements at those companies will affect our operations.

•	We retain a portion of the exposure for our workers’ compensation and general liability claims. It is possible that these claims may cause significant expenditures that would affect our operating cash flows.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, or if our logistics and technology projects are not completed in the time frame expected or on budget.

•	Depreciation and amortization expenses may vary from our estimates due to the timing of new store openings.

•	Interest expense will vary with changes in capital markets and the amount of debt that we have outstanding. Although we use derivative financial instruments to manage our net exposure to financial risks, we are still exposed to interest rate fluctuations and other capital market conditions.

•	LIFO charges and credits will be affected by the timing and volume of vendor promotions and changes in the cost of inventory.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, or may decrease the customer demand for certain products. Additionally, increases in the cost of inputs, such as utility costs or raw material costs, could negatively impact financial ratios and net earnings.

•	Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass these increases on to our customers, our gross margin and net earnings will suffer.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the SEC on May 2, 2003, we recorded a pre-tax loss of $81 million in the third quarter of 2001 to accrue liabilities for the estimated fair values of energy contracts that no longer qualified for the normal purchases and normal sales exception (the “excess contracts”). As described in Note 4 to our accompanying Consolidated Financial Statements and “Management’s Discussion of Financial Condition and Results of Operations – Other Income and Expense Items,” in the second quarter of 2003, we reached an agreement through which we ended supply arrangements with Dynegy in California related to four power supply contracts, including the excess contracts. The Federal Energy Regulatory Commission approved the settlement agreement on July 23, 2003. On August 27, 2003, Kroger paid $107 million, before the related tax benefits, to settle disputes with Dynegy related to prior over-payments, terminate two of the four contracts effective July 6, 2003, and terminate the remaining two agreements effective September 1, 2003. As a result of the settlement, we recorded $62 million of pre-tax expense in the second quarter of 2003.

There have been no other significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the SEC on May 2, 2003.

ITEM 4. Controls and Procedures.

As of September 22, 2003, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of September 22, 2003.

There have been no significant changes in Kroger’s internal controls or in other factors that could significantly affect these controls subsequent to September 22, 2003.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	June 26, 2003 – Annual Meeting

(b)	The shareholders elected five directors to serve until the annual meeting of shareholders in 2006, and one director to serve until the annual meeting of shareholders in 2004, or until their successors have been elected and qualified, and ratified the selection of PricewaterhouseCoopers LLP, as Company auditors for 2003. The shareholders also defeated a shareholder proposal requesting an amendment to the Company’s Regulations to provide for a shareholder committee to meet with the Company’s independent directors.

(c)	Votes were cast as follows:

To Serve Until 2006	For	Withheld
Reuben V. Anderson	648,873,008	27,651,546
Richard K. Davidson	653,019,064	23,505,490
Clyde R. Moore	649,114,819	27,379,735
Joseph A. Pichler	647,449,865	29,074,689
Steven R. Rogel	650,517,739	26,006,815

To Serve Until 2004	For	Withheld
Susan M. Phillips	652,981,710	23,543,844

	For	Against	Withheld	Broker Non-Votes
PricewaterhouseCoopers LLP	643,656,579	26,689,243	6,178,732	—

	For	Against	Withheld	Broker Non-Votes
Shareholder proposal (shareholder committee)	278,910,094	312,284,025	11,917,251	73,413,184

Item 6. Exhibits and Reports on Form 8-K.

(a)	EXHIBIT 3.1 - Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Company’s Regulations are incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

EXHIBIT 4.1 - Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

EXHIBIT 31.1 – Rule 13a–14(a) / 15d–14(a) Certifications

EXHIBIT 32.1 – Section 1350 Certifications

EXHIBIT 99.1 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

(b)	The Company filed an Amended and Restated 364-Day Credit Agreement in its Current Report on Form 8-K dated May 28, 2003; disclosed and filed a press release advising of compliance with an SEC information request in its Current Report on Form 8-K dated June 4, 2003; and disclosed and filed an announcement of first quarter, 2003 earnings results and updated 2003 guidance in its Current Report on Form 8-K dated June 24, 2003, as amended in its Current Report on Form 8-K dated June 25, 2003. The Company also filed amendments to its Current Reports on Form 8-K dated May 24, 2002, June 17, 2002, and April 3, 2002, on June 10, 2003, June 16, 2003, and June 16, 2003, respectively, solely to conform signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: September 26, 2003	By:	/s/ David B. Dillon
David B. Dillon
Chief Executive Officer

Dated: September 26, 2003	By:	/s/ J. Michael Schlotman
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

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications

Exhibit 32.1 -	Section 1350 Certifications

Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.