Form 10-Q
period 2003-11-08
KROGER CO
filed 2003-12-19
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 8, 2003

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

There were 745,028,790 shares of Common Stock ($1 par value) outstanding as of December 17, 2003.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 8, 2003	November 9, 2002	November 8, 2003	November 9, 2002
Sales	$12,141	$11,696	$40,757	$39,290

Merchandise costs, including advertising, warehousing, and transportation	9,016	8,485	30,048	28,753
Operating, general and administrative	2,368	2,266	7,787	7,370
Rent	153	154	499	508
Depreciation and amortization	280	249	904	820
Restructuring charges and related items	—	—	—	15
Merger-related costs	—	—	—	1

Earnings from operations	324	542	1,519	1,823
Interest expense	148	134	476	479

Earnings before income tax expense and cumulative effect of an accounting change	176	408	1,043	1,344
Income tax expense	66	153	391	504

Earnings before cumulative effect of an accounting change	110	255	652	840
Cumulative effect of an accounting change, net of income tax benefit of $10	—	—	—	16

Net earnings	$110	$255	$652	$824

Earnings per basic common share:
Earnings before cumulative effect of an accounting change	$0.15	$0.33	$0.87	$1.07
Cumulative effect of an accounting change, net of income tax benefit	—	—	—	(0.02)

Net earnings	$0.15	$0.33	$0.87	$1.05

Average number of common shares used in basic calculation	743	770	749	784
Earnings per diluted common share:
Earnings before cumulative effect of an accounting change	$0.15	$0.33	$0.86	$1.05
Cumulative effect of an accounting change, net of income tax benefit	—	—	—	(0.02)

Net earnings	$0.15	$0.33	$0.86	$1.03

Average number of common shares used in diluted calculation	754	779	757	797

Certain per share amounts may not sum due to rounding.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions and unaudited)

	November 8, 2003	February 1, 2003
ASSETS
Current assets
Cash, including temporary cash investments of $0 in 2003 and $20 in 2002	$135	$171
Accounts receivable	623	677
Inventories	4,474	4,175
Prepaid and other current assets	248	543

Total current assets	5,480	5,566
Property, plant and equipment, net	11,255	10,548
Goodwill	3,578	3,575
Fair value interest rate hedges (Note 11)	—	110
Other assets and investments	295	303

Total Assets	$20,608	$20,102

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases	$106	$352
Accounts payable	3,219	3,269
Accrued salaries and wages	510	571
Other current liabilities	1,826	1,416

Total current liabilities	5,661	5,608
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	8,230	8,112
Adjustment to reflect fair value interest rate hedges (Note 11)	91	110

Long-term debt including obligations under capital leases	8,321	8,222
Fair value interest rate hedges (Note 11)	11	—
Other long-term liabilities	2,357	2,422

Total Liabilities	16,350	16,252

Commitments and Contingencies (Note 10)

SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 912 shares issued in 2003 and 908 shares issued in 2002	912	908
Additional paid-in capital	2,349	2,317
Accumulated other comprehensive loss	(181)	(206)
Accumulated earnings	4,004	3,352
Common stock in treasury, at cost, 169 shares in 2003 and 150 shares in 2002	(2,826)	(2,521)

Total Shareowners’ Equity	4,258	3,850

Total Liabilities and Shareowners’ Equity	$20,608	$20,102

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Three Quarters Ended
	November 8, 2003	November 9, 2002
Cash Flows From Operating Activities:
Net earnings	$652	$824
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of an accounting change, net of income tax benefit of $10	—	16
Depreciation and amortization	904	820
LIFO charge	34	12
Merger-related costs	—	1
Item-cost conversion	—	91
Deferred income taxes	129	144
Other	22	38
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Inventories	(324)	(471)
Accounts receivable	54	1
Prepaid expenses	305	287
Accounts payable	(62)	512
Accrued expenses	129	(27)
Accrued income taxes	225	122
Contribution to company-sponsored pension plan	(100)	—
Other	(49)	3

Net cash provided by operating activities	1,919	2,373

Cash Flows From Investing Activities:
Capital expenditures, excluding acquisitions	(1,647)	(1,443)
Proceeds from sale of assets	38	57
Payments for acquisitions, net of cash acquired	(56)	(109)
Other	—	23

Net cash used by investing activities	(1,665)	(1,472)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	348	853
Reductions in long-term debt	(475)	(1,207)
Debt prepayment costs	(17)	(14)
Financing charges incurred	(3)	(11)
Increase (decrease) in book overdrafts	12	92
Proceeds from interest rate swap terminations	114	—
Proceeds from issuance of capital stock	33	34
Treasury stock purchases	(302)	(672)

Net cash used by financing activities	(290)	(925)

Net increase (decrease) in cash and temporary cash investments	(36)	(24)
Cash and temporary cash investments:
Beginning of year	171	161

End of quarter	$135	$137

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$518	$480
Cash paid during the year for income taxes	$34	$272
Non-cash changes related to purchase acquisitions:
Fair value of assets acquired	$48	$109
Goodwill recorded	$9	$—
Liabilities assumed	$(1)	$—

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

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the fiscal 2002 Annual Report on Form 10-K of The Kroger Co. filed with the SEC on May 2, 2003, as amended.

The unaudited information included in the Consolidated Financial Statements for the third quarter and three quarters ended November 8, 2003 and November 9, 2002 includes the results of operations of the Company for the 12-week and 40-week periods then ended.

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out, “LIFO,” basis) or market. Replacement cost was higher than the carrying amount by $324 at November 8, 2003, and by $290 at February 1, 2003. The Company changed its application of the LIFO method of accounting for certain store inventories from the retail method to the item-cost method for the former Fred Meyer divisions during the fourth quarter of 2002. The item-cost LIFO method of accounting involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) for each item, and recording the actual cost of items sold. This methodology allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory and purchasing levels when compared to the methodology followed under the retail LIFO method of accounting. The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the balance sheet date.

Stock Option Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of the grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company also makes restricted stock awards. Compensation expense included in net earnings for restricted stock awards totaled approximately $2 and $1, after-tax, for the third quarters of 2003 and 2002, respectively. Restricted stock expense totaled $6 and $5, after-tax, for the first three quarters of 2003 and 2002, respectively. The Company’s stock option plans are more fully described in the Company’s fiscal 2002 Annual Report on Form 10-K.

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share as if compensation cost for all options had been determined based on the fair market value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation:”

	Third Quarter		Year-to-date
	2003	2002	2003	2002
Net earnings, as reported	$110	$255	$652	$824
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	2	1	6	5
Subtract: Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefits	(10)	(10)	(37)	(35)

Pro forma net earnings	$102	$246	$621	$794

Net earnings per basic common share, as reported	$0.15	$0.33	$0.87	$1.05
Pro forma earnings per basic common share	$0.14	$0.32	$0.83	$1.01
Shares used in basic calculation	743	770	749	784
Net earnings per diluted common share, as reported	$0.15	$0.33	$0.86	$1.03
Pro forma earnings per diluted common share	$0.14	$0.32	$0.82	$1.00
Shares used in diluted calculation	754	779	757	797

2.	MERGER-RELATED COSTS

The Company is continuing the process of implementing its integration plan related to recent mergers. During the first two quarters of 2002, the Company recorded pre-tax, merger-related costs totaling $1 for the issuance of synergy-based restricted stock and the related market value adjustments. Restrictions on the stock awards lapsed in the second quarter of 2002 based on the achievement of synergy goals established in connection with the Fred Meyer merger. All synergy-based awards were earned provided that recipients were still employed by the Company on the stated restriction lapsing date. No such costs were recorded in 2003.

The following table is a summary of the changes in accruals related to various business combinations:

	Facility Closure Costs	Employee Severance	Incentive Awards
Balance at February 2, 2002	$94	$15	$10
Additions	—	—	1
Payments	(20)	(9)	(11)

Balance at February 1, 2003	74	6	—
Additions	—	—	—
Payments	(8)	(4)	—

Balance at November 8, 2003	$66	$2	$—

The $66 liability for facility closure costs primarily represents the present value of lease obligations remaining through 2019 for locations closed in California prior to the Fred Meyer merger. The $2 of remaining severance liability will be paid before the end of fiscal 2003.

3.	RESTRUCTURING CHARGES AND RELATED ITEMS

Restructuring charges

On December 11, 2001, the Company outlined a Strategic Growth Plan (“Plan”) to support additional investment in its core business to increase sales and market share. The Plan has three key elements: reduction of operating, general and administrative expenses; centralization and increased coordination of merchandising and procurement activities; and targeted retail price reductions. Restructuring charges related to the Plan totaled $15, pre-tax, for the year-to-date period of 2002. The majority of these expenses related to severance agreements, distribution center consolidation and conversion costs. No restructuring charges were incurred in 2003.

The following table summarizes the changes in the balances of liabilities associated with the Plan:

Severance & Other Costs
Balance at February 2, 2002	$37
Additions	15
Payments	(44)

Balance at February 1, 2003	8
Additions	—
Payments	(3)

Balance at November 8, 2003	$5

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

In total, in the first quarter of 2003, the Company recorded pre-tax income of $10 to adjust these liabilities to reflect the outstanding lease commitments through 2020 at the locations remaining under the plans. Sales at the stores remaining under the plans totaled $68 and $108 for the rolling four-quarter periods ended November 8, 2003, and November 9, 2002, respectively. Net operating income or loss for these stores cannot be determined on a separately identifiable basis. The following table summarizes the changes in the balances of the liabilities:

Balances at January 29, 2000	$—
Lease liabilities recorded	67
Payments	(10)

Balances at February 3, 2001	57
Lease liabilities recorded	20
Payments	(13)

Balances at February 2, 2002	64
Payments	(4)

Balances at February 1, 2003	60
Lease liabilities reversed	(10)
Payments, including $12 related to the synthetic lease buyout	(17)

Balances at November 8, 2003	$33

4.	CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE

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

5.	COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Third Quarter Ended		Three Quarters Ended
	November 8, 2003	November 9, 2002	November 8, 2003	November 9, 2002
Net earnings	$110	$255	$652	$824
Reclassification adjustment for losses included in net earnings, net of tax (1)	1	3	22	14
Unrealized gain (loss) on hedging activities, net of tax (2)	—	(3)	3	(14)

Comprehensive income	$111	$255	$677	$824

(1)	Amounts are net of tax of $1 and $2 for the third quarters of 2003 and 2002, respectively. Amounts are net of tax of $13 and $8 for the year-to-date periods of 2003 and 2002, respectively.

(2)	The third quarter, 2002 amount is net of tax of $(2). Amounts are net of tax of $2 and $(8) for the year-to-date periods of 2003 and 2002, respectively.

During 2003 and 2002, other comprehensive income consisted of reclassifications of previously deferred losses on cash flow hedges into net earnings as well as market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet dates. The reclassification adjustment for the year-to-date period of 2003 includes $12 of after-tax loss related to the second quarter 2003 settlement with Dynegy, Inc.

6.	INCOME TAXES

The effective income tax rate was 37.5% for 2003 and 2002. The effective income tax rate differed from the expected statutory rate primarily because of the effect of state taxes.

7.	EARNINGS PER COMMON SHARE

Earnings per basic common share equals net earnings divided by the weighted average number of common shares outstanding. Earnings per diluted common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and warrants.

The following table provides a reconciliation of earnings before the cumulative effect of an accounting change and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share:

	Third Quarter Ended November 8, 2003			Third Quarter Ended November 9, 2002
	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Earnings per basic common share	$110	743	$0.15	$255	770	$0.33
Dilutive effect of stock options and warrants	—	11		—	9

Earnings per diluted common share	$110	754	$0.15	$255	779	$0.33

	Three Quarters Ended November 8, 2003			Three Quarters Ended November 9, 2002
	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Earnings per basic common share	$652	749	$0.87	$840	784	$1.07
Dilutive effect of stock options and warrants	—	8		—	13

Earnings per diluted common share	$652	757	$0.86	$840	797	$1.05

The Company had options outstanding for approximately 26 shares and 34 shares during the third quarters of 2003 and 2002, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share. For the year-to-date periods of 2003 and 2002, the Company had options outstanding for approximately 34 shares and 24 shares, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

8.	RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 143, “Asset Retirement Obligations,” became effective for the Company on February 2, 2003. This standard addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Adoption of SFAS No. 143 did not have a material effect on the Company’s financial statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was adopted by the Company on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 required the Company to reclassify the debt extinguishments recorded as extraordinary items in 2002 as interest expense in the respective periods. These debt extinguishments were recorded during the first two quarters of 2002 and totaled $19 of pre-tax expense. The provisions of SFAS No. 145 did not have a material effect on the Company’s financial statements.

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued in January of 2003. FIN 46 provides guidance relating to the identification of, and financial reporting for, variable-interest entities, as defined in the Interpretation. FIN 46 is effective for all variable-interest entities created after January 31, 2003. For any variable-interest entities created prior to February 1, 2003, FIN 46 became effective for the Company on November 9, 2003, the beginning of the Company’s fiscal fourth quarter. Adoption of FIN 46 will require the Company to consolidate a mortgagor (the “Mortgagor”) of certain of the Company’s properties. In prior years, the Company purchased a portion of the debt issued by the Mortgagor to reduce the Company’s effective interest expense. These purchases are classified as investments in the Company’s Consolidated Balance Sheets. Consolidation of the Mortgagor will reduce both the Company’s investments and total debt by approximately $67. Consolidation of the Mortgagor will have an immaterial effect on the Company’s Consolidated Statements of Earnings and Consolidated Statements of Cash Flows. If the Company is required to consolidate any other entities, the Company anticipates that such consolidation will have an immaterial effect on its financial statements.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Issue No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. The Company believes that Issue No. 03-10 will have an immaterial effect on its financial statements.

9.	GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At November 8, 2003, a total of approximately $6.8 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

The non-guaranteeing subsidiaries represented less than 3% on an individual and aggregate basis of consolidated assets, pre-tax earnings, cash flow and equity for all periods presented, except for consolidated pre-tax earnings in the third quarter 2003. Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below for those periods. The non-guaranteeing subsidiaries, in aggregate, represented approximately 8.5% of third quarter 2003, consolidated pre-tax earnings. Therefore, the non-guarantor subsidiaries’ information is separately presented in the Condensed Consolidating Statements of Earnings for the third quarter 2003.

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

The following tables present summarized financial information as of November 8, 2003, and February 1, 2003, and for the third quarters ended, and three quarters ended, November 8, 2003 and November 9, 2002:

Condensed Consolidating

Balance Sheets

As of November 8, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$21	$114	$—	$135
Accounts receivable	104	519	—	623
Net inventories	416	4,058	—	4,474
Prepaid and other current assets	(40)	288	—	248

Total current assets	501	4,979	—	5,480
Property, plant and equipment, net	1,175	10,080	—	11,255
Goodwill	21	3,557	—	3,578
Other assets and investments	617	(322)	—	295
Investment in and advances to subsidiaries	11,384	—	(11,384)	—

Total assets	$13,698	$18,294	$(11,384)	$20,608

Current liabilities
Current portion of long-term debt including obligations under capital leases	$99	$7	$—	$106
Accounts payable	186	3,033	—	3,219
Other current liabilities	(293)	2,629	—	2,336

Total current liabilities	(8)	5,669	—	5,661

Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,815	415	—	8,230
Adjustment to reflect fair value interest rate hedges	91	—	—	91

Long-term debt including obligations under capital leases	7,906	415	—	8,321

Fair value interest rate hedges	11	—	—	11
Other long-term liabilities	1,531	826	—	2,357

Total liabilities	9,440	6,910	—	16,350

Shareowners’ Equity	4,258	11,384	(11,384)	4,258

Total liabilities and shareowners’ equity	$13,698	$18,294	$(11,384)	$20,608

Condensed Consolidating

Balance Sheets

As of February 1, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$43	$128	$—	$171
Accounts receivable	156	521	—	677
Net inventories	397	3,778	—	4,175
Prepaid and other current assets	279	264	—	543

Total current assets	875	4,691	—	5,566
Property, plant and equipment, net	1,156	9,392	—	10,548
Goodwill	21	3,554	—	3,575
Fair value interest rate hedges	110	—	—	110
Other assets and investments	619	(316)	—	303
Investment in and advances to subsidiaries	12,086	—	(12,086)	—

Total assets	$14,867	$17,321	$(12,086)	$20,102

Current liabilities
Current portion of long-term debt including obligations under capital leases	$342	$10	$—	$352
Accounts payable	179	3,090	—	3,269
Other current liabilities	1,468	519	—	1,987

Total current liabilities	1,989	3,619	—	5,608

Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,763	349	—	8,112
Adjustment to reflect fair value interest rate hedges	110	—	—	110

Long-term debt including obligations under capital leases	7,873	349	—	8,222

Other long-term liabilities	1,155	1,267	—	2,422

Total liabilities	11,017	5,235	—	16,252

Shareowners’ Equity	3,850	12,086	(12,086)	3,850

Total liabilities and shareowners’ equity	$14,867	$17,321	$(12,086)	$20,102

Condensed Consolidating

Statements of Earnings

For the Quarter Ended November 8, 2003

	The Kroger Co.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$1,642	$10,706	$12	$(219)	$12,141
Merchandise costs, including warehousing and transportation	1,358	7,865	—	(207)	9,016
Operating, general and administrative	347	2,031	(10)	—	2,368
Rent	35	130	—	(12)	153
Depreciation and amortization	21	258	1	—	280

Earnings (loss) from operations	(119)	422	21	—	324
Interest expense	(140)	(2)	(6)	—	(148)
Equity in earnings of subsidiaries	271	—	—	(271)	—

Earnings before tax expense	12	420	15	(271)	176
Tax expense (benefit)	(98)	159	5	—	66

Net earnings	$110	$261	$10	$(271)	$110

Condensed Consolidating

Statements of Earnings

For the Quarter Ended November 9, 2002

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$1,111	$10,799	$(214)	$11,696
Merchandise costs, including warehousing and transportation	817	7,870	(202)	8,485
Operating, general and administrative	252	2,014	—	2,266
Rent	38	128	(12)	154
Depreciation and amortization	20	229	—	249
Merger-related costs, restructuring charges and related items	—	—	—	—

Earnings (loss) from operations	(16)	558	—	542
Interest expense	(126)	(8)	—	(134)
Equity in earnings of subsidiaries	343	—	(343)	—

Earnings before tax expense	201	550	(343)	408
Tax expense (benefit)	(54)	207	—	153

Net earnings	$255	$343	$(343)	$255

Condensed Consolidating

Statements of Earnings

For the Three Quarters Ended November 8, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$5,264	$36,207	$(714)	$40,757
Merchandise costs, including warehousing and transportation	4,273	26,449	(674)	30,048
Operating, general and administrative	1,059	6,728	—	7,787
Rent	126	413	(40)	499
Depreciation and amortization	67	837	—	904

Earnings (loss) from operations	(261)	1,780	—	1,519
Interest expense	(448)	(28)	—	(476)
Equity in earnings of subsidiaries	1,095	—	(1,095)	—

Earnings before tax expense	386	1,752	(1,095)	1,043
Tax expense (benefit)	(266)	657	—	391

Net earnings	$652	$1,095	$(1,095)	$652

Condensed Consolidating Statements of Earnings For the Three Quarters Ended November 9, 2002

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$4,982	$34,982	$(674)	$39,290
Merchandise costs, including warehousing and transportation	4,118	25,269	(634)	28,753
Operating, general and administrative	946	6,424	—	7,370
Rent	127	421	(40)	508
Depreciation and amortization	65	755	—	820
Merger-related costs, restructuring charges and related items	10	6	—	16

Earnings (loss) from operations	(284)	2,107	—	1,823
Interest expense	(451)	(28)	—	(479)
Equity in earnings of subsidiaries	1,283	—	(1,283)	—

Earnings before tax expense	548	2,079	(1,283)	1,344
Tax expense (benefit)	(276)	780	—	504

Earnings before cumulative effect of accounting change	824	1,299	(1,283)	840
Cumulative effect of accounting change, net of income tax benefit	—	(16)	—	(16)

Net earnings	$824	$1,283	$(1,283)	$824

Condensed Consolidating

Statements of Cash Flows

For the Three Quarters Ended November 8, 2003

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(205)	$2,124	$1,919

Cash flows from investing activities:
Capital expenditures	(110)	(1,537)	(1,647)
Other	(40)	22	(18)

Net cash used by investing activities	(150)	(1,515)	(1,665)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	248	100	348
Reductions in long-term debt	(438)	(37)	(475)
Proceeds from issuance of capital stock	33	—	33
Proceeds from interest rate swap terminations	114	—	114
Treasury stock purchases	(302)	—	(302)
Other	(24)	16	(8)
Net change in advances to subsidiaries	702	(702)	—

Net cash provided (used) by financing activities	333	(623)	(290)

Net (decrease) increase in cash and temporary cash investments	(22)	(14)	(36)
Cash and temporary cash investments:
Beginning of year	43	128	171

End of quarter	$21	$114	$135

Condensed Consolidating

Statements of Cash Flows

For the Three Quarters Ended November 9, 2002

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,407	$966	$2,373

Cash flows from investing activities:
Capital expenditures	(102)	(1,341)	(1,443)
Other	35	(64)	(29)

Net cash used by investing activities	(67)	(1,405)	(1,472)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	853	—	853
Reductions in long-term debt	(1,145)	(62)	(1,207)
Proceeds from issuance of capital stock	34	—	34
Treasury stock purchases	(672)	—	(672)
Other	(15)	82	67
Net change in advances to subsidiaries	(399)	399	—

Net used by financing activities	(1,344)	419	(925)

Net decrease in cash and temporary cash investments	(4)	(20)	(24)
Cash and temporary cash investments:
Beginning of year	25	136	161

End of quarter	$21	$116	$137

10.	COMMITMENTS AND CONTINGENCIES

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

Purchase Commitment – The Company indirectly owns a 50% interest in Santee Dairies, Inc. (“Santee”) and has a product supply arrangement with Santee that requires the Company to purchase 9 gallons of fluid milk and other products annually. The product supply agreement expires in fiscal 2007. Upon Fred Meyer’s acquisition of Ralphs/Food 4 Less, Santee became a duplicate facility. The joint venture is managed independently and has a board composed of an equal number of members from each partner, plus one independent member. When there is a split vote, this member generally votes with the other partner. The other partner filed suit against the Company claiming, among other things, that the Company is obligated to purchase all of the requirements of fluid milk for its Ralphs and Food 4 Less divisions from Santee as opposed to minimum gallons. The Company has reached an agreement in principle with the other party to settle this litigation. The parties are in the process of completing definitive documentation regarding the settlement. The Company expects the final settlement will have an immaterial effect on its financial statements.

Guarantees – The Company periodically enters into real estate joint ventures in connection with the development of certain properties. The Company usually sells its interests in such partnerships upon completion of the projects. As of November 8, 2003, the Company was a partner with 50% ownership in two real estate joint ventures and guaranteed approximately $7 of debt incurred by the ventures. Based on the covenants underlying this indebtedness as of November 8, 2003, it is unlikely that the Company will be responsible for repayment of these obligations. The Company also has guaranteed approximately $5 of promissory notes of a third real estate partnership. The Company believes that it is reasonably possible that the Company will be required to fund most of this obligation when the notes mature in 2012.

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

In addition to the $100 contributed during the first quarter of 2003, the Company expects to make cash contributions to the company-sponsored pension plans in the current and upcoming years. The Company is required to make a cash contribution of $30 by September 2004. Performance of plan assets, as well as the interest rates required to be used to calculate the pension obligations, will determine the amounts of any additional contributions.

The Company also participates in various multi-employer pension plans for substantially all employees represented by unions. The Company is required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based on a fixed amount for each year of service. The Company contributed $153 to these plans in fiscal 2002. A decline in the value of assets held by these plans, caused by performance of the investments in the financial markets in recent years, is likely to result in higher contributions to these plans (either by agreement or in order to avoid the imposition of an excise tax) and to continue to create challenges in collective bargaining. The most recent information available to the Company indicates that in these funds, liability for projected benefit obligations exceeds the value of the assets. Benefit obligations of the funds for future service, however, may be reduced through collective bargaining or through actions of the fund trustees (who are appointed in equal number by labor and management), who must act prudently. The Company expects reductions in future service benefits to mitigate the effect of under-funding on the Company’s contribution obligation. For these reasons, it is not practicable to determine the amount by which the Company’s multi-employer pension contributions will increase. Moreover, if the Company were to exit markets, it may be required to pay a withdrawal liability. Any adjustments for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, and it is determined that markets will be exited.

11.	FAIR VALUE INTEREST RATE HEDGES

In the first quarter of 2003, the Company reconfigured a portion of its interest derivative portfolio by terminating six interest rate swap agreements. These six agreements were accounted for as fair value hedges. Approximately $114 of proceeds received as a result of these terminations were recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt. As of November 8, 2003, the unamortized balances totaled approximately $102.

During the first two quarters of 2003, the Company initiated 10 new interest rate swap agreements that are being accounted for as fair value hedges. As of November 8, 2003, liabilities totaling $11 have been recorded to reflect the fair value of these new agreements, offset by reductions in the fair value of the underlying debt.

12.	SUBSEQUENT EVENTS

On December 11, 2003, the Company announced that union members had ratified a new labor contract covering employees in 44 Kroger stores, primarily in the West Virginia area, ending a nearly two-month work stoppage. The Company re-opened 41 of the stores on December 15, 2003. Three stores were not re-opened.

As of December 19, 2003, the labor dispute in southern California continues.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Kroger’s third quarter 2003 financial results were adversely affected by labor disputes in southern California and in the West Virginia area. These disputes, which are summarized below, adversely affected our sales, gross profit and operating, general and administrative expenses. Our analysis below includes estimates of the effects of these disputes on our third quarter, 2003 results in these areas.

Labor dispute summary – southern California

Safeway Inc., Albertson’s, Inc. and The Kroger Co., directly or through their subsidiaries, (collectively, the “Retailers”) are party to multi-employer bargaining with various local unions affiliated with the United Food and Commercial Workers International Union (“UFCW”) (collectively, the “Unions”) in southern California. The Retailers and the Unions entered into agreements under which a strike against one employer would be deemed a strike against all employers. In addition, the Retailers entered into an agreement among themselves (the “Agreement”) requiring, among other things, that if one employer were struck, the remaining employers would lock out bargaining unit employees. The Agreement was designed to prevent the Unions from placing disproportionate pressure on one or more of the Retailers by picketing one or more of the Retailers but not the others. The Agreement is more fully described below in “Other Items – Estimated Effect of Labor Disputes.” On October 11, 2003, the Unions initiated a strike against the Safeway, Inc. subsidiary, and on October 12, 2003, the other Retailers locked out the bargaining unit employees as required by the Agreement. As of December 19, 2003, the strike and lockout continue.

Labor dispute summary – West Virginia area

On October 13, 2003, we temporarily closed 44 Kroger stores, primarily in West Virginia, following a decision by a local union of the UFCW that represents workers in the stores to conduct a strike against Kroger. As of November 8, 2003, the strike remained in effect and these 44 stores remained closed. On December 11, 2003, Kroger announced that union members had ratified a new labor contract covering employees in these 44 stores. We re-opened 41 of the stores on December 15, 2003. Three stores were not re-opened.

Sales

Total sales for the third quarter of 2003 were $12.1 billion, an increase of 3.8% over total sales of $11.7 billion for the third quarter of 2002. For the first three quarters of 2003, total sales were $40.8 billion, an increase of 3.7% over total sales of $39.3 billion for the same period of 2002.

We define a food store as an identical store in the quarter after the store has been in operation and has not been expanded or relocated for four full quarters. Differences between total sales and identical food store sales primarily relate to sales at convenience stores and jewelry stores, to sales by manufacturing plants to outside firms and to increases in food store square footage, as described below in “Capital Expenditures.” Our identical food store sales results are summarized in the table below. The identical food store dollar figures presented were used to calculate third quarter 2003 percent changes.

IDENTICAL FOOD STORE SALES

(In millions)

			Excluding Stores Affected By Labor Disputes (1):
	Third Quarter		Third Quarter
	2003	2002	2003	2002
Including Supermarket Fuel Centers	$10,819.1	$10,792.2	$10,243.1	$10,108.0
Excluding Supermarket Fuel Centers	$10,493.9	$10,560.7	$9,919.9	$9,880.2
Including Supermarket Fuel Centers	0.2%	(0.6)%	1.3%
Excluding Supermarket Fuel Centers	(0.6)%	(1.3)%	0.4%

We define a food store as a comparable store in the quarter after the store has been in operation for four full quarters, including expansions and relocations. Our comparable food store sales results are summarized in the table below. The comparable food store dollar figures presented were used to calculate third quarter 2003 percent changes.

COMPARABLE FOOD STORE SALES

(In millions)

			Excluding Stores Affected By Labor Disputes (1):
	Third Quarter		Third Quarter
	2003	2002	2003	2002
Including Supermarket Fuel Centers	$11,133.6	$11,045.1	$10,549.9	$10,353.1
Excluding Supermarket Fuel Centers	$10,792.3	$10,807.7	$10,210.6	$10,119.4
Including Supermarket Fuel Centers	0.8%	0.2%	1.9%
Excluding Supermarket Fuel Centers	(0.1)%	(0.6)%	0.9%

(1)	Sales figures adjusted for effects of the labor disputes exclude stores involved in labor disputes, as well as Food 4 Less stores whose sales were favorably affected by the labor disputes in that region. Sales were excluded for the last four weeks of the quarter for stores in the West Virginia area. Sales were excluded for the last five weeks of the quarter for the Ralphs and Food 4 Less stores. This eliminated the increases in sales immediately prior to the start of the labor disputes.

While management believes that Kroger’s sales results are affected by product cost inflation and deflation, it is not practicable to segregate and to measure the effects of inflation and deflation on our retail prices because of changes in the types of merchandise sold during various periods and other pricing and competitive influences. For the third quarter of 2003, we estimate that our product cost inflation, including fuel, was 1.7% and, excluding fuel, was 1.5%, compared to the third quarter of 2002. We estimated that Kroger experienced product cost deflation of 0.5%, both including and excluding fuel, in the third quarter of 2002 versus the third quarter of 2001.

Management was pleased with Kroger’s sales performance in the third quarter of 2003, especially in light of the current operating environment.

Gross Profit

Kroger calculates gross profit as sales less merchandise costs. In addition to the product costs, net of discounts and allowances; advertising costs; inbound freight charges; warehousing costs, including receiving and inspection costs; and transportation costs are included in the “Merchandise costs, including advertising, warehousing and transportation” line item of the Consolidated Statements of Earnings. Purchasing management salaries and administration costs are included in the “Operating, general, and administrative” line item, along with most of our other managerial and administrative costs. Among other items, rent expense, depreciation and amortization expense, and interest expense are not included in the “Merchandise costs, including advertising, warehousing and transportation” line item.

Our gross profit rates were 25.74% and 27.45% in the third quarters of 2003 and 2002, respectively. In the third quarter of 2003, we recorded a Last-In, First-Out (“LIFO”) charge of $11.5 million. No LIFO charge was recorded in the third quarter of 2002. Excluding the third quarter, 2003 LIFO charge, our First-In, First-Out (“FIFO”) gross profit rate was 25.83% versus 27.45% in the third quarter of 2002.

For the year-to-date periods of 2003 and 2002, our gross profit rates were 26.28% and 26.82%, respectively. Our year-to-date LIFO charges totaled $33.5 million and $12 million in 2003 and 2002, respectively. Excluding these LIFO charges, our year-to-date FIFO gross profit rates were 26.36% and 26.85% in 2003 and 2002, respectively.

The labor disputes adversely affected our third quarter 2003 and year-to-date 2003 gross profit results by an estimated $97 million. Year-to-date 2002 gross profit results were adversely affected by a $91 million charge for the adoption of the item-cost method of accounting at the former Fred Meyer divisions. These items are described below in “Other Items.”

Our gross profit rates declined in the third quarter of 2003 primarily due to our continued investment in pricing programs that offer better value to customers, and to the labor disputes. Third quarter 2003 rates also were affected by increased promotional activity.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee related costs such as wages, health care benefit costs and retirement plan costs. Among other items, rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percent of sales, were 19.50% and 19.37% in the third quarters of 2003 and 2002, respectively. For the year-to-date periods of 2003 and 2002, our OG&A rates were 19.11% and 18.76%, respectively.

The labor disputes adversely affected our third quarter 2003 and year-to-date 2003 OG&A results by an estimated $46 million. Year-to-date OG&A rates were also affected by the OG&A items described below in “Other Items,” including the second quarter 2003 settlement with Dynegy, Inc. and power outage losses.

The increase in our third quarter, 2003 OG&A rate reflects the adverse effects of the labor disputes and increased health care and pension costs, offset by the favorable effects of increased fuel sales and productivity improvements.

Rent Expense

Rent expense, as a percent of total sales, was 1.26% and 1.32% in the third quarters of 2003 and 2002, respectively. Year-to-date, rent expense, as a percent of total sales, was 1.22% in 2003 and 1.29% in 2002. The decreases in these rates reflect the emphasis our current growth strategy places on ownership of real estate.

Depreciation Expense

Depreciation expense, as a percent of total sales, was 2.31% and 2.13% in the third quarters of 2003 and 2002, respectively. Year-to-date, depreciation expense, as a percent of total sales, was 2.22% in 2003 and 2.09% in 2002. The increases in depreciation expense, as a percent of sales, result primarily from Kroger’s capital investment program and its emphasis on ownership of real estate.

Interest Expense

Interest expense, as a percent of total sales, was 1.22% and 1.15% in the third quarters of 2003 and 2002, respectively. Year-to-date, interest expense, as a percent of total sales, was 1.17% in 2003 and 1.22% in 2002. As described below in “Other Items,” interest expense for the third quarter of 2003 included expenses of $18 million related to premiums paid in connection with the repurchase of $100 million of long-term bonds, and the write-off of the related deferred financing costs. Year-to-date, 2002 interest expense included the reclassification of debt extinguishment expenses totaling $19 million, pursuant to SFAS No. 145.

The reduction in interest expense, as a percent of total sales, for the year-to-date period of 2003, when compared to the year-to-date period of 2002, reflects lower variable rate borrowings in 2003 and an overall reduction of total debt during the rolling-four-quarter period.

Income Taxes

Our effective income tax rate was 37.5% for 2003 and 2002. The effective income tax rates differ from the expected statutory rate primarily because of the effect of state taxes.

Net Earnings

Net earnings totaled $110 million, or $0.15 per diluted share, in the third quarter of 2003. These results represent a decrease of approximately 54.5% from net earnings of $0.33 per diluted share for the third quarter of 2002. Results in both quarters include the items described below in “Other Items.” Those items totaled approximately $0.13 of after-tax expense per diluted share in the third quarter of 2003, including the estimated effects of the labor disputes and premiums paid in connection with debt repurchases.

Net earnings for the first three quarters of 2003 totaled $652 million, or $0.86 per diluted share. These results represent a decrease of approximately 16.5% from net earnings of $1.03 per diluted share for the first three quarters of 2002. Results in both years include the items described below in “Other Items,” which totaled approximately $0.18 of after-tax expense per diluted share in 2003, and approximately $0.12 of after-tax expense per diluted share in 2002. The items in 2003 include the estimated effects of the labor disputes and premiums paid in connection with debt repurchases.

OTHER ITEMS

The following table summarizes items that affected Kroger’s financial results during the periods presented. These items include restructuring charges, merger-related costs and the cumulative effect of an accounting change, all of which are shown separately in the Consolidated Statements of Earnings. The items also include other charges and credits that were recorded as components of merchandise costs, OG&A and interest expense. Additionally, items in 2003 include the estimated effects of the labor disputes in southern California and in the West Virginia area.

	Third Quarter		Year-to-date
(In millions except per share amounts)	2003	2002	2003	2002
Other items affecting merchandise costs:
Estimated effect of labor disputes	$97	$—	$97	$—
Item-cost conversion	—	—	—	91

Total affecting merchandise costs	97	—	97	91

Other items affecting OG&A:
Estimated effect of labor disputes	46	—	46	—
Store closing liabilities	—	—	(10)	—
Energy purchase commitments – market value adjustment	—	2	4	(4)
Energy purchase commitments – Dynegy settlement	—	—	62	—
Adjustment to charitable contribution liability	—	—	(5)	—
Power outage	—	—	9	—

Total affecting OG&A	46	2	106	(4)

Other items affecting interest expense	18	—	18	19
Restructuring charges and related items	—	—	—	15
Merger-related costs	—	—	—	1

Total pre-tax loss	161	2	221	122
Income tax benefit	(60)	(1)	(83)	(46)

After-tax loss	101	1	138	76
Cumulative effect of an accounting change, net of tax	—	—	—	16

Total after-tax loss	$101	$1	$138	$92

Diluted shares	754	779	757	797
Estimated diluted per share effect	$0.13	$0.00	$0.18	$0.12

Estimated Effect of Labor Disputes

The estimated effects of the labor disputes on the Ralphs stores in southern California and the Kroger stores in the West Virginia area are based on assumptions and estimates, the most significant of which are explained below:

The $97 million adverse effect on merchandise costs primarily included the following:

1)	For dispute-affected regions, management assumed that trends existing prior to the effect of the labor disputes would have continued. The estimated effect included the differences between reported merchandising costs and merchandising cost projections based on those trends. The estimates included differences at the strike-affected stores as well as differences at Food 4 Less stores in southern California whose financial results were favorably affected by the labor dispute in that region.

2)	Differences in merchandising costs primarily included incremental warehousing, distribution, advertising and inventory shrinkage expenses due to the labor disputes.

The $46 million adverse effect on OG&A primarily included the following:

3)	For dispute-affected regions, management assumed that trends existing prior to the effect of the labor disputes would have continued. The estimated effect included the differences between reported OG&A and OG&A projections based on those trends. The estimates included differences at the strike-affected stores as well as differences at Food 4 Less stores in southern California whose financial results were favorably affected by the labor dispute in that region.

4)	Differences in OG&A primarily included direct pre-strike expenses; costs associated with hiring and training replacement workers; costs associated with bringing in employees from other Kroger divisions to work on a temporary basis in the Ralphs stores; and expenses related to the Agreement.

As described above in “Results of Operations,” the Agreement entered into in connection with the multi-employer collective bargaining arrangement among the Retailers is designed to prevent the Unions from placing disproportionate pressure on one or more of the Retailers by picketing one or more of the Retailers but not the others. The Agreement calls for payments from any of the Retailers who gain from such disproportionate pressure to any of the Retailers who suffer from such disproportionate pressure, based on a percentage of the sales differential deemed caused by the disproportionate pressure. Amounts, if any, to be paid or received under the Agreement by the Retailers are to be determined upon settlement of the labor dispute.

Refer to “Other Issues” below for an estimate of the effects of the labor disputes, subsequent to November 8, 2003.

Other Items Affecting Merchandise Costs and OG&A

Item-cost conversion

In 1998, prior to the merger with Fred Meyer, we changed our application of the LIFO method of accounting for certain store inventories from the retail method to the item-cost method. The change improved the accuracy of product cost calculations by eliminating the averaging and estimating inherent in the retail method.

During the fourth quarter of 2002, we adopted the item-cost method for the former Fred Meyer divisions. We cannot determine the cumulative effect of this change on periods prior to February 3, 2002. We included the effect of the change on the February 3, 2002 inventory valuation, which includes other immaterial modifications in inventory valuation methods, in results for the first quarter of 2002. This change increased merchandise costs by $91 million and reduced net earnings by $57 million. We did not calculate the pro forma effect on prior periods because cost information for these periods was not determinable. The item-cost method did not have a material effect on earnings subsequent to its adoption on February 3, 2002. Refer to Note 1 to the Consolidated Financial Statements for additional details on the item-cost LIFO method of accounting.

Store closing liabilities

In 2001 and 2000, we recorded pre-tax expenses of $20 million and $67 million, respectively, for the present value of lease liabilities related to store closings. These liabilities were the result of two distinct, formalized plans that coordinated the closings of several locations over relatively short periods of time. The liabilities pertained primarily to stores acquired in the Fred Meyer merger, or to stores operated prior to the merger that were in close proximity to stores acquired in the merger, that we identified as under-performing stores. Therefore, we recorded liabilities for the planned closings of the stores.

Due to operational changes, performance improved at five stores that had not yet closed. As a result of this improved performance, in the first quarter of 2003 management altered their original plans and determined that these five locations will remain open. Additionally, closing and exit costs at other locations included in the original plans were less costly than anticipated.

In total, in the first quarter of 2003, we recorded pre-tax income of $10 million to adjust these liabilities to reflect the outstanding lease commitments at the locations remaining under the plans. Sales at the stores remaining under the plans totaled $68 million and $108 million for the rolling four-quarter periods ended November 8, 2003, and November 9, 2002, respectively. Net operating income or loss for these stores cannot be determined on a separately identifiable basis. Refer to Note 3 to the Consolidated Financial Statements for additional details of these liabilities.

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

SFAS No. 133 required the excess contracts to be marked to fair value through current-period earnings each quarter. Market value adjustments of the excess contracts resulted in $2 million of pre-tax expense in the third quarter of 2002. For the year-to-date period of 2003, the market value adjustments totaled $4 million of pre-tax expense. For the year-to-date period of 2002, the market value adjustments totaled $4 million of pre-tax income.

On July 3, 2003, we reached an agreement through which we ended supply arrangements with Dynegy in California related to these four power supply contracts. The Federal Energy Regulatory Commission approved the settlement agreement on July 23, 2003. On August 27, 2003, we paid $107 million, before the related tax benefits, to settle disputes with Dynegy related to prior over-payments, terminate two of the four contracts effective July 6, 2003, and terminate the remaining two agreements effective September 1, 2003. As a result of the settlement, we recorded $62 million of pre-tax expense in the second quarter of 2003.

Adjustment to charitable contribution liability

In the second quarter of 2003, we recorded $5 million of pre-tax income to adjust liabilities related to charitable contributions required as a result of the Fred Meyer merger. We are required to make these contributions by May 2006.

Power Outage

In the second quarter of 2003, we recorded $9 million of pre-tax expense for the August power outage in northwest Ohio and Michigan. The majority of the expense related to uninsured product losses. Generally, we classify uninsured product and property losses as OG&A expense.

Items Affecting Interest Expense

Kroger adopted SFAS No. 145 on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 required us to reclassify the debt extinguishments recorded as extraordinary items in 2002 as interest expense in the respective periods. We recorded these debt extinguishments, which totaled $19 million of pre-tax expense, during the first two quarters of 2002. The third quarter, 2003 expenses of $18 million related to premiums paid in connection with the repurchase of $100 million of long-term bonds, and the write-off of the related deferred financing costs. Prior to our adoption of SFAS No. 145, these expenses would have been classified as an extraordinary item, net of the income tax benefit.

Restructuring Charges and Related Items

On December 11, 2001, we outlined our Strategic Growth Plan to support additional investment in core business to increase sales and market share. Restructuring charges related to the Plan totaled $15 million, pre-tax, for the year-to-date period of 2002. The majority of these expenses related to severance agreements, distribution center consolidation and conversion costs. No restructuring charges were incurred in 2003. Refer to Note 3 to the Consolidated Financial Statements for additional details of these charges.

Merger-Related Costs

During the first two quarters of 2002, we recorded pre-tax, merger-related costs totaling $1 million for the issuance of synergy-based restricted stock and the related market value adjustments. Restrictions on the stock awards lapsed in the second quarter of 2002 based on the achievement of synergy goals established in connection with the Fred Meyer merger. All synergy-based awards were earned provided that recipients were still employed by Kroger on the stated restriction lapsing date. No such costs were recorded in 2003.

Cumulative Effect of an Accounting Change

Kroger adopted SFAS No. 142 on February 3, 2002. The transitional impairment review required by SFAS No. 142 resulted in a $26 million pre-tax non-cash loss to writeoff the jewelry store division goodwill based on its implied fair value. Impairment primarily resulted from the recent operating performance of the division and review of the division’s projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. We recorded this loss as a cumulative effect of an accounting change, net of a $10 million tax benefit, in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $1.9 billion of cash from operating activities during the first three quarters of 2003 compared to $2.4 billion during the first three quarters of 2002. This decrease in cash was due, in part, to lower net earnings in 2003 versus 2002, as explained above in “Results of Operations.” The decrease in cash also was due to a $178 million reduction of operating assets and liabilities realized during the first three quarters of 2003 versus the $427 million reduction we realized during same period of 2002. Fluctuations in our accounts payable balances contributed to the changes in operating assets and liabilities in each period presented. In 2002, our accounts payable balances increased substantially due to enterprise systems conversions that enabled our western divisions to improve their accounts payable positions. The decline in our accounts payable balances in 2003 was primarily due to no longer transferring deposits prior to being credited by certain banks to our concentration account. The cost of this activity was minimal in 2002. Expected increases in bank fees made the activity non-economical in 2003.

In addition to the changes in our accounts payable balances, the amount of cash paid for income taxes in 2003 was lower than the amount in 2002 due to a tax law benefit that will continue through the remainder of 2003 and 2004. The bonus depreciation provision of the law will expire in December of 2004 and we expect the benefit will begin to reverse in 2005. Our 2003 results also reflect a $100 million cash contribution to our company-sponsored pension plan.

Net cash used by investing activities

Investing activities used $1.7 billion of cash during the first three quarters of 2003 compared to $1.5 billion during the first three quarters of 2002. The amount of cash used by investing activities increased in 2003 versus 2002 due to an increase in capital spending.

Net cash used by financing activities

Financing activities used $290 million of cash in the first three quarters of 2003 compared to $925 million in the first three quarters of 2002. In the first three quarters of 2003, we used a net $127 million of cash to reduce outstanding debt versus a net $354 million of cash used in the first three quarters of 2002. The decrease in the use of cash was also due to a reduction in our treasury stock repurchases in 2003 versus 2002 and to proceeds received in the first quarter of 2003 for the termination of six interest rate swap agreements.

Debt Management

We had several lines of credit (the “Credit Facilities”) with borrowing capacity totaling approximately $2.5 billion at November 8, 2003. Outstanding credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the Credit Facilities. In addition, we had a $75 million money market line, borrowings under which also reduce the funds available under the Credit Facilities. At November 8, 2003, our outstanding credit agreement and commercial paper borrowings totaled $303 million. We had no borrowings under the money market line at November 8, 2003. The outstanding letters of credit that reduced the funds available under the Credit Facilities totaled $204 million.

At November 8, 2003, we also had a $100 million pharmacy receivable securitization facility that provided capacity incremental to the $2.5 billion described above. Funds received under this $100 million facility do not reduce funds available under the Credit Facilities. Collection rights to some of Kroger’s pharmacy accounts receivable balances are sold to initiate the drawing of funds under the facility. As of November 8, 2003, this additional $100 million facility was fully borrowed and an equivalent amount of collection rights to Kroger’s pharmacy accounts receivable balances were sold. The debt and accounts receivable balances associated with this facility are included in Kroger’s Consolidated Balance Sheet at November 8, 2003.

Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. As of November 8, 2003, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

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

Total debt, including both the current and long-term portions of capital leases, decreased $194 million to $8.4 billion as of the end of the third quarter of 2003, from $8.6 billion as of the end of the third quarter of 2002. Total debt decreased $147 million as of the end of the third quarter of 2003 from $8.6 billion as of year-end 2002. The decreases in 2003 resulted from the use of cash flow from operations to reduce outstanding debt.

Common Stock Repurchase Program

During the third quarter of 2003, we invested $63 million to repurchase 3.4 million shares of Kroger stock at an average price of $18.72 per share. These shares were reacquired under two separate stock repurchase programs. The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors in December of 2002. The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. In the third quarter of 2003, we purchased approximately 3.33 million shares under our $500 million stock repurchase program and we purchased an additional 26,576 shares under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises. At November 8, 2003, we had $160 million remaining under the $500 million authorization. For the first three quarters of 2003, we reacquired a total of 19.5 million shares of Kroger stock for a total investment of $305 million. We have not repurchased shares since October 13, 2003.

CAPITAL EXPENDITURES

Capital expenditures excluding acquisitions totaled $563 million for the third quarter of 2003 compared to $414 million for the third quarter of 2002. Year-to-date, capital expenditures excluding acquisitions totaled $1.6 billion in 2003 and $1.4 billion in 2002. Including acquisitions, capital expenditures totaled $575 million in the third quarter of 2003 compared to $414 million in the third quarter of 2002. Year-to-date, capital expenditures including acquisitions totaled $1.7 billion in 2003 and $1.6 billion in 2002. Expenditures in the year-to-date periods of 2003 and 2002 include purchases of assets totaling $202 million and $192 million, respectively, which were previously financed under a synthetic lease.

During the third quarter of 2003, we opened, acquired, expanded or relocated 30 food stores and also completed 43 within-the-wall remodels. In total, we operated 2,530 food stores at the end of the third quarter of 2003 versus 2,461 food stores in operation at the end of the third quarter of 2002. Total food store square footage increased 3.6% over the third quarter of 2002.

OTHER ISSUES

Based on financial results for the Kroger’s fiscal period that commenced on November 9, 2003, and ended on December 6, 2003, the labor disputes affecting the Ralphs stores in southern California and the Kroger stores in the West Virginia area had adversely affected Kroger’s financial results by an estimated $96 million, pre-tax. This estimate was calculated using the methodology described above in “Other Items” and includes the estimated effects on merchandise costs and on OG&A, including estimated expenses related to the Agreement.

We currently have indefinite UFCW contract extensions in a portion of Indiana, Arizona and the Memphis area. Those extensions are subject to termination by either party following notice. We are actively pursuing negotiation of new agreements in those areas. We remain hopeful, but cannot be certain, that we can reach satisfactory agreements without work stoppages in those markets. In 2004, we have major contracts expiring in: Seattle (two contracts); Food 4 Less in southern California; Houston; Louisville; Nashville; Detroit; Denver; Las Vegas, and Cincinnati; and Teamster contracts expiring in Portland, Oregon. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. A prolonged work stoppage affecting a substantial number of stores could have a material effect on our results.

We indirectly own a 50% interest in the Santee Dairy (“Santee”) and have a product supply arrangement with Santee that requires us to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires in fiscal 2007. Upon acquisition of Ralphs/Food 4 Less, Santee became a duplicate facility. The joint venture is managed independently and has a board composed of an equal number of members from each partner, plus one independent member. When there is a split vote, this member generally votes with the other partner. The other partner filed suit against Kroger claiming, among other things, that Kroger is obligated to purchase all of the requirements of fluid milk for its Ralphs and Food 4 Less divisions from Santee as opposed to minimum gallons. Kroger has reached an agreement in principle with the other party to settle this litigation. The parties are in the process of completing definitive documentation regarding the settlement. We expect the final settlement will have an immaterial effect on our financial statements.

SFAS No. 143, “Asset Retirement Obligations,” became effective for Kroger on February 2, 2003. This standard addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Adoption of SFAS No. 143 did not have a material effect on our financial statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was adopted by Kroger on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 required us to reclassify the debt extinguishments recorded as extraordinary items in 2002 as interest expense in the respective periods. We recorded these debt extinguishments, which totaled $19 million of pre-tax expense, during the first two quarters of 2002. The provisions of SFAS No. 145 did not have a material effect on our financial statements.

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued in January of 2003. FIN 46 provides guidance relating to the identification of, and financial reporting for, variable-interest entities, as defined in the Interpretation. FIN 46 is effective for all variable-interest entities created after January 31, 2003. For any variable-interest entities created prior to February 1, 2003, FIN 46 became effective for Kroger on November 9, 2003, the beginning of its fiscal fourth quarter. Adoption of FIN 46 will require us to consolidate a mortgagor (the “Mortgagor”) of certain of Kroger’s properties. In prior years, we purchased a portion of the debt issued by the Mortgagor to reduce our effective interest expense. These purchases are classified as investments in Kroger’s Consolidated Balance Sheets. Consolidation of the Mortgagor will reduce both Kroger’s investments and total debt by approximately $67 million. Consolidation of the Mortgagor will have an immaterial effect on Kroger’s Consolidated Statements of Earnings and Consolidated Statements of Cash Flows. If we are required to consolidate any other entities, we anticipate that such consolidation will have an immaterial effect on our financial statements.

In November of 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Issue No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. We believe that Issue No. 03-10 will have an immaterial effect on Kroger’s financial statements.

OUTLOOK

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including this section, contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected sales and earnings per share (“EPS”); working capital reduction; our ability to generate operating cash flow; capital expenditures; and our Strategic Growth Plan (“Plan”), and are indicated by words or phrases such as “intend,” “expect,” “goal,” “believe,” “estimate,” “plan,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. We undertake no obligation to update information provided.

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

•	On December 11, 2001, we outlined the Plan to support additional investment in core business to grow sales and increase market share. The Plan has three key elements: reduction of operating, general and administrative expenses; increased coordination of merchandising and procurement activities; and targeted retail price reductions. As of November 8, 2003, we had achieved cost savings of approximately $490 million. We expect to exceed our original goal of $500 million in cost reductions by the end of fiscal 2003.

•	We are unable to predict the length of the current labor dispute or estimate the investment that will be required to rebuild our business in affected markets after the disputes are resolved. Based on earnings results for the third quarter of 2003 and our continued investment in pricing programs, Kroger’s fiscal 2003 earnings, excluding the effects of the labor disputes, likely would be below the $1.45 per diluted share described in our past guidance. As a result of these factors, Kroger has withdrawn all previously issued guidance for fiscal 2003.

•	We obtain sales growth from new square footage, as well as from increased productivity from existing locations. We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, natural food markets, supermarket fuel centers, seafood shops, floral shops, and bakeries. We believe the combination store format will allow us to withstand continued competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants.

•	Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis on self-development and ownership of real estate, and on logistics and technology improvements. The continued capital spending in technology focusing on improved store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, should reduce merchandising costs as a percent of sales. For fiscal 2003, we expect capital spending to be approximately $1.9 billion, excluding acquisitions and the final synthetic lease buyout. We intend to use the combination of cash flow from operations, including reductions in working capital, and borrowings under credit facilities to finance capital expenditure requirements. If determined preferable, we may fund capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity.

•	Based on current operating results, we believe that cash flow from operations and other sources of liquidity, including borrowings under our commercial paper program and bank credit facilities, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

•	We expect that our OG&A results will be affected by increased costs, such as health care benefit costs, pension costs, utility costs and credit card fees, as well as by on-going labor disputes and any future disputes.

•	In addition to the $100 million contributed during the first quarter of 2003, we expect to make cash contributions to the company-sponsored pension plans in the current and upcoming years. We are required to make a cash contribution of $30 million by September of 2004. Performance of plan assets, as well as the interest rates required to be used to calculate the pension obligations, will determine the amounts of any additional contributions.

•	In addition to the company-sponsored pension plans, we also participate in various multi-employer pension plans for substantially all employees represented by unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based on a fixed amount for each year of service. We contributed $153 million to these plans in fiscal 2002. A decline in the value of assets held by these plans, caused by performance of the investments in the financial markets in recent years, is likely to result in higher contributions to these plans (either by agreement or in order to avoid the imposition of an excise tax) and to continue to create challenges in collective bargaining. The most recent information available to management indicates that in these funds, liability for projected benefit obligations exceeds the value of the assets. Benefit obligations of the funds for future service, however, may be reduced through collective bargaining or through actions of the fund trustees (who are appointed in equal number by labor and management), who must act prudently. We expect reductions in future service benefits to mitigate the effect of under-funding on our contribution obligation. For these reasons, it is not practicable to determine the amount by which our multi-employer pension contributions will increase. Moreover, if we were to exit markets, we may be required to pay a withdrawal liability. Any adjustments for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, and it is determined that markets will be exited.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•	We currently have indefinite UFCW contract extensions in a portion of Indiana, Arizona and the Memphis area. Those extensions are subject to termination by either party following notice. We are actively pursuing negotiation of new agreements in those areas. We remain hopeful, but cannot be certain, that we can reach satisfactory agreements without work stoppages in those markets. In 2004, we have major contracts expiring in: Seattle (two contracts); Food 4 Less in southern California; Houston; Louisville; Nashville; Detroit; Denver; Las Vegas, and Cincinnati; and Teamster contracts expiring in Portland, Oregon. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. A prolonged work stoppage affecting a substantial number of stores could have a material effect on our results.

•	Our ability to achieve sales goals will be affected by: labor disputes, including on-going disputes and any disputes in the future, particularly as Kroger seeks to manage increases in health care and pension costs; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors; our response to these actions; the state of the economy, including the inflationary and deflationary trends in certain commodities; stock repurchases; and the success of our Plan.

•	Our ability to achieve our cost savings goals could be affected by our ability to achieve productivity improvements and shrink reduction; the impact of current or future labor disputes; efficiencies in our distribution centers and those created by our logistics projects; and competitive activity in the marketplace in which we operate.

•	The amount of contributions made to our pension and multi-employer plans will be affected by the performance of investments made by the plans as well as the extent to which trustees of the plans reduce the costs of future service benefits.

•	We have estimated our exposure to the claims and litigation arising in the normal course of business and believe we have made adequate provisions for them. Unexpected outcomes in these matters could result in an adverse effect on our earnings.

•	The expired southern California contract contains a requirement to fund higher reserve levels if a new contract is negotiated without maintenance of benefits provisions for healthcare. We cannot determine the effect of this requirement because it is dependent on the outcome of negotiations.

•	The proportion of free cash flow used to reduce outstanding debt, repurchase common stock, or pay a cash dividend may be affected by the market price of Kroger common stock, the amount of outstanding debt available for pre-payment and changes in borrowing rates.

•	Consolidation in the food industry is likely to continue and the effects on our business, favorable or unfavorable, cannot be foreseen.

•	The results of our Plan, including the amount and timing of cost savings expected, could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional retailers; our response actions; the state of the economy, including deflationary trends in certain commodities; recessionary times in the economy; our ability to achieve the cost reductions that we have identified, including those to reduce shrink and operating, general and administrative expense; increases in health care, pension and credit card fees; and the success of our capital investments.

•	Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or remaining terms of leases. Use of the straight-line method of depreciation creates a risk that future assets write-offs or potential impairment charges related to store closings would be larger than if an accelerated method of depreciation was followed.

•	The grocery retailing industry continues to experience fierce competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could adversely affect our sales.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material impact on our financial statements.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales.

•	Changes in our product mix may negatively affect certain financial indicators. For example, we have added and will continue to add supermarket fuel centers. Since gasoline is a low profit margin item with high sales dollars, we expect to see our gross profit margins decrease as we sell more gasoline. Although this negatively affects our gross profit margin, gasoline provides a positive effect on operating, general and administrative expense as a percent of sales.

•	Our ability to integrate any companies we acquire or have acquired and achieve operating improvements at those companies will affect our operations.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, if our logistics and technology projects are not completed in the time frame expected or on budget, or due to the timing of new store openings.

•	Depreciation and amortization expenses may vary from our estimates due to the timing of new store openings.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, or may decrease the customer demand for certain products. Additionally, increases in the cost of inputs, such as utility costs or raw material costs, could negatively impact financial ratios and net earnings.

•	Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass these increases on to our customers, our gross margin and net earnings will suffer.

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

As described in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the SEC on May 2, 2003, we recorded a pre-tax loss of $81 million in the third quarter of 2001 to accrue liabilities for the estimated fair values of energy contracts that no longer qualified for the normal purchases and normal sales exception (the “excess contracts”). As described in our accompanying “Management’s Discussion of Financial Condition and Results of Operations – Other Items,” in the second quarter of 2003, we reached an agreement through which we ended supply arrangements with Dynegy in California related to four power supply contracts, including the excess contracts. The Federal Energy Regulatory Commission approved the settlement agreement on July 23, 2003. On August 27, 2003, Kroger paid $107 million, before the related tax benefits, to settle disputes with Dynegy related to prior over-payments, terminate two of the four contracts effective July 6, 2003, and terminate the remaining two agreements effective September 1, 2003. As a result of the settlement, we recorded $62 million of pre-tax expense in the second quarter of 2003.

There have been no other significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the SEC on May 2, 2003.

ITEM 4.	Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter-ended November 8, 2003. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter-ended November 8, 2003, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

EXHIBIT 31.1 – Rule 13a–14(a) / 15d–14(a) Certifications

EXHIBIT 32.1 – Section 1350 Certifications

EXHIBIT 99.1 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

(b)	The Company disclosed and filed an announcement of second quarter, 2003 earnings results and updated 2003 guidance in its Current Report on Form 8-K dated September 16, 2003. On August 18, 2003, the Company filed an amendment to its Current Report on Form 8-K dated January 28, 2003, solely to conform signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: December 19, 2003	By:	/s/ David B. Dillon
David B. Dillon Chief Executive Officer

Dated: December 19, 2003	By:	/s/ J. Michael Schlotman
J. Michael Schlotman Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -	Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Company’s Regulations are incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

Exhibit 4.1 -	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications

Exhibit 32.1 -	Section 1350 Certifications

Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.