Form 10-Q/A
period 2003-08-16
KROGER CO
filed 2004-01-28
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note:

This filing is made solely to amend and restate “Item 4. Controls and Procedures”.

PART I - FINANCIAL INFORMATION

ITEM 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter-ended August 16, 2003. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter-ended August 16, 2003, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: January 28, 2004	By:	/s/ David B. Dillon
David B. Dillon
Chief Executive Officer

Dated: January 28, 2004	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer