Form 10-Q/A
period 2003-08-16
KROGER CO
filed 2004-02-23
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note:

This filing is made solely to add Exhibit 31.1; the Rule 13a-4(a)/15d-14(a) Certifications to the 10-Q/A No. 1 for the quarterly period ended August 16, 2003 filed on January 28, 2004.

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

THE KROGER CO.

Dated: February 23, 2004	By:	/s/ David B. Dillon
David B. Dillon
Chief Executive Officer

Dated: February 23, 2004	By:	/s/ J. Michael Schlotman
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

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications

*Exhibit 32.1 -	Section 1350 Certifications

*Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

*	Previously filed.