Form 10-K
period 2004-01-31
KROGER CO
filed 2004-04-14
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-303

THE KROGER CO.

(Exact name of registrant as specified in its charter)

Ohio	31-0345740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1014 Vine Street, Cincinnati, OH 45202	45202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (513) 762-4000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $1 par value 742,534,118 shares outstanding on April 9, 2004	New York Stock Exchange

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

Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).

Yes ☒ No ☐

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of April 9, 2004: $12,620,657,565.

Documents Incorporated by Reference:

Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before June 1, 2004, incorporated by reference into Parts II and III of Form 10-K.

PART I

ITEM 1.	BUSINESS

The Kroger Co. was founded in 1883 and incorporated in 1902. As of January 31, 2004, the Company was one of the largest grocery retailers in the United States based on annual sales. The Company also manufactures and processes food for sale in its supermarkets. The Company employs approximately 290,000 full and part-time employees. The Company’s principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202 and its telephone number is (513) 762-4000. The Company maintains a web site (www.Kroger.com) which includes additional information about the Company. The Company makes available through its web site, free of charge, its annual reports on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K, including amendments thereto. These forms are available as soon as reasonably practicable after the Company’s file them electronically with the SEC.

The Company’s revenues are earned and cash is generated as consumer products are sold to customers in its supermarkets. The Company earns income predominantly by selling products at price levels that produce revenues in excess of its costs to make these products available to its customers. Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses.

STORES

As of January 31, 2004, the Company operated, either directly or through our subsidiaries, 2,532 supermarkets. Approximately 30% of these supermarkets operated in company-owned facilities. As of January 31, 2004, 466 of these supermarkets had fuel centers. The Company’s current growth strategy emphasizes self-development and ownership of store real estate. The Company’s stores operate under several banners that have strong local ties and brand equity. Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; or price impact warehouse stores.

The combo stores are the primary food store format. They are typically able to earn a return above the Company’s cost of capital by drawing customers from a 2 – 2 ½ mile radius. The Company believes this format is successful because the stores are large enough to offer the specialty departments that customers desire for one-stop shopping, including “whole health” sections, pharmacies, general merchandise, pet centers and high quality perishables such as fresh seafood and organic produce. Many combination stores include a fuel center.

Multi-department stores are significantly larger in size than combo stores. In addition to the departments offered at a typical combo store, multi-department stores sell a wide selection of general merchandise items such as apparel, home fashion and furnishings, electronics, automotive, toys and fine jewelry. Many multi-department stores include a fuel center.

Price impact warehouse stores offer a “no-frills, low cost” warehouse format and feature everyday low prices plus promotions for a wide selection of grocery and health and beauty care items. Quality meat, dairy, baked goods and fresh produce items provide a competitive advantage. The average size of a price impact warehouse store is similar to that of a combo store.

In addition to supermarkets, the Company operates, either directly or through subsidiaries, 802 convenience stores and 440 fine jewelry stores. Subsidiaries operated 707 of the convenience stores, while 95 were operated through franchise agreements. Approximately 43% of the convenience stores operated by subsidiaries were operated in company-owned facilities. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline.

MERCHANDISING AND MANUFACTURING

Corporate brand products play an important role in the Company’s merchandising strategy. Supermarket divisions typically stock approximately 7,800 private label items. The Company’s corporate brand products are produced and sold in three quality “tiers.” Private Selection is the premium quality brand designed to meet or beat the “gourmet” or “upscale” national or regional brands. The “banner brand” (Kroger, Ralphs, King Soopers, etc.), which represents the majority of the Company’s private label items, is designed to be equal to or better than the national brand and carries the “Try It, Like It, or Get the National Brand Free” guarantee. FMV (For Maximum Value) is the value brand, designed to deliver good quality at a very affordable price.

Approximately 55% of the corporate brand units sold are produced in the Company’s manufacturing plants; the remaining corporate brand items are produced to the Company’s strict specifications by outside manufacturers. The Company performs a “make or buy” analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of January 31, 2004, the Company operated 42 manufacturing plants. These plants consisted of 18 dairies, 11 deli or bakery plants, five grocery product plants, three beverage plants, three meat plants and two cheese plants.

SEGMENTS

The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores in the Midwest, South and West. The Company’s retail operations, which represent approximately 99% of consolidated sales, are its only reportable segment. All of the Company’s operations are domestic.

ITEM 2.	PROPERTIES

As of January 31, 2004, the Company operated more than 3,300 owned or leased supermarkets, convenience stores, distribution warehouses, and food processing facilities through divisions, marketing areas, subsidiaries or affiliates. These facilities are located principally in the Southern, Midwestern, and Western portions of the United States. A majority of the properties used to conduct the Company’s business are leased.

The Company generally owns store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment. The total cost of the Company’s owned assets and capitalized leases at January 31, 2004 was $18,425 million while the accumulated depreciation was $7,247 million.

Leased premises generally have base terms ranging from ten to twenty years with renewal options for additional periods. Some options provide the right to purchase the property after conclusion of the lease term. Store rentals are normally payable monthly at a stated amount or at a guaranteed minimum amount plus a percentage of sales over a stated dollar volume. Rentals for the distribution, processing and miscellaneous facilities generally are payable monthly at stated amounts. For additional information on leased premises, see Note 11 to the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

As previously disclosed, on March 5, 2001, the Company announced that it would restate earnings by minor amounts for fiscal 1998, fiscal 1999 and the first two quarters of fiscal 2000. Following this announcement, two shareholders filed lawsuits, purporting to be class actions, against the Company and its Chief Executive Officer in the United States District Court, for the Southern District of Ohio, Western Division, which were consolidated as Case No. 1:01-CV-265. The court dismissed the suit and the appeal period has run without an appeal having been filed. Furthermore, the Company has been notified by the staff of the SEC that its inquiry relating to the restatement has been terminated and no enforcement action has been recommended to the SEC against the Company.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE RANGE

	2003		2002
Quarter	High	Low	High	Low
1st	$15.52	$12.05	$23.81	$20.25
2nd	$18.41	$15.14	$23.05	$17.53
3rd	$19.70	$17.00	$20.75	$11.00
4th	$19.03	$16.80	$16.60	$13.08

Main trading market - New York Stock Exchange (Symbol KR)

Number of shareowners at year-end 2003:	51,960

Number of shareowners of record at April 9, 2004:	51,455

Determined by number of shareholders of record

The Company has not paid dividends on its Common Stock for the past three fiscal years. Under the Company’s previous Credit Agreement dated May 23, 2001, the Company was prohibited from paying cash dividends. On May 22, 2002, the Company entered into a new Credit Agreement, at which time the restriction on payment of cash dividends was eliminated. However, no cash dividends were declared or paid in fiscal 2003 or 2002.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Years Ended
	January 31, 2004 (52 weeks)	February 1, 2003 (52 weeks)	February 2, 2002 (52 weeks)		February 3, 2001 (53 weeks)		January 29, 2000 (52 weeks)
	(In millions, except per share amounts)
Sales	$53,791	$51,760	$50,098		$49,000		$45,352
Earnings before cumulative effect of accounting change	315	1,221	1,043		877		613
Cumulative effect of accounting change (A)	—	(16)	—		—		—
Net earnings	315	1,205	1,043		877		613
Diluted earnings per share:
Earnings before cumulative effect of accounting change	0.42	1.54	1.26		1.04		0.72
Cumulative effect of accounting change (A)	—	(0.02)	—		—		—
Net earnings	0.42	1.52	1.26		1.04		0.72
Total assets	20,184	20,102	19,069		18,179		17,846
Long-term obligations, including obligations under capital leases	10,587	10,644	10,082		9,708		9,848
Shareowners’ equity	4,011	3,850	3,502		3,089		2,678
Cash dividends per common share	—	—	(B	)	(B	)	(B	)

(A)	Amounts are net of tax. Refer to Note 5 to the Consolidated Financial Statements.

(B)	During the fiscal years ended February 2, 2002, and prior, the Company was prohibited from paying cash dividends under the terms of its previous Credit Agreement. On May 22, 2002, the Company entered into a new Credit Agreement, at which time the restriction on payment of cash dividends was eliminated. However, no cash dividends were declared or paid in fiscal 2003 or 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR COMPANY

The Kroger Co. was founded in 1883 and incorporated in 1902. As of January 31, 2004, we were one of the largest grocery retailers in the United States based on annual sales. We also manufacture and process food for sale in our supermarkets. We employ approximately 290,000 full and part-time employees. Our principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202 and our telephone number is (513) 762-4000. We maintain a web site (www.Kroger.com) which includes additional information about our company. We make available through our web site, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, including amendments thereto. These forms are available as soon as reasonably practicable after we file them electronically with the SEC.

Our revenues are earned and cash is generated as consumer products are sold to customers in our supermarkets. We earn income predominantly by selling products at price levels that produce revenues in excess of our costs to make these products available to our customers. Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses.

OUR STORES

As of January 31, 2004, we operated, either directly or through our subsidiaries, 2,532 supermarkets. Approximately 30% of these supermarkets operated in company-owned facilities. As of January 31, 2004, 466 of these supermarkets had fuel centers. Our current growth strategy emphasizes self-development and ownership of store real estate. Our stores operate under several banners that have strong local ties and brand equity. Our supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; or price impact warehouse stores.

The combo stores are our primary food store format. They are typically able to earn a return above our cost of capital by drawing customers from a 2 – 2 ½ mile radius. We believe this format is successful because the stores are large enough to offer the specialty departments that customers desire for one-stop shopping, including “whole health” sections, pharmacies, general merchandise, pet centers and high quality perishables such as fresh seafood and organic produce. Many combination stores include a fuel center.

Multi-department stores are significantly larger in size than combo stores. In addition to the departments offered at a typical combo store, multi-department stores sell a wide selection of general merchandise items such as apparel, home fashion and furnishings, electronics, automotive, toys and fine jewelry. Many multi-department stores include a fuel center.

Price impact warehouse stores offer a “no-frills, low cost” warehouse format and feature everyday low prices plus promotions for a wide selection of grocery and health and beauty care items. Quality meat, dairy, baked goods and fresh produce items provide a competitive advantage. The average size of a price impact warehouse store is similar to that of a combo store.

In addition to our supermarkets, we operate, either directly or through subsidiaries, 802 convenience stores and 440 fine jewelry stores. Our subsidiaries operated 707 of the convenience stores, while 95 were operated through franchise agreements. Approximately 43% of the convenience stores operated by our subsidiaries were operated in company-owned facilities. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline.

MERCHANDISING AND MANUFACTURING

Corporate brand products play an important role in our merchandising strategy. Our supermarket divisions typically stock approximately 7,800 private label items. Our corporate brand products are produced and sold in three quality “tiers.” Private Selection is the premium quality brand designed to meet or beat the “gourmet” or “upscale” national or regional brands. The “banner brand” (Kroger, Ralphs, King Soopers, etc.), which represents the majority of our private label items, is designed to be equal to or better than the national brand and carries the “Try It, Like It, or Get the National Brand Free” guarantee. FMV (For Maximum Value) is the value brand, designed to deliver good quality at a very affordable price.

Approximately 55% of the corporate brand units sold are produced in our manufacturing plants; the remaining corporate brand items are produced to our strict specifications by outside manufacturers. We perform a “make or buy” analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of January 31, 2004, we operated 42 manufacturing plants. These plants consisted of 18 dairies, 11 deli or bakery plants, five grocery product plants, three beverage plants, three meat plants and two cheese plants.

OPERATING ENVIRONMENT

Traditional grocery retailers, including Kroger, have experienced significant business challenges in recent years. Consumers have remained cautious in their purchases amid concerns about the economy and high unemployment while competition has continued to intensify. Customers today have a larger number of stores and greater variety of retail formats from which to select. These factors have placed pressure on retail prices. Additionally, our company, as well as several of our traditional competitors, has faced dramatic increases in certain operating costs, particularly labor and employee benefit costs in unionized markets.

Our management team identified these trends more than two years ago and implemented strategic initiatives designed to control costs and offer better value to our customers. We have made progress since that time. We believe future industry consolidation is likely and presents opportunities for Kroger to gain market share and improve financial results as weaker competitors decline in or exit markets and their sales base is picked up by their competitors.

Kroger has a high-quality asset base that holds the #1 or #2 market share in 43 of our 52 major markets with leading market share in many of the nation’s largest and fastest-growing markets. We define a major market as one in which we operate nine or more stores. According to our internal share estimates, Kroger’s share increased in 28 of our 52 major markets in 2003. On a volume-weighted basis, Kroger’s market share was unchanged.

We are in a stronger financial and cash flow position than are many in our industry and, even at current earnings, we continue to earn more than our cost of capital, excluding the effect of labor disputes and the goodwill and asset impairment charges.

Our plan, going forward, is to continue sharpening our focus on price and to make further reductions in operating costs. We expect those reductions will fund a portion of our price investments. Our focus on operating costs will include those items traditionally recorded as operating, general and administrative (“OG&A”) expenses plus certain items included in merchandise costs. This focus includes shrink, warehousing and transportation costs, and advertising costs. Rent expense and depreciation expense will be targeted for reduction as well.

Further discussion on our industry, the current economic environment and our related strategic plans is included below in “Outlook.”

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for 2003 compared to 2002 and 2002 compared to 2001. Comparability is affected by certain income and expense items that fluctuated significantly between and among the periods, including the goodwill and asset impairment charges. These items are identified below in “Other Items.”

Kroger’s 2003 financial results were adversely affected by labor disputes in southern California and in the West Virginia area. These disputes, which are summarized below, adversely affected our sales, FIFO gross margin (as defined below) and operating, general and administrative expenses. Our analysis includes estimates of the effects of these disputes on our 2003 results in these areas.

Labor dispute summary – southern California

Safeway Inc., Alberston’s, Inc. and Kroger, either directly or through their subsidiaries, (collectively, the “Retailers”) were party to multi-employer bargaining with various local unions affiliated with the United Food and Commercial Workers International Union (“UFCW”) (collectively, the “Unions”) in southern California. The Retailers and the Unions entered into agreements under which a strike against one employer would be deemed a strike against all employers. In addition, the Retailers entered into an agreement among themselves (the “Agreement”) requiring, among other things, that if one employer were struck, the remaining employers would lock out bargaining unit employees. The Agreement was designed to prevent the Unions from placing disproportionate pressure on one or more of the Retailers by picketing one or more of the Retailers but not the others. The Agreement is more fully described below in “Other Items.” On October 11, 2003, the Unions initiated a strike against Safeway, Inc. On October 12, 2003, the other Retailers locked out the bargaining unit employees as required by the Agreement. As described in Note 15 to the Consolidated Financial Statements, on February 29, 2004, the Company announced that it was notified by the UFCW that a new labor contract had been ratified by union members, ending a 141-day work stoppage.

Labor dispute summary – West Virginia area

On October 13, 2003, we temporarily closed 44 Kroger stores, primarily in West Virginia, following a decision by a local union of the UFCW that represents workers in those stores to conduct a strike against Kroger. On December 11, 2003, Kroger announced that union members had ratified a new labor contract covering employees in these 44 stores. We re-opened 41 of the stores on December 15, 2003. Three stores were not re-opened.

Sales

Total sales were $53.8 billion, $51.8 billion and $50.1 billion for 2003, 2002 and 2001, respectively. These sales represented annual increases of 3.9% in 2003 and 3.3% in 2002.

Total food store sales were $51.1 billion, $49.3 billion and $47.7 billion for 2003, 2002 and 2001, respectively. The differences between total sales and total food store sales primarily related to sales at our convenience store and jewelry store divisions and sales by our manufacturing plants to outside firms.

We define a food store as an identical store in the quarter after the store has been in operation and has not been expanded or relocated for four full quarters. We calculate annualized identical food store sales based on a summation of four quarters of identical sales. Our annualized identical food store sales results are summarized in the table below.

Identical Food Store Sales

(In Millions)

	2003	2002	Excluding Stores Affected By Labor Disputes (1):
			2003	2002
Identical food store sales	$47,867.0	$47,658.5	$45,585.4	$45,280.4
Percentage difference	0.4%	0.0%	0.7%

We define a food store as a comparable store in the quarter after the store has been in operation for four full quarters including expansions and relocations. We calculated annualized comparable food store sales based on a summation of four quarters of comparable sales. Our annualized comparable food store sales results are summarized in the table below.

Comparable Food Store Sales

(In Millions)

	2003	2002	Excluding Stores Affected By Labor Disputes (1):
			2003	2002
Comparable food store sales	$49,267.5	$48,764.3	$46,957.0	$46,364.3
Percentage difference	1.0%	0.8%	1.3%

(1)	The labor disputes affected our sales results in several ways. In the West Virginia area, we temporarily closed 44 stores in response to a decision by a local union to conduct a strike against Kroger. Our pharmacies in the area remained open. As a result, we did not realize any sales other than pharmacy sales at these 44 stores for approximately two months of 2003.

In southern California, sales results were negatively affected by picket lines established outside of our Ralphs stores. Picket lines generally dissuade potential customers from entering our stores. Additionally, we were forced to hire temporary employees and transfer current employees from other areas to southern California to staff the stores. Operating with fewer employees and, in most cases, less experienced replacement employees, our stores suffered sales losses due to increased inventory shortages, decreased customer service and the closure of selected service departments. These negative sales effects were partially offset by sales increases at our Food 4 Less stores in the region that were not involved in the labor dispute. Also, sales at Ralphs stores were favorably affected during those weeks when picket lines were removed from Ralphs stores.

Sales figures adjusted for effects of the labor disputes exclude stores involved in labor disputes, as well as Food 4 Less stores whose sales results were favorably affected by the labor disputes in that region. Sales were excluded for the last four weeks of our third quarters and the first six weeks of our fourth quarters for stores in the West Virginia area. Sales were excluded for the last five weeks of our third quarters and for our entire fourth quarters for the Ralphs and Food 4 Less stores.

Our sales in 2003 were also affected by inflation and deflation in various commodity groups, the weak economy, increased competition and the results of our strategic initiatives. The estimated impact of inflation and deflation is described below in “Impact of Inflation.”

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as follows: Sales minus merchandise costs plus Last-In, First Out (“LIFO”) charge (credit). Merchandise costs include advertising, warehousing and transportation, but exclude depreciation expense and rent expense. FIFO gross margin is an important measure used by our management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rates were 26.38%, 26.85% and 27.39% in 2003, 2002 and 2001, respectively. These declining rates reflect our investment in lower retail prices. The effect of our investment in lower retail prices was partially offset by decreases in product costs due to consolidated purchasing activities. Improved private label sales and manufacturing plant results also increased our FIFO gross margin rates in 2003, 2002 and 2001 because those products carry a higher margin than national brand products. Other items recorded as merchandise costs in 2003 and 2002 further affected our FIFO gross margin rates. These items, which include estimates of the effects of the labor disputes, are described below in “Other Items.”

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses, which consist primarily of employee related costs such as wages, health care benefit costs and retirement plan costs, as a percent of sales were 19.25%, 18.58% and 18.93% in 2003, 2002 and 2001, respectively. OG&A expenses for 2003 were affected by the labor disputes and several items that are more fully described below in “Other Items.” In addition to those items, our OG&A expense rate in 2003 was adversely affected by higher health care benefit and pension costs. A portion of the decrease in our rate in 2002 versus 2001 was due to the successful cost reduction and productivity initiatives associated with the Strategic Growth Plan that we announced in December 2001. Our OG&A rate declined in 2002 despite increases in our health care benefit costs, pension costs and credit card fees.

Rent Expense

Rent expense, as a percent of sales, was 1.21%, 1.27% and 1.30% in 2003, 2002 and 2001, respectively. The decreases in these rates reflect our current strategy on ownership of real estate.

Depreciation Expense

Depreciation expense, as a percent of sales, was 2.25%, 2.10% and 1.94% in 2003, 2002 and 2001, respectively. The increases in depreciation expense primarily were due to Kroger’s capital investment program and the ownership of real estate.

Goodwill Amortization

In 2001, goodwill amortization expense totaled $103 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, which became effective for Kroger on February 3, 2002, goodwill was not amortized beginning in 2002.

Goodwill Impairment Charge

Our annual impairment review performed during the fourth quarter of 2003 resulted in a goodwill impairment charge related to our Smith’s division totaling $444 million. Details of the charge are included in “Other Items.”

Asset Impairment Charges

Asset impairment charges totaling $120 million and $91 million were recorded during 2003 and 2001. The impairments represented write-downs of under-performing stores to estimated fair market values. The impairment charges are explained more fully in “Other Items.”

Interest Expense

Net interest expense totaled $604 million, $619 million and $648 million in 2003, 2002 and 2001, respectively. The decrease in 2003 primarily resulted from lower average borrowings in 2003 compared to 2002. The decrease in 2002, when compared to 2001, resulted from lower interest rates on our floating-rate debt in 2002 versus 2001. Interest expense in 2003 and 2002 included $18 million and $19 million, respectively, due to the early retirement of debt.

Income Taxes

Our effective income tax rate was 59.1%, 37.5% and 39.1% in 2003, 2002 and 2001. The effective rates for 2003 and 2002 differ from the effective rate for 2001 due to the impairment of non-deductible goodwill in 2003 and the amortization of goodwill in 2001. The effective income tax rates also differ from the expected statutory rate in all years presented due to the effect of state taxes.

Net Earnings

Net earnings totaled $315 million, or $0.42 per diluted share, in 2003. These results represent a decrease of approximately 72.4% from net earnings of $1.52 per diluted share for 2002. The decrease in net earnings was affected significantly by the labor disputes, impairment charges and several other items that are described below in “Other Items.”

Net earnings of $1.52 per diluted share for 2002 represented an increase of approximately 20.6% over net earnings of $1.26 per diluted share for 2001. Adjusting 2001 results to eliminate the amortization of goodwill and its tax effect, as illustrated in Note 5 to the Consolidated Financial Statements, net earnings would have been $1.37 per diluted share in 2001. Adjusting the 2002 results for the cumulative effect of the accounting change, net earnings would have been $1.54 in 2002. On this basis, net earnings of $1.54 per diluted share for 2002 represented an increase of approximately 12.4% over net earnings of $1.37 per diluted share for 2001.

OTHER ITEMS

The following table summarizes items that affected Kroger’s financial results during the periods presented. These items should not be considered alternatives to net earnings, net cash provided by operating activities or any other Generally Accepted Accounting Principle (“GAAP”) measure of performance or liquidity. These items should not be viewed in isolation or considered substitutes for Kroger’s results as reported in accordance with GAAP. Due to the nature of these items, as described below, it is important to identify these items and review them in conjunction with Kroger’s financial results reported in accordance with GAAP.

These items include a goodwill impairment charge, asset impairment charges, restructuring charges, merger-related costs and the cumulative effect of an accounting change, all of which are shown separately in the Consolidated Statement of Earnings. The items also include charges and credits that were recorded as components of FIFO gross margin, LIFO charge (credit), OG&A expense and interest expense. Additionally, items in 2003 included the estimated effects of the labor disputes.

(In millions except per share amounts)	2003	2002	2001
Items affecting FIFO gross margin (1)
Estimated effect of labor disputes	$177	$—	$—
Item-cost conversion	—	91	—
Adoption of EITF Issue No. 02-16	—	28	—

Total affecting FIFO gross margin	177	119	—

Adoption of EITF Issue No. 02-16 – LIFO effect	—	(28)	—

Items affecting OG&A
Estimated effect of labor disputes	216	—	—
Lease liabilities – store closing plans	(10)	—	20
Excess energy purchase commitments	4	(19)	83
Settlement of energy contract dispute	62	—	—
Property tax allowance adjustment	(20)	—	—
Power outage	9	—	—
Charitable contribution	(5)	—	—

Total affecting OG&A	256	(19)	103
Items affecting interest expense	18	19	—
Goodwill impairment charge	444	—	—
Asset impairment charges	120	—	91
Restructuring charges	—	15	37
Merger-related costs	—	1	4

Total pre-tax effect	1,015	107	235
Income tax benefit (2)	(214)	(40)	(92)

After-tax effect	801	67	143
Cumulative effect of accounting change, net of tax (3)	—	16	—

Total after-tax expense	$801	$83	$143

Diluted shares	754	791	825
Approximate diluted per share effect	$1.06	$0.11	$0.17

(1)	FIFO gross margin is defined above in “Results of Operations.”

(2)	Income tax benefits in 2003 and 2001 are affected by the non-deductibility of the goodwill impairment charge and goodwill amortization charges.

(3)	The transitional impairment review required by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” resulted in a write off of our jewelry store division goodwill.

Items Affecting FIFO Gross Margin, LIFO Charge (Credit) and Operating, General and Administrative Expense

Estimated effect of labor disputes

For dispute-affected regions, we assumed that trends existing prior to the effect of the labor disputes would have continued. Based on those trends, the estimated effects included the differences between reported sales and sales projections less reported merchandising costs and merchandising cost projections and the differences between reported OG&A and OG&A projections. The estimates included differences at strike-affected stores as well as differences at Food 4 Less stores in southern California whose financial results were affected by the labor dispute.

Differences affecting FIFO gross margin included incremental warehousing, distribution, advertising and inventory shrinkage expenses due to the labor disputes. Differences in OG&A included direct pre-strike expenses, costs associated with hiring and training replacement workers, costs associated with bringing in employees from other Kroger divisions to work on a temporary basis in the Ralphs stores and expenses under the Agreement.

As described above in “Results of Operations,” the Agreement entered into in connection with the multi-employer collective bargaining arrangement among the Retailers was designed to prevent the Unions from placing disproportionate pressure on one or more of the Retailers by picketing one or more of the Retailers but not the others. The Agreement provided for payments from any of the Retailers who gained from such disproportionate pressure to any of the Retailers who suffered from such disproportionate pressure, based on a percentage of the sales deemed caused by the disproportionate pressure. Expenses related to the Agreement were recorded as OG&A and totaled approximately $116 million, pre-tax, in fiscal 2003. Amounts will be paid under the Agreement in the first quarter of 2004.

Furthermore, changes in our obligations for health care in the new labor agreement triggered an obligation under our previous southern California labor contract that required us to make a contribution of approximately $31 million, pre-tax, to the Union’s health and welfare trust fund. Expenses related to this contribution were recorded as OG&A in fiscal 2003. The new labor contract also provides for a contract ratification bonus to be paid by the Retailers. Our expenses related to this ratification bonus will be recorded as OG&A in 2004. Both our contribution to the trust fund and the ratification bonus were paid in the first quarter of 2004.

Item-cost conversion

In 1998, prior to the merger with Fred Meyer, we changed our application of the LIFO method of accounting for certain store inventories from the retail method to the item-cost method. The change improved the accuracy of product cost calculations by eliminating the averaging and estimating inherent in the retail method.

During the fourth quarter of 2002, we adopted the item-cost method for the former Fred Meyer divisions. The cumulative effect of this change on periods prior to February 3, 2002, cannot be determined. The effect of the change on the February 3, 2002 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in results for the quarter ended May 25, 2002. This change increased merchandise costs by $91 million and reduced net earnings by $57 million. We did not calculate the pro forma effect on prior periods because we were unable to determine cost information for these periods. The item-cost method did not have a material effect on earnings subsequent to its adoption on February 3, 2002.

Adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16

We adopted EITF Issue No. 02-16 during the fourth quarter of 2002. This issue addresses the method by which retailers account for vendor allowances. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. Historically, we had recognized those allowances as they were earned, based on the fulfillment of the related obligations of the contract. This accounting treatment was consistent with GAAP. For all contracts entered into or modified after January 1, 2003, we have recognized prospectively, and will continue to recognize, vendor allowances when the related merchandise is sold, in accordance with Issue 02-16. Net earnings in 2002 were not affected by the adoption of Issue No. 02-16. Adoption of the Issue resulted in a $28 million pre-tax charge that was included in merchandise costs in 2002. This expense was offset by a corresponding $28 million pre-tax LIFO credit that also was included in merchandise costs in 2002.

Lease liabilities – Store Closing Plans

In connection with the 2001 asset impairment review described below, we recorded pre-tax OG&A expenses of $20 million in 2001 for the present value of lease liabilities for the leased stores identified for closure. In 2000, we also recorded pre-tax expenses of $67 million for the present value of lease liabilities for similar store closings. The 2000 liabilities pertained primarily to stores acquired in the Fred Meyer merger, or to stores operated prior to the merger that were in close proximity to stores acquired in the merger, that were identified as under-performing stores. In both years, liabilities were recorded for the planned closings of the stores.

Due to operational changes, performance improved at five stores that had not yet closed. As a result of this improved performance, in the first quarter of 2003 we modified our original plans and determined that these five locations will remain open. Additionally, closing and exit costs at other locations included in the original plans were less costly than anticipated. In total, in the first quarter of 2003, we recorded pre-tax income of $10 million to adjust these liabilities to reflect the outstanding lease commitments through 2020 at the locations remaining under the plans. Refer to Note 3 to the Consolidated Financial Statements for additional details of these liabilities.

No charges were recorded in 2003 for the present value of lease liabilities for stores considered in the 2003 asset impairment review. In accordance with SFAS No. 146, which is effective for all exit and disposal activities initiated after December 31, 2002, these liabilities will be recorded when these locations are closed. Most of the locations are expected to close during 2004. As a result, we expect to record pre-tax charges totaling approximately $25 million to $32 million during 2004.

Excess energy purchase commitments

During the third quarter of 2001, we recorded a pre-tax charge of $81 million to accrue liabilities for the estimated fair value of energy purchase commitments that provided for supplies in excess of our expected demand for electricity. SFAS No. 133 required the excess commitments to be marked to fair value through current-period earnings each quarter. We recorded pre-tax expense of $4 million and pre-tax income of $19 million as a result of the market value adjustment of these excess commitments in 2003 and 2002, respectively. Market value adjustments in the fourth quarter of 2001 resulted in a pre-tax charge of $2 million.

During the second quarter of 2003, we reached an agreement through which we ended supply arrangements in California with Dynegy, Inc., related to these two contracts and two other electricity contracts that had been previously accounted for as normal purchases normal sales contracts. The Federal Energy Regulatory commission approved the agreement on July 23, 2003. During the third quarter of 2003, we paid $107 million, before the related tax benefits, to settle disputes with Dynegy related to prior over-payments, terminate two of the four contracts effective July 6, 2003, and terminate the remaining two agreements effective September 1, 2003. As a result of the settlement, we recorded $62 million of pre-tax expense in the second quarter of 2003.

Property Tax Allowance

In the fourth quarter of 2003, we recorded pre-tax income of $20 million related to the reversal of a property tax accrual. We have determined the amount to be paid will be less than we originally estimated.

Power Outage

In the second quarter of 2003, we recorded a $9 million pre-tax expense for the August power outage in northwest Ohio and Michigan. The majority of the expense related to uninsured product losses. Generally, we classify uninsured product and property losses as OG&A expense.

Adjustment to Charitable Contribution Liability

In the second quarter of 2003, we recorded $5 million of pre-tax income to adjust previously recorded liabilities related to charitable contributions required as a result of the Fred Meyer merger. We are required to make these contributions by May 2006.

Items Affecting Interest Expense

We adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” in the first quarter of 2003. As a result, expenses related to the early retirement of debt, which were recorded as extraordinary items prior to the issuance of SFAS No. 145, are now classified as interest expense in the respective periods. The 2003 expenses of $18 million, pre-tax, related to premiums paid in connection with the repurchase of $100 million of long-term bonds, and the write-off of the related deferred financing costs.

Goodwill Impairment Charge

We performed the annual evaluation of goodwill required by SFAS No. 142 during the fourth quarter of 2003. This review resulted in a $444 million non-cash impairment charge related to the goodwill at our Smith’s division. The impairment charge, which is non-deductible for income tax purposes, adjusted the carrying value of the division’s goodwill to its implied fair value. In 2003, the Smith’s division experienced a substantial decline in operating performance when compared with 2002 results and budgeted 2003 results. Additionally, we have forecasted a further decline in the future operating performance of this division. The decline in expected performance reflects both investments in capital and targeted retail price reductions intended to maintain and grow market share and provide acceptable long-term return on capital. No impairment was indicated during this review for goodwill at our other divisions.

Asset Impairment Charges and Related Items

In accordance with our policy on impairment of long-lived assets, we identified impairment losses for both assets to be disposed of and assets to be held and used during 2003 and 2001. These losses, which are reflected in our Consolidated Statements of Earnings as “Asset impairment charges,” totaled $120 million and $91 million, pre-tax, in 2003 and 2001, respectively. In both years, the impairment reviews were conducted as a consequence of a corporate-level strategic plan that coordinated the closings of several locations over a relatively short period of time. The 2001 charge related to investments by acquired companies in stores opened shortly after the Fred Meyer merger that did not perform as expected during 2000 and 2001. Based on those results and forecasts for 2002 and beyond, we performed an impairment review in the third quarter of 2001 that resulted in a pre-tax charge of $91 million. The 2003 charge related to locations whose operating performance deteriorated subsequent to the 2001 review. During the fourth quarter of 2003, we authorized closure of several stores throughout the country based on results for 2002 and 2003, as well as updated projections for 2004 and beyond. This event triggered an impairment review of stores slated for closure as well as several other under-performing locations in the fourth quarter of 2003. The review resulted in a pre-tax charge totaling $120 million. These charges are more fully described in Note 3 to the Consolidated Financial Statements.

Restructuring Charges

On December 11, 2001, we outlined our Strategic Growth Plan to support additional investment in our core business to increase sales and market share. In the fourth quarter of 2001, we recorded a pre-tax restructuring charge of $37 million primarily for severance agreements associated with the Plan. Restructuring charges related to the Plan totaled $15 million, pre-tax, in 2002. The majority of the 2002 expenses related to severance agreements, distribution center consolidation and conversion costs. No restructuring charges were recorded in 2003. Refer to Note 4 to the Consolidated Financial Statements for additional details of these charges.

Merger-Related Costs

During 2002 and 2001, we recorded, pre-tax expenses of $1 million and $4 million, respectively, from the issuance of restricted stock and the related market value adjustments. The restrictions on these stock awards lapsed in 2002 based on the achievement of synergy goals established in connection with the Fred Meyer merger. No merger-related costs were recorded in 2003. Refer to Note 2 to the Consolidated Financial Statements for additional details of these charges.

Cumulative Effect of an Accounting Change

As noted above in “Results of Operations,” we adopted SFAS No. 142 on February 3, 2002. The transitional impairment review required by SFAS No. 142 resulted in a $26 million pre-tax non-cash loss to write off the jewelry store division goodwill based on its implied fair value. Impairment primarily resulted from the recent operating performance of the division and review of the division’s projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. We recorded this loss as a cumulative effect of an accounting change, net of a $10 million tax benefit, in the first quarter of 2002.

COMMON STOCK REPURCHASE PROGRAM

In December of 1999, we began a program to repurchase common stock to reduce dilution resulting from our employee stock option plans. This program is solely funded by proceeds from stock option exercises, including the tax benefit of these exercises. On March 1, 2001, our Board authorized the repurchase of an incremental $1 billion of Kroger common stock. During fiscal 2001, we made open market purchases of $343 million under the $1 billion authorization and $209 million under previous Board authorizations. During fiscal 2002, we made open market purchases of approximately $657 million to complete the $1 billion program. Effective December 10, 2002, the Board authorized a new stock repurchase program totaling $500 million. We made open market purchases of $277 million and $63 million under this plan in 2003 and 2002, respectively. As of April 9, 2004, we have repurchased approximately $103 million under this program in fiscal 2004. We also reacquired approximately $24 million, $65 million and $180 million under the stock option program in fiscal 2003, 2002 and 2001, respectively. Purchases of stock under the Board approved repurchase programs are made when the expected return exceeds our cost of capital.

CAPITAL EXPENDITURES

Capital expenditures excluding acquisitions totaled $2.0 billion in 2003 compared to $1.9 billion in 2002 and $1.9 billion in 2001. Most amounts were used to construct new stores. Capital expenditures included $202 million, $192 million and $76 million in 2003, 2002 and 2001, respectively, related to the purchase of assets previously financed under a synthetic lease. The table below shows our supermarket storing activity and our total food store square footage:

Supermarket Storing Activity

	2003	2002	2001
Beginning of year	2,488	2,418	2,354
Opened	44	62	59
Opened (relocation)	14	17	26
Acquired	25	37	34
Acquired (relocation)	5	8	1
Closed (operational)	(25)	(29)	(29)
Closed (relocation)	(19)	(25)	(27)

End of year	2,532	2,488	2,418

Total food store square footage (in millions)	140	136	130

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

We believe that the following accounting policies are the most critical in the preparation of our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Self-Insurance Costs

We primarily are self-insured for costs related to workers’ compensation and general liability claims. The liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through January 31, 2004. Case-reserves are established for reported claims using case-basis evaluation of the underlying claim data and are updated as more information becomes known.

The liabilities for workers’ compensation claims are accounted for on a present value basis. The difference between the discounted and undiscounted workers’ compensation liabilities was $32 million as of January 31, 2004. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. We are insured for covered costs in excess of these per claim limits.

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

Impairments of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores. If impairment is identified for long-lived assets to be held and used, we compare discounted future cash flows to the asset’s current carrying value. We record impairment when the carrying value exceeds the discounted cash flows. With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions. Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.

The factors that most significantly affect the impairment calculation are our estimates of future cash flows. Our cash flow projections project several years into the future and include assumptions on variables such as inflation, the economy and market competition.

We perform impairment reviews at both the division and corporate levels. Generally, for reviews performed by local management, costs to reduce the carrying value of long-lived assets are reflected in the Consolidated Statements of Earnings as “Operating, general and administrative” expense. Cost to reduce the carrying value of long-lived assets that result from corporate-level strategic plans are separately identified in the Consolidated Statements of Earnings as “Asset impairment charges.” Refer to “Other Items” for a description of asset impairment charges recorded during 2003 and 2001.

Goodwill

Goodwill is reviewed for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events. The reviews are performed at the operating division level. Generally, fair value represents a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a division for purposes of identifying potential impairment. If potential for impairment is identified, the fair value of a division is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill. Goodwill impairment is recognized for any excess of the carrying value of the division’s goodwill over the implied fair value. Results of the goodwill impairment reviews performed during 2003 and 2002 are summarized in Note 5 to the Consolidated Financial Statements.

The annual impairment review requires the extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results. Similar to our policy on impairment of long-lived assets, the cash flow projections embedded in our goodwill impairment reviews can be affected by several items such as inflation, the economy and market competition.

Store Closing Costs

We provide for closed store liabilities relating to the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income. We estimate the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed stores. The closed store lease liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years. Adjustments to closed store liabilities primarily relate to changes in subtenant income and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period.

We estimate subtenant income, future cash flows and asset recovery values based on our experience and knowledge of the market in which the closed store is located, our previous efforts to dispose of similar assets and current economic conditions. However, the ultimate cost of the disposition of the leases and related assets is affected by current real estate markets, inflation rates and general economic conditions.

Owned stores held for disposal are reduced to their estimated net realizable value. Costs to reduce the carrying values of property, equipment and leasehold improvements are accounted for in accordance with our policy on impairment of long-lived assets. Inventory write-downs, if any, in connection with store closings, are classified in “Merchandise costs.” Cost to transfer inventory and equipment from closed stores are expensed as incurred.

Benefit Plans

The determination of our obligation and expense for company-sponsored pension plans and other post-retirement benefits is dependent upon our selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in Note 18 to the Consolidated Financial Statements and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other post-retirement obligations and our future expense. Note 18 to the Consolidated Financial Statements discusses the impact of a 1% change in the assumed health care cost trend rate on other post-retirement benefit costs and the related liability.

The discount rate is based primarily on the yield on high-quality fixed income investments as of the measurement date. We lowered the discount rate to 6.25% as of January 31, 2004, from 6.75% as of February 1, 2003. The 50 basis point reduction in the discount rate increased the projected pension benefit obligation as of January 31, 2004, by $110 million. In 2004, we expect that the annual pension expense will increase by $11 million as a result of this change.

To determine the expected return on pension plan assets, we contemplate current and forecasted plan asset allocations as well as historical and forecasted returns on various asset categories. We reduced the pension return assumption to 8.50% for 2003 from 9.50% for 2002. Our pension plan’s average return for the 10 calendar years ended December 31, 2003, was 9.6%, net of all investment management fees and expenses. We believe the reduction in the pension return assumption was appropriate because we do not expect that future returns will achieve the same level of performance as the historical average annual return. We estimate that our 2003 pension expense increased approximately $14 million as a result of the reduction in expected return from 9.50% to 8.50%.

On February 18, 2003, we made a cash contribution of $100 million to our pension plans. We are required to make a cash contribution of $34 million by September 15, 2004, and we intend to contribute an additional $149 million by September 15, 2004. We expect the additional contributions made during 2004 will reduce our minimum required contributions in future years. Among other things, performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.

We also participate in various multi-employer plans for substantially all employees represented by unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based on a fixed amount for each year of service. We contributed $169 million, $153 million and $114 million to these funds in fiscal 2003, 2002 and 2001, respectively. We would have contributed an additional $13 million to these plans in 2003 had there been no labor disputes. Based on the most recent information available to us, we believe these multi-employer plans are underfunded. The decline in the value of assets held in the funds supporting these plans, coupled with the high level of benefits generally provided, has led to the underfunding. As a result, we expect that contributions to these plans will continue to increase and the benefit levels and related issues will continue to create collective bargaining challenges. Two recently completed labor negotiations, including southern California, resulted in a reduction of liabilities (and, therefore, expected contribution increases). These multi-employer funds are managed by trustees, appointed by management of the employers (including Kroger) and labor in equal number, who have fiduciary obligations to act prudently. Thus, while we expect contributions to these funds to continue to increase as they have in recent years, the amount of increase will depend upon the outcome of collective bargaining, actions taken by trustees and the actual return on assets held in these funds. For these reasons, it is not practicable to determine the amount by which our multi-employer pension contributions will increase. Moreover, if we were to exit markets, we may be required to pay a withdrawal liability. Any adjustments for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

Stock Option Plans

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plans. Accordingly, because the exercise price of the option granted equals the market value of the underlying stock on the option grant date, no stock-based compensation expense is included in net earnings, other than expenses related to restricted stock awards. Notes 1 and 13 to the Consolidated Financial Statements describe the effect on net earnings if compensation cost for all options had been determined based on the fair market value at the grant date for awards, consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Inventories

Inventories are stated at the lower of cost (principally on a LIFO basis) or market. In total, approximately 97% of inventories for 2003 and approximately 95% of inventories for 2002 were valued using the LIFO method. Cost for the balance of the inventories was determined using the first-in, first-out (“FIFO”) method. Replacement cost was higher than the carrying amount by $324 million at January 31, 2004, and by $290 million at February 1, 2003. We follow the Link-Chain, Dollar-Value LIFO method for purposes of calculating our LIFO charge or credit.

The item-cost method of accounting is followed for substantially all non-perishable store inventories at our supermarket divisions. This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory and purchasing levels when compared to the methodology followed under the retail method of accounting.

We evaluate inventory shortages throughout the year based on actual physical counts in our facilities. We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the balance sheet date.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2,215 million of cash from operations in 2003 compared to $3,183 million in 2002 and $2,347 million in 2001. Lower earnings, including the effect of labor disputes, contributed to the decrease in cash provided in 2003 when compared to 2002. Conversely, increased earnings contributed to the increase in cash provided in 2002 when compared to 2001.

Changes in our operating assets and liabilities also affect the net amount of cash provided by our operating activities. During 2003, we realized a $260 million increase in operating assets and liabilities compared to a $299 million reduction during 2002 and a $166 million increase during 2001. Fluctuations in our accounts payable balances contributed to the changes in operating assets and liabilities in 2003 and 2002. In 2002, our accounts payable balances increased substantially due to an enterprise systems conversion that enabled our western divisions to improve their accounts payable position. The decrease in our accounts payable balances in 2003 was primarily related to our decision to discontinue the practice of transferring deposits to our concentration account prior to receiving credit for those deposits from other banks. The cost of this activity was minimal in 2002. Expected increases in bank fees made the activity non-economical in 2003. Offsetting the changes in our accounts payable balances, our other current liabilities increased in 2003 as a result of the labor disputes discussed in “Other Items.”

The amount of cash paid for income taxes in 2003 and 2002 was lower than the amount paid in 2001 due, in part, to a tax law benefit that will continue through 2004. Under current tax law, the bonus depreciation provision will expire in December 2004 and we expect the cash benefit will begin to reverse in 2005. This provision reduced our cash taxes by approximately $130 million, $106 million and $22 million in 2003, 2002 and 2001, respectively.

Our 2003 operating cash flow results also reflect a $100 million cash contribution to our company-sponsored pension plan.

Net cash used by investing activities

Cash used by investing activities was $2,026 million in 2003, compared to $1,907 million in 2002 and $1,914 million in 2001. The amount of cash used by investing activities in 2003, 2002 and 2001 was relatively consistent among the years due to similar levels of capital spending, including acquisitions.

Net cash used by financing activities

Financing activities used $201 million of cash in 2003, compared to $1,266 million in 2002 and $433 million in 2001. The decrease in the use of cash in 2003 versus 2002 was due primarily to a reduction in the amount of cash used to reduce our outstanding debt and to a reduction in treasury stock purchases. The decreased use of cash was also due to increases in book overdrafts in 2003 versus 2002 as well as to proceeds received in 2003 from interest rate swap terminations. The increase in the use of cash in 2002 versus 2001 was due to a reduction of our outstanding debt and to an increase in our treasury stock purchases in 2002 versus 2001.

Debt Management

Total debt, including both the current and long-term portions of capital leases, decreased $210 million to $8.4 billion as of year-end 2003 from $8.6 billion as of year-end 2002. Total debt decreased $256 million to $8.6 billion as of year-end 2002 from $8.8 billion as of year-end 2001. The decreases in 2003 and 2002 resulted, in part, from the use of cash flow from operations to reduce outstanding debt. Approximately $65 million of the decrease experienced in 2003 resulted from the consolidation of a financing entity. In prior years, we purchased a portion of the debt issued by a mortgagor of certain of our properties to reduce our effective interest expense. Historically, these purchases were classified as investments on our balance sheet. These purchases totaled $67 million as of year-end 2002 and $68 million as of year-end 2001. During the fourth quarter of 2003, we adopted Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” for this entity and determined that it was required to be consolidated. Consolidation reduced both our investments and total debt by approximately $65 million. Refer to “Recently Issued Accounting Standards” for further details.

Our total debt balances were also affected by our prefunding of employee benefit costs and by the mark-to-market adjustments necessary to record fair value interest rate hedges of our fixed rate debt, pursuant to SFAS No. 133. We had prefunded employee benefit costs of $300 million at year-end 2003 and 2002 and $270 million at year-end 2001. The mark-to-market adjustments increased the carrying value of our debt by $104 million as of year-end 2003 and by $110 million as of year-end 2002. The mark-to-market adjustments reduced the carrying value of our debt by $18 million as of year-end 2001.

Factors Affecting Liquidity

We currently borrow on a daily basis approximately $250 million to $350 million under our A2/F2 rated commercial paper (“CP”) program. These borrowings are backed by our credit facilities, and reduce the amount we can borrow under the credit facilities. We have capacity available under our credit facilities to backstop all CP amounts outstanding. If our credit rating declined below its current level of BBB/BBB/Baa3, the ability to borrow under our current CP program could be adversely affected for a period of time immediately following the reduction of our credit rating. This could require us to borrow additional funds under the credit facilities, under which we believe we have sufficient capacity. Borrowings under the credit facilities may be more costly than the money we borrow under our current CP program, depending on the current interest rate environment. However, in the event of a ratings decline, we do not anticipate that access to the CP markets currently available to us would be significantly limited for an extended period of time (i.e., in excess of 30 days).

Although our ability to borrow under the credit facilities is not affected by our credit rating, the interest cost on borrowings under the credit facilities would be affected by a decrease in our credit rating or a decrease in our Applicable Percentage Ratio. Our credit facilities also require the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”). A failure to maintain our financial covenants would impair our ability to borrow under the credit facilities. These financial covenants and ratios are described below:

•	Our Applicable Percentage Ratio (the ratio of Consolidated EBITDA to Consolidated Total Interest Expense, as defined in the credit facilities) was 5.40 to 1 as of January 31, 2004. If this ratio declined to below 4.75 to 1, the cost of our borrowings under the credit facilities would increase at least 0.25%. The cost of our borrowings under the credit facilities would be similarly impacted by a one-level downgrade in our credit rating.

•	Our Leverage Ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the credit facilities) was 2.58 to 1 as of January 31, 2004. If this ratio exceeded 3.50 to 1, we would be in default of our credit facilities and our ability to borrow under these facilities would be impaired.

•	Our Fixed Charge Coverage Ratio (the ratio of Consolidated EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facilities) was 3.09 to 1 as of January 31, 2004. If this ratio fell below 1.70 to 1, we would be in default of our credit facilities and our ability to borrow under these facilities would be impaired.

Consolidated EBITDA as defined in our credit facilities includes an adjustment for unusual gains and losses. Our credit agreements are more particularly described in Note 8 to the Consolidated Financial Statements. We were in compliance with our financial covenants at year-end 2003.

The tables below illustrate our significant contractual obligations and other commercial commitments as of January 31, 2004 (in millions of dollars):

	2004	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations
Long-term debt	$225	$799	$528	$924	$994	$4,403	$7,873
Capital lease obligations, net of interest	23	24	23	22	22	273	387
Operating lease obligations	784	746	691	644	595	4,201	7,661
Charitable contributions	—	—	15	—	—	—	15
Projected contributions to company-sponsored pension plan	183	—	117	—	—	—	300
Southern California labor disputes	147	—	—	—	—	—	147
Construction commitments	118	—	—	—	—	—	118
Purchase obligations	475	101	32	10	3	4	625

	$1,955	$1,670	$1,406	$1,600	$1,614	$8,881	$17,126

Other Commercial Commitments
Credit facilities (1)	$—	$—	$—	$391	$—	$—	$391
Standby letters of credit	144	99	—	—	—	—	243
Surety bonds	255	—	—	—	—	—	255
Guarantees	7	—	—	—	—	5	12

	$406	$99	$—	$391	$—	$5	$901

(1)	These borrowings also are included in the long-term debt contractual obligation amounts.

We are required to make a cash contribution of $34 million to our company-sponsored pension plan by September 15, 2004, and we intend to contribute an additional $149 million by September 15, 2004. We expect the additional contributions made during 2004 will reduce our minimum required contributions in future years. Amounts shown in the table for 2005 and 2006 assume that we contribute $183 million by September 15, 2004. If we contribute only $34 million by September 15, 2004, our minimum required contributions would be $85 million in 2005 and $130 million in 2006. Among other things, performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions. At this time, it is not reasonably practicable to estimate contribution amounts for 2007 and beyond.

As described in “Other Items,” we expect to make payments of at least $147 million in 2004 related to the settlement of the labor dispute in southern California. Additional amounts will be due for 2004 activity.

Our construction commitments include capital owed to third parties for projects currently under construction. These amounts are reflected in accounts payable in our Consolidated Balance Sheets.

Our purchase obligations include commitments to be utilized in the normal course of business, such as several contracts to purchase raw materials utilized in our manufacturing plants and several contracts to purchase energy to be used in our stores and manufacturing facilities. Our obligations also include management fees for facilities operated by third parties. Any upfront vendor allowances or incentives associated with outstanding purchase commitments are recorded as either current or long-term liabilities in our Consolidated Balance Sheets.

As of January 31, 2004, we had an $812.5 million Five-Year Credit Agreement, a $700 million Five-Year Credit Agreement and a $1,000 million 364-Day Credit Agreement. The $812.5 million five-year facility terminates on May 23, 2006, unless extended or earlier terminated by Kroger. The $700 million five-year facility terminates on May 22, 2007, unless extended or earlier terminated by Kroger. The 364-Day facility terminates on May 20, 2004, unless extended, converted into a one-year term loan, or earlier terminated by Kroger. At January 31, 2004, we also maintained a $75 million money market line. In addition to credit agreement borrowings, borrowings under the money market line and some outstanding letters of credit reduce funds available under our credit agreements. At January 31, 2004, these letters of credit totaled $227 million. We had no borrowings under the money market line at January 31, 2004. The credit agreement borrowings have been classified as long-term borrowings because we expect that these borrowings will be refinanced using the same type of facilities. We have the ability to refinance these borrowings on a long-term basis, and have presented the amounts accordingly. The money market line borrowings allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreements.

At January 31, 2004, we also had a $100 million pharmacy receivable securitization facility that provided capacity incremental to the $2.5 billion described above. Funds received under this $100 million facility do not reduce funds available under the credit facilities. Collection rights to some of our pharmacy accounts receivable balances are sold to initiate the drawing of funds under the facility. As of January 31, 2004, we had no borrowings under this additional $100 million facility.

In addition to the available credit mentioned above, as of January 31, 2004, we had available for issuance $1.5 billion of securities under a shelf registration statement filed with the SEC on June 27, 2002, as amended in a filing made on July 18, 2002, and declared effective on July 23, 2002.

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

Most of our outstanding public debt is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of its subsidiaries. See Note 8 to the Consolidated Financial Statements for a more detailed discussion of those arrangements. In addition, we have guaranteed half of the indebtedness of two real estate joint ventures in which we are a partner with 50% ownership. Our share of the responsibility for this indebtednesss, should the partnerships be unable to meet their obligations, totals approximately $7 million. Based on the covenants underlying this indebtedness as of January 31, 2004, it is unlikely that we will be responsible for repayment of these obligations. We have also guaranteed approximately $5 million of promissory notes of a third real estate partnership. We believe it is reasonably possible that we will be required to fund most of this obligation when the notes mature in 2012.

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

We are also contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. We could be required to satisfy obligations under the leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of our assignments among third parties, and various other remedies available to us, we believe the likelihood that we will be required to assume a material amount of these obligations is remote.

IMPACT OF INFLATION

While we believe that Kroger’s sales results are affected by product cost inflation and deflation, it is difficult to segregate and to measure the effects of inflation and deflation on our retail prices because of changes in the types of merchandise sold year-to-year and other pricing and competitive influences. In 2003, we estimate that Kroger experienced overall product cost inflation of 1.1% compared to product cost deflation of 0.3% in 2002. We recorded a pre-tax LIFO charge of $34 million in 2003 compared to a pre-tax LIFO credit of $50 million in 2002, including a $28 million pre-tax credit recorded as a result of the adoption of EITF 02-16 in the fourth quarter of 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 132, “Employer’s Disclosures about Pensions and Other Postretirement Benefits” was revised by the FASB in December 2003. The revised statement requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as components of the net periodic benefit cost recognized in interim periods. The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payment, which must be disclosed for fiscal years ending after June 15, 2004. Interim period disclosures are generally effective for interim periods beginning after December 15, 2003. We have included the disclosures required by SFAS No. 132 in Note 18 to our Consolidated Financial Statements.

SFAS No. 143, “Asset Retirement Obligations,” was issued by the FASB in August of 2001. This standard addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective for Kroger on February 2, 2003. Adoption of this standard did not have a material effect on our financial statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued by the FASB in April of 2002. SFAS No. 145 became effective for Kroger on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 required us to reclassify the debt extinguishments recorded as extraordinary items in 2002 as interest expense in the respective periods. These debt extinguishments were recorded during the first two quarters of 2002 and totaled $19 million of pre-tax expense. Pre-tax expense totaling $18 million related to premiums paid in connection with the repurchase of $100 million of long-term bonds, and the write-off of the related deferred financing costs, was recorded in 2003.

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued by the FASB in January 2003 and revised in December 2003. FIN 46 provides guidance relating to the identification of, and financial reporting for, variable-interest entities, as defined in the Interpretation. FIN 46 is effective for all variable-interest entities created after January 31, 2003. For any variable-interest entities created prior to February 1, 2003, FIN 46 became effective on February 1, 2004, the beginning of our first quarter of 2004, unless earlier adopted, except for entities designated as special purpose entities for which the effective date was the fourth quarter of 2003. In the fourth quarter of 2003, we adopted FIN 46 for a mortgagor (the “Mortgagor”) of certain of our properties. In prior years, we purchased a portion of the debt issued by the Mortgagor to reduce our effective interest expense. These purchases were classified as investments in our Consolidated Balance Sheets. Consolidation of the Mortgagor reduced both our investments and total debt by approximately $65 million. Consolidation of the Mortgagor had an immaterial effect on our Consolidated Statements of Earnings and Consolidated Statements of Cash Flows. We continue to review our partnerships, joint ventures and other financing arrangements for potential consolidation under this Interpretation. If we are required to consolidate any other entities in the first quarter of 2004, we anticipate that such consolidation will have an immaterial effect on our financial statements.

EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” was issued in November 2003. EITF Issue No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF Issue No. 03-10 became effective for Kroger on February 1, 2004, the beginning of our first quarter of 2004. We believe the adoption of EITF Issue No. 03-10 will have an immaterial effect on our financial statements.

SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” was issued by the FASB in January 2004. SFAS No. 106-1 allows for a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization act of 2003 (“Prescription Drug Act”). The Prescription Drug Act, which was signed into law in December 2003, in addition to creating a federal prescription drug benefit under Medicare (Medicare Part D), provides for a federal subsidy to sponsors of retiree health care benefit plans which provide a benefit that is at least actuarially equivalent to Medicare Part D. The Prescription Drug Act introduces two new programs to Medicare, a subsidy to plan sponsors based on 28% of an individual beneficiary’s annual prescription drug costs between $250 and $5,000 and a option for a retiree to obtain prescription drug benefit under Medicare, that must be taken into consideration when measuring the accumulated postretirement benefit. SFAS No. 106-1 does not provide specific guidance as to whether a sponsor should recognize the effect of the Prescription Drug Act in its financial statements.

We have elected to defer adoption of SFAS No. 106-1 due to a lack of specific guidance. As such, the net postretirement benefit costs disclosed in our Consolidated Financial Statements and Notes to the Consolidated Financial Statements do not reflect the impact on the plans of the Prescription Drug Act. Until further specific guidance is provided, we will continue to defer adoption of SFAS No. 106-1. Authoritative guidance on the accounting for the federal subsidy is pending and, when issued, may require information previously reported in our Consolidated Financial Statements to change. We will continue to investigate the impact of SFAS No. 106-1 initial recognition, measurement and disclosure requirements on our Consolidated Financial Statements. We do not expect adoption of SFAS No. 106-1 will have a material effect on our Consolidated Financial Statements.

OUTLOOK

This discussion and analysis contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected change in net earnings; identical sales growth; expected pension plan contributions; our ability to generate operating cash flow; projected capital expenditures; square footage growth; opportunities to reduce costs; cash flow requirements; and our operating plan for the future; and are indicated by words or phrases such as “comfortable,” “committed,” “expect,” “goal,” “should,” “target,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

•	We obtain sales growth from new square footage, as well as from increased productivity from existing locations. We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, natural food markets, supermarket fuel centers, seafood shops, floral shops, and bakeries. We believe the combination store format will allow us to withstand continued competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. We expect identical food store sales for 2004, excluding fuel, to be stronger than our fourth quarter of 2003 results of 1.3%, excluding stores affected by labor disputes. This assumes the economic and competitive environment will remain unchanged.

•	Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis on self-development and ownership of real estate, and on logistics and technology improvements. The continued capital spending in technology focused on improved store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, should reduce merchandising costs as a percent of sales. Capital spending for fiscal 2003 was $2.1 billion, including acquisitions and the purchase of assets financed under the synthetic lease at February 1, 2003. We intend to use the combination of cash flow from operations and borrowings under credit facilities to finance capital expenditure requirements. If determined preferable, we may fund capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity. We expect capital investment for 2004 to be in the range of $1.8 - $2.0 billion, excluding acquisitions. Total food store square footage is expected to grow 2-3% before acquisitions and operational closings.

•	Based on current operating results, we believe that cash flow from operations and other sources of liquidity, including borrowings under our commercial paper program and bank credit facilities, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

•	We expect that our OG&A results will be affected by increased costs, such as health care benefit costs, pension costs, utility costs and credit card fees, as well as any future labor disputes.

•	We expect earnings in 2004 to be lower than in 2003, excluding the effect of the labor dispute and unusual items. It is not possible for Kroger to provide a more precise earnings estimate for 2004 because of the inherent uncertainties in: the cost of the labor dispute in southern California; the time and investment needed to rebuild our business in the affected areas; and the investment necessary to meet Kroger’s plan to drive sales growth.

•	We plan to continue using one-third of cash flow for debt reduction and two-thirds for stock repurchase or payment of a cash dividend.

•	We have achieved significant cost savings over the past two years. We believe that in 2004 there will be additional opportunities to reduce our operating costs in areas such as administration, labor, shrink, warehousing and transportation. These savings will be invested in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•	In addition to the $100 million contributed during the first quarter of 2003, we expect to make cash contributions to the company-sponsored pension plans in the current and upcoming years. We are required to make a cash contribution of $34 million by September 15, 2004. We intend to contribute an additional $149 million by September 15, 2004. We expect the additional contributions made during 2004 will reduce our contributions in future years. Among other things, performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.

•	In addition to the company-sponsored pension plans, we also participate in various multi-employer pension plans for substantially all employees represented by unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based on a fixed amount for each year of service. We contributed $169 million, $153 million and $114 million to these funds in 2003, 2002 and 2001, respectively. We would have contributed an additional $13 million to these plans in 2003 had there been no labor disputes. Based on the most recent information available to us, we believe these multi-employer plans are underfunded. The decline in the value of assets held in the funds supporting these plans, coupled with the high level of benefits generally provided, has led to the underfunding. As a result, we expect that contributions to these plans will continue to increase and the benefit levels and related issues will continue to create collective bargaining challenges. Two recently completed labor negotiations, including southern California, resulted in a reduction of liabilities (and, therefore, expected contribution increases). These multi-employer funds are managed by trustees, appointed by management of the employers (including Kroger) and labor in equal number, who have fiduciary obligations to act prudently. Thus, while we expect contributions to these funds to continue to increase as they have in recent years, the amount of increase will depend upon the outcome of collective bargaining, actions taken by trustees and the actual return on assets held in these funds. For these reasons, it is not practicable to determine the amount by which our multi-employer pension contributions will increase. Moreover, if we were to exit markets, we may be required to pay a withdrawal liability. Any adjustments for withdrawal liability well be recorded when it is probable that a liability exists and can be reasonably estimated.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•	We currently have contract extensions in Arizona, a portion of Indiana, Houston, Louisville and Food 4 Less in southern California. Those extensions are subject to termination by either party following notice. We are actively pursuing negotiation of new agreements in those areas. We remain hopeful, but cannot be certain, that we can reach satisfactory agreements without work stoppages in those markets. In 2004, we have major contracts expiring in: Seattle; Nashville; Detroit; Denver; Las Vegas, and Cincinnati. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. A prolonged work stoppage affecting a substantial number of stores could have a material effect on our results.

•	Our ability to achieve sales and earnings goals will be affected by: labor disputes, industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors; our response to these actions; the state of the economy, including the inflationary and deflationary trends in certain commodities; stock repurchases and the success of our future growth plans.

•	In addition to the factors identified above, our identical store sales growth could be affected by increases in Kroger private-label sales, the impact of “sister stores,” and reductions in retail pricing. Kroger’s EPS growth goals could be affected by: recessionary trends in the economy; our ability to achieve the cost reductions that we have identified, including those to reduce shrink and OG&A; continued increases in health care, pension and credit card fees; and the success of our capital investments.

•	Our ability to achieve our cost savings goals could be affected by our ability to achieve productivity improvements and shrink reduction; the impact of current or future labor disputes; efficiencies in our distribution centers and those created by our logistics projects; and competitive activity in the marketplace in which we operate.

•	The amount of contributions made to our pension and multi-employer plans will be affected by the performance of investments made by the plans as well as the extent to which trustees of the plans reduce the costs of future service benefits.

•	We have estimated our exposure to the claims and litigation arising in the normal course of business and believe we have made adequate provisions for them. Unexpected outcomes in these matters could result in an adverse effect on our earnings.

•	The proportion of cash flow used to reduce outstanding debt, repurchase common stock, or pay a cash dividend may be affected by the market price of Kroger common stock, the amount of outstanding debt available for pre-payment and changes in borrowing rates.

•	Consolidation in the food industry is likely to continue and the effects on our business, favorable or unfavorable, cannot be foreseen.

•	The results of our future growth plans, including the amount and timing of cost savings expected, could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional retailers; our response actions; the state of the economy, including deflationary trends in certain commodities; recessionary times in the economy, our ability to achieve the cost reductions that we have identified, including those to reduce shrink and operating, general and administrative expense; increase in health care, pension and credit card fees; and the success of our capital investments.

•	Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or remaining terms of leases. Use of the straight-line method of depreciation creates a risk that future asset write-offs or potential impairment charges related to store closings would be larger than if an accelerated method of depreciation was followed.

•	The grocery retailing industry continues to experience fierce competition from other food retailers, supercenters, mass merchandisers club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could adversely affect our sales.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material impact on our financial statements.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate, may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Changes in our product mix may negatively affect certain financial indicators. For example, we have added and will continue to add supermarket fuel centers. Since gasoline generates low profit margins but significant sales, we expect to see our gross profit margins decrease as we sell more gasoline. Although this negatively affects our gross profit margin, gasoline provides a positive effect on operating, general and administrative expense as a percent of sales.

•	Our ability to integrate any companies we acquire or have acquired, and achieve operating improvements at those companies, will affect our operations.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, or if our logistics and technology projects are not completed in the time frame expected or on budget.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, or may decrease the customer demand for certain products. Additionally, increases in the cost of inputs, such as utility costs or raw material costs, could negatively impact financial ratios and net earnings.

•	Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass on these increases to our customers, our gross margin and net earnings will suffer.

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly for 2004.

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

We manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. Our current program relative to interest rate protection contemplates both fixing the rates on variable rate debt and hedging the exposure to changes in the fair value of fixed-rate debt attributable to changes in interest rates. To do this, we use the following guidelines: (i) use average daily bank balance to determine annual debt amounts subject to interest rate exposure, (ii) limit the annual amount of debt subject to interest rate reset and the amount of floating rate debt to a combined total of $2.5 billion or less, (iii) include no leveraged products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status.

As of January 31, 2004, we maintained 10 interest rate swap agreements, with notional amounts totaling approximately $1,825 million, to manage our exposure to changes in the fair value of our fixed rate debt resulting from interest rate movements by effectively converting a portion of our debt from fixed to variable rates. These agreements mature at varying times between March 2005 and March 2008. Variable rates for our agreements are based on U.S. dollar London Interbank Offered Rate (“LIBOR”). The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is recognized over the life of the agreements as an adjustment to interest expense. These agreements are accounted for as fair value hedges.

During 2003, we terminated six interest rate swap agreements that were accounted for as fair value hedges. Approximately $114 million of proceeds received as a result of these terminations were recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt. As of January 31, 2004, the unamortized balances totaled approximately $98. We also initiated 10 new interest rate swap agreements during 2003 that are being accounted for as fair value hedges. As of January 31, 2004, assets totaling $6 million were recorded to reflect the fair value of these new agreements, offset by increases in the fair value of the underlying debt.

As of January 31, 2004, we also maintained one interest rate swap agreement, with a notional amount of $300 million, to manage our exposure to cash flows resulting from potential increases in interest rates by effectively converting a portion of our debt from variable to fixed rates. The agreement, which matured in February 2004, involved the exchange of variable rate payments for fixed rate payments without the exchange of the underlying principal amounts. The variable rate for this agreement was based on U.S. dollar LIBOR. The differential between fixed and variable rates to be paid or received was accrued as interest rates change in accordance with the agreement and recognized over the life of the agreement as an adjustment to interest expense. This agreement was accounted for as a cash flow hedge.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines. In addition, our internal auditors review compliance with these guidelines on at least an annual basis. The guidelines may change as our business needs dictate.

The tables below provide information about our interest rate derivatives and underlying debt portfolio as of January 31, 2004. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, and the average outstanding notional amounts of interest rate derivatives as of January 31, 2004. Interest rates reflect the weighted average for the outstanding instruments. The variable component of each interest rate derivative and the variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of January 31, 2004. The Fair-Value column includes the fair-value of our debt instruments and interest rate derivatives as of January 31, 2004. Refer to Notes 8, 9 and 10 to the Consolidated Financial Statements:

	Expected Year of Maturity
	2004	2005	2006	2007	2008	Thereafter	Total	Fair- Value
	(In millions)
Debt
Fixed rate	$(225)	$(799)	$(520)	$(533)	$(994)	$(4,318)	$(7,389)	$(8,539)
Average interest rate	7.25%	7.21%	7.18%	7.12%	7.07%	7.05%
Variable rate	$—	$—	$(8)	$(391)	$—	$(85)	$(484)	$(484)
Average interest rate	1.63%	2.59%	3.95%	4.53%	3.82%	4.11%

	Average Notional Amounts Outstanding
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(In millions)
Interest Rate Derivatives
Variable to fixed	$300	$—	$—	$—	$—	$—	$300	$—
Average pay rate	3.22%
Average receive rate	1.12%
Fixed to variable	$1,825	$1,133	$951	$750	$60	$—	$1,825	$6
Average pay rate	5.67%	6.65%	7.88%	8.48%	8.94%
Average receive rate	7.45%	7.50%	7.49%	7.45%	7.45%

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

As noted above in “Other Items,” we recorded a pre-tax loss of $81 million in the third quarter of 2001 to accrue liabilities for the estimated fair value of energy contracts that no longer qualified for the normal purchases normal sales exception. We marked the excess contracts to fair value on a quarterly basis through June 2003. During the second quarter of 2003, we reached an agreement through which we ended supply arrangements related to these contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Shareowners and Board of Directors

The Kroger Co.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, changes in shareowners’ equity and cash flows present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 19 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, as of February 2, 2003. As discussed in Note 1 to the consolidated financial statements, the Company changed its application of the LIFO method of accounting for certain store inventories as of February 3, 2002. As discussed in Notes 1 and 5 to the consolidated financial statements, the Company also adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of February 3, 2002, and Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” as of January 1, 2003.

PricewaterhouseCoopers LLP

Cincinnati, Ohio

April 9, 2004

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(In millions)	January 31, 2004	February 1, 2003
ASSETS
Current assets
Cash and temporary cash investments	$159	$171
Receivables	674	677
Receivables - Taxes	66	—
FIFO Inventory	4,493	4,465
LIFO Credit	(324)	(290)
Prefunded employee benefits	300	300
Prepaid and other current assets	251	243

Total current assets	5,619	5,566
Property, plant and equipment, net	11,178	10,548
Goodwill, net	3,134	3,575
Fair value interest rate hedges (Note 10)	6	110
Other assets	247	303

Total Assets	$20,184	$20,102

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases	$248	$352
Accounts payable	3,058	3,269
Accrued salaries and wages	547	571
Deferred income taxes	138	39
Other current liabilities	1,595	1,377

Total current liabilities	5,586	5,608
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	8,012	8,112
Adjustment to reflect fair value interest rate hedges (Note 10)	104	110

Long-term debt including obligations under capital leases	8,116	8,222
Deferred income taxes	990	709
Other long-term liabilities	1,481	1,713

Total Liabilities	16,173	16,252

Commitments and Contingencies (Note 14)
SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 913 shares issued in 2003 and 908 shares issued in 2002	913	908
Additional paid-in capital	2,382	2,317
Accumulated other comprehensive loss	(124)	(206)
Accumulated earnings	3,667	3,352
Common stock in treasury, at cost, 170 shares in 2003 and 150 shares in 2002	(2,827)	(2,521)

Total Shareowners’ Equity	4,011	3,850

Total Liabilities and Shareowners’ Equity	$20,184	$20,102

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended January 31, 2004, February 1, 2003 and February 2, 2002

(In millions, except per share amounts)	2003 (52 weeks)	2002 (52 weeks)	2001 (52 weeks)
Sales	$53,791	$51,760	$50,098
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	39,637	37,810	36,398
Operating, general and administrative	10,354	9,618	9,483
Rent	653	656	650
Depreciation and amortization	1,209	1,087	973
Goodwill amortization	—	—	103
Goodwill impairment charge	444	—	—
Asset impairment charges	120	—	91
Restructuring charges	—	15	37
Merger-related costs	—	1	4

Operating Profit	1,374	2,573	2,359
Interest expense	604	619	648

Earnings before income tax expense and cumulative effect of accounting change	770	1,954	1,711
Income tax expense	455	733	668

Earnings before cumulative effect of accounting change	315	1,221	1,043
Cumulative effect of an accounting change, net of income tax benefit of $10 in 2002	—	(16)	—

Net earnings	$315	$1,205	$1,043

Earnings per basic common share:
Earnings before cumulative effect of accounting change	$0.42	$1.57	$1.30
Cumulative effect of an accounting change, net of income tax benefit	—	(0.02)	—

Net earnings	$0.42	$1.55	$1.30

Average number of common shares used in basic calculation	747	779	804
Earnings per diluted common share:
Earnings before cumulative effect of accounting change	$0.42	$1.54	$1.26
Cumulative effect of an accounting change, net of income tax benefit	—	(0.02)	—

Net earnings	$0.42	$1.52	$1.26

Average number of common shares used in diluted calculation	754	791	825

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 31, 2004, February 1, 2003 and February 2, 2002

(In millions)	2003 (52 weeks)	2002 (52 weeks)	2001 (52 weeks)
Cash Flows From Operating Activities:
Net earnings	$315	$1,205	$1,043
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of an accounting change, net of income tax benefit of $10 in 2002	—	16	—
Depreciation and amortization	1,209	1,087	973
Goodwill amortization	—	—	103
LIFO charge (credit)	34	(50)	23
Merger-related costs	—	1	4
Goodwill impairment charge	444	—	—
Asset impairment charges	120	—	91
Item-cost conversion	—	91	—
EITF 02-16 adoption	—	28	—
Deferred income taxes	331	468	258
Other	22	38	18
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Inventories	(20)	(62)	(121)
Receivables	3	2	22
Prepaid expenses	5	(34)	(77)
Accounts payable	(318)	359	(34)
Accrued expenses	224	(4)	10
Income taxes receivable (payable)	(62)	(11)	2
Contribution to company sponsored pension plans	(100)	—	—
Other	8	49	32

Net cash provided by operating activities	2,215	3,183	2,347

Cash Flows From Investing Activities:
Capital expenditures, excluding acquisitions	(2,000)	(1,891)	(1,913)
Proceeds from sale of assets	68	90	70
Payments for acquisitions, net of cash acquired	(87)	(126)	(103)
Other	(7)	20	32

Net cash used by investing activities	(2,026)	(1,907)	(1,914)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	347	1,353	1,368
Reductions in long-term debt	(487)	(1,757)	(1,137)
Debt prepayment costs	(17)	(14)	—
Financing charges incurred	(3)	(16)	(18)
Proceeds from issuance of capital stock	39	41	72
Treasury stock purchases	(301)	(785)	(732)
Cash received from interest rate swap terminations	114	—	—
Increase (decrease) in book overdrafts	107	(88)	14

Net cash used by financing activities	(201)	(1,266)	(433)
Net increase (decrease) in cash and temporary cash investments	(12)	10	—
Cash and temporary cash investments:
Beginning of year	171	161	161

End of year	$159	$171	$161

Disclosure of cash flow information:
Cash paid during the year for interest	$589	$585	$651
Cash paid during the year for income taxes	$139	$268	$403
Non-cash changes related to purchase acquisitions:
Fair value of inventory acquired	$8	$4	$15
Fair value of other assets acquired	$71	$120	$51
Goodwill recorded	$9	$9	$72
Liabilities assumed	$(1)	$(7)	$(35)

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY

Years Ended January 31, 2004, February 1, 2003 and February 2, 2002

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Earnings	Total
(In millions)	Shares	Amount		Shares	Amount
Balances at February 3, 2001	891	$891	$2,092	76	$(998)	$—	$1,104	$3,089
Issuance of common stock:
Stock options and warrants exercised	9	9	63	—	—	—	—	72
Restricted stock issued	1	1	10	—	—	—	—	11
Treasury stock purchases, at cost	—	—	—	30	(732)	—	—	(732)
Tax benefits from exercise of stock options and warrants	—	—	52	—	—	—	—	52
Other comprehensive loss, net of income tax of $20	—	—	—	—	—	(33)	—	(33)
Net earnings	—	—	—	—	—	—	1,043	1,043

Balances at February 2, 2002	901	901	2,217	106	(1,730)	(33)	2,147	3,502
Issuance of common stock:
Stock options and warrants exercised	6	6	35	—	—	—	—	41
Restricted stock issued	1	1	15	—	—	—	—	16
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	43	(785)	—	—	(785)
Stock options and restricted stock exchanged	—	—	—	1	(6)			(6)
Tax benefits from exercise of stock options and warrants	—	—	50	—	—	—	—	50
Other comprehensive loss, net of income tax of $102	—	—	—	—	—	(173)	—	(173)
Net earnings	—	—	—	—	—	—	1,205	1,205

Balances at February 1, 2003	908	908	2,317	150	(2,521)	(206)	3,352	3,850
Issuance of common stock:
Stock options and warrants exercised	4	4	35	—	—	—	—	39
Restricted stock issued	1	1	9	—	—	—	—	10
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	19	(301)	—	—	(301)
Stock options and restricted stock exchanged	—	—	—	1	(5)	—	—	(5)
Tax benefits from exercise of stock options and warrants	—	—	21	—	—	—	—	21
Other comprehensive gain, net of income tax of $(49)	—	—	—	—	—	82	—	82
Net earnings	—	—	—	—	—	—	315	315

Balances at January 31, 2004	913	$913	$2,382	170	$(2,827)	$(124)	$3,667	$4,011

Comprehensive income:

	2003	2002	2001
Net earnings	$315	$1,205	$1,043
Cumulative effect of adoption of SFAS No. 133, net of income tax of $3 in 2001	—	—	(6)
Reclassification adjustment for losses included in net earnings, net of income tax of $(14) in 2003 and $(11) in 2002	23	18	—
Unrealized gain (loss) on hedging activities, net of income tax of $(2) in 2003, $6 in 2002 and $17 in 2001	3	(11)	(27)
Additional minimum pension liability adjustment, net of income tax of $(33) in 2003 and $107 in 2002	56	(180)	—

Comprehensive income	$397	$1,032	$1,010

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

The following is a summary of the significant accounting policies followed in preparing these financial statements:

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902. As of January 31, 2004, the Company was one of the largest grocery retailers in the United States based on annual sales. The Company also manufactures and processes food for sale by its supermarkets. The Company employs approximately 290,000 full and part-time employees. The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31. The last three fiscal years consist of the 52-week period ended January 31, 2004, the 52-week period ended February 1, 2003, and the 52-week period ended February 2, 2002.

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

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market. In total, approximately 97% of inventories for 2003 and approximately 95% of inventories for 2002 were valued using the LIFO method. Cost for the balance of the inventories was determined using the first-in, first-out (“FIFO”) method. Replacement cost was higher than the carrying amount by $324 at January 31, 2004 and $290 at February 1, 2003. The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

The item-cost method of accounting is followed for substantially all non-perishable store inventories at the Company’s supermarket divisions. This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting.

During the fourth quarter of 2002, the Company adopted the item-cost method of accounting for the former Fred Meyer divisions. The cumulative effect of this change on periods prior to February 3, 2002, cannot be determined. The effect of the change on the February 3, 2002 inventory valuation, which includes other immaterial modifications in inventory valuation methods, was included in results for the quarter ended May 25, 2002. This change increased merchandise costs by $91 and reduced net earnings by $57. The Company did not calculate the pro forma effect on prior periods because the Company was unable to determine cost information for these periods. The item-cost method did not have a material effect on earnings subsequent to its adoption on February 3, 2002.

The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the balance sheet date.

Property, Plant and Equipment

Generally, property, plant and equipment are stated at cost. Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or remaining terms of leases. Buildings and land improvements are depreciated based on lives varying from 10 to 40 years. Some store equipment acquired as a result of the Fred Meyer merger was assigned a 15-year life. The life of this equipment was not changed. All new purchases of store equipment are assigned lives varying from three to nine years. Manufacturing plant and distribution center equipment is depreciated over lives varying from three to 15 years. Leasehold improvements are amortized over the lives of the leases to which they relate, which vary from four to 25 years. Depreciation expense was $1,209 in 2003, $1,087 in 2002, and $973 in 2001.

Interest costs on significant projects constructed for the Company’s own use are capitalized as part of the costs of the newly constructed facilities. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in earnings.

Goodwill

During 2001, goodwill was amortized on a straight-line basis over 40 years. Goodwill amortization expense totaled $103 in 2001. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on February 3, 2002. Accordingly, goodwill was not amortized during 2002 and 2003. Instead, goodwill was reviewed for impairment during the first and fourth quarters of 2002, and also during the fourth quarter of 2003. Results of these impairment reviews are summarized in Note 5.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores. If impairment is identified for long-lived assets to be held and used, discounted future cash flows are compared to the asset’s current carrying value. Impairment is recorded when the carrying value exceeds the discounted cash flows. With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions. Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.

The Company performs impairment reviews at both the division and corporate levels. Generally, for reviews performed by local divisional management, costs to reduce the carrying value of long-lived assets are reflected in the Consolidated Statements of Earnings as “Operating, general and administrative” expense. Cost to reduce the carrying value of long-lived assets that result from corporate–level strategic plans are separately identified in the Consolidated Statements of Earnings as “Asset impairment charges.” Refer to Note 3 for a description of asset impairment charges recorded during 2003 and 2001.

Store Closing Costs

All closed store liabilities related to exit or disposal activities initiated after December 31, 2002, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company provides for closed store liabilities relating to the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The Company estimates the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed stores. The closed store lease liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years. Adjustments to closed store liabilities primarily relate to changes in subtenant income and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period.

Owned stores held for disposal are reduced to their estimated net realizable value. Costs to reduce the carrying values of property, equipment and leasehold improvements are accounted for in accordance with our policy on impairment of long-lived assets. Inventory write-downs, if any, in connection with store closings, are classified in “Merchandise costs.” Costs to transfer inventory and equipment from closed stores are expensed as incurred.

Interest Rate Risk Management

The Company uses derivative instruments primarily to manage its exposure to changes in interest rates. The Company’s current program relative to interest rate protection and the methods by which the Company accounts for its derivative instruments are described in Note 9.

Commodity Price Protection

The Company enters into purchase commitments for various resources, including raw materials utilized in its manufacturing facilities and energy to be used in its stores, manufacturing facilities and administrative offices. The Company enters into commitments expecting to take delivery of and to utilize those resources in the conduct of the normal course of business. The Company’s current program relative to commodity price protection and the methods by which the Company accounts for its purchase commitments are described in Note 9.

Benefit Plans

The determination of the obligation and expense for company-sponsored pension plans and other post-retirement benefits is dependent on the selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in Note 18 and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs. In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company also participates in various multi-employer plans for substantially all union employees. Pension expense for these plans is recognized as contributions are funded. Refer to Note 18 for additional details of these plans.

Stock Option Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of the grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company also makes restricted stock awards. Compensation expense included in net earnings for restricted stock awards totaled approximately $8, $6 and $8 after-tax, in 2003, 2002 and 2001, respectively. The Company’s stock option plans are more fully described in Note 13.

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share if compensation cost for all options had been determined based on the fair market value recognition provision of SFAS No. 123:

	2003	2002	2001
Net earnings, as reported	$315	$1,205	$1,043
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	8	6	8
Subtract: Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefits (1)	(48)	(47)	(47)

Pro forma net earnings	$275	$1,164	$1,004

Earnings per basic common share, as reported	$0.42	$1.55	$1.30
Pro forma earnings per basic common share	$0.37	$1.49	$1.25
Earnings per diluted common share, as reported	$0.42	$1.52	$1.26
Pro forma earnings per diluted common share	$0.36	$1.47	$1.22

(1)	Refer to Note 13 for a summary of the assumptions used for options issued in each year at an option price equal to the fair market value of the stock at the date of the grant.

Deferred Income Taxes

Deferred income taxes are recorded to reflect the tax consequences of differences between the tax bases of assets and liabilities and their financial reporting bases. Refer to Note 7 for the types of differences that give rise to significant portions of deferred income tax assets and liabilities. Deferred income taxes are classified as a net current or noncurrent asset or liability based on the classification of the related asset or liability for financial reporting purposes. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date. A valuation allowance is recorded for any deferred tax assets considered not likely to be realized.

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

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale of the Company’s products. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold.

Merchandise Costs

In addition to the product costs, net of discounts and allowances; advertising costs (see separate discussion below); inbound freight charges; warehousing costs, including receiving and inspection costs; transportation costs; and manufacturing production and operational costs are included in the “Merchandise costs” line item of the Consolidated Statements of Earnings. Warehousing, transportation and manufacturing management salaries are also included in the “Merchandise costs” line item, however, purchasing management salaries and administration costs are included in the “Operating, general, and administrative” line item along with most of the Company’s other managerial and administrative costs. Rent expense and depreciation expense are shown separately in the Consolidated Statements of Earnings.

Warehousing and transportation costs include distribution center direct wages, repairs and maintenance, utilities, inbound freight and, where applicable, third party warehouse management fees, as well as transportation direct wages and repairs and maintenance. These costs are recognized in the periods the related expenses are incurred.

Whenever possible, vendor rebates, credits and promotional allowances that relate to the Company’s buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs when the related merchandise is sold, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting By A Customer (Including A Reseller) For Certain Consideration Received From A Vendor.”

The Company adopted Issue No. 02-16 during the fourth quarter of 2002. As noted above, it is sometimes not practicable to apply allowances to the item cost of inventory. Historically, the Company had recognized those allowances as they were earned, based on the fulfillment of the related obligations of the contract. This accounting treatment was consistent with GAAP. For all contracts entered into or modified after January 1, 2003, the Company has recognized prospectively, and will continue to recognize, vendor allowances when the related merchandise is sold. Net earnings in 2002 were not affected by the adoption of Issue No. 02-16. Adoption of the Issue resulted in a $28 pre-tax charge that was included in merchandise costs in 2002. This expense was offset by a corresponding $28 pre-tax LIFO credit that also was included in merchandise costs in 2002.

The Company believes the classification of costs included in merchandise costs could vary widely throughout the industry. The Company’s approach is to include in the “Merchandise costs” line item the direct, net costs of acquiring products and making them available to customers in its stores. The Company believes this approach most accurately presents the actual costs of products sold, and is consistent with recently issued accounting standards on the topic.

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Earnings. The Company’s pre-tax advertising costs, excluding vendor allowances for co-operative advertising, totaled $527 in 2003, $510 in 2002 and $570 in 2001.

In accordance with EITF Issue No. 02-16, for all contracts entered or modified after January 1, 2003, the Company has recognized prospectively, and will continue to recognize, vendor allowances, including allowances received for co-operative advertising, when the related merchandise is sold.

Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments. Book overdrafts, which are included in accounts payable, represent disbursements that are funded as the item is presented for payment. Book overdrafts totaled $587 and $480 as of January 31, 2004, and February 1, 2003, respectively.

Segments

The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores in the Midwest, South and West. The Company’s retail operations, which represent approximately 99% of consolidated sales, are its only reportable segment. All of the Company’s operations are domestic.

2.	MERGER-RELATED COSTS

The Company is continuing the process of implementing its integration plan related to recent mergers. There were no merger-related costs incurred in 2003. Pre-tax, merger-related costs totaled $1 and $4 in 2002 and 2001, respectively. All of the costs in 2002 and 2001 resulted from the issuance of restricted stock and the related market value adjustments. Restrictions on these stock awards lapsed in 2002 based on the achievement of synergy goals established in connection with the Fred Meyer merger. All synergy-based awards were earned provided that recipients were still employed on the stated restriction lapsing date.

The following table shows the changes in accruals related to business combinations:

	Facility Closure Costs	Employee Severance	Incentive Awards and Contributions
Balance at February 3, 2001	$113	$18	$35
Additions	—	—	4
Payments	(19)	(3)	(9)

Balance at February 2, 2002	94	15	30
Additions	—	—	1
Payments	(20)	(9)	(11)

Balance at February 1, 2003	74	6	20
Additions	—	—	—
Adjustment	—	—	(5)
Payments	(10)	(6)	—

Balance at January 31, 2004	$64	$—	$15

The $64 liability for facility closure costs primarily represents the present value of lease obligations remaining through 2019 for locations closed in California prior to the Fred Meyer merger. The $15 liability relates to a charitable contribution required as a result of the Fred Meyer merger. The Company is required to make this contribution by May 2006.

3.	ASSET IMPAIRMENT CHARGES AND RELATED ITEMS

In accordance with its policy on impairment of long-lived assets, the Company identified impairment losses for both assets to be disposed of and assets to be held and used during 2003 and 2001. These losses, which are reflected in Consolidated Statements of Earnings as “Asset impairment charges,” totaled $120 and $91, pre-tax, in 2003 and 2001, respectively. In both years, the impairment reviews were conducted as a consequence of a corporate-level strategic plan that coordinated the closings of several locations over a relatively short period of time. The 2001 charge related to investments by acquired companies in stores opened shortly after the Fred Meyer merger that did not perform as expected during 2000 and 2001. Based on those results and forecasts for 2002 and beyond, the Company performed an impairment review in the third quarter of 2001 that resulted in a pre-tax charge of $91. The 2003 charge related to locations whose operating performance deteriorated subsequent to the 2001 review. During the fourth quarter of 2003, the Company authorized closure of several stores throughout the country based on results for 2002 and 2003, as well as updated projections for 2004 and beyond. This event triggered an impairment review of stores slated for closure as well as several other under-performing locations in the fourth quarter of 2003. The review resulted in a pre-tax charge totaling $120. These charges are more fully described below. No corporate-level asset impairment charges were recorded in 2002.

Assets to be Disposed of

The impairment charges for assets to be disposed of related primarily to the carrying values of land, buildings, equipment and leasehold improvements for stores that have closed or have been approved for closure. The impairment charges were determined by estimating the fair values of the locations, less costs of disposal. Fair values were based on third party offers to purchase the assets, or market value for comparable properties, if available. As a result, pre-tax impairment charges related to assets to be disposed of were recognized, reducing the carrying value of fixed assets by $54 in 2003 and $37 in 2001.

Assets to be Held and Used

The impairment charges for assets to be held and used related primarily to the carrying values of land, buildings, equipment and leasehold improvements for stores that will continue to be operated by the Company. Updated projections, based on revised operating plans, were used, on a gross basis, to determine whether the assets were impaired. Then, discounted cash flows were used to estimate the fair value of the assets for purposes of measuring the impairment charge. As a result, impairment charges related to assets to be held and used were recognized, reducing the carrying value of fixed assets by $66 in 2003 and $54 in 2001.

Related Items: Lease Liabilities – Store Closing Plans

In connection with the 2001 asset impairment review described above, the Company recorded pre-tax operating, general and administrative expenses of $20 in 2001 for the present value of lease liabilities for stores identified for closure. In 2000, the Company also recorded pre-tax expenses $67 for the present value of lease liabilities for similar store closings. The 2000 liabilities pertained primarily to stores acquired in the Fred Meyer merger, or to stores operated prior to the merger that were in close proximity to stores acquired in the merger, that were identified as under-performing stores. In both years, liabilities were recorded for the planned closings of the stores.

Due to operational changes, performance improved at five stores that had not yet closed. As a result of this improved performance, in the first quarter of 2003 the Company modified its original plans and determined that these five locations will remain open. Additionally, closing and exit costs at other locations included in the original plans were less costly than anticipated. In total, in the first quarter of 2003, the Company recorded pre-tax income of $10 to adjust these liabilities to reflect the outstanding lease commitments through 2020 at the locations remaining under the plans. The following table summarizes the changes in the balances of the liabilities:

Balances at January 29, 2000	$—
Lease liabilities recorded	67
Payments	(10)

Balances at February 3, 2001	57
Lease liabilities recorded	20
Payments	(13)

Balances at February 2, 2002	64
Payments	(4)

Balances at February 1, 2003	60
Lease liabilities reversed	(10)
Payments, including $12 related to the synthetic lease buyout	(18)

Balances at January 31, 2004	$32

No charges were recorded in 2003 for the present value of lease liabilities for stores considered in the 2003 asset impairment review. In accordance with SFAS No. 146, which is effective for all exit and disposal activities initiated after December 31, 2002, such liabilities will be recorded when these locations are closed. Most of the locations are expected to close during 2004. As a result, the Company expects to record pre-tax charges totaling approximately $25 to $32 during 2004.

Sales at Stores Approved for Closure

Sales at the stores remaining under the 2001 and 2000 closing plans totaled $65, $92 and $150 in 2003, 2002 and 2001, respectively. With respect to the 2003 plan, sales at stores that have closed or have been approved for closure totaled $433, $437 and $435 in 2003, 2002 and 2001, respectively. Net operating income or loss for these stores cannot be determined on a separately identifiable basis in accordance with GAAP.

4.	RESTRUCTURING CHARGES

On December 11, 2001, the Company outlined the Strategic Growth Plan (“Plan”) to support additional investment in its core business to increase sales and market share. The Plan had three key elements: reduction of operating, general and administrative expenses, increased coordination of merchandising and procurement activities, and targeted retail price reductions. In the fourth quarter of 2001, the Company recorded a pre-tax restructuring charge of $37 primarily for severance agreements associated with the Plan. Restructuring charges related to the Plan totaled $15, pre-tax, in 2002. The majority of the 2002 expenses related to severance agreements, distribution center consolidation and conversion costs. No restructuring charges related to the Plan were incurred in 2003.

The following table summarizes the changes in the balances of the liabilities associated with the Plan:

Severance & Other Costs
Balance at February 2, 2002	$37
Additions	15
Payments	(44)

Balance at February 1, 2003	$8
Additions	—
Payments	(3)

Balance at January 31, 2004	$5

All severance agreements associated with these liabilities have been paid. The remaining $5 of liabilities represent long-term obligations, including lease commitments through 2009 related to the consolidation of the Company’s Nashville division office.

5.	GOODWILL, NET

As described in Note 1, the Company adopted SFAS No. 142 on February 3, 2002. The transitional impairment review required by SFAS No. 142 resulted in a $26 pre-tax non-cash loss to write off the jewelry store division goodwill based on its implied fair value. Impairment primarily resulted from the recent operating performance of the division and review of the division’s projected future cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. This loss was recorded as a cumulative effect of an accounting change, net of a $10 tax benefit, in the first quarter of 2002. No impairment resulted from the Company’s annual evaluation of goodwill performed during the fourth quarter of 2002.

The annual evaluation performed during the fourth quarter of 2003 resulted in a $444 non-cash impairment charge related to the goodwill at the Company’s Smith’s division. This impairment charge, which is non-deductible for income tax purposes, adjusted the carrying value of the division’s goodwill to its implied fair value. In 2003, the Smith’s division experienced a substantial decline in operating performance when compared to prior year results and budgeted 2003 results. Additionally, the Company has forecasted a further decline in the future operating performance of this division. The decline in expected performance reflects both investments in capital and targeted retail price reductions intended to maintain and grow market share and provide acceptable long-term return on capital. No impairment was indicated during this review for goodwill at other Company divisions.

The following table summarizes the changes in the Company’s net goodwill balance during 2003 and 2002:

Balance at February 2, 2002	$3,594
Cumulative effect of an accounting change	(26)
Goodwill recorded	9
Reclassifications	(2)

Balance at February 1, 2003	$3,575
Goodwill impairment charge	(444)
Goodwill recorded	9
Purchase accounting adjustments in accordance with SFAS No. 141	(6)

Balance at January 31, 2004	$3,134

The following table adjusts net earnings, net earnings per basic common share and net earnings per diluted common share for the adoption of SFAS No. 142. This reflects the elimination of goodwill amortization, and its tax effect, in 2001, and the elimination of the cumulative effect of the accounting change, and its tax effect, in 2002.

	2003	2002	2001
Reported net earnings	$315	$1,205	$1,043
Add back:
Goodwill amortization (1)	—	—	91
Cumulative effect of accounting change (1)	—	16	—

Adjusted net earnings	315	1,221	1,134
Earnings per basic common share:
Reported net earnings	$0.42	$1.55	$1.30
Add back:
Goodwill amortization (1)	—	—	0.11
Cumulative effect of accounting change (1)	—	0.02	—

Adjusted net earnings	0.42	1.57	1.41
Earnings per diluted common share:
Reported net earnings	$0.42	$1.52	$1.26
Add back:
Goodwill amortization (1)	—	—	0.11
Cumulative effect of accounting change (1)	—	0.02	—

Adjusted net earnings	0.42	1.54	1.37

(1)	Amounts are net of income tax benefits

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2003	2002
Land	$1,519	$1,357
Buildings and land improvements	4,435	3,947
Equipment	7,745	7,583
Leasehold improvements	3,555	3,176
Construction-in-progress	636	802
Leased property under capital leases	535	564

	18,425	17,429
Accumulated depreciation and amortization	(7,247)	(6,881)

Total	$11,178	$10,548

Accumulated depreciation for leased property under capital leases was $246 at January 31, 2004 and $248 at February 1, 2003.

Approximately $1,180 and $1,235, original cost, of Property, Plant and Equipment collateralized certain mortgages at January 31, 2004 and February 1, 2003, respectively.

7.	TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2003	2002	2001
Federal
Current	$177	$293	$414
Deferred	239	361	188

	416	654	602
State and local	39	79	66

	455	733	668
Tax benefit from cumulative effect of an accounting change	—	(10)	—

	$455	$723	$668

A reconciliation of the statutory federal rate and the effective rate follows:

	2003	2002	2001
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.3%	2.6%	2.5%
Non-deductible goodwill	20.2%	0.0%	1.7%
Other changes, net	0.6%	(0.1)%	(0.1)%

	59.1%	37.5%	39.1%

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2003	2002
Current deferred tax assets:
Net operating loss carryforwards	$19	$20
Other	—	78

Total current deferred tax assets	19	98
Current deferred tax liabilities:
Compensation related costs	(4)	(39)
Insurance related costs	(13)	(18)
Inventory related costs	(127)	(80)
Other	(13)	—

Total current deferred tax liabilities	(157)	(137)

Current deferred taxes	$(138)	$(39)

Long-term deferred tax assets:
Compensation related costs	$264	$272
Insurance related costs	43	26
Lease accounting	30	45
Closed store reserves	91	41
Net operating loss carryforwards	98	112
Other	68	4

	594	500
Valuation allowance	(150)	(150)

Long-term deferred tax assets, net	444	350
Long-term deferred tax liabilities:
Depreciation	(1,243)	(895)
Deferred income	(191)	(164)

Total long-term deferred tax liabilities	(1,434)	(1,059)

Long-term deferred taxes	$(990)	$(709)

At January 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of $310 that expire from 2010 through 2018. In addition, the Company had net operating loss carryforwards for state income tax purposes of $474 that expire from 2009 through 2023. The utilization of certain of the Company’s net operating loss carryforwards may be limited in a given year.

The Company’s valuation allowance pertains to a Ralphs Grocery Co., pre-acquisition federal tax controversy. Any tax benefits subsequently recognized would be applied to reduce goodwill. Conversely, any additional tax resulting from the controversy and interest incurred up to the date of acquisition would increase goodwill. The cash flow impact of an adverse decision would be approximately $184 as of January 31, 2004.

At January 31, 2004, the Company had state Alternative Minimum Tax Credit carryforwards of $5. In addition, the Company had other state credits of $21, which expire from 2004 through 2013. The utilization of certain of the Company’s credits may be limited in a given year.

The amounts of cash paid for income taxes in 2003, 2002 and 2001 were reduced by approximately $130, $106 and $22 respectively, as a result of federal bonus depreciation. This provision is scheduled to expire in December 2004 and the Company expects the related cash benefit will begin to reverse in 2005.

8.	DEBT OBLIGATIONS

Long-term debt consists of:

	2003	2002
Credit Agreements	$391	$51
5.50% to 9.20% Senior Notes and Debentures due through 2029	6,842	7,224
4.01% to 12.00% mortgages due in varying amounts through 2017	481	504
Other	159	275

Total debt	7,873	8,054
Less current portion	(225)	(329)

Total long-term debt	$7,648	$7,725

As of January 31, 2004, the Company had an $812.5 Five-Year Credit Agreement, a $700 Five-Year Credit Agreement and a $1,000 364-Day Credit Agreement. The $812.5 five-year facility terminates on May 23, 2006, unless extended or earlier terminated by the Company. The $700 five-year facility terminates on May 22, 2007, unless extended or earlier terminated by the Company. The 364-Day facility terminates on May 20, 2004, unless extended, converted into a one-year term loan, or earlier terminated by the Company. Borrowings under these credit agreements bear interest at the option of the Company at a rate equal to either (i) the highest, from time to time of (A) the base rate of Citibank, N.A., (B) ½% over a moving average of secondary market morning offering rates for three-month certificates of deposit adjusted for reserve requirements, and (C) ½% over the federal funds rate or (ii) an adjusted Eurodollar rate based upon the London Interbank Offered Rate (“Eurodollar Rate”) plus an Applicable Margin. In addition, the Company pays a Facility Fee in connection with these credit agreements. Both the Applicable Margin and the Facility Fee vary based upon the Company’s achievement of a financial ratio or credit rating. At January 31, 2004, the Applicable Margin for the 364-Day facility was .525% and for the five-year facilities was .500%. The Facility Fee for the 364-Day facility was .100% and for the five-year facilities was .125%. The credit agreements contain covenants, which, among other things, require the maintenance of certain financial ratios, including fixed charge coverage and leverage ratios. The Company may prepay the credit agreements in whole or in parts, at any time, without a prepayment penalty. The weighted average interest rate on the amounts outstanding under the credit agreements was 1.13% and 1.81% at January 31, 2004 and February 1, 2003, respectively.

At January 31, 2004, the Company also maintained a $75 money market line. In addition to credit agreement borrowings, borrowings under the money market line and some outstanding letters of credit reduce funds available under the Company’s credit agreements. At January 31, 2004, these letters of credit totaled $227. The Company had no borrowings under the money market line at January 31, 2004. The Company’s credit agreement borrowings have been classified as long-term borrowings because the Company expects that these borrowings will be refinanced using the same type of securities. The Company has the ability to refinance these borrowings on a long-term basis, and has presented the amounts accordingly. The money market line borrowings allow the Company to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the Company’s credit agreements.

At January 31, 2004, the Company also had a $100 pharmacy receivable securitization facility that provided capacity incremental to the $2,512.5 described above. Funds received under this $100 facility do not reduce funds available under the Credit Facilities. Collection rights to some of the Company’s pharmacy accounts receivable balances are sold to initiate the drawing of funds under the facility. As of January 31, 2004, the Company had no borrowings under this additional $100 facility.

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

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2003, for the years subsequent to 2003 are:

2004	$225
2005	$799
2006	$528
2007	$924
2008	$994
Thereafter	$4,403

Total long-term debt	$7,873

9.	FINANCIAL INSTRUMENTS

Interest Rate Risk Management

The Company historically has used derivatives to manage its exposure to changes in interest rates. The interest differential to be paid or received is accrued as interest expense. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. In accordance with this standard, the Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings. Changes in the fair value of derivative instruments designated as fair value hedges, along with corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current period earnings.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of the hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

The Company’s current program relative to interest rate protection contemplates both fixing the rates on variable rate debt and hedging the exposure to changes in the fair value of fixed-rate debt attributable to changes in interest rates. To do this, the Company uses the following guidelines: (i) use average daily bank balance to determine annual debt amounts subject to interest rate exposure, (ii) limit the annual amount of debt subject to interest rate reset and the amount of floating rate debt to a combined total of $2.5 billion or less, (iii) include no leverage products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status.

Annually, the Company reviews with the Financial Policy Committee of the Board of Directors compliance with the guidelines. In addition, the Company’s internal auditors review compliance with these guidelines on at least an annual basis. These guidelines may change as the Company’s needs dictate.

The table below summarizes the outstanding interest rate swaps designated as hedges as of January 31, 2004, and February 1, 2003. The variable component of each interest rate swap outstanding at January 31, 2004, was based on LIBOR as of January 31, 2004. The variable component of each interest rate swap outstanding at February 1, 2003, was based on LIBOR as of February 1, 2003.

	2003		2002
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$1,825	$300	$1,673	$723
Duration in years	2.63	0.04	5.15	0.76
Average variable rate	5.67%	1.12%	3.69%	1.36%
Average fixed rate	7.45%	3.22%	7.25%	3.02%

Commodity Price Protection

The Company enters into purchase commitments for various resources, including raw materials utilized in its manufacturing facilities and energy to be used in its stores, manufacturing facilities and administrative offices. The Company enters into commitments expecting to take delivery of and to utilize those resources in the conduct of normal business. Those commitments for which the Company expects to utilize or take delivery in a reasonable amount of time in the normal course of business qualify as normal purchases and normal sales. Any commitments for which the Company does not expect to take delivery and, as a result, will require net settlement, are marked to fair value on a quarterly basis.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:

Cash and Temporary Cash Investments, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments.

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion thereof, was estimated based on the quoted market price for the same or similar issues. If quoted market prices were not available, the fair value was based on the net present value of future cash flows using the forward interest rate yield curve in effect at the respective year-ends. The carrying values of long-term debt outstanding under the Company’s credit agreements, approximated fair value.

Interest Rate Protection Agreements

The fair value of these agreements was based on the net present value of the future cash flows using the forward interest rate yield curve in effect at the respective year-ends.

Commodity Price Protection

At February 1, 2003, the Company was party to certain energy purchase commitments that provided for supplies in excess of its expected demand for electricity. The fair value of the excess energy purchase commitments was based on the net present value of future cash flows using forward market prices for electricity in California in effect at February 1, 2003. In July 2003, the Company reached an agreement through which it ended supply arrangements in California with Dynegy, Inc. related to these two contracts and two other electricity contracts that had been previously accounted for as normal purchases normal sales contracts. The Federal Energy Regulatory Commission approved the agreement on July 23, 2003. During the third quarter of 2003, the Company paid $107, before the related tax benefits, to settle disputes related to prior over-payments, terminate two of the four contracts effective July 6, 2003, and terminate the remaining two agreements effective September 1, 2003. As a result of the settlement, the Company recorded $62 of pre-tax expense in the second quarter of 2003.

The estimated fair values of the Company’s financial instruments are as follows:

	2003		2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and temporary cash investments	$159	$159	$171	$171
Long-term investments for which it is
Practicable	$70	$70	$111	$122
Not Practicable	$15	$—	$15	$—
Debt for which it is (1)
Practicable	$(7,977)	$(9,023)	$(8,164)	$(8,812)
Not Practicable	$—	$—	$—	$—
Interest Rate Protection Agreements
Receive variable swaps	$—	$—	$(9)	$(9)
Receive fixed swaps (2)	$6	$6	$110	$110
Interest rate collar	$—	$—	$(6)	$(6)
Commodity Price Protection Agreements	$—	$—	$(72)	$(72)

(1)	Excludes capital lease obligations

(2)

During 2003, the Company terminated six interest rate swap agreements that were accounted for as fair value hedges. Approximately $114 of proceeds received as a result of these terminations were recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt. As of January 31, 2004, the unamortized balances totaled approximately $98. The Company also initiated 10 new interest rate swap agreements during 2003 that are being accounted for as fair value hedges. As of January 31, 2004, assets totaling $6 were recorded to reflect the fair value of these new agreements, offset by increases in the fair value of the underlying debt.

The use of different assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company actually could realize. In addition, the Company is not subjected to a concentration of credit risk related to these instruments.

The investments for which it was not practicable to estimate fair value related primarily to investments, at cost, in an online business-to-business retail exchange. The investment in the retail exchange is evaluated for impairment based on the retail exchange’s business plan.

11.	LEASES

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

Rent expense (under operating leases) consists of:

	2003	2002	2001
Minimum rentals	$740	$739	$718
Contingent payments	9	10	14
Sublease income	(96)	(93)	(82)

	$653	$656	$650

Minimum annual rentals for the five years subsequent to 2003 and in the aggregate are:

	Capital Leases	Operating Leases
2004	$66	$784
2005	64	746
2006	61	691
2007	57	644
2008	54	595
Thereafter	439	4,201

	741	$7,661

Less estimated executory costs included in capital leases	(6)

Net minimum lease payments under capital leases	735
Less amount representing interest	(348)

Present value of net minimum lease payments under capital leases	$387

Total future minimum rentals under noncancellable subleases at January 31, 2004, were $354.

12.	EARNINGS PER COMMON SHARE

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

	For the year ended January 31, 2004			For the year ended February 1, 2003			For the year ended February 2, 2002
	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Basic EPS	$315	747	$0.42	$1,221	779	$1.57	$1,043	804	$1.30
Dilutive effect of stock option awards and warrants	—	7		—	12		—	21

Diluted EPS	$315	754	$0.42	$1,221	791	$1.54	$1,043	825	$1.26

For the years ended January 31, 2004, February 1, 2003, and February 2, 2002, there were options outstanding for approximately 33.7, 25.0, and 13.9 shares of common stock, respectively, that were excluded from the computation of diluted EPS. These shares were excluded because their inclusion would have had an anti-dilutive effect on EPS.

13.	STOCK OPTION PLANS

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. All awards become immediately exercisable upon certain changes of control of the Company.

The Company grants options for common stock to employees under various plans, as well as to its non-employee directors, at an option price equal to the fair market value of the stock at the date of grant. In addition to cash payments, the plans generally provide for the exercise of options by exchanging issued shares of stock of the Company. At January 31, 2004, approximately 13.8 shares of common stock were available for future options under these plans. Options generally will expire 10 years from the date of grant. Options vest in one year to five years from the date of grant or, for certain options, the earlier of the Company’s stock reaching certain pre-determined market prices or nine years and six months from the date of grant.

In addition to the stock options described above, the Company also awards restricted stock to employees under various plans. The restrictions on these awards generally lapse in one year to five years from the date of the awards and expense is recognized over the lapsing cycle. The Company generally records expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the date of award. For approximately 1.0 shares of restricted stock that vested based on the achievement of synergy goals established in connection with the Fred Meyer merger, the Company recorded expense in an amount equal to the fair market value of the underlying stock on the date the synergy goals were achieved. The Company issued approximately 0.7, 1.1 and 0.4 shares of restricted stock in 2003, 2002 and 2001, respectively. As of January 31, 2004, approximately 0.3 shares of common stock were available for future restricted stock awards. Compensation expense included in net earnings for restricted stock awards totaled approximately $8, $6 and $8, after-tax, in 2003, 2002 and 2001, respectively.

Changes in options outstanding under the stock option plans, excluding restricted stock awards, were:

	Shares subject to option	Weighted average exercise price
Outstanding, year-end 2000	63.4	$13.68
Granted	6.1	$24.43
Exercised	(8.8)	$8.08
Canceled or Expired	(1.0)	$21.33

Outstanding, year-end 2001	59.7	$15.48
Granted	14.5	$18.53
Exercised	(6.8)	$6.27
Canceled or Expired	(1.2)	$22.31

Outstanding, year-end 2002	66.2	$16.97
Granted	0.3	$16.34
Exercised	(4.9)	$7.59
Canceled or Expired	(1.5)	$21.19

Outstanding, year-end 2003	60.1	$17.62

A summary of options outstanding and exercisable at January 31, 2004 follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
		(In years)
$ 3.57 - $10.38	13.7	1.70	$8.17	13.7	$8.17
$10.46 - $14.93	12.9	6.63	$14.34	7.6	$13.94
$15.26 - $16.59	6.3	6.12	$16.54	4.2	$16.56
$17.37 - $22.82	7.1	4.43	$21.17	5.9	$21.06
$23.00 - $31.91	20.1	6.73	$25.15	11.4	$25.69

$ 3.57 - $31.91	60.1	5.23	$17.62	42.8	$16.48

If compensation cost for the Company’s stock option plans had been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and diluted earnings per common share would have been reduced to the pro forma amounts below:

	2003		2002		2001
	Actual	Pro Forma	Actual	Pro Forma	Actual	Pro Forma
Net earnings	$315	$275	$1,205	$1,164	$1,043	$1,004
Earnings per diluted common share	$0.42	$0.36	$1.52	$1.47	$1.26	$1.22

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on historical assumptions shown in the table below. The amounts reflected in this pro forma disclosure are not indicative of future amounts. The following table reflects the assumptions used for grants awarded in each year to option holders:

	2003	2002	2001
Weighted average expected volatility (based on historical volatility)	30.23%	29.72%	29.07%
Weighted average risk-free interest rate	3.33%	4.40%	3.93%
Expected term	8.5 years	8.4 years	8.3 years

The weighted average fair value of options granted during 2003, 2002 and 2001 was $7.09, $8.49 and $10.68, respectively.

Grants in 2003 were unusually low and, conversely, grants in 2002 were unusually high, due primarily to a general grant of approximately 3.8 stock options to management and support employees, and approximately 3.9 options to executives including senior officers and division presidents, that was approved by the Compensation Committee of the Board of Directors on December 12, 2002 (fiscal 2002). This grant replaced a planned grant in May 2003 and was accelerated to secure the continued alignment of employee interests with those of the shareholders as strategic plans are implemented. The Committee also made awards of restricted stock to senior officers and division presidents in recognition of their vital role in a challenging operating environment. The restrictions on these shares will lapse after three years, assuming the recipients’ continued employment with the Company during that period.

14.	COMMITMENTS AND CONTINGENCIES

The Company continuously evaluates contingencies based upon the best available evidence.

The Company believes that allowances for loss have been provided to the extent necessary and that its assessment of contingencies is reasonable. To the extent that resolution of contingencies results in amounts that vary from the Company’s estimates, future earnings will be charged or credited.

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

Purchase Commitment – In 2003, the Company reached an agreement to settle litigation with respect to its former interest in and product supply arrangement with Santee Dairies, Inc. (Santee). The Company sold its 50% interest in the Santee and received a release from past claims against the Company, as well as a reduction in its purchase commitments to Santee.

Guarantees – The Company periodically enters into real estate joint ventures in connection with the development of certain properties. The Company usually sells its interests in such partnerships upon completion of the projects. As of January 31, 2004, the Company was a partner with 50% ownership in two real estate joint ventures for which it has guaranteed approximately $7 of debt incurred by the ventures. Based on the covenants underlying this indebtedness as of January 31, 2004, it is unlikely that the Company will be responsible for repayment of these obligations. The Company has also guaranteed approximately $5 of promissory notes of a third real estate partnership. The Company believes that it is reasonably possible that the Company will be required to fund most of this obligation when the notes mature in 2012.

Assignments – The Company is contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. The Company could be required to satisfy the obligations under the leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of the Company’s assignments among third parties, and various other remedies available, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote.

15.	SUBSEQUENT EVENTS

On February 29, 2004, the Company announced that it was notified by the United Food and Commercial Workers (“UFCW”) union that a new labor contract covering supermarket employees in southern California had been ratified by union members, ending a 141-day work stoppage. The Company believes the new labor agreement will continue to provide competitive wages and benefits at lower costs to the Company than the previous labor agreement would have required.

16.	WARRANT DIVIDEND PLAN

On February 28, 1986, the Company adopted a warrant dividend plan providing for stock purchase rights to owners of the Company’s common stock. The plan was amended and restated as of April 4, 1997, and further amended on October 18, 1998. Each share of common stock currently has attached one-fourth of a right. Each right, when exercisable, entitles the holder to purchase from the Company one ten-thousandth of a share of Series A Preferred Shares, par value $100 per share, at $87.50 per one ten-thousandth of a share. The rights will become exercisable, and separately tradable, 10 business days following a tender offer or exchange offer resulting in a person or group having beneficial ownership of 10% or more of the Company’s common stock. In the event the rights become exercisable and thereafter the Company is acquired in a merger or other business combination, each right will entitle the holder to purchase common stock of the surviving corporation, for the exercise price, having a market value of twice the exercise price of the right. Under certain other circumstances, including certain acquisitions of the Company in a merger or other business combination transaction, or if 50% or more of the Company’s assets or earnings power are sold under certain circumstances, each right will entitle the holder to receive upon payment of the exercise price, shares of common stock of the acquiring company with a market value of two times the exercise price. At the Company’s option, the rights, prior to becoming exercisable, are redeemable in their entirety at a price of $0.01 per right. The rights are subject to adjustment and expire March 19, 2006.

17.	STOCK

Preferred Stock

The Company has authorized 5 shares of voting cumulative preferred stock; 2 were available for issuance at January 31, 2004. Fifty thousand shares have been designated as “Series A Preferred Shares” and are reserved for issuance under the Company’s warrant dividend plan. The stock has a par value of $100 and is issuable in series.

Common Stock

The Company has authorized 1,000 shares of common stock, $1 par value per share. On May 20, 1999, the shareholders authorized an amendment to the Amended Articles of Incorporation to increase the authorized shares of common stock from 1,000 to 2,000 when the Board of Directors determines it to be in the best interest of the Company.

Common Stock Repurchase Program

In December of 1999, the Company began a program to repurchase common stock to reduce dilution resulting from our employee stock option plans. This program is solely funded by proceeds from stock option exercises, including the tax benefit. On March 1, 2001, the Board authorized the repurchase of an incremental $1,000 of Kroger common stock. During fiscal 2001, the Company made open market purchases of $343 under the $1,000 authorization and $209 under previous Board authorizations. During fiscal 2002, the Company made open market purchases of approximately $657 to complete the $1,000 program. Effective December 10, 2002, the Board authorized a new stock repurchase program totaling $500. The Company made open market purchases of $277 and $63 under this plan in fiscal 2003 and 2002, respectively. As of April 9, 2004, the Company has repurchased approximately $103 under this plan in fiscal 2004. The Company also reacquired approximately $24, $65 and $180 under the stock option program in fiscal 2003, 2002 and 2001, respectively. Purchases of stock under the Board approved repurchase programs are made when the expected return exceeds our cost of capital.

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

Information with respect to change in benefit obligation, change in plan assets, net amounts recognized at end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$1,674	$1,364	$352	$298
Service cost	100	78	8	13
Interest cost	107	108	21	24
Plan participants’ contributions	—	—	8	7
Amendments	13	—	(41)	—
Actuarial loss	35	215	44	29
Benefits paid	(85)	(91)	(29)	(19)

Benefit obligation at end of fiscal year	$1,844	$1,674	$363	$352

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$1,089	$1,275	$—	$—
Actual return on plan assets	271	(99)	—	—
Employer contribution	104	4	21	12
Plan participants’ contributions	—	—	8	7
Benefits paid	(85)	(91)	(29)	(19)

Fair value of plan assets at end of fiscal year	$1,379	$1,089	$—	$—

Pension plan assets include $134 and $109 of common stock of The Kroger Co. at January 31, 2004 and February 1, 2003, respectively. The plan owned 7.3 million shares of The Kroger Co. common stock at January 31, 2004, unchanged from February 1, 2003.

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Net liability recognized at end of fiscal year:
Funded status at end of year	$(465)	$(585)	$(363)	$(352)
Unrecognized actuarial (gain) loss	361	477	34	(10)
Unrecognized prior service cost	28	20	(50)	(14)
Unrecognized net transition (asset) obligation	(1)	(1)	1	1

Net liability recognized at end of fiscal year	$(77)	$(89)	$(378)	$(375)

Prepaid benefit cost	$2	$2	$—	$—
Accrued benefit liability	(79)	(91)	(378)	(375)
Additional minimum liability	(227)	(307)	—	—
Intangible asset	29	20	—	—
Accumulated other comprehensive loss	198	287	—	—

Net liability recognized at end of fiscal year	$(77)	$(89)	$(378)	$(375)

	Pension Benefits		Other Benefits
Weighted average assumptions	2003	2002	2003	2002
Discount rate – Benefit obligation	6.25%	6.75%	6.25%	6.75%
Discount rate – Net periodic benefit cost	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	8.50%	9.50%
Rate of compensation increase	3.50%	3.50%

To determine the expected return on pension plan assets, the Company contemplates current and forecasted plan asset allocations as well as historical and forecasted returns on various asset categories. The average annual return on pension plan assets for the 10 calendar years ended December 31, 2003, was 9.6%, net of all fees and expenses. The Company reduced the pension return assumption to 8.5% for 2003 from 9.5% in 2002. The Company believes the reduction in the pension return assumption was appropriate because future returns are not expected to achieve the same level of performance as the historical average annual return. For measurement purposes, a 10% initial annual rate of increase, and a 5% ultimate annual rate of increase, in the per capita cost of other benefits, were assumed for pre-retirement age personnel in 2003 and 2002.

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$100	$78	$65	$8	$13	$11
Interest cost	107	108	96	21	24	20
Expected return on plan assets	(122)	(134)	(131)	—	—	—
Amortization of:
Transition asset	(1)	(1)	—	—	—	—
Prior service cost	5	3	4	(5)	(2)	(3)
Actuarial (gain) loss	3	2	(5)	—	(2)	(3)

Net periodic benefit cost	$92	$56	$29	$24	$33	$25

The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for all company-sponsored pension plans. As of year-end 2003, the PBO, ABO and fair value of plan assets related to the nonqualified, excess retirement benefit plan (“Nonqualified Plan”) were $78, $72 and $0, respectively. The Nonqualified Plan is not funded because of unfavorable tax treatment that would be received if it were funded.

	2003	2002
PBO at end of fiscal year	$1,844	$1,674
ABO at end of fiscal year	$1,683	$1,485
Fair value of plan assets at end of year	$1,379	$1,089

The following table provides information about the target and actual pension plan asset allocations. Allocation percentages are shown as of December 31 for each respective year. The pension plan measurement date is the December 31st nearest the fiscal year-end.

	Target allocations	Actual allocations
	2003	2003	2002
Pension plan asset allocation, as of December 31:
Domestic equity securities	40.0%	40.7%	38.9%
International equity securities	22.0	24.1	16.9
Investment grade debt securities	19.0	21.3	29.4
High yield debt securities	8.0	8.6	8.2
Private equity	8.0	3.5	4.9
Real estate	3.0	0.4	0.1
Other	0.0	1.4	1.6

Total	100.0%	100.0%	100.0%

Investment objectives, policies and strategies are set by the Pension Investment Committee (the “Committee”) appointed by the CEO. The primary objectives include holding, protecting and investing the assets and distributing benefits to participants and beneficiaries of the pension plans. Investment objectives have been established based on a comprehensive review of the capital markets and each underlying plan’s current and projected financial requirements. The time horizon of the investment objectives is long-term in nature and plan assets are managed on a going-concern basis.

Investment objectives and guidelines specifically applicable to each manager of assets are established and reviewed annually. Derivative instruments may be used for specified purposes. Any use of derivative instruments for a purpose or in a manner not specifically authorized is prohibited, unless approved in advance by the Committee. Common stock of The Kroger Co. is included in plan assets subject to statutory limitations restricting additional purchases when the fair value of the stock equals or exceeds 10% of plan assets.

The current target allocations shown represent five-year targets that were established in 2002 and intended to be achieved over a five-year period. To maintain actual asset allocations consistent with target allocations, assets are reallocated or rebalanced on a regular basis. Cash flow from employer contributions and participant benefit payments is used to fund underweight asset classes and divest overweight asset classes, as appropriate. The Company expects that cash flow will be sufficient to meet most rebalancing needs. On February 18, 2003, the Company made a cash contribution of $100 to its pension plans. The Company is required to make a cash contribution of $34 by September 15, 2004, and intends to contribute an additional $149 by September 15, 2004. The Company expects the additional contributions made during 2004 will reduce its minimum required contributions in future years. Among other things, performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement benefit obligation	$39	$(33)

The Company participates in various multi-employer plans for substantially all employees represented by unions. The Company is required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based upon a fixed amount for each year of service. The

Company contributed $169, $153, and $114 to these funds in fiscal 2003, 2002 and 2001, respectively. The Company would have contributed an additional $13 to these plans in 2003 had there been no labor disputes. Based on the most recent information available to us, we believe theses plans are underfunded. The decline in the value of assets held in the funds supporting these plans, coupled with the high level of benefits generally provided, has led to the underfunding. As a result, we expect that contributions to these plans will continue to increase and the benefit levels and related issues will continue to create collective bargaining challenges. Two recently completed labor negotiations, including southern California, resulted in a reduction of liabilities (and, therefore, expected contribution increases). These multi-employer funds are managed by trustees, appointed by management of the employers (including Kroger) and labor in equal number, who have fiduciary obligations to act prudently. Thus, while we expect contributions to these funds to continue to increase as they have in recent years, the amount of increase will depend upon the outcome of collective bargaining, actions taken by trustees and the actual return on assets held in these funds. For these reasons, it is not practicable to determine the amount by which the Company’s multi-employer pension contributions will increase. Moreover, if the Company were to exit markets, it may be required to pay a withdrawal liability. Any adjustments for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

The Company also administers certain defined contribution plans for eligible union and non-union employees. The cost of these plans for 2003, 2002 and 2001 was $14, $20 and $19, respectively.

19.	RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 132, “Employer’s Disclosures about Pensions and Other Postretirement Benefits” was revised by the FASB in December 2003. The revised statement requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as components of the net periodic benefit cost recognized in interim periods. The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payment, which must be disclosed for fiscal years ending after June 15, 2004. Interim period disclosures are generally effective for interim periods beginning after December 15, 2003. The Company has included the disclosures required by SFAS No. 132 in Note 18.

SFAS No. 143, “Asset Retirement Obligations,” was issued by the FASB in August of 2001. This standard addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective for Kroger on February 2, 2003. Adoption of this standard did not have a material effect on the Company’s financial statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued by the FASB in April of 2002. SFAS No. 145 became effective for Kroger on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 required the Company to reclassify the debt extinguishments recorded as extraordinary items in 2002 as interest expense in the respective periods. Theses debt extinguishments were recorded during the first two quarters of 2002 and totaled $19 of pre-tax expense. Pre-tax expense totaling $18 related to premiums paid in connection with the repurchase of $100 of long-term bonds, and the write-off of the related deferred financing costs, was recorded in 2003.

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued by the FASB in January of 2003 and revised in December 2003. FIN 46 provides guidance relating to the identification of, and financial reporting for, variable-interest entities, as defined in the Interpretation. FIN 46 is effective for all variable-interest entities created after January 31, 2003. For any variable-interest entities created prior to February 1, 2003, FIN 46 became effective on February 1, 2004, the beginning of the Company’s first quarter of 2004, unless earlier adopted, except for entities designated as special purpose entities for which the effective date was the fourth quarter of 2003. In the fourth quarter of 2003, the Company adopted FIN 46 for a mortgagor (the “Mortgagor”) of certain of the Company’s properties. In prior years, the Company had purchased a portion of the debt issued by the Mortgagor to reduce the Company’s effective interest expense. These purchases were classified as investments in the Company’s Consolidated Balance Sheets. Consolidation of the Mortgagor reduced both the Company’s investments and total debt by approximately $65. Consolidation of the Mortgagor had an immaterial effect on the Company’s Consolidated Statements of Earnings and Consolidated Statements of Cash Flows. The Company continues to review its partnerships, joint ventures and other financing arrangements for potential consolidation under this Interpretation. If the Company is required to consolidate any other entities in the first quarter of 2004, the Company anticipates that such consolidation will have an immaterial effect on its financial statements.

EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” was issued in November 2003. EITF Issue No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF Issue No. 03-10 became effective for the Company on February 1, 2004, the beginning of its first quarter of 2004. The Company believes the adoption of EITF Issue No. 03-10 will have an immaterial effect on its financial statements.

SFAS No 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” was issued by the FASB in January 2004. SFAS No. 106-1 allows for a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization act of 2003 (“Prescription Drug Act”). The Prescription Drug Act, which was signed into law in December 2003, in addition to creating a federal prescription drug benefit under Medicare (Medicare Part D), provides for a federal subsidy to sponsors of retiree health care benefit plans which provide a benefit that is at least actuarially equivalent to Medicare Part D. The Prescription Drug Act introduces two new programs to Medicare, a subsidy to plan sponsors based on 28% of an individual beneficiary’s annual prescription drug costs between $250 and $5,000 and an option for a retiree to obtain prescription drug benefit under Medicare, that must be taken into consideration when measuring the accumulated postretirement benefit. SFAS No. 106-1 does not provide specific guidance as to whether a sponsor should recognize the effect of the Prescription Drug Act in its financial statements.

The Company has elected to defer adoption of SFAS No. 106-1 due to a lack of specific guidance. As such, the net postretirement benefit costs disclosed in the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements do not reflect the impact on the plans of the Prescription Drug Act. Until further specific guidance is provided, the Company will continue to defer adoption of SFAS No. 106-1. Authoritative guidance on the accounting for the federal subsidy is pending and, when issued, may require information previously reported in the Company’s Consolidated Financial Statements to change. The Company will continue to investigate the impact of SFAS No. 106-1 initial recognition, measurement and disclosure requirements on its Consolidated Financial Statements. The Company does not expect adoption of SFAS No. 106-1 will have a material effect on its Consolidated Financial Statements.

20.	GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of its subsidiaries (the “Guarantor Subsidiaries”). At January 31, 2004, a total of approximately $6.8 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow, and equity for all periods presented, except for consolidated pre-tax earnings in 2003. Therefore, the non-guarantor subsidiaries’ information is not separately presented in the balance sheets and the statements of cash flows, but rather is included in the column labeled “Guarantor Subsidiaries,” for those periods. The non-guaranteeing subsidiaries represented approximately 4% of 2003 consolidated pre-tax earnings. Therefore, the non-guarantor subsidiaries information is separately presented in the Condensed Consolidated Statements of Earnings for 2003. The non-guaranteeing subsidiaries represented less than 3% on an individual and aggregate basis of consolidated pre-tax earnings in 2002 and 2001. Therefore, the non-guarantor subsidiaries’ information is not separately presented for those periods, but rather is included in the column labeled “Guarantor Subsidiaries.”

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

The following tables present summarized financial information as of January 31, 2004 and February 1, 2003 and for the three years ended January 31, 2004.

Condensed Consolidating

Balance Sheets

As of January 31, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$26	$133	$—	$159
Receivables	106	634	—	740
Net inventories	414	3,755	—	4,169
Prepaid and other current assets	271	280	—	551

Total current assets	817	4,802	—	5,619
Property, plant and equipment, net	1,129	10,049	—	11,178
Goodwill, net	21	3,113	—	3,134
Fair value interest rate hedges	6	—	—	6
Other assets	576	(329)	—	247
Investment in and advances to subsidiaries	11,982	—	(11,982)	—

Total Assets	$14,531	$17,635	$(11,982)	$20,184

Current liabilities
Current portion of long-term debt including obligations under capital leases	$242	$6	$—	$248
Accounts payable	151	2,907	—	3,058
Other current liabilities	689	1,591	—	2,280

Total current liabilities	1,082	4,504	—	5,586
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,699	313	—	8,012
Adjustment to reflect fair value interest rate hedges	104	—	—	104

Long-term debt including obligations under capital leases	7,803	313	—	8,116
Other long-term liabilities	1,635	836	—	2,471

Total Liabilities	10,520	5,653	—	16,173

Shareowners’ Equity	4,011	11,982	(11,982)	4,011

Total Liabilities and Shareowners’ equity	$14,531	$17,635	$(11,982)	$20,184

Condensed Consolidating

Balance Sheets

As of February 1, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$43	$128	$—	$171
Receivables	156	521	—	677
Net inventories	397	3,778	—	4,175
Prepaid and other current assets	279	264	—	543

Total current assets	875	4,691	—	5,566
Property, plant and equipment, net	1,156	9,392	—	10,548
Goodwill, net	21	3,554	—	3,575
Fair value interest rate hedges	110	—	—	110
Other assets	619	(316)	—	303
Investment in and advances to subsidiaries	12,086	—	(12,086)	—

Total assets	$14,867	$17,321	$(12,086)	$20,102

Current liabilities
Current portion of long-term debt including obligations under capital leases	$342	$10	$—	$352
Accounts payable	179	3,090	—	3,269
Other current liabilities	1,468	519	—	1,987

Total current liabilities	1,989	3,619	—	5,608
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,763	349	—	8,112
Adjustment to reflect fair value interest rate hedges	110	—	—	110

Long-term debt including obligations under capital leases	7,873	349	—	8,222
Other long-term liabilities	1,155	1,267	—	2,422

Total Liabilities	11,017	5,235	—	16,252

Shareowners’ Equity	3,850	12,086	(12,086)	3,850

Total Liabilities and Shareowners’ equity	$14,867	$17,321	$(12,086)	$20,102

Condensed Consolidating

Statements of Earnings

For the Year ended January 31, 2004

	The Kroger Co.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,935	$47,752	$45	$(941)	$53,791
Merchandise costs, including warehousing and transportation	5,583	34,943	—	(889)	39,637
Operating, general and administrative	1,305	9,060	(11)	—	10,354
Rent	164	541	—	(52)	653
Depreciation and amortization	91	1,114	4	—	1,209
Goodwill impairment charge	—	444	—	—	444
Asset impairment charge	—	120	—	—	120
Merger-related costs, restructuring charges and related items	—	—	—	—	—

Operating profit (loss)	(208)	1,530	52	—	1,374
Interest expense	(568)	(15)	(21)	—	(604)
Equity in earnings of subsidiaries	966	—	—	(966)	—

Earnings before tax expense	190	1,515	31	(966)	770
Tax expense (benefit)	(125)	571	9	—	455

Earnings before cumulative effect of an accounting change	315	944	22	(966)	315
Cumulative effect of an accounting change	—	—	—	—	—

Net earnings	$315	$944	$22	$(966)	$315

Condensed Consolidating

Statements of Earnings

For the Year ended February 1, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,545	$46,100	$(885)	$51,760
Merchandise costs, including warehousing and transportation	5,254	33,389	(833)	37,810
Operating, general and administrative	1,230	8,388	—	9,618
Rent	164	544	(52)	656
Depreciation and amortization	86	1,001	—	1,087
Merger-related costs, restructuring charges and related items	10	6	—	16

Operating profit (loss)	(199)	2,772	—	2,573
Interest expense	(583)	(36)	—	(619)
Equity in earnings of subsidiaries	1,710	—	(1,710)	—

Earnings before tax expense	928	2,736	(1,710)	1,954
Tax expense (benefit)	(293)	1,026	—	733

Earnings before cumulative effect of an accounting change	1,221	1,710	(1,710)	1,221
Cumulative effect of an accounting change	(16)	—	—	(16)

Net earnings	$1,205	$1,710	$(1,710)	$1,205

Condensed Consolidating

Statements of Earnings

For the Year ended February 2, 2002

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$7,013	$43,948	$(863)	$50,098
Merchandise costs, including warehousing and transportation	5,579	31,630	(811)	36,398
Operating, general and administrative	1,409	8,074	—	9,483
Rent	168	534	(52)	650
Depreciation and amortization	76	1,000	—	1,076
Asset impairment charge	91	—	—	91
Merger-related costs, restructuring charges and related items	41	—	—	41

Operating profit (loss)	(351)	2,710	—	2,359
Interest expense	(604)	(44)	—	(648)
Equity in earnings of subsidiaries	1,625	—	(1,625)	—

Earnings before tax expense	670	2,666	(1,625)	1,711
Tax expense (benefit)	(373)	1,041	—	668

Earnings before cumulative effect of an accounting change	1,043	1,625	(1,625)	1,043
Cumulative effect of an accounting change	—	—	—	—

Net earnings	$1,043	$1,625	$(1,625)	$1,043

Condensed Consolidating

Statements of Cash Flows

For the Year ended January 31, 2004

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$385	$1,830	$2,215

Cash flows from investing activities:
Capital expenditures	(176)	(1,824)	(2,000)
Other	(59)	33	(26)

Net cash used by investing activities	(235)	(1,791)	(2,026)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	247	100	347
Reductions in long-term debt	(347)	(140)	(487)
Proceeds from issuance of capital stock	39	—	39
Proceeds from interest rate swap terminations	114	—	114
Capital stock reacquired	(301)	—	(301)
Other	(23)	110	87
Net change in advances to subsidiaries	104	(104)	—

Net cash provided (used) by financing activities	(167)	(34)	(201)

Net (decrease) increase in cash and temporary cash investments	(17)	5	(12)
Cash and temporary investments:
Beginning of year	43	128	171

End of year	$26	$133	$159

Condensed Consolidating

Statements of Cash Flows

For the Year ended February 1, 2003

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$2,171	$1,012	$3,183

Cash flows from investing activities:
Capital expenditures	(173)	(1,718)	(1,891)
Other	51	(67)	(16)

Net cash used by investing activities	(122)	(1,785)	(1,907)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,353	—	1,353
Reductions in long-term debt	(1,702)	(55)	(1,757)
Proceeds from issuance of capital stock	41	—	41
Capital stock reacquired	(785)	—	(785)
Other	(25)	(93)	(118)
Net change in advances to subsidiaries	(913)	913	—

Net cash provided (used) by financing activities	(2,031)	765	(1,266)

Net (decrease) increase in cash and temporary cash investments	18	(8)	10
Cash and temporary investments:
Beginning of year	25	136	161

End of year	$43	$128	$171

Condensed Consolidating

Statements of Cash Flows

For the Year ended February 2, 2002

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,237	$1,110	$2,347

Cash flows from investing activities:
Capital expenditures	(174)	(1,739)	(1,913)
Other	74	(75)	(1)

Net cash used by investing activities	(100)	(1,814)	(1,914)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,368	—	1,368
Reductions in long-term debt	(1,100)	(37)	(1,137)
Proceeds from issuance of capital stock	72	—	72
Capital stock reacquired	(732)	—	(732)
Other	(242)	238	(4)
Net change in advances to subsidiaries	(503)	503	—

Net cash provided (used) by financing activities	(1,137)	704	(433)

Net (decrease) increase in cash and temporary cash investments	—	—	—
Cash and temporary investments:
Beginning of year	25	136	161

End of year	$25	$136	$161

21.	QUARTERLY DATA (UNAUDITED)

	Quarter
2003	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$16,266	$12,351	$12,141	$13,033	$53,791
Earnings before cumulative effect of an accounting change	$352	$190	$110	$(337)	$315
Cumulative effect of an accounting change (1)	—	—	—	—	—

Net earnings	$352	$190	$110	$(337)	$315
Earnings per basic common share:
Earnings before cumulative effect of an accounting change	$0.47	$0.25	$0.15	$(0.45)	$0.42
Cumulative effect of accounting change (1)	—	—	—	—	—

Net earnings per basic common share	$0.47	$0.25	$0.15	$(0.45)	$0.42
Average number of shares used in basic calculation	754	747	743	743	747
Earnings per diluted common share:
Earnings before cumulative effect of an accounting change	$0.46	$0.25	$0.15	$(0.45)	$0.42
Cumulative effect of accounting change (1)	—	—	—	—	—

Net earnings per diluted common share	$0.46	$0.25	$0.15	$(0.45)	$0.42
Average number of shares used in diluted calculation	761	756	754	743	754

	Quarter
2002	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$15,667	$11,927	$11,696	$12,470	$51,760
Earnings before cumulative effect of an accounting change	$321	$264	$255	$381	$1,221
Cumulative effect of accounting change (1)	(16)	—	—	—	(16)

Net earnings	$305	$264	$255	$381	$1,205
Earnings per basic common share:
Earnings before cumulative effect of an accounting change	$0.41	$0.34	$0.33	$0.50	$1.57
Cumulative effect of accounting change (1)	$(0.02)	—	—	—	$(0.02)

Net earnings per basic common share	$0.38	$0.34	$0.33	$0.50	$1.55
Average number of shares used in basic calculation	793	786	770	761	779
Earnings per diluted common share:
Earnings before cumulative effect of an accounting change	$0.40	$0.33	$0.33	$0.50	$1.54
Cumulative effect of accounting change (1)	$(0.02)	—	—	—	$(0.02)

Net earnings per diluted common share	$0.38	$0.33	$0.33	$0.50	$1.52
Average number of shares used in diluted calculation	809	800	779	769	791

Note: Certain per share amounts may not accurately due to rounding

(1)	Amounts are net of income tax benefits

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of January 31, 2004, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of January 31, 2004.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the fiscal quarter ended January 31, 2004, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item not otherwise set forth below is set forth under the headings Election of Directors and Information Concerning the Board of Directors in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the copies of all Section 16(a) forms received by the Company, or written representations from certain persons that no Forms 5 were required for those persons, the Company believes that during fiscal year 2003 all filing requirements applicable to its officers, directors and 10% beneficial owners were timely satisfied, with five exceptions. Dr. Susan Phillips inadvertently filed a Form 4 reporting the purchase of 1,000 shares that inadvertently was not reported on a prior Form 4 during 2003. Ms. M. Marnette Perry inadvertently filed a Form 4 three days late reporting a grant of 20,000 stock options and an award of 10,000 shares of restricted stock. Mr. Joseph Grieshaber, Jr. inadvertently filed a Form 4 three days late reporting an award of 50,000 stock options. Mr. Bruce A. Macaulay inadvertently filed a Form 4 three days late reporting an award of 10,000 shares of restricted stock. Mr. Paul J. Scutt filed a Form 5/A reporting stock holdings in the amount of 11,800 that inadvertently was not reported on his Form 3.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of April 9, 2004. Except as otherwise noted below, each person has held office for at least five years. Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History
Donald E. Becker	55	Mr. Becker was promoted to Senior Vice President effective January 26, 2000. Prior to his election, Mr. Becker was appointed President of the Company’s Central Marketing Area in 1996. Before this, Mr. Becker served in a number of key management positions in the Company’s Cincinnati/Dayton Marketing Area, including Vice President of Operations and Vice President of Merchandising. He joined the Company in 1969.

William T. Boehm	56	Mr. Boehm was promoted to Group Vice President, Logistics effective April 29, 2001. Mr. Boehm joined the Company in 1981 as Director of Economic Research. He was promoted to Vice President, Corporate Planning and Research in 1986. He was named Vice President Grocery Procurement in 1989 and Vice President of Logistics in 1994.

Geoffrey J. Covert	52	Mr. Covert was promoted to Senior Vice President effective April 25, 1999. Prior to that he was Group Vice President and President of Kroger Manufacturing effective April 19, 1998. Mr. Covert joined the Company and was appointed Vice President, Grocery Products Group, on March 18, 1996. Prior to joining the Company, he had 23 years of service with Procter & Gamble. In his last role with Procter & Gamble, Mr. Covert was responsible for Manufacturing Purchasing, Customer Service/Logistics, Engineering, Human Resources, and Contract Manufacturing for Procter & Gamble’s Hard Surface Cleaner business in North America.

David B. Dillon	53	Mr. Dillon was promoted to Chief Executive Officer effective June 26, 2003. Prior to this he was elected President and Chief Operating Officer effective January 26, 2000. Upon the merger with Fred Meyer, Inc., he was named President of the combined Company. Prior thereto, Mr. Dillon was elected President and Chief Operating Officer of Kroger effective June 18, 1995. Prior to this he was elected Executive Vice President on September 13, 1990, Chairman of the Board of Dillon Companies, Inc. on September 8, 1992, and President of Dillon Companies, Inc. on April 22, 1986.

Joseph A Grieshaber, Jr.	47	Mr. Grieshaber was elected Group Vice President, Perishables Merchandising and Procurement, effective August 4, 2003. Prior to this he held a variety of management positions within the Company, most recently serving as Vice President of Merchandising for the Company’s Great Lakes Division. Mr. Grieshaber joined the Company in 1983.

Paul W. Heldman	52	Mr. Heldman was elected Senior Vice President effective October 5, 1997, Secretary on May 21, 1992, and Vice President and General Counsel effective June 18, 1989. Prior to his election he held various positions in the Company’s Law Department. Mr. Heldman joined the Company in 1982.

Scott M. Henderson	48	Mr. Henderson was elected Vice President effective June 26, 2003 and Treasurer effective January 6, 2002. Mr. Henderson joined the Company in 1981 as Manager of Financial Reporting. He held a variety of management positions and was promoted to Vice President of Planning in February 2000.

Michael S. Heschel	62	Mr. Heschel was elected Executive Vice President effective June 18, 1995. Prior to this he was elected Senior Vice President - Information Systems and Services on February 10, 1994, and Group Vice President - Management Information Services on July 18, 1991. Before this Mr. Heschel served as Chairman and Chief Executive Officer of Security Pacific Automation Company. From 1985 to 1990 he was Corporate Vice President of Baxter International, Inc.

Carver L. Johnson	54	Mr. Johnson joined the Company as Group Vice President of Management Information Systems in December 1999. Prior to joining the Company, he served as Vice President and Chief Information Officer of Gymboree. From 1993 to 1998, Mr. Johnson was Senior Systems Director of Corporate Services for Sears, Roebuck & Co. He previously held management positions with Jamesway Corp., Linens ‘n Things, and Pay ‘n Save Stores, Inc.

Bruce A. Macaulay	50	Mr. Macaulay was elected Group Vice President, Grocery/Drug/ GM/Pharmacy Merchandising and Advertising effective April 27, 2003. Mr. Macaulay joined the Company in 1973 as a part-time retail clerk. He held a variety of management positions with the Company throughout his career. Prior to his promotion he served as Vice President of Merchandising for the Cincinnati/Dayton Division. Before that he was Vice President of Grocery Merchandising and Procurement at the Company’s corporate headquarters.

Lynn Marmer	51	Ms. Marmer was elected Group Vice President effective January 19, 1998. Prior to her election, Ms. Marmer was an attorney in the Company’s Law Department. Ms. Marmer joined the Company in 1997. Before joining the Company she was a partner in the law firm of Dinsmore & Shohl.

Don W. McGeorge	49	Mr. McGeorge was promoted to President and Chief Operating Officer effective June 26, 2003. Prior to that, he was elected Executive Vice President effective January 26, 2000 and Senior Vice President effective August 10, 1997. Before his election, Mr. McGeorge was President of the Company’s Columbus Marketing Area effective December 29, 1996; and prior thereto President of the Company’s Michigan Marketing Area effective June 20, 1993. Before this he served in a number of key management positions with the Company, including Vice President of Merchandising of the Company’s Nashville Marketing Area. Mr. McGeorge joined the Company in 1977.

W. Rodney McMullen	43	Mr. McMullen was elected Vice Chairman effective June 26, 2003. Prior to that he was elected Executive Vice President – Strategy, Planning and Finance effective January 26, 2000, Executive Vice President and Chief Financial Officer effective May 20, 1999, Senior Vice President effective October 5, 1997, and Group Vice President and Chief Financial Officer effective June 18, 1995. Before that he was appointed Vice President-Control and Financial Services on March 4, 1993, and Vice President, Planning and Capital Management effective December 31, 1989. Mr. McMullen joined the Company in 1978 as a part-time stock clerk.

M. Marnette Perry	52	Ms. Perry was elected Senior Vice President effective July 20, 2003. Prior to this she was elected Group Vice President of Perishables Merchandising and Procurement on March 3, 2003. Prior to this she held a variety of significant positions within the Company, including President of the Company’s Michigan Division, and most recently as President of the Company’s Columbus Division.

Joseph A. Pichler	64	Mr. Pichler was elected Chairman of the Board on September 13, 1990. He also served as Chief Executive Officer from June 17, 1990 to June 25, 2003. Prior to this he was elected President and Chief Operating Officer on October 24, 1986, and Executive Vice President on July 16, 1985. Mr. Pichler joined Dillon Companies, Inc. in 1980 as Executive Vice President and was elected President of Dillon Companies, Inc. in 1982.

J. Michael Schlotman	46	Mr. Schlotman was elected Senior Vice President effective June 26, 2003, and Chief Financial Officer effective January 26, 2000. Prior to that he was elected Group Vice President on January 26, 2000, and was elected Vice President and Corporate Controller in 1995. Prior to that, he served the Company in various corporate accounting positions. Mr. Schlotman joined the Company in 1985.

Paul J. Scutt	55	Mr. Scutt was named Group Vice President of Retail Operations on May 21, 2002. He has held a number of significant positions with the Company including Regional Vice President of the Company’s Hutchinson operations, and most recently as President of the Company’s Central Division.

M. Elizabeth Van Oflen	46	Ms. Van Oflen was elected Vice President and Controller on April 11, 2003. Prior to her election she held various positions in the Company’s Finance and Tax Departments. Ms. Van Oflen joined the Company in 1982.

Della Wall	52	Ms. Wall was elected Group Vice President on April 9, 2004. Prior to her election she held various positions in the Company’s human resources department, manufacturing group and drug store division, most recently serving as Vice President of Human Resources. Ms. Wall joined the Company in 1971.

Robert E. Zincke	61	Mr. Zincke was elected Executive Vice President effective June 26, 2003. Prior to that he was elected Senior Vice President effective November 7, 2002. Prior to that he held a variety of significant positions with the Company, most recently he was President of the Company’s Southwest Division for 12 years.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth in the section entitled Compensation of Executive Officers in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information regarding shares outstanding and available for issuance under the Company’s existing stock option plans.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	64,416,456	(1)	$17.2133	14,097,366
Equity compensation plans not approved by security holders	9,200		$6.4850	0
Total	64,425,657	(1)	$17.2118	14,097,366

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

The remainder of the information required by this item is set forth in the Equity Compensation Plan Information table and the Beneficial Ownership of Common Stock table in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section entitled Information Concerning The Board Of Directors—Certain Transactions in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the section entitled Selection of Auditors-Disclosure of Auditor Fees in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements:

Report of Independent Auditors

Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003

Consolidated Statements of Earnings for the years ended January 31, 2004, February 1, 2003, and February 2, 2002

Consolidated Statements of Cash Flows for the years ended January 31, 2004, February 1, 2003 and February 2, 2002

Consolidated Statement of Changes in Shareowners’ Equity

Notes to Consolidated Financial Statements

Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto

(b)	Reports on Form 8-K:

On December 9, 2003, The Kroger Co. filed a Current Report on Form 8-K with the SEC disclosing its earnings release for the third quarter 2003, including unaudited financial statements for that quarter.

(c)	Exhibits

3.1	Amended Articles of Incorporation of The Kroger Co. are incorporated by reference to Exhibit 3.1 of The Kroger Co.’s
Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Kroger Co.’s Regulations are incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Registration Statement on Form S-3 (Registration No. 33-57552) filed with the
SEC on January 28, 1993.

4.1	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

10.1	Material Contracts - Third Amended and Restated Employment Agreement dated as of July 22, 1993, between the Company and Joseph A. Pichler is hereby incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 9, 1993.

10.2	Executive Employment Agreement dated as of November 30, 2001, between the Company and David B. Dillon. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for fiscal year ended February 2, 2002.

10.3	Executive Employment Agreement dated as of April 22, 2002, between the Company and W. Rodney McMullen. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for fiscal year ended February 2, 2002.

10.4	Executive Employment Agreement dated as of November 30, 2001, between the Company and Don W. McGeorge. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the quarter ended August 18, 2002.

10.5	Executive Employment Agreement dated as of June 7, 2002, between the Company and Michael S. Heschel. Incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for fiscal year ended February 2, 2002.

10.6	Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-13339.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Accountants.

24.1	Powers of Attorney.

31	Rule 13a-14 (a) / 15d – 14 (a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: April 14, 2004	By (*David B. Dillon) David B. Dillon Chief Executive Officer
Dated: April 14, 2004	By (*J. Michael Schlotman) J. Michael Schlotman Group Vice President and Chief Financial Officer
Dated: April 14, 2004	By (*M. Elizabeth Van Oflen) M. Elizabeth Van Oflen Vice President & Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 14th day of April, 2003.

(*Reuben V. Anderson) Reuben V. Anderson	Director

Director

Robert D. Beyer

(*John L. Clendenin) John L. Clendenin	Director

Director

Richard K. Davidson
(*David B. Dillon) David B. Dillon	Chief Executive Officer and Director
(*David B. Lewis) David B. Lewis	Director
(*John T. LaMacchia) John T. LaMacchia	Director
(*Edward M. Liddy) Edward M. Liddy	Director
(*Don W. McGeorge) Don W. McGeorge	President, Chief Operating Officer, and Director

(*W. Rodney McMullen) W. Rodney McMullen		Vice Chairman and Director

(*Clyde R. Moore) Clyde R. Moore		Director

(*Katherine D. Ortega) Katherine D. Ortega		Director

(*Joseph A. Pichler) Joseph A. Pichler		Chairman of the Board of Directors and Director

(*Steven R. Rogel) Steven R. Rogel		Director

(*Bobby S. Shackouls) Bobby S. Shackouls		Director

*By:	(Bruce M. Gack) Bruce M. Gack Attorney-in-fact