Form 10-K/A
period 2004-01-31
KROGER CO
filed 2004-05-10
CIK 56873

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

Explanatory Note:

This filing is made solely to amend the “Executive Officers of the Company” section of Part III, Item 10 in order to incorporate changes to officers subsequent to the filing of the Company’s Annual Report on Form 10-K but prior to the filing of its Proxy Statement.

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

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of May 6, 2004. Except as otherwise noted below, each person has held office for at least five years. Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History

Donald E. Becker	55	Mr. Becker was promoted to Senior Vice President effective January 26, 2000. Prior to his election, Mr. Becker was appointed President of the Company’s Central Marketing Area in 1996. Before this, Mr. Becker served in a number of key management positions in the Company’s Cincinnati/Dayton Marketing Area, including Vice President of Operations and Vice President of Merchandising. He joined the Company in 1969.

William T. Boehm	56	Mr. Boehm was promoted to Senior Vice President and President of Manufacturing effective May 6, 2004. Prior to that he was Group Vice President, Logistics effective April 29, 2001. Mr. Boehm joined the Company in 1981 as Director of Economic Research. He served as Vice President, Corporate Planning and Research in 1986. He was named Vice President Grocery Procurement in 1989 and Vice President of Logistics in 1994.

Geoffrey J. Covert	52	Mr. Covert was elected Senior Vice President effective May 6, 2004, on special assignment to the Company’s Cincinnati division. Prior to that he was Senior Vice President and President of Manufacturing, effective April 25, 1999. He was elected Group Vice President and President of Manufacturing effective April 19, 1998. Mr. Covert joined the Company and was appointed Vice President, Grocery Products Group, on March 18, 1996. Prior to joining the Company, he had 23 years of service with Procter & Gamble. In his last role with Procter & Gamble, Mr. Covert was responsible for Manufacturing Purchasing, Customer Service/Logistics, Engineering, Human Resources, and Contract Manufacturing for Procter & Gamble’s Hard Surface Cleaner business in North America.

David B. Dillon	53	Mr. Dillon was promoted to Chief Executive Officer effective June 26, 2003. Prior to this he was elected President and Chief Operating Officer effective January 26, 2000. Upon the merger with Fred Meyer, Inc., he was named President of the combined Company. Prior thereto, Mr. Dillon was elected President and Chief Operating Officer of Kroger effective June 18, 1995. Prior to this he was elected Executive Vice President on September 13, 1990, Chairman of the Board of Dillon Companies, Inc. on September 8, 1992, and President of Dillon Companies, Inc. on April 22, 1986.

Kevin M. Dougherty	51	Mr. Dougherty was promoted to Group Vice President, Logistics effective May 6, 2004. Mr. Dougherty joined the Company in 2001 as Vice President, Supply Chain Operations. Before joining the Company Mr. Dougherty operated an independent logistics consulting practice and held a number of key positions in logistics and information technology.

Joseph A Grieshaber, Jr.	47	Mr. Grieshaber was elected Group Vice President, Perishables Merchandising and Procurement, effective August 4, 2003. Prior to this he held a variety of management positions within the Company, most recently serving as Vice President of Merchandising for the Company’s Great Lakes Division. Mr. Grieshaber joined the Company in 1983.

Paul W. Heldman	52	Mr. Heldman was elected Senior Vice President effective October 5, 1997, Secretary on May 21, 1992, and Vice President and General Counsel effective June 18, 1989. Prior to his election he held various positions in the Company’s Law Department. Mr. Heldman joined the Company in 1982.

Scott M. Henderson	48	Mr. Henderson was elected Vice President effective June 26, 2003 and Treasurer effective January 6, 2002. Mr. Henderson joined the Company in 1981 as Manager of Financial Reporting. He held a variety of management positions and was promoted to Vice President of Planning in February 2000.

Michael S. Heschel	62	Mr. Heschel was elected Executive Vice President effective June 18, 1995. Prior to this he was elected Senior Vice President—Information Systems and Services on February 10, 1994, and Group Vice President—Management Information Services on July 18, 1991. Before this Mr. Heschel served as Chairman and Chief Executive Officer of Security Pacific Automation Company. From 1985 to 1990 he was Corporate Vice President of Baxter International, Inc.

Carver L. Johnson	54	Mr. Johnson joined the Company as Group Vice President of Management Information Systems in December 1999. Prior to joining the Company, he served as Vice President and Chief Information Officer of Gymboree. From 1993 to 1998, Mr. Johnson was Senior Systems Director of Corporate Services for Sears, Roebuck & Co. He previously held management positions with Jamesway Corp., Linens ‘n Things, and Pay ‘n Save Stores, Inc.

Bruce A. Macaulay	50	Mr. Macaulay was elected Group Vice President, Grocery/Drug/ GM/Pharmacy Merchandising and Advertising effective April 27, 2003. Mr. Macaulay joined the Company in 1973 as a part-time retail clerk. He held a variety of management positions with the Company throughout his career. Prior to his promotion he served as Vice President of Merchandising for the Cincinnati/Dayton Division. Before that he was Vice President of Grocery Merchandising and Procurement at the Company’s corporate headquarters.

Lynn Marmer	51	Ms. Marmer was elected Group Vice President effective January 19, 1998. Prior to her election, Ms. Marmer was an attorney in the Company’s Law Department. Ms. Marmer joined the Company in 1997. Before joining the Company she was a partner in the law firm of Dinsmore & Shohl.

Don W. McGeorge	49	Mr. McGeorge was promoted to President and Chief Operating Officer effective June 26, 2003. Prior to that, he was elected Executive Vice President effective January 26, 2000 and Senior Vice President effective August 10, 1997. Before his election, Mr. McGeorge was President of the Company’s Columbus Marketing Area effective December 29, 1996; and prior thereto President of the Company’s Michigan Marketing Area effective June 20, 1993. Before this he served in a number of key management positions with the Company, including Vice President of Merchandising of the Company’s Nashville Marketing Area. Mr. McGeorge joined the Company in 1977.

W. Rodney McMullen	43	Mr. McMullen was elected Vice Chairman effective June 26, 2003. Prior to that he was elected Executive Vice President – Strategy, Planning and Finance effective January 26, 2000, Executive Vice President and Chief Financial Officer effective May 20, 1999, Senior Vice President effective October 5, 1997, and Group Vice President and Chief Financial Officer effective June 18, 1995. Before that he was appointed Vice President-Control and Financial Services on March 4, 1993, and Vice President, Planning and Capital Management effective December 31, 1989. Mr. McMullen joined the Company in 1978 as a part-time stock clerk.

M. Marnette Perry	52	Ms. Perry was elected Senior Vice President effective July 20, 2003. Prior to this she was elected Group Vice President of Perishables Merchandising and Procurement on March 3, 2003. Prior to this she held a variety of significant positions within the Company, including President of the Company’s Michigan Division, and most recently as President of the Company’s Columbus Division.

Joseph A. Pichler	64	Mr. Pichler was elected Chairman of the Board on September 13, 1990. He also served as Chief Executive Officer from June 17, 1990 to June 25, 2003. Prior to this he was elected President and Chief Operating Officer on October 24, 1986, and Executive Vice President on July 16, 1985. Mr. Pichler joined Dillon Companies, Inc. in 1980 as Executive Vice President and was elected President of Dillon Companies, Inc. in 1982.

J. Michael Schlotman	46	Mr. Schlotman was elected Senior Vice President effective June 26, 2003, and Chief Financial Officer effective January 26, 2000. Prior to that he was elected Group Vice President on January 26, 2000, and was elected Vice President and Corporate Controller in 1995. Prior to that, he served the Company in various corporate accounting positions. Mr. Schlotman joined the Company in 1985.

Paul J. Scutt	55	Mr. Scutt was named Group Vice President of Retail Operations on May 21, 2002. He has held a number of significant positions with the Company including Regional Vice President of the Company’s Hutchinson operations, and most recently as President of the Company’s Central Division.

M. Elizabeth Van Oflen	46	Ms. Van Oflen was elected Vice President and Controller on April 11, 2003. Prior to her election she held various positions in the Company’s Finance and Tax Departments. Ms. Van Oflen joined the Company in 1982.

Della Wall	52	Ms. Wall was elected Group Vice President on April 9, 2004. Prior to her election she held various positions in the Company’s human resources department, manufacturing group and drug store division, most recently serving as Vice President of Human Resources. Ms. Wall joined the Company in 1971.

Robert E. Zincke	61	Mr. Zincke was elected Executive Vice President effective June 26, 2003. Prior to that he was elected Senior Vice President effective November 7, 2002. Prior to that he held a variety of significant positions with the Company, most recently he was President of the Company’s Southwest Division for 12 years.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements:

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

(c)	Exhibits

3.1	Amended Articles of Incorporation of The Kroger Co. are incorporated by reference to Exhibit 3.1 of The Kroger Co.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Kroger Co.’s Regulations are incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Registration Statement on Form S-3 (Registration No. 33-57552) filed with the SEC on January 28, 1993.

4.1	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

10.1	Material Contracts—Third Amended and Restated Employment Agreement dated as of July 22, 1993, between the Company and Joseph A. Pichler is hereby incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 9, 1993.

10.2	Executive Employment Agreement dated as of November 30, 2001, between the Company and David B. Dillon. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for fiscal year ended February 2, 2002.

10.3	Executive Employment Agreement dated as of April 22, 2002, between the Company and W. Rodney McMullen. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for fiscal year ended February 2, 2002.

10.4	Executive Employment Agreement dated as of November 30, 2001, between the Company and Don W. McGeorge. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the quarter ended August 18, 2002.

10.5	Executive Employment Agreement dated as of June 7, 2002, between the Company and Michael S. Heschel. Incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for fiscal year ended February 2, 2002.

10.6	Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-13339.

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Accountants.

*24.1	Powers of Attorney.

31.1	Rule 13a-14 (a) / 15d – 14 (a) Certifications.

*32	Section 1350 Certifications.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: May 10, 2004	By	(*David B. Dillon)

David B. Dillon Chief Executive Officer

Dated: May 10, 2004	By	(*J. Michael Schlotman)

J. Michael Schlotman Group Vice President and Chief Financial Officer

Dated: May 10, 2004	By	(*M. Elizabeth Van Oflen)

M. Elizabeth Van Oflen Vice President & Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 10th day of May, 2004.

(*Reuben V. Anderson) Reuben V. Anderson	Director

Robert D. Beyer	Director

(*John L. Clendenin) John L. Clendenin	Director

Richard K. Davidson	Director

(*David B. Dillon) David B. Dillon	Chief Executive Officer and Director

(*David B. Lewis) David B. Lewis	Director

(*John T. LaMacchia) John T. LaMacchia	Director

(*Edward M. Liddy) Edward M. Liddy	Director

(*Don W. McGeorge) Don W. McGeorge	President, Chief Operating Officer, and Director

(*W. Rodney McMullen) W. Rodney McMullen		Vice Chairman and Director

(*Clyde R. Moore) Clyde R. Moore		Director

(*Katherine D. Ortega) Katherine D. Ortega		Director

(*Joseph A. Pichler) Joseph A. Pichler		Chairman of the Board of Directors and Director

(*Steven R. Rogel) Steven R. Rogel		Director

(*Bobby S. Shackouls) Bobby S. Shackouls		Director

*By:	(Bruce M. Gack) Bruce M. Gack Attorney-in-fact