Form 10-Q
period 2004-05-22
KROGER CO
filed 2004-07-01
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 22, 2004

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

There were 739,105,212 shares of Common Stock ($1 par value) outstanding as of June 23, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

(unaudited)

	First Quarter Ended
	May 22, 2004	May 24, 2003
Sales	$16,905	$16,266

Merchandise costs, including advertising, warehousing, and transportation	12,518	11,930
Operating, general and administrative	3,218	3,030
Rent	208	198
Depreciation and amortization	372	355

Earnings from operations	589	753
Interest expense	172	190

Earnings before income tax expense	417	563
Income tax expense	154	211

Net earnings	$263	$352

Net earnings per basic common share	$0.35	$0.47

Average number of common shares used in basic calculation	741	754
Net earnings per diluted common share	$0.35	$0.46

Average number of common shares used in diluted calculation	749	761

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	May 22, 2004	January 31, 2004
ASSETS
Current assets
Cash, including temporary cash investments of $11 in 2004 and $15 in 2003	$143	$159
Store deposits in-transit (Note 1)	493	579
Receivables	629	740
Inventory	4,229	4,169
Prefunded employee benefits	73	300
Prepaid and other current assets	271	251

Total current assets	5,838	6,198
Property, plant and equipment, net	11,256	11,178
Goodwill	3,132	3,134
Fair value interest rate hedges (Note 12)	—	6
Other assets and investments	251	247

Total Assets	$20,477	$20,763

LIABILITIES
Current liabilities
Current portion of long-term debt, at face value, including obligations under capital leases	$255	$248
Accounts payable	3,635	3,637
Accrued salaries and wages	541	547
Deferred income taxes	203	138
Other current liabilities	1,412	1,595

Total current liabilities	6,046	6,165

Long-term debt including obligations under capital leases
Long-term debt, at face value, including obligations under capital leases	7,687	8,012
Adjustment to reflect fair value interest rate hedges (Note 12)	70	104

Long-term debt including obligations under capital leases	7,757	8,116

Fair value interest rate hedges (Note 12)	22	—
Deferred income taxes	1,035	990
Other long-term liabilities	1,477	1,481

Total Liabilities	16,337	16,752

Commitments and Contingencies (Note 11)

SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 916 shares issued in 2004 and 913 shares issued in 2003	916	913
Additional paid-in capital	2,394	2,382
Accumulated other comprehensive loss	(124)	(124)
Accumulated earnings	3,930	3,667
Common stock in treasury, at cost, 178 shares in 2004 and 170 shares in 2003	(2,976)	(2,827)

Total Shareowners’ Equity	4,140	4,011

Total Liabilities and Shareowners’ Equity	$20,477	$20,763

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Quarter Ended
	May 22, 2004	May 24, 2003
Cash Flows From Operating Activities:
Net earnings	$263	$352
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	372	355
LIFO charge	11	12
Deferred income taxes	46	76
Other	1	(4)
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Inventories	(71)	(46)
Receivables	63	88
Store deposits in-transit	86	(165)
Prepaid expenses	204	223
Accounts payable	78	50
Accrued expenses	(218)	(51)
Accrued income taxes	112	115
Contribution to company-sponsored pension plan	—	(100)
Other	(6)	28

Net cash provided by operating activities	941	933

Cash Flows From Investing Activities:
Capital expenditures, excluding acquisitions	(453)	(664)
Proceeds from sale of assets	14	13
Payments for acquisitions, net of cash acquired	(4)	(6)
Other	(4)	1

Net cash used by investing activities	(447)	(656)

Cash Flows From Financing Activities:
Reductions in long-term debt	(321)	(336)
Financing charges incurred	(4)	(2)
Increase (decrease) in book overdrafts	(79)	58
Proceeds from interest rate swap terminations	—	114
Proceeds from issuance of capital stock	15	5
Treasury stock purchases	(121)	(131)

Net cash used by financing activities	(510)	(292)

Net decrease in cash and temporary cash investments	(16)	(15)
Cash and temporary cash investments:
Beginning of year	159	171

End of quarter	$143	$156

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$215	$209
Cash paid (refunded) during the year for income taxes	$(7)	$12
Non-cash changes related to purchase acquisitions:
Fair value of assets acquired	$3	$6
Goodwill recorded	$1	$—
Liabilities assumed	$—	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts are in millions except per share amounts.

Certain prior-year amounts have been reclassified to conform to current-year presentation.

1. ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co. and its subsidiaries. The January 31, 2004 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”). Significant intercompany transactions and balances have been eliminated. References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the fiscal 2003 Annual Report on Form 10-K of The Kroger Co. filed with the SEC on April 14, 2004, as amended.

The unaudited information included in the Consolidated Financial Statements for the first quarters ended May 22, 2004 and May 24, 2003 include the results of operations of the Company for the 16-week period then ended.

Store Closing Costs

All closed store liabilities related to exit or disposal activities initiated after December 31, 2002, are accounted for in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company provides for closed store liabilities relating to the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The Company estimates the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed stores. The closed store lease liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years. Adjustments to closed store liabilities primarily relate to changes in subtenant income and lease buyouts. Adjustments are made for changes in estimates in the period in which the change becomes known. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period.

Owned stores held for disposal are reduced to their estimated net realizable value. Costs to reduce the carrying values of property, equipment and leasehold improvements are accounted for in accordance with the Company’s policy on impairment of long-lived assets. Inventory write-downs, if any, in connection with store closings, are classified in “Merchandise costs.” Costs to transfer inventory and equipment from closed stores are expensed as incurred.

Stock Option Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of the grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company also makes restricted stock awards. Compensation expense included in net earnings for restricted stock awards totaled approximately $3 and $2, after-tax, for the first quarter of 2004 and 2003, respectively. The Company’s stock option plans are more fully described in the Company’s fiscal 2003 Annual Report on Form 10-K.

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share as if compensation cost for all options had been determined based on the fair market value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation:”

	First Quarter
	2004	2003
Net earnings, as reported	$263	$352
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	3	2
Subtract: Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefits	(13)	(16)

Pro forma net earnings	$253	$338

Net earnings per basic common share, as reported	$0.35	$0.47
Pro forma earnings per basic common share	$0.34	$0.45
Shares used in basic calculation	741	754
Net earnings per diluted common share, as reported	$0.35	$0.46
Pro forma earnings per diluted common share	$0.34	$0.44
Shares used in diluted calculation	746	761

Store Deposits In-Transit

Store deposits in-transit generally represent funds deposited to the Company’s bank accounts at the end of the quarter related to sales, a majority of which were paid for with credit cards and checks, to which the Company does not have immediate access. In previous quarters, these items were netted against accounts payable. The table below shows the balance of store deposits in-transit and accounts payable, as reclassified to conform with current year presentation, for the current and prior four quarters.

	Store Deposits In- Transit	Accounts Payable
Quarter 1, 2003	$372	$3,614
Quarter 2, 2003	$482	$3,538
Quarter 3, 2003	$501	$3,719
Quarter 4, 2003	$579	$3,637
Quarter 1, 2004	$493	$3,635

2. MERGER-RELATED COSTS

The Company is continuing the process of implementing its integration plan related to recent mergers. The following table is a summary of the changes in accruals related to various business combinations:

	Facility Closure Costs	Incentive Awards and Contributions
Balance at January 31, 2004	$64	$15
Additions	—	—
Payments	(4)	(1)

Balance at May 22, 2004	$60	$14

The $60 liability for facility closure costs primarily represents the present value of lease obligations remaining through 2019 for locations closed in California prior to the Fred Meyer merger. The $14 liability relates to a charitable contribution required as a result of the Fred Meyer merger. The Company is required to complete this payment by May 2006.

3. RESTRUCTURING CHARGES AND RELATED ITEMS

Restructuring charges

On December 11, 2001, the Company outlined a Strategic Growth Plan (“Plan”) to support additional investment in its core business to increase sales and market share. The following table summarizes the changes in the balances of liabilities associated with the Plan:

Facility Closure Costs
Balance at January 1, 2004	$5
Additions	—
Payments	—

Balance at May 22, 2004	$5

The $5 liability for facility closure costs relates to the present value of lease obligations remaining through 2009 related to the consolidation of the Company’s Nashville division office.

Store closing liabilities

In 2001 and 2000, the Company implemented two distinct, formalized plans that coordinated the closings of several locations over relatively short periods of time. The following table summarizes the changes in the balances of the liabilities:

Balances at January 31, 2004	$32
Lease liabilities recorded	—
Payments	(14)

Balances at May 22, 2004	$18

4. GOODWILL, NET

The following table summarizes the changes in the Company’s net goodwill balance:

Balance at January 31, 2004	$3,134
Goodwill recorded	—
Purchase accounting adjustments in accordance with SFAS No. 141	(2)

Balance at May 22, 2004	$3,132

5. COMPREHENSIVE INCOME

Comprehensive income is as follows:

	First Quarter Ended
	May 22, 2004	May 24, 2003
Net earnings	$263	$352
Reclassification adjustment for losses included in net earnings, net of tax (1)	—	6
Unrealized gain (loss) on hedging activities, net of tax (2)	—	(1)

Comprehensive income	$263	$357

(1)	Amount is net of tax of $4 for the first quarter of 2003.
(2)	Amount is net of tax of $(1) for the first quarter of 2003.

During 2003, other comprehensive income consisted of reclassifications of previously deferred losses on cash flow hedges into net earnings as well as market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet dates.

6. BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the first quarters of 2004 and 2003:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$34	$31	$3	$2
Interest cost	35	33	7	7
Expected return on plan assets	(38)	(38)	—	—
Amortization of:
Transition asset	—	—	—	—
Prior service cost	(2)	1	(2)	(2)
Actuarial (gain) loss	3	1	—	—

Net periodic benefit cost	$32	$28	$8	$7

7. INCOME TAXES

The effective income tax rate was 36.9% for the first quarter of 2004 and 37.5% for the first quarter of 2003. The effective income tax rate differed from federal statutory rate primarily because of the effect of state taxes and open items with various taxing authorities.

8. EARNINGS PER COMMON SHARE

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

The following table provides a reconciliation of earnings before the cumulative effect of an accounting change and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share:

	First Quarter Ended May 22, 2004			First Quarter Ended May 24, 2003
	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Earnings per basic common share	$263	741	$0.35	$352	754	$0.47
Dilutive effect of stock options and warrants	—	8		—	7

Earnings per diluted common share	$263	749	$0.35	$352	761	$0.46

The Company had options outstanding for approximately 27 shares and 43 shares during the first quarters of 2004 and 2003, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued in January of 2003 and revised in December 2003. FIN 46 provides guidance relating to the identification of, and financial reporting for, variable-interest entities, as defined in the Interpretation. FIN 46 is effective for all variable-interest entities created after January 31, 2003. For any variable-interest entities created prior to February 1, 2003, FIN 46 became effective on February 1, 2004, the beginning of the Company’s first quarter of 2004, unless earlier adopted, except for entities designated as special purpose entities for which the effective date was the fourth quarter of 2003. In the fourth quarter of 2003, the Company adopted FIN 46 for an unaffiliated mortgagor of certain of the Company’s properties.

In May 2004, the FASB issued Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting, disclosure and transition related to the Prescription Drug Act. FSP No. 106-2 will be effective for the first interim period beginning after June 15, 2004. The Company will continue to investigate the effect of FSP No. 106-2’s initial recognition, measurement and disclosure requirements on its Consolidated Financial Statements. The Company does not expect adoption of FSP No. 106-2 to have a material effect on its Consolidated Financial Statements.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Issue No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF Issue No. 03-10 became effective for the Company on February 1, 2004, the beginning of its first quarter of 2004. Adoption of EITF Issue No. 03-10 reduced the Company’s sales and merchandise costs by $17.9 during the first quarter of 2004.

10. GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At May 22, 2004, a total of approximately $6.8 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

The non-guaranteeing subsidiaries represented less than 3% on an individual and aggregate basis of consolidated assets, pre-tax earnings, cash flow and equity. Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below.

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

The following tables present summarized financial information as of May 22, 2004, and January 31, 2004, and for the first quarters ended May 22, 2004 and May 24, 2003:

Condensed Consolidating

Balance Sheets

As of May 22, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$28	$115	$—	$143
Store deposits in-transit	76	417	—	493
Accounts receivable	82	547	—	629
Net inventories	388	3,841	—	4,229
Prepaid and other current assets	300	44	—	344

Total current assets	874	4,964	—	5,838

Property, plant and equipment, net	1,166	10,090	—	11,256
Goodwill	17	3,115	—	3,132
Other assets and investments	577	(326)	—	251
Investment in and advances to subsidiaries	11,319	—	(11,319)	—

Total assets	$13,953	$17,843	$(11,319)	$20,477

Current liabilities
Current portion of long-term debt including obligations under capital leases	$249	$6	$—	$255
Accounts payable	42	3,593	—	3,635
Other current liabilities	449	1,707	—	2,156

Total current liabilities	740	5,306	—	6,046

Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,376	311	—	7,687
Adjustment to reflect fair value interest rate hedges	70	—	—	70

Long-term debt including obligations under capital leases	7,446	311	—	7,757

Fair value interest rate hedges	22	—	—	22
Other long-term liabilities	1,605	907	—	2,512

Total liabilities	9,813	6,524	—	16,337

Shareowners’ Equity	4,140	11,319	(11,319)	4,140

Total liabilities and shareowners’ equity	$13,953	$17,843	$(11,319)	$20,477

Condensed Consolidating

Balance Sheets

As of January 31, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$26	$133	—	$159
Store deposits in-transit	66	513	—	579
Accounts receivable	106	634	—	740
Net inventories	414	3,755	—	4,169
Prepaid and other current assets	271	280	—	551

Total current assets	883	5,315	—	6,198

Property, plant and equipment, net	1,129	10,049	—	11,178
Goodwill	21	3,113	—	3,134
Fair value interest rate hedges	6	—	—	6
Other assets and investments	576	(329)	—	247
Investment in and advances to subsidiaries	11,916	—	(11,916)	—

Total assets	$14,531	$18,148	$(11,916)	$20,763

Current liabilities
Current portion of long-term debt including obligations under capital leases	$242	$6	$—	$248
Accounts payable	218	3,419	—	3,637
Other current liabilities	623	1,657	—	2,280

Total current liabilities	1,083	5,082	—	6,165

Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,699	313	—	8,012
Adjustment to reflect fair value interest rate hedges	104	—	—	104

Long-term debt including obligations under capital leases	7,803	313	—	8,116

Other long-term liabilities	1,634	837	—	2,471

Total liabilities	10,520	6,232	—	16,752

Shareowners’ Equity	4,011	11,916	(11,916)	4,011

Total liabilities and shareowners’ equity	$14,531	$18,148	$(11,916)	$20,763

Condensed Consolidating

Statements of Earnings

For the Quarter Ended May 22, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,221	$14,958	$(274)	$16,905
Merchandise costs, including warehousing and transportation	1,730	11,047	(258)	12,518
Operating, general and administrative	474	2,744	—	3,218
Rent	64	159	(16)	208
Depreciation and amortization	40	331	—	372

Earnings (loss) from operations	(87)	677	—	589
Interest expense	156	17	—	172
Equity in earnings of subsidiaries	412	—	(412)	—

Earnings before tax expense	169	660	(412)	417
Tax expense (benefit)	(94)	248	—	154

Net earnings	$263	$412	$(412)	$263

Condensed Consolidating

Statements of Earnings

For the Quarter Ended May 24, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,079	$14,469	$(282)	$16,266
Merchandise costs, including warehousing and transportation	1,675	10,521	(266)	11,930
Operating, general and administrative	408	2,622	—	3,030
Rent	51	163	(16)	198
Depreciation and amortization	25	330	—	355
Merger-related costs, restructuring charges and related items	—	—	—	—

Earnings (loss) from operations	(80)	833	—	753
Interest expense	176	14	—	190
Equity in earnings of subsidiaries	512	—	(512)	—

Earnings before tax expense	256	819	(512)	563
Tax expense (benefit)	(96)	307	—	211

Net earnings	$352	$512	$(512)	$352

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended May 22, 2004

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(59)	$1,000	$941

Cash flows from investing activities:
Capital expenditures	(27)	(426)	(453)
Other	—	6	6

Net cash used by investing activities	(27)	(420)	(447)

Cash flows from financing activities:
Reductions in long-term debt	(319)	(2)	(321)
Proceeds from issuance of capital stock	15	—	15
Treasury stock purchases	(121)	—	(121)
Other	(5)	(78)	(83)
Net change in advances to subsidiaries	518	(518)	—

Net cash provided (used) by financing activities	88	(598)	(510)

Net (decrease) increase in cash and temporary cash investments	2	(18)	(16)
Cash and temporary cash investments:
Beginning of year	26	133	159

End of quarter	$28	$115	$143

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended May 24, 2003

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(809)	$1,742	$933

Cash flows from investing activities:
Capital expenditures	(6)	(658)	(664)
Other	—	8	8

Net cash used by investing activities	(6)	(650)	(656)

Cash flows from financing activities:
Reductions in long-term debt	(325)	(11)	(336)
Proceeds from issuance of capital stock	5	—	5
Proceeds from interest rate swap terminations	114	—	114
Treasury stock purchases	(131)	—	(131)
Other	(1)	57	56
Net change in advances to subsidiaries	1,147	(1,147)	—

Net used by financing activities	809	(1,101)	(292)

Net decrease in cash and temporary cash investments	(6)	(9)	(15)
Cash and temporary cash investments:
Beginning of year	43	128	171

End of quarter	$37	$119	$156

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

The determination of the obligation and expense for the Company’s pension and other post-retirement benefits is dependent on the Company’s selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in the Company’s fiscal 2003 Annual Report on Form 10-K and include, among others, the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

In addition to the $100 contributed during the first quarter of 2003, the Company expects to make cash contributions to the company-sponsored pension plans in the current and upcoming years. The Company is required to make a cash contribution of $34 by September 15, 2004 and intends to contribute an additional $149 by that date. The Company expects the additional contributions made during 2004 will reduce its minimum required contributions in future years. Among other things, performance of plan assets, the interest rates required to be used to calculate the pension obligations and future changes in legislation, will determine the amounts of any additional contributions.

The Company also participates in various multi-employer pension plans for substantially all employees represented by unions. The Company is required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based on a fixed amount for each year of service. The Company contributed $169 to these plans in fiscal 2003. The Company would have contributed an additional $13 to these plans in 2003 had there been no labor disputes. Based on the most recent information available to the Company, it believes these plans continue to be underfunded. As a result, we expect that contributions to these plans will continue to increase and the benefit levels and related issues will continue to create collective bargaining challenges. Several of our recently completed labor agreements, including southern California, resulted in a reduction of liabilities and, therefore, a reduction of expected contribution increases. These multi-employer funds are managed by trustees, appointed by management of the employers (including Kroger) and labor in equal number, who have fiduciary obligations to act prudently. Thus, while we expect contributions to these funds to continue to increase as they have in recent years, the amount of the increase will depend upon the outcome of collective bargaining, actions taken by trustees and the actual return on assets held in these funds. For these reasons, it is not practicable to determine the amount by which the Company’s multi-employer pension contributions will increase. Moreover, if the Company were to exit markets, it may be required to pay a withdrawal liability. Any adjustments for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

12. FAIR VALUE INTEREST RATE HEDGES

In the first quarter of 2003, the Company reconfigured a portion of its interest derivative portfolio by terminating six interest rate swap agreements that were accounted for as fair value hedges. Approximately $114 of proceeds received as a result of these terminations were recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt. As of May 22, 2004, the unamortized balances totaled approximately $92.

During the first two quarters of 2003, the Company initiated 10 new interest rate swap agreements that are being accounted for as fair value hedges. As of May 22, 2004, liabilities totaling $22 have been recorded to reflect the fair value of these new agreements, offset by reductions in the fair value of the underlying debt.

13. DEBT OBLIGATIONS

During the first quarter of 2004, the Company executed a new five-year revolving credit facility, maturing in 2009 totaling $1,800. The new facility replaces the $1,000 364-Day and $812.5 Five-Year credit facilities.

14. SUBSEQUENT EVENTS

The United States Attorney’s Office for the Central District of California informed the Company that it is investigating the hiring practices of Ralphs Grocery Company during the labor dispute from October 2003 through February 2004. Among matters under investigation is the allegation that certain Ralphs store directors knowingly allowed or enabled some locked out employees to work under false identities or false Social Security numbers despite Company policy forbidding such conduct. A grand jury has convened to consider whether such acts violated federal criminal statutes. The Company is cooperating with the investigation, and it is too early to determine whether charges will be filed or what potential penalties Ralphs may face. In addition, these alleged practices are the subject of claims that Ralphs’ conduct of the lockout was unlawful, and that Ralphs should be liable under the National Labor Relations Act. The National Labor Relations Board has not determined to issue a complaint and, in any case, the Company believes it has substantial defenses to any such claims.

During the first week of the second quarter, Ralphs Grocery Company closed 14 stores. Liabilities related to the closing of these, and all other stores closed during the second quarter, will be recorded in the second quarter of 2004.

On June 4, 2004, the Company called its $750, 7.375% bonds, due in March 2005. The call will be funded on July 7, 2004. The Company expects to fund the call through a combination of available cash, commercial paper, and credit facility borrowings, and therefore has reclassified to long-term liabilities the debt that was called. The interest rate swap agreements related to these bonds will be terminated at that time.

During the second quarter, the Company successfully negotiated collective bargaining agreements with local unions representing its employees in Arizona and Detroit.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Kroger continues to grow its identical food-store sales and we expect to continue the improvement. Our investment in gross margin has been slower than originally planned as our divisions implement their sales plans. We are implementing these plans in a careful manner. We plan to continue making investments in pricing, customer service and product variety to deliver strong, sustainable sales growth. Our expectations for identical food-store sales in 2004, excluding fuel, continue to be higher than what we achieved in the fourth quarter of 2003. We continue to expect earnings in 2004 to be lower than in 2003, excluding the effect of labor disputes and unusual items. During the quarter, we successfully negotiated major collective bargaining agreements in southern California, Indiana, Houston and Memphis. Thereafter, agreements were ratified in Arizona and Detroit. We currently have indefinite contract extensions in Louisville, Seattle, Nashville and Food 4 Less in southern California, and votes currently are underway to ratify a tentative agreement in Nashville. For a more detailed discussion of our expectations and uncertainties related to those expectations, please see the “Outlook” section, below.

RESULTS OF OPERATIONS

Kroger’s first quarter 2004 financial results were adversely affected by labor disputes in southern California. These disputes, which are summarized below, adversely affected our sales, FIFO gross margin (as defined below) and operating, general and administrative expenses. Our analysis below includes estimates of the effects of these disputes on our first quarter, 2004 results in these areas.

Labor dispute summary – southern California

Safeway Inc., Albertson’s, Inc. and The Kroger Co., directly or through their subsidiaries, (collectively, the “Retailers”) are party to multi-employer bargaining with various local unions affiliated with the United Food and Commercial Workers International Union (“UFCW”) (collectively, the “Unions”) in southern California. The Retailers and the Unions entered into agreements under which a strike against one employer would be deemed a strike against all employers. In addition, the Retailers entered into an agreement among themselves (the “Agreement”) requiring, among other things, that if one employer were struck, the remaining employers would lock out bargaining unit employees. The Agreement was designed to prevent the Unions from placing disproportionate pressure on one or more of the Retailers by picketing one or more of the Retailers but not the others. The Agreement is more fully described below in “Other Items.” On October 11, 2003, the Unions initiated a strike against Safeway, Inc. On October 12, 2003, the other Retailers locked out the bargaining unit employees as required by the Agreement. On February 29, 2004, Kroger announced that it was notified by the UFCW that a new labor contract had been ratified by union members, ending a 141-day work stoppage.

Sales

Total sales for the first quarter of 2004 were $16.9 billion, an increase of 3.9% over total sales of $16.3 billion for the first quarter of 2003. Total food store sales increased 3.9% as well. The difference between total sales and total food store sales primarily relate to sales at convenience and jewelry stores and sales by manufacturing plants to outside firms.

We define a food store as an identical store in the quarter after the store has been in operation and has not been expanded or relocated for four full quarters. Differences between total food store sales and identical food store sales primarily relate to changes in food store square footage. Our identical food store sales results are summarized in the table below. The identical food store dollar figures presented were used to calculate first quarter 2004 percent changes.

Identical Food Store Sales

(In millions)

			Excluding Stores Affected By Labor Disputes (1):
	First Quarter		First Quarter
	2004	2003	2004	2003
Including supermarket fuel centers	$15,108.0	$14,920.9	$13,049.6	$12,848.3
Excluding supermarket fuel centers	$14,547.0	$14,502.5	$12,498.5	$12,436.4

Including supermarket fuel centers	1.3%	(0.1)%	1.6%
Excluding supermarket fuel centers	0.3%	(1.1)%	0.5%

We define a food store as a comparable store in the quarter after the store has been in operation for four full quarters, including expansions and relocations. Our comparable food store sales results are summarized in the table below. The comparable food store dollar figures presented were used to calculate the first quarter 2004 percent changes.

Comparable Food Store Sales

(In millions)

			Excluding Stores Affected By Labor Disputes (1):
	First Quarter		First Quarter
	2004	2003	2004	2003
Including supermarket fuel centers	$15,531.4	$15,258.6	$13,440.6	$13,173.6
Excluding supermarket fuel centers	$14,948.9	$14,834.6	$12,868.0	$12,756.1

Including supermarket fuel centers	1.8%	0.7%	2.0%
Excluding supermarket fuel centers	0.8%	(0.5)%	0.9%

(1)	Sales figures excluded stores that were adversely affected by the labor dispute in southern California, as well as Food 4 Less stores whose sales were favorably affected in that region. Sales were excluded for the entire quarter.

While management believes that Kroger’s sales results are affected by product cost inflation and deflation, it is not practicable to segregate and to measure the effects of inflation and deflation on our retail prices because of changes in the types of merchandise sold during various periods and other pricing and competitive influences. For the first quarter of 2004, we estimate that our product cost inflation, including fuel, was 2.3% and, excluding fuel, was 1.6%, compared to the first quarter of 2003. We estimated that Kroger experienced product cost inflation, including fuel, was 0.0% and, excluding fuel, was 0.5% deflation for the first quarter of 2003 versus the first quarter of 2002.

Management was pleased with Kroger’s sales performance in the first quarter of 2004, especially in light of the continued difficult operating environment.

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as follows: Sales minus merchandise costs plus Last-In, First Out (“LIFO”) charge. Merchandise costs include advertising, warehousing and transportation, but exclude depreciation expenses and rent expense. FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate declined 72 basis points to 26.01% for the first quarter of 2004 from 26.73% for the first quarter of 2003. Of this decline, the effect of fuel sales accounted for a 45 basis point reduction in our FIFO gross margin rate. The declining rate on non-fuel sales reflects our investment in lower retail prices, partially offset by our improvements in shrink.

The estimated effect of the labor dispute, more fully described in “Other Items,” further affected our FIFO gross margin rates.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee related costs such as wages, health care benefit costs and retirement plan costs. Among other items, rent expense, depreciation and amortization expense, and interest expense are not included in OG&A. OG&A expenses, as a percent of sales, increased 41 basis points to 19.04% for the first quarter of 2004 from 18.63% for the first quarter of 2003. Fuel sales decreased our OG&A rate increase from the first quarter of 2003 by 27 basis points.

The labor dispute adversely affected our first quarter 2004 OG&A results by an estimated $36.4 million, of which approximately $31.9 million related to the Agreement described above. All of the remaining increase in our OG&A rate related to increases in the cost of health care and pension benefits provided to our associates and their families.

Rent Expense

Rent expense, as a percent of total sales, was 1.23% and 1.22% in the first quarters of 2004 and 2003, respectively. The increase in rent expense was primarily related to an increase in closed store activity. We closed 22 stores in the first quarter of 2004 compared to 9 stores during the first quarter of 2003. We expect decreases in our rent expense as a percent of total sales, excluding closed-store activity, reflecting the emphasis our current growth strategy places on ownership of real estate.

Depreciation Expense

Depreciation expense, as a percent of total sales, was 2.20% and 2.18% in the first quarters of 2004 and 2003, respectively. The increases in depreciation expense, as a percent of sales, result primarily from Kroger’s capital investment program and its emphasis on ownership of real estate.

Interest Expense

Interest expense, as a percent of total sales, was 1.02% and 1.17% in the first quarters of 2004 and 2003, respectively. The reduction in interest expense, as a percent of total sales, for 2004, when compared to 2003, reflects lower variable rate borrowings in 2004 as well as an overall reduction of total debt.

Income Taxes

Assuming the Work Opportunity Tax Credit is not re-established, we expect the effective tax rate for fiscal 2004 will be in the range of 38.0%. Our effective income tax rate was 36.9 % for the first quarter of 2004 and 37.5% for the first quarter of 2003. The effective income tax rates differ from the federal statutory rate primarily due to the effect of state taxes and open items with various taxing authorities.

Net Earnings

Net earnings totaled $263 million, or $0.35 per diluted share, in the first quarter of 2004. These results represent a decrease of 25.3% from net earnings of $352 million, or $0.46 per diluted share for the first quarter of 2003. Results in both quarters include the items described below in “Other Items.” Those items totaled approximately $0.10 of after-tax expense per diluted share in the first quarter of 2004, consisting entirely of the estimated effects of the labor disputes, compared to $.01 of after-tax income per diluted share in the first quarter of 2003.

OTHER ITEMS

The following table summarizes items that affected Kroger’s financial results during the periods presented. These items should not be considered alternatives to net earnings, net cash provided by operating activities or any other Generally Accepted Account Principle (“GAAP”) measure of performance or liquidity. These items should not be viewed in isolation or considered substitutes for Kroger’s results as reported in accordance with GAAP. Due to the nature of these items, as described below, it is important to identify these items and review them in conjunction with Kroger’s financial results reported in accordance with GAAP.

These items include the estimated effect of the southern California labor dispute as well as charges and credits that were recorded as components of OG&A expense.

	First Quarter
(In millions except per share amounts)	2004	2003
Items affecting FIFO gross margin (1)
Estimated effect of labor disputes	$(77)	$—

Total affecting FIFO gross margin	(77)	—

Items affecting OG&A
Estimated effect of labor disputes	(4)	—
Mutual strike assistance agreement	(32)	—
Energy purchase commitments – market value adjustment	—	(3)
Reduction of lease liabilities – store closing plans	—	10

Total affecting OG&A	(36)	7

Total pre-tax income (loss)	(113)	7

Income tax effect	42	(3)

Total after-tax income (loss)	$(71)	$4

Diluted shares	749	761

Estimated diluted per share income (loss)	$(0.10)	$0.01

(1)	FIFO gross margin is defined above in “Results of Operations.”

Items Affecting FIFO Gross Margin and Operating, General and Administrative Expense

Estimated Effect of Labor Disputes

In prior quarters, we estimated the effect of labor disputes by comparing actual results to internal projections and forecasts prepared prior to the labor dispute. Since the labor dispute continued into 2004, we did not have a current projection without the labor dispute for the first quarter and instead used our 2004 budgets. Our 2004 budgets were prepared taking into consideration economic and competitive conditions, as well as changes in our business plan strategies, but assuming the strike had not occurred. Based on those budgets, the estimated effects included the difference between reported sales and sales budgets less reported merchandising costs and budgeted merchandising cost and the difference between reported OG&A and budgeted OG&A expenses.

Differences affecting FIFO gross margin included incremental warehousing, distribution, advertising and inventory shrinkage expenses incurred during the labor dispute, as well as the investment in FIFO gross margin, through targeted retail price reductions, and advertising in order to regain our sales during the post-strike recovery period. Differences in OG&A included costs associated with hiring and training replacement workers, costs associated with bringing in employees from other Kroger divisions to work on a temporary basis, expenses under the Agreement and costs related to hiring and training workers to replace union members who did not return to work after the labor dispute ended.

As described above in “Results of Operations,” the Agreement entered into in connection with the multi-employer collective bargaining agreement among the Retailers was designed to prevent the Unions from placing disproportionate pressure on one or more of the Retailers by picketing one or more of the Retailers but not the others. The Agreement provided for payments from any of the Retailers who gained from such disproportionate pressure to any of the Retailers who suffered from such disproportionate pressure, based on a percentage of the sales deemed caused by the disproportionate pressure. Expenses related to the Agreement were recorded as OG&A and totaled approximately $32 million, pre-tax, during the first quarter of 2004.

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

In total, in the first quarter of 2003, we recorded pre-tax income of $10 million to adjust these liabilities to reflect the outstanding lease commitments at the locations remaining under the plans. Sales at the stores remaining under the plans totaled $41 million and $43 million for the rolling four-quarter periods ended May 22, 2004, and May 24, 2003, respectively. Net operating income or loss for these stores cannot be determined on a separately identifiable basis.

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

SFAS No. 133 required the excess contracts to be marked to fair value through current-period earnings each quarter. In the first quarter of 2003, we recorded a pre-tax charge of $3 million to mark the excess contracts to fair value as of May 24, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $941 million of cash from operating activities during the first quarter of 2004 compared to $933 million during the first quarter of 2003. Our decrease in net earnings was offset by decreases in store deposits in-transit and the use of cash to decrease accrued expense. In addition, during the first quarter of 2003, we made a cash contribution of $100 million to our Company sponsored pension plan.

Net cash used by investing activities

Investing activities used $447 million of cash during the first quarter of 2004 compared to $656 million during the first quarter of 2003. The amount of cash used by investing activities decreased in 2004 versus 2003 due to the buyout of a synthetic lease totaling $202 million in 2003.

Net cash used by financing activities

Financing activities used $510 million of cash in the first quarter of 2004 compared to $292 million in the first quarter of 2003. The increase in the amount of cash used was cause by a reduction of $79 million in the amount of book overdrafts and proceeds totaling $114 million received during the first quarter of 2003 for the termination of several interest rate swap agreements. We used a net of $321 million to reduce outstanding debt during the first quarter of 2004 compared to $336 million during the first quarter of 2003.

Debt Management

On May 21, 2004, we announced we had executed a new five-year revolving credit facility totaling $1.8 billion. The new facility replaces our $1.0 billion 364-day and $812.5 million five-year credit facilities. In addition to the new $1.8 billion credit facility, maturing in 2009, we continue to maintain a $700 million five-year credit facility that matures in 2007. Outstanding credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facilities. In addition, we had a $75 million money market line, borrowings under which also reduce the funds available under the credit facilities. As of May 22, 2004, our outstanding credit agreement and commercial paper borrowings totaled $95 million. We had no borrowings under the money market line as of May 22, 2004. The outstanding letters of credit that reduced the funds available under the credit facility totaled $255 million at such time.

As of May 22, 2004, we also had a $100 million pharmacy receivable securitization facility that provided capacity incremental to the $2.5 billion described above. Funds received under this $100 million facility do not reduce funds available under the Credit Facilities. Collection rights to some of Kroger’s pharmacy accounts receivable balances are sold to initiate the drawing of funds under the facility. As of May 22, 2004, we had no borrowings under the pharmacy receivable securitization facility.

Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. As of May 22, 2004, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases, decreased $258 million to $8.0 billion as of the end of the first quarter of 2004, from $8.3 billion as of the end of the first quarter of 2003. Total debt decreased $350 million as of the end of the first quarter of 2004 from $8.4 billion as of year-end 2003. The decreases in 2004 resulted from the use of cash flow from operations to reduce outstanding debt and lower mark-to-market adjustments.

On June 4, 2004, we called a $750 million, 7.375% bond issuance due in March 2005. The call will be funded on July 7, 2004, and is expected to be funded through a combination of available cash, commercial paper, and credit facility borrowings. Based on current interest rates, we expect to incur a premium of approximately $26 million and anticipate a reduction in interest expense of approximately $21 million for the current year.

Common Stock Repurchase Program

During the first quarter of 2004, we invested $149 million to repurchase 9.0 million shares of Kroger stock at an average price of $16.62 per share. These shares were reacquired under two separate stock repurchase programs. The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors in December of 2002. The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. In the first quarter of 2004, we purchased approximately 7.3 million shares, totaling $121 million, under our $500 million stock repurchase program and we purchased an additional 1.7 million shares, totaling $28 million, under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises. As of May 22, 2004, we had $39 million remaining under the $500 million authorization.

CAPITAL EXPENDITURES

Capital expenditures excluding acquisitions totaled $453 million for the first quarter of 2004 compared to $664 million for the first quarter of 2003. Expenditures in the first quarter of 2003 included purchases of assets totaling $202 which were previously financed under a synthetic lease.

During the first quarter of 2004, we opened, acquired, expanded or relocated 32 food stores and also completed 42 within-the-wall remodels. In total, we operated 2,536 food stores at the end of the first quarter of 2004 versus 2,496 food stores in operation at the end of the first quarter of 2003. Total food store square footage increased 2.4% over the first quarter of 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued in January of 2003 and revised in December 2003. FIN 46 provides guidance relating to the identification of, and financial reporting for, variable-interest entities, as defined in the Interpretation. FIN 46 is effective for all variable-interest entities created after January 31, 2003. For any variable-interest entities created prior to February 1, 2003, FIN 46 became effective on February 1, 2004, the beginning of the our first quarter of 2004, unless earlier adopted, except for entities designated as special purpose entities for which the effective date was the fourth quarter of 2003. In the fourth quarter of 2003, we adopted FIN 46 for an unaffiliated mortgagor of certain of our properties.

In May 2004, the FASB issued Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting disclosure, disclosure and transition related to the Prescription Drug Act. FSP No. 106-2 will be effective for the first interim period beginning after June 15, 2004. We will continue to investigate the effect of FSP No. 106-2’s initial recognition, measurement and disclosure requirements on our Consolidated Financial Statements, however, we do not expect adoption of FSP No. 106-2 to have a material effect on our Consolidated Financial Statements.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Issue No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF Issue No. 03-10 became effective for Kroger on February 1, 2004, the beginning of our first quarter of 2004. Adoption of EITF Issue No. 03-10 reduced our sales and merchandise costs by $17.9 during the first quarter of 2004. We expect adoption of EITF Issue No. 03-10 will have similar effects in future quarters.

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

•	We obtain sales growth from new square footage, as well as from increased productivity from existing locations. We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, natural food markets, supermarket fuel centers, seafood shops, floral shops, and bakeries. We believe the combination store format will allow us to withstand continued competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. We expect identical food store sales for 2004, excluding fuel, to be stronger than our fourth quarter of 2003 results of 1.3%, excluding stores affected by labor disputes. This assumes the economic and competitive environment will remain unchanged.

•	Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis on self-development and ownership of real estate, and on logistics and technology improvements. The continued capital spending in technology focused on improved store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, should reduce merchandising costs as a percent of sales. Capital spending for fiscal 2003 was $2.1 billion, including acquisitions and the purchase of assets financed under the synthetic lease at February 1, 2003. We intend to use the combination of cash flow from operations and borrowings under credit facilities to finance capital expenditure requirements. If determined preferable, we may fund capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity. We expect capital investment for 2004 to be in the range of $1.8 - $2.0 billion, excluding acquisitions. Total food store square footage is expected to grow 2-3% before acquisitions and operational closings.

•	Based on current operating results, we believe that cash flow from operations and other sources of liquidity, including borrowings under our commercial paper program and bank credit facilities, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

•	We expect that our OG&A results will be affected by increased costs, such as health care benefit costs, pension costs, utility costs and credit card fees, as well as any future labor disputes.

•	We expect rent expense, as a percent of total sales and excluding closed-store activity, will decrease due the emphasis our current growth strategy places on ownership of real estate.

•	We expect that our effective tax rate for 2004 will be in the range of 38.0%, assuming the Work Opportunity Tax Credit is not re-established.

•	We expect earnings in 2004 to be lower than in 2003, excluding the effect of the labor dispute and unusual items. It is not possible for Kroger to provide a more precise earnings estimate for 2004 because of the inherent uncertainties in the time and investment needed to recover from the labor dispute in southern California and the related competitive activity.

•	We plan to continue using one-third of cash flow for debt reduction and two-thirds for stock repurchase or payment of a cash dividend.

•	We have achieved significant cost savings over the past two years. We believe that in 2004 there will be additional opportunities to reduce our operating costs in areas such as administration, labor, shrink, warehousing and transportation. These savings will be invested in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•	In addition to the $100 million contributed during the first quarter of 2003, we expect to make cash contributions to the company-sponsored plans in the current and upcoming years. We are required to make a cash contribution of $34 million by September 15, 2004. In addition, we intend to contribute an additional $149 million by September 15, 2004. We expect the additional contributions made during 2004 will reduce our minimum required contributions in future years. Among other things, performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.

•	In addition to the company-sponsored pension plans, we also participate in various multi-employer pension plans for substantially all employees represented by unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based on a fixed amount for each year of service. We contributed $169 million, $153 million and $114 million to these funds in 2003, 2002 and 2001, respectively. We would have contributed an additional $13 million to these plans in 2003 had there been no labor disputes. Based on the most recent information available to us, we believe these multi-employer plans are underfunded. As a result, we expect that contributions to these plans will continue to increase and the benefit levels and related issues will continue to create collective bargaining challenges. Several recently completed labor negotiations, including southern California, resulted in a reduction of liabilities and, therefore, a reduction of expected contribution increases. These multi-employer funds are managed by trustees, appointed by management of the employers (including Kroger) and labor in equal number, who have fiduciary obligations to act prudently. Thus, while we expect contributions to these funds to continue to increase as they have in recent years, the amount of increase will depend upon the outcome of collective bargaining, actions taken by trustees and the actual return on assets held in these funds. For these reasons, it is not practicable to determine the amount by which our multi-employer pension contributions will increase. Moreover, if we were to exit markets, we may be required to pay a withdrawal liability. Any adjustments for withdrawal liability well be recorded when it is probable that a liability exists and can be reasonably estimated, and when it is determined that markets will be exited.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•	We currently have contract extensions in Louisville, Seattle, Nashville, and Food 4 Less in southern California. Those extensions are subject to termination by either party following notice. We are actively pursuing negotiation of new agreements in those areas. We remain hopeful, but cannot be certain, that we can reach satisfactory agreements without work stoppages in those markets. In 2004, we have major contracts expiring in Denver, Las Vegas, and Cincinnati. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. A prolonged work stoppage affecting a substantial number of stores could have a material effect on our results.

•	Our ability to achieve sales and earnings goals will be affected by: labor disputes, industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors; our response to these actions; the state of the economy, including the inflationary and deflationary trends in certain commodities; stock repurchases and the success of our future growth plans.

•	In addition to the factors identified above, our identical store sales growth could be affected by increases in Kroger private-label sales, the effect of “sister stores,” and reductions in retail pricing. Kroger’s EPS growth goals could be affected by: recessionary trends in the economy; our ability to achieve the cost reductions that we have identified, including those to reduce shrink and OG&A; continued increases in health care, pension and credit card fees; and the success of our capital investments.

•	Our ability to achieve our cost savings goals could be affected by our ability to achieve productivity improvements and shrink reduction; the impact of current or future labor disputes; efficiencies in our distribution centers and those created by our logistics projects; and competitive activity in the marketplace in which we operate.

•	The amount of contributions made to our pension and multi-employer plans will be affected by the performance of investments made by the plans as well as the extent to which trustees of the plans reduce the costs of future service benefits.

•	We have estimated our exposure to the claims and litigation arising in the normal course of business and believe we have made adequate provisions for them. Unexpected outcomes in these matters could result in an adverse effect on our earnings.

•	The proportion of cash flow used to reduce outstanding debt, repurchase common stock, or pay a cash dividend may be affected by the market price of Kroger common stock, the amount of outstanding debt available for pre-payment and changes in borrowing rates.

•	Consolidation in the food industry is likely to continue and the effects on our business, favorable or unfavorable, cannot be foreseen.

•	The results of our future growth plans, including the amount and timing of cost savings expected, could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional retailers; our response actions; the state of the economy, including deflationary trends in certain commodities; recessionary times in the economy, our ability to achieve the cost reductions that we have identified, including those to reduce shrink and operating, general and administrative expense; increase in health care, pension and credit card fees; and the success of our capital investments.

•	Rent expense, which is offset by subtenant rental income, could be adversely affected by the state of the economy, increased store closure activity and future consolidation, as well as the extent to which we are successful in developing stores on a Company-owned basis rather than a leased basis.

•	Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or remaining terms of leases. Use of the straight-line method of depreciation creates a risk that future asset write-offs or potential impairment charges related to store closings would be larger than if an accelerated method of depreciation was followed.

•	Our effective tax rate could be affected by changes in tax laws, including tax credits made available to us.

•	The grocery retailing industry continues to experience fierce competition from other food retailers, supercenters, mass merchandisers club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could adversely affect our sales.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material effect on our financial statements.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate, may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Changes in our product mix may negatively affect certain financial indicators. For example, we have added and will continue to add supermarket fuel centers. Since gasoline generates low profit margins but significant sales, we expect to see our gross profit margins decrease as we sell more gasoline. Although this negatively affects our gross profit margin, gasoline provides a positive effect on operating, general and administrative expense as a percent of sales.

•	Our ability to integrate any companies we acquire or have acquired, and achieve operating improvements at those companies, will affect our operations.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, or if our logistics and technology projects are not completed in the time frame expected or on budget.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, or may decrease the customer demand for certain products. Additionally, increases in the cost of inputs, such as utility costs or raw material costs, could negatively impact financial ratios and net earnings.

•	Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass on these increases to our customers, our gross margin and net earnings will suffer.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no other significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the SEC on April 14, 2004.

ITEM 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter-ended May 22, 2004. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter-ended May 22, 2004, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in millions)
First four weeks
February 1, 2004 to February 28, 2004	—	$—	—	$160

Second four weeks
February 29, 2004 to March 27, 2004	4,607,570	$16.71	4,607,570	$111

Third four weeks
March 28, 2004 to April 24, 2004	3,703,400	$16.51	3,703,400	$50

Fourth four weeks
April 25, 2004 to May 22, 2004	670,000	$16.64	670,000	$39

Total	8,980,970	$16.62	8,980,970	$39

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of 2004 contains four 28-day periods.
(2)	Shares were repurchased under (i) a $500 million stock repurchase program, authorized by the Board of Directors on December 10, 2002, and (ii) a program authorized in December of 1999 to repurchase common stock to reduce dilution resulting from our employee stock option plans, a program which is limited based on proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.
(3)	Amounts shown in this column reflect amounts remaining under the $500 million stock repurchase program referenced in Note 2 above. Amounts remaining under the program seeking to reduce dilution resulting from stock option exercises are not determinable.

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

EXHIBIT 31.1 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer
EXHIBIT 31.2 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer
EXHIBIT 32.1 – Section 1350 Certifications
EXHIBIT 99.1 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.
(b)	The Company disclosed and filed an announcement of fourth quarter and fiscal year 2003 earnings in its Current Report on Form 8-K dated March 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: July 1, 2004	By:	/s/ David B. Dillon
David B. Dillon
Chairman and
Chief Executive Officer

Dated: July 1, 2004	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit 3.1 -	Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Company’s Regulations are incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

Exhibit 4.1 -	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

Exhibit 32.1 -	Section 1350 Certifications

Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.