Form 10-Q
period 2004-08-14
KROGER CO
filed 2004-09-23
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 14, 2004

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

There were 739,105,217 shares of Common Stock ($1 par value) outstanding as of September 17, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 14, 2004	August 16, 2003	August 14, 2004	August 16, 2003
Sales	$12,980	$12,351	$29,885	$28,617

Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	9,716	9,102	22,234	21,032
Operating, general and administrative	2,449	2,390	5,667	5,420
Rent	144	148	351	346
Depreciation and amortization	290	269	662	624

Earnings from operations	381	442	971	1,195
Interest expense	152	138	325	328

Earnings before income tax expense	229	304	646	867
Income tax expense	87	114	241	325

Net earnings	$142	$190	$405	$542

Net earnings per basic common share	$0.19	$0.25	$0.55	$0.72

Weighted average number of common shares used in basic calculation	737	747	739	751

Net earnings per diluted common share	$0.19	$0.25	$0.54	$0.71

Weighted average number of common shares used in diluted calculation	744	756	747	759

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	August 14, 2004	January 31, 2004
ASSETS
Current assets
Cash, including temporary cash investments of $15 at January 31, 2004	$127	$159
Store deposits in-transit (Note 1)	496	579
Receivables	607	740
Inventory	4,071	4,169
Prefunded employee benefits	—	300
Prepaid and other current assets	261	251

Total current assets	5,562	6,198

Property, plant and equipment, net	11,334	11,178
Goodwill	3,139	3,134
Fair value interest rate hedges (Note 11)	—	6
Other assets and investments	249	247

Total Assets	$20,284	$20,763

LIABILITIES
Current liabilities
Current portion of long-term debt, at face value, including obligations under capital leases	$256	$248
Accounts payable	3,601	3,637
Accrued salaries and wages	559	547
Deferred income taxes	138	138
Other current liabilities	1,586	1,595

Total current liabilities	6,140	6,165

Long-term debt including obligations under capital leases
Long-term debt, at face value, including obligations under capital leases	7,213	8,012
Adjustment to reflect fair value interest rate hedges (Note 11)	86	104

Long-term debt including obligations under capital leases	7,299	8,116

Fair value interest rate hedges (Note 11)	2	—
Deferred income taxes	1,092	990
Other long-term liabilities	1,482	1,481

Total Liabilities	16,015	16,752

Commitments and Contingencies (Note 12)

SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 916 shares issued at August 14, 2004, and 913 shares issued at January 31, 2004	916	913
Additional paid-in capital	2,401	2,382
Accumulated other comprehensive loss	(124)	(124)
Accumulated earnings	4,072	3,667
Common stock in treasury, at cost, 180 shares at August 14, 2004, and 170 shares at January 31, 2004	(2,996)	(2,827)

Total Shareowners’ Equity	4,269	4,011

Total Liabilities and Shareowners’ Equity	$20,284	$20,763

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Two Quarters Ended
	August 14, 2004	August 16, 2003
Cash Flows From Operating Activities:
Net earnings	$405	$542
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	662	624
LIFO charge	19	22
Deferred income taxes	102	105
Other	(3)	25
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Inventories	78	138
Receivables	82	96
Store deposits in-transit	82	(25)
Prepaid expenses	286	288
Accounts payable	34	(218)
Accrued expenses	(73)	147
Accrued income taxes	143	189
Contribution to company-sponsored pension plan	(14)	(100)
Other	1	(24)

Net cash provided by operating activities	1,804	1,809

Cash Flows From Investing Activities:
Capital expenditures, excluding acquisitions	(848)	(1,083)
Proceeds from sale of assets	46	27
Payments for acquisitions, net of cash acquired	(25)	(43)
Other	10	(4)

Net cash used by investing activities	(817)	(1,103)

Cash Flows From Financing Activities:
Reductions in long-term debt	(796)	(388)
Financing charges incurred	(4)	(3)
Increase (decrease) in book overdrafts	(69)	30
Proceeds from interest rate swap terminations	—	114
Proceeds from issuance of capital stock	19	15
Treasury stock purchases	(169)	(239)

Net cash used by financing activities	(1,019)	(471)

Net increase (decrease) in cash and temporary cash investments	(32)	235
Cash and temporary cash investments:
Beginning of year	159	171

End of quarter	$127	$406

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$377	$338
Cash paid (refunded) during the year for income taxes	$(7)	$27
Non-cash changes related to purchase acquisitions:
Fair value of assets acquired	$18	$38
Goodwill recorded	$7	$5
Liabilities assumed	$1	$—

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

The unaudited information included in the Consolidated Financial Statements for the second quarter and two quarters ended August 14, 2004 and August 16, 2003 includes the results of operations of the Company for the 12-week and 28-week periods then ended.

Store Closing Costs

All closed store liabilities related to exit or disposal activities initiated after December 31, 2002, are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company provides for closed store liabilities relating to the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The Company estimates the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed stores. The closed store lease liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years. Adjustments to closed store liabilities primarily relate to changes in subtenant income and lease buyouts. Adjustments are made for changes in estimates in the period in which the change becomes known. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period.

Owned stores held for disposal are reduced to their estimated net realizable value. Costs to reduce the carrying values of property, equipment and leasehold improvements are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Inventory write-downs, if any, in connection with store closings, are classified in “Merchandise costs.” Costs to transfer inventory and equipment from closed stores are expensed as incurred.

Stock Option Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of the grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company also makes restricted stock awards. Compensation expense included in net earnings for restricted stock awards totaled approximately $2 and $2, after-tax, for the second quarters of 2004 and 2003, respectively. Restricted stock expense totaled $5 and $4, after-tax, for the first two quarters of 2004 and 2003, respectively. The Company’s stock option plans are more fully described in the Company’s fiscal 2003 Annual Report on Form 10-K.

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share as if compensation cost for all options had been determined based on the fair market value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation:”

	Second Quarter		Year-to-date
	2004	2003	2004	2003
Net earnings, as reported	$142	$190	$405	$542
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	2	2	5	4
Subtract: Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefits	(8)	(11)	(21)	(27)

Pro forma net earnings	$136	$181	$389	$519

Net earnings per basic common share, as reported	$0.19	$0.25	$0.55	$0.72
Pro forma earnings per basic common share	$0.18	$0.24	$0.53	$0.69

Net earnings per diluted common share, as reported	$0.19	$0.25	$0.54	$0.71
Pro forma earnings per diluted common share	$0.18	$0.24	$0.52	$0.68

Store Deposits In-Transit

Store deposits in-transit generally represent funds deposited to the Company’s bank accounts at the end of the quarter related to sales, a majority of which were paid for with credit cards and checks, to which the Company does not have immediate access. In previous years, these items were netted against accounts payable. Store deposits in-transit totaled $496 and $579 for the second quarter of 2004 and the fourth quarter of 2003, respectively. Accounts payable totaled $3,601 and $3,637 for the second quarter of 2004 and the fourth quarter of 2003, respectively.

2. MERGER-RELATED COSTS

The following table is a summary of the changes in accruals related to various business combinations:

	Facility Closure Costs	Contributions
Balance at January 31, 2004	$64	$15
Additions	—	—
Payments	(5)	(1)

Balance at August 14, 2004	$59	$14

The $59 liability for facility closure costs primarily represents the present value of lease obligations remaining through 2019 for locations closed in California prior to the Fred Meyer merger. The $14 liability relates to a charitable contribution required as a result of the Fred Meyer merger. The Company is required to complete this payment by May 2006.

3. RESTRUCTURING CHARGES AND RELATED ITEMS

Restructuring charges

The following table summarizes the changes in the balances of liabilities associated with the 2001 restructuring plan:

Facility Closure Costs
Balance at January 31, 2004	$5
Additions	—
Payments	(1)

Balance at August 14, 2004	$4

The $4 liability for facility closure costs relates to the present value of lease obligations remaining through 2009 related to the consolidation of the Company’s Nashville division office.

Store closing liabilities

In 2001 and 2000, the Company implemented two distinct, formalized plans that coordinated the closings of several locations over relatively short periods of time. The following table summarizes the changes in the balances of the liabilities related to the closings:

Balances at January 31, 2004	$32
Lease liabilities recorded	—
Payments	(18)

Balances at August 14, 2004	$14

The $14 liability for store closing liabilities relates to the present value of lease obligations remaining through 2020. Sales at the stores remaining under the plans totaled $24 and $25 for the rolling four-quarter periods ended August 14, 2004, and August 16, 2003, respectively. Net operating income or loss for these stores cannot be determined on a separately identifiable basis.

4. GOODWILL, NET

The following table summarizes the changes in the Company’s net goodwill balance:

Balance at January 31, 2004	$3,134
Goodwill recorded	7
Purchase accounting adjustments in accordance with SFAS No. 141	(2)

Balance at August 14, 2004	$3,139

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

5. COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Second Quarter Ended		Two Quarters Ended
	August 14, 2004	August 16, 2003	August 14, 2004	August 16, 2003
Net earnings	$142	$190	$405	$542
Reclassification adjustment for losses included in net earnings, net of tax (1)	—	15	—	21
Unrealized gain on hedging activities, net of tax (2)	—	4	—	3

Comprehensive income	$142	$209	$405	$566

(1)	Amounts are net of tax of $8 and $12 for the second quarter and year-to-date periods of 2003, respectively.
(2)	Amounts are net of tax of $3 and $2 for the second quarter and year-to-date periods of 2003, respectively.

During 2003, other comprehensive income consisted of reclassifications of previously deferred losses on cash flow hedges into net earnings as well as market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet dates. The reclassification adjustment in the second quarter of 2003 includes $12 of after-tax loss related to the Dynegy settlement that is more fully described in “Other Items” in the Management’s Discussion and Analysis section.

6. BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the first two quarters of 2004 and 2003:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$59	$54	$5	$4
Interest cost	61	58	12	11
Expected return on plan assets	(66)	(66)	—	—
Amortization of:
Prior service cost	3	3	(3)	(3)
Actuarial loss	5	2	—	—

Net periodic benefit cost	$62	$51	$14	$12

7. INCOME TAXES

The effective income tax rate was 37.3% for the first two quarters of 2004 and 37.5% for the first two quarters of 2003. The effective income tax rate differed from the federal statutory rate primarily because of the effect of state taxes and open items with various taxing authorities.

8. EARNINGS PER COMMON SHARE

Earnings per basic common share equals net earnings divided by the weighted average number of common shares outstanding. Earnings per diluted common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options, restricted stock and warrants.

The following table provides a reconciliation of earnings and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share:

	Second Quarter Ended August 14, 2004			Second Quarter Ended August 16, 2003
	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Earnings per basic common share	$142	737	$0.19	$190	747	$0.25

Dilutive effect of stock options, restricted stock and warrants	—	7		—	9

Earnings per diluted common share	$142	744	$0.19	$190	756	$0.25

	Two Quarters Ended August 14, 2004			Two Quarters Ended August 16, 2003
	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Earnings per basic common share	$405	739	$0.55	$542	751	$0.72

Dilutive effect of stock options, restricted stock and warrants	—	8		—	8

Earnings per diluted common share	$405	747	$0.54	$542	759	$0.71

The Company had options outstanding for approximately 33 shares and 28 shares during the second quarters of 2004 and 2003, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share. For the first two quarters of 2004 and 2003, the Company had options outstanding for approximately 30 and 34 shares, respectively, that were excluded from the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2004, the FASB issued Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting, disclosure and transition related to the Prescription Drug Act. FSP No. 106-2 will be effective for the first interim period beginning after June 15, 2004, which, in the Company’s case, will be the third quarter which began August 15, 2004. The Company will continue to investigate the effect of FSP No. 106-2’s initial recognition, measurement and disclosure requirements on its Consolidated Financial Statements. The Company does not expect adoption of FSP No. 106-2 to have a material effect on its Consolidated Financial Statements.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Issue No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF Issue No. 03-10 became effective for the Company on February 1, 2004, the beginning of its first quarter of 2004. Adoption of EITF Issue No. 03-10 reduced the Company’s sales and merchandise costs by $11 during the first two quarters of 2004.

10. GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At August 14, 2004, a total of approximately $6.1 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

The following tables present summarized financial information as of August 14, 2004, and January 31, 2004, and for the second quarters ended, and two quarters ended, August 14, 2004 and August 16, 2003:

Condensed Consolidating

Balance Sheets

As of August 14, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$23	$104	$—	$127
Store deposits in-transit	57	439	—	496
Accounts receivable	66	541	—	607
Net inventories	405	3,666	—	4,071
Prepaid and other current assets	(25)	286	—	261

Total current assets	526	5,036	—	5,562
Property, plant and equipment, net	1,213	10,121	—	11,334
Goodwill	18	3,121	—	3,139
Other assets and investments	577	(328)	—	249
Investment in and advances to subsidiaries	11,295	—	(11,295)	—

Total assets	$13,629	$17,950	$(11,295)	$20,284

Current liabilities
Current portion of long-term debt including obligations under capital leases	$256	$—	$—	$256
Accounts payable	92	3,509	—	3,601
Other current liabilities	71	2,212	—	2,283

Total current liabilities	419	5,721	—	6,140

Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	6,977	236	—	7,213
Adjustment to reflect fair value interest rate hedges	86	—	—	86

Long-term debt including obligations under capital leases	7,063	236	—	7,299

Fair value interest rate hedges	2	—	—	2
Other long-term liabilities	1,876	698	—	2,574

Total liabilities	9,360	6,655	—	16,015

Shareowners’ Equity	4,269	11,295	(11,295)	4,269

Total liabilities and shareowners’ equity	$13,629	$17,950	$(11,295)	$20,284

Condensed Consolidating

Balance Sheets

As of January 31, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$26	$133	$—	$159
Store deposits in-transit	66	513	—	579
Accounts receivable	106	634	—	740
Net inventories	414	3,755	—	4,169
Prepaid and other current assets	271	280	—	551

Total current assets	883	5,315	—	6,198
Property, plant and equipment, net	1,129	10,049	—	11,178
Goodwill	21	3,113	—	3,134
Fair value interest rate hedges	6	—	—	6
Other assets and investments	576	(329)	—	247
Investment in and advances to subsidiaries	11,916	—	(11,916)	—

Total assets	$14,531	$18,148	$(11,916)	$20,763

Current liabilities
Current portion of long-term debt including obligations under capital leases	$242	$6	$—	$248
Accounts payable	218	3,419	—	3,637
Other current liabilities	623	1,657	—	2,280

Total current liabilities	1,083	5,082	—	6,165

Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,699	313	—	8,012
Adjustment to reflect fair value interest rate hedges	104	—	—	104

Long-term debt including obligations under capital leases	7,803	313	—	8,116

Other long-term liabilities	1,634	837	—	2,471

Total liabilities	10,520	6,232	—	16,752

Shareowners’ Equity	4,011	11,916	(11,916)	4,011

Total liabilities and shareowners’ equity	$14,531	$18,148	$(11,916)	$20,763

Condensed Consolidating

Statements of Earnings

For the Quarter Ended August 14, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,172	$11,045	$(237)	$12,980
Merchandise costs, including warehousing and transportation	1,824	8,117	(225)	9,716
Operating, general and administrative	330	2,119	—	2,449
Rent	32	124	(12)	144
Depreciation and amortization	19	271	—	290

Earnings (loss) from operations	(33)	414	—	381
Interest expense	155	(3)	—	152
Equity in earnings of subsidiaries	(260)	—	260	—

Earnings before tax expense	72	417	(260)	229
Tax expense (benefit)	(70)	157	—	87

Net earnings	$142	$260	$(260)	$142

Condensed Consolidating

Statements of Earnings

For the Quarter Ended August 16, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$1,544	$11,025	$(218)	$12,351
Merchandise costs, including warehousing and transportation	1,240	8,063	(201)	9,102
Operating, general and administrative	305	2,090	(5)	2,390
Rent	40	120	(12)	148
Depreciation and amortization	23	246	—	269

Earnings (loss) from operations	(64)	506	—	442
Interest expense	132	6	—	138
Equity in earnings of subsidiaries	(312)	—	312	—

Earnings before tax expense	116	500	(312)	304
Tax expense (benefit)	(74)	188	—	114

Net earnings	$190	$312	$(312)	$190

Condensed Consolidating

Statements of Earnings

For the Two Quarters Ended August 14, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$4,393	$26,003	$(511)	$29,885
Merchandise costs, including warehousing and transportation	3,554	19,163	(483)	22,234
Operating, general and administrative	804	4,863	—	5,667
Rent	96	283	(28)	351
Depreciation and amortization	59	603	—	662

Earnings (loss) from operations	(120)	1,091	—	971
Interest expense	311	14	—	325
Equity in earnings of subsidiaries	(672)	—	672	—

Earnings before tax expense	241	1,077	(672)	646
Tax expense (benefit)	(164)	405	—	241

Net earnings	$405	$672	$(672)	$405

Condensed Consolidating

Statements of Earnings

For the Two Quarters Ended August 16, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$3,623	$25,494	$(500)	$28,617
Merchandise costs, including warehousing and transportation	2,915	18,584	(467)	21,032
Operating, general and administrative	713	4,712	(5)	5,420
Rent	91	283	(28)	346
Depreciation and amortization	47	577	—	624

Earnings (loss) from operations	(143)	1,338	—	1,195
Interest expense	308	20	—	328
Equity in earnings of subsidiaries	(824)	—	824	—

Earnings before tax expense	373	1,318	(824)	867
Tax expense (benefit)	(169)	494	—	325

Net earnings	$542	$824	$(824)	$542

Condensed Consolidating

Statements of Cash Flows

For the Two Quarter Ended August 14, 2004

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$283	$1,521	$1,804

Cash flows from investing activities:
Capital expenditures	(78)	(770)	(848)
Other	—	31	31

Net cash used by investing activities	(78)	(739)	(817)

Cash flows from financing activities:
Reductions in long-term debt	(713)	(83)	(796)
Proceeds from issuance of capital stock	19	—	19
Treasury stock purchases	(169)	—	(169)
Other	(32)	(41)	(73)
Net change in advances to subsidiaries	687	(687)	—

Net cash (used) by financing activities	(208)	(811)	(1,019)

Net (decrease) in cash and temporary cash investments	(3)	(29)	(32)
Cash and temporary cash investments:
Beginning of year	26	133	159

End of quarter	$23	$104	$127

Condensed Consolidating

Statements of Cash Flows

For the Two Quarters Ended August 16, 2003

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities	$(270)	$2,079	$1,809

Cash flows from investing activities:
Capital expenditures	(72)	(1,011)	(1,083)
Other	(9)	(11)	(20)

Net cash used by investing activities	(81)	(1,022)	(1,103)

Cash flows from financing activities:
Reductions in long-term debt	(373)	(15)	(388)
Proceeds from issuance of capital stock	15	—	15
Proceeds from interest rate swap terminations	114	—	114
Treasury stock purchases	(239)	—	(239)
Other	(5)	32	27
Net change in advances to subsidiaries	1,088	(1,088)	—

Net provided (used) by financing activities	600	(1,071)	(471)

Net increase (decrease) in cash and temporary cash investments	249	(14)	(235)
Cash and temporary cash investments:
Beginning of year	43	128	171

End of quarter	$292	$114	$406

11. FAIR VALUE INTEREST RATE HEDGES

In the first quarter of 2003, the Company reconfigured a portion of its interest derivative portfolio by terminating six interest rate swap agreements that were accounted for as fair value hedges. Approximately $114 of proceeds received as a result of these terminations were recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt. As of August 14, 2004, the unamortized balances totaled approximately $89.

During the first two quarters of 2003, the Company initiated 10 new interest rate swap agreements that are being accounted for as fair value hedges. During the second quarter of 2004, the Company terminated three of the interest rate swap agreements. As of August 14, 2004, liabilities totaling $2 have been recorded to reflect the fair value of the remaining interest rate swap agreements, offset by reductions in the fair value of the underlying debt.

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

Litigation — The United States Attorney’s Office for the Central District of California informed the Company that it is investigating the hiring practices of Ralphs Grocery Company during the labor dispute from October 2003 through February 2004. Among matters under investigation is the allegation that some locked-out employees were enabled to work under false identities or false Social Security numbers, despite Company policy forbidding such conduct. A grand jury has convened to consider whether such acts violated federal criminal statutes. The Company is cooperating with the investigation, and it is too early to determine whether charges will be filed or what potential penalties Ralphs may face. In addition, these alleged practices are the subject of claims that Ralphs’ conduct of the lockout was unlawful, and that Ralphs should be liable under the National Labor Relations Act. The National Labor Relations Board has not determined to issue a complaint and, in any case, the Company believes it has substantial defenses to any such claims.

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

In addition to the $14 and $100 contributed during the second quarter of 2004 and the first quarter of 2003, respectively, the Company contributed $21 to the company-sponsored pension plans as of September 15, 2004. Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations and future changes in legislation, will determine the amounts of any additional contributions.

The Company also participates in various multi-employer pension plans for substantially all employees represented by unions. The Company is required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based on a fixed amount for each year of service. The Company contributed $169 to these plans in fiscal 2003. The Company would have contributed an additional $13 to these plans in 2003 had there been no labor disputes. Based on the most recent information available to the Company, it believes these plans continue to be underfunded. Based on various factors, underfunding could result in the imposition of an excise tax equal to 5% of the deficiency in the first year of a funding deficiency and 100% of the deficiency thereafter, until corrected. As a result, we expect that contributions to these plans will continue to increase and the benefit levels and related issues will continue to create collective bargaining challenges. Several of our recently completed labor agreements, including southern California, resulted in a reduction of liabilities (and, therefore, a reduction of expected contribution increases). These multi-employer funds are managed by trustees, appointed by management of the employers (including Kroger) and labor in equal number, who have fiduciary obligations to act prudently. Thus, while we expect contributions to these funds to continue to increase as they have in recent years, the amount of the increase will depend upon the outcome of collective bargaining, actions taken by trustees and the actual return on assets held in these funds. For these reasons, it is not practicable to determine the amount by which the Company’s multi-employer pension contributions will increase. Moreover, if the Company were to exit markets, it may be required to pay a withdrawal liability. Any adjustments for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

13. DEBT OBLIGATIONS

During the second quarter of 2004, the Company called its $750 7.375% bonds, due March 2005. The call was funded on July 7 through a combination of available cash, commercial paper and credit facility borrowings. The Company incurred a premium totaling $24.7 related to the redemption and anticipates a reduction in interest expense of $21 for the current year.

14. SUBSEQUENT EVENTS

On September 16, 2004, the Company announced a new $500 stock repurchase program had been authorized by the Board of Directors. The new program replaces the $500 stock repurchase program authorized in December 2002, under which the Company had approximately $21 at the end of the second quarter and $16 remaining as of September 15, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

We are pleased with our improvement in identical food store sales results for the second quarter. We expect improved total identical food store sales for the remainder of the year, as compared to the 1.1% growth in the second quarter. We expect the third quarter to be stronger than the fourth quarter because of the strength of our identical sales in the fourth quarter of 2003. Based on year-to-date performance, it will be challenging to achieve our previously announced identical food store sales target of 1.3% for the full fiscal year, excluding fuel and stores affected by labor disputes. We are continuing, nevertheless, to work toward achieving this sales target for the full year.

The Company experienced a 141-day work stoppage in southern California that ended February 29, 2004. The southern California market remains competitive. We are focused on improving identical food store sales to pre-strike levels. Based on current conditions in the market, we believe our efforts to return sales and earnings to pre-strike levels will continue for the foreseeable future.

We believe our sales and earnings growth will be driven by improving our customers’ shopping experiences. Our strategy is starting to produce these results in a sluggish retail environment, as shown by our identical sales trend. During the second quarter, we made incremental investments in pricing and promotions to stimulate sales. We continue to seek the proper balance between gross margin investments, sales and earnings. We continue to expect earnings for 2004 to be lower than in 2003, excluding the effect of labor disputes and unusual items.

We continue to make progress in negotiations with the United Food and Commercial Workers union (“UFCW”) around the country. During the quarter, Kroger reached major new agreements in Arizona, Detroit, Nashville, Louisville and Seattle. We currently have contract extensions at King Soopers in Denver, Smith’s and Food 4 Less in Las Vegas, and Food 4 Less in southern California. Negotiations are underway in Cincinnati, where our contract expires October 9, 2004. While we believe new agreements can be reached without a work stoppage, a labor dispute is a meaningful risk in light of our determination to achieve greater parity with low-cost competitors on labor costs.

For a more detailed discussion of our expectations and uncertainties related to those expectations, please see the “Outlook” section, below.

RESULTS OF OPERATIONS

Kroger’s second quarter of 2004 financial results were adversely affected by the recovery from the previous labor dispute in southern California. Efforts to return the stores to satisfactory operating conditions and to recover business lost because of the dispute, affected our sales, FIFO gross margin (as defined below) and operating, general and administrative expenses. Our analysis below includes estimates of the effects of the dispute on our second quarter of 2004 results in this area.

Sales

Total sales for the second quarter of 2004 were $13.0 billion, an increase of 5.1% over total sales of $12.4 billion for the second quarter of 2003. Total food store sales increased 4.5% including fuel and 2.5% excluding fuel. For the first two quarters of 2004, total sales were $29.9 billion, an increase of 4.4% over total sales of $28.6 billion for the first two quarters of 2003. Total food store sales for the first two quarters of 2004 increased 4.1% including fuel, and 2.7% excluding fuel over total food store sales for the first two quarters of 2003. The difference between total sales and total food store sales primarily relates to sales at convenience and jewelry stores and sales by manufacturing plants to outside firms.

We define a food store as an identical store in the quarter after the store has been in operation and has not been expanded or relocated for four full quarters. Differences between total food store sales and identical food store sales primarily relate to changes in food store square footage. Our identical food store sales results are summarized in the table below. The identical food store dollar figures presented were used to calculate second quarter of 2004 percent changes.

Identical Food Store Sales

(In millions)

			Excluding Stores Affected By the Labor Dispute (1):
	Second Quarter		Second Quarter
	2004	2003	2004	2003
Including supermarket fuel centers	$11,526.3	$11,288.6	$9,991.0	$9,717.3
Excluding supermarket fuel centers	$11,030.0	$10,961.5	$9,502.2	$9,395.5

Including supermarket fuel centers	2.1%	(0.1)%	2.8%
Excluding supermarket fuel centers	0.6%	(0.9)%	1.1%

We define a food store as a comparable store in the quarter after the store has been in operation for four full quarters, including expansions and relocations. Our comparable food store sales results are summarized in the table below. The comparable food store dollar figures presented were used to calculate the second quarter of 2004 percent changes.

Comparable Food Store Sales

(In millions)

			Excluding Stores Affected By the Labor Dispute (1):
	Second Quarter		Second Quarter
	2004	2003	2004	2003
Including supermarket fuel centers	$11,856.7	$11,547.9	$10,295.9	$9,958.3
Excluding supermarket fuel centers	$11,341.2	$11,217.4	$9,788.1	$9,633.2

Including supermarket fuel centers	2.7%	0.5%	3.4%
Excluding supermarket fuel centers	1.1%	(0.4)%	1.6%

(1)	Sales figures excluded stores that were adversely affected by the labor dispute in southern California, as well as Food 4 Less stores whose sales were favorably affected in that region. Sales were excluded for the entire quarter.

While management believes that Kroger’s sales results are affected by product cost inflation and deflation, it is not practicable to segregate and to measure the effects of inflation and deflation on our retail prices because of changes in the types of merchandise sold over time and other pricing and competitive influences. For the second quarter of 2004, we estimate that our product cost inflation, including fuel, was 3.6% and, excluding fuel, was 2.4%, compared to the second quarter of 2003. Inflation in meat, deli, dairy and pharmacy contributed to our estimated product cost inflation. We estimated that Kroger experienced product cost deflation, both including and excluding fuel, of 0.5% for the second quarter of 2003 versus the second quarter of 2002.

Management was pleased with Kroger’s sales performance in the second quarter of 2004, especially in light of the continued difficult operating environment.

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as follows: Sales minus merchandise costs plus Last-In, First Out (“LIFO”) charge. Merchandise costs include advertising, warehousing and transportation, but exclude depreciation and rent expense. FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate declined 118 basis points to 25.21% for the second quarter of 2004 from 26.39% for the second quarter of 2003. Of this decline, the effect of fuel sales accounted for a 12 basis point reduction in our FIFO gross margin rate. Our year-to-date FIFO gross margin rate declined 92 basis points to 25.66% in 2004 from 26.58% in 2003. The effect of fuel sales accounted for a 31 basis point reduction in our year-to-date FIFO gross margin rate. The declining gross margin rate on non-fuel sales reflects our continuing investment in lower retail prices.

The estimated effect of the labor dispute, more fully described in “Other Items,” also affected our FIFO gross margin rates.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percent of sales, decreased 48 basis points to 18.87% for the second quarter of 2004 from 19.35% for the second quarter of 2003. The items detailed in “Other Items” positively affected the OG&A comparison by 55 basis points as compared to the second quarter of 2003. Fuel sales accounted for a decrease in our OG&A rate of 26 basis points during the second quarter of 2004. After adjusting for these “Other Items” and the fuel effect, health care and incentive plan costs accounted for most of the increase in our OG&A rate. For the year-to-date period, OG&A expenses, as a percent of sales, increased 2 basis points to 18.96% in 2004 from 18.94% in 2003. The items detailed in “Other Items” positively affected the OG&A comparison by 21 basis points as compared to the year-to-date period of 2003. Fuel sales accounted for a decrease in our OG&A rate of 27 basis points for the year-to-date period of 2004.

Rent Expense

Rent expense, as a percent of total sales, was 1.11% and 1.20% in the second quarters of 2004 and 2003, respectively. For the year-to-date period, rent expense, as a percent of total sales, was 1.18% and 1.21% for 2004 and 2003, respectively. The decrease in rent expense was primarily related to our emphasis on ownership of real estate. We closed 21 stores in the second quarter of 2004 compared to 6 stores during the second quarter of 2003. For the year-to-date periods, we closed 43 stores in 2004 and 15 stores in 2003.

Depreciation Expense

Depreciation expense, as a percent of total sales, was 2.23% and 2.18% in the second quarters of 2004 and 2003, respectively. For the year-to-date periods, depreciation expense, as a percent of total sales, was 2.21% in 2004 and 2.18% in 2003, respectively. The increases in depreciation expense, as a percent of sales, resulted primarily from our capital investment program and its emphasis on ownership of real estate.

Interest Expense

Interest expense, as a percent of total sales, was 1.17% and 1.12% in the second quarters of 2004 and 2003, respectively. The increase in interest expense, as a percent of total sales, related to the debt prepayment premium of $24.7 million on the early call of $750 million, 7 3/8% notes due March 2005. For the year-to-date periods of 2004 and 2003, interest expense, as a percent of total sales, was 1.09% and 1.15%, respectively. The year-to-date decrease in interest expense, as a percent of sales, was primarily related to lower net borrowings in 2004 compared to 2003.

Income Taxes

Assuming the Work Opportunity Tax Credit is not re-established, we expect the effective tax rate for fiscal 2004 will be in the range of 38.0%. Our effective income tax rate was 37.9% for the second quarter of 2004 and 37.5% for the second quarter of 2003. For the year-to-date periods of 2004 and 2003, our effective income tax rate was 37.3% and 37.5%, respectively. The effective income tax rates differ from the federal statutory rate primarily due to the effect of state taxes and open items with various taxing authorities.

Net Earnings

Net earnings totaled $142 million, or $0.19 per diluted share, in the second quarter of 2004. These results represent a decrease of 25.3% from net earnings of $190 million, or $0.25 per diluted share for the second quarter of 2003. Results in both quarters include the items described below in “Other Items.” Those items represented approximately $0.05 of after-tax expense per diluted share in the second quarter of 2004, consisting entirely of the estimated effects of the labor dispute and the debt prepayment premium, compared to $.06 per diluted share in the second quarter of 2003.

Net earnings for the first two quarters of 2004 totaled $405 million, or $0.54 per diluted share. These results represent a decrease of 25.3% from net earnings of $542 million, or $0.72 per diluted share for the first two quarters of 2003. Results of both year-to-date periods included the items described below in “Other Items. For the first two quarters of 2004 and 2003, those items represented approximately $0.15 and $0.05, respectively, of after-tax expense per diluted share.

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

These items include the estimated effect of the southern California labor dispute as well as charges and credits that were recorded as components of FIFO gross margin, OG&A expense and interest expense.

	Second Quarter		Year-to-date
(In millions except per share amounts)	2004	2003	2004	2003

Items affecting FIFO gross margin (1)
Estimated effect of labor dispute	$(55)	$—	$(132)	$—

Total affecting FIFO gross margin	(55)	—	(132)	—

Items affecting OG&A
Estimated effect of labor dispute	18	—	14	—
Mutual strike assistance agreement	—	—	(32)	—
Adjustment to charitable contribution liability	—	5	—	5
Energy purchase commitments – market value adjustment	—	(1)	—	(4)
Energy purchase commitments – Dynegy settlement	—	(62)	—	(62)
Power outage	—	(9)	—	(9)
Reduction of lease liabilities – store closing plans	—	—	—	10

Total affecting OG&A	18	(67)	(18)	(60)

Items affecting interest
Debt prepayment premium	(25)	—	(25)	—

Total affecting interest	(25)	—	(25)	—

Total pre-tax income (loss)	(62)	(67)	(175)	(60)

Income tax effect	23	25	65	22

Total after-tax income (loss)	$(39)	$(42)	$(110)	$(38)

Diluted shares	744	756	747	759

Estimated diluted per share income (loss)	$(0.05)	$(0.06)	$(0.15)	$(0.05)

(1)	FIFO gross margin is defined above in “Results of Operations.”

Items Affecting FIFO Gross Margin and Operating, General and Administrative Expense and Interest Expense

Estimated Effect of Labor Dispute

For the dispute-affected region, we compared actual results to budgeted results for fiscal year 2004. In establishing budgets for fiscal 2004, we took into account trends existing in the market as well as changes in our business plan strategies. Based on those budgets, the estimated effects included the difference between reported sales and sales projections less reported merchandising costs and merchandising cost projections and the difference between reported OG&A and OG&A projections.

Differences affecting FIFO gross margin included incremental warehousing, distribution, advertising and inventory shrinkage expenses incurred during the labor dispute, as well as the investment in FIFO gross margin, through targeted retail price reductions, and advertising in order to regain our sales during the post-strike recovery period. Differences in OG&A included costs associated with hiring and training replacement workers, costs associated with bringing in employees from other Kroger divisions to work on a temporary basis, expenses under the Mutual Strike Assistance Agreement (the “Agreement”) and costs related to hiring and training workers to replace union members who did not return to work after the labor dispute ended. Positive OG&A effects in the second quarter of 2004 are primarily related to the new contracts in place and lower expenses from lower sales volumes, partially offset by increased training expenses due to higher turnover.

The Agreement entered into in connection with the multi-employer collective bargaining agreement among the Albertson’s, Inc., Safeway Inc. and The Kroger Co. (collectively the “Retailers”) was designed to prevent the unions from placing disproportionate pressure on one or more of the Retailers by picketing one or more of the Retailers but not the others. The Agreement provided for payments from any of the Retailers who gained from such disproportionate pressure to any of the Retailers who suffered from such disproportionate pressure, based on a percentage of the sales deemed caused by the disproportionate pressure. Expenses related to the Agreement were recorded as OG&A and totaled approximately $32 million, pre-tax, during the first quarter of 2004.

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

In total, we recorded pre-tax income of $10 million in the first quarter of 2003 to adjust these liabilities to reflect the outstanding lease commitments at the locations remaining under the plans.

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

Debt prepayment premium

During the second quarter of 2004, we called a $750 million, 7.375% bond issuance due in March 2005. The call was funded on July 7, 2004, through a combination of available cash, commercial paper, and credit facility borrowings. We incurred a premium of $24.7 million in connection with the redemption and anticipate a reduction in interest expense of approximately $21 million for the current year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $1.8 billion of cash from operating activities in both the first two quarters of 2004 and 2003. Our decrease in 2004 net earnings was offset by a small net increase in cash provided from changes in operating assets and liabilities and reduced cash contributions to our Company sponsored pension plans. The decrease in our accounts payable balances in 2003 was primarily related to our decision to discontinue the practice of transferring deposits to our concentration account prior to receiving credit for those deposits from other banks. Accrued liabilities declined in 2004 due to the payment of the accrued liability to Retailers under the Agreement described in “Other Items.”

Net cash used by investing activities

Investing activities used $0.8 billion of cash during the first two quarters of 2004 compared to $1.1 billion during the first two quarters of 2003. The amount of cash used by investing activities decreased in 2004 versus 2003 due to a small decline in capital expenditures in 2003 and the buyout of a synthetic lease that required $202 million in cash in 2003.

Net cash used by financing activities

Financing activities used $1.0 billion of cash in the first two quarters of 2004 compared to $471 million in the first two quarters of 2003. The increase in the amount of cash used was the result of increased cash used to reduce outstanding debt totaling $796 million in the first two quarters of 2004 compared to $388 million for the first two quarters of 2003, combined with a reduction in the amount of book overdrafts. In addition, we received proceeds totaling $114 million related to the termination of several interest rate swap agreements during the first two quarters of 2003.

Debt Management

On May 21, 2004, we announced we had executed a new five-year revolving credit facility totaling $1.8 billion. The new facility replaces our $1.0 billion 364-day and $812.5 million five-year credit facilities. In addition to the new $1.8 billion credit facility, maturing in 2009, we continue to maintain a $700 million five-year credit facility that matures in 2007. Outstanding credit agreements and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facilities. In addition, we had a $75 million money market line, borrowings under which also reduce the funds available under the credit facilities. As of August 14, 2004, our outstanding credit agreement and commercial paper borrowings totaled $405 million. We had no borrowings under the money market line as of August 14, 2004. The outstanding letters of credit that reduced the funds available under the credit facility totaled $284 million at such time.

As of August 14, 2004, we also had a $100 million pharmacy receivable securitization facility that provided capacity incremental to the $2.5 billion of credit facilities described above. Funds received under this $100 million facility do not reduce funds available under the Credit Facilities. Collection rights to some of Kroger’s pharmacy accounts receivable balances are sold to initiate the drawing of funds under the facility. As of August 14, 2004, we had no borrowings under the pharmacy receivable securitization facility.

Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. As of August 14, 2004, we were in compliance with these financial covenants. Furthermore, management believes it is reasonably likely that Kroger will comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases, decreased $615 million to $7.6 billion as of the end of the second quarter of 2004, from $8.2 billion as of the end of the second quarter of 2003. Total debt decreased $809 million as of the end of the second quarter of 2004 from $8.4 billion as of year-end 2003. The decreases in 2004 resulted from the use of cash flow from operations to reduce outstanding debt and lower mark-to-market adjustments.

During the second quarter of 2004, we called a $750 million, 7.375% bond issuance due in March 2005. The call was funded on July 7, 2004, through a combination of available cash, commercial paper, and credit facility borrowings. We incurred a premium of $24.7 million in connection with the redemption and anticipate a reduction in interest expense of approximately $21 million for the current year.

Common Stock Repurchase Program

During the second quarter of 2004, we invested $20 million to repurchase 1.2 million shares of Kroger stock at an average price of $16.73 per share. These shares were reacquired under two separate stock repurchase programs. The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors in December of 2002. The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. In the second quarter of 2004, we purchased approximately 1.1 million shares, totaling $18 million, under our $500 million stock repurchase program and we purchased an additional 0.1 million shares, totaling $2 million, under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises. For the first two quarters of 2004, we acquired 10.2 million shares for a total investment of $169 million. As of August 14, 2004, we had $21 million remaining under the $500 million authorization. On September 16, 2004, we announced a new $500 million stock repurchase program had been authorized by the Board of Directors. The new program replaces the $500 million stock repurchase program authorized in December 2002, under which we had approximately $16 million remaining as of September 15, 2004.

CAPITAL EXPENDITURES

Capital expenditures excluding acquisitions totaled $395 million for the second quarter of 2004 compared to $419 million for the second quarter of 2003. Year-to-date, capital expenditures excluding acquisitions totaled $848 million in 2004 and $1,083 million in 2003. Expenditures in 2003 included purchases of assets totaling $202 million which were previously financed under a synthetic lease.

During the second quarter of 2004, we opened, acquired, expanded or relocated 24 food stores and completed 44 within-the-wall remodels. In total, we operated 2,530 food stores at the end of the second quarter of 2004 versus 2,519 food stores in operation at the end of the second quarter of 2003. Total food store square footage increased 1.5% over the second quarter of 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Issue No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF Issue No. 03-10 became effective for Kroger on February 1, 2004, the beginning of our first quarter of 2004. Adoption of EITF Issue No. 03-10 reduced our sales and merchandise costs by $11.3 million for the first two quarters of 2004. We expect adoption of EITF Issue No. 03-10 will have a similar effect for the balance of fiscal 2004.

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

•	We obtain sales growth from new square footage, as well as from increased productivity from existing locations. We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, natural food markets, supermarket fuel centers, seafood shops, floral shops, and bakeries. We believe the combination store format will allow us to withstand continued competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. We expect improved identical food store sales as compared to the growth in the second quarter of 2004. We expect the third quarter to be stronger than the fourth quarter because of the strength of our identical sales in the fourth quarter of 2003.

•	Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis on self-development and ownership of real estate, and on logistics and technology improvements. The continued capital spending in technology focused on improved store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, should reduce merchandising costs as a percent of sales. Capital spending for fiscal 2003 was $2.1 billion, including acquisitions and the purchase of assets financed under the synthetic lease at February 1, 2003. We intend to use cash flow from operations to finance capital expenditure requirements. We expect capital investment for 2004 to be in the range of $1.8—$2.0 billion, excluding acquisitions. We expect to be at the low to mid-point of this range. Total food store square footage is expected to grow 2-3% before acquisitions and operational closings.

•	Based on current operating results, we believe that cash flow from operations and other sources of liquidity, including borrowings under our commercial paper program and bank credit facilities, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

•	We expect that our OG&A results will be affected by increased costs, such as health care benefit costs, pension costs, and credit card fees, as well as any future labor disputes.

•	We expect rent expense, as a percent of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•	We expect that our effective tax rate for 2004 will be in the range of 38.0%, assuming the Work Opportunity Tax Credit is not re-established.

•	We expect net earnings in 2004 to be lower than in 2003, excluding the effect of the labor dispute and unusual items.

•	We plan to continue using one-third of cash flow for debt reduction and two-thirds for stock repurchase or payment of a cash dividend. We expect cash flow for the year to support, at a minimum, the $169 million in stock repurchase made year-to-date and allow for debt reduction.

•	We continue to evaluate under-performing stores. We expect operational closings will continue at an above-historical rate.

•	We believe that in 2004 there will be opportunities to reduce our operating costs in areas such as administration, labor, shrink, warehousing and transportation. These savings will be invested in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•	In addition to the $14 million and $100 million contributed during the second quarter of 2004 and the first quarter of 2003, respectively, we contributed $21 million to our Company sponsored pension plan as of September 15, 2004. We do not expect to make voluntary contributions during the year. For fiscal 2005, we expect our minimum required pension contributions to be $148 million. Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.

•	In addition to the company-sponsored pension plans, we also participate in various multi-employer pension plans for substantially all employees represented by unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based on a fixed amount for each year of service. We contributed $169 million, $153 million and $114 million to these funds in 2003, 2002 and 2001, respectively. We would have contributed an additional $13 million to these plans in 2003 had there been no labor disputes. Based on the most recent information available to us, we believe these multi-employer plans are underfunded. Based on various factors, underfunding could result in the imposition of an excise tax equal to 5% of the deficiency in the first year of a funding deficiency and 100% of the deficiency thereafter, until corrected. As a result, we expect that contributions to these plans will continue to increase and the benefit levels and related issues will continue to create collective bargaining challenges. Several recently completed labor negotiations, including southern California, resulted in a reduction of liabilities (and, therefore, a reduction of expected contribution increases). These multi-employer funds are managed by trustees, appointed by management of the employers (including Kroger) and labor in equal number, who have fiduciary obligations to act prudently. Thus, while we expect contributions to these funds to continue to increase as they have in recent years, the amount of increase will depend upon the outcome of collective bargaining, actions taken by trustees and the actual return on assets held in these funds. For these reasons, it is not practicable to determine the amount by which our multi-employer pension contributions will increase. Moreover, if we were to exit markets, we may be required to pay a withdrawal liability. Any adjustments for withdrawal liability well be recorded when it is probable that a liability exists and can be reasonably estimated, and when it is determined that markets will be exited.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•	We currently have contract extensions in Denver, Smith’s and Food 4 Less in Las Vegas, and Food 4 Less in southern California. The extensions are subject to termination by either party following notice. We are actively pursuing negotiations of new agreements in those markets. We remain hopeful, but cannot be certain, that we can reach satisfactory agreements without a work stoppage. On October 9, 2004, we have a major contract expiring in Cincinnati. In these contracts, rising health care and pension costs will continue to be an important issue in negotiations. A prolonged work stoppage affecting a substantial number of stores could have a material effect on our results.

•	Our ability to achieve sales and earnings goals will be affected by: labor disputes; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors; our response to these actions; the state of the economy, including the inflationary and deflationary trends in certain commodities; stock repurchases; and the success of our future growth plans.

•	In addition to the factors identified above, our identical store sales growth could be affected by increases in Kroger private-label sales, the effect of “sister stores,” and reductions in retail pricing. Kroger’s EPS growth goals could be affected by: recessionary trends in the economy; our ability to reduce shrink and OG&A; continued increases in health care, pension and credit card fees; and the success of our capital investments.

•	We have estimated our exposure to the claims and litigation arising in the normal course of business and believe we have made adequate provisions for them. Unexpected outcomes in these matters could result in an adverse effect on our earnings.

•	The proportion of cash flow used to reduce outstanding debt, repurchase common stock, or pay a cash dividend may be affected by the market price of Kroger common stock, the amount of outstanding debt available for pre-payment and changes in borrowing rates.

•	Consolidation in the food industry is likely to continue and the effects on our business, favorable or unfavorable, cannot be foreseen.

•	The results of our future growth plans, including the amount and timing of cost savings expected, could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional retailers; our response actions; the state of the economy, including deflationary trends in certain commodities; recessionary times in the economy, our ability to reduce shrink and operating, general and administrative expense; increases in health care, pension and credit card fees; and the success of our capital investments.

•	Rent expense, which includes subtenant rental income, could be adversely affected by the state of the economy, increased store closure activity and future consolidation.

•	Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or remaining terms of leases. Use of the straight-line method of depreciation creates a risk that future asset write-offs or potential impairment charges related to store closings would be larger than if an accelerated method of depreciation was followed.

•	Our effective tax rate may differ from the expected rate due to changes in law changes, the status of open items with various taxing authorities and the potential reinstatement of the Work Opportunity Tax Credit.

•	The grocery retailing industry continues to experience fierce competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores, and restaurants. Our continued success is dependent upon our ability to compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could adversely affect our sales.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material effect on our financial statements.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate, may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Changes in our product mix may negatively affect certain financial indicators. For example, we have added and will continue to add supermarket fuel centers. Since gasoline generates low profit margins but significant sales, we expect to see our gross profit margins decrease as we sell more gasoline. Although this negatively affects our gross profit margin, gasoline provides a positive effect on operating, general and administrative expense as a percent of sales.

•	Our ability to integrate any companies we acquire or have acquired, and achieve operating improvements at those companies, will affect our operations.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, or if our logistics and technology projects are not completed in the time frame expected or on budget.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, or may decrease the customer demand for certain products. Additionally, increases in the cost of inputs, such as utility costs or raw material costs, could negatively impact financial ratios and net earnings.

•	Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass on these increases to our customers, our gross margin and net earnings will suffer.

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

ITEM 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter-ended August 14, 2004. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter-ended August 14, 2004, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The United States Attorney’s Office for the Central District of California informed the Company that it is investigating the hiring practices of Ralphs Grocery Company during the labor dispute from October 2003 through February 2004. Among matters under investigation is the allegation that some locked-out employees were enabled to work under false identities or false Social Security numbers, despite Company policy forbidding such conduct. A grand jury has convened to consider whether such acts violated federal criminal statutes. The Company is cooperating with the investigation, and it is too early to determine whether charges will be filed or what potential penalties Ralphs may face. In addition, these alleged practices are the subject of claims that Ralphs’ conduct of the lockout was unlawful, and that Ralphs should be liable under the National Labor Relations Act. The National Labor Relations Board has not determined to issue a complaint and, in any case, the Company believes it has substantial defenses to any such claims.

Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust and civil rights laws, are pending against the Company. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of these claims and lawsuits, nor their likelihood of success, the Company is of the opinion that any resulting liability will not have a material adverse effect on the Company’s financial position.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

  (e)

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in millions)
First four weeks
May 23, 2004 to June 19, 2004	350,000	$16.48	350,000	$33

Second four weeks
June 20, 2004 to July 17, 2004	125,000	$17.51	125,000	$31

Third four weeks
July 18, 2004 to August 14, 2004	737,269	$16.71	600,000	$21

Total	1,212,269	$16.73	1,075,000	$21

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of 2004 contains three 28-day periods.
(2)	Shares were repurchased under (i) a $500 million stock repurchase program, authorized by the Board of Directors on December 10, 2002, and (ii) a program authorized in December of 1999 to repurchase common stock to reduce dilution resulting from our employee stock option plans, a program which is limited based on proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown. On September 16, 2004, the Board of Directors authorized a new $500 million stock repurchase program to replace the December 2002 stock repurchase program.
(3)	Amounts shown in this column reflect amounts remaining under the $500 million stock repurchase program referenced in Note 2 above. Amounts remaining under the program seeking to reduce dilution resulting from stock option exercises are not determinable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	June 24, 2004 – Annual Meeting

(c)	The shareholders elected four directors to serve until the annual meeting of shareholders in 2007 and two directors to serve until the annual meeting of shareholders in 2006, or until their successors have been elected and qualified, and ratified the selection of PricewaterhouseCoopers LLP, as the Company’s independent registered public accounting firm for 2004. The shareholders defeated a shareholder proposal to declassify the Board of Directors into a single class of directors, with a term of office for all members of the Board of Directors to be one year, as such resolution failed to receive at least 75% of the outstanding shares of common stock as required by the regulations adopted by the shareholders, and also defeated a resolution to take those steps necessary to amend the by-laws to require that the Chairman of the Board of Directors shall not concurrently serve as the Chief Executive Officer of the Company.

Votes were cast as follows:

To Serve Until 2007			For	Withheld
John L. Clendenin			601,735,868	53,255,916
David B. Dillon			600,934,581	54,057,203
David B. Lewis			630,554,897	24,436,887
Susan M. Phillips			635,519,525	19,472,259

To Serve Until 2006
Don W. McGeorge			634,340,881	20,650,903
W. Rodney McMullen			634,732,615	20,259,169

		For	Against	Withheld
PricewaterhouseCoopers LLP		635,977,418	13,373,820	5,640,546

	For	Against	Withheld	Broker Non- Votes
Shareholder proposal (declassify Board of Directors)	423,603,917	163,169,198	6,611,414	61,607,255
Shareholder proposal (separate Chief Executive Officer and Chairman of the Board functions)	210,565,664	375,577,891	7,240,974	61,607,255

Item 6. Exhibits and Reports on Form 8-K.

(a)	EXHIBIT 3.1 - Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Company’s Regulations are incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

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

EXHIBIT 31.1 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

EXHIBIT 31.2 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

EXHIBIT 32.1 – Section 1350 Certifications

EXHIBIT 99.1 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

(b)	The Company disclosed and filed a new Five-Year Credit Agreement in its Current Report on Form 8-K dated May 24, 2004; disclosed an investigation by the United States Attorney’s Office for the Central District of California into the hiring practices of Ralphs Grocery Company during the labor dispute from October, 2003 through February, 2004, on its Current Report on Form 8-K dated June 18, 2004; and disclosed and filed an announcement of first quarter, 2004 earnings results on its Current Report on Form 8-K dated June 22, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: September 23, 2004	By:	/s/ David B. Dillon
David B. Dillon
Chairman and
Chief Executive Officer

Dated: September 23, 2004	By:	/s/ J. Michael Schlotman
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