Form 10-Q
period 2004-11-06
KROGER CO
filed 2004-12-16
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 6, 2004

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

There were 732,174,961 shares of Common Stock ($1 par value) outstanding as of December 10, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 6, 2004	November 8, 2003	November 6, 2004	November 8, 2003
Sales	$12,854	$12,141	$42,739	$40,757

Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	9,632	9,016	31,866	30,048
Operating, general and administrative	2,440	2,368	8,092	7,787
Rent	158	153	525	499
Depreciation and amortization	287	280	949	904

Earnings from operations	337	324	1,307	1,519
Interest expense	117	148	442	476

Earnings before income tax expense	220	176	865	1,043
Income tax expense	77	66	317	391

Net earnings	$143	$110	$548	$652

Net earnings per basic common share	$0.19	$0.15	$0.74	$0.87

Weighted average number of common shares used in basic calculation	736	743	738	748

Net earnings per diluted common share	$0.19	$0.15	$0.73	$0.86

Weighted average number of common shares used in diluted calculation	742	754	746	757

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	November 6, 2004	January 31, 2004
ASSETS
Current assets
Cash, including temporary cash investments of $15 at January 31, 2004	$130	$159
Store deposits in-transit (Note 1)	567	579
Receivables	644	740
Inventory	4,630	4,169
Prefunded employee benefits	—	300
Prepaid and other current assets	226	251

Total current assets	6,197	6,198

Property, plant and equipment, net	11,445	11,178
Goodwill	3,138	3,134
Fair value interest rate hedges (Note 11)	—	6
Other assets and investments	311	247

Total Assets	$21,091	$20,763

LIABILITIES
Current liabilities
Current portion of long-term debt, at face value, including obligations under capital leases	$207	$248
Accounts payable	3,906	3,637
Accrued salaries and wages	584	547
Deferred income taxes	138	138
Other current liabilities	1,573	1,595

Total current liabilities	6,408	6,165

Long-term debt including obligations under capital leases
Long-term debt, at face value, including obligations under capital leases	7,531	8,012
Adjustment to reflect fair value interest rate hedges (Note 11)	82	104

Long-term debt including obligations under capital leases	7,613	8,116

Fair value interest rate hedges (Note 11)	2	—
Deferred income taxes	1,133	990
Other long-term liabilities	1,598	1,481

Total Liabilities	16,754	16,752

Commitments and Contingencies (Note 12)

SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 917 shares issued at November 6, 2004, and 913 shares issued at January 31, 2004	917	913
Additional paid-in capital	2,406	2,382
Accumulated other comprehensive loss	(124)	(124)
Accumulated earnings	4,217	3,667
Common stock in treasury, at cost, 185 shares at November 6, 2004, and 170 shares at January 31, 2004	(3,079)	(2,827)

Total Shareowners’ Equity	4,337	4,011

Total Liabilities and Shareowners’ Equity	$21,091	$20,763

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Three Quarters Ended
	November 6, 2004	November 8, 2003
Cash Flows From Operating Activities:
Net earnings	$548	$652
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	949	904
LIFO charge	31	34
Deferred income taxes	143	129
Other	34	22
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Inventories	(492)	(324)
Receivables	20	54
Store deposits in-transit	12	(290)
Prepaid expenses	314	305
Accounts payable	370	228
Accrued expenses	(77)	129
Accrued income taxes	153	225
Contribution to company-sponsored pension plan	(35)	(100)
Other	100	(49)

Net cash provided by operating activities	2,070	1,919

Cash Flows From Investing Activities:
Capital expenditures, excluding acquisitions	(1,277)	(1,647)
Proceeds from sale of assets	58	38
Payments for acquisitions, net of cash acquired	(25)	(56)
Other	7	—

Net cash used by investing activities	(1,237)	(1,665)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	348
Reductions in long-term debt	(514)	(475)
Debt prepayment costs	(25)	(17)
Financing charges incurred	(5)	(3)
Increase (decrease) in book overdrafts	(102)	12
Proceeds from interest rate swap terminations	—	114
Proceeds from issuance of capital stock	33	33
Treasury stock purchases	(249)	(302)

Net cash used by financing activities	(862)	(290)

Net decrease in cash and temporary cash investments	(29)	(36)
Cash and temporary cash investments:
Beginning of year	159	171

End of quarter	$130	$135

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$516	$518
Cash paid during the year for income taxes	$4	$34
Non-cash changes related to purchase acquisitions:
Fair value of assets acquired	$19	$48
Goodwill recorded	$6	$9
Liabilities assumed	$1	$1

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

The unaudited information included in the Consolidated Financial Statements for the third quarter and three quarters ended November 6, 2004 and November 8, 2003 includes the results of operations of the Company for the 12-week and 40-week periods then ended.

Store Closing Costs

All closed store liabilities related to exit or disposal activities initiated after December 31, 2002, are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company provides for closed store liabilities relating to the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The Company estimates the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed stores. The closed store lease liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years. Adjustments to closed store liabilities primarily relate to changes in subtenant income and lease buyouts. Adjustments are made for changes in estimates in the period in which the change becomes known. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or is no longer needed for its originally intended purpose, is adjusted to income in the period when the change is identified.

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

The following table summarizes accrual activity for future lease obligations of stores closed in the normal course of business.

Future Lease Obligations
Balance at January 31, 2004	$53
Additions	29
Payments	(6)
Adjustments	(16)

Balance at November 6, 2004	$60

Stock Option Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of the grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company also makes restricted stock awards. Compensation expense included in net earnings for restricted stock awards totaled approximately $1 and $2, after-tax, for the third quarter of 2004 and 2003, respectively. Restricted stock expense totaled $6 after-tax, for both the first three quarters of 2004 and 2003. The Company’s stock option plans are more fully described in the Company’s fiscal 2003 Annual Report on Form 10-K.

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share as if compensation cost for all options had been determined based on the fair market value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation:”

	Third Quarter		Year-to-date
	2004	2003	2004	2003
Net earnings, as reported	$143	$110	$548	$652
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	1	2	6	6
Subtract: Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefits	(10)	(10)	(35)	(37)

Pro forma net earnings	$134	$102	$519	$621

Net earnings per basic common share, as reported	$0.19	$0.15	$0.74	$0.87
Pro forma earnings per basic common share	$0.18	$0.14	$0.70	$0.83

Net earnings per diluted common share, as reported	$0.19	$0.15	$0.73	$0.86
Pro forma earnings per diluted common share	$0.18	$0.14	$0.70	$0.82

Store Deposits In-Transit

Store deposits in-transit generally represent funds deposited to the Company’s bank accounts at the end of the quarter related to sales, a majority of which were paid for with credit cards and checks, to which the Company does not have immediate access. In previous years, these items were netted against accounts payable. Store deposits in-transit totaled $567 and $579 for the third quarter of 2004 and the fourth quarter of 2003, respectively. Accounts payable totaled $3,906 and $3,637 for the third quarter of 2004 and the fourth quarter of 2003, respectively.

2. MERGER-RELATED COSTS

The following table is a summary of the changes in accruals related to various business combinations:

	Facility Closure Costs	Contributions
Balance at January 31, 2004	$64	$15
Payments	(6)	(1)

Balance at November 6, 2004	$58	$14

The $58 liability for facility closure costs primarily represents the present value of lease obligations remaining through 2019 for locations closed in California prior to the Fred Meyer merger. The $14 liability relates to a charitable contribution required as a result of the Fred Meyer merger. The Company is required to complete this contribution by May 2006.

3. RESTRUCTURING CHARGES AND RELATED ITEMS

Restructuring charges

The following table summarizes the changes in the balances of liabilities associated with the 2001 restructuring plan:

Facility Closure Costs
Balance at January 31, 2004	$5
Payments	(1)

Balance at November 6, 2004	$4

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

Store closing liabilities

In 2001 and 2000, the Company implemented two distinct, formalized plans that coordinated the closings of several locations over relatively short periods of time. The following table summarizes the changes in the balances of the liabilities related to the closings:

Balances at January 31, 2004	$32
Payments	(18)

Balances at November 6, 2004	$14

The $14 liability for store closing liabilities relates to the present value of lease obligations remaining through 2020. Sales at the stores remaining under the plans totaled $19 and $25 for the rolling four-quarter periods ended November 6, 2004, and November 8, 2003, respectively. Net operating income or loss for these stores cannot be determined on a separately identifiable basis.

4. GOODWILL, NET

The following table summarizes the changes in the Company’s net goodwill balance:

Balance at January 31, 2004	$3,134
Goodwill recorded	6
Purchase accounting adjustments in accordance with SFAS No. 141	(2)

Balance at November 6, 2004	$3,138

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

5. COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Third Quarter Ended		Three Quarters Ended
	November 6, 2004	November 8, 2003	November 6, 2004	November 8, 2003
Net earnings, as reported	$143	$110	$548	$652
Reclassification adjustment for losses included in net earnings, net of tax(1)	—	1	—	22
Unrealized gain on hedging activities, net of tax(2)	—	—	—	3

Comprehensive income	$143	$111	$548	$677

(1)	Amounts are net of tax of $1 and $13 for the third quarter and year-to-date 2003, respectively.
(2)	Amount is net of tax of $2 for year-to-date 2003.

During 2003, other comprehensive income consisted of reclassifications of previously deferred losses on cash flow hedges into net earnings as well as market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet dates. The reclassification adjustment for the year-to-date period of 2003 includes $12 of after-tax loss related to the second quarter 2003 Dynegy settlement that is more fully described in “Other Items” in the Management’s Discussion and Analysis section.

6. BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the first three quarters of 2004 and 2003:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$85	$77	$8	$6
Interest cost	87	82	17	16
Expected return on plan assets	(94)	(94)	—	—
Amortization of:
Prior service cost	4	4	(5)	(4)
Actuarial loss	7	2	—	—

Net periodic benefit cost	$89	$71	$20	$18

7. INCOME TAXES

The effective income tax rate was 36.7% for the first three quarters of 2004 and 37.5% for the first three quarters of 2003. The effective income tax rate differed from the federal statutory rate primarily because of the effect of state taxes and open items with various taxing authorities.

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

The following table provides a reconciliation of earnings and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share:

	Third Quarter Ended November 6, 2004			Third Quarter Ended November 8, 2003
	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Earnings per basic common share	$143	736	$0.19	$110	743	$0.15
Dilutive effect of stock options, restricted stock and warrants		6			11

Earnings per diluted common share	$143	742	$0.19	$110	754	$0.15

	Three Quarters Ended November 6, 2004			Three Quarters Ended November 8, 2003
	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Earnings per basic common share	$548	738	$0.74	$652	748	$0.87
Dilutive effect of stock options, restricted stock and warrants		8			9

Earnings per diluted common share	$548	746	$0.73	$652	757	$0.86

The Company had options outstanding for approximately 39 shares and 26 shares during the third quarter of 2004 and 2003, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share. For the first three quarters of 2004 and 2003, the Company had options outstanding for approximately 31 and 34 shares, respectively, that were excluded from the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2004, the FASB issued Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting, disclosure and transition related to the Prescription Drug Act. FSP No. 106-2 became effective for the Company in the third quarter of 2004. The adoption of FSP No. 106-2 had no material effect on the Company’s Consolidated Financial Statements.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Issue No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF Issue No. 03-10 became effective for the Company on February 1, 2004, the beginning of its first quarter of 2004. Adoption of EITF Issue No. 03-10 reduced the Company’s sales and merchandise costs by $17.3 during the first three quarters of 2004.

10. GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At November 6, 2004, a total of approximately $6.1 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

The non-guaranteeing subsidiaries represented less than 3% on an individual and aggregate basis of consolidated assets, pre-tax earnings, cash flow and equity, except for consolidated pre-tax earnings for the third quarter of 2004 and 2003. Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below. The non-guaranteeing subsidiaries, in aggregate, represented approximately 3.2% and 8.5% of third quarter 2004 and 2003, respectively, consolidated pre-tax earnings. Therefore, the non-guarantor subsidiaries’ information is separately presented in the Condensed Consolidating Statements of Earnings for the third quarter of 2004 and 2003.

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

The following tables present summarized financial information as of November 6, 2004, and January 31, 2004, and for the third quarter ended, and three quarters ended, November 6, 2004 and November 8, 2003:

Condensed Consolidating

Balance Sheets

As of November 6, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$22	$108	$—	$130
Store deposits in-transit	69	498	—	567
Accounts receivable	82	562	—	644
Net inventories	455	4,175	—	4,630
Prepaid and other current assets	(40)	266	—	226

Total current assets	588	5,609	—	6,197

Property, plant and equipment, net	1,239	10,206	—	11,445
Goodwill	19	3,119	—	3,138
Other assets and investments	578	(267)	—	311
Investment in and advances to subsidiaries	11,584	—	(11,584)	—

Total assets	$14,008	$18,667	$(11,584)	$21,091

Current liabilities
Current portion of long-term debt including obligations under capital leases	$207	$—	$—	$207
Accounts payable	151	3,755	—	3,906
Other current liabilities	55	2,240	—	2,295

Total current liabilities	413	5,995	—	6,408

Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,205	326	—	7,531
Adjustment to reflect fair value interest rate hedges	82	—	—	82

Long-term debt including obligations under capital leases	7,287	326	—	7,613

Fair value interest rate hedges	2	—	—	2
Other long-term liabilities	1,969	762	—	2,731

Total liabilities	9,671	7,083	—	16,754

Shareowners’ Equity	4,337	11,584	(11,584)	4,337

Total liabilities and shareowners’ equity	$14,008	$18,667	$(11,584)	$21,091

Condensed Consolidating

Balance Sheets

As of January 31, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$26	$133	$—	$159
Store deposits in-transit	66	513	—	579
Accounts receivable	106	634	—	740
Net inventories	414	3,755	—	4,169
Prepaid and other current assets	271	280	—	551

Total current assets	883	5,315	—	6,198

Property, plant and equipment, net	1,129	10,049	—	11,178
Goodwill	21	3,113	—	3,134
Fair value interest rate hedges	6	—	—	6
Other assets and investments	576	(329)	—	247
Investment in and advances to subsidiaries	11,916	—	(11,916)	—

Total assets	$14,531	$18,148	$(11,916)	$20,763

Current liabilities
Current portion of long-term debt including obligations under capital leases	$242	$6	$—	$248
Accounts payable	218	3,419	—	3,637
Other current liabilities	623	1,657	—	2,280

Total current liabilities	1,083	5,082	—	6,165

Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,699	313	—	8,012
Adjustment to reflect fair value interest rate hedges	104	—	—	104

Long-term debt including obligations under capital leases	7,803	313	—	8,116

Other long-term liabilities	1,634	837	—	2,471

Total liabilities	10,520	6,232	—	16,752

Shareowners’ Equity	4,011	11,916	(11,916)	4,011

Total liabilities and shareowners’ equity	$14,531	$18,148	$(11,916)	$20,763

Condensed Consolidating

Statements of Earnings

For the Quarter Ended November 6, 2004

	The Kroger Co.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$1,611	$11,516	$12	$(285)	$12,854
Merchandise costs, including warehousing and transportation	1,306	8,599	––	(273)	9,632
Operating, general and administrative	374	2,069	(3)	––	2,440
Rent	28	142	––	(12)	158
Depreciation and amortization	23	262	2	—	287

Earnings (loss) from operations	(120)	444	13	—	337

Interest expense	105	6	6	—	117
Equity in earnings of subsidiaries	(317)	—	—	317	—

Earnings (loss) before tax expense	92	438	7	(317)	220

Tax expense (benefit)	(51)	126	2	—	77

Net earnings	$143	$312	$5	$(317)	$143

Condensed Consolidating

Statements of Earnings

For the Quarter Ended November 8, 2003

	The Kroger Co.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$1,642	$10,706	$12	$(219)	$12,141
Merchandise costs, including warehousing and Transportation	1,358	7,865	—	(207)	9,016
Operating, general and administrative	347	2,031	(10)	—	2,368
Rent	35	130	—	(12)	153
Depreciation and amortization	21	258	1	—	280

Earnings (loss) from operations	(119)	422	21	—	324

Interest expense	140	2	6	—	148
Equity in earnings of subsidiaries	(271)	—	—	271	—

Earnings (loss) before tax expense	12	420	15	(271)	176

Tax expense (benefit)	(98)	159	5	—	66

Net earnings	$110	$261	$10	$(271)	$110

Condensed Consolidating

Statements of Earnings

For the Three Quarters Ended November 6, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,004	$37,531	$(796)	$42,739
Merchandise costs, including warehousing and transportation	4,861	27,761	(756)	31,866
Operating, general and administrative	1,163	6,929	––	8,092
Rent	140	425	(40)	525
Depreciation and amortization	82	867	—	949

Earnings (loss) from operations	(242)	1,549	—	1,307

Interest expense	415	27	—	442
Equity in earnings of subsidiaries	(989)	—	989	—

Earnings (loss) before tax expense	332	1,522	(989)	865

Tax expense (benefit)	(216)	533	—	317

Net earnings	$548	$989	$(989)	$548

Condensed Consolidating

Statements of Earnings

For the Three Quarters Ended November 8, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$5,264	$36,207	$(714)	$40,757
Merchandise costs, including warehousing and transportation	4,273	26,449	(674)	30,048
Operating, general and administrative	1,059	6,728	—	7,787
Rent	126	413	(40)	499
Depreciation and amortization	67	837	—	904

Earnings (loss) from operations	(261)	1,780	—	1,519

Interest expense	448	28	—	476
Equity in earnings of subsidiaries	(1095)	—	1,095	—

Earnings (loss) before tax expense	386	1,752	(1,095)	1,043

Tax expense (benefit)	(266)	657	—	391

Net earnings	$652	$1,095	$(1,095)	$652

Condensed Consolidating

Statements of Cash Flows

For the Three Quarter Ended November 6, 2004

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$481	$1,589	$2,070

Cash flows from investing activities:
Capital expenditures	(136)	(1,141)	(1,277)
Other	17	23	40

Net cash used by investing activities	(119)	(1,118)	(1,237)

Cash flows from financing activities:
Reductions in long-term debt	(521)	7	(514)
Proceeds from issuance of capital stock	33	—	33
Treasury stock purchases	(249)	—	(249)
Other	(32)	(100)	(132)
Net change in advances to subsidiaries	403	(403)	—

Net cash (used) by financing activities	(366)	(496)	(862)

Net (decrease) in cash and temporary cash investments	(4)	(25)	(29)
Cash and temporary cash investments:
Beginning of year	26	133	159

End of quarter	$22	$108	$130

Condensed Consolidating

Statements of Cash Flows

For the Three Quarters Ended November 8, 2003

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities	$(205)	$2,124	$1,919

Cash flows from investing activities:
Capital expenditures	(110)	(1,537)	(1,647)
Other	(40)	22	(18)

Net cash used by investing activities	(150)	(1,515)	(1,665)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	248	100	348
Reductions in long-term debt	(438)	(37)	(475)
Proceeds from issuance of capital stock	33	—	33
Proceeds from interest rate swap terminations	114	—	114
Treasury stock purchases	(302)	—	(302)
Other	(24)	16	(8)
Net change in advances to subsidiaries	702	(702)	—

Net provided (used) by financing activities	333	(623)	(290)

Net increase (decrease) in cash and temporary cash investments	(22)	(14)	(36)
Cash and temporary cash investments:
Beginning of year	43	128	171

End of quarter	$21	$114	$135

11. FAIR VALUE INTEREST RATE HEDGES

In the first quarter of 2003, the Company reconfigured a portion of its interest derivative portfolio by terminating six interest rate swap agreements that were accounted for as fair value hedges. Approximately $114 of proceeds received as a result of these terminations were recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt. As of November 6, 2004, the unamortized balances totaled approximately $85.

During the first two quarters of 2003, the Company initiated 10 new interest rate swap agreements that are being accounted for as fair value hedges. During the second quarter of 2004, the Company terminated three of the interest rate swap agreements. As of November 6, 2004, liabilities totaling $2 have been recorded to reflect the fair value of the remaining interest rate swap agreements, offset by reductions in the fair value of the underlying debt.

12. COMMITMENTS AND CONTINGENCIES

The Company continuously evaluates contingencies based upon the best available evidence.

Management believes that allowances for loss have been provided to the extent necessary and that its assessment of contingencies is reasonable. Allowances for loss are included in other current liabilities and other long-term liabilities. To the extent that resolution of contingencies or an updated allowance analysis results in amounts that vary from management’s estimates, future earnings will be charged or credited.

The principal contingencies are described below.

Insurance — The Company’s workers’ compensation risks are self-insured in certain states. In addition, other workers’ compensation risks and certain levels of insured general liability risks are based on retrospective premium plans, deductible plans, and self-insured retention plans. Liabilities for workers’ compensation risks are accounted for on a present value basis. Liabilities for general liability risks are not present-valued. Actual claim settlements and expenses incident thereto may differ from the provisions for loss.

Litigation — The United States Attorney’s Office for the Central District of California informed the Company that it is investigating the hiring practices of Ralphs Grocery Company, a wholly-owned subsidiary of The Kroger Co., during the labor dispute from October 2003 through February 2004. Among matters under investigation is the allegation that some locked-out employees were enabled to work under false identities or false Social Security numbers, despite Company policy forbidding such conduct. A grand jury has convened to consider whether such acts violated federal criminal statutes. The Company is cooperating with the investigation, and it is too early to determine whether charges will be filed or what potential penalties Ralphs may face. In addition, these alleged practices are the subject of claims that Ralphs’ conduct of the lockout was unlawful, and that Ralphs should be liable under the National Labor Relations Act (“NLRA”). The Los Angeles Regional Office of the National Labor Relations Board (“NLRB”) has notified the charging parties that all charges alleging that Ralphs’ lockout violated the NLRA have been dismissed. The charging parties have appealed that decision to the General Counsel of the NLRB.

The Company is involved in various legal actions arising in the normal course of business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position of the Company.

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

In addition to the $14 and $100 contributed during the second quarter of 2004 and the first quarter of 2003, respectively, the Company contributed $21 to the company-sponsored pension plans during the third quarter of 2004. Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations and future changes in legislation, will determine the amounts of any additional contributions.

The Company also participates in various multi-employer pension plans for substantially all employees represented by unions. The Company is required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based on a fixed amount for each year of service. The Company contributed $169 to these plans in fiscal 2003. The Company would have contributed an additional $13 to these plans in 2003 had there been no labor disputes. Based on the most recent information available to the Company, it believes these plans continue to be underfunded. Based on various factors, underfunding could result in the imposition of an excise tax equal to 5% of the deficiency in the first year of a funding deficiency and 100% of the deficiency thereafter, until corrected. As a result, we expect that contributions to these plans will continue to increase and the benefit levels and related issues will continue to create collective bargaining challenges. Several of our recently completed labor agreements, including Ralphs in southern California, resulted in a reduction of liabilities. These multi-employer funds are managed by trustees, appointed by management of the employers (including Kroger) and the labor unions in equal number, who have fiduciary obligations to act prudently. Thus, while we expect contributions to these funds to continue to increase as they have in recent years, the amount of the increase will depend upon the outcome of collective bargaining, actions taken by trustees and the actual return on assets held in these funds and the discount rate used in each fund. For these reasons, it is not practicable to determine the amount by which the Company’s multi-employer pension contributions will increase. Moreover, if the Company were to exit markets, it may be required to pay a withdrawal liability. Any adjustments for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

13. SUBSEQUENT EVENTS

On December 9, 2004, the Company announced an offering of $300, 4.95% senior notes due in 2015. The Company expects net proceeds from the offering of approximately $297. The Company intends to use the net proceeds from the offering to repay amounts under our credit facilities and short-term borrowings, and for other general corporate purposes. The transaction is expected to settle on December 20, 2004. The Company initiated three new interest rate swap agreements related to this offering.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

We are pleased with our sales performance in the third quarter. Kroger’s identical food-store sales showed strong improvement over the second quarter. Our continued focus on fulfilling our customers’ needs is an important part of our strategy to increase earnings through strong, sustainable identical food-store sales growth.

The improved identical-sales performance in the third quarter versus the second quarter continues to move us toward our sales targets for the year. Based on year-to-date performance, however, it will be a challenge to achieve the Company’s previously announced identical food-store sales target of 1.3% for the full fiscal year, which excludes fuel and stores affected by labor disputes.

The Company experienced a 141-day work stoppage in southern California that ended February 29, 2004. The southern California market remains competitive and we are focused on improving identical food-store sales in that market to pre-strike levels. Identical food-store sales for Ralphs and Food 4 Less together, as compared to the third quarter of 2002, are down slightly less than 1% for the full quarter. We believe a comparison to 2002 results is more representative due to the disruption caused by the labor dispute in 2003. Ralphs continues to be down, partially offset by sales increases at Food 4 Less. We continue to emphasize store conditions, associate training, and competitive pricing. Our identical food-store sales trends did improve in the third quarter at both Ralphs and Food 4 Less compared to the second quarter. We continue to make progress and execute our business plan in southern California.

During the third quarter, major labor contracts covering nearly 20,000 associates in Seattle, Cincinnati and at Food 4 Less in southern California were ratified without a work stoppage. In each case, we continued to make progress toward our goal of labor cost competitiveness. These new agreements have included a variety of measures to bring our labor costs more in line with the competition, including modest cost sharing by our associates for health care benefits and caps on cost increases in health care plans.

Negotiations continue with the UFCW at King Soopers in Denver, and Smith’s and Food 4 Less in Las Vegas. We remain hopeful that we can reach new agreements in those markets without work stoppages. Looking ahead to 2005, we have major UFCW contracts expiring in Roanoke, the Atlanta area, Portland (non-food), Columbus, and Dallas (clerks). We also have various Teamsters contracts expiring, including one in southern California and a separate one that covers several facilities in the Midwest. We continue to be committed to achieving a cost structure that enables us to grow our business and create more good jobs, while providing our associates with competitive wages and benefits.

For a more detailed discussion of our expectations and uncertainties related to those expectations, please see the “Outlook” section, below.

RESULTS OF OPERATIONS

Sales

Total sales for the third quarter of 2004 were $12.9 billion, an increase of 5.9% over total sales of $12.1 billion for the third quarter of 2003. Total food store sales increased 5.5% including fuel and 3.8% excluding fuel. For the first three quarters of 2004, total sales were $42.7 billion, an increase of 4.9% over total sales of $40.8 billion for the first three quarters of 2003. Total food store sales for the first three quarters of 2004 increased 4.5% including fuel, and 3.0% excluding fuel over total food store sales for the first three quarters of 2003. The difference between total sales and total food store sales primarily relates to sales at convenience and jewelry stores and sales by manufacturing plants to outside firms.

We define a food store as an identical store when the store has been in operation without expansion or relocation for five full quarters. Differences between total food store sales and identical food store sales primarily relate to changes in food store square footage. Our identical food store sales results, which exclude the West Virginia stores closed during the labor dispute and include Ralphs and Food 4 Less stores in southern California, are summarized in the table below. The Ralphs and Food 4 Less stores in southern California together accounted for 0.1% of the increase. The identical food store dollar figures presented were used to calculate percentage changes for the third quarter of 2004.

Identical Food Store Sales

(in millions)

	Third Quarter
	2004	2003
Including supermarket fuel centers	$11,422.8	$11,073.6
Excluding supermarket fuel centers	$10,904.2	$10,712.5

Including supermarket fuel centers	3.2%	0.2%
Excluding supermarket fuel centers	1.8%	(0.6)%

We define a food store as a comparable store when the store has been in operation for five full quarters, including expansions and relocations. Our comparable food store sales results, excluding the West Virginia stores closed during the labor dispute and including Ralphs and Food 4 less stores in southern California, are summarized in the table below. The comparable food store dollar figures presented were used to calculate percentage changes for the third quarter of 2004.

Comparable Food Store Sales

(in millions)

	Third Quarter
	2004	2003
Including supermarket fuel centers	$11,755.1	$11,341.1
Excluding supermarket fuel centers	$11,218.3	$10,976.0

Including supermarket fuel centers	3.7%	0.8%
Excluding supermarket fuel centers	2.2%	(0.1)%

We are very pleased with our sales performance in the third quarter of 2004. We believe our strong identical food-store sales growth is a reflection of our continued focus on fulfilling our customers’ needs.

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as follows: Sales minus merchandise costs plus Last-In, First Out (“LIFO”) charge. Merchandise costs include advertising, warehousing and transportation, but exclude depreciation and rent expense. FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate declined 67 basis points to 25.16% for the third quarter of 2004 from 25.83% for the third quarter of 2003. Of this decline, the effect of fuel sales accounted for a 66 basis point reduction in our FIFO gross margin rate. Our year-to-date FIFO gross margin rate declined 85 basis points to 25.51% in 2004 from 26.36% in 2003. The effect of fuel sales accounted for a 48 basis point reduction in our year-to-date FIFO gross margin rate. The declining gross margin rate on non-fuel sales reflects our continuing investment in lower retail prices.

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

OG&A expenses, as a percent of sales, decreased 52 basis points to 18.98% for the third quarter of 2004 from 19.50% for the third quarter of 2003. Fuel sales accounted for a decrease in our OG&A rate of 33 basis points during the third quarter of 2004. OG&A expenses at the supermarket divisions not affected by work stoppages, and excluding the effect of fuel, increased 23 basis points, of which incentive plan and employee benefit costs accounted for most of the increase. For the year-to-date period, OG&A expenses, as a percent of sales, decreased 18 basis points to 18.93% in 2004 from 19.11% in 2003. Fuel sales accounted for a decrease in our OG&A rate of 33 basis points for the year-to-date period of 2004.

Rent Expense

Rent expense, as a percent of total sales, was 1.23% and 1.26% in the third quarter of 2004 and 2003, respectively. For the year-to-date period, rent expense, as a percent of total sales, was 1.23% and 1.22% for 2004 and 2003, respectively. The increase in rent expense, as a percent of sales, was primarily related to our emphasis on closing under performing stores. We closed 20 stores, including 14 operational closings, in the third quarter of 2004 compared to 16 stores during the third quarter of 2003. For the year-to-date periods, we closed 63 stores, including 47 operational closings, in 2004 and 27 stores in 2003.

Depreciation and Amortization Expense

Depreciation expense, as a percent of total sales, was 2.24% and 2.31% in the third quarter of 2004 and 2003, respectively. The decrease in depreciation expense, as a percent of sales, was the result of our continued tightening of capital expenditures in addition to leverage from our increased sales. For the year-to-date periods, depreciation expense, as a percent of total sales, was 2.22% in both 2004 and 2003.

Interest Expense

Interest expense, as a percent of total sales, was .91% and 1.22% in the third quarter of 2004 and 2003, respectively. Interest expense for the third quarter of 2003, as a percent of total sales, was negatively affected by 15 basis points by premiums paid in connection with the repurchase of $100 million of long-term bonds. The remaining decrease in interest expense, as a percent of sales, is related to lower overall net borrowings and lower average borrowing costs. For the year-to-date periods of 2004 and 2003, interest expense, as a percent of total sales, was 1.03% and 1.17%, respectively. The year-to-date decrease in interest expense, as a percent of sales, was primarily related to lower net borrowings and lower borrowing costs in 2004 compared to 2003.

Income Taxes

We expect the effective tax rate for fiscal 2004 will be in the range of 37.0%. Our effective income tax rate was 35.0% for the third quarter of 2004 and 37.5% for the third quarter of 2003. For the year-to-date periods of 2004 and 2003, our effective income tax rate was 36.7% and 37.5%, respectively. The effective income tax rates differ from the federal statutory rate primarily due to the effect of state taxes and open items with various taxing authorities.

Net Earnings

Net earnings totaled $143 million, or $0.19 per diluted share, in the third quarter of 2004. These results represent an increase of 30% from net earnings of $110 million, or $0.15 per diluted share for the third quarter of 2003. Results in the third quarter of 2003 include the items described below in “Other Items” and “Previously Reported Estimated Effect of Labor Disputes.” Those items represented approximately $0.13 of after-tax expense per diluted share in the third quarter of 2003, consisting of the estimated effects of the labor disputes and the premiums paid in connection with the repurchase of $100 million of long-term bonds.

Net earnings for the first three quarters of 2004 totaled $548 million, or $0.73 per diluted share. These results represent a decrease of 16.0% from net earnings of $652 million, or $0.86 per diluted share for the first three quarters of 2003. Results of both year-to-date periods included the items described below in “Other Items” and “Previously Reported Estimated Effect of Labor Disputes.” For the first three quarters of 2004 and 2003, those items represented approximately $0.15 and $0.18, respectively, of after-tax expense per diluted share.

OTHER ITEMS

The following table summarizes items that affected Kroger’s financial results during the periods presented. These items should not be considered alternatives to net earnings, net cash provided by operating activities or any other Generally Accepted Accounting Principles (“GAAP”) measure of performance or liquidity. These items should not be viewed in isolation or considered substitutes for Kroger’s results as reported in accordance with GAAP. Due to the nature of these items, as described below, it is important to identify these items and review them in conjunction with Kroger’s financial results reported in accordance with GAAP.

These items include charges and credits that were recorded as components of OG&A expense and interest expense.

	Third Quarter		Year-to-date
(In millions except per share amounts)	2004	2003	2004	2003
Items affecting OG&A
Adjustment to charitable contribution liability	$—	$—	$—	$5
Energy purchase commitments – market value adjustment	—	—	—	(4)
Energy purchase commitments – Dynegy settlement	—	—	—	(62)
Power outage	—	—	—	(9)
Reduction of lease liabilities – store closing plans	—	—	—	10

Total affecting OG&A	—	—	—	(60)

Items affecting interest
Debt prepayment premium	—	(18)	(25)	(18)

Total affecting interest	—	(18)	(25)	(18)

Total pre-tax loss	—	(18)	(25)	(78)

Income tax effect	—	7	9	29

Total after-tax loss	$—	$(11)	$(16)	$(49)

Diluted shares	742	754	746	757

Estimated diluted per share loss	$—	$(0.01)	$(0.02)	$(0.06)

Items Affecting Operating, General and Administrative Expense and Interest Expense

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

Due to operational changes, performance improved at five stores that had not yet closed. As a result of this improved performance, in the first quarter of 2003 we modified our original plans and determined that these five locations would remain open. Additionally, closing and exit costs at other locations included in the original plans were less costly than anticipated. In total, we recorded pre-tax income of $10 million in the first quarter of 2003 to adjust these liabilities to reflect the outstanding lease commitments at the locations remaining under the plans.

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

Debt prepayment premium

During the second quarter of 2004, we called for redemption our $750 million, 7.375% bonds due in March 2005. The call was funded on July 7, 2004, through a combination of available cash, commercial paper, and credit facility borrowings. We incurred a premium of $24.7 million, pre-tax, in connection with the redemption and anticipate a reduction in interest expense of approximately $21 million, pre-tax, for the current year, as a result of the debt reduction

During the third quarter of 2003, we incurred expenses totaling $18 million, pre-tax, related to premiums paid in connection with the repurchase of $100 million of long-term bonds, and the write-off of the related deferred financing costs.

PREVIOUSLY REPORTED ESTIMATED EFFECT OF LABOR DISPUTES

The following table summarizes the estimated effect of labor disputes on Kroger’s financial results that were previously reported for the periods presented. These items should not be considered alternatives to net earnings, net cash provided by operating activities or any other GAAP measure of performance or liquidity. These items should not be viewed in isolation or considered substitutes for Kroger’s results as reported in accordance with GAAP. Due to the nature of these items, as described below, it is important to identify these items and review them in conjunction with Kroger’s financial results reported in accordance with GAAP.

Included in the estimated effect of labor disputes for prior periods were charges and credits that were recorded as components of merchandise costs and OG&A expense. The 2003 calculation includes the effect of both the southern California and West Virginia strikes. The estimated effect includes all costs associated with the work stoppages, including expenses under the Mutual Strike Assistance Agreement (“the Agreement”) in southern California entered into with Safeway Inc. and Albertson’s, Inc., and post-strike recovery expenses through the second quarter of 2004.

In the third quarter of 2004, we discontinued reporting the strike effect.

	Third Quarter		Year-to-date
(In millions except per share amounts)	2004	2003	2004	2003
Estimated effect of labor disputes on:
FIFO gross margin(1)	$—	$(97)	$(133)	$(97)

OG&A	—	(46)	(18)	(46)

Total pre-tax loss	—	(143)	(151)	(143)

Income tax effect	—	54	56	54

Total after-tax loss	$—	$(89)	$(95)	$(89)

Diluted shares	742	754	746	757

Estimated diluted per share loss	$—	$(0.12)	$(0.13)	$(0.12)

(1)	FIFO gross margin is defined above in “Results of Operations.”

For the dispute-affected regions, we compared actual results to budgeted results from the start of the disputes through the first two quarters of 2004. In establishing budgets for 2004, we took into account trends existing in the market as well as changes in our business plan strategies. Based on those budgets, the estimated effects included the difference between reported sales and sales projections less reported merchandising costs and merchandising cost projections and the difference between reported OG&A and OG&A projections.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.1 billion and $1.9 billion of cash from operating activities in the first three quarters of 2004 and 2003, respectively. Our decrease in 2004 net earnings was offset by a small net increase in cash provided from changes in operating assets and liabilities and reduced cash contributions to our Company sponsored pension plans. The decrease in our accounts payable balances in 2003 was primarily related to our decision to discontinue the practice of transferring deposits to our concentration account prior to receiving credit for those deposits from other banks. Accrued liabilities declined in 2004 due to the payment of the accrued liability to Retailers under the Agreement described in “Previously Reported Estimated Effect of Labor Disputes.”

Net cash used by investing activities

Investing activities used $1.2 billion of cash during the first three quarters of 2004 compared to $1.7 billion during the first three quarters of 2003. The amount of cash used by investing activities decreased in 2004 versus 2003 due to a decline in capital expenditures in 2004. The buyout of a synthetic lease that used $202 million of cash in 2003.

Net cash used by financing activities

Financing activities used $0.9 billion of cash in the first three quarters of 2004 compared to $0.3 billion in the first three quarters of 2003. The increase in the amount of cash used was the result of the increased use of cash to reduce net outstanding debt totaling $514 million in the first three quarters of 2004 compared to $127 million for the first three quarters of 2003, combined with a reduction in the amount of book overdrafts. In addition, we received proceeds totaling $114 million related to the termination of several interest rate swap agreements during the first three quarters of 2003.

Debt Management

On May 21, 2004, we announced we had executed a new five-year revolving credit facility totaling $1.8 billion. The new facility replaced our $1.0 billion 364-day and $812.5 million five-year credit facilities. In addition to the new $1.8 billion credit facility, maturing in 2009, we continue to maintain a $700 million five-year credit facility that matures in 2007. Outstanding credit agreements and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facilities. In addition, we had a $75 million money market line, borrowings under which also reduce the funds available under the credit facilities. As of November 6, 2004, our outstanding credit agreement and commercial paper borrowings totaled $662 million. We had no borrowings under the money market line as of November 6, 2004. The outstanding letters of credit that reduced the funds available under the credit facilities totaled $283 million at such time.

As of November 6, 2004, we also had a $100 million pharmacy receivable securitization facility that provided capacity incremental to the $2.5 billion of credit facilities described above. Funds received under this $100 million facility do not reduce funds available under the credit facilities. Collection rights to some of Kroger’s pharmacy accounts receivable balances are sold to initiate the drawing of funds under the facility. As of November 6, 2004, we had utilization under the pharmacy receivable securitization facility totaling $92 million.

Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. As of November 6, 2004, we were in compliance with these financial covenants. Furthermore, management believes it is reasonably likely that Kroger will comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases, decreased $607 million to $7.8 billion as of the end of the third quarter of 2004, from $8.4 billion as of the end of the third quarter of 2003. Total debt decreased $543 million to $7.8 billion as of the end of the third quarter of 2004 from $8.4 billion as of year-end 2003. The decreases in 2004 resulted from the use of cash flow from operations to reduce outstanding debt and lower mark-to-market adjustments.

On December 9, 2004, we announced an offering of $300 million, 4.95% senior notes due in 2015. We expect net proceeds from the offering of approximately $297 million, which we will use to repay amounts under our credit facilities and short-term borrowings, and for other general corporate purposes. The transaction is expected to settle on December 20, 2004. We initiated three new interest rate swap agreements related to this offering.

Common Stock Repurchase Program

During the third quarter of 2004, we invested $83 million to repurchase 5.4 million shares of Kroger stock at an average price of $15.18 per share. These shares were reacquired under three separate stock repurchase programs. The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors in December 2002. The second is a $500 million repurchase program that was authorized by Kroger’s Board of Directors in September 2004. The third is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. For the first three quarters of 2004, we acquired 15.5 million shares for a total investment of $249 million. As of November 6, 2004, we had $422 million remaining under the September 2004 $500 million authorization. As of December 10, 2004, we had $390 million remaining under the $500 million authorization.

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions, totaled $429 million for the third quarter of 2004 compared to $563 million for the third quarter of 2003. Year-to-date, capital expenditures, excluding acquisitions, totaled $1.3 billion in 2004 and $1.6 billion in 2003. Capital expenditures in 2003 included purchases of assets totaling $202 million which were previously financed under a synthetic lease.

During the third quarter of 2004, we opened, acquired, expanded or relocated 30 food stores and completed 33 within-the-wall remodels. In total, we operated 2,531 food stores at the end of the third quarter of 2004 versus 2,530 food stores in operation at the end of the third quarter of 2003. Total food store square footage increased 1.2% over the third quarter of 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2004, the FASB issued Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting, disclosure and transition related to the Prescription Drug Act. FSP No. 106-2 became effective for the third quarter of 2004. The adoption of FSP No. 106-1 had no material effect on our Consolidated Financial Statements.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Issue No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF Issue No. 03-10 became effective for Kroger on February 1, 2004, the beginning of our first quarter of 2004. Adoption of EITF Issue No. 03-10 reduced our sales and merchandise costs by $17.3 million for the first three quarters of 2004. We expect adoption of EITF Issue No. 03-10 will have a similar effect for the balance of fiscal 2004.

OUTLOOK

This discussion and analysis contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected change in net earnings; identical sales growth; expected pension plan contributions; our ability to generate operating cash flow; projected capital expenditures; square footage growth; opportunities to reduce costs; cash flow requirements; and our operating plan for the future; and are indicated by words or phrases such as “comfortable,” “committed,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

•	We obtain sales growth from new square footage, as well as from increased productivity from existing locations. We expect combination stores to increase our sales per customer by including numerous specialty departments, such as pharmacies, natural food markets, supermarket fuel centers, seafood shops, floral shops, and bakeries. We believe the combination store format will allow us to withstand continued competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. We expect the fourth quarter identical food-store sales growth to be more difficult because of the strength of our identical sales in the fourth quarter of 2003.

•	Capital expenditures reflect our strategy of growth through expansion and acquisition as well as our emphasis on self-development and ownership of real estate, and on logistics and technology improvements. The continued capital spending in technology focused on improved store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, should reduce merchandising costs as a percent of sales. Capital spending for fiscal 2003 was $2.1 billion, including acquisitions and the purchase of assets financed under the synthetic lease at February 1, 2003. We intend to use cash flow from operations to finance capital expenditure requirements. We expect capital investment for 2004 to be in the range of $1.7 - $1.8 billion, excluding acquisitions. This represents a decline of $200 - $300 million from the upper end of our original estimate for the year. Total food store square footage is expected to grow 2-3% before acquisitions and operational closings.

•	Based on current operating results, we believe that cash flow from operations and other sources of liquidity, including borrowings under our commercial paper program and bank credit facilities, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

•	We expect a significant increase in GAAP earnings at Ralphs in 2005, excluding any potential impairment of goodwill during the fourth quarter of 2004, but not to pre-strike levels. As we complete our business plan for 2005, we will evaluate whether projected cash flows for southern California require an impairment charge for goodwill.

•	We expect that our OG&A results will be affected by increased costs, such as health care benefit costs, pension costs, and credit card fees, as well as any future labor disputes.

•	We expect rent expense, as a percent of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•	We expect that our effective tax rate for 2004 will be in the range of 37.0%.

•	We expect net earnings in 2004 to be lower than in 2003, excluding the effect of the labor dispute and unusual items.

•	We plan to continue using one-third of cash flow for debt reduction and two-thirds for stock repurchase or payment of a cash dividend. We expect cash flow for the year to support, at a minimum, the $249 million in stock repurchase made year-to-date and allow for debt reduction.

•	We continue to evaluate under-performing stores. We expect operational closings will continue at an above-historical rate.

•	We believe that in 2004 there will be opportunities to reduce our operating costs in areas such as administration, labor, shrink, warehousing and transportation. These savings will be invested in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•	In addition to the $14 million and $100 million contributed during the second quarter of 2004 and the first quarter of 2003, respectively, we contributed $21 million to our Company-sponsored pension plans during the third quarter of 2004. We do not expect to make voluntary contributions during the remainder of the year. For fiscal 2005, we expect our minimum required pension contributions to our Company-sponsored pension plans to be $117 million. Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.

•	In addition to the company-sponsored pension plans, we also participate in various multi-employer pension plans for substantially all employees represented by unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits are generally based on a fixed amount for each year of service. We contributed $169 million, $153 million and $114 million to these funds in 2003, 2002 and 2001, respectively. We would have contributed an additional $13 million to these plans in 2003 had there been no labor disputes. Based on the most recent information available to us, we believe these multi-employer plans are underfunded. Based on various factors, underfunding could result in the imposition of an excise tax equal to 5% of the deficiency in the first year of a funding deficiency and 100% of the deficiency thereafter, until corrected. As a result, we expect that contributions to these plans will continue to increase and the benefit levels and related issues will continue to create collective bargaining challenges. Several recently completed labor negotiations, including southern California, resulted in a reduction of liabilities (and, therefore, a reduction of expected contribution increases). These multi-employer funds are managed by trustees, appointed by management of the employers (including Kroger) and labor in equal number, who have fiduciary obligations to act prudently. Thus, while we expect contributions to these funds to continue to increase as they have in recent years, the amount of increase will depend upon the outcome of collective bargaining, actions taken by trustees and the actual return on assets held in these funds. For these reasons, it is not practicable to determine the amount by which our multi-employer pension contributions will increase. Moreover, if we were to exit markets, we may be required to pay a withdrawal liability. Any adjustments for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, and when it is determined that markets will be exited.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•	We are currently operating without a labor agreement in Denver and have a contract extension at Smith’s and Food 4 Less in Las Vegas. The extension is subject to termination by either party following notice. We are actively pursuing negotiations of new agreements in those markets. We remain hopeful, but cannot be certain, that we can reach satisfactory agreements without a work stoppage. In these contracts, rising health care and pension costs will continue to be an important issue in negotiations. A prolonged work stoppage affecting a substantial number of stores could have a material effect on our results.

•	Our ability to achieve sales and earnings goals, for the entire Company and the southern California market in particular, will be affected by: labor disputes; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors; our response to these actions; the state of the economy, including the inflationary and deflationary trends in certain commodities; stock repurchases; and the success of our future growth plans.

•	In addition to the factors identified above, our identical store sales growth could be affected by increases in Kroger private-label sales, the effect of “sister stores” (new stores opened in close proximity to existing store), and reductions in retail pricing.

•	We have estimated our exposure to the claims and litigation arising in the normal course of business and believe we have made adequate provisions for them. Unexpected outcomes in these matters could result in an adverse effect on our earnings.

•	The proportion of cash flow used to reduce outstanding debt, repurchase common stock, or pay a cash dividend may be affected by the amount of outstanding debt available for pre-payment, changes in borrowing rates and the market price of Kroger common stock.

•	Consolidation in the food industry is likely to continue and the effects on our business, favorable or unfavorable, cannot be foreseen.

•	The results of our future growth plans, including the amount and timing of cost savings expected, could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional retailers; our response actions; the state of the economy, including deflationary trends in certain commodities; recessionary times in the economy, our ability to reduce shrink and operating, general and administrative expense; increases in health care, pension and credit card fees; and the success of our capital investments.

•	Rent expense, which includes subtenant rental income, could be adversely affected by the state of the economy, increased store closure activity and future consolidation.

•	Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or remaining terms of leases. Use of the straight-line method of depreciation creates a risk that future asset write-offs or potential impairment charges related to store closings would be larger than if an accelerated method of depreciation was followed.

•	Our effective tax rate may differ from the expected rate due to changes in laws and the status of open items with various taxing authorities.

•	The grocery retailing industry continues to experience fierce competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores, and restaurants. Our continued success is dependent upon our ability to compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could adversely affect our sales.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material effect on our financial statements.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate, may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Changes in our product mix may negatively affect certain financial indicators. For example, we have added and will continue to add supermarket fuel centers. Since gasoline generates low profit margins but significant sales, we expect to see our gross profit margins decrease as we sell more gasoline. Although this negatively affects our gross profit margin, gasoline provides a positive effect on operating, general and administrative expense as a percent of sales.

•	Our ability to integrate any companies we acquire or have acquired, and achieve operating improvements at those companies, will affect our operations.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, or if our logistics and technology projects are not completed in the time frame expected or on budget.

•	Interest expense could be adversely affected by the interest rate environment, changes in the Company’s credit ratings, fluctuations in the amount of outstanding debt, decisions to incur prepayment penalties on the early redemption of debt and any factor that adversely impacts our operations that results in an increase in debt.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, or may decrease the customer demand for certain products. Additionally, increases in the cost of inputs, such as utility costs or raw material costs, could negatively impact financial ratios and net earnings.

•	Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass on these increases to our customers, our gross margin and net earnings will suffer.

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

ITEM 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 6, 2004. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended November 6, 2004, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The United States Attorney’s office for the Central District of California informed the Company that it is investigating the hiring practices of Ralphs Grocery Company, a wholly-owned subsidiary of The Kroger Co., during the labor dispute from October 2003 through February 2004. Among matters under investigation is the allegation that some locked-out employees were enabled to work under false identities or false Social Security numbers, despite Company policy forbidding such conduct. A grand jury has convened to consider whether such acts violated federal criminal statutes. The Company is cooperating with the investigation, and it is too early to determine whether charges will be filed or what potential penalties Ralphs may face. In addition, these alleged practices are the subject of claims that Ralphs’ conduct of the lockout was unlawful, and that Ralphs should be liable under the National Labor Relations Act (“NLRA”). The Los Angeles Regional Office of the National Labor Relations Board (“NLRB”) has notified the charging parties that all charges alleging that Ralphs’ lockout violated the NLRA have been dismissed. The charging parties have appealed that decision to the General Counsel of the NLRB.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On October 20, 2004, the Company issued 22,500 shares of Common Stock. Of these shares, 7,500 were issued to Darren W. Karst and 15,000 were issued to Lawrence and Yvette Kalantari Revocable Trust (collectively, “Warrant Holders”). The shares were issued to the Warrant Holders upon conversion of warrants issued pursuant to a Warrant Agreement dated May 23, 1996. The original warrants, which by their terms provided for the conversion into common stock on a cashless basis, were issued in a private placement transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The conversion of the warrants was an exempt exchange under Section 3(a)(9) of the Securities Act. The Company received no proceeds from the issuance of the common stock.

(b)

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in millions)
First four weeks
August 15, 2004 to September 11, 2004	—	$—	—	$21

Second four weeks
September 12, 2004 to October 9, 2004	1,107,100	$15.70	1,107,100	$487

Third four weeks
October 10, 2004 to November 6, 2004	4,336,471	$15.05	4,335,500	$422

Total	5,443,571	$15.18	5,442,600	$422

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of 2004 contains three 28-day periods.
(2)	Shares were repurchased under (i) a $500 million stock repurchase program, authorized by the Board of Directors on December 10, 2002, (ii) a $500 million stock repurchase program, authorized by the Board of Directors on September 16, 2004, and (iii) a program authorized in December of 1999 to repurchase common stock to reduce dilution resulting from our employee stock option plans, a program which is limited based on proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.
(3)	Amounts shown in this column reflect amounts remaining under the $500 million stock repurchase programs referenced in Note 2 above. Amounts remaining under the program seeking to reduce dilution resulting from stock option exercises are not determinable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	EXHIBIT 3.1 - Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Company’s Regulations are incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

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

EXHIBIT 31.1 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

EXHIBIT 31.2 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

EXHIBIT 32.1 – Section 1350 Certifications

EXHIBIT 99.1 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

(b)	The Company disclosed and filed an announcement of second quarter, 2004 earnings results on its Current Report on Form 8-K dated September 14, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: December 16, 2004	By:	/s/ David B. Dillon
David B. Dillon
Chairman and Chief Executive Officer

Dated: December 16, 2004	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -	Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Company’s Regulations are incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

Exhibit 4.1 -	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

Exhibit 32.1 -	Section 1350 Certifications

Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.