Form 10-K/A
period 2004-01-31
KROGER CO
filed 2005-04-13
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-303

THE KROGER CO.

(Exact name of registrant as specified in its charter)

Ohio	31-0345740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1014 Vine Street, Cincinnati, OH 45202	45202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (513) 762-4000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $1 par value 728,772,101 shares outstanding on April 8, 2005	New York Stock Exchange

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

Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒ No ☐

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of April 8, 2005: $11,616,627,274.

Documents Incorporated by Reference:

Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before June 1, 2004, incorporated by reference into Parts II and III of Form 10-K.

EXPLANATORY NOTE:

This filing is made to restate the Company’s consolidated financial statements and related disclosures for the periods ended January 31, 2004, February 1, 2003 and February 2, 2002. This restatement corrects certain errors related to the Company’s accounting for leases.

Subsequent to the issuance of the Company’s fiscal 2003 consolidated financial statements, the Company reviewed its accounting practices with respect to leasing transactions and determined that its method of accounting for owned buildings on leased properties was not in accordance with SFAS No. 13, “Accounting for Leases,” as amended, and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Related to Accounting for Leases”; and its then-current method of accounting for rent holidays was not in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases.” As a result, the Company restated its consolidated financial statements for fiscal years 2003, 2002 and 2001.

Historically, the Company had not included renewal periods in its determination of the lease term for land leases, as defined in SFAS No. 13 “Accounting for Leases,” as amended. The Company has corrected its lease terms to include periods subject to renewal options that, at the inception of the land lease, are considered to be reasonably assured of exercise.

The Company generally takes possession of leased property prior to the store opening date in order to build and/or fixture the store. Historically, the Company began to record straight-line rent expense on the commencement date stated in the lease or the store opening date, rather than on the date when the Company took possession. This had the effect of not recognizing rent expense during the period of constructing a building or improvements.

The above-noted corrections reflect increased rent expense and the related tax effects for fiscal years 2003, 2002 and 2001. These adjustments reduced net earnings by $3 million in each of the years presented and reduced accumulated earnings as of January 31, 2004 by $26 million. These adjustments had no effect on cash flows or the timing of payments under the related leases.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Years Ended
	January 31, 2004 (52 weeks) (as restated)	February 1, 2003 (52 weeks) (as restated)	February 2, 2002 (52 weeks) (as restated)		February 3, 2001 (53 weeks) (as restated)		January 29, 2000 (52 weeks) (as restated)
	(In millions, except per share amounts)
Sales	$53,791	$51,760	$50,098		$49,000		$45,352
Earnings before cumulative effect of accounting change	312	1,218	1,040		874		611
Cumulative effect of accounting change (A)	—	(16)	—		—		—
Net earnings	312	1,202	1,040		874		611
Diluted earnings per share:
Earnings before cumulative effect of accounting change	0.41	1.54	1.26		1.03		0.71
Cumulative effect of accounting change (A)	—	(0.02)	—		—		—
Net earnings	0.41	1.52	1.26		1.03		0.71
Total assets	20,763	20,318	19,069		18,472		17,846
Long-term obligations, including obligations under capital leases	10,613	10,667	10,103		9,727		9,863
Shareowners’ equity	3,985	3,827	3,482		3,072		2,663
Cash dividends per common share	—	—	(B	)	(B	)	(B	)

(A)	Amounts are net of tax. Refer to Note 6 to the Consolidated Financial Statements.

(B)	During the fiscal years ended February 2, 2002, and prior, the Company was prohibited from paying cash dividends under the terms of its previous Credit Agreement. On May 22, 2002, the Company entered into a new Credit Agreement, at which time the restriction on payment of cash dividends was eliminated. However, no cash dividends were declared or paid in fiscal 2003 or 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the our fiscal 2003 consolidated financial statements, we reviewed our accounting practices with respect to leasing transactions and determined that our method of accounting for owned buildings on leased properties was not in accordance with SFAS No. 13, “Accounting for Leases,” as amended, and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Related to Accounting for Leases”; and our then-current method of accounting for rent holidays was not in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases.” As a result, we have restated our consolidated financial statements for fiscal years 2003, 2002 and 2001.

Historically, we had not included renewal periods in our determination of the lease term for land leases, as defined in SFAS No. 13 “Accounting for Leases,” as amended. We have corrected our lease terms to include periods subject to renewal options that, at the inception of the land lease, are considered to be reasonably assured of exercise.

We generally take possession of leased property prior to the store opening date in order to build and/or fixture the store. Historically, we began to record straight-line rent expense on the commencement date of the lease or the store opening date, rather than on the date we took possession. This had the effect of not recognizing rent expense during the period of constructing a building or improvements.

The above-noted corrections resulted in increased rent expense and deferred rent liability, including related tax effects. These adjustments had no effect on historical or future cash flows or the timing of payments under the related leases. These corrections are further detailed in Note 2 to the Consolidated Financial Statements.

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

Rent Expense

Rent expense, as a percent of sales, was 1.22%, 1.27% and 1.31% in 2003, 2002 and 2001, respectively. The decreases in these rates reflect our current strategy on ownership of real estate.

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

Income Taxes

Our effective income tax rate was 59.3%, 37.5% and 39.1% in 2003, 2002 and 2001. The effective rates for 2003 and 2002 differ from the effective rate for 2001 due to the impairment of non-deductible goodwill in 2003 and the amortization of goodwill in 2001. The effective income tax rates also differ from the expected statutory rate in all years presented due to the effect of state taxes.

Net Earnings

Net earnings totaled $312 million, or $0.41 per diluted share, in 2003. These results represent a decrease of approximately 73.0% from net earnings of $1.52 per diluted share for 2002. The decrease in net earnings was affected significantly by the labor disputes, impairment charges and several other items that are described below in “Other Items.”

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

Asset Impairment Charges and Related Items

In accordance with our policy on impairment of long-lived assets, we identified impairment losses for both assets to be disposed of and assets to be held and used during 2003 and 2001. These losses, which are reflected in our Consolidated Statements of Earnings as “Asset impairment charges,” totaled $120 million and $91 million, pre-tax, in 2003 and 2001, respectively. In both years, the impairment reviews were conducted as a consequence of a corporate-level strategic plan that coordinated the closings of several locations over a relatively short period of time. The 2001 charge related to investments by acquired companies in stores opened shortly after the Fred Meyer merger that did not perform as expected during 2000 and 2001. Based on those results and forecasts for 2002 and beyond, we performed an impairment review in the third quarter of 2001 that resulted in a pre-tax charge of $91 million. The 2003 charge related to locations whose operating performance deteriorated subsequent to the 2001 review. During the fourth quarter of 2003, we authorized closure of several stores throughout the country based on results for 2002 and 2003, as well as updated projections for 2004 and beyond. This event triggered an impairment review of stores slated for closure as well as several other under-performing locations in the fourth quarter of 2003. The review resulted in a pre-tax charge totaling $120 million. These charges are more fully described in Note 4 to the Consolidated Financial Statements.

Restructuring Charges

On December 11, 2001, we outlined our Strategic Growth Plan to support additional investment in our core business to increase sales and market share. In the fourth quarter of 2001, we recorded a pre-tax restructuring charge of $37 million primarily for severance agreements associated with the Plan. Restructuring charges related to the Plan totaled $15 million, pre-tax, in 2002. The majority of the 2002 expenses related to severance agreements, distribution center consolidation and conversion costs. No restructuring charges were recorded in 2003. Refer to Note 5 to the Consolidated Financial Statements for additional details of these charges.

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

Goodwill

Goodwill is reviewed for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events. The reviews are performed at the operating division level. Generally, fair value represents a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a division for purposes of identifying potential impairment. If potential for impairment is identified, the fair value of a division is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill. Goodwill impairment is recognized for any excess of the carrying value of the division’s goodwill over the implied fair value. Results of the goodwill impairment reviews performed during 2003 and 2002 are summarized in Note 6 to the Consolidated Financial Statements.

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

Changes in our operating assets and liabilities also affect the net amount of cash provided by our operating activities. During 2003, we realized a $255 million increase in operating assets and liabilities compared to a $302 million reduction during 2002 and a $161 million increase during 2001. Fluctuations in our accounts payable and store deposits in-transit balances contributed to the changes in operating assets and liabilities in 2003 and 2002. In 2002, our accounts payable balances increased substantially due to an enterprise systems conversion that enabled our western divisions to improve their accounts payable position. The increase in our store deposits in-transit balances in 2003 was primarily related to our decision to discontinue the practice of transferring deposits to our concentration account prior to receiving credit for those deposits from other banks. Expected increases in bank fees made the activity non-economical in 2003. Offsetting the changes in our accounts payable and store deposits in-transit balances, our other current liabilities increased in 2003 as a result of the labor disputes discussed in “Other Items.”

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

Although our ability to borrow under the credit facilities is not affected by our credit rating, the interest cost on borrowings under the credit facilities would be affected by a decrease in our credit rating or a decrease in our Applicable Percentage Ratio. Our credit facilities also require the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”). A failure to maintain our financial covenants would impair our ability to borrow under the credit facilities. These financial covenants and ratios are described below:

•	Our Applicable Percentage Ratio (the ratio of Consolidated EBITDA to Consolidated Total Interest Expense, as defined in the credit facilities) was 5.39 to 1 as of January 31, 2004. If this ratio declined to below 4.75 to 1, the cost of our borrowings under the credit facilities would increase at least 0.25%. The cost of our borrowings under the credit facilities would be similarly impacted by a one-level downgrade in our credit rating.

•	Our Leverage Ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the credit facilities) was 2.58 to 1 as of January 31, 2004. If this ratio exceeded 3.50 to 1, we would be in default of our credit facilities and our ability to borrow under these facilities would be impaired.

•	Our Fixed Charge Coverage Ratio (the ratio of Consolidated EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facilities) was 3.09 to 1 as of January 31, 2004. If this ratio fell below 1.70 to 1, we would be in default of our credit facilities and our ability to borrow under these facilities would be impaired.

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

Most of our outstanding public debt is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of its subsidiaries. See Note 9 to the Consolidated Financial Statements for a more detailed discussion of those arrangements. In addition, we have guaranteed half of the indebtedness of two real estate joint ventures in which we are a partner with 50% ownership. Our share of the responsibility for this indebtednesss, should the partnerships be unable to meet their obligations, totals approximately $7 million. Based on the covenants underlying this indebtedness as of January 31, 2004, it is unlikely that we will be responsible for repayment of these obligations. We have also guaranteed approximately $5 million of promissory notes of a third real estate partnership. We believe it is reasonably possible that we will be required to fund most of this obligation when the notes mature in 2012.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 132, “Employer’s Disclosures about Pensions and Other Postretirement Benefits” was revised by the FASB in December 2003. The revised statement requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as components of the net periodic benefit cost recognized in interim periods. The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payment, which must be disclosed for fiscal years ending after June 15, 2004. Interim period disclosures are generally effective for interim periods beginning after December 15, 2003. We have included the disclosures required by SFAS No. 132 in Note 19 to our Consolidated Financial Statements.

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

	Expected Year of Maturity
	2004	2005	2006	2007	2008	Thereafter	Total	Fair- Value
	(In millions)
Debt
Fixed rate	$(225)	$(799)	$(520)	$(533)	$(994)	$(4,318)	$(7,389)	$(8,435)
Average interest rate	7.25%	7.21%	7.18%	7.12%	7.07%	7.05%
Variable rate	$—	$—	$(8)	$(391)	$—	$(85)	$(484)	$(484)
Average interest rate	1.63%	2.59%	3.95%	4.53%	3.82%	4.11%

	Average Notional Amounts Outstanding
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(In millions)
Interest Rate Derivatives
Variable to fixed	$300	$—	$—	$—	$—	$—	$300	$—
Average pay rate	3.22%
Average receive rate	1.12%
Fixed to variable	$1,825	$1,133	$951	$750	$60	$—	$1,825	$6
Average pay rate	5.67%	6.65%	7.88%	8.48%	8.94%
Average receive rate	7.45%	7.50%	7.49%	7.45%	7.45%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Board of Directors

The Kroger Co.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, changes in shareowners’ equity and cash flows present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 20 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, as of February 2, 2003. As discussed in Note 1 to the consolidated financial statements, the Company changed its application of the LIFO method of accounting for certain store inventories as of February 3, 2002. As discussed in Notes 1 and 6 to the consolidated financial statements, the Company also adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of February 3, 2002, and Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor, as of January 1, 2003.

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements have been restated for certain errors relating to the Company’s accounting for leases.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Cincinnati, Ohio

April 9, 2004 except for Note 2 as

to which the date is April 13, 2005

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(In millions)	January 31, 2004 (as restated)	February 1, 2003 (as restated)
ASSETS
Current assets
Cash and temporary cash investments	$159	$171
Store deposits in-transit	579	216
Receivables	674	677
Receivables - Taxes	66	—
FIFO Inventory	4,493	4,465
LIFO Credit	(324)	(290)
Prefunded employee benefits	300	300
Prepaid and other current assets	251	243

Total current assets	6,198	5,782
Property, plant and equipment, net	11,178	10,548
Goodwill, net	3,134	3,575
Fair value interest rate hedges (Note 10)	6	110
Other assets	247	303

Total Assets	$20,763	$20,318

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases	$248	$352
Accounts payable	3,637	3,485
Accrued salaries and wages	547	571
Deferred income taxes	138	39
Other current liabilities	1,595	1,377

Total current liabilities	6,165	5,824
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	8,012	8,112
Adjustment to reflect fair value interest rate hedges (Note 10)	104	110

Long-term debt including obligations under capital leases	8,116	8,222
Deferred income taxes	974	695
Other long-term liabilities	1,523	1,750

Total Liabilities	16,778	16,491

Commitments and Contingencies (Note 14)
SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 913 shares issued in 2003 and 908 shares issued in 2002	913	908
Additional paid-in capital	2,382	2,317
Accumulated other comprehensive loss	(124)	(206)
Accumulated earnings	3,641	3,329
Common stock in treasury, at cost, 170 shares in 2003 and 150 shares in 2002	(2,827)	(2,521)

Total Shareowners’ Equity	3,985	3,827

Total Liabilities and Shareowners’ Equity	$20,763	$20,318

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended January 31, 2004, February 1, 2003 and February 2, 2002

(In millions, except per share amounts)	2003 (52 weeks) (as restated)	2002 (52 weeks) (as restated)	2001 (52 weeks) (as restated)
Sales	$53,791	$51,760	$50,098
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	39,637	37,810	36,398
Operating, general and administrative	10,354	9,618	9,483
Rent	657	660	655
Depreciation and amortization	1,209	1,087	973
Goodwill amortization	—	—	103
Goodwill impairment charge	444	—	—
Asset impairment charges	120	—	91
Restructuring charges	—	15	37
Merger-related costs	—	1	4

Operating Profit	1,370	2,569	2,354
Interest expense	604	619	648

Earnings before income tax expense and cumulative effect of accounting change	766	1,950	1,706
Income tax expense	454	732	666

Earnings before cumulative effect of accounting change	312	1,218	1,040
Cumulative effect of an accounting change, net of income tax benefit of $10 in 2002	—	(16)	—

Net earnings	$312	$1,202	$1,040

Earnings per basic common share:
Earnings before cumulative effect of accounting change	$0.42	$1.56	$1.29
Cumulative effect of an accounting change, net of income tax benefit	—	(0.02)	—

Net earnings	$0.42	$1.54	$1.29

Average number of common shares used in basic calculation	747	779	804
Earnings per diluted common share:
Earnings before cumulative effect of accounting change	$0.41	$1.54	$1.26
Cumulative effect of an accounting change, net of income tax benefit	—	(0.02)	—

Net earnings	$0.41	$1.52	$1.26

Average number of common shares used in diluted calculation	754	791	825

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 31, 2004, February 1, 2003 and February 2, 2002

(In millions)	2003 (52 weeks) (as restated)	2002 (52 weeks) (as restated)	2001 (52 weeks) (as restated)
Cash Flows From Operating Activities:
Net earnings	$312	$1,202	$1,040
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of an accounting change, net of income tax benefit of $10 in 2002	—	16	—
Depreciation and amortization	1,209	1,087	973
Goodwill amortization	—	—	103
LIFO charge (credit)	34	(50)	23
Merger-related costs	—	1	4
Goodwill impairment charge	444	—	—
Asset impairment charges	120	—	91
Item-cost conversion	—	91	—
EITF 02-16 adoption	—	28	—
Deferred income taxes	329	468	256
Other	22	38	18
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(363)	77	—
Inventories	(20)	(62)	(121)
Receivables	3	2	22
Prepaid expenses	5	(34)	(77)
Accounts payable	44	282	(34)
Accrued expenses	224	(4)	10
Income taxes receivable (payable)	(62)	(11)	2
Contribution to company sponsored pension plans	(100)	—	—
Other	14	52	37

Net cash provided by operating activities	2,215	3,183	2,347

Cash Flows From Investing Activities:
Capital expenditures, excluding acquisitions	(2,000)	(1,891)	(1,913)
Proceeds from sale of assets	68	90	70
Payments for acquisitions, net of cash acquired	(87)	(126)	(103)
Other	(7)	20	32

Net cash used by investing activities	(2,026)	(1,907)	(1,914)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	347	1,353	1,368
Reductions in long-term debt	(487)	(1,757)	(1,137)
Debt prepayment costs	(17)	(14)	—
Financing charges incurred	(3)	(16)	(18)
Proceeds from issuance of capital stock	39	41	72
Treasury stock purchases	(301)	(785)	(732)
Cash received from interest rate swap terminations	114	—	—
Increase (decrease) in book overdrafts	107	(88)	14

Net cash used by financing activities	(201)	(1,266)	(433)
Net increase (decrease) in cash and temporary cash investments	(12)	10	—
Cash and temporary cash investments:
Beginning of year	171	161	161

End of year	$159	$171	$161

Disclosure of cash flow information:
Cash paid during the year for interest	$589	$585	$651
Cash paid during the year for income taxes	$139	$268	$403
Non-cash changes related to purchase acquisitions:
Fair value of inventory acquired	$8	$4	$15
Fair value of other assets acquired	$71	$120	$51
Goodwill recorded	$9	$9	$72
Liabilities assumed	$(1)	$(7)	$(35)

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY

Years Ended January 31, 2004, February 1, 2003 and February 2, 2002, as restated

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Earnings (as restated)	Total (as restated)
(In millions)	Shares	Amount		Shares	Amount
Balances at February 3, 2001	891	$891	$2,092	76	$(998)	$—	$1,087	$3,072
Issuance of common stock:
Stock options and warrants exercised	9	9	63	—	—	—	—	72
Restricted stock issued	1	1	10	—	—	—	—	11
Treasury stock purchases, at cost	—	—	—	30	(732)	—	—	(732)
Tax benefits from exercise of stock options and warrants	—	—	52	—	—	—	—	52
Other comprehensive loss, net of income tax of $20	—	—	—	—	—	(33)	—	(33)
Net earnings	—	—	—	—	—	—	1,040	1,040

Balances at February 2, 2002	901	901	2,217	106	(1,730)	(33)	2,127	3,482
Issuance of common stock:
Stock options and warrants exercised	6	6	35	—	—	—	—	41
Restricted stock issued	1	1	15	—	—	—	—	16
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	43	(785)	—	—	(785)
Stock options and restricted stock exchanged	—	—	—	1	(6)			(6)
Tax benefits from exercise of stock options and warrants	—	—	50	—	—	—	—	50
Other comprehensive loss, net of income tax of $102	—	—	—	—	—	(173)	—	(173)
Net earnings	—	—	—	—	—	—	1,202	1,202

Balances at February 1, 2003	908	908	2,317	150	(2,521)	(206)	3,329	3,827
Issuance of common stock:
Stock options and warrants exercised	4	4	35	—	—	—	—	39
Restricted stock issued	1	1	9	—	—	—	—	10
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	19	(301)	—	—	(301)
Stock options and restricted stock exchanged	—	—	—	1	(5)	—	—	(5)
Tax benefits from exercise of stock options and warrants	—	—	21	—	—	—	—	21
Other comprehensive gain, net of income tax of $(49)	—	—	—	—	—	82	—	82
Net earnings	—	—	—	—	—	—	312	312

Balances at January 31, 2004	913	$913	$2,382	170	$(2,827)	$(124)	$3,641	$3,985

Comprehensive income:

	2003 (as restated)	2002 (as restated)	2001 (as restated)
Net earnings	$312	$1,202	$1,040
Cumulative effect of adoption of SFAS No. 133, net of income tax of $3 in 2001	—	—	(6)
Reclassification adjustment for losses included in net earnings, net of income tax of $(14) in 2003 and $(11) in 2002	23	18	—
Unrealized gain (loss) on hedging activities, net of income tax of $(2) in 2003, $6 in 2002 and $17 in 2001	3	(11)	(27)
Additional minimum pension liability adjustment, net of income tax of $(33) in 2003 and $107 in 2002	56	(180)	—

Comprehensive income	$394	$1,029	$1,007

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

Property, Plant and Equipment

Generally, property, plant and equipment are stated at cost. Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or remaining terms of leases. Leasehold improvements are depreciated over the shorter of the remaining life of the applicable lease or the useful life of the asset. Buildings and land improvements are depreciated based on lives varying from 10 to 40 years. Some store equipment acquired as a result of the Fred Meyer merger was assigned a 15-year life. The life of this equipment was not changed. All new purchases of store equipment are assigned lives varying from three to nine years. Manufacturing plant and distribution center equipment is depreciated over lives varying from three to 15 years. Depreciation expense was $1,209 in 2003, $1,087 in 2002, and $973 in 2001.

Interest costs on significant projects constructed for the Company’s own use are capitalized as part of the costs of the newly constructed facilities. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in earnings.

Goodwill

During 2001, goodwill was amortized on a straight-line basis over 40 years. Goodwill amortization expense totaled $103 in 2001. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on February 3, 2002. Accordingly, goodwill was not amortized during 2002 and 2003. Instead, goodwill was reviewed for impairment during the first and fourth quarters of 2002, and also during the fourth quarter of 2003. Results of these impairment reviews are summarized in Note 6.

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

The Company performs impairment reviews at both the division and corporate levels. Generally, for reviews performed by local divisional management, costs to reduce the carrying value of long-lived assets are reflected in the Consolidated Statements of Earnings as “Operating, general and administrative” expense. Cost to reduce the carrying value of long-lived assets that result from corporate–level strategic plans are separately identified in the Consolidated Statements of Earnings as “Asset impairment charges.” Refer to Note 4 for a description of asset impairment charges recorded during 2003 and 2001.

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

Benefit Plans

The determination of the obligation and expense for company-sponsored pension plans and other post-retirement benefits is dependent on the selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in Note 19 and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs. In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company also participates in various multi-employer plans for substantially all union employees. Pension expense for these plans is recognized as contributions are funded. Refer to Note 19 for additional details of these plans.

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

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share if compensation cost for all options had been determined based on the fair market value recognition provision of SFAS No. 123:

	2003 (as restated)	2002 (as restated)	2001 (as restated)
Net earnings, as reported	$312	$1,202	$1,040
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	8	6	8
Subtract: Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefits (1)	(48)	(47)	(47)

Pro forma net earnings	$272	$1,161	$1,001

Earnings per basic common share, as reported	$0.42	$1.54	$1.29
Pro forma earnings per basic common share	$0.36	$1.49	$1.25
Earnings per diluted common share, as reported	$0.41	$1.52	$1.26
Pro forma earnings per diluted common share	$0.36	$1.47	$1.21

(1)	Refer to Note 14 for a summary of the assumptions used for options issued in each year at an option price equal to the fair market value of the stock at the date of the grant.

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

Store Deposits In-Transit

Store deposits in-transit generally represent funds deposited to the Company’s bank accounts at the end of the quarter related to sales, a majority of which were paid for with credit cards and checks, to which the Company does not have immediate access. In previous years, these items were netted against accounts payable. These items have been reclassified for all years shown.

Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments. Book overdrafts, which are included in accounts payable, represent disbursements that are funded as the item is presented for payment. Book overdrafts totaled $587 and $480 as of January 31, 2004, and February 1, 2003, respectively, and are reflected as a financing activity in the Consolidated Statement of Cash Flows.

Segments

The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores in the Midwest, South and West. The Company’s retail operations, which represent approximately 99% of consolidated sales, are its only reportable segment. All of the Company’s operations are domestic.

2.	RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s fiscal 2003 consolidated financial statements, the Company reviewed its accounting practices with respect to leasing transactions and determined that its method of accounting for owned buildings on leased properties and owned fixtures in leased properties was not in accordance with SFAS No. 13, “Accounting for Leases,” as amended, and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Related to Accounting for Leases”; and its then-current method of accounting for rent holidays was not in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3 “Accounting for Operating Leases with Schedule Rent Increases.” As a result, the Company restated its consolidated financial statements for fiscal years 2003, 2002 and 2001.

Historically, the Company had not included renewal periods in our determination of the lease term for land leases, as defined in SFAS No. 13 “Accounting for Leases,” as amended. The Company has corrected its lease terms to include periods subject to renewal options that, at the inception of the land lease, are considered to be reasonably assured of exercise.

The Company generally takes possession of leased property prior to the store opening date in order to build and/or fixture the store. Historically, the Company began to record straight-line rent expense on the commencement date of the lease or the store opening date, rather than on the date when the Company took possession. This had the effect of not recognizing rent expense during the period of constructing a building or improvements.

The above-noted corrections resulted in increased rent expense and deferred rent liability, including related tax effects. These adjustments had no effect on historical or future cash flows or the timing of payments under the related leases.

The following is a summary of the effects of these changes on the Company’s consolidated balance sheets as of January 31, 2004 and February 1, 2003, as well as the effect of these changes on the Company’s consolidated statements of earnings and consolidated statement of shareowner’s equity for fiscal years 2003, 2002 and 2001.

All items are in millions, except per share amounts:

Consolidated Balance Sheets

Fiscal Year 2003	As Previously Reported	Adjustments	As Restated
Deferred income taxes	$990	$(16)	$974
Other long-term liabilities	$1,481	$42	$1,523
Total Liabilities	$16,173	$605	$16,778
Accumulated earnings	$3,667	$(26)	$3,641
Shareowners’ Equity	$4,011	$(26)	$3,985

Fiscal Year 2002	As Previously Reported	Adjustments	As Restated
Deferred income taxes	$709	$(14)	$695
Other long-term liabilities	$1,713	$37	$1,750
Total Liabilities	$16,252	$239	$16,491
Accumulated earnings	$3,352	$(23)	$3,329
Shareowners’ Equity	$3,850	$(23)	$3,827

Consolidated Statements of Earnings

Fiscal Year 2003	As Previously Reported	Adjustments	As Restated
Rent expense	$653	$4	$657
Operating Profit	$1,374	$(4)	$1,370
Earnings before income tax expense and cumulative effect of accounting change	$770	$(4)	$766
Income tax expense	$455	$(1)	$454
Earnings before cumulative effect of accounting change	$315	$(3)	$312
Net earnings	$315	$(3)	$312
Net earnings per basic common share	$0.42	$0.00	$0.42
Net earnings per diluted common share	$0.42	$(0.01)	$0.41

Fiscal Year 2002	As Previously Reported	Adjustments	As Restated
Rent expense	$656	$4	$660
Operating Profit	$2,573	$(4)	$2,569
Earnings before income tax expense and cumulative effect of accounting change	$1,954	$(4)	$1,950
Income tax expense	$733	$(1)	$732
Earnings before cumulative effect of accounting change	$1,221	$(3)	$1,218
Net earnings	$1,205	$(3)	$1,202
Net earnings per basic common share	$1.55	$(0.01)	$1.54
Net earnings per diluted common share	$1.52	$0.00	$1.52

Fiscal Year 2001	As Previously Reported	Adjustments	As Restated
Rent expense	$650	$5	$655
Operating Profit	$2,359	$(5)	$2,354
Earnings before income tax expense and cumulative effect of accounting change	$1,711	$(5)	$1,706
Income tax expense	$668	$(2)	$666
Earnings before cumulative effect of accounting change	$1,043	$(3)	$1,040
Net earnings	$1,043	$(3)	$1,040
Net earnings per basic common share	$1.30	$(0.01)	$1.29
Net earnings per diluted common share	$1.26	$0.00	$1.26

Consolidated Statement of Changes in Shareowner’s Equity

For fiscal years 2003, 2002 and 2001	As Previously Reported	Adjustments	As Restated
Balances at February 3, 2001	$3,089	$(17)	$3,072
Net earnings – Fiscal year 2001	$1,043	$(3)	$1,040
Balances at February 2, 2002	$3,502	$(20)	$3,482
Net earnings – Fiscal year 2002	$1,205	$(3)	$1,202
Balances at February 1, 2003	$3,850	$(23)	$3,827
Net earnings – Fiscal year 2003	$315	$(3)	$312
Balances at January 31, 2004	$4,011	$(26)	$3,985

3.	MERGER-RELATED COSTS

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

4.	ASSET IMPAIRMENT CHARGES AND RELATED ITEMS

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

5.	RESTRUCTURING CHARGES

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

6.	GOODWILL, NET

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

	2003 (as restated)	2002 (as restated)	2001 (as restated)
Reported net earnings	$312	$1,202	$1,040
Add back:
Goodwill amortization (1)	—	—	91
Cumulative effect of accounting change (1)	—	16	—

Adjusted net earnings	312	1,218	1,131
Earnings per basic common share:
Reported net earnings	$0.42	$1.54	$1.29
Add back:
Goodwill amortization (1)	—	—	0.11
Cumulative effect of accounting change (1)	—	0.02	—

Adjusted net earnings	0.42	1.56	1.40
Earnings per diluted common share:
Reported net earnings	$0.41	$1.52	$1.26
Add back:
Goodwill amortization (1)	—	—	0.11
Cumulative effect of accounting change (1)	—	0.02	—

Adjusted net earnings	0.41	1.54	1.37

(1)	Amounts are net of income tax benefits

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2003	2002
Land	$1,519	$1,357
Buildings and land improvements	4,435	3,947
Equipment	7,745	7,583
Leasehold improvements	3,555	3,176
Construction-in-progress	636	802
Leased property under capital leases	535	564

	18,425	17,429
Accumulated depreciation and amortization	(7,247)	(6,881)

Total	$11,178	$10,548

Accumulated depreciation for leased property under capital leases was $246 at January 31, 2004 and $248 at February 1, 2003.

Approximately $1,180 and $1,235, original cost, of Property, Plant and Equipment collateralized certain mortgages at January 31, 2004 and February 1, 2003, respectively.

8.	TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2003 (as restated)	2002 (as restated)	2001 (as restated)
Federal
Current	$177	$293	$414
Deferred	238	360	186

	415	653	600
State and local	39	79	66

	454	732	666
Tax benefit from cumulative effect of an accounting change	—	(10)	—

	$454	$722	$666

A reconciliation of the statutory federal rate and the effective rate follows:

	2003 (as restated)	2002 (as restated)	2001 (as restated)
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.3%	2.6%	2.5%
Non-deductible goodwill	20.3%	0.0%	1.7%
Other changes, net	0.7%	(0.1)%	(0.1)%

	59.3%	37.5%	39.1%

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2003 (as restated)	2002 (as restated)
Current deferred tax assets:
Net operating loss carryforwards	$19	$20
Other	—	78

Total current deferred tax assets	19	98
Current deferred tax liabilities:
Compensation related costs	(4)	(39)
Insurance related costs	(13)	(18)
Inventory related costs	(127)	(80)
Other	(13)	—

Total current deferred tax liabilities	(157)	(137)

Current deferred taxes	$(138)	$(39)

Long-term deferred tax assets:
Compensation related costs	$264	$272
Insurance related costs	43	26
Lease accounting	46	59
Closed store reserves	91	41
Net operating loss carryforwards	98	112
Other	68	4

	610	514
Valuation allowance	(150)	(150)

Long-term deferred tax assets, net	460	364
Long-term deferred tax liabilities:
Depreciation	(1,243)	(895)
Deferred income	(191)	(164)

Total long-term deferred tax liabilities	(1,434)	(1,059)

Long-term deferred taxes	$(974)	$(695)

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

9.	DEBT OBLIGATIONS

Long-term debt consists of:

	2003	2002
Credit Agreements	$391	$51
5.50% to 9.20% Senior Notes and Debentures due through 2029	6,842	7,224
4.01% to 12.00% mortgages due in varying amounts through 2017	481	504
Other	159	275

Total debt	7,873	8,054
Less current portion	(225)	(329)

Total long-term debt	$7,648	$7,725

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

The estimated fair values of the Company’s financial instruments are as follows:

	2003		2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and temporary cash investments	$159	$159	$171	$171
Long-term investments for which it is
Practicable	$70	$70	$111	$122
Not Practicable	$15	$—	$15	$—
Debt for which it is (1)
Practicable	$(7,873)	$(8,919)	$(8,164)	$(8,812)
Not Practicable	$—	$—	$—	$—
Interest Rate Protection Agreements
Receive variable swaps	$—	$—	$(9)	$(9)
Receive fixed swaps (2)	$6	$6	$110	$110
Interest rate collar	$—	$—	$(6)	$(6)
Commodity Price Protection Agreements	$—	$—	$(72)	$(72)

(1)	Excludes capital lease obligations

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

12.	LEASES

The Company operates primarily in leased facilities. Leases generally include initial terms of 10 to 20 years with options to renew for varying terms. Terms of certain leases include escalation clauses, percentage rents based on sales, or payment of executory costs such as property taxes, utilities, or insurance and maintenance. Rent expense for leases with escalation clauses, capital improvement funding and other lease concessions is accounted for on a straight-line basis over the lease term, as defined by SFAS No. 13, “Accounting for Leases,” as amended. Portions of certain properties are subleased to others for periods generally ranging from one to 20 years.

Rent expense (under operating leases) consists of:

	2003 (as restated)	2002 (as restated)	2001 (as restated)
Minimum rentals	$744	$743	$723
Contingent payments	9	10	14
Sublease income	(96)	(93)	(82)

	$657	$660	$655

Minimum annual rentals for the five years subsequent to 2003 and in the aggregate are:

	Capital Leases (as restated)	Operating Leases (as restated)
2004	$66	$784
2005	64	746
2006	61	691
2007	57	644
2008	54	595
Thereafter	439	4,539

	741	$7,999

Less estimated executory costs included in capital leases	(6)

Net minimum lease payments under capital leases	735
Less amount representing interest	(348)

Present value of net minimum lease payments under capital leases	$387

Total future minimum rentals under noncancellable subleases at January 31, 2004, were $354.

13.	EARNINGS PER COMMON SHARE

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

	For the year ended January 31, 2004			For the year ended February 1, 2003			For the year ended February 2, 2002
	Earnings (Numer- ator) (as restated)	Shares (Denomi- nator) (as restated)	Per Share Amount (as restated)	Earnings (Numer- ator) (as restated)	Shares (Denomi- nator) (as restated)	Per Share Amount (as restated)	Earnings (Numer- ator) (as restated)	Shares (Denomi- nator) (as restated)	Per Share Amount (as restated)
Basic EPS	$312	747	$0.42	$1,218	779	$1.56	$1,040	804	$1.29
Dilutive effect of stock option awards and warrants	—	7		—	12		—	21

Diluted EPS	$312	754	$0.41	$1,218	791	$1.54	$1,040	825	$1.26

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

If compensation cost for the Company’s stock option plans had been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and diluted earnings per common share would have been reduced to the pro forma amounts below:

	2003		2002		2001
	Actual (as restated)	Pro Forma (as restated)	Actual (as restated)	Pro Forma (as restated)	Actual (as restated)	Pro Forma (as restated)
Net earnings	$312	$272	$1,202	$1,161	$1,040	$1,001
Earnings per diluted common share	$0.41	$0.36	$1.52	$1.47	$1.26	$1.21

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

17.	WARRANT DIVIDEND PLAN

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

18.	STOCK

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

19.	BENEFIT PLANS

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

20.	RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 132, “Employer’s Disclosures about Pensions and Other Postretirement Benefits” was revised by the FASB in December 2003. The revised statement requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as components of the net periodic benefit cost recognized in interim periods. The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payment, which must be disclosed for fiscal years ending after June 15, 2004. Interim period disclosures are generally effective for interim periods beginning after December 15, 2003. The Company has included the disclosures required by SFAS No. 132 in Note 19.

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

Condensed Consolidating

Balance Sheets

As of January 31, 2004

(as restated)

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$26	$133	$—	$159
Store deposits in-transit	64	515	—	579
Receivables	106	634	—	740
Net inventories	414	3,755	—	4,169
Prepaid and other current assets	271	280	—	551

Total current assets	881	5,317	—	6,198
Property, plant and equipment, net	1,129	10,049	—	11,178
Goodwill, net	21	3,113	—	3,134
Fair value interest rate hedges	6	—	—	6
Other assets	576	(329)	—	247
Investment in and advances to subsidiaries	11,982	—	(11,982)	—

Total Assets	$14,595	$18,150	$(11,982)	$20,763

Current liabilities
Current portion of long-term debt including obligations under capital leases	$242	$6	$—	$248
Accounts payable	215	3,422	—	3,637
Other current liabilities	689	1,591	—	2,280

Total current liabilities	1,146	5,019	—	6,165
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,699	313	—	8,012
Adjustment to reflect fair value interest rate hedges	104	—	—	104

Long-term debt including obligations under capital leases	7,803	313	—	8,116
Other long-term liabilities	1,661	836	—	2,497

Total Liabilities	10,610	6,168	—	16,778

Shareowners’ Equity	3,985	11,982	(11,982)	3,985

Total Liabilities and Shareowners’ equity	$14,595	$18,150	$(11,982)	$20,763

Condensed Consolidating

Balance Sheets

As of February 1, 2003

(as restated)

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$43	$128	$—	$171
Store deposits in-transit	24	192	—	216
Receivables	156	521	—	677
Net inventories	397	3,778	—	4,175
Prepaid and other current assets	279	264	—	543

Total current assets	899	4,883	—	5,782
Property, plant and equipment, net	1,156	9,392	—	10,548
Goodwill, net	21	3,554	—	3,575
Fair value interest rate hedges	110	—	—	110
Other assets	619	(316)	—	303
Investment in and advances to subsidiaries	12,086	—	(12,086)	—

Total assets	$14,891	$17,513	$(12,086)	$20,318

Current liabilities
Current portion of long-term debt including obligations under capital leases	$342	$10	$—	$352
Accounts payable	203	3,282	—	3,485
Other current liabilities	1,468	519	—	1,987

Total current liabilities	2,013	3,811	—	5,824
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,763	349	—	8,112
Adjustment to reflect fair value interest rate hedges	110	—	—	110

Long-term debt including obligations under capital leases	7,873	349	—	8,222
Other long-term liabilities	1,178	1,267	—	2,445

Total Liabilities	11,064	5,427	—	16,491

Shareowners’ Equity	3,827	12,086	(12,086)	3,827

Total Liabilities and Shareowners’ equity	$14,891	$17,513	$(12,086)	$20,318

Condensed Consolidating

Statements of Earnings

For the Year ended January 31, 2004

(as restated)

	The Kroger Co.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,935	$47,752	$45	$(941)	$53,791
Merchandise costs, including warehousing and transportation	5,583	34,943	—	(889)	39,637
Operating, general and administrative	1,305	9,060	(11)	—	10,354
Rent	168	541	—	(52)	657
Depreciation and amortization	91	1,114	4	—	1,209
Goodwill impairment charge	—	444	—	—	444
Asset impairment charge	—	120	—	—	120
Merger-related costs, restructuring charges and related items	—	—	—	—	—

Operating profit (loss)	(212)	1,530	52	—	1,370
Interest expense	(568)	(15)	(21)	—	(604)
Equity in earnings of subsidiaries	966	—	—	(966)	—

Earnings before tax expense	186	1,515	31	(966)	766
Tax expense (benefit)	(126)	571	9	—	454

Earnings before cumulative effect of an accounting change	312	944	22	(966)	312
Cumulative effect of an accounting change	—	—	—	—	—

Net earnings	$312	$944	$22	$(966)	$312

Condensed Consolidating

Statements of Earnings

For the Year ended February 1, 2003

(as restated)

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,545	$46,100	$(885)	$51,760
Merchandise costs, including warehousing and transportation	5,254	33,389	(833)	37,810
Operating, general and administrative	1,230	8,388	—	9,618
Rent	168	544	(52)	660
Depreciation and amortization	86	1,001	—	1,087
Merger-related costs, restructuring charges and related items	10	6	—	16

Operating profit (loss)	(203)	2,772	—	2,569
Interest expense	(583)	(36)	—	(619)
Equity in earnings of subsidiaries	1,710	—	(1,710)	—

Earnings before tax expense	924	2,736	(1,710)	1,950
Tax expense (benefit)	(294)	1,026	—	732

Earnings before cumulative effect of an accounting change	1,218	1,710	(1,710)	1,218
Cumulative effect of an accounting change	(16)	—	—	(16)

Net earnings	$1,202	$1,710	$(1,710)	$1,202

Condensed Consolidating

Statements of Earnings

For the Year ended February 2, 2002

(as restated)

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$7,013	$43,948	$(863)	$50,098
Merchandise costs, including warehousing and transportation	5,579	31,630	(811)	36,398
Operating, general and administrative	1,409	8,074	—	9,483
Rent	173	534	(52)	655
Depreciation and amortization	76	1,000	—	1,076
Asset impairment charge	91	—	—	91
Merger-related costs, restructuring charges and related items	41	—	—	41

Operating profit (loss)	(356)	2,710	—	2,354
Interest expense	(604)	(44)	—	(648)
Equity in earnings of subsidiaries	1,625	—	(1,625)	—

Earnings before tax expense	665	2,666	(1,625)	1,706
Tax expense (benefit)	(375)	1,041	—	666

Earnings before cumulative effect of an accounting change	1,040	1,625	(1,625)	1,040
Cumulative effect of an accounting change	—	—	—	—

Net earnings	$1,040	$1,625	$(1,625)	$1,040

Condensed Consolidating

Statements of Cash Flows

For the Year ended January 31, 2004

(as restated)

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

(as restated)

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

Condensed Consolidating

Statements of Cash Flows

For the Year ended February 2, 2002

(as restated)

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,237	$1,110	$2,347

Cash flows from investing activities:
Capital expenditures	(174)	(1,739)	(1,913)
Other	74	(75)	(1)

Net cash used by investing activities	(100)	(1,814)	(1,914)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,368	—	1,368
Reductions in long-term debt	(1,100)	(37)	(1,137)
Proceeds from issuance of capital stock	72	—	72
Capital stock reacquired	(732)	—	(732)
Other	(242)	238	(4)
Net change in advances to subsidiaries	(503)	503	—

Net cash provided (used) by financing activities	(1,137)	704	(433)

Net (decrease) increase in cash and temporary cash investments	—	—	—
Cash and temporary investments:
Beginning of year	25	136	161

End of year	$25	$136	$161

22.	QUARTERLY DATA (UNAUDITED)

	Quarter
2003	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks) (as restated)	Total Year (52 Weeks) (as restated)
Sales	$16,266	$12,351	$12,141	$13,033	$53,791

Net earnings (loss)	$352	$190	$110	$(340)	$312
Net earnings (loss) per basic common share	$0.47	$0.25	$0.15	$(0.45)	$0.42
Average number of shares used in basic calculation	754	747	743	743	747
Net earnings (loss) per diluted common share	$0.46	$0.25	$0.15	$(0.45)	$0.41
Average number of shares used in diluted calculation	761	756	754	743	754

	Quarter
2002	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks) (as restated)	Total Year (52 Weeks) (as restated)
Sales	$15,667	$11,927	$11,696	$12,470	$51,760
Earnings before cumulative effect of an accounting change	$321	$264	$255	$378	$1,218
Cumulative effect of accounting change (1)	(16)	—	—	—	(16)

Net earnings	$305	$264	$255	$378	$1,202
Earnings per basic common share:
Earnings before cumulative effect of an accounting change	$0.41	$0.34	$0.33	$0.49	$1.56
Cumulative effect of accounting change (1)	$(0.02)	—	—	—	$(0.02)

Net earnings per basic common share	$0.38	$0.34	$0.33	$0.49	$1.54
Average number of shares used in basic calculation	793	786	770	761	779
Earnings per diluted common share:
Earnings before cumulative effect of an accounting change	$0.40	$0.33	$0.33	$0.48	$1.54
Cumulative effect of accounting change (1)	$(0.02)	—	—	—	$(0.02)

Net earnings per diluted common share	$0.38	$0.33	$0.33	$0.48	$1.52
Average number of shares used in diluted calculation	809	800	779	769	791

Note: Certain per share amounts may not accurately due to rounding

(1)	Amounts are net of income tax benefits

	Fourth Quarter (12 Weeks)(2)
2003	As Previously Reported	Adjustment	As Restated
Net earnings	$(337)	$(3)	$(340)
Net earnings per basic common share	$(0.45)	$—	$(0.45)
Net earnings per diluted common share	$(0.45)	$—	$(0.45)

	Fourth Quarter (12 Weeks)(2)
2002	As Previously Reported	Adjustment	As Restated
Net earnings	$381	$(3)	$378
Earnings per basic common share before cumulative effect of an accounting change	$0.50	$(0.01)	$0.49
Net earnings per basic common share	$0.50	$(0.01)	$0.49
Earnings per diluted common share before cumulative effect of an accounting change	$0.50	$(0.01)	$0.48
Net earnings per diluted common share	$0.50	$(0.01)	$0.48

(2)	Due to immateriality, the adjustments have been recorded in the fourth quarter of each year.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of January 31, 2004.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the fiscal quarter ended January 31, 2004, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

In concluding that Kroger’s disclosure controls and procedures were effective as of January 31, 2004, the Chief Executive Officer and the Chief Financial Officer considered, among other things, the deficiency related to accounting for leases which resulted in the need to restate our previously released financial statements. Taking into consideration that (i) the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) the cumulative impact of the restatement adjustments on shareowner’s equity was not material on the financial statements of prior interim or annual periods; and (iii) we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s net income, the Chief Executive Officer and Chief Financial Officer concluded the control deficiency that resulted in the restatement of prior period financial statements was not in itself a material weakness.

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

(c)	Exhibits

3.1	Amended Articles of Incorporation of The Kroger Co. are incorporated by reference to Exhibit 3.1 of The Kroger Co.’s
Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Kroger Co.’s Regulations are incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Registration Statement on Form S-3 (Registration No. 33-57552) filed with the
SEC on January 28, 1993.

4.1	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

10.1	Material Contracts - Third Amended and Restated Employment Agreement dated as of July 22, 1993, between the Company and Joseph A. Pichler is hereby incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 9, 1993.

10.2	Executive Employment Agreement dated as of November 30, 2001, between the Company and David B. Dillon. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for fiscal year ended February 2, 2002.

10.3	Executive Employment Agreement dated as of April 22, 2002, between the Company and W. Rodney McMullen. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for fiscal year ended February 2, 2002.

10.4	Executive Employment Agreement dated as of November 30, 2001, between the Company and Don W. McGeorge. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the quarter ended August 18, 2002.

10.5	Executive Employment Agreement dated as of June 7, 2002, between the Company and Michael S. Heschel. Incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for fiscal year ended February 2, 2002.

10.6	Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-13339.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Accountants.*

23.2	Consent of Independent Accountants.

24.1	Powers of Attorney.*

31.1	Rule 13a-14 (a) / 15d – 14 (a) Certifications.*

31.2	Rule 13a-14 (a) / 15d – 14 (a) Certifications.*

31.3	Rule 13a-14 (a) / 15d – 14 (a) Certifications

32.1	Section 1350 Certifications.*

32.2	Section 1350 Certifications.

*	Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.
Dated: April 13, 2005	By (*David B. Dillon) David B. Dillon Chairman and Chief Executive Officer (principal executive officer)
Dated: April 13, 2005	By (*J. Michael Schlotman) J. Michael Schlotman Senior Vice President and Chief Financial Officer (principal financial officer)
Dated: April 13, 2005	By (*M. Elizabeth Van Oflen) M. Elizabeth Van Oflen Vice President & Controller (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 13th day of April, 2005.

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