Form 10-K
period 2005-01-29
KROGER CO
filed 2005-04-15
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended January 29, 2005.

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $1 par value	New York Stock Exchange
728,772,101 shares outstanding on April 8, 2005

Securities registered pursuant to section 12(g) of the Act:

NONE

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒ No ☐.

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of April 8, 2005: $11,616,627,274

Documents Incorporated by Reference:

Proxy statement to be filed pursuant to Regulation 14A of the Exchange Act on or before May 31, 2005, incorporated by reference into Parts II and III of Form 10-K.

PART I

ITEM 1.	BUSINESS

The Kroger Co. was founded in 1883 and incorporated in 1902. As of January 29, 2005, the Company was one of the largest retailers in the United States based on annual sales. The Company also manufactures and processes some of the food for sale in its supermarkets. The Company’s principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202 and its telephone number is (513) 762-4000. The Company maintains a web site (www.kroger.com) that includes additional information about the Company. The Company makes available through its web site, free of charge, its annual reports on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K, including amendments thereto. These forms are available as soon as reasonably practicable after the Company has filed them electronically with the SEC.

The Company’s revenues are earned and cash is generated as consumer products are sold to customers in its stores. The Company earns income predominantly by selling products at price levels that produce revenues in excess of its costs to make these products available to its customers. Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses.

EMPLOYEES

The Company employs approximately 289,000 full and part-time employees. Approximately 71% of the Company’s employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 350 such agreements, usually with terms of three to five years.

During fiscal 2004, major collective bargaining agreements were ratified in Memphis, southern California, central Indiana, Houston, Arizona, Detroit, Nashville, Louisville, Seattle, Cincinnati and Las Vegas. In February 2005, a contract covering Denver employees in the Company’s King Soopers and City Market divisions was ratified.

During fiscal 2005, the Company has major labor contracts expiring in Roanoke, Atlanta, Portland (non-food), Columbus and Dallas. In addition, the Company has various Teamsters contracts expiring in 2005, including southern California and one that covers several facilities in the Midwest.

STORES

As of January 29, 2005, the Company operated, either directly or through its subsidiaries, 2,532 supermarkets, 536 of which had fuel centers. Approximately 35% of these supermarkets were operated in company-owned facilities, including some Company-owned buildings on leased land. The Company’s current strategy emphasizes self-development and ownership of store real estate. The Company’s stores operate under several banners that have strong local ties and brand equity. Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; or price impact warehouses.

The combo stores are the primary food store format. They are typically able to earn a return above the Company’s cost of capital by drawing customers from a 2 – 2½ mile radius. The Company believes this format is successful because the stores are large enough to offer the specialty departments that customers desire for one-stop shopping, including “whole health” sections, pharmacies, general merchandise, pet centers and high-quality perishables such as fresh seafood and organic produce. Many combo stores include a fuel center.

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

In addition to supermarkets, the Company operates, either directly or through subsidiaries, 795 convenience stores and 436 fine jewelry stores. Subsidiaries operated 699 of the convenience stores, while 96 were operated through franchise agreements. Approximately 44% of the convenience stores operated by subsidiaries were operated in company-owned facilities. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline.

SEGMENTS

The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores throughout the United States. The Company’s retail operations, which represent approximately 99% of consolidated sales, are its only reportable segment. All of the Company’s operations are domestic.

MERCHANDISING AND MANUFACTURING

Corporate brand products play an important role in the Company’s merchandising strategy. Supermarket divisions typically stock approximately 8,000 private label items. The Company’s corporate brand products are produced and sold in three quality “tiers.” Private Selection is the premium quality brand designed to meet or beat the “gourmet” or “upscale” brands. The “banner brand” (Kroger, Ralphs, King Soopers, etc.), which represents the majority of the Company’s private label items, is designed to be equal to or better than the national brand and carries the “Try It, Like It, or Get the National Brand Free” guarantee. FMV (For Maximum Value) is the value brand, designed to deliver good quality at a very affordable price.

Approximately 55% of the corporate brand units sold are produced in the Company’s manufacturing plants; the remaining corporate brand items are produced to the Company’s strict specifications by outside manufacturers. The Company performs a “make or buy” analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of January 29, 2005, the Company operated 42 manufacturing plants. These plants consisted of 18 dairies, 11 deli or bakery plants, five grocery product plants, three beverage plants, three meat plants and two cheese plants.

EXECUTIVE OFFICERS OF THE REGISTRANT

The disclosure regarding executive officers is set forth in Item 10 of Part III of this Form 10-K under the heading “Executive Officers of the Company,” and is incorporated herein by reference.

ITEM 2.	PROPERTIES

As of January 29, 2005, the Company operated more than 3,600 owned or leased supermarkets, convenience stores, fine jewelry stores, distribution warehouses and food processing facilities through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. A majority of the properties used to conduct the Company’s business are leased.

The Company generally owns store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment. The total cost of the Company’s owned assets and capitalized leases at January 29, 2005, was $19,203 million while the accumulated depreciation was $7,706 million.

Leased premises generally have base terms ranging from ten-to-twenty years with renewal options for additional periods. Some options provide the right to purchase the property after conclusion of the lease term. Store rentals are normally payable monthly at a stated amount or at a guaranteed minimum amount plus a percentage of sales over a stated dollar volume. Rentals for the distribution, processing and miscellaneous facilities generally are payable monthly at stated amounts. For additional information on leased premises, see Note 11 to the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

The United States Attorney’s Office for the Central District of California is investigating the hiring practices of Ralphs Grocery Company (“Ralphs”), a wholly-owned subsidiary of The Kroger Co., during the labor dispute from October 2003 through February 2004. Among matters under investigation is the extent to which some locked-out employees were allowed to work under false identities or false Social Security numbers, despite Company policy forbidding such conduct. A grand jury has convened to consider whether such acts violated federal criminal statutes. The Company is cooperating with the investigation. Although the Company expects some adverse action to be taken, management is not able to estimate the dollar amount of penalties or liability Ralphs may incur. In addition, these alleged practices are the subject of claims that Ralphs’ conduct of the lockout was unlawful, and that Ralphs is liable under the National Labor Relations Act (“NLRA”). The Los Angeles Regional Office of the National Labor Relations Board (“NLRB”) has notified the charging parties that all charges alleging that Ralphs’ lockout violated the NLRA have been dismissed. That decision is being appealed to the General Counsel of the NLRB. The amounts potentially claimed in this matter are material, but based on the information presently available to the Company, management does not expect the ultimate resolution of this matter to have a material effect on the financial condition of the Company.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that certain provisions of the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”) which contained a provision designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. Under the Agreement, the Company paid approximately $147 million to the other Retailers. The lawsuit raises claims that could question the validity of those payments, as well as claims that the retailers unlawfully restrained competition. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent to the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material effect, favorable or adverse, on the Company’s financial condition, results of operations or cash flows.

On November 24, 2004, the Company was notified by the office of the United States Attorney for the District of Colorado that the Drug Enforcement Agency (“DEA”) had referred a matter to it for investigation regarding alleged violations of the Controlled Substances Act by the Company’s King Soopers division. The government alleges that ineffective controls and procedures, as well as improper record keeping, permitted controlled substances to be diverted from pharmacies operated by King Soopers. As a result of these allegations, the Company has retained a consultant to assist it in reviewing its policies and procedures, record keeping and training in its pharmacies, and is taking corrective action, as warranted. The Company is cooperating with the Assistant U.S. Attorney and the DEA, and expects to resolve this matter in the near future. Management does not expect that the ultimate resolution of this investigation will have a material effect on the Company’s financial condition, results of operations or cash flows.

On March 30, 2005, the United States District Court for the Northern District of Illinois rendered a decision in an action (Central States, Southeast and Southwest Areas Pension Fund et al. v. The Kroger Co.) alleging that the Company has failed to make contributions to a multi-employer pension fund in connection with certain employees the Company had viewed as exempt from the contribution requirement. The Court’s decision was adverse to the Company’s position, resulting in an order that would require payments of approximately $13 million. The Company has not yet decided whether to appeal. A related decision, also adverse to the Company, has been appealed to the United States Court of Appeals for the Seventh Circuit and is awaiting decision. The ultimate resolution is not expected to have a material effect on the results of operations as the Company believes it has recorded adequate allowances related to these contingencies.

Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust and civil rights laws, are pending against the Company. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material adverse effect on the Company’s financial position.

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made adequate provisions therefor. Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predications could arise that could have a material adverse impact on the Company’s financial condition or results of operation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICE RANGE

	2004		2003
Quarter	High	Low	High	Low
1st	$19.67	$15.95	$15.52	$12.05
2nd	$18.36	$14.70	$18.41	$15.14
3rd	$17.31	$14.65	$19.70	$17.00
4th	$17.75	$15.53	$19.03	$16.80

Main trading market: New York Stock Exchange (Symbol KR)

Number of shareholders of record at year-end 2004:        49,817

Number of shareholders of record at April 8, 2005:         49,517

Determined by number of shareholders of record

The Company has not paid dividends on its Common Stock for the past three fiscal years.

On January 17, 2005, the Company issued 21,761 shares of Common Stock to Robert I. Bernstein (the “Warrant Holder”). The shares were issued to the Warrant Holder upon conversion of warrants issued pursuant to a Warrant Agreement dated May 23, 1996. The original warrants were issued in a private placement transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The conversion of the warrants into common stock was an exempt exchange under Section 3(a)(9) of the Securities Act. The Company received no proceeds from the issuance of the common stock.

The information regarding equity compensation plans will be set forth in the section entitled “Equity Compensations Plan Information” in the definitive proxy statement to be filed by the Company with the SEC, and is incorporated by reference into this Form 10-K.

(c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in millions)
First four weeks
November 7, 2004 to December 4, 2004	1,737,590	$16.11	1,600,000	$395

Second four weeks
December 5, 2004 to January 1, 2005	1,361,400	$16.65	1,361,400	$373

Third four weeks
January 2, 2005 to January 29, 2005	1,239,905	$16.87	1,225,000	$353

Total	4,338,895	$16.50	4,186,400	$353

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2004 contains three 28-day periods.

(2)	Shares were repurchased under (i) a $500 million stock repurchase program, authorized by the Board of Directors on September 16, 2004, and (ii) a program authorized in December 1999 to repurchase common stock to reduce dilution resulting from our employee stock option plans, a program that is limited based on proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.

(3)	Amounts shown in this column reflect amounts remaining under the $500 million stock repurchase program referenced in Note 2 above. Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Years Ended
	January 29, 2005 (52 weeks)	January 31, 2004 (52 weeks)	February 1, 2003 (52 weeks)	February 2, 2002 (52 weeks)	February 3, 2001 (53 weeks)
	(In millions, except per share amounts)
Sales	$56,434	$53,791	$51,760	$50,098	$49,000
Earnings (loss) before cumulative effect of accounting change	(100)	312	1,218	1,040	874
Cumulative effect of accounting change (A)	—	—	(16)	—	—
Net earnings (loss)	(100)	312	1,202	1,040	874
Diluted earnings (loss) per share:
Earnings (loss) before cumulative Effect of accounting change	(0.14)	0.41	1.54	1.26	1.03
Cumulative effect of accounting change (A)	—	—	(.02)	—	—
Net earnings (loss)	(0.14)	0.41	1.52	1.26	1.03
Total assets	20,491	20,763	20,318	19,069	18,472
Long-term obligations, including obligations under capital leases	10,635	10,613	10,667	10,103	9,727
Shareowners’ equity	3,540	3,985	3,827	3,482	3,072
Cash dividends per common share (B)	—	—	—	—	—

(A)	Amounts are net of tax. Refer to Note 5 of the Consolidated Financial Statements.

(B)	During the fiscal years ended February 2, 2002, and prior, the Company was prohibited from paying cash dividends under the terms of its previous Credit Agreement. On May 22, 2002, the Company entered into a new Credit Agreement, at which time the restriction on payment of cash dividends was eliminated. However, no cash dividends were declared or paid in any of the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR BUSINESS

The Kroger Co. was founded in 1883 and incorporated in 1902. It is one of the nation’s largest retailers, operating 2,532 stores under two dozen banners including Kroger, Ralphs, Fred Meyer, Food 4 Less, King Soopers, Smith’s, Fry’s, Fry’s Marketplace, Dillons, QFC and City Market. The Company also operates 795 convenience stores, 436 fine jewelry stores, and 536 supermarket fuel centers.

Kroger operates 42 manufacturing plants, primarily bakeries and dairies, which supply about two-thirds of the private label grocery products sold in the Company’s retail outlets.

Our revenues are earned and cash is generated as consumer products are sold to customers in our stores. We earn income predominately by selling products at price levels that produce revenues in excess of our costs to make these products available to our customers. Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses. The Company’s operations are reported as a single operating segment: the retail sale of merchandise to individual customers.

OUR 2004 PERFORMANCE

The operating environment of the food retailing industry continues to be characterized by intense price competition, aggressive supercenter expansion, increasing fragmentation of retail formats, and market consolidation. Over the past several years, many traditional supermarket operators, including Kroger, have experienced declining profit margins. In an effort to maintain market share, we have lowered retail prices at a rate faster than we were able to reduce costs.

Kroger recognized the major changes in the operating environment and in 2001 we implemented a plan to transition to a lower gross margin environment. During 2002 and 2003 our identical food store sales without fuel declined. In 2004 we were pleased with the progress of our identical sales, excluding the effect of fuel and the southern California labor dispute, which has now shown sequential improvement for seven of the past eight quarters. Identical food store sales on this same basis increased 1.2% in 2004. This nearly met the 1.3% target we established at the beginning of the year. This was accomplished by focusing on our customers’ needs of high-quality perishable products and lowering selected prices.

Our internal analysis shows that we hold the #1 or #2 position in 40 of our 52 major markets. We define a major market as one in which we operate nine or more stores. According to our internal market share estimates, which include all retail outlets including supercenters and other non-traditional retail formats, Kroger’s market share increased in 23 of our 52 major markets in 2004, declined in 27 and remained unchanged in two. Six of the 27 markets in which our market share declined are in California, including five markets that were significantly affected by the southern California labor dispute. On a volume-weighted basis, Kroger’s overall market share declined slightly in our 52 major markets.

Our 2003 and 2004 financial results were affected by asset and goodwill impairment charges and two labor disputes that occurred in southern California and West Virginia. In West Virginia, we closed 44 stores starting October 13, 2003 when a strike was conducted by a local union of the United Food and Commercial Workers International Union (“UFCW”). These stores were reopened on December 11, 2003 after ratification of a new contract. In southern California, our Ralphs stores, as well as stores operated by Safeway, Inc. and Albertson’s, Inc. were subject to a labor dispute that started on October 12, 2003 and ended 141 days later on February 29, 2004. We are working hard to rebuild our business in this region. The recovery from the labor dispute has been slower than we expected. We continue to emphasize store conditions, associate training, associate engagement and competitive pricing. We are making progress and have a plan in place to return sales to pre-strike levels.

Excluding the impairment charges and the effect of the strikes, our net earnings still declined in 2004. Our increased sales did not translate to increased bottom line earnings. The competitive environment’s pressure on retail prices combined with increased inflation in product costs and increasingly price-conscience consumers have resulted in lower gross profit. Additionally, increases in operating and administrative costs, especially employee health care costs and pension costs have been increasing at a higher rate than sales.

FUTURE EXPECTATIONS

We believe that Kroger is now positioned, despite intense price competition, to increase total sales, identical store sales, and earnings. Kroger’s plan starts with the customer. We are listening to our customers through research and focus groups. Our plan centers around those areas that our customers have told us are important. Our focus is on differentiating our stores, being competitive on price, and providing our customers a superior shopping experience as compared to our competitors, in terms of service, product quality, and variety.

The plan should allow us to build a stronger relationship with our customers, position Kroger as the retailer of choice, and generate a satisfactory return for our shareholders. Significant, sustainable cost reductions will enable us to achieve our plan. Costs savings will be derived from areas such as process improvements, restructured labor contracts that will allow us to remain competitive, lower product costs, and technology utilization.

Kroger’s financial strength is an important competitive advantage. Our free cash flow permits us to upgrade and expand our asset base in order to offer customers clean, modern stores that enhance their shopping experience. Our cash flow also enables us to continue reducing debt and buy back stock.

In addition to financial strength, Kroger has many other key strengths such as a high quality asset base with leading market shares, broad geographic diversity, multiple retail formats, customer loyalty data and data analysis capability, a successful track record against supercenter competition and industry leading corporate brands.

Kroger is focused on consistently meeting the needs of our customers by providing improved service, selection and value. Our associates are key to Kroger’s success. We expect the successful execution of our strategy will be clearly evident in our 2005 financial results.

Further discussion on our industry, the current economic environment and our related strategic plans is included in “Outlook”.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for 2004 compared to 2003 and for 2003 compared to 2002. Comparability is affected by certain income and expense items that fluctuated significantly between and among the periods, including goodwill and asset impairment charges and labor disputes in West Virginia and southern California. These items are identified and discussed in more detail below in “Other Items” and “Estimated Effect of Labor Disputes.”

Certain amounts set forth below have been revised from those contained in the preliminary financial statements reported in Kroger’s earnings release filed on a Form 8-K dated March 8, 2005. The changes related to the correction of the amount recorded for deferred income taxes related to the Ralphs business combination. The correction resulted in a change to the goodwill impairment charge related to the Ralphs and Food 4 less operations in southern California.

Net Earnings (Loss)

We recorded a net loss totaling $100 million, or $0.14 per share, for 2004, compared to net earnings totaling $312 million, or $0.41 per diluted share, in 2003 and net earnings of $1,202 million, or $1.52 per diluted share, in 2002. The decrease in net earnings in 2004 and 2003 was significantly affected by labor disputes as well as goodwill and asset impairment charges. These items are more fully described below in “Other Items” and “Estimated Effect Of Labor Disputes.” Lower gross margins, a result of our investment in pricing due to the competitive operating environment, also affect our year-to-year net earnings results.

Sales

Total Sales

(in millions)

	2004	Percentage Increase	2003	Percentage Increase	2002
Total food store sales without fuel	$51,106.2	2.9%	$49,650.0	2.8%	$48,295.1
Total food store fuel sales	2,305.2	59.0%	1,449.9	60.7%	902.5

Total food store sales	$53,411.4	4.5%	$51,099.9	3.9%	$49,197.6
Other sales	3,023.0	12.3%	2,690.9	5.0%	2,561.9

Total Sales	$56,434.4	4.9%	$53,790.8	3.9%	$51,759.5

The change in our total sales is driven by identical store sales and square footage growth, as well as inflation in fuel and other commodities.

We define a food store as an identical store when the store has been in operation without expansion or relocation for five full quarters. We calculate annualized identical food store sales based on a summation of four quarters of identical sales. Our annualized identical food store sales results are summarized below.

Identical Food Store Sales

(in millions)

			Excluding Stores Affected By Labor Disputes (1):
Dollars	2004	2003	2004	2003
Including supermarket fuel centers	$50,135.0	$49,110.1	$43,462.4	$42,338.3
Excluding supermarket fuel centers	$48,068.0	$47,699.6	$41,427.9	$40,921.3

Percentage Increase
Including supermarket fuel centers	2.1%	0.4%	2.7%	0.7%
Excluding supermarket fuel centers	0.8%	(0.4)%	1.2%	(0.2)%

We define a food store as a comparable store when the store has been in operation for five full quarters, including expansions and relocations. We calculate annualized comparable food store sales based on a summation of four quarters of comparable sales. Our annualized comparable food store sales results are summarized in the table below.

Comparable Food Store Sales

(in millions)

			Excluding Stores Affected By Labor Disputes (1):
Dollars	2004	2003	2004	2003
Including supermarket fuel centers	$51,581.9	$50,273.1	$44,796.4	$43,427.9
Excluding supermarket fuel centers	$49,440.4	$48,814.5	$42,687.3	$41,992.8

Percentage Increase
Including supermarket fuel centers	2.6%	1.0%	3.2%	1.3%
Excluding supermarket fuel centers	1.3%	0.1%	1.7%	0.3%

(1)	Sales figures adjusted for the effects of the labor disputes exclude stores involved in labor disputes, as well as Food 4 Less stores whose sales results were favorably affected by the labor disputes in the southern California region.

Our sales in 2004 were also affected by inflation and deflation in various commodity groups, our competitive operating environment, the recovery from the labor disputes in West Virginia and southern California and the results of our strategic initiatives.

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as follows: Sales minus merchandise costs plus Last-In, First-Out (“LIFO”) charge (credit). Merchandise costs include advertising, warehousing and transportation, but exclude depreciation expense and rent expense. FIFO gross margin is an important measure used by our management to evaluate merchandising and operational effectiveness. Our FIFO gross margin rates were 25.41%, 26.38% and 26.85% in 2004, 2003 and 2002, respectively. These declining rates reflect our continued investment in lower retail prices. Higher fuel sales that carry a low gross profit rate reduced our FIFO gross margin rates by 135, 93 and 69 basis points in 2004, 2003 and 2002, respectively. The southern California labor dispute and our related recovery efforts reduced gross profit rates in both 2004 and 2003. Additionally, other items recorded as merchandise costs in 2004, 2003 and 2002 further affected our FIFO gross margin rates. These items are more fully described below in “Other Items” and “Estimated Effect of Labor Disputes.”

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses, which consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, as a percent of sales were 18.80%, 19.25% and 18.58% in 2004, 2003 and 2002, respectively. Higher fuel sales reduced our OG&A rate by 105, 73 and 48 basis points in 2004, 2003 and 2002, respectively. The labor disputes and several items that are more fully described in “Other Items” and “Estimated Effect of Labor Disputes” affected our OG&A rates in 2004 and 2003.

We continue to emphasize cost containment efforts in all areas and especially in the wage and benefit areas. In the fourth quarter of 2004, health care costs declined slightly as a percent of sales, the result of progress we have made during labor negotiations. We expect additional improvement in our OG&A rate in 2005, particularly as we leverage increasing sales and cost reductions in key areas of our business.

Rent Expense

Rent expense, as a percent of sales, was 1.21%, 1.22% and 1.27% in 2004, 2003 and 2002, respectively. The decreases in these rates reflect our continued emphasis on ownership of real estate, partially offset by increased charges for the net present value of lease liabilities recorded for store closings.

Depreciation Expense

Depreciation expense, as a percent of sales, was 2.22%, 2.25% and 2.10% for 2004, 2003 and 2002, respectively. The change in these rates reflects our continued emphasis on ownership of real estate, offset by tightening of capital expenditures and the leveraging effect of increased sales.

Interest Expense

Net interest expense totaled $557 million, $604 million and $619 million for 2004, 2003 and 2002, respectively. The decrease in interest expense is the result of lower average borrowings and lower average rates on outstanding debt. Interest expense in 2004, 2003 and 2002 included $25 million, $18 million and $19 million, respectively, related to the early retirement of debt, more fully described in “Other Items.”

Income Taxes

Our effective income tax rate was 134.5%, 59.3% and 37.5% for 2004, 2003 and 2002, respectively. The effective tax rates for 2004 and 2003 differ from the effective tax rate for 2002 due to the impairment of non-deductible goodwill in 2004 and 2003. The effective income tax rates also differ from the expected statutory rate in all years presented due to the effect of state taxes.

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

These items include goodwill impairment charges, asset impairment charges, restructuring charges, merger-related costs and the cumulative effect of an accounting change, all of which are shown separately in the Consolidated Statements of Operations. The items also include charges and credits that were recorded as components of FIFO gross margin, LIFO charge (credit), OG&A expense and interest expense.

(In millions except per share amounts)	2004	2003	2002
Items affecting FIFO gross margin (1)
Item-cost conversion	$—	$—	$91
Adoption of EITF Issue No. 02-16	—	—	28

Total affecting FIFO gross margin	—	—	119

Adoption of EITF Issue No. 02-16 – LIFO effect	—	—	(28)

Items affecting OG&A
Lease liabilities – store closing plans	—	(10)	—
Excess energy purchase commitments	—	4	(19)
Settlement of energy contract dispute	—	62	—
Property tax allowance adjustment	—	(20)	—
Power outage	—	9	—
Charitable contribution	—	(5)	—

Total affecting OG&A	—	40	(19)

Items affecting interest expense	3	18	19

Goodwill impairment charge	900	444	—

Asset impairment charges	—	120	—

Restructuring charges	—	—	15

Merger-related costs	—	—	1

Total pre-tax effect	903	622	107
Income tax benefit (2)	(44)	(66)	(40)

After-tax effect	859	556	67
Cumulative effect of accounting change, net of tax (3)	—	—	16

Total after-tax expense	$859	$556	$83

Shares used in earnings per share calculation	736	754	791
Approximate per share effect	$1.17	$0.74	$0.11

(1)	FIFO gross margin is defined above in “Results of Operations.”

(2)	Income tax benefits in 2004 and 2003 are affected by the non-deductibility of the majority of the goodwill impairment charges.

(3)	The transitional impairment review required by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” resulted in a write off of our jewelry store division goodwill.

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

During 2002, we adopted the item-cost method for the former Fred Meyer divisions. The cumulative effect of this change on periods prior to February 3, 2002, cannot be determined. The effect of the change on the February 3, 2002 inventory valuations, which includes other immaterial modifications in inventory valuation methods, was included in results for the quarter ended May 25, 2002. This change increased merchandise costs by $91 million and reduced net earnings by $57 million. We did not calculate the pro forma effect on prior periods because we were unable to determine cost information for these periods. The item-cost method did not have a material effect on earnings subsequent to adoption on February 3, 2002.

Adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16

We adopted EITF Issue No. 02-16 during 2002. This issue addresses the method by which retailers account for vendor allowances. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. Historically, we had recognized those allowances as they were earned, based on the fulfillment of the related obligations of the contract. This accounting treatment was consistent with GAAP. For all contracts entered into or modified after January 1, 2003, we have recognized prospectively, and will continue to recognize, vendor allowances when the related merchandise is sold, in accordance with Issue 02-16. Net earnings in 2002 were not affected by the adoption of Issue No. 02-16. Adoption of the Issue resulted in a $28 million pre-tax charge that was included in merchandise costs in 2002. This expense was offset by a corresponding $28 million pre-tax LIFO credit that also was included in merchandise costs in 2002.

Lease liabilities – Store Closing Plans

Due to operational changes, performance improved at five stores, not yet closed, for which store closing liabilities had been recorded as a part of a corporate-level strategic plan. As a result of this improved performance, in 2003 we modified our original plans and determined that these five locations will remain open. Additionally, closing and exit costs at other locations included in the original plans were less costly than anticipated. In total, in 2003, we recorded pre-tax income of $10 million to adjust these liabilities to reflect the outstanding lease commitments through 2020 at the locations remaining under the plans. Refer to Note 3 to the Consolidated Financial Statements for additional details of these liabilities.

No charges were recorded in 2003 for the present value of lease liabilities for stores considered in the 2003 asset impairment review. In accordance with SFAS No. 146, which is effective for all exit and disposal activities initiated after December 31, 2002, these liabilities will be recorded when these locations are closed. During fiscal 2004, we recorded lease liabilities totaling $24 million related to the closing of 41 of these stores.

Excess energy purchase commitments

During 2001, we recorded a pre-tax charge of $81 million to accrue liabilities for the estimated fair value of energy purchase commitments that provided for supplies in excess of our expected demand for electricity. SFAS No. 133 required the excess commitments to be marked to fair value through current-period earnings each quarter. We recorded pre-tax expense of $4 million and pre-tax income of $19 million as a result of the market value adjustment of these excess commitments in 2003 and 2002, respectively.

During 2003, we reached an agreement through which we ended supply arrangements in California with Dynegy, Inc., related to these two contracts and two other electricity contracts that had been previously accounted for as normal purchases normal sales contracts. The Federal Energy Regulatory Commission approved the agreement on July 23, 2003. During 2003, we paid $107 million, before the related tax benefits, to settle disputes with Dynegy related to prior over-payments, terminate two of the four contracts effective July 6, 2003, and terminate the remaining two agreements effective September 1, 2003. As a result of the settlement, we recorded $62 million of pre-tax expense in 2003.

Property Tax Allowance

In 2003, we recorded pre-tax income of $20 million related to the reversal of a property tax accrual after we determined the amount to be paid would be less than we originally estimated.

Power Outage

In 2003, we recorded a $9 million pre-tax expense for the August power outage in northwest Ohio and Michigan. The majority of the expense related to uninsured product losses. Generally, we classify uninsured product and property losses as OG&A expense.

Adjustment to Charitable Contribution Liability

In 2003, we recorded $5 million of pre-tax income to adjust previously recorded liabilities related to charitable contributions required as a result of the Fred Meyer merger. We are required to make the remaining $14 million contribution by May 2006.

Items Affecting Interest Expense

We adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” in the first quarter of 2003. As a result, expenses related to the early retirement of debt, which were recorded as extraordinary items prior to the issuance of SFAS No. 145, are now classified as interest expense in the respective periods. The 2004 expenses of $3 million pre-tax, related to a premium paid in connection with the redemption of our $750 million 7.375% bonds due March 2005, net of the effect of reduced interest expense for the balance of the year. The 2003 expenses of $18 million, pre-tax, related to premiums paid in connection with the repurchase of $100 million of long-term bonds, and the write-off of the related deferred financing costs.

Goodwill Impairment Charge

We performed the annual evaluation of goodwill required by SFAS No. 142 during the fourth quarter of 2004. This review resulted in a $900 million non-cash impairment charge related to goodwill at our Ralphs and Food 4 Less divisions. The impairment charge, most of which is non-deductible for income tax purposes, adjusted the carrying value of the divisions’ goodwill to its implied fair value. The divisions’ operating performance suffered due to the intense competitive environment following the 2003 southern California labor dispute and recovery period. The decreased operating performance was the result of the investments in personnel, training, capital and price reductions necessary to regain Ralphs’ lost business and to maintain business gained by Food 4 Less stores that were not subject to the labor dispute. As a result of this decline in operating performance, the divisions’ carrying value of goodwill exceeded its implied fair value resulting in the impairment charge. No impairment for goodwill at our other divisions was indicated during this review.

During our annual review in 2003, we recorded a $444 million non-cash goodwill impairment charge related to the goodwill at our Smith’s division following a substantial decline in the operating performance of the division compared to 2002 operating performance and expected future performance.

Asset Impairment Charges and Related Items

In accordance with our policy on impairment of long-lived assets, we recorded impairment losses for both assets to be disposed of and assets to be held and used during 2003. These losses, which are reflected in our Consolidated Statements of Operations as “Asset impairment charges,” totaled $120 million, pre-tax. The impairment review was conducted as a consequence of a corporate-level strategic plan that coordinated the closing of several locations over a relatively short period of time as a result of deteriorating operating performance. During the fourth quarter of 2003, we authorized closure of several stores throughout the country based on operating results for 2002 and 2003, as well as updated projections for 2004 and beyond. This event triggered an impairment review of stores slated for closure as well as several other under-performing locations in the fourth quarter of 2003. These charges are more fully described in Note 3 to the Consolidated Financial Statements.

Restructuring Charges

On December 11, 2001, we outlined our Strategic Growth Plan (the “Plan”) to support additional investment in our core business to increase sales and market share. Restructuring charges related to the Plan totaled $15 million, pre-tax in 2002. The majority of the charge related to severance agreements, distribution center consolidation and conversion costs. No restructuring charges were recorded in 2004 and 2003.

Merger-Related Costs

During 2002, we recorded pre-tax expenses of $1 million from the issuance of restricted stock and the related market value adjustments. The restrictions on these stock awards lapsed in 2002 based on the achievement of synergy goals established in connection with the Fred Meyer merger. No merger-related costs were recorded during 2004 or 2003. Please refer to Note 2 to our Consolidated Financial Statements for additional details of this charge.

Cumulative Effect of an Accounting Change

We adopted SFAS No. 142 on February 3, 2002. The transitional impairment review required by SFAS No. 142 resulted in a $26 million pre-tax, non-cash loss to write-off the goodwill at our jewelry store division based on its implied fair value. Impairment primarily resulted from the recent operating performance of the division and a review of the projected cash flows on a discounted basis, rather than an undiscounted basis, as was the standard under SFAS No. 121, prior to the adoption of SFAS No. 142. We recorded this loss as a cumulative effect of an accounting change, net of a $10 million tax benefit, in the first quarter of 2002.

ESTIMATED EFFECT OF LABOR DISPUTES

The following table summarizes the estimated effect of labor disputes on Kroger’s financial results. These items should not be considered alternatives to net earnings, net cash provided by operating activities or any other GAAP measure of performance or liquidity. These items should not be viewed in isolation or considered substitutes for Kroger’s results as reported in accordance with GAAP. Due to the nature of these items, as described below, it is important to identify the items and review them in conjunction with Kroger’s financial results reported in accordance with GAAP.

For the dispute-affected regions, we compared actual results to budgeted results from the start of the disputes through the first two quarters of 2004. In establishing budgets for 2004, we took into account trends existing in the market prior to the labor disputes as well as changes in our business plan strategies. Based on those budgets, the estimated effects included the difference between reported sales and sales projections less reported merchandising costs and merchandising cost projections and the difference between reported OG&A and OG&A projections. While we have relied on the accuracy of our budgets, significant amounts of judgment were used to develop those budgets and actual results, had there been no labor disputes, may have differed from those budgets.

Included in the estimated effect of labor disputes were charges and credits that were recorded as components of merchandise costs and OG&A expense. The 2003 calculation includes the effect of both the southern California and West Virginia strikes. The estimated effect includes all costs associated with the work stoppages, including expenses under the mutual strike assistance agreement in southern California entered into with Safeway, Inc. and Albertson’s, Inc., and post-strike recovery expenses through the second quarter of 2004. In the third quarter of 2004, we discontinued reporting the estimated strike effect for southern California.

(In millions except per share amounts)	2004	2003
Estimated effect of labor disputes on:
FIFO gross margin(1)	$133	$177
OG&A	18	216

Total pre-tax loss	$151	$393
Income tax effect	(56)	(148)

Total after-tax loss	$95	$245

Shares	736	754
Estimated loss per share	$0.13	$0.32

(1)	FIFO gross margin is defined above in “Results of Operations.”

Differences affecting FIFO gross margin included incremental warehousing, distribution, advertising and inventory shrinkage expenses incurred during the labor dispute, as well as the investment in FIFO gross margin, through targeted price reductions, and advertising in order to regain our sales during the post-strike recovery period. Differences in OG&A included costs associated with hiring and training replacement workers, costs associated with bringing in employees from other Kroger divisions to work on a temporary basis, expenses under the mutual strike assistance agreement and costs related to hiring and training workers to replace associates who did not return to work after the labor disputes ended.

COMMON STOCK REPURCHASE PROGRAM

In December 1999, we began a program to repurchase common stock to reduce dilution resulting from our employee stock option plans. This program is solely funded by proceeds from stock option exercises, including the tax benefit from these exercises. We repurchased approximately $28 million, $24 million and $65 million under the stock option program in during 2004, 2003 and 2002, respectively. On December 10, 2002, Kroger’s Board of Directors (the “Board”) authorized an additional stock repurchase program totaling $500 million. We made open market purchases totaling $277 million and $63 million under this plan in 2003 and 2002. During fiscal 2004, we made open market purchases of approximately $144 million to complete the program. In September 2004, the Board authorized a new $500 million stock repurchase program to replace the December 2002 program. As of January 29, 2005, we had made purchases totaling $147 million under the September 2004 program.

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions, totaled $1.6 billion in 2004 compared to $2.0 billion in 2003 and $1.9 billion in 2002. The decline in 2004 was the result of our emphasis on the tightening of capital and increasing our focus on remodels, merchandising and productivity projects. Capital expenditure included $202 million and $192 million in 2003 and 2002, respectively, related to the purchase of assets previously financed under a synthetic lease. The table below shows our supermarket storing activity and our total food store square footage:

Supermarket Storing Activity

	2004	2003	2002
Beginning of year	2,532	2,488	2,418
Opened	41	44	62
Opened (relocation)	15	14	17
Acquired	20	25	37
Acquired (relocation)	3	5	8
Closed (operational)	(56)	(25)	(29)
Closed (relocation)	(23)	(19)	(25)

End of year	2,532	2,532	2,488

Total food store square footage (in millions)	141	140	136

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

Self-Insurance Costs

We primarily are self-insured for costs related to workers’ compensation and general liability claims. The liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through January 29, 2005. Case-reserves are established for reported claims using case-basis evaluation of the underlying claim data and are updated as information becomes known.

The liabilities for workers’ compensation claims are accounted for on a present value basis utilizing a risk-adjusted discount rate. The difference between the discounted and undiscounted workers’ compensation liabilities was $38 million as of January 29, 2005. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. We are insured for covered costs in excess of these per claim limits.

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

We perform impairment reviews at both the division and corporate levels. Generally, for reviews performed by local management, costs to reduce the carrying value of long-lived assets are reflected in the Consolidated Statements of Earnings as “Operating, general and administrative” expense. Costs to reduce the carrying value of long-lived assets that result from corporate-level strategic plans are separately identified in the Consolidated Statements of Earnings as “Asset impairment charges.” Refer to “Other Items” for a description of asset impairment charges recorded during 2003.

Goodwill

Goodwill is reviewed for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events. The reviews are performed at the operating division level. Generally, fair value represents a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a division for purposes of identifying potential impairment. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. If potential for impairment is identified, the fair value of a division is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill. Goodwill impairment is recognized for any excess of the carrying value of the division’s goodwill over the implied fair value. Results of the goodwill impairment reviews performed during 2004, 2003 and 2002 are summarized in Note 5 to the Consolidated Financial Statements.

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

Intangible Assets

In addition to goodwill, the Company has recorded intangible assets totaling $20 million and $29 million for liquor licenses and pharmacy prescription file purchases, respectively, at January 29, 2005. Balances at January 31, 2004, were $20 million for liquor licenses and $21 million for pharmacy prescription files. Owned liquor licenses are not amortized, while liquor licenses that must be renewed are amortized over their useful life. Pharmacy prescription file purchases are amortized over seven years. We test these assets annually for impairment.

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

We estimate subtenant income, future cash flows and asset recovery values based on our experience and knowledge of the market in which the closed store is located, our previous efforts to dispose of similar assets and current economic conditions. However, the ultimate cost of the disposition of the leases and the related assets is affected by current real estate markets, inflation rates and general economic conditions.

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

Post-Retirement Benefit Plans

(a) Company-Sponsored Pension Plans

The determination of our obligation and expense for company-sponsored pension plans and other post-retirement benefits is dependent upon our selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in Note 18 to the Consolidated Financial Statements and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rate of increases in compensation and health care costs. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other post-retirement obligations and our future expense. Note 18 to the Consolidated Financial Statements discusses the impact of a 1% change in the assumed health care cost trend rate on other post-retirement benefit costs and the related liability.

The discount rate is based primarily on the yield on high-quality fixed income investments as of the measurement date. We lowered the discount rate to 5.75% as of January 29, 2005, from 6.25% as of January 31, 2004. The 50 basis point reduction in the discount rate increased the projected pension benefit obligation as of January 29, 2005, by $120 million. In 2005, we expect that the annual pension expense will increase by $15 million as a result of this change.

To determine the expected return on pension plan assets, we contemplate current and forecasted plan asset allocations as well as historical and forecasted returns on various asset categories. For 2004, we assumed a pension return rate of 8.5%, consistent with 2003. Our pension plan’s average return was 10.9% for the 10 calendar years ended December 31, 2004, net of all investment management fees and expenses. We believe the pension return assumption is appropriate because we do not expect that future returns will achieve the same level of performance as the historical average annual return.

In addition to the $35 million we contributed in 2004 and the $100 million we contributed in 2003, we are required to make cash contributions totaling $142 million to our company-sponsored pension plan during fiscal 2005. We may make additional contributions during 2005 in order to maintain our desired funding status. We expect any additional contributions during 2005 will decrease our required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.

(b) Multi-Employer Plans

We also contribute to various multi-employer pension plans based on obligations arising from most of our collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed in equal number by employers and unions. The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

We recognize expense in connection with these plans as contributions are funded, in accordance with GAAP. We made contributions to these plans, and recognized expense, of $180 million in 2004, $169 million in 2003, and $153 million in 2002. We estimate we would have contributed an additional $2 million in 2004 and $13 million in 2003, but our obligation to contribute was suspended during the labor disputes.

Based on the most recent information available to us, we believe that the present value of actuarial accrued liabilities in most or all of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits. We have attempted to estimate the amount by which these liabilities exceed the assets, i.e., the amount of underfunding, as of December 31, 2004. Because Kroger is only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of Kroger’s contributions to the total of all contributions to these plans in a year as a way of assessing Kroger’s “share” of the underfunding. As of December 31, 2004, we estimate that Kroger’s share of the underfunding of multi-employer plans to which Kroger contributes was $1.0 to $1.3 billion, pre-tax. Our estimate is based on actuarial evaluations and other data (which, itself, includes estimates). Our estimate is imprecise and not necessarily reliable.

We have made and disclosed this estimate not because this underfunding is a direct liability of Kroger. Rather, we believe the underfunding is likely to have important consequences. We expect our contributions to these multi-employer plans will continue to increase each year, and therefore the expense we recognize under GAAP will increase. We expect our contributions in 2005 will increase approximately 20 percent, and we expect that amount to increase by about five percent each year thereafter. The amount of increases in 2005 and beyond has been favorably affected by the labor agreements negotiated in southern California and elsewhere during 2004 and by related trustee actions. Although underfunding can result in the imposition of excise taxes on contributing employers, increased contributions can reduce underfunding so that excise taxes are not triggered. Our estimate of future contribution increases takes into account the avoidance of those taxes. Finally, underfunding means that in the event we were to exit certain markets or otherwise cease making contributions to these funds, we could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.

The amount of underfunding described above is an estimate and is disclosed for the purpose described. The amount could decline, and Kroger’s future expense would be favorably affected, if the values of net assets held in the trust significantly increase or if further changes occur through collective bargaining, trustee action or favorable legislation. On the other hand, Kroger’s share of the underfunding would increase and Kroger’s future expense could be adversely affected if net asset values decline, or if employers currently contributing to these funds cease participation or if changes occur through collective bargaining, trustee action or adverse legislation.

Deferred Rent

We recognize rent holidays, including the time period during which we have access to the property for construction of buildings or improvements, as well as construction allowances and escalating rent provisions on a straight-line basis over the term of the lease. The deferred amount is included in Other Current Liabilities and Other Long-Term Liabilities on the Consolidated Balance Sheets.

Tax Contingencies

Various taxing authorities periodically audit our income tax returns. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, we record allowances for probable exposures. A number of years may elapse before a particular matter, for which we have established an allowance, is audited and fully resolved. As of January 29, 2005, tax years 1999 to 2002 were undergoing examination by the Internal Revenue Service.

The establishment of our tax contingency allowances relies on the judgment of management to estimate the exposures associated with our various filing positions. Although management believes those estimates and judgments are reasonable, actual results could differ, resulting in gains or losses that may be material to our Consolidated Statements of Operations.

To the extent the we prevail in matters for which allowances have been established, or are required to pay amounts in excess of these allowances, our effective tax rate in any given financial statement period could be materially affected. An unfavorable tax settlement could require use of cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.

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

Inventories

Inventories are stated at the lower of cost (principally on a LIFO basis) or market. In total, approximately 97% of inventories for 2004 and 2003, respectively, were valued using the LIFO method. Cost for the balance of the inventories was determined using the first-in, first-out (“FIFO”) method. Replacement cost was higher than the carrying amount by $373 million at January 29, 2005, and by $324 million at January 31, 2004. We follow the Link-Chain, Dollar-Value LIFO method for purposes of calculating our LIFO charge or credit.

The item-cost method of accounting to determine inventory cost before the LIFO adjustment is followed for substantially all non-perishable store inventories and some perishable departments at our supermarket divisions. This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory and purchasing levels when compared to the methodology followed under the retail method of accounting.

We evaluate inventory shortages throughout the year based on actual physical counts in our facilities. We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2,330 million of cash from operations in 2004 compared to $2,215 million in 2003 and $3,183 million in 2002. Changes in our operating assets and liabilities also affect the net amount of cash provided by our operating activities. During 2004, we realized a $21 million increase in operating assets and liabilities compared to a $255 million increase during 2003 and a $302 million reduction during 2002. Fluctuations in our accounts payable balances and store deposit in-transit balances contributed to the changes in operating assets and liabilities in 2003 and 2002. The increase in our store deposits in-transit balances in 2003 was primarily related to our decision to discontinue the practice of transferring deposits to our concentration account prior to receiving credit for those deposits from other banks. Offsetting the changes in our store deposits in-transit balances, our other current liabilities increased in 2003 as a result of the labor disputes discussed in “Estimated Effect of Labor Disputes.” In 2002, our accounts payable balances increased substantially due to an enterprise systems conversion that enabled our western divisions to improve their accounts payable position.

The amount of cash paid for income taxes in 2004 was higher than the amount paid in 2003 due primarily to higher earnings before the effect of goodwill impairment charges. In addition, the bonus depreciation provision, which expired in December 2004 reduced our cash taxes in 2004, 2003 and 2002, and we expect the cash benefit will reverse in 2005. This provision reduced our cash taxes by approximately $106 million, $130 million and $106 million in 2004, 2003 and 2002, respectively.

Our 2004 and 2003 operating cash flow results also reflect cash contributions totaling $35 million and $100 million, respectively, to our company-sponsored pension plan.

Net cash used by investing activities

Cash used by investing activities was $1,608 million in 2004, compared to $2,026 million in 2003 and $1,907 million in 2002. The amount of cash used by investing activities in 2004 decreased from 2003 and 2002 due to reduced capital expenditures.

Net cash used by financing activities

Financing activities used $737 million of cash in 2004, compared to $201 million in 2003 and $1,266 million in 2002. The increase in cash used by financing in 2004 compared to 2003 was primarily related to the amount of cash used to reduce our outstanding debt. The decrease in the use of cash in 2003 versus 2002 was due primarily to a reduction in the amount of cash used to reduce our outstanding debt and to a reduction in treasury stock purchases. The decreased use of cash was also due to increases in book overdrafts in 2003 versus 2002 as well as to proceeds received in 2003 from interest rate swap terminations.

Debt Management

Total debt, including both the current and long-term portions of capital leases, decreased $393 million to $8.0 billion as of year-end 2004 from $8.4 billion as of year-end 2003. Total debt decreased $210 million to $8.4 billion as of year-end 2003 from $8.6 billion as of year-end 2002. The decreases were primarily the result of using cash flow from operations to reduce outstanding debt. Approximately $65 million of the decrease experienced in 2003 resulted from the consolidation of a financing entity.

Our total debt balances were also affected by our prefunding of employee benefit costs and by the mark-to-market adjustments necessary to record fair value interest rate hedges of our fixed rate debt, pursuant to SFAS No. 133. We had prefunded employee benefit costs of $300 million at year-end 2004, 2003 and 2002. The mark-to-market adjustments increased the carrying value of our debt by $70 million, $104 million and $110 million as of year-end 2004, 2003 and 2002, respectively.

Factors Affecting Liquidity

We currently borrow on a daily basis approximately $500 million to $600 million under our A2/P2/F2 rated commercial paper (“CP”) program. These borrowings are backed by our credit facilities, and reduce the amount we can borrow under the credit facilities. We have capacity available under our credit facilities to backstop all CP amounts outstanding. If our credit rating declined below its current level of BBB/ Baa2/BBB, the ability to borrow under our current CP program could be adversely affected for a period of time immediately following the reduction of our credit rating. This could require us to borrow additional funds under the credit facilities, under which we believe we have sufficient capacity. Borrowings under the credit facilities may be more costly than the money we borrow under our current CP program, depending on the current interest rate environment. However, in the event of a ratings decline, we do not anticipate that access to the CP markets currently available to us would be significantly limited for an extended period of time (i.e., in excess of 30 days).

Although our ability to borrow under the credit facilities is not affected by our credit rating, the interest cost on borrowings under the credit facilities would be affected by a decrease in our credit rating or a decrease in our Applicable Percentage Ratio. On March 16, 2005, Standard & Poor’s Ratings Services placed its ratings for Kroger, as well as Safeway Inc. and Albertson’s, Inc., on CreditWatch with negative implications. Standard & Poor’s indicated they expect any downgrade, if warranted by their review, should be limited to one level, with ratings not expected to fall below investment grade.

Our credit facilities also require the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”). A failure to maintain our financial covenants would impair our ability to borrow under the credit facilities. These financial covenants and ratios are described below:

•	Our Applicable Percentage Ratio (the ratio of Consolidated EBITDA to Consolidated Total Interest Expense, as defined in the credit facilities) was 5.65 to 1 as of January 29, 2005. If this ratio declined to below 4.75 to 1, the cost of our borrowings under the credit facilities would increase at least 0.125%. The cost of our borrowings under the credit facilities would be similarly impacted by a one-level downgrade in our credit rating.

•	Our Leverage Ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the credit facilities) was 2.67 to 1 as of January 29, 2005. If this ratio exceeded 3.50 to 1, we would be in default of our credit facilities and our ability to borrow under these facilities would be impaired.

•	Our Fixed Charge Coverage Ratio (the ratio of Consolidated EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facilities) was 3.02 to 1 as of January 29, 2005. If this ratio fell below 1.70 to 1, we would be in default of our credit facilities and our ability to borrow under these facilities would be impaired.

Consolidated EBITDA, as defined in our credit facilities, includes an adjustment for unusual gains and losses. Our credit agreements are more particularly described in Note 8 to the Consolidated Financial Statements. We were in compliance with our financial covenants at year-end 2004.

The tables below illustrate our significant contractual obligations and other commercial commitments as of January 29, 2005 (in millions of dollars):

	2005	2006	2007	2008	2009	Thereafter	Total
Contractual Obligations
Long-term debt	$46	$554	$525	$998	$1,094	$4,288	$7,505
Interest on long-term debt (1)	466	448	401	324	298	2,134	4,071

Capital lease obligations	62	59	55	53	51	372	652
Operating lease obligations	794	756	682	649	603	4,391	7,875
Charitable contributions	—	14	—	—	—	—	14
Minimum contributions to company-sponsored pension plan	142	—	—	—	—	—	142
Low-income housing obligations	49	32	6	2	—	—	89
Financed lease obligations	5	5	5	5	5	60	85
Construction commitments	86	—	—	—	—	—	86
Purchase obligations	362	60	18	5	1	—	446

Total	$2,012	$1,928	$1,692	$2,036	$2,052	$11,245	$20,965

Other Commercial Commitments
Credit facilities (2)	$—	$—	$—	$—	$694	$—	$694
Standby letters of credit	312	—	—	—	—	—	312
Surety bonds	128	—	—	—	—	—	128
Guarantees	12	—	—	—	—	—	12

Total	$452	$—	$—	$—	$694	$—	$1,146

(1)	Amounts include contractual interest payments using the interest rate as of January 29, 2005 applicable to the Company’s variable interest debt instruments, excluding commercial paper borrowings due to the short-term nature of these borrowings, and stated fixed interest rates for all other debt instruments.

(2)	These borrowings are currently in the form of short-term commercial paper and are also included in the long-term debt contractual obligation amount. They are considered long-term because the Company expects that these borrowings will be refinanced by the same type of securities. They are scheduled as due in the year of maturity of the existing credit facilities.

We are required to make cash contributions totaling $142 million to our company-sponsored pension plans during fiscal 2005. We may make additional contributions to these plans in order to maintain our desired funding status. We expect any additional contributions made during 2005 will reduce our minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions. At this time, it is not reasonably practicable to estimate contribution amounts for 2006 and beyond.

Our construction commitments include funds owed to third parties for projects currently under construction. These amounts are reflected in accounts payable in our Consolidated Balance Sheets.

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

As of January 29, 2005, we maintained a five-year revolving credit facility totaling $1.8 billion, which terminates in 2009. In addition, we maintained a $700 million five-year credit facility that terminates in 2007. Outstanding borrowings under the credit agreements and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facilities. In addition to the credit facilities, we maintain a $75 million money market line, borrowings under which also reduce the funds available under our credit facilities. As of January 29, 2005, our outstanding credit agreement and commercial paper borrowings totaled $694 million. We had no borrowings under the money market line as of January 29, 2005. The outstanding letters of credit that reduced the funds available under our credit facilities totaled $312 million as of January 29, 2005. We have the ability to refinance these borrowings on a long-term basis, and have presented the amounts accordingly. The money market line borrowings allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreements.

At January 29, 2005, we also had a $100 million pharmacy receivable securitization facility that provided capacity incremental to the $2.5 billion described above. Funds received under this $100 million facility do not reduce funds available under the credit facilities. Collection rights to some of our pharmacy accounts receivable balances are sold to initiate the drawing of funds under the facility. As of January 29, 2005, we had no borrowings under this $100 million facility.

In addition to the available credit mentioned above, as of January 29, 2005, we had available for issuance $1.2 billion of securities under a shelf registration statement filed with the SEC and declared effective on December 9, 2004.

We also maintain surety bonds related primarily to our self-insured insurance costs. These bonds are required by most states in which we are self-insured for workers’ compensation and general liability exposures, and are made with third-party insurance providers to insure payment of our obligations in the event we are unable to make those payments. These bonds do not represent liabilities of Kroger, as we already have liabilities on our books for the insurance costs. However, we do pay annual maintenance fees to have these bonds in place. Market changes may make the surety bonds more costly and, in some instances, availability of these bonds may become more limited, which could affect our costs of or access to such bonds. Although we do not believe increased costs or decreased availability would significantly impact our ability to access these surety bonds, if this does become an issue, we likely would issue letters of credit against our credit facilities to meet the state bonding requirements. This could increase our cost and decrease the funds available under our credit facilities.

Most of our outstanding public debt is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of its subsidiaries. See Note 8 to the Consolidated Financial Statements for a more detailed discussion of those arrangements. In addition, we have guaranteed half of the indebtedness of four real estate joint ventures in which we are a partner with 50% ownership. Our share of the responsibility for this indebtedness, should the partnerships be unable to meet their obligations, totals approximately $12 million. Based on the covenants underlying this indebtedness as of January 29, 2005, it is unlikely that we will be responsible for repayment of these obligations.

We also are contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. We could be required to satisfy obligations under the leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of our assignments among third parties, and various other remedies available to us, we believe the likelihood that we will be required to assume a material amount of these obligations is remote. We have agreed to indemnify certain third-party logistics operators for certain expenses, including pension trust fund withdrawal liabilities.

In addition to the above, the Company enters into various indemnification agreements and takes on indemnification obligations in the ordinary course of business. Such arrangements include indemnities against third party claims arising out of agreements to provide services to the Company; indemnities related to the sale of Company securities; indemnities of directors, officers and employees in connection with the performance of their work; and indemnities of individuals serving as fiduciaries on benefit plans. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is aware of no current matter that it expects to result in a material liability

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2004, the FASB issued Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting, disclosure and transition related to the Prescription Drug Act. FSP No. 106-2 became effective for the third quarter of 2004. The adoption of FSP No. 106-2 had no material effect on our Consolidated Financial Statements. Detailed regulations in this area continue to evolve that could have an effect on the Company going forward, which effect we do not expect to be material.

In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction of Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides accounting and disclosure guidance on the Act’s qualified production activities deduction. The Company is currently evaluating the impact of this guidance on its effective tax rate for 2005 and subsequent periods.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, supersedes APB No. 25 and related interpretation and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option price models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest. We expect to adopt SFAS No. 123R in the first quarter of 2006 and expect it will reduce net earnings by $0.04 to $0.05 per diluted share for fiscal 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” which clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to included costs of idle facilities, excess freight and handling costs and spoilage. SFAS No. 151 will become effective for our fiscal year beginning January 29, 2006. We do not expect the adoption of SFAS No. 151 to have a material effect on our Consolidated Financial Statements.

FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations” was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect adoption of FIN 47 to have a material effect on our Consolidated Financial Statements.

OUTLOOK

This discussion and analysis contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected change in net earnings; identical sales growth; expected pension plan contributions; our ability to generate operating cash flow; projected capital expenditures; square footage growth; opportunities to reduce costs; cash flow requirements; and our operating plan for the future; and are indicated by words such as “comfortable,” “committed,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

Statements elsewhere in this report and below regarding our expectations, projections, beliefs, intentions or strategies are forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934. While we believe that the statements are accurate, uncertainties about the general economy, our labor relations, our ability to execute our plans on a timely basis and other uncertainties described below could cause actual results to differ materially.

•	We expect net earnings in 2005 to exceed $1.21 per diluted share.

•	We expect identical food store sales growth, including southern California and excluding fuel sales, to exceed 2.0% in 2005.

•	We plan to use one-third of cash flow for debt reduction and two-thirds for stock repurchase or payment of a cash dividend.

•	We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•	Capital expenditures reflect our strategy of growth through expansion and acquisition, as well as focusing on productivity increase from our existing store base through remodels. In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements. The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs. We intend to continue using cash flow from operations to finance capital expenditure requirements. We expect capital investment for 2005 to be in the range of $1.6 - $1.8 billion, excluding acquisitions. Total food store square footage is expected to grow at 2-3% before acquisitions and operational closings.

•	Based on current operating trends, we believe that cash flow from operations and other sources of liquidity, including borrowings under our commercial paper program and bank credit facilities, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

•	We expect that our OG&A results will be affected by increased costs, such as health care benefit costs, pension costs and credit card fees, as well as any future labor disputes, offset by improved productivity from process changes, cost savings negotiated in recently completed labor agreements and sales leverage.

•	We expect rent expense, as a percent of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•	We expect that our effective tax rate for 2005 will be approximately 37.5%.

•	We will continue to evaluate under-performing stores. We anticipate operational closings will continue at an above-historical rate.

•	We believe that in 2005 there will be opportunities to reduce our operating costs in such areas as administration, labor, shrink, warehousing and transportation. These savings will be invested in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•

In addition to the $35 million and $100 million contributed to Company-sponsored pension plans in 2004 and 2003, respectively, we are required to make cash contributions totaling $142 million during fiscal 2005. We may make additional contributions during 2005 in order to maintain our desired funding levels. We expect the additional contributions made during 2005 will reduce our contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.

•	We expect our contributions in 2005 to increase approximately twenty percent over the $180 million contributed in 2004. We expect our contributions to these plans to increase by about five percent each year for each year thereafter.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•	In 2005, we have major UFCW contracts expiring in: Atlanta, Columbus. Dallas, Portland (non-food), Roanoke. Teamsters contracts in southern California and one that covers several facilities in the Midwest also expire. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. A prolonged work stoppage at a substantial number of stores could have a material effect on our results.

•	Our ability to achieve sales and earnings goals, for the entire Company and southern California in particular, may be affected by: labor disputes; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors; our response to these actions; the state of the economy, including the inflationary and deflationary trends in certain commodities; stock repurchases; and the success of our future growth plans.

•	In addition to the factors identified above, our identical store sales growth could be affected by increases in Kroger private label sales, the effect of our “sister stores” (new stores opened in close proximity to an existing store) and reductions in retail pricing.

•	We have estimated our exposure to the claims and litigation arising in the normal course of business and believe we have made adequate provisions for them where it is reasonably possible to estimate and where we believe an adverse outcome is probable. Unexpected outcomes in these matters, however, could result in an adverse effect on our earnings.

•	The proportion of cash flow used to reduce outstanding debt, repurchase common stock or pay a cash dividend may be affected by the amount of outstanding debt available for pre-payments, changes in borrowing rates and the market price of Kroger common stock.

•	Consolidation in the food industry is likely to continue and the effects on our business, either favorable or unfavorable, cannot be foreseen.

•	Rent expense, which includes subtenant rental income, could be adversely affected by the state of the economy, increased store closure activity and future consolidation.

•	Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or the remaining terms of leases. Use of the straight-line method of depreciation creates a risk that future asset write-offs or potential impairment charges related to store closings would be larger than if an accelerated method of depreciation was followed.

•	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities and the deductibility of certain expenses.

•	We believe the multi-employer pension funds to which we contribute are substantially underfunded, and we believe the effect of that underfunding will be the increased contributions we have projected over the next several years. Should asset values in these funds deteriorate, or if employers withdraw from these funds without providing for their share of the liability, or should our estimates prove to be understated, our contributions could increase more rapidly than we have anticipated.

•	The grocery retail industry continues to experience fierce competition from other traditional food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained profitable growth are considerable, unanticipated actions of competitors could adversely affect our sales.

•	Changes in laws or regulations, including changes in accounting standards, taxation requirements and environmental laws may have a material effect on our financial statements.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth and employment and job growth in the markets in which we operate, may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Changes in our product mix may negatively affect certain financial indicators. For example, we continue to add supermarket fuel centers to our store base. Since gasoline generates low profit margins, including generating decreased margins as the market price increases, we expect to see our FIFO gross profit margins decline as gasoline sales increase. Although this negatively affects our FIFO gross margin, gasoline sales provide a positive effect on operating, general and administrative expenses as a percent of sales.

•	Our ability to integrate any companies we acquire or have acquired, and achieve operating improvements at those companies, will affect our operations.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted or if our logistics and technology projects are not completed in the time frame expected or on budget.

•	Interest expense could be adversely affected by the interest rate environment, changes in the Company’s credit ratings, fluctuations in the amount of outstanding debt, decisions to incur prepayment penalties on the early redemption of debt and any factor that adversely impacts our operations that results in an increase in debt.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, or may decrease the customer demand for certain products. Additionally, increases in the cost of inputs, such as utility costs or raw material costs, could negatively impact financial ratios and earnings.

•	Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass on these increases to our customers, our FIFO gross margin and net earnings will suffer.

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly for 2005.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. Accordingly, actual events and results may vary significantly from those included in, contemplated or implied by forward-looking statements made by us or our representatives.

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

As of January 29, 2005, we maintained ten interest rate swap agreements, with notional amounts totaling approximately $1,375 million, to manage our exposure to changes in the fair value of our fixed rate debt resulting from interest rate movements by effectively converting a portion of our debt from fixed to variable rates. These agreements mature at varying times between July 2006 and January 2015. Variable rates for our agreements are based on U.S. dollar London Interbank Offered Rate (“LIBOR”). The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is recognized over the life of the agreements as an adjustment to interest expense. These agreements are accounted for as fair value hedges. All interest rate swap agreements are being accounted for as fair value hedges. As of January 29, 2005, liabilities totaling $11 million were recorded to reflect the fair value of these agreements, offset by decreases in the fair value of the underlying debt.

During 2003, we terminated six interest rate swap agreements that were accounted for as fair value hedges. Approximately $114 million of proceeds received as a result of these terminations were recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt. As of January 29, 2005, the unamortized balances totaled approximately $81.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines. The guidelines may change as our business needs dictate.

The tables below provide information about our interest rate derivatives and underlying debt portfolio as of January 29, 2005. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, and the average outstanding notional amounts of interest rate derivatives as of January 29, 2005. Interest rates reflect the weighted average for the outstanding instruments. The variable component of each interest rate derivative and the variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of January 29, 2005. The Fair-Value column includes the fair-value of our debt instruments and interest rate derivatives as of January 29, 2005. Refer to Notes 8, 9 and 10 to the Consolidated Financial Statements:

	Expected Year of Maturity
	2005	2006	2007	2008	2009	Thereafter	Total	Fair-Value
	(In millions)
Debt
Fixed rate	$(46)	$(545)	$(524)	$(992)	$(384)	$(4,181)	$(6,672)	$(7,471)
Average interest rate	7.10%	7.07%	7.00%	6.93%	6.87%	6.85%
Variable rate	$—	$(9)	$(1)	$(6)	$(710)	$(107)	$(833)	$(833)
Average interest rate	2.91%	3.59%	3.88%	4.09%	4.16%	3.72%

	Average Notional Amounts Outstanding
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(In millions)
Interest Rate Derivatives
Variable to fixed	$—	$—	$—	$—	$—	$—	$—	$—
Average pay rate
Average receive rate
Fixed to variable	$1,375	$1,251	$1,050	$363	$300	$300	$1,375	$(11)
Average pay rate	6.29%	6.99%	7.06%	5.24%	4.82%	5.75%
Average receive rate	6.98%	6.90%	6.74%	5.38%	4.95%	4.95%

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

Some of the product we purchase is shipped in corrugated cardboard packaging. We sell corrugated cardboard when it is economical to do so. In the fourth quarter of 2004, we entered into six derivative instruments to protect us from declining corrugated cardboard prices. The derivatives, accounted for as cash flow hedges, contain a three-year term. None of the contracts, either individually or in the aggregate, hedge more than 50% of our expected corrugated cardboard sales. As of January 29, 2005, a liability totaling $1.7 million had been recorded for the instruments. Corresponding charges were recorded as Other Comprehensive Loss, net of income tax effects.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of The Kroger Co.:

We have completed an integrated audit of The Kroger Co.’s January 29, 2005 consolidated financial statements and of its internal control over financial reporting as of January 29, 2005 and audits of its January 31, 2004 and February 1, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareowners’ equity present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Internal control over financial reporting

Also, we have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing in Item 9A, that The Kroger Co. did not maintain effective internal controls over financial reporting as of January 29, 2005, because the Company did not maintain effective control over the determination of deferred income tax balances related to a business combination, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of January 29, 2005, the Company did not maintain effective controls over the determination of deferred income tax balances related to a business combination. Specifically, controls over the processes and procedures in calculating deferred income tax liabilities related to a business combination were not effective to ensure that the deferred income tax liabilities and allocated goodwill were fairly stated in accordance with generally accepted accounting principles. This deficiency resulted in a year-end audit adjustment affecting deferred income tax liabilities, goodwill and the goodwill impairment charge. Therefore, the Company concluded that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the January 29, 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that The Kroger Co. did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Kroger Co. has not maintained effective internal control over financial reporting as of January 29, 2005, based on Internal Control – Integrated Framework issued by the COSO.

Cincinnati, Ohio

April 15, 2005

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(In millions)	January 29, 2005	January 31, 2004
ASSETS
Current assets
Cash and temporary cash investments	$144	$159
Deposits In-Transit	506	579
Receivables	661	674
Receivables - Taxes	167	66
FIFO Inventory	4,729	4,493
LIFO Credit	(373)	(324)
Prefunded employee benefits	300	300
Prepaid and other current assets	272	251

Total current assets	6,406	6,198
Property, plant and equipment, net	11,497	11,178
Goodwill, net	2,191	3,134
Fair value interest rate hedges	—	6
Other assets	397	247

Total Assets	$20,491	$20,763

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$71	$248
Accounts payable	3,778	3,637
Accrued salaries and wages	659	547
Deferred income taxes	267	138
Other current liabilities	1,541	1,595

Total current liabilities	6,316	6,165
Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	7,830	8,012
Adjustment to reflect fair value interest rate hedges	70	104

Long-term debt including obligations under capital leases and financing obligations	7,900	8,116
Deferred income taxes	939	974
Other long-term liabilities	1,796	1,523

Total Liabilities	16,951	16,778

Commitments and Contingencies
SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 918 shares issued in 2004 and 913 shares issued in 2003	918	913
Additional paid-in capital	2,432	2,382
Accumulated other comprehensive loss	(202)	(124)
Accumulated earnings	3,541	3,641
Common stock in treasury, at cost, 190 shares in 2004 and 170 shares in 2003	(3,149)	(2,827)

Total Shareowners’ Equity	3,540	3,985

Total Liabilities and Shareowners’ Equity	$20,491	$20,763

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 29, 2005, January 31, 2004, and February 1, 2003

(In millions, except per share amounts)	2004 (52 weeks)	2003 (52 weeks)	2002 (52 weeks)
Sales	$56,434	$53,791	$51,760
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	42,140	39,637	37,810
Operating, general and administrative	10,611	10,354	9,618
Rent	680	657	660
Depreciation and amortization	1,256	1,209	1,087
Goodwill impairment charge	900	444	—
Asset impairment charges	—	120	—
Restructuring charges	—	—	15
Merger-related costs	—	—	1

Operating Profit	847	1,370	2,569
Interest expense	557	604	619

Earnings before income tax expense and cumulative effect of accounting change	290	766	1,950
Income tax expense	390	454	732

Earnings (loss) before cumulative effect of accounting change	(100)	312	1,218
Cumulative effect of an accounting change, net of income tax benefit of $10 in 2002	—	—	(16)

Net earnings (loss)	$(100)	$312	$1,202

Earnings (loss) per basic common share:
Earnings (loss) before cumulative effect of accounting change	$(0.14)	$0.42	$1.56
Cumulative effect of an accounting change, net of income tax benefit	—	—	(0.02)

Net earnings (loss)	$(0.14)	$0.42	$1.54

Average number of common shares used in basic calculation	736	747	779
Earnings (loss) per diluted common share:
Earnings (loss) before cumulative effect of accounting change	$(0.14)	$0.41	$1.54
Cumulative effect of an accounting change, net of income tax benefit	—	—	(0.02)

Net earnings (loss)	$(0.14)	$0.41	$1.52

Average number of common shares used in diluted calculation	736	754	791

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 29, 2005, January 31, 2004 and February 1, 2003

(In millions)	2004 (52 weeks)	2003 (52 weeks)	2002 (52 weeks)
Cash Flows From Operating Activities:
Net earnings (loss)	$(100)	$312	$1,202
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of an accounting change, net of income tax benefit of $10 in 2002	—	—	16
Depreciation and amortization	1,256	1,209	1,087
LIFO charge (credit)	49	34	(50)
Merger-related costs	—	—	1
Goodwill impairment charge	857	444	—
Asset impairment charges	—	120	—
Item-cost conversion	—	—	91
EITF 02-16 adoption	—	—	28
Deferred income taxes	230	329	468
Other	59	22	38
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	73	(363)	77
Inventories	(236)	(20)	(62)
Receivables	13	3	2
Prepaid expenses	(31)	5	(34)
Accounts payable	167	44	282
Accrued expenses	104	224	(4)
Income taxes receivable (payable)	(86)	(62)	(11)
Contribution to company sponsored pension plans	(35)	(100)	—
Other	10	14	52

Net cash provided by operating activities	2,330	2,215	3,183

Cash Flows From Investing Activities:
Capital expenditures, excluding acquisitions	(1,615)	(2,000)	(1,891)
Capital expenditures, lease-financing transactions	(6)	—	—
Capital expenditures, sale-leaseback transactions	(13)	—	—
Proceeds from sale of assets	86	68	90
Payments for acquisitions, net of cash acquired	(25)	(87)	(126)
Other	(35)	(7)	20

Net cash used by investing activities	(1,608)	(2,026)	(1,907)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	616	347	1,353
Proceeds from lease-financing transactions	6	—	—
Reductions in long-term debt	(1,010)	(487)	(1,757)
Debt prepayment costs	(25)	(17)	(14)
Financing charges incurred	(5)	(3)	(16)
Proceeds from issuance of capital stock	25	39	41
Treasury stock purchases	(319)	(301)	(785)
Cash received from interest rate swap terminations	—	114	—
Increase (decrease) in book overdrafts	(25)	107	(88)

Net cash used by financing activities	(737)	(201)	(1,266)
Net increase (decrease) in cash and temporary cash investments	(15)	(12)	10
Cash and temporary cash investments:
Beginning of year	159	171	161

End of year	$144	$159	$171

Disclosure of cash flow information:
Cash paid during the year for interest	$590	$589	$585
Cash paid during the year for income taxes	$206	$139	$268
Non-cash changes related to purchase acquisitions:
Fair value of inventory acquired	$—	$8	$4
Fair value of other assets acquired	$20	$71	$120
Goodwill recorded	$6	$9	$9
Liabilities assumed	$(1)	$(1)	$(7)

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY

Years Ended January 29, 2005, January 31, 2004 and February 1, 2003

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Earnings	Total
(In millions)	Shares	Amount		Shares	Amount
Balances at February 2, 2002	901	$901	$2,217	106	$(1,730)	$(33)	$2,127	$3,482
Issuance of common stock:
Stock options and warrants exercised	6	6	35	—	—	—	—	41
Restricted stock issued	1	1	15	—	—	—	—	16
Treasury stock purchases, at cost
Treasury stock purchases, at cost				43	(785)			(785)
Stock options and restricted stock exchanged				1	(6)			(6)
Tax benefits from exercise of stock options and warrants	—	—	50	—	—	—	—	50
Other comprehensive loss, net of income tax of $102	—	—	—	—	—	(173)	—	(173)
Net earnings	—	—	—	—	—	—	1,202	1,202

Balances at February 1, 2003	908	908	2,317	150	(2,521)	(206)	3,329	3,827
Issuance of common stock:
Stock options and warrants exercised	4	4	35	—	—	—	—	39
Restricted stock issued	1	1	9	—	—	—	—	10
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	19	(301)	—	—	(301)
Stock options and restricted stock exchanged	—	—	—	1	(5)			(5)
Tax benefits from exercise of stock options and warrants	—	—	21	—	—	—	—	21
Other comprehensive gain, net of income tax of $(49)	—	—	—	—	—	82	—	82
Net earnings	—	—	—	—	—	—	312	312

Balances at January 31, 2004	913	913	2,382	170	(2,827)	(124)	3,641	3,985
Issuance of common stock:
Stock options and warrants exercised	4	4	25	—	—	—	—	29
Restricted stock issued	1	1	9	—	—	—	—	10
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	18	(294)	—	—	(294)
Stock options and restricted stock exchanged	—	—	—	2	(28)	—	—	(28)
Tax benefits from exercise of stock options and warrants	—	—	16	—	—	—	—	16
Other comprehensive loss net of income tax of $47	—	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	—	(100)	(100)

Balances at January 29, 2005	918	$918	$2,432	190	$(3,149)	$(202)	$3,541	$3,540

Comprehensive income:

	2004	2003	2002
Net earnings (loss)	$(100)	$312	$1,202
Reclassification adjustment for losses included in net earnings (loss), net of income tax of $(14) in 2003 and $(11) in 2002	—	23	18
Unrealized gain (loss) on hedging activities, net of income tax of $1 in 2004, $(2) in 2003 and $6 in 2002	(1)	3	(11)
Additional minimum pension liability adjustment, net of income tax of $46 in 2004, $(33) in 2003 and $107 in 2002	(77)	56	(180)

Comprehensive income (loss)	$(178)	$394	$1,029

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts are in millions except per share amounts.

Certain prior-year amounts have been reclassified to conform to current year presentation.

1.	ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in preparing these financial statements.

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902. As of January 29, 2005, the Company was one of the largest retailers in the United States based on annual sales. The Company also manufactures and processes food for sale by its supermarkets. The Company employs approximately 289,000 full and part-time employees. The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31. The last three fiscal years consist of the 52-week period ended January 29, 2005, the 52-week period ended January 31, 2004, and the 52-week period ended February 1, 2003.

Pervasiveness of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of consolidated revenues and expenses during the reporting period also is required. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market. In total, approximately 97% of inventories for 2004 and approximately 97% of inventories for 2003 were valued using the LIFO method. Cost for the balance of the inventories was determined using the first-in, first-out (“FIFO”) method. Replacement cost was higher than the carrying amount by $373 at January 29, 2005 and $324 at January 31, 2004. The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

The item-cost method of accounting to determine inventory cost before the LIFO adjustment is followed for substantially all non-perishable store inventories at the Company’s supermarket divisions. This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory when compared to the retail method of accounting.

The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date.

Property, Plant and Equipment

Generally, property, plant and equipment are recorded at cost. Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets. Leasehold improvements are depreciated over the shorter of the remaining life of the applicable lease or the useful life of the asset. Buildings and land improvements are depreciated based on lives varying from 10 to 40 years. Some store equipment acquired as a result of the Fred Meyer merger was assigned a 15-year life. The life of this equipment was not changed. All new purchases of store equipment are assigned lives varying from three to nine years. Manufacturing plant and distribution center equipment is depreciated over lives varying from three to 15 years. Leasehold improvements are amortized over the lives of the leases to which they relate, which vary from four to 25 years. Depreciation expense was $1,256 in 2004, $1,209 in 2003 and $1,087 in 2002.

Interest costs on significant projects constructed for the Company’s own use are capitalized as part of the costs of the newly constructed facilities. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in net earnings.

Deferred Rent

The Company recognizes rent holidays, including the time period during which the Company has access to the property for construction of buildings or improvements, as well as construction allowances and escalating rent provisions on a straight-line basis over the term of the lease. The deferred amount is included in Other Current Liabilities and Other Long-Term Liabilities on the Company’s Consolidated Balance Sheets.

Goodwill

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on February 3, 2002. Accordingly, goodwill was reviewed for impairment during the first and fourth quarters of 2002, and also during the fourth quarters of 2003 and 2004. Results of these impairment reviews are summarized in Note 5.

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events. The reviews are performed at the operating division level. Potential impairment is indicated when the carrying value of a division, including goodwill, exceeds its fair value. Generally, fair value represents a multiple of earnings, or discounted projected future cash flows. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. If potential for impairment exists, the fair value of a division is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill. Impairment loss is recognized for any excess of the carrying value of the division’s goodwill over the implied fair value.

Intangible Assets

In addition to goodwill, the Company has recorded intangible assets totaling $20 and $29 for liquor licenses and pharmacy prescription file purchases, respectively at January 29, 2005. Balances at January 31, 2004 were $20 for liquor licenses and $21 for pharmacy prescription files. Owned liquor licenses are not amortized, while liquor licenses that must be renewed are amortized over their useful life. Pharmacy prescription file purchases are amortized over seven years. These assets are tested annually for impairment.

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

Refer to Note 3 for a description of the asset impairment charge recorded during 2003.

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

The following table summarizes accrual activity for future lease obligations of stores closed that were closed in the normal course of business, not part of a coordinated closing.

Future Lease Obligations
Balance at February 3, 2002	$66
Additions	(14)
Payments	(16)
Adjustments	—

Balance at February 2, 2003	36
Additions	10
Payments	(9)
Adjustments	(2)

Balance at February 1, 2004	35
Additions	28
Payments	(10)
Adjustments	12

Balance at February 31, 2005	$65

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

Benefit Plans

The determination of the obligation and expense for company-sponsored pension plans and other post-retirement benefits is dependent on the selection of assumptions used by actuaries and the Company in calculating those amounts. Those assumptions are described in Note 18 and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs. In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company also participates in various multi-employer plans for substantially all union employees. Pension expense for these plans is recognized as contributions are funded. Refer to Note 18 for additional information regarding the Company’s benefit plans.

Stock Option Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of the grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company also makes restricted stock awards. Compensation expense included in net earnings for restricted stock awards totaled approximately $8, $8 and $6 after-tax, in 2004, 2003 and 2002, respectively. The Company’s stock option plans are more fully described in Note 13.

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share if compensation cost for all options had been determined based on the fair market value recognition provision of SFAS No. 123:

	2004	2003	2002
Net earnings (loss), as reported	$(100)	$312	$1,202
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	8	8	6
Subtract: Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefits (1)	(48)	(48)	(47)

Pro forma net earnings (loss)	$(140)	$272	$1,161

Earnings (loss) per basic common share, as reported	$(0.14)	$0.42	$1.54
Pro forma earnings (loss) per basic common share	$(0.19)	$0.36	$1.49
Earnings (loss) per diluted common share, as reported	$(0.14)	$0.41	$1.52
Pro forma earnings (loss) per diluted common share	$(0.19)	$0.36	$1.47

(1)	Refer to Note 13 for a summary of the assumptions used for options issued in each year at an option price equal to the fair market value of the stock at the date of the grant.

Deferred Income Taxes

Deferred income taxes are recorded to reflect the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting basis. Refer to Note 6 for the types of differences that give rise to significant portions of deferred income tax assets and liabilities. Deferred income taxes are classified as a net current or noncurrent asset or liability based on the classification of the related asset or liability for financial reporting purposes. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date.

Tax Contingencies

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing position, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. As of January 29, 2005, tax years 1999 to 2002 were undergoing examination by the Internal Revenue Service.

The establishment of the Company’s tax contingency allowances relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. Although management believes those estimates and judgments are reasonable, actual results could differ, resulting in gains or losses that may be material to the Consolidated Statements of Operations.

To the extent the Company prevails in matters for which allowances have been established, or are required to pay amounts in excess of these allowances, the Company’s effective tax rate in any given financial statement period could be materially affected. An unfavorable tax settlement could require use of cash and result in an increase in the Company’s effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in the Company’s effective tax rate in the year of resolution.

Self-Insurance Costs

The Company primarily is self-insured for costs related to workers’ compensation and general liability claims. Liabilities are actuarially determined and are recognized based on claims filed and an estimate of claims incurred but not reported. The liabilities for workers’ compensation claims are accounted for on a present value basis. The Company has purchased stop-loss coverage to limit its exposure to any significant exposure on a per claim basis. The Company is insured for covered costs in excess of these per claim limits.

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

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale of the Company’s products. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. The Company does not recognize a sale when it sells gift cards and gift certificates. Rather, a sale is recognized when the gift card or gift certificate is redeemed to purchase the Company’s products.

Merchandise Costs

In addition to the product costs, net of discounts and allowances; advertising costs (see separate discussion below); inbound freight charges; warehousing costs, including receiving and inspection costs; transportation costs; and manufacturing production and operational costs are included in the “Merchandise costs” line item of the Consolidated Statements of Earnings. Warehousing, transportation and manufacturing management salaries are also included in the “Merchandise costs” line item; however, purchasing management salaries and administration costs are included in the “Operating, general, and administrative” line item along with most of the Company’s other managerial and administrative costs. Rent expense and depreciation expense are shown separately in the Consolidated Statements of Operations.

Warehousing and transportation costs include distribution center direct wages, repairs and maintenance, utilities, inbound freight and, where applicable, third party warehouse management fees, as well as transportation direct wages and repairs and maintenance. These costs are recognized in the periods the related expenses are incurred.

The Company believes the classification of costs included in merchandise costs could vary widely throughout the industry. The Company’s approach is to include in the “Merchandise costs” line item the direct, net costs of acquiring products and making them available to customers in its stores. The Company believes this approach most accurately presents the actual costs of products sold.

The Company recognizes all vendor allowances as a reduction in merchandise costs when the related product is sold. When possible, vendor allowances are applied to the related product by item and therefore reduce the carrying value of inventory by item. When the items are sold, the vendor allowance is recognized. When it is not possible, due to systems constraints, to allocate vendor allowances to the product by item, vendor allowances are recognized as a reduction in merchandise costs based on inventory turns and therefore recognized as the product is sold. In fiscal 2004, the Company recognized approximately $3,100 of vendor allowances as a reduction in merchandise costs. More than 80% of all vendor allowances were recognized in the item cost with the remainder being based on inventory turns.

Prior to the adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting By A Customer (Including A Reseller) For Certain Consideration Received From A Vendor,” promotional and contract allowances were recognized when the promotion ran and slotting allowances were recognized when the product was first stocked. For all contracts entered into or modified after January 1, 2003, the Company has recognized prospectively, and will continue to recognize, vendor allowances when the related merchandise is sold. Net earnings in 2002 were not affected by the adoption of Issue No. 02-16. Adoption of the Issue resulted in a $28 pre-tax charge that was included in merchandise costs in 2002. This expense was offset by a corresponding $28 pre-tax LIFO credit that also was included in merchandise costs in 2002.

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations. The Company’s pre-tax advertising costs totaled $528 in 2004, $527 in 2003 and $510 in 2002. The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments. Book overdrafts, which are included in accounts payable, represent disbursements that are funded as the item is presented for payment. Book overdrafts totaled $562, $587 and $480 as of January 29, 2005, January 31, 2004, and February 1, 2003, respectively, and are reflected as a financing activity in the Consolidated Statements of Cash Flows.

Segments

The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores throughout the United States. The Company’s retail operations, which represent approximately 99% of consolidated sales, are its only reportable segment. All of the Company’s operations are domestic.

2.	MERGER-RELATED COSTS

There were no merger-related costs incurred in 2004 or 2003. Pre-tax, merger-related costs totaled $1 in 2002. All of the costs in 2002 resulted from the issuance of restricted stock and the related market value adjustments. Restrictions on these stock awards lapsed in 2002 based on the achievement of synergy goals established in connection with the Fred Meyer merger. All synergy-based awards were earned provided that recipients were still employed on the stated restriction lapsing date.

The following table shows the changes in accruals related to business combinations:

	Facility Closure Costs	Incentive Awards and Contributions
Balance at February 2, 2002	$94	$30
Additions	—	1
Payments	(20)	(11)

Balance at February 1, 2003	74	20
Adjustment of charitable contribution allowance	—	(5)
Payments	(10)	—

Balance at January 31, 2004	64	15
Payments	(7)	(1)

Balance at January 29, 2005	$57	$14

The $57 liability for facility closure costs primarily represents the present value of lease obligations remaining through 2019 for locations closed in California prior to the Fred Meyer merger. The $14 liability relates to a charitable contribution required as a result of the Fred Meyer merger. The Company is required to make this contribution by May 2006.

3.	ASSET IMPAIRMENT CHARGES AND RELATED ITEMS

During 2003, the Company authorized closure of several stores throughout the country based on results for 2002 and 2003, as well as updated projections for 2004 and beyond. This event triggered an impairment review of stores slated for closure as well as several other under-performing locations in the fourth quarter 2003. The review resulted in a pre-tax charge totaling $120. These charges are more fully described below. No corporate-level asset impairment charges were recorded in 2004 or 2002.

Assets to be Disposed of

The impairment charges for assets to be disposed of related primarily to the carrying values of land, buildings, equipment and leasehold improvements for stores that have closed or have been approved for closure. The impairment charges were determined by estimating the fair values of the locations, less costs of disposal. Fair values were based on third party offers to purchase the assets, or market value for comparable properties, if available. As a result, pre-tax impairment charges related to assets to be disposed of were recognized, reducing the carrying value of fixed assets by $54 in 2003.

Assets to be Held and Used

The impairment charges for assets to be held and used related primarily to the carrying values of land, buildings, equipment and leasehold improvements for stores that will continue to be operated by the Company. Updated projections, based on revised operating plans, were used, on a gross basis, to determine whether the assets were impaired. Then, discounted cash flows were used to estimate the fair value of the assets for purposes of measuring the impairment charge. As a result, impairment charges related to assets to be held and used were recognized, reducing the carrying value of fixed assets by $66 in 2003.

Related Items: Lease Liabilities – Coordinated Store Closing Plans

In 2000 and 2001, the Company recorded expense related to the present value of lease liabilities for stores identified for closure. Due to operational changes, performance improved at five stores subsequent to the recording of the future lease liabilities. As a result of this improved performance, in the first quarter of 2003 the Company modified its original plans and determined that these five locations will remain open. Additionally, closing and exit costs at other locations previously recorded were less costly than anticipated. In total, in the first quarter of 2003, the Company recorded pre-tax income of $10 to adjust these liabilities to reflect the outstanding lease commitments through 2020 at the locations remaining under the plans. The following table summarizes the changes in the balances of the liabilities:

Balances at February 2, 2002 (1)	$64
Payments	(4)

Balances at February 1, 2003	60
Lease liabilities reversed	(10)
Payments, including $12 related to the synthetic lease buyout	(18)

Balances at January 31, 2004	32
Payments	19

Balances at January 29, 2005	$13

(1)	The beginning balance represents the balance of impairment charges recorded in prior years.

The $13 liability for store closing liabilities relates to the present value of lease obligations remaining through 2020. Sales at store remaining under the plan totaled $18, $17 and $17 in 2004, 2003 and 2002, respectively.

4.	RESTRUCTURING CHARGES

On December 11, 2001, the Company outlined the Strategic Growth Plan (the “Plan”) to support additional investment in its core business to increase sales and market share. The Plan had three key elements: reduction of operating, general and administrative expenses, increased coordination of merchandising and procurement activities, and targeted retail price reductions. During 2001, the Company recorded a pre-tax restructuring charge of $37 primarily for severance agreements associated with the Plan. Restructuring charges related to the Plan totaled $15, pre-tax, in 2002. The majority of the 2002 expenses related to severance agreements, distribution center consolidation and conversion costs. No restructuring charges related to the plan were incurred in 2004 and 2003.

The following table summarizes the changes in the balances of the liabilities associated with the Plan:

Severance & Other Costs
Balance at February 2, 2002	$37
Additions	15
Payments	(44)

Balance at February 1, 2003	$8
Additions	—
Payments	(3)

Balance at January 31, 2004	$5
Additions	—
Payments	(1)

Balance at January 29, 2005	$4

All severance agreements associated with these liabilities have been paid. The remaining $4 of liabilities represent long-term obligations, including lease commitments through 2009 related to the consolidation of the Company’s Nashville division office.

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

The annual evaluation of goodwill performed during the fourth quarter of 2003 resulted in a $444 non-cash impairment charge related to the goodwill at the Company’s Smith’s division. In 2003, the Company’s Smith’s division experienced a substantial decline in operating performance when compared to prior year performance and budgeted 2003 result. Additionally, the Company forecasted a further decline in the future operating performance of the division reflecting the necessary investments in capital and targeted retail price reductions in order to maintain and grow market share and provide acceptable long-term return on capital. The impairment charge, which was non-deductible for income tax purposes, adjusted the carrying value of the division’s goodwill to its implied fair value.

The annual evaluation of goodwill performed during the fourth quarter of 2004 resulted in a $900 pre-tax, non-cash impairment charge related to goodwill at the Company’s Ralphs and Food 4 Less divisions. The divisions’ operating performance suffered due to the intense competitive environment during the 2003 southern California labor dispute and recovery period after the labor dispute. The decreased operating performance was the result of the investments in personnel, training, capital and price reductions necessary to help regain Ralphs’ business lost during the labor dispute and to maintain business gained by Food 4 Less that were not subject to the labor dispute. As a result of this decline and the decline in future expected operating performance, the divisions’ carrying value of goodwill exceeded its implied fair value resulting in the impairment charge. Most of the impairment charge was non-deductible for income tax purposes. After the impairment charge, the Company maintains $1,458 of goodwill for the Ralphs and Food 4 Less divisions.

The following table summarizes the changes in the Company’s net goodwill balance through January 29, 2005.

Balance at February 2, 2002	$3,594
Cumulative effect of an accounting change	(26)
Goodwill recorded	9
Reclassifications	(2)

Balance at February 1, 2003	$3,575
Goodwill impairment charge	(444)
Goodwill recorded	9
Purchase accounting adjustments	(6)

Balance at January 31, 2004	$3,134
Goodwill impairment charge	(900)
Goodwill recorded	6
Purchase accounting adjustments	(49)

Balance at January 29, 2005	$2,191

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2004	2003
Land	$1,580	$1,519
Buildings and land improvements	4,975	4,435
Equipment	7,797	7,745
Leasehold improvements	3,804	3,555
Construction-in-progress	541	636
Leased property under capital leases	506	535

	19,203	18,425
Accumulated depreciation and amortization	(7,706)	(7,247)

Total	$11,497	$11,178

Accumulated depreciation for leased property under capital leases was $252 at January 29, 2005 and $246 at January 31, 2004.

Approximately $982 and $1,180, original cost, of Property, Plant and Equipment collateralized certain mortgages at January 29, 2005 and January 31, 2004, respectively.

7.	TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2004	2003	2002
Federal
Current	$96	$177	$293
Deferred	258	238	360

	354	415	653
State and local	36	39	79

	390	454	732
Tax benefit from cumulative effect of an accounting change	—	—	(10)

	$390	$454	$722

A reconciliation of the statutory federal rate and the effective rate follows:

	2004	2003	2002
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.6%	3.3%	2.6%
Non-deductible goodwill	99.8%	20.3%	0.0%
Other changes, net	(2.9)%	0.7%	(0.1)%

	134.5%	59.3%	37.5%

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2004	2003
Current deferred tax assets:
Net operating loss carryforwards	$19	$19

Total current deferred tax assets	19	19
Current deferred tax liabilities:
Compensation related costs	(19)	(4)
Insurance related costs	(136)	(13)
Inventory related costs	(100)	(127)
Other	(31)	(13)

Total current deferred tax liabilities	(286)	(157)

Current deferred taxes	$(267)	$(138)

Long-term deferred tax assets:
Compensation related costs	$383	$264
Insurance related costs	15	15
Lease accounting	45	46
Closed store reserves	115	91
Net operating loss carryforwards	79	98
Other	129	96

	766	610
Valuation allowance	—	(150)

Long-term deferred tax assets, net	766	460
Long-term deferred tax liabilities:
Depreciation	(1,502)	(1,243)
Deferred income	(203)	(191)

Total long-term deferred tax liabilities	(1,705)	(1,434)

Long-term deferred taxes	$(939)	$(974)

At January 29, 2005, the Company had net operating loss carryforwards for federal income tax purposes of $256 that expire from 2010 through 2018. In addition, the Company had net operating loss carryforwards for state income tax purposes of $467 that expire from 2009 through 2023. The utilization of certain of the Company’s net operating loss carryforwards may be limited in a given year.

The Company’s valuation allowance pertained to a Ralphs Grocery Co., pre-acquisition federal tax controversy. It was determined that it is more likely than not that the associated tax benefits will be utilized by the Company. As a result, the valuation allowance was removed and goodwill was reduced. Separately, an allowance was established with regard to the pre-acquisition controversy with an offsetting increase to goodwill.

At January 29, 2005, the Company had state Alternative Minimum Tax Credit carryforwards of $4. In addition, the Company had other state credits of $18, which expire from 2005 through 2014. The utilization of certain of the Company’s credits may be limited in a given year.

The amounts of cash paid for income taxes in 2004, 2003 and 2002 were reduced by approximately $106, $130 and $106, respectively, as a result of federal bonus depreciation. This provision expired in December 2004 and the Company expects the related cash benefit will begin to reverse in 2005.

8.	DEBT OBLIGATIONS

Long-term debt consists of:

	2004	2003
Credit Facilities	$694	$391
4.95% to 8.92% Senior Notes and Debentures due through 2031	6,391	6,842
5.00% to 10.23% mortgages due in varying amounts through 2017	218	481
Other	202	159

Total debt	7,505	7,873

Less current portion	(46)	(225)

Total long-term debt	$7,459	$7,648

As of January 29, 2005, the Company had a $1,800 Five-Year Credit Agreement maturing in 2009, and a $700 Five-Year Credit Agreement maturing in 2007, unless earlier terminated by the Company. Borrowings under these credit agreements bear interest at the option of the Company at a rate equal to either (i) the highest, from time to time of (A) the base rate of Citibank, N.A., (B) ½% over a moving average of secondary market morning offering rates for three-month certificates of deposit adjusted for reserve requirements, and (C) ½% over the federal funds rate or (ii) an adjusted Eurodollar rate based upon the London Interbank Offered Rate (“Eurodollar Rate”) plus an Applicable Margin. In addition, the Company pays a Facility Fee in connection with these credit agreements. Both the Applicable Margin and the Facility Fee vary based upon the Company’s achievement of a financial ratio or credit rating. At January 29, 2005, the Applicable Margin was .375% and the Facility Fee was .125% for both facilities. The credit agreements contain covenants, which, among other things, require the maintenance of certain financial ratios, including fixed charge coverage and leverage ratios. The Company may prepay the credit agreements in whole or in parts, at any time, without a prepayment penalty. The weighted average interest rate on the amounts outstanding under the credit facilities was 2.49% and 1.13% at January 29, 2005 and January 31, 2004, respectively.

At January 29, 2005, the Company had borrowed $694 under the A2/P2/F2 rated commercial paper program. These borrowings are backed by the Company’s credit facilities and reduce the amount available under the credit facilities.

At January 29, 2005, the Company also maintained a $75 money market line. In addition to credit agreement borrowings, borrowings under the money market line and some outstanding letters of credit reduce funds available under the Company’s credit agreements. At January 29, 2005, these letters of credit totaled $312. The Company had no borrowings under the money market line at January 29, 2005. The Company’s credit agreement borrowings have been classified as long-term borrowings because the Company expects that these borrowings will be refinanced using the same type of securities. The Company has the ability to refinance these borrowings on a long-term basis, and has presented the amounts accordingly.

At January 29, 2005, the Company also had a $100 pharmacy receivable securitization facility that provided capacity incremental to the $2,500 described above. Funds received under this $100 facility do not reduce funds available under the Credit Facilities. Collection rights to some of the Company’s pharmacy accounts receivable balances are sold to initiate the drawing of funds under the facility. As of January 29, 2005, the Company had no borrowings under this $100 facility.

Most of the Company’s outstanding public debt is subject to early redemption at varying times and premiums, at the option of the Company. In addition, subject to certain conditions, some of the Company’s publicly issued debt will be subject to redemption, in whole or in part, at the option of the holder upon the occurrence of a redemption event, upon not less than five days’ notice prior to the date of redemption, at a redemption price equal to the default amount, plus a specified premium. “Redemption Event” is defined in the indentures as the occurrence of (i) any person or group, together with any affiliate thereof, beneficially owning 50% or more of the voting power of the Company or (ii) any one person or group, or affiliate thereof, succeeding in having a majority of its nominees elected to the Company’s Board of Directors, in each case, without the consent of a majority of the continuing directors of the Company.

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2004, for the years subsequent to 2004 are:

2005	$46
2006	$554
2007	$525
2008	$998
2009	$1,094
Thereafter	$4,288

Total debt	$7,505

9.	FINANCIAL INSTRUMENTS

Interest Rate Risk Management

The Company historically has used derivatives to manage its exposure to changes in interest rates. The interest differential to be paid or received is accrued as interest expense. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met. In accordance with this standard, the Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings. Changes in the fair value of derivative instruments designated as “fair value” hedges, along with corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current period earnings.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of the hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

The Company’s current program relative to interest rate protection contemplates both fixing the rates on variable rate debt and hedging the exposure to changes in the fair value of fixed-rate debt attributable to changes in interest rates. To do this, the Company uses the following guidelines: (i) used average daily bank balance to determine annual debt amounts subject to interest rate exposure, (ii) limit the annual amount subject to interest rate reset and the amount of floating rate debt to a combined total of $2.5 billion or less, (iii) include no leverage products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status.

Annually, the Company reviews with the Financial Policy Committee of the Board of Directors compliance with the guidelines. These guidelines may change as the Company’s needs dictate.

The table below summarizes the outstanding interest rate swaps designated as hedges as of January 29, 2005, and January 31, 2004. The variable component of each interest rate swap outstanding at January 29, 2005, was based on LIBOR as of January 29, 2005. The variable component of each interest rate swap outstanding at January 31, 2004, was based on LIBOR as of January 31, 2004.

	2004		2003
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$1,375	$—	$1,825	$300
Duration in years	4.29	—	2.63	0.04
Average variable rate	6.29%	—	5.67%	1.12%
Average fixed rate	6.98%	—	7.45%	3.22%

Commodity Price Protection

The Company enters into purchase commitments for various resources, including raw materials utilized in its manufacturing facilities and energy to be used in its stores, manufacturing facilities and administrative offices. The Company enters into commitments expecting to take delivery of and to utilize those resources in the conduct of normal business. Those commitments for which the Company expects to utilize or take delivery in a reasonable amount of time in the normal course of business qualify as normal purchases and normal sales. Any commitments for which the Company does not expect to take delivery, and, as a result will require net settlement, are marked to fair value on a quarterly basis.

Some of the product the Company purchases is shipped in corrugated cardboard packaging. The corrugated cardboard is sold when it is economical to do so. In the fourth quarter of 2004, the Company entered into six derivative instruments to protect it from declining corrugated cardboard prices. The derivatives, accounted for as cash flow hedges, contain a three-year term. None of the contracts, either individually or in the aggregate, hedge more than 50% of the Company’s expected corrugated cardboard sales. As of January 29, 2005, a liability totaling $2 had been recorded for the instruments. Corresponding charges were recorded as Other Comprehensive Loss, net of income tax effects.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments.

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion thereof and excluding borrowings under the credit facilities, was estimated based on the quoted market price for the same or similar issues. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flows using the forward interest rate yield curve in effect at the respective year-ends. The carrying values of long-term debt outstanding under the Company’s credit facilities approximated fair value.

Interest Rate Protection Agreements

The fair value of these agreements was based on the net present value of the future cash flows using the forward interest rate yield curve in effect at the respective year-ends.

The estimated fair values of the Company’s financial instruments are as follows:

	2004		2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and temporary cash investments	$144	$144	$159	$159
Store deposits in-transit	$506	$506	$579	$579
Long-term investments for which it is
Practicable	$89	$89	$70	$70
Not Practicable	$15	$—	$15	$—
Debt for which it is (1)
Practicable	$(7,505)	$(8,304)	$(7,873)	$(8,919)
Not Practicable	$—	$—	$—	$—
Interest Rate Protection Agreements
Receive fixed swaps (2)	$(11)	$(11)	$6	$6
Corrugated Cardboard Price Protection Agreements(3)	$(2)	$(2)	$—	$—

(1)	Excludes capital lease obligations

(2)	As of January 29, 2005, the Company maintained 10 interest rate swap agreements, with notional amounts totaling approximately $1,375, to manage its exposure to changes in the fair value of its fixed rate debt resulting from interest rate movements by effectively converting a portion of the Company’s debt from fixed to variable rates. These agreements mature at varying times between July 2006 and January 2015. Variable rates for these agreements are based on U.S. dollar London Interbank Offered Rate (“LIBOR”). The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is recognized over the life of the agreements as an adjustment to interest expense. All interest rate swap agreements are being accounted for as fair value hedges. As of January 29, 2005, liabilities totaling $11 were recorded to reflect the fair value of these agreements, offset by decreases in the fair value of the underlying debt.

(3)	See Note 9 for a description of the corrugated cardboard price protection agreements.

11.	LEASES AND LEASE-FINANCED TRANSACTIONS

The Company operates primarily in leased facilities. Lease terms generally range from 10 to 20 years with options to renew for varying terms. Terms of certain leases include escalation clauses, percentage rent based on sales or payment of executory costs such as property taxes, utilities or insurance and maintenance. Rent expense for leases with escalation clauses, capital improvement funding or other lease concessions is accounted for on a straight-line basis beginning with the earlier of the lease commencement date or the date the Company takes possession. Portions of certain properties are subleased to others for periods generally ranging from one to 20 years.

Rent expense (under operating leases) consists of:

	2004	2003	2002
Minimum rentals	$772	$744	$743
Contingent payments	9	9	10
Sublease income	(101)	(96)	(93)

	$680	$657	$660

Minimum annual rentals and payments under capital leases and lease-financed transactions for the five years subsequent to 2004 and in the aggregate are:

	Capital Leases	Operating Leases	Lease- Financed Transaction
2005	$62	$794	$5
2006	59	756	5
2007	55	682	5
2008	53	649	5
2009	51	603	5
Thereafter	372	4,391	60

	652	$7,875	$85

Less estimated executory costs included in capital leases	(4)

Net minimum lease payments under capital leases	648
Less amount representing interest	(296)

Present value of net minimum lease payments under capital leases	$352

Total future minimum rentals under noncancellable subleases at January 29, 2005, were $401.

12.	EARNINGS PER COMMON SHARE

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

	For the year ended January 29, 2005			For the year ended January 31, 2004			For the year ended February 1, 2003
	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Basic EPS	$(100)	736	$(0.14)	$312	747	$0.42	$1,218	779	$1.56
Dilutive effect of stock option awards and warrants		—			7			12

Diluted EPS	$(100)	736	$(0.14)	$312	754	$0.41	$1,218	791	$1.54

For the years ended January 29, 2005, January 31, 2004 and February 1, 2003, there were options outstanding for approximately 61.5, 33.7 and 25.0 shares of common stock, respectively, that were excluded from the computation of diluted EPS. These shares were excluded because their inclusion would have had an anti-dilutive effect on EPS.

13.	STOCK OPTION PLANS

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. All awards become immediately exercisable upon certain changes of control of the Company.

The Company grants options for common stock to employees under various plans, as well as to its non-employee directors, at an option price equal to the fair market value of the stock at the date of grant. In addition to cash payments, the plans generally provide for the exercise of options by exchanging issued shares of stock of the Company. At January 29, 2005, approximately 8.0 shares of common stock were available for future options under these plans. Options generally will expire 10 years from the date of grant. Options vest in one year to five years from the date of grant or, for certain options, the earlier of the Company’s stock reaching certain pre-determined market prices or nine years and six months from the date of grant.

In addition to the stock options described above, the Company also awards restricted stock to employees under various plans. The restrictions on these awards generally lapse in one year to five years from the date of the awards and expense is recognized over the lapsing cycle. The Company generally records expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the date of award. For approximately 1.0 shares of restricted stock that vested in 2002 based on the achievement of synergy goals established in connection with the Fred Meyer merger, the Company recorded expense in an amount equal to the fair market value of the underlying stock on the date the synergy goals were achieved. The Company issued approximately 0.2, 0.7 and 1.1 shares of restricted stock in 2004, 2003 and 2002, respectively. As of January 29, 2005, approximately 0.1 shares of common stock were available for future restricted stock awards. Compensation expense included in net earnings for restricted stock awards totaled approximately $8, $8 and $6, after-tax, in 2004, 2003 and 2002, respectively.

Changes in options outstanding under the stock option plans, excluding restricted stock awards, were:

	Shares subject to option	Weighted average exercise price
Outstanding, year-end 2001	59.7	$15.48
Granted	14.5	$18.53
Exercised	(6.8)	$6.27
Canceled or Expired	(1.2)	$22.31

Outstanding, year-end 2002	66.2	$16.97
Granted	0.3	$16.34
Exercised	(4.9)	$7.59
Canceled or Expired	(1.5)	$21.19

Outstanding, year-end 2003	60.1	$17.62
Granted	6.7	$17.28
Exercised	(4.2)	$7.29
Canceled or Expired	(1.1)	$20.99

Outstanding, year-end 2004	61.5	$18.20

A summary of options outstanding and exercisable at January 29, 2005 follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
		(In years)
$ 3.57 - $10.37	$9.7	1.00	$8.78	9.7	$8.78
$10.38 - $14.92	$12.6	5.66	$14.34	9.0	$14.11
$14.93 - $16.59	$6.2	5.15	$16.55	4.8	$16.56
$16.60 - $22.81	$13.5	6.26	$19.31	5.9	$21.05
$22.82 - $31.91	$19.5	5.74	$25.14	14.1	$25.45

$ 3.57 - $31.91	$61.5	5.03	$18.20	43.5	$17.81

If compensation cost for the Company’s stock option plans had been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and diluted earnings per common share would have been reduced to the pro forma amounts below:

	2004		2003		2002
	Actual	Pro Forma	Actual	Pro Forma	Actual	Pro Forma
Net earnings (loss)	$(100)	$(140)	$312	$272	$1,202	$1,161
Earnings (loss) per diluted common share	$(0.14)	$(0.19)	$0.41	$0.36	$1.52	$1.47

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on historical assumptions shown in the table below. These amounts reflected in this pro forma disclosure are not indicative of future amounts. The following table reflects the assumptions used for grants awarded in each year to option holders:

	2004	2003	2002
Weighted average expected volatility (based on historical volatility)	30.13%	30.23%	29.72%
Weighted average risk-free interest rate	3.99%	3.33%	4.40%
Expected term (based on historical results)	8.7 years	8.5 years	8.4 years

The weighted average fair value of options granted during 2004, 2003 and 2002 was $7.91, $7.09 and $8.49, respectively. The Company utilizes a risk-free interest rate based upon the yield of a treasury note maturing at a date that approximates the option’s vest date.

Grants in 2004 returned to normal levels after grants in 2003 were unusually low and, conversely, grants in 2002 were unusually high, due primarily to a general grant of approximately 3.8 stock options to management and support employees, and approximately 3.9 options to executives including senior officers and division presidents, that was approved by the Compensation Committee of the Board of Directors on December 12, 2002 (fiscal 2002). This grant replaced a planned grant in May 2003 and was accelerated to secure the continued alignment of employee interests with those of the shareholders as strategic plans are implemented. The Committee also made awards of restricted stock to senior officers and division presidents in recognition of their vital role in a challenging operating environment. The restrictions on these shares will lapse after three years, assuming the recipients’ continued employment with the Company during that period.

In addition to the stock options described above, at January 29, 2005, there were 4.2 warrants outstanding. The warrants, exercisable at $11.91, were originally issued pursuant to a Warrant Agreement dated May 23, 1996. Approximately 0.5 warrants expire in May 2005 and the remaining 3.7 warrants expire in May 2006.

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

Litigation — The United States Attorney’s Office for the Central District of California is investigating the hiring practices of Ralphs Grocery Company (“Ralphs”), a wholly-owned subsidiary of The Kroger Co., during the labor dispute from October 2003 through February 2004. Among matters under investigation is the extent to which some locked-out employees were allowed to work under false identities or false Social Security numbers, despite Company policy forbidding such conduct. A grand jury has convened to consider whether such acts violated federal criminal statutes. The Company is cooperating with the investigation. Although the Company expects some adverse action to be taken, management is not able to estimate the dollar amount of penalties or liability Ralphs may incur. In addition, these alleged practices are the subject of claims that Ralphs’ conduct of the lockout was unlawful, and that Ralphs is liable under the National Labor Relations Act (“NLRA”). The Los Angeles Regional Office of the National Labor Relations Board (“NLRB”) has notified the charging parties that all charges alleging that Ralphs’ lockout violated the NLRA have been dismissed. That decision is being appealed to the General Counsel of the NLRB.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that certain provisions of the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”) which contained a provision designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. Under the Agreement, the Company paid approximately $147 million to the other Retailers. The lawsuit raises claims that could question the validity of those payments as well as claims that the Retailers unlawfully restrained competition. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent to the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material effect, favorable or adverse, on the Company’s financial condition, results of operation or cash flows.

On November 24, 2004, the Company was notified by the office of the United States Attorney for the District of Colorado that the Drug Enforcement Agency (“DEA”) had referred a matter to it for investigation regarding alleged violations of the Controlled Substances Act by the Company’s King Soopers division. The government alleges that ineffective controls and procedures, as well as improper record keeping, permitted controlled substances to be diverted from pharmacies operated by King Soopers. As a result of these allegations, the Company has retained a consultant to assist it in reviewing its policies and procedures, record keeping and training in its pharmacies, and is taking corrective action, as warranted. The Company is cooperating with the Assistant U.S. Attorney and the DEA, and expects to resolve this matter in the near future. The Company does not expect that the ultimate resolution of this investigation will have a material effect on the Company’s financial condition, results of operations or cash flows.

On March 30, 2005, the United States District Court for the Northern District of Illinois rendered a decision in an action (Central States, Southeast and Southwest Areas Pension Fund et al. v. The Kroger Co.) alleging that the Company has failed to make contributions to a multi-employer pension fund in connection with certain employees the Company had viewed as exempt from the contribution requirement. The Court’s decision was adverse to the Company’s position, resulting in an order that would require payments of approximately $13 million. The Company has not yet decided whether to appeal. A related decision, also adverse to the Company, has been appealed to the United States Court of Appeals for the Seventh Circuit and is awaiting decision. The ultimate resolution is not expected to have a material effect on the results of operations as the Company believes it has recorded adequate allowances related to these contingencies.

Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust and civil rights laws, are pending against the Company. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material adverse effect on the Company’s financial position.

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made adequate provisions therefor. Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predications could arise that could have a material adverse impact on the Company’s financial condition or results of operation.

Guarantees – The Company periodically enters into real estate joint ventures in connection with the development of certain properties. The Company usually sells its interests in such partnerships upon completion of the projects. As of January 29, 2005, the Company was a partner with 50% ownership in four real estate joint ventures for which it has guaranteed approximately $12 of debt incurred by the ventures. Based on the covenants underlying this indebtedness as of January 29, 2005, it is unlikely that the Company will be responsible for repayment of these obligations.

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

On March 16, 2005, Standard & Poor’s Ratings Services placed its ratings for the Company, as well as Safeway Inc. and Albertson’s, Inc., on CreditWatch with negative implications. Standard & Poor’s indicated that it expects any downgrade, if warranted by their review, to be limited to one level, with ratings not expected to fall below investment grade.

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

Preferred Stock

The Company has authorized 5 shares of voting cumulative preferred stock; 2 were available for issuance at January 29, 2005. Fifty thousand shares have been designated as “Series A Preferred Shares” and are reserved for issuance under the Company’s warrant dividend plan. The stock has a par value of $100 and is issuable in series.

Common Stock

The Company has authorized 1,000 shares of common stock, $1 par value per share. On May 20, 1999, the shareholders authorized an amendment to the Amended Articles of Incorporation to increase the authorized shares of common stock from 1,000 to 2,000 when the Board of Directors determines it to be in the best interest of the Company.

Common Stock Repurchase Program

In December 1999, the Company began a program to repurchase common stock to reduce dilution resulting from its employee stock option plans. This program is solely funded by proceeds from stock option exercises, including the tax benefit. The Company reacquired approximately $28, $24 and $65 under the stock option program in fiscal 2004, 2003 and 2002, respectively. Effective December 10, 2002, the Board authorized an additional stock repurchase program totaling $500. The Company made open market purchases of $277 and $63 under this plan in fiscal 2003 and 2002, respectively. During fiscal 2004, the Company made open market purchases totaling $144 to complete the program. In September 2004, the Board authorized a new $500 stock repurchase program to replace the December 2002 program. As of January 29, 2005, the Company had made open market purchases totaling $147 under the September 2004 program. Purchases of stock under the Board approved repurchase programs are made when the expected return exceeds our cost of capital.

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

Information with respect to change in benefit obligation, change in plan assets, net amounts recognized at end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$1,844	$1,674	$363	$352
Service cost	107	100	10	8
Interest cost	115	107	21	21
Plan participants’ contributions	—	—	9	8
Amendments	—	13	(24)	(41)
Actuarial loss	161	35	19	44
Benefits paid	(95)	(85)	(32)	(29)

Benefit obligation at end of fiscal year	$2,132	$1,844	$366	$363

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$1,379	$1,089	$—	$—
Actual return on plan assets	135	271	—	—
Employer contribution	39	104	23	21
Plan participants’ contributions	—	—	9	8
Benefits paid	(95)	(85)	(32)	(29)

Fair value of plan assets at end of fiscal year	$1,458	$1,379	$—	$—

Pension plan assets include $112 and $134 of common stock of The Kroger Co. at January 29, 2005 and January 31, 2004, respectively. The plan owned 6.6 and 7.3 shares of The Kroger Co. common stock at January 29, 2005 and January 31, 2004, respectively.

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Net liability recognized at end of fiscal year:
Funded status at end of year	$(674)	$(465)	$(366)	$(363)
Unrecognized actuarial (gain) loss	498	361	45	34
Unrecognized prior service cost	22	28	(60)	(50)
Unrecognized net transition (asset) obligation	—	(1)	1	1

Net liability recognized at end of fiscal year	$(154)	$(77)	$(380)	$(378)

Prepaid benefit cost	$—	$2	$—	$—
Accrued benefit liability	(376)	(79)	(380)	(378)
Additional minimum liability	(123)	(227)	—	—
Intangible asset	24	29	—	—
Accumulated other comprehensive loss	321	198	—	—

Net liability recognized at end of fiscal year	$(154)	$(77)	$(380)	$(378)

	Pension Benefits		Other Benefits
Weighted average assumptions	2004	2003	2004	2003
Discount rate – Benefit obligation	5.75%	6.25%	5.75%	6.25%
Discount rate – Net periodic benefit cost	6.25%	6.75%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%

To determine the expected return on pension plan assets, the Company contemplates current and forecasted plan asset allocations as well as historical and forecasted returns on various asset categories. The average annual return on pension plan assets was 10.9% for the ten calendar years ended December 31, 2004, net of all fees and expenses. The Company reduced the pension return assumption to 8.5% for 2004 and 2003 from 9.5% in 2002. The Company believes the reduction in the pension return assumption was appropriate because future returns are not expected to achieve the same level of performance as the historical average annual return. For measurement purposes, a 9% initial annual rate of increase, and a 5% ultimate annual rate of increase, in the per capita cost of other benefits, were assumed for pre-retirement age personnel in 2004. In 2003, a 10% initial annual rate of increase, and a 5% ultimate annual rate of increase were assumed.

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$107	$100	$78	$10	$8	$13
Interest cost	115	107	108	21	21	24
Expected return on plan assets	(121)	(122)	(134)	—	—	—
Amortization of:
Transition asset	(1)	(1)	(1)	—	—	—
Prior service cost	5	5	3	(5)	(5)	(2)
Actuarial (gain) loss	12	3	2	—	—	(2)

Net periodic benefit cost	$117	$92	$56	$26	$24	$33

The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for all company-sponsored pension plans. As of year-end 2005, the PBO, ABO and fair value of plan assets related to the nonqualified, excess retirement benefit plan (“Nonqualified Plan”) were $86, $80 and $0, respectively. The Nonqualified Plan is not funded because of unfavorable tax treatment that would be received if it were funded.

	2004	2003
PBO at end of fiscal year	$2,132	$1,844
ABO at end of fiscal year	$1,957	$1,683
Fair value of plan assets at end of year	$1,458	$1,379

The following table provides information about the target and actual pension plan asset allocations. Allocation percentages are shown as of December 31 for each respective year. The pension plan measurement date is the December 31st nearest the fiscal year-end.

	Target allocations	Actual allocations
	2004	2004	2003
Pension plan asset allocation, as of December 31:
Domestic equity securities	40.0%	39.5%	40.7%
International equity securities	22.0	25.1	24.1
Investment grade debt securities	19.0	18.6	21.3
High yield debt securities	8.0	8.2	8.6
Private equity	5.0	3.8	3.5
Hedge funds	3.0	2.3	0.0
Real estate	3.0	0.5	0.4
Other	0.0	2.0	1.4

Total	100.0%	100.0%	100.0%

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

The current target allocations shown represent 2005 targets that were established in 2004. To maintain actual asset allocations consistent with target allocations, assets are reallocated or rebalanced on a regular basis. Cash flow from employer contributions and participant benefit payments is used to fund underweight asset classes and divest overweight asset classes, as appropriate. The Company expects that cash flow will be sufficient to meet most rebalancing needs. The Company made cash contributions of $35 in 2004 and $100 in 2003. The Company is required to make cash contributions totaling $142 during fiscal 2005, and may make additional contributions throughout fiscal 2005. The Company expects any additional contributions made during 2005 will reduce its minimum required contributions in future years.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligation	$44	$(38)

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed in equal number by employers and unions. The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

The Company recognizes expense in connection with these plans as contributions are funded, in accordance with GAAP. The Company made contributions to these plans, and recognized expense, of $180 in 2004, $169 in 2003, and $153 in 2002. The Company estimates it would have contributed an additional $2 million in 2004 and $13 million in 2003, but its obligation to contribute was suspended during the labor disputes.

Based on the most recent information available to it, the Company believes that the present value of actuarial accrued liabilities in most or all of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits. Although underfunding can result in the imposition of excise taxes on contributing employers, increased contributions can reduce underfunding so that excise taxes are not triggered. Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.

The Company also administers certain defined contribution plans for eligible union and non-union employees. The cost of these plans for 2004, 2003 and 2002 was $12, $14 and $20, respectively.

19.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2004, the FASB issued Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting, disclosure and transition related to the Prescription Drug Act. FSP No. 106-2 became effective for the third quarter of 2004. The adoption of FSP No. 106-2 had no material effect on the Company’s Consolidated Financial Statements. Detailed regulations in this area continue to evolve that could have an effect on the Company going forward, which effect the Company does not expect to be material.

In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides accounting and disclosure guidance on the Acts qualified production activities deduction. The Company is currently evaluating the impact of this guidance on its effective tax rate for 2005 and subsequent periods.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, supersedes APB No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest. The Company expects to adopt SFAS No. 123R in the first quarter of 2006 and that the adoption to reduce net earnings by $0.04-$0.05 per diluted share during fiscal 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” which clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs and spoilage. SFAS No. 151 will become effective for the Company’s fiscal year beginning January 29, 2006. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations” was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect adoption of FIN 47 to have a material effect on our Consolidated Financial Statements.

SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” was issued by the FASB in April of 2002. SFAS No. 145 became effective for Kroger on February 2, 2003. This Statement eliminates the requirement that gains and losses due to the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 required us to reclassify the debt extinguishments recorded as extraordinary items in 2002 as interest expense in the respective periods. These debt extinguishments were recorded during the first two quarters of 2002 and totaled $19 million of pre-tax expense. Pre-tax expense totaling $18 related to premiums paid in connection with the repurchase of $100 of long-term bonds, and the write-off of the related deferred financing costs, was recorded in 2003. The 2004 expenses of $3 pre-tax, related to a premium paid in connection with the redemption of the Company’s $750 7.375% bonds due March 2005, net of the effect of reduced interest expense for the balance of the year.

20.	GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of its subsidiaries (the “Guarantor Subsidiaries”). At January 29, 2005, a total of approximately $6.3 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow, and equity for all periods presented, except for consolidated pre-tax earnings in 2004 and 2003. Therefore, the non-guarantor subsidiaries’ information is not separately presented in the balance sheets and the statements of cash flows, but rather is included in the column labeled “Guarantor Subsidiaries,” for those periods. The non-guaranteeing subsidiaries represented approximately 10% of 2004 consolidated pre-tax earnings and 4% of 2003 consolidated pre-tax earnings. Therefore, the non-guarantor subsidiaries information is separately presented in the Condensed Consolidated Statements of Earnings for 2004 and 2003.

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

The following tables present summarized financial information as of January 29, 2005 and January 31, 2004 and for the three years ended January 29, 2005.

Condensed Consolidating

Balance Sheets

As of January 29, 2005

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$32	$112	$—	$144
Store deposits in-transit	20	486	—	506
Receivables	81	747	—	828
Net inventories	415	3,941	—	4,356
Prepaid and other current assets	275	297	—	572

Total current assets	823	5,583	—	6,406
Property, plant and equipment, net	1,277	10,220	—	11,497
Goodwill, net	20	2,171	—	2,191
Other assets	642	(245)	—	397
Investment in and advances to subsidiaries	10,518	—	(10,518)	—

Total Assets	$13,280	$17,729	$(10,518)	$20,491

Current liabilities
Current portion of long-term debt including obligations under capital leases	$71	$—	$—	$71
Accounts payable	(314)	4,092	—	3,778
Other current liabilities	319	2,148	—	2,467

Total current liabilities	76	6,240	—	6,316
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,797	33	—	7,830
Adjustment to reflect fair value interest rate hedges	70	—	—	70

Long-term debt including obligations under capital leases	7,867	33	—	7,900
Fair value interest rate hedges	11	—	—	11
Other long-term liabilities	1,786	938	—	2,724

Total Liabilities	9,740	7,211	—	16,951

Shareowners’ Equity	3,540	10,518	(10,518)	3,540

Total Liabilities and Shareowners’ equity	$13,280	$17,729	$(10,518)	$20,491

Condensed Consolidating

Balance Sheets

As of January 31, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$26	$133	$—	$159
Store deposits in-transit	64	515	—	579
Receivables	106	634	—	740
Net inventories	414	3,755	—	4,169
Prepaid and other current assets	271	280	—	551

Total current assets	881	5,317	—	6,198
Property, plant and equipment, net	1,129	10,049	—	11,178
Goodwill, net	21	3,113	—	3,134
Fair value interest rate hedges	6	—	—	6
Other assets	576	(329)	—	247
Investment in and advances to subsidiaries	11,982	—	(11,982)	—

Total Assets	$14,595	$18,150	$(11,982)	$20,763

Current liabilities
Current portion of long-term debt including obligations under capital leases	$242	$6	$—	$248
Accounts payable	215	3,422	—	3,637
Other current liabilities	689	1,591	—	2,280

Total current liabilities	1,146	5,019	—	6,165
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,699	313	—	8,012
Adjustment to reflect fair value interest rate hedges	104	—	—	104

Long-term debt including obligations under capital leases	7,803	313	—	8,116
Other long-term liabilities	1,661	836	—	2,497

Total Liabilities	10,610	6,168	—	16,778

Shareowners’ Equity	3,985	11,982	(11,982)	3,985

Total Liabilities and Shareowners’ equity	$14,595	$18,150	$(11,982)	$20,763

Condensed Consolidating

Statements of Operations

For the Year ended January 29, 2005

	The Kroger Co.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$8,003	$49,432	$41	$(1,042)	$56,434
Merchandise costs, including warehousing and transportation	6,420	36,721	—	(1,001)	42,140
Operating, general and administrative	1,126	9,494	(9)	—	10,611
Rent	194	527	—	(41)	680
Depreciation and amortization	110	1,142	4	—	1,256
Goodwill impairment charge	—	900	—	—	900

Operating profit	153	648	46	—	847
Interest expense	529	6	22	—	557
Equity in earnings of subsidiaries	434	—	—	(434)	—

Earnings (loss) before tax expense	58	642	24	(434)	290
Tax expense (benefit)	158	231	1	—	390

Net earnings (loss)	$(100)	$411	$23	$(434)	$(100)

Condensed Consolidating

Statements of Operations

For the Year ended January 31, 2004

	The Kroger Co.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,935	$47,752	$45	$(941)	$53,791
Merchandise costs, including warehousing and transportation	5,583	34,943	—	(889)	39,637
Operating, general and administrative	1,305	9,060	(11)	—	10,354
Rent	168	541	—	(52)	657
Depreciation and amortization	91	1,114	4	—	1,209
Goodwill impairment charge	—	444	—	—	444
Asset impairment charge	—	120	—	—	120

Operating profit (loss)	(212)	1,530	52	—	1,370
Interest expense	568	15	21	—	604
Equity in earnings of subsidiaries	966	—	—	(966)	—

Earnings (loss) before tax expense	186	1,515	31	(966)	766
Tax expense (benefit)	(126)	571	9	—	454

Net earnings (loss)	$312	$944	$22	$(966)	$312

Condensed Consolidating

Statements of Operations

For the Year ended February 1, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,545	$46,100	$(885)	$51,760
Merchandise costs, including warehousing and transportation	5,254	33,389	(833)	37,810
Operating, general and administrative	1,230	8,388	—	9,618
Rent	168	544	(52)	660
Depreciation and amortization	86	1,001	—	1,087
Merger-related costs, restructuring charges and related items	10	6	—	16

Operating profit (loss)	(203)	2,772	—	2,569
Interest expense	583	36	—	619
Equity in earnings of subsidiaries	1,710	—	(1,710)	—

Earnings (loss) before tax expense	924	2,736	(1,710)	1,950
Tax expense (benefit)	(294)	1,026	—	732

Earnings (loss) before cumulative effect of an Accounting change	1,218	1,710	(1,710)	1,218
Cumulative effect of an accounting change	(16)	—	—	(16)

Net earnings (loss)	$1,202	$1,710	$(1,710)	$1,202

Condensed Consolidating

Statements of Cash Flows

For the Year ended January 29, 2005

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(890)	$3,220	$2,330

Cash flows from investing activities:
Capital expenditures	(161)	(1,454)	(1,615)
Other	22	(15)	7

Net cash used by investing activities	(139)	(1,469)	(1,608)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	616	—	616
Reductions in long-term debt	(724)	(286)	(1,010)
Proceeds from issuance of capital stock	25	—	25
Capital stock reacquired	(319)	—	(319)
Other	(27)	(22)	(49)
Net change in advances to subsidiaries	1,464	(1,464)	—

Net cash provided (used) by financing activities	1,035	(1,772)	(737)

Net (decrease) increase in cash and temporary cash investments	6	(21)	(15)
Cash and temporary investments:
Beginning of year	26	133	159

End of year	$32	$112	$144

Condensed Consolidating

Statements of Cash Flows

For the Year ended January 31, 2004

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$385	$1,830	$2,215

Cash flows from investing activities:
Capital expenditures	(176)	(1,824)	(2,000)
Other	(59)	33	(26)

Net cash used by investing activities	(235)	(1,791)	(2,026)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	247	100	347
Reductions in long-term debt	(347)	(140)	(487)
Proceeds from issuance of capital stock	39	—	39
Proceeds from interest rate swap terminations	114	—	114
Capital stock reacquired	(301)	—	(301)
Other	(23)	110	87
Net change in advances to subsidiaries	104	(104)	—

Net cash provided (used) by financing activities	(167)	(34)	(201)

Net (decrease) increase in cash and temporary cash investments	(17)	5	(12)
Cash and temporary investments:
Beginning of year	43	128	171

End of year	$26	$133	$159

Condensed Consolidating

Statements of Cash Flows

For the Year ended February 1, 2003

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$2,171	$1,012	$3,183

Cash flows from investing activities:
Capital expenditures	(173)	(1,718)	(1,891)
Other	51	(67)	(16)

Net cash used by investing activities	(122)	(1,785)	(1,907)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,353	—	1,353
Reductions in long-term debt	(1,702)	(55)	(1,757)
Proceeds from issuance of capital stock	41	—	41
Capital stock reacquired	(785)	—	(785)
Other	(25)	(93)	(118)
Net change in advances to subsidiaries	(913)	913	—

Net cash provided (used) by financing activities	(2,031)	765	(1,266)

Net (decrease) increase in cash and temporary cash investments	18	(8)	10
Cash and temporary investments:
Beginning of year	25	136	161

End of year	$43	$128	$171

21.	QUARTERLY DATA (UNAUDITED)

	Quarter
2004	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$16,905	$12,980	$12,854	$13,695	$56,434
Net earnings (loss)	$263	$142	$143	$(648)	$(100)
Net earnings (loss) per basic common share	$0.35	$0.19	$0.19	$(0.89)	$(0.14)
Average number of shares used in basic calculation	741	737	736	730	736
Net earnings (loss) per diluted common share	$0.35	$0.19	$0.19	$(0.89)	$(0.14)
Average number of shares used in diluted calculation	749	744	742	730	736

2003	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$16,266	$12,351	$12,141	$13,033	$53,791
Net earnings (loss)	$352	$190	$110	$(340)	$312
Net earnings (loss) per basic common share	$0.47	$0.25	$0.15	$(0.45)	$0.42
Average number of shares used in basic calculation	754	747	743	743	747
Net earnings (loss) per diluted common share	$0.46	$0.25	$0.15	$(0.45)	$0.41
Average number of shares used in diluted calculation	761	756	754	743	754

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of January 29, 2005, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness set forth below in “Management’s Annual Report on Internal Control Over Financial Reporting,” Kroger’s disclosure controls and procedures were not effective as of January 29, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the fiscal quarter ended January 29, 2005, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting. However, Kroger plans to implement a change in internal control over financial reporting to correct the material weakness described below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of January 29, 2005, due to the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. As of January 29, 2005, we did not maintain effective controls over the determination of deferred income tax balances related to a business combination. Specifically, controls over the processes and procedures in calculating deferred income tax liabilities related to a business combination were not effective to ensure that the deferred income tax liabilities and allocated goodwill were fairly stated in accordance with generally accepted accounting principles. This deficiency resulted in a year-end audit adjustment affecting deferred income tax liabilities, goodwill and the goodwill impairment charge. Therefore, we have concluded that this control deficiency constitutes a material weakness.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report (which expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of our internal control over financial reporting as of January 29, 2005), which can be found in Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item not otherwise set forth below is set forth under the headings Election of Directors and Information Concerning the Board of Directors in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the copies of all Section 16(a) forms received by the Company, or written representations from certain persons that no Forms 5 were required by those persons, the Company believes that during fiscal year 2004 all filing requirements applicable to its officers, directors and 10% beneficial owners were timely satisfied, with two exceptions. Mr. Michael S. Heschel filed a Form 4 twenty-two days late reporting the payment of taxes in shares on two restricted stock releases. Mr. J. Michael Schlotman filed a Form 5 reporting a stock gift that inadvertently was not reported in 2003.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of April 8, 2005. Except as otherwise noted, each person has held office for at least five years. Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History
Donald E. Becker	56	Mr. Becker was elected Executive Vice President on September 16, 2004 and Senior Vice President on January 26, 2000. Prior to his election, Mr. Becker was appointed President of the Company’s Central Marketing Area in 1996. Before this, Mr. Becker served in a number of key management positions in the Company’s Cincinnati/Dayton Marketing Area, including Vice President of Operations and Vice President of Merchandising. He joined the Company in 1969.

William T. Boehm	57	Mr. Boehm was elected to Senior Vice President and President, Manufacturing on May 6, 2004. Prior to that he was elected Group Vice President, Logistics effective April 29, 2001. Mr. Boehm joined the Company in 1981 as Director of Economic Research. He was promoted to Vice President, Corporate Planning and Research in 1986. He was named Vice President Grocery Procurement in 1989 and Vice President of Logistics in 1994.

E. John Burgon	58	Mr. Burgon was elected Senior Vice President effective September 16, 2004. Prior to that he held a variety of significant positions with the Company, including President of the Company’s King Soopers Division, and most recently as President of the Company’s Ralphs Division. He joined the Company at King Soopers in 1973 as a produce clerk.

David B. Dillon	54	Mr. Dillon was elected Chairman of the Board on June 24, 2004 and Chief Executive Officer effective June 26, 2003. Prior to this, he was elected President and Chief Operating Officer effective January 26, 2000. Upon the merger with Fred Meyer, Inc., he was named President of the combined Company. Prior thereto, Mr. Dillon was elected President and Chief Operating Officer of Kroger effective June 18, 1995. Prior to this he was elected Executive Vice President on September 13, 1990, Chairman of the Board of Dillon Companies, Inc. on September 8, 1992, and President of Dillon Companies, Inc. on April 22, 1986.

Kevin M. Dougherty	52	Mr. Dougherty was elected Group Vice President, Logistics effective May 6, 2004. Mr. Dougherty joined the Company as Vice President, Supply Chain Operations in 2001. Before joining the Company he maintained an independent consulting practice focusing on logistics and operational performance.

Michael L. Ellis	46

Mr. Ellis was elected Group Vice President effective September 16, 2004. Prior to that he served in several key grocery merchandising and management positions in the Company, most recently as Senior Vice President, Food Group for Fred Meyer Stores. Mr. Ellis joined the Company in 1975 as a parcel clerk at Fred Meyer.

Jon C. Flora	50	Mr. Flora was elected Senior Vice President effective June 24, 2004. Prior to that he held a variety of key management positions for the Company including President of the Company’s Michigan Division and more recently as President of the Company’s Great Lakes Division. He joined the Company in 1971 as a clerk for the Company’s Dillon Stores Division.

Joseph A. Grieshaber, Jr.	47	Mr. Grieshaber was elected Group Vice President, Perishables Merchandising and Procurement, effective August 4, 2003. Prior to this he held a variety of management positions within the Company, most recently serving as Vice President of Merchandising for the Company’s Great Lakes Division. Mr. Grieshaber joined the Company in 1983.

Paul W. Heldman	53	Mr. Heldman was elected Senior Vice President effective October 5, 1997, Secretary on May 21, 1992, and Vice President and General Counsel effective June 18, 1989. Prior to his election he held various positions in the Company’s Law Department. Mr. Heldman joined the Company in 1982.

Scott M. Henderson	49	Mr. Henderson was elected Vice President effective June 26, 2003 and Treasurer effective January 6, 2002. Mr. Henderson joined the Company in 1981 as Manager of Financial Reporting. He held a variety of management positions and was promoted to Vice President of Planning in February 2000.

Michael S. Heschel	63	Mr. Heschel was elected Executive Vice President effective June 18, 1995. Prior to this he was elected Senior Vice President, Information Systems and Services on February 10, 1994, and Group Vice President, Management Information Services on July 18, 1991. Before this Mr. Heschel served as Chairman and Chief Executive Officer of Security Pacific Automation Company. From 1985 to 1990 he was Corporate Vice President of Baxter International, Inc.

Carver L. Johnson	55	Mr. Johnson joined the Company as Group Vice President of Management Information Systems in December 1999. Prior to joining the Company, he served as Vice President and Chief Information Officer of Gymboree. From 1993 to 1998, Mr. Johnson was Senior Systems Director of Corporate Services for Sears, Roebuck & Co. He previously held management positions with Jamesway Corp., Linens ‘n Things, and Pay ‘n Save Stores, Inc.

Lynn Marmer	52	Ms. Marmer was elected Group Vice President effective January 19, 1998. Prior to her election, Ms. Marmer was an attorney in the Company’s Law Department. Ms. Marmer joined the Company in 1997. Before joining the Company she was a partner in the law firm of Dinsmore & Shohl.

Don W. McGeorge	50	Mr. McGeorge was elected President and Chief Operating Officer effective June 26, 2003. Prior to that, he was elected Executive Vice President effective January 26, 2000 and Senior Vice President effective August 10, 1997. Before his election, Mr. McGeorge was President of the Company’s Columbus Marketing Area effective December 29, 1996; and prior thereto President of the Company’s Michigan Marketing Area effective June 20, 1993. Before this he served in a number of key management positions with the Company, including Vice President of Merchandising of the Company’s Nashville Marketing Area. Mr. McGeorge joined the Company in 1977.

W. Rodney McMullen	44	Mr. McMullen was elected Vice Chairman effective June 26, 2003. Prior to that he was elected Executive Vice President, Strategy, Planning and Finance effective January 26, 2000, Executive Vice President and Chief Financial Officer effective May 20, 1999, Senior Vice President effective October 5, 1997, and Group Vice President and Chief Financial Officer effective June 18, 1995. Before that he was appointed Vice President, Control and Financial Services on March 4, 1993, and Vice President, Planning and Capital Management effective December 31, 1989. Mr. McMullen joined the Company in 1978 as a part-time stock clerk.

M. Marnette Perry	53	Ms. Perry was elected Senior Vice President effective July 20, 2003. Prior to that she was elected Group Vice President of Perishables Merchandising and Procurement on March 3, 2003. Prior to this she held a variety of significant positions with the Company, including President of the Company’s Michigan Division, and President of the Company’s Columbus Division. She joined the Company in 1972.

J. Michael Schlotman	47	Mr. Schlotman was elected Senior Vice President effective June 26, 2003, and Group Vice President and Chief Financial Officer effective January 26, 2000. Prior to that he was elected Vice President and Corporate Controller in 1995, and served in various positions in corporate accounting since joining the Company in 1985.

Paul J. Scutt	56	Mr. Scutt was elected Senior Vice President of Retail Operations on September 16, 2004 and he was elected Group Vice President of Retail Operations effective May 21, 2002. He has held a number of significant positions with the Company including Regional Vice President of the Company’s Hutchinson operations, and most recently as President of the Company’s Central Division.

M. Elizabeth Van Oflen	47	Ms. Van Oflen was elected Vice President and Controller on April 11, 2003. Prior to her election she held various positions in the Company’s Finance and Tax Departments. Ms. Van Oflen joined the Company in 1982.

Della Wall	53	Ms. Wall was elected Group Vice President, Human Resources effective April 9, 2004. Prior to her election she held various key positions in the Company’s human resources department, manufacturing group and drug store division, most recently serving as Vice President of Human Resources. Ms. Wall joined the Company in 1971.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth in the section entitled Compensation of Executive Officers in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding shares outstanding and available for issuance under the Company’s existing stock option plans.

Plan Category	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	65,649,738	(1)	$17.8049	8,072,418
Equity compensation plans not approved by security holders	1,200		$6.4850	—
Total	65,650,938	(1)	$17.8047	8,072,418

The securities to be issued under stock plans not approved by shareholders related to options issued under the Company’s 1987 Stock Option plan and 1988 Stock Option Plan. These plans provided for the issuance of nonqualified stock options and restricted stock to employees of the Company. Both plans expired 10 years after adoption. Although outstanding options continue to be exercisable in accordance with their terms, no additional options may be issued from these plans.

(1)	This amount includes 4,163,863 warrants outstanding and originally issued to The Yucaipa Companies pursuant to a Warrant Agreement dated as of May 23, 1996, between Smith’s Food & Drug Centers, Inc. and The Yucaipa Companies, as Consultant.

The remainder of the information required by this item is set forth in the Equity Compensation Plan Information table and the Beneficial Ownership of Common Stock table in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information required by this item is set forth in the section entitled Information Concerning The Board Of Directors – Certain Transactions in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the section entitled Selection of Auditors – Disclosure of Auditor Fees in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	FinancialStatements:

Report of Independent Auditors

Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004

Consolidated Statements of Operations for the years ended January 29, 2005, January 31, 2004 and February 1, 2003

Consolidated Statements of Cash Flows for the years ended January 29, 2005, January 31, 2004 and February 1, 2003

Consolidated Statement of Changes in Shareowners Equity

Notes to Consolidated Financial Statements

(a)2.	Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

(a)3.	Exhibits

3.1	Amended Articles of Incorporation of The Kroger Co. are incorporated by reference to Exhibit 3.1 of The Kroger Co.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Kroger Co.’s Regulations are incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Registration Statement on Form S-3 (Registration No. 33-57552) filed with the SEC on January 28, 1993.

4.1	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

10.1	Material Contracts – Executive Employment Agreement dated as of November 30, 2001, between the Company and David B. Dillon. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for fiscal year ended February 2, 2002.

10.2	Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-133339.

10.3	The Kroger Co. Deferred Compensation Plan for Independent Directors.

10.4	The Kroger Co. Executive Deferred Compensation Plan.

10.5	Form of Amended and Restated Rights Agreement dated as of April 4, 1997. Incorporated by reference to Exhibit 1 of The Kroger Co.’s Form 8-A/A filed with the SEC on April 4, 1997.

10.6	Amendment No. 1 to Amended and Restated Rights Agreement dated as of October 18, 1998. Incorporated by reference to Exhibit 2 of The Kroger Co.’s Form 8-A/A filed with the SEC on October 27, 1998.

10.7	2005 Bonus Plan for Executive Officers. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on March 17, 2005.

10.8	The Kroger Co. 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on May 15, 1997.

10.9	The Kroger Co. 1999 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on May 20, 1999.

10.10	The Kroger Co. 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 27, 2002.

10.11	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans.

10.12	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans.

10.13	Five Year Credit Agreement dated as of May 20, 2004. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on May 24, 2004.

10.14	Five Year Credit Agreement dated as of May 22, 2002. Incorporated by reference to Exhibit 99.2 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on May 24, 2002.

10.15	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Banc of America Securities, LLC, as Dealer dated as of December 3, 2003, as amended on July 23, 2004.

10.16	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Citigroup Global Markets Inc., as Dealer dated as of December 3, 2003, as amended on June 9, 2004.

10.17	Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of The Kroger Co.’s Form 8-K dated December 10, 2004.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Accountants.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: April 15, 2005	By (*David B. Dillon) David B. Dillon Chief Executive Officer (principal executive officer)

Dated: April 15, 2005	By (*J. Michael Schlotman) J. Michael Schlotman Chief Financial Officer (principal financial officer)

Dated: April 15, 2005	By (*M. Elizabeth Van Oflen) M. Elizabeth Van Oflen Vice President & Controller (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 15th of April 2005.

(*Reuben V. Anderson)	Director
Reuben V. Anderson

Director
Robert D. Beyer

(*John L. Clendenin)	Director
John L Clendenin

(*David B. Dillon)	Chairman and Chief Executive Officer
David B. Dillon

(*David B. Lewis)	Director
David B. Lewis

(*John T. LaMacchia)	Director
John T. LaMacchia

(*Edward M. Liddy)	Director
Edward M. Liddy

(*Don W. McGeorge)	President, Chief Operating Officer, and Director
Don W. McGeorge

(*W. Rodney McMullen)	Vice Chairman and Director
W. Rodney McMullen

(*Clyde R. Moore)	Director
Clyde R. Moore

(*Katherine D. Ortega)	Director
Katherine D. Ortega

(*Steven R. Rogel)	Director
Steven R. Rogel

(*Bobby S. Shackouls)	Director
Bobby S. Shackouls

(*Susan M. Phillips)	Director
Susan M. Phillips

By:	(*Bruce M. Gack)
Bruce M. Gack
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.

3.1	Amended Articles of Incorporation of The Kroger Co. are incorporated by reference to Exhibit 3.1 of The Kroger Co.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Kroger Co.’s Regulations are incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Registration Statement on Form S-3 (Registration No. 33-57552) filed with the SEC on January 28, 1993.

4.1	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

10.1	Material Contracts – Executive Employment Agreement dated as of November 30, 2001, between the Company and David B. Dillon. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for fiscal year ended February 2, 2002.

10.2	Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-133339.

10.3	The Kroger Co. Deferred Compensation Plan for Independent Directors.

10.4	The Kroger Co. Executive Deferred Compensation Plan.

10.5	Form of Amended and Restated Rights Agreement dated as of April 4, 1997. Incorporated by reference to Exhibit 1 of The Kroger Co.’s Form 8-A/A filed with the SEC on April 4, 1997.

10.6	Amendment No. 1 to Amended and Restated Rights Agreement dated as of October 18, 1998. Incorporated by reference to Exhibit 2 of The Kroger Co.’s Form 8-A/A filed with the SEC on October 27, 1998.

10.7	2005 Bonus Plan for Executive Officers. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on March 17, 2005.

10.8	The Kroger Co. 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on May 15, 1997.

10.9	The Kroger Co. 1999 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on May 20, 1999.

10.10	The Kroger Co. 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 27, 2002.

10.11	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans.

10.12	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans.

10.13	Five Year Credit Agreement dated as of May 20, 2004. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on May 24, 2004.

10.14	Five Year Credit Agreement dated as of May 22, 2002. Incorporated by reference to Exhibit 99.2 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on May 24, 2002.

10.15	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Banc of America Securities, LLC, as Dealer dated as of December 3, 2003, as amended on July 23, 2004.

10.16	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Citigroup Global Markets Inc., as Dealer dated as of December 3, 2003, as amended on June 9, 2004.

10.17	Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of The Kroger Co.’s Form 8-K dated December 10, 2004.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Accountants.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications