Form 10-K/A
period 2005-01-29
KROGER CO
filed 2005-04-18
CIK 56873

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

EXPLANATORY NOTE:

This Amendment No. 1 to Form 10-K is filed solely to insert a conformed signature to the Report of Independent Registered Public Accounting Firm appearing in Item 8, which conformed signature inadvertently was omitted from the original filing.

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

/s/    PricewaterhouseCoopers LLP

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

(a)3.	Exhibits

3.1	Amended Articles of Incorporation of The Kroger Co. are incorporated by reference to Exhibit 3.1 of The Kroger Co.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Kroger Co.’s Regulations are incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Registration Statement on Form S-3 (Registration No. 33-57552) filed with the SEC on January 28, 1993.

4.1	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

10.1	Material Contracts – Executive Employment Agreement dated as of November 30, 2001, between the Company and David B. Dillon. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for fiscal year ended February 2, 2002.

10.2	Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-133339.

*10.3	The Kroger Co. Deferred Compensation Plan for Independent Directors.

*10.4	The Kroger Co. Executive Deferred Compensation Plan.

10.5	Form of Amended and Restated Rights Agreement dated as of April 4, 1997. Incorporated by reference to Exhibit 1 of The Kroger Co.’s Form 8-A/A filed with the SEC on April 4, 1997.

10.6	Amendment No. 1 to Amended and Restated Rights Agreement dated as of October 18, 1998. Incorporated by reference to Exhibit 2 of The Kroger Co.’s Form 8-A/A filed with the SEC on October 27, 1998.

10.7	2005 Bonus Plan for Executive Officers. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on March 17, 2005.

10.8	The Kroger Co. 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on May 15, 1997.

10.9	The Kroger Co. 1999 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on May 20, 1999.

10.10	The Kroger Co. 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 27, 2002.

*10.11	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans.

*10.12	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans.

10.13	Five Year Credit Agreement dated as of May 20, 2004. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on May 24, 2004.

10.14	Five Year Credit Agreement dated as of May 22, 2002. Incorporated by reference to Exhibit 99.2 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on May 24, 2002.

*10.15	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Banc of America Securities, LLC, as Dealer dated as of December 3, 2003, as amended on July 23, 2004.

*10.16	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Citigroup Global Markets Inc., as Dealer dated as of December 3, 2003, as amended on June 9, 2004.

10.17	Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of The Kroger Co.’s Form 8-K dated December 10, 2004.

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Accountants.

*24.1	Powers of Attorney.

*31.1	Rule 13a-14(a)/15d-14(a) Certification.

*31.2	Rule 13a-14(a)/15d-14(a) Certification.

31.3	Rule 13a-14(a)/15d-14(a) Certification.

31.4	Rule 13a-14(a)/15d-14(a) Certification.

*32.1	Section 1350 Certifications.

32.2	Section 1350 Certifications.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: April 18, 2005	By (*David B. Dillon) David B. Dillon Chief Executive Officer (principal executive officer)

Dated: April 18, 2005	By (*J. Michael Schlotman) J. Michael Schlotman Chief Financial Officer (principal financial officer)

Dated: April 18, 2005	By (*M. Elizabeth Van Oflen) M. Elizabeth Van Oflen Vice President & Controller (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 18th of April 2005.

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
Bruce M. Gack
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.

3.1	Amended Articles of Incorporation of The Kroger Co. are incorporated by reference to Exhibit 3.1 of The Kroger Co.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Kroger Co.’s Regulations are incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Registration Statement on Form S-3 (Registration No. 33-57552) filed with the SEC on January 28, 1993.

4.1	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

10.1	Material Contracts – Executive Employment Agreement dated as of November 30, 2001, between the Company and David B. Dillon. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for fiscal year ended February 2, 2002.

10.2	Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-133339.

*10.3	The Kroger Co. Deferred Compensation Plan for Independent Directors.

*10.4	The Kroger Co. Executive Deferred Compensation Plan.

10.5	Form of Amended and Restated Rights Agreement dated as of April 4, 1997. Incorporated by reference to Exhibit 1 of The Kroger Co.’s Form 8-A/A filed with the SEC on April 4, 1997.

10.6	Amendment No. 1 to Amended and Restated Rights Agreement dated as of October 18, 1998. Incorporated by reference to Exhibit 2 of The Kroger Co.’s Form 8-A/A filed with the SEC on October 27, 1998.

10.7	2005 Bonus Plan for Executive Officers. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on March 17, 2005.

10.8	The Kroger Co. 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on May 15, 1997.

10.9	The Kroger Co. 1999 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on May 20, 1999.

10.10	The Kroger Co. 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 27, 2002.

*10.11	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans.

*10.12	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans.

10.13	Five Year Credit Agreement dated as of May 20, 2004. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on May 24, 2004.

10.14	Five Year Credit Agreement dated as of May 22, 2002. Incorporated by reference to Exhibit 99.2 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on May 24, 2002.

*10.15	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Banc of America Securities, LLC, as Dealer dated as of December 3, 2003, as amended on July 23, 2004.

*10.16	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Citigroup Global Markets Inc., as Dealer dated as of December 3, 2003, as amended on June 9, 2004.

10.17	Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of The Kroger Co.’s Form 8-K dated December 10, 2004.

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Accountants.

*24.1	Powers of Attorney.

*31.1	Rule 13a-14(a)/15d-14(a) Certification.

*31.2	Rule 13a-14(a)/15d-14(a) Certification.

31.3	Rule 13a-14(a)/15d-14(a) Certification.

31.4	Rule 13a-14(a)/15d-14(a) Certification.

*32.1	Section 1350 Certifications.

32.2	Section 1350 Certifications.

*	Previously filed.