Form 10-Q
period 2005-05-21
KROGER CO
filed 2005-06-29
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 21, 2005

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

There were 723,983,634 shares of Common Stock ($1 par value) outstanding as of June 24, 2005.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	First Quarter Ended
	May 21, 2005	May 22, 2004
Sales	$17,948	$16,905

Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	13,437	12,518
Operating, general and administrative	3,301	3,214
Rent	203	212
Depreciation and amortization	389	372

Operating Profit	618	589
Interest expense	159	172

Earnings before income tax expense	459	417
Income tax expense	165	154

Net earnings	$294	$263

Net earnings per basic common share	$0.40	$0.35

Average number of common shares used in basic calculation	727	741

Net earnings per diluted common share	$0.40	$0.35

Average number of common shares used in diluted calculation	732	749

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	May 21, 2005	January 29, 2005
ASSETS
Current assets
Cash and temporary cash investments	$135	$144
Deposits in-transit	521	506
Receivables	616	661
Receivables - Taxes	—	167
FIFO Inventory	4,676	4,729
LIFO Credit	(384)	(373)
Prefunded employee benefits	36	300
Prepaid and other current assets	272	272

Total current assets	5,872	6,406
Property, plant and equipment, net	11,466	11,497
Goodwill	2,192	2,191
Other assets and investments	394	397

Total Assets	$19,924	$20,491

LIABILITIES
Current liabilities
Current portion of long-term debt, at face value, including obligations under capital leases and financing obligations	$71	$71
Accounts payable	3,445	3,598
Accrued salaries and wages	570	659
Deferred income taxes	267	267
Other current liabilities	1,676	1,721

Total current liabilities	6,029	6,316

Long-term debt including obligations under capital leases and financing obligations:
Long-term debt, at face value, including obligations under capital leases and financing obligations	7,376	7,830
Adjustment to reflect fair value interest rate hedges (Note 12)	57	70

Long-term debt including obligations under capital leases and financing obligations	7,433	7,900

Deferred income taxes	919	939
Other long-term liabilities	1,837	1,796

Total Liabilities	16,218	16,951

Commitments and Contingencies (Note 11)

SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 921 shares issued in 2005 and 918 shares issued in 2004	921	918
Additional paid-in capital	2,448	2,432
Accumulated other comprehensive loss	(201)	(202)
Accumulated earnings	3,835	3,541
Common stock in treasury, at cost, 198 shares in 2005 and 190 shares in 2004	(3,297)	(3,149)

Total Shareowners’ Equity	3,706	3,540

Total Liabilities and Shareowners’ Equity	$19,924	$20,491

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Quarter Ended
	May 21, 2005	May 22, 2004
Cash Flows From Operating Activities:
Net earnings	$294	$263
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	389	372
LIFO charge	11	11
Deferred income taxes	(20)	46
Other	18	1
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Inventories	53	(71)
Receivables	45	63
Deposits in-transit	(15)	86
Prepaid expenses	265	204
Accounts payable	(135)	82
Accrued expenses	(59)	(222)
Accrued income taxes	181	112
Contribution to company-sponsored pension plans	(89)	—
Other	35	(6)

Net cash provided by operating activities	973	941

Cash Flows From Investing Activities:
Capital expenditures, excluding acquisitions	(401)	(453)
Proceeds from sale of assets	28	14
Payments for acquisitions, net of cash acquired	—	(4)
Other	(4)	(4)

Net cash used by investing activities	(377)	(447)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	6	—
Payments for long-term debt	(460)	(321)
Financing charges incurred	—	(4)
Increase (decrease) in book overdrafts	(20)	(79)
Proceeds from issuance of capital stock	22	15
Treasury stock purchases	(153)	(121)

Net cash used by financing activities	(605)	(510)

Net decrease in cash and temporary cash investments	(9)	(16)
Cash and temporary cash investments:
Beginning of year	144	159

End of quarter	$135	$143

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$190	$215
Cash paid (refunded) during the year for income taxes	$5	$(7)
Non-cash changes related to purchase acquisitions:
Fair value of assets acquired	$—	$3
Goodwill recorded	$—	$1

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts are in millions except per share amounts.

Certain prior-year amounts have been reclassified to conform to current-year presentation.

1. ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co. and its subsidiaries. The January 29, 2005 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”). Significant intercompany transactions and balances have been eliminated. References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the fiscal 2004 Annual Report on Form 10-K of The Kroger Co. filed with the SEC on April 15, 2005, as amended.

The unaudited information included in the Consolidated Financial Statements for the first quarters ended May 21, 2005 and May 22, 2004 include the results of operations of the Company for the 16-week period then ended.

Store Closing and Other Expense Allowances

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

The following table summarizes accrual activity for future lease obligations of stores closed in the normal course of business.

	Future Lease Obligations
	2005	2004
Balance at beginning of year	$65	$35
Additions	5	14
Payments	(2)	(3)
Adjustments	(4)	(3)

Balances at First Quarter	$64	$43

In addition, the Company maintains a $56 liability for facility closure costs for locations closed in California prior to the Fred Meyer merger, a $14 liability relating to a charitable contribution required as a result of the Fred Meyer merger and a $11 liability for store closing costs related to two distinct, formalized plans that coordinated the closing of several locations over relatively short periods of time in 2000 and 2001.

2. STOCK OPTION PLANS

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of the grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company also makes restricted stock awards. Compensation expense included in net earnings for restricted stock awards totaled approximately $2 and $3, after-tax, for the first quarter of 2005 and 2004, respectively. The Company’s stock option plans are more fully described in the Company’s fiscal 2004 Annual Report on Form 10-K.

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share as if compensation cost for all options had been determined based on the fair market value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	First Quarter
	2005	2004
Net earnings, as reported	$294	$263
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	2	3
Subtract: Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefits	(8)	(13)

Pro forma net earnings	$288	$253

Net earnings per basic common share, as reported	$0.40	$0.35
Pro forma earnings per basic common share	$0.40	$0.34

Net earnings per diluted common share, as reported	$0.40	$0.35
Pro forma earnings per diluted common share	$0.39	$0.34

To calculate pro forma stock-based compensation, the Company estimated the fair value of each option grant, on the date of the grant, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004.

	2005	2004
Weighted average expected volatility (based on historical volatility)	30.83%	30.13%
Weighted average risk-free interest rate	4.11%	3.99%
Expected term (based on historical results)	8.7 years	8.7 years

The weighted average fair value of options granted during 2005 and 2004 was $7.64 and $7.91 respectively. The Company uses a risk-free interest rate based upon the yield of a treasury note maturing at a date that approximates the option’s expected term.

3. DEBT OBLIGATIONS

Long-term debt consists of:

	May 21, 2005	January 29, 2005
Credit Facility and Commercial Paper borrowings	$266	$694
4.95% to 8.92% Senior Notes and Debentures due through 2031	6,391	6,391
5.00% to 10.23% mortgages due in varying amounts through 2017	217	218
Other	191	202

Total debt, excluding capital leases and financing obligations	7,065	7,505

Less current portion	(46)	(46)

Total long-term debt, excluding capital leases and financing obligations	$7,019	$7,459

4. GOODWILL, NET

The following table summarizes the changes in the Company’s net goodwill balance:

Balance at January 29, 2005	$2,191
Goodwill recorded	—
Purchase accounting adjustments in accordance with SFAS No. 141	1

Balance at May 21, 2005	$2,192

5. COMPREHENSIVE INCOME

Comprehensive income is as follows:

	First Quarter Ended
	May 21, 2005	May 22, 2004
Net earnings	$294	$263
Unrealized gain (loss) on hedging activities, net of tax(1)	1	—

Comprehensive income	$295	$263

(1)	Amount is net of tax of $1 for the first quarter of 2005.

During 2005, other comprehensive income consisted of reclassifications of previously deferred losses on cash flow hedges into net earnings as well as market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet dates.

6. BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first quarters of 2005 and 2004:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$38	$34	$3	$3
Interest cost	37	35	6	7
Expected return on plan assets	(39)	(38)	—	—
Amortization of:
Transition asset	—	—	—	—
Prior service cost	2	(2)	(2)	(2)
Actuarial (gain) loss	8	3	—	—

Net periodic benefit cost	$46	$32	$7	$8

In addition to the $89 contributed to the Company-sponsored pension plans in the first quarter of 2005, the Company is required to make cash contributions totaling $53 during the balance of fiscal 2005. The Company may elect to make additional contributions during 2005 in order to maintain its desired funding status.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded, or as and if withdrawal liability is incurred, in accordance with GAAP.

7. INCOME TAXES

The effective income tax rate was 35.9% for the first quarter of 2005 and 36.9% for the first quarter of 2004. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate due to a reduction of previously recorded tax contingency allowances resulting from a revision of the required allowances based on resolutions with tax authorities during the quarter.

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

The following table provides a reconciliation of earnings before the cumulative effect of an accounting change and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share:

	First Quarter Ended May 21, 2005			First Quarter Ended May 22, 2004
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per basic common share	$294	727	$0.40	$263	741	$0.35
Dilutive effect of stock options and warrants		5			8

Earnings per diluted common share	$294	732	$0.40	$263	749	$0.35

The Company had options outstanding for approximately 39 shares and 27 shares during the first quarters of 2005 and 2004, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, supersedes APB No. 25 and related interpretations and amends SFAS No. 95 “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards.

Prior to the adoption of SFAS No. 123R, the Company is accounting for share-based compensation expense under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees” and is following the accepted practice of recognizing share-based compensation expense over the explicit vesting period. SFAS No. 123R will require the immediate recognition at the grant date of the full share-based compensation expense for grants to retirement eligible employees, as the explicit vesting period is non-substantive. The estimated effect of applying the explicit vesting period approach versus the non-substantive approach is not material to any period presented. The Company expects to adopt SFAS No. 123R in the first quarter of fiscal 2006 and expects the adoption to reduce net earnings by $0.04-$0.06 per diluted share during fiscal 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43 Chapter 4” which clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to included costs of idle facilities, excess freight and handling costs and spoilage. SFAS No. 151 will become effective for the Company’s fiscal year beginning January 29, 2006. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-live, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will become effective for the Company’s fiscal year beginning January 29, 2006.

FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations” was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

10. GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At May 21, 2005, a total of approximately $6.3 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

The following tables present summarized financial information as of May 21, 2005, and January 29, 2005, and for the first quarters ended May 21, 2005 and May 22, 2004:

Condensed Consolidating

Balance Sheets

As of May 21, 2005

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$26	$109	$—	$135
Deposits in-transit	58	463	—	521
Accounts receivable	506	612	(502)	616
Net inventories	440	3,852	—	4,292
Prepaid and other current assets	104	204	—	308

Total current assets	1,134	5,240	(502)	5,872

Property, plant and equipment, net	1,464	10,002	—	11,466
Goodwill	56	2,136	—	2,192
Other assets and investments	—	394	—	394
Investment in and advances to subsidiaries	9,018	—	(9,018)	—

Total assets	$11,672	$17,772	$(9,520)	$19,924

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$71	$—	$—	$71
Accounts payable	224	3,723	(502)	3,445
Other current liabilities	276	2,237	—	2,513

Total current liabilities	571	5,960	(502)	6,029

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	7,344	32	—	7,376
Adjustment to reflect fair value interest rate hedges	57	—	—	57

Long-term debt including obligations under capital leases and financing obligations	7,401	32	—	7,433

Other long-term liabilities	(6)	2,762	—	2,756

Total liabilities	7,966	8,754	(502)	16,218

Shareowners’ Equity	3,706	9,018	(9,018)	3,706

Total liabilities and shareowners’ equity	$11,672	$17,772	$(9,520)	$19,924

Condensed Consolidating

Balance Sheets

As of January 29, 2005

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$32	$112	—	$144
Deposits in-transit	20	486	—	506
Accounts receivable	583	747	(502)	828
Net inventories	415	3,941	—	4,356
Prepaid and other current assets	275	297	—	572

Total current assets	1,325	5,583	(502)	6,406

Property, plant and equipment, net	1,277	10,220	—	11,497
Goodwill	20	2,171	—	2,191
Other assets and investments	642	(245)	—	397
Investment in and advances to subsidiaries	10,518	—	(10,518)	—

Total assets	$13,782	$17,729	$(11,020)	$20,491

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$71	$—	$—	$71
Accounts payable	188	3,912	(502)	3,598
Other current liabilities	319	2,328	—	2,647

Total current liabilities	578	6,240	(502)	6,316

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	7,797	33	—	7,830
Adjustment to reflect fair value interest rate hedges	70	—	—	70

Long-term debt including obligations under capital leases and financing obligations	7,867	33	—	7,900

Other long-term liabilities	1,797	938	—	2,735

Total liabilities	10,242	7,211	(502)	16,951

Shareowners’ Equity	3,540	10,518	(10,518)	3,540

Total liabilities and shareowners’ equity	$13,782	$17,729	$(11,020)	$20,491

Condensed Consolidating

Statements of Operations

For the Quarter Ended May 21, 2005

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,530	$15,705	$(287)	$17,948
Merchandise costs, including warehousing and transportation	2,116	11,606	(285)	13,437
Operating, general and administrative	475	2,826	—	3,301
Rent	56	149	(2)	203
Depreciation and amortization	25	364	—	389

Operating profit (loss)	(142)	760	—	618
Interest expense	150	9	—	159
Equity in earnings of subsidiaries	489	—	(489)	—

Earnings (loss) before income tax expense	197	751	(489)	459
Income tax expense (benefit)	(97)	262	—	165

Net earnings	$294	$489	$(489)	$294

Condensed Consolidating

Statements of Operations

For the Quarter Ended May 22, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,221	$14,958	$(274)	$16,905
Merchandise costs, including warehousing and transportation	1,730	11,046	(258)	12,518
Operating, general and administrative	474	2,740	—	3,214
Rent	64	164	(16)	212
Depreciation and amortization	40	332	—	372

Operating profit (loss)	(87)	676	—	589
Interest expense	156	16	—	172
Equity in earnings of subsidiaries	412	—	(412)	—

Earnings (loss) before income tax expense	169	660	(412)	417
Income tax expense (benefit)	(94)	248	—	154

Net earnings	$263	$412	$(412)	$263

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended May 21, 2005

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities	$(820)	$1,793	$973

Cash flows from investing activities:
Capital expenditures	(33)	(368)	(401)
Other	9	15	24

Net cash used by investing activities	(24)	(353)	(377)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	6	—	6
Reductions in long-term debt	(459)	(1)	(460)
Proceeds from issuance of capital stock	22	—	22
Treasury stock purchases	(153)	—	(153)
Other	(2)	(18)	(20)
Net change in advances to subsidiaries	1,424	(1,424)	—

Net cash provided (used) by financing activities	838	(1,443)	(605)

Net decrease in cash and temporary cash investments	(6)	(3)	(9)
Cash and temporary cash investments:
Beginning of year	32	112	144

End of quarter	$26	$109	$135

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended May 22, 2004

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities	$(59)	$1,000	$941

Cash flows from investing activities:
Capital expenditures	(27)	(426)	(453)
Other	—	6	6

Net cash used by investing activities	(27)	(420)	(447)

Cash flows from financing activities:
Reductions in long-term debt	(319)	(2)	(321)
Proceeds from issuance of capital stock	15	—	15
Treasury stock purchases	(121)	—	(121)
Other	(5)	(78)	(83)
Net change in advances to subsidiaries	518	(518)	—

Net provided (used) by financing activities	88	(598)	(510)

Net increase (decrease) in cash and temporary cash investments	2	(18)	(16)
Cash and temporary cash investments:
Beginning of year	26	133	159

End of quarter	$28	$115	$143

11. COMMITMENTS AND CONTINGENCIES

The Company continually evaluates contingencies based upon the best available information.

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

Litigation — On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”), which was designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California, violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. Under the Agreement, the Company paid approximately $147 million to the other Retailers. The lawsuit raises claims that could question the validity of those payments, as well as claims that the retailers unlawfully restrained competition. On May 25, 2005, the Court denied a motion for summary judgment filed by the defendants. Ralphs and the other defendants have filed a notice of an interlocutory appeal to the United States Court of Appeals for the Ninth Circuit. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent to the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material effect, favorable or adverse, on the Company’s financial condition, results of operations or cash flows.

Ralphs Grocery Company is the defendant in a group of civil actions initially filed in 2003 and for which a coordination order was issued on January 20, 2004, in The Great Escape Promotion Cases pending in the Superior Court of California, County of Los Angeles, Case No. JCCP No. 4343. The plaintiffs allege that Ralphs violated various laws protecting consumers in connection with a promotion pursuant to which Ralphs offered travel awards to customers. The plaintiffs are seeking to certify a class of several hundred thousand customers who, they allege, were harmed by Ralphs’ inability to fulfill the promotion. In a separate action styled People v. Ralphs Grocery Co., San Diego County Superior Court, Case No. GIC 832986, the California Attorney General brought an action based on similar allegations. Ralphs agreed to and did resolve that matter to the satisfaction of the Attorney General in a Stipulation of Final Judgment providing relief for all customers who, to Ralphs knowledge, had qualified for and sought travel awards under the promotion. Despite having resolved the litigation with the Attorney General, the Company cannot predict the outcome of The Great Escape Promotion Cases nor the dollar amount of damages for which Ralphs may be found additionally liable. Based on the information presently available to the Company, however, management does not believe the ultimate outcome will have a material effect on the Company’s financial condition.

Other matters are described under the heading “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust and civil rights laws, are pending against the Company. Some of these purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in an antitrust case will be automatically trebled. Although it is not possible at this time to evaluate the merits of all these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material adverse effect on the Company’s financial position.

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made adequate provisions therefore. Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material adverse effect on the Company’s financial condition or results of operation.

Guarantees – The Company periodically enters into real estate joint ventures in connection with the development of certain properties. The Company usually sells its interest in such partnerships upon completion of the projects. As of May 21, 2005, the Company was a partner with 50% ownership in two real estate joint ventures for which it has guaranteed approximately $8 of debt incurred by the ventures. Based on the covenants underlying this indebtedness as of May 21, 2005, it is unlikely that the Company will be responsible for repayment of these obligations.

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

The determination of the obligation and expense for the Company’s pension and other post-retirement benefits is dependent on the Company’s selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in the Company’s fiscal 2004 Annual Report on Form 10-K and include, among others, the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

In addition to the $89 contributed to Company-sponsored pension plans in the first quarter of 2005, the Company is required to make cash contributions totaling $53 during the balance of fiscal 2005. The Company may elect to make additional contributions during 2005 in order to maintain its desired funding levels. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed in equal number by employers and unions The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

Based on the most recent information available to it, the Company believes that the present value of actuarial accrued liabilities in most or all of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits. Although underfunding can result in the imposition of excise taxes on contributing employers, increased contributions can reduce underfunding so that excise taxes are not triggered. Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined, in accordance with GAAP.

12. FAIR VALUE INTEREST RATE HEDGES

In 2003, the Company reconfigured a portion of its interest derivative portfolio by terminating six interest rate swap agreements that were accounted for as fair value hedges. Approximately $114 of proceeds received as a result of these terminations were recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt. As of May 21, 2005, the unamortized balances totaled approximately $75.

At the end of the first quarter of 2005, the Company maintained 10 interest rate swap agreements that are being accounted for as fair value hedges. As of May 21, 2005, liabilities totaling $18 have been recorded to reflect the fair value of these new agreements, offset by reductions in the fair value of the underlying debt.

13. SUBSEQUENT EVENTS

On June 23, 2005, the Company’s shareholders approved The Kroger Co. 2005 Long-Term Incentive Plan (the “Plan”). A summary of the Plan is set forth in the Company’s Current Report on Form 8-K filed on June 23, 2005.

On June 28, 2005, Fitch Ratings changed its rating outlook on the Company to negative from stable and affirmed the Company’s long-term credit rating of BBB.

On June 29, 2005, Standard & Poor’s Ratings Services downgraded the Company’s long-term credit rating to BBB- with a stable outlook.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Total sales increased 6.2% and identical sales (as defined below) increased 3.8% with fuel and 2.4% without fuel. Our total sales growth was broad-based across the organization, driven by strong sales at our food stores and fuel centers, improvement in southern California, and a very good performance at our convenience and jewelry stores.

We will continue targeting the areas of our business that our customers have told us are most important to them. By placing the “customer first” we are committed to making sure that every decision we make positively influences the way our customers feel about Kroger.

In southern California, we continue to rebuild our business. Identical sales (as defined below) without fuel at Ralphs and Food 4 Less were both positive in the first quarter and, on a combined basis, increased 1.3% from a year ago. In addition, operating profit at Ralphs and Food 4 Less were in line with our expectations.

On the strength of our first-quarter financial performance, we are raising our earnings estimate for fiscal 2005. We now expect earnings for the full year to exceed $1.24 per fully diluted share, an increase of $0.03 per share from the previous guidance. We expect our 2005 earnings per share growth to be fueled by continued progress in southern California, lower interest expense, and fewer shares outstanding as a result of stock buybacks.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $294 million for the first quarter of 2005, an increase of 11.8% from net earnings of $263 million for the first quarter of 2004. The increase in our net earnings was the result of improvement in southern California and the leveraging of fixed costs by strong identical sales growth.

Earnings per share of $0.40 per diluted share for the first quarter of 2005 represented an increase of 14.3% over net earnings of $0.35 per diluted share for the first quarter of 2004. Earnings per share growth resulted from increased net earnings and the repurchase of Company stock. Over the past four quarters, we have repurchased 20 million shares of the Company’s stock for a total investment of $323 million.

Sales

Total Sales

(In millions)

	First Quarter, 2005	Percentage Increase	First Quarter, 2004	Percentage Increase
Total supermarket sales without fuel	$16,027.0	$3.9%	$15,433.5	2.7%
Total supermarket fuel sales	$925.7	$47.3%	626.2	47.4%

Total supermarket sales	$16,952.7	5.6%	$16,059.7	3.9%
Other sales (1)	995.0	17.8%	844.9	4.8%

Total sales	$17,947.7	6.2%	$16,904.6	3.9%

(1)	Other sales primarily relate to sales at convenience and jewelry stores and sales by our manufacturing plants to outside firms.

The change in our total sales is driven by identical store sales and square footage growth, as well as inflation in fuel and other commodities. Increased customer count and average transaction size in the first quarter of 2005 drove identical store sales increases.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage. Our identical supermarket sales results are summarized in the table below. The identical supermarket dollar figures presented were used to calculate first quarter 2005 percent changes.

Identical Supermarket Sales

(In millions)

	First Quarter
	2005	2004
Including fuel centers	$15,990.5	$15,401.4
Excluding fuel centers	$15,142.4	$14,789.0

Including fuel centers	3.8%	1.3%
Excluding fuel centers	2.4%	0.3%

We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations. Our comparable supermarket sales results are summarized in the table below. The comparable supermarket dollar figures presented were used to calculate the first quarter 2005 percent changes.

Comparable Supermarket Sales

(In millions)

	First Quarter
	2005	2004
Including fuel centers	$16,447.1	$15,757.1
Excluding fuel centers	$15,565.4	$15,137.2

Including fuel centers	4.4%	1.8%
Excluding fuel centers	2.8%	0.8%

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as follows: Sales minus merchandise costs plus Last-In, First-Out (“LIFO”) charge. Merchandise costs include advertising, shrink, warehousing and transportation, but exclude depreciation expenses and rent expense. FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate declined 82 basis points to 25.19% for the first quarter of 2005 from 26.01% for the first quarter of 2004. Of this decline, the effect of fuel sales accounted for a 42 basis point reduction in our FIFO gross margin rate. The declining rate on non-fuel sales reflects our investment in lower retail prices, partially offset by our improvements in shrink.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs. Among other items, rent expense, depreciation and amortization expense, and interest expense are not included in OG&A. OG&A expenses, as a percent of sales, decreased 62 basis points to 18.39% for the first quarter of 2005 from 19.01% for the first quarter of 2004. Of this decline, the effect of fuel sales accounted for a 33 basis point reduction in our OG&A rate. The declining rate on non-fuel sales reflects our strong sales, strong cost control efforts across the Company and lower health care costs, partially offset by increases in loss contingencies for various outstanding legal matters. The 2004 OG&A rate was affected by the southern California labor dispute. OG&A at the supermarket divisions, excluding Ralphs and the effect of fuel, declined nine basis points.

Rent Expense

Rent expense was $203 million, or 1.13% of sales, for the first quarter of 2005, compared to $212 million, or 1.26% of sales, for the first quarter of 2004. The decline in rent expense reflects our emphasis on ownership of real estate combined with continued focus on the closing of underperforming stores.

Depreciation Expense

Depreciation expense was $389 million, or 2.17% of sales, for the first quarter of 2005 compared to $372 million, or 2.20% of sales, for the first quarter of 2004. The decrease in depreciation expense, as a percent of sales, was the result of sales leverage obtained from strong identical sales growth, partially offset by capital investments.

Interest Expense

Interest expense was $159 million and $172 million in the first quarters of 2005 and 2004, respectively. The reduction in interest expense for 2005, when compared to 2004, reflects a $509 million reduction of total debt.

Income Taxes

Our effective income tax rate was 35.9 % for the first quarter of 2005 and 36.9% for the first quarter of 2004. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate due to a reduction of previously recorded tax contingency allowances resulting from a revision of the required allowances based on resolutions with tax authorities during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $973 million of cash from operating activities during the first quarter of 2005 compared to $941 million during the first quarter of 2004. The increase in cash generated by our operating activities was primarily related to increased net earnings and changes in operating assets, partially offset by a cash contribution of $89 million to our Company-sponsored pension plan in the first quarter of 2005.

Net cash used by investing activities

Investing activities used $377 million of cash during the first quarter of 2005 compared to $447 million during the first quarter of 2004. The amount of cash used by investing activities decreased in 2005 versus 2004 due to decreased capital expenditures during the first quarter of 2005.

Net cash used by financing activities

Financing activities used $605 million of cash in the first quarter of 2005 compared to $510 million in the first quarter of 2004. The increase in the amount of cash used by financing activities was the result of increased debt reduction and treasury stock repurchase activity.

Debt Management

As of May 21, 2005, we maintained a $1.8 billion, five-year revolving credit facility that terminates in 2009 and a $700 million five-year credit facility that terminates in 2007. Outstanding borrowings under the credit agreements and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreements. In addition to the credit agreements, we maintain a $75 million money market line, borrowings under which also reduce the amount of funds available under our credit agreements. The money market line borrowings allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreements. As of May 21, 2005, our outstanding credit agreement and commercial paper borrowings totaled $266 million. We had no borrowings under the money market line as of May 21, 2005. The outstanding letters of credit that reduced the funds available under our credit agreements totaled $290 million as of May 21, 2005. We have the ability to refinance these borrowings on a long-term basis, and have presented the amounts accordingly.

At May 21, 2005, we also had a $100 million pharmacy receivable securitization facility that provided capacity incremental to the $2.5 billion credit agreements described above. Funds received under this facility do not reduce funds available under the credit agreements. Collection rights to some of our pharmacy accounts receivable balances are sold to initiate the drawing of funds under the facility. As of May 21, 2005, we had no borrowings under this $100 million facility.

Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. As of May 21, 2005, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases, decreased $509 million to $7.5 billion as of the end of the first quarter of 2005, from $8.0 billion as of the end of the first quarter of 2004. Total debt decreased $467 million as of the end of the first quarter of 2005 from $8.0 billion as of year-end 2004. The decreases in 2005 resulted from the use of cash flow from operations to reduce outstanding debt and lower mark-to-market adjustments.

Common Stock Repurchase Program

During the first quarter of 2005, we invested $153 million to repurchase 9.5 million shares of Kroger stock at an average price of $16.06 per share. These shares were reacquired under two separate stock repurchase programs. The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors in September 2004. The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. In the first quarter of 2005, we purchased approximately 9.0 million shares, totaling $145 million, under our $500 million stock repurchase program and we purchased an additional 0.5 million shares, totaling $7 million, under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises. As of May 21, 2005, we had $208 million remaining under the September 2004 repurchase program.

CAPITAL EXPENDITURES

Capital expenditures excluding acquisitions totaled $401 million for the first quarter of 2005 compared to $453 million for the first quarter of 2004. The decrease reflects our continued emphasis on the tightening of capital and our increasing focus on remodel, merchandising and productivity projects.

During the first quarter of 2005, we opened, acquired, expanded or relocated 14 food stores and also completed 34 within-the-wall remodels. In total, we operated 2,524 supermarkets and multi-department stores at the end of the first quarter of 2005 versus 2,536 food stores in operation at the end of the first quarter of 2004. Total food store square footage increased 2.2%, excluding acquisitions and operational closings, over the first quarter of 2004.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our critical accounting policies are summarized in the Company’s 2004 Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could vary from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, supersedes APB No. 25 and related interpretations and amends SFAS No. 95 “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards.

Prior to the adoption of SFAS No. 123R, we are accounting for share-based compensation expense under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees” and are following the accepted practice of recognizing share-based compensation expense over the explicit vesting period. SFAS No. 123R will require the immediate recognition at the grant date of the full share-based compensation expense for grants to retirement eligible employees, as the explicit vesting period is non-substantive. The estimated effect of applying the explicit vesting period approach versus the non-substantive approach is not material to any period presented. We expect to adopt SFAS No. 123R in the first quarter of fiscal 2006 and expect the adoption to reduce net earnings by $0.04-$0.06 per diluted share during fiscal 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43 Chapter 4” which clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to included costs of idle facilities, excess freight and handling costs and spoilage. SFAS No. 151 will become effective for our fiscal year beginning January 29, 2006. The adoption of SFAS No. 151 is not expected to have a material effect on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-live, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will become effective for our fiscal year beginning January 29, 2006.

FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations” was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is not expected to have a material effect on our Consolidated Financial Statements.

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

•	We expect net earnings in 2005 to exceed $1.24 per diluted share.

•	We expect identical food store sales growth, including southern California and excluding fuel sales, to exceed 2.0% in 2005.

•	We plan to use one-third of cash flow for debt reduction and two-thirds for stock repurchase or payment of a cash dividend.

•	We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•	Capital expenditures reflect our strategy of growth through expansion and acquisition, as well as focusing on productivity increase from our existing store base through remodels. In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements. The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs. We intend to continue using cash flow from operations to finance capital expenditure requirements. We expect capital investment for 2005 to be in the range of $1.6 - $1.8 billion, excluding acquisitions. Total food store square footage is expected to grow at 2-3% before acquisitions and operational closings.

•	Based on current operating trends, we believe that cash flow from operations and other sources of liquidity, including borrowings under our commercial paper program and bank credit facilities, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

•	We expect that our OG&A results will be affected by increased costs, such as health care benefit costs, pension costs and credit card fees, as well as any future labor disputes, offset by improved productivity from process changes, cost savings negotiated in recently completed labor agreements and sales leverage.

•	We expect rent expense, as a percent of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•	We expect that our effective tax rate for 2005 will be approximately 37.5%.

•	We will continue to evaluate under-performing stores. We anticipate operational closings will continue at an above-historical rate.

•	We believe that in 2005 there will be opportunities to reduce our operating costs in such areas as administration, labor, shrink, warehousing and transportation. These savings will be invested in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•	In addition to the $89 we contributed to Company-sponsored pension plans in the first quarter of 2005, we are required to make cash contributions totaling $53 million during the balance of fiscal 2005. We may make additional contributions during 2005 in order to maintain our desired funding levels. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.

•	In 2005, we expect our contributions to multi-employer pension plans to increase approximately 20% over the $180 million contributed in 2004. We expect our contributions to these plans to increase by about 5% each year thereafter.

•	We currently have contract extensions in Atlanta and Roanoke. Those extensions are subject to termination by either party following notice. We are actively pursuing negotiation of new agreements in those market. We remain hopeful, but cannot be certain, that we can reach satisfactory agreements without work stoppages in those markets. In 2005, we have major UFCW contracts expiring in: Columbus, Dallas and Portland (non-food). Teamsters contracts in southern California and one that covers several facilities in the Midwest also expire. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. A work stoppage could have a material effect on our results.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•	Our ability to achieve sales and earnings goals, for the entire Company and southern California in particular, may be affected by: labor disputes; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors; our response to these actions; the state of the economy, including the inflationary and deflationary trends in certain commodities; stock repurchases; and the success of our future growth plans.

•	In addition to the factors identified above, our identical store sales growth could be affected by increases in Kroger private label sales, the effect of our “sister stores” (new stores opened in close proximity to an existing store) and reductions in retail pricing.

•	We have estimated our exposure to the claims and litigation arising in the normal course of business and believe we have made adequate provisions for them where it is reasonably possible to estimate and where we believe an adverse outcome is probable. Adverse outcomes in these matters, however, could result in a reduction in our earnings.

•	The proportion of cash flow used to reduce outstanding debt, repurchase common stock or pay a cash dividend may be affected by the amount of outstanding debt available for pre-payments, changes in borrowing rates and the market price of Kroger common stock.

•	Consolidation in the food industry is likely to continue and the effects on our business, either favorable or unfavorable, cannot be foreseen.

•	Rent expense, which includes subtenant rental income, could be adversely affected by the state of the economy, increased store closure activity and future consolidation.

•	Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or the remaining terms of leases. Use of the straight-line method of depreciation creates a risk that future asset write-offs or potential impairment charges related to store closings would be larger than if an accelerated method of depreciation was followed.

•	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities and the deductibility of certain expenses.

•	We believe the multi-employer pension funds to which we contribute are substantially underfunded, and we believe the effect of that underfunding will be the increased contributions we have projected over the next several years. Should asset values in these funds deteriorate, or if employers withdraw from these funds without providing for their share of the liability, or should our estimates prove to be understated, our contributions could increase more rapidly than we have anticipated.

•	The grocery retail industry continues to experience fierce competition from other traditional food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained profitable growth are considerable, unanticipated actions of competitors could adversely affect our sales.

•	Changes in laws or regulations, including changes in accounting standards, taxation requirements and environmental laws may have a material effect on our financial statements.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth and employment and job growth in the markets in which we operate, may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Changes in our product mix may negatively affect certain financial indicators. For example, we continue to add supermarket fuel centers to our store base. Since gasoline generates low profit margins, including generating decreased margins as the market price increases, we expect to see our FIFO gross profit margins decline as gasoline sales increase. Although this negatively affects our FIFO gross margin, gasoline sales provide a positive effect on operating, general and administrative expenses as a percent of sales.

•	Our ability to integrate any companies we acquire or have acquired, and achieve operating improvements at those companies, will affect our operations.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted or if our logistics and technology projects are not completed in the time frame expected or on budget.

•	Interest expense could be adversely affected by the interest rate environment, changes in the Company’s credit ratings, fluctuations in the amount of outstanding debt, decisions to incur prepayment penalties on the early redemption of debt and any factor that adversely impacts our operations that results in an increase in debt.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, or may decrease the customer demand for certain products. Additionally, increases in the cost of inputs, such as utility costs or raw material costs, could negatively impact financial ratios and earnings.

•	Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass on these increases to our customers, our FIFO gross margin and net earnings will suffer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no other significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the SEC on April 15, 2005, as amended.

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 21, 2005. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

As of January 29, 2005, we did not maintain effective controls over the determination of deferred income tax balances related to a business combination. As of May 21, 2005, we have fully remediated this material weakness in internal control over financial reporting. Specifically, we implemented controls over the processes and procedures in calculating deferred income tax liabilities related to the business combination to ensure that the deferred income tax liabilities and allocated goodwill were fairly stated in accordance with generally accepted accounting principles.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Litigation — On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”), which was designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California, violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. Under the Agreement, the Company paid approximately $147 million to the other Retailers. The lawsuit raises claims that could question the validity of those payments, as well as claims that the retailers unlawfully restrained competition. On May 25, 2005, the Court denied a motion for summary judgment filed by the defendants. Ralphs and the other defendants have filed a notice of an interlocutory appeal to the United States Court of Appeals for the Ninth Circuit. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent to the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material effect, favorable or adverse, on the Company’s financial condition, results of operations or cash flows.

Ralphs Grocery Company is the defendant in a group of civil actions initially filed in 2003 and for which a coordination order was issued on January 20, 2004, in The Great Escape Promotion Cases pending in the Superior Court of California, County of Los Angeles, Case No. JCCP No. 4343. The plaintiffs allege that Ralphs violated various laws protecting consumers in connection with a promotion pursuant to which Ralphs offered travel awards to customers. The plaintiffs are seeking to certify a class of several hundred thousand customers who, they allege, were harmed by Ralphs’ inability to fulfill the promotion. In a separate action styled People v. Ralphs Grocery Co., San Diego County Superior Court, Case No. GIC 832986, the California Attorney General brought an action based on similar allegations. Ralphs agreed to and did resolve that matter to the satisfaction of the Attorney General in a Stipulation of Final Judgment providing relief for all customers who, to Ralphs knowledge, had qualified for and sought travel awards under the promotion. Despite having resolved the litigation with the Attorney General, the Company cannot predict the outcome of The Great Escape Promotion Cases nor the dollar amount of damages for which Ralphs may be found additionally liable. Based on the information presently available to the Company, however, management does not believe the ultimate outcome will have a material effect on the Company’s financial condition.

Other matters are described under the heading “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust and civil rights laws, are pending against the Company. Some of these purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in an antitrust case will be automatically trebled. Although it is not possible at this time to evaluate the merits of all these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material adverse effect on the Company’s financial position.

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made adequate provisions therefore. Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material adverse effect on the Company’s financial condition or results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On March 4, 2005, the Company issued 245,163 shares of common stock to the Resnik Family Trust of 1996; on March 9, 2005, the Company issued 11,847 shares of common stock to Linda McLoughlin Figel and 39,977 shares of common stock to the Lawrence and Yvette Kalantari Revocable Trust; on March 10, 2005, the Company issued 14,040 shares of common stock to Darren W. Karst; on March 11, 2005, the Company issued 58,875 shares of common stock to the Lawrence and Yvette Kalantari Revocable Trust; on March 14, 2005, the Company issued 23,431 shares of common stock to Darren W. Karst; and on March 21, 2005, the Company issue 22,690 shares of common stock to the Robert I. Bernstein Revocable Trust. These shares were issued upon conversion of warrants issued pursuant to a Warrant Agreement dated May 23, 1996. The original warrants were issued in a private placement transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The conversion of the warrants into common stock was an exempt exchange under Section 3(a)(9) of the Securities Act. The Company received no proceeds from the issuance of the common stock.

(c)

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in millions)
First four weeks
January 30, 2005 to February 26, 2005	975,000	$17.38	975,000	$336

Second four weeks
February 27, 2005 to March 26, 2005	1,825,000	$16.34	1,825,000	$306

Third four weeks
March 27, 2005 to April 23, 2005	3,325,000	$15.73	3,325,000	$254

Fourth four weeks
April 24, 2005 to May 21, 2005	3,380,000	$15.85	2,905,000	$208

Total	9,505,000	$16.06	9,030,000	$208

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of 2005 contains four 28-day periods.
(2)	Shares were repurchased under (i) a $500 million stock repurchase program, authorized by the Board of Directors on September 2004, and (ii) a program authorized in December 1999 to repurchase common stock to reduce dilution resulting from our employee stock option plans, a program which is limited based on proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.
(3)	Amounts shown in this column reflect amounts remaining under the $500 million stock repurchase program referenced in Note 2 above. Amounts remaining under the program seeking to reduce dilution resulting from stock option exercises are not determinable.

Item 6. Exhibits.

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

THE KROGER CO.

Dated: June 29, 2005	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: June 29, 2005	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -	Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Company’s Regulations are incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

Exhibit 4.1 -	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

Exhibit 32.1 -	Section 1350 Certifications

Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.