Form 10-Q
period 2005-08-13
KROGER CO
filed 2005-09-21
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 13, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

There were 724,866,659 shares of Common Stock ($1 par value) outstanding as of September 16, 2005.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 13, 2005	August 14, 2004	August 13, 2004	August 14, 2004
Sales	$13,865	$12,980	$31,813	$29,885

Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	10,464	9,721	23,907	22,244
Operating, general and administrative	2,528	2,434	5,824	5,642
Rent	145	154	348	366
Depreciation and amortization	294	290	682	662

Operating Profit	434	381	1,052	971
Interest expense	121	152	280	325

Earnings before income tax expense	313	229	772	646
Income tax expense	117	87	282	241

Net earnings	$196	$142	$490	$405

Net earnings per basic common share	$0.27	$0.19	$0.68	$0.55

Average number of common shares used in basic calculation	722	737	725	739

Net earnings per diluted common share	$0.27	$0.19	$0.67	$0.54

Average number of common shares used in diluted calculation	730	744	731	747

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	August 13, 2005	January 29, 2005
ASSETS
Current assets
Cash – In stores	$129	$144
Cash – Temporary cash investments	250	—

Total Cash	379	144

Deposits in-transit	510	506
Receivables	641	661
Receivables - Taxes	—	167
FIFO Inventory	4,642	4,729
LIFO Credit	(392)	(373)
Prefunded employee benefits	—	300
Prepaid and other current assets	264	272

Total current assets	6,044	6,406
Property, plant and equipment, net	11,435	11,497
Goodwill	2,192	2,191
Other assets and investments	417	397

Total Assets	$20,088	$20,491

LIABILITIES
Current liabilities
Current portion of long-term debt, at face value, including obligations under capital leases and financing obligations	$295	$71
Accounts payable	3,421	3,598
Accrued salaries and wages	649	659
Deferred income taxes	267	267
Other current liabilities	1,875	1,721

Total current liabilities	6,507	6,316

Long-term debt including obligations under capital leases and financing obligations:
Long-term debt, at face value, including obligations under capital leases and financing obligations	6,879	7,830
Adjustment to reflect fair value interest rate hedges (Note 11)	47	70

Long-term debt including obligations under capital leases and financing obligations	6,926	7,900

Deferred income taxes	911	939
Other long-term liabilities	1,849	1,796

Total Liabilities	16,193	16,951

Commitments and Contingencies (Note 10)

SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 924 shares issued in 2005 and 918 shares issued in 2004	924	918
Additional paid-in capital	2,482	2,432
Accumulated other comprehensive loss	(200)	(202)
Accumulated earnings	4,026	3,541
Common stock in treasury, at cost, 201 shares in 2005 and 190 shares in 2004	(3,337)	(3,149)

Total Shareowners’ Equity	3,895	3,540

Total Liabilities and Shareowners’ Equity	$20,088	$20,491

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Two Quarters Ended
	August 13, 2005	August 14, 2004
Cash Flows From Operating Activities:
Net earnings	$490	$405
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	682	662
LIFO charge	19	19
Deferred income taxes	(28)	102
Other	30	(3)
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Inventories	88	78
Receivables	20	82
Deposits in-transit	(3)	82
Prepaid expenses	300	286
Accounts payable	(135)	62
Accrued expenses	59	(87)
Accrued income taxes	303	143
Contribution to company-sponsored pension plans	(107)	(14)
Long-term liabilities	74	(13)

Net cash provided by operating activities	1,792	1,804

Cash Flows From Investing Activities:
Capital expenditures, excluding acquisitions	(672)	(848)
Proceeds from sale of assets	42	46
Payments for acquisitions, net of cash acquired	—	(25)
Other	(16)	10

Net cash used by investing activities	(646)	(817)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	6	—
Payments on long-term debt	(43)	(800)
Borrowings (payments) on bank revolver	(694)	4
Financing charges incurred	—	(4)
Increase (decrease) in book overdrafts	(44)	(69)
Proceeds from issuance of capital stock	55	19
Treasury stock purchases	(191)	(169)

Net cash used by financing activities	(911)	(1,019)

Net decrease in cash and temporary cash investments	235	(32)
Cash and temporary cash investments:
Beginning of year	144	159

End of quarter	$379	$127

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$298	$377
Cash paid (refunded) during the year for income taxes	$5	$(7)
Non-cash changes related to purchase acquisitions:
Fair value of assets acquired	$—	$18
Goodwill recorded	$—	$7
Liabilities assumed	$—	$1

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

The unaudited information included in the Consolidated Financial Statements for the second quarter and two quarters ended August 13, 2005 and August 14, 2004 include the results of operations of the Company for the 12-week and 28-week periods then ended.

Vendor Allowances

The Company recognizes all vendor allowances as a reduction in merchandise costs when the related product is sold. In most cases, vendor allowances are applied to the related product by item, and therefore reduce the carrying value of inventory by item. When it is not practicable to allocate vendor allowances to the product by item, vendor allowances are recognized as a reduction in merchandise costs based on inventory turns and recognized as the product is sold.

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

The following table summarizes accrual activity for future lease obligations of stores closed in the normal course of business.

	Future Lease Obligations
	2005	2004
Balance at beginning of year	$65	$35
Additions	8	21
Payments	(5)	(5)
Adjustments	(3)	—

Balance at end of Second Quarter	$65	$51

In addition, the Company also maintains a $56 liability for facility closure costs for locations closed in California prior to the Fred Meyer merger, a $14 liability relating to a charitable contribution required as a result of the Fred Meyer merger and a $11 liability for store closing costs related to two distinct, formalized plans that coordinated the closing of several locations over relatively short periods of time in 2000 and 2001.

2. STOCK OPTION PLANS

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of the grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company also makes restricted stock awards. Compensation expense included in net earnings for restricted stock awards totaled approximately $1 and $2, after-tax, for the second quarter of 2005 and 2004, respectively. Restricted stock expense totaled $3 and $5, after-tax, for the first two quarters of 2005 and 2004, respectively. The Company’s stock option plans are more fully described in the Company’s fiscal 2004 Annual Report on Form 10-K.

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share as if compensation cost for all options had been determined based on the fair market value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Second Quarter		Year-To-Date
	2005	2004	2005	2004
Net earnings, as reported	$196	$142	$490	$405
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	1	2	3	5
Subtract: Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefits	(10)	(8)	(18)	(21)

Pro forma net earnings	$187	$136	$475	$389

Net earnings per basic common share, as reported	$0.27	$0.19	$0.68	$0.55
Pro forma earnings per basic common share	$0.26	$0.18	$0.66	$0.53

Net earnings per diluted common share, as reported	$0.27	$0.19	$0.67	$0.54
Pro forma earnings per diluted common share	$0.26	$0.18	$0.65	$0.52

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

The weighted average fair value of options granted during 2005 and 2004 was $7.64 per share granted and $7.91 per share granted, respectively. The Company uses a risk-free interest rate based upon the yield of a treasury note maturing at a date that approximates the option’s expected term.

3. DEBT OBLIGATIONS

Long-term debt consists of:

	August 13, 2005	January 29, 2005
Credit Facility and Commercial Paper borrowings	$—	$694
4.95% to 8.92% Senior Notes and Debentures due through 2031	6,391	6,391
5.00% to 10.23% mortgages due in varying amounts through 2017	210	218
Other	185	202

Total debt, excluding capital leases and financing obligations	6,786	7,505

Less current portion	(270)	(46)

Total long-term debt, excluding capital leases and financing obligations	$6,516	$7,459

4. COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Second Quarter Ended		Year-To-Date
	August 13, 2005	August 14, 2004	August 13, 2005	August 14, 2004
Net earnings	$196	$142	$490	$405
Unrealized gain (loss) on hedging activities, net of tax(1)	1	—	2	—

Comprehensive income	$197	$142	$492	$405

(1)	Amount is net of tax of $1 for the second quarter of 2005 and $1 for the first two quarters of 2005.

During 2005, other comprehensive income consisted of reclassifications of previously deferred losses on cash flow hedges into net earnings as well as market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet dates.

5. BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the second quarter of 2005 and 2004.

	Second Quarter
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$28	$25	$3	$2
Interest cost	28	26	5	5
Expected return on plan assets	(30)	(28)	—	—
Amortization of:
Transition asset	—	—	—	—
Prior service cost	1	5	(2)	(1)
Actuarial (gain) loss	6	2	1	—

Net periodic benefit cost	$33	$30	$7	$6

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first two quarters of 2005 and 2004:

	Year-To-Date
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$66	$59	$6	$5
Interest cost	65	61	11	12
Expected return on plan assets	(69)	(66)	—	—
Amortization of:
Transition asset	—	—	—	—
Prior service cost	3	3	(4)	(3)
Actuarial (gain) loss	14	5	1	—

Net periodic benefit cost	$79	$62	$14	$14

In addition to the $107 contributed to the Company-sponsored pension plans in the first two quarters of 2005, the Company is required to make cash contributions totaling $36 during the balance of fiscal 2005. The Company may elect to make additional contributions during 2005 in order to maintain its desired funding status, as described in Note 12, Subsequent Events.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded, in accordance with GAAP.

6. INCOME TAXES

The effective income tax rate was 36.5% for the first two quarters of 2005 and 37.3% for the first two quarters of 2004. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate due to a reduction of previously recorded tax contingency allowances resulting from a revision of the required allowances based on resolutions with tax authorities during the quarters.

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

The following table provides a reconciliation of earnings before the cumulative effect of an accounting change and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share:

	Second Quarter Ended August 13, 2005			Second Quarter Ended August 14, 2004
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per basic common share	$196	722	$0.27	$142	737	$0.19
Dilutive effect of stock options and warrants		8			7

Earnings per diluted common share	$196	730	$0.27	$142	744	$0.19

	Two Quarters Ended August 13, 2005			Two Quarters Ended August 14, 2004
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per basic common share	$490	725	$0.68	$405	739	$0.55
Dilutive effect of stock options and warrants		6			8

Earnings per diluted common share	$490	731	$0.67	$405	747	$0.54

The Company had options outstanding for approximately 24 shares and 33 shares during the second quarters of 2005 and 2004, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share. For the first two quarters of 2005 and 2004, the Company had options outstanding for approximately 26 and 30 shares, respectively, that were excluded from the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will become effective for the Company’s fiscal year beginning January 29, 2006.

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

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination.” EITF No. 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 further requires that leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term shall be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 became effective for the Company’s fiscal quarter beginning August 14, 2005. The adoption of EITF No. 05-6 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

9. GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At August 13, 2005, a total of approximately $6.3 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

The following tables present summarized financial information as of August 13, 2005, and January 29, 2005, and for the second quarters ended, and the two quarters ended, August 13, 2005 and August 14, 2004:

Condensed Consolidating

Balance Sheets

As of August 13, 2005

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$23	$356	$—	$379
Deposits in-transit	66	444	—	510
Accounts receivable	503	640	(502)	641
Net inventories	421	3,829	—	4,250
Prepaid and other current assets	69	195	—	264

Total current assets	1,082	5,464	(502)	6,044

Property, plant and equipment, net	1,298	10,137	—	11,435
Goodwill	56	2,136	—	2,192
Other assets and investments	548	(131)	—	417
Investment in and advances to subsidiaries	10,445	—	(10,445)	—

Total assets	$13,429	$17,606	$(10,947)	$20,088

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$295	$—	$—	$295
Accounts payable	203	3,720	(502)	3,421
Other current liabilities	242	2,549	—	2,791

Total current liabilities	740	6,269	(502)	6,507

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	6,849	30	—	6,879
Adjustment to reflect fair value interest rate hedges	47	—	—	47

Long-term debt including obligations under capital leases and financing obligations	6,896	30	—	6,926

Other long-term liabilities	1,898	862	—	2,760

Total liabilities	9,534	7,161	(502)	16,193

Shareowners’ Equity	3,895	10,445	(10,445)	3,895

Total liabilities and shareowners’ equity	$13,429	$17,606	$(10,947)	$20,088

Condensed Consolidating

Balance Sheets

As of January 29, 2005

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$32	$112	$—	$144
Deposits in-transit	20	486	—	506
Accounts receivable	583	747	(502)	828
Net inventories	415	3,941	—	4,356
Prepaid and other current assets	275	297	—	572

Total current assets	1,325	5,583	(502)	6,406

Property, plant and equipment, net	1,277	10,220	—	11,497
Goodwill	20	2,171	—	2,191
Other assets and investments	642	(245)	—	397
Investment in and advances to subsidiaries	10,518	—	(10,518)	—

Total assets	$13,782	$17,729	$(11,020)	$20,491

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$71	$—	$—	$71
Accounts payable	188	3,912	(502)	3,598
Other current liabilities	319	2,328	—	2,647

Total current liabilities	578	6,240	(502)	6,316

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	7,797	33	—	7,830
Adjustment to reflect fair value interest rate hedges	70	—	—	70

Long-term debt including obligations under capital leases and financing obligations	7,867	33	—	7,900

Other long-term liabilities	1,797	938	—	2,735

Total liabilities	10,242	7,211	(502)	16,951

Shareowners’ Equity	3,540	10,518	(10,518)	3,540

Total liabilities and shareowners’ equity	$13,782	$17,729	$(11,020)	$20,491

Condensed Consolidating

Statements of Operations

For the Quarter Ended August 13, 2005

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$1,959	$12,123	$(217)	$13,865
Merchandise costs, including warehousing and transportation	1,511	9,168	(215)	10,464
Operating, general and administrative	393	2,135	—	2,528
Rent	33	114	(2)	145
Depreciation and amortization	17	277	—	294

Operating profit	5	429	—	434
Interest expense	118	3	—	121
Equity in earnings of subsidiaries	279	—	(279)	—

Earnings (loss) before income tax expense	166	426	(279)	313
Income tax expense (benefit)	(30)	147	—	117

Net earnings	$196	$279	$(279)	$196

Condensed Consolidating

Statements of Operations

For the Quarter Ended August 14, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,172	$11,045	$(237)	$12,980
Merchandise costs, including warehousing and transportation	1,824	8,122	(225)	9,721
Operating, general and administrative	320	2,114	—	2,434
Rent	42	124	(12)	154
Depreciation and amortization	19	271	—	290

Operating profit (loss)	(33)	414	—	381
Interest expense	155	(3)	—	152
Equity in earnings of subsidiaries	260	—	(260)	—

Earnings (loss) before income tax expense	72	417	(260)	229
Income tax expense (benefit)	(70)	157	—	87

Net earnings	$142	$260	$(260)	$142

Condensed Consolidating

Statements of Operations

For the Two Quarters Ended August 13, 2005

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$4,489	$27,828	$(504)	$31,813
Merchandise costs, including warehousing and transportation	3,632	20,775	(500)	23,907
Operating, general and administrative	862	4,962	—	5,824
Rent	89	263	(4)	348
Depreciation and amortization	42	640	—	682

Operating profit (loss)	(136)	1,188	—	1,052
Interest expense	274	6	—	280
Equity in earnings of subsidiaries	768	—	(768)	—

Earnings (loss) before income tax expense	358	1,182	(768)	772
Income tax expense (benefit)	(132)	414		282

Net earnings	$490	$768	$(768)	$490

Condensed Consolidating

Statements of Operations

For the Two Quarters Ended August 14, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$4,393	$26,003	$(511)	$29,885
Merchandise costs, including warehousing and transportation	3,554	19,173	(483)	22,244
Operating, general and administrative	804	4,838	—	5,642
Rent	96	298	(28)	366
Depreciation and amortization	59	603	—	662

Operating profit (loss)	(120)	1,091	—	971
Interest expense	311	14	—	325
Equity in earnings of subsidiaries	672	—	(672)	—

Earnings (loss) before income tax expense	241	1,077	(672)	646
Income tax expense (benefit)	(164)	405	—	241

Net earnings	$405	$672	$(672)	$405

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended August 13, 2005

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$839	$953	$1,792

Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(65)	(607)	(672)
Other	10	16	26

Net cash used by investing activities	(55)	(591)	(646)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	6	—	6
Payments on long-term debt	(40)	(3)	(43)
Payments on bank revolver	(694)	—	(694)
Proceeds from issuance of capital stock	55	—	55
Treasury stock purchases	(191)	—	(191)
Other	(2)	(42)	(44)
Net change in advances to subsidiaries	73	(73)	—

Net cash used by financing activities	(793)	(118)	(911)

Net increase (decrease) in cash	(9)	244	235
Cash:
Beginning of year	32	112	144

End of quarter	$23	$356	$379

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended August 14, 2004

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$283	$1,521	$1,804

Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(78)	(770)	(848)
Other	—	31	31

Net cash used by investing activities	(78)	(739)	(817)

Cash flows from financing activities:

Payments on long-term debt	(717)	(83)	(800)
Borrowings on bank revolver	4	—	4
Proceeds from issuance of capital stock	19	—	19
Treasury stock purchases	(169)	—	(169)
Other	(32)	(41)	(73)
Net change in advances to subsidiaries	687	(687)	—

Net cash used by financing activities	(208)	(811)	(1,019)

Net decrease in cash	(3)	(29)	(32)
Cash:
Beginning of year	26	133	159

End of quarter	$23	$104	$127

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

Litigation — On September 8, 2005, the Los Angeles City Attorney’s office filed a misdemeanor complaint against a subsidiary of the Company, Ralphs Grocery Company (People v. Ralphs Grocery Company, Superior Court of California, County of Los Angeles, Case No. 5CR02616) regarding alleged violations of the California Water Code. Ralphs operates a system at one store location to treat groundwater within an underground basement because of the presence of naturally occurring petroleum associated with the nearby La Brea tar pits, which system is subject to a discharge permit issued by the California Regional Water Quality Control Board (“Board”). The misdemeanor complaint alleges that Ralphs violated California Water Code Section 13387(a)(2) in connection with its obligations under the permit. Ralphs Grocery Company has been advised that the Los Angeles City Attorney’s office also intends to file a civil complaint against Ralphs in the Superior Court of California, City of Los Angeles, under California Business and Professions Code Section 17200, alleging other violations of the same discharge permit. The Company does not expect that the ultimate resolution of these matters by either settlement or litigation will have a material effect on the Company’s financial condition, results of operations or cash flows.

On March 30, 2005, the United States District Court for the Northern District of Illinois rendered a decision in an action (Central States, Southeast and Southwest Areas Pension Fund et al. v. The Kroger Co.) alleging that the Company has failed to make contributions to a multi-employer pension fund in connection with certain employees the Company had viewed as exempt from the contribution requirement. The Court’s decision was adverse to the Company’s position, resulting in an order that would require payments of approximately $13 million. A related decision, also adverse to the Company, was appealed to the United States Court of Appeals for the Seventh Circuit. On July 26, 2005, the Company resolved both of these actions through execution of a settlement agreement.

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

Guarantees – The Company periodically enters into real estate joint ventures in connection with the development of certain properties. The Company usually sells its interest in such partnerships upon completion of the projects. As of August 13, 2005, the Company was a partner with 50% ownership in two real estate joint ventures for which it has guaranteed approximately $7 of debt incurred by the ventures. Based on the covenants underlying this indebtedness as of August 13, 2005, it is unlikely that the Company will be responsible for repayment of these obligations.

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

In addition to the $107 contributed to Company-sponsored pension plans in the first two quarters of 2005, the Company is required to make cash contributions totaling $36 during the balance of fiscal 2005. The Company may elect to make additional contributions during 2005 in order to maintain its desired funding levels, as described in Note 12, Subsequent Events. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.

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

Based on the most recent information available to it, the Company believes that the present value of actuarial accrued liabilities in most or all of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits. Because the Company is only one of a number of employers contributing to these plans, it is difficult to ascertain what the Company’s “share” of the underfunding would be, although we anticipate the Company’s contributions to these plans will increase each year. Although underfunding can result in the imposition of excise taxes on contributing employers, increased contributions can reduce underfunding so that excise taxes are not triggered. Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined, in accordance with GAAP.

11. FAIR VALUE INTEREST RATE HEDGES

In 2003, the Company reconfigured a portion of its interest derivative portfolio by terminating six interest rate swap agreements that were accounted for as fair value hedges. Approximately $114 of proceeds received as a result of these terminations were recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt. As of August 13, 2005, the unamortized balances totaled approximately $71.

At the end of the second quarter of 2005, the Company maintained 10 interest rate swap agreements that are being accounted for as fair value hedges. As of August 13, 2005, liabilities totaling $25 have been recorded to reflect the fair value of these new agreements, offset by reductions in the fair value of the underlying debt.

12. SUBSEQUENT EVENTS

On September 14, 2005, the Company made a cash contribution totaling $140 to its Company-sponsored pension plans, of which $36 was required. The Company expects the additional $104 contribution will reduce its minimum required contributions in future years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Second quarter total sales increased 6.8% and identical supermarket sales (as defined below) increased 5.1% with fuel and 3.4% without fuel. This growth continues a very good trend and was broad-based across all of the country and all major categories of products. The strongest categories included grocery, produce, drug and general merchandise and fuel, including both dollars and gallons. Identical sales growth is a core part of Kroger’s strategy.

Kroger’s business strategy is squarely aimed at consistently meeting the needs of our customers through service, selection and value. In the second quarter, our associates continued to focus on improving the shopping experience for our customers. This commitment to placing the “customer first” helped drive growth in customer traffic and average transaction size.

Our business in southern California, which includes Ralphs and Food 4 Less stores, continued to improve in the second quarter. Identical supermarket sales in that region, without fuel, continued to grow with a 2.9% increase over the prior-year period. Our recovery in southern California remains on track.

On the strength of Kroger’s year-to-date financial performance, we are affirming our earnings estimate for fiscal 2005. We expect earnings for the full year to exceed $1.24 per fully diluted share. We expect this earnings growth to be driven by continued progress in southern California, improved results from the balance of the Company, lower interest expense, and fewer shares outstanding as a result of buybacks. In addition, we expect identical supermarket sales for the second half of 2005, including southern California and excluding fuel, to exceed 3.0%.

The estimates above do not include the effect of Hurricane Katrina, as it is too early to fully understand the effect, whether favorable or unfavorable, that the storm and its aftermath will have on our results for the balance of the year.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $196 million for the second quarter of 2005, an increase of 38.0% from net earnings of $142 million for the second quarter of 2004. Net earnings totaled $490 million for the first two quarters of 2005, an increase of 21.0% from net earnings of $405 million for the first two quarters of 2004. The increase in our net earnings was the result of improvement in southern California and the leveraging of fixed costs by strong identical sales growth.

Earnings per share of $0.27 per diluted share for the second quarter of 2005 represented an increase of 42.1% over net earnings of $0.19 per diluted share for the second quarter of 2004. Earnings per share of $0.67 per diluted share for the first two quarters of 2005 represented an increase of 24.1% over net earnings of $0.54 per diluted share for the first two quarters of 2004. Earnings per share growth resulted from increased net earnings and the repurchase of Company stock. Over the past four quarters, we have repurchased 21 million shares of the Company’s stock for a total investment of $342 million.

Sales

Total Sales

(In millions)

	Second Quarter				Year-To-Date
	2005	Percentage Increase	2004	Percentage Increase	2005	Percentage Increase	2004	Percentage Increase
Total supermarket sales without fuel	$12,229.2	4.5%	$11,697.5	2.6%	$28,256.2	4.1%	$27,131.0	2.6%
Total supermarket fuel sales	$819.8	47.9%	554.4	70.6%	1,745.5	47.8%	1,180.6	59.0%

Total supermarket sales	$13,049.0	6.5%	$12,251.9	4.5%	$30,001.7	6.0%	28,311.6	4.1%
Other sales (1)	816.3	12.0%	728.6	17.1%	1,811.3	15.1%	1,573.5	10.2%

Total sales	$13,865.3	6.8%	$12,980.5	5.1%	$31,813.0	6.5%	29,885.1	4.4%

(1)	Other sales primarily relate to sales at convenience and jewelry stores and sales by our manufacturing plants to outside firms.

The change in our total sales was primarily the result of identical store sales increases, square footage growth, and increased fuel gallons, as well as inflation in fuel and other commodities. Increased customer count and average transaction size in the first two quarters of 2005 were primarily responsible for our increases in identical supermarket sales, excluding fuel.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage. Our identical supermarket sales results are summarized in the table below. The identical supermarket dollar figures presented were used to calculate second quarter 2005 percent changes.

Identical Supermarket Sales

(In millions)

	Second Quarter
	2005	2004
Including fuel centers	$12,410.5	$11,807.2
Excluding fuel centers	$11,649.1	$11,268.0

Including fuel centers	5.1%	2.1%
Excluding fuel centers	3.4%	0.6%

We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations. Our comparable supermarket sales results are summarized in the table below. The comparable supermarket dollar figures presented were used to calculate the first quarter 2005 percent changes.

Comparable Supermarket Sales

(In millions)

	Second Quarter
	2005	2004
Including fuel centers	$12,765.9	$12,077.6
Excluding fuel centers	$11,973.5	$11,529.8

Including fuel centers	5.7%	2.7%
Excluding fuel centers	3.8%	1.1%

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as follows: Sales minus merchandise costs plus Last-In, First-Out (“LIFO”) charge. Merchandise costs include advertising, warehousing and transportation, but exclude depreciation expenses and rent expense. FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate declined 59 basis points to 24.59% for the second quarter of 2005 from 25.18% for the second quarter of 2004. Excluding the effect of fuel sales, our FIFO gross margin rate increased 10 basis points for the second quarter of 2005 compared to the second quarter of 2004. The growth in our fuel sales lowers our FIFO gross margin rate due to the very low FIFO gross margin rate on fuel sales as compared to non-fuel sales. Our FIFO gross margin rate for the second quarter, excluding the effect of fuel sales, reflects our continued investment in targeted retail price reductions that were positively offset by good expense control and shrink (i.e., product losses due to theft and spoilage) improvements in the grocery and drug and general merchandise categories.

Our FIFO gross margin rate declined 72 basis points to 24.91% for the first two quarters of 2005 from 25.63% for the first two quarters of 2004. Of this decline, the effect of fuel sales accounted for a 54 basis point reduction in our FIFO gross margin rate.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs. Among other items, rent expense, depreciation and amortization expense, and interest expense are not included in OG&A. OG&A expenses, as a percent of sales, decreased 52 basis points to 18.23% for the second quarter of 2005 from 18.75% for the second quarter of 2004. Of this decline, the effect of fuel sales accounted for a 30 basis point reduction in our OG&A rate. The growth in our fuel sales lowers our OG&A rate due to the very low OG&A rate on fuel sales as compared to non-fuel sales. The declining rate on non-fuel sales was primarily the result of our continued recovery in southern California, strong sales, labor productivity improvements and lower health care costs. These improvements were partially offset by increased pension costs, credit card fees and incentive plan expenses.

OG&A expenses, as a percent of sales, decreased 57 basis points to 18.31% for the first two quarters of 2005 from 18.88% for the first two quarters of 2004. Of this decline, fuel sales accounted for a 31 basis point reduction in our OG&A rate. In addition to the items affecting the second quarter 2005 rate, the year-to-date declining rate on non-fuel sales was negatively affected by increased loss contingencies for various outstanding legal matters.

Rent Expense

Rent expense was $145 million, or 1.04% of sales, for the second quarter of 2005, compared to $154 million, or 1.19% of sales, for the second quarter of 2004. For the year-to-date period, rent expense, as a percent of total sales, was 1.09% and 1.23% for 2005 and 2004, respectively. The decline in rent expense reflects our emphasis on ownership of real estate combined with continued focus on the closing of underperforming stores.

Depreciation Expense

Depreciation expense was $294 million, or 2.12% of total sales, for the second quarter of 2005 compared to $290 million, or 2.23% of total sales, for the second quarter of 2004. Depreciation expense was $682 million, or 2.15% of total sales, for the first two quarters of 2005 compared to $662 million, or 2.21% of total sales, for the first two quarters of 2004. The decrease in depreciation expense, as a percent of sales, was the result of sales leverage obtained from strong identical supermarket sales growth and improved efficiency in capital investment.

Interest Expense

Interest expense was $121 million, or 0.87% of total sales, and $152 million, or 1.17% of total sales, in the second quarters of 2005 and 2004, respectively. For the year-to-date period, interest expense was $280 million, or 0.88% of total sales, in 2005 and $325 million, or 1.09% of total sales in 2004, respectively. The reduction in interest expense for 2005, when compared to 2004, reflects a $24.7 million prepayment premium paid in the second quarter of 2004 as the result of the call of our $750 million, 7.375% bonds and a $333 million reduction of total debt.

Income Taxes

Our effective income tax rate was 37.4% for the second quarter of 2005 and 37.9% for the second quarter of 2004. For the year-to-date period, our effective income tax rate was 36.5% in 2005 and 37.3% in 2004, respectively. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate due to a reduction of previously recorded tax contingency allowances resulting from a revision of the required allowances based on resolutions with tax authorities during the quarters.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $1.8 billion of cash from operating activities during the first two quarters of 2005 and 2004. Although we generated more cash in 2005, the increase in cash generated by our net earnings was offset by a cash contribution of $107 million to our Company-sponsored pension plan in the first two quarters of 2005 compared to a $14 million cash contribution during the first two quarters of 2004.

Net cash used by investing activities

Investing activities used $646 million of cash during the first two quarters of 2005 compared to $817 million during the first two quarters of 2004. The amount of cash used by investing activities decreased in 2005 versus 2004 due to decreased capital expenditures during the first two quarters of 2005.

Net cash used by financing activities

Financing activities used $911 million of cash in the first two quarters of 2005 compared to $1,019 million in the first two quarters of 2004. The decrease in the amount of cash used by financing activities was the result of decreased debt reduction and an increase in the amount of cash proceeds from the issuance of capital stock, partially offset by increases in treasury stock repurchases.

Debt Management

As of August 13, 2005, we maintained a $1.8 billion, five-year revolving credit facility that terminates in 2009 and a $700 million five-year credit facility that terminates in 2007. Outstanding borrowings under the credit agreements and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreements. In addition to the credit agreements, we maintain a $75 million money market line, borrowings under which also reduce the amount of funds available under our credit agreements. The money market line borrowings allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreements. As of August 13, 2005, we had no commercial paper borrowings under our credit agreement. In addition, we had no borrowings under the money market line as of August 13, 2005. The outstanding letters of credit that reduced the funds available under our credit agreements totaled $289 million as of August 13, 2005.

At August 13, 2005, we also had a $100 million pharmacy receivable securitization facility that provided capacity incremental to the $2.5 billion credit agreements described above. Funds received under this facility do not reduce funds available under the credit agreements. Collection rights to some of our pharmacy accounts receivable balances are sold to initiate the drawing of funds under the facility. As of August 13, 2005, we had no borrowings under this $100 million facility.

Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. As of August 13, 2005, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases, decreased $333 million to $7.2 billion as of the end of the second quarter of 2005, from $7.6 billion as of the end of the second quarter of 2004. Total debt decreased $750 million as of the end of the second quarter of 2005 from $8.0 billion as of year-end 2004. The decreases in 2005 resulted from the use of cash flow from operations to reduce outstanding debt and lower mark-to-market adjustments.

Common Stock Repurchase Program

During the second quarter of 2005, we invested $38 million to repurchase 2.2 million shares of Kroger stock at an average price of $17.53 per share. For the first two quarters of 2005, we invested $191 million to repurchase 11.7 million shares of Kroger stock at an average price of $16.33 per share. These shares were reacquired under two separate stock repurchase programs. The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors in September 2004. The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. During the first two quarters of 2005, we purchased approximately 11.2 million shares, totaling $184 million, under our $500 million stock repurchase program and we purchased an additional 0.5 million shares, totaling $7 million, under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises. As of August 13, 2005, we had approximately $170 million remaining under the September 2004 repurchase program.

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions, totaled $272 million for the second quarter of 2005 compared to $395 million for the second quarter of 2004. Year-to-date, capital expenditures, excluding acquisitions, totaled $672 million in 2005 and $848 million in 2004. The decrease reflects our continued emphasis on the tightening of capital and our increasing focus on remodel, merchandising and productivity projects.

During the second quarter of 2005, we opened, acquired, expanded or relocated 14 food stores and also completed 21 within-the-wall remodels. In total, we operated 2,515 supermarkets and multi-department stores at the end of the second quarter of 2005 versus 2,530 food stores in operation at the end of the second quarter of 2004. Total food store square footage increased 0.9% over the second quarter of 2004. Excluding acquisitions and operational closings, total food store square footage increased 2.2% over the second quarter of 2004.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our critical accounting policies are summarized in the Company’s 2004 Annual Report on Form 10-K, as amended.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will become effective for our fiscal year beginning January 29, 2006.

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

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination.” EITF No. 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 further requires that leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term shall be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 became effective for our fiscal quarter beginning August 14, 2005. We do not expect the adoption of EITF No. 05-6 to have a material effect on the Company’s Consolidated Financial Statements.

OUTLOOK

This discussion and analysis contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected change in net earnings; identical sales growth; expected pension plan contributions; our ability to generate operating cash flow; projected capital expenditures; square footage growth; opportunities to reduce costs; cash flow requirements; and our operating plan for the future; and are indicated by words such as “comfortable,” “committed,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” “will,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

•	We expect net earnings in fiscal 2005 to exceed $1.24 per diluted share.

•	We expect identical food store sales growth, including southern California and excluding fuel sales, to exceed 3.0% in for the second half of 2005.

•	We plan to use one-third of cash flow for debt reduction and two-thirds for stock repurchase or payment of a cash dividend.

•	We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•	Capital expenditures reflect our strategy of growth through expansion and acquisition, as well as focusing on productivity increase from our existing store base through remodels. In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements. The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs. We intend to continue using cash flow from operations to finance capital expenditure requirements. We expect capital investment for 2005 to be in the range of $1.4 - $1.6 billion, excluding acquisitions. Total food store square footage is expected to grow at 2-3% before acquisitions and operational closings.

•	Based on current operating trends, we believe that cash flow from operations and other sources of liquidity, including borrowings under our commercial paper program and bank credit facilities, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

•	We expect that our OG&A results will be affected by increased costs, such as utilities, pension costs and credit card fees, as well as any future labor disputes, offset by improved productivity from process changes, cost savings negotiated in recently completed labor agreements and leverage gained through sales increases.

•	We expect rent expense, as a percent of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•	We expect that our effective tax rate for 2005 will be approximately 36.5%.

•	We will continue to evaluate under-performing stores. We anticipate operational closings will continue at an above-historical rate.

•	We believe that in 2005 there will be opportunities to reduce our operating costs in such areas as administration, labor, shrink, warehousing and transportation. These savings will be invested in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•	In addition to the $107 million we contributed to Company-sponsored pension plans in the first two quarters of 2005, we contributed an additional $140 million to our Company sponsored pension plans on September 14, 2005, of which $36 million was required. We expect the additional $104 million contribution to reduce our minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any future contributions.

•	In 2005, we expect our contributions to multi-employer pension plans to increase approximately 20% over the $180 million contributed in 2004. We expect our contributions to these plans to increase by about 5% each year thereafter.

•	We currently have labor contract extensions in Atlanta and Roanoke. Those extensions are subject to termination by either party following notice. We are actively pursuing negotiation of new agreements in those markets. We remain hopeful, but cannot be certain, that we can reach satisfactory agreements without work stoppages in those markets. In the second half of 2005, we have major UFCW contracts expiring in Columbus and Dallas. In addition, a Teamsters contract in southern California and one that covers several facilities in the Midwest expire in September. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. A work stoppage could have a material effect on our results.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•	Our ability to achieve sales and earnings goals, for the entire Company and southern California in particular, may be affected by: labor disputes; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors; our response to these actions; the state of the economy, including the inflationary and deflationary trends in certain commodities; stock repurchases; and the success of our future growth plans.

•	In addition to the factors identified above, our identical store sales growth could be affected by increases in Kroger private label sales, the effect of our “sister stores” (new stores opened in close proximity to an existing store) and reductions in retail pricing.

•	We have estimated our exposure to the claims and litigation arising in the normal course of business and believe we have made adequate provisions for them where it is reasonably possible to estimate and where we believe an adverse outcome is probable. Adverse outcomes in these matters, however, could result in a reduction in our earnings.

•	The proportion of cash flow used to reduce outstanding debt, repurchase common stock or pay a cash dividend may be affected by the amount of outstanding debt available for pre-payments, changes in borrowing rates and the market price of Kroger common stock.

•	Consolidation in the food industry is likely to continue and the effects on our business, either favorable or unfavorable, cannot be foreseen.

•	Rent expense, which includes subtenant rental income, could be adversely affected by the state of the economy, increased store closure activity and future consolidation.

•	Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or the remaining terms of leases. Use of the straight-line method of depreciation creates a risk that future asset write-offs or potential impairment charges related to store closings would be larger than if an accelerated method of depreciation was followed.

•	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities and the deductibility of certain expenses.

•	We believe the multi-employer pension funds to which we contribute are substantially underfunded, and we believe the effect of that underfunding will be the increased contributions we have projected over the next several years. Should asset values in these funds deteriorate, or if employers withdraw from these funds without providing for their share of the liability, or should our estimates prove to be understated, our contributions could increase more rapidly than we have anticipated.

•	The grocery retail industry continues to experience fierce competition from other traditional food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained profitable growth are considerable, unanticipated actions of competitors could adversely affect our sales.

•	Changes in laws or regulations, including changes in accounting standards, taxation requirements and environmental laws may have a material effect on our financial statements.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth and employment and job growth in the markets in which we operate, may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Changes in our product mix may negatively affect certain financial indicators. For example, we continue to add supermarket fuel centers to our store base. Since gasoline generates low profit margins, including generating decreased margins as the market price increases, we expect to see our FIFO gross profit margins decline as gasoline sales increase. Although this negatively affects our FIFO gross margin, gasoline sales provide a positive effect on operating, general and administrative expenses as a percent of sales.

•	Our ability to integrate any companies we acquire or have acquired, and achieve operating improvements at those companies, will affect our operations.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if we are unable to complete construction projects, including remodels, in a timely fashion, if development costs vary from those budgeted or if our logistics and technology projects are not completed in the time frame expected or on budget.

•	Interest expense could be adversely affected by the interest rate environment, changes in the Company’s credit ratings, fluctuations in the amount of outstanding debt, decisions to incur prepayment penalties on the early redemption of debt and any factor that adversely impacts our operations that results in an increase in debt.

•	Our estimated expense of $0.04 - $0.06 per diluted share, from the adoption of SFAS No. 123-R, requiring the expensing of stock options, could vary if the assumptions that we used to calculate the expense prove to be inaccurate or are changed. We anticipate expensing stock options during our next fiscal year, as GAAP as currently in effect would require us to do so; however, if the accounting pronouncements change prior to our implementation, we may elect not to do so.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, or may decrease the customer demand for certain products. Additionally, increases in the cost of inputs, such as fuel costs, utility costs, or raw material costs, could negatively impact financial ratios and earnings.

•	The estimates above do not include the effect of Hurricane Katrina, as it is too early to fully understand the effect, whether favorable or unfavorable, that the storm and its aftermath will have on our results.

•	Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass on these increases to our customers, our FIFO gross margin and net earnings will suffer.

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

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 13, 2005. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended August 13, 2005, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Litigation — On September 8, 2005, the Los Angeles City Attorney’s office filed a misdemeanor complaint against a subsidiary of the Company, Ralphs Grocery Company (People v. Ralphs Grocery Company, Superior Court of California, County of Los Angeles, Case No. 5CR02616) regarding alleged violations of the California Water Code. Ralphs operates a system at one store location to treat groundwater within an underground basement because of the presence of naturally occurring petroleum associated with the nearby La Brea tar pits, which system is subject to a discharge permit issued by the California Regional Water Quality Control Board (“Board”). The misdemeanor complaint alleges that Ralphs violated California Water Code Section 13387(a)(2) in connection with its obligations under the permit. Ralphs Grocery Company has been advised that the Los Angeles City Attorney’s office also intends to file a civil complaint against Ralphs in the Superior Court of California, City of Los Angeles, under California Business and Professions Code Section 17200, alleging other violations of the same discharge permit. The Company does not expect that the ultimate resolution of these matters by either settlement or litigation will have a material effect on the Company’s financial condition, results of operations or cash flows.

On March 30, 2005, the United States District Court for the Northern District of Illinois rendered a decision in an action (Central States, Southeast and Southwest Areas Pension Fund et al. v. The Kroger Co.) alleging that the Company has failed to make contributions to a multi-employer pension fund in connection with certain employees the Company had viewed as exempt from the contribution requirement. The Court’s decision was adverse to the Company’s position, resulting in an order that would require payments of approximately $13 million. A related decision, also adverse to the Company, was appealed to the United States Court of Appeals for the Seventh Circuit. On July 26, 2005, the Company resolved both of these actions through execution of a settlement agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in millions)
First four weeks
May 22, 2005 to June 18, 2005	1,400,000	$16.79	1,400,000	$184

Second four weeks
June 19, 2005 to July 16, 2005	616,377	$18.42	565,000	$174

Third four weeks
July 17, 2005 to August 13, 2005	252,386	$19.66	200,000	$170

Total	2,268,763	$17.53	2,165,000	$170

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of 2005 contains three 28-day periods.
(2)	Shares were repurchased under (i) a $500 million stock repurchase program, authorized by the Board of Directors on September 2004, and (ii) a program authorized in December 1999 to repurchase common stock to reduce dilution resulting from our employee stock option plans, a program which is limited based on proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.
(3)	Amounts shown in this column reflect amounts remaining under the $500 million stock repurchase program referenced in Note 2 above. Amounts remaining under the program seeking to reduce dilution resulting from stock option exercises are not determinable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	June 23, 2005 – Annual Meeting

(c)	The shareholders elected five directors to serve until the annual meeting in 2008, or until their successors have been elected and qualified, and ratified the selection of PricewaterhouseCoopers LLP, as the Company’s independent registered public accounting firm for 2005. The shareholders approved a resolution to adopt the 2005 Long-Term Incentive Plan, defeated a shareholder proposal to eliminate a super-majority provision that requires approval by 75% of the outstanding shares to amend, alter, change or repeal certain provisions of the Company’s Regulations (for failure to receive the required super-majority vote), defeated a shareholder proposal requiring the Board of Directors to provide a report to shareholders on the feasibility of requiring the Company’s chicken suppliers to phase in controlled-atmosphere killing, and adopted a resolution requesting the Board of Directors to seek shareholder approval for severance agreements with senior executives that provide benefits in an amount exceeding 2.99 times the sum of the executive’s average compensation over the preceding five years.

To Serve Until 2008			For	Withheld
Robert D. Beyer			378,461,780	264,246,064
John T. LaMacchia			347,383,797	295,324,047
Edward M. Liddy			345,898,542	296,809,302
Katherine D. Ortega			347,299,110	295,408,734
Bobby S. Shackouls			378,498,615	264,209,229

		For	Against	Withheld
PricewaterhouseCoopers LLP		627,433,209	9,732,564	5,539,071
2005 Long-Term Incentive Plan		522,140,734	60,120,607	7,662,959

	For	Against	Withheld	Broker Non- Votes
Shareholder proposal (amend Company’s Regulations)	446,150,083	136,960,645	6,813,572	52,788,113
Shareholder proposal (chicken supplier requirements)	54,364,377	453,227,181	82,332,742	52,788,113
Shareholder proposal (shareholder approval of executive severance agreements)	334,679,022	248,534,632	6,710,646	52,788,113

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

EXHIBIT 10.1 – Material Contracts – 2005 Deferred Compensation Plan for Independent Directors

EXHIBIT 10.2 – 2005 Executive Deferred Compensation Plan

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

THE KROGER CO.

Dated: September 21, 2005	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: September 21, 2005	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1-	Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Company’s Regulations are incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

Exhibit 4.1 -	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 10.1	Material Contracts – 2005 Deferred Compensation Plan for Independent Directors

Exhibit 10.2	2005 Executive Deferred Compensation Plan

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

Exhibit 32.1 -	Section 1350 Certifications

Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.