Form 10-Q/A
period 2005-08-13
KROGER CO
filed 2005-09-26
CIK 56873

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

EXPLANATORY NOTE:

This Amendment No. 1 to Form 10-Q is filed solely to correct a typographical error in a heading on the Consolidated Statements of Operations in Part I, Item 1. The text in the third column has been corrected from August 13, 2004 to August 13, 2005.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 13, 2005	August 14, 2004	August 13, 2005	August 14, 2004
Sales	$13,865	$12,980	$31,813	$29,885

Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	10,464	9,721	23,907	22,244
Operating, general and administrative	2,528	2,434	5,824	5,642
Rent	145	154	348	366
Depreciation and amortization	294	290	682	662

Operating Profit	434	381	1,052	971
Interest expense	121	152	280	325

Earnings before income tax expense	313	229	772	646
Income tax expense	117	87	282	241

Net earnings	$196	$142	$490	$405

Net earnings per basic common share	$0.27	$0.19	$0.68	$0.55

Average number of common shares used in basic calculation	722	737	725	739

Net earnings per diluted common share	$0.27	$0.19	$0.67	$0.54

Average number of common shares used in diluted calculation	730	744	731	747

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

PART II—OTHER INFORMATION

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

*EXHIBIT 10.1 – Material Contracts – 2005 Deferred Compensation Plan for Independent Directors

*EXHIBIT 10.2 – 2005 Executive Deferred Compensation Plan

EXHIBIT 31.1 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

EXHIBIT 31.2 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

EXHIBIT 32.1 – Section 1350 Certifications

*EXHIBIT 99.1 – Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: September 26, 2005	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: September 26, 2005	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1-	Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Company’s Regulations are incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

Exhibit 4.1 -	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

*Exhibit 10.1	Material Contracts – 2005 Deferred Compensation Plan for Independent Directors

*Exhibit 10.2	2005 Executive Deferred Compensation Plan

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

Exhibit 32.1 -	Section 1350 Certifications

*Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

* Previously filed.