Form 10-Q
period 2005-11-05
KROGER CO
filed 2005-12-15
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 5, 2005

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

There were 725,483,410 shares of Common Stock ($1 par value) outstanding as of December 9, 2005.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 5, 2005	November 6, 2004	November 5, 2005	November 6, 2004
Sales	$14,020	$12,854	$45,833	$42,739
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	10,596	9,639	34,503	31,883
Operating, general and administrative	2,556	2,433	8,380	8,075
Rent	166	158	514	525
Depreciation and amortization	287	287	969	949

Operating Profit	415	337	1,467	1,307
Interest expense	114	117	394	442

Earnings before income tax expense	301	220	1,073	865
Income tax expense	116	77	397	317

Net earnings	$185	$143	$676	$548

Net earnings per basic common share	$0.26	$0.19	$0.93	$0.74

Average number of common shares used in basic calculation	724	736	725	738
Net earnings per diluted common share	$0.25	$0.19	$0.92	$0.73

Average number of common shares used in diluted calculation	732	742	731	746

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	November 5, 2005	January 29, 2005
ASSETS
Current assets
Cash – In stores	$137	$144
Cash – Temporary cash investments	100	—

Total Cash	237	144

Deposits in-transit	562	506
Receivables	664	661
Receivables - Taxes	—	167
FIFO Inventory	5,186	4,729
LIFO Credit	(400)	(373)
Prefunded employee benefits	—	300
Property held for sale	98	23
Prepaid and other current assets	226	249

Total current assets	6,573	6,406
Property, plant and equipment, net	11,381	11,497
Goodwill	2,192	2,191
Other assets and investments	431	397

Total Assets	$20,577	$20,491

LIABILITIES
Current liabilities
Current portion of long-term debt, at face value, including obligations under capital leases and financing obligations	$639	$71
Accounts payable	3,763	3,598
Deferred income taxes	267	267
Other current liabilities	2,548	2,380

Total current liabilities	7,217	6,316

Long-term debt including obligations under capital leases and financing obligations:
Long-term debt, at face value, including obligations under capital leases and financing obligations	6,596	7,830
Adjustment to reflect fair value interest rate hedges (Note 11)	25	70

Long-term debt including obligations under capital leases and financing obligations	6,621	7,900

Deferred income taxes	879	939
Other long-term liabilities	1,777	1,796

Total Liabilities	16,494	16,951

Commitments and Contingencies (Note 10)

SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 926 shares issued in 2005 and 918 shares issued in 2004	926	918
Additional paid-in capital	2,494	2,432
Accumulated other comprehensive loss	(199)	(202)
Accumulated earnings	4,211	3,541
Common stock in treasury, at cost, 201 shares in 2005 and 190 shares in 2004	(3,349)	(3,149)

Total Shareowners’ Equity	4,083	3,540

Total Liabilities and Shareowners’ Equity	$20,577	$20,491

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Three Quarters Ended
	November 5, 2005	November 6, 2004
Cash Flows From Operating Activities:
Net earnings	$676	$548
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	969	949
LIFO charge	27	31
Deferred income taxes	(62)	143
Other	35	34
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Inventories	(457)	(492)
Receivables	(3)	20
Deposits in-transit	(56)	12
Prepaid expenses	321	314
Accounts payable	344	331
Accrued expenses	122	(60)
Accrued income taxes	346	153
Contribution to company-sponsored pension plans	(300)	(35)
Long-term liabilities	87	100

Net cash provided by operating activities	2,049	2,048

Cash Flows From Investing Activities:
Capital expenditures, excluding acquisitions	(1,011)	(1,280)
Proceeds from sale of assets	61	58
Other	(22)	7

Net cash used by investing activities	(972)	(1,215)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	13	—
Payments on long-term debt	(61)	(777)
Borrowings (payments) on bank revolver	(629)	263
Financing charges incurred	—	(5)
Debt prepayment costs	—	(25)
Decrease in book overdrafts	(181)	(102)
Proceeds from issuance of capital stock	76	33
Treasury stock purchases	(202)	(249)

Net cash used by financing activities	(984)	(862)

Net increase (decrease) in cash and temporary cash investments	93	(29)

Cash and temporary cash investments:
Beginning of year	144	159

End of quarter	$237	$130

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$442	$516
Cash paid during the year for income taxes	$112	$4

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

The unaudited information included in the Consolidated Financial Statements for the third quarter and three quarters ended November 5, 2005 and November 6, 2004 include the results of operations of the Company for the 12-week and 40-week periods then ended.

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

Store Closing and Other Expense Allowances

All closed store liabilities related to exit or disposal activities initiated after December 31, 2002, are accounted for in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company provides for closed store liabilities relating to the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The Company estimates the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed stores. The closed store lease liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years. Adjustments to closed store liabilities primarily relate to changes in subtenant income and lease buyouts. Adjustments are made for changes in estimates in the period in which the change becomes known. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period.

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

The following table summarizes accrual activity for future lease obligations of stores closed in the normal course of business.

	Future Lease Obligations
	2005	2004
Balance at beginning of year	$65	$35
Additions	19	23
Payments	(11)	(7)
Adjustments	(4)	3

Balance at end of Third Quarter	$69	$54

In addition, the Company maintains a $54 liability for facility closure costs for locations closed in California prior to the Fred Meyer merger, a $14 liability relating to a charitable contribution required as a result of the Fred Meyer merger and a $9 liability for store closing costs related to two distinct, formalized plans that coordinated the closing of several locations over relatively short periods of time in 2000 and 2001.

2. STOCK OPTION PLANS

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of the grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company also makes restricted stock awards. Compensation expense included in net earnings for restricted stock awards totaled approximately $1 and $1, after-tax, for the third quarters of 2005 and 2004, respectively. Restricted stock expense totaled $4 and $6, after-tax, for the first three quarters of 2005 and 2004, respectively. The Company’s stock option plans are more fully described in the Company’s fiscal 2004 Annual Report on Form 10-K.

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share as if compensation cost for all options had been determined based on the fair market value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation.

	Third Quarter		Year-To-Date
	2005	2004	2005	2004
Net earnings, as reported	$185	$143	$676	$548
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	1	1	4	6
Subtract: Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefits	(9)	(10)	(26)	(35)

Pro forma net earnings	$177	$134	$654	$519

Net earnings per basic common share, as reported	$0.26	$0.19	$0.93	$0.74
Pro forma earnings per basic common share	$0.25	$0.18	$0.90	$0.70

Net earnings per diluted common share, as reported	$0.25	$0.19	$0.92	$0.73
Pro forma earnings per diluted common share	$0.24	$0.18	$0.89	$0.70

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

3. DEBT OBLIGATIONS

Long-term debt consists of:

	November 5, 2005	January 29, 2005
Credit Facility and Commercial Paper borrowings	$65	$694
4.95% to 8.92% Senior Notes and Debentures due through 2031	6,391	6,391
5.00% to 10.23% mortgages due in varying amounts through 2017	213	218
Other	177	202

Total debt, excluding capital leases and financing obligations	6,846	7,505

Less current portion	(613)	(46)

Total long-term debt, excluding capital leases and financing obligations	$6,233	$7,459

4. COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Third Quarter Ended		Year-To-Date
	November 5, 2005	November 6, 2004	November 5, 2005	November 6, 2004
Net earnings	$185	$143	$676	$548
Unrealized gain (loss) on hedging activities, net of tax(1)	1	—	3	—

Comprehensive income	$186	$143	$679	$548

(1)	Amount is net of tax of $1 for the third quarter of 2005 and $2 for the first three quarters of 2005.

During 2005, other comprehensive income consisted of reclassifications of previously deferred losses on cash flow hedges into net earnings as well as market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet dates.

5. BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the third quarter of 2005 and 2004.

	Third Quarter
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$26	$26	$3	$3
Interest cost	27	26	5	5
Expected return on plan assets	(31)	(28)	—	—
Amortization of:
Transition asset	—	—	—	—
Prior service cost	1	1	(2)	(2)
Actuarial (gain) loss	7	2	—	—

Net periodic benefit cost	$30	$27	$6	$6

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first three quarters of 2005 and 2004:

	Year-To-Date
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$92	$85	$9	$8
Interest cost	92	87	16	17
Expected return on plan assets	(100)	(94)	—	—
Amortization of:
Transition asset	—	—	—	—
Prior service cost	4	4	(6)	(5)
Actuarial (gain) loss	21	7	1	—

Net periodic benefit cost	$109	$89	$20	$20

The Company contributed $300 to the Company-sponsored pension plans in the first three quarters of 2005 and may elect to make additional contributions during 2005 in order to maintain its desired funding status.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded, in accordance with SFAS No. 87, Employers’ Accounting for Pensions.

6. INCOME TAXES

The effective income tax rate was 37.0% for the first three quarters of 2005 and 36.7% for the first three quarters of 2004. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate due to a reduction of previously recorded tax contingency allowances resulting from a revision of the required allowances based on resolutions with tax authorities during the quarters and the third quarter effect of certain legal expenses that were not deductible for tax purposes.

7. EARNINGS PER COMMON SHARE

Earnings per basic common share equals net earnings divided by the weighted average number of common shares outstanding. Earnings per diluted common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options, restricted stock and warrants.

The following table provides a reconciliation of net earnings and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share:

	Third Quarter Ended November 5, 2005			Third Quarter Ended November 6, 2004
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per basic common share	$185	724	$0.26	$143	736	$0.19
Dilutive effect of stock options and warrants		8			6

Earnings per diluted common share	$185	732	$0.25	$143	742	$0.19

	Three Quarters Ended November 5, 2005			Three Quarters Ended November 6, 2004
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per basic common share	$676	725	$0.93	$548	738	$0.74
Dilutive effect of stock options and warrants		6			8

Earnings per diluted common share	$676	731	$0.92	$548	746	$0.73

The Company had options outstanding for approximately 24 shares and 39 shares during the third quarters of 2005 and 2004, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share. For the first three quarters of 2005 and 2004, the Company had options outstanding for approximately 25 and 31 shares, respectively, that were excluded from the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, supersedes APB No. 25 and related interpretations and amends SFAS No. 95 Statement of Cash Flows. The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43 Chapter 4 which clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs and spoilage. SFAS No. 151 will become effective for the Company’s fiscal year beginning January 29, 2006. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will become effective for the Company’s fiscal year beginning January 29, 2006.

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

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination.” EITF No. 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 further requires that leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term shall be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 became effective for the Company’s fiscal quarter beginning August 14, 2005. The adoption of EITF No. 05-6 did not have a material effect on the Company’s Consolidated Financial Statements.

In October 2005, the FASB issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 requires rental costs associated with building or ground leases incurred during a construction period to be recognized as rental expense and is effective for the first reporting period beginning after December 15, 2005. In addition, FSP FAS 13-1 requires lessees to cease capitalizing rental costs as of December 15, 2005 for operating lease agreements entered into prior to December 15, 2005. Early adoption is permitted. The Company was already in compliance with the provisions of FSP FAS 13-1, therefore it will have no effect on the Company’s Consolidated Financial Statements.

9. GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At November 5, 2005, a total of approximately $6.3 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

The following tables present summarized financial information as of January 29, 2005 and for the third quarters ended, and the three quarters ended, November 5, 2005 and November 6, 2004:

Condensed Consolidating

Balance Sheets

As of November 5, 2005

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$25	$212	$—	$237
Deposits in-transit	60	502	—	562
Accounts receivable	501	665	(502)	664
Net inventories	408	4,378	—	4,786
Prepaid and other current assets	69	255	—	324

Total current assets	1,063	6,012	(502)	6,573

Property, plant and equipment, net	1,303	10,078	—	11,381
Goodwill	56	2,136	—	2,192
Other assets and investments	548	(117)	—	431
Investment in and advances to subsidiaries	10,719	—	(10,719)	—

Total assets	$13,689	$18,109	$(11,221)	$20,577

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$639	$—	$—	$639
Accounts payable	193	4,072	(502)	3,763
Other current liabilities	241	2,574	—	2,815

Total current liabilities	1,073	6,646	(502)	7,217

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	6,596	—	—	6,596
Adjustment to reflect fair value interest rate hedges	25	—	—	25

Long-term debt including obligations under capital leases and financing obligations	6,621	—	—	6,621
Other long-term liabilities	1,912	744	—	2,656

Total liabilities	9,606	7,390	(502)	16,494

Shareowners’ Equity	4,083	10,719	(10,719)	4,083

Total liabilities and shareowners’ equity	$13,689	$18,109	$(11,221)	$20,577

Condensed Consolidating

Balance Sheets

As of January 29, 2005

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$32	$112	—	$144
Deposits in-transit	20	486	—	506
Accounts receivable	583	747	(502)	828
Net inventories	415	3,941	—	4,356
Prepaid and other current assets	275	297	—	572

Total current assets	1,325	5,583	(502)	6,406

Property, plant and equipment, net	1,277	10,220	—	11,497
Goodwill	20	2,171	—	2,191
Other assets and investments	642	(245)	—	397
Investment in and advances to subsidiaries	10,518	—	(10,518)	—

Total assets	$13,782	$17,729	$(11,020)	$20,491

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$71	$—	$—	$71
Accounts payable	188	3,912	(502)	3,598
Other current liabilities	319	2,328	—	2,647

Total current liabilities	578	6,240	(502)	6,316

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	7,797	33	—	7,830
Adjustment to reflect fair value interest rate hedges	70	—	—	70

Long-term debt including obligations under capital leases and financing obligations	7,867	33	—	7,900
Other long-term liabilities	1,797	938	—	2,735

Total liabilities	10,242	7,211	(502)	16,951
Shareowners’ Equity	3,540	10,518	(10,518)	3,540

Total liabilities and shareowners’ equity	$13,782	$17,729	$(11,020)	$20,491

Condensed Consolidating

Statements of Operations

For the Quarter Ended November 5, 2005

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,013	$12,164	$(157)	$14,020
Merchandise costs, including warehousing and transportation	1,541	9,210	(155)	10,596
Operating, general and administrative	389	2,167	—	2,556
Rent	34	134	(2)	166
Depreciation and amortization	62	225	—	287

Operating profit (loss)	(13)	428	—	415
Interest expense	113	1	—	114
Equity in earnings of subsidiaries	381	—	(381)	—

Earnings (loss) before income tax expense	255	427	(381)	301
Income tax expense (benefit)	70	46	—	116

Net earnings	$185	$381	$(381)	$185

Condensed Consolidating

Statements of Operations

For the Quarter Ended November 6, 2004

	The Kroger Co.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$1,611	$11,516	$12	$(285)	$12,854
Merchandise costs, including warehousing and transportation	1,306	8,606	—	(273)	9,639
Operating, general and administrative	374	2,062	(3)	—	2,433
Rent	28	142	—	(12)	158
Depreciation and amortization	23	262	2	—	287

Operating profit (loss)	(120)	444	13	—	337
Interest expense	105	6	6	—	117
Equity in earnings of subsidiaries	317	—	—	(317)	—

Earnings (loss) before income tax expense	92	438	7	(317)	220
Income tax expense (benefit)	(51)	126	2	—	77

Net earnings	$143	$312	$5	$(317)	$143

Condensed Consolidating

Statements of Operations

For the Three Quarters Ended November 5, 2005

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,502	$39,992	$(661)	$45,833
Merchandise costs, including warehousing and transportation	5,173	29,985	(655)	34,503
Operating, general and administrative	1,251	7,129	—	8,380
Rent	123	397	(6)	514
Depreciation and amortization	104	865	—	969

Operating profit (loss)	(149)	1,616	—	1,467
Interest expense	387	7	—	394
Equity in earnings of subsidiaries	1,149	—	(1,149)	—

Earnings (loss) before income tax expense	613	1,609	(1,149)	1,073
Income tax expense (benefit)	(63)	460	—	397

Net earnings	$676	$1,149	$(1,149)	$676

Condensed Consolidating

Statements of Operations

For the Three Quarters Ended November 6, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,004	$37,531	$(796)	$42,739
Merchandise costs, including warehousing and transportation	4,861	27,778	(756)	31,883
Operating, general and administrative	1,163	6,912	—	8,075
Rent	140	425	(40)	525
Depreciation and amortization	82	867	—	949

Operating profit (loss)	(242)	1,549	—	1,307
Interest expense	415	27	—	442
Equity in earnings of subsidiaries	989	—	(989)	—

Earnings (loss) before income tax expense	332	1,522	(989)	865
Income tax expense (benefit)	(216)	533		317

Net earnings	$548	$989	$(989)	$548

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended November 5, 2005

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,071	$978	$2,049
Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(125)	(886)	(1,011)
Other	17	22	39

Net cash used by investing activities	(108)	(864)	(972)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	13	—	13
Payments on long-term debt	(28)	(33)	(61)
Payments on bank revolver	(629)	—	(629)
Proceeds from issuance of capital stock	76	—	76
Treasury stock purchases	(202)	—	(202)
Other	1	(182)	(181)
Net change in advances to subsidiaries	(201)	201	—

Net cash used by financing activities	(970)	(14)	(984)

Net increase (decrease) in cash	(7)	100	93
Cash:
Beginning of year	32	112	144

End of quarter	$25	$212	$237

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended November 6, 2004

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$481	$1,567	$2,048
Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(136)	(1,144)	(1,280)
Other	17	48	65

Net cash used by investing activities	(119)	(1,096)	(1,215)

Cash flows from financing activities:
Payments on long-term debt	(777)	—	(777)
Borrowings on bank revolver	256	7	263
Proceeds from issuance of capital stock	33	—	33
Treasury stock purchases	(249)	—	(249)
Other	(32)	(100)	(132)
Net change in advances to subsidiaries	403	(403)	—

Net cash used by financing activities	(366)	(496)	(862)

Net decrease in cash	(4)	(25)	(29)
Cash:
Beginning of year	26	133	159

End of quarter	$22	$108	$130

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

Litigation — On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”), which was designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California, violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. Under the Agreement, the Company paid approximately $147 to the other Retailers. The lawsuit raises claims that could question the validity of those payments, as well as claims that the retailers unlawfully restrained competition. On May 25, 2005, the Court denied a motion for a summary judgment filed by the defendants. Ralphs and the other defendants filed a notice of an interlocutory appeal to the United States Court of Appeals for the Ninth Circuit. On November 29, 2005, the appellate court dismissed the appeal. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent to the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material effect, favorable or adverse, on the Company’s financial condition, results of operations or cash flows.

The United States Attorney’s Office for the Central District of California is investigating the hiring practices of Ralphs Grocery Company (“Ralphs”), a wholly-owned subsidiary of The Kroger Co., during the labor dispute from October 2003 through February 2004. Among the matters under investigation is whether some locked-out employees were allowed or encouraged to work under false identities or false Social Security numbers, despite Company policy forbidding such conduct. A grand jury has convened to consider whether such acts violated federal criminal statutes. The Company expects that Ralphs will be indicted on charges that its conduct violated federal law. In addition, these alleged practices are the subject of claims that Ralphs’ conduct of the lockout was unlawful, and that Ralphs is liable under the National Labor Relations Act (“NLRA”). The Los Angeles Regional Office of the National Labor Relations Board (“NLRB”) has notified the charging parties that all charges alleging that Ralphs’ lockout violated the NLRA have been dismissed. That decision is being appealed by the charging parties to the General Counsel of the NLRB. The amounts potentially claimed in both the criminal and the NLRB matter are substantial, but based on the information presently available to the Company, management does not expect the ultimate resolution of this matter to have a material effect on the financial condition of the Company.

On September 8, 2005, the Los Angeles City Attorney’s office filed a misdemeanor complaint against a subsidiary of the Company, Ralphs Grocery Company (People v. Ralphs Grocery Company, Superior Court of California, County of Los Angeles, Case No. 5CR02616) regarding alleged violations of the California Water Code. Ralphs operates a system at one store location to treat groundwater within an underground basement because of the presence of naturally occurring petroleum associated with the nearby La Brea tar pits, which system is subject to a discharge permit issued by the California Regional Water Quality Control Board. On December 1, 2005, Ralphs executed a civil consent judgment under which the misdemeanor complaint is to be dismissed and Ralphs will pay a civil penalty.

On November 24, 2004, the Company was notified by the office of the United States Attorney for the District of Colorado that the Drug Enforcement Agency (“DEA”) had referred a matter to it for investigation regarding alleged violation of the Controlled Substances Act by the Company’s King Soopers division. The government alleges that ineffective controls and procedures, as well as improper record keeping, permitted controlled substances to be diverted from pharmacies operated by King Soopers. As a result of these allegations, the Company has retained a consultant to assist it in reviewing its policies and procedures, record keeping and training in its pharmacies, and is taking corrective action, as warranted. On October 20, 2005, the Company resolved this matter by agreeing to pay a $7 civil penalty, agreeing to implement a comprehensive compliance program, and agreeing to an additional $3 payment if it fails to comply with the compliance program.

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

Guarantees – The Company periodically enters into real estate joint ventures in connection with the development of certain properties. The Company usually sells its interest in such partnerships upon completion of the projects. As of November 5, 2005, the Company was a partner with 50% ownership in two real estate joint ventures for which it has guaranteed approximately $11 of debt incurred by the ventures. Based on the covenants underlying this indebtedness as of November 5, 2005, it is unlikely that the Company will be responsible for repayment of these obligations.

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

The Company contributed $300 to its Company-sponsored pension plans in the first three quarters of 2005. The Company expects these contributions to reduce its minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions. While the Company has no required contributions due in 2006, the Company expects to make voluntary contributions to Company-sponsored pension plans totaling approximately $100 - $150 during fiscal 2006.

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

Based on the most recent information available to it, the Company believes that the present value of actuarial accrued liabilities in most or all of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits. Because the Company is only one of a number of employers contributing to these plans, it is difficult to ascertain what the Company’s “share” of the underfunding would be, although we anticipate the Company’s contributions to these plans will increase each year. Although underfunding can result in the imposition of excise taxes on contributing employers, other factors such as increased contributions, changes in benefits and improved investment performance can reduce underfunding so that excise taxes are not triggered. Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined, in accordance with SFAS No. 87, Employers’ Accounting for Pensions.

11. FAIR VALUE INTEREST RATE HEDGES

In 2003, the Company reconfigured a portion of its interest derivative portfolio by terminating six interest rate swap agreements that were accounted for as fair value hedges. Approximately $114 of proceeds received as a result of these terminations were recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt. As of November 5, 2005, the unamortized balances totaled approximately $67.

At the end of the third quarter of 2005, the Company maintained 10 interest rate swap agreements that are being accounted for as fair value hedges. As of November 5, 2005, liabilities totaling $42 have been recorded to reflect the fair value of these new agreements, offset by reductions in the fair value of the underlying debt.

12. SUBSEQUENT EVENTS

On November 17, 2005, the Company entered into three forward-starting interest rate swap agreements with an aggregate notional amount totaling $750. A forward-starting interest rate swap is an agreement that effectively hedges future benchmark interest rates, including general corporate spreads, on debt for an established period of time. The Company entered into the forward-starting interest rate swaps in order to lock in fixed interest rates on the Company’s forecasted issuance of debt in fiscal 2007 and 2008. The forward-starting interest rate swaps were designated as cash-flow hedges as defined by SFAS No. 133.

On December 9, 2005, the Company announced a set of corporate governance enhancements. The Company’s board of directors voted to recommend that shareholders approve at the next shareholder meeting in June 2006: the declassification of the board of directors in conjunction with the elimination of cumulative voting; the elimination of the supermajority necessary to engage in certain transactions with shareholders owning 10% or more of the Company’s shares; and opting out of the Ohio control share acquisition statute. The board of directors also will allow the Company’s warrant dividend plan, or poison pill, to expire March 19, 2006; adopted a policy requiring shareholder approval of new severance arrangements with senior executives that would exceed 2.99 times average W-2 earnings over the prior five years; and adopted a policy requiring a director receiving more “withheld” votes than “for” votes to tender his or her resignation, which resignation would be acted on by either the board’s Corporate Governance Committee or the remainder of the board.

On December 14, 2005, the Company disclosed on a Current Report on Form 8-K the adoption of the 2006 Long-Term Bonus Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Third quarter total sales increased 9.1% and identical supermarket sales (as defined below) increased 6.6% with fuel and 3.7% without fuel. This continues a positive trend, as this was our ninth consecutive quarter of increased identical supermarket sales, excluding fuel, and our highest identical supermarket sales since the merger with Fred Meyer in 1999. Further, this growth was broad-based across all of the country and across all major categories. The strongest categories included produce, grocery, drug and general merchandise and fuel, in terms of both dollars and gallons. While our retail fuel margins for the quarter were strong, on a year-to-date basis they were more normalized. All but one of our divisions experienced another quarter of positive identical supermarket sales. Identical sales growth is a core part of our strategy.

Kroger’s business strategy is squarely aimed at consistently meeting the needs of our customers through service, selection and value. In the third quarter, our associates continued to focus on improving the shopping experience for our customers. This commitment to placing the “customer first” helped drive our growth in customer traffic and average transaction size.

During the third quarter, we continued to rebuild our business in southern California, which includes the Ralphs and Food 4 Less stores. Identical sales in that region, without fuel, grew 2.9% over the prior-year period. While the pace of our recovery in southern California has been slower than we would like, we see additional opportunities for growth in that market and our teams at Ralphs and Food 4 Less are clearly focused on seizing those opportunities.

Our results for the third quarter reflected a variety of items that together had little effect on earnings per share. These items include $0.02 of income resulting from the settlement of a previous class-action credit card suit and the reversal of an unrelated tax contingency. These benefits were offset by a combined $0.03 of expense resulting from: the effect of hurricanes Katrina and Rita; an increase in certain legal reserves, some of which are non-deductible for tax purposes; and a writedown to fair market value of assets held for sale.

On the strength of Kroger’s year-to-date financial performance, we are confident we will exceed our earnings estimate of $1.24 per fully diluted share for fiscal 2005. We expect this earnings growth to be driven by improved results in southern California and the balance of the Company, lower interest expense and fewer shares outstanding as a result of stock buybacks.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $185 million for the third quarter of 2005, an increase of 29.3% from net earnings of $143 million for the third quarter of 2004. Net earnings totaled $676 million for the first three quarters of 2005, an increase of 23.4% from net earnings of $548 million for the first three quarters of 2004. The increase in our net earnings was the result of improvement in southern California and the leveraging of fixed costs by strong identical sales growth.

Earnings of $0.25 per diluted share for the third quarter of 2005 represented an increase of 31.6% over net earnings of $0.19 per diluted share for the third quarter of 2004. Earnings of $0.92 per diluted share for the first three quarters of 2005 represented an increase of 26.0% over net earnings of $0.73 per diluted share for the first three quarters of 2004. Earnings per share growth resulted from increased net earnings and the repurchase of Company stock. Over the past four quarters, we have repurchased 16 million shares of the Company’s stock for a total investment of $272 million.

Sales

Total Sales

(In millions)

	Third Quarter				Year-To-Date
	2005	Percentage Increase	2004	Percentage Increase	2005	Percentage Increase	2004	Percentage Increase
Total supermarket sales without fuel	$12,156.8	4.9%	$11,588.4	3.8%	$40,413.0	4.4%	$38,719.4	2.9%
Total supermarket fuel sales	$987.9	70.0%	581.1	59.7%	2,733.4	55.2%	1,761.7	59.3%

Total supermarket sales	$13,144.7	8.0%	$12,169.5	5.5%	$43,146.4	6.6%	$40,481.1	4.6%
Other sales (1)	875.8	27.9%	684.5	12.1%	2,687.0	19.0%	2,258.0	10.8%

Total sales	$14,020.5	9.1%	$12,854.0	5.9%	$45,833.4	7.2%	$42,739.1	4.9%

(1)	Other sales primarily relate to sales at convenience and jewelry stores and sales by our manufacturing plants to outside firms.

The change in our total sales was primarily the result of identical store sales increases, square footage growth, and increased fuel gallons, as well as inflation in fuel and other commodities. Increased customer count and average transaction size in the first three quarters of 2005 were primarily responsible for our increases in identical supermarket sales, excluding fuel.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage. Our identical supermarket sales results are summarized in the table below. The identical supermarket dollar figures presented were used to calculate third quarter 2005 percent changes.

Identical Supermarket Sales

(In millions)

	Third Quarter
	2005	2004
Including fuel centers	$12,481.0	$11,712.7
Excluding fuel centers	$11,555.7	$11,142.1

Including fuel centers	6.6%	3.2%
Excluding fuel centers	3.7%	1.8%

We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations. Our comparable supermarket sales results are summarized in the table below. The comparable supermarket dollar figures presented were used to calculate the third quarter 2005 percent changes.

Comparable Supermarket Sales

(In millions)

	Third Quarter
	2005	2004
Including fuel centers	$12,836.1	$11,966.5
Excluding fuel centers	$11,874.6	$11,389.0

Including fuel centers	7.3%	3.7%
Excluding fuel centers	4.3%	2.2%

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as follows: Sales minus merchandise costs plus Last-In, First-Out (“LIFO”) charge. Merchandise costs include advertising, warehousing and transportation, but exclude depreciation expenses and rent expense. FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate declined 62 basis points to 24.48% for the third quarter of 2005 from 25.10% for the third quarter of 2004. Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased six basis points for the third quarter of 2005 compared to the third quarter of 2004. The growth in our retail fuel sales lowers our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales. Improvements in shrink, advertising and warehousing costs helped offset higher energy costs and our investments in targeted retail price reductions for our customers. We estimate higher energy costs decreased our third quarter FIFO gross margin rate eight basis points.

Our FIFO gross margin rate declined 69 basis points to 24.78% for the first three quarters of 2005 from 25.47% for the first three quarters of 2004. Of this decline, the effect of retail fuel operations accounted for a 54 basis point reduction in our FIFO gross margin rate.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs. Among other items, rent expense, depreciation and amortization expense, and interest expense are not included in OG&A. OG&A expenses, as a percent of sales, decreased 69 basis points to 18.23% for the third quarter of 2005 from 18.92% for the third quarter of 2004. Of this decline, the effect of retail fuel operations accounted for a 66 basis point reduction in our OG&A rate. The growth in our retail fuel sales lowers our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales. The declining rate on non-fuel sales was primarily the result of our continued recovery in southern California, strong sales, labor productivity improvements, lower health care costs, and $12.9 million of settlement income related to a previous class-action credit card lawsuit. These improvements were partially offset by increased pension costs, credit card fees and incentive plan expenses, as well as the effect of hurricanes Katrina and Rita, an increase in legal reserves for certain legal matters and a writedown to fair market value of assets held for sale. We estimate higher energy costs increased our third quarter OG&A rate nine basis points.

OG&A expenses, as a percent of sales, decreased 61 basis points to 18.28% for the first three quarters of 2005 from 18.89% for the first three quarters of 2004. Of this decline, retail fuel operations accounted for a 46 basis point reduction in our OG&A rate. In addition to the items affecting the third quarter 2005 rate, the year-to-date declining rate on non-fuel sales was negatively affected by increased loss contingencies for some outstanding legal matters.

Rent Expense

Rent expense was $166 million, or 1.19% of sales, for the third quarter of 2005, compared to $158 million, or 1.23% of sales, for the third quarter of 2004. The increase in rent expense resulted from increased store closing activities during the third quarter of 2005. For the year-to-date period, rent expense, as a percent of total sales, was 1.12% and 1.23% for 2005 and 2004, respectively. This decline in rent expense reflects our emphasis on the ownership of real estate combined with a continued focus on the closing of underperforming stores.

Depreciation Expense

Depreciation expense was $287 million, or 2.05% of total sales, for the third quarter of 2005 compared to $288 million, or 2.24% of total sales, for the third quarter of 2004. Depreciation expense was $969 million, or 2.12% of total sales, for the first three quarters of 2005 compared to $949 million, or 2.22% of total sales, for the first three quarters of 2004. The increase in depreciation expense for the year-to-date period reflects our continued emphasis on the ownership of real estate. The decrease in depreciation expense, as a percent of sales, was the result of sales leverage obtained from strong identical supermarket sales growth and improved efficiency in capital investment.

Interest Expense

Interest expense was $114 million, or 0.81% of total sales, and $117 million, or 0.90% of total sales, in the third quarters of 2005 and 2004, respectively. For the year-to-date period, interest expense was $394 million, or 0.86% of total sales, in 2005 and $442 million, or 1.03% of total sales in 2004. The reduction in interest expense for 2005, when compared to 2004, reflects a $660 million reduction in total debt as well as a $24.7 million prepayment premium paid in the second quarter of 2004 as the result of the call of our $750 million, 7.375% bonds.

Income Taxes

Our effective income tax rate was 38.4% for the third quarter of 2005 and 35.0% for the third quarter of 2004. For the year-to-date period, our effective income tax rate was 37.0% in 2005 and 36.7% in 2004, respectively. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate due to a reduction of previously recorded tax contingency allowances resulting from a revision of the required allowances based on resolutions with tax authorities during the quarters and the third quarter effect of certain legal expenses that were not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.0 billion of cash from operating activities during the first three quarters of both 2005 and 2004. The increase in cash generated by our net earnings was offset by a cash contribution of $300 million to our Company-sponsored pension plan in the first three quarters of 2005 compared to a $35 million cash contribution during the first three quarters of 2004.

Net cash used by investing activities

Investing activities used $1.0 billion of cash during the first three quarters of 2005 compared to $1.2 billion during the first three quarters of 2004. The amount of cash used by investing activities decreased in 2005 versus 2004 due to decreased capital expenditures during the first three quarters of 2005.

Net cash used by financing activities

Financing activities used $984 million of cash in the first three quarters of 2005 compared to $862 million in the first three quarters of 2004. The increase in the amount of cash used by financing activities was the result of increased debt reduction, partially offset by an increase in the amount of cash proceeds from the issuance of capital stock and a decrease in stock repurchase activity.

Debt Management

As of November 5, 2005, we maintained a $1.8 billion, five-year revolving credit facility that terminates in 2009 and a $700 million five-year credit facility that terminates in 2007. Outstanding borrowings under the credit agreements and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreements. In addition to the credit agreements, we maintain a $75 million money market line, borrowings under which also reduce the amount of funds available under our credit agreements. The money market line borrowings allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreements. As of November 5, 2005, our outstanding commercial paper borrowings under our credit agreement totaled $65 million. We had no borrowings under the money market line as of November 5, 2005. The outstanding letters of credit that reduced the funds available under our credit agreements totaled $313 million as of November 5, 2005.

Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. As of November 5, 2005, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases, decreased $560 million to $7.3 billion as of the end of the third quarter of 2005, from $7.8 billion as of the end of the third quarter of 2004. Total debt decreased $710 million as of the end of the third quarter of 2005 from $8.0 billion as of year-end 2004. The decreases in 2005 resulted from the use of cash flow from operations to reduce outstanding debt and lower mark-to-market adjustments.

Common Stock Repurchase Program

During the third quarter of 2005, we invested $12 million to repurchase 0.6 million shares of Kroger stock at an average price of $19.97 per share. For the first three quarters of 2005, we invested $202 million to repurchase 12.3 million shares of Kroger stock at an average price of $16.51 per share. These shares were reacquired under two separate stock repurchase programs. The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors in September 2004. The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. During the first three quarters of 2005, we purchased approximately 11.8 million shares, totaling $195 million, under our $500 million stock repurchase program and we purchased an additional 0.5 million shares, totaling $7 million, under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises. As of November 5, 2005, we had approximately $158 million remaining under the September 2004 repurchase program.

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions, totaled $1.0 billion for the first three quarters of 2005 and $1.3 billion for the first three quarters of 2004. The decrease reflects our continued emphasis on the tightening of capital and our increasing focus on remodel, merchandising and productivity projects.

During the third quarter of 2005, we opened, acquired, expanded or relocated ten food stores and also completed 43 within-the-wall remodels. In total, we operated 2,510 supermarkets and multi-department stores at the end of the third quarter of 2005 versus 2,531 food stores in operation at the end of the third quarter of 2004. Total food store square footage increased 0.6% over the third quarter of 2004. Excluding acquisitions and operational closings, total food store square footage increased 2.0% over the third quarter of 2004.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, supersedes APB No. 25 and related interpretations and amends SFAS No. 95 Statement of Cash Flows. The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43 Chapter 4 which clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred rather than being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs and spoilage. SFAS No. 151 will become effective for our fiscal year beginning January 29, 2006. The adoption of SFAS No. 151 is not expected to have a material effect on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will become effective for our fiscal year beginning January 29, 2006.

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

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination.” EITF No. 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 further requires that leasehold improvements that are placed into service significantly after, and not contemplated at or near the beginning of the lease term, shall be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 became effective for our second fiscal quarter beginning August 14, 2005. The adoption of EITF No. 05-6 did not have a material effect on the Company’s Consolidated Financial Statements.

In October 2005, the FASB issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 requires rental costs associated with building or ground leases incurred during a construction period to be recognized as rental expense and is effective for the first reporting period beginning after December 15, 2005. In addition, FSP FAS 13-1 requires lessees to cease capitalizing rental costs as of December 15, 2005 for operating lease agreements entered into prior to December 15, 2005. Early adoption is permitted. We were already in compliance with the provisions of FSP FAS 13-1, therefore it will have no effect on our Consolidated Financial Statements.

OUTLOOK

This discussion and analysis contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected change in net earnings; identical sales growth; expected pension plan contributions; our ability to generate operating cash flow; projected capital expenditures; square footage growth; opportunities to reduce costs; cash flow requirements; and our operating plan for the future; and are indicated by words such as “are confident,” “expect,” “will,” “plan,” “is focused on,” “intend,” “believe,” and “anticipate,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

•	We are confident net earnings in fiscal 2005 will exceed $1.24 per diluted share.

•	We expect identical supermarket sales growth, including southern California and excluding retail fuel operations, to exceed 3.0% for the second half of 2005.

•	In fiscal 2006, we will continue to focus on driving sales growth and balancing investments in gross margin and improved customer service with operating cost reductions to provide a better shopping experience for our customers. We expect operating margins in southern California to improve slightly due to continued recovery in that market, although improvement in 2006 will be less than in 2005. We expect operating margins in the balance of the Company to hold steady.

•	We plan to use, over the long-term, one-third of cash flow for debt reduction and two-thirds for stock repurchase or payment of a cash dividend.

•	We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•	Capital expenditures reflect our strategy of growth through expansion and acquisition, as well as focusing on productivity increase from our existing store base through remodels. In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements. The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs. We intend to continue using cash flow from operations to finance capital expenditure requirements. We expect capital investment for 2005 to be at the lower end of our range of $1.4 - $1.6 billion, excluding acquisitions. At this level of capital expenditures, total food store square footage is expected to grow at 1-2% before acquisitions and operational closings.

•	Based on current operating trends, we believe that cash flow from operations and other sources of liquidity, including borrowings under our commercial paper program and bank credit facilities, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

•	We expect that our OG&A results will be affected by increased costs, such as utilities, pension costs and credit card fees, as well as any future labor disputes, offset by improved productivity from process changes, cost savings negotiated in recently completed labor agreements and leverage gained through sales increases.

•	We expect rent expense, as a percent of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•	We expect that our effective tax rate for 2005 will be approximately 37.5%.

•	We expect cash taxes for 2005 to be in the range of $400 - $450 million. This is net of payments made in 2004 and credited to 2005. We expect 2006 cash taxes to increase due to higher net earnings.

•	We will continue to evaluate under-performing stores. We anticipate operational closings will continue at an above-historical rate.

•	We believe that there will be opportunities to reduce our operating costs in such areas as administration, labor, shrink, warehousing and transportation. These savings will be invested in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•	We contributed $300 million to our Company-sponsored pension plans in the first three quarters of 2005. We expect these contributions to reduce our minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any future contributions. While we have no required contributions due in 2006, we expect to make voluntary contributions to our Company-sponsored pension plans totaling approximately $100 million - $150 million during fiscal 2006, which amount could change if current legislation is modified.

•	In 2005, we expect our contributions to multi-employer pension plans to increase approximately 20% over the $180 million contributed in 2004. We expect our contributions to these plans to increase by about 5% each year thereafter.

•	We have various labor agreements expiring in 2006 covering smaller groups of associates than those contracts negotiated in 2005. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. A work stoppage could have a material effect on our results.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•	Our ability to achieve sales and earnings goals, for the entire Company and southern California in particular, may be affected by: labor disputes; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors; our response to these actions; the state of the economy, including the inflationary and deflationary trends in certain commodities; stock repurchases; weather conditions; and the success of our future growth plans.

•	In addition to the factors identified above, our identical store sales growth could be affected by increases in Kroger private label sales, the effect of our “sister stores” (new stores opened in close proximity to an existing store) and reductions in retail pricing.

•	We have estimated our exposure to the claims and litigation arising in the normal course of business, as well as those matters described above, and believe we have made adequate provisions for them where it is reasonably possible to estimate and where we believe an adverse outcome is probable. Adverse outcomes in these matters in excess of our estimates, however, could result in a reduction in our earnings.

•	The proportion of cash flow used to reduce outstanding debt, repurchase common stock or pay a cash dividend may be affected by the amount of outstanding debt available for pre-payments, changes in borrowing rates and the market price of Kroger common stock.

•	Consolidation in the food industry is likely to continue and the effects on our business, either favorable or unfavorable, cannot be foreseen.

•	Rent expense, which includes subtenant rental income, could be adversely affected by the state of the economy, increased store closure activity and future consolidation.

•	Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or the remaining terms of leases. Use of the straight-line method of depreciation creates a risk that future asset write-offs or potential impairment charges related to store closings would be larger than if an accelerated method of depreciation was followed.

•	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities and the deductibility of certain expenses.

•	We believe the multi-employer pension funds to which we contribute are substantially underfunded, and we believe the effect of that underfunding will be the increased contributions we have projected over the next several years. Should asset values in these funds deteriorate, or if employers withdraw from these funds without providing for their share of the liability, or should our estimates prove to be understated, our contributions could increase more rapidly than we have anticipated.

•	The grocery retail industry continues to experience fierce competition from other traditional food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained profitable growth are considerable, unanticipated actions of competitors could adversely affect our sales.

•	Changes in laws or regulations, including changes in accounting standards, taxation requirements and environmental laws may have a material effect on our financial statements.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth and employment and job growth in the markets in which we operate, may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Changes in our product mix may negatively affect certain financial indicators. For example, we continue to add supermarket fuel centers to our store base. Since gasoline generates low profit margins, including generating decreased margins as the market price increases, we expect to see our FIFO gross profit margins decline as gasoline sales increase. Although this negatively affects our FIFO gross margin, gasoline sales provide a positive effect on operating, general and administrative expenses as a percent of sales.

•	Our ability to integrate any companies we acquire or have acquired, and achieve operating improvements at those companies, will affect our operations.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if we are unable to complete construction projects, including remodels, in a timely fashion, if development costs vary from those budgeted or if our logistics and technology projects are not completed in the time frame expected or on budget.

•	Interest expense could be adversely affected by the interest rate environment, changes in the Company’s credit ratings, fluctuations in the amount of outstanding debt, decisions to incur prepayment penalties on the early redemption of debt and any factor that adversely impacts our operations that results in an increase in debt.

•	Our estimated expense of $0.04 - $0.06 per diluted share, from the adoption of SFAS No. 123-R, requiring the expensing of stock options, could vary if the assumptions that we used to calculate the expense prove to be inaccurate or are changed. We anticipate expensing stock options during our next fiscal year, as GAAP as currently in effect would require us to do so; however, if the accounting pronouncements change prior to our implementation, we may elect not to do so.

•	Adverse weather conditions could increase the costs our suppliers charge for their products, or may decrease the customer demand for certain products. Additionally, increases in the cost of inputs, such as fuel, utilities, or raw materials, could negatively affect our financial ratios and earnings.

•	Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass on these increases to our customers, our FIFO gross margin and net earnings will suffer.

•	We expect Ralphs Grocery Company to be indicted on charges that it violated federal law in connection with the hiring of certain workers during the 2003 - 2004 labor dispute. The effect of the indictment on employee morale and customer service is unknown but could be adverse. Moreover, management believes that neither the indictment nor any conviction of Ralphs will result in payments that would have a material adverse effect on the financial condition of the Company. Nonetheless, the amounts sought in both the criminal and the related NLRB proceeding are likely to be substantial, and the outcome of any legal proceeding is uncertain.

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly. Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. Accordingly, actual events and results may vary significantly from those included in, contemplated or implied by forward-looking statements made by us or our representatives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no other significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the SEC on April 15, 2005, as amended.

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 5, 2005. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended November 5, 2005, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation — On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”), which was designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California, violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. Under the Agreement, the Company paid approximately $147 million to the other Retailers. The lawsuit raises claims that could question the validity of those payments, as well as claims that the retailers unlawfully restrained competition. On May 25, 2005, the Court denied a motion for a summary judgment filed by the defendants. Ralphs and the other defendants filed a notice of an interlocutory appeal to the United States Court of Appeals for the Ninth Circuit. On November 29, 2005, the appellate court dismissed the appeal. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent to the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material effect, favorable or adverse, on the Company’s financial condition, results of operations or cash flows.

The United States Attorney’s Office for the Central District of California is investigating the hiring practices of Ralphs Grocery Company (“Ralphs”), a wholly-owned subsidiary of The Kroger Co., during the labor dispute from October 2003 through February 2004. Among the matters under investigation is whether some locked-out employees were allowed or encouraged to work under false identities or false Social Security numbers, despite Company policy forbidding such conduct. A grand jury has convened to consider whether such acts violated federal criminal statutes. The Company expects that Ralphs will be indicted on charges that its conduct violated federal law. In addition, these alleged practices are the subject of claims that Ralphs’ conduct of the lockout was unlawful, and that Ralphs is liable under the National Labor Relations Act (“NLRA”). The Los Angeles Regional Office of the National Labor Relations Board (“NLRB”) has notified the charging parties that all charges alleging that Ralphs’ lockout violated the NLRA have been dismissed. That decision is being appealed by the charging parties to the General Counsel of the NLRB. The amounts potentially claimed in both the criminal and the NLRB matter are substantial, but based on the information presently available to the Company, management does not expect the ultimate resolution of this matter to have a material effect on the financial condition of the Company.

On September 8, 2005, the Los Angeles City Attorney’s office filed a misdemeanor complaint against a subsidiary of the Company, Ralphs Grocery Company (People v. Ralphs Grocery Company, Superior Court of California, County of Los Angeles, Case No. 5CR02616) regarding alleged violations of the California Water Code. Ralphs operates a system at one store location to treat groundwater within an underground basement because of the presence of naturally occurring petroleum associated with the nearby La Brea tar pits, which system is subject to a discharge permit issued by the California Regional Water Quality Control Board. On December 1, 2005, Ralphs executed a civil consent judgment under which the misdemeanor complaint is to be dismissed and Ralphs will pay a civil penalty.

On November 24, 2004, the Company was notified by the office of the United States Attorney for the District of Colorado that the Drug Enforcement Agency (“DEA”) had referred a matter to it for investigation regarding alleged violation of the Controlled Substances Act by the Company’s King Soopers division. The government alleges that ineffective controls and procedures, as well as improper record keeping, permitted controlled substances to be diverted from pharmacies operated by King Soopers. As a result of these allegations, the Company has retained a consultant to assist it in reviewing its policies and procedures, record keeping and training in its pharmacies, and is taking corrective action, as warranted. On October 20, 2005, the Company resolved this matter by agreeing to pay a $7 million civil penalty, agreeing to implement a comprehensive compliance program, and agreeing to an additional $3 million payment if it fails to comply with the compliance program.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in millions)
First four weeks
August 14, 2005 to September 10, 2005	190,000	$19.70	190,000	$166
Second four weeks
September 11, 2005 to October 8, 2005	206,465	$20.34	200,000	$162
Third four weeks
October 9, 2005 to November 5, 2005	208,539	$19.88	200,000	$158

Total	605,004	$19.97	590,000	$158

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of 2005 contains three 28-day periods.
(2)	Shares were repurchased under (i) a $500 million stock repurchase program, authorized by the Board of Directors on September 2004, and (ii) a program authorized in December 1999 to repurchase common stock to reduce dilution resulting from our employee stock option plans, a program which is limited based on proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.
(3)	Amounts shown in this column reflect amounts remaining under the $500 million stock repurchase program referenced in Note 2 above. Amounts remaining under the program seeking to reduce dilution resulting from stock option exercises are not determinable.

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

EXHIBIT 31.1	–	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

EXHIBIT 31.2	–	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

EXHIBIT 32.1	–	Section 1350 Certifications

EXHIBIT 99.1	–	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: December 15, 2005	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: December 15, 2005	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -	Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Company’s Regulations are incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

Exhibit 4.1 -	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

Exhibit 32.1 -	Section 1350 Certifications

Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.