Form 10-K/A
period 2005-01-29
KROGER CO
filed 2006-03-06
CIK 56873

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

EXPLANATORY NOTE:

This filing is made to restate the Company’s consolidated financial statements and related disclosures as of January 29, 2005 and January 31, 2004 and for the three years ended January 29, 2005, January 31, 2004 and February 1, 2003. This filing corrects errors identified in the deferred tax accounts pertaining to (i) differences between the income tax basis and the financial reporting basis of certain assets and liabilities acquired in business combinations and the related effect on recorded goodwill and (ii) differences between the income tax basis and the financial reporting basis of long-lived assets that were not reconciled to the deferred tax balances.

The correction of the above-noted errors, as reflected in the 2002 opening accumulated earnings, reduced deferred income tax liabilities by $79 million and increased goodwill and accumulated earnings by $31 million and $110 million, respectively. These adjustments reduced net earnings due to increased goodwill impairment charges in 2003 and 2004 by $27 million and $4 million, respectively. These adjustments had no effect on diluted earnings per share in 2004 and reduced diluted earnings per share by $0.04 in 2003. As a result of the cumulative effect of the adjustments described above, net deferred income tax liabilities decreased and accumulated earnings increased by $79 million as of January 29, 2005. These adjustments had no effect on net cash or the income tax returns filed by the Company. These corrections are further detailed in Note 2 to the Consolidated Financial Statements.

Part II

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended
	January 29, 2005 (52 weeks) (as restated)	January 31, 2004 (52 weeks) (as restated)	February 1, 2003 (52 weeks) (as restated)	February 2, 2002 (52 weeks) (as restated)	February 3, 2001 (53 weeks) (as restated)
	(In millions, except per share amounts)
Sales	$56,434	$53,791	$51,760	$50,098	$49,000
Earnings (loss) before cumulative effect of accounting change	(104)	285	1,218	1,040	898
Cumulative effect of accounting change(A)	—	—	(16)	—	—
Net earnings (loss)	(104)	285	1,202	1,040	898
Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of accounting change	(0.14)	0.38	1.54	1.26	1.06
Cumulative effect of accounting change(A)	—	—	(.02)	—	—
Net earnings (loss)	(0.14)	0.38	1.52	1.26	1.06
Total assets	20,491	20,767	20,349	19,100	18,503
Long-term obligations, including obligations under capital leases	10,537	10,515	10,569	10,005	9,629
Shareowners’ equity	3,619	4,068	3,937	3,592	3,182
Cash dividends per common share (B)	—	—	—	—	—

(A)	Amounts are net of tax. Refer to Note 6 of the Consolidated Financial Statements.
(B)	During the fiscal years ended February 2, 2002, and prior, the Company was prohibited from paying cash dividends under the terms of its previous Credit Agreement. On May 22, 2002, the Company entered into a new Credit Agreement, at which time the restriction on payment of cash dividends was eliminated. However, no cash dividends were declared or paid in any of the periods presented.

As described in Note 2 to the consolidated financial statements, certain amounts have been restated relating to deferred income taxes. In addition, for the year ended February 3, 2001, earnings before cumulative effect of accounting change and net earnings have both been restated from $874 as previously reported to $898 to adjust for a decrease in income tax expense of $24. Diluted earnings per share before cumulative effect of accounting change and net diluted earnings per share has been restated from $1.03 as previously reported to $1.06 as restated.

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

RESTATEMENT OF FINANCIAL STATEMENTS

We restated our consolidated financial statements as of January 29, 2005 and January 31, 2004 and for the three years ended January 29, 2005, January 31, 2004 and February 1, 2003. As described in Note 2 to the consolidated financial statements, the restatement corrects errors identified in our deferred income tax accounts pertaining to (i) differences between the income tax basis and the financial reporting basis of certain assets and liabilities acquired in business combinations and the related effect on recorded goodwill and (ii) differences between the income tax basis and the financial reporting basis of long-lived assets that were not reconciled to the deferred tax balances.

The correction of the above-noted errors reduced 2004 and 2003 net earnings (due to increases in goodwill impairment charges) by $4 million and $ 27 million, respectively. These adjustments reduced 2004 and 2003 diluted earnings per share by $0.00 and $0.04, respectively. These adjustments had no effect on cash flow from operations.

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

Net Earnings (Loss)

We recorded a net loss totaling $104 million, or $0.14 per share, for 2004, compared to net earnings totaling $285 million, or $0.38 per diluted share (as restated), in 2003 and net earnings of $1,202 million, or $1.52 per diluted share, in 2002. The decrease in net earnings in 2004 and 2003 was significantly affected by labor disputes as well as goodwill and asset impairment charges. These items are more fully described below in “Other Items” and “Estimated Effect Of Labor Disputes.” Lower gross margins, a result of our investment in pricing due to the competitive operating environment, also affect our year-to-year net earnings results.

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

Identical Food Store Sales

(in millions)

			Excluding Stores Affected By Labor Disputes (1):
	2004	2003	2004	2003
Dollars
Including supermarket fuel centers	$50,135.0	$49,110.1	$43,462.4	$42,338.3
Excluding supermarket fuel centers	$48,068.0	$47,699.6	$41,427.9	$40,921.3

Percentage Increase
Including supermarket fuel centers	2.1%	0.4%	2.7%	0.7%
Excluding supermarket fuel centers	0.8%	(0.4)%	1.2%	(0.2)%

We define a food store as a comparable store when the store has been in operation for five full quarters, including expansions and relocations. We calculate annualized comparable food store sales based on a summation of four quarters of comparable sales. Our annualized comparable food store sales results are summarized in the table below.

Comparable Food Store Sales

(in millions)

			Excluding Stores Affected By Labor Disputes (1):
	2004	2003	2004	2003
Dollars
Including supermarket fuel centers	$51,581.9	$50,273.1	$44,796.4	$43,427.9
Excluding supermarket fuel centers	$49,440.4	$48,814.5	$42,687.3	$41,992.8

Percentage Increase
Including supermarket fuel centers	2.6%	1.0%	3.2%	1.3%
Excluding supermarket fuel centers	1.3%	0.1%	1.7%	0.3%

(1)	Sales figures adjusted for the effects of the labor disputes exclude stores involved in labor disputes, as well as Food 4 Less stores whose sales results were favorably affected by the labor disputes in the southern California region.

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

Income Taxes

Our effective income tax rate was 136.4%, 61.4% and 37.5% for 2004, 2003 and 2002, respectively. The effective tax rates for 2004 and 2003 differ from the effective tax rate for 2002 due to the impairment of non-deductible goodwill in 2004 and 2003. The effective income tax rates also differ from the expected statutory rate in all years presented due to the effect of state taxes.

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

(In millions except per share amounts)	2004	2003	2002
Items affecting FIFO gross margin(1)
Item-cost conversion	$—	$—	$91
Adoption of EITF Issue No. 02-16	—	—	28

Total affecting FIFO gross margin	—	—	119

Adoption of EITF Issue No. 02-16 – LIFO effect	—	—	(28)

Items affecting OG&A
Lease liabilities – store closing plans	—	(10)	—
Excess energy purchase commitments	—	4	(19)
Settlement of energy contract dispute	—	62	—
Property tax allowance adjustment	—	(20)	—
Power outage	—	9	—
Charitable contribution	—	(5)	—

Total affecting OG&A	—	40	(19)

Items affecting interest expense	3	18	19
Goodwill impairment charge (as restated)	904	471	—
Asset impairment charges	—	120	—
Restructuring charges	—	—	15
Merger-related costs	—	—	1

Total pre-tax effect (as restated)	907	649	107
Income tax benefit(2)	(44)	(66)	(40)

After-tax effect (as restated)	863	583	67
Cumulative effect of accounting change, net of tax(3)	—	—	16

Total after-tax expense (as restated)	$863	$583	$83

Shares used in earnings per share calculation	736	754	791
Approximate per share effect (as restated)	$1.17	$0.77	$0.11

(1)	FIFO gross margin is defined above in “Results of Operations.”
(2)	Income tax benefits in 2004 and 2003 are affected by the non-deductibility of the majority of the goodwill impairment charges.
(3)	The transitional impairment review required by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” resulted in a write off of our jewelry store division goodwill.

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

Goodwill Impairment Charge

We performed the annual evaluation of goodwill required by SFAS No. 142 during the fourth quarter of 2004. This review resulted in a $904 million non-cash impairment charge (as restated) related to goodwill at our Ralphs and Food 4 Less divisions. The impairment charge, most of which is non-deductible for income tax purposes, adjusted the carrying value of the divisions’ goodwill to its implied fair value. The divisions’ operating performance suffered due to the intense competitive environment following the 2003 southern California labor dispute and recovery period. The decreased operating performance was the result of the investments in personnel, training, capital and price reductions necessary to regain Ralphs’ lost business and to maintain business gained by Food 4 Less stores that were not subject to the labor dispute. As a result of this decline in operating performance, the divisions’ carrying value of goodwill exceeded its implied fair value resulting in the impairment charge. No impairment for goodwill at our other divisions was indicated during this review.

During our annual review in 2003, we recorded a $471 million non-cash goodwill impairment charge (as restated) related to the goodwill at our Smith’s division following a substantial decline in the operating performance of the division compared to 2002 operating performance and expected future performance.

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

Merger-Related Costs

During 2002, we recorded pre-tax expenses of $1 million from the issuance of restricted stock and the related market value adjustments. The restrictions on these stock awards lapsed in 2002 based on the achievement of synergy goals established in connection with the Fred Meyer merger. No merger-related costs were recorded during 2004 or 2003. Please refer to Note 3 to our Consolidated Financial Statements for additional details of this charge.

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

Goodwill

Goodwill is reviewed for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events. The reviews are performed at the operating division level. Generally, fair value represents a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a division for purposes of identifying potential impairment. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. If potential for impairment is identified, the fair value of a division is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill. Goodwill impairment is recognized for any excess of the carrying value of the division’s goodwill over the implied fair value. Results of the goodwill impairment reviews performed during 2004, 2003 and 2002 are summarized in Note 6 to the Consolidated Financial Statements.

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

Post-Retirement Benefit Plans

(a) Company-Sponsored Pension Plans

The determination of our obligation and expense for company-sponsored pension plans and other post-retirement benefits is dependent upon our selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in Note 19 to the Consolidated Financial Statements and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rate of increases in compensation and health care costs. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other post-retirement obligations and our future expense. Note 19 to the Consolidated Financial Statements discusses the impact of a 1% change in the assumed health care cost trend rate on other post-retirement benefit costs and the related liability.

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

Consolidated EBITDA, as defined in our credit facilities, includes an adjustment for unusual gains and losses. Our credit agreements are more particularly described in Note 9 to the Consolidated Financial Statements. We were in compliance with our financial covenants at year-end 2004.

The tables below illustrate our significant contractual obligations and other commercial commitments as of January 29, 2005 (in millions of dollars):

	2005	2006	2007	2008	2009	Thereafter	Total
Contractual Obligations
Long-term debt	$46	$554	$525	$998	$1,094	$4,288	$7,505
Interest on long-term debt(1)	466	448	401	324	298	2,134	4,071

Capital lease obligations	62	59	55	53	51	372	652
Operating lease obligations	794	756	682	649	603	4,391	7,875
Charitable contributions	—	14	—	—	—	—	14
Minimum contributions to company-sponsored pension plan	142	—	—	—	—	—	142
Low-income housing obligations	49	32	6	2	—	—	89
Financed lease obligations	5	5	5	5	5	60	85
Construction commitments	86	—	—	—	—	—	86
Purchase obligations	362	60	18	5	1	—	446

Total	$2,012	$1,928	$1,692	$2,036	$2,052	$11,245	$20,965

Other Commercial Commitments
Credit facilities(2)	$—	$—	$—	$—	$694	$—	$694
Standby letters of credit	312	—	—	—	—	—	312
Surety bonds	128	—	—	—	—	—	128
Guarantees	12	—	—	—	—	—	12

Total	$452	$—	$—	$—	$694	$—	$1,146

(1)	Amounts include contractual interest payments using the interest rate as of January 29, 2005 applicable to the Company’s variable interest debt instruments, excluding commercial paper borrowings due to the short-term nature of these borrowings, and stated fixed interest rates for all other debt instruments.
(2)	These borrowings are currently in the form of short-term commercial paper and are also included in the long-term debt contractual obligation amount. They are considered long-term because the Company expects that these borrowings will be refinanced by the same type of securities. They are scheduled as due in the year of maturity of the existing credit facilities.

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

In addition to the above, the Company enters into various indemnification agreements and takes on indemnification obligations in the ordinary course of business. Such arrangements include indemnities against third party claims arising out of agreements to provide services to the Company; indemnities related to the sale of Company securities; indemnities of directors, officers and employees in connection with the performance of their work; and indemnities of individuals serving as fiduciaries on benefit plans. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is aware of no current matter that it expects to result in a material liability.

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

OUTLOOK

This discussion and analysis contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information available as of April 15, 2005 (the original date of our filing on Form 10-K). Such statements relate to, among other things: projected change in net earnings; identical sales growth; expected pension plan contributions; our ability to generate operating cash flow; projected capital expenditures; square footage growth; opportunities to reduce costs; cash flow requirements; and our operating plan for the future; and are indicated by words such as “comfortable,” “committed,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

In addition, as discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of January 29, 2005 and January 31, 2004 and for each of the three years in the period ended January 29, 2005.

Internal control over financial reporting

Also, we have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing in Item 9A, that The Kroger Co. did not maintain effective internal control over financial reporting as of January 29, 2005, because the Company did not maintain effective internal control over the determination of deferred income tax balances related to a business combination, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of January 29, 2005, the Company did not maintain effective internal control over the determination of deferred income tax balances related to a business combination. Specifically, controls over the processes and procedures in calculating deferred income tax liabilities related to a business combination were not effective to ensure that the deferred income tax liabilities and allocated goodwill were fairly stated in accordance with generally accepted accounting principles. This deficiency resulted in a year-end audit adjustment affecting deferred income tax liabilities, goodwill and the goodwill impairment charge. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Therefore, the Company concluded that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the January 29, 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Management of the Company and we previously concluded that The Kroger Co. did not maintain effective internal control over financial reporting as of January 29, 2005 because of the material weakness described above. Management has determined that the restatement discussed in Note 2 to the consolidated financial statements was an additional effect of the material weakness described above. Accordingly, this restatement does not affect management’s assessment or our opinions on internal control over financial reporting.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

April 15, 2005, except for the restatement discussed in Note 2 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is March 6, 2006

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(In millions)	January 29, 2005 (as restated)	January 31, 2004 (as restated)
ASSETS
Current assets
Cash and temporary cash investments	$144	$159
Deposits In-Transit	506	579
Receivables	661	674
Receivables - Taxes	167	66
FIFO Inventory	4,729	4,493
LIFO Credit	(373)	(324)
Prefunded employee benefits	300	300
Prepaid and other current assets	272	251

Total current assets	6,406	6,198
Property, plant and equipment, net	11,497	11,178
Goodwill, net	2,191	3,138
Fair value interest rate hedges	—	6
Other assets	397	247

Total Assets	$20,491	$20,767

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$71	$248
Accounts payable	3,598	3,455
Accrued salaries and wages	659	547
Deferred income taxes	286	157
Other current liabilities	1,721	1,777

Total current liabilities	6,335	6,184
Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	7,830	8,012
Adjustment to reflect fair value interest rate hedges	70	104

Long-term debt including obligations under capital leases and financing obligations	7,900	8,116
Deferred income taxes	841	876
Other long-term liabilities	1,796	1,523

Total Liabilities	16,872	16,699

Commitments and Contingencies
SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 918 shares issued in 2004 and 913 shares issued in 2003	918	913
Additional paid-in capital	2,432	2,382
Accumulated other comprehensive loss	(202)	(124)
Accumulated earnings	3,620	3,724
Common stock in treasury, at cost, 190 shares in 2004 and 170 shares in 2003	(3,149)	(2,827)

Total Shareowners’ Equity	3,619	4,068

Total Liabilities and Shareowners’ Equity	$20,491	$20,767

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 29, 2005, January 31, 2004, and February 1, 2003

(In millions, except per share amounts)	2004 (52 weeks) (as restated)	2003 (52 weeks) (as restated)	2002 (52 weeks)
Sales	$56,434	$53,791	$51,760
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	42,140	39,637	37,810
Operating, general and administrative	10,611	10,354	9,618
Rent	680	657	660
Depreciation and amortization	1,256	1,209	1,087
Goodwill impairment charge	904	471	—
Asset impairment charges	—	120	—
Restructuring charges	—	—	15
Merger-related costs	—	—	1

Operating Profit	843	1,343	2,569
Interest expense	557	604	619

Earnings before income tax expense and cumulative effect of accounting change	286	739	1,950
Income tax expense	390	454	732

Earnings (loss) before cumulative effect of accounting change	(104)	285	1,218
Cumulative effect of an accounting change, net of income tax benefit of $10 in 2002	—	—	(16)

Net earnings (loss)	$(104)	$285	$1,202

Earnings (loss) per basic common share:
Earnings (loss) before cumulative effect of accounting change	$(0.14)	$0.38	$1.56
Cumulative effect of an accounting change, net of income tax benefit	—	—	(0.02)

Net earnings (loss)	$(0.14)	$0.38	$1.54

Average number of common shares used in basic calculation	736	747	779
Earnings (loss) per diluted common share:
Earnings (loss) before cumulative effect of accounting change	$(0.14)	$0.38	$1.54

Cumulative effect of an accounting change, net of income tax benefit	—	—	(0.02)

Net earnings (loss)	$(0.14)	$0.38	$1.52

Average number of common shares used in diluted calculation	736	754	791

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 29, 2005, January 31, 2004 and February 1, 2003

(In millions)	2004 (52 weeks) (as restated)	2003 (52 weeks) (as restated)	2002 (52 weeks)
Cash Flows From Operating Activities:
Net earnings (loss)	$(104)	$285	$1,202
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of an accounting change, net of income tax benefit of $10 in 2002	—	—	16
Depreciation and amortization	1,256	1,209	1,087
LIFO charge (credit)	49	34	(50)
Merger-related costs	—	—	1
Goodwill impairment charge	861	471	—
Asset impairment charges	—	120	—
Item-cost conversion	—	—	91
EITF 02-16 adoption	—	—	28
Deferred income taxes	230	329	468
Other	59	22	38
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	73	(363)	77
Inventories	(236)	(20)	(62)
Receivables	13	3	2
Prepaid expenses	(31)	5	(34)
Accounts payable	167	44	282
Accrued expenses	104	224	(4)
Income taxes receivable (payable)	(86)	(62)	(11)
Contribution to company sponsored pension plans	(35)	(100)	—
Other	10	14	52

Net cash provided by operating activities	2,330	2,215	3,183

Cash Flows From Investing Activities:
Capital expenditures, excluding acquisitions	(1,615)	(2,000)	(1,891)
Capital expenditures, lease-financing transactions	(6)	—	—
Capital expenditures, sale-leaseback transactions	(13)	—	—
Proceeds from sale of assets	86	68	90
Payments for acquisitions, net of cash acquired	(25)	(87)	(126)
Other	(35)	(7)	20

Net cash used by investing activities	(1,608)	(2,026)	(1,907)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	616	347	1,353
Proceeds from lease-financing transactions	6	—	—
Reductions in long-term debt	(1,010)	(487)	(1,757)
Debt prepayment costs	(25)	(17)	(14)
Financing charges incurred	(5)	(3)	(16)
Proceeds from issuance of capital stock	25	39	41
Treasury stock purchases	(319)	(301)	(785)
Cash received from interest rate swap terminations	—	114	—
Increase (decrease) in book overdrafts	(25)	107	(88)

Net cash used by financing activities	(737)	(201)	(1,266)

Net increase (decrease) in cash and temporary cash investments	(15)	(12)	10
Cash and temporary cash investments:
Beginning of year	159	171	161

End of year	$144	$159	$171

Disclosure of cash flow information:
Cash paid during the year for interest	$590	$589	$585
Cash paid during the year for income taxes	$206	$139	$268
Non-cash changes related to purchase acquisitions:
Fair value of inventory acquired	$—	$8	$4
Fair value of other assets acquired	$20	$71	$120
Goodwill recorded	$6	$9	$9
Liabilities assumed	$(1)	$(1)	$(7)

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY

Years Ended January 29, 2005, January 31, 2004 and February 1, 2003

(In millions)	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Accumulated Earnings (as restated)	Total (as restated)
	Shares	Amount		Shares	Amount
Balances at February 2, 2002, as previously reported	901	$901	$2,217	106	$(1,730)	$(33)	$2,127	$3,482
Adjustments	—	—	—	—	—	—	110	110

Balances at February 2, 2002, as restated	901	901	2,217	106	(1,730)	(33)	2,237	3,592
Issuance of common stock:
Stock options and warrants exercised	6	6	35	—	—	—	—	41
Restricted stock issued	1	1	15	—	—	—	—	16
Treasury stock purchases, at cost
Treasury stock purchases, at cost				43	(785)			(785)
Stock options and restricted stock exchanged				1	(6)			(6)
Tax benefits from exercise of stock options and warrants	—	—	50	—	—	—	—	50
Other comprehensive loss, net of income tax of $102	—	—	—	—	—	(173)	—	(173)
Net earnings	—	—	—	—	—	—	1,202	1,202

Balances at February 1, 2003	908	908	2,317	150	(2,521)	(206)	3,439	3,937
Issuance of common stock:
Stock options and warrants exercised	4	4	35	—	—	—	—	39
Restricted stock issued	1	1	9	—	—	—	—	10
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	19	(301)	—	—	(301)
Stock options and restricted stock exchanged	—	—	—	1	(5)			(5)
Tax benefits from exercise of stock options and warrants	—	—	21	—	—	—	—	21
Other comprehensive gain, net of income tax of $(49)	—	—	—	—	—	82	—	82
Net earnings	—	—	—	—	—	—	285	285

Balances at January 31, 2004	913	913	2,382	170	(2,827)	(124)	3,724	4,068
Issuance of common stock:
Stock options and warrants exercised	4	4	25	—	—	—	—	29
Restricted stock issued	1	1	9	—	—	—	—	10
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	18	(294)	—	—	(294)
Stock options and restricted stock exchanged	—	—	—	2	(28)	—	—	(28)
Tax benefits from exercise of stock options and warrants	—	—	16	—	—	—	—	16
Other comprehensive loss net of income tax of $47	—	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	—	(104)	(104)

Balances at January 29, 2005	918	$918	$2,432	190	$(3,149)	$(202)	$3,620	$3,619

Comprehensive income:

	2004 (as restated)	2003 (as restated)	2002
Net earnings (loss)	$(104)	$285	$1,202
Reclassification adjustment for losses included in net earnings (loss), net of income tax of $(14) in 2003 and $(11) in 2002	—	23	18
Unrealized gain (loss) on hedging activities, net of income tax of $1 in 2004, $(2) in 2003 and $6 in 2002	(1)	3	(11)
Additional minimum pension liability adjustment, net of income tax of $46 in 2004, $(33) in 2003 and $107 in 2002	(77)	56	(180)

Comprehensive income (loss)	$(182)	$367	$1,029

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

Refer to Note 4 for a description of the asset impairment charge recorded during 2003.

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

The Company also participates in various multi-employer plans for substantially all union employees. Pension expense for these plans is recognized as contributions are funded. Refer to Note 19 for additional information regarding the Company’s benefit plans.

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

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share if compensation cost for all options had been determined based on the fair market value recognition provision of SFAS No. 123:

	2004 (as restated)	2003 (as restated)	2002
Net earnings (loss), as reported	$(104)	$285	$1,202
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	8	8	6
Subtract: Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefits(1)	(48)	(48)	(47)

Pro forma net earnings (loss)	$(144)	$245	$1,161

Earnings (loss) per basic common share, as reported	$(0.14)	$0.38	$1.54
Pro forma earnings (loss) per basic common share	$(0.20)	$0.33	$1.49
Earnings (loss) per diluted common share, as reported	$(0.14)	$0.38	$1.52
Pro forma earnings (loss) per diluted common share	$(0.20)	$0.32	$1.47

(1)	Refer to Note 14 for a summary of the assumptions used for options issued in each year at an option price equal to the fair market value of the stock at the date of the grant.

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

The Company restated its consolidated financial statements as of January 29, 2005 and January 31, 2004 and for the three years ended January 29, 2005, January 31, 2004 and February 1, 2003. The restatement corrects errors identified in the deferred tax accounts pertaining to (i) differences between the income tax basis and the financial reporting basis of certain assets and liabilities acquired in business combinations and the related effect on recorded goodwill and (ii) differences between the income tax basis and the financial reporting basis of long-lived assets that were not reconciled to the deferred tax balances.

The correction of the errors noted in (i) above reduced 2004 and 2003 net earnings (due to increases in goodwill impairment charges) by $4 ($0.00 per diluted share) and $27 ($0.04 per diluted share), respectively. The corrections noted in (ii) above increased beginning of fiscal 2002 accumulated earnings by $110. These adjustments had no effect on cash flow from operations.

The following is a summary of the effects of these changes on the Company’s consolidated balance sheets as of January 29, 2005 and January 31, 2004, as well as the effect of these changes on the Company’s consolidated statements of operations and consolidated statements of shareowners’ equity for fiscal years 2004, 2003 and 2002.

Consolidated Balance Sheets

Fiscal Year 2004	As Previously Reported	Adjustments	As Restated
Deferred income taxes	$267	$19	$286
Total current liabilities	$6,316	$19	$6,335
Deferred income taxes	$939	$(98)	$841
Total liabilities	$16,951	$(79)	$16,872
Accumulated earnings	$3,541	$79	$3,620
Total shareowner’s equity	$3,540	$79	$3,619

Fiscal Year 2003	As Previously Reported	Adjustments	As Restated
Goodwill, net	$3,134	$4	$3,138
Total assets	$20,763	$4	$20,767
Deferred income taxes	$138	$19	$157
Total current liabilities	$6,165	$19	$6,184
Deferred income taxes	$974	$(98)	$876
Total liabilities	$16,778	$(79)	$16,699
Accumulated earnings	$3,641	$83	$3,724
Total shareowner’s equity	$3,985	$83	$4,068
Total liabilities and shareowner’s equity	$20,763	$4	$20,767

Consolidated Statements of Operations

Fiscal Year 2004	As Previously Reported	Adjustments	As Restated
Goodwill impairment charge	$900	$4	$904
Operating profit	$847	$(4)	$843
Earnings before income tax expense and cumulative Effect of accounting change	$290	$(4)	$286
Earnings (loss) before cumulative effect of accounting Change	$(100)	$(4)	$(104)
Net earnings (loss)	$(100)	$(4)	$(104)
Net earnings (loss) per basic common share	$(0.14)	$0.00	$(0.14)
Net earnings (loss) per diluted common share	$(0.14)	$0.00	$(0.14)

Fiscal Year 2003	As Previously Reported	Adjustments	As Restated
Goodwill impairment charge	$444	$27	$471
Operating profit	$1,370	$(27)	$1,343
Earnings before income tax expense and cumulative Effect of accounting change	$766	$(27)	$739
Earnings (loss) before cumulative effect of accounting Change	$312	$(27)	$285
Net earnings (loss)	$312	$(27)	$285
Net earnings (loss) per basic common share	$0.42	$(0.04)	$0.38
Net earnings (loss) per diluted common share	$0.42	$(0.04)	$0.38

Consolidated Statement of Shareowners’ Equity

For fiscal years 2004, 2003 and 2002	As Previously Reported	Adjustments	As Restated
Balances at February 2, 2002	$3,482	$110	$3,592
Net earnings – Fiscal year 2002	$1,202	$0	$1,202
Balances at February 1, 2003	$3,827	$110	$3,937
Net earnings – Fiscal year 2003	$312	$(27)	$285
Balances at January 31, 2004	$3,985	$83	$4,068
Net loss – Fiscal year 2004	$(100)	$(4)	$(104)
Balances at January 29, 2005	$3,540	$79	$3,619

3. MERGER-RELATED COSTS

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

Balances at February 2, 2002(1)	$64
Payments	(4)

Balances at February 1, 2003	60
Lease liabilities reversed	(10)
Payments, including $12 related to the synthetic lease buyout	(18)

Balances at January 31, 2004	32
Payments	19

Balances at January 29, 2005	$13

(1)	The beginning balance represents the balance of impairment charges recorded in prior years.

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

The annual evaluation of goodwill performed during the fourth quarter of 2003 resulted in a $471 non-cash impairment charge related to the goodwill at the Company’s Smith’s division. In 2003, the Company’s Smith’s division experienced a substantial decline in operating performance when compared to prior year performance and budgeted 2003 result. Additionally, the Company forecasted a further decline in the future operating performance of the division reflecting the necessary investments in capital and targeted retail price reductions in order to maintain and grow market share and provide acceptable long-term return on capital. The impairment charge, which was non-deductible for income tax purposes, adjusted the carrying value of the division’s goodwill to its implied fair value.

The annual evaluation of goodwill performed during the fourth quarter of 2004 resulted in a $904 pre-tax, non-cash impairment charge related to goodwill at the Company’s Ralphs and Food 4 Less divisions. The divisions’ operating performance suffered due to the intense competitive environment during the 2003 southern California labor dispute and recovery period after the labor dispute. The decreased operating performance was the result of the investments in personnel, training, capital and price reductions necessary to help regain Ralphs’ business lost during the labor dispute and to maintain business gained by Food 4 Less that were not subject to the labor dispute. As a result of this decline and the decline in future expected operating performance, the divisions’ carrying value of goodwill exceeded its implied fair value resulting in the impairment charge. Most of the impairment charge was non-deductible for income tax purposes. After the impairment charge, the Company maintains $1,458 of goodwill for the Ralphs and Food 4 Less divisions.

The following table summarizes the changes in the Company’s net goodwill balance through January 29, 2005.

Balance at February 2, 2002 (as restated)	$3,625
Cumulative effect of an accounting change	(26)
Goodwill recorded	9
Reclassifications	(2)

Balance at February 1, 2003 (as restated)	$3,606
Goodwill impairment charge (as restated)	(471)
Goodwill recorded	9
Purchase accounting adjustments	(6)

Balance at January 31, 2004 (as restated)	$3,138
Goodwill impairment charge (as restated)	(904)
Goodwill recorded	6
Purchase accounting adjustments	(49)

Balance at January 29, 2005	$2,191

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2004	2003
Land	$1,580	$1,519
Buildings and land improvements	4,975	4,435
Equipment	7,797	7,745
Leasehold improvements	3,804	3,555
Construction-in-progress	541	636
Leased property under capital leases	506	535

	19,203	18,425
Accumulated depreciation and amortization	(7,706)	(7,247)

Total	$11,497	$11,178

Accumulated depreciation for leased property under capital leases was $252 at January 29, 2005 and $246 at January 31, 2004.

Approximately $982 and $1,180, original cost, of Property, Plant and Equipment collateralized certain mortgages at January 29, 2005 and January 31, 2004, respectively.

8. TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2004 (as restated)	2003 (as restated)	2002
Federal
Current	$96	$177	$293
Deferred	258	238	360
	354	415	653
State and local	36	39	79
	390	454	732
Tax benefit from cumulative effect of an accounting change	—	—	(10)
	$390	$454	$722

A reconciliation of the statutory federal rate and the effective rate follows:

	2004 (as restated)	2003 (as restated)	2002
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.6%	3.4%	2.6%
Non-deductible goodwill	101.7%	22.3%	0.0%
Other changes, net	(2.9)%	0.7%	(0.1)%
	136.4%	61.4%	37.5%

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2004 (as restated)	2003 (as restated)
Current deferred tax assets:
Net operating loss carryforwards	$19	$19

Total current deferred tax assets	19	19
Current deferred tax liabilities:
Compensation related costs	(19)	(4)
Insurance related costs	(136)	(13)
Inventory related costs	(119)	(146)
Other	(31)	(13)

Total current deferred tax liabilities	(305)	(176)

Current deferred taxes	$(286)	$(157)

Long-term deferred tax assets:
Compensation related costs	$383	$264
Insurance related costs	15	15
Lease accounting	60	61
Closed store reserves	115	91
Net operating loss carryforwards	79	98
Other	147	114

	799	643
Valuation allowance	—	(150)

Long-term deferred tax assets, net	799	493
Long-term deferred tax liabilities:
Depreciation	(1,437)	(1,178)
Deferred income	(203)	(191)

Total long-term deferred tax liabilities	(1,640)	(1,369)

Long-term deferred taxes	$(841)	$(876)

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

As of January 29, 2005, the Company had a $1,800 Five-Year Credit Agreement maturing in 2009, and a $700 Five-Year Credit Agreement maturing in 2007, unless earlier terminated by the Company. Borrowings under these credit agreements bear interest at the option of the Company at a rate equal to either (i) the highest, from time to time of (A) the base rate of Citibank, N.A., (B)  1/2% over a moving average of secondary market morning offering rates for three-month certificates of deposit adjusted for reserve requirements, and (C)  1/2% over the federal funds rate or (ii) an adjusted Eurodollar rate based upon the London Interbank Offered Rate (“Eurodollar Rate”) plus an Applicable Margin. In addition, the Company pays a Facility Fee in connection with these credit agreements. Both the Applicable Margin and the Facility Fee vary based upon the Company’s achievement of a financial ratio or credit rating. At January 29, 2005, the Applicable Margin was .375% and the Facility Fee was .125% for both facilities. The credit agreements contain covenants, which, among other things, require the maintenance of certain financial ratios, including fixed charge coverage and leverage ratios. The Company may prepay the credit agreements in whole or in parts, at any time, without a prepayment penalty. The weighted average interest rate on the amounts outstanding under the credit facilities was 2.49% and 1.13% at January 29, 2005 and January 31, 2004, respectively.

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

The estimated fair values of the Company’s financial instruments are as follows:

	2004		2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and temporary cash investments	$144	$144	$159	$159
Store deposits in-transit	$506	$506	$579	$579
Long-term investments for which it is
Practicable	$89	$89	$70	$70
Not Practicable	$15	$—	$15	$—
Debt for which it is(1)
Practicable	$(7,505)	$(8,304)	$(7,873)	$(8,919)
Not Practicable	$—	$—	$—	$—
Interest Rate Protection Agreements
Receive fixed swaps(2)	$(11)	$(11)	$6	$6
Corrugated Cardboard Price Protection Agreements(3)	$(2)	$(2)	$—	$—

(1)	Excludes capital lease obligations
(2)	As of January 29, 2005, the Company maintained 10 interest rate swap agreements, with notional amounts totaling approximately $1,375, to manage its exposure to changes in the fair value of its fixed rate debt resulting from interest rate movements by effectively converting a portion of the Company’s debt from fixed to variable rates. These agreements mature at varying times between July 2006 and January 2015. Variable rates for these agreements are based on U.S. dollar London Interbank Offered Rate (“LIBOR”). The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is recognized over the life of the agreements as an adjustment to interest expense. All interest rate swap agreements are being accounted for as fair value hedges. As of January 29, 2005, liabilities totaling $11 were recorded to reflect the fair value of these agreements, offset by decreases in the fair value of the underlying debt.
(3)	See Note 10 for a description of the corrugated cardboard price protection agreements.

12. LEASES AND LEASE-FINANCED TRANSACTIONS

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

	For the year ended January 29, 2005 (as restated)			For the year ended January 31, 2004 (as restated)			For the year ended February 1, 2003
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(104)	736	$(0.14)	$285	747	$0.38	$1,218	779	$1.56
Dilutive effect of stock option awards and warrants		—			7			12

Diluted EPS	$(104)	736	$(0.14)	$285	754	$0.38	$1,218	791	$1.54

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

Changes in options outstanding under the stock option plans, excluding restricted stock awards, were:

	Shares subject to option	Weighted-average exercise price
Outstanding, year-end 2001	59.7	$15.48
Granted	14.5	$18.53
Exercised	(6.8)	$6.27
Canceled or Expired	(1.2)	$22.31

Outstanding, year-end 2002	66.2	$16.97
Granted	0.3	$16.34
Exercised	(4.9)	$7.59
Canceled or Expired	(1.5)	$21.19

Outstanding, year-end 2003	60.1	$17.62
Granted	6.7	$17.28
Exercised	(4.2)	$7.29
Canceled or Expired	(1.1)	$20.99

Outstanding, year-end 2004	61.5	$18.20

A summary of options outstanding and exercisable at January 29, 2005 follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
		(In years)
$ 3.57 - $10.37	$9.7	1.00	$8.78	9.7	$8.78
$10.38 - $14.92	$12.6	5.66	$14.34	9.0	$14.11
$14.93 - $16.59	$6.2	5.15	$16.55	4.8	$16.56
$16.60 - $22.81	$13.5	6.26	$19.31	5.9	$21.05
$22.82 - $31.91	$19.5	5.74	$25.14	14.1	$25.45

$ 3.57 - $31.91	$61.5	5.03	$18.20	43.5	$17.81

If compensation cost for the Company’s stock option plans had been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and diluted earnings per common share would have been reduced to the pro forma amounts below:

	2004 (as restated)		2003 (as restated)		2002
	Actual	Pro Forma	Actual	Pro Forma	Actual	Pro Forma
Net earnings (loss)	$(104)	$(144)	$285	$245	$1,202	$1,161
Earnings (loss) per diluted common share	$(0.14)	$(0.20)	$0.38	$0.32	$1.52	$1.47

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

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made adequate provisions therefor. Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material adverse impact on the Company’s financial condition or results of operation.

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

20. RECENTLY ISSUED ACCOUNTING STANDARDS

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

The following tables present summarized financial information as of January 29, 2005 and January 31, 2004 and for the three years ended January 29, 2005. As described in Note 2, certain amounts have been restated.

Condensed Consolidating

Balance Sheets

As of January 29, 2005

(as restated)

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$32	$112	$—	$144
Store deposits in-transit	20	486	—	506
Receivables	583	747	(502)	828
Net inventories	415	3,941	—	4,356
Prepaid and other current assets	275	297	—	572

Total current assets	1325	5,583	(502)	6,406
Property, plant and equipment, net	1,277	10,220	—	11,497
Goodwill, net	20	2,171	—	2,191
Other assets	642	(245)	—	397
Investment in and advances to subsidiaries	10,668	—	(10,668)	—

Total Assets	$13,932	$17,729	$(11,170)	$20,491

Current liabilities
Current portion of long-term debt including obligations under capital leases	$71	$—	$—	$71
Accounts payable	188	3,912	(502)	3,598
Other current liabilities	319	2,347	—	2,666

Total current liabilities	578	6,259	(502)	6,335
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,797	33	—	7,830
Adjustment to reflect fair value interest rate hedges	70	—	—	70

Long-term debt including obligations under capital leases	7,867	33	—	7,900
Fair value interest rate hedges	11	—	—	11
Other long-term liabilities	1,857	769	—	2,626

Total Liabilities	10,313	7,061	(502)	16,872

Shareowners’ Equity	3,619	10,668	(10,668)	3,619

Total Liabilities and Shareowners’ equity	$13,932	$17,729	$(11,170)	$20,491

Condensed Consolidating

Balance Sheets

As of January 31, 2004

(as restated)

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$26	$133	$—	$159
Store deposits in-transit	64	515	—	579
Receivables	106	634	—	740
Net inventories	414	3,755	—	4,169
Prepaid and other current assets	271	280	—	551

Total current assets	881	5,317	—	6,198
Property, plant and equipment, net	1,129	10,049	—	11,178
Goodwill, net	21	3,117	—	3,138
Fair value interest rate hedges	6	—	—	6
Other assets	576	(329)	—	247
Investment in and advances to subsidiaries	12,136	—	(12,136)	—

Total Assets	$14,749	$18,154	$(12,136)	$20,767

Current liabilities
Current portion of long-term debt including obligations under capital leases	$242	$6	$—	$248
Accounts payable	215	3,240	—	3,455
Other current liabilities	689	1,792	—	2,481

Total current liabilities	1,146	5,038	—	6,184
Long-term debt including obligations under capital leases
Face value long-term debt including obligations under capital leases	7,699	313	—	8,012
Adjustment to reflect fair value interest rate hedges	104	—	—	104

Long-term debt including obligations under capital leases	7,803	313	—	8,116
Other long-term liabilities	1,732	667	—	2,399

Total Liabilities	10,681	6,018	—	16,699

Shareowners’ Equity	4,068	12,136	(12,136)	4,068

Total Liabilities and Shareowners’ equity	$14,749	$18,154	$(12,136)	$20,767

Condensed Consolidating

Statements of Operations

For the Year ended January 29, 2005

(as restated)

	The Kroger Co.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$8,003	$49,432	$41	$(1,042)	$56,434
Merchandise costs, including warehousing and transportation	6,420	36,721	—	(1,001)	42,140
Operating, general and administrative	1,126	9,494	(9)	—	10,611
Rent	194	527	—	(41)	680
Depreciation and amortization	110	1,142	4	—	1,256
Goodwill impairment charge	—	904	—	—	904

Operating profit	153	644	46	—	843
Interest expense	529	6	22	—	557
Equity in earnings of subsidiaries	434	—	—	(434)	—

Earnings (loss) before tax expense	58	638	24	(434)	286
Tax expense (benefit)	158	231	1	—	390

Net earnings (loss)	$(100)	$407	$23	$(434)	$(104)

Condensed Consolidating

Statements of Operations

For the Year ended January 31, 2004

(as restated)

	The Kroger Co.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,935	$47,752	$45	$(941)	$53,791
Merchandise costs, including warehousing and transportation	5,583	34,943	—	(889)	39,637
Operating, general and administrative	1,305	9,060	(11)	—	10,354
Rent	168	541	—	(52)	657
Depreciation and amortization	91	1,114	4	—	1,209
Goodwill impairment charge	—	471	—	—	471
Asset impairment charge	—	120	—	—	120

Operating profit (loss)	(212)	1,503	52	—	1,343
Interest expense	568	15	21	—	604
Equity in earnings of subsidiaries	966	—	—	(966)	—

Earnings (loss) before tax expense	186	1,488	31	(966)	739
Tax expense (benefit)	(126)	571	9	—	454

Net earnings (loss)	$312	$917	$22	$(966)	$285

Condensed Consolidating

Statements of Operations

For the Year ended February 1, 2003

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,545	$46,100	$(885)	$51,760
Merchandise costs, including warehousing and transportation	5,254	33,389	(833)	37,810
Operating, general and administrative	1,230	8,388	—	9,618
Rent	168	544	(52)	660
Depreciation and amortization	86	1,001	—	1,087
Merger-related costs, restructuring charges and related items	10	6	—	16

Operating profit (loss)	(203)	2,772	—	2,569
Interest expense	583	36	—	619
Equity in earnings of subsidiaries	1,710	—	(1,710)	—

Earnings (loss) before tax expense	924	2,736	(1,710)	1,950
Tax expense (benefit)	(294)	1,026	—	732

Earnings (loss) before cumulative effect of an accounting change	1,218	1,710	(1,710)	1,218
Cumulative effect of an accounting change	(16)	—	—	(16)

Net earnings (loss)	$1,202	$1,710	$(1,710)	$1,202

Condensed Consolidating

Statements of Cash Flows

For the Year ended January 29, 2005

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(890)	$3,220	$2,330

Cash flows from investing activities:
Capital expenditures	(161)	(1,454)	(1,615)
Other	22	(15)	7

Net cash used by investing activities	(139)	(1,469)	(1,608)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	616	—	616
Reductions in long-term debt	(724)	(286)	(1,010)
Proceeds from issuance of capital stock	25	—	25
Capital stock reacquired	(319)	—	(319)
Other	(27)	(22)	(49)
Net change in advances to subsidiaries	1,464	(1,464)	—

Net cash provided (used) by financing activities	1,035	(1,772)	(737)

Net (decrease) increase in cash and temporary cash investments	6	(21)	(15)
Cash and temporary investments:
Beginning of year	26	133	159

End of year	$32	$112	$144

Condensed Consolidating

Statements of Cash Flows

For the Year ended January 31, 2004

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$385	$1,830	$2,215

Cash flows from investing activities:
Capital expenditures	(176)	(1,824)	(2,000)
Other	(59)	33	(26)

Net cash used by investing activities	(235)	(1,791)	(2,026)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	247	100	347
Reductions in long-term debt	(347)	(140)	(487)
Proceeds from issuance of capital stock	39	—	39
Proceeds from interest rate swap terminations	114	—	114
Capital stock reacquired	(301)	—	(301)
Other	(23)	110	87
Net change in advances to subsidiaries	104	(104)	—

Net cash provided (used) by financing activities	(167)	(34)	(201)

Net (decrease) increase in cash and temporary cash investments	(17)	5	(12)
Cash and temporary investments:
Beginning of year	43	128	171

End of year	$26	$133	$159

Condensed Consolidating

Statements of Cash Flows

For the Year ended February 1, 2003

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$2,171	$1,012	$3,183

Cash flows from investing activities:
Capital expenditures	(173)	(1,718)	(1,891)
Other	51	(67)	(16)

Net cash used by investing activities	(122)	(1,785)	(1,907)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,353	—	1,353
Reductions in long-term debt	(1,702)	(55)	(1,757)
Proceeds from issuance of capital stock	41	—	41
Capital stock reacquired	(785)	—	(785)
Other	(25)	(93)	(118)
Net change in advances to subsidiaries	(913)	913	—

Net cash provided (used) by financing activities	(2,031)	765	(1,266)

Net (decrease) increase in cash and temporary cash investments	18	(8)	10
Cash and temporary investments:
Beginning of year	25	136	161

End of year	$43	$128	$171

22. QUARTERLY DATA (UNAUDITED)

	Quarter
2004	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks) (as restated)	Total Year (52 Weeks) (as restated)
Sales	$16,905	$12,980	$12,854	$13,695	$56,434
Net earnings (loss)	$263	$142	$143	$(652)	$(104)
Net earnings (loss) per basic common share	$0.35	$0.19	$0.19	$(0.89)	$(0.14)
Average number of shares used in basic calculation	741	737	736	730	736
Net earnings (loss) per diluted common share	$0.35	$0.19	$0.19	$(0.89)	$(0.14)
Average number of shares used in diluted calculation	749	744	742	730	736

2003	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks) (as restated)	Total Year (52 Weeks) (as restated)
Sales	$16,266	$12,351	$12,141	$13,033	$53,791
Net earnings (loss)	$352	$190	$110	$(367)	$285
Net earnings (loss) per basic common share	$0.47	$0.25	$0.15	$(0.49)	$0.38
Average number of shares used in basic calculation	754	747	743	743	747
Net earnings (loss) per diluted common share	$0.46	$0.25	$0.15	$(0.49)	$0.38
Average number of shares used in diluted calculation	761	756	754	743	754

	Fourth Quarter (12 Weeks)
2004	As Previously Reported	Adjustment	As Restated
Net earnings	$(648)	$(4)	$(652)
Net earnings per basic common share	$(0.89)	$0.00	$(0.89)
Net earnings per diluted common share	$(0.89)	$0.00	$(.089)

	Fourth Quarter (12 Weeks)
2003	As Previously Reported	Adjustment	As Restated
Net earnings	$(340)	$(27)	$(367)
Net earnings per basic common share	$(0.45)	$(0.04)	$(0.49)
Net earnings per diluted common share	$(0.45)	$(0.04)	$(0.49)

ITEM 9A. CONTROLS AND PROCEDURES

As of January 29, 2005, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness set forth below in “Management’s Report on Internal Control Over Financial Reporting,” Kroger’s disclosure controls and procedures were not effective as of January 29, 2005.

MANAGEMENT’S CONSIDERATION OF THE RESTATEMENT

Management concluded that the restatement items described in Note 2 to the consolidated financial statements that pertain to the determination of deferred income tax balances related to business combinations were an additional effect of the material weakness described below.

Management concluded that the tax matters unrelated to business combinations described in Note 2 to the consolidated financial statements individually or in the aggregate did not constitute a material weakness. Management reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 99, “Materiality,” paragraph 29 of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and took into consideration (i) that the restatement adjustments did not have a material effect on the financial statements of any prior interim or annual periods taken as a whole; (ii) that the cumulative effect of the restatement adjustments on shareowners’ equity was not material to the financial statements of any prior interim or annual periods; and (iii) that the Company decided to restate its previously issued financial statements solely because the cumulative effect of the adjustments would have been material to fourth quarter 2005 net income.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of January 29, 2005, due to the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. As of January 29, 2005, we did not maintain effective internal control over the determination of deferred income tax balances related to a business combination. Specifically, controls over the processes and procedures in calculating deferred income tax liabilities related to a business combination were not effective to ensure that the deferred income tax liabilities and allocated goodwill were fairly stated in accordance with generally accepted accounting principles. This deficiency resulted in a year-end audit adjustment affecting deferred income tax liabilities, goodwill and the goodwill impairment charge. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Therefore, we have concluded that this control deficiency constitutes a material weakness.

Management previously concluded that the Company did not maintain effective internal control over financial reporting as of January 29, 2005 because of the material weakness described above. Management has determined that the restatement described in Note 2 to the consolidated financial statements pertaining to the determination of deferred income tax balances related to business combinations was an additional effect of the material weakness described above. Accordingly, the restatement did not affect management’s assessment on internal control over financial reporting.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report (which expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of our internal control over financial reporting as of January 29, 2005), which can be found in Item 8 of this Form 10-K/A.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the fiscal quarter ended January 29, 2005, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)[1].	Financial Statements:

Report of Independent Auditors

Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004

Consolidated Statements of Operations for the years ended January 29, 2005, January 31, 2004 and February 1, 2003 Consolidated Statements of Cash Flows for the years ended January 29, 2005, January 31, 2004 and February 1, 2003 Consolidated Statement of Changes in Shareowners Equity

Notes to Consolidated Financial Statements

(a)[2].	Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

(a)[3].	Exhibits

3.1	Amended Articles of Incorporation of The Kroger Co. are incorporated by reference to Exhibit 3.1 of The Kroger Co.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Kroger Co.’s Regulations are incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Registration Statement on Form S-3 (Registration No. 33-57552) filed with the SEC on January 28, 1993.

4.1	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

10.1	Material Contracts – Executive Employment Agreement dated as of November 30, 2001, between the Company and David B. Dillon. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for fiscal year ended February 2, 2002.

10.2	Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-133339.

*10.3	The Kroger Co. Deferred Compensation Plan for Independent Directors.

*10.4	The Kroger Co. Executive Deferred Compensation Plan.

10.5	Form of Amended and Restated Rights Agreement dated as of April 4, 1997. Incorporated by reference to Exhibit 1 of The Kroger Co.’s Form 8-A/A filed with the SEC on April 4, 1997.

10.6	Amendment No. 1 to Amended and Restated Rights Agreement dated as of October 18, 1998. Incorporated by reference to Exhibit 2 of The Kroger Co.’s Form 8-A/A filed with the SEC on October 27, 1998.

10.7	2005 Bonus Plan for Executive Officers. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on March 17, 2005.

10.8	The Kroger Co. 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on May 15, 1997.

10.9	The Kroger Co. 1999 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on May 20, 1999.

10.10	The Kroger Co. 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 27, 2002.

*10.11	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans.

*10.12	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans.

10.13	Five Year Credit Agreement dated as of May 20, 2004. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on May 24, 2004.

10.14	Five Year Credit Agreement dated as of May 22, 2002. Incorporated by reference to Exhibit 99.2 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on May 24, 2002.

*10.15	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Banc of America Securities, LLC, as Dealer dated as of December 3, 2003, as amended on July 23, 2004.

*10.16	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Citigroup Global Markets Inc., as Dealer dated as of December 3, 2003, as amended on June 9, 2004.

10.17	Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of The Kroger Co.’s Form 8-K dated December 10, 2004.

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

12.2	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Accountants.

23.2	Consent of Independent Accountants.

*24.1	Powers of Attorney.

*31.1	Rule 13a-14(a)/15d-14(a) Certification.

*31.2	Rule 13a-14(a)/15d-14(a) Certification.

*31.3	Rule 13a-14(a)/15d-14(a) Certification.

*31.4	Rule 13a-14(a)/15d-14(a) Certification.

31.5	Rule 13a-14(a)/15d-14(a) Certification.

31.6	Rule 13a-14(a)/15d-14(a) Certification.

*32.1	Section 1350 Certifications.

*32.2	Section 1350 Certifications.

32.3	Section 1350 Certifications.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: March 6, 2006	By	/s/ (*David B. Dillon)
David B. Dillon Chief Executive Officer (principal executive officer)

Dated: March 6, 2006	By	/s/ (*J. Michael Schlotman)
J. Michael Schlotman Chief Financial Officer (principal financial officer)

Dated: March 6, 2006	By	/s/ (*M. Elizabeth Van Oflen)
M. Elizabeth Van Oflen Vice President & Controller (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 3rd of March 2006.

/s/ (*Reuben V. Anderson)	Director
Reuben V. Anderson

Director
Robert D. Beyer

/s/ (*John L. Clendenin)	Director
John L Clendenin

/s/ (*David B. Dillon)	Chairman and Chief Executive Officer
David B. Dillon

/s/ (*David B. Lewis)	Director
David B. Lewis

/s/ (*John T. LaMacchia)	Director
John T. LaMacchia

/s/ (*Don W. McGeorge)	President, Chief Operating Officer, and Director
Don W. McGeorge

/s/ (*W. Rodney McMullen)	Vice Chairman and Director
W. Rodney McMullen

/s/ (*Clyde R. Moore)	Director
Clyde R. Moore

/s/ (*Katherine D. Ortega)	Director
Katherine D. Ortega

/s/ (*Steven R. Rogel)	Director
Steven R. Rogel

/s/ (*Bobby S. Shackouls)	Director
Bobby S. Shackouls

/s/ (*Susan M. Phillips)	Director
Susan M. Phillips

By:	/s/ (*Bruce M. Gack)
Bruce M. Gack
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.
3.1	Amended Articles of Incorporation of The Kroger Co. are incorporated by reference to Exhibit 3.1 of The Kroger Co.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Kroger Co.’s Regulations are incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Registration Statement on Form S-3 (Registration No. 33-57552) filed with the SEC on January 28, 1993.

4.1	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

10.1	Material Contracts – Executive Employment Agreement dated as of November 30, 2001, between the Company and David B. Dillon. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for fiscal year ended February 2, 2002.

10.2	Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-133339.

*10.3	The Kroger Co. Deferred Compensation Plan for Independent Directors.

*10.4	The Kroger Co. Executive Deferred Compensation Plan.

10.5	Form of Amended and Restated Rights Agreement dated as of April 4, 1997. Incorporated by reference to Exhibit 1 of The Kroger Co.’s Form 8-A/A filed with the SEC on April 4, 1997.

10.6	Amendment No. 1 to Amended and Restated Rights Agreement dated as of October 18, 1998. Incorporated by reference to Exhibit 2 of The Kroger Co.’s Form 8-A/A filed with the SEC on October 27, 1998.

10.7	2005 Bonus Plan for Executive Officers. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on March 17, 2005.

10.8	The Kroger Co. 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on May 15, 1997.

10.9	The Kroger Co. 1999 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on May 20, 1999.

10.10	The Kroger Co. 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 27, 2002.

*10.11	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans.

*10.12	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans.

10.13	Five Year Credit Agreement dated as of May 20, 2004. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on May 24, 2004.

10.14	Five Year Credit Agreement dated as of May 22, 2002. Incorporated by reference to Exhibit 99.2 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on May 24, 2002.

*10.15	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Banc of America Securities, LLC, as Dealer dated as of December 3, 2003, as amended on July 23, 2004.

*10.16	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Citigroup Global Markets Inc., as Dealer dated as of December 3, 2003, as amended on June 9, 2004.

10.17	Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of The Kroger Co.’s Form 8-K dated December 10, 2004.

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

12.2	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Accountants.

23.2	Consent of Independent Accountants.

*24.1	Powers of Attorney.

*31.1	Rule 13a-14(a)/15d-14(a) Certification.

*31.2	Rule 13a-14(a)/15d-14(a) Certification.

*31.3	Rule 13a-14(a)/15d-14(a) Certification.

*31.4	Rule 13a-14(a)/15d-14(a) Certification.

31.5	Rule 13a-14(a)/15d-14(a) Certification.

31.6	Rule 13a-14(a)/15d-14(a) Certification.

*32.1	Section 1350 Certifications.

*32.2	Section 1350 Certifications.

32.3	Section 1350 Certifications.

*	Previously filed.