Form 10-Q/A
period 2005-05-21
KROGER CO
filed 2006-03-06
CIK 56873

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

EXPLANATORY NOTE:

This filing is made to restate the May 21, 2005 and January 29, 2005 balance sheets contained herein to correct errors in accumulated earnings and deferred income taxes related to the matters described in the January 29, 2005 Form 10-K/A Amendment No. 2.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	First Quarter Ended
	May 21, 2005	May 22, 2004
Sales	$17,948	$16,905

Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	13,442	12,523
Operating, general and administrative	3,296	3,209
Rent	203	212
Depreciation and amortization	389	372

Operating Profit	618	589
Interest expense	159	172

Earnings before income tax expense	459	417
Income tax expense	165	154

Net earnings	$294	$263

Net earnings per basic common share	$0.40	$0.35

Average number of common shares used in basic calculation	727	741
Net earnings per diluted common share	$0.40	$0.35

Average number of common shares used in diluted calculation	732	749

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	May 21, 2005 (as restated)	January 29, 2005 (as restated)
ASSETS
Current assets
Cash and temporary cash investments	$135	$144
Deposits in-transit	521	506
Receivables	616	661
Receivables - Taxes	—	167
FIFO Inventory	4,676	4,729
LIFO Credit	(384)	(373)
Prefunded employee benefits	36	300
Prepaid and other current assets	272	272

Total current assets	5,872	6,406
Property, plant and equipment, net	11,466	11,497
Goodwill	2,192	2,191
Other assets and investments	394	397

Total Assets	$19,924	$20,491

LIABILITIES
Current liabilities
Current portion of long-term debt, at face value, including obligations under capital leases and financing obligations	$71	$71
Accounts payable	3,445	3,598
Accrued salaries and wages	570	659
Deferred income taxes	286	286
Other current liabilities	1,676	1,721

Total current liabilities	6,048	6,335

Long-term debt including obligations under capital leases and financing obligations:
Long-term debt, at face value, including obligations under capital leases and financing obligations	7,376	7,830
Adjustment to reflect fair value interest rate hedges (13)	57	70

Long-term debt including obligations under capital leases and financing obligations	7,433	7,900

Deferred income taxes	821	841
Other long-term liabilities	1,837	1,796

Total Liabilities	16,139	16,872

Commitments and Contingencies (Note 12)

SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 921 shares issued in 2005 and 918 shares issued in 2004	921	918
Additional paid-in capital	2,448	2,432
Accumulated other comprehensive loss	(201)	(202)
Accumulated earnings	3,914	3,620
Common stock in treasury, at cost, 198 shares in 2005 and 190 shares in 2004	(3,297)	(3,149)

Total Shareowners’ Equity	3,785	3,619

Total Liabilities and Shareowners’ Equity	$19,924	$20,491

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

2. Restatement of Financial Statements

The Company has restated its May 31, 2005 and January 29, 2005 balance sheets contained herein to correct errors in accumulated earnings and deferred income taxes related to matters described in the January 29, 2005 Form 10-K/A Amendment No. 2. These adjustments caused deferred income tax liabilities to decrease and accumulated earnings to increase by $79 as of May 21, 2005 and January 29, 2005.

The following is a summary of the effects of the changes described above:

Consolidated Balance Sheets

May 21, 2005	As Previously Reported	Adjustments	As Restated
Deferred income taxes	$267	$19	$286
Total current liabilities	$6,029	$19	$6,048
Deferred income taxes	$919	$(98)	$821
Total liabilities	$16,218	$(79)	$16,139
Accumulated earnings	$3,835	$79	$3,914
Total shareowner’s equity	$3,706	$79	$3,785

Fiscal Year 2004	As Previously Reported	Adjustments	As Restated
Deferred income taxes	$267	$19	$286
Total current liabilities	$6,316	$19	$6,335
Deferred income taxes	$939	$(98)	$841
Total liabilities	$16,951	$(79)	$16,872
Accumulated earnings	$3,541	$79	$3,620
Total shareowner’s equity	$3,540	$79	$3,619

3. STOCK OPTION PLANS

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

4. DEBT OBLIGATIONS

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

5. GOODWILL, NET

The following table summarizes the changes in the Company’s net goodwill balance:

Balance at January 29, 2005	$2,191
Goodwill recorded	—
Purchase accounting adjustments in accordance with SFAS No. 141	1

Balance at May 21, 2005	$2,192

6. COMPREHENSIVE INCOME

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

8. INCOME TAXES

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

9. EARNINGS PER COMMON SHARE

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

The following tables present summarized financial information as of May 21, 2005, and January 29, 2005, and for the first quarters ended May 21, 2005 and May 22, 2004. As described in Note 2, certain amounts have been restated.

Condensed Consolidating

Balance Sheets

As of May 21, 2005

(as restated)

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$26	$109	$—	$135
Deposits in-transit	58	463	—	521
Accounts receivable	506	612	(502)	616
Net inventories	440	3,852	—	4,292
Prepaid and other current assets	104	204	—	308

Total current assets	1,134	5,240	(502)	5,872

Property, plant and equipment, net	1,464	10,002	—	11,466
Goodwill	56	2,136	—	2,192
Other assets and investments	—	394	—	394
Investment in and advances to subsidiaries	9,168	—	(9,168)	—

Total assets	$11,822	$17,772	$(9,670)	$19,924

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$71	$—	$—	$71
Accounts payable	224	3,723	(502)	3,445
Other current liabilities	276	2,256	—	2,532

Total current liabilities	571	5,979	(502)	6,048

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	7,344	32	—	7,376
Adjustment to reflect fair value interest rate hedges	57	—	—	57

Long-term debt including obligations under capital leases and financing obligations	7,401	32	—	7,433

Other long-term liabilities	65	2,593	—	2,658

Total liabilities	8,037	8,604	(502)	16,139

Shareowners’ Equity	3,785	9,168	(9,168)	3,785

Total liabilities and shareowners’ equity	$11,822	$17,772	$(9,670)	$19,924

Condensed Consolidating

Balance Sheets

As of January 29, 2005

(as restated)

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$32	$112	—	$144
Deposits in-transit	20	486	—	506
Accounts receivable	583	747	(502)	828
Net inventories	415	3,941	—	4,356
Prepaid and other current assets	275	297	—	572

Total current assets	1,325	5,583	(502)	6,406

Property, plant and equipment, net	1,277	10,220	—	11,497
Goodwill	20	2,171	—	2,191
Other assets and investments	642	(245)	—	397
Investment in and advances to subsidiaries	10,668	—	(10,668)	—

Total assets	$13,932	$17,729	$(11,170)	$20,491

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$71	$—	$—	$71
Accounts payable	188	3,912	(502)	3,598
Other current liabilities	319	2,347	—	2,666

Total current liabilities	578	6,259	(502)	6,335

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	7,797	33	—	7,830
Adjustment to reflect fair value interest rate hedges	70	—	—	70

Long-term debt including obligations under capital leases and financing obligations	7,867	33	—	7,900

Other long-term liabilities	1,868	769	—	2,637

Total liabilities	10,313	7,061	(502)	16,872

Shareowners’ Equity	3,619	10,668	(10,668)	3,619

Total liabilities and shareowners’ equity	$13,932	$17,729	$(11,170)	$20,491

Condensed Consolidating

Statements of Operations

For the Quarter Ended May 21, 2005

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,530	$15,705	$(287)	$17,948
Merchandise costs, including warehousing and transportation	2,116	11,611	(285)	13,442
Operating, general and administrative	475	2,821	—	3,296
Rent	56	149	(2)	203
Depreciation and amortization	25	364	—	389

Operating profit (loss)	(142)	760	—	618
Interest expense	150	9	—	159
Equity in earnings of subsidiaries	489	—	(489)	—

Earnings (loss) before income tax expense	197	751	(489)	459
Income tax expense (benefit)	(97)	262	—	165

Net earnings	$294	$489	$(489)	$294

Condensed Consolidating

Statements of Operations

For the Quarter Ended May 22, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,221	$14,958	$(274)	$16,905
Merchandise costs, including warehousing and transportation	1,730	11,051	(258)	12,523
Operating, general and administrative	474	2,735	—	3,209
Rent	64	164	(16)	212
Depreciation and amortization	40	332	—	372

Operating profit (loss)	(87)	676	—	589
Interest expense	156	16	—	172
Equity in earnings of subsidiaries	412	—	(412)	—

Earnings (loss) before income tax expense	169	660	(412)	417
Income tax expense (benefit)	(94)	248	—	154

Net earnings	$263	$412	$(412)	$263

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended May 21, 2005

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities	$(820)	$1,793	$973

Cash flows from investing activities:
Capital expenditures	(33)	(368)	(401)
Other	9	15	24

Net cash used by investing activities	(24)	(353)	(377)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	6	—	6
Reductions in long-term debt	(459)	(1)	(460)
Proceeds from issuance of capital stock	22	—	22
Treasury stock purchases	(153)	—	(153)
Other	(2)	(18)	(20)
Net change in advances to subsidiaries	1,424	(1,424)	—

Net cash provided (used) by financing activities	838	(1,443)	(605)

Net decrease in cash and temporary cash investments	(6)	(3)	(9)
Cash and temporary cash investments:
Beginning of year	32	112	144

End of quarter	$26	$109	$135

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended May 22, 2004

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities	$(59)	$1,000	$941

Cash flows from investing activities:
Capital expenditures	(27)	(426)	(453)
Other	—	6	6

Net cash used by investing activities	(27)	(420)	(447)

Cash flows from financing activities:
Reductions in long-term debt	(319)	(2)	(321)
Proceeds from issuance of capital stock	15	—	15
Treasury stock purchases	(121)	—	(121)
Other	(5)	(78)	(83)
Net change in advances to subsidiaries	518	(518)	—

Net provided (used) by financing activities	88	(598)	(510)

Net increase (decrease) in cash and temporary cash investments	2	(18)	(16)
Cash and temporary cash investments:
Beginning of year	26	133	159

End of quarter	$28	$115	$143

12. COMMITMENTS AND CONTINGENCIES

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

13. FAIR VALUE INTEREST RATE HEDGES

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

14. SUBSEQUENT EVENTS

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

PART II – OTHER INFORMATION

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

*EXHIBIT 31.1 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

*EXHIBIT 31.2 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

EXHIBIT 31.3 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

EXHIBIT 31.4 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

*EXHIBIT 32.1 – Section 1350 Certifications

EXHIBIT 32.2 – Section 1350 Certifications

*EXHIBIT 99.1 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 99.2 - Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: March 6, 2006	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: March 6, 2006	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -	Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Company’s Regulations are incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

Exhibit 4.1 -	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

*Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

*Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

Exhibit 31.3 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

Exhibit 31.4 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

*Exhibit 32.1 -	Section 1350 Certifications

Exhibit 32.2 -	Section 1350 Certifications

*Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

Exhibit 99.2 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

*	Previously filed.