Form 10-Q/A
period 2005-08-13
KROGER CO
filed 2006-03-06
CIK 56873

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

EXPLANATORY NOTE:

This filing is made to restate the August 13, 2005 and January 29, 2005 balance sheets contained herein to correct errors in accumulated earnings and deferred income taxes related to the matters described in the January 29, 2005 Form 10-K/A Amendment No. 2.

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

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	August 13, 2005 (as restated)	January 29, 2005 (as restated)
ASSETS
Current assets
Cash – In stores	$129	$144
Cash – Temporary cash investments	250	—

Total Cash	379	144

Deposits in-transit	510	506
Receivables	641	661
Receivables - Taxes	—	167
FIFO Inventory	4,642	4,729
LIFO Credit	(392)	(373)
Prefunded employee benefits	—	300
Prepaid and other current assets	264	272

Total current assets	6,044	6,406
Property, plant and equipment, net	11,435	11,497
Goodwill	2,192	2,191
Other assets and investments	417	397

Total Assets	$20,088	$20,491

LIABILITIES
Current liabilities
Current portion of long-term debt, at face value, including obligations under capital leases and financing obligations	$295	$71
Accounts payable	3,421	3,598
Accrued salaries and wages	649	659
Deferred income taxes	286	286
Other current liabilities	1,875	1,721

Total current liabilities	6,526	6,335

Long-term debt including obligations under capital leases and financing obligations:
Long-term debt, at face value, including obligations under capital leases and financing obligations	6,879	7,830
Adjustment to reflect fair value interest rate hedges (Note 12)	47	70

Long-term debt including obligations under capital leases and financing obligations	6,926	7,900

Deferred income taxes	813	841
Other long-term liabilities	1,849	1,796

Total Liabilities	16,114	16,872

Commitments and Contingencies (Note 11)

SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 924 shares issued in 2005 and 918 shares issued in 2004	924	918
Additional paid-in capital	2,482	2,432
Accumulated other comprehensive loss	(200)	(202)
Accumulated earnings	4,105	3,620
Common stock in treasury, at cost, 201 shares in 2005 and 190 shares in 2004	(3,337)	(3,149)

Total Shareowners’ Equity	3,974	3,619

Total Liabilities and Shareowners’ Equity	$20,088	$20,491

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

2. Restatement of Financial Statements

The Company has restated its August 13, 2005 and January 29, 2005 balance sheets contained herein to correct errors in accumulated earnings and deferred income taxes related to matters described in the January 29, 2005 Form 10-K/A Amendment No. 2. These adjustments caused deferred income tax liabilities to decrease and accumulated earnings to increase by $79 as of August 13, 2005 and January 29, 2005.

The following is a summary of the effects of the changes described above:

Consolidated Balance Sheets

August 13, 2005	As Previously Reported	Adjustments	As Restated
Deferred income taxes	$267	$19	$286
Total current liabilities	$6,507	$19	$6,526
Deferred income taxes	$911	$(98)	$813
Total liabilities	$16,193	$(79)	$16,114
Accumulated earnings	$4,026	$79	$4,105
Total shareowner’s equity	$3,895	$79	$3,974

Fiscal Year 2004	As Previously Reported	Adjustments	As Restated
Deferred income taxes	$267	$19	$286
Total current liabilities	$6,316	$19	$6,335
Deferred income taxes	$939	$(98)	$841
Total liabilities	$16,951	$(79)	$16,872
Accumulated earnings	$3,541	$79	$3,620
Total shareowner’s equity	$3,540	$79	$3,619

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

5. COMPREHENSIVE INCOME

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

In addition to the $107 contributed to the Company-sponsored pension plans in the first two quarters of 2005, the Company is required to make cash contributions totaling $36 during the balance of fiscal 2005. The Company may elect to make additional contributions during 2005 in order to maintain its desired funding status, as described in Note 13, Subsequent Events.

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

The following tables present summarized financial information as of August 13, 2005, and January 29, 2005, and for the second quarters ended, and the two quarters ended, August 13, 2005 and August 14, 2004. As described in Note 2, certain amounts have been restated.

Condensed Consolidating

Balance Sheets

As of August 13, 2005

(as restated)

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$23	$356	$—	$379
Deposits in-transit	66	444	—	510
Accounts receivable	503	640	(502)	641
Net inventories	421	3,829	—	4,250
Prepaid and other current assets	69	195	—	264

Total current assets	1,082	5,464	(502)	6,044

Property, plant and equipment, net	1,298	10,137	—	11,435
Goodwill	56	2,136	—	2,192
Other assets and investments	548	(131)	—	417
Investment in and advances to subsidiaries	10,595	—	(10,595)	—

Total assets	$13,579	$17,606	$(11,097)	$20,088

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$295	$—	$—	$295
Accounts payable	203	3,720	(502)	3,421
Other current liabilities	242	2,568	—	2,810

Total current liabilities	740	6,288	(502)	6,526

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	6,849	30	—	6,879
Adjustment to reflect fair value interest rate hedges	47	—	—	47

Long-term debt including obligations under capital leases and financing obligations	6,896	30	—	6,926

Other long-term liabilities	1,969	693	—	2,662

Total liabilities	9,605	7,011	(502)	16,114

Shareowners’ Equity	3,974	10,595	(10,595)	3,974

Total liabilities and shareowners’ equity	$13,579	$17,606	$(11,097)	$20,088

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

In addition to the $107 contributed to Company-sponsored pension plans in the first two quarters of 2005, the Company is required to make cash contributions totaling $36 during the balance of fiscal 2005. The Company may elect to make additional contributions during 2005 in order to maintain its desired funding levels, as described in Note 13, Subsequent Events. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.

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

*EXHIBIT 10.1 – Material Contracts – 2005 Deferred Compensation Plan for Independent Directors

*EXHIBIT 10.2 – 2005 Executive Deferred Compensation Plan

*EXHIBIT 31.1 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

*EXHIBIT 31.2 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

*EXHIBIT 31.3 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

*EXHIBIT 31.4 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

EXHIBIT 31.5 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

EXHIBIT 31.6 – Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

*EXHIBIT 32.1 – Section 1350 Certifications

*EXHIBIT 32.2 – Section 1350 Certifications

EXHIBIT 32.3 – Section 1350 Certifications

*EXHIBIT 99.1 – Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 99.2 – Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: March 6, 2006	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: March 6, 2006	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1-	Amended Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998. The Company’s Regulations are incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on January 28, 1993, and bearing Registration No. 33-57552.

Exhibit 4.1 -	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

*Exhibit 10.1	Material Contracts – 2005 Deferred Compensation Plan for Independent Directors

*Exhibit 10.2	2005 Executive Deferred Compensation Plan

* Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

*Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

*Exhibit 31.3 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

*Exhibit 31.4 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

Exhibit 31.5 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer

Exhibit 31.6 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer

*Exhibit 32.1 -	Section 1350 Certifications

*Exhibit 32.2 -	Section 1350 Certifications

Exhibit 32.3 -	Section 1350 Certifications

*Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

Exhibit 99.2 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

*	Previously filed.