Form 10-Q/A
period 2005-11-05
KROGER CO
filed 2006-03-06
CIK 56873

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

EXPLANATORY NOTE:

This filing is made to restate the November 5, 2005 and January 29, 2005 balance sheets contained herein to correct errors in accumulated earnings and deferred income taxes related to the matters described in the January 29, 2005 Form 10-K/A Amendment No. 2.

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

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	November 5, 2005 (as restated)	January 29, 2005 (as restated)
ASSETS
Current assets
Cash – In stores	$137	$144
Cash – Temporary cash investments	100	—

Total Cash	237	144

Deposits in-transit	562	506
Receivables	664	661
Receivables - Taxes	—	167
FIFO Inventory	5,186	4,729
LIFO Credit	(400)	(373)
Prefunded employee benefits	—	300
Property held for sale	98	23
Prepaid and other current assets	226	249

Total current assets	6,573	6,406
Property, plant and equipment, net	11,381	11,497
Goodwill	2,192	2,191
Other assets and investments	431	397

Total Assets	$20,577	$20,491

LIABILITIES
Current liabilities
Current portion of long-term debt, at face value, including obligations under capital leases and financing obligations	$639	$71
Accounts payable	3,763	3,598
Deferred income taxes	286	286
Other current liabilities	2,548	2,380

Total current liabilities	7,236	6,335

Long-term debt including obligations under capital leases and financing obligations:
Long-term debt, at face value, including obligations under capital leases and financing obligations	6,596	7,830
Adjustment to reflect fair value interest rate hedges (Note 12)	25	70

Long-term debt including obligations under capital leases and financing obligations	6,621	7,900

Deferred income taxes	781	841
Other long-term liabilities	1,777	1,796

Total Liabilities	16,415	16,872

Commitments and Contingencies (Note 11)

SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 926 shares issued in 2005 and 918 shares issued in 2004	926	918
Additional paid-in capital	2,494	2,432
Accumulated other comprehensive loss	(199)	(202)
Accumulated earnings	4,290	3,620
Common stock in treasury, at cost, 201 shares in 2005 and 190 shares in 2004	(3,349)	(3,149)

Total Shareowners’ Equity	4,162	3,619

Total Liabilities and Shareowners’ Equity	$20,577	$20,491

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

2. Restatement of Financial Statements

The Company has restated its November 5, 2005 and January 29, 2005 balance sheets contained herein to correct errors in accumulated earnings and deferred income taxes related to matters described in the January 29, 2005 Form 10-K/A Amendment No. 2. These adjustments caused deferred income tax liabilities to decrease and accumulated earnings to increase by $79 as of November 5, 2005 and January 29, 2005.

The following is a summary of the effects of the changes described above:

Consolidated Balance Sheets

November 5, 2005	As Previously Reported	Adjustments	As Restated
Deferred income taxes	$267	$19	$286
Total current liabilities	$7,217	$19	$7,236
Deferred income taxes	$879	$(98)	$781
Total liabilities	$16,494	$(79)	$16,415
Accumulated earnings	$4,211	$79	$4,290
Total shareowner’s equity	$4,083	$79	$4,162

Fiscal Year 2004	As Previously Reported	Adjustments	As Restated
Deferred income taxes	$267	$19	$286
Total current liabilities	$6,316	$19	$6,335
Deferred income taxes	$939	$(98)	$841
Total liabilities	$16,951	$(79)	$16,872
Accumulated earnings	$3,541	$79	$3,620
Total shareowner’s equity	$3,540	$79	$3,619

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

5. COMPREHENSIVE INCOME

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

7. INCOME TAXES

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

The following tables present summarized financial information as of January 29, 2005 and for the third quarters ended, and the three quarters ended, November 5, 2005 and November 6, 2004. As described in Note 2, certain amounts have been restated.

Condensed Consolidating

Balance Sheets

As of November 5, 2005

(as restated)

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$25	$212	$—	$237
Deposits in-transit	60	502	—	562
Accounts receivable	501	665	(502)	664
Net inventories	408	4,378	—	4,786
Prepaid and other current assets	69	255	—	324

Total current assets	1,063	6,012	(502)	6,573

Property, plant and equipment, net	1,303	10,078	—	11,381
Goodwill	56	2,136	—	2,192
Other assets and investments	548	(117)	—	431
Investment in and advances to subsidiaries	10,869	—	(10,869)	—

Total assets	$13,839	$18,109	$(11,371)	$20,577

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$639	$—	$—	$639
Accounts payable	193	4,072	(502)	3,763
Other current liabilities	241	2,593	—	2,834

Total current liabilities	1,073	6,665	(502)	7,236

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	6,596	—	—	6,596
Adjustment to reflect fair value interest rate hedges	25	—	—	25

Long-term debt including obligations under capital leases and financing obligations	6,621	—	—	6,621
Other long-term liabilities	1,983	575	—	2,558

Total liabilities	9,677	7,240	(502)	16,415

Shareowners’ Equity	4,162	10,869	(10,869)	4,162

Total liabilities and shareowners’ equity	$13,839	$18,109	$(11,371)	$20,577

Condensed Consolidating

Balance Sheets

As of January 29, 2005

(as restated)

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$32	$112	—	$144
Deposits in-transit	20	486	—	506
Accounts receivable	583	747	(502)	828
Net inventories	415	3,941	—	4,356
Prepaid and other current assets	275	297	—	572

Total current assets	1,325	5,583	(502)	6,406

Property, plant and equipment, net	1,277	10,220	—	11,497
Goodwill	20	2,171	—	2,191
Other assets and investments	642	(245)	—	397
Investment in and advances to subsidiaries	10,668	—	(10,668)	—

Total assets	$13,932	$17,729	$(11,170)	$20,491

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$71	$—	$—	$71
Accounts payable	188	3,912	(502)	3,598
Other current liabilities	319	2,347	—	2,666

Total current liabilities	578	6,259	(502)	6,335

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	7,797	33	—	7,830
Adjustment to reflect fair value interest rate hedges	70	—	—	70

Long-term debt including obligations under capital leases and financing obligations	7,867	33	—	7,900
Other long-term liabilities	1,868	769	—	2,637

Total liabilities	10,313	7,061	(502)	16,872
Shareowners’ Equity	3,619	10,668	(10,668)	3,619

Total liabilities and shareowners’ equity	$13,932	$17,729	$(11,170)	$20,491

Condensed Consolidating

Statements of Operations

For the Quarter Ended November 5, 2005

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,013	$12,164	$(157)	$14,020
Merchandise costs, including warehousing and transportation	1,541	9,210	(155)	10,596
Operating, general and administrative	389	2,167	—	2,556
Rent	34	134	(2)	166
Depreciation and amortization	62	225	—	287

Operating profit (loss)	(13)	428	—	415
Interest expense	113	1	—	114
Equity in earnings of subsidiaries	381	—	(381)	—

Earnings (loss) before income tax expense	255	427	(381)	301
Income tax expense (benefit)	70	46	—	116

Net earnings	$185	$381	$(381)	$185

Condensed Consolidating

Statements of Operations

For the Quarter Ended November 6, 2004

	The Kroger Co.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$1,611	$11,516	$12	$(285)	$12,854
Merchandise costs, including warehousing and transportation	1,306	8,606	—	(273)	9,639
Operating, general and administrative	374	2,062	(3)	—	2,433
Rent	28	142	—	(12)	158
Depreciation and amortization	23	262	2	—	287

Operating profit (loss)	(120)	444	13	—	337
Interest expense	105	6	6	—	117
Equity in earnings of subsidiaries	317	—	—	(317)	—

Earnings (loss) before income tax expense	92	438	7	(317)	220
Income tax expense (benefit)	(51)	126	2	—	77

Net earnings	$143	$312	$5	$(317)	$143

Condensed Consolidating

Statements of Operations

For the Three Quarters Ended November 5, 2005

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,502	$39,992	$(661)	$45,833
Merchandise costs, including warehousing and transportation	5,173	29,985	(655)	34,503
Operating, general and administrative	1,251	7,129	—	8,380
Rent	123	397	(6)	514
Depreciation and amortization	104	865	—	969

Operating profit (loss)	(149)	1,616	—	1,467
Interest expense	387	7	—	394
Equity in earnings of subsidiaries	1,149	—	(1,149)	—

Earnings (loss) before income tax expense	613	1,609	(1,149)	1,073
Income tax expense (benefit)	(63)	460	—	397

Net earnings	$676	$1,149	$(1,149)	$676

Condensed Consolidating

Statements of Operations

For the Three Quarters Ended November 6, 2004

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,004	$37,531	$(796)	$42,739
Merchandise costs, including warehousing and transportation	4,861	27,778	(756)	31,883
Operating, general and administrative	1,163	6,912	—	8,075
Rent	140	425	(40)	525
Depreciation and amortization	82	867	—	949

Operating profit (loss)	(242)	1,549	—	1,307
Interest expense	415	27	—	442
Equity in earnings of subsidiaries	989	—	(989)	—

Earnings (loss) before income tax expense	332	1,522	(989)	865
Income tax expense (benefit)	(216)	533		317

Net earnings	$548	$989	$(989)	$548

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended November 5, 2005

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,071	$978	$2,049
Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(125)	(886)	(1,011)
Other	17	22	39

Net cash used by investing activities	(108)	(864)	(972)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	13	—	13
Payments on long-term debt	(28)	(33)	(61)
Payments on bank revolver	(629)	—	(629)
Proceeds from issuance of capital stock	76	—	76
Treasury stock purchases	(202)	—	(202)
Other	1	(182)	(181)
Net change in advances to subsidiaries	(201)	201	—

Net cash used by financing activities	(970)	(14)	(984)

Net increase (decrease) in cash	(7)	100	93
Cash:
Beginning of year	32	112	144

End of quarter	$25	$212	$237

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended November 6, 2004

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$481	$1,567	$2,048
Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(136)	(1,144)	(1,280)
Other	17	48	65

Net cash used by investing activities	(119)	(1,096)	(1,215)

Cash flows from financing activities:
Payments on long-term debt	(777)	—	(777)
Borrowings on bank revolver	256	7	263
Proceeds from issuance of capital stock	33	—	33
Treasury stock purchases	(249)	—	(249)
Other	(32)	(100)	(132)
Net change in advances to subsidiaries	403	(403)	—

Net cash used by financing activities	(366)	(496)	(862)

Net decrease in cash	(4)	(25)	(29)
Cash:
Beginning of year	26	133	159

End of quarter	$22	$108	$130

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

PART II. OTHER INFORMATION

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