Form 10-K
period 2006-01-28
KROGER CO
filed 2006-04-07
CIK 56873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended January 28, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-303

THE KROGER CO.
(Exact name of registrant as specified in its charter)

Ohio	31-0345740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1014 Vine Street, Cincinnati, OH 45202	45202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (513) 762-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock $1 par value 723,470,510 shares outstanding on March 31, 2006	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

NONE
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of March 31, 2006: $14,729,859,584

Documents Incorporated by Reference:

Proxy statement to be filed pursuant to Regulation 14A of the Exchange Act on or before May 30, 2006, incorporated by reference into Part III of Form 10-K.

PART I

ITEM 1.	BUSINESS.

          The Kroger Co. was founded in 1883 and incorporated in 1902. As of January 28, 2006, the Company was one of the largest retailers in the United States based on annual sales. The Company also manufactures and processes some of the food for sale in its supermarkets. The Company’s principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202, and its telephone number is (513) 762-4000. The Company maintains a web site (www.kroger.com) that includes additional information about the Company. The Company makes available through its web site, free of charge, its annual reports on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K, including amendments thereto. These forms are available as soon as reasonably practicable after the Company has filed or furnished them electronically with the SEC.

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

EMPLOYEES

          The Company employs approximately 290,000 full and part-time employees. A majority of the Company’s employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 325 such agreements, usually with terms of three to five years.

          During fiscal 2005, major collective bargaining agreements were ratified in Atlanta, Columbus, Dallas, Portland (non-food), Roanoke, as well as Teamsters contracts covering southern California and several facilities in the Midwest.

          During fiscal 2006, the Company has various labor contracts expiring throughout the country; there are fewer employees covered by the contracts that expire in 2006 than was the case in 2005.

STORES

          As of January 28, 2006, the Company operated, either directly or through its subsidiaries, 2,507 supermarkets, 579 of which had fuel centers.  Approximately 35% of these supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land.  The Company’s current strategy emphasizes self-development and ownership of store real estate.  The Company’s stores operate under several banners that have strong local ties and brand equity.  Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; price impact warehouses; or marketplace stores.

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

          In addition to supermarkets, the Company operates, either directly or through subsidiaries, 791 convenience stores and 428 fine jewelry stores.  Substantially all of our fine jewelry stores are operated in leased locations.  Subsidiaries operated 701 of the convenience stores, while 90 were operated through franchise agreements. Approximately 45% of the convenience stores operated by subsidiaries were operated in company-owned facilities. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline.

SEGMENTS

          The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores throughout the United States.  The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only reportable segment.  All of the Company’s operations are domestic. Revenues, profit and losses, and total assets are shown in the Company’s Consolidated Financial Statements set forth in Item 8 below.

MERCHANDISING AND MANUFACTURING

          Corporate brand products play an important role in the Company’s merchandising strategy.  Supermarket divisions typically stock approximately 10,000 private label items.  The Company’s corporate brand products are produced and sold in three quality “tiers.” Private Selection is the premium quality brand designed to meet or beat the “gourmet” or “upscale” brands.  The “banner brand” (Kroger, Ralphs, King Soopers, etc.), which represents the majority of the Company’s private label items, is designed to be equal to or better than the national brand and carries the “Try It, Like It, or Get the National Brand Free” guarantee. FMV (For Maximum Value) is the value brand, designed to deliver good quality at a very affordable price.

          Approximately 55% of the corporate brand units sold are produced in the Company’s manufacturing plants; the remaining corporate brand items are produced to the Company’s strict specifications by outside manufacturers. The Company performs a “make or buy” analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of January 28, 2006, the Company operated 42 manufacturing plants. These plants consisted of 18 dairies, 11 deli or bakery plants, five grocery product plants, three beverage plants, three meat plants and two cheese plants.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The disclosure regarding executive officers is set forth in Item 10 of Part III of this Form 10-K under the heading “Executive Officers of the Company,” and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

          There are risks and uncertainties that can affect our business.  The significant risk factors are discussed below.  Please also see the “Outlook” section in Item 7 of this Form 10-K for additional uncertainties and other risk factors that could adversely affect our business.

COMPETITIVE ENVIRONMENT

          The operating environment for the food retailing industry continues to be characterized by intense price competition, aggressive supercenter expansion, increasing fragmentation of retail formats, entry of non-traditional competitors and market consolidation.   We have developed a strategic plan that we believe is a balanced approach that will enable Kroger to meet the wide-ranging needs and expectations of our customers.  However, the nature and extent to which our competitors implement various pricing and promotional activities in response to increasing competition - including our execution of our strategic plan - and our response to these competitive actions, can adversely affect our profitability.

FOOD SAFETY

          Customers count on Kroger to provide them with wholesome food products.  Concerns regarding the safety of food products sold by Kroger could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their food needs, even if the basis for the concern is outside of our control.  Any lost confidence on the part of our customers would be difficult and costly to reestablish.  As such, any issue regarding the safety of any food items sold by Kroger, regardless of the cause, could have a substantial and adverse effect on our operations.

LABOR RELATIONS

          A significant majority of our employees are covered by collective bargaining agreements with unions, and our relationship with those unions, including any work stoppages, could have an adverse impact on our financial results.

          We are a party to approximately 325 collective bargaining agreements, of which 85 of the contracts, covering fewer employees than those that expired in 2005, are scheduled to expire in 2006. These expiring agreements cover approximately 8% of our union-affiliated employees. In future negotiations with labor unions, we expect that rising health care, pension and employee benefit costs, among other issues, will continue to be important topics for negotiation. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate acceptable contracts with labor unions.  This could significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

STRATEGY EXECUTION

          Our strategy focuses on improving our customers’ shopping experience through enhanced service, product selection and value.  Successful execution of this strategy requires a balance between sales growth and earnings growth.  Maintaining this strategy requires the ability to identify and execute plans to generate cost savings and productivity improvements that can be invested in the merchandising and pricing initiatives necessary to support our customer-focused programs, as well as recognizing and implementing organizational changes as required.   If we are unable to identify or execute plans that generate the requisite amount of cost savings necessary to execute our strategy and to meet our customers’ expectations, our sales and earnings growth expectations could be adversely affected.

INDEBTEDNESS

          As of year-end 2005, Kroger’s outstanding indebtedness, including capital leases and financing obligations, totaled approximately $7.2 billion.  This indebtedness could reduce our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to economic downturns and competitive pressures.  Our need for cash in the future will depend on many factors that are difficult to predict.  These factors include results of operations, the timing and cost of acquisitions and efforts to expand existing operations.  We believe that we will have sufficient funds from all sources to meet our needs over the next several years.

LEGAL PROCEEDINGS

          From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims and other proceedings.  Some of these proceedings, including product liability cases, could result in a substantial loss to Kroger in the event that other potentially responsible parties are unable (for financial reasons or otherwise) to satisfy a judgment entered against them.  Others purport to be brought as class actions on behalf of similarly situated parties.  We estimate our exposure to these legal proceedings and establish accruals for the estimated liabilities.  Assessing and predicting the outcome of these matters involves substantial uncertainties.  While we currently do not expect any outstanding legal proceeding to have a material effect on the financial condition of Kroger, unexpected outcomes in these legal proceedings, or changes in our evaluations or predictions about the proceedings, could have a material adverse effect on our financial results.  Please also refer to the “Legal Proceedings” section in Item 3 below.

MULTI-EMPLOYER POST-RETIREMENT OBLIGATIONS

          As discussed in more detail below in “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Critical Accounting Policies-Post-Retirement Benefit Plans,” Kroger contributes to several multi-employer pension plans based on obligations arising under collective bargaining agreements with unions representing employees covered by those agreements.  In addition to future contribution obligations that Kroger may have under those plans, there is a risk that the agencies that rate Kroger’s outstanding debt instruments could view the underfunded nature of these plans unfavorably when determining their ratings on the Company’s debt securities.  Any downgrading of Kroger’s debt ratings likely would increase Kroger’s cost of borrowing.

INSURANCE

          We use a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, automobile and general liability, property insurance, director and officers’ liability insurance, and employee health care benefits.  The liabilities that have been recorded for these claims represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through January 28, 2006.  Any actuarial projection of losses is subject to a high degree of variability.   Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect ultimate settlements of claims.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

          None.

ITEM 2.	PROPERTIES.

          As of January 28, 2006, the Company operated more than 3,600 owned or leased supermarkets, convenience stores, fine jewelry stores, distribution warehouses and food processing facilities through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. A majority of the properties used to conduct the Company’s business are leased.

          The Company generally owns store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment. The total cost of the Company’s owned assets and capitalized leases at January 28, 2006, was $19,786 million while the accumulated depreciation was $8,421 million.

          Leased premises generally have base terms ranging from ten-to-twenty years with renewal options for additional periods. Some options provide the right to purchase the property after conclusion of the lease term. Store rentals are normally payable monthly at a stated amount or at a guaranteed minimum amount plus a percentage of sales over a stated dollar volume. Rentals for the distribution, processing and miscellaneous facilities generally are payable monthly at stated amounts. For additional information on lease obligations, see Note 10 to the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS.

          In December, 2005, the United States Attorney’s Office for the Central District of California notified the Company that a federal grand jury had returned an indictment against Ralphs Grocery Company (“Ralphs”), a wholly-owned subsidiary of The Kroger Co., with regard to Ralphs’ hiring practices during the labor dispute from October 2003 through February 2004 (United States of America v. Ralphs Grocery Company, United States District Court for the Central District of California, CR No. 05-1210 PA).  The indictment alleges a criminal conspiracy and other criminal activity resulting in some locked-out employees being allowed or encouraged to work under false identities or false Social Security numbers, despite Company policy forbidding such conduct.  Trial has been set for August 15, 2006.  The Company has been informed that the grand jury continues to investigate whether additional parties, including Kroger, should be held liable for the alleged misconduct.  In addition, these alleged hiring practices are the subject of claims that Ralphs’ conduct of the lockout was unlawful, and that Ralphs is liable under the National Labor Relations Act (“NLRA”). The Los Angeles Regional Office of the National Labor Relations Board (“NLRB”) has notified the charging parties that all charges alleging that Ralphs’ lockout violated the NLRA have been dismissed. That decision is being appealed by the charging parties to the General Counsel of the NLRB. The amounts potentially claimed in both the criminal and the NLRB matter are substantial, but based on the information presently available to the Company, management does not expect the ultimate resolution of this matter to have a material effect on the financial condition of the Company.

          On September 8, 2005, the Los Angeles City Attorney’s office filed a misdemeanor complaint against a subsidiary of the Company, Ralphs Grocery Company (People v. Ralphs Grocery Company, Superior Court of California, County of Los Angeles, Case No. 5CR02616) regarding alleged violations of the California Water Code. Ralphs operates a system at one store location to treat groundwater within an underground basement because of the presence of naturally occurring petroleum associated with the nearby La Brea tar pits, which system is subject to a discharge permit issued by the California Regional Water Quality Control Board. On December 1, 2005, Ralphs executed a civil consent judgment, the misdemeanor complaint was dismissed and Ralphs paid a civil penalty of $37,000.

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

          Ralphs Grocery Company is the defendant in a group of civil actions initially filed in 2003 and for which a coordination order was issued on January 20, 2004 in The Great Escape Promotion Cases pending in the Superior Court of California, County of Los Angeles, Case No. JCCP No. 4343. The plaintiffs allege that Ralphs violated various laws protecting consumers in connection with a promotion pursuant to which Ralphs offered travel awards to customers.  On February 22, 2006, the Court in The Great Escape Promotion Cases issued an Order granting preliminary approval of the class action settlement.  Notice of the class action settlement should be sent to class members within the next 90 days, and the date set for final approval of the class action settlement is set for August 25, 2006.  The Company has no reason to believe that final approval will not be obtained, and management does not believe the ultimate outcome will have a material effect on the Company’s financial condition.

          On August 12, 2000, Ralphs Grocery Company, along with several other potentially responsible parties, entered into a consent decree with the U. S. Environmental Protection Agency surrounding the purported release of volatile organic compounds in connection with industrial operations at a property located in Los Angeles, California.  The consent decree followed the EPA’s earlier Administrative Order No. 97-18 in which the EPA sought remedial action pursuant to its authority under the Comprehensive Environmental Remediation, Compensation and Liability Act.  Under the consent decree, Ralphs contributes a share of the costs associated with groundwater extraction and treatment, which share currently totals approximately $30,000-$40,000 per year.  The treatment process is expected to continue until at least 2012.

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

          The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made adequate provisions therefor. Nonetheless, assessing and predicting the outcomes of these matters involve substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material adverse impact on the Company’s financial condition or results of operation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

COMMON STOCK PRICE RANGE

	2005		2004

Quarter	High	Low	High	Low

1st	$18.22	$15.15	$19.67	$15.95
2nd	$20.00	$16.46	$18.36	$14.70
3rd	$20.88	$19.09	$17.31	$14.65
4th	$20.58	$18.42	$17.75	$15.53

Main trading market: New York Stock Exchange (Symbol KR)

Number of shareholders of record at year-end 2005:     50,522

Number of shareholders of record at March 31, 2006:   54,742

Determined by number of shareholders of record

The Company has not paid dividends on its Common Stock for the past three fiscal years.  On March 7, 2006, the Company announced that its Board of Directors had adopted a dividend policy and declared the payment of a quarterly dividend of $0.065 per share to shareholders of record at the close of business on May 15, 2006, to be paid on June 1, 2006.

The information regarding equity compensation plans is set forth in Item 12 of this Form 10-K and is incorporated by reference into this Item 5.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in millions)

First four weeks
November 6, 2005 to December 3, 2005	191,497	$19.42	190,000	$154
Second four weeks
December 4, 2005 to December 31, 2005	670,000	$19.07	370,000	$147
Third four weeks
January 1, 2006 to January 28, 2006	1,978,628	$18.88	1,750,000	$114

Total	2,840,125	$18.97	2,310,000	$114

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2005 contained three 28-day periods.

(2)

Shares were repurchased under (i) a $500 million stock repurchase program, authorized by the Board of Directors on September 16, 2004, and (ii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option plans, which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.

(3)

Amounts shown in this column reflect amounts remaining under the $500 million stock repurchase program referenced in Note 2 above.  Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

ITEM 6.	SELECTED FINANCIAL DATA.

	Fiscal Years Ended

	January 28, 2006 (52 weeks )	January 29, 2005 (52 weeks)	January 31, 2004 (52 weeks)	February 1, 2003 (52 weeks)	February 2, 2002 (52 weeks)

	(In millions, except per share amounts)
Sales	$60,553	$56,434	$53,791	$51,760	$50,098
Earnings (loss) before cumulative effect of accounting change	958	(104)	285	1,218	1,040
Cumulative effect of accounting change(1)	—	—	—	(16)	—
Net earnings (loss)	958	(104)	285	1,202	1,040
Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of accounting change	1.31	(0.14)	0.38	1.54	1.26
Cumulative effect of accounting change(1)	—	—	—	(.02)	—
Net earnings (loss)	1.31	(0.14)	0.38	1.52	1.26
Total assets	20,482	20,491	20,767	20,349	19,100
Long-term liabilities, including obligations under capital leases and financing obligations	9,377	10,537	10,515	10,569	10,005
Shareowners’ equity	4,390	3,619	4,068	3,937	3,592
Cash dividends per common share(2)	—	—	—	—	—

(1)		Amounts are net of tax. Refer to Note 4 of the Consolidated Financial Statements.

(2)

During the fiscal year ended February 2, 2002, the Company was prohibited from paying cash dividends under the terms of its previous Credit Agreement.  On May 22, 2002, the Company entered into a new Credit Agreement, at which time the restriction on payment of cash dividends was eliminated.  However, no cash dividends were declared or paid in any of the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OUR BUSINESS

          The Kroger Co. was founded in 1883 and incorporated in 1902. It is one of the nation’s largest retailers, operating 2,507 stores under two dozen banners including Kroger, Ralphs, Fred Meyer, Food 4 Less, King Soopers, Smith’s, Fry’s, Fry’s Marketplace, Dillons, QFC and City Market.  Of these stores, 579 had fuel centers.  The Company also operates 791 convenience stores and 428 fine jewelry stores.

          Kroger operates 42 manufacturing plants, primarily bakeries and dairies, which supply approximately 55% of the corporate brand units sold in the Company’s retail outlets.

          Our revenues are earned and cash is generated as consumer products are sold to customers in our stores.  We earn income predominately by selling products at price levels that produce revenues in excess of our costs to make these products available to our customers.  Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses.  The Company’s operations are reported as a single reportable segment: the retail sale of merchandise to individual customers.

OUR 2005 PERFORMANCE

          The continued focus of Kroger’s associates on delivering improved service, product selection and value to our customers generated a year of significantly improved identical supermarket sales growth in 2005.  The 3.5% annual identical food store sales growth, without fuel, achieved in 2005 outpaced the 0.8% identical sales growth achieved on the same basis in 2004, and is a significant improvement over declining identical food store sales experienced in 2003.  The fourth quarter growth was broad-based and included all retail divisions and store departments.  Through the fourth quarter of 2005, we have achieved ten consecutive quarters of positive identical supermarket sales growth, excluding supermarket fuel sales.

          Our internal analysis shows that we hold the #1 or #2 position in 35 of our 44 major markets.  We define a major market as one in which we operate nine or more stores.  According to our internal market share estimates, which include all retail outlets including supercenters and other non-traditional retail formats, Kroger’s market share increased in 29 of these 44 markets in 2005, declined in 12 and remained unchanged in three. On a volume-weighted basis, Kroger’s overall market share in these 44 markets increased 35 basis points.

          Kroger competes in 32 major markets where supercenters have achieved at least a #3 market share position.  Kroger’s overall market share in these 32 markets rose more than 50 basis points during 2005, on a volume-weighted basis.  Our market share increased in 24 of those markets, declined in seven, and remained unchanged in one.

          These market share data illustrate that Kroger continues to grow, despite an operating environment in the food retailing industry that continues to be characterized by intense price competition, aggressive supercenter expansion, increasing fragmentation of retail formats, and market consolidation.  Kroger’s retail price investments, combined with our service and selling initiatives led to these market share gains in 2005.  We believe this growth can continue.  In our 44 major markets, almost 50% of the share in those markets is held by competitors without our economies of scale.

          Kroger has been able to balance its sales growth with earnings growth.  Our net earnings increased to $1.31 per diluted share in 2005, from $1.02 per share, excluding the effect of goodwill impairment charges, in 2004.  We were not only able to leverage sales improvements to achieve earnings growth, but also offset investments in targeted retail price reductions and higher energy, credit card and pension costs with continued recovery from the 2003-2004 labor dispute in southern California, as well as improvements in shrink, advertising, warehousing, and health care costs.

FUTURE EXPECTATIONS

          While we were very pleased with our 2005 results, we continue to develop our business model to meet the changing needs and expectations of our customers.  Our plan requires balance between sales growth, earnings growth and profitable capital investment.

          We expect to achieve identical supermarket sales growth through merchandising and operating initiatives that improve the shopping experience and build customer loyalty.  We expect 2006 food store identical sales growth, excluding fuel sales, to exceed 3.5%.

          To the extent that these sales initiatives involve price reductions or additional costs, we expect they will be funded by operating cost reductions and productivity improvements. We expect sales improvements and cost reductions, combined with fewer shares outstanding due to continued share repurchase activity, to drive earnings per share growth in 2006.  Kroger expects to deliver earnings per share growth in 2006 of approximately 6% to 8%.  This includes the effect of a 53rd week in fiscal 2006, substantially offset by the expected effect of expensing of stock options, which we anticipate will  reduce net earnings approximately $0.05-$0.06 per diluted share.  See “Recently Issued Accounting Standards” for additional discussion of the expensing of stock options beginning in 2006.

          In addition, on March 7, 2006, we announced that Kroger’s Board of Directors declared the payment of a quarterly dividend of $0.065 per share.  The payment will be made June 1, 2006 to holders of record at the close of business on May 15, 2006.

          Further discussion on our industry, the current economic environment, and our related strategic plans is included in “Outlook.”

RESULTS OF OPERATIONS

          The following discussion summarizes our operating results for 2005 compared to 2004 and for 2004 compared to 2003.  Comparability is affected by certain income and expense items that fluctuated significantly between and among the periods, including goodwill and asset impairment charges and labor disputes in West Virginia and southern California.

     Net Earnings (Loss)

          Net earnings totaled $958 million for 2005, compared to a net loss totaling $104 million in 2004 and net earnings totaling $285 million in 2003.  The increase in our net earnings for 2005, compared to 2004 and 2003, resulted from improvements in the southern California market and the leveraging of fixed costs with strong identical supermarket sales growth.  In addition, 2004 and 2003 were affected by goodwill and asset impairment charges totaling $904 million and $591 million, respectively, as well as labor disputes in West Virginia and southern California.

          Earnings per diluted share totaled $1.31 in 2005, compared to a net loss of $0.14 per share in 2004 and earnings of $0.38 per diluted share in 2003.  Net earnings were reduced by $1.16 per share in 2004 and $0.78 per diluted share in 2003 due to the effects of goodwill and asset impairment charges.  Our earnings per share growth in 2005 resulted from increased net earnings and the repurchase of Kroger stock.  During fiscal 2005, we repurchased 15 million shares of Kroger stock for a total investment of $252 million.  During fiscal 2004, we repurchased 20 million shares of our stock for a total investment of $319 million.  During fiscal 2003, we repurchased 19 million shares of Kroger stock for a total investment of $301 million.

     Sales

Total Sales
(in millions)

	2005	Percentage Increase	2004	Percentage Increase	2003

Total food store sales without fuel	$53,472	4.6%	$51,106	2.9%	$49,650
Total food store fuel sales	3,526	53.0%	2,305	59.0%	1,450

Total food store sales	$56,998	6.7%	$53,411	4.5%	$51,100
Other sales	3,555	17.6%	3,023	12.3%	2,691

Total Sales	$60,553	7.3%	$56,434	4.9%	$53,791

          Our total sales rose as a result of increased identical supermarket sales and square footage growth, as well as inflation in fuel and other commodities.

          We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.   We calculate annualized identical supermarket sales based on a summation of four quarters of identical supermarket sales.  Our identical supermarket sales results are summarized in the table below.

Identical Supermarket Sales
(in millions)

	2005	2004

Including fuel centers	$54,144	$51,413
Excluding fuel centers	$50,866	$49,154
Including fuel centers	5.3%	2.1%
Excluding fuel centers	3.5%	0.8%

          We define a supermarket as comparable store when it has been in operation for five full quarters, including expansions and relocations.  We calculate annualized comparable supermarket sales based on a summation of four quarters of comparable sales.  Our annualized comparable supermarket sales results are summarized in the table below.

Comparable Supermarket Sales
(in millions)

	2005	2004

Including supermarket fuel centers	$55,607	$52,514
Excluding supermarket fuel centers	$52,200	$50,226
Including supermarket fuel centers	5.9%	2.6%
Excluding supermarket fuel centers	3.9%	1.3%

     FIFO Gross Margin

          We calculate First-In, First-Out (“FIFO”) Gross Margin as follows: Sales minus merchandise costs plus Last-In, First-Out (“LIFO”) charge (credit).  Merchandise costs include advertising, warehousing and transportation, but exclude depreciation expense and rent expense. FIFO gross margin is an important measure used by our management to evaluate merchandising and operational effectiveness.  Our FIFO gross margin rates were 24.80%, 25.38% and 26.38% in 2005, 2004 and 2003, respectively.  Excluding the effect of retail fuel operations, our FIFO gross margin rates were 26.69%, 26.73% and 27.31% in 2005, 2004 and 2003, respectively.  The growth in our retail fuel sales lowers our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  The declining rates on our non-fuel sales reflect our continued investment in lower retail prices for our customers.  In 2005, improvements in shrink, advertising and warehousing costs helped offset higher energy costs and our investments in targeted retail price reductions for our customers.  We estimate higher energy costs decreased our FIFO gross margin rate on non-fuel sales by 5 basis points in 2005.

     Operating, General and Administrative Expenses

          Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs.  Among other items, rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.  OG&A expenses, as a percent of sales, were 18.21%, 18.76% and 19.25% in 2005, 2004 and 2003, respectively.  Excluding the effect of retail fuel operations, our OG&A rates were 19.68%, 19.81% and 19.98% in 2005, 2004 and 2003, respectively.  The growth in our retail fuel sales lowers our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  The declining rate on non-fuel sales was primarily the result of our continued recovery in southern California, strong identical supermarket sales growth, labor productivity improvements, lower health care costs and $12.9 million of settlement income related to a previous class-action credit card lawsuit.  These improvements were partially offset by increased pension costs, credit card fees and incentive plan expenses, increases in reserves for certain legal matters, the writedown to fair market value of assets held for sale, and the effects of hurricanes Katrina and Rita.  We estimate higher energy costs increased our 2005 OG&A rate on non-fuel sales by 7 basis points.

     Rent Expense

          Rent expense was $661 million in 2005, as compared to $680 million and $657 million in 2004 and 2003, respectively.  The decrease in rent expense reflects our continued emphasis on ownership of real estate.  The decline from 2004 was also affected by a decrease in charges for the net present value of lease liabilities recorded for store closings.

     Depreciation Expense

          Depreciation expense was $1,265 million, $1,256 million and $1,209 million for 2005, 2004 and 2003, respectively. The slight increase in depreciation expense in 2005 was the result of current capital expenditures of $1.3 billion.  Capital expenditures in 2004 and 2003 were $1.6 billion and $2.0 billion, respectively.

     Interest Expense

          Net interest expense totaled $510 million, $557 million and $604 million for 2005, 2004 and 2003, respectively.  The decrease in interest expense is the result of lower average borrowings.  During 2005, we reduced total debt $739 million from $8.0 billion as of January 29, 2005 to $7.2 billion as of January 28, 2006.  Interest expense in 2004 and 2003 included $25 million and $18 million, respectively, related to the early retirement of debt.

     Income Taxes

          Our effective income tax rate was 37.2%, 136.4% and 61.4% for 2005, 2004 and 2003, respectively.  The effective tax rates for 2004 and 2003 differ from the effective tax rate for 2005 due to the impairment of non-deductible goodwill in 2004 and 2003.  The effective income tax rates also differ from the expected federal statutory rate in all years presented due to the effect of state taxes.

COMMON STOCK REPURCHASE PROGRAM

          We maintain a trading plan under Securities Exchange Act Rule 10b5-1 to allow for our repurchase of Kroger common stock, from time to time, even though we may be aware of material non-public information, as long as purchases are made in accordance with the plan.  We made open market purchases totaling $239 million, $291 million and $277 million under this repurchase program during fiscal 2005, 2004 and 2003, respectively.  In addition to this repurchase program, in December 1999 we began a program to repurchase common stock to reduce dilution resulting from our employee stock option plans.  This program is solely funded by proceeds from stock option exercises, including the tax benefit from these exercises.  We repurchased approximately $13 million, $28 million and $24 million under the stock option program during 2005, 2004 and 2003, respectively.

CAPITAL EXPENDITURES

          Capital expenditures, excluding acquisitions, totaled $1.3 billion in 2005 compared to $1.6 billion in 2004 and $2.0 billion in 2003.  The decline in 2005 and 2004 was the result of our emphasis on the tightening of capital and increasing our focus on remodels, merchandising and productivity projects.  Capital expenditures in 2003 included $202 million related to the purchase of assets previously financed under a synthetic lease.  The table below shows our supermarket storing activity and our total food store square footage:

Supermarket Storing Activity

	2005	2004	2003

Beginning of year	2,532	2,532	2,488
Opened	28	41	44
Opened (relocation)	12	20	14
Acquired	1	15	25
Acquired (relocation)	—	3	5
Closed (operational)	(54)	(56)	(25)
Closed (relocation)	(12)	(23)	(19)

End of year	2,507	2,532	2,532

Total food store square footage (in millions)	142	141	140

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

     Self-Insurance Costs

          We primarily are self-insured for costs related to workers’ compensation and general liability claims.  The liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through January 28, 2006.  Case-reserves are established for reported claims using case-basis evaluation of the underlying claim data and are updated as information becomes known.

          The liabilities for workers’ compensation claims are accounted for on a present value basis utilizing a risk-adjusted discount rate.  The difference between the discounted and undiscounted workers’ compensation liabilities was $17 million as of January 28, 2006.  For both workers’ compensation and general liability claims, we have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis.  We are insured for covered costs in excess of these per claim limits.  General liability claims are not discounted.

          We are also similarly self-insured for property-related losses.  We have purchased stop-loss coverage to limit our exposure to losses in excess of $10 million on a per claim basis.

          The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims.  For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized.  Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can affect ultimate costs.  Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities.

     Impairments of Long-Lived Assets

          In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If impairment is identified for long-lived assets to be held and used, we compare discounted future cash flows to the asset’s current carrying value.  We record impairment when the carrying value exceeds the discounted cash flows.  With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.

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

          The factors that most significantly affect the impairment calculation are our estimates of future cash flows.  Our cash flow projections look several years into the future and include assumptions on variables such as inflation, the economy and market competition.  Application of alternative assumptions and definitions, such as reviewing long-lived assets for impairment at a different organizational level, could produce significantly different results.

     Goodwill

          We review goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events.  The reviews are performed at the operating division level.  Generally, fair value represents a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a division for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  If potential for impairment is identified, the fair value of a division is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill.  Goodwill impairment is recognized for any excess of the carrying value of the division’s goodwill over the implied fair value.  Results of the goodwill impairment reviews performed during 2005, 2004 and 2003 are summarized in Note 4 to the Consolidated Financial Statements.

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

     Intangible Assets

          In addition to goodwill, we have recorded intangible assets totaling $35 million, $20 million and $30 million for leasehold equities, liquor licenses and pharmacy prescription file purchases, respectively, at January 28, 2006.  Balances at January 29, 2005, were $40 million, $20 million and $29 million for lease equities, liquor licenses and pharmacy prescription files, respectively.  Leasehold equities are amortized over the remaining life of the lease.  Owned liquor licenses are not amortized, while liquor licenses that must be renewed are amortized over their useful lives.  Pharmacy prescription file purchases are amortized over seven years.  These assets are considered annually during our testing for impairment.

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

     Post-Retirement Benefit Plans

(a) Company-sponsored Pension Plans

          The determination of our obligation and expense for Company-sponsored pension plans and other post-retirement benefits is dependent upon our selection of assumptions used by actuaries in calculating those amounts.  Those assumptions are described in Note 17 to the Consolidated Financial Statements and include, among others, the discount rate, the expected long-term rate of return on plan assets, average life expectancy and the rate of increases in compensation and health care costs.  In accordance with Generally Accepted Accounting Principles (“GAAP”), actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in future periods.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions, including the discount rate used and the expected return on plan assets, may materially affect our pension and other post-retirement obligations and our future expense.  Note 17 to the Consolidated Financial Statements discusses the effect of a 1% change in the assumed health care cost trend rate on other post-retirement benefit costs and the related liability.

          The objective of our discount rate assumption was to reflect the rate at which the pension benefits could be effectively settled.  In making this determination, we took into account the timing and amount of benefits that would be available under the plan. Our methodology for selecting the discount rate as of year-end 2005 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the 5.70% discount rate as of year-end 2005 represents the equivalent single rate under a broad-market AA yield curve constructed by our outside consultant, Mercer Human Resource Consulting. We utilized a discount rate of 5.75% for year-end 2004.  The 5 basis point reduction in the discount rate increased the projected pension benefit obligation as of January 28, 2006, by approximately $12 million.

          To determine the expected return on pension plan assets, we consider current and forecasted plan asset allocations as well as historical and forecasted returns on various asset categories.  For 2005, we assumed a pension plan investment return rate of 8.5%, consistent with 2004.  Our pension plan’s average return was 9.6% for the 10 calendar years ended December 31, 2005, net of all investment management fees and expenses.  Our actual return for the pension plan calendar year ending December 31, 2005, on that same basis, was 10.3%.  We believe the pension return assumption is appropriate because we do not expect that future returns will achieve the same level of performance as the historical average annual return.  We have been advised that during 2006 and 2007, the trustees plan to reduce from 61% to 42% the allocation of pension plan assets to domestic and international equities and increase from 12% to 30% the allocation to non-core assets, including inflation-linked bonds, commodities, hedge funds and real estate.  Furthermore, in order to augment the return on domestic equities and investment grade debt securities during 2006 and 2007, the trustees plan to increase hedge funds within these sectors from 3% to 15%.  Collectively, these changes should improve the diversification of pension plan assets.  The trustees expect these changes to have little effect on the total return but will reduce the expected volatility of the return.  See Note 17 to the Consolidated Financial Statements for more information on the asset allocations of pension plan assets.

          Sensitivity to changes in the major assumptions used in the calculation of Kroger’s pension plan liabilities for the Qualified Plans is illustrated below (in millions).

	Percentage Point Change	Projected Benefit Obligation Decrease/(Increase)	Expense Decrease/(Increase)

Discount Rate	+/- 1.0%	$277/($315)	$27/($33)
Expected Return on Assets	+/- 1.0%	—	$15/($15)

          In 2005, we updated the mortality table used to determine average life expectancy in the calculation of our pension obligation to the RP-2000 Projected to 2015 mortality table.  The change in this assumption increased our projected benefit obligation approximately $93 million and is reflected in unrecognized actuarial (gain) loss as of the measurement date.

          We contributed $300 million, $35 million and $100 million to our Company-sponsored pension plans in 2005, 2004 and 2003, respectively.  Although we are not required to make cash contributions to our Company-sponsored pension plans during fiscal 2006, we made a $150 million cash contribution to our qualified pension plans on March 27, 2006.  Additional contributions may be made if our cash flows from operations exceed our expectations.  We expect any elective contributions made during 2006 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.

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

          We recognize expense in connection with these plans as contributions are funded, in accordance with GAAP.  We made contributions to these plans, and recognized expense, of $196 million in 2005, $180 million in 2004, and $169 million in 2003.  We estimate we would have contributed an additional $2 million in 2004 and $13 million in 2003, but our obligation to contribute was suspended during the southern California and West Virginia labor disputes.

          Based on the most recent information available to us, we believe that the present value of actuarial accrued liabilities in most or all of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits.  We have attempted to estimate the amount by which these liabilities exceed the assets, i.e., the amount of underfunding, as of December 31, 2005.  Because Kroger is only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of Kroger’s contributions to the total of all contributions to these plans in a year as a way of assessing Kroger’s “share” of the underfunding.  As of December 31, 2005, we estimate that Kroger’s share of the underfunding of multi-employer plans to which Kroger contributes was $1.0 to $1.3 billion, pre-tax, or $625 million to $813 million, after-tax.  This is consistent with the amount of underfunding estimated as of December 31, 2004.  Our estimate is based on the best information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.  Our estimate is imprecise and not necessarily reliable.

          We have made and disclosed this estimate not because this underfunding is a direct liability of Kroger.  Rather, we believe the underfunding is likely to have important consequences. We expect our contributions to these multi-employer plans will continue to increase each year, and therefore the expense we recognize under GAAP will increase.  In 2005, our contributions to these plans increased approximately 9% over the prior year.  We expect our contributions to increase by approximately five percent in 2006 and each year thereafter.  The amount of increases in 2006 and beyond has been favorably affected by the labor agreements negotiated in southern California and elsewhere during 2005 and 2004, as well as by related trustee actions.  Although underfunding can result in the imposition of excise taxes on contributing employers, increased contributions can reduce underfunding so that excise taxes are not triggered.  Our estimate of future contribution increases takes into account the avoidance of those taxes.  Finally, underfunding means that, in the event we were to exit certain markets or otherwise cease making contributions to these funds, we could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with SFAS No. 87, Employer’s Accounting for Pensions.

          The amount of underfunding described above is an estimate and is disclosed for the purpose described.  The amount could decline, and Kroger’s future expense would be favorably affected, if the values of net assets held in the trust significantly increase or if further changes occur through collective bargaining, trustee action or favorable legislation.  On the other hand, Kroger’s share of the underfunding would increase and Kroger’s future expense could be adversely affected if net asset values decline, if employers currently contributing to these funds cease participation or if changes occur through collective bargaining, trustee action or adverse legislation.

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

     Tax Contingencies

          Various taxing authorities periodically audit our income tax returns.  These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, we record allowances for probable exposures.  A number of years may elapse before a particular matter, for which we have established an allowance, is audited and fully resolved.  As of January 28, 2006, tax years 2002 through 2004 were undergoing examination by the Internal Revenue Service.

          The establishment of our tax contingency allowances relies on the judgment of management to estimate the exposures associated with our various filing positions.  Although management believes those estimates and judgments are reasonable, actual results could differ, resulting in gains or losses that may be material to our Consolidated Statements of Operations.

          To the extent that we prevail in matters for which allowances have been established, or are required to pay amounts in excess of these allowances, our effective tax rate in any given financial statement period could be materially affected.  An unfavorable tax settlement could require use of cash and result in an increase in our effective tax rate in the year of resolution.  A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.

     Stock Option Plans

          We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plans.  Accordingly, because the exercise price of the option granted equals the market value of the underlying stock on the option grant date, no stock-based compensation expense is included in net earnings, other than expenses related to restricted stock awards.  Notes 1 and 12 to the Consolidated Financial Statements describe the effect on net earnings if compensation cost for all options had been determined based on the fair market value at the grant date for awards, consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation.

          In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, supersedes APB No. 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows.  The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant.  Fair value of share-based awards will be determined using option pricing models (e.g., Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards.  Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.  We expect to adopt SFAS No. the adoption of SFAS No. 123R to reduce net earnings by $0.05-$0.06 per diluted share during fiscal 2006.

     Inventories

          Inventories are stated at the lower of cost (principally on a LIFO basis) or market.  In total, approximately 98% of inventories for 2005 and 2004, respectively, were valued using the LIFO method. Cost for the balance of the inventories was determined using the first-in, first-out (“FIFO”) method.  Replacement cost was higher than the carrying amount by $400 million at January 28, 2006, and by $373 million at January 29, 2005.  We follow the Link-Chain, Dollar-Value LIFO method for purposes of calculating our LIFO charge or credit.

          The item-cost method of accounting to determine inventory cost before the LIFO adjustment is followed for substantially all store inventories at our supermarket divisions.  This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances and cash discounts) of each item and recording the actual cost of items sold.  The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory and purchasing levels when compared to the methodology followed under the retail method of accounting.

          We evaluate inventory shortages throughout the year based on actual physical counts in our facilities.  We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

     Vendor Allowances

          We recognize all vendor allowances as a reduction in merchandise costs when the related product is sold.  In most cases, vendor allowances are applied to the related product by item, and therefore reduce the carrying value of inventory by item.  When it is not practicable to allocate vendor allowances to the product by item, vendor allowances are recognized as a reduction in merchandise costs based on inventory turns and recognized as the product is sold.   In fiscal 2005 and 2004, we recognized approximately $3.2 billion and $3.1 billion, respectively, of vendor allowances as a reduction in merchandise costs.  More than 80% of all vendor allowances were recognized in the item cost with the remainder being based on inventory turns.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flow Information

          Net cash provided by operating activities

          We generated $2,192 million of cash from operations in 2005 compared to $2,330 million in 2004 and $2,215 million in 2003.  In addition to changes in net earnings, changes in our operating assets and liabilities also affect the amount of cash provided by our operating activities.  During 2005, we realized a $128 million increase in cash from changes in operating assets and liabilities, compared to a $103 and $247 million decrease during 2004 and 2003, respectively.  These amounts are net of cash contributions to our Company-sponsored pension plan totaling $300 million in 2005, $35 million in 2004 and $100 million in 2003.

          The amount of cash paid for income taxes in 2005 was higher than the amounts paid in 2004 and 2003 due to higher net earnings.  In addition, the bonus depreciation provision, which expired in December 2004, reduced our cash taxes in 2004 and 2003.  This benefit reversed in 2005.  This provision increased our cash taxes by approximately $108 million in 2005 and reduced our cash taxes by approximately $90 million and $122 million in 2004 and 2003, respectively.

          Net cash used by investing activities

          Cash used by investing activities was $1,279 million in 2005, compared to $1,608 million in 2004 and $2,026 million in 2003.  The amount of cash used by investing activities decreased in 2005 and 2004 due to reduced capital expenditures.  Refer to the Capital Expenditures section for an overview of our supermarket storing activity during the last three years.

          Net cash used by financing activities

          Financing activities used $847 million of cash in 2005 compared to $737 million in 2004 and $201 million in 2003.  The increase in cash used by financing in 2005 was due to a decrease in long-term debt issuances.  The increases in 2005 and 2004 over 2003 are primarily due to the amount of cash used to reduce our outstanding debt.

     Debt Management

          Total debt, including both the current and long-term portions of capital leases and financing obligations, decreased $739 million to $7.2 billion as of year-end 2005 from $8.0 billion as of year-end 2004.  Total debt decreased $393 million to $8.0 billion as of year-end 2004 from $8.4 billion as of year-end 2003.  The decreases were primarily the result of using cash flow from operations to reduce outstanding debt.

          Our total debt balances were also affected by our prefunding of employee benefit costs and by the mark-to-market adjustments necessary to record fair value interest rate hedges of our fixed rate debt, pursuant to SFAS No. 133.  We had prefunded employee benefit costs of $300 million at year-end 2005, 2004 and 2003.  The mark-to-market adjustments increased the carrying value of our debt by $27 million, $70 million and $104 million as of year-end 2005, 2004 and 2003, respectively.

     Factors Affecting Liquidity

          We currently borrow on a daily basis approximately $15 million under our F2/P2/A3 rated commercial paper (“CP”) program.  These borrowings are backed by our credit facilities, and reduce the amount we can borrow under the credit facilities.  We have capacity available under our credit facilities to backstop all CP amounts outstanding.  If our credit rating declined below its current level of BBB/ Baa2/BBB-, the ability to borrow under our current CP program could be adversely affected for a period of time immediately following the reduction of our credit rating.  This could require us to borrow additional funds under the credit facilities, under which we believe we have sufficient capacity.  Borrowings under the credit facilities may be more costly than the money we borrow under our current CP program, depending on the current interest rate environment.  However, in the event of a ratings decline, we do not anticipate that access to the CP markets currently available to us would be significantly limited for an extended period of time (i.e., in excess of 30 days).  Although our ability to borrow under the credit facilities is not affected by our credit rating, the interest cost on borrowings under the credit facilities would be affected by a decrease in our credit rating or a decrease in our Applicable Percentage Ratio.

          Our credit facilities also require the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”).  A failure to maintain our financial covenants would impair our ability to borrow under the credit facilities. These financial covenants and ratios are described below:

•

Our Applicable Percentage Ratio (the ratio of Consolidated EBITDA to Consolidated Total Interest Expense, as defined in the credit facilities) was 6.70 to 1 as of January 28, 2006.  If this ratio declined to below 4.75 to 1, the cost of our borrowings under the credit facilities would increase at least 0.13%.  The cost of our borrowings under the credit facilities would be similarly affected by a one-level downgrade in our credit rating.

•

Our Leverage Ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the credit facilities) was 2.23 to 1 as of January 28, 2006.  If this ratio exceeded 3.50 to 1, we would be in default of our credit facilities and our ability to borrow under these facilities would be impaired.

•

Our Fixed Charge Coverage Ratio (the ratio of Consolidated EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facilities) was 3.38 to 1 as of January 28, 2006.  If this ratio fell below 1.70 to 1, we would be in default of our credit facilities and our ability to borrow under these facilities would be impaired.

          Consolidated EBITDA, as defined in our credit facilities, includes an adjustment for unusual gains and losses.  Our credit agreements are more particularly described in Note 7 to the Consolidated Financial Statements.  We were in compliance with our financial covenants at year-end 2005.

          The tables below illustrate our significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of January 28, 2006 (in millions of dollars):

	2006	2007	2008	2009	2010	Thereafter	Total

Contractual Obligations
Long-term debt	$527	$527	$1,000	$912	$42	$3,739	$6,747
Interest on long-term debt(1)	480	423	329	303	250	1,922	3,707
Capital lease obligations	61	57	54	52	51	344	619
Operating lease obligations	784	732	684	635	588	4,075	7,498
Charitable contributions	14	—	—	—	—	—	14
Minimum contributions to Company-sponsored pension plans	—	—	—	—	—	—	—
Low-income housing obligations	47	6	2	—	—	—	55
Financed lease obligations	11	11	11	11	11	159	214
Construction commitments	95	—	—	—	—	—	95
Purchase obligations	362	60	18	5	1	—	446

Total	$2,381	$1,816	$2,098	$1,918	$943	$10,239	$19,395

Other Commercial Commitments
Credit facilities	$—	$—	$—	$—	$—	$—	$—
Standby letters of credit	314	—	—	—	—	—	314
Surety bonds	106	—	—	—	—	—	106
Guarantees	11	—	—	—	—	—	11

Total	$431	$—	$—	$—	$—	$—	$431

(1)

Amounts include contractual interest payments using the interest rate as of January 28, 2006 applicable to Kroger’s variable interest debt instruments, excluding commercial paper borrowings due to the short-term nature of these borrowings, and stated fixed interest rates for all other debt instruments.

          Although we are not required to make cash contributions to our Company-sponsored pension plans during fiscal 2006, we made a $150 million cash contribution to our qualified pension plans on March 27, 2006.  Additional contributions may be made if our cash flows from operations exceed our expectations.  We expect any elective contributions made during 2006 will reduce our minimum required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.  At this time, it is not reasonably practicable to estimate contribution amounts for 2007 and beyond.

          Our construction commitments include funds owed to third parties for projects currently under construction.  These amounts are reflected in other current liabilities in our Consolidated Balance Sheets.

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

          As of January 28, 2006, we maintained a five-year revolving credit facility totaling $1.8 billion, which terminates in 2010.  In addition, we maintained a $700 million five-year credit facility that terminates in 2007.  Outstanding borrowings under the credit agreements and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facilities.  In addition to the credit facilities, we maintain a $50 million money market line, borrowings under which also reduce the funds available under our credit facilities.  The money market line borrowings allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreements.  As of January 28, 2006, we had no outstanding borrowings under our credit agreements and commercial paper program.  We had no borrowings under the money market line as of January 28, 2006.  The outstanding letters of credit that reduced the funds available under our credit facilities totaled $303 million as of January 28, 2006.

          In addition to the available credit mentioned above, as of January 28, 2006, we had available for issuance $1.2 billion of securities under a shelf registration statement filed with the SEC and declared effective on December 9, 2004.

          We also maintain surety bonds related primarily to our self-insured insurance costs.  These bonds are required by most states in which we are self-insured for workers’ compensation and general liability exposures, and are made with third-party insurance providers to insure payment of our obligations in the event we are unable to make those payments.   These bonds do not represent liabilities of Kroger, as we already have liabilities on our books for the insurance costs.  However, we do pay annual maintenance fees to have these bonds in place.  Market changes may make the surety bonds more costly and, in some instances, availability of these bonds may become more limited, which could affect our costs of or access to such bonds.  Although we do not believe increased costs or decreased availability would significantly effect our ability to access these surety bonds, if this does become an issue, we likely would issue letters of credit against our credit facilities to meet the state bonding requirements.  This could increase our cost and decrease the funds available under our credit facilities.

          Most of our outstanding public debt is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of its subsidiaries.  See Note 19 to the Consolidated Financial Statements for a more detailed discussion of those arrangements.  In addition, we have guaranteed half of the indebtedness of three real estate joint ventures in which we are a partner with 50% ownership.  Our share of the responsibility for this indebtedness, should the partnerships be unable to meet their obligations, totals approximately $11 million.  Based on the covenants underlying this indebtedness as of January 28, 2006, it is unlikely that we will be responsible for repayment of these obligations.

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

          In addition to the above, we enter into various indemnification agreements and take on indemnification obligations in the ordinary course of business.  Such arrangements include indemnities against third party claims arising out of agreements to provide services to Kroger; indemnities related to the sale of our securities; indemnities of directors, officers and employees in connection with the performance of their work; and indemnities of individuals serving as fiduciaries on benefit plans.  While Kroger’s aggregate indemnification obligation could result in a material liability, we are aware of no current matter that we expect to result in a material liability

RECENTLY ISSUED ACCOUNTING STANDARDS

          In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, supersedes APB No. 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows.  The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant.  Fair value of share-based awards will be determined using option pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards.  Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

          Prior to the adoption of SFAS No. 123R, we are accounting for share-based compensation expense under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees” and are following the accepted practice of recognizing share-based compensation expense over the explicit vesting period.  SFAS No. 123R will require the immediate recognition at the grant date of the full share-based compensation expense for grants to retirement eligible employees, as the explicit vesting period is non-substantive.  We expect to adopt SFAS No. 123R in the first quarter of 2006.  We expect the adoption of SFAS No. 123R to reduce net earnings by $0.05-$0.06 per diluted share during fiscal 2006.

          In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs and spoilage.  SFAS No. 151 will become effective for our fiscal year beginning January 29, 2006.  The adoption of SFAS No. 151 is not expected to have a material effect on our Consolidated Financial Statements.

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

          FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations” was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity.  The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  FIN 47 became effective during fiscal 2005.  The adoption of FIN 47 did not have a material effect on our Consolidated Financial Statements.

          In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do No Meet the Quantitative Thresholds.”  EITF No. 04-10 concludes that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objectives and basic principles of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in (a)-(e) of paragraph 17 of SFAS No. 131.  EITF No. 04-10 became effective for fiscal years ending after September 15, 2005, and did not have a material effect on our Consolidated Financial Statements.

          In June 2005, the EITF reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination.”  EITF No. 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods deemed to be reasonably assured at the date of acquisition.  EITF No. 05-6 further requires that leasehold improvements that are placed into service significantly after, and not contemplated at or near the beginning of the lease term, shall be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and any renewal periods deemed to be reasonably assured at the date of acquisition.  EITF No. 05-6 became effective for our second fiscal quarter beginning August 14, 2005.  The adoption of EITF No. 05-6 did not have a material effect on our Consolidated Financial Statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”  FSP FAS 13-1 requires rental costs associated with building or ground leases incurred during a construction period to be recognized as rental expense.  In addition, FSP FAS 13-1 requires lessees to cease capitalizing rental costs, as of December 15, 2005, for operating lease agreements entered into prior to December 15, 2005.  Early adoption is permitted.  The Company was already in compliance with the provisions of FSP FAS 13-1, therefore it had no effect on our Consolidated Financial Statements.

OUTLOOK

          This discussion and analysis contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected change in net earnings; identical sales growth; expected pension plan contributions; our ability to generate operating cash flow; projected capital expenditures; square footage growth; opportunities to reduce costs; cash flow requirements; and our operating plan for the future; and are indicated by words such as “comfortable,” “committed,” “will,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors t hat could cause actual results to differ materially.

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

•

We expect earnings per share growth of approximately 6%-8% in 2006.  This includes the effect of a 53rd week in fiscal 2006, which will be substantially offset by the expensing of stock options. We anticipate the expensing of stock options will reduce net earnings approximately $0.05-$0.06 per diluted share.  We also expect 2007 earnings per share growth to be approximately 6%-8%, based on comparable 52-week results for 2006.

•	We expect identical food store sales growth, excluding fuel sales, to exceed 3.5% in 2006.

•

In fiscal 2006, we will continue to focus on driving sales growth and balancing investments in gross margin and improved customer service with operating cost reductions to provide a better shopping experience for our customers.  We expect operating margins in southern California to improve slightly due to the continued recovery in that market, although we expect improvement in 2006 will be less than in 2005.  We expect operating margins, excluding the effect of fuel sales, to hold steady in the balance of the Company.

•	We plan to use, over the long-term, one-third of cash flow for debt reduction and two-thirds for stock repurchase or payment of a cash dividend.

•	We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•

Capital expenditures reflect our strategy of growth through expansion and acquisition, as well as focusing on productivity increase from our existing store base through remodels.  In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements.  The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investment for 2006 to be in the range of $1.7-$1.9 billion, excluding acquisitions.  Total food store square footage is expected to grow 1.5%-2% before acquisitions and operational closings.

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

•

We expect that our OG&A results will be affected by increased costs, such as higher energy costs, pension costs and credit card fees, as well as any future labor disputes, offset by improved productivity from process changes, cost savings negotiated in recently completed labor agreements and leverage gained through sales increases.

•	We expect that our effective tax rate for 2006 will be approximately 37.5%.

•	We will continue to evaluate under-performing stores. We anticipate operational closings will continue at an above-historical rate.

•	We expect rent expense, as a percent of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•

We believe that in 2006 there will be opportunities to reduce our operating costs in such areas as administration, labor, shrink, warehousing and transportation. These savings will be invested in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•

Although we are not required to make cash contributions during fiscal 2006, we made a $150 million cash contribution to our qualified pension plans on March 27, 2006.  Additional contributions may be made if our cash flows from operations exceed our expectations.  We expect any elective contributions made during 2006 will reduce our contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.

•	We expect our contributions to multi-employer pension plans to increase at 5% per year over the $196 million we contributed during 2005.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•

We have various labor agreements expiring in 2006, covering smaller groups of associates than those contracts negotiated in 2005.  In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. A prolonged work stoppage at a substantial number of stores could have a material effect on our results.

•

Our ability to achieve sales and earnings goals may be affected by: labor disputes; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors; our response to these actions; the state of the economy, including the inflationary and deflationary trends in certain commodities; stock repurchases; and the success of our future growth plans.

•

In addition to the factors identified above, our identical store sales growth could be affected by increases in Kroger private label sales, the effect of our “sister stores” (new stores opened in close proximity to an existing store) and reductions in retail pricing.

•	Our operating margins could fail to improve if our operations in southern California do not improve as expected or if we are unsuccessful at containing our operating costs.

•

We have estimated our exposure to the claims and litigation arising in the normal course of business, as well as in material litigation facing the Company, and believe we have made adequate provisions for them where it is reasonably possible to estimate and where we believe an adverse outcome is probable. Unexpected outcomes in these matters, however, could result in an adverse effect on our earnings.

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

•

Our expected square footage growth and the number of store projects completed during the year are dependent upon our ability to acquire desirable sites for construction of new facilities as well as the timing and completion of projects.

•

Interest expense could be adversely affected by the interest rate environment, changes in the Company’s credit ratings, fluctuations in the amount of outstanding debt, decisions to incur prepayment penalties on the early redemption of debt and any factor that adversely affects our operations that results in an increase in debt.

•

Our estimated expense of $0.05-$0.06 per diluted share, from the adoption of SFAS No. 123-R, requiring the expensing of stock options, could vary if the assumptions that were used to calculate the expense prove to be inaccurate or are changed.

•	The amount we contribute to Company-sponsored pension plans could vary if the amount of cash flow that we generate differs from that expected.

•

Adverse weather conditions could increase the cost our suppliers charge for their products, or may decrease the customer demand for certain products. Additionally, increases in the cost of inputs, such as utility costs or raw material costs, could negatively affect financial ratios and earnings.

•

Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass on these increases to our customers, our FIFO gross margin and net earnings will suffer.

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly for 2006.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. Accordingly, actual events and results may vary significantly from those included in, contemplated or implied by forward-looking statements made by us or our representatives.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Financial Risk Management

          We use derivative financial instruments primarily to manage our exposure to fluctuations in interest rates and, to a lesser extent, adverse fluctuations in commodity prices and other market risks.  We do not enter into derivative financial instruments for trading purposes.  As a matter of policy, all of our derivative positions are intended to reduce risk by hedging an underlying economic exposure.  Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments generally are offset by reciprocal changes in the value of the underlying exposure.  The interest rate derivatives we use are straightforward instruments with liquid markets.

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

          As of January 28, 2006, we maintained ten interest rate swap agreements, with notional amounts totaling approximately $1,375 million, to manage our exposure to changes in the fair value of our fixed rate debt resulting from interest rate movements by effectively converting a portion of our debt from fixed to variable rates.  These agreements mature at varying times between July 2006 and January 2015.  Variable rates for our agreements are based on U.S. dollar London Interbank Offered Rate (“LIBOR”).  The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is recognized over the life of the agreements as an adjustment to interest expense.  These interest rate swap agreements are being accounted for as fair value hedges.  As of January 28, 2006, other long-term liabilities totaling $34 million were recorded to reflect the fair value of these agreements, offset by decreases in the fair value of the underlying debt.

          In addition, as of January 28, 2006, we maintained three forward-starting interest rate swap agreements, with notional amounts totaling $750 million, to manage our exposure to changes in future benchmark interest rates.  A forward-starting interest rate swap is an agreement that effectively hedges future benchmark interest rates, including general corporate spreads, on debt for an established period of time.  We entered into the forward-starting interest rate swaps in order to lock in fixed interest rates on our forecasted issuance of debt in fiscal 2007 and 2008.  Accordingly, these instruments have been designated as cash flow hedges for our forecasted debt issuances.  Two of these swaps have ten-year terms, with the remaining swap having a twelve-year term, beginning with the issuance of the debt.  The average fixed rate for these instruments is 5.14%, and the variable rate will be determined at the inception date of the swap.  As of January 28, 2006, we had recorded other long-term liabilities totaling $2 million to reflect the fair value of these agreements.

          During 2003, we terminated six interest rate swap agreements that were accounted for as fair value hedges.  Approximately $114 million of proceeds received as a result of these terminations were recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt.  As of January 28, 2006, the unamortized balances totaled approximately $63 million.

          Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines.  The guidelines may change as our business needs dictate.

          The tables below provide information about our interest rate derivatives and underlying debt portfolio as of January 28, 2006.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, and the average outstanding notional amounts of interest rate derivatives as of January 28, 2006.  Interest rates reflect the weighted average for the outstanding instruments.  The variable component of each interest rate derivative and the variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of January 28, 2006.  The Fair-Value column includes the fair-value of our debt instruments and interest rate derivatives as of January 28, 2006.  Refer to Notes 7, 8 and 9 to the Consolidated Financial Statements:

	Expected Year of Maturity

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

	(In millions )
Debt
Fixed rate	$(519)	$(526)	$(994)	$(896)	$(35)	$(3,639)	$(6,609)	$(6,900)
Average interest rate	7.78%	7.78%	7.27%	7.76%	8.98%	6.66%
Variable rate	$(8)	$(1)	$(6)	$(16)	$(7)	$(100)	$(138)	$(138)
Average interest rate	3.29%	3.32%	3.33%	3.38%	3.42%	3.80%

	Average Notional Amounts Outstanding

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

	(In millions)
Interest Rate Derivatives
Variable to fixed	$—	$—	$—	$—	$—	$—	$—	$—
Average pay rate
Average receive rate
Fixed to variable	$1,238	$1,050	$363	$300	$300	$300	$1,375	$(34)
Average pay rate	8.02%	7.78%	5.71%	5.16%	5.23%	5.26%
Average receive rate	6.90%	6.74%	5.38%	4.95%	4.95%	4.95%

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

          Some of the product we purchase is shipped in corrugated cardboard packaging.  We sell corrugated cardboard when it is economical to do so. In the fourth quarter of 2004, we entered into six derivative instruments to protect us from declining corrugated cardboard prices.  These derivatives contain a three-year term.  None of the contracts, either individually or in the aggregate, hedge more than 50% of our expected corrugated cardboard sales.  The instruments do not qualify for hedge accounting, in accordance with SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, as amended.  Accordingly, changes in the fair value of these instruments are marked-to-market in our Consolidated Statement of Operations in OG&A expenses.  As of January 28, 2006, an other asset totaling $3 million had been recorded for the instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

          To the Shareowners and Board of Directors of
          The Kroger Co.:

          We have completed integrated audits of The Kroger Co.’s January 28, 2006 and January 29, 2005 consolidated financial statements and of its internal control over financial reporting as of January 28, 2006, and an audit of its January 31, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

          Consolidated financial statements

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareowners’ equity present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

          Internal control over financial reporting

          Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 28, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio
April 7, 2006

THE KROGER CO.
CONSOLIDATED BALANCE SHEETS

(In millions)	January 28, 2006	January 29, 2005

ASSETS
Current assets
Cash and temporary cash investments	$210	$144
Deposits In-Transit	488	506
Receivables	680	661
Receivables - Taxes	6	167
FIFO Inventory	4,886	4,729
LIFO Credit	(400)	(373)
Prefunded employee benefits	300	300
Prepaid and other current assets	296	272

Total current assets	6,466	6,406
Property, plant and equipment, net	11,365	11,497
Goodwill, net	2,192	2.191
Other assets	459	397

Total Assets	$20,482	$20,491

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$554	$71
Accounts payable	3,550	3,598
Accrued salaries and wages	742	659
Deferred income taxes	217	286
Other current liabilities	1,652	1,721

Total current liabilities	6,715	6,335
Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	6,651	7,830
Adjustment to reflect fair value interest rate hedges	27	70

Long-term debt including obligations under capital leases and financing obligations	6,678	7,900
Deferred income taxes	843	841
Other long-term liabilities	1,856	1,796

Total Liabilities	16,092	16,872

Commitments and Contingencies
SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 927 shares issued in 2005 and 918 shares issued in 2004	927	918
Additional paid-in capital	2,536	2,432
Accumulated other comprehensive loss	(243)	(202)
Accumulated earnings	4,573	3,620
Common stock in treasury, at cost, 204 shares in 2005 and 190 shares in 2004	(3,403)	(3,149)

Total Shareowners’ Equity	4,390	3,619

Total Liabilities and Shareowners’ Equity	$20,482	$20,491

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 28, 2006, January 29, 2005, and January 31, 2004

(In millions, except per share amounts)	2005 (52 weeks)	2004 (52 weeks)	2003 (52 weeks)

Sales	$60,553	$56,434	$53,791
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	45,565	42,140	39,637
Operating, general and administrative	11,027	10,611	10,354
Rent	661	680	657
Depreciation and amortization	1,265	1,256	1,209
Goodwill impairment charge	—	904	471
Asset impairment charges	—	—	120

Operating Profit	2,035	843	1,343
Interest expense	510	557	604

Earnings before income tax expense	1,525	286	739
Income tax expense	567	390	454

Net earnings (loss)	$958	$(104)	$285

Net earnings (loss) per basic common share	$1.32	$(0.14)	$0.38

Average number of common shares used in basic calculation	724	736	747
Net earnings (loss) per diluted common share	$1.31	$(0.14)	$0.38

Average number of common shares used in diluted calculation	731	736	754

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

(In millions)	2005 (52 weeks)	2004 (52 weeks)	2003 (52 weeks)

Cash Flows From Operating Activities:
Net earnings (loss)	$958	$(104)	$285
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,265	1,256	1,209
LIFO charge	27	49	34
Pension expense for Company-sponsored pension plans	138	117	92
Goodwill impairment charge	—	861	471
Asset impairment charges	—	—	120
Deferred income taxes	(63)	230	329
Other	39	59	22
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	18	73	(363)
Inventories	(157)	(236)	(20)
Receivables	(19)	13	3
Prepaid expenses	31	(31)	5
Accounts payable	(80)	167	44
Accrued expenses	162	(10)	132
Income taxes receivable (payable)	200	(86)	(62)
Contribution to company sponsored pension plans	(300)	(35)	(100)
Other	(27)	7	14

Net cash provided by operating activities	2,192	2,330	2,215

Cash Flows From Investing Activities:
Capital expenditures, excluding acquisitions	(1,306)	(1,634)	(2,000)
Proceeds from sale of assets	69	86	68
Payments for acquisitions, net of cash acquired	—	(25)	(87)
Other	(42)	(35)	(7)

Net cash used by investing activities	(1,279)	(1,608)	(2,026)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	14	616	347
Proceeds from lease-financing transactions	76	6	—
Payments on long-term debt	(103)	(701)	(816)
Borrowings (payments) on bank revolver	(694)	(309)	329
Debt prepayment costs	—	(25)	(17)
Financing charges incurred	—	(5)	(3)
Proceeds from issuance of capital stock	78	25	39
Treasury stock purchases	(252)	(319)	(301)
Cash received from interest rate swap terminations	—	—	114
Increase (decrease) in book overdrafts	34	(25)	107

Net cash used by financing activities	(847)	(737)	(201)

Net increase (decrease) in cash and temporary cash investments	66	(15)	(12)

Cash and temporary cash investments:
Beginning of year	144	159	171
End of year	$210	$144	$159

Disclosure of cash flow information:
Cash paid during the year for interest	$511	$590	$589
Cash paid during the year for income taxes	$431	$206	$139

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY

Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)

(In millions)	Shares	Amount		Shares	Amount		Accumulated Earnings	Total

Balances at February 1, 2003	908	$908	$2,317	150	$(2,521)	$(206)	$3,439	$3,937
Issuance of common stock:
Stock options and warrants exercised	4	4	35	—	—	—	—	39
Restricted stock issued	1	1	9	—	—	—	—	10
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	19	(301)	—	—	(301)
Stock options and restricted stock exchanged	—	—	—	1	(5)			(5)
Tax benefits from exercise of stock options and warrants	—	—	21	—	—	—	—	21
Other comprehensive gain, net of income tax of $(49)	—	—	—	—	—	82	—	82
Net earnings	—	—	—	—	—	—	285	285

Balances at January 31, 2004	913	913	2,382	170	(2,827)	(124)	3,724	4,068
Issuance of common stock:
Stock options and warrants exercised	4	4	25	—	—	—	—	29
Restricted stock issued	1	1	9	—	—	—	—	10
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	18	(294)	—	—	(294)
Stock options and restricted stock exchanged	—	—	—	2	(28)	—	—	(28)
Tax benefits from exercise of stock options and warrants	—	—	16	—	—	—	—	16
Other comprehensive loss net of income tax of $47	—	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	—	(104)	(104)

Balances at January 29, 2005	918	918	2,432	190	(3,149)	(202)	3,620	3,619
Issuance of common stock:
Stock options and warrants exercised	8	8	57	—	—	—	—	65
Restricted stock issued	1	1	13	—	—	—	—	14
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	14	(239)	—	—	(239)
Stock options and restricted stock exchanged	—	—	—	—	(15)	—	—	(15)
Tax benefits from exercise of stock options and warrants	—	—	34	—	—	—	—	34
Other comprehensive loss net of income tax of $26	—	—	—	—	—	(41)	—	(41)
Other							(5)	(5)
Net earnings	—	—	—	—	—	—	958	958

Balances at January 28, 2006	927	$927	$2,536	204	$(3,403)	$(243)	$4,573	$4,390

Comprehensive income:

	2005	2004	2003

Net earnings (loss)	$958	$(104)	$285
Reclassification adjustment for losses included in net earnings (loss), net of income tax of $(14) in 2003	—	—	23
Unrealized gain (loss) on hedging activities, net of income tax of $(1) in 2005, $1 in 2004 and $(2) in 2003	1	(1)	3
Additional minimum pension liability adjustment, net of income tax of $26 in 2005, $46 in 2004 and $(33) in 2003	(42)	(77)	56

Comprehensive income (loss)	$917	$(182)	$367

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

     Description of Business, Basis of Presentation and Principles of Consolidation

             The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of January 28, 2006, the Company was one of the largest retailers in the United States based on annual sales.  The Company also manufactures and processes food for sale by its supermarkets.  The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries.  Significant intercompany transactions and balances have been eliminated.

     Fiscal Year

             The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 52-week period ended January 28, 2006, the 52-week period ended January 29, 2005, and the 52-week period ended January 31, 2004.

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

     Inventories

             Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 98% of inventories for 2005 and approximately 97% of inventories for 2004 were valued using the LIFO method.  Cost for the balance of the inventories, including substantially all fuel inventories, was determined using the first-in, first-out (“FIFO”) method.  Replacement cost was higher than the carrying amount by $400 at January 28, 2006 and $373 at January 29, 2005.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

             The item-cost method of accounting to determine inventory cost before the LIFO adjustment is followed for substantially all store inventories at the Company’s supermarket divisions.  This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances and cash discounts) of each item and recording the actual cost of items sold.  The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory when compared to the retail method of accounting.

             The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities.  Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date.

     Property, Plant and Equipment

             Generally, property, plant and equipment are recorded at cost.  Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets.  Leasehold improvements are depreciated over the shorter of the remaining life of the lease term or the useful life of the asset.  Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  Some store equipment acquired as a result of the Fred Meyer merger was assigned a 15-year life.  The life of this equipment was not changed.  All new purchases of store equipment are assigned lives varying from three to nine years.  Leasehold improvements are amortized over the shorter of the lease term to which they relate, which vary from four to 25 years, or the useful life of the asset.  Manufacturing plant and distribution center equipment is depreciated over lives varying from three to 15 years.  Depreciation expense was $1,265 in 2005, $1,256 in 2004 and $1,209 in 2003.

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

     Goodwill

             The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events.  The reviews are performed at the operating division level.  Generally, fair value represents a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a division for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  If potential for impairment is identified, the fair value of a division is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill.  Goodwill impairment is recognized for any excess of the carrying value of the division’s goodwill over the implied fair value.  Results of the goodwill impairment reviews performed during 2005, 2004 and 2003 are summarized in Note 4 to the Consolidated Financial Statements.

     Intangible Assets

             In addition to goodwill, the Company has recorded intangible assets totaling $35, $20 and $30 for leasehold equities, liquor licenses and pharmacy prescription file purchases, respectively at January 28, 2006.  Balances at January 29, 2005 were $40, $20 and $29 for leasehold equities, liquor licenses and pharmacy prescription files, respectively.  Leasehold equities are amortized over the remaining life of the lease.  Owned liquor licenses are not amortized, while liquor licenses that must be renewed are amortized over their useful lives.  Pharmacy prescription file purchases are amortized over seven years.  These assets are considered annually during the Company’s testing for impairment.

     Impairment of Long-Lived Assets

             In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If impairment is identified for long-lived assets to be held and used, discounted future cash flows are compared to the asset’s current carrying value.  Impairment is recorded when the carrying value exceeds the discounted cash flows.  With respect to owned property and equipment held for sale, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.

             The Company performs impairment reviews at both the division and corporate levels.  Generally, for reviews performed by local divisional management, costs to reduce the carrying value of long-lived assets for each of the years presented have been reflected in the Consolidated Statements of Earnings as “Operating, general and administrative” expense.  Cost to reduce the carrying value of long-lived assets that result from corporate–level strategic plans are separately identified in the Consolidated Statements of Earnings as “Asset impairment charges.”  See Note 3 to the Consolidated Financial Statements for details of asset impairment charges from corporate-level strategic plans recorded in 2003.

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

Future Lease Obligations

Balance at January 31, 2004	$35
Additions	28
Payments	(10)
Adjustments	12

Balance at January 29, 2005	65
Additions	10
Payments	(8)
Adjustments	(2)

Balance at January 28, 2006	$65

             In addition, the Company maintained a $9 and $13 liability at January 28, 2006 and January 29, 2005, respectively, for store closing costs related to two distinct, formalized plans that coordinated the closing of several locations over a relatively short periods of time in 2000 and 2001 and a $2 and $4 liability at January 28, 2006 and January 29, 2005, respectively, for lease commitments through 2009 related to the consolidation of the Company’s Nashville division office.  The change in these liabilities for each of the past two years relates to the payment of lease commitments.

     Interest Rate Risk Management

             The Company uses derivative instruments primarily to manage its exposure to changes in interest rates.  The Company’s current program relative to interest rate protection and the methods by which the Company accounts for its derivative instruments are described in Note 8.

     Commodity Price Protection

             The Company enters into purchase commitments for various resources, including raw materials utilized in its manufacturing facilities and energy to be used in its stores, manufacturing facilities and administrative offices.  The Company enters into commitments expecting to take delivery of and to utilize those resources in the conduct of the normal course of business.  The Company’s current program relative to commodity price protection and the methods by which the Company accounts for its purchase commitments are described in Note 8.

     Benefit Plans

             The determination of the obligation and expense for Company-sponsored pension plans and other post-retirement benefits is dependent on the selection of assumptions used by actuaries and the Company in calculating those amounts.  Those assumptions are described in Note 17 and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs.  In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in future periods.  While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

             The Company also participates in various multi-employer plans for substantially all union employees.  Pension expense for these plans is recognized as contributions are funded. Refer to Note 17 for additional information regarding the Company’s benefit plans.

     Stock Option Plans

             The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans.  The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of the grant. Accordingly, the Company does not record stock-based compensation expense for these options.  The Company also makes restricted stock awards. Compensation expense included in net earnings for restricted stock awards totaled approximately $5, $8 and $8 after-tax, in 2005, 2004 and 2003, respectively.  The Company’s stock option plans are more fully described in Note 12.

             The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share if compensation cost for all options had been determined based on the fair market value recognition provision of SFAS No. 123:

	2005	2004	2003

Net earnings (loss), as reported	$958	$(104)	$285
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	5	8	8
Subtract: Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefits(1)	(34)	(48)	(48)
Pro forma net earnings (loss)	$929	$(144)	$245
Earnings (loss) per basic common share, as reported	$1.32	$(0.14)	$0.38
Pro forma earnings (loss) per basic common share	$1.28	$(0.20)	$0.33
Earnings (loss) per diluted common share, as reported	$1.31	$(0.14)	$0.38
Pro forma earnings (loss) per diluted common share	$1.27	$(0.20)	$0.32

(1)	Refer to Note 12 for a summary of the assumptions used for options issued in each year at an option price equal to the fair market value of the stock at the date of the grant.

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

     Tax Contingencies

             Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 28, 2006, tax years 2002 through 2004 were undergoing examination by the Internal Revenue Service.

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

     Revenue Recognition

             Revenues from the sale of products are recognized at the point of sale of the Company’s products.  Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold.  Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons.  Pharmacy sales are recorded when picked up by the customer.  Sales taxes are not recorded as a component of sales.  The Company does not recognize a sale when it sells gift cards and gift certificates.  Rather, a sale is recognized when the gift card or gift certificate is redeemed to purchase the Company’s products.

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

     Advertising Costs

             The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s pre-tax advertising costs totaled $498 in 2005, $528 in 2004 and $527 in 2003.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

     Deposits In-Transit

             Deposits in-transit generally represent funds deposited to the Company’s bank accounts at the end of the quarter related to sales, a majority of which were paid for with credit cards and checks, to which the Company does not have immediate access.

     Consolidated Statements of Cash Flows

             For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments.  Book overdrafts, which are included in accounts payable, represent disbursements that are funded as the item is presented for payment.  Book overdrafts totaled $596, $562 and $587 as of January 28, 2006, January 29, 2005, and January 31, 2004, respectively, and are reflected as a financing activity in the Consolidated Statements of Cash Flows.

     Segments

             The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores throughout the United States.  The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, are its only reportable segment. All of the Company’s operations are domestic.

2.          MERGER-RELATED COSTS

             There were no merger-related costs incurred in 2005, 2004 or 2003.

             The following table shows the changes in accruals related to business combinations:

	Facility Closure Costs	Incentive Awards and Contributions

Balance at February 1, 2003	$74	$20
Adjustment of charitable contribution allowance	—	(5)
Payments	(10)	—

Balance at January 31, 2004	64	15
Payments	(7)	(1)

Balance at January 29, 2005	57	14
Payments	(4)	—

Balance at January 28, 2006	$53	$14

             The $53 liability for facility closure costs primarily represents the present value of lease obligations remaining through 2019 for locations closed in California prior to the Fred Meyer merger.  The $14 liability relates to a charitable contribution required as a result of the Fred Meyer merger.  The Company is required to make this contribution by May 2006.

3.          ASSET IMPAIRMENT CHARGE AND RELATED ITEMS

             During 2003, the Company authorized closure of several stores throughout the country based on results for 2002 and 2003, as well as updated projections for 2004 and beyond.  This event triggered an impairment review of stores slated for closure as well as several other under-performing locations in the fourth quarter 2003. The review resulted in a pre-tax charge totaling $120.  These charges are more fully described below. No corporate-level asset impairment charges were recorded in 2005 or 2004.

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

4.          GOODWILL, NET

             The annual evaluation of goodwill performed during the fourth quarter of 2005 did not result in impairment.

             The annual evaluation of goodwill performed during the fourth quarter of 2004 resulted in a $904 pre-tax, non-cash impairment charge related to goodwill at the Company’s Ralphs and Food 4 Less divisions. The divisions’ operating performance suffered due to the intense competitive environment during the 2003 southern California labor dispute and recovery period after the labor dispute. The decreased operating performance was the result of the investments in personnel, training and price reductions necessary to help regain Ralphs’ business lost during the labor dispute.  As a result of this decline and the decline in future expected operating performance, the divisions’ carrying value of goodwill exceeded its implied fair value resulting in the impairment charge. Most of the impairment charge was non-deductible for income tax purposes.  As of January 28, 2006, the Company maintained $1,458 of goodwill for the Ralphs and Food 4 Less divisions.

             The annual evaluation of goodwill performed during the fourth quarter of 2003 resulted in a $471 non-cash impairment charge related to the goodwill at the Company’s Smith’s division.  In 2003, the Company’s Smith’s division experienced a substantial decline in operating performance when compared to prior year performance and budgeted 2003 results. Additionally, the Company forecasted a further decline in the future operating performance of the division reflecting the necessary investments in capital and targeted retail price reductions in order to maintain and grow market share and provide acceptable long-term return on capital. The impairment charge, which was non-deductible for income tax purposes, adjusted the carrying value of the division’s goodwill to its implied fair value.  As of January 28, 2006, the Company maintained $166 of goodwill for the Smith's division.

             The following table summarizes the changes in the Company’s net goodwill balance through January 28, 2006.

Balance at February 1, 2003	$3,606
Goodwill impairment charge	(471)
Goodwill recorded	9
Purchase accounting adjustments	(6)

Balance at January 31, 2004	3,138
Goodwill impairment charge	(904)
Goodwill recorded	6
Purchase accounting adjustments	(49)

Balance at January 29, 2005	2,191
Goodwill impairment charge	—
Goodwill recorded	—
Purchase accounting adjustments	1

Balance at January 28, 2006	$2,192

5.          PROPERTY, PLANT AND EQUIPMENT, NET

             Property, plant and equipment, net consists of:

	2005	2004

Land	$1,675	$1,580
Buildings and land improvements	5,142	4,975
Equipment	7,980	7,797
Leasehold improvements	3,917	3,804
Construction-in-progress	511	541
Leased property under capital leases and financing obligations	561	506

	19,786	19,203
Accumulated depreciation and amortization	(8,421)	(7,706)

Total	$11,365	$11,497

             Accumulated depreciation for leased property under capital leases was $263 at January 28, 2006 and $252 at January 29, 2005.

             Approximately $798 and $982, original cost, of Property, Plant and Equipment collateralized certain mortgages at January 28, 2006 and January 29, 2005, respectively.

6.          TAXES BASED ON INCOME

             The provision for taxes based on income consists of:

	2005	2004	2003

Federal
Current	$609	$96	$177
Deferred	(79)	258	238

	530	354	415
State and local
Current	42	25	18
Deferred	(5)	11	21

	37	36	39

Total	$567	$390	$454

             A reconciliation of the statutory federal rate and the effective rate follows:

	2005	2004	2003

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6%	2.6%	3.4%
Non-deductible goodwill	0.0%	101.7%	22.3%
Other changes, net	0.6%	(2.9)%	0.7%

	37.2%	136.4%	61.4%

             The tax effects of significant temporary differences that comprise tax balances were as follows:

	2005	2004

Current deferred tax assets:
Net operating loss carryforwards	$18	$19
Other	42	—

Total current deferred tax assets	60	19
Current deferred tax liabilities:
Compensation related costs	(2)	(19)
Insurance related costs	(107)	(136)
Inventory related costs	(168)	(119)
Other	—	(31)

Total current deferred tax liabilities	(277)	(305)

Current deferred taxes	$(217)	$(286)

Long-term deferred tax assets:
Compensation related costs	$290	$383
Insurance related costs	9	15
Lease accounting	106	60
Closed store reserves	95	115
Net operating loss carryforwards	26	79
Other	21	147

Long-term deferred tax assets, net	547	799
Long-term deferred tax liabilities:
Depreciation	(1,193)	(1,437)
Deferred income	(197)	(203)

Total long-term deferred tax liabilities	(1,390)	(1,640)

Long-term deferred taxes	$(843)	$(841)

             At January 28, 2006, the Company had net operating loss carryforwards for federal income tax purposes of $126 that expire from 2010 through 2018.  In addition, the Company had net operating loss carryforwards for state income tax purposes of $394 that expire from 2009 through 2023.  The utilization of certain of the Company’s net operating loss carryforwards may be limited in a given year.

             At January 28, 2006, the Company had state Alternative Minimum Tax Credit carryforwards of $5.  In addition, the Company had other state credits of $20, which expire from 2006 through 2015.  The utilization of certain of the Company’s credits may be limited in a given year.

             The amounts of cash paid for income taxes in 2004 and 2003 were reduced by approximately $90 and $122, respectively, as a result of federal bonus depreciation.  This benefit reversed in 2005 and increased the amount of cash paid for income taxes by approximately $108.

7.          DEBT OBLIGATIONS

Long-term debt consists of:

	2005	2004

Credit Facilities	$—	$694
4.95% to 8.92% Senior Notes and Debentures due through 2031	6,390	6,391
5.00% to 9.95% mortgages due in varying amounts through 2017	179	218
Other	178	202

Total debt	6,747	7,505
Less current portion	(527)	(46)

Total long-term debt	$6,220	$7,459

             As of January 28, 2006, the Company had a $1,800 Five-Year Credit Agreement maturing in 2010, and a $700 Five-Year Credit Agreement maturing in 2007, unless earlier terminated by the Company.  Borrowings under these credit agreements bear interest at the option of the Company at a rate equal to either (i) the highest, from time to time of (A) the base rate of Citibank, N.A., (B) ½% over a moving average of secondary market morning offering rates for three-month certificates of deposit adjusted for reserve requirements, and (C) ½% over the federal funds rate or (ii) an adjusted Eurodollar rate based upon the London Interbank Offered Rate (“Eurodollar Rate”) plus an Applicable Margin.  In addition, the Company pays a Facility Fee in connection with these credit agreements.  Both the Applicable Margin and the Facility Fee vary based upon the Company’s achievement of a financial ratio or credit rating.  At January 28, 2006, the Applicable Margin was 0.27% and the Facility Fee was 0.08% for both facilities.  The credit agreements contain covenants, which, among other things, require the maintenance of certain financial ratios, including fixed charge coverage and leverage ratios.  The Company may prepay the credit agreements in whole or in parts, at any time, without a prepayment penalty. The weighted average interest rate on the amounts outstanding under the credit facilities was 2.49% at January 29, 2005.  There were no outstanding borrowings under the credit facilities as of January 28, 2006.

             At January 28, 2006, the Company had no borrowings under its P2/F2/A3 rated commercial paper program.  Any borrowings under this program are backed by the Company’s credit facilities and reduce the amount available under the credit facilities.

             At January 28, 2006, the Company also maintained a $50 money market line.  In addition to credit agreement borrowings, borrowings under the money market line and some outstanding letters of credit reduce funds available under the Company’s credit agreements.  At January 28, 2006, these letters of credit totaled $303.  The Company had no borrowings under the money market line at January 28, 2006.

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

             The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2005, for the years subsequent to 2005 are:

2006	$527
2007	527
2008	1,000
2009	912
2010	42
Thereafter	3,739

Total debt	$6,747

8.          FINANCIAL INSTRUMENTS

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

             The table below summarizes the outstanding interest rate swaps designated as hedges as of January 28, 2006, and January 29, 2005.  The variable component of each interest rate swap outstanding at January 28, 2006, was based on LIBOR as of January 28, 2006.  The variable component of each interest rate swap outstanding at January 29, 2005, was based on LIBOR as of January 29, 2005.

	2005		2004

	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed

Notional amount	$1,375	$—	$1,375	$—
Duration in years	3.28	—	4.29	—
Average variable rate	8.14%	—	6.29%	—
Average fixed rate	6.98%	—	6.98%	—

             In addition to the interest rate swaps noted above, in 2005 the Company entered into three forward-starting interest rate swap agreements with a notional amount totaling $750 million.  A forward-starting interest rate swap is an agreement that effectively hedges future benchmark interest rates, including general corporate spreads, on debt for an established period of time.  The Company entered into the forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt in fiscal 2007 and 2008.  Accordingly, these instruments have been designated as cash flow hedges for the Company’s forecasted debt issuances.  Two of the swaps have ten-year terms, with the remaining swap having a twelve-year term, beginning with the issuance of the debt.  The average fixed rate for these instruments is 5.14%.

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

             Some of the product the Company purchases is shipped in corrugated cardboard packaging.  The corrugated cardboard is sold when it is economical to do so. In the fourth quarter of 2004, the Company entered into six derivative instruments to protect it from declining corrugated cardboard prices.  These derivatives contain a three-year term.  None of the contracts, either individually or in the aggregate, hedge more than 50% of the Company’s expected corrugated cardboard sales.  The instruments do not qualify for hedge accounting, in accordance with SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, as amended.  Accordingly, changes in the fair value of these instruments are marked-to-market in the Company’s Consolidated Statements of Operations as operating, general and administrative (“OG&A”) expenses.  As of January 28, 2006, an other asset totaling $3 had been recorded for the instruments.

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

             The estimated fair values of the Company’s financial instruments are as follows:

	2005		2004

	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Cash and temporary cash investments	$210	$210	$144	$144
Store deposits in-transit	$488	$488	$506	$506
Long-term investments for which it is
Practicable	$118	$118	$89	$89
Not Practicable	$1	$—	$15	$—
Debt for which it is(1)
Practicable	$(6,747)	$(7,038)	$(7,505)	$(8,304)
Not Practicable	$—	$—	$—	$—
Interest Rate Protection Agreements
Receive fixed swaps(2)	$(34)	$(34)	$(11)	$(11)
Forward-starting swaps(3)	$(2)	$(2)	$—	$—
Corrugated Cardboard Price Protection Agreements(4)	$3	$3	$(2)	$(2)

(1)	Excludes capital lease and lease-financing obligations.

(2)

As of January 28, 2006, the Company maintained 10 interest rate swap agreements, with notional amounts totaling $1,375, to manage its exposure to changes in the fair value of its fixed rate debt resulting from interest rate movements by effectively converting a portion of the Company’s debt from fixed to variable rates.  These agreements mature at varying times between July 2006 and January 2015.  Variable rates for these agreements are based on U.S. dollar London Interbank Offered Rate (“LIBOR”).  The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is recognized over the life of the agreements as an adjustment to interest expense.  These interest rate swap agreements are being accounted for as fair value hedges.  As of January 28, 2006, other long-term liabilities totaling $34 were recorded to reflect the fair value of these agreements, offset by decreases in the fair value of the underlying debt.

(3)

As of January 28, 2006, the Company maintained three forward-starting interest rate swap agreements, with notional amounts totaling $750, to manage its exposure to changes in future benchmark interest rates.  A forward-starting interest rate swap is an agreement that effectively hedges future benchmark interest rates, including general corporate spreads, on debt for an established period of time.  The Company entered into the forward-starting interest rate swaps in order to lock in fixed interest rates on the Company’s forecasted issuance of debt in fiscal 2007 and 2008.  As of January 28, 2006, other long-term liabilities totaling $2 were recorded to reflect the fair value of these agreements.

(4)	See Note 8 for a description of the corrugated cardboard price protection agreements.

10.          LEASES AND LEASE-FINANCED TRANSACTIONS

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

             Rent expense (under operating leases) consists of:

	2005	2004	2003

Minimum rentals	$760	$772	$744
Contingent payments	8	9	9
Sublease income	(107)	(101)	(96)

	$661	$680	$657

             Minimum annual rentals and payments under capital leases and lease-financed transactions for the five years subsequent to 2006 and in the aggregate are:

	Capital Leases	Operating Leases	Lease- Financed Transactions

2006	$61	$784	$3
2007	57	732	3
2008	54	684	3
2009	52	635	3
2010	51	588	4
Thereafter	344	4,075	96

	619	$7,498	$112

Less estimated executory costs included in capital leases	(3)

Net minimum lease payments under capital leases	616
Less amount representing interest	(270)

Present value of net minimum lease payments under capital leases	$346

             Total future minimum rentals under noncancellable subleases at January 28, 2006, were $431.

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

	For the year ended January 28, 2006			For the year ended January 29, 2005			For the year ended January 31, 2004

	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount

Basic EPS	$958	724	$1.32	$(104)	736	$(0.14)	$285	747	$0.38
Dilutive effect of stock option awards and warrants		7			—			7

Diluted EPS	$958	731	$1.31	$(104)	736	$(0.14)	$285	754	$0.38

               For the years ended January 28, 2006, January 29, 2005 and January 31, 2004, there were options outstanding for approximately 24.6, 61.5 and 33.7 shares of common stock, respectively, that were excluded from the computation of diluted EPS.  These shares were excluded because their inclusion would have had an anti-dilutive effect on EPS.

12.          STOCK OPTION PLANS

               The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans.  All awards become immediately exercisable upon certain changes of control of the Company.

               The Company grants options for common stock to employees under various plans, as well as to its non-employee directors, at an option price equal to the fair market value of the stock at the date of grant.  In addition to cash payments, the plans generally provide for the exercise of options by exchanging issued shares of stock of the Company.  At January 28, 2006, approximately 22.0 shares of common stock were available for future options under these plans.  Options generally will expire 10 years from the date of grant.  Options vest in one year to five years from the date of grant or, for certain options, the earlier of the Company’s stock reaching certain pre-determined market prices or nine years and six months from the date of grant.

               In addition to the stock options described above, the Company also awards restricted stock to employees under various plans.  The restrictions on these awards generally lapse in one year to five years from the date of the awards and expense is recognized over the lapsing cycle.  The Company generally records expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the date of award.  The Company issued approximately 0.1, 0.2 and 0.7 shares of restricted stock in 2005, 2004 and 2003, respectively.  As of January 28, 2006, approximately 8.0 shares of common stock were available for future restricted stock awards.  The Company has the ability to convert shares available for issuance under the 2005 Long-Term Incentive Plan to shares available for restricted stock awards.  Four shares available for other awards can be converted into one share available for restricted stock awards.  Compensation expense included in net earnings for restricted stock awards totaled approximately $5, $8 and $8, after-tax, in 2005, 2004 and 2003, respectively.

               Changes in options outstanding under the stock option plans, excluding restricted stock awards, were:

	Shares subject to option	Weighted-average Exercise price

Outstanding, year-end 2002	66.2	$16.97
Granted	0.3	$16.34
Exercised	(4.9)	$7.59
Canceled or Expired	(1.5)	$21.19

Outstanding, year-end 2003	60.1	$17.62
Granted	6.7	$17.28
Exercised	(4.2)	$7.29
Canceled or Expired	(1.1)	$20.99

Outstanding, year-end 2004	61.5	$18.20
Granted	6.8	$16.50
Exercised	(7.7)	$9.81
Canceled or Expired	(1.3)	$20.92

Outstanding, year-end 2005	59.3	$19.03

               A summary of options outstanding and exercisable at January 28, 2006 follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price

		(In years)
$5.66 - $14.92	8.1	0.90	$11.70	8.1	$11.69
$14.93 - $16.38	7.3	6.86	$14.95	5.3	$14.94
$16.39 - $17.30	12.1	6.89	$16.48	4.8	$16.59
$17.31 - $22.26	12.7	5.32	$19.37	7.5	$20.06
$22.27 - $31.91	19.1	4.77	$25.10	15.2	$25.23
$5.66 - $31.91	59.3	5.05	$19.03	40.9	$19.24

               If compensation cost for the Company’s stock option plans had been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net earnings and diluted earnings per common share would have been reduced to the pro forma amounts below:

	2005		2004		2003

	Actual	Pro Forma	Actual	Pro Forma	Actual	Pro Forma

Net earnings (loss)	$958	$929	$(104)	$(144)	$285	$245
Earnings (loss) per diluted common share	$1.31	$1.27	$(0.14)	$(0.20)	$0.38	$0.32

               The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on historical assumptions shown in the table below.  These amounts reflected in this pro forma disclosure are not indicative of future amounts.  The following table reflects the assumptions used for grants awarded in each year to option holders:

	2005	2004	2003

Weighted average expected volatility (based on historical volatility)	30.83%	30.13%	30.23%
Weighted average risk-free interest rate	4.11%	3.99%	3.33%
Expected term (based on historical results)	8.7 years	8.7 years	8.5 years

               The weighted average fair value of options granted during 2005, 2004 and 2003 was $7.70, $7.91 and $7.09, respectively.  The Company utilizes a risk-free interest rate based upon the yield of a treasury note maturing at a date that approximates the option’s vest date.

               Grants in 2004 returned to normal levels after grants in 2003 were unusually low, due primarily to a general grant of approximately 3.8 stock options to management and support employees, and approximately 3.9 options to executives including senior officers and division presidents, that was approved by the Compensation Committee of the Board of Directors on December 12, 2002 (fiscal 2002).  This grant replaced a planned grant in May 2003 and was accelerated to secure the continued alignment of employee interests with those of the shareholders as strategic plans were implemented.  The Committee also made awards of restricted stock to senior officers and division presidents in recognition of their vital role in a challenging operating environment.  The restrictions on these shares lapsed in fiscal 2005, conditioned on the recipients’ continued employment with the Company at that time.

               In addition to the stock options described above, at January 28, 2006, there were 3.4 warrants outstanding.  The warrants, exercisable at $11.91, were originally issued pursuant to a Warrant Agreement dated May 23, 1996.  The warrants expire in May 2006.

13.          COMMITMENTS AND CONTINGENCIES

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

               Litigation— In December, 2005, the United States Attorney’s Office for the Central District of California notified the Company that a federal grand jury had returned an indictment against Ralphs Grocery Company (“Ralphs”), a wholly-owned subsidiary of The Kroger Co., with regard to Ralphs’ hiring practices during the labor dispute from October 2003 through February 2004 (United States of America v. Ralphs Grocery Company, United States District Court for the Central District of California, CR No. 05-1210 PA).  The indictment alleges a criminal conspiracy and other criminal activity resulting in some locked-out employees being allowed or encouraged to work under false identities or false Social Security numbers, despite Company policy forbidding such conduct.  Trial has been set for August 15, 2006.  The Company has been informed that the grand jury continues to investigate whether additional parties, including Kroger, should be held liable for the alleged misconduct.  In addition, these alleged hiring practices are the subject of claims that Ralphs’ conduct of the lockout was unlawful, and that Ralphs is liable under the National Labor Relations Act (“NLRA”). The Los Angeles Regional Office of the National Labor Relations Board (“NLRB”) has notified the charging parties that all charges alleging that Ralphs’ lockout violated the NLRA have been dismissed. That decision is being appealed by the charging parties to the General Counsel of the NLRB. The amounts potentially claimed in both the criminal and the NLRB matter are substantial, but based on the information presently available to the Company, management does not expect the ultimate resolution of this matter to have a material effect on the financial condition of the Company.

               On September 8, 2005, the Los Angeles City Attorney’s office filed a misdemeanor complaint against a subsidiary of the Company, Ralphs Grocery Company (People v. Ralphs Grocery Company, Superior Court of California, County of Los Angeles, Case No. 5CR02616) regarding alleged violations of the California Water Code. Ralphs operates a system at one store location to treat groundwater within an underground basement because of the presence of naturally occurring petroleum associated with the nearby La Brea tar pits, which system is subject to a discharge permit issued by the California Regional Water Quality Control Board. On December 1, 2005, Ralphs executed a civil consent judgment, the misdemeanor complaint was dismissed and Ralphs paid a civil penalty.

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

               Ralphs Grocery Company is the defendant in a group of civil actions initially filed in 2003 and for which a coordination order was issued on January 20, 2004, in The Great Escape Promotion Cases pending in the Superior Court of California, County of Los Angeles, Case No. JCCP No. 4343. The plaintiffs allege that Ralphs violated various laws protecting consumers in connection with a promotion pursuant to which Ralphs offered travel awards to customers.  On February 22, 2006, the Court in The Great Escape Promotion Cases issued an Order granting preliminary approval of the class action settlement.  Notice of the class action should be sent to class members within the next 90 days, and the date set for final approval of the class action is set for August 25, 2006.  The Company has no reason to believe that final approval will not be obtained,  and management does not believe the ultimate outcome will have a material effect on the Company’s financial condition.

               On August 12, 2000, Ralphs Grocery Company, along with several other potentially responsible parties, entered into a consent decree with the U. S. Environmental Protection Agency surrounding the purported release of volatile organic compounds in connection with industrial operations at a property located in Los Angeles, California.  The consent decree followed the EPA’s earlier Administrative Order No. 97-18 in which the EPA sought remedial action pursuant to its authority under the Comprehensive Environmental Remediation, Compensation and Liability Act.  Under the consent decree, Ralphs contributes a share of the costs associated with groundwater extraction and treatment.  The treatment process is expected to continue until at least 2012.

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

               The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made adequate provisions therefor. Nonetheless, assessing and predicting the outcomes of these matters involve substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material adverse impact on the Company’s financial condition or results of operation.

               Guarantees – The Company periodically enters into real estate joint ventures in connection with the development of certain properties.  The Company usually sells its interests in such partnerships upon completion of the projects.  As of January 28, 2006, the Company was a partner with 50% ownership in three real estate joint ventures for which it has guaranteed approximately $11 of debt incurred by the ventures.  Based on the covenants underlying this indebtedness as of January 28, 2006, it is unlikely that the Company will be responsible for repayment of these obligations.

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

14.          SUBSEQUENT EVENTS

               On March 7, 2006, the Company announced its Board of Directors declared the payment of a quarterly dividend of $0.065 per share to shareholders of record as of May 15, 2006 to be paid on June 1, 2006.

On March 27, 2006, the Company made a cash contribution of $150 to its Company-sponsored pension plans.

15.          WARRANT DIVIDEND PLAN

               On February 28, 1986, the Company adopted a warrant dividend plan providing for stock purchase rights to owners of the Company’s common stock.  The plan was amended and restated as of April 4, 1997, and further amended on October 18, 1998.  Each share of common stock currently has attached one-fourth of a right.  Each right, when exercisable, entitles the holder to purchase from the Company one ten-thousandth of a share of Series A Preferred Shares, par value $100 per share, at $87.50 per one ten-thousandth of a share.  The rights will become exercisable, and separately tradable, 10 business days following a tender offer or exchange offer resulting in a person or group having beneficial ownership of 10% or more of the Company’s common stock.  In the event the rights become exercisable and thereafter the Company is acquired in a merger or other business combination, each right will entitle the holder to purchase common stock of the surviving corporation, for the exercise price, having a market value of twice the exercise price of the right.  Under certain other circumstances, including certain acquisitions of the Company in a merger or other business combination transaction, or if 50% or more of the Company’s assets or earnings power are sold under certain circumstances, each right will entitle the holder to receive upon payment of the exercise price, shares of common stock of the acquiring company with a market value of two times the exercise price.  At the Company’s option, the rights, prior to becoming exercisable, are redeemable in their entirety at a price of $0.01 per right.  The rights expired on March 19, 2006.

16.          STOCK

     Preferred Stock

               The Company has authorized 5 shares of voting cumulative preferred stock; 2 were available for issuance at January 28, 2006.  Fifty thousand shares were designated as “Series A Preferred Shares” and were reserved for issuance under the Company’s warrant dividend plan.  The Series A Preferred Shares were no longer needed for reservation as of the March 19, 2006 expiration of the Company’s warrant dividend plan, and that series was eliminated.  The stock has a par value of $100 and is issuable in series.

     Common Stock

               The Company has authorized 1,000 shares of common stock, $1 par value per share.  On May 20, 1999, the shareholders authorized an amendment to the Amended Articles of Incorporation to increase the authorized shares of common stock from 1,000 to 2,000 when the Board of Directors determines it to be in the best interest of the Company.

     Common Stock Repurchase Program

               The Company maintains a trading plan under Securities Exchange Act Rule 10b5-1 to allow for the repurchase of Kroger stock, from time to time, even though we may be aware of material non-public information, as long as purchases are made in accordance with the plan.  The Company made open market purchases totaling $239, $291 and $277 under this repurchase program in fiscal 2005, 2004 and 2003.  In addition to this repurchase program, in December 1999, the Company began a program to repurchase common stock to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises, including the tax benefit.  The Company reacquired approximately $13, $28 and $24 under the stock option program during fiscal 2005, 2004 and 2003, respectively.

17.          BENEFIT PLANS

               The Company administers non-contributory defined benefit retirement plans for substantially all non-union employees and some union-represented employees as determined by the terms and conditions of collective bargaining agreements.  These included several qualified pension plans (the “Qualified Plans”) and a non-qualified plan (the “Non-Qualified Plan”).  The Non-Qualified Plan pays benefits to any employee that earns in excess of the maximum allowed for the Qualified Plans by Section 415 of the Internal Revenue Code.  The Company only funds obligations under the Qualified Plans.  Funding for the pension plans is based on a review of the specific requirements and on evaluation of the assets and liabilities of each plan.

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

               Information with respect to change in benefit obligation, change in plan assets, net amounts recognized at end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits

	Qualified Plans		Non-Qualified Plan		Other Benefits

	2005	2004	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$2,019	$1,741	$113	$103	$366	$363
Service cost	118	106	1	1	12	10
Interest cost	113	109	6	6	19	21
Plan participants’ contributions	—	—	—	—	9	9
Amendments	—	—	3	—	4	(24)
Actuarial (gain) loss	145	154	(12)	7	(22)	19
Benefits paid	(111)	(91)	(6)	(4)	(32)	(32)

Benefit obligation at end of fiscal year	$2,284	$2,019	$105	$113	$356	$366

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$1,458	$1,379	$—	$—	$—	$—
Actual return on plan assets	167	135	—	—	—	—
Employer contribution	300	35	6	4	23	23
Plan participants’ contributions	—	—	—	—	9	9
Benefits paid	(111)	(91)	(6)	(4)	(32)	(32)

Fair value of plan assets at end of fiscal year	$1,814	$1,458	$—	$—	$—	$—

               Pension plan assets include $52 and $112 of common stock of The Kroger Co. at January 28, 2006 and January 29, 2005, respectively.  The plan owned 2.7 and 6.6 shares of The Kroger Co. common stock at January 28, 2006 and January 29, 2005, respectively.

	Pension Benefits

	Qualified Plans		Non-Qualified Plan		Other Benefits

	2005	2004	2005	2004	2005	2004

Net liability recognized at end of fiscal year:
Funded status at end of year	$(470)	$(561)	$(105)	$(113)	$(356)	$(366)
Unrecognized actuarial (gain) loss	541	457	27	41	23	45
Unrecognized prior service cost	9	11	8	11	(49)	(60)
Unrecognized net transition (asset) obligation	(1)	—	1	—	1	1

Net liability recognized at end of fiscal year	$79	$(93)	$(69)	$(61)	$(381)	$(380)

Prepaid benefit cost	$—	$—	$—	$—	$—	$—
Accrued benefit liability	(217)	(273)	(112)	(103)	(381)	(380)
Additional minimum liability	(80)	(119)	12	(4)	—	—
Intangible asset	10	13	8	11	—	—
Accumulated other comprehensive loss	366	286	23	35	—	—

Net liability recognized at end of fiscal year	$79	$(93)	$(69)	$(61)	$(381)	$(380)

	Pension Benefits			Other Benefits

Weighted average assumptions	2005	2004	2003	2005	2004	2004

Discount rate – Benefit obligation	5.70%	5.75%	—	5.70%	5.75%	—
Discount rate – Net periodic benefit cost	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%	3.50%

               The Company’s discount rate assumption was intended to reflect the rate at which the pension benefits could be effectively settled.  It takes into account the timing and amount of benefits that would be available under the plan. The Company’s methodology for selecting the discount rate as of year-end 2005 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity.  Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year.  The discount rate is the single rate that produces the same present value of cash flows.  The selection of the 5.70% discount rate as of year-end 2005 represents the equivalent single rate under a broad-market AA yield curve constructed by the Company’s outside consultant, Mercer Human Resource Consulting. We utilized a discount rate of 5.75% for year-end 2004.  The 5 basis point reduction in the discount rate increased the projected pension benefit obligation as of January 28, 2006, by approximately $12 million.

               To determine the expected return on pension plan assets, the Company contemplates current and forecasted plan asset allocations as well as historical and forecasted returns on various asset categories.  The average annual return on pension plan assets was 9.6% for the ten calendar years ended December 31, 2005, net of all fees and expenses.  Our actual return for the pension plan calendar year ending December 31, 2005, on that same basis, was 10.3%.  The Company utilized a pension return assumption of 8.5% in 2005 and 2004 and 9.5%, in 2003.  The Company believes the 2004 reduction in the pension return assumption was appropriate because future returns are not expected to achieve the same level of performance as the historical average annual return.  For measurement purposes, a 9% initial annual rate of increase, and a 5% ultimate annual rate of increase, in the per capita cost of other benefits, were assumed for pre-retirement age personnel in 2005 and 2004.  In 2003, a 10% initial annual rate of increase, and a 5% ultimate annual rate of increase were assumed.

               In 2005, the Company updated the mortality table used to determine average life expectancy in the calculation of its pension obligation to the RP-2000 Projected to 2015 mortality table.  The change in this assumption increased the projected benefit obligation approximately $93 and is reflected in unrecognized actuarial (gain) loss as of the measurement date.

	Pension Benefits

	Qualified Plans			Non-Qualified Plan			Other Benefits

	2005	2004	2003	2005	2004	2003	2005	2004	2003

Components of net periodic benefit cost:
Service cost	$118	$106	$99	$1	$1	$1	$12	$10	$8
Interest cost	113	109	101	6	6	6	19	21	21
Expected return on plan assets	(130)	(121)	(122)	—	—	—	—	—	—
Amortization of:
Transition asset	(1)	(1)	(1)	—	—	—	—	—	—
Prior service cost	3	3	3	2	2	2	(7)	(5)	(5)
Actuarial (gain) loss	24	9	—	2	3	3	—	—	—

Net periodic benefit cost	$127	$105	$80	$11	$12	$12	$24	$26	$24

               The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for all Company-sponsored pension plans.

	Qualified Plans		Non-Qualified Plan

	2005	2004	2005	2004

PBO at end of fiscal year	$2,284	$2,019	$105	$113
ABO at end of fiscal year	$2,111	$1,851	$100	$106
Fair value of plan assets at end of year	$1,814	$1,458	$—	$—

               The following table provides information about the Company’s estimated future benefit payments.

	Pension Benefits	Other Benefits

2006	$139	$21
2007	$147	$22
2008	$154	$23
2009	$162	$24
2010	$161	$25
2011-2015	$978	$141

               The following table provides information about the target and actual pension plan asset allocations.  Allocation percentages are shown as of December 31 for each respective year.  The pension plan measurement date is the December 31st nearest the fiscal year-end.

	Target allocations	Actual allocations

	2005	2005	2004

Pension plan asset allocation, as of December 31:
Domestic equity securities	38.0%	36.1%	39.5%
International equity securities	23.0	25.2	25.1
Investment grade debt securities	18.0	17.8	18.6
High yield debt securities	8.0	7.6	8.2
Private equity	4.5	4.2	3.8
Hedge funds	4.0	3.8	2.3
Real estate	1.5	1.1	0.5
Other	3.0	4.3	2.0

Total	100.0%	100.0%	100.0%

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

               The current target allocations shown represent 2005 targets that were established in 2004.  To maintain actual asset allocations consistent with target allocations, assets are reallocated or rebalanced on a regular basis.  Cash flow from employer contributions and participant benefit payments is used to fund underweight asset classes and divest overweight asset classes, as appropriate.  The Company expects that cash flow will be sufficient to meet most rebalancing needs.  The Company made cash contributions of $300, $35 and $100 in 2005, 2004 and 2003, respectively.  Although the Company is not required to make any cash contributions during fiscal 2006, it made a $150 cash contribution to its Qualified Plans on March 27, 2006.  Additional contributions may be made if the Company’s cash flow from operations exceeds its expectations.  The Company expects any voluntary contributions made during 2006 will reduce its minimum required contributions in future years.

               The measurement date for post-retirement benefit obligations is the December 31st nearest the fiscal year-end.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 9.00% initial health care cost trend rate and a 5.00% ultimate health care cost trend rate to determine its expense.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease

Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement benefit obligation	$41	$(35)

               On December 8, 2003, the President signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003.  The law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law.  We have concluded that our plan is at least “actuarially equivalent” to the Medicare Part D plan for certain covered groups only, and will be eligible for the subsidy for those groups.  The impact of the subsidy reduced our postretirement benefit obligation $6 and $9 at January 28, 2006, and January 29, 2005, respectively, and did not have a material impact on our net periodic benefit cost in either of those years.  The remaining groups’ benefits are not “actuarially equivalent” to the Medicare Part D plan and we have made the decision to pay as secondary coverage to Medicare Part D for those groups.

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

               The Company recognizes expense in connection with these plans as contributions are funded, in accordance with GAAP.  The Company made contributions to these plans, and recognized expense, of $196 in 2005, $180 in 2004, and $169 in 2003.  The Company estimates it would have contributed an additional $2 million in 2004 and $13 million in 2003, but its obligation to contribute was suspended during the labor disputes in southern California and West Virginia.

               Based on the most recent information available to it, the Company believes that the present value of actuarial accrued liabilities in most or all of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits.  Although underfunding can result in the imposition of excise taxes on contributing employers, factors such as increased contributions, increased asset values or future service benefit changes can reduce underfunding so that excise taxes are not triggered.  Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a substantial withdrawal liability.  Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.

               The Company also administers certain defined contribution plans for eligible union and non-union employees.  The cost of these plans for 2005, 2004 and 2003 was $8, $12 and $14, respectively.

18.          RECENTLY ISSUED ACCOUNTING STANDARDS

               In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, supersedes APB No. 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows.  The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant.  Fair value of share-based awards will be determined using option pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards.  Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

               Prior to the adoption of SFAS No. 123R, the Company is accounting for share-based compensation expense under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees” and is following the accepted practice of recognizing share-based compensation expense over the explicit vesting period.  Adoption of SFAS No. 123R will require the immediate recognition at the grant date of the full share-based compensation expense for grants to retirement eligible employees, as the explicit vesting period is non-substantive.  The Company expects to adopt SFAS No. 123R in the first quarter of 2006 and that the adoption will reduce net earnings by $0.05-$0.06 per diluted share during fiscal 2006.

               In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs and spoilage.  SFAS No. 151 will become effective for the Company’s fiscal year beginning January 29, 2006.  The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

               FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations” was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity.  The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  FIN 47 became effective during fiscal 2005.  The adoption of FIN 47 did not have a material effect on the Company’s Consolidated Financial Statements.

               In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do No Meet the Quantitative Thresholds.”  EITF No. 04-10 concludes that operating segments that do not meet the quantitative thresholds can be aggregated on if aggregation is consistent with the objectives and basic principles of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in (a)-(e) of paragraph 17 of SFAS No. 131.  EITF No. 04-10 became effective for fiscal years ending after September 15, 2005, and did not have a material effect on our Consolidated Financial Statements.

               In June 2005, the EITF reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination.”  EITF No. 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods deemed to be reasonably assured at the date of acquisition.  EITF No. 05-6 further requires that leasehold improvements that are placed into service significantly after, and no contemplated at or near the beginning of the lease term, shall be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and any renewal periods deemed to be reasonably assured at the date of acquisition.  EITF No. 05-6 became effective for the Company’s second fiscal quarter beginning August 14, 2005.  The adoption of EITF No. 05-6 did not have a material effect on the Company’s Consolidated Financial Statements.

               In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”  FSP FAS 13-1 requires rental costs associated with building or ground leases incurred during a construction period to be recognized as rental expense.  In addition, FSP FAS 13-1 requires lessees to cease capitalizing rental costs, as of December 15, 2005, for operating lease agreements entered into prior to December 15, 2005.  Early adoption is permitted.  The Company was already in compliance with the provisions of FSP FAS 13-1, therefore it had no effect on the Company’s Consolidated Financial Statements.

19.          GUARANTOR SUBSIDIARIES

               The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of its subsidiaries (the “Guarantor Subsidiaries”).  At January 28, 2006, a total of approximately $6,390 of Guaranteed Notes was outstanding.  The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of The Kroger Co.  Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.  The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

               The following tables present summarized financial information as of January 28, 2006 and January 29, 2005 and for the three years ended January 28, 2006.

Condensed Consolidating
Balance Sheets
As of January 28, 2006

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated

Current assets
Cash	$39	$171	$—	$210
Store deposits in-transit	46	442	—	488
Receivables	1,088	526	(928)	686
Net inventories	460	4,026	—	4,486
Prepaid and other current assets	355	241	—	596

Total current assets	1,988	5,406	(928)	6,466
Property, plant and equipment, net	1,255	10,110	—	11,365
Goodwill, net	56	2,136	—	2,192
Other assets	(509)	968	—	459
Investment in and advances to subsidiaries	10,808	—	(10,808)	—

Total Assets	$13,598	$18,620	$(11,736)	$20,482

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$554	$—	$—	$554
Accounts payable	263	4,215	(928)	3,550
Other current liabilities	(151)	2,762	—	2,611

Total current liabilities	666	6,977	(928)	6,715
Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	6,651	—	—	6,651
Adjustment to reflect fair value interest rate hedges	27	—	—	27

Long-term debt including obligations under capital leases and financing obligations	6,678	—	—	6,678
Other long-term liabilities	1,864	835	—	2,699

Total Liabilities	9,208	7,812	(928)	16,092
Shareowners’ Equity	4,390	10,808	(10,808)	4,390

Total Liabilities and Shareowners’ equity	$13,598	$18,620	$(11,736)	$20,482

Condensed Consolidating
Balance Sheets
As of January 29, 2005

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated

Current assets
Cash	$32	$112	$—	$144
Store deposits in-transit	20	486	—	506
Receivables	583	747	(502)	828
Net inventories	415	3,941	—	4,356
Prepaid and other current assets	275	297	—	572

Total current assets	1,325	5,583	(502)	6,406
Property, plant and equipment, net	1,277	10,220	—	11,497
Goodwill, net	20	2,171	—	2,191
Other assets	642	(245)	—	397
Investment in and advances to subsidiaries	10,668	—	(10,668)	—

Total assets	$13,932	$17,729	$(11,170)	$20,491

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$71	$—	$—	$71
Accounts payable	188	3,912	(502)	3,598
Other current liabilities	319	2,347	—	2,666

Total current liabilities	578	6,259	(502)	6,335
Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	7,797	33	—	7,830
Adjustment to reflect fair value interest rate hedges	70	—	—	70

Long-term debt including obligations under capital leases and financing obligations	7,867	33	—	7,900
Other long-term liabilities	1,868	769	—	2,637

Total liabilities	10,313	7,061	(502)	16,872
Shareowners’ Equity	3,619	10,668	(10,668)	3,619

Total liabilities and shareowners’ equity	$13,932	$17,729	$(11,170)	$20,491

Condensed Consolidating
Statements of Operations
For the Year ended January 28, 2006

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated

Sales	$8,693	$52,822	$(962)	$60,553
Merchandise costs, including warehousing and transportation	6,502	40,021	(958)	45,565
Operating, general and administrative	1,657	9,368	2	11,027
Rent	165	502	(6)	661
Depreciation and amortization	139	1,126	—	1,265

Operating profit	230	1,805	—	2,035
Interest expense	498	12	—	510
Equity in earnings of subsidiaries	1,164	—	(1,164)	—

Earnings (loss) before tax expense	896	1,793	(1,164)	1,525
Tax expense (benefit)	(62)	629	—	567

Net earnings (loss)	$958	$1,164	$(1,164)	$958

Condensed Consolidating
Statements of Operations
For the Year ended January 29, 2005

	The Kroger Co.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Sales	$8,003	$49,432	$41	$(1,042)	$56,434
Merchandise costs, including warehousing and transportation	6,420	36,721	—	(1,001)	42,140
Operating, general and administrative	1,126	9,494	(9)	—	10,611
Rent	194	527	—	(41)	680
Depreciation and amortization	110	1,142	4	—	1,256
Goodwill impairment charge	—	904	—	—	904

Operating profit	153	644	46	—	843
Interest expense	529	6	22	—	557
Equity in earnings of subsidiaries	430	—	—	(430)	—

Earnings (loss) before tax expense	54	638	24	(430)	286
Tax expense (benefit)	158	231	1	—	390

Net earnings (loss)	$(104)	$407	$23	$(430)	$(104)

Condensed Consolidating
Statements of Operations
For the Year ended January 31, 2004

	The Kroger Co.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Sales	$6,935	$47,752	$45	$(941)	$53,791
Merchandise costs, including warehousing and transportation	5,583	34,943	—	(889)	39,637
Operating, general and administrative	1,305	9,060	(11)	—	10,354
Rent	168	541	—	(52)	657
Depreciation and amortization	91	1,114	4	—	1,209
Goodwill impairment charge	—	471	—	—	471
Asset impairment charge	—	120	—	—	120

Operating profit (loss)	(212)	1,503	52	—	1,343
Interest expense	568	15	21	—	604
Equity in earnings of subsidiaries	939	—	—	(939)	—

Earnings (loss) before tax expense	159	1,488	31	(939)	739
Tax expense (benefit)	(126)	571	9	—	454

Net earnings (loss)	$285	$917	$22	$(939)	$285

Condensed Consolidating
Statements of Cash Flows
For the Year ended January 28, 2006

	The Kroger Co.	Guarantor Subsidiaries	Consolidated

Net cash provided by operating activities	$1,171	$1,021	$2,192

Cash flows from investing activities:
Capital expenditures	(188)	(1,118)	(1,306)
Other	11	16	27

Net cash used by investing activities	(177)	(1,102)	(1,279)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	14	—	14
Reductions in long-term debt	(764)	(33)	(797)
Proceeds from issuance of capital stock	78	—	78
Capital stock reacquired	(252)	—	(252)
Other	77	33	110
Net change in advances to subsidiaries	(140)	140	—

Net cash provided (used) by financing activities	(987)	140	(847)

Net (decrease) increase in cash and temporary cash investments	7	59	66
Cash and temporary investments:
Beginning of year	32	112	144

End of year	$39	$171	$210

Condensed Consolidating
Statements of Cash Flows
For the Year ended January 29, 2005

	The Kroger Co.	Guarantor Subsidiaries	Consolidated

Net cash provided by operating activities	$(890)	$3,220	$2,330

Cash flows from investing activities:
Capital expenditures	(161)	(1,473)	(1,634)
Other	22	4	26

Net cash used by investing activities	(139)	(1,469)	(1,608)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	616	—	616
Reductions in long-term debt	(724)	(286)	(1,010)
Proceeds from issuance of capital stock	25	—	25
Capital stock reacquired	(319)	—	(319)
Other	(27)	(22)	(49)
Net change in advances to subsidiaries	1,464	(1,464)	—

Net cash provided (used) by financing activities	1,035	(1,772)	(737)

Net (decrease) increase in cash and temporary cash investments	6	(21)	(15)
Cash and temporary investments:
Beginning of year	26	133	159

End of year	$32	$112	$144

Condensed Consolidating
Statements of Cash Flows
For the Year ended January 31, 2004

	The Kroger Co.	Guarantor Subsidiaries	Consolidated

Net cash provided by operating activities	$385	$1,830	$2,215

Cash flows from investing activities:
Capital expenditures	(176)	(1,824)	(2,000)
Other	(59)	33	(26)

Net cash used by investing activities	(235)	(1,791)	(2,026)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	247	100	347
Reductions in long-term debt	(347)	(140)	(487)
Proceeds from issuance of capital stock	39	—	39
Proceeds from interest rate swap terminations	114	—	114
Capital stock reacquired	(301)	—	(301)
Other	(23)	110	87
Net change in advances to subsidiaries	104	(104)	—

Net cash provided (used) by financing activities	(167)	(34)	(201)

Net (decrease) increase in cash and temporary cash investments	(17)	5	(12)
Cash and temporary investments:
Beginning of year	43	128	171

End of year	$26	$133	$159

20.          QUARTERLY DATA (UNAUDITED)

	Quarter

2005	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)

Sales	$17,948	$13,865	$14,020	$14,720	$60,553
Net earnings	$294	$196	$185	$283	$958
Net earnings per basic common share	$0.40	$0.27	$0.26	$0.39	$1.32
Average number of shares used in basic calculation	727	722	724	724	724
Net earnings per diluted common share	$0.40	$0.27	$0.25	$0.39	$1.31
Average number of shares used in diluted calculation	732	730	732	730	731

2004	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)

Sales	$16,905	$12,980	$12,854	$13,695	$56,434
Net earnings (loss)	$263	$142	$143	$(652)	$(104)
Net earnings (loss) per basic common share	$0.35	$0.19	$0.19	$(0.89)	$(0.14)
Average number of shares used in basic calculation	741	737	736	730	736
Net earnings (loss) per diluted common share	$0.35	$0.19	$0.19	$(0.89)	$(0.14)
Average number of shares used in diluted calculation	749	744	742	730	736

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

               As of January 28, 2006, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of January 28, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

               In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the fiscal quarter ended January 28, 2006, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

               The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of January 28, 2006.

               Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Based solely on its review of the copies of all Section 16(a) forms received by the Company, or written representations from certain persons that no Forms 5 were required by those persons, the Company believes that during fiscal year 2005 all filing requirements applicable to its officers, directors and 10% beneficial owners were timely satisfied, with three exceptions.  Mr. Michael L. Ellis filed a Form 4 one day late reporting a transaction with the Company in which shares were used to pay a tax liability associated with restricted stock.  Mr. Paul J. Scutt filed a Form 4 nine days late reporting a stock sale.  Ms. M. Marnette Perry filed a Form 5 reporting a restricted stock award that inadvertently was not reported in 2003.

EXECUTIVE OFFICERS OF THE COMPANY

          The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of March 31, 2006.  Except as otherwise noted, each person has held office for at least five years.  Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History

Donald E. Becker	57

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

William T. Boehm	58

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

David B. Dillon	55

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

Kevin M. Dougherty	53

Mr. Dougherty was elected Group Vice President, Logistics effective May 6, 2004. Mr. Dougherty joined the Company as Vice President, Supply Chain Operations in 2001. Before joining the Company, he maintained an independent consulting practice focusing on logistics and operational performance.

Michael L. Ellis	47

Mr. Ellis was elected Group Vice President effective September 16, 2004. Prior to that he served in several key grocery merchandising and management positions in the Company, most recently as Senior Vice President, Food Group for Fred Meyer Stores. Mr. Ellis joined the Company in 1975 as a parcel clerk at Fred Meyer.

Jon C. Flora	51

Mr. Flora was elected Senior Vice President effective June 24, 2004. Prior to that, he held a variety of key management positions for the Company including President of the Company’s Michigan Division and more recently as President of the Company’s Great Lakes Division. He joined the Company in 1971 as a clerk for the Company’s Dillon Stores Division.

Joseph A. Grieshaber, Jr.	48

Mr. Grieshaber was elected Group Vice President, Perishables Merchandising and Procurement, effective August 4, 2003. Prior to this, he held a variety of management positions within the Company, most recently serving as Vice President of Merchandising for the Company’s Great Lakes Division. Mr. Grieshaber joined the Company in 1983.

Paul W. Heldman	54

Mr. Heldman was elected Senior Vice President effective October 5, 1997, Secretary on May 21, 1992, and Vice President and General Counsel effective June 18, 1989. Prior to his election, he held various positions in the Company’s Law Department. Mr. Heldman joined the Company in 1982.

Scott M. Henderson	50

Mr. Henderson was elected Vice President effective June 26, 2003 and Treasurer effective January 6, 2002. Mr. Henderson joined the Company in 1981 as Manager of Financial Reporting. He held a variety of management positions and was promoted to Vice President of Planning in February 2000.

Christopher T. Hjelm	44

Mr. Hjelm joined the Company on August 28, 2005 as Senior Vice President and Chief Information Officer. From February 2005 to July 2005, he was Chief Information Officer of Travel Distribution Services for Cendant Corporation. From July 2003 to November 2004 Mr. Hjelm served as Chief Technology Officer for Orbitz LLC, which was acquired by Cendant Corporation in November 2004. Mr. Hjelm served as Senior Vice President for Technology at eBay Inc. from March 2002 to June 2003, and served as Executive Vice President for Broadband Network Services for At Home Company from June 2001 to February 2002. At Home Company filed for Chapter 11 bankruptcy in October 2001. From January 2000 to June 2001, Mr. Hjelm served as Chairman, President and Chief Executive Officer of ZOHO Corporation. Prior to that, he held various key roles for 14 years with Federal Express Corporation, including that of Senior Vice President and Chief Information Officer.

Carver L. Johnson	56

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

Lynn Marmer	53

Ms. Marmer was elected Group Vice President effective January 19, 1998. Prior to her election, Ms. Marmer was an attorney in the Company’s Law Department. Ms. Marmer joined the Company in 1997. Before joining the Company she was a partner in the law firm of Dinsmore & Shohl.

Don W. McGeorge	51

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

W. Rodney McMullen	45

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

M. Marnette Perry	54

Ms. Perry was elected Senior Vice President effective July 20, 2003. Prior to that she was elected Group Vice President of Perishables Merchandising and Procurement on March 3, 2003. Prior to this she held a variety of significant positions with the Company, including President of the Company’s Michigan Division, and President of the Company’s Columbus Division. She joined the Company in 1972.

J. Michael Schlotman	48

Mr. Schlotman was elected Senior Vice President effective June 26, 2003, and Group Vice President and Chief Financial Officer effective January 26, 2000. Prior to that he was elected Vice President and Corporate Controller in 1995, and served in various positions in corporate accounting since joining the Company in 1985.

Paul J. Scutt	57

Mr. Scutt was elected Senior Vice President of Retail Operations on September 16, 2004 and he was elected Group Vice President of Retail Operations effective May 21, 2002. He has held a number of significant positions with the Company including Regional Vice President of the Company’s Hutchinson operations, and most recently as President of the Company’s Central Division.

M. Elizabeth Van Oflen	48

Ms. Van Oflen was elected Vice President and Controller on April 11, 2003. Prior to her election, she held various positions in the Company’s Finance and Tax Departments. Ms. Van Oflen joined the Company in 1982.

Della Wall	54

Ms. Wall was elected Group Vice President, Human Resources effective April 9, 2004. Prior to her election, she held various key positions in the Company’s human resources department, manufacturing group and drug store division, most recently serving as Vice President of Human Resources. Ms. Wall joined the Company in 1971.

ITEM 11.	EXECUTIVE COMPENSATION.

          The information required by this Item is set forth in the section entitled Compensation of Executive Officers in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information regarding shares outstanding and available for issuance under the Company’s existing stock option plans.

Plan Category	(a)		(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans excluding securities reflected in column (a)

Equity compensation plans approved by security holders	62,684,409	(1)	$18.6498	21,981,686
Equity compensation plans not approved by security holders	—		$—	—

Total	62,684,409	(1)	$18.6498	21,981,686

(1)

This amount includes 3,377,803 unregistered warrants outstanding and originally issued to The Yucaipa Companies pursuant to a Warrant Agreement dated as of May 23, 1996, between Smith’s Food & Drug Centers, Inc. and The Yucaipa Companies, as Consultant.

          The remainder of the information required by this Item is set forth in the Beneficial Ownership of Common Stock table in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          This information required by this Item is set forth in the section entitled Information Concerning The Board Of Directors – Certain Transactions in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

          The information required by this Item is set forth in the section entitled Selection of Auditors – Disclosure of Auditor Fees in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:

Report of Independent Auditors
Consolidated Balance Sheets as of January 28, 2006 and January 29, 2005
Consolidated Statements of Operations for the years ended January 28, 2006, January 29, 2005 and January 31, 2004
Consolidated Statements of Cash Flows for the years ended January 28, 2006, January 29, 2005 and January 31, 2004
Consolidated Statement of Changes in Shareowners Equity
Notes to Consolidated Financial Statements

(a)2.	Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

(a)3.	Exhibits

3.1

Amended Articles of Incorporation of The Kroger Co. are incorporated by reference to Exhibit 3.1 of The Kroger Co.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998.  The Amended Articles of Incorporation, as amended, are incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 23, 2006.

3.2	The Kroger Co.’s Regulations are incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Registration Statement on Form S-3 (Registration No. 33-57552) filed with the SEC on January 28, 1993.

4.1

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company.  The Company undertakes to file these instruments with the Commission upon request.

10.1*

Material Contracts – Executive Employment Agreement dated as of November 30, 2001, between the Company and David B. Dillon. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for fiscal year ended February 2, 2002.

10.2*

Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-133339.

10.3*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for fiscal year ended January 29, 2005.

10.4*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for fiscal year ended January 29, 2005.

10.5	Form of Amended and Restated Rights Agreement dated as of April 4, 1997. Incorporated by reference to Exhibit 1 of The Kroger Co.’s Form 8-A/A filed with the SEC on April 4, 1997.

10.6	Amendment No. 1 to Amended and Restated Rights Agreement dated as of October 18, 1998. Incorporated by reference to Exhibit 2 of The Kroger Co.’s Form 8-A/A filed with the SEC on October 27, 1998.

10.7*	2006 Long Term Bonus Plan. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on December 14, 2005.

10.8*	2006 Bonus Plan. Incorporated by reference to Item 1.01 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on January 24, 2006.

10.9*	The Kroger Co. 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on May 15, 1997.

10.10*	The Kroger Co. 1999 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on May 20, 1999.

10.11*	The Kroger Co. 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 27, 2002.

10.12*	The Kroger Co. 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 23, 2005.

10.13*	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for fiscal year ended January 29, 2005.

10.14*	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for fiscal year ended January 29, 2005.

10.15

Five Year Credit Agreement dated as of May 20, 2004, incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on May 24, 2004; as amended by Amendment No. 1 to Five Year Credit Agreement dated as of January 25, 2006, incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on January 30, 2006.

10.16

Five Year Credit Agreement dated as of May 22, 2002, incorporated by reference to Exhibit 99.2 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on May 24, 2002; as amended by Amendment No. 1 to Five Year Credit Agreement dated as of January 25, 2006, incorporated by reference to Exhibit 99.2 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on January 30, 2006.

10.17	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Banc of America Securities, LLC, as Dealer dated as of December 3, 2003, as amended on July 23, 2004.

10.18	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Citigroup Global Markets Inc., as Dealer dated as of December 3, 2003, as amended on June 9, 2004.

10.19	Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of The Kroger Co.’s Form 8-K dated December 10, 2004.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Accountants.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: April 7, 2006	By (*David B. Dillon)
David B. Dillon
Chief Executive Officer
(principal executive officer)

Dated: April 7, 2006	By (*J. Michael Schlotman)
J. Michael Schlotman
Chief Financial Officer
(principal financial officer)

Dated: April 7, 2006	By (*M. Elizabeth Van Oflen)
M. Elizabeth Van Oflen
Vice President & Controller
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 7th of April 2006.

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
Bruce M. Gack
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.

3.1

Amended Articles of Incorporation of The Kroger Co. are incorporated by reference to Exhibit 3.1 of The Kroger Co.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1998.  The Amended Articles of Incorporation, as amended, are incorporated by reference to Exhibit 99.1 to the Company’s Current Report on a Form 8-K filed on March 23, 2006.

3.2	The Kroger Co.’s Regulations are incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Registration Statement on Form S-3 (Registration No. 33-57552) filed with the SEC on January 28, 1993.

4.1

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company.  The Company undertakes to file these instruments with the Commission upon request.

10.1*

Material Contracts – Executive Employment Agreement dated as of November 30, 2001, between the Company and David B. Dillon. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for fiscal year ended February 2, 2002.

10.2*

Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-133339.

10.3*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for fiscal year ended January 29, 2005.

10.4*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for fiscal year ended January 29, 2005.

10.5	Form of Amended and Restated Rights Agreement dated as of April 4, 1997. Incorporated by reference to Exhibit 1 of The Kroger Co.’s Form 8-A/A filed with the SEC on April 4, 1997.

10.6	Amendment No. 1 to Amended and Restated Rights Agreement dated as of October 18, 1998. Incorporated by reference to Exhibit 2 of The Kroger Co.’s Form 8-A/A filed with the SEC on October 27, 1998.

10.7*	2006 Long Term Bonus Plan. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on December 14, 2005.

10.8*	2006 Bonus Plan. Incorporated by reference to Item 1.01 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on January 24, 2006.

10.9*	The Kroger Co. 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on May 15, 1997.

10.10*	The Kroger Co. 1999 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on May 20, 1999.

10.11*	The Kroger Co. 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 27, 2002.

10.12*	The Kroger Co. 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 23, 2005.

10.13*	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for fiscal year ended January 29, 2005.

10.14*	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for fiscal year ended January 29, 2005.

10.15

Five Year Credit Agreement dated as of May 20, 2004, incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on May 24, 2004; as amended by Amendment No. 1 to Five Year Credit Agreement dated as of May 20, 2004, incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on January 30, 2006.

10.16

Five Year Credit Agreement dated as of May 22, 2002, incorporated by reference to Exhibit 99.2 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on May 24, 2002; as amended by Amendment No. 1 to Five Year Credit Agreement dated as of May 20, 2004, incorporated by reference to Exhibit 99.2 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on January 30, 2006.

10.17	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Banc of America Securities, LLC, as Dealer dated as of December 3, 2003, as amended on July 23, 2004.

10.18	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Citigroup Global Markets Inc., as Dealer dated as of December 3, 2003, as amended on June 9, 2004.

10.19	Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of The Kroger Co.’s Form 8-K dated December 10, 2004.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Accountants.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications

* Management contract or compensatory plan or arrangement.