Form 10-Q
period 2006-06-27
KROGER CO
filed 2006-06-29
CIK 56873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 20, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____to____

Commission file number 1-303

THE KROGER CO.
(Exact name of registrant as specified in its charter)

Ohio	31-0345740
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 722,514,243 shares of Common Stock ($1 par value) outstanding as of June 23, 2006.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE KROGER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	First Quarter Ended

	May 20, 2006	May 21, 2005
Sales	$19,415	$17,948
Merchandise costs, including advertising, warehousing, and transportation,
excluding items shown separately below	14,659	13,443
Operating, general and administrative	3,528	3,295
Rent	196	203
Depreciation and amoritzation	388	389
Operating profit	644	618
Interest expense	155	159
Earnings before income tax expense	489	459
Income tax expense	183	165
Net earnings	$306	$294
Net earnings per basic common share	$0.42	$0.40
Average number of common shares used in basic calculation	722	727
Net earnings per diluted share	$0.42	$0.40
Average number of common shares used in diluted calculation	729	732

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

		January 28,
	May 20, 2006	2006
ASSETS
Current assets
Cash - In stores	$133	$147
Cash - Temporary cash investments	526	63

Total cash	659	210

Deposits in-transit	523	488
Receivables	696	686
FIFO inventory	4,855	4,886
LIFO credit	(410)	(400)
Prefunded employee benefits	22	300
Prepaid and other current assets	311	296

Total current assets	6,656	6,466

Property, plant and equipment, net	11,402	11,365
Goodwill	2,192	2,192
Other assets	485	459

Total Assets	$20,735	$20,482

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing
obligations	$743	$554

Accounts payable	3,564	3,550
Accrued salaries and wages	635	742
Deferred income taxes	217	217
Other current liabilities	1,950	1,652

Total current liabilities	7,109	6,715

Long-term debt including obligations under capital leases and financing obligations
Face-value long-term debt including obligations under capital leases and financing
obligations	6,431	6,651
Adjustment to reflect fair-value interest rate hedges	12	27

Long-term debt including obligations under capital leases and financing obligations	6,443	6,678

Deferred income taxes	834	843
Other long-term liabilities	1,745	1,856

Total Liabilities	16,131	16,092

Commitments and contingencies

SHAREOWNERS' EQUITY

Preferred stock, $100 par, 5 shares authorized and unissued	-	-
Common stock, $1 par, 1,000 shares authorized; 931 shares issued in 2006 and 927 shares
issued in 2005	931	927
Additional paid-in capital	2,599	2,536
Accumulated other comprehensive loss	(225)	(243)
Accumulated earnings	4,832	4,573
Common stock in treasury, at cost, 211 shares in 2006 and 198 shares in 2005	(3,533)	(3,403)

Total Shareowners' Equity	4,604	4,390

Total Liabilities and Shareowners' Equity	$20,735	$20,482

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Quarter Ended
	May 20,	May 21,
	2006	2005
Cash Flows from Operating Activities
Net earnings	$306	$294
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	388	389
LIFO charge	10	11
Stock option expense	22	3
Pension expense for Company-sponsored plans	49	43
Deferred income taxes	(19)	(20)
Gain on sale of property	(7)	(5)
Other	58	20
Changes in operating assets and liabilities net of effects from acquisitions of businesses
Store deposits in-transit	(35)	(15)
Receivables	(16)	45
Inventories	32	53
Prepaid expenses	224	265
Accounts payable	68	(135)
Accrued expenses	(117)	(59)
Income taxes receivable (payable)	168	181
Contribution to Company-sponsored pension plans	(150)	(89)
Other	3	(8)

Net cash provided by operating activities	984	973

Cash Flows from Investing Activities
Payments for property and equipment	(420)	(401)
Proceeds from sale of assets	53	28
Other	(3)	(4)

Net cash used by investing activities	(370)	(377)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	-	6
Payments on long-term debt	(25)	(32)
Payments on bank revolver	-	(428)
Financing charges incurred	(1)	-
Proceeds from issuance of capital stock	49	22
Treasury stock purchases	(134)	(153)
Decrease in book overdrafts	(54)	(20)

Net cash used by financing activities	(165)	(605)

Net increase (decrease) in cash and temporary cash investments	449	(9)

Cash and temporary cash investments:
Beginning of year	210	144

End of quarter	$659	$135

Reconciliation of capital expenditures
Payments for property and equipment	$(420)	$(401)
Changes in construction-in-progress payables	(30)	-

Total capital expenditures	$(450)	$(401)

Disclosure of cash flow information
Cash paid during the quarter for interest	$179	$190
Cash paid during the quarter for income taxes	$24	$5

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts are in millions except per share amounts.

Certain prior-year amounts have been reclassified to conform to current-year presentation.

1. ACCOUNTING POLICIES

   Basis of Presentation and Principles of Consolidation

     The accompanying financial statements include the consolidated accounts of The Kroger Co. and its subsidiaries. The January 28, 2006 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”). Significant intercompany transactions and balances have been eliminated. References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

     In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the fiscal 2005 Annual Report on Form 10-K of The Kroger Co. filed with the SEC on April 7, 2006.

     The unaudited information included in the Consolidated Financial Statements for the first quarter ended May 20, 2006 and May 21, 2005 include the results of operations of the Company for the 16-week periods then ended.

   Stock-Based Compensation Expense

     Effective January 29, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this method, the Company recognizes compensation expense for all share-based payments granted after January 29, 2006, as well as all share-based payments granted prior to, but not yet vested, as of January 29, 2006, in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and the disclosure provisions of SFAS No. 123. For further information regarding the adoption of SFAS No. 123(R), see Note 2 to the Consolidated Financial Statements.

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

     Owned stores held for disposal are reduced to their estimated net realizable value. Costs to reduce the carrying values of property, equipment and leasehold improvements are accounted for in accordance with the Company’s policy on impairment of long-lived assets. Inventory write-downs, if any, in connection with store closings, are classified in “Merchandise costs.” Costs to transfer inventory and equipment from closed stores are expensed as incurred. The Company recorded asset impairments in the normal course of business totaling $10 in the first quarter of 2006 and $8 in the first quarter of 2005.

     The following table summarizes accrual activity for future lease obligations of stores closed in the normal course of business.

	Future Lease Obligations
	2006	2005
Balance at beginning of year	$65	$65
Additions	—	5
Payments	(2)	(2)
Adjustments	—	(4)

Balance at end of First Quarter	$63	$64

     In addition, the Company maintains a $52 liability for facility closure costs for locations closed in California prior to the Fred Meyer merger and an $8 liability for store closing costs related to two distinct, formalized plans that coordinated the closing of several locations over relatively short periods of time in 2000 and 2001.

2. STOCK OPTION PLANS

     Prior to January 29, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations, in accounting for its stock option plans and provided the required pro-forma disclosures of SFAS No. 123. APB No. 25 provided for recognition of compensation expense for employee stock awards based on the intrinsic value of the award on the grant date.

     The Company grants options for common stock (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the stock at the date of grant. Although equity awards may be made throughout the year, it has been the Company’s practice typically to make a general annual grant in conjunction with the May meeting of its Board of Directors. Stock options generally expire 10 years from the date of grant. Stock options vest in one year to five years from the date of grant or, for certain stock options, the earlier of the Company’s stock reaching certain pre-determined market prices or nine years and six months from the date of grant. Under APB No. 25, the Company did not recognize compensation expense for these stock option grants. At May 20, 2006, approximately 17 shares of common stock were available for future options under these plans.

     In addition to the stock options described above, the Company awards restricted stock to employees under various plans. The restrictions on these awards generally lapse in one year to five years from the date of the awards and expense is recognized over the lapsing cycle. As of May 20, 2006, approximately six shares of common stock were available for future restricted stock awards under the 2005 Long-Term Incentive Plan (the “Plan”). The Company has the ability to convert shares available for issuance under the Plan to shares available for restricted stock awards. Four shares available for other awards can be converted into one share available for restricted stock awards. Under APB No. 25, the Company generally recorded expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the date of award.

     All awards become immediately exercisable upon certain changes of control of the Company.

     Historically, stock option awards were granted to various employees throughout the organization. Restricted stock awards, however, were limited to approximately 150 associates, including members of the Board of Directors and certain members of senior management. Beginning in 2006, the Company began issuing a combination of stock option and restricted stock awards to those employees who previously received only stock option awards, in an effort to further align those employees’ interests with those of the Company’s non-employee shareholders. As a result, the number of stock option awards granted in 2006 decreased and the number of restricted stock awards granted increased.

     Changes in options outstanding under the stock option plans are summarized below.

   Stock Options

	Shares subject	Weighted-average
	to option	exercise price
Outstanding, year-end 2005	59.3	$19.03
Granted	3.1	$19.94
Exercised	(4.3)	$11.21
Canceled or Expired	(0.3)	$20.78

Outstanding, May 20, 2006	57.8	$19.66

     A summary of stock options outstanding and exercisable at May 20, 2006 follows:

		Weighted-
		average
		remaining	Weighted-		Weighted-
	Number	contractual life	average	Options	average
Range of exercise prices	outstanding	(in years)	exercise price	exercisable	exercise price
$ 7.10 - $14.93	11.1	4.40	$14.11	9.5	$13.97
$14.94 - $16.39	6.6	8.86	$16.35	2.4	$16.32
$16.40 - $17.31	11.5	6.02	$16.97	8.1	$16.90
$17.32 - $23.00	15.5	5.24	$21.66	9.8	$22.05
$23.01 - $31.91	13.1	3.79	$26.06	11.1	$26.06

$ 7.10 - $31.91	57.8	5.32	$19.66	40.9	$19.90

     The weighted-average remaining contractual life for options exercisable was approximately 4.6 years.

  Restricted Stock

	Restricted	Weighted-
	shares	average grant-
	outstanding	date fair value
Outstanding, year-end 2005	0.7	$17.85
Granted	2.1	$19.93
Lapsed	(0.1)	$17.86
Canceled or Expired	—	$—

Outstanding, May 20, 2006	2.7	$19.46

   Adoption of SFAS No. 123(R)

     Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective application method. Under this method, the Company recognized compensation expense for the first quarter ended May 20, 2006 for all share-based awards granted prior to, but not yet vested as of January 29, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. For all share-based awards granted on or after January 29, 2006, the Company recognized compensation expense based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

     In accordance with the provisions of the modified-prospective application method, results for prior periods have not been restated. Compensation expense for all share-based awards described above was recognized using the straight-line attribution method applied to the fair value of each option grant, over the requisite service period associated with each award. The requisite service period is typically consistent with the vesting period, except as noted below. Because awards typically vest evenly over the requisite service period, compensation cost recognized through May 20, 2006 is at least equal to the grant-date fair value of the vested portion of all outstanding options. All of the Company’s stock-based incentive plans are considered equity plans under SFAS No. 123(R).

     The weighted-average fair value of stock options granted during the first quarters ended May 20, 2006 and May 21, 2005, was $6.90 and $7.70, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statement of Operations.

     The following table reflects the weighted average assumptions used for grants awarded to option holders:

	2006	2005
Risk-free interest rate	5.07%	4.11%
Expected dividend yield	1.50%	N/A
Expected volatility	27.60%	30.83%
Expected term	7.50 Years	8.70 Years

     The weighted average risk-free interest rate was based on the yield of a treasury note as of the grant date, continuously compounded, which matures at a date that approximates the expected term of the options. During the years presented, prior to 2006, the Company did not pay a dividend, so an expected dividend rate was not included in the determination of fair value for options granted during fiscal year 2005. Using a dividend yield of 1.50% to value options issued in 2005 would have decreased the fair value of each option by approximately $1.60. Expected volatility was determined based upon historical stock volatilities. Implied volatility was also considered. Expected term was determined based upon a combination of historical exercise and cancellation experience as well as estimates of expected future exercise and cancellation experience.

     Total stock compensation recognized in the quarter ended May 20, 2006 was $22, pre-tax. This included $19 related to stock options and $3 related to restricted shares. A total of $1 of the restricted stock expense was attributable to the wider distribution of restricted shares incorporated into the first quarter 2006 grant of share-based awards, and the remaining $2 of restricted stock expense related to previously issued restricted stock. As a result, the incremental compensation expense attributable to the adoption of SFAS No. 123(R) in the first quarter of 2006 was $20, pre-tax, or $13 and $0.02 per basic and diluted share, after tax. Stock compensation expense recognized in the quarter ended May 21, 2005, related entirely to restricted stock grants, was $3. These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statement of Operations for the quarters ended May 20, 2006 and May 21, 2005. The cumulative effect of applying a forfeiture rate to unvested restricted shares at January 29, 2006 was not material. The pro forma earnings effect of stock options in the prior year, in accordance with SFAS No. 123, is described below.

     If compensation cost for the Company’s stock option plans for the first quarter ended May 21, 2005 had been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net earnings and diluted earnings per common share would have been reduced to the pro forma amounts below:

First Quarter
2005
Net earnings, as reported	$294
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	2
Subtract: Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefits	(8)

Pro forma net earnings	$288

Net earnings per basic common share, as reported	$0.40
Pro forma earnings per basic common share	$0.40

Net earnings per diluted common share, as reported	$0.40
Pro forma earnings per diluted common share	$0.39

     The total intrinsic value of options exercised in the first quarter of 2006 was $14. The total amount of cash received from the exercise of options granted under share-based payment arrangements was $48. As of May 20, 2006, there was $134 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. This cost is expected to be recognized over a weighted-average period of approximately 2 years. The total fair value of options that vested during the quarter was $34 for each of the quarters ended May 20, 2006 and May 21, 2005.

     Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares. Proceeds received from the exercise of stock options, and the related tax benefit, are utilized to repurchase shares of the Company’s stock. During the first quarter of 2006, the Company repurchased approximately 0.7 shares of stock in such a manner.

     The Company’s stock option grants generally contain retirement-eligibility provisions allowing employees to retire and retain their awards. For share-based awards granted prior to the adoption of SFAS No. 123(R), compensation expense was calculated over the stated vesting periods, regardless of whether certain employees became retirement-eligible during the respective vesting periods. Upon the adoption of SFAS No. 123(R), the Company will continue this method of recognizing compensation expense for those awards granted prior to the adoption of SFAS No. 123(R). However, for awards granted on or after January 29, 2006, the Company will recognize expense for stock option grants containing retirement-eligibility provisions over the shorter of the vesting period or the period until employees become retirement-eligible. As a result of retirement-eligibility provisions in stock option awards granted in 2006, approximately $6 of compensation cost was recognized prior to the completion of stated vesting periods.

3. DEBT OBLIGATIONS

Long-term debt consists of:

	May 20,	January 28,
	2006	2006
Credit Facility and Commercial Paper borrowings	$—	$—
4.95% to 8.92% Senior Notes and Debentures due through 2031	6,390	6,390
5.00% to 9.95% mortgages due in varying amounts through 2017	174	179
Other	166	178

Total debt, excluding capital leases and financing obligations	6,730	6,747

Less current portion	(716)	(527)

Total long-term debt, excluding capital leases and financing obligations	$6,014	$6,220

     4. COMPREHENSIVE INCOME

     Comprehensive income is as follows:

	First Quarter Ended
	May 20, 2006	May 21, 2005
Net earnings	$306	$294
Unrealized gain on hedging activities, net of tax(1)	18	1
Comprehensive income	$324	$295

(1)	Amount is net of tax of $11 for the first quarter of 2006 and $1 for the first quarter of 2005.

     During 2006 and 2005, other comprehensive income consisted of reclassifications of previously deferred losses on cash flow hedges into net earnings as well as market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet dates.

5. BENEFIT PLANS

     The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first quarter of 2006 and 2005.

	First Quarter
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$41	$38	$4	$3
Interest cost	41	37	6	6
Expected return on plan assets	(47)	(39)	—	—
Amortization of:
Prior service cost	2	2	(2)	(2)
Actuarial (gain) loss	12	8	—	—

Net periodic benefit cost	$49	$46	$8	$7

     The Company contributed $150 to Company-sponsored pension plans in the first quarter of 2006.

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

6. INCOME TAXES

     The effective income tax rate was 37.4% for the first quarter of 2006 and 35.9% for the first quarter of 2005. The 2006 effective income tax rated differed from the federal statutory rate due to the effect of state taxes. The 2005 effective income tax rate differed from the federal statutory rate due to the effect of state taxes and a reduction in previously recorded tax contingency allowances.

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

     The following table provides a reconciliation of net earnings and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share:

	First Quarter Ended			First Quarter Ended
	May 20, 2006			May 21, 2005
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings per basic common share	$306	722	$0.42	$294	727	$0.40
Dilutive effect of stock options,
restricted stock and warrants		7			5

Earnings per diluted common share	$306	729	$0.42	$294	732	$0.40

     The Company had options outstanding for approximately 33 shares and 39 shares during the first quarter of 2006 and 2005, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43 Chapter 4, which clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs and spoilage. SFAS No. 151 became effective for the Company’s fiscal year beginning January 29, 2006. The adoption of SFAS No. 151 did not have a material effect on the Company’s Consolidated Financial Statements.

     In February 2006, the FASB issued Staff Position (“FSP”) No. 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP No. 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. FSP No. 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. The Company adopted the provisions of FSP No. 123(R)-4 during the first quarter of 2006. The adoption did not have a material effect on the Company’s Consolidated Financial Statements.

9. GUARANTOR SUBSIDIARIES

     The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At May 20, 2006, a total of approximately $6.3 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

     The following tables present summarized financial information as of January 28, 2006 and for the first quarter ended May 20, 2006 and May 21, 2005:

Condensed Consolidating
Balance Sheets
As of May 20, 2006

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$495	$164	$—	$659
Deposits in-transit	63	460	—	523
Accounts receivable	166	1,458	(928)	696
Inventory, net	448	3,995	—	4,443
Prepaid and other current assets	110	225	—	335

Total current assets	1,282	6,302	(928)	6,656

Property, plant and equipment, net	1,321	10,081	—	11,402
Goodwill	56	2,136	—	2,192
Other assets and investments	590	1,053	(1,158)	485
Investment in and advances to subsidiaries	11,659	—	(11,659)	—

Total assets	$14,908	$19,572	$(13,745)	$20,735

Current liabilities
Current portion of long-term debt including obligations under capital
leases and financing obligations	$743	$—	$—	$743
Accounts payable	1,424	4,226	(2,086)	3,564
Other current liabilities	78	2,724	—	2,802

Total current liabilities	2,245	6,950	(2,086)	7,109

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases
and financing obligations	6,431	—	—	6,431
Adjustment to reflect fair value interest rate hedges	12	—	—	12

Long-term debt including obligations under capital leases and
financing obligations	6,443	—	—	6,443
Other long-term liabilities	1,616	963	—	2,579

Total liabilities	10,304	7,913	(2,086)	16,131

Shareowners’ Equity	4,604	11,659	(11,659)	4,604

Total liabilities and shareowners’ equity	$14,908	$19,572	$(13,745)	$ 20,735

Condensed Consolidating
Balance Sheets
As of January 28, 2006

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$39	$171	—	$210
Deposits in-transit	46	442	—	488
Accounts receivable	1,088	526	(928)	686
Inventory, net	460	4,026	—	4,486
Prepaid and other current assets	355	241	—	596

Total current assets	1,988	5,406	(928)	6,466

Property, plant and equipment, net	1,255	10,110	—	11,365
Goodwill	56	2,136	—	2,192
Other assets and investments	591	968	(1,100)	459
Investment in and advances to subsidiaries	10,808	—	(10,808)	—
Total assets	$14,698	$18,620	$(12,836)	$20,482

Current liabilities
Current portion of long-term debt including obligations under capital
leases and financing obligations	$554	$—	$—	$554
Accounts payable	1,363	4,215	(2,028)	3,550
Other current liabilities	(151)	2,762	—	2,611

Total current liabilities	1,766	6,977	(2,028)	6,715

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases
and financing obligations	6,651	—	—	6,651
Adjustment to reflect fair value interest rate hedges	27	—	—	27

Long-term debt including obligations under capital leases and
financing obligations	6,678	—	—	6,678
Other long-term liabilities	1,864	835	—	2,699

Total liabilities	10,308	7,812	(2,028)	16,092
Shareowners’ Equity	4,390	10,808	(10,808)	4,390

Total liabilities and shareowners’ equity	$14,698	$18,620	$(12,836)	$20,482

Condensed Consolidating
Statements of Operations
For the Quarter Ended May 20, 2006

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$2,800	$16,911	$(296)	$19,415
Merchandise costs, including warehousing and transportation	2,252	12,703	(296)	14,659
Operating, general and administrative	521	3,007	—	3,528
Rent	48	148	—	196
Depreciation and amortization	47	341	—	388

Operating profit (loss)	(68)	712	—	644
Interest expense	153	2	—	155
Equity in earnings of subsidiaries	502	—	(502)	—

Earnings (loss) before income tax expense	281	710	(502)	489
Income tax expense	(25)	208	—	183

Net earnings	$306	$502	$(502)	$306

Condensed Consolidating
Statements of Operations
For the Quarter Ended May 21, 2005

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$2,530	$15,705	$(287)	$17,948
Merchandise costs, including warehousing and transportation	2,116	11,612	(285)	13,443
Operating, general and administrative	475	2,820	—	3,295
Rent	56	149	(2)	203
Depreciation and amortization	25	364	—	389

Operating profit (loss)	(142)	760	—	618
Interest expense	150	9	—	159
Equity in earnings of subsidiaries	489	—	(489)	—

Earnings (loss) before income tax expense	197	751	(489)	459
Income tax expense (benefit)	(97)	262	—	165

Net earnings	$294	$489	$(489)	$294

Condensed Consolidating
Statements of Cash Flows
For the Quarter Ended May 20, 2006

	The Kroger	Guarantor
	Co.	Subsidiaries	Consolidated
Net cash provided by operating activities	$1,424	$(440)	$984
Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(28)	(392)	(420)
Other	21	29	50

Net cash used by investing activities	(7)	(363)	(370)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—
Reductions in long-term debt	(25)	—	(25)
Proceeds from issuance of capital stock	49	—	49
Treasury stock purchases	(134)	—	(134)
Other	—	(55)	(55)
Net change in advances to subsidiaries	(851)	851	—

Net cash used by financing activities	(961)	796	(165)

Net increase (decrease) in cash	456	(7)	449
Cash:
Beginning of year	39	171	210

End of quarter	$495	$164	$659

Condensed Consolidating
Statements of Cash Flows
For the Quarter Ended May 21, 2005

	The Kroger	Guarantor
	Co.	Subsidiaries	Consolidated
Net cash provided by operating activities	$(820)	$1,793	$973
Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(33)	(368)	(401)
Other	9	15	24

Net cash used by investing activities	(24)	(353)	(377)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	6	—	6
Reductions in long-term debt	(459)	(1)	(460)
Proceeds from issuance of capital stock	22	—	22
Treasury stock purchases	(153)	—	(153)
Other	(2)	(18)	(20)
Net change in advances to subsidiaries	1,424	(1,424)	—

Net cash used by financing activities	838	(1,443)	(605)

Net decrease in cash	(6)	(3)	(9)
Cash:
Beginning of year	32	112	144

End of quarter	$26	$109	$135

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

     Litigation — In December, 2005, the United States Attorney’s Office for the Central District of California notified the Company that a federal grand jury had returned an indictment against Ralphs Grocery Company (“Ralphs”), a wholly-owned subsidiary of The Kroger Co., with regard to Ralphs’ hiring practices during the labor dispute from October 2003 through February 2004 (United States of America v. Ralphs Grocery Company, United States District Court for the Central District of California, CR No. 05-1210 PA). The indictment alleges a criminal conspiracy and other criminal activity resulting in some locked-out employees being allowed or encouraged to work under false identities or false Social Security numbers, despite Company policy forbidding such conduct. Trial has been set for August 15, 2006. In addition, these alleged hiring practices are the subject of claims that Ralphs’ conduct of the lockout was unlawful, and that Ralphs is liable under the National Labor Relations Act (“NLRA”). The Los Angeles Regional Office of the National Labor Relations Board (“NLRB”) has notified the charging parties that all charges alleging that Ralphs’ lockout violated the NLRA have been dismissed. That decision is being appealed by the charging parties to the General Counsel of the NLRB.

     During the first quarter of 2006, the Company increased its reserves associated with legal proceedings arising from these matters. The current quarter charge reduced earnings by $0.03 per diluted share and increased the amount of reserves established for this contingency. Ralphs expects to enter into an agreement that will include a plea of guilty to some of the charges in the indictment and will, if approved by the Court, resolve both the criminal litigation with Ralphs and the NLRB proceedings. The Company can provide no assurance that such an agreement will be entered into, or that if it is entered into, it will be approved by the Court. The amount reserved by the Company represents its best estimate of its exposure in connection with these legal proceedings.

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

     Guarantees – The Company periodically enters into real estate joint ventures in connection with the development of certain properties. The Company usually sells its interest in such partnerships upon completion of the projects. As of May 20, 2006, the Company was a partner with 50% ownership in two real estate joint ventures for which it has guaranteed approximately $7 of debt incurred by the ventures. Based on the covenants underlying this indebtedness as of May 20, 2006, it is unlikely that the Company will be responsible for repayment of these obligations.

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

     The determination of the obligation and expense for the Company’s pension and other post-retirement benefits is dependent on the Company’s selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in the Company’s fiscal 2005 Annual Report on Form 10-K and include, among others, the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

     The Company contributed $150 to its Company-sponsored pension plans in the first quarter of 2006. The Company expects these contributions will reduce its minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.

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

11. FAIR VALUE INTEREST RATE HEDGES

     In 2003, the Company reconfigured a portion of its interest derivative portfolio by terminating six interest rate swap agreements that were accounted for as fair value hedges. Approximately $114 of proceeds received as a result of these terminations were recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt. As of May 20, 2006, the unamortized balances totaled approximately $58.

     At the end of the first quarter of 2006, the Company maintained ten interest rate swap agreements that are being accounted for as fair value hedges. As of May 20, 2006, liabilities totaling $46 have been recorded to reflect the fair value of these agreements, offset by reductions in the fair value of the underlying debt. In addition, the Company maintained three forward-starting interest rate swap agreements, with an aggregate notional amount totaling $750. As of May 20, 2006, assets totaling $29 million have been recorded to reflect the fair value of these agreements, offset by increases in Other Comprehensive Income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

     First quarter total sales increased 8.2% to $19.4 billion. This growth continues to be broad-based across all divisions and store departments. Growth was particularly strong in Grocery, Produce, Natural Foods, and Fuel. Identical supermarket sales (as defined below) increased 7.2% with fuel and 5.6% without fuel. Once again, by either measure, this represents Kroger’s highest identical supermarket sales since the merger with Fred Meyer in 1999. It is also the eleventh consecutive quarter of positive identical supermarket sales, excluding fuel.

     Kroger’s strategic plan requires balance among several elements and a consistent approach to managing our business. In the quarter, we balanced investments in gross margin and improved customer service with operating cost reductions to provide a better shopping experience for our customers. We continue to believe this strategy is the appropriate path to build sustainable earnings growth and long-term value for our shareholders.

     Net earnings were $306.4 million or $0.42 per diluted share. These results included two items that affected our first-quarter earnings by $0.05 per diluted share. Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS 123(R) for recognizing stock option expense. This reduced earnings by $0.02 per diluted share. Also, based on developments during the quarter, we increased our reserve associated with the legal proceedings arising from hiring practices at its Ralphs subsidiary during the 2003-2004 labor dispute. The current quarter charge reduced earnings by $0.03 per diluted share and increased the amount of reserves established for this contingency. The reserves represent our best estimate of our exposure in connection with these legal proceedings.

     On the strength of Kroger’s first quarter financial performance, we are raising our sales guidance. Kroger now expects identical supermarket sales growth, excluding fuel sales, to exceed 4% for the balance of the year or approximately 4.5% for the full year. Additionally, our guidance for earning per share growth in 2006 remains at 6-8%, including the legal reserve charge recognized in the first quarter.

RESULTS OF OPERATIONS

   Net Earnings

     Net earnings totaled $306 million for the first quarter of 2006, an increase of 4.1% from net earnings of $294 million for the first quarter of 2005. The increase in our net earnings was the result of improvement in southern California and the leveraging of fixed costs by strong identical sales growth, offset by stock option expensing and charges recorded to increase legal reserves described above.

     Earnings of $0.42 per diluted share for the first quarter of 2006 represented an increase of 5.0% over net earnings of $0.40 per diluted share for the first quarter of 2005. Earnings per share growth resulted from increased net earnings and the repurchase of Company stock. Over the past four quarters, we have repurchased 12 million shares of the Company’s stock for a total investment of $233 million.

   Sales

Total Sales
(in millions)

	First Quarter
		Percentage		Percentage
	2006	Increase	2005	Increase
Total supermarket sales without fuel	$16,973.2	5.9%	$16,027.0	3.9%
Total supermarket fuel sales	$1,294.5	39.8%	925.7	47.3%

Total supermarket sales	$18,267.7	7.8%	$16,952.7	5.6%
Other sales(1)	1,147.5	15.3%	995.0	17.8%

Total sales	$19,415.2	8.2%	$17,947.7	6.2%

(1)	Other sales primarily relate to sales at convenience and jewelry stores and sales by our manufacturing plants to outside firms.

     The change in our total sales was primarily the result of identical store sales increases and increased fuel gallons, as well as inflation in fuel and other commodities. Identical store sales growth for the first quarter of 2006 was 7.2% including supermarket fuel operations and 5.6% excluding supermarket fuel operations. Increased customer count and average transaction size in the first quarter of 2006 were both responsible for our increases in identical supermarket sales, excluding fuel.

     We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage. Our identical supermarket sales results are summarized in the table below. The identical supermarket dollar figures presented were used to calculate first quarter 2006 percent changes.

Identical Supermarket Sales
(in millions)

	First Quarter
	2006	2005
Including fuel centers	$17,462.2	$16,293.0
Excluding fuel centers	$16,248.4	$15,387.8

Including fuel centers	7.2%	3.8%
Excluding fuel centers	5.6%	2.4%

     We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations. Our comparable supermarket sales results are summarized in the table below. The comparable supermarket dollar figures presented were used to calculate the first quarter 2006 percent changes.

Comparable Supermarket Sales
(in millions)

	First Quarter
	2006	2005
Including fuel centers	$17,859.5	$16,617.9
Excluding fuel centers	$16,605.8	$15,698.4

Including fuel centers	7.5%	4.4%
Excluding fuel centers	5.8%	2.8%

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

     Our FIFO gross margin rate declined 61 basis points to 24.55% for the first quarter of 2006 from 25.16% for the first quarter of 2005. Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased nine basis points for the first quarter of 2006 compared to the first quarter of 2005. The growth in our retail fuel sales lowers our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales. Improvements in shrink, advertising and warehousing costs helped offset higher energy costs and our investments in targeted retail price reductions for our customers. We estimate higher energy costs decreased our first quarter FIFO gross margin rate three basis points.

   Operating, General and Administrative Expenses

     Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs. Among other items, rent expense, depreciation and amortization expense, and interest expense are not included in OG&A. OG&A expenses, as a percent of sales, decreased 19 basis points to 18.17% for the first quarter of 2006 from 18.36% for the first quarter of 2005. The effect of retail fuel operations accounted for a 40 basis point reduction in our OG&A rate. The growth in our retail fuel sales lowers our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales. The higher rate on non-fuel sales was primarily the result of stock option expensing and increased legal reserves for the Ralphs hiring matter. Excluding the effect of retail fuel operations, the increase in legal reserves and stock option expense, OG&A declined 16 basis points. Leverage from strong identical sales, along with good cost controls in areas such as energy usage and labor productivity helped us overcome some of the significant increases in fuel and energy-related costs that many companies are facing.

   Rent Expense

     Rent expense was $196 million, or 1.01% of sales, for the first quarter of 2006, compared to $203 million, or 1.13% of sales, for the first quarter of 2005. The decrease in rent expense was the result of lower closed-store future rent liabilities booked in the first quarter of 2006 compared to the first quarter of 2005,

   Depreciation Expense

     Depreciation expense was $388 million, or 2.00% of total sales, for the first quarter of 2006 compared to $389 million, or 2.17% of total sales, for the first quarter of 2005. The decrease in depreciation expense, in total dollars, was the result of lower capital expenditures in the previous fiscal year. The decrease in depreciation expense, as a percent of sales, was the result of leverage obtained from strong identical sales growth and improved efficiency in capital investment.

   Interest Expense

     Net interest expense was $155 million, or 0.80% of total sales, and $159 million, or 0.89% of total sales, in the first quarter of 2006 and 2005, respectively. The reduction in net interest expense for 2006, when compared to 2005, resulted from a $318 million reduction in total debt and an increase in temporary cash investments totaling $463 million at May 20, 2006.

   Income Taxes

     Our effective income tax rate was 37.4% for the first quarter of 2006 and 35.9% for the first quarter of 2005. The 2006 effective income tax rated differed from the federal statutory rate due to the effect of state taxes. The 2005 effective income tax rate differed from the federal statutory rate due to the effect of state taxes and a reduction in previously recorded tax contingency allowances.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flow Information

Net cash provided by operating activities

     We generated $984 million of cash from operating activities during the first quarter 2006, compared to $973 million in 2005. The increase in cash payments to our Company-sponsored pension plan and higher accounts receivable balances were offset by higher net earnings and non-cash charges to record stock option expense and increase legal reserves, as well as increased accounts payable balances. We contributed $150 million to Company-sponsored pension plans during the first quarter of 2006 compared to $89 million during the first quarter of 2005.

Net cash used by investing activities

     Investing activities used $370 million of cash during the first quarter of 2006 compared to $377 million during the first quarter of 2005. The amount of cash used by investing activities decreased in 2006 versus 2005 due to higher cash proceeds from asset sales, partially offset by an increase in capital spending.

Net cash used by financing activities

     Financing activities used $165 million of cash in the first quarter of 2006 compared to $605 million in the first quarter of 2005. The decrease in the amount of cash used by financing activities was the result of decreased debt reduction and lower treasury stock purchases, partially offset by an increase in the amount of cash proceeds from the issuance of capital stock.

   Debt Management

     As of May 20, 2006, we maintained a $1.8 billion, five-year revolving credit facility that terminates in 2010 and a $700 million five-year credit facility that terminates in 2007. Outstanding borrowings under the credit agreements and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreements. In addition to the credit agreements, we maintain a $50 million money market line, borrowings under which also reduce the amount of funds available under our credit agreements. The money market line borrowings allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreements. As of May 20, 2006, we had no outstanding commercial paper borrowings under our credit agreement. We had no borrowings under the money market line as of May 20, 2006. The outstanding letters of credit that reduced the funds available under our credit agreements totaled $340 million as of May 20, 2006.

     Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. As of May 20, 2006, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

     Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $318 million to $7.2 billion as of the end of the first quarter of 2006, from $7.5 billion as of the end of the first quarter of 2005. Total debt decreased $46 million as of the end of the first quarter of 2006 from $7.2 billion as of year-end 2005. The decreases in 2006 resulted from the use of cash flow from operations to reduce outstanding debt and lower mark-to-market adjustments. We expect to fund current year debt maturities with cash on-hand.

   Common Stock Repurchase Program

     During the first quarter of 2006, we invested $134 million to repurchase 6.7 million shares of Kroger stock at an average price of $19.90 per share. These shares were reacquired under three separate stock repurchase programs. The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors on September 16, 2004. The second is a $500 million repurchase program, authorized by Kroger’s Board of Directors on May 4, 2006, which replaced the prior $500 million authorization. The third is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. During the first quarter of 2006, we purchased approximately 6.0 million shares, totaling $120 million, under our $500 million stock repurchase programs and we purchased an additional 0.7 million shares, totaling $14 million, under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises. As of May 20, 2006, we had approximately $487 million remaining under the May 2006 repurchase program.

CAPITAL EXPENDITURES

     Capital expenditures totaled $450 million for the first quarter of 2006 compared to $401 million for the first quarter of 2005. During the first quarter of 2006, we opened, acquired, expanded or relocated 16 food stores and also completed 39 within-the-wall remodels. In total, we operated 2,483 supermarkets and multi-department stores at the end of the first quarter of 2006 versus 2,524 at the end of the first quarter of 2005. Total food store square footage decreased 0.2% over the first quarter of 2005. Excluding acquisitions and operational closings, total food store square footage increased 1.6% over the first quarter of 2005.

CRITICAL ACCOUNTING POLICIES

     We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Except as noted below, our critical accounting policies are summarized in our 2005 Annual Report on Form 10-K filed with the SEC on April 7, 2006.

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

   Stock-Based Compensation Expense

     Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method, and therefore have not restated results for prior periods. Under this method, we recognize compensation expense for all share-based payments granted after January 29, 2006, as well as all share-based payments granted prior to, but not yet vested, as of January 29, 2006, in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments under Accounting Principles Board Opinion no. 25 “Accounting for Stock Issued to Employees” and the disclosure provisions of SFAS No. 123. Compensation expense for all share-based awards described above was recognized using the straight-line attribution method applied to the fair value of each option grant, over the requisite service period associated with each award. The requisite service period is typically consistent with the vesting period, except as noted below. Because awards typically vest evenly over the requisite service period, compensation cost recognized through May 20, 2006 is at least equal to the grant-date fair value of the vested portion of all outstanding options.

     The weighted-average fair value of stock options granted during the first quarters ended May 20, 2006 and May 21, 2005, was $6.90 and $7.70, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of our stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

     The following table reflects the weighted average assumptions used for grants awarded to option holders:

	2006	2005
Risk-free interest rate	5.07%	4.11%
Expected dividend yield	1.50%	N/A
Expected volatility	27.60%	30.83%
Expected term	7.50 Years	8.70 Years

     The weighted average risk-free interest rate was based on the yield of a treasury note as of the grant date, continuously compounded, which matures at a date that approximates the expected term of the options. During the year presented, prior to 2006, we did not pay a dividend, so an expected dividend rate was not included in the determination of fair value for options granted during fiscal year 2005. Using a dividend yield of 1.50% to value options issued in 2005 would have decreased the fair value of each option by approximately $1.60. Expected volatility was determined based upon historical stock volatilities. Implied volatility was also considered. Expected term was determined based upon a combination of historical exercise and cancellation experience as well as estimates of expected future exercise and cancellation experience.

     Total stock compensation recognized in the quarter ended May 20, 2006 was $22 million, pre-tax. This included $19 million related to stock options and $3 million related to restricted shares. A total of $1 million of the restricted stock expense was attributable to the wider distribution of restricted shares in the first quarter 2006 grant of share-based awards, and the remaining $2 million of restricted stock expense related to previously issued restricted stock. As a result, the incremental compensation expense attributable to the adoption of SFAS No. 123(R) in the first quarter of 2006 was $20 million, pre-tax, or $13 million and $0.02 per basic and diluted share, after tax. Stock compensation expense recognized in the quarter ended May 21, 2005, related entirely to restricted stock grants, was $3 million. These costs were recognized as operating, general and administrative costs in our Consolidated Statements of Operations for the quarters ended May 20, 2006 and May 21, 2005. The cumulative effect of applying a forfeiture rate to unvested restricted shares at January 29, 2006 was not material. The pro forma earnings effect of stock options in the prior year, in accordance with SFAS No. 123, is described below.

     If compensation cost for our stock option plans for the first quarter ended May 21, 2005 had been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, our net earnings and diluted earnings per common share would have been reduced to the pro forma amounts below:

First Quarter
(In millions, except per share amounts)	2005
Net earnings, as reported	$294
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	2
Subtract: Total stock-based compensation expense determined under fair value method for all
awards, net of income tax benefits	(8)

Pro forma net earnings	$288

Net earnings per basic common share, as reported	$0.40
Pro forma earnings per basic common share	$0.40

Net earnings per diluted common share, as reported	$0.40
Pro forma earnings per diluted common share	$0.39

     As of May 20, 2006, there was $134 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our stock option plans. This cost is expected to be recognized over a weighted-average period of approximately 2 years. The total fair value of options that vested during the quarter was $34 million in each of the quarters ended May 20, 2006 and May 21, 2005.

     Our stock option grants generally contain retirement-eligibility provisions allowing employees to retire and retain their awards. For share-based awards granted prior to the adoption of SFAS No. 123(R), compensation expense was calculated over the stated vesting periods, regardless of whether certain employees became retirement-eligible during the respective vesting periods. Upon the adoption of SFAS No. 123(R), we continued this method of recognizing compensation expense for those awards granted prior to the adoption of SFAS No. 123(R). However, for awards granted on or after January 29, 2006, we will recognize expense for stock option grants containing retirement-eligibility provisions over the shorter of the vesting period or the period until employees become retirement-eligible. As a result of retirement-eligibility provisions in stock option awards granted in 2006, approximately $6 million of compensation cost was recognized prior to the completion of stated vesting periods.

     Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares. We expect to fund these exercises with treasury shares.

   Self-Insurance Costs

     We are self-insured for property-related losses. We have purchased stop-loss coverage to limit our exposure to losses in excess of $25 million on a per claim basis, except in the case of an earthquake, which is at a stop-loss of $50 million per claim.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43 Chapter 4, which clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs and spoilage. SFAS No. 151 became effective for our fiscal year beginning January 29, 2006. The adoption of SFAS No. 151 did not have a material effect on our Consolidated Financial Statements.

     In February 2006, the FASB issued Staff Position (“FSP”) No. 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP No. 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. FSP No. 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. We adopted the provisions of FSP No. 123(R)-4 during the first quarter of 2006. The adoption did not have a material effect on our Consolidated Financial Statements.

OUTLOOK

     This discussion and analysis contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected change in net earnings; identical sales growth; expected pension plan contributions; our ability to generate operating cash flow; projected capital expenditures; square footage growth; opportunities to reduce costs; cash flow requirements; and our operating plan for the future; and are indicated by words such as “comfortable,” “committed,” “will,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” “plan,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

  We expect earnings per share growth of approximately 6%-8% in 2006, including the effect of the increased legal reserves recorded in the first quarter. This estimate includes the effect of a 53rd week in fiscal 2006, which we anticipate will be approximately $0.05 per diluted share. We expect the expensing of stock options will reduce net earnings $0.06 per diluted share in 2006.

  We expect identical food store sales growth, excluding fuel sales, to exceed 4.0% for the balance of the year and to exceed 4.5% for all of 2006.

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

  We expect our effective tax rate for 2006 will be approximately 37.5%.

  We expect to fund current year debt maturities with cash on-hand.

  We will continue to evaluate under-performing stores. We anticipate operational closings will continue at an above-historical rate.

  We expect rent expense, as a percent of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate and leverage gained through sales increases.

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

  We expect our contributions to multi-employer pension plans to increase at 5% per year over the $196 million we contributed during fiscal 2005.
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

  We have estimated our exposure to the claims and litigation arising in the normal course of business, as well as in material litigation facing the Company, and believe we have made adequate provisions for them where it is reasonably possible to estimate and where we believe an adverse outcome is probable. Unexpected outcomes in these matters, including the ultimate resolution of the legal proceedings arising from the hiring practices at our Ralphs subsidiary during the labor dispute, could have an adverse effect on our results.

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

     Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in forward-looking statements. Accordingly, actual events and results may vary significantly from those included in, contemplated or implied by forward-looking statements made by us or our representatives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the SEC on April 7, 2006.

Item 4. Controls and Procedures.

     The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 20, 2006. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

     In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended May 20, 2006, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Litigation — In December, 2005, the United States Attorney’s Office for the Central District of California notified the Company that a federal grand jury had returned an indictment against Ralphs Grocery Company (“Ralphs”), a wholly-owned subsidiary of The Kroger Co., with regard to Ralphs’ hiring practices during the labor dispute from October 2003 through February 2004 (United States of America v. Ralphs Grocery Company, United States District Court for the Central District of California, CR No. 05-1210 PA). The indictment alleges a criminal conspiracy and other criminal activity resulting in some locked-out employees being allowed or encouraged to work under false identities or false Social Security numbers, despite Company policy forbidding such conduct. Trial has been set for August 15, 2006. In addition, these alleged hiring practices are the subject of claims that Ralphs’ conduct of the lockout was unlawful, and that Ralphs is liable under the National Labor Relations Act (“NLRA”). The Los Angeles Regional Office of the National Labor Relations Board (“NLRB”) has notified the charging parties that all charges alleging that Ralphs’ lockout violated the NLRA have been dismissed. That decision is being appealed by the charging parties to the General Counsel of the NLRB.

     During the first quarter of 2006, the Company increased its reserves associated with legal proceedings arising from these matters. The current quarter charge reduced earnings by $0.03 per diluted share and increased the amount of reserves established for this contingency. Ralphs expects to enter into an agreement that will include a plea of guilty to some of the charges in the indictment and will, if approved by the Court, resolve both the criminal litigation with Ralphs and the NLRB proceedings. The Company can provide no assurance that such an agreement will be entered into, or that if it is entered into, it will be approved by the court. The amount reserved by the Company represents its best estimate of its exposure in connection with these legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On March 20, 2006, the Company issued 14,985 shares of common stock to Linda McLaughlin Figel and on April 7, 2006, the Company issued 245,163 shares of common stock to the Resnik Family Trust of 1996. These shares were issued upon conversion of warrants that were issued in a private placement transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The conversion of the warrants into common stock was an exempt exchange under Section 3(a)(9) of the Securities Act. The shares issued to Ms. Figel were issued pursuant to a “cashless” exercise of warrants and the Company received no proceeds. The shares issued to the trust were issued pursuant to an exercise in exchange for cash. The proceeds of $2.9 million were used for general corporate purposes.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of	Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the Plans
	of Shares	Price Paid	Plans or	or Programs (3)
Period (1)	Purchased	Per Share	Programs (2)	(in millions)
First four weeks
January 29, 2006 to February 25, 2006	1,625,000	$19.00	1,625,000	$83
Second four weeks
February 26, 2006 to March 25, 2006	1,670,000	$20.41	1,125,000	$61
Third four weeks
March 26, 2006 to April 22, 2006	1,615,000	$20.20	1,500,000	$30
Fourth four weeks
April 23, 2006 to May 20, 2006	1,800,000	$19.99	1,800,000	$487
Total	6,710,000	$19.90	6,050,000	$487

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of 2006 contained four 28-day periods.
(2)	Shares were repurchased under (i) a $500 million stock repurchase program, authorized by the Board of Directors on September 16, 2004, (ii) a $500 million stock repurchase program, authorized by the Board of Directors on May 4, 2006, replacing the program identified in clause (i), and (iii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option plans which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.
(3)	Amounts shown in this column reflect amounts remaining under the $500 million stock repurchase program referenced in clause (ii) of Note 2 above. Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

Item 6. Exhibits.

EXHIBIT 3.1	-	Amended Articles of Incorporation as filed with the Ohio Secretary of State on June 22, 2006.

EXHIBIT 3.2	-	Regulations amended as of June 22, 2006.

EXHIBIT 4.1	-	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

EXHIBIT 31.1	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated:	June 29, 2006	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated:	June 29, 2006	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -	Amended Articles of Incorporation as filed with the Ohio Secretary of State on June 22, 2006.

Exhibit 3.2 -	Regulations amended as of June 22, 2006.

Exhibit 4.1 -	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

Exhibit 32.1 -	Section 1350 Certifications.

Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.