Form 10-Q
period 2006-08-12
KROGER CO
filed 2006-09-21
CIK 56873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 12, 2006
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

There were 717,425,047 shares of Common Stock ($1 par value) outstanding as of September 15, 2006.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE KROGER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 12,	August 13,	August 12,	August 13,
	2006	2005	2006	2005
Sales	$15,138	$13,865	$34,554	$31,813
Merchandise costs, including advertising, warehousing, and transportation,
excluding items shown separately below	11,598	10,464	26,256	23,907
Operating, general and administrative	2,649	2,528	6,178	5,824
Rent	153	145	349	348
Depreciation and amortization	290	294	678	682
Operating profit	448	434	1,093	1,052
Interest expense	110	121	265	280
Earnings before income tax expense	338	313	828	772
Income tax expense	129	117	313	282
Net earnings	$209	$196	$515	$490

Net earnings per basic common share	$0.29	$0.27	$0.72	$0.68
Average number of common shares used in basic calculation	719	722	721	725

Net earnings per diluted share	$0.29	$0.27	$0.71	$0.67
Average number of common shares used in diluted calculation	725	730	727	731

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	August 12,	January 28,
	2006	2006
ASSETS
Current assets
Cash - In stores	$137	$147
Cash - Temporary cash investments	666	63
Total cash	803	210

Deposits in-transit	542	488
Receivables	709	686
FIFO inventory	4,851	4,886
LIFO credit	(423)	(400)
Prefunded employee benefits	-	300
Prepaid and other current assets	301	296
Total current assets	6,783	6,466

Property, plant and equipment, net	11,431	11,365
Goodwill	2,192	2,192
Other assets	499	459

Total Assets	$20,905	$20,482

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing
obligations	$814	$554
Accounts payable	3,629	3,550
Accrued salaries and wages	686	742
Deferred income taxes	217	217
Other current liabilities	2,195	1,652
Total current liabilities	7,541	6,715

Long-term debt including obligations under capital leases and financing obligations
Face-value long-term debt including obligations under capital leases and financing obligations	6,131	6,651
Adjustment to reflect fair-value interest rate hedges	14	27
Long-term debt including obligations under capital leases and financing obligations	6,145	6,678

Deferred income taxes	809	843
Other long-term liabilities	1,755	1,856

Total Liabilities	16,250	16,092

Commitments and contingencies

SHAREOWNERS' EQUITY

Preferred stock, $100 par, 5 shares authorized and unissued	-	-
Common stock, $1 par, 1,000 shares authorized; 933 shares issued in 2006 and 927 shares issued in
2005	933	927
Additional paid-in capital	2,628	2,536
Accumulated other comprehensive loss	(228)	(243)
Accumulated earnings	4,994	4,573
Common stock in treasury, at cost, 217 shares in 2006 and 204 shares in 2005	(3,672)	(3,403)

Total Shareowners' Equity	4,655	4,390

Total Liabilities and Shareowners' Equity	$20,905	$20,482

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Two Quarters Ended
	August 12, 2006	August 13, 2005
Cash Flows from Operating Activities
Net earnings	$515	$490
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	678	682
LIFO charge	23	19
Stock option expense	39	-
Pension expense for Company-sponsored plans	78	69
Deferred income taxes	(64)	(28)
Other	54	30
Changes in operating assets and liabilities net of effects from acquisitions of businesses
Store deposits in-transit	(53)	(3)
Receivables	(29)	20
Inventories	35	88
Prepaid expenses	257	300
Accounts payable	117	(135)
Accrued expenses	48	59
Income taxes receivable (payable)	290	303
Contribution to Company-sponsored pension plans	(150)	(107)
Other	8	5

Net cash provided by operating activities	1,846	1,792

Cash Flows from Investing Activities
Payments for property and equipment	(763)	(672)
Proceeds from sale of assets	75	42
Other	(14)	(16)

Net cash used by investing activities	(702)	(646)

Cash Flows from Financing Activities
Dividends paid	(47)	-
Proceeds from issuance of long-term debt	-	6
Payments on long-term debt	(267)	(43)
Payments on bank revolver	-	(694)
Financing charges incurred	(1)	-
Proceeds from issuance of capital stock	76	55
Treasury stock purchases	(295)	(191)
Decrease in book overdrafts	(38)	(44)
Other	21	-

Net cash used by financing activities	(551)	(911)

Net increase in cash and temporary cash investments	593	235

Cash and temporary cash investments:
Beginning of year	210	144

End of quarter	$803	$379

Reconciliation of capital expenditures
Payments for property and equipment	$(763)	$(672)
Changes in construction-in-progress payables	(48)	-
Total capital expenditures	$(811)	$(672)

Supplemental cash flow information
Cash paid during the quarter for interest	$275	$298
Cash paid during the quarter for income taxes	$45	$5

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

       The unaudited information in the Consolidated Financial Statements for the second quarter and two quarters ended August 12, 2006 and August 13, 2005 includes the results of operations of the Company for the 12-week and 28-week periods then ended.

   Stock-Based Compensation Expense

       Effective January 29, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this method, the Company recognizes compensation expense for all share-based payments granted after January 29, 2006, as well as all share-based payments granted prior to, but not yet vested as of January 29, 2006, in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the disclosure provisions of SFAS No. 123. For further information regarding the adoption of SFAS No. 123(R), see Note 2 to the Consolidated Financial Statements.

   Store Closing and Other Expense Allowances

       All closed store liabilities related to exit or disposal activities initiated after December 31, 2002, are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company provides for closed store liabilities relating to the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The Company estimates the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed stores. The closed store lease liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one up to 20 years. Adjustments to closed store liabilities primarily relate to changes in subtenant income and lease buyouts. Adjustments are made for changes in estimates in the period in which the change becomes known. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period.

       Owned stores held for disposal are reduced to their estimated net realizable value. Costs to reduce the carrying values of property, equipment and leasehold improvements are accounted for in accordance with the Company’s policy on impairment of long-lived assets. Inventory write-downs, if any, in connection with store closings, are classified in “Merchandise costs.” Costs to transfer inventory and equipment from closed stores are expensed as incurred. The Company recorded asset impairments in the normal course of business totaling $28 in the second quarter of 2006 and $20 in the second quarter of 2005. During the first two quarters of 2006 and 2005, the Company recorded asset impairments in the normal course of business totaling $38 and $28, respectively.

     The following table summarizes accrual activity for future lease obligations of stores closed in the normal course of business.

	Future Lease Obligations
	2006	2005
Balance at beginning of year	$65	$65
Additions	7	8
Payments	(4)	(5)
Adjustments	(19)	(3)

Balance at end of second quarter	$49	$65

     In addition, the Company maintains a $51 liability for facility closure costs for locations closed in California prior to the Fred Meyer merger in 1999 and an $8 liability for store closing costs related to two distinct, formalized plans that coordinated the closing of several locations over relatively short periods of time in 2000 and 2001.

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

       Stock options typically expire 10 years from the date of grant. Stock options vest in one year to five years from the date of grant or, for certain stock options, the earlier of the Company’s stock reaching certain pre-determined and appreciated market prices or nine years and six months from the date of grant. Under APB No. 25, the Company did not recognize compensation expense for these stock option grants. At August 12, 2006, approximately 18 shares of common stock were available for future options under these plans.

       In addition to the stock options described above, the Company awards restricted stock to employees under various plans. The restrictions on these awards generally lapse in one year to five years from the date of the awards and expense is recognized over the lapsing cycle. Under APB No. 25, the Company generally recorded expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the date of award. As of August 12, 2006, approximately six shares of common stock were available for future restricted stock awards under the 2005 Long-Term Incentive Plan (the “Plan”). The Company has the ability to convert shares available for issuance under the Plan to shares available for restricted stock awards. Four shares available for other awards can be converted into one share available for restricted stock awards.

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

     Changes in options outstanding under the stock option plans are summarized below.

   Stock Options

	Shares subject	Weighted-average
	to option	exercise price
Outstanding, January 28, 2006	59.3	$19.03
Granted	3.1	$19.94
Exercised	(6.2)	$12.35
Canceled or Expired	(0.8)	$20.83

Outstanding, August 12, 2006	55.4	$19.81

   A summary of stock options outstanding and exercisable at August 12, 2006 follows:

	Options Outstanding			Options Exercisable
		Weighted-
		average
		remaining	Weighted-		Weighted-
	Number	contractual life	average exercise	Options	average exercise
Range of exercise prices	outstanding	(in years)	price	exercisable	price
$ 7.10 - $14.93	10.0	4.38	$14.18	8.4	$14.05
$14.94 - $16.39	6.3	8.64	$16.35	2.3	$16.32
$16.40 - $17.31	11.0	5.78	$16.96	7.6	$16.90
$17.32 - $22.82	9.6	4.62	$20.93	5.2	$21.37
$22.83 - $31.91	18.5	4.22	$25.13	15.3	$25.18

$ 7.10 - $31.91	55.4	5.13	$19.81	38.8	$20.12

     The weighted-average remaining contractual life for options exercisable at August 12, 2006 was approximately 4.4 years.

   Restricted Stock

		Weighted-
	Restricted shares	average grant-
	outstanding	date fair value
Outstanding, January 28, 2006	0.7	$17.85
Granted	2.1	$19.93
Lapsed	(0.3)	$16.87
Canceled or Expired	—	$—

Outstanding, August 12, 2006	2.5	$19.78

   Adoption of SFAS No. 123(R)

       Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under this method, the Company recognizes compensation expense for all share-based awards granted prior to, but not yet vested as of January 29, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. For all share-based awards granted on or after January 29, 2006, the Company recognized compensation expense based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

       In accordance with the provisions of the modified-prospective transition method, results for prior periods have not been restated. Compensation expense for all share-based awards described above was recognized using the straight-line attribution method applied to the fair value of each option grant, over the requisite service period associated with each award. The requisite service period is typically consistent with the vesting period, except as noted below. Because awards typically vest evenly over the requisite service period, compensation cost recognized through August 12, 2006 is at least equal to the grant-date fair value of the vested portion of all outstanding options. All of the Company’s stock-based incentive plans are considered equity plans under SFAS No. 123(R).

       The weighted-average fair value of stock options granted during the first two quarters ended August 12, 2006 and August 13, 2005, was $6.90 and $7.70, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statement of Operations.

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

       Total stock compensation recognized in the quarter ended August 12, 2006 was $17 million. This included $11 for stock options and $6 for restricted shares. A total of $5 of the restricted stock expense was attributable to the wider distribution of restricted shares incorporated into the first quarter 2006 grant of share-based awards, and the remaining $1 of restricted stock expense related to previously issued restricted stock. The incremental compensation expense attributable to the adoption of SFAS No. 123(R) in the second quarter of 2006 was $16, pretax, or $10 and $0.01 per basic and diluted share, after tax. Stock compensation cost recognized in the quarter ended August 13, 2005, related entirely to restricted stock grants, was $2.

       Total stock compensation recognized in the two quarters ended August 12, 2006 was $39, pre-tax. This included $30 for stock options and $9 for restricted shares. A total of $7 of the restricted stock expense was attributable to the wider distribution of restricted shares incorporated into the first quarter 2006 grant of share-based awards, and the remaining $2 of restricted stock expense related to previously issued restricted stock. The incremental compensation expense attributable to the adoption of SFAS No. 123(R) in the first two quarters of 2006 was $37, pre-tax, or $23 and $0.03 per basic and diluted share, after tax. Stock compensation expense recognized in the two quarters ended August 13, 2005, related entirely to restricted stock grants, was $5.

       These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statement of Operations for the two quarters ended August 12, 2006 and August 13, 2005. The cumulative effect of applying a forfeiture rate to unvested restricted shares at January 29, 2006 was not material. The pro forma earnings effect of stock options in the prior year, in accordance with SFAS No. 123, is described below.

       If compensation cost for the Company’s stock option plans for the quarter and two quarters ended August 13, 2005 had been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net earnings and diluted earnings per common share would have been reduced to the pro forma amounts below:

	2005
	Second Quarter	Year-To-Date
Net earnings, as reported	$196	$490
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	1	3
Subtract: Total stock-based compensation expense determined under fair value method for
all awards, net of income tax benefits	(10)	(18)

Pro forma net earnings	$187	$475

Net earnings per basic common share, as reported	$0.27	$0.68
Pro forma earnings per basic common share	$0.26	$0.66

Net earnings per diluted common share, as reported	$0.27	$0.67
Pro forma earnings per diluted common share	$0.26	$0.65

       The total intrinsic value of options exercised in the second quarter of 2006 was $5. The total amount of cash received from the exercise of options granted under share-based payment arrangements was $28. The total intrinsic value of options exercised in the first two quarters of 2006 was $19. The total amount of cash received from the exercise of options granted under share-based payment arrangements was $76. As of August 12, 2006, there was $117 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. This cost is expected to be recognized over a weighted-average period of approximately 2 years. The total fair value of options that vested was $34 for the two quarters ended August 12, 2006.

       Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares. Proceeds received from the exercise of stock options, and the related tax benefit, are utilized to repurchase shares of the Company’s stock. During the second quarter of 2006 and the year-to-date period, the Company repurchased approximately 3 and 4 shares, respectively, of stock in such a manner.

       The Company’s stock option grants generally contain retirement-eligibility provisions that cause the options to vest upon the earlier of the stated vesting date or retirement. For share-based awards granted prior to the adoption of SFAS No. 123(R), compensation expense was calculated over the stated vesting periods, regardless of whether certain employees became retirement-eligible during the respective vesting periods. Upon the adoption of SFAS No. 123(R), the Company continued this method of recognizing compensation expense for awards granted prior to the adoption of SFAS No. 123(R). However, for awards granted on or after January 29, 2006, the Company recognizes expense for stock option grants containing retirement-eligibility provisions over the shorter of the vesting period or the period until employees become retirement-eligible. As a result of retirement-eligibility provisions in stock option awards granted in 2006, approximately $6 of compensation cost was recognized prior to the completion of stated vesting periods.

3. DEBT OBLIGATIONS

     Long-term debt consists of:

	August 12,	January 28,
	2006	2006
Credit Facility and Commercial Paper borrowings	$—	$—
4.95% to 9.20% Senior Notes and Debentures due through 2031	6,167	6,390
6.87% to 9.95% mortgages due in varying amounts through 2017	167	179
Other	160	178

Total debt, excluding capital leases and financing obligations	6,494	6,747

Less current portion	(787)	(527)

Total long-term debt, excluding capital leases and financing obligations	$5,707	$6,220

4. COMPREHENSIVE INCOME

     Comprehensive income is as follows:

	Second Quarter Ended		Year-To-Date
	August 12,	August 13,	August 12,	August 13,
	2006	2005	2006	2005
Net earnings	$209	$196	$515	$490
Unrealized gain on hedging activities, net of tax(1)	(3)	1	15	2
Comprehensive income	$206	$197	$530	$492

(1)	Amount is net of tax of $(2) for the second quarter of 2006 and $1 for the second quarter of 2005. Amount is net of tax of $9 for the first two quarters of 2006 and $1 for the first two quarters of 2005.

       During 2006 and 2005, other comprehensive income consisted of reclassifications of previously deferred losses on cash flow hedges into net earnings as well as market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet dates.

5. BENEFIT PLANS

       The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the second quarter of 2006 and 2005.

	Second Quarter
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$31	$28	$3	$3
Interest cost	30	28	5	5
Expected return on plan assets	(35)	(30)	—	—
Amortization of:
Prior service cost	1	1	(2)	(2)
Actuarial loss	9	6	—	1

Net periodic benefit cost	$36	$33	$6	$7

       The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first two quarters of 2006 and 2005.

	Year-To-Date
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$72	$66	$7	$6
Interest cost	71	65	11	11
Expected return on plan assets	(82)	(69)	—	—
Amortization of:
Prior service cost	3	3	(4)	(4)
Actuarial loss	21	14	—	1

Net periodic benefit cost	$85	$79	$14	$14

       The Company contributed $150 to Company-sponsored pension plans in the first two quarters of 2006.

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

6. INCOME TAXES

       The effective income tax rate was 37.8% for the first two quarters of 2006 and 36.5% for the first two quarters of 2005. The 2006 effective income tax rated differed from the federal statutory rate due to the effect of state taxes. The 2005 effective income tax rate differed from the federal statutory rate due to the effect of state taxes and a reduction in previously recorded tax contingency allowances.

7. EARNINGS PER COMMON SHARE

       Earnings per basic common share equals net earnings divided by the weighted average number of common shares outstanding. Earnings per diluted common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options, restricted stock and warrants.

       The following tables provide a reconciliation of net earnings and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share:

	Second Quarter Ended			Second Quarter Ended
	August 12, 2006			August 13, 2005
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings per basic common share	$209	719	$0.29	$196	722	$0.27
Dilutive effect of stock options, restricted
stock and warrants		6			8

Earnings per diluted common share	$209	725	$0.29	$196	730	$0.27

	Year-To-Date			Year-To-Date
	August 12, 2006			August 13, 2005
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings per basic common share	$515	721	$0.72	$490	725	$0.68
Dilutive effect of stock options, restricted
stock and warrants		6			6

Earnings per diluted common share	$515	727	$0.71	$490	731	$0.67

       The Company had options outstanding for approximately 27 shares and 24 shares during the second quarter of 2006 and 2005, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share. For the first two quarters of 2006 and 2005, the Company had options outstanding for approximately 29 and 26 shares, respectively, that were excluded from the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

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

       In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is reviewing the effect the implementation of FIN No. 48 will have on its Consolidated Financial Statements.

       In June 2006, the FASB ratified the consensus of Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF No. 06-03 indicates that the income statement presentation of taxes within the scope of the Issue on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. EITF No. 06-03 becomes effective for the Company’s fiscal year beginning February 4, 2007, although earlier adoption is permitted.  The Company does not expect the adoption of EITF No. 06-03 to have a material effect on its Consolidated Financial Statements.

9. GUARANTOR SUBSIDIARIES

       The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At August 12, 2006, a total of approximately $6.2 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The

       Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

       The following tables present summarized financial information as of January 28, 2006, for the second quarters ended, and the two quarters ended August 12, 2006 and August 13, 2005:

Condensed Consolidating
Balance Sheets
As of August 12, 2006

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$688	$115	$—	$803
Deposits in-transit	63	479	—	542
Accounts receivable	156	1,481	(928)	709
Inventory, net	466	3,962	—	4,428
Prepaid and other current assets	68	233	—	301

Total current assets	1,441	6,270	(928)	6,783

Property, plant and equipment, net	1,363	10,068	—	11,431
Goodwill	56	2,136	—	2,192
Other assets and investments	597	1,108	(1,206)	499
Investment in and advances to subsidiaries	11,411	—	(11,411)	—

Total assets	$14,868	$19,582	$(13,545)	$20,905

Current liabilities
Current portion of long-term debt including obligations under capital
leases and financing obligations	$814	$—	$—	$814
Accounts payable	1,475	4,288	(2,134)	3,629
Other current liabilities	96	3,002	—	3,098

Total current liabilities	2,385	7,290	(2,134)	7,541

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases
and financing obligations	6,131	—	—	6,131
Adjustment to reflect fair value interest rate hedges	14	—	—	14

Long-term debt including obligations under capital leases
and financing obligations	6,145	—	—	6,145
Other long-term liabilities	1,683	881	—	2,564

Total liabilities	10,213	8,171	(2,134)	16,250

Shareowners’ Equity	4,655	11,411	(11,411)	4,655

Total liabilities and shareowners’ equity	$14,868	$19,582	$(13,545)	$20,905

Condensed Consolidating
Balance Sheets
As of January 28, 2006

		Guarantor
	The Kroger Co.	Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$39	$171	$—	$210
Deposits in-transit	46	442	—	488
Accounts receivable	1,088	526	(928)	686
Inventory, net	460	4,026	—	4,486
Prepaid and other current assets	355	241	—	596

Total current assets	1,988	5,406	(928)	6,466

Property, plant and equipment, net	1,255	10,110	—	11,365
Goodwill	56	2,136	—	2,192
Other assets and investments	591	968	(1,100)	459
Investment in and advances to subsidiaries	10,808	—	(10,808)	—

Total assets	$14,698	$18,620	$(12,836)	$20,482

Current liabilities
Current portion of long-term debt including obligations under
capital leases and financing obligations	$554	$—	$—	$554
Accounts payable	1,363	4,215	(2,028)	3,550
Other current liabilities	(151)	2,762	—	2,611

Total current liabilities	1,766	6,977	(2,028)	6,715

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases
and financing obligations	6,651	—	—	6,651
Adjustment to reflect fair value interest rate hedges	27	—	—	27

Long-term debt including obligations under capital leases
and financing obligations	6,678	—	—	6,678
Other long-term liabilities	1,864	835	—	2,699

Total liabilities	10,308	7,812	(2,028)	16,092

Shareowners’ Equity	4,390	10,808	(10,808)	4,390

Total liabilities and shareowners’ equity	$14,698	$18,620	$(12,836)	$20,482

Condensed Consolidating
Statements of Operations
For the Quarter Ended August 12, 2006

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$2,151	$13,207	$(220)	$15,138
Merchandise costs, including warehousing and transportation	1,809	10,009	(220)	11,598
Operating, general and administrative	430	2,219	—	2,649
Rent	28	125	—	153
Depreciation and amortization	34	256	—	290

Operating profit (loss)	(150)	598	—	448
Interest expense	108	2	—	110
Equity in earnings of subsidiaries	448	—	(448)	—

Earnings (loss) before income tax expense	190	596	(448)	338
Income tax expense (benefit)	(19)	148	—	129

Net earnings	$209	$448	$(448)	$209

Condensed Consolidating
Statements of Operations
For the Quarter Ended August 13, 2005

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$1,959	$12,123	$(217)	$13,865
Merchandise costs, including warehousing and transportation	1,511	9,168	(215)	10,464
Operating, general and administrative	393	2,135	—	2,528
Rent	33	114	(2)	145
Depreciation and amortization	17	277	—	294

Operating profit	5	429	—	434
Interest expense	118	3	—	121
Equity in earnings of subsidiaries	279	—	(279)	—

Earnings (loss) before income tax expense	166	426	(279)	313
Income tax expense (benefit)	(30)	147	—	117

Net earnings	$196	$279	$(279)	$196

Condensed Consolidating
Statements of Operations
For the Two Quarters Ended August 12, 2006

The Kroger		Guarantor
Co.		Subsidiaries	Eliminations	Consolidated
Sales	$4,951	$30,119	$(516)	$34,554
Merchandise costs, including warehousing and transportation	4,061	22,711	(516)	26,256
Operating, general and administrative	951	5,227	—	6,178
Rent	76	273	—	349
Depreciation and amortization	81	597	—	678

Operating profit (loss)	(218)	1,311	—	1,093
Interest expense	261	4	—	265
Equity in earnings of subsidiaries	950	—	(950)	—

Earnings (loss) before income tax expense	471	1,307	(950)	828
Income tax expense (benefit)	(44)	357	—	313

Net earnings	$515	$950	$(950)	$515

Condensed Consolidating
Statements of Operations
For the Two Quarters Ended August 13, 2005

The Kroger		Guarantor
Co.		Subsidiaries	Eliminations	Consolidated
Sales	$4,489	$27,828	$(504)	$31,813
Merchandise costs, including warehousing and transportation	3,632	20,775	(500)	23,907
Operating, general and administrative	862	4,962	—	5,824
Rent	89	263	(4)	348
Depreciation and amortization	42	640	—	682

Operating profit (loss)	(136)	1,188	—	1,052
Interest expense	274	6	—	280
Equity in earnings of subsidiaries	768	—	(768)	—

Earnings (loss) before income tax expense	358	1,182	(768)	772
Income tax expense (benefit)	(132)	414	—	282

Net earnings	$490	$768	$(768)	$490

Condensed Consolidating
Statements of Cash Flows
For the Quarter Ended August 12, 2006

		Guarantor
	The Kroger Co.	Subsidiaries	Consolidated
Net cash provided by operating activities	$579	$1,267	$1,846

Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(65)	(698)	(763)
Other	44	17	61

Net cash used by investing activities	(21)	(681)	(702)

Cash flows from financing activities:
Dividends paid	(47)	—	(47)
Proceeds from issuance of long-term debt	—	—	—
Reductions in long-term debt	(267)	—	(267)
Proceeds from issuance of capital stock	76	—	76
Treasury stock purchases	(295)	—	(295)
Other	21	(39)	(18)
Net change in advances to subsidiaries	603	(603)	—

Net cash used by financing activities	91	(642)	(551)

Net increase (decrease) in cash	649	(56)	593
Cash:
Beginning of year	39	171	210

End of quarter	$688	$115	$803

Condensed Consolidating
Statements of Cash Flows
For the Quarter Ended August 13, 2005

		Guarantor
	The Kroger Co.	Subsidiaries	Consolidated
Net cash provided by operating activities	$839	$953	$1,792

Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(65)	(607)	(672)
Other	10	16	26

Net cash used by investing activities	(55)	(591)	(646)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	6	—	6
Reductions in long-term debt	(734)	(3)	(737)
Proceeds from issuance of capital stock	55	—	55
Treasury stock purchases	(191)	—	(191)
Other	(2)	(42)	(44)
Net change in advances to subsidiaries	73	(73)	—

Net cash used by financing activities	(793)	(118)	(911)

Net increase (decrease) in cash	(9)	244	235
Cash:
Beginning of year	32	112	144

End of quarter	$23	$356	$379

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

       The Company is self-insured for property-related losses. The Company has purchased stop-loss coverage to limit its exposure to losses in excess of $25 on a per claim basis, except in the case of an earthquake, for which stop-loss coverage is $50 per claim, up to $200 per claim in California and $300 outside of California.

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

       On June 30, 2006, Ralphs entered into an agreement that included a plea of guilty to some of the charges in the indictment and will, if approved by the Court, resolve both the criminal litigation with Ralphs and the NLRB proceedings. If the plea agreement is approved, Ralphs will pay a fine of $20 and establish a restitution fund of $50, amounts for which the Company has established reserves. The Company can provide no assurance that the agreement will be approved by the court.

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

       Guarantees – The Company periodically enters into real estate joint ventures in connection with the development of certain properties. The Company usually sells its interest in such partnerships upon completion of the projects. As of August 12, 2006, the Company was a partner with 50% ownership in two real estate joint ventures for which it has guaranteed approximately $7 of debt incurred by the ventures. Based on the covenants underlying this indebtedness as of August 12, 2006, it is unlikely that the Company will be responsible for repayment of these obligations.

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

       The Company contributed $150 to its Company-sponsored pension plans in the first two quarters of 2006. The Company expects these contributions will reduce its minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions. The Company is currently evaluating the effect, if any, that the Pension Protection Act of 2006 will have on future funding requirements.

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

       Based on the most recent information available to it, the Company believes that the present value of actuarial accrued liabilities in most or all of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits. Because the Company is only one of a number of employers contributing to these plans, it is difficult to ascertain what the Company’s “share” of the underfunding would be, although we anticipate the Company’s contributions to these plans will increase each year. Although underfunding can result in the imposition of excise taxes on contributing employers, other factors such as increased contributions, changes in benefits, and improved investment performance can reduce underfunding so that excise taxes are not triggered. Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined, in accordance with SFAS No. 87, Employers’ Accounting for Pensions.

11. FAIR VALUE INTEREST RATE HEDGES

       In 2003, the Company reconfigured a portion of its interest derivative portfolio by terminating six interest rate swap agreements that were accounted for as fair value hedges. Approximately $114 of proceeds received as a result of these terminations were recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt. As of August 12, 2006, the unamortized balances totaled approximately $54.

       At the end of the second quarter of 2006, the Company maintained nine interest rate swap agreements that are being accounted for as fair value hedges. As of August 12, 2006, liabilities totaling $40 have been recorded to reflect the fair value of these agreements, offset by reductions in the fair value of the underlying debt. In addition, the Company maintained three forward-starting interest rate swap agreements, with an aggregate notional amount totaling $750. As of August 12, 2006, assets totaling $24 million have been recorded to reflect the fair value of these agreements, offset by increases in Other Comprehensive Income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

       The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

       Second quarter total sales increased 9.2% to $15.1 billion. This growth continues to be broad-based across all divisions and store departments. Growth was particularly strong in Grocery, Produce, Natural Foods, Deli/Bakery and Pharmacy departments. Identical supermarket sales (as defined below) increased 7.9% with fuel and 6.0% without fuel. Once again, by either measure, this represents Kroger’s highest identical supermarket sales since the merger with Fred Meyer in 1999. It is also the twelfth consecutive quarter of positive identical supermarket sales, excluding fuel.

       Kroger’s strategic plan requires balance among several elements and a consistent approach to managing our business. In the quarter, we balanced investments in gross margin and improved customer service with operating cost reductions to provide a better shopping experience for our customers. During the quarter, we made additional targeted investments in select markets to take advantage of market share opportunities.

       For the second quarter of 2006, net earnings totaled $209.0 million, or $0.29 per diluted share. These results included $0.01 per diluted share due to the adoption of the fair value provisions of SFAS No. 123(R) for recognizing stock option expense. Net earnings for the first two quarters of 2006 totaled $515.4 million. These results included $0.03 per diluted share due to the adoption of the provisions of SFAS No. 123(R) and $0.03 in the first quarter for increased legal reserves associated with the legal proceedings arising from hiring practices at our Ralphs subsidiary during the 2003-2004 labor dispute.

       Once again, on the strength of Kroger’s financial performance during the first two quarters of 2006, we are raising our sales guidance. Kroger now expects identical supermarket sales growth, excluding fuel sales, to exceed 4.0% for the balance of the year, or approximately 4.9% for the full year. Additionally, our guidance for earnings per share growth in 2006 remains at 6-8%, including the legal reserve charged in the first quarter.

RESULTS OF OPERATIONS

Net Earnings

       Net earnings totaled $209 million for the second quarter of 2006, an increase of 6.6% from net earnings of $196 million for the second quarter of 2005. Net earnings totaled $515 million for the first two quarters of 2006, an increase of 5.1% from net earnings of $490 for the first two quarters of 2005. The increase in our net earnings was the result of leveraging our fixed costs by strong identical sales growth and improvements in net interest and depreciation expense, offset by stock option expense and charges recorded to increase legal reserves during the first quarter.

       Earnings of $0.29 per diluted share for the second quarter of 2006, including $0.01 per diluted share for stock option expense, represented an increase of 7.4% over net earnings of $0.27 per diluted share for the second quarter of 2005. Earnings of $0.71 per diluted share for the first two quarters of 2006 represented an increase of 6.0% over net earnings of $0.67 for the first two quarters of 2005. Earnings per share growth resulted from increased net earnings and the repurchase of 17 million shares of the Company’s stock over the past four quarters.

   Sales

Total Sales
(in millions)

	Second Quarter				Year-To-Date
		Percentage		Percentage		Percentage		Percentage
	2006	Increase	2005	Increase	2006	Increase	2005	Increase
Total supermarket
sales without fuel	$13,006.7	6.4%	$12,229.2	4.5%	$29,979.9	6.1%	$28,256.2	4.1%
Total supermarket
fuel sales	$1,157.7	41.2%	$819.8	47.9%	$2,452.2	40.5%	$1,745.5	47.8%

Total supermarket
sales	$14,164.4	8.5%	$13,049.0	6.5%	$32,432.1	8.1%	$30,001.7	6.0%
Other sales(1)	974.1	19.3%	816.3	12.0%	2,121.6	17.1%	1,811.3	15.1%

Total sales	$15,138.5	9.2%	$13,865.3	6.8%	$34,553.7	8.6%	$31,813.0	6.5%

(1)	Other sales primarily relate to sales at convenience and jewelry stores and sales by our manufacturing plants to outside firms.

       The change in our total sales was primarily the result of identical store sales increases and increased fuel gallons, as well as inflation in fuel and other commodities. Identical store sales growth for the second quarter of 2006 was 7.9% including supermarket fuel operations and 6.0% excluding supermarket fuel operations. Increased customer count and average transaction size in the second quarter of 2006 were both responsible for our increases in identical supermarket sales, excluding fuel.

       We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage. Our identical supermarket sales results are summarized in the table below. The identical supermarket dollar figures presented were used to calculate second quarter 2006 percent changes.

Identical Supermarket Sales
(in millions)

	Second Quarter
	2006	2005
Including fuel centers	$13,587.1	$12,589.8
Excluding fuel centers	$12,501.3	$11,788.8

Including fuel centers	7.9%	5.1%
Excluding fuel centers	6.0%	3.4%

       We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations. Our comparable supermarket sales results are summarized in the table below. The comparable supermarket dollar figures presented were used to calculate the second quarter 2006 percent changes.

Comparable Supermarket Sales
(in millions)

	Second Quarter
	2006	2005
Including fuel centers	$13,919.3	$12,864.1
Excluding fuel centers	$12,791.5	$12,045.6

Including fuel centers	8.2%	5.7%
Excluding fuel centers	6.2%	3.8%

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

     Our FIFO gross margin rate declined 112 basis points to 23.47% for the second quarter of 2006 from 24.59% for the second quarter of 2005. Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 65 basis points for the second quarter of 2006 compared to the second quarter of 2005. The growth in our retail fuel sales lowers our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales. Improvements in shrink, advertising and warehousing costs helped offset slightly higher energy costs and our investments in targeted retail price reductions for our customers, including some targeted investments in select markets to take advantage of market share opportunities. We estimate higher energy costs decreased our second quarter FIFO gross margin rate 4 basis points.

       Our FIFO gross margin rate declined 83 basis points to 24.08% for the first two quarters of 2006 from 24.91% for the first two quarters of 2005. Of this decline, the effect of fuel sales accounted for a 49 basis point reduction in our FIFO gross margin rate.

   Operating, General and Administrative Expenses

       Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs. Among other items, rent expense, depreciation and amortization expense, and interest expense are not included in OG&A. OG&A expenses, as a percent of sales, decreased 73 basis points to 17.50% for the second quarter of 2006 from 18.23% for the second quarter of 2005. The effect of retail fuel operations accounted for a 38 basis point reduction in our OG&A rate. The growth in our retail fuel sales lowers our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales. Excluding the effect of retail fuel operations and stock option expense, OG&A declined 47 basis points. Strong identical supermarket sales, along with good cost controls in areas such as energy usage and labor productivity helped us overcome some of the significant increases in fuel and energy-related costs that many companies are facing.

       OG&A expenses, as a percent of sales, decreased 43 basis points to 17.88% for the first two quarters of 2006 from 18.31% for the first two quarters of 2005. Of this decline, fuel sales accounted for a 40 basis point reduction in our OG&A rate. Similar to second quarter trends, year-to-date declining rates on non-fuel sales reflected strong identical supermarket sales and good cost control.

   Rent Expense

       Rent expense was $153 million, or 1.01% of sales, for the second quarter of 2006, compared to $145 million, or 1.04% of sales, for the second quarter of 2005. For the year-to-date period, rent expense was $349 million, or 1.01% of total sales in 2006, compared to $348 million, or 1.09% of sales, in 2005. The increase in rent expense in the second quarter of 2006, compared to the second quarter of 2005, was primarily due to higher closed-store future rent liabilities.

   Depreciation Expense

       Depreciation expense was $290 million, or 1.92% of total sales, for the second quarter of 2006 compared to $294 million, or 2.12% of total sales, for the second quarter of 2005. Depreciation expense was $678 million, or 1.96% of total sales, for the first two quarters of 2006 compared to $682 million, or 2.15% of total sales, for the first two quarters of 2005. The decrease in depreciation expense, in total dollars, was the result of lower capital expenditures in the previous fiscal year. The decrease in depreciation expense, as a percent of sales, was the result of leverage obtained from strong identical sales growth and improved efficiency in capital investment.

   Interest Expense

       Net interest expense was $110 million, or 0.73% of total sales, and $121 million, or 0.87% of total sales, in the second quarter of 2006 and 2005, respectively. For the year-to-date period, interest expense was $265 million, or 0.77% of total sales, in 2006 and $280 million, or 0.88% of total sales, in 2005. The reduction in net interest expense for both the quarter and year-to-date periods of 2006, when compared to the same periods of 2005, resulted from a $263 million reduction in total debt and an increase in temporary cash investments totaling $416 million at August 12, 2006 compared to August 13, 2005.

   Income Taxes

       Our effective income tax rate was 38.2% for the second quarter of 2006 and 37.4% for the second quarter of 2005. For the year-to-date period, our effective income tax rate was 37.8% in 2006 and 36.5% in 2005. The 2006 effective income tax rated differed from the federal statutory rate due to the effect of state taxes. The 2005 effective income tax rate differed from the federal statutory rate due to the effect of state taxes and a reduction in previously recorded tax contingency allowances.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flow Information

Net cash provided by operating activities

       We generated $1.8 billion of cash from operating activities during the first two quarters of 2006, compared to $1.8 billion in 2005. The increase in cash payments to our Company-sponsored pension plan and higher accounts receivable balances were offset by higher net earnings, higher accounts payable balances, decreased prepaid assets and non-cash charges to record stock option expense and increased legal reserves. The decrease in our prepaid assets is primarily related to the use of prefunded employee benefits during the first two quarters of 2006. We contributed $150 million to company sponsored pension plans during the first two quarters of 2006 compared to $107 million during the first two quarters of 2005.

Net cash used by investing activities

       Investing activities used $702 million of cash during the first two quarters of 2006 compared to $646 million during the first two quarters of 2005. The amount of cash used by investing activities increased in 2006 versus 2005 due to higher capital spending, partially offset by increased cash proceeds from asset sales. See “Capital Expenditures” for further discussion of our capital spending activities.

Net cash used by financing activities

       Financing activities used $551 million of cash in the first two quarters of 2006 compared to $911 million in the first two quarters of 2005. We continue our efforts to reduce outstanding debt balances and to repurchase shares of our stock, which are the uses of cash for financing activities. The decrease in the amount of cash used by financing activities was the result of decreased debt reduction, partially offset by increased treasury stock purchases and an increase in the amount of cash proceeds from the issuance of capital stock. See “Debt Management” and “Common Stock Repurchase Program” sections for further details on these programs.

   Debt Management

       As of August 12, 2006, we maintained a $1.8 billion, five-year revolving credit facility that terminates in 2010 and a $700 million five-year credit facility that terminates in 2007. Outstanding borrowings under the credit agreements and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreements. In addition to the credit agreements, we maintain a $50 million money market line, borrowings under which also reduce the amount of funds available under our credit agreements. The money market line borrowings allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreements. As of August 12, 2006, we had no outstanding commercial paper borrowings under our credit agreement and had no borrowings under the money market line. The outstanding letters of credit that reduced the funds available under our credit agreements totaled $330 million as of August 12, 2006.

       Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. As of August 12, 2006, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

       Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $263 million to $7.0 billion as of the end of the second quarter of 2006, from $7.2 billion as of the end of the second quarter of 2005. Total debt decreased $275 million as of the end of the second quarter of 2006 from $7.2 billion as of year-end 2005. The decreases in 2006 resulted from the use of cash flow from operations to reduce outstanding debt and lower mark-to-market adjustments. We expect to fund current year debt maturities with cash on-hand.

   Common Stock Repurchase Program

       During the second quarter of 2006, we invested $162 million to repurchase 7.6 million shares of Kroger stock at an average price of $21.40 per share. For the first two quarters of 2006, we invested $295 million to repurchase 14.3 million shares of Kroger stock at an average price of $20.70 per share. These shares were reacquired under three separate stock repurchase programs. The first is a $500 million stock repurchase program that was authorized by Kroger’s Board of Directors on September 16, 2004. The second is a $500 million repurchase program that was authorized by Kroger’s Board of Directors on May 4, 2006, which replaced the prior $500 million authorization. The third is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. During the first two quarters of 2006, we purchased approximately 10.7 million shares, totaling $217 million, under our $500 million stock repurchase programs and we purchased an additional 3.6 million shares, totaling $77.7 million, under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises. As of August 12, 2006, we had approximately $389 million remaining under the May 2006 repurchase program.

CAPITAL EXPENDITURES

       Capital expenditures totaled $361 million for the second quarter of 2006 compared to $272 million for the second quarter of 2005. Year-to-date, capital expenditures, excluding acquisitions, totaled $811 million in 2006 and $672 million in 2005. During the second quarter of 2006, we opened, acquired, expanded or relocated 11 food stores and also completed 34 within-the-wall remodels. In total, we operated 2,477 supermarkets and multi-department stores at the end of the second quarter of 2006 compared to 2,515 at the end of the second quarter of 2005. Total food store square footage decreased 0.2% from the second quarter of 2005. Excluding acquisitions and operational closings, total food store square footage increased 1.4% over the second quarter of 2005.

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

   Stock-Based Compensation Expense

       Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method, and therefore have not restated results for prior periods. Under this method, we recognize compensation expense for all share-based payments granted after January 29, 2006, as well as all share-based payments granted prior to, but not yet vested, as of January 29, 2006, in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and the disclosure provisions of SFAS No. 123. We recognized compensation expense for all share-based awards described above using the straight-line attribution method applied to the fair value of each option grant, over the requisite service period associated with each award. The requisite service period is typically consistent with the vesting period, except as noted below. Because awards typically vest evenly over the requisite service period, compensation cost recognized through August 12, 2006 is at least equal to the grant-date fair value of the vested portion of all outstanding options.

       The weighted-average fair value of stock options granted during the first two quarters ended August 12, 2006 and August 13, 2005, was $6.90 and $7.70, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of our stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

       The following table reflects the weighted average assumptions used for grants awarded to option holders:

	2006	2005
Risk-free interest rate	5.07%	4.11%
Expected dividend yield	1.50%	N/A
Expected volatility	27.60%	30.83%
Expected term	7.50 Years	8.70 Years

       The weighted average risk-free interest rate was based on the yield of a treasury note as of the grant date, continuously compounded, which matures at a date that approximates the expected term of the options. Prior to 2006, we did not pay a dividend, so an expected dividend rate was not included in the determination of fair value for options granted during fiscal year 2005. Using a dividend yield of 1.50% to value options issued in 2005 would have decreased the fair value of each option by approximately $1.60. We determined expected volatility based upon historical stock volatilities. We also considered implied volatility. We determined expected term based upon a combination of historical exercise and cancellation experience as well as estimates of expected future exercise and cancellation experience.

       Total stock compensation recognized in the two quarters ended August 12, 2006 was $39 million, pre-tax. This included $30 million related to stock options and $9 million related to restricted shares. A total of $7 million of the restricted stock expense was attributable to the wider distribution of restricted shares in the first quarter 2006 grant of share-based awards, and the remaining $2 million of restricted stock expense related to previously issued restricted stock. As a result, the incremental compensation expense attributable to the adoption of SFAS No. 123(R) in the first two quarters of 2006 was $37 million, pre-tax, or $23 million and $0.03 per basic and diluted share, after tax. Stock compensation expense recognized in the two quarters ended August 13, 2005, related entirely to restricted stock grants, was $3 million. These costs were recognized as operating, general and administrative costs in our Consolidated Statements of Operations for the two quarters ended August 12, 2006 and August 13, 2005. The cumulative effect of applying a forfeiture rate to unvested restricted shares at January 29, 2006 was not material. The pro forma earnings effect of stock options in the prior year, in accordance with SFAS No. 123, is described below.

       If compensation cost for our stock option plans for the quarter ended August 13, 2005, and the two quarters then ended, had been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, our net earnings and diluted earnings per common share would have been reduced to the pro forma amounts below:

	2005
(In millions, except per share amounts)	Second	Year-To-
	Quarter	Date
Net earnings, as reported	$196	$490
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	1	3
Subtract: Total stock-based compensation expense determined under fair value method for all awards, net
of income tax benefits	(10)	(18)

Pro forma net earnings	$187	$475

Net earnings per basic common share, as reported	$0.27	$0.68
Pro forma earnings per basic common share	$0.26	$0.66

Net earnings per diluted common share, as reported	$0.27	$0.67
Pro forma earnings per diluted common share	$0.26	$0.65

       As of August 12, 2006, there was $117 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our stock option plans. We expect this cost to be recognized over a weighted-average period of approximately 2 years. The total fair value of options that vested was $34 million for the two quarters ended August 12, 2006 and August 13, 2005.

       Our stock option grants generally contain retirement-eligibility provisions that cause the options to vest on the earlier of the stated vesting date or retirement. For share-based awards granted prior to the adoption of SFAS No. 123(R), compensation expense was calculated over the stated vesting periods, regardless of whether certain employees became retirement-eligible during the respective vesting periods. Upon the adoption of SFAS No. 123(R), we continued this method of recognizing compensation expense for those awards granted prior to the adoption of SFAS No. 123(R). However, for awards granted on or after January 29, 2006, we will recognize expense for stock option grants containing retirement-eligibility provisions over the shorter of the vesting period or the period until employees become retirement-eligible. As a result of retirement-eligibility provisions in stock option awards granted in 2006, approximately $6 million of compensation cost was recognized prior to the completion of stated vesting periods.

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

       In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are reviewing the effect the implementation of FIN No. 48 will have on our Consolidated Financial Statements.

       In June 2006, the FASB ratified the consensus of Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF No. 06-03 indicates that the income statement presentation of taxes within the scope of the Issue on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. EITF No. 06-03 becomes effective for our fiscal year beginning February 4, 2007, although earlier adoption is permitted.  We do not expect the adoption of EITF No. 06-03 to have a material effect on our Consolidated Financial Statements.

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

  We expect earnings per share growth of approximately 6%-8% in 2006, including the effect of the increased legal reserves recorded in the first quarter which reduced earnings per diluted share $0.03. This estimate includes the effect of a 53rd week in fiscal 2006, which we anticipate will be approximately $0.05 per diluted share. We expect the expensing of stock options will reduce net earnings $0.06 per diluted share in 2006.

  We expect identical food store sales growth, excluding fuel sales, to exceed 4.0% for the balance of the year and to exceed 4.9% for all of 2006.

  In fiscal 2006, we will continue to focus on sales growth and balancing investments in gross margin and improved customer service with operating cost reductions to provide a better shopping experience for our customers. We expect operating margins in California to improve slightly due to the continued recovery in that market, although we expect improvement in 2006 will be less than in 2005.

  We plan to use, over the long-term, one-third of cash flow for debt reduction and two-thirds for stock repurchase and payment of cash dividends.

  We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

  Capital expenditures reflect our strategy of growth through expansion and acquisition, as well as focusing on productivity increase from our existing store base through remodels. In addition, we will continue our emphasis on self-development and ownership of real estate, logistics, and technology improvements. The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising, and buying practices, and should reduce merchandising costs. We intend to continue using cash flow from operations to finance capital expenditure requirements. We expect capital investment for 2006 to be in the range of $1.7-$1.9 billion, excluding acquisitions. We expect total food store square footage to grow 1.5%-2% before acquisitions and operational closings.  Including operational closings and excluding acquisitions, we expect total food store square footage to remain consistent with 2005.

  Based on current operating trends, we believe that cash flow from operations and other sources of liquidity, including borrowings under our commercial paper program and bank credit facilities, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

  We expect that our OG&A results will be affected by increased costs, such as higher energy costs, pension costs and credit card fees, as well as any future labor disputes, offset by improved productivity from process changes, cost savings negotiated in recently completed labor agreements, and sales increases.

  We expect our effective tax rate for 2006 will be approximately 37.8%.

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

  Our operating margins could fail to improve if our operations in California do not improve as expected, if we are unsuccessful at containing our operating costs, or if we need to invest incremental dollars in response to competitive activity.

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

  Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities and the deductibility of certain expenses. Our expected tax rate assumes that the work opportunity tax credit will be retroactively reinstated by year-end.

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

  The grocery retail industry continues to experience competition from other traditional food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained profitable growth are considerable, unanticipated actions of competitors could adversely affect our sales.

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

Item 4. Controls and Procedures.

       The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 12, 2006. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

       In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended August 12, 2006, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Litigation — In December, 2005, the United States Attorney’s Office for the Central District of California notified the Company that a federal grand jury had returned an indictment against Ralphs Grocery Company (“Ralphs”), a wholly-owned subsidiary of The Kroger Co., with regard to Ralphs’ hiring practices during the labor dispute from October 2003 through February 2004 ( United States of America v. Ralphs Grocery Company, United States District Court for the Central District of California, CR No. 05-1210 PA). The indictment alleges a criminal conspiracy and other criminal activity resulting in some locked-out employees being allowed or encouraged to work under false identities or false Social Security numbers, despite Company policy forbidding such conduct. In addition, these alleged hiring practices are the subject of claims that Ralphs’ conduct of the lockout was unlawful, and that Ralphs is liable under the National Labor Relations Act (“NLRA”). The Los Angeles Regional Office of the National Labor Relations Board (“NLRB”) has notified the charging parties that all charges alleging that Ralphs’ lockout violated the NLRA have been dismissed. That decision is being appealed by the charging parties to the General Counsel of the NLRB.

     On June 30, 2006, Ralphs entered into an agreement that included a plea of guilty to some of the charges in the indictment and will, if approved by the Court, resolve both the criminal litigation with Ralphs and the NLRB proceedings. If the plea agreement is approved, Ralphs will pay a fine of $20 million and establish a restitution fund of $50 million, amounts for which the Company has established reserves.The Company can provide no assurance that the agreement will be approved by the court.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On May 22, 2006, the Company issued 1,242,468 shares of common stock to NE Supermarket Associates. These shares were issued upon conversion of warrants that were issued in a private placement transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The conversion of the warrants into common stock was an exempt exchange under Section 3(a)(9) of the Securities Act. The shares were issued pursuant to a “cashless” exercise of warrants and the Company received no proceeds.

(c)
ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of	Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the Plans
	of Shares	Price Paid	Plans or	or Programs (3)
Period (1)	Purchased	Per Share	Programs (2)	(in millions)
First four weeks
May 21, 2006 to June 17, 2006	1,675,000	$19.98	1,675,000	$453
Second four weeks
June 18, 2006 to July 15, 2006	2,825,956	$21.14	2,805,000	$412
Third four weeks
July 16, 2006 to August 12, 2006	3,169,285	$22.36	3,074,000	$389
Total	7,670,241	$21.39	7,554,000	$389

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of 2006 contained three 28-day periods.
(2)	Shares were repurchased under (i) a $500 million stock repurchase program, authorized by the Board of Directors on May 4, 2006, and (ii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option plans which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.

(3)	Amounts shown in this column reflect amounts remaining under the $500 million stock repurchase program referenced in clause (i) of Note 2 above. Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	June 22, 2006 – Annual Meeting

(c)	The shareholders elected five directors to serve until the annual meeting in 2007, or until their successors have been elected and qualified, and ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2006. The shareholders approved resolutions to: implement the annual election of directors; eliminate cumulative voting for directors; eliminate the 75% supermajority requirement for some transactions; and opt out of the Ohio Control Share Acquisition Statute. The shareholders defeated a resolution to adopt rules of conduct in connection with shareholder meetings and to permit shareholder meetings to be held outside of Cincinnati, Ohio. The shareholders also defeated shareholder proposals requesting that: the Board of Directors issue interim reports detailing progress made toward requiring the Company’s chicken suppliers to use controlled-atmosphere killing; and the Board of Directors prepare a sustainability report.

To serve until 2007			For	Withheld

Reuben V. Anderson			589,058,781	41,974,775
Don W. McGeorge			611,518,239	19,515,317
W. Rodney McMullen			611,489,007	19,544,549
Clyde R. Moore			598,548,315	32,485,241
Steven R. Rogel			599,009,011	32,024,545

		For	Against	Withheld
PricewaterhouseCoopers LLP		600,468,265	25,921,314	4,643,977
Elimination of 75% Supermajority Requirement for Some Transactions		614,575,107	10,825,597	5,632,852
Rules of Conduct for Shareholder Meetings; Meetings Outside of
Cincinnati		259,462,261	357,829,980	13,741.315
Opt out of Ohio Control Share Acquisition Statute		615,089,919	8,644,298	7,299,339

				Broker Non-
	For	Against	Withheld	Votes
Annual Election of Directors	574,909,753	9,460,836	4,947,616	41,715,351
Elimination of Cumulative Voting for Directors	552,154,309	31,810,430	5,353,466	41,715,351
Shareholder proposal (interim reports on chicken
supplier requirements)	39,545,911	474,888,901	74,883,393	41,715,351
Shareholder proposal (sustainability report)	50,726,208	475,600,155	62,991,842	41,715,351

Item 6. Exhibits.

EXHIBIT 3.1	-	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

EXHIBIT 3.2	-	Regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

EXHIBIT 4.1	-	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

EXHIBIT 31.1	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: September 21, 2006	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: September 21, 2006	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

Exhibit 3.2 -	Regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

Exhibit 4.1 -	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

Exhibit 32.1 -	Section 1350 Certifications.

Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.