Form 10-Q
period 2006-11-04
KROGER CO
filed 2006-12-14
CIK 56873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 4, 2006
OR
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer      ☒                                   Accelerated filer      ☐                                   Non-accelerated filer      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      ☐      No      ☒.

There were 707,962,629 shares of Common Stock ($1 par value) outstanding as of December 8, 2006.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE KROGER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 4,	November 5,	November 4,	November 5,
	2006	2005	2006	2005
Sales	$14,699	$14,020	$49,252	$45,833
Merchandise costs, including advertising, warehousing, and transportation,
excluding items shown separately below	11,131	10,596	37,387	34,503
Operating, general and administrative	2,685	2,556	8,862	8,380
Rent	139	166	488	514
Depreciation and amortization	295	287	973	969

Operating profit	449	415	1,542	1,467
Interest expense	107	114	372	394

Earnings before income tax expense	342	301	1,170	1,073
Income tax expense	127	116	440	397

Net earnings	$215	$185	$730	$676

Net earnings per basic common share	$0.30	$0.26	$1.02	$0.93
Average number of common shares used in basic calculation	712	724	718	725

Net earnings per diluted share	$0.30	$0.25	$1.01	$0.92
Average number of common shares used in diluted calculation	720	732	725	731

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	November 4,	January 28,
	2006	2006
ASSETS
Current assets
Cash - In stores	$141	$147
Cash - Temporary cash investments	—	63
Total cash	141	210

Deposits in-transit	596	488
Receivables	718	686
FIFO inventory	5,421	4,886
LIFO credit	(453)	(400)
Prefunded employee benefits	—	300
Prepaid and other current assets	250	296
Total current assets	6,673	6,466

Property, plant and equipment, net	11,553	11,365
Goodwill	2,192	2,192
Other assets	503	459

Total Assets	$20,921	$20,482

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing
obligations	$814	$554
Accounts payable	3,847	3,550
Accrued salaries and wages	705	780
Deferred income taxes	217	217
Other current liabilities	2,006	1,614
Total current liabilities	7,589	6,715

Long-term debt including obligations under capital leases and financing obligations
Face-value long-term debt including obligations under capital leases and financing obligations	6,127	6,651
Adjustment to reflect fair-value interest rate hedges	20	27
Long-term debt including obligations under capital leases and financing obligations	6,147	6,678

Deferred income taxes	778	843
Other long-term liabilities	1,796	1,856

Total Liabilities	16,310	16,092

Commitments and contingencies

SHAREOWNERS' EQUITY

Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized; 934 shares issued in 2006 and 927 shares issued in
2005	934	927
Additional paid-in capital	2,658	2,536
Accumulated other comprehensive loss	(238)	(243)
Accumulated earnings	5,162	4,573
Common stock in treasury, at cost, 227 shares in 2006 and 204 shares in 2005	(3,905)	(3,403)

Total Shareowners' Equity	4,611	4,390

Total Liabilities and Shareowners' Equity	$20,921	$20,482

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Three Quarters Ended
	November 4,	November 5,
	2006	2005
Cash Flows from Operating Activities
Net earnings	$730	$676
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	973	969
LIFO charge	53	27
Stock option expense	55	6
Pension expense for Company-sponsored plans	131	109
Deferred income taxes	(91)	(62)
Other	(1)	35
Changes in operating assets and liabilities net of effects from acquisitions of businesses
Store deposits in-transit	(108)	(56)
Receivables	(38)	(3)
Inventories	(535)	(457)
Prepaid expenses	277	321
Accounts payable	332	344
Accrued expenses	51	116
Income taxes receivable (payable)	188	346
Contribution to Company-sponsored pension plans	(150)	(300)
Other	(36)	(22)

Net cash provided by operating activities	1,831	2,049

Cash Flows from Investing Activities
Payments for property and equipment	(1,178)	(1,011)
Proceeds from sale of assets	126	61
Other	(40)	(22)

Net cash used by investing activities	(1,092)	(972)

Cash Flows from Financing Activities
Dividends paid	(94)	—
Proceeds from issuance of long-term debt	—	13
Proceeds from lease-financing transactions	15	—
Payments on long-term debt	(543)	(61)
Borrowings (payments) on bank revolver	265	(629)
Proceeds from issuance of capital stock	89	76
Treasury stock purchases	(527)	(202)
Decrease in book overdrafts	(35)	(181)
Other	22	—

Net cash used by financing activities	(808)	(984)

Net increase (decrease) in total cash	(69)	93

Total cash:
Beginning of year	210	144

End of quarter	$141	$237

Reconciliation of capital expenditures
Payments for property and equipment	$(1,178)	$(1,011)
Changes in construction-in-progress payables	(48)	2
Total capital expenditures	$(1,226)	$(1,009)

Supplemental cash flow information
Cash paid during the year for interest	$412	$442
Cash paid during the year for income taxes	$292	$112

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

     The unaudited information in the Consolidated Financial Statements for the third quarter and three quarters ended November 4, 2006 and November 5, 2005 includes the results of operations of the Company for the 12-week and 40-week periods then ended.

   Stock-Based Compensation Expense

     Effective January 29, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this method, the Company recognizes compensation expense for all share-based payments granted after January 29, 2006, as well as all share-based payments granted prior to, but not yet vested as of, January 29, 2006, in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the disclosure provisions of SFAS No. 123. For further information regarding the adoption of SFAS No. 123(R), see Note 2 to the Consolidated Financial Statements.

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

     The following table summarizes accrual activity for future lease obligations of stores closed in the normal course of business.

	Future Lease Obligations
	2006	2005
Balance at beginning of year	$65	$65
Additions	7	19
Payments	(6)	(11)
Adjustments	(22)	(4)
Balance at end of third quarter	$44	$69

     The Company recorded asset impairments in the normal course of business totaling $6 in the third quarter of 2006 and $10 in the third quarter of 2005. During the first three quarters of 2006 and 2005, the Company recorded asset impairments in the normal course of business totaling $44 and $38, respectively.

     In addition, the Company maintains a $48 liability for facility closure costs for locations closed in California prior to the Fred Meyer merger in 1999 and an $8 liability for store closing costs related to two distinct, formalized plans that coordinated the closing of several locations over relatively short periods of time in 2000 and 2001.

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

     The Company grants options for common stock (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the stock at the date of grant. Although equity awards may be made throughout the year, it has been the Company’s practice typically to make an annual grant in conjunction with the May meeting of its Board of Directors.

     Stock options typically expire 10 years from the date of grant. Stock options vest in one year to five years from the date of grant or, for certain stock options, the earlier of the Company’s stock reaching certain pre-determined and appreciated market prices or nine years and six months from the date of grant. Under APB No. 25, the Company did not recognize compensation expense for these stock option grants. At November 4, 2006, approximately 18 shares of common stock were available for future options under these plans.

     In addition to the stock options described above, the Company awards restricted stock to employees under various plans. The restrictions on these awards generally lapse in one year to five years from the date of the awards and expense is recognized over the lapsing cycle. Under APB No. 25, the Company generally recorded expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the date of award. As of November 4, 2006, approximately six shares of common stock were available for future restricted stock awards under the 2005 Long-Term Incentive Plan (the “Plan”). The Company has the ability to convert shares available for issuance under the Plan to shares available for restricted stock awards. Four shares available for other awards can be converted into one share available for restricted stock awards.

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

     Changes in options outstanding under the stock option plans are summarized below.

   Stock Options

	Shares subject	Weighted-average
	to option	exercise price
Outstanding, January 28, 2006	59.3	$19.03
Granted	3.2	$19.99
Exercised	(7.2)	$12.75
Canceled or Expired	(1.0)	$21.02

Outstanding, November 4, 2006	54.3	$19.88

     A summary of stock options outstanding and exercisable at November 4, 2006 follows:

	Options Outstanding			Options Exercisable
		Weighted-average
		remaining
	Number	contractual life	Weighted-average	Options	Weighted-average
Range of exercise prices	outstanding	(in years)	exercise price	exercisable	exercise price
$7.94 -$14.93	9.5	4.26	$14.23	7.9	$14.10
$14.94 - $16.39	6.2	8.41	$16.35	2.2	$16.31
$16.40 - $17.31	10.7	5.55	$16.96	7.4	$16.90
$17.32 - $22.99	9.5	4.42	$20.95	5.2	$21.38
$23.00 - $31.91	18.4	4.00	$25.13	15.2	$25.18

$7.94 - $31.91	54.3	4.93	$19.88	37.9	$20.22

     The weighted-average remaining contractual life for options exercisable at November 4, 2006 was approximately 4.2 years.

   Restricted Stock

		Weighted-average
	Restricted shares	grant-date
	outstanding	fair value
Outstanding, January 28, 2006	0.7	$17.85
Granted	2.2	$20.06
Lapsed	(0.3)	$17.25
Canceled or Expired	(0.1)	$19.31

Outstanding, November 4, 2006	2.5	$19.86

   Adoption of SFAS No. 123(R)

     Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under this method, the Company recognizes compensation expense for all share-based awards granted prior to, but not yet vested as of, January 29, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. For all share-based awards granted on or after January 29, 2006, the Company recognizes compensation expense based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

     In accordance with the provisions of the modified-prospective transition method, results for prior periods have not been restated. Compensation expense for all share-based awards described above was recognized using the straight-line attribution method applied to the fair value of each option grant, over the requisite service period associated with each award. The requisite service period is typically consistent with the vesting period, except as noted below. Because awards typically vest evenly over the requisite service period, compensation cost recognized through November 4, 2006 is at least equal to the grant-date fair value of the vested portion of all outstanding options. All of the Company’s stock-based incentive plans are considered equity plans under SFAS No. 123(R).

     The weighted-average fair value of stock options granted during the first three quarters ended November 4, 2006 and November 5, 2005, was $6.90 and $7.70, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statement of Operations.

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

     Under SFAS No. 123(R), the Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the grant date of the award.

     Total stock compensation recognized in the quarter ended November 4, 2006 was $16. This included $10 for stock options and $6 for restricted shares. A total of $5 of the restricted stock expense was attributable to the wider distribution of restricted shares incorporated into the first quarter 2006 grant of share-based awards, and the remaining $1 of restricted stock expense related to previously issued restricted stock. The incremental compensation expense attributable to the adoption of SFAS No. 123(R) in the third quarter of 2006 was $15, pretax, or $9 and $0.01 per basic and diluted share, after tax. Stock compensation cost recognized in the third quarter ended November 5, 2005, related entirely to restricted stock grants, was $2, pre-tax.

     Total stock compensation recognized in the three quarters ended November 4, 2006 was $55, pre-tax. This included $40 for stock options and $15 for restricted shares. A total of $12 of the restricted stock expense was attributable to the wider distribution of restricted shares incorporated into the first quarter 2006 grant of share-based awards, and the remaining $3 of restricted stock expense related to previously issued restricted stock. The incremental compensation expense attributable to the adoption of SFAS No. 123(R) in the first three quarters of 2006 was $52, pre-tax, or $32 and $0.04 per basic and diluted share, after tax. Stock compensation expense recognized in the three quarters ended November 5, 2005, related entirely to restricted stock grants, was $6, pre-tax.

     These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations for the three quarters ended November 4, 2006 and November 5, 2005. The cumulative effect of applying a forfeiture rate to unvested restricted shares at January 29, 2006 was not material. The pro forma earnings effect of stock options in the prior year, in accordance with SFAS No. 123, is described below.

     If compensation cost for the Company’s stock option plans for the quarter and three quarters ended November 5, 2005 had been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net earnings and diluted earnings per common share would have been reduced to the pro forma amounts below:

	2005
	Third Quarter	Year-To-Date
Net earnings, as reported	$185	$676
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	1	4
Subtract: Total stock-based compensation expense determined under fair value method for
all awards, net of income tax benefits	(9)	(26)

Pro forma net earnings	$177	$654

Net earnings per basic common share, as reported	$0.26	$0.93
Pro forma earnings per basic common share	$0.25	$0.90

Net earnings per diluted common share, as reported	$0.25	$0.92
Pro forma earnings per diluted common share	$0.24	$0.89

     The total intrinsic value of options exercised in the third quarter of 2006 was $3. The total amount of cash received from the exercise of options granted under share-based payment arrangements was $14. The total intrinsic value of options exercised in the first three quarters of 2006 was $22. The total amount of cash received from the exercise of options granted under share-based payment arrangements was $89. As of November 4, 2006, there was $104 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. This cost is expected to be recognized over a weighted-average period of approximately one year. The total fair value of options that vested was $35 for the three quarters ended November 4, 2006.

     Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares. Proceeds received from the exercise of stock options, and the related tax benefit, are utilized to repurchase shares of the Company’s stock under a stock repurchase program adopted by the Company’s Board of Directors. During the third quarter of 2006 and the year-to-date period, the Company repurchased approximately seven and 11 shares, respectively, of stock in such a manner.

     For share-based awards granted prior to the adoption of SFAS No. 123(R), the Company’s stock option grants generally contained retirement-eligibility provisions that caused the options to vest upon the earlier of the stated vesting date or retirement. Compensation expense was calculated over the stated vesting periods, regardless of whether certain employees became retirement-eligible during the respective vesting periods. Upon the adoption of SFAS No. 123(R), the Company continued this method of recognizing compensation expense for awards granted prior to the adoption of SFAS No. 123(R). For awards granted on or after January 29, 2006, options vest based on the stated vesting date, even if an employee retires prior to the vesting date. However, the requisite service period ends on the employee’s retirement-eligible date. As a result, the Company recognizes expense for stock option grants containing such retirement-eligibility provisions over the shorter of the vesting period or the period until employees become retirement-eligible (the requisite service period). As a result of retirement-eligibility provisions in stock option awards granted on or after January 29, 2006, approximately $6 of compensation cost was recognized in the first three quarters of 2006, prior to the completion of stated vesting periods.

3. DEBT OBLIGATIONS

     Long-term debt consists of:

	November 4,	January 28,
	2006	2006
Credit Facility and Commercial Paper borrowings	$265	$—
4.95% to 9.20% Senior Notes and Debentures due through 2031	5,917	6,390
5.00% to 9.95% mortgages due in varying amounts through 2017	162	179
Other	145	178

Total debt, excluding capital leases and financing obligations	6,489	6,747

Less current portion	(787)	(527)

Total long-term debt, excluding capital leases and financing obligations	$5,702	$6,220

4. COMPREHENSIVE INCOME

     Comprehensive income is as follows:

	Third Quarter Ended		Year-To-Date
	November 4,	November 5,	November 4,	November 5,
	2006	2005	2006	2005
Net earnings	$215	$185	$730	$676
Unrealized gain (loss) on hedging activities, net of tax(1)	(10)	1	5	3
Comprehensive income	$205	$186	$735	$679

(1)	Amount is net of tax of $(6) for the third quarter of 2006 and $1 for the third quarter of 2005. Amount is net of tax of $3 for the first three quarters of 2006 and $2 for the first three quarters of 2005.

      During 2006 and 2005, other comprehensive income consisted of reclassifications of unrealized losses on cash flow hedges into net earnings as well as market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet dates.

5. BENEFIT PLANS

     The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the third quarter of 2006 and 2005.

	Third Quarter
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$29	$26	$3	$3
Interest cost	33	27	5	5
Expected return on plan assets	(35)	(31)	—	—
Amortization of:
Prior service cost	1	1	(2)	(2)
Actuarial loss	13	7	—	—
Curtailment charge	5	—	—	—

Net periodic benefit cost	$46	$30	$6	$6

     The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first three quarters of 2006 and 2005.

	Year-To-Date
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$101	$92	$10	$9
Interest cost	104	92	16	16
Expected return on plan assets	(117)	(100)	—	—
Amortization of:
Prior service cost	4	4	(6)	(6)
Actuarial loss	34	21	—	1
Curtailment charge	5	—	—	—

Net periodic benefit cost	$131	$109	$20	$20

     The Company contributed $150 to Company-sponsored pension plans in the first three quarters of 2006.

     During the quarter, the Company’s Board of Director’s approved the discontinuation of accrual of additional benefits under the Company’s cash balance formula of the Consolidated Retirement Benefit Plan (the “Cash Balance Plan”) effective January 1, 2007. Participants in the Cash Balance Plan will continue to earn interest credits on their accrued benefit plus interest as of December 31, 2006, based on average Treasury rates, but will no longer accrue cash balance pay credits under the Cash Balance Plan after December 31, 2006.

     Effective January 1, 2007, the Cash Balance Plan will be replaced with a 401(k) Retirement Savings Account, which will provide both Company matching contributions and other Company contributions based upon length of service, to eligible employees. As a result of the decision to curtail benefits under the Cash Balance Plan, the Company recognized a charge totaling $5 in the third quarter of 2006, which represented the recognition of previously unrecognized prior service costs.

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

6. INCOME TAXES

     The effective income tax rate was 37.6% for the first three quarters of 2006 and 37.0% for the first three quarters of 2005. The 2006 effective income tax rate differed from the federal statutory rate due to the effect of state taxes. The 2005 effective income tax rate differed from the federal statutory rate due to the effect of state taxes and a reduction in previously recorded tax contingency allowances.

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

     The following tables provide a reconciliation of net earnings and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share:

	Third Quarter Ended			Third Quarter Ended
	November 4, 2006			November 5, 2005
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings per basic common share	$215	712	$0.30	$185	724	$0.26
Dilutive effect of stock options, restricted
stock and warrants		8			8

Earnings per diluted common share	$215	720	$0.30	$185	732	$0.25

	Year-To-Date			Year-To-Date
	November 4, 2006			November 5, 2005
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings per basic common share	$730	718	$1.02	$676	725	$0.93
Dilutive effect of stock options, restricted
stock and warrants		7			6

Earnings per diluted common share	$730	725	$1.01	$676	731	$0.92

     The Company had options outstanding for approximately 21 shares and 24 shares during the third quarter of 2006 and 2005, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share. For the first three quarters of 2006 and 2005, the Company had options outstanding for approximately 29 and 25 shares, respectively, that were excluded from the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 99, 106, and 132(R). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. In addition, SFAS No. 158 requires an employer to measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in the year the changes occur and that those changes be recorded in comprehensive income, net of tax, as a separate component of stockholder’s equity. SFAS No. 158 also requires additional footnote disclosure. SFAS No. 158 will become effective for the Company in the fourth quarter of 2006. The Company is evaluating the effect SFAS No. 158 will have on its Consolidated Financial Statements.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43 Chapter 4,which clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs and spoilage. SFAS No. 151 became effective for the Company’s fiscal year beginning January 29, 2006. The adoption of SFAS No. 151 did not have a material effect on the Company’s Consolidated Financial Statements.

     In February 2006, the FASB issued Staff Position (“FSP”) No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event. FSP No. 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. FSP No. 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control do not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. The Company adopted the provisions of FSP No. 123(R)-4 during the first quarter of 2006. The adoption did not have a material effect on the Company’s Consolidated Financial Statements.

     In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 becomes effective for the Company’s fiscal year beginning February 4, 2007. The Company is evaluating the effect the implementation of FIN No. 48 will have on its Consolidated Financial Statements.

     In June 2006, the FASB ratified the consensus of Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-03 indicates that the income statement presentation of taxes within the scope of the Issue on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. EITF No. 06-03 becomes effective for the Company’s fiscal year beginning February 4, 2007, although earlier adoption is permitted. The Company does not expect the adoption of EITF No. 06-03 to have a material effect on its Consolidated Financial Statements.

9. GUARANTOR SUBSIDIARIES

     The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At November 4, 2006, a total of approximately $5,917 of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

     The following tables present summarized financial information as of November 4, 2006 and January 28, 2006, and for the third quarters ended, and the three quarters ended November 4, 2006 and November 5, 2005:

Condensed Consolidating
Balance Sheets
As of November 4, 2006

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$(1)	$142	$—	$141
Deposits in-transit	69	527	—	596
Accounts receivable	158	1,488	(928)	718
Inventory, net	513	4,455	—	4,968
Prepaid and other current assets	59	191	—	250

Total current assets	798	6,803	(928)	6,673

Property, plant and equipment, net	1,388	10,165	—	11,553
Goodwill	56	2,136	—	2,192
Other assets and investments	603	1,153	(1,253)	503
Investment in and advances to subsidiaries	11,679	—	(11,679)	—

Total assets	$14,524	$20,257	$(13,860)	$20,921

Current liabilities
Current portion of long-term debt including obligations under capital
leases and financing obligations	$814	$—	$—	$814
Accounts payable	1,549	4,479	(2,181)	3,847
Other current liabilities	(205)	3,133	—	2,928

Total current liabilities	2,158	7,612	(2,181)	7,589

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases
and financing obligations	6,127	—	—	6,127
Adjustment to reflect fair value interest rate hedges	20	—	—	20

Long-term debt including obligations under capital leases
and financing obligations	6,147	—	—	6,147
Other long-term liabilities	1,608	966	—	2,574

Total liabilities	9,913	8,578	(2,181)	16,310

Shareowners’ Equity	4,611	11,679	(11,679)	4,611

Total liabilities and shareowners’ equity	$14,524	$20,257	$(13,860)	$20,921

Condensed Consolidating
Balance Sheets
As of January 28, 2006

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$39	$171	$—	$210
Deposits in-transit	46	442	—	488
Accounts receivable	1,088	526	(928)	686
Inventory, net	460	4,026	—	4,486
Prepaid and other current assets	355	241	—	596

Total current assets	1,988	5,406	(928)	6,466

Property, plant and equipment, net	1,255	10,110	—	11,365
Goodwill	56	2,136	—	2,192
Other assets and investments	591	968	(1,100)	459
Investment in and advances to subsidiaries	10,808	—	(10,808)	—

Total assets	$14,698	$18,620	$(12,836)	$20,482

Current liabilities
Current portion of long-term debt including obligations under
capital leases and financing obligations	$554	$—	$—	$554
Accounts payable	1,363	4,215	(2,028)	3,550
Other current liabilities	(151)	2,762	—	2,611

Total current liabilities	1,766	6,977	(2,028)	6,715

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases
and financing obligations	6,651	—	—	6,651
Adjustment to reflect fair value interest rate hedges	27	—	—	27

Long-term debt including obligations under capital leases
and financing obligations	6,678	—	—	6,678
Other long-term liabilities	1,864	835	—	2,699

Total liabilities	10,308	7,812	(2,028)	16,092

Shareowners’ Equity	4,390	10,808	(10,808)	4,390

Total liabilities and shareowners’ equity	$14,698	$18,620	$(12,836)	$20,482

Condensed Consolidating
Statements of Operations
For the Quarter Ended November 4, 2006

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$2,094	$12,834	$(229)	$14,699
Merchandise costs, including warehousing and transportation	1,608	9,752	(229)	11,131
Operating, general and administrative	406	2,279	—	2,685
Rent	35	104	—	139
Depreciation and amortization	29	266	—	295

Operating profit	16	433	—	449
Interest expense	106	1	—	107
Equity in earnings of subsidiaries	283	—	(283)	—

Earnings (loss) before income tax expense	193	432	(283)	342
Income tax expense (benefit)	(22)	149	—	127

Net earnings (loss)	$215	$283	$(283)	$215

Condensed Consolidating
Statements of Operations
For the Quarter Ended November 5, 2005

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$2,013	$12,164	$(157)	$14,020
Merchandise costs, including warehousing and transportation	1,541	9,210	(155)	10,596
Operating, general and administrative	389	2,167	—	2,556
Rent	34	134	(2)	166
Depreciation and amortization	62	225	—	287

Operating profit (loss)	(13)	428	—	415
Interest expense	113	1	—	114
Equity in earnings of subsidiaries	381	—	(381)	—

Earnings (loss) before income tax expense	255	427	(381)	301
Income tax expense	70	46	—	116

Net earnings	$185	$381	$(381)	$185

Condensed Consolidating
Statements of Operations
For the Three Quarters Ended November 4, 2006

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$7,045	$42,952	$(745)	$49,252
Merchandise costs, including warehousing and transportation	5,669	32,463	(745)	37,387
Operating, general and administrative	1,357	7,505	—	8,862
Rent	111	377	—	488
Depreciation and amortization	110	863	—	973

Operating profit (loss)	(202)	1,744	—	1,542
Interest expense	367	5	—	372
Equity in earnings of subsidiaries	1,233	—	(1,233)	—

Earnings (loss) before income tax expense	664	1,739	(1,233)	1,170
Income tax expense (benefit)	(66)	506	—	440

Net earnings	$730	$1,233	$(1,233)	$730

Condensed Consolidating
Statements of Operations
For the Three Quarters Ended November 5, 2005

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$6,502	$39,992	$(661)	$45,833
Merchandise costs, including warehousing and transportation	5,173	29,985	(655)	34,503
Operating, general and administrative	1,251	7,129	—	8,380
Rent	123	397	(6)	514
Depreciation and amortization	104	865	—	969

Operating profit (loss)	(149)	1,616	—	1,467
Interest expense	387	7	—	394
Equity in earnings of subsidiaries	1,149	—	(1,149)	—

Earnings (loss) before income tax expense	613	1,609	(1,149)	1,073
Income tax expense (benefit)	(63)	460	—	397

Net earnings	$676	$1,149	$(1,149)	$676

 Condensed Consolidating
 Statements of Cash Flows
 For the Quarter Ended November 4, 2006

		Guarantor
	The Kroger Co.	Subsidiaries	Consolidated
Net cash provided by operating activities	$(75)	$1,906	$1,831

Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(100)	(1,078)	(1,178)
Other	60	26	86

Net cash used by investing activities	(40)	(1,052)	(1,092)

Cash flows from financing activities:
Dividends paid	(94)	—	(94)
Proceeds from issuance of debt	280	—	280
Reductions in debt	(543)	—	(543)
Proceeds from issuance of capital stock	89	—	89
Treasury stock purchases	(527)	—	(527)
Other	(1)	(12)	(13)
Net change in advances to subsidiaries	871	(871)	—

Net cash provided (used) by financing activities	75	(883)	(808)

Net decrease in cash	(40)	(29)	(69)
Cash:
Beginning of year	39	171	210

End of quarter	$(1)	$142	$141

 Condensed Consolidating
 Statements of Cash Flows
 For the Quarter Ended November 5, 2005

		Guarantor
	The Kroger Co.	Subsidiaries	Consolidated
Net cash provided by operating activities	$1,071	$978	$2,049

Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(125)	(886)	(1,011)
Other	17	22	39

Net cash used by investing activities	(108)	(864)	(972)

Cash flows from financing activities:
Proceeds from issuance of debt	13	—	13
Reductions in debt	(657)	(33)	(690)
Proceeds from issuance of capital stock	76	—	76
Treasury stock purchases	(202)	—	(202)
Other	1	(182)	(181)
Net change in advances to subsidiaries	(201)	201	—

Net cash used by financing activities	(970)	(14)	(984)

Net increase (decrease) in cash	(7)	100	93
Cash:
Beginning of year	32	112	144

End of quarter	$25	$212	$237

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

     Insurance— The Company’s workers’ compensation risks are self-insured in certain states. In addition, other workers’ compensation risks and certain levels of insured general liability risks are based on retrospective premium plans, deductible plans, and self-insured retention plans. The liability for workers’ compensation risks is accounted for on a present value basis. The liability for general liability risks is not present-valued. Actual claim settlements and expenses incident thereto may differ from the provisions for loss.

     The Company is self-insured for property-related losses. The Company has purchased stop-loss coverage to limit its exposure to losses in excess of $25 on a per claim basis, except in the case of an earthquake, for which stop-loss coverage is $50 per claim, up to $200 per claim in California and $300 outside of California.

     Litigation— In December, 2005, the United States Attorney’s Office for the Central District of California notified the Company that a federal grand jury had returned an indictment against Ralphs Grocery Company (“Ralphs”), a wholly-owned subsidiary of The Kroger Co., with regard to Ralphs’ hiring practices during the labor dispute from October 2003 through February 2004 (United States of America v. Ralphs Grocery Company, United States District Court for the Central District of California, CR No. 05-1210 PA). The indictment alleged a criminal conspiracy and other criminal activity resulting in some locked-out employees being allowed or encouraged to work under false identities or false Social Security numbers, despite Company policy forbidding such conduct. In addition, these alleged hiring practices were the subject of claims that Ralphs’ conduct of the lockout was unlawful, and that Ralphs is liable under the National Labor Relations Act (“NLRA”). The Los Angeles Regional Office of the National Labor Relations Board (“NLRB”) notified the charging parties that all charges alleging that Ralphs’ lockout violated the NLRA have been dismissed. That decision was appealed by the charging parties to the General Counsel of the NLRB.

     On June 30, 2006, Ralphs entered into an agreement that included a plea of guilty to some of the charges in the indictment. That agreement resolved both the criminal litigation with Ralphs and the NLRB proceedings upon approval by the Court on October 16, 2006. On October 20, 2006, the NLRB’s general counsel approved the withdrawal of the unfair labor practice charges pending against Ralphs. On October 20, 2006, Ralphs paid a fine of $20 million and established a restitution fund of $50 million. These matters were finally resolved on November 14, 2006 when Ralphs was sentenced to three years probation.

     On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”), which was designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California, violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. On May 25, 2005, the Court denied a motion for a summary judgment filed by the defendants. Ralphs and the other defendants filed a notice of an interlocutory appeal to the United States Court of Appeals for the Ninth Circuit. On November 29, 2005, the appellate court dismissed the appeal. On December 7, 2006, the Court denied a motion for summary judgment filed by the State of California. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent to the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

     Guarantees– The Company periodically enters into real estate joint ventures in connection with the development of certain properties. The Company usually sells its interest in such partnerships upon completion of the projects. As of November 4, 2006, the Company was a partner with 50% ownership in two real estate joint ventures for which it has guaranteed approximately $6 of debt incurred by the ventures. Based on the covenants underlying this indebtedness as of November 4, 2006, it is unlikely that the Company will be responsible for repayment of these obligations.

     Assignments –The Company is contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. The Company could be required to satisfy obligations under leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of the Company’s assignments among third parties, and various other remedies available, the Company believes the likelihood that it will be required to satisfy a material amount of these obligations is remote.

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

     The Company contributed $150 to its Company-sponsored pension plans in the first three quarters of 2006. The Company expects these contributions will reduce its minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions. The Company is currently evaluating the effect, if any, that the Pension Protection Act of 2006 will have on future funding requirements.

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

11. FAIR VALUE INTEREST RATE HEDGES

     In 2003, the Company reconfigured a portion of its interest derivative portfolio by terminating six interest rate swap agreements that were accounted for as fair value hedges. Approximately $114 of proceeds received as a result of these terminations were recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt. As of November 4, 2006, the unamortized balances totaled approximately $50.

     At the end of the third quarter of 2006, the Company maintained six interest rate swap agreements that are being accounted for as fair value hedges. As of November 4, 2006, liabilities totaling $30 have been recorded to reflect the fair value of these agreements, offset by reductions in the fair value of the underlying debt. In addition, the Company maintained three forward-starting interest rate swap agreements, with an aggregate notional amount totaling $750. As of November 4, 2006, assets totaling $8 have been recorded to reflect the fair value of these agreements, offset by increases in Other Comprehensive Income.

12. SUBSEQUENT EVENTS

     On November 15, 2006, the Company entered into a new $2.5 billion, five-year credit agreement that terminates in 2011. The Company entered into the agreement to replace its two existing credit agreements, to consolidate them into one five-year facility, and to make improvements to its pricing grid as well as other modifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

     Third quarter total sales increased 4.8% to $14.7 billion. Identical supermarket sales increased 4.9% with fuel and 5.3% without fuel. Supermarket retail fuel prices were about 10% lower this year versus last year, which accounts for the lower growth rate when including fuel. The growth in sales is broad-based across the Company’s regional divisions and among the departments of the store. We experienced particularly strong growth in Produce, Natural Foods, Deli/Bakery, Pharmacy, and Seafood.

     Our fuel business had a strong quarter – in both gallons and margin. While fuel margins for the quarter were strong, on a year-to-date basis they were more normalized.

     For the third quarter of 2006, net earnings totaled $215 million, or $0.30 per diluted share. These results included $0.01 per diluted share due to the adoption of the fair value provisions of SFAS No. 123(R) for recognizing stock option expense. Net earnings for the first three quarters of 2006 totaled $730 million. These results included expense of $0.04 per diluted share due to the adoption of the provisions of SFAS No. 123(R) and $0.03 per diluted share in the first quarter for increased legal reserves associated with the legal proceedings arising from hiring practices at our Ralphs subsidiary during the 2003-2004 labor dispute.

     Our results demonstrate Kroger’s strategic plan to consistently deliver strong, sustainable growth over time. We continue to increase sales and invest in lower prices for our customers. We are balancing operating cost reductions with investments aimed at improving the overall shopping experience.

     Based on our year-to-date financial performance and sustained sales momentum, we now anticipate identical supermarket sales growth will exceed 5.0% for the fourth quarter, excluding fuel. We also raised our guidance for earnings per share growth in 2006 to 8-10%, including the legal reserve charged in the first quarter and the 53rd week in the fiscal year.

RESULTS OF OPERATIONS

   Net Earnings

     Net earnings totaled $215 million for the third quarter of 2006, an increase of 16.2% from net earnings of $185 million for the third quarter of 2005. Net earnings totaled $730 million for the first three quarters of 2006, an increase of 8.0% from net earnings of $676 million for the first three quarters of 2005. The increase in our quarter and year-to-date net earnings was the result of leveraging our fixed costs by strong identical sales growth and improvements in net interest and rent expense, offset by stock option expense, charges recorded to increase legal reserves during the first quarter, and a LIFO charge of $30 million booked in the third quarter of 2006 compared to $8 million in the third quarter of 2005.

     Earnings of $0.30 per diluted share for the third quarter of 2006, including $0.01 per diluted share for stock option expense, represented an increase of 20.0% over net earnings of $0.25 per diluted share for the third quarter of 2005. Earnings of $1.01 per diluted share for the first three quarters of 2006 represented an increase of 9.8% over net earnings of $0.92 for the first three quarters of 2005. Earnings per share growth resulted from increased net earnings and the repurchase of 27 million shares of our stock over the past four quarters.

Sales

Total Sales
(in millions)
	Third quarter				Year-To-Date
		Percentage		Percentage		Percentage		Percentage
	2006	Increase	2005	Increase	2006	Increase	2005	Increase
Total supermarket sales
without fuel	$12,815.9	5.4%	$12,156.8	4.9%	$42,795.8	5.9%	$40,413.0	4.4%
Total supermarket fuel sales	1,012.3	2.5%	987.9	70.0%	3,464.5	26.7%	2,733.4	55.2%

Total supermarket sales	$13,828.2	5.2%	$13,144.7	8.0%	$46,260.3	7.2%	$43,146.4	6.6%
Other sales(1)	870.6	(0.6)%	875.8	27.9%	2,992.1	11.4%	2,687.0	19.0%

Total sales	$14,698.8	4.8%	$14,020.5	9.1%	$49,252.4	7.5%	$45,833.4	7.2%

(1)	Other sales primarily relate to sales at convenience stores, including fuel, jewelry stores and sales by our manufacturing plants to outside firms.

     The change in our total sales was primarily the result of identical store sales increases and inflation in some perishable commodities. Deflation in retail fuel prices caused identical sales growth including supermarket fuel sales to be less than identical sales growth excluding supermarket fuel sales for the third quarter, as illustrated in the table below. Increased transaction count and average transaction size in the third quarter of 2006 were both responsible for our increases in identical supermarket sales, excluding fuel.

     We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage. Our identical supermarket sales results are summarized in the table below. The identical supermarket dollar figures presented were used to calculate third quarter 2006 percent changes.

Identical Supermarket Sales
(in millions)

	Third quarter
	2006	2005
Including fuel centers	$13,307.5	$12,688.2
Excluding fuel centers	$12,349.2	$11,723.1

Including fuel centers	4.9%	6.6%
Excluding fuel centers	5.3%	3.7%

     We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations. Our comparable supermarket sales results are summarized in the table below. The comparable supermarket dollar figures presented were used to calculate the third quarter 2006 percent changes.

Comparable Supermarket Sales
(in millions)

	Third quarter
	2006	2005
Including fuel centers	$13,615.1	$12,947.1
Excluding fuel centers	$12,623.0	$11,963.4

Including fuel centers	5.2%	7.3%
Excluding fuel centers	5.5%	4.3%

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

     Our FIFO gross margin rate was 24.48% for both the third quarters of 2006 and 2005. Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales. Excluding the effect of retail fuel operations, our third quarter FIFO gross margin rate decreased 12 basis points compared to the third quarter of 2005, as we continue to reinvest operating cost savings in lower prices for our customers.

     Our FIFO gross margin rate declined 58 basis points to 24.20% for the first three quarters of 2006 from 24.78% for the first three quarters of 2005. Of this decline, the effect of fuel sales accounted for a 33 basis point reduction in our FIFO gross margin rate. On a year-to-date basis, improvements in advertising and warehousing costs helped offset slightly higher energy costs and our investments in targeted retail price reductions for our customers, including some targeted investments in select markets to take advantage of market share opportunities.

   Operating, General and Administrative Expenses

     Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs. Among other items, rent expense, depreciation and amortization expense, and interest expense are not included in OG&A. OG&A expenses, as a percent of sales, increased four basis points to 18.27% for the third quarter of 2006 from 18.23% for the third quarter of 2005. The effect of retail fuel operations accounted for a 10 basis point increase in our OG&A rate, reflecting the deflation we experienced in retail fuel prices. Excluding the effect of retail fuel operations and stock option expense, OG&A declined 17 basis points. This decline was driven by leveraging identical sales growth and by progress we have made in controlling our health care costs, offset by continued pressure in pension expense and credit card fees.

     OG&A expenses, as a percent of sales, decreased 29 basis points to 17.99% for the first three quarters of 2006 from 18.28% for the first three quarters of 2005. Of this decline, fuel sales accounted for a 27 basis point reduction in our OG&A rate. Similar to third quarter trends, year-to-date declining rates on non-fuel sales reflected strong identical supermarket sales and good cost control.

   Rent Expense

     Rent expense was $139 million, or 0.95% of sales, for the third quarter of 2006, compared to $166 million, or 1.19% of sales, for the third quarter of 2005. For the year-to-date period, rent expense was $488 million, or 0.99% of total sales in 2006, compared to $514 million, or 1.12% of sales, in 2005. The decrease in rent expense in the third quarter of 2006, compared to the third quarter of 2005, was primarily due to higher closed-store future rent liabilities booked in the third quarter of 2005 compared to the third quarter of 2006.

   Depreciation Expense

     Depreciation expense was $295 million, or 2.01% of total sales, for the third quarter of 2006 compared to $287 million, or 2.05% of total sales, for the third quarter of 2005. Depreciation expense was $973 million, or 1.97% of total sales, for the first three quarters of 2006 compared to $969 million, or 2.12% of total sales, for the first three quarters of 2005. The increase in depreciation expense, in total dollars, was the result of increased capital expenditures during the first three quarters of 2006 compared to the first three quarters of 2005. The decrease in depreciation expense, as a percent of sales, was the result of leverage obtained from strong identical supermarket sales growth.

   Interest Expense

     Net interest expense was $107 million, or 0.73% of total sales, and $114 million, or 0.81% of total sales, in the third quarter of 2006 and 2005, respectively. For the year-to-date period, interest expense was $372 million, or 0.75% of total sales, in 2006 and $394 million, or 0.86% of total sales, in 2005. The reduction in net interest expense for both the quarter and year-to-date periods of 2006, when compared to the same periods of 2005, resulted from a $299 million reduction in total debt at November 4, 2006 compared to November 5, 2005, and higher temporary cash investment balances, on average, during the year.

   Income Taxes

     Our effective income tax rate was 37.2% for the third quarter of 2006 and 38.4% for the third quarter of 2005. For the year-to-date period, our effective income tax rate was 37.6% in 2006 and 37.0% in 2005. The 2006 effective income tax rate differed from the federal statutory rate due to the effect of state taxes. The 2005 effective income tax rate differed from the federal statutory rate due to the effect of state taxes and a reduction in previously recorded tax contingency allowances.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flow Information

Net cash provided by operating activities

     We generated $1.8 billion of cash from operating activities during the first three quarters of 2006, compared to $2.0 billion in 2005. The use of cash for increases in cash deposits in-transit, higher inventory balances and higher tax payments was offset by higher net earnings, lower contributions to Kroger sponsored pension plans and a decrease in prepaid assets. We contributed $150 million to Kroger sponsored pension plans during the first three quarters of 2006 compared to $300 million during the first three quarters of 2005. The total decrease in our prepaid assets is primarily related to the draw down of prefunded employee benefits during the first three quarters of 2006 and 2005.

Net cash used by investing activities

     Investing activities used $1.1 billion of cash during the first three quarters of 2006 compared to $1.0 billion during the first three quarters of 2005. The amount of cash used by investing activities increased in 2006 versus 2005 due to higher capital spending, partially offset by increased cash proceeds from asset sales. See “Capital Expenditures” for further discussion of our capital spending activities.

Net cash used by financing activities

     Financing activities used $808 million of cash in the first three quarters of 2006 compared to $984 million in the first three quarters of 2005. We continue our efforts to reduce outstanding debt balances and to repurchase shares of our stock, which are the uses of cash for financing activities. The decrease in the amount of cash used by financing activities was the result of decreased debt reduction, partially offset by increased treasury stock purchases. See “Debt Management” and “Common Stock Repurchase Program” sections for further details on these programs.

   Debt Management

     As of November 4, 2006, we maintained a $1.8 billion, five-year revolving credit facility that terminates in 2010 and a $700 million five-year credit facility that terminates in 2007. Outstanding borrowings under the credit agreements and commercial paper borrowings, and some outstanding letters of credit, reduced funds available under the credit agreements. In addition to the credit agreements, we maintained a $50 million money market line, borrowings under which also reduce the amount of funds available under our credit agreements. The money market line borrowings allowed us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreements. As of November 4, 2006, we had outstanding commercial paper borrowings totaling $265 million under our credit agreements and had no borrowings under the money market line. The outstanding letters of credit that reduced the funds available under our credit agreements totaled $324 million as of November 4, 2006.

     Our bank credit facilities and the indentures underlying our publicly issued debt contain various restrictive covenants. As of November 4, 2006, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

     Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $299 million to $7.0 billion as of the end of the third quarter of 2006, from $7.3 billion as of the end of the third quarter of 2005. Total debt decreased $271 million as of the end of the third quarter of 2006 from $7.2 billion as of year-end 2005. The decreases in 2006 resulted from the use of cash flow from operations to reduce outstanding debt and lower mark-to-market adjustments. We expect to fund current year debt maturities with cash on-hand.

     On November 15, 2006, we executed a new $2.5 billion, five-year revolving credit facility that terminates in 2011. We entered into the agreement to replace our two existing credit agreements, to consolidate them into one five-year facility, and to make improvements to our pricing grid and other modifications. A copy of the agreement was filed on our Form 8-K filed with the SEC on November 20, 2006.

   Common Stock Repurchase Program

     During the third quarter of 2006, we invested $232 million to repurchase 10.2 million shares of Kroger stock at an average price of $22.79 per share. For the first three quarters of 2006, we invested $527 million to repurchase 24.5 million shares of Kroger stock at an average price of $21.57 per share. These shares were reacquired under three separate stock repurchase programs. The first is a $500 million stock repurchase program that was authorized by Kroger’s Board of Directors on September 16, 2004. The second is a $500 million repurchase program that was authorized by Kroger’s Board of Directors on May 4, 2006, which replaced the prior $500 million authorization. The third is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. During the first three quarters of 2006, we purchased approximately 13.7 million shares, totaling $284 million, under our $500 million stock repurchase programs and we purchased an additional 10.8 million shares, totaling $243 million, under our program to repurchase common stock funded by the proceeds and tax benefits from stock option exercises. As of November 4, 2006, we had approximately $323 million remaining under the May 2006 repurchase program.

CAPITAL EXPENDITURES

     Capital expenditures totaled $415 million for the third quarter of 2006 compared to $337 million for the third quarter of 2005. Year-to-date, capital expenditures, excluding acquisitions, totaled $1.2 billion in 2006 and $1.0 billion in 2005. During the third quarter of 2006, we opened, acquired, expanded or relocated 10 food stores and also completed 39 within-the-wall remodels. In total, we operated 2,473 supermarkets and multi-department stores at the end of the third quarter of 2006 compared to 2,510 at the end of the third quarter of 2005. Total food store square footage decreased 0.2% from the third quarter of 2005. Excluding acquisitions and operational closings, total food store square footage increased 1.4% over the third quarter of 2005.

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

   Stock-Based Compensation Expense

     Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method, and therefore have not restated results for prior periods. Under this method, we recognize compensation expense for all share-based payments granted after January 29, 2006, as well as all share-based payments granted prior to, but not yet vested, as of January 29, 2006, in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and the disclosure provisions of SFAS No. 123.

We recognized compensation expense for all share-based awards described above using the straight-line attribution method applied to the fair value of each option grant, over the requisite service period associated with each award. The requisite service period is typically consistent with the vesting period, except as noted below. Because awards typically vest evenly over the requisite service period, compensation cost recognized through November 4, 2006 is at least equal to the grant-date fair value of the vested portion of all outstanding options.

     The weighted-average fair value of stock options granted during the first three quarters ended November 4, 2006 and November 5, 2005, was $6.90 and $7.70, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of our stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

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

     Under SFAS No. 123(R), we record expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the grant date of the award.

     Total stock compensation recognized in the three quarters ended November 4, 2006 was $55 million, pre-tax. This included $40 million related to stock options and $15 million related to restricted shares. A total of $12 million of the restricted stock expense was attributable to the wider distribution of restricted shares in the first quarter 2006 grant of share-based awards, and the remaining $3 million of restricted stock expense related to previously issued restricted stock. As a result, the incremental compensation expense attributable to the adoption of SFAS No. 123(R) in the first three quarters of 2006 was $52 million, pre-tax, or $32 million and $0.03 per basic and diluted share, after tax. Stock compensation expense recognized in the three quarters ended November 5, 2005, related entirely to restricted stock grants, was $6 million. These costs were recognized as operating, general and administrative costs in our Consolidated Statements of Operations for the three quarters ended November 4, 2006 and November 5, 2005. The cumulative effect of applying a forfeiture rate to unvested restricted shares at January 29, 2006 was not material. The pro forma earnings effect of stock options in the prior year, in accordance with SFAS No. 123, is described below.

     If compensation cost for our stock option plans for the quarter ended November 5, 2005, and the three quarters then ended, had been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, our net earnings and diluted earnings per common share would have been reduced to the pro forma amounts below:

	2005
	Third	Year-To-
(In millions, except per share amounts)	Quarter	Date
Net earnings, as reported	$185	$676
Add: Stock-based compensation expense included in net earnings, net of income tax benefits	1	4
Subtract: Total stock-based compensation expense determined under fair value method for all awards,
net of income tax benefits	(9)	(26)

Pro forma net earnings	$177	$654

Net earnings per basic common share, as reported	$0.26	$0.93
Pro forma earnings per basic common share	$0.25	$0.90

Net earnings per diluted common share, as reported	$0.25	$0.92
Pro forma earnings per diluted common share	$0.24	$0.89

     As of November 4, 2006, there was $104 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our stock option plans. We expect this cost to be recognized over a weighted-average period of approximately one year. The total fair value of options that vested was $35 million for the three quarters ended November 4, 2006 and November 5, 2005.

     For share-based awards granted prior to the adoption of SFAS No. 123(R), our stock option grants generally contained retirement-eligibility provisions that caused the options to vest on the earlier of the stated vesting date or retirement. Compensation expense was calculated over the stated vesting periods, regardless of whether certain employees became retirement-eligible during the respective vesting periods. Upon the adoption of SFAS No. 123(R), we continued this method of recognizing compensation expense for those awards granted prior to the adoption of SFAS No. 123(R). For awards granted on or after January 29, 2006, options vest based on the stated vesting date, even if an employee retires prior to the vesting date. However, the requisite service period ends on the employee’s retirement-eligible date. As a result, we will recognize expense for stock option grants containing such retirement-eligibility provisions over the shorter of the vesting period or the period until employees become retirement-eligible (the requisite service period). As a result of retirement-eligibility provisions in stock option awards granted on or after January 29, 2006, approximately $6 million of compensation cost was recognized in the first three quarters of 2006 prior to the completion of stated vesting periods.

     Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares. We expect to fund these exercises with treasury shares.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 99, 106, and 132(R). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. In addition, SFAS No. 158 requires an employer to measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in the year the changes occur and that those changes be recorded in comprehensive income, net of tax, as a separate component of stockholder’s equity. SFAS No. 158 also requires additional footnote disclosure. SFAS No. 158 will become effective for Kroger in the fourth quarter of 2006. We are evaluating the effect SFAS No. 158 will have on our Consolidated Financial Statements.

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

     In February 2006, the FASB issued Staff Position (“FSP”) No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event. FSP No. 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. FSP No. 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. We adopted the provisions of FSP No. 123(R)-4 during the first quarter of 2006. The adoption did not have a material effect on our Consolidated Financial Statements.

     In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 becomes effective for our fiscal year beginning February 4, 2007. We are evaluating the effect the implementation of FIN No. 48 will have on our Consolidated Financial Statements.

     In June 2006, the FASB ratified the consensus of Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-03 indicates that the income statement presentation of taxes within the scope of the Issue on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. EITF No. 06-03 becomes effective for our fiscal year beginning February 4, 2007, although earlier adoption is permitted. We do not expect the adoption of EITF No. 06-03 to have a material effect on our Consolidated Financial Statements.

OUTLOOK

     This discussion and analysis contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected change in net earnings; identical sales growth; expected pension plan contributions; our ability to generate operating cash flow; projected capital expenditures; square footage growth; opportunities to reduce costs; cash flow requirements; and our operating plan for the future; and are indicated by words such as “comfortable,” “committed,” “will,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” “plan,” “striving,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

  We expect earnings per share growth of approximately 8%-10% in 2006. Based on current results, we are striving for the upper end of this range. This estimate includes the effect of the increased legal reserves recorded in the first quarter, which reduced net earnings per diluted share by $0.03, the effect of a 53rd week in fiscal 2006, which we anticipate will increase net earnings approximately $0.05 per diluted share, and the expensing of stock options, which we anticipate will reduce net earnings $0.06 per diluted share in 2006.

  We expect identical food store sales growth, excluding fuel sales, to exceed 5.0% for the fourth quarter of 2006.

  In fiscal 2006, we will continue to focus on sales growth and balancing investments in gross margin and improved customer service to provide a better shopping experience for our customers with operating cost reductions. We expect operating margins in California to improve slightly due to the continued recovery in that market, although we expect improvement in 2006 will be less than in 2005.

  We plan to use, over the long-term, one-third of cash flow for debt reduction and two-thirds for stock repurchase and payment of cash dividends.

  We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

  Capital expenditures reflect our strategy of growth through expansion and acquisition, as well as focusing on productivity increase from our existing store base through remodels. In addition, we will continue our emphasis on self-development and ownership of real estate, logistics, and technology improvements. The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising, and buying practices, and should reduce merchandising costs. We intend to continue using cash flow from operations to finance capital expenditure requirements. We expect capital investment, excluding acquisitions, to be in the range of $1.7-$1.9 billion for 2006. We anticipate it will be toward the lower end of this range. We expect total food store square footage to grow 1.5%-2% before acquisitions and operational closings. Including operational closings and excluding acquisitions, we expect total food store square footage to remain consistent with 2005.

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

     Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

  We have various labor agreements expiring in 2006, covering smaller groups of associates than those contracts negotiated in 2005. In 2007, we have labor agreements expiring in southern California, Cincinnati, Detroit, Houston, Memphis, Toledo, Seattle and West Virginia. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. In addition, we expect to complete a transaction in January 2007 conveying the warehouse and transportation operations in Louisville to third parties. Upon completion of the transaction, the union representing employees there will no longer be bound by its no-strike agreement and may, unless it enters into new agreements with the third parties, call a strike. A prolonged work stoppage affecting a substantial number of stores would have a material adverse effect on our results.

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

  We have estimated our exposure to the claims and litigation arising in the normal course of business, as well as in material litigation facing the Company, and believe we have made adequate provisions for them where it is reasonably possible to estimate and where we believe an adverse outcome is probable. Unexpected outcomes in these matters could have an adverse effect on our results.

  The proportion of cash flow used to reduce outstanding debt, repurchase common stock or pay a cash dividend may be affected by the amount of outstanding debt available to redeem, the maturity dates of our debt, changes in borrowing rates and the market price of Kroger common stock.

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

  Changes in our product mix may negatively affect certain financial indicators. For example, we continue to add supermarket fuel centers to our store base. Since gasoline generates low profit margins, including generating decreased margins as the market price increases, we expect to see our FIFO gross profit margins decline as gasoline sales increase. Although this negatively affects our FIFO gross margin, gasoline sales could provide a positive effect on operating, general and administrative expenses as a percent of sales.

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

     We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly for 2006 and 2007.

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

Item 4. Controls and Procedures.

     The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 4, 2006. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

     In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended November 4, 2006, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Litigation — In December, 2005, the United States Attorney’s Office for the Central District of California notified the Company that a federal grand jury had returned an indictment against Ralphs Grocery Company (“Ralphs”), a wholly-owned subsidiary of The Kroger Co., with regard to Ralphs’ hiring practices during the labor dispute from October 2003 through February 2004 (United States of America v. Ralphs Grocery Company, United States District Court for the Central District of California, CR No. 05-1210 PA). The indictment alleged a criminal conspiracy and other criminal activity resulting in some locked-out employees being allowed or encouraged to work under false identities or false Social Security numbers, despite Company policy forbidding such conduct. In addition, these alleged hiring practices were the subject of claims that Ralphs’ conduct of the lockout was unlawful, and that Ralphs is liable under the National Labor Relations Act (“NLRA”). The Los Angeles Regional Office of the National Labor Relations Board (“NLRB”) notified the charging parties that all charges alleging that Ralphs’ lockout violated the NLRA have been dismissed. That decision was appealed by the charging parties to the General Counsel of the NLRB.

     On June 30, 2006, Ralphs entered into an agreement that included a plea of guilty to some of the charges in the indictment. That agreement resolved both the criminal litigation with Ralphs and the NLRB proceedings upon approval by the Court on October 16, 2006. On October 20, 2006, the NLRB’s general counsel approved the withdrawal of the unfair labor practice charges pending against Ralphs. On October 20, 2006, Ralphs paid a fine of $20 million and established a restitution fund of $50 million. These matters were finally resolved on November 14, 2006 when Ralphs was sentenced to three years probation.

     On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”), which was designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California, violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. On May 25, 2005, the Court denied a motion for a summary judgment filed by the defendants. Ralphs and the other defendants filed a notice of an interlocutory appeal to the United States Court of Appeals for the Ninth Circuit. On November 29, 2005, the appellate court dismissed the appeal. On December 7, 2006, the Court denied a motion for summary judgment filed by the State of California. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent to the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
ISSUER PURCHASES OF EQUITY SECURITIES
				Maximum
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(3)
Period(1)	Purchased	Share	or Programs(2)	(in millions)
First four weeks
August 13, 2006 to September 9, 2006	1,702,399	$23.31	1,698,000	$376
Second four weeks
September 10, 2006 to October 7, 2006	5,638,226	$22.79	5,629,000	$347
Third four weeks
October 8, 2006 to November 4, 2006	2,855,000	$22.49	2,855,000	$323
Total	10,195,625	$22.79	10,182,000	$323

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of 2006 contained three 28-day periods.
(2)	Shares were repurchased under (i) a $500 million stock repurchase program, authorized by the Board of Directors on May 4, 2006, and (ii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option plans which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. Total shares purchased includes shares that were surrendered to the Company by participants in the Company’s long-term incentive plans to pay for taxes on restricted stock awards.
(3)	Amounts shown in this column reflect amounts remaining under the $500 million stock repurchase program referenced in clause (i) of Note 2 above. Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

Item 5. Other Information.

(a)

On September 1, 2006, James A. Runde was elected to serve on the Company’s Board of Directors, and such election was reported on Kroger’s Form 8-K filed on September 5, 2006. At that time, Mr. Runde was not appointed to serve on any committees. Effective September 14, 2006, Mr. Runde was appointed to serve on the Compensation and Financial Policy Committees.

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

THE KROGER CO.

Dated:	December 14, 2006	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated:	December 14, 2006	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1	-	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

Exhibit 3.2	-	Regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

Exhibit 4.1	-	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 31.1	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

Exhibit 31.2	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

Exhibit 32.1	-	Section 1350 Certifications.

Exhibit 99.1	-	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.