Form 10-K
period 2007-02-03
KROGER CO
filed 2007-04-04
CIK 56873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended February 3, 2007.

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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of August 12, 2006: $16,271 million. There were 709,560,479 shares of Common Stock ($1 par value) outstanding as of March 30, 2007.

Documents Incorporated by Reference:

Proxy statement to be filed pursuant to Regulation 14A of the Exchange Act on or before June 4, 2007, incorporated by reference into Part III of Form 10-K.

PART I

ITEM 1.     BUSINESS.

     The Kroger Co. was founded in 1883 and incorporated in 1902. As of February 3, 2007, the Company was one of the largest retailers in the United States based on annual sales. The Company also manufactures and processes some of the food for sale in its supermarkets. The Company’s principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202, and its telephone number is (513) 762-4000. The Company maintains a web site (www.kroger.com) that includes additional information about the Company. The Company makes available through its web site, free of charge, its annual reports on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K, including amendments thereto. These forms are available as soon as reasonably practicable after the Company has filed or furnished them electronically with the SEC.

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

EMPLOYEES

     The Company employs approximately 310,000 full and part-time employees. A majority of the Company’s employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 320 such agreements, usually with terms of three to five years.

     During fiscal 2007, the Company has major labor contracts expiring in southern California, Cincinnati, Detroit, Houston, Memphis, Toledo, Seattle and West Virginia. Negotiations in 2007 will be challenging as the Company must have competitive cost structures in each market while meeting our associates’ needs for good wages and affordable health care.

STORES

     As of February 3, 2007, the Company operated, either directly or through its subsidiaries, 2,468 supermarkets and multi-department stores, 631 of which had fuel centers. Approximately 39% of these supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land. The Company’s current strategy emphasizes self-development and ownership of store real estate. The Company’s stores operate under several banners that have strong local ties and brand equity. Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; price impact warehouses; or marketplace stores.

     The combo stores are the primary food store format. They are typically able to earn a return above the Company’s cost of capital by drawing customers from a 2 – 2½ mile radius. The Company believes this format is successful because the stores are large enough to offer the specialty departments that customers desire for one-stop shopping, including natural food and organic sections, pharmacies, general merchandise, pet centers and high-quality perishables such as fresh seafood and organic produce. Many combo stores include a fuel center.

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

     In addition to supermarkets, the Company operates, either directly or through subsidiaries, 779 convenience stores and 412 fine jewelry stores. Substantially all of our fine jewelry stores are operated in leased locations. Subsidiaries operated 687 of the convenience stores, while 92 were operated through franchise agreements. Approximately 44% of the convenience stores operated by subsidiaries were operated in Company-owned facilities. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline.

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

MERCHANDISING AND MANUFACTURING

     Corporate brand products play an important role in the Company’s merchandising strategy. Supermarket divisions typically stock approximately 11,000 private label items. The Company’s corporate brand products are produced and sold in three quality “tiers.” Private Selection is the premium quality brand designed to be a unique item in a category or to meet or beat the “gourmet” or “upscale” brands. The “banner brand” (Kroger, Ralphs, King Soopers, etc.), which represents the majority of the Company’s private label items, is designed to be equal to or better than the national brand and carries the “Try It, Like It, or Get the National Brand Free” guarantee. Kroger Value is the value brand, designed to deliver good quality at a very affordable price.

     Approximately 55% of the corporate brand units sold are produced in the Company’s manufacturing plants; the remaining corporate brand items are produced to the Company’s strict specifications by outside manufacturers. The Company performs a “make or buy” analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of February 3, 2007, the Company operated 42 manufacturing plants. These plants consisted of 18 dairies, 11 deli or bakery plants, five grocery product plants, three beverage plants, three meat plants and two cheese plants.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The disclosure regarding executive officers is set forth in Item 10 of Part III of this Form 10-K under the heading “Executive Officers of the Company,” and is incorporated herein by reference.

ITEM 1A.     RISK FACTORS.

     There are risks and uncertainties that can affect our business. The significant risk factors are discussed below. Please also see the “Outlook” section in Item 7 of this Form 10-K for forward-looking statements and factors that could cause us not to realize our goals or meet our expectations.

COMPETITIVE ENVIRONMENT

     The operating environment for the food retailing industry continues to be characterized by intense price competition, aggressive supercenter expansion, increasing fragmentation of retail formats, entry of non-traditional competitors and market consolidation. Additionally, consumers are increasingly looking to restaurants to fulfill their food product needs. We have developed a strategic plan that we believe is a balanced approach that will enable Kroger to meet the wide-ranging needs and expectations of our customers. However, the nature and extent to which our competitors implement various pricing and promotional activities in response to increasing competition - including our execution of our strategic plan - and our response to these competitive actions, can adversely affect our profitability.

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

     We are a party to approximately 320 collective bargaining agreements. We have major contracts expiring in 2007 in southern California, Cincinnati, Detroit, Houston, Memphis, Toledo, Seattle and West Virginia. In future negotiations with labor unions, we expect that rising health care, pension and employee benefit costs, among other issues, will continue to be important topics for negotiation. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate acceptable contracts with labor unions. This could significantly disrupt our operations. Further, if we are unable to control health care, pension and wage costs, or gain operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

STRATEGY EXECUTION

     Our strategy focuses on improving our customers’ shopping experience through enhanced service, product selection and value. Successful execution of this strategy requires a balance between sales growth and earnings growth. Maintaining this strategy requires the ability to identify and execute plans to generate cost savings and productivity improvements that can be invested in the merchandising and pricing initiatives necessary to support our customer-focused programs, as well as recognizing and implementing organizational changes as required. If we are unable to execute our plans, or if our plans fail to meet our customers’ expectations, our sales and earnings growth expectations could be adversely affected.

DATA AND TECHNOLOGY

     Our business is increasingly dependent on information technology systems that are complex and vital to continuing operations. If we were to experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary data that, if breached, would have an adverse effect on Kroger.

INDEBTEDNESS

     As of year-end 2006, Kroger’s outstanding indebtedness, including capital leases and financing obligations, totaled approximately $7.1 billion. This indebtedness could reduce our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to economic downturns and competitive pressures. If debt markets do not permit us to refinance certain maturing debt, we may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness. Changes in our credit ratings, or in the interest rate environment, could have an adverse effect on our financing costs and structure.

LEGAL PROCEEDINGS

     From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims and other proceedings. Some of these proceedings, including product liability cases, could result in a substantial loss to Kroger in the event that other potentially responsible parties are unable (for financial reasons or otherwise) to satisfy a judgment entered against them. Others purport to be brought as class actions on behalf of similarly situated parties. We estimate our exposure to these legal proceedings and establish accruals for the estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. While we currently do not expect any outstanding legal proceedings to have a material effect on the financial condition of Kroger, unexpected outcomes in these legal proceedings, or changes in our evaluations or predictions about the proceedings, could have a material adverse effect on our financial results. Please also refer to the “Legal Proceedings” section in Item 3 below.

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

INSURANCE

     We use a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, automobile and general liability, property, director and officers’ liability, and employee health care benefits. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect ultimate settlements of claims.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

     None.

ITEM 2.     PROPERTIES.

     As of February 3, 2007, the Company operated more than 3,500 owned or leased supermarkets, convenience stores, fine jewelry stores, distribution warehouses and food processing facilities through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. A majority of the properties used to conduct the Company’s business are leased.

     The Company generally owns store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment. The total cost of the Company’s owned assets and capitalized leases at February 3, 2007, was $20,982 million while the accumulated depreciation was $9,203 million.

     Leased premises generally have base terms ranging from ten-to-twenty years with renewal options for additional periods. Some options provide the right to purchase the property after conclusion of the lease term. Store rentals are normally payable monthly at a stated amount or at a guaranteed minimum amount plus a percentage of sales over a stated dollar volume. Rentals for the distribution, processing and miscellaneous facilities generally are payable monthly at stated amounts. For additional information on lease obligations, see Note 8 to the Consolidated Financial Statements.

ITEM 3.     LEGAL PROCEEDINGS.

     On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue. The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code. The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase. The Company has strong arguments in favor of its position, but due to the inherent uncertainty involved in the litigation process, an adverse decision that could have a material adverse effect on the Company’s financial results is a possible outcome. As of February 3, 2007, an adverse decision would require a cash payment of approximately $363 million, including interest.

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

      Ralphs Grocery Company is the defendant in a group of civil actions initially filed in 2003 and for which a coordination order was issued on January 20, 2004 in The Great Escape Promotion Cases pending in the Superior Court of California, County of Los Angeles, Case No. JCCP No. 4343. The plaintiffs allege that Ralphs violated various laws protecting consumers in connection with a promotion pursuant to which Ralphs offered travel awards to customers. On February 22, 2006, the Court in The Great Escape Promotion Cases issued an Order granting preliminary approval of the class action settlement. Notice of the class action settlement was sent to class members, and the Court issued an Order finally approving the class action settlement on August 25, 2006. The settlement involved the issuance of coupons and gift cards. While the ultimate cost of the settlement to Ralphs is largely dependent on the rate of coupon redemption, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

     Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust, wage and hour, or civil rights laws, are pending against the Company. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material adverse effect on the Company’s financial position.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

COMMON STOCK PRICE RANGE
	2006		2005
Quarter	High	Low	High	Low
1st	$20.98	$18.05	$18.22	$15.15
2nd	$23.23	$19.37	$20.00	$16.46
3rd	$24.15	$21.49	$20.88	$19.09
4th	$25.96	$21.12	$20.58	$18.42

Main trading market: New York Stock Exchange (Symbol KR)

Number of shareholders of record at year-end 2006:       61,920

Number of shareholders of record at March 30, 2007:     53,435

The Company did not pay dividends on its Common Stock during fiscal year 2005. During fiscal 2006, the Company’s Board of Directors adopted a dividend policy and paid three quarterly dividends of $0.065 per share. On March 1, 2007, the Company paid its fourth quarterly dividend of $0.065 per share. On March 15, 2007, the Company announced that its Board of Directors had increased the quarterly dividend to $0.075 per share, payable on June 1, 2007, to shareholders of record at the close of business on May 15, 2007.

The information regarding equity compensation plans is set forth in Item 12 of this Form 10-K and is incorporated by reference into this Item 5.

PERFORMANCE GRAPH

     Set forth below is a line graph comparing the five-year cumulative total shareholder return on Kroger’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and the Peer Group composed of food and drug companies.

     Historically, our peer group has consisted of the major food store companies.  In recent years there have been significant changes in the industry, including consolidation and increased competition from supercenters and drug chains.  As a result, in 2003 we changed our peer group ( the “Peer Group”) to include companies operating supermarkets, supercenters and warehouse clubs in the United States as well as the major drug chains with which Kroger competes.

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name/Index	2001	2002	2003	2004	2005	2006
The Kroger Co.	100	74.23	91.15	84.80	91.34	128.31
S&P 500 Index	100	79.50	106.98	112.69	125.80	144.66
Peer Group	100	76.05	88.72	94.99	93.12	102.54

     Kroger’s fiscal year ends on the Saturday closest to January 31.

*	Total assumes $100 invested on February 3, 2002, in The Kroger Co., S&P 500 Index and the Peer Group, with reinvestment of dividends.

**	The Peer Group consists of Albertson’s, Inc., Costco Wholesale Corp., CVS Corp, Delhaize Group SA (ADR), Great Atlantic & Pacific Tea Company, Inc., Koninklijke Ahold NV (ADR), Marsh Supermarkets Inc. (Class A), Safeway, Inc., Supervalu Inc., Target Corp., Wal-Mart Stores Inc., Walgreen Co., Whole Foods Market Inc. and Winn-Dixie Stores, Inc. Albertson’s, Inc., was substantially acquired by Supervalu in July 2006, and is included through 2005. Marsh Supermarkets was acquired by Marsh Supermarkets Holding Corp. in September 2006, and is included through 2005. Winn-Dixie Stores emerged from bankruptcy in 2006 as a new issue and returns for the old and new issue were calculated then weighted to determine 2006 return.

     Data supplied by Standard & Poor’s.

     The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Dollar
			Shares	Value of Shares
			Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number	Average	Announced	the Plans or
	of Shares	Price Paid	Plans or	Programs (3)
Period (1)	Purchased	Per Share	Programs (2)	(in millions)
First period - four weeks
November 5, 2006 to December 2, 2006	1,176,497	$21.99	1,175,000	$297
Second period - four weeks
December 3, 2006 to December 30, 2006	1,203,899	$23.18	1,200,000	$271
Third period - five weeks
December 31, 2006 to February 3, 2007	2,205,944	$23.75	2,200,000	$233

Total	4,586,340	$23.15	4,575,000	$233

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2006 contained two 28-day periods and one 35-day period.

(2)	Shares were repurchased under (i) a $500 million stock repurchase program, authorized by the Board of Directors on May 4, 2006, and (ii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option plans, which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. Total number of shares purchased includes shares that were surrendered to the Company by participants in the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Amounts shown in this column reflect amounts remaining under the $500 million stock repurchase program referenced in Note 2 above. Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

ITEM 6.     SELECTED FINANCIAL DATA.

	Fiscal Years Ended
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006	2005	2004	2003
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	(In millions, except per share amounts)
Sales	$66,111	$60,553	$56,434	$53,791	$51,760
Earnings (loss) before cumulative effect of accounting
change	1,115	958	(104)	285	1,218
Cumulative effect of accounting change(1)	—	—	—	—	(16)
Net earnings (loss)	1,115	958	(104)	285	1,202
Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of accounting
change	1.54	1.31	(0.14)	0.38	1.54
Cumulative effect of accounting change(1)	—	—	—	—	(0.02)
Net earnings (loss)	1.54	1.31	(0.14)	0.38	1.52
Total assets	21,215	20,482	20,491	20,767	20,349
Long-term liabilities, including obligations under capital
leases and financing obligations	8,711	9,377	10,537	10,515	10,569
Shareowners’ equity	4,923	4,390	3,619	4,068	3,937
Cash dividends per common share(2)	0.195	—	—	—	—

(1)	Amounts are net of tax.

(2)	During the fiscal year ended February 2, 2002, the Company was prohibited from paying cash dividends under the terms of its previous Credit Agreement. On May 22, 2002, the Company entered into a new Credit Agreement, at which time the restriction on payment of cash dividends was eliminated.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OUR BUSINESS

     The Kroger Co. was founded in 1883 and incorporated in 1902. It is one of the nation’s largest retailers, operating 2,468 supermarket and multi-department stores under two dozen banners including Kroger, Ralphs, Fred Meyer, Food 4 Less, King Soopers, Smith’s, Fry’s, Fry’s Marketplace, Dillons, QFC and City Market. Of these stores, 631 had fuel centers. We also operate 779 convenience stores and 412 fine jewelry stores.

     Kroger operates 42 manufacturing plants, primarily bakeries and dairies, which supply approximately 55% of the corporate brand units sold in the Company’s retail outlets.

     Our revenues are earned and cash is generated as consumer products are sold to customers in our stores. We earn income predominately by selling products at price levels that produce revenues in excess of our costs to make these products available to our customers. Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses. Our operations are reported as a single reportable segment: the retail sale of merchandise to individual customers.

OUR 2006 PERFORMANCE

     The continued focus of our associates on delivering improved service, product selection and value to our customers generated a year of significantly improved identical supermarket sales growth, excluding fuel sales, in 2006. Our identical supermarket sales, excluding fuel sales, grew at 5.6% in 2006. These results followed strong 2005 identical supermarket sales, excluding fuel sales, of 3.5% in 2005 and 0.8% in 2004.

     Increasing market share helped us achieve our results. Our internal analysis shows that we hold the #1 or #2 market share position in 38 of our 44 major markets. We define a major market as one in which we operate nine or more stores. Our share increased in 36 of these 44 major markets, declined in seven and remained unchanged in one. On a volume-weighted basis, our overall market share in these 44 major markets increased approximately 65 basis points during 2006.

     We compete against a total of 1,262 supercenters, an increase of 133 over 2005. There are 34 major markets in which supercenters have achieved at least a #3 market share position. Our overall market share in these 34 major markets, on a volume-weighted basis, increased over 70 basis points during 2006. Our market share increased in 27 of these 34 major markets, declined in six and remained unchanged in one.

     All of the market share estimates described above are based on our internal data and analysis. We believe they are reliable but can provide no other assurance of reliability. We believe this market share analysis illustrates that Kroger continued to achieve significant growth in 2006, even in the face of aggressive expansion in the supermarket industry by supercenters, intense price competition, increasing fragmentation of retail formats and market consolidation. Our retail price investments, combined with our service and selling initiatives, led to these market share gains in 2006. We believe there is still significant room for growth. In our 44 major markets, we estimate approximately 47% of the share in those markets continues to be held by competitors without our economies of scale.

     We were able to balance our sales growth with earnings growth. Our net earnings increased 16.4% to $1.54 per diluted share in 2006, from $1.31 per diluted share in 2005. Earnings growth was primarily driven by strong identical supermarket sales growth, improving operating margins and fewer shares outstanding. In addition, fiscal 2006 included a 53rd week that benefited the year by an estimated $0.07 per diluted share, adjustments to certain deferred tax balances that benefited the year by $0.03 per diluted share, expense totaling $0.03 per diluted share for increases in legal reserves, and $0.06 per diluted share of expense for the adoption of stock option expensing.

FUTURE EXPECTATIONS

     While we were pleased with our 2006 results, we must continue to adjust our business model to meet the changing needs and expectations of our customers. Our plan requires balance between sales growth, earnings growth and profitable capital investment.

     We expect to achieve identical supermarket sales growth through merchandising and operating initiatives that improve the shopping experience for our customers and continue building customer loyalty. We expect identical supermarket sales growth, excluding fuel sales, of 3%-5% in 2007.

     To the extent that these sales initiatives involve price reductions or additional costs, we expect they will be funded by operating cost reductions and productivity improvements. We expect sales improvements and cost reductions, combined with fewer shares outstanding, to drive earnings per share growth in 2007. We expect earnings per share in 2007 of $1.60-$1.65 per diluted share. This represents earnings per share growth of approximately 9%-12% in 2007, net of the effect of a 53rd week in fiscal 2006 of approximately $0.07 per diluted share.

     In addition, on March 15, 2007, the Board of Directors declared an increase in Kroger’s quarterly dividend to $0.075 per share.

     Further discussion on our industry, the current economic environment and our related strategic plans is included in the “Outlook” section.

RESULTS OF OPERATIONS

     The following discussion summarizes our operating results for 2006 compared to 2005 and for 2005 compared to 2004. Comparability is affected by certain income and expense items that fluctuated significantly between and among the periods, including goodwill and asset impairment charges and a labor dispute in southern California in 2004.

   Net Earnings (Loss)

     Net earnings totaled $1,115 million for 2006, compared to net earnings totaling $958 million in 2005 and a net loss totaling $104 million in 2004. The increase in our net earnings for 2006, compared to 2005 and 2004, resulted from improvements in the southern California market and the leveraging of fixed costs with strong identical supermarket sales growth, as well as the effect of a 53rd week in 2006. In addition, 2004 was negatively affected by goodwill charges totaling $904 million, as well as a labor dispute in southern California.

     Earnings per diluted share totaled $1.54 in 2006, compared to $1.31 per share in 2005 and a net loss of $0.14 per diluted share in 2004. Net earnings in 2006 benefited by $0.07 per share due to the 53rd week and $0.03 per share from the adjustment of certain deferred tax balances. Net earnings in 2006 also included expense of $0.03 per share recorded for legal reserves. Net earnings were reduced by $1.16 per share in 2004 due to the effects of goodwill impairment charges. Our earnings per share growth in 2006 and 2005 resulted from increased net earnings and the repurchase of Kroger stock. During fiscal 2006, we repurchased 29 million shares of Kroger stock for a total investment of $633 million. During fiscal 2005, we repurchased 15 million shares of our stock for a total investment of $252 million. During fiscal 2004, we repurchased 20 million shares of Kroger stock for a total investment of $319 million.

   Sales

Total Sales
(in millions)
		Percentage		Percentage
	2006	Increase	2005	Increase	2004
Total food store sales without fuel	$57,712	7.9%	$53,472	4.6%	$51,106
Total food store fuel sales	4,455	26.3%	3,526	53.0%	2,305

Total food store sales	$62,167	9.1%	$56,998	6.7%	$53,411
Other sales(1)	3,944	10.9%	3,555	17.6%	3,023

Total Sales	$66,111	9.2%	$60,553	7.3%	$56,434

(1)	Other sales primarily relate to sales at convenience stores, including fuel, jewelry stores and sales by our manufacturing plants to outside firms.

     The growth in our total sales was primarily the result of identical store sales increases, the addition of a 53rd week in 2006 and inflation in pharmacy and some perishable commodities. Increased transaction count and average transaction size were both responsible for our increases in identical supermarket sales, excluding retail fuel operations. After adjusting for the extra week in fiscal 2006, total sales increased 7.0% over fiscal 2005.

     We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage. We calculate annualized identical supermarket sales based on a summation of four quarters of identical supermarket sales. Our identical supermarket sales results are summarized in the table below, based on the 53-week period of 2006, compared to the same 53-week period of the previous year.

Identical Supermarket Sales
(in millions)
	2006	2005
Including supermarket fuel centers	$59,592	$55,993
Excluding supermarket fuel centers	$55,399	$52,483

Including supermarket fuel centers	6.4%	5.3%
Excluding supermarket fuel centers	5.6%	3.5%

     We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations. We calculate annualized comparable supermarket sales based on a summation of four quarters of comparable sales. Our annualized comparable supermarket sales results are summarized in the table below, based on the 53-week period of 2006, compared to the same 53-week period of the previous year.

Comparable Supermarket Sales
(in millions)
	2006	2005
Including supermarket fuel centers	$61,045	$57,203
Excluding supermarket fuel centers	$56,702	$53,622

Including supermarket fuel centers	6.7%	5.9%
Excluding supermarket fuel centers	5.7%	3.9%

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

     Our FIFO gross margin rates were 24.27%, 24.80% and 25.38% in 2006, 2005 and 2004, respectively. Retail fuel sales lowered our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales. Excluding the effect of retail fuel operations, our FIFO gross margin rates were 26.43%, 26.69% and 26.73% in 2006, 2005 and 2004, respectively. The decrease in our non-fuel FIFO gross margin rate reflects our continued reinvestment of operating cost savings into lower prices for our customers.

   Operating, General and Administrative Expenses

     Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs. Among other items, rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

     OG&A expenses, as a percent of sales, were 17.91%, 18.21% and 18.76% in 2006, 2005 and 2004, respectively. The growth in our retail fuel sales lowers our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales. Excluding the effect of retail fuel operations, our OG&A expenses, as a percent of sales, were 19.59%, 19.68% and 19.81% in 2006, 2005 and 2004, respectively. Excluding the effect of retail fuel operations, expenses recorded for legal reserves and stock option expense, our OG&A rate declined 28 basis points in 2006. This decrease was driven by identical store sales growth, by increasing store labor productivity, and by progress we have made in controlling our health care costs. These improvements were partially offset by increases in pension expense and credit card fees.

   Rent Expense

     Rent expense was $649 million in 2006, as compared to $661 million and $680 million in 2005 and 2004, respectively. Rent expense, as a percent of sales, was 0.98% in 2006, as compared to 1.09% in 2005 and 1.21% in 2004. The decrease in rent expense reflects our increasing sales leverage and our continued emphasis on ownership of real estate when available, as well as decreased charges for closed-store future rent liabilities in 2006 and 2005 compared to 2004.

   Depreciation and Amortization Expense

     Depreciation and amortization expense was $1,272 million, $1,265 million and $1,256 million for 2006, 2005 and 2004, respectively. The increases in depreciation and amortization expense were the result of capital expenditures totaling $1,777 million, $1,306 million and $1,634 million in 2006, 2005 and 2004, respectively. Depreciation and amortization expense, as a percent of sales, was 1.92%, 2.09% and 2.23% in 2006, 2005 and 2004, respectively. The decrease in our depreciation and amortization expense, as a percent of sales, is primarily the result of total sales increases.

   Interest Expense

     Net interest expense totaled $488 million, $510 million and $557 million for 2006, 2005 and 2004, respectively. The decrease in interest expense was the result of lower average borrowings. During 2006, we reduced total debt $173 million from $7.2 billion as of January 28, 2006, to $7.1 billion as of February 3, 2007. Interest expense in 2004 included $25 million related to the early retirement of debt.

   Income Taxes

     Our effective income tax rate was 36.2%, 37.2% and 136.4% for 2006, 2005 and 2004, respectively. The effective tax rates for 2006 and 2005 differ from the effective tax rate for 2004 due to the impairment of non-deductible goodwill in 2004. The effective income tax rates also differ from the expected federal statutory rate in all years presented due to the effect of state taxes as well as the adjustment of certain deferred tax balances in 2006.

     During the reconciliation of our deferred tax balances, after the filing of annual federal and state tax returns, we identified adjustments to be made in the previous years’ deferred tax reconciliation. We corrected these deferred tax balances in our Consolidated Financial Statements for the year ended February 3, 2007, which resulted in a reduction of our 2006 provision for income tax expense of approximately $21 million and reduced the rate by 120 basis points. We do not believe these adjustments are material to our Consolidated Financial Statements for the year ended February 3, 2007, or to any prior years’ Consolidated Financial Statements. As a result, we have not restated any prior year amounts.

COMMON STOCK REPURCHASE PROGRAM

     We maintain a stock repurchase program that complies with Securities Exchange Act Rule 10b5-1 to allow for the orderly repurchase of our common stock, from time to time. We made open market purchases totaling $374 million, $239 million and $291 million under this repurchase program during fiscal 2006, 2005 and 2004, respectively. In addition to this repurchase program, in December 1999 we began a program to repurchase common stock to reduce dilution resulting from our employee stock option plans. This program is solely funded by proceeds from stock option exercises, including the tax benefit from these exercises. We repurchased approximately $259 million, $13 million and $28 million under the stock option program during 2006, 2005 and 2004, respectively.

CAPITAL EXPENDITURES

     Capital expenditures, including changes in construction-in-progress payable and excluding acquisitions, totaled $1,777 million in 2006 compared to $1,306 million in 2005 and $1,634 million in 2004. The decline in 2005 was the result of our emphasis on the tightening of capital and increasing our focus on remodels, merchandising and productivity projects. The table below shows our supermarket storing activity and our total food store square footage:

Supermarket Storing Activity
	2006	2005	2004
Beginning of year	2,507	2,532	2,532
Opened	20	28	41
Opened (relocation)	17	12	20
Acquired	1	1	15
Acquired (relocation)	—	—	3
Closed (operational)	(60)	(54)	(56)
Closed (relocation)	(17)	(12)	(23)

End of year	2,468	2,507	2,532

Total food store square footage (in millions)	142	142	141

CRITICAL ACCOUNTING POLICIES

     We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements.

     The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

     We believe that the following accounting policies are the most critical in the preparation of our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

   Self-Insurance Costs

     We primarily are self-insured for costs related to workers’ compensation and general liability claims. The liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through February 3, 2007. Case reserves are established for reported claims using case-basis evaluation of the underlying claim data and are updated as information becomes known.

     For both workers’ compensation and general liability claims, we have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. We are insured for covered costs in excess of these per claim limits. The liabilities for workers’ compensation claims are accounted for on a present value basis utilizing a risk-adjusted discount rate. A 25 basis point decrease in our discount rate would increase our liability by approximately $3 million. General liability claims are not discounted.

     We are also similarly self-insured for property-related losses. We have purchased stop-loss coverage to limit our exposure to losses in excess of $25 million on a per claim basis, except in the case of an earthquake, for which stop-loss coverage is in excess of $50 million per claim, up to $200 million per claim in California and $300 million outside of California.

     The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can affect ultimate costs. Our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, and any changes could have a considerable effect upon future claim costs and currently recorded liabilities.

   Impairments of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a trigger event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores. If we identify impairment for long-lived assets to be held and used, we compare discounted future cash flows to the asset’s current carrying value. We record impairment when the carrying value exceeds the discounted cash flows. With respect to owned property and equipment held for disposal, we adjust the value of the property and equipment to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions. We recognize impairment for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

   Goodwill

     We review goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events. The reviews are performed at the operating division level. Generally, fair value represents a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a division for purposes of identifying potential impairment. We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future. If we identify potential for impairment, we measure the fair value of a division against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill. We recognize goodwill impairment for any excess of the carrying value of the division’s goodwill over the implied fair value. Results of the goodwill impairment reviews performed during 2006, 2005 and 2004 are summarized in Note 2 to the Consolidated Financial Statements.

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

   Intangible Assets

     In addition to goodwill, we have recorded intangible assets totaling $26 million, $22 million and $28 million for leasehold equities, liquor licenses and pharmacy prescription file purchases, respectively, at February 3, 2007. Balances at January 28, 2006, were $35 million, $20 million and $30 million for lease equities, liquor licenses and pharmacy prescription files, respectively. We amortize leasehold equities over the remaining life of the lease. We do not amortize owned liquor licenses, however, we amortize liquor licenses that must be renewed over their useful lives. We amortize pharmacy prescription file purchases over seven years. We consider these assets annually during our testing for impairment.

   Store Closing Costs

     We provide for closed store liabilities relating to the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income. We estimate the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed stores. The closed store lease liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years. Adjustments to closed store liabilities primarily relate to changes in subtenant income and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. We review store closing liabilities quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period.

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

     We reduce owned stores held for disposal to their estimated net realizable value. We account for costs to reduce the carrying values of property, equipment and leasehold improvements in accordance with our policy on impairment of long-lived assets. We classify inventory write-downs in connection with store closings, if any, in “Merchandise costs.” We expense costs to transfer inventory and equipment from closed stores as they are incurred.

   Post-Retirement Benefit Plans

(a) Company-sponsored Pension Plans

     Effective February 3, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 99, 106 and 123(R), which required the recognition of the funded status of its retirement plans on the Consolidated Balance Sheet. We are now required to record, as a component of Accumulated Other Comprehensive Income (“AOCI”), actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized.

     The determination of our obligation and expense for Company-sponsored pension plans and other post-retirement benefits is dependent upon our selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in Note 14 to the Consolidated Financial Statements and include, among others, the discount rate, the expected long-term rate of return on plan assets, average life expectancy and the rate of increases in compensation and health care costs. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions, including the discount rate used and the expected return on plan assets, may materially affect our pension and other post-retirement obligations and our future expense. Note 14 to the Consolidated Financial Statements discusses the effect of a 1% change in the assumed health care cost trend rate on other post-retirement benefit costs and the related liability.

     The objective of our discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, we take into account the timing and amount of benefits that would be available under the plans. Our methodology for selecting the discount rate as of year-end 2006 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the 5.90% discount rate as of year-end 2006 represents the equivalent single rate under a broad-market AA yield curve constructed by our outside consultant, Mercer Human Resource Consulting. We utilized a discount rate of 5.70% for year-end 2005. The 20 basis point increase in the discount rate decreased the projected pension benefit obligation as of February 3, 2007, by approximately $68 million.

     To determine the expected return on pension plan assets, we consider current and forecasted plan asset allocations as well as historical and forecasted returns on various asset categories. For 2006 and 2005, we assumed a pension plan investment return rate of 8.5%. Our pension plan’s average return was 9.7% for the 10 calendar years ended December 31, 2006, net of all investment management fees and expenses. Our actual return for the pension plan calendar year ending December 31, 2006, on that same basis, was 13.4%. We believe the pension return assumption is appropriate because we do not expect that future returns will achieve the same level of performance as the historical average annual return. We have been advised that during 2007 and 2008, the trustees plan to reduce from 50% to 42% the allocation of pension plan assets to domestic and international equities and increase from 18% to 27% the allocation to non-core assets, including inflation-linked bonds, commodities, hedge funds and real estate. Furthermore, in order to augment the return on domestic equities and investment grade debt securities during 2007 and 2008, the trustees plan to increase hedge funds within these sectors from 7% to 22%. Collectively, these changes should improve the diversification of pension plan assets. The trustees expect these changes will have little effect on the total return but will reduce the expected volatility of the return. See Note 14 to the Consolidated Financial Statements for more information on the asset allocations of pension plan assets.

     Sensitivity to changes in the major assumptions used in the calculation of Kroger’s pension plan liabilities for the Qualified Plans is illustrated below (in millions).

Projected Benefit
	Percentage	Obligation	Expense
	Point Change	Decrease/(Increase)	Decrease/(Increase)
Discount Rate	+/- 1.0%	$350/($306)	$38/($36)
Expected Return on Assets	+/- 1.0%	—	$21/($21)

     In 2005, we updated the mortality table used to determine average life expectancy in the calculation of our pension obligation to the RP-2000 Projected to 2015 mortality table. The change in this assumption increased our projected benefit obligation by approximately $93 million at the time of the change, and is reflected in unrecognized actuarial (gain) loss as of the measurement date.

     We contributed $150 million, $300 million and $35 million to our Company-sponsored pension plans in 2006, 2005 and 2004, respectively. Although we are not required to make cash contributions to our Company-sponsored pension plans during fiscal 2007, we contributed $50 million to the plans on February 5, 2007. We may elect to make additional voluntary contributions to our Company-sponsored pension plans in order to maintain our desired funding status. Additional contributions may be made if our cash flows from operations exceed our expectations. We expect any elective contributions made during 2007 will decrease our required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.

     Effective January 1, 2007, the Cash Balance Plan was replaced with a 401(k) Retirement Savings Account Plan, which will provide both Company matching contributions and other Company contributions based upon length of service, to eligible employees. We expect to make matching contributions in 2007 of approximately 75 million.

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

     We recognize expense in connection with these plans as contributions are funded, in accordance with GAAP. We made contributions to these plans, and recognized expense, of $204 million in 2006, $196 million in 2005, and $180 million in 2004. We estimate we would have contributed an additional $2 million in 2004 but our obligation to contribute was suspended during the southern California labor dispute.

     Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in most or all of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits. We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2006. Because Kroger is only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of Kroger’s contributions to the total of all contributions to these plans in a year as a way of assessing Kroger’s “share” of the underfunding. As of December 31, 2006, we estimate that Kroger’s share of the underfunding of multi-employer plans to which Kroger contributes was $600 million to $800 million, pre-tax, or $375 million to $500 million, after-tax. This represents a decrease in the amount of underfunding estimated as of December 31, 2005. This decrease is attributable to, among other things, the continuing benefit of plan design changes and the investment returns on assets held in trust for the plans during 2006. Our estimate is based on the best information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable. Our estimate is imprecise and not necessarily reliable.

     We have made and disclosed this estimate not because this underfunding is a direct liability of Kroger. Rather, we believe the underfunding is likely to have important consequences. We expect our contributions to these multi-employer plans will continue to increase each year, and therefore the expense we recognize under GAAP will increase. In 2006, our contributions to these plans increased approximately 4% over the prior year and have grown at a compound annual rate of approximately 6% since 2003. We expect our contributions to increase by approximately 1.0% in 2007. The amount of increases in 2007 and beyond has been favorably affected by significant improvement in the values of assets held in trusts, by the labor agreements negotiated in southern California and elsewhere in recent years, and by related trustee actions. Although underfunding can result in the imposition of excise taxes on contributing employers, increased contributions can reduce underfunding so that excise taxes are not triggered. Our estimate of future contribution increases takes into account the avoidance of those taxes. Finally, underfunding means that, in the event we were to exit certain markets or otherwise cease making contributions to these funds, we could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with SFAS No. 87, Employers’ Accounting for Pensions.

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

   Tax Contingencies

     Various taxing authorities periodically audit our income tax returns. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, we record allowances for probable exposures. A number of years may elapse before a particular matter, for which we have established an allowance, is audited and fully resolved. As of February 3, 2007, tax years 2002 through 2004 were undergoing examination by the Internal Revenue Service.

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

   Share-Based Compensation Expense

     Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this method, we recognize compensation expense for all share-based payments granted on or after January 29, 2006, as well as all share-based payments granted prior to, but not yet vested as of, January 29, 2006, in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.

     Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and the disclosure provisions of SFAS No. 123, as amended. We recognized compensation expense for all share-based awards described above using the straight-line attribution method applied to the fair value of each option grant, over the requisite service period associated with each award. The requisite service period is typically consistent with the vesting period, except as noted below. Because awards typically vest evenly over the requisite service period, compensation cost recognized in 2006 is at least equal to the grant-date fair value of the vested portion of all outstanding options.

     The weighted-average fair value of stock options granted during 2006, 2005 and 2004 was $6.90, $7.70 and $7.91, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of our stock price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record share-based compensation expense in the Consolidated Statements of Operations.

     The following table reflects the weighted-average assumptions used for grants awarded to option holders.

	2006	2005	2004
Weighted average expected volatility	27.60%	30.83%	30.13%
Weighted average risk-free interest rate	5.07%	4.11%	3.99%
Expected dividend yield	1.50%	N/A	N/A
Expected term	7.5 years	8.7 years	8.7 years

     The weighted-average risk-free interest rate was based on the yield of a treasury note as of the grant date, continuously compounded, which matures at a date that approximates the expected term of the options. Prior to 2006, we did not pay a dividend, so an expected dividend rate was not included in the determination of fair value for options granted during fiscal year 2005. Using a dividend yield of 1.50% to value options issued in 2005 would have decreased the fair value of each option by approximately $1.60. We determined expected volatility based upon historical stock volatilities. We also considered implied volatility. We determined expected term based upon a combination of historical exercise and cancellation experience, as well as estimates of expected future exercise and cancellation experience.

     Under SFAS No. 123(R), we record expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the grant date of the award.

     In 2006, we recognized total stock compensation expense of $72 million. This included $50 million for stock options and $22 million for restricted shares. A total of $18 million of the restricted stock expense was attributable to the wider distribution of restricted shares incorporated into the first quarter 2006 grant of share-based awards (as described in Note 10 to the Consolidated Financial Statements), and the remaining $4 million of restricted stock expense related to previously issued restricted stock awards. The incremental compensation expense attributable to the adoption of SFAS No. 123(R) in 2006 was $68 million, pre-tax, or $43 million and $0.06 per diluted share, after tax. In 2005, we recognized stock compensation cost of $7 million, pre-tax, related entirely to restricted stock grants.

     These costs were recognized as operating, general and administrative costs in our Company’s Consolidated Statements of Operations. The cumulative effect of applying a forfeiture rate to unvested restricted shares at January 29, 2006 was not material. The pro forma earnings effect of stock options in prior years, in accordance with SFAS No. 123, is described below:

(in millions, except per share amounts)	2005	2004
Net earnings (loss), as reported	$958	$(104)
Stock-based compensation expense included in net earnings, net of
income tax benefits	5	8
Total stock-based compensation expense determined under fair value
method for all awards, net of income tax benefits (1)	(34)	(48)
Pro forma net earnings (loss)	$929	$(144)

Earnings (loss) per basic common share, as reported	$1.32	$(0.14)
Pro forma earnings (loss) per basic common share	$1.28	$(0.20)
Earnings (loss) per diluted common share, as reported	$1.31	$(0.14)
Pro forma earnings (loss) per diluted common share	$1.27	$(0.20)

(1)	Refer to Note 10 of our Consolidated Financial Statements for a summary of the assumptions used for options issued in each year at an option price equal to the fair market value of the stock at the date of the grant.

     As of February 3, 2007, we had $92 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under equity award plans. We expected to recognize this cost over a weighted-average period of approximately one year. The total fair value of options that vested in 2006 was $44 million.

     For share-based awards granted prior to the adoption of SFAS No. 123(R), the Company’s stock option grants generally contained retirement-eligibility provisions that caused the options to vest upon the earlier of the stated vesting date or retirement. We calculated compensation expense over the stated vesting periods, regardless of whether certain employees became retirement-eligible during the respective vesting periods. Upon the adoption of SFAS No. 123(R), we continued this method of recognizing compensation expense of awards granted prior to the adoption of SFAS No. 123(R). For awards granted on or after January 29, 2006, options vest based on the stated vesting date, even if an employee retires prior to the vesting date. However, the requisite service period ends on the employee’s retirement-eligible date. As a result, we recognize expense for stock option grants containing such retirement-eligibility provisions over the shorter of the vesting period or the period until employees become retirement-eligible (the requisite service period). As a result of retirement eligibility provisions in stock option awards granted on or after January 29, 2006, we recognized approximately $6 million of compensation expense in 2006 prior to the completion of stated vesting periods.

     Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares. We expect to reissue shares held in treasury upon exercise of these options.

   Inventories

     Inventories are stated at the lower of cost (principally on a LIFO basis) or market. In total, approximately 98% of inventories for 2006 and 2005, respectively, were valued using the LIFO method. Cost for the balance of the inventories was determined using the first-in, first-out (“FIFO”) method. Replacement cost was higher than the carrying amount by $450 million at February 3, 2007, and by $400 million at January 28, 2006. We follow the Link-Chain, Dollar-Value LIFO method for purposes of calculating our LIFO charge or credit.

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

   Vendor Allowances

     We recognize all vendor allowances as a reduction in merchandise costs when the related product is sold. In most cases, vendor allowances are applied to the related product by item, and therefore reduce the carrying value of inventory by item. When it is not practicable to allocate vendor allowances to the product by item, vendor allowances are recognized as a reduction in merchandise costs based on inventory turns and recognized as the product is sold. We recognized approximately $3.3 billion, $3.2 billion and $3.1 billion of vendor allowances as a reduction in merchandise costs in 2006, 2005 and 2004, respectively. We recognized more than 80% of all vendor allowances in the item cost with the remainder being based on inventory turns.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flow Information

     Net cash provided by operating activities

     We generated $2,351 million of cash from operations in 2006 compared to $2,192 million in 2005 and $2,330 million in 2004. In addition to changes in net earnings, changes in our operating assets and liabilities also affect the amount of cash provided by our operating activities. During 2006, we realized a $129 million decrease in cash from changes in operating assets and liabilities, compared to a $121 million increase and a $116 million decrease during 2005 and 2004, respectively. These amounts are net of cash contributions to our Company-sponsored pension plans totaling $150 million in 2006, $300 million in 2005 and $35 million in 2004.

     The amount of cash paid for income taxes in 2006 was higher than the amounts paid in 2005 and 2004 due to higher net earnings. In addition, the bonus depreciation provision, which expired in December 2004, reduced our cash taxes by approximately $90 million in 2004. This benefit reversed in 2005 and increased our cash taxes by approximately $71 and $108 million in 2006 and 2005, respectively.

     Net cash used by investing activities

     Cash used by investing activities was $1,587 million in 2006, compared to $1,279 million in 2005 and $1,608 million in 2004. The amount of cash used by investing activities increased in 2006 due to increased capital spending, partially offset by higher proceeds from the sale of assets. Capital expenditures, including changes in construction-in-progress payables and excluding acquisitions, were $1,777 million, $1,306 million and $1,634 billion in 2006, 2005 and 2004, respectively. Refer to the Capital Expenditures section for an overview of our supermarket storing activity during the last three years.

     Net cash used by financing activities

     Financing activities used $785 million of cash in 2006 compared to $847 million in 2005 and $737 million in 2004. Lower cash payments for debt reduction in 2006 were partially offset by increased stock repurchase activities and dividend payments in 2006. We repurchased $633 million of Kroger stock in 2006 compared to $252 million in 2005 and $319 million in 2004, and paid dividends totaling $140 million in 2006.

   Debt Management

     Total debt, including both the current and long-term portions of capital leases and financing obligations, decreased $173 million to $7.1 billion as of year-end 2006 from $7.2 billion as of year-end 2005. Total debt decreased $739 million to $7.2 billion as of year-end 2005 from $8.0 billion as of year-end 2004. The decreases were primarily the result of using cash flow from operations to reduce outstanding debt.

     Our total debt balances were also affected by our prefunding of employee benefit costs and by the mark-to-market adjustments necessary to record fair value interest rate hedges of our fixed rate debt, pursuant to SFAS No. 133 Accounting for Derivative Investments and Hedging Activities, as amended. We had prefunded employee benefit costs of $300 million at year-end 2006, 2005 and 2004. The mark-to-market adjustments increased the carrying value of our debt by $17 million, $27 million and $70 million as of year-end 2006, 2005 and 2004, respectively.

   Factors Affecting Liquidity

     We currently borrow on a daily basis approximately $170 million under our F2/P2/A3 rated commercial paper (“CP”) program. These borrowings are backed by our credit facility, and reduce the amount we can borrow under the credit facility. We have capacity available under our credit facility to backstop all CP amounts outstanding. If our credit rating declined below its current level of BBB/Baa2/BBB-, the ability to borrow under our current CP program could be adversely affected for a period of time immediately following the reduction of our credit rating. This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity. Borrowings under the credit facility may be more costly than the money we borrow under our current CP program, depending on the current interest rate environment. However, in the event of a ratings decline, we do not anticipate that access to the CP markets currently available to us would be significantly limited for an extended period of time (i.e., in excess of 30 days). Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost on borrowings under the credit facility would be affected by a decrease in our credit rating or a decrease in our Applicable Percentage Ratio.

     Our credit facility also requires the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”). A failure to maintain our financial covenants would impair our ability to borrow under the credit facility. These financial covenants and ratios are described below:

  Our Applicable Percentage Ratio (the ratio of Consolidated EBITDA to Consolidated Total Interest Expense, as defined in the credit facility) was 7.50 to 1 as of February 3, 2007. Upon furnishing notice to the lenders, this ratio will entitle us to a 0.05% reduction in fees under the credit facility. Although our current borrowing rate is determined based on our Applicable Percentage Ratio, under certain circumstances that borrowing rate could be determined by reference to our credit ratings.

  Our Leverage Ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the credit facility) was 2.04 to 1 as of February 3, 2007. If this ratio exceeded 3.50 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

  Our Fixed Charge Coverage Ratio (the ratio of Consolidated EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facility) was 3.66 to 1 as of February 3, 2007. If this ratio fell below 1.70 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

     Consolidated EBITDA, as defined in our credit facility, includes an adjustment for unusual gains and losses. Our credit agreement is more fully described in Note 5 to the Consolidated Financial Statements. We were in compliance with our financial covenants at year-end 2006.

     The tables below illustrate our significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of February 3, 2007 (in millions of dollars):

	2007	2008	2009	2010	2011	Thereafter	Total
Contractual Obligations
Long-term debt	$878	$993	$912	$42	$537	$3,219	$6,581
Interest on long-term debt (1)	428	332	304	250	222	1,712	3,248
Capital lease obligations	57	54	52	51	49	294	557
Operating lease obligations	778	734	690	642	587	4,118	7,549
Low-income housing obligations	6	2	—	—	—	—	8
Financed lease obligations	11	11	11	11	11	157	212
Construction commitments	190	—	—	—	—	—	190
Purchase obligations	431	56	46	34	23	16	606

Total	$2,779	$2,182	$2,015	$1,030	$1,429	$9,516	$18,951

Other Commercial Commitments
Credit facility	$352	$—	$—	$—	$—	$—	$352
Standby letters of credit	331	—	—	—	—	—	331
Surety bonds	53	—	—	—	—	—	53
Guarantees	6	—	—	—	—	—	6

Total	$742	$—	$—	$—	$—	$—	$742

(1)	Amounts include contractual interest payments using the interest rate as of February 3, 2007 applicable to our variable interest debt instruments, excluding commercial paper borrowings due to the short-term nature of these borrowings, and stated fixed interest rates for all other debt instruments.

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

     As of February 3, 2007, we maintained a five-year revolving credit facility totaling $2.5 billion, which terminates in 2011. Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facility. In addition to the credit facility, we maintain a $50 million money market line, borrowings under which also reduce the funds available under our credit facility. The money market line borrowings allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement. As of February 3, 2007, we had outstanding borrowings totaling $352 million under our credit agreement and commercial paper program. We had no borrowings under the money market line as of February 3, 2007. The outstanding letters of credit that reduced the funds available under our credit facility totaled $331 million as of February 3, 2007.

     In addition to the available credit mentioned above, as of February 3, 2007, we had available for issuance $1.2 billion of securities under a shelf registration statement filed with the SEC and declared effective on December 9, 2004.

     We also maintain surety bonds related primarily to our self-insured workers compensation claims. These bonds are required by most states in which we are self-insured for workers’ compensation and are placed with third-party insurance providers to insure payment of our obligations in the event we are unable to meet our claim payment obligations up to our self-insured retention levels. These bonds do not represent liabilities of Kroger, as we already have reserves on our books for the claims costs. Market changes may make the surety bonds more costly and, in some instances, availability of these bonds may become more limited, which could affect our costs of, or access to, such bonds. Although we do not believe increased costs or decreased availability would significantly affect our ability to access these surety bonds, if this does become an issue, we would issue letters of credit, in states where allowed, against our credit facility to meet the state bonding requirements. This could increase our cost and decrease the funds available under our credit facility.

     Most of our outstanding public debt is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of our subsidiaries. See Note 17 to the Consolidated Financial Statements for a more detailed discussion of those arrangements. In addition, we have guaranteed half of the indebtedness of three real estate joint ventures in which we are a partner with 50% ownership. Our share of the responsibility for this indebtedness, should the partnerships be unable to meet their obligations, totals approximately $6 million. Based on the covenants underlying this indebtedness as of February 3, 2007, it is unlikely that we will be responsible for repayment of these obligations.

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

     In addition to the above, we enter into various indemnification agreements and take on indemnification obligations in the ordinary course of business. Such arrangements include indemnities against third party claims arising out of agreements to provide services to Kroger; indemnities related to the sale of our securities; indemnities of directors, officers and employees in connection with the performance of their work; and indemnities of individuals serving as fiduciaries on benefit plans. While Kroger’s aggregate indemnification obligation could result in a material liability, we are aware of no current matter that we expect to result in a material liability

RECENTLY ADOPTED ACCOUNTING STANDARDS

     In December 2004, the FASB issued SFAS No. 123 (Revised 2002), Share-Based Payment (“SFAS No. 123(R)”), which replaced SFAS No. 123, superseded APB No. 25 and related interpretations and amended SFAS No. 95, Statement of Cash Flows. SFAS No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. We adopted the provisions of SFAS No. 123(R) in the first quarter of 2006. The implementation of SFAS No. 123(R) reduced our net earnings $0.06 per diluted share in 2006. See Note 10 to our Consolidated Financial Statements for further discussion of the effect the adoption of SFAS No. 123(R) had on our Consolidated Financial Statements.

     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 99, 106, and 123(R). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. In addition, SFAS No. 158 requires an employer to measure a plan’s assets and obligations and determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in the year the changes occur and that those changes be recorded in comprehensive income, net of tax, as a separate component of shareowners’ equity. SFAS No. 158 also requires additional footnote disclosure. The recognition and disclosure provisions of SFAS No. 158 became effective for us on February 3, 2007. The measurement date provisions of SFAS No. 158 will become effective for our fiscal year beginning February 1, 2009. See Note 14 to our Consolidated Financial Statements for the effects the implementation of SFAS No. 158 had on our Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 becomes effective for our fiscal year beginning February 4, 2007. We are evaluating the effect the implementation of FIN No. 48 will have on our Consolidated Financial Statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 will become effective for our fiscal year beginning February 3, 2008. We are evaluating the effect the implementation of SFAS No. 157 will have on our Consolidated Financial Statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized into net earnings at each subsequent reporting date. SFAS No. 159 will be become effective for our fiscal year beginning February 3, 2008. We are currently evaluating the effect the adoption of SFAS No. 159 will have on our Consolidated Financial Statements.

     In June 2006, the FASB ratified the consensus of Emerging Issues Task Force (“EITF”) issue No. 06-03, How Taxes Get Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-03 indicates that the income statement presentation of taxes within the scope of the Issue on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. EITF No. 06-03 becomes effective for our fiscal year beginning February 4, 2007. We do not expect the adoption of EITF No. 06-03 to have a material effect on our Consolidated Financial Statements.

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

  We expect earnings per share in the range of $1.60-$1.65 for 2007. This represents earnings per share growth of approximately 9%-12% in 2007, net of the effect of a 53rd week in fiscal 2006 of approximately $0.07 per diluted share.

  We anticipate earnings per share growth rates in the 1st and 4th quarters of 2007 will be less than the annual growth rate, and the 2nd and 3rd quarter growth rates will be higher than the annual growth rate.

  We expect identical food store sales growth, excluding fuel sales, of 3%-5% in 2007.

  In fiscal 2007, we will continue to focus on driving sales growth and balancing investments in gross margin and improved customer service with operating cost reductions to provide a better shopping experience for our customers. We expect operating margins to improve slightly in 2007.

  We plan to use, over the long-term, one-third of cash flow for debt reduction and two-thirds for stock repurchase and payment of a cash dividend.

  We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

  Capital expenditures reflect our strategy of growth through expansion and acquisition, as well as focusing on productivity increase from our existing store base through remodels. In addition, we will continue our emphasis on self- development and ownership of real estate, logistics and technology improvements. The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs. We intend to continue using cash flow from operations to finance capital expenditure requirements. We expect capital investment for 2007 to be in the range of $1.9-$2.1 billion, excluding acquisitions. Total food store square footage is expected to grow approximately 2% before acquisitions and operational closings.

  Based on current operating trends, we believe that cash flow from operations and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

  We expect that our OG&A results will be affected by increased costs, such as higher energy costs, pension costs and credit card fees, as well as any future labor disputes, offset by improved productivity from process changes, cost savings negotiated in recently completed labor agreements and leverage gained through sales increases.

  We expect that our effective tax rate for 2007 will be approximately 38%, excluding any effects from the implementation of FIN No. 48.

  We expect rent expense, as a percent of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

  We believe that in 2007 there will be opportunities to reduce our operating costs in such areas as administration, labor, shrink, warehousing and transportation. These savings will be invested in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

  Although we are not required to make cash contributions during fiscal 2007, we made a $50 million cash contribution to our Company-sponsored pension plans on February 5, 2007. Additional voluntary contributions may be made if our cash flows from operations exceed our expectations. We expect any additional elective contributions made during 2007 will reduce our contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions. In addition, we expect to make automatic and matching cash contributions to the 401(k) Retirement Savings Account Plan totaling $75 million in 2007.

  We expect our contributions to multi-employer pension plans to increase at 1.0% over the $204 million we contributed during 2006.

     Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

  We have various labor agreements expiring in 2007, covering associates in southern California, Cincinnati, Detroit, Houston, Memphis, Toledo, Seattle and West Virginia. We are currently operating under a contract extension in southern California. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations. Third parties who operate a distribution facility for us in Louisville, Kentucky, are operating without a labor agreement, and the union representing employees there may call a strike if an agreement is not reached. A prolonged work stoppage affecting a substantial number of locations could have a material effect on our results.

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

  Our operating margins could fail to improve as expected if we are unsuccessful at containing our operating costs.

  We have estimated our exposure to the claims and litigation arising in the normal course of business, as well as in material litigation facing Kroger, and believe we have made adequate provisions for them where it is reasonably possible to estimate and where we believe an adverse outcome is probable. Unexpected outcomes in these matters, however, could result in an adverse effect on our earnings.

  The proportion of cash flow used to reduce outstanding debt, repurchase common stock and pay a cash dividend may be affected by the amount of outstanding debt available for pre-payments, changes in borrowing rates and the market price of Kroger common stock.

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

  The amount of our matching cash contributions under our 401(k) Retirement Savings Account Plan will be affected by the actual amounts contributed by participants.

  We believe the multi-employer pension funds to which we contribute are substantially underfunded. Should asset values in these funds deteriorate, or if employers withdraw from these funds without providing for their share of the liability, or should our estimates prove to be understated, our contributions could increase more rapidly than we have anticipated.

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

  Our capital expenditures, expected square footage growth, and number of store projects completed during the year could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted or if our logistics and technology projects are not completed in the time frame expected or on budget.

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

     As of February 3, 2007, we maintained six interest rate swap agreements, with notional amounts totaling approximately $1,050 million, to manage our exposure to changes in the fair value of our fixed rate debt resulting from interest rate movements by effectively converting a portion of our debt from fixed to variable rates. These agreements mature at varying times between March 2008 and January 2015. Variable rates for our agreements are based on U.S. dollar London Interbank Offered Rate (“LIBOR”). The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is recognized over the life of the agreements as an adjustment to interest expense. These interest rate swap agreements are being accounted for as fair value hedges. As of February 3, 2007, other long-term liabilities totaling $28 million were recorded to reflect the fair value of these agreements, offset by decreases in the fair value of the underlying debt.

     In addition, as of February 3, 2007, we maintained three forward-starting interest rate swap agreements, with notional amounts totaling $750 million, to manage our exposure to changes in future benchmark interest rates. A forward-starting interest rate swap is an agreement that effectively hedges future benchmark interest rates, including general corporate spreads, on debt for an established period of time. We entered into the forward-starting interest rate swaps in order to lock in fixed interest rates on our forecasted issuances of debt in fiscal 2007 and 2008. Accordingly, these instruments have been designated as cash flow hedges for our forecasted debt issuances. Two of these swaps have ten-year terms, with the remaining swap having a twelve-year term, beginning with the issuance of the debt. The average fixed rate for these instruments is 5.14%, and the variable rate will be determined at the inception date of the swap. As of February 3, 2007, we had recorded an other asset totaling $12 million to reflect the fair value of these agreements.

     During 2003, we terminated six interest rate swap agreements that we accounted for as fair value hedges. We recorded approximately $114 million of proceeds received as a result of these terminations as adjustments to the carrying values of the underlying debt and they are being amortized over the remaining lives of the debt. As of February 3, 2007, the unamortized balances totaled approximately $46 million.

     Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines. The guidelines may change as our business needs dictate.

     The tables below provide information about our interest rate derivatives and underlying debt portfolio as of February 3, 2007. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, and the average outstanding notional amounts of interest rate derivatives as of February 3, 2007. Interest rates reflect the weighted average for the outstanding instruments. The variable component of each interest rate derivative and the variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of February 3, 2007. The Fair-Value column includes the fair-value of our debt instruments and interest rate derivatives as of February 3, 2007. Refer to Notes 5, 6 and 7 to our Consolidated Financial Statements:

	Expected Year of Maturity
								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value
	(In millions)
Debt
Fixed rate	$(526)	$(993)	$(897)	$(35)	$(488)	$(3,160)	$(6,099)	$(6,377)
Average interest rate	7.01%	6.94%	6.83%	7.85%	6.64%	6.62%
Variable rate	$(352)	$—	$(15)	$(7)	$(49)	$(59)	$(482)	$(482)
Average interest rate	5.47%	3.55%	3.54%	3.59%	3.64%	4.02%

	Average Notional Amounts Outstanding
								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value
				(In millions)
Interest Rate Derivatives
Variable to fixed	$—	$—	$—	$—	$—	$—	$—	$—
Average pay rate
Average receive rate
Fixed to variable	$1,050	$363	$300	$300	$300	$300	$1,050	$(28)
Average pay rate	8.07%	5.96%	5.39%	5.46%	5.52%	5.57%
Average receive rate	6.74%	5.38%	4.95%	4.95%	4.95%	4.95%

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

     Some of the product we purchase is shipped in corrugated cardboard packaging. We sell corrugated cardboard when it is economical to do so. As of February 3, 2007, we maintained seven derivative instruments to protect us from declining corrugated cardboard prices. These derivatives contain a three-year term. None of the contracts, either individually or in the aggregate, hedge more than 50% of our expected corrugated cardboard sales. The instruments do not qualify for hedge accounting, in accordance with SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, as amended. Accordingly, changes in the fair value of these instruments are marked-to-market in our Consolidated Statements of Operations in OG&A expenses. As of February 3, 2007, an accrued expense totaling $0.2 million had been recorded for the instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of
The Kroger Co.:

We have completed integrated audits of The Kroger Co.’s consolidated financial statements and of its internal control over financial reporting as of February 3, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 29, 2006 and the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, as of February 3, 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of February 3, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
April 4, 2007

THE KROGER CO.
CONSOLIDATED BALANCE SHEETS

	February 3,	January 28,
(In millions - except par value)	2007	2006
ASSETS
Current assets
Cash and temporary cash investments	$189	$210
Deposits in-transit	614	488
Receivables	773	680
Receivables - taxes	5	6
FIFO inventory	5,059	4,886
LIFO credit	(450)	(400)
Prefunded employee benefits	300	300
Prepaid and other current assets	265	296

Total current assets	6,755	6,466
Property, plant and equipment, net	11,779	11,365
Goodwill	2,192	2,192
Other assets	489	459

Total Assets	$21,215	$20,482

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing
obligations	$906	$554
Accounts payable	3,804	3,546
Accrued salaries and wages	796	780
Deferred income taxes	268	217
Other current liabilities	1,807	1,618

Total current liabilities	7,581	6,715
Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing
obligations	6,136	6,651
Adjustment to reflect fair value interest rate hedges	18	27

Long-term debt including obligations under capital leases and financing obligations	6,154	6,678
Deferred income taxes	722	843
Other long-term liabilities	1,835	1,856

Total Liabilities	16,292	16,092

Commitments and Contingencies (See Note 11)
SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 937 shares issued in 2006 and 927 shares
issued in 2005	937	927
Additional paid-in capital	2,755	2,536
Accumulated other comprehensive loss	(259)	(243)
Accumulated earnings	5,501	4,573
Common stock in treasury, at cost, 232 shares in 2006 and 204 shares in 2005	(4,011)	(3,403)

Total Shareowners’ Equity	4,923	4,390

Total Liabilities and Shareowners’ Equity	$21,215	$20,482

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended February 3, 2007, January 28, 2006, and January 29, 2005

	2006	2005	2004
(In millions, except per share amounts)	(53 weeks)	(52 weeks)	(52 weeks)
Sales	$66,111	$60,553	$56,434
Merchandise costs, including advertising, warehousing, and transportation,
excluding items shown separately below	50,115	45,565	42,140
Operating, general and administrative	11,839	11,027	10,611
Rent	649	661	680
Depreciation and amortization	1,272	1,265	1,256
Goodwill impairment charge	—	—	904

Operating Profit	2,236	2,035	843
Interest expense	488	510	557

Earnings before income tax expense	1,748	1,525	286
Income tax expense	633	567	390

Net earnings (loss)	$1,115	$958	$(104)

Net earnings (loss) per basic common share	$1.56	$1.32	$(0.14)

Average number of common shares used in basic calculation	715	724	736
Net earnings (loss) per diluted common share	$1.54	$1.31	$(0.14)

Average number of common shares used in diluted calculation	723	731	736

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended February 3, 2007, January 28, 2006 and January 29, 2005
	2006	2005	2004
(In millions)	(53 weeks)	(52 weeks)	(52 weeks)
Cash Flows From Operating Activities:
Net earnings (loss)	$1,115	$958	$(104)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,272	1,265	1,256
LIFO charge	50	27	49
Stock option expense	72	7	13
Expense for Company-sponsored pension plans	161	138	117
Goodwill impairment charge	—	—	861
Deferred income taxes	(60)	(63)	230
Other	20	39	59
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(125)	18	73
Inventories	(173)	(157)	(236)
Receivables	(90)	(19)	13
Prepaid expenses	(43)	31	(31)
Accounts payable	256	(80)	167
Accrued expenses	98	155	(23)
Income taxes receivable (payable)	(4)	200	(86)
Contribution to Company-sponsored pension plans	(150)	(300)	(35)
Other	(48)	(27)	7

Net cash provided by operating activities	2,351	2,192	2,330

Cash Flows From Investing Activities:
Capital expenditures, excluding acquisitions	(1,683)	(1,306)	(1,634)
Proceeds from sale of assets	143	69	86
Payments for acquisitions, net of cash acquired	—	—	(25)
Other	(47)	(42)	(35)

Net cash used by investing activities	(1,587)	(1,279)	(1,608)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	10	14	616
Proceeds from lease-financing transactions	15	76	6
Payments on long-term debt	(556)	(103)	(701)
Borrowings (payments) on bank revolver	352	(694)	(309)
Debt prepayment costs	—	—	(25)
Proceeds from issuance of capital stock	168	78	25
Treasury stock purchases	(633)	(252)	(319)
Dividends paid	(140)	—	—
Other	(1)	34	(30)

Net cash used by financing activities	(785)	(847)	(737)

Net increase (decrease) in cash and temporary cash investments	(21)	66	(15)

Cash and temporary cash investments:
Beginning of year	210	144	159
End of year	$189	$210	$144

Reconciliation of capital expenditures
Payments for property and equipment	$(1,683)	$(1,306)	$(1,634)
Changes in construction-in-progress payables	(94)	—	—

Total capital expenditures	$(1,777)	$(1,306)	$(1,634)

Disclosure of cash flow information:
Cash paid during the year for interest	$514	$511	$590
Cash paid during the year for income taxes	$615	$431	$206

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY

Years Ended February 3, 2007, January 28, 2006 and January 29, 2005
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated
(In millions)	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Total
Balances at January 31, 2004	913	$913	$2,382	170	$(2,827)	$(124)	$3,724	$4,068
Issuance of common stock:
Stock options and warrants exercised	4	4	25	—	—	—	—	29
Restricted stock issued	1	1	9	—	—	—	—	10
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	18	(294)	—	—	(294)
Stock options and restricted stock exchanged	—	—	—	2	(28)	—	—	(28)
Tax benefits from exercise of stock options and warrants	—	—	16	—	—	—	—	16
Other comprehensive gain, net of income tax of $47	—	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	—	(104)	(104)

Balances at January 29, 2005	918	918	2,432	190	(3,149)	(202)	3,620	3,619
Issuance of common stock:
Stock options and warrants exercised	8	8	57	—	—	—	—	65
Restricted stock issued	1	1	13	—	—	—	—	14
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	14	(239)	—	—	(239)
Stock options and restricted stock exchanged	—	—	—	—	(15)	—	—	(15)
Tax benefits from exercise of stock options and warrants	—	—	34	—	—	—	—	34
Other comprehensive loss net of income tax of $26	—	—	—	—	—	(41)	—	(41)
Other	—	—	—	—	—	—	(5)	(5)
Net earnings	—	—	—	—	—	—	958	958

Balances at January 28, 2006	927	927	2,536	204	(3,403)	(243)	4,573	4,390
Issuance of common stock:
Stock options and warrants exercised	9	9	95	(1)	30	—	—	134
Restricted stock issued	1	1	13	—	(5)	—	—	9
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	18	(374)	—	—	(374)
Stock options and restricted stock exchanged	—	—	—	11	(259)	—	—	(259)
Tax benefits from exercise of stock options and warrants	—	—	39	—	—	—	—	39
Share-based employee compensation	—	—	72	—	—	—	—	72
Other comprehensive gain net of income tax of $(63)	—	—	—	—	—	102	—	102
SFAS No. 158 adjustment net of income tax of $71	—	—	—	—	—	(120)	—	(120)
Other	—	—	—	—	—	2	—	2
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	—	(187)	(187)
Net earnings	—	—	—	—	—	—	1,115	1,115

Balances at February 3, 2007	937	$937	$2,755	232	$(4,011)	$(259)	$5,501	$4,923

	2006	2005	2004
Net earnings (loss)	$1,115	$958	$(104)
Reclassification adjustment for losses included in net earnings (loss)	—	—	—
Unrealized gain (loss) on hedging activities, net of income tax of $(5) in 2006 $(1) in 2005 and $1
in 2004	7	1	(1)
Additional minimum pension liability adjustment, net of income tax of $(58) in 2006, $26 in 2005
and $46 in 2004	95	(42)	(77)

Comprehensive income (loss)	$1,217	$917	$(182)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All dollar amounts are in millions except share and per share amounts.
Certain prior-year amounts have been reclassified to conform to current year presentation.

1. ACCOUNTING POLICIES

     The following is a summary of the significant accounting policies followed in preparing these financial statements.

   Description of Business, Basis of Presentation and Principles of Consolidation

     The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902. As of February 3, 2007, the Company was one of the largest retailers in the United States based on annual sales. The Company also manufactures and processes food for sale by its supermarkets. The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated.

   Fiscal Year

     The Company’s fiscal year ends on the Saturday nearest January 31. The last three fiscal years consist of the 53-week period ended February 3, 2007, the 52-week period ended January 28, 2006, and the 52-week period ended January 29, 2005.

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

   Inventories

     Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market. In total, approximately 98% of inventories for 2006 and 2005 were valued using the LIFO method. Cost for the balance of the inventories, including substantially all fuel inventories, was determined using the first-in, first-out (“FIFO”) method. Replacement cost was higher than the carrying amount by $450 at February 3, 2007 and $400 at January 28, 2006. The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

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

   Property, Plant and Equipment

     Generally, property, plant and equipment are recorded at cost. Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets. Leasehold improvements are depreciated over the shorter of the remaining life of the lease term or the useful life of the asset. Buildings and land improvements are depreciated based on lives varying from 10 to 40 years. Some store equipment acquired as a result of the Fred Meyer merger was assigned a 15-year life. The life of this equipment was not changed. All new purchases of store equipment are assigned lives varying from three to nine years. Leasehold improvements are amortized over the shorter of the lease term to which they relate, which varies from four to 25 years, or the useful life of the asset. Manufacturing plant and distribution center equipment is depreciated over lives varying from three to 15 years. Information technology assets are generally depreciated over five years. Depreciation and amortization expense was $1,272 in 2006, $1,265 in 2005 and $1,256 in 2004.

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

   Goodwill

     The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events. The reviews are performed at the operating division level. Generally, fair value represents a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a division for purposes of identifying potential impairment. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. If potential for impairment is identified, the fair value of a division is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill. Goodwill impairment is recognized for any excess of the carrying value of the division’s goodwill over the implied fair value. Results of the goodwill impairment reviews performed during 2006, 2005 and 2004 are summarized in Note 2 to the Consolidated Financial Statements.

   Intangible Assets

     In addition to goodwill, the Company has recorded intangible assets totaling $26, $22 and $28 for leasehold equities, liquor licenses and pharmacy prescription file purchases, respectively at February 3, 2007. Balances at January 28, 2006 were $35, $20 and $30 for leasehold equities, liquor licenses and pharmacy prescription files, respectively. Leasehold equities are amortized over the remaining life of the lease. Owned liquor licenses are not amortized, while liquor licenses that must be renewed are amortized over their useful lives. Pharmacy prescription file purchases are amortized over seven years. These assets are considered annually during the Company’s testing for impairment.

   Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores. If impairment is identified for long-lived assets to be held and used, discounted future cash flows are compared to the asset’s current carrying value. Impairment is recorded when the carrying value exceeds the discounted cash flows. With respect to owned property and equipment held for sale, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions. Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. The Company recorded asset impairments in the normal course of business totaling $61, $48 and $24 in 2006, 2005 and 2004. Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

Future Lease
Obligations
Balance at January 29, 2005	$65
Additions	10
Payments	(8)
Adjustments	(2)

Balance at January 28, 2006	65
Additions	9
Payments	(14)
Adjustments	(27)

Balance at February 3, 2007	$33

     In addition, as of February 3, 2007, the Company maintained a $48 liability for facility closure costs, representing the present value of lease obligations remaining through 2019 for locations closed in California prior to the Fred Meyer merger in 1999, and an $8 liability for store closing costs related to two distinct, formalized plans that coordinated the closing of several locations over relatively short periods of time in 2000 and 2001.

   Interest Rate Risk Management

     The Company uses derivative instruments primarily to manage its exposure to changes in interest rates. The Company’s current program relative to interest rate protection and the methods by which the Company accounts for its derivative instruments are described in Note 6.

   Commodity Price Protection

     The Company enters into purchase commitments for various resources, including raw materials utilized in its manufacturing facilities and energy to be used in its stores, manufacturing facilities and administrative offices. The Company enters into commitments expecting to take delivery of and to utilize those resources in the conduct of the normal course of business. The Company’s current program relative to commodity price protection and the methods by which the Company accounts for its purchase commitments are described in Note 6.

   Benefit Plans

     Effective February 3, 2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 99, 106 and 123(R), which required the recognition of the funded status of its retirement plans on the Consolidated Balance Sheet. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are now required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”).

     The determination of the obligation and expense for Company-sponsored pension plans and other post-retirement benefits is dependent on the selection of assumptions used by actuaries and the Company in calculating those amounts. Those assumptions are described in Note 14 and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

     The Company also participates in various multi-employer plans for substantially all union employees. Pension expense for these plans is recognized as contributions are funded. Refer to Note 14 for additional information regarding the Company’s benefit plans.

   Stock Option Plans

     Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this method, the Company recognizes compensation expense for all share-based payments granted after January 29, 2006, as well as all share-based payments granted prior to, but not yet vested as of, January 29, 2006, in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and the disclosure provisions of SFAS No. 123. The Company also elected the alternative transition method for calculating windfall tax benefits available as of the adoption of SFAS No. 123(R). For further information regarding the adoption of SFAS No. 123(R), see Note 10 to the Consolidated Financial Statements.

   Deferred Income Taxes

     Deferred income taxes are recorded to reflect the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting basis. Refer to Note 4 for the types of differences that give rise to significant portions of deferred income tax assets and liabilities. Deferred income taxes are classified as a net current or noncurrent asset or liability based on the classification of the related asset or liability for financial reporting purposes. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date.

   Tax Contingencies

     Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. As of February 3, 2007, tax years 2002 through 2004 were undergoing examination by the Internal Revenue Service.

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

   Merchandise Costs

     In addition to product costs, net of discounts and allowances; advertising costs (see separate discussion below); inbound freight charges; warehousing costs, including receiving and inspection costs; transportation costs; and manufacturing production and operational costs are included in the “Merchandise costs” line item of the Consolidated Statements of Operations. Warehousing, transportation and manufacturing management salaries are also included in the “Merchandise costs” line item; however, purchasing management salaries and administration costs are included in the “Operating, general, and administrative” line item along with most of the Company’s other managerial and administrative costs. Rent expense and depreciation expense are shown separately in the Consolidated Statements of Operations.

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

     The Company recognizes all vendor allowances as a reduction in merchandise costs when the related product is sold. When possible, vendor allowances are applied to the related product by item and, therefore, reduce the carrying value of inventory by item. When the items are sold, the vendor allowance is recognized. When it is not possible, due to systems constraints, to allocate vendor allowances to the product by item, vendor allowances are recognized as a reduction in merchandise costs based on inventory turns and, therefore, recognized as the product is sold.

   Advertising Costs

     The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations. The Company’s pre-tax advertising costs totaled $508 in 2006, $498 in 2005 and $528 in 2004. The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

   Deposits In-Transit

     Deposits in-transit generally represent funds deposited to the Company’s bank accounts at the end of the quarter related to sales, a majority of which were paid for with credit cards and checks, to which the Company does not have immediate access.

   Consolidated Statements of Cash Flows

     For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments. Book overdrafts, which are included in accounts payable, represent disbursements that are funded as the item is presented for payment. Book overdrafts totaled $600, $596 and $562 as of February 3, 2007, January 28, 2006, and January 29, 2005, respectively, and are reflected as a financing activity in the Consolidated Statements of Cash Flows.

   Segments

     The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores throughout the United States. The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, are its only reportable segment. All of the Company’s operations are domestic.

2. GOODWILL

     The annual evaluation of goodwill performed during the fourth quarter of 2006 and 2005 did not result in impairment.

     The annual evaluation of goodwill performed during the fourth quarter of 2004 resulted in a $904 pre-tax, non-cash impairment charge related to goodwill at the Company’s Ralphs and Food 4 Less divisions. The divisions’ operating performance suffered due to the intense competitive environment during the 2003 southern California labor dispute and recovery period after the labor dispute. The decreased operating performance was the result of the investments in personnel, training and price reductions necessary to help regain Ralphs’ business lost during the labor dispute. As a result of this decline and the decline in future expected operating performance, the divisions’ carrying value of goodwill exceeded its implied fair value resulting in the impairment charge. Most of the impairment charge was non-deductible for income tax purposes. At February 3, 2007 and January 28, 2006, the Company maintained $1,458 of goodwill for the Ralphs and Food 4 Less divisions.

     The following table summarizes the changes in the Company’s net goodwill balance through February 3, 2007.

Goodwill
Balance at January 31, 2004	$3,138
Goodwill impairment charge	(904)
Goodwill recorded	6
Purchase accounting adjustments	(49)

Balance at January 29, 2005	2,191
Goodwill impairment charge	—
Goodwill recorded	—
Purchase accounting adjustments	1

Balance at January 28, 2006	2,192
Goodwill impairment charge	—
Goodwill recorded	—
Purchase accounting adjustments	—

Balance at February 3, 2007	$2,192

3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2006	2005
Land	$1,690	$1,675
Buildings and land improvements	5,402	5,142
Equipment	8,255	7,980
Leasehold improvements	4,221	3,917
Construction-in-progress	822	511
Leased property under capital leases and financing obligations	592	561

Total property, plant and equipment	20,982	19,786
Accumulated depreciation and amortization	(9,203)	(8,421)

Property, plant and equipment, net	$11,779	$11,365

     Accumulated depreciation for leased property under capital leases was $288 at February 3, 2007, and $263 at January 28, 2006.

     Approximately $566 and $798, original cost, of Property, Plant and Equipment collateralized certain mortgages at February 3, 2007, and January 28, 2006, respectively.

4. TAXES BASED ON INCOME

     The provision for taxes based on income consists of:

	2006	2005	2004
Federal
Current	$652	$609	$96
Deferred	(52)	(79)	258

	600	530	354
State and local
Current	55	42	25
Deferred	(22)	(5)	11

	33	37	36

Total	$633	$567	$390

A reconciliation of the statutory federal rate and the effective rate follows:

	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.9%	1.6%	2.6%
Non-deductible goodwill	—	—	101.7%
Deferred tax adjustment	(1.2)%	—	—
Other changes, net	0.5%	0.6%	(2.9)%

	36.2%	37.2%	136.4%

     During the reconciliation of the Company’s deferred tax balances, after the filing of annual federal and state tax returns, the Company identified adjustments to be made in the prior years’ deferred tax reconciliation. These deferred tax balances were corrected in the Company’s Consolidated Financial Statements for the year ended February 3, 2007, which resulted in a reduction of the Company’s 2006 provision for income tax expense of approximately $21. The Company does not believe these adjustments are material to its Consolidated Financial Statements for the year ended February 3, 2007, or to any prior years’ Consolidated Financial Statements. As a result, the Company has not restated any prior year amounts.

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2006	2005
Current deferred tax assets:
Net operating loss carryforwards	$17	$18
Compensation related costs	32	—
Other	4	42

Total current deferred tax assets	53	60
Current deferred tax liabilities:
Compensation related costs	—	(2)
Insurance related costs	(109)	(107)
Inventory related costs	(212)	(168)

Total current deferred tax liabilities	(321)	(277)

Current deferred taxes	$(268)	$(217)

Long-term deferred tax assets:
Compensation related costs	$332	$290
Insurance related costs	—	9
Lease accounting	122	106
Closed store reserves	96	95
Net operating loss carryforwards	29	26
Other	47	21

Long-term deferred tax assets, net	626	547
Long-term deferred tax liabilities:
Depreciation	(1,114)	(1,193)
Insurance related costs	(33)	—
Deferred income	(201)	(197)

Total long-term deferred tax liabilities	(1,348)	(1,390)

Long-term deferred taxes	$(722)	$(843)

     At February 3, 2007, the Company had net operating loss carryforwards for federal income tax purposes of $74 that expire from 2010 through 2018. In addition, the Company had net operating loss carryforwards for state income tax purposes of $733 that expire from 2010 through 2025. The utilization of certain of the Company’s net operating loss carryforwards may be limited in a given year.

     At February 3, 2007, the Company had state credits of $23 that expire from 2007 through 2020. The utilization of certain of the Company’s credits may be limited in a given year.

     The amounts of cash paid for income taxes in 2004 was reduced by approximately $90 as a result of federal bonus depreciation. This benefit began reversing in 2005 and increased the amount of cash paid for income taxes by approximately $71 in 2006 and $108 in 2005, respectively.

5. DEBT OBLIGATIONS

     Long-term debt consists of:

	2006	2005
Credit facility	$352	$—
4.95% to 9.20% Senior notes and debentures due through 2031	5,916	6,390
5.00% to 9.95% mortgages due in varying amounts through 2034	169	179
Other	144	178

Total debt	6,581	6,747
Less current portion	(878)	(527)

Total long-term debt	$5,703	$6,220

     As of February 3, 2007, the Company had a $2,500 Five-Year Credit Agreement maturing in 2011, unless earlier terminated by the Company. Borrowings under the credit agreement bear interest at the option of the Company at a rate equal to either (i) the highest, from time to time of (A) the base rate of JP Morgan Chase Bank, N.A., (B) ½% over a moving average of secondary market morning offering rates for three-month certificates of deposit adjusted for reserve requirements, and (C) ½% over the federal funds rate or (ii) an adjusted Eurodollar rate based upon the London Interbank Offered Rate (“Eurodollar Rate”) plus an Applicable Margin. In addition, the Company pays a Facility Fee in connection with the credit agreement. Both the Applicable Margin and the Facility Fee vary based upon the Company’s achievement of a financial ratio or credit rating. At February 3, 2007, the Applicable Margin was 0.27% and the Facility Fee was 0.08%. The credit facility contains covenants, which, among other things, require the maintenance of certain financial ratios, including fixed charge coverage and leverage ratios. The Company may prepay the credit agreement in whole or in parts, at any time, without a prepayment penalty. As of February 3, 2007, the Company had $352 outstanding under the credit agreement. The weighted average interest rate on the amounts outstanding under the credit agreement was 5.47% at February 3, 2007.

     At February 3, 2007, the Company had borrowings totaling $352 under its P2/F2/A3 rated commercial paper program. Any borrowings under this program are backed by the Company’s credit facility and reduce the amount available under the credit facility.

     At February 3, 2007, the Company also maintained a $50 money market line. In addition to credit agreement borrowings, borrowings under the money market line and some outstanding letters of credit reduce funds available under the Company’s credit agreement. At February 3, 2007, these letters of credit totaled $331. The Company had no borrowings under the money market line at February 3, 2007.

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

     The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2006, and for the years subsequent to 2006 are:

2007	$878
2008	993
2009	912
2010	42
2011	537
Thereafter	3,219

Total debt	$6,581

6. FINANCIAL INSTRUMENTS

   Interest Rate Risk Management

     The Company historically has used derivatives to manage its exposure to changes in interest rates. The interest differential to be paid or received is accrued as interest expense. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met. In accordance with this standard, the Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings. Changes in the fair value of derivative instruments designated as “fair value” hedges, along with corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current period earnings.

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

     The table below summarizes the outstanding interest rate swaps designated as hedges as of February 3, 2007, and January 28, 2006. The variable component of each interest rate swap outstanding at February 3, 2007, was based on LIBOR as of February 3, 2007. The variable component of each interest rate swap outstanding at January 28, 2006, was based on LIBOR as of January 28, 2006.

	2006		2005
	Pay	Pay	Pay	Pay
	Floating	Fixed	Floating	Fixed
Notional amount	$1,050	$—	$1,375	$—
Duration in years	3.08	—	3.28	—
Average variable rate	8.07%	—	8.14%	—
Average fixed rate	6.74%	—	6.98%	—

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

     Some of the product the Company purchases is shipped in corrugated cardboard packaging. The corrugated cardboard is sold when it is economical to do so. As of February 3, 2007, the Company maintained seven derivative instruments to protect it from declining corrugated cardboard prices. These derivatives contain a three-year term. None of the contracts, either individually or in the aggregate, hedge more than 50% of the Company’s expected corrugated cardboard sales. The instruments do not qualify for hedge accounting, in accordance with SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, as amended. Accordingly, changes in the fair value of these instruments are marked-to-market in the Company’s Consolidated Statements of Operations as operating, general and administrative (“OG&A”) expenses. As of February 3, 2007, an accrued liability totaling $0.2 had been recorded to reflect the fair value of these instruments.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

   Long-term Debt

     The fair value of the Company’s long-term debt, including the current portion thereof and excluding borrowings under the credit facility, was estimated based on the quoted market price for the same or similar issues. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flows using the forward interest rate yield curve in effect at the respective year-ends. The carrying values of long-term debt outstanding under the Company’s credit facility approximated fair value.

   Interest Rate Protection Agreements

     The fair value of these agreements was based on the net present value of the future cash flows using the forward interest rate yield curve in effect at the respective year-ends.

     The estimated fair values of the Company’s financial instruments are as follows:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and temporary cash investments	$189	$189	$210	$210
Store deposits in-transit	$614	$614	$488	$488
Long-term investments for which it is
Practicable	$152	$152	$118	$118
Not Practicable	$—	$—	$1	$—
Debt for which it is(1)
Practicable	$(6,581)	$(6,859)	$(6,747)	$(7,038)
Not Practicable	$—	$—	$—	$—
Interest Rate Protection Agreements
Receive fixed swaps asset/(liability)(2)	$(28)	$(28)	$(34)	$(34)
Forward-starting swap asset/(liability)(3)	$12	$12	$(2)	$(2)
Corrugated Cardboard Price Protection Agreements(4)	$—	$—	$3	$3

(1)	Excludes capital lease and lease-financing obligations.

(2)	As of February 3, 2007, the Company maintained six interest rate swap agreements, with notional amounts totaling $1,050, to manage its exposure to changes in the fair value of its fixed rate debt resulting from interest rate movements by effectively converting a portion of the Company’s debt from fixed to variable rates. These agreements mature at varying times between March 2008 and January 2015. Variable rates for these agreements are based on U.S. dollar London Interbank Offered Rate (“LIBOR”). The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is recognized over the life of the agreements as an adjustment to interest expense. These interest rate swap agreements are being accounted for as fair value hedges. As of February 3, 2007, other long-term liabilities totaling $28 were recorded to reflect the fair value of these agreements, offset by decreases in the fair value of the underlying debt.

(3)	As of February 3, 2007, the Company maintained three forward-starting interest rate swap agreements, with notional amounts totaling $750, to manage its exposure to changes in future benchmark interest rates. A forward-starting interest rate swap is an agreement that effectively hedges future benchmark interest rates, including general corporate spreads, on debt for an established period of time. The Company entered into the forward-starting interest rate swaps in order to lock in fixed interest rates on the Company’s forecasted issuance of debt in fiscal 2007 and 2008. As of February 3, 2007, other long-term assets totaling $12 were recorded to reflect the fair value of these agreements.

(4)	See Note 6 for a description of the corrugated cardboard price protection agreements.

8. LEASES AND LEASE-FINANCED TRANSACTIONS

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

     Rent expense (under operating leases) consists of:

	2006	2005	2004
Minimum rentals	$753	$760	$772
Contingent payments	10	8	9
Sublease income	(114)	(107)	(101)

Total rent expense	$649	$661	$680

     Minimum annual rentals and payments under capital leases and lease-financed transactions for the five years subsequent to 2006 and in the aggregate are:

			Lease-
	Capital	Operating	Financed
	Leases	Leases	Transactions
2007	$57	$778	$3
2008	54	734	3
2009	52	690	4
2010	51	642	4
2011	49	587	4
Thereafter	294	4,118	93

	557	$7,549	$111

Less estimated executory costs included in capital leases	(3)

Net minimum lease payments under capital leases	554
Less amount representing interest	(237)

Present value of net minimum lease payments under capital leases	$317

     Total future minimum rentals under noncancellable subleases at February 3, 2007, were $444.

9. EARNINGS PER COMMON SHARE (“EPS”)

     Basic earnings (loss) per common share equals net earnings (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per common share equals net earnings (loss) divided by the weighted average number of common shares outstanding after giving effect to dilutive stock options and warrants.

     The following table provides a reconciliation of earnings and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

	For the year ended			For the year ended			For the year ended
	February 3, 2007			January 28, 2006			January 29, 2005
	Earnings	Shares	Per	Earnings	Shares	Per	Loss	Shares	Per
	(Numer-	(Denomi-	Share	(Numer-	(Denomi-	Share	(Numer-	(Denomi-	Share
(in millions, except per share amounts)	ator)	nator)	Amount	ator)	nator)	Amount	ator)	nator)	Amount
Basic EPS	$1,115	715	$1.56	$958	724	$1.32	$(104)	736	$(0.14)
Dilutive effect of stock option
awards and warrants		8			7			—

Diluted EPS	$1,115	723	$1.54	$958	731	$1.31	$(104)	736	$(0.14)

     For the years ended February 3, 2007, January 28, 2006 and January 29, 2005, there were options outstanding for approximately 25.4 million, 24.6 million and 61.5 million shares of common stock, respectively, that were excluded from the computation of diluted EPS. These shares were excluded because their inclusion would have had an anti-dilutive effect on EPS.

10. STOCK OPTION PLANS

     Prior to January 29, 2006, the Company applied APB No. 25, and related interpretations, in accounting for its stock option plans and provided the pro-forma disclosures required by SFAS No. 123. APB No. 25 provided for recognition of compensation expense for employee stock awards based on the intrinsic value of the award on the grant date.

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

     Stock options typically expire 10 years from the date of grant. Stock options vest between one and five years from the date of grant or, for certain stock options, the earlier of the Company’s stock reaching certain pre-determined and appreciated market prices or nine years and six months from the date of grant. Under APB No. 25, the Company did not recognize compensation expense for these stock option grants. At February 3, 2007, approximately 18 million shares of common stock were available for future options under these plans.

     In addition to the stock options described above, the Company awards restricted stock to employees under various plans. The restrictions on these awards generally lapse between one and five years from the date of the awards and expense is recognized over the lapsing cycle. Under APB No. 25, the Company generally recorded expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the date of award. As of February 3, 2007, approximately six million shares of common stock were available for future restricted stock awards under the 2005 Long-Term Incentive Plan (the “Plan”). The Company has the ability to convert shares available for stock options under the Plan to shares available for restricted stock awards. Four shares available for common stock awards can be converted into one share available for restricted stock awards.

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

   Stock Options

     Changes in options outstanding under the stock option plans are summarized below:

	Shares	Weighted-
	subject	average
	to option	exercise
	(in millions)	price
Outstanding, year-end 2003	60.1	$17.62
Granted	6.7	$17.28
Exercised	(4.2)	$7.29
Canceled or Expired	(1.1)	$20.99

Outstanding, year-end 2004	61.5	$18.20
Granted	6.8	$16.50
Exercised	(7.7)	$9.81
Canceled or Expired	(1.3)	$20.92

Outstanding, year-end 2005	59.3	$19.03
Granted	3.2	$20.05
Exercised	(9.5)	$13.34
Canceled or Expired	(1.1)	$21.01

Outstanding, year-end 2006	51.9	$20.09

     A summary of options outstanding and exercisable at February 3, 2007 follows:

		Weighted-
		average	Weighted-		Weighted-
	Number	remaining	average	Options	average
Range of Exercise Prices	outstanding	contractual life	exercise price	exercisable	exercise price
	(in millions)	(in years)		(in millions)
$9.90 - $14.93	7.9	4.51	$14.45	7.1	$14.39
$14.94 - $16.39	6.1	8.16	$16.35	2.2	$16.31
$16.40 - $17.31	10.4	5.32	$16.97	7.1	$16.90
$17.32 - $22.99	9.2	4.24	$20.96	5.0	$21.40
$23.00 - $31.91	18.3	3.76	$25.13	15.0	$25.20

$9.90 - $31.91	51.9	4.79	$20.09	36.4	$20.42

     The weighted-average remaining contractual life for options exercisable at February 3, 2007, was approximately 4.1 years.

   Restricted stock

	Restricted
	shares	Weighted-average
	outstanding	grant-date
	(in millions)	fair value
Outstanding, year-end 2005	0.7	$17.85
Granted	2.2	$20.16
Lapsed	(0.4)	$17.46
Canceled or Expired	(0.1)	$19.41

Outstanding, year-end 2006	2.4	$20.02

   Adoption of SFAS No. 123(R)

     Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective method. Under this method, the Company recognize compensation expense for all share-based awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. For all share-based awards granted on or after January 29, 2006, the Company recognizes compensation expense based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

     In accordance with the provisions of the modified-prospective transition method, results for prior periods have not been restated. Compensation expense for all share-based awards described above was recognized using the straight-line attribution method applied to the fair value of each option grant, over the requisite service period associated with each award. The requisite service period is typically consistent with the vesting period, except as noted below. Because awards typically vest evenly over the requisite service period, compensation cost recognized through February 3, 2007, is at least equal to the grant-date fair value of the vested portion of all outstanding awards. All of the Company stock-based incentive plans are considered equity plans under SFAS No. 123(R).

     The weighted-average fair value of stock options granted during 2006, 2005 and 2004 was $6.90, $7.70 and $7.91, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

     The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2006	2005	2004
Weighted average expected volatility (based on historical volatility)	27.60%	30.83%	30.13%
Weighted average risk-free interest rate	5.07%	4.11%	3.99%
Expected dividend yield	1.50%	N/A	N/A
Expected term (based on historical results)	7.5 years	8.7 years	8.7 years

     The weighted-average risk-free interest rate was based on the yield of a treasury note as of the grant date, continuously compounded, which matures at a date that approximates the expected term of options. During the years presented, prior to 2006, the Company did not pay a dividend, so an expected dividend rate was not included in the determination of fair value for options granted during those years. Using a dividend yield of 1.50% to value options issued in 2005 would have decreased the fair value of each option by approximately $1.60. Expected volatility was determined based upon historical stock volatilities. Implied volatility was also considered. Expected term was determined based upon a combination of historical exercise and cancellation experience as well as estimates of expected future exercise and cancellation experience.

     Under SFAS No. 123(R), the Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the grant date of the award, over the period the awards lapse.

     Total stock compensation recognized in 2006 was $72. This included $50 for stock options and $22 for restricted shares. A total of $18 of the restricted stock expense was attributable to the wider distribution of restricted shares incorporated into the first quarter 2006 grant of share-based awards, and the remaining $4 of restricted stock expense related to previously issued restricted stock awards. The incremental compensation expense attributable to the adoption of SFAS No. 123(R) in 2006 was $68, pre-tax, or $43 and $0.06 per basic and diluted share, after tax. Stock compensation cost recognized in 2005, related entirely to restricted stock grants, was $7, pre-tax. These costs were recognized as operating, general and administrative expense in the Company’s Consolidated Statements of Operations. The cumulative effect of applying a forfeiture rate to unvested restricted shares at January 29, 2006 was not material.

     If compensation cost for the Company’s stock option plans for the years ended January 28, 2006 and January 29, 2005 had been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the net earnings and diluted earnings per common share would have been reduced to the pro forma amounts below:

	2005	2004
Net earnings (loss), as reported	$958	$(104)
Stock-based compensation expense included in net earnings, net of
income tax benefits	5	8
Total stock-based compensation expense determined under fair value
method for all awards, net of income tax benefits	(34)	(48)
Pro forma net earnings (loss)	$929	$(144)

Earnings (loss) per basic common share, as reported	$1.32	$(0.14)
Pro forma earnings (loss) per basic common share	$1.28	$(0.20)
Earnings (loss) per diluted common share, as reported	$1.31	$(0.14)
Pro forma earnings (loss) per diluted common share	$1.27	$(0.20)

     The total intrinsic value of options exercised in 2006 was $79. The total amount of cash received from the exercise of options granted under share-based payment arrangements was $126. As of February 3, 2007, there was $92 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s equity award plans. This cost is expected to be recognized over a weighted-average period of approximately one year. The total fair value of options that vested in 2006 was $44.

     Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares. Proceeds received from the exercise of options, and the related tax benefit, are utilized to repurchase shares of the Company’s stock under a stock repurchase program adopted by the Company’s Board of Directors. During 2006, the Company repurchased approximately 11 million shares of stock in such a manner.

     For share-based awards granted prior to the adoption of SFAS No. 123(R), the Company’s stock option grants generally contained retirement-eligibility provisions that caused the options to vest upon the earlier of the stated vesting date or retirement. Compensation expense was calculated over the stated vesting periods, regardless of whether certain employees became retirement-eligible during the respective vesting periods. Upon the adoption of SFAS No. 123(R), the Company continued this method of recognizing compensation expense for awards granted prior to the adoption of SFAS No. 123(R). For awards granted on or after January 29, 2006, options vest based on the stated vesting date, even if an employee retires prior to the vesting date. The requisite service period ends, however, on the employee’s retirement-eligible date. As a result, the Company recognizes expense for stock option grants containing such retirement-eligibility provisions over the shorter of the vesting period or the period until employees become retirement-eligible (the requisite service period). As a result of retirement eligibility provisions in stock option awards granted on or after January 29, 2006, approximately $6 of compensation expense was recognized in 2006 prior to the completion of stated vesting periods.

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

     Litigation – On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue. The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code. The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase. The Company has strong arguments in favor of its position, but due to the inherent uncertainty involved in the litigation process, an adverse decision that could have a material adverse effect on the Company’s financial results is a possible outcome. As of February 3, 2007, an adverse decision would require a cash payment of approximately $363, including interest.

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

      Ralphs Grocery Company is the defendant in a group of civil actions initially filed in 2003 and for which a coordination order was issued on January 20, 2004 in The Great Escape Promotion Cases pending in the Superior Court of California, County of Los Angeles, Case No. JCCP No. 4343. The plaintiffs allege that Ralphs violated various laws protecting consumers in connection with a promotion pursuant to which Ralphs offered travel awards to customers. On February 22, 2006, the Court in The Great Escape Promotion Cases issued an Order granting preliminary approval of the class action settlement. Notice of the class action settlement was sent to class members, and the Court issued an Order finally approving the class action settlement on August 25, 2006. The settlement involved the issuance of coupons and gift cards. While the ultimate cost of the settlement to Ralphs is largely dependent on the rate of coupon redemption, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

     Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust, wage and hour, or civil rights laws, are pending against the Company. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material adverse effect on the Company’s financial position.

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

     Guarantees – The Company periodically enters into real estate joint ventures in connection with the development of certain properties. The Company usually sells its interests in such partnerships upon completion of the projects. As of February 3, 2007, the Company was a partner with 50% ownership in three real estate joint ventures for which it has guaranteed approximately $6 of debt incurred by the ventures. Based on the covenants underlying this indebtedness as of February 3, 2007, it is unlikely that the Company will be responsible for repayment of these obligations.

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

12. SUBSEQUENT EVENTS

     On March 15, 2007, the Company announced its Board of Directors declared the payment of a quarterly dividend of $0.075 per share, payable on June 1, 2007, to shareholders of record as of the close of business on May 15, 2007.

13. STOCK

   Preferred Stock

     The Company has authorized 5 million shares of voting cumulative preferred stock; 2 million were available for issuance at February 3, 2007. The stock has a par value of $100 and is issuable in series.

   Common Stock

     The Company has authorized 1 billion shares of common stock, $1 par value per share. On May 20, 1999, the shareholders authorized an amendment to the Amended Articles of Incorporation to increase the authorized shares of common stock from 1 billion to 2 billion when the Board of Directors determines it to be in the best interest of the Company.

   Common Stock Repurchase Program

     The Company maintains a stock repurchase program that complies with Securities Exchange Act Rule 10b5-1 to allow for the orderly repurchase of Kroger stock, from time to time. The Company made open market purchases totaling $374, $239 and $291 under this repurchase program in fiscal 2006, 2005 and 2004. In addition to this repurchase program, in December 1999, the Company began a program to repurchase common stock to reduce dilution resulting from its employee stock option plans. This program is solely funded by proceeds from stock option exercises, including the tax benefit. The Company repurchased approximately $259, $13 and $28 under the stock option program during fiscal 2006, 2005 and 2004, respectively.

14. BENEFIT PLANS

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

     Effective February 3, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statement No. 87, 99, 106 and 123(R), which required the recognition of the funded status of its retirement plans on the Consolidated Balance Sheet. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are now required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”). The following table reflects the effects the adoption of SFAS No. 158 had on our Consolidated Balance Sheet as of February 3, 2007.

	Before		After
	Application of		Application of
February 3, 2007	SFAS No. 158	Adjustments	SFAS No. 158
Other assets	$497	$(8)	$489
Total assets	$21,223	$(8)	$21,215
Deferred income taxes	$792	$(70)	$722
Other long-term liabilities	$1,653	$182	$1,835
Total liabilities	$16,180	$112	$16,292
Accumulated other comprehensive loss	$(139)	$(120)	$(259)
Total shareowners’ equity	$5,043	$(120)	$4,923
Total liabilities and shareowners’ equity	$21,223	$(8)	$21,215

     Amounts recognized in AOCI as of February 3, 2007 consist of the following (pre-tax):

February 3, 2007	Pension Benefits	Other Benefits	Total
Unrecognized net actuarial loss	$433	$28	$461
Unrecognized prior service cost (credit)	7	(42)	(35)
Unrecognized transition obligation	1	—	1

Total liabilities	$441	$(14)	$427

     Amounts in AOCI expected to be recognized as components of net periodic pension or postretirement benefit costs in 2007 are as follows (pre-tax):

February 3, 2007	Pension Benefits	Other Benefits	Total
Net actuarial loss	$35	$—	$35
Prior service cost	2	(6)	(4)

Total liabilities	$37	$(6)	$31

     Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plan		Other Benefits
	2006	2005	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$2,284	$2,019	$105	$113	$356	$366
Service cost	123	118	2	1	13	12
Interest cost	130	113	6	6	20	19
Plan participants’ contributions	—	—	—	—	11	9
Amendments	—	—		3	—	4
Actuarial (gain) loss	(4)	145	7	(12)	4	(22)
Benefits paid	(114)	(111)	(7)	(6)	(31)	(32)

Benefit obligation at end of fiscal year	$2,419	$2,284	$113	$105	$373	$356

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$1,814	$1,458	$—	$—	$—	$—
Actual return on plan assets	248	167	—	—	—	—
Employer contributions	150	300	7	6	20	23
Plan participants’ contributions	—	—	—	—	11	9
Benefits paid	(114)	(111)	(7)	(6)	(31)	(32)

Fair value of plan assets at end of fiscal year	$2,098	$1,814	$—	$—	$—	$—

Funded status at end of fiscal year	$(321)	$(470)	$(113)	$(105)	$(373)	$(356)

	Pension Benefits
	Qualified Plans		Non-Qualified Plan		Other Benefits
	2006(1)	2005	2006(1)	2005	2006(1)	2005
Funded status at end of year	$(321)	$(470)	$(113)	$(105)	$(373)	$(356)
Unrecognized actuarial (gain) loss	—	541	—	27	—	23
Unrecognized prior service cost	—	9	—	8	—	(49)
Unrecognized net transition (asset) obligation	—	(1)	—	1	—	1

Net asset (liability) recognized at end of fiscal year	$(321)	$79	$(113)	$(69)	$(373)	$(381)

Accrued benefit liability	$(321)	$(217)	$(113)	$(112)	$(386)	$(381)
Additional minimum liability	—	(80)	—	12	—	—
Intangible asset	—	10	—	8	—	—
Accumulated other comprehensive loss	—	366	—	23	14	—

Net asset (liability) recognized at end of fiscal year	$(321)	$79	$(113)	$(69)	$(372)	$(381)

(1)	Effective February 3, 2007, the Company adopted SFAS No. 158.

     As of February 3, 2007, pension plan assets included no shares of The Kroger Co. common stock. Pension plan assets included $52, or 2.7 million shares, of common stock of The Kroger Co. at January 28, 2006.

	Pension Benefits			Other Benefits
Weighted average assumptions	2006	2005	2004	2006	2005	2004
Discount rate – Benefit obligation	5.90%	5.70%	—	5.90%	5.70%	—
Discount rate – Net periodic benefit cost	5.70%	5.75%	6.25%	5.70%	5.75%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%	3.50%

     The Company’s discount rate assumption was intended to reflect the rate at which the pension benefits could be effectively settled. It takes into account the timing and amount of benefits that would be available under the plan. The Company’s methodology for selecting the discount rate as of year-end 2006 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the 5.90% discount rate as of year-end 2006 represents the equivalent single rate under a broad-market AA yield curve constructed by the Company’s outside consultant, Mercer Human Resource Consulting. We utilized a discount rate of 5.70% for year-end 2005. The 20 basis point increase in the discount rate decreased the projected pension benefit obligation as of February 3, 2007, by approximately $68 million.

     To determine the expected return on pension plan assets, the Company contemplates current and forecasted plan asset allocations as well as historical and forecasted returns on various asset categories. The average annual return on pension plan assets was 9.7% for the ten calendar years ended December 31, 2006, net of all fees and expenses. Our actual return for the pension plan calendar year ending December 31, 2006, on that same basis, was 13.4%. The Company utilized a pension return assumption of 8.5% in 2006, 2005 and 2004.

     In 2005, the Company updated the mortality table used to determine average life expectancy in the calculation of its pension obligation to the RP-2000 Projected to 2015 mortality table. The change in this assumption increased the projected benefit obligation approximately $93, at the time of the change, and is reflected in unrecognized actuarial (gain) loss as of the measurement date.

	Pension Benefits
	Qualified Plans			Non-Qualified Plan			Other Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$123	$118	$106	$2	$1	$1	$13	$12	$10
Interest cost	130	113	109	6	6	6	20	19	21
Expected return on plan assets	(152)	(130)	(121)	—	—	—	—	—	—
Amortization of:
Transition asset	(1)	(1)	(1)	—	—	—	—	—	—
Prior service cost	3	3	3	2	2	2	(7)	(7)	(5)
Actuarial (gain) loss	41	24	9	2	2	3	—	—	—
Curtailment charge	5	—	—	—	—	—	—	—	—

Net periodic benefit cost	$149	$127	$105	$12	$11	$12	$26	$24	$26

     The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for all Company-sponsored pension plans.

	Qualified Plans		Non-Qualified Plan
	2006	2005	2006	2005
PBO at end of fiscal year	$2,419	$2,284	$113	$105
ABO at end of fiscal year	$2,232	$2,111	$103	$100
Fair value of plan assets at end of year	$2,098	$1,814	$—	$—

     The following table provides information about the Company’s estimated future benefit payments.

	Pension	Other
	Benefits	Benefits
2007	$139	$22
2008	$138	$23
2009	$145	$24
2010	$142	$26
2011	$137	$27
2012 - 2016	$775	$152

     The Company discontinued the accrual of additional benefits under the Company’s cash balance formula of the Consolidated Retirement Benefit Plan (the “Cash Balance Plan”) effective January 1, 2007. Participants in the Cash Balance Plan will continue to earn interest credits on their accrued benefit balance as of December 31, 2006, based on average Treasury rates, but will no longer accrue cash balance pay credits under the Cash Balance Plan after December 31, 2006. Projected pension benefit payments, as noted above, are lower than estimates in prior years as a result of the discontinuation of benefit accruals under the Cash Balance Plan. As a result of the decision to discontinue accruing additional benefits under the Cash Balance Plan, the Company recorded a charge totaling $5, pre-tax, which represented the previously unrecognized prior service costs.

     Effective January 1, 2007, the Cash Balance Plan was replaced with a 401(k) Retirement Savings Account Plan, which will provide both Company matching contributions and other Company contributions based upon length of service, to eligible employees.

     The following table provides information about the target and actual pension plan asset allocations. Allocation percentages are shown as of December 31 for each respective year. The pension plan measurement date is the December 31st nearest the fiscal year-end.

	Target	Actual
	allocations	allocations
	2006	2006	2005
Pension plan asset allocation, as of December 31:
Domestic equity securities	21.4%	21.1%	36.1%
International equity securities	24.5	27.5	25.2
Investment grade debt securities	25.0	23.3	17.8
High yield debt securities	8.0	7.7	7.6
Private equity	5.0	4.9	4.2
Hedge funds	7.6	7.4	3.8
Real estate	1.5	1.4	1.1
Other	7.0	6.7	4.3

Total	100.0%	100.0%	100.0%

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

     The current target allocations shown represent 2006 targets that were established in 2005. To maintain actual asset allocations consistent with target allocations, assets are reallocated or rebalanced periodically. Cash flow from employer contributions and participant benefit payments is used to fund underweight asset classes and divest overweight asset classes, as appropriate. The Company expects that cash flow will be sufficient to meet most rebalancing needs. The Company made cash contributions of $150, $300 and $35 in 2006, 2005 and 2004, respectively. Although the Company is not required to make any cash contributions during fiscal 2007, it made a $50 cash contribution to its plans on February 5, 2007. Additional contributions may be made if the Company’s cash flow from operations exceeds its expectations. The Company expects any voluntary contributions made during 2007 will reduce its minimum required contributions in future years.

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

	1% Point	1% Point
	Increase	Decrease
Effect on total of service and interest cost components	$5	$(4)
Effect on postretirement benefit obligation	$45	$(39)

     On December 8, 2003, the President signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. The law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. We have concluded that our plan is at least “actuarially equivalent” to the Medicare Part D plan for certain covered groups only, and will be eligible for the subsidy for those groups. The effect of the subsidy reduced our postretirement benefit obligation $6 at both February 3, 2007, and January 28, 2006, and did not have a material effect on our net periodic benefit cost in either of those years. The remaining groups’ benefits are not “actuarially equivalent” to the Medicare Part D plan and we have made the decision to pay as secondary coverage to Medicare Part D for those groups.

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

     The Company recognizes expense in connection with these plans as contributions are funded, in accordance with GAAP. The Company made contributions to these plans, and recognized expense, of $204 in 2006, $196 in 2005, and $180 in 2004. The Company estimates it would have contributed an additional $2 million in 2004, but its obligation to contribute was suspended during the labor dispute in southern California.

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

     The Company also administers certain defined contribution plans for eligible union and non-union employees. The cost of these plans for 2006, 2005 and 2004 was $8, $8 and $12, respectively.

15. RECENTLY ADOPTED ACCOUNTING STANDARDS

     In December 2004, the FASB issued SFAS No. 123 (Revised 2002), Share-Based Payment (“SFAS No. 123(R)”), which replaced SFAS No. 123, superseded APB No. 25 and related interpretations and amended SFAS No. 95, Statement of Cash Flows. SFAS No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. The Company adopted the provisions of SFAS No. 123(R) in the first quarter of 2006. The implementation of SFAS No. 123(R) reduced net earnings $0.06 per diluted share in 2006. See Note 10 for further discussion of the effect the adoption of SFAS No. 123(R) had on the Company’s Consolidated Financial Statements.

     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 99, 106, and 123(R). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. In addition, SFAS No. 158 requires an employer to measure a plan’s assets and obligations and determine its funded states as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in the year the changes occur and that those changes be recorded in comprehensive income, net of tax, as a separate component shareowners’ equity. SFAS No. 158 also requires additional footnote disclosure. The recognition and disclosure provisions of SFAS No. 158 became effective for the Company on February 3, 2007. The measurement date provisions of SFAS No. 158 will become effective for the Company’s fiscal year beginning on February 1, 2009. See Note 14 for the effects the implementation of SFAS No. 158 had on the Company’s Consolidated Financial Statements.

16. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 becomes effective for the Company’s fiscal year beginning February 4, 2007. The Company is evaluating the effect the implementation of FIN No. 48 will have on its Consolidated Financial Statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 will become effective for the Company’s fiscal year beginning February 3, 2008. The Company is evaluating the effect the implementation of SFAS No. 157 will have on its Consolidated Financial Statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized into net earnings at each subsequent reporting date. SFAS No. 159 will be become effective for the Company’s fiscal year beginning February 3, 2008. The Company is currently evaluating the effect the adoption of SFAS No. 159 will have on its Consolidated Financial Statements.

     In June 2006, the FASB ratified the consensus of Emerging Issues Task Force (“EITF”) issue No. 06-03, How Taxes Get Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-03 indicates that the income statement presentation of taxes within the scope of the Issue on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. EITF No. 06-03 becomes effective for the Company’s fiscal year beginning February 4, 2007. The Company does not expect the adoption of EITF No. 06-03 to have a material effect on its Consolidated Financial Statements.

17. GUARANTOR SUBSIDIARIES

     The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of its subsidiaries (the “Guarantor Subsidiaries”). At February 3, 2007, a total of approximately $5,916 of Guaranteed Notes was outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

     The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pre-tax earnings, cash flow, and equity for all periods presented, except for consolidated pre-tax earnings in 2004. Therefore, the non-guarantor subsidiaries’ information is not separately presented in the balance sheets and the statements of cash flows, but rather is included in the column labeled “Guarantor Subsidiaries,” for those periods. The non-guaranteeing subsidiaries represented approximately 10% of 2004 consolidated pre-tax earnings. Therefore, the non-guarantor subsidiaries information is separately presented in the Condensed Consolidated Statements of Operations for 2004.

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

     The following tables present summarized financial information as of February 3, 2007 and January 28, 2006 and for the three years ended February 3, 2007.

Condensed Consolidating
Balance Sheets
As of February 3, 2007

		Guarantor
	The Kroger Co.	Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$25	$164	$—	$189
Store deposits in-transit	69	545	—	614
Receivables	168	1,982	(1,372)	778
Net inventories	406	4,203	—	4,609
Prepaid and other current assets	371	194	—	565

Total current assets	1,039	7,088	(1,372)	6,755
Property, plant and equipment, net	1,429	10,350	—	11,779
Goodwill, net	56	2,136	—	2,192
Other assets	647	1,149	(1,307)	489
Investment in and advances to subsidiaries	11,510	—	(11,510)	—

Total Assets	$14,681	$20,723	$(14,189)	$21,215

Current liabilities
Current portion of long-term debt including obligations
under capital leases and financing obligations	$906	$—	$—	$906
Accounts payable	1,614	4,869	(2,679)	3,804
Other current liabilities	(537)	3,408	—	2,871

Total current liabilities	1,983	8,277	(2,679)	7,581
Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under
capital leases and financing obligations	6,136	—	—	6,136
Adjustment to reflect fair value interest rate hedges	18	—	—	18

Long-term debt including obligations under capital leases
and financing obligations	6,154	—	—	6,154
Other long-term liabilities	1,621	936	—	2,557

Total Liabilities	9,758	9,213	(2,679)	16,292
Shareowners’ Equity	4,923	11,510	(11,510)	4,923

Total Liabilities and Shareowners’ equity	$14,681	$20,723	$(14,189)	$21,215

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

Condensed Consolidating
Statements of Operations
For the Year ended February 3, 2007

		Guarantor
	The Kroger Co.	Subsidiaries	Eliminations	Consolidated
Sales	$8,731	$58,383	$(1,003)	$66,111
Merchandise costs, including warehousing and transportation	6,630	44,488	(1,003)	50,115
Operating, general and administrative	1,697	10,142	—	11,839
Rent	132	517	—	649
Depreciation and amortization	136	1,136	—	1,272

Operating profit	136	2,100	—	2,236
Interest expense	480	8	—	488
Equity in earnings of subsidiaries	1,843	—	(1,843)	—

Earnings before tax expense	1,499	2,092	(1,843)	1,748
Tax expense	384	249	—	633

Net earnings	$1,115	$1,843	$(1,843)	$1,115

Condensed Consolidating
Statements of Operations
For the Year ended January 28, 2006

		Guarantor
	The Kroger Co.	Subsidiaries	Eliminations	Consolidated
Sales	$8,693	$52,822	$(962)	$60,553
Merchandise costs, including warehousing and transportation	6,502	40,021	(958)	45,565
Operating, general and administrative	1,657	9,368	2	11,027
Rent	165	502	(6)	661
Depreciation and amortization	139	1,126	—	1,265

Operating profit	230	1,805	—	2,035
Interest expense	498	12	—	510
Equity in earnings of subsidiaries	1,164	—	(1,164)	—

Earnings before tax expense	896	1,793	(1,164)	1,525
Tax expense (benefit)	(62)	629	—	567

Net earnings	$958	$1,164	$(1,164)	$958

Condensed Consolidating
Statements of Operations
For the Year ended January 29, 2005

		Guarantor	Non-Guarantor
	The Kroger Co.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Sales	$8,003	$49,432	$41	$(1,042)	$56,434
Merchandise costs, including warehousing and
transportation	6,420	36,721	—	(1,001)	42,140
Operating, general and administrative	1,126	9,494	(9)	—	10,611
Rent	194	527	—	(41)	680
Depreciation and amortization	110	1,142	4	—	1,256
Goodwill impairment charge	—	904	—	—	904

Operating profit	153	644	46	—	843
Interest expense	529	6	22	—	557
Equity in earnings of subsidiaries	430	—	—	(430)	—

Earnings before tax expense	54	638	24	(430)	286
Tax expense	158	231	1	—	390

Net earnings (loss)	$(104)	$407	$23	$(430)	$(104)

Condensed Consolidating
Statements of Operations
For the Year ended February 3, 2007
		Guarantor
	The Kroger Co.	Subsidiaries	Consolidated
Net cash provided by operating activities	$152	$2,199	$2,351

Cash flows from investing activities:
Capital expenditures	(143)	(1,540)	(1,683)
Other	56	40	96

Net cash used by investing activities	(87)	(1,500)	(1,587)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	362	—	362
Reductions in long-term debt	(556)	—	(556)
Proceeds from issuance of capital stock	168	—	168
Capital stock reacquired	(633)	—	(633)
Dividends paid	(140)	—	(140)
Other	18	(4)	14
Net change in advances to subsidiaries	702	(702)	—

Net cash used by financing activities	(79)	(706)	(785)

Net decrease in cash and temporary cash investments	(14)	(7)	(21)
Cash and temporary investments:
Beginning of year	39	171	210

End of year	$25	$164	$189

Condensed Consolidating
Statements of Operations
For the Year ended January 28, 2006
		Guarantor
	The Kroger Co.	Subsidiaries	Consolidated
Net cash provided by operating activities	$1,171	$1,021	$2,192

Cash flows from investing activities:
Capital expenditures	(188)	(1,118)	(1,306)
Other	11	16	27

Net cash used by investing activities	(177)	(1,102)	(1,279)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	14	—	14
Reductions in long-term debt	(764)	(33)	(797)
Proceeds from issuance of capital stock	78	—	78
Capital stock reacquired	(252)	—	(252)
Other	77	33	110
Net change in advances to subsidiaries	(140)	140	—

Net cash provided (used) by financing activities	(987)	140	(847)

Net increase in cash and temporary cash investments	7	59	66
Cash and temporary investments:
Beginning of year	32	112	144

End of year	$39	$171	$210

Condensed Consolidating
Statements of Operations
For the Year ended January 29, 2005
		Guarantor
	The Kroger Co.	Subsidiaries	Consolidated
Net cash provided by operating activities	$(890)	$3,220	$2,330

Cash flows from investing activities:
Capital expenditures	(161)	(1,473)	(1,634)
Other	22	4	26

Net cash used by investing activities	(139)	(1,469)	(1,608)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	616	—	616
Reductions in long-term debt	(724)	(286)	(1,010)
Proceeds from issuance of capital stock	25	—	25
Capital stock reacquired	(319)	—	(319)
Other	(27)	(22)	(49)
Net change in advances to subsidiaries	1,464	(1,464)	—

Net cash provided (used) by financing activities	1,035	(1,772)	(737)

Net (decrease) increase in cash and temporary cash investments	6	(21)	(15)
Cash and temporary investments:
Beginning of year	26	133	159

End of year	$32	$112	$144

18. QUARTERLY DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total Year
2006	(16 Weeks)	(12 Weeks)	(12 Weeks)	(13 Weeks)	(53 Weeks)
Sales	$19,415	$15,138	$14,699	$16,859	$66,111
Net earnings	$306	$209	$215	$385	$1,115
Net earnings per basic common share	$0.42	$0.29	$0.30	$0.55	$1.56
Average number of shares used in basic calculation	722	719	712	706	715
Net earnings per diluted common share	$0.42	$0.29	$0.30	$0.54	$1.54
Average number of shares used in diluted calculation	729	725	720	715	723

	Quarter
	First	Second	Third	Fourth	Total Year
2005	(16 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(52 Weeks)
Sales	$17,948	$13,865	$14,020	$14,720	$60,553
Net earnings	$294	$196	$185	$283	$958
Net earnings per basic common share	$0.40	$0.27	$0.26	$0.39	$1.32
Average number of shares used in basic calculation	727	722	724	724	724
Net earnings per diluted common share	$0.40	$0.27	$0.25	$0.39	$1.31
Average number of shares used in diluted calculation	732	730	732	730	731

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.     CONTROLS AND PROCEDURES.

     As of February 3, 2007, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of February 3, 2007.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the fiscal quarter ended February 3, 2007, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of February 3, 2007.

     Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

ITEM 9B.     OTHER INFORMATION.

     None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on its review of the copies of all Section 16(a) forms received by the Company, or written representations from certain persons that no Forms 5 were required by those persons, the Company believes that during fiscal year 2006 all filing requirements applicable to its officers, directors and 10% beneficial owners were timely satisfied, with two exceptions. Mr. Jon C. Flora filed a Form 5 reporting a stock sale that inadvertently was not reported in 2006, and Mr. Carver L. Johnson filed a Form 5 reporting three transactions with the Company in which shares were withheld by the Company to pay tax liabilities associated with restricted stock awards.

EXECUTIVE OFFICERS OF THE COMPANY

     The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of March 30, 2007. Except as otherwise noted, each person has held office for at least five years. Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History
Donald E. Becker	58	Mr. Becker was elected Executive Vice President on September 16, 2004 and Senior Vice President on January 26, 2000. Prior to his election, Mr. Becker was appointed President of the Company’s Central Marketing Area in 1996. Before this, Mr. Becker served in a number of key management positions in the Company’s Cincinnati/Dayton Marketing Area, including Vice President of Operations and Vice President of Merchandising. He joined the Company in 1969.

William T. Boehm	59	Mr. Boehm was elected Senior Vice President and President, Manufacturing on May 6, 2004. Prior to that he was elected Group Vice President, Logistics effective April 29, 2001. Mr. Boehm joined the Company in 1981 as Director of Economic Research. He was promoted to Vice President, Corporate Planning and Research in 1986. He was named Vice President Grocery Procurement in 1989 and Vice President of Logistics in 1994.

David B. Dillon	56	Mr. Dillon was elected Chairman of the Board on June 24, 2004 and Chief Executive Officer effective June 26, 2003. Prior to this, he was elected President and Chief Operating Officer effective January 26, 2000. Upon the merger with Fred Meyer, Inc., he was named President of the combined Company. Prior thereto, Mr. Dillon was elected President and Chief Operating Officer of Kroger effective June 18, 1995. Prior to this he was elected Executive Vice President on September 13, 1990, Chairman of the Board of Dillon Companies, Inc. on September 8, 1992, and President of Dillon Companies, Inc. on April 22, 1986.

Kevin M. Dougherty	54	Mr. Dougherty was elected Group Vice President, Logistics effective May 6, 2004. Mr. Dougherty joined the Company as Vice President, Supply Chain Operations in 2001. Before joining the Company, he maintained an independent consulting practice focusing on logistics and operational performance.

Jon C. Flora	52	Mr. Flora was elected Senior Vice President effective June 24, 2004. Prior to that, he held a variety of key management positions for the Company including President of the Company’s Michigan Marketing Area and more recently President of the Company’s Great Lakes Marketing Area. He joined the Company in 1971 as a clerk for the Company’s Dillon Stores Division.

Joseph A. Grieshaber, Jr.	49	Mr. Grieshaber was elected Group Vice President, Perishables Merchandising and Procurement, effective August 4, 2003. Prior to this, he held a variety of management positions within the Company, most recently serving as Vice President of Merchandising for the Company’s Great Lakes Marketing Area. Mr. Grieshaber joined the Company in 1983.

Paul W. Heldman	55	Mr. Heldman was elected Executive Vice President effective May 5, 2006, Senior Vice President effective October 5, 1997, Secretary on May 21, 1992, and Vice President and General Counsel effective June 18, 1989. Prior to his election, he held various positions in the Company’s Law Department. Mr. Heldman joined the Company in 1982.

Scott M. Henderson	51	Mr. Henderson was elected Vice President effective June 26, 2003 and Treasurer effective January 6, 2002. Mr. Henderson joined the Company in 1981 as Manager of Financial Reporting. He held a variety of management positions and was promoted to Vice President of Planning in February 2000.

Christopher T. Hjelm	45	Mr. Hjelm joined the Company on August 28, 2005 as Senior Vice President and Chief Information Officer. From February 2005 to July 2005, he was Chief Information Officer of Travel Distribution Services for Cendant Corporation. From July 2003 to November 2004 Mr. Hjelm served as Chief Technology Officer for Orbitz LLC, which was acquired by Cendant Corporation in November 2004. Mr. Hjelm served as Senior Vice President for Technology at eBay Inc. from March 2002 to June 2003, and served as Executive Vice President for Broadband Network Services for At Home Company from June 2001 to February 2002. From January 2000 to June 2001, Mr. Hjelm served as Chairman, President and Chief Executive Officer of ZOHO Corporation. Prior to that, he held various key roles for 14 years with Federal Express Corporation, including that of Senior Vice President and Chief Information Officer.

Carver L. Johnson	57	Mr. Johnson was elected Chief Diversity Officer effective June 22, 2006. Prior to his election, Mr. Johnson served as Group Vice President of Management Information Systems. Prior to joining the Company in December 1999, he served as Vice President and Chief Information Officer of Gymboree. From 1993 to 1998, Mr. Johnson was Senior Systems Director of Corporate Services for Sears, Roebuck & Co. He previously held management positions with Jamesway Corp., Linens ‘n Things, and Pay ‘n Save Stores, Inc.

Lynn Marmer	54	Ms. Marmer was elected Group Vice President, Corporate Affairs effective January 19, 1998. Prior to her election, Ms. Marmer was an attorney in the Company’s Law Department. Ms. Marmer joined the Company in 1997. Before joining the Company she was a partner in the law firm of Dinsmore & Shohl.

Don W. McGeorge	52	Mr. McGeorge was elected President and Chief Operating Officer effective June 26, 2003. Prior to that, he was elected Executive Vice President effective January 26, 2000 and Senior Vice President effective August 10, 1997. Before his election, Mr. McGeorge was President of the Company’s Columbus Marketing Area effective December 29, 1996; and prior thereto President of the Company’s Michigan Marketing Area effective June 20, 1993. Before this he served in a number of key management positions with the Company, including Vice President of Merchandising of the Company’s Nashville Marketing Area. Mr. McGeorge joined the Company in 1977.

W. Rodney McMullen	46	Mr. McMullen was elected Vice Chairman effective June 26, 2003. Prior to that he was elected Executive Vice President, Strategy, Planning and Finance effective January 26, 2000, Executive Vice President and Chief Financial Officer effective May 20, 1999, Senior Vice President effective October 5, 1997, and Group Vice President and Chief Financial Officer effective June 18, 1995. Before that he was appointed Vice President, Control and Financial Services on March 4, 1993, and Vice President, Planning and Capital Management effective December 31, 1989. Mr. McMullen joined the Company in 1978 as a part-time stock clerk.

M. Marnette Perry	55	Ms. Perry was elected Senior Vice President effective July 20, 2003. Prior to that she was elected Group Vice President of Perishables Merchandising and Procurement on March 3, 2003. Prior to this she held a variety of significant positions with the Company, including President of the Company’s Michigan Marketing Area, and President of the Company’s Columbus Marketing Area. She joined the Company in 1972.

J. Michael Schlotman	49	Mr. Schlotman was elected Senior Vice President effective June 26, 2003, and Group Vice President and Chief Financial Officer effective January 26, 2000. Prior to that he was elected Vice President and Corporate Controller in 1995, and served in various positions in corporate accounting since joining the Company in 1985.

Paul J. Scutt	58	Mr. Scutt was elected Senior Vice President of Retail Operations on September 16, 2004 and he was elected Group Vice President of Retail Operations effective May 21, 2002. He has held a number of significant positions with the Company including Regional Vice President of the Company’s Hutchinson operations, and most recently as President of the Company’s Central Marketing Area.

M. Elizabeth Van Oflen	49	Ms. Van Oflen was elected Vice President and Controller on April 11, 2003. Prior to her election, she held various positions in the Company’s Finance and Tax Departments. Ms. Van Oflen joined the Company in 1982.

Della Wall	55	Ms. Wall was elected Group Vice President, Human Resources effective April 9, 2004. Prior to her election, she held various key positions in the Company’s human resources department, manufacturing group and drug store division, most recently serving as Vice President of Human Resources. Ms. Wall joined the Company in 1971.

ITEM 11.     EXECUTIVE COMPENSATION.

     The information required by this Item is set forth in the sections entitled Compensation of Executive Officers and Information Concerning the Board of Directors in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table provides information regarding shares outstanding and available for issuance under the Company’s existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	(a)	(b)	(c)
Number of securities
remaining for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
Equity compensation plans approved by security holders	51,918,179	$20.09	17,595,505
Equity compensation plans not approved by security holders	—	$—	—

Total	51,918,179	$20.09	17,595,505

     The remainder of the information required by this Item is set forth in the Beneficial Ownership of Common Stock table in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     This information required by this Item is set forth in the section entitled Related Person Transactions in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006
Consolidated Statements of Operations for the years ended February 3, 2007, January 28, 2006 and January 29, 2005
Consolidated Statements of Cash Flows for the years ended February 3, 2007, January 28, 2006 and January 29, 2005
Consolidated Statement of Changes in Shareowners Equity
Notes to Consolidated Financial Statements

(a)2.	Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

(a)3.&(b)	Exhibits

3.1	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

3.2	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

4.1	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

10.1*	Material Contracts - Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-133339.

10.2*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for fiscal year ended January 29, 2005.

10.3*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for fiscal year ended January 29, 2005.

10.4*	The Kroger Co. 401(k) Retirement Savings Account Restoration Plan.

10.5*	Dillon Companies, Inc. Excess Benefit Pension Plan.

10.6*	The Kroger Co. Supplemental Retirement Plans for Certain Benefit Plan Participants.

10.7*	2006 Long-Term Bonus Plan. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on December 14, 2005.

10.8*	The Kroger Co. 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 23, 2005.

10.9*	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans.

10.10*	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans.

10.11	Five Year Credit Agreement dated as of November 15, 2006, incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on November 20, 2006.

10.12	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Banc of America Securities, LLC, as Dealer dated as of December 3, 2003, as amended on July 23, 2004, incorporated by reference to Exhibit 10.15 of The Kroger Co.’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.13	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Citigroup Global Markets Inc., as Dealer dated as of December 3, 2003, as amended on June 9, 2004, incorporated by reference to Exhibit 10.16 of The Kroger Co.’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.14*	Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of The Kroger Co.’s Form 8-K dated December 10, 2004.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications

* Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: April 4, 2007	By (*David B. Dillon)
David B. Dillon
Chief Executive Officer
(principal executive officer)

Dated: April 4, 2007	By (*J. Michael Schlotman)
J. Michael Schlotman
Chief Financial Officer
(principal financial officer)

Dated: April 4, 2007	By (*M. Elizabeth Van Oflen)
M. Elizabeth Van Oflen
Vice President & Controller
(principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 4th of April, 2007.

(*Reuben V. Anderson)	Director
Reuben V. Anderson

(*Robert D. Beyer)	Director
Robert D. Beyer

(*John L. Clendenin)	Director
John L Clendenin

(*David B. Dillon)	Chairman and Chief Executive Officer
David B. Dillon

(*John T. LaMacchia)	Director
John T. LaMacchia

(*David B. Lewis)	Director
David B. Lewis

(*Don W. McGeorge)	President, Chief Operating Officer, and Director
Don W. McGeorge

(*W. Rodney McMullen)	Vice Chairman and Director
W. Rodney McMullen

(*Jorge P. Montoya)	Director
Jorge P. Montoya

(*Clyde R. Moore)	Director
Clyde R. Moore

Director
Katherine D. Ortega

(*Susan M. Phillips)	Director
Susan M. Phillips

(*Steven R. Rogel)	Director
Steven R. Rogel

(*James A. Runde)	Director
James A. Runde

(*Ronald L. Sargent)	Director
Ronald L. Sargent

(*Bobby S. Shackouls)	Director
Bobby S. Shackouls

By:	(*Bruce M. Gack)
Bruce M. Gack
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.

3.1	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

3.2	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

4.1	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

10.1*	Material Contracts - Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-133339.

10.2*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for fiscal year ended January 29, 2005.

10.3*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for fiscal year ended January 29, 2005.

10.4*	The Kroger Co. 401(k) Retirement Savings Account Restoration Plan.

10.5*	Dillon Companies, Inc. Excess Benefit Pension Plan.

10.6*	The Kroger Co. Supplemental Retirement Plans for Certain Benefit Plan Participants.

10.7*	2006 Long Term Bonus Plan. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on December 14, 2005.

10.8*	The Kroger Co. 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 23, 2005.

10.9*	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans.

10.10*	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans.

10.11	Five Year Credit Agreement dated as of November 15, 2006, incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on November 20, 2006.

10.12	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Banc of America Securities, LLC, as Dealer dated as of December 3, 2003, as amended on July 23, 2004, incorporated by reference to Exhibit 10.15 of The Kroger Co.’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.13	4(2) Commercial Paper Program Dealer Agreement between The Kroger Co., as Issuer and Citigroup Global Markets Inc., as Dealer dated as of December 3, 2003, as amended on June 9, 2004, incorporated by reference to Exhibit 10.16 of The Kroger Co.’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.14*	Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of The Kroger Co.’s Form 8-K dated December 10, 2004.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications

* Management contract or compensatory plan or arrangement.