Form 10-Q
period 2007-05-26
KROGER CO
filed 2007-07-03
CIK 56873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 26, 2007
OR
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

There were 709,347,252 shares of Common Stock ($1 par value) outstanding as of June 29, 2007.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE KROGER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	First Quarter Ended
	May 26,	May 20,
	2007	2006
Sales	$20,726	$19,415
Merchandise costs, including advertising, warehousing, and transportation,
excluding items shown separately below	15,834	14,659
Operating, general and administrative	3,609	3,528
Rent	189	196
Depreciation and amortization	404	388

Operating profit	690	644
Interest expense	146	155

Earnings before income tax expense	544	489
Income tax expense	207	183

Net earnings	$337	$306

Net earnings per basic common share	$0.48	$0.42
Average number of common shares used in basic calculation	706	722

Net earnings per diluted share	$0.47	$0.42
Average number of common shares used in diluted calculation	715	729

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	May 26,	February 3,
	2007	2007
ASSETS
Current assets
Cash - In stores	$150	$157
Cash - Temporary cash investments	38	32
Total cash	188	189

Deposits in-transit	571	614
Receivables	719	778
FIFO inventory	5,166	5,059
LIFO credit	(470)	(450)
Prefunded employee benefits	19	300
Prepaid and other current assets	254	265
Total current assets	6,447	6,755

Property, plant and equipment, net	11,907	11,779
Goodwill	2,120	2,192
Other assets	522	489

Total Assets	$20,996	$21,215

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing
obligations	$1,414	$906
Accounts payable	3,864	3,804
Accrued salaries and wages	718	796
Deferred income taxes	170	268
Other current liabilities	1,836	1,807
Total current liabilities	8,002	7,581

Long-term debt including obligations under capital leases and financing obligations
Face-value long-term debt including obligations under capital leases and financing obligations	5,160	6,136
Adjustment to reflect fair-value interest rate hedges	17	18
Long-term debt including obligations under capital leases and financing obligations	5,177	6,154

Deferred income taxes	295	722
Other long-term liabilities	2,262	1,835

Total Liabilities	15,736	16,292

Commitments and contingencies (see Note 9)

SHAREOWNERS' EQUITY

Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized; 943 shares issued in 2007 and 937 shares issued in
2006	943	937
Additional paid-in capital	2,910	2,755
Accumulated other comprehensive loss	(247)	(259)
Accumulated earnings	5,789	5,501

Common stock in treasury, at cost, 235 shares in 2007 and 232 shares in 2006	(4,135)	(4,011)

Total Shareowners' Equity	5,260	4,923

Total Liabilities and Shareowners' Equity	$20,996	$21,215

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Quarter Ended
	May 26, 2007	May 20, 2006
Cash Flows from Operating Activities
Net earnings	$337	$306
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	404	388
LIFO charge	20	10
Stock option expense	22	22
Expense for Company-sponsored pension plans	19	49
Deferred income taxes	(12)	(19)
Other	8	51
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	43	(35)
Receivables	50	(16)
Inventories	(109)	32
Prepaid expenses	286	224
Accounts payable	90	68
Accrued expenses	(162)	(117)
Income tax payables and receivables	158	168
Contribution to Company-sponsored pension plans	(50)	(150)
Other	5	3

Net cash provided by operating activities	1,109	984

Cash Flows from Investing Activities
Payments for property and equipment	(608)	(420)
Proceeds from sale of assets	14	53
Other	(7)	(3)

Net cash used by investing activities	(601)	(370)

Cash Flows from Financing Activities
Dividends paid	(46)	—
Proceeds from lease-financing transactions	3	—
Payments on long-term debt	(214)	(25)
Payments on bank revolver	(242)	—
Financing charges incurred	—	(1)
Proceeds from issuance of common stock	151	49
Treasury stock purchases	(132)	(134)
Decrease in book overdrafts	(29)	(54)

Net cash used by financing activities	(509)	(165)

Net increase (decrease) in total cash	(1)	449

Total cash:
Beginning of year	189	210

End of quarter	$188	$659

Reconciliation of capital expenditures
Payments for property and equipment	$(608)	$(420)

Changes in construction-in-progress payables	52	(30)
Total capital expenditures	$(556)	$(450)

Supplemental cash flow information
Cash paid during the year for interest	$140	$179
Cash paid during the year for income taxes	$20	$24

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the notes to Consolidated Financial Statements are in millions except per share amounts.

Certain prior-year amounts have been reclassified to conform to current-year presentation.

1. ACCOUNTING POLICIES

   Basis of Presentation and Principles of Consolidation

     The accompanying financial statements include the consolidated accounts of The Kroger Co. and its subsidiaries. The February 3, 2007 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”). Significant intercompany transactions and balances have been eliminated. References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

     In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the 2006 Annual Report on Form 10-K of The Kroger Co. filed with the SEC on April 4, 2007.

     The unaudited information in the Consolidated Financial Statements for the first quarters ended May 26, 2007 and May 20, 2006 includes the results of operations of the Company for the 16-week periods then ended.

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

     The following table summarizes accrual activity for future lease obligations of stores closed in the normal course of business.

	Future Lease Obligations
	2007	2006
Balance at beginning of year	$33	$65
Additions	2	—
Payments	(4)	(2)
Adjustments	(1)	—
Balance at end of first quarter	$30	$63

     In addition, the Company maintains a $47 liability for facility closure costs for locations closed in California prior to the Fred Meyer merger in 1999 and an $8 liability for store closing costs related to two distinct, formalized plans that coordinated the closing of several locations over relatively short periods of time in 2000 and 2001.

2. DEBT OBLIGATIONS

     Long-term debt consists of:

	May 26,	February 3,
	2007	2007
Credit Facility and Commercial Paper borrowings	$110	$352
4.95% to 9.20% Senior Notes and Debentures due through 2031	5,716	5,916
5.00% to 9.95% mortgages due in varying amounts through 2034	163	169
Other	145	144

Total debt, excluding capital leases and financing obligations	6,134	6,581

Less current portion	(1,387)	(878)

Total long-term debt, excluding capital leases and financing obligations	$4,747	$5,703

3. COMPREHENSIVE INCOME

     Comprehensive income is as follows:

	First Quarter Ended
	May 26,	May 20,
	2007	2006
Net earnings	$337	$306
Unrealized gain on hedging activities, net of tax(1)	4	18
Amortization of amounts included in net periodic pension expense(2)	7	—
Other	1	—
Comprehensive income	$349	$324

(1)	Amount is net of tax of $2 for the first quarter of 2007 and $11 for the first quarter of 2006.
(2)	Amount is net of tax of $5 for the first quarter of 2007

     During 2007 and 2006, other comprehensive income consisted of reclassifications of unrealized gains on cash flow hedges into net earnings as well as market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet dates.

4. BENEFIT PLANS

     The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first quarter of 2007 and 2006.

	First Quarter
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$13	$41	$5	$4
Interest cost	45	41	6	6
Expected return on plan assets	(51)	(47)	—	—
Amortization of:
Prior service cost	1	2	(2)	(2)
Actuarial (gain) loss	11	12	—	—

Net periodic benefit cost	$19	$49	$9	$8

     Net periodic benefit cost decreased in the first quarter of 2007 compared to the first quarter of 2006 due to participants in the cash balance formula of the consolidated retirement benefit plan being moved to a 401(k) retirement savings account plan effective January 1, 2007. The 401(k) retirement savings account plan will provide both Company matching contributions and other Company contributions based upon length of service, to eligible employees.

     The Company contributed $50 and $150 to Company-sponsored pension plans in the first quarter of 2007 and 2006, respectively.

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

5. INCOME TAXES

     Effective February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN No. 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

     The effect of adoption was to increase retained earnings by $4 and to decrease our accrual for uncertain tax positions by a corresponding amount. Additionally, we decreased goodwill and accrual for uncertain tax positions by $72 to reflect the measurement under the rules of FIN No. 48 of an uncertain tax position related to previous business combinations.

     As of adoption, the total amount of unrecognized tax benefits for uncertain tax positions, including positions affecting only the timing of tax benefits, was $694. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $119.

     To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in our Condensed Consolidated Statements of Operations. This accounting policy election is a continuation of the Company’s historical policy. As of February 4, 2007, the amount of accrued interest and penalties included on the Condensed Consolidated Balance Sheets was $118.

     The Internal Revenue Service (“IRS”) is currently conducting a field examination of our 2002 – 2004 U.S. tax returns. The examination is scheduled to be completed in late 2007. An examination of our 1999 – 2001 U.S. tax returns was completed in 2005. The Company currently is contesting two issues at the appellate level of the IRS. We anticipate that these matters may be resolved within the next 12 months. In the opinion of management, the ultimate disposition of the items noted above will not have a significant effect on our consolidated financial position, liquidity, or results of operations. Additionally, the Company has a case in the U.S. Tax Court. A decision on this case is not expected within the next 12 months. In connection with this case, the Company has extended the statute of limitations on its tax years after 1991.

     As of May 26, 2007, there have been no material changes to the disclosures noted above.

     The effective income tax rate was 38.1% for the first quarter of 2007 and 37.4% for the first quarter of 2006. The 2007 and 2006 effective income tax rates both differed from the federal statutory rate primarily due to the effect of state taxes.

6. EARNINGS PER COMMON SHARE

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

The following tables provide a reconciliation of net earnings and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share:

	First Quarter Ended			First Quarter Ended
	May 26, 2007			May 20, 2006
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings per basic common share	$337	706	$0.48	$306	722	$0.42
Dilutive effect of stock options, restricted
stock and warrants		9			7

Earnings per diluted common share	$337	715	$0.47	$306	729	$0.42

     The Company had options outstanding for approximately 33 shares during the first quarter of 2006, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share. At the end of the first quarter of 2007, the Company did not have a material amount of options excluded from the computation of earnings per diluted common share.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

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

     Effective February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The effect of adoption is described in Note 5 to the Consolidated Financial Statements.

8. GUARANTOR SUBSIDIARIES

     The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At May 26, 2007, a total of approximately $5,716 of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

     The following tables present summarized financial information as of February 3, 2007 and for the first quarter ended May 26, 2007 and May 20, 2006:

Condensed Consolidating
Balance Sheets
As of May 26, 2007

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$23	$165	$—	$188
Deposits in-transit	65	506	—	571
Accounts receivable	136	1,956	(1,373)	719
Inventory, net	453	4,243	—	4,696
Prepaid and other current assets	72	201	—	273

Total current assets	749	7,071	(1,373)	6,447

Property, plant and equipment, net	1,493	10,414	—	11,907
Goodwill	56	2,064	—	2,120
Other assets and investments	953	943	(1,374)	522
Investment in and advances to subsidiaries	11,700	—	(11,700)	—

Total assets	$14,951	$20,492	$(14,447)	$20,996

Current liabilities
Current portion of long-term debt including obligations under capital
leases and financing obligations	$1,414	$—	$—	$1,414
Accounts payable	1,644	4,967	(2,747)	3,864
Other current liabilities	—	2,724	—	2,724

Total current liabilities	3,058	7,691	(2,747)	8,002

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases
and financing obligations	5,160	—	—	5,160
Adjustment to reflect fair value interest rate hedges	17	—	—	17

Long-term debt including obligations under capital leases
and financing obligations	5,177	—	—	5,177
Other long-term liabilities	1,456	1,101	—	2,557

Total liabilities	9,691	8,792	(2,747)	15,736

Shareowners’ Equity	5,260	11,700	(11,700)	5,260

Total liabilities and shareowners’ equity	$14,951	$20,492	$(14,447)	$20,996

Condensed Consolidating
Balance Sheets
As of February 3, 2007

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Current assets
Cash	$25	$164	$—	$189
Store deposits in-transit	69	545	—	614
Receivables	168	1,982	(1,372)	778
Net inventories	406	4,203	—	4,609
Prepaid and other current assets	371	194	—	565

Total current assets	1,039	7,088	(1,372)	6,755

Property, plant and equipment, net	1,429	10,350	—	11,779
Goodwill, net	56	2,136	—	2,192
Other assets	647	1,149	(1,307)	489
Investment in and advances to subsidiaries	11,510	—	(11,510)	—

Total assets	$14,681	$20,723	$(14,189)	$21,215

Current liabilities
Current portion of long-term debt including obligations under
capital leases and financing obligations	$906	$—	$—	$906
Accounts payable	1,614	4,869	(2,679)	3,804
Other current liabilities	(537)	3,408	—	2,871

Total current liabilities	1,983	8,277	(2,679)	7,581

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases
and financing obligations	6,136	—	—	6,136
Adjustment to reflect fair value interest rate hedges	18	—	—	18

Long-term debt including obligations under capital leases
and financing obligations	6,154	—	—	6,154
Other long-term liabilities	1,621	936	—	2,557

Total liabilities	9,758	9,213	(2,679)	16,292

Shareowners’ Equity	4,923	11,510	(11,510)	4,923

Total liabilities and shareowners’ equity	$14,681	$20,723	$(14,189)	$21,215

Condensed Consolidating
Statements of Operations
For the Quarter Ended May 26, 2007

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$2,724	$18,361	$(359)	$20,726
Merchandise costs, including warehousing and transportation	2,211	13,982	(359)	15,834
Operating, general and administrative	522	3,087	—	3,609
Rent	36	153	—	189
Depreciation and amortization	46	358	—	404

Operating profit (loss)	(91)	781	—	690
Interest expense	144	2	—	146
Equity in earnings of subsidiaries	588	—	(588)	—

Earnings (loss) before income tax expense	353	779	(588)	544
Income tax expense (benefit)	16	191	—	207

Net earnings (loss)	$337	$588	$(588)	$337

Condensed Consolidating Statements of Operations For the Quarter Ended May 20, 2006

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$2,800	$16,911	$(296)	$19,415
Merchandise costs, including warehousing and transportation	2,252	12,703	(296)	14,659
Operating, general and administrative	521	3,007	—	3,528
Rent	48	148	—	196
Depreciation and amortization	47	341	—	388

Operating profit (loss)	(68)	712	—	644
Interest expense	153	2	—	155
Equity in earnings of subsidiaries	502	—	(502)	—

Earnings (loss) before income tax expense	281	710	(502)	489
Income tax expense (benefit)	(25)	208	—	183

Net earnings	$306	$502	$(502)	$306

Condensed Consolidating
Statements of Cash Flows
For the Quarter Ended May 26, 2007

		Guarantor
	The Kroger Co.	Subsidiaries	Consolidated
Net cash provided by operating activities	$709	$400	$1,109

Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(46)	(562)	(608)
Other	4	3	7

Net cash used by investing activities	(42)	(559)	(601)

Cash flows from financing activities:
Dividends paid	(46)	—	(46)
Proceeds from issuance of debt	3	—	3
Reductions in debt	(456)	—	(456)
Proceeds from issuance of capital stock	151	—	151
Treasury stock purchases	(132)	—	(132)
Other	1	(30)	(29)
Net change in advances to subsidiaries	(190)	190	—

Net cash provided (used) by financing activities	(669)	160	(509)

Net decrease in cash	(2)	1	(1)
Cash:
Beginning of year	25	164	189

End of quarter	$23	$165	$188

Condensed Consolidating
Statements of Cash Flows
For the Quarter Ended May 20, 2006

		Guarantor
	The Kroger Co.	Subsidiaries	Consolidated
Net cash provided (used) by operating activities	$1,424	$(440)	$984

Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(28)	(392)	(420)
Other	21	29	50

Net cash used by investing activities	(7)	(363)	(370)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	—
Reductions in debt	(25)	—	(25)
Proceeds from issuance of capital stock	49	—	49
Treasury stock purchases	(134)	—	(134)
Other	—	(55)	(55)
Net change in advances to subsidiaries	(851)	851	—

Net cash provided (used) by financing activities	(961)	796	(165)

Net increase (decrease) in cash	456	(7)	449
Cash:
Beginning of year	39	171	210

End of quarter	$495	$164	$659

9. COMMITMENTS AND CONTINGENCIES

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

     Litigation – On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase.  The Company has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained.  However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company.

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

     The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made adequate provisions therefore. Nonetheless, assessing and predicting the outcomes of these matters involve substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluations or predictions could arise that could have a material adverse impact on the Company’s financial condition or results of operation.

     Guarantees – The Company periodically enters into real estate joint ventures in connection with the development of certain properties. The Company usually sells its interests in such partnerships upon completion of the projects. As of May 26, 2007, the Company was a partner with 50% ownership in two real estate joint ventures for which it has guaranteed approximately $6 of debt incurred by the ventures. Based on the covenants underlying this indebtedness as of May 26, 2007, it is unlikely that the Company will be responsible for repayment of these obligations.

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

     Benefit Plans – The Company administers certain non-contributory defined benefit retirement plans and contributory defined contribution retirement plans for substantially all non-union employees and some union-represented employees as determined by the terms and conditions of collective bargaining agreements. Funding for the defined benefit pension plans is based on a review of the specific requirements and an evaluation of the assets and liabilities of each plan. Funding for the Company’s matching and automatic contributions under the defined contribution plans is based on years of service, plan compensation, and amount of contributions by participants.

     In addition to providing pension benefits, the Company provides certain health care benefits for retired employees. Funding for the retiree health care benefits occurs as claims or premiums are paid.

     The determination of the obligation and expense for the Company’s defined benefit retirement pension plan and other post-retirement benefits is dependent on the Company’s selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in the Company’s 2006 Annual Report on Form 10-K and include, among others, the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

     The Company contributed $50 and $150 to its Company-sponsored defined benefit pension plans in the first quarter of 2007 and 2006, respectively. The Company expects these contributions will reduce its minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions. In addition, we expect matching cash contributions to our 401 (k) Retirement Savings Account Plan, a defined contribution plan, to total approximately $75 in 2007.

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

10. FAIR VALUE INTEREST RATE HEDGES

     In 2003, the Company reconfigured a portion of its interest derivative portfolio by terminating six interest rate swap agreements that were accounted for as fair value hedges. Approximately $114 of proceeds received as a result of these terminations were recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt. As of May 26, 2007, the unamortized balances totaled approximately $42.

     At the end of the first quarter of 2007, the Company maintained six interest rate swap agreements that are being accounted for as fair value hedges. As of May 26, 2007, liabilities totaling $29 have been recorded to reflect the fair value of these agreements, offset by reductions in the fair value of the underlying debt. In addition, the Company maintained three forward-starting interest rate swap agreements, with an aggregate notional amount totaling $750. As of May 26, 2007, assets totaling $18 have been recorded to reflect the fair value of these agreements, offset by increases in Other Comprehensive Income.

11. SUBSEQUENT EVENTS

     On April 19, 2007, the Company entered into an agreement to acquire from SUPERVALU 18 Scott’s Food and Pharmacy stores located in Northeast Indiana. The transaction was completed on June 29, 2007.

     On June 20, 2007, the Company entered into an agreement to acquire 20 Farmer Jack Stores in Michigan. The transaction is expected to close in the second quarter of 2007.

     On June 26, 2007, Kroger announced that the Board of Directors authorized a new $1 billion stock repurchase program. This repurchase program replaces the $500 million repurchase program announced on May 4, 2006. The new plan will facilitate the Company’s strategy to use free cash flow to repurchase shares and pay dividends.

     On June 29, 2007, the Company announced its Board of Directors declared the payment of a quarterly dividend of $.075 per share, payable on September 1, 2007, to shareholders of record as of the close of business on August 15, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

     First quarter total sales increased 6.7% to $20.7 billion. Identical supermarket sales increased 6.0% with fuel and 5.2% without fuel. This growth was broad-based across all of the Company’s regional divisions and most departments.

     Strong identical sales growth is a key driver of our objective to increase earnings and create value for shareholders. Excluding fuel, this marks the fifteenth consecutive quarter Kroger has reported positive identical supermarket sales, and the eighth consecutive quarter Kroger has reported identical supermarket sales in excess of 3%.

     For the first quarter of 2007, net earnings totaled $337 million, or $0.47 per diluted share. These results included expenses of $0.02 per diluted share due to charges related to labor unrest at one of our distribution centers.

     Our results demonstrate Kroger’s strategic plan to consistently deliver strong, sustainable growth over time. We continue to increase sales and invest in lower prices for our customers. We are balancing operating cost reductions with investments aimed at improving the overall shopping experience for our customers.

     Since January 2000, Kroger has reduced debt by $2.2 billion, which has significantly improved our coverage ratios.  Based on this progress, Kroger now plans to use free cash flow to repurchase shares and pay dividends.

     Based on Kroger’s first quarter sales performance, we are raising the lower end of our expected range for annual identical supermarket sales growth, excluding fuel sales, to 3.5% from our previous expectation of 3.0%. Therefore, our expected identical sales growth for 2007 is 3.5% to 5.0%. In addition, despite the two–cent effect of the labor unrest and the LIFO charge estimated to be higher than expected, our earnings guidance for 2007 remains at $1.60 - $1.65 per diluted share.

RESULTS OF OPERATIONS

   Net Earnings

     Net earnings totaled $337 million for the first quarter of 2007, an increase of 10.1% from net earnings of $306 million for the first quarter of 2006. The increase in our net earnings was the result of leveraging our fixed costs with strong identical sales growth and improvements in net interest and rent expense, offset by an $18 million effect related to labor unrest at one of our distribution centers, and a LIFO charge of $20 million booked in the first quarter of 2007, compared to $10 million in the first quarter of 2006. First quarter 2006 results included a non-recurring legal expense charge of $45 million, or $.03 cents per diluted share.

     This produced earnings of $0.47 per diluted share for the first quarter of 2007, which represented an increase of 11.9% over net earnings of $0.42 per diluted share for the first quarter of 2006. Earnings per share growth was also favorably affected by the repurchase of our stock over the past four quarters.

   Sales

Total Sales
(in millions)

	First Quarter
		Percentage		Percentage
	2007	Increase	2006	Increase
Total supermarket sales
without fuel	$17,876.4	5.3%	$16,973.2	5.9%
Total supermarket fuel sales	1,584.7	22.4%	1,294.5	39.8%

Total supermarket sales	19,461.1	6.5%	18,267.7	7.8%
Other sales(1)	1,264.5	10.2%	1,147.5	15.3%

Total sales	$20,725.6	6.7%	$19,415.2	8.2%

(1)	Other sales primarily relate to sales at convenience stores, including fuel, jewelry stores and sales by our manufacturing plants to outside firms.

     The change in our total sales was primarily the result of identical store sales increases and inflation in dairy, produce, and other core grocery areas. Identical sales growth for the first quarter of 2007 was 6.0% with fuel and 5.2% excluding supermarket fuel operations. Increased transaction count and average transaction size in the first quarter of 2007 were both responsible for our increases in identical supermarket sales, excluding fuel.

     We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage. Our identical supermarket sales results are summarized in the table below. We used the identical supermarket dollar figures presented to calculate first quarter 2007 percent changes.

Identical Supermarket Sales
(in millions)

	First Quarter
	2007	2006
Including fuel centers	$18,552.5	$17,498.3
Excluding fuel centers	$17,063.1	$16,226.9

Including fuel centers	6.0%	7.2%
Excluding fuel centers	5.2%	5.6%

     We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations. Our comparable supermarket sales results are summarized in the table below. We used the comparable supermarket dollar figures presented to calculate the first quarter 2007 percent changes.

Comparable Supermarket Sales
(in millions)

	First Quarter
	2007	2006
Including fuel centers	$19,123.4	$17,967.2
Excluding fuel centers	$17,566.6	$16,661.0

Including fuel centers	6.4%	7.5%
Excluding fuel centers	5.4%	5.8%

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

     Our FIFO gross margin rate was 23.70% for the first quarter of 2007, as compared to 24.55% for the first quarter of 2006. Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales. Excluding the effect of retail fuel operations and expenses related to labor unrest at one of our distribution centers, our first quarter FIFO gross margin rate decreased 49 basis points compared to the first quarter of 2006, as we continue to reinvest operating cost savings into lower prices for our customers.

   Operating, General and Administrative Expenses

     Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs. Among other items, rent expense, depreciation and amortization expense, and interest expense are not included in OG&A. OG&A expenses, as a percent of sales, decreased 76 basis points to 17.41% for the first quarter of 2007 from 18.17% for the first quarter of 2006. The effect of retail fuel operations accounted for a 14 basis point decrease in our OG&A rate. The growth in our retail fuel sales lowers our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales. Excluding the effect of retail fuel operations and the non-recurring legal expense in 2006, OG&A declined 36 basis points versus the first quarter of last year. This decline was driven by leveraging identical sales growth, increased productivity and progress we made in controlling our utility and health care costs. These gains were partially offset by higher credit card fees and investments made in associate training.

   Rent Expense

     Rent expense was $189 million, or .91% of sales, for the first quarter of 2007, compared to $196 million, or 1.01% of sales, for the first quarter of 2006. The decrease in rent expense in the first quarter of 2007, in total dollars, compared to the first quarter of 2006, was primarily due to lease buyout payments received from landlords in the first quarter of 2007 and the Company’s strategy to own rather than lease whenever possible. The decrease in rent expense, as a percent of sales, reflects leverage obtained from strong sales growth.

   Depreciation Expense

     Depreciation expense was $404 million, or 1.95% of total sales, for the first quarter of 2007 compared to $388 million, or 2.00% of total sales, for the first quarter of 2006. The increase in depreciation expense, in total dollars, was the result of increased capital expenditures during the first quarter of 2007 compared to the first quarter of 2006. The decrease in depreciation expense, as a percent of sales, was the result of leverage obtained from strong sales growth.

   Interest Expense

     Net interest expense was $146 million, or 0.71% of total sales, and $155 million, or 0.80% of total sales, in the first quarter of 2007 and 2006, respectively. The reduction in net interest expense for 2007, when compared to 2006, resulted from a $595 million reduction in total debt at May 26, 2007, compared to May 20, 2006.

   Income Taxes

     The effective income tax rate was 38.1% for the first quarter of 2007 and 37.4% for the first quarter of 2006. The 2007 and 2006 effective income tax rates both differed from the federal statutory rate primarily due to the effect of state taxes.

     Because there is a high level of uncertainty regarding the timing of cash flows related to our income tax liabilities, including the amounts recorded as unrecognized tax benefit liabilities upon the adoption of FIN 48, the settlement periods and amounts cannot be determined. The Company will consider its FIN 48 liabilities for the "Contractual Obligations" table in its Annual Report on Form 10-K for the year ended February 2, 2008.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flow Information

Net cash provided by operating activities

     We generated $1.1 billion of cash from operating activities during the first quarter of 2007, compared to $984 million in 2006.  The majority of the cash from operating activities was generated from net earnings, adjusted for non-cash expenses.  These non-cash expenses included depreciation, expense for company-sponsored pension plans (see discussion in Note 4 to the Consolidated Financial Statements), and, in 2006, a non-recurring $45 million legal charge.  In addition, cash used for increases in inventory balances and decreases in accrued expenses in 2007 was offset by lower contributions to Kroger sponsored pension plans and decreases in receivables and deposits in-transit in the current year.  We contributed $50 million to Kroger sponsored pension plans during the first quarter of 2007 compared to $150 million during the first quarter of 2006.  Prepaid expenses also decreased significantly since year-end, reflecting prepayments of certain employee benefits at year-end.

Net cash used by investing activities

     We used $601 million of cash for investing activities during the first quarter of 2007 compared to $370 million during the first quarter of 2006. The amount of cash used for investing activities increased in 2007 versus 2006 due to higher capital spending and decreased proceeds from sales of assets.

Net cash used by financing activities

     We used $509 million of cash for financing activities in the first quarter of 2007 compared to $165 million in the first quarter of 2006. The increase in the amount of cash used for financing activities was the result of greater debt reduction and dividends paid, partially offset by increased proceeds from the issuance of common stock. Proceeds from the issuance of common stock represent exercises of employee stock options.

   Debt Management

     As of May 26, 2007, we maintained a $2.5 billion, five-year revolving credit facility that terminates in 2011. Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement. In addition to the credit agreement, we maintained a $25 million money market line, borrowings under which also reduce the amount of funds available under our credit agreement. The money market line borrowings allowed us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement. As of May 26, 2007, we had outstanding commercial paper totaling $131 million that reduced amount available under our credit agreement and had no borrowings under the money market line. The outstanding letters of credit that reduced the funds available under our credit agreement totaled $319 million as of May 26, 2007.

     Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants. As of May 26, 2007, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

     Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $595 million to $6.6 billion as of the end of the first quarter of 2007, from $7.2 billion as of the end of the first quarter of 2006. Total debt decreased $469 million as of the end of the first quarter of 2007 from $7.1 billion as of year-end 2006. The decreases in 2007 resulted from the use of cash flow from operations to reduce outstanding debt, including for the repayment of $200 million, 7.65% senior notes which came due during the quarter, offset slightly by an increase in mark-to-market adjustments.

   Common Stock Repurchase Program

     During the first quarter of 2007, we invested $132 million to repurchase 4.7 million shares of Kroger stock at an average price of $28.17 per share. These shares were reacquired under two separate stock repurchase programs. The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors on May 4, 2006, which replaced the prior $500 million authorization. The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. As of May 26, 2007, we had approximately $150 million remaining under the May 2006 repurchase program.

     On June 26, 2007, Kroger announced that the Board of Directors authorized a new $1 billion stock repurchase program. This repurchase program replaces the $500 million repurchase program announced on May 4, 2006.

CAPITAL EXPENDITURES

     Capital expenditures totaled $556 million for the first quarter of 2007 compared to $450 million for the first quarter of 2006. During the first quarter of 2007, we opened, acquired, expanded or relocated 19 food stores and also completed 71 within-the-wall remodels. Total food store square footage increased 0.6% from the first quarter of 2006. Excluding acquisitions and operational closings, total food store square footage increased 1.6% in the first quarter of 2007 as compared to the first quarter of 2006.

CRITICAL ACCOUNTING POLICIES

     We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Except as noted below, our critical accounting policies are summarized in our 2006 Annual Report on Form 10-K filed with the SEC on April 4, 2007.

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

   Accounting for Uncertainty in Income Taxes

     Effective February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN No. 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

     The effect of adoption was to increase retained earnings by $4 million and to decrease our accrual for uncertain tax positions by a corresponding amount. Additionally, we decreased goodwill and accrual for uncertain tax positions by $72 million to reflect the measurement under the rules of FIN No. 48 of an uncertain tax position related to previous business combinations.

     As of adoption, the total amount of unrecognized tax benefits for uncertain tax positions, including positions affecting only the timing of tax benefits, was $694 million. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $119 million.

     To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in our Condensed Consolidated Statements of Operations. This accounting policy election is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. As of February 4, 2007, the amount of accrued interest and penalties included on the Condensed Consolidated Balance Sheets was $118 million.

     The IRS is currently conducting a field examination of our 2002 – 2004 U.S. tax returns. The examination is scheduled to be completed in late 2007. An examination of our 1999 - 2001 U.S. tax returns was completed in 2005. The Company currently is contesting two issues at the appellate level of the IRS. We anticipate that these matters may be resolved within the next 12 months. In the opinion of management, the ultimate disposition of the items noted above will not have a significant effect on our consolidated financial position, liquidity, or results of operations. Additionally, the Company has a case in the U.S. Tax Court. A decision on this case is not expected within the next 12 months. In connection with this case, the Company has extended the statue of limitations on its tax years after 1991.

     As of May 26, 2007, there have been no material changes to the disclosures noted above.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

     Effective February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The effect of adoption is described in Note 5 to the Consolidated Financial Statements.

OUTLOOK

     This discussion and analysis contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected changes in net earnings; identical sales growth; expected pension plan contributions; our ability to generate operating cash flow; projected capital expenditures; square footage growth; opportunities to reduce costs; cash flow requirements; and our operating plan for the future; and are indicated by words such as “comfortable,” “committed,” “will,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” “plan,” “striving,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

     Statements elsewhere in this report and below regarding our expectations, projections, beliefs, intentions or strategies are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. While we believe that the statements are accurate, uncertainties about the general economy, our labor relations, our ability to execute our plans on a timely basis and other uncertainties described below could cause actual results to differ materially.

  We expect earnings per share in the range of $1.60-$1.65 for 2007. This represents earnings per share growth of approximately 9%-12% in 2007 from adjusted 2006 earnings of $1.47, which excludes the effect of a 53rd week in 2006 of approximately $0.07 per diluted share.

  We expect identical food store sales growth, excluding fuel sales, of 3.5%-5% in 2007.

  In 2007, we will continue to focus on increasing sales growth and balancing investments in gross margin and improved customer service with operating cost reductions to provide a better shopping experience for our customers. We expect operating margins, excluding fuel, to improve slightly in 2007.

  We plan to use free cash flow to repurchase stock and pay cash dividends.

  Capital expenditures reflect our strategy of growth through expansion and acquisition, as well as focusing on increasing productivity from our existing store base through remodels. In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements. The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs. We intend to continue using cash flow from operations to finance capital expenditure requirements. We expect capital investment for 2007 to be in the range of $1.9-$2.1 billion, excluding acquisitions. Total food store square footage is expected to grow approximately 2% before acquisitions and operational closings.

  Based on current operating trends, we believe that cash flow from operations and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet anticipated requirements for working capital, capital expenditures, and interest payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

  We expect that our OG&A results will be affected by increased costs, such as higher energy costs, pension costs and credit card fees, as well as any future labor disputes, offset by improved productivity from process changes, cost savings negotiated in recently completed labor agreements and leverage gained through sales increases.

  We expect that our effective tax rate for 2007 will be approximately 38%.

  We expect rent expense, as a percent of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

  We believe that in 2007 there will be opportunities to reduce our operating costs in such areas as administration, labor, shrink, warehousing and transportation. These savings will be invested in our core business to drive profitable sales growth and offer improved value and enchanced shopping experiences for our customers.

  Although we are not required to make cash contributions to Company-sponsored pension plans during 2007, we made a $50 million cash contribution to these plans on February 5, 2007. Additional voluntary contributions may be made if our cash flows from operations exceed our expectations. We expect any additional elective contributions made during 2007 will reduce our contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions. In addition, we expect to make automatic and matching cash contributions to our 401(k) Retirement Savings Account Plan totaling $75 million in 2007.

  We expect our contributions to multi-employer pension plans to increase 1.0% during 2007 over the $204 million we contributed during 2006.

     Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

  We have labor agreements covering associates in Southern California and Seattle that have expired and have been extended subject to notice by either party. We have various additional labor agreements expiring in 2007, covering associates in Cincinnati, Memphis, and West Virginia. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations.

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

  Our operating margins, without fuel, could fail to improve as expected or if we are unsuccessful at containing our operating costs.

  We have estimated our exposure to the claims and litigation arising in the normal course of business, as well as in material litigation facing Kroger, and believe we have made adequate provisions for them where it is reasonably possible to estimate our exposure and where we believe an adverse outcome is probable. Unexpected outcomes in these matters, however, could result in an adverse effect on our earnings.

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

  Changes in our product mix may negatively affect certain financial indicators. For example, we continue to add supermarket fuel centers to our store base. Since gasoline generates low profit margins, including generating decreased margins as the market price increases, we expect to see our FIFO gross profit margins decline as gasoline sales increase. Although this negatively affects our FIFO gross margin, gasoline sales provide a positive effect on OG&A as a percent of sales.

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

  Adverse weather conditions could increase the cost our suppliers charge for their products, or may decrease the customer demand for certain products. Additionally, increases in some costs, such as utility costs or raw material costs, could negatively affect financial ratios and earnings.

  Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass on these increases to our customers, our FIFO gross margin and net earnings will suffer.

     We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly for 2007.

     Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in our forward-looking statements. Accordingly, actual events and results may vary significantly from those included in, contemplated or implied by forward-looking statements made by us or our representatives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the SEC on April 4, 2007.

Item 4. Controls and Procedures.

     The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 26, 2007. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

     In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended May 26, 2007, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Litigation – Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust, wage and hour, or civil rights laws, are pending against the Company. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material adverse effect on the Company’s financial position.

     The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made adequate provisions therefore. Nonetheless, assessing and predicting the outcomes of these matters involve substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluations or predictions could arise that could have a material adverse impact on the Company’s financial condition or results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(3)
Period(1)	Purchased	Share	or Programs(2)	(in millions)
First four weeks
February 4, 2007 to March 3, 2007	538,018	$25.92	538,018	$220
Second four weeks
March 4, 2007 to March 31, 2007	1,483,264	$26.89	1,450,000	$195
Third four weeks
April 1, 2007 to April 28, 2007	2,064,040	29.24	2,060,000	$165
Fourth four weeks
April 29, 2007 to May 26, 2007	1,082,329	$29.59	642,882	$150
Total	5,167,651	$28.29	4,690,900	$150

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of 2007 contained four 28-day periods.

(2)	Shares were repurchased under (i) a $500 million stock repurchase program, authorized by the Board of Directors on May 4, 2006, and (ii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option plans which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. On June 26, 2007, Kroger announced that the Board of Directors authorized a new $1 billion stock repurchase program, which replaces the program referenced in clause (i). Accordingly, the Company does not intend to make further purchases under the program referenced in clause (i). Total shares purchased include shares that were surrendered to the Company by participants in the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Amounts shown in this column reflect amounts remaining under the $500 million stock repurchase program referenced in clause (i) of Note 2 above. Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

Item 6. Exhibits.

EXHIBIT 3.1	-	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

EXHIBIT 3.2	-	Regulations amended as of June 28, 2007.

EXHIBIT 4.1	-	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

EXHIBIT 31.1	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: July 3, 2007	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: July 3, 2007	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

Exhibit 3.2 -	Regulations amended as of June 28, 2007.

Exhibit 4.1 -	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

Exhibit 32.1 -	Section 1350 Certifications.

Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.