Form 10-Q
period 2007-08-18
KROGER CO
filed 2007-09-27
CIK 56873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 18, 2007
OR
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

There were 681,170,230 shares of Common Stock ($1 par value) outstanding as of September 21, 2007.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE KROGER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 18,	August 12,	August 18,	August 12,
	2007	2006	2007	2006
Sales	$16,139	$15,138	$36,865	$34,554
Merchandise costs, including advertising, warehousing, and transportation,
excluding items shown separately below	12,315	11,598	28,149	26,256
Operating, general and administrative	2,827	2,649	6,436	6,178
Rent	149	153	338	349
Depreciation and amortization	311	290	715	678
Operating profit	537	448	1,227	1,093
Interest expense	104	110	250	265
Earnings before income tax expense	433	338	977	828
Income tax expense	166	129	373	313
Net earnings	$267	$209	$604	$515

Net earnings per basic common share	$0.38	$0.29	$0.86	$0.72
Average number of common shares used in basic calculation	702	719	704	721

Net earnings per diluted share	$0.38	$0.29	$0.85	$0.71
Average number of common shares used in diluted calculation	709	725	712	727

Dividends declared per common share	$.075	$.065	$.15	$.13

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	August 18,	February 3,
	2007	2007
ASSETS
Current assets
Cash - In stores	$134	$157
Cash - Temporary cash investments	30	32
Total cash and temporary cash investments	164	189

Deposits in-transit	564	614
Receivables	680	778
FIFO inventory	5,087	5,059
LIFO credit	(510)	(450)
Prefunded employee benefits	-	300
Prepaid and other current assets	255	265
Total current assets	6,240	6,755

Property, plant and equipment, net	12,121	11,779
Goodwill	2,143	2,192
Other assets	557	489

Total Assets	$21,061	$21,215

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing
obligations	$1,202	$906
Accounts payable	3,834	3,804
Accrued salaries and wages	756	796
Deferred income taxes	170	268
Other current liabilities	2,059	1,807
Total current liabilities	8,021	7,581

Long-term debt including obligations under capital leases and financing obligations
Face-value long-term debt including obligations under capital leases and financing obligations	5,453	6,136
Adjustment to reflect fair-value interest rate hedges	19	18
Long-term debt including obligations under capital leases and financing obligations	5,472	6,154

Deferred income taxes	297	722
Other long-term liabilities	2,306	1,835

Total Liabilities	16,096	16,292

Commitments and contingencies (see Note 11)

SHAREOWNERS' EQUITY

Preferred stock, $100 par, 5 shares authorized and unissued	-	-
Common stock, $1 par, 1,000 shares authorized; 945 shares issued in 2007 and 937 shares issued in
2006	945	937
Additional paid-in capital	2,965	2,755
Accumulated other comprehensive loss	(237)	(259)
Accumulated earnings	6,003	5,501
Common stock in treasury, at cost, 257 shares in 2007 and 232 shares in 2006	(4,711)	(4,011)

Total Shareowners' Equity	4,965	4,923

Total Liabilities and Shareowners' Equity	$21,061	$21,215

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Two Quarters Ended
	August 18, 2007	August 12, 2006
Cash Flows from Operating Activities:
Net earnings	$604	$515
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	715	678
LIFO charge	60	23
Stock option expense	48	39
Expense for Company-sponsored pension plans	33	78
Deferred income taxes	(13)	(64)
Other	23	54
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	50	(53)
Receivables	90	(29)
Inventories	(11)	35
Prepaid expenses	303	257
Accounts payable	26	117
Accrued expenses	(54)	48
Income tax payables	306	290
Contribution to Company-sponsored pension plans	(50)	(150)
Other	25	8

Net cash provided by operating activities	2,155	1,846

Cash Flows from Investing Activities:
Payments for capital expenditures	(1,075)	(763)
Payments for acquisitions	(86)	-
Proceeds from sale of assets	23	75
Other	(32)	(14)

Net cash used by investing activities	(1,170)	(702)

Cash Flows from Financing Activities:
Dividends paid	(99)	(47)
Proceeds from issuance of long-term debt	300	-
Payments on long-term debt	(534)	(267)
Payments on bank revolver	(152)	-
Proceeds form lease-financing transactions	3	-
Proceeds from issuance of capital stock	182	76
Treasury stock purchases	(710)	(295)
Increase (decrease) in book overdrafts	4	(38)
Other	(4)	20

Net cash used by financing activities	(1,010)	(551)

Net increase (decrease) in total cash and temporary cash investments	(25)	593

Total cash and temporary cash investments:
Beginning of year	189	210

End of quarter	$164	$803

Reconciliation of capital expenditures:
Payments for capital expenditures	$(1,075)	$(763)
Changes in construction-in-progress payables	38	(48)
Total capital expenditures	$(1,037)	$(811)

Supplemental cash flow information:
Cash paid during the year for interest	$245	$275
Cash paid during the year for income taxes	$26	$45

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

     In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the fiscal 2006 Annual Report on Form 10-K of The Kroger Co. filed with the SEC on April 4, 2007.

     The unaudited information in the Consolidated Financial Statements for the second quarter and two quarters ended August 18, 2007 and August 12, 2006 includes the results of operations of the Company for the 12-week and 28-week periods then ended.

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

     The Company recorded asset impairments in the normal course of business totaling $4 in the second quarter of 2007 and $28 in the second quarter of 2006. During the first two quarters of 2007 and 2006, the Company recorded asset impairments in the normal course of business totaling $11 and $38, respectively.

     The following table summarizes accrual activity for future lease obligations of stores closed in the normal course of business.

	Future Lease Obligations
	2007	2006
Balance at beginning of year	$33	$65
Additions	4	7
Payments	(7)	(4)
Adjustments	(6)	(19)

Balance at end of second quarter	$24	$49

     In addition, the Company maintains a $46 liability for facility closure costs for locations closed in California prior to the Fred Meyer merger in 1999 and a $5 liability for store closing costs related to two distinct, formalized plans that coordinated the closing of several locations over relatively short periods of time in 2000 and 2001.

2. GOODWILL AND BUSINESS ACQUISITIONS

     The following table summarizes the changes in the Company’s net goodwill balance through August 18, 2007.

Goodwill
Balance at February 3, 2007	$2,192
FIN 48 adjustment (See Note 7)	(72)
Additions	23

Balance at August 18, 2007	$2,143

     During the second quarter, the Company completed acquisitions of 18 Scott’s Food & Pharmacy retail stores in Northeast Indiana and 20 Farmer Jack Food & Pharmacy retail stores in Michigan for approximately $86. The transactions were recorded using the purchase method of accounting. Assets and liabilities were recorded based on fair values with the purchase prices being primarily allocated to inventory, property, plant and equipment and goodwill. The results of operations are included in the Company’s Consolidated Financial Statements since the date of acquisition.

     The proforma impacts of these acquisitions are not material to previously reported results.

3. STOCK OPTION PLANS

     The Company recognized total stock based compensation of $25 and $17 in the second quarter ended August 18, 2007 and August 12, 2006, respectively. Total stock based compensation of $48 and $39 was recorded for the two quarters ended August 18, 2007 and August 12, 2006, respectively. These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

     The Company grants options for common stock (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the stock at the date of grant. In addition to stock options, the Company awards restricted stock to employees under various plans. Equity awards may be made once each quarter on a predetermined date. It has been the Company’s practice to make a general annual grant, which occurred in the second quarter of 2007.

     Stock options granted in the first two quarters of 2007 expire 10 years from the date of the grant and vest from one year to five years from the date of grant. Restricted stock awards in the first two quarters of 2007 have restrictions that lapse in one year to five years from the date of the awards. All awards become immediately exercisable upon certain changes of control of the Company.

     Changes in options outstanding under the stock option plans are summarized below.

   Stock Options

	Shares subject	Weighted-average
	to option	exercise price
Outstanding, February 3, 2007	51.9	$20.09
Granted	3.3	$28.03
Exercised	(8.2)	$18.89
Canceled or Expired	(0.3)	$20.78

Outstanding, August 18, 2007	46.7	$20.87

   Restricted Stock

	Restricted shares	Weighted-average
	outstanding	grant-date fair value
Outstanding, February 3, 2007	2.4	$20.02
Granted	2.3	$28.25
Lapsed	(1.3)	$19.86
Canceled or Expired	—	$—

Outstanding, August 18, 2007	3.4	$25.60

     The weighted-average fair value of stock options granted during the first two quarters ended August 18, 2007 and August 12, 2006, was $9.92 and $6.90, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

     The following table reflects the weighted average assumptions used for grants awarded to option holders:

	2007	2006
Risk-free interest rate	5.06%	5.07%
Expected dividend yield	1.40%	1.50%
Expected volatility	29.24%	27.60%
Expected term	6.85 Years	7.50 Years

4. DEBT OBLIGATIONS

     Long-term debt consists of:

	August 18,	February 3,
	2007	2007
Credit Facility and Commercial Paper borrowings	$200	$352
4.95% to 9.20% Senior Notes and Debentures due through 2031	5,716	5,916
6.12% to 9.95% mortgages due in varying amounts through 2034	156	169
Other	138	144

Total debt, excluding capital leases and financing obligations	6,210	6,581

Less current portion	(1,174)	(878)

Total long-term debt, excluding capital leases and financing obligations	$5,036	$5,703

     During the second quarter of 2007, the Company issued $300, 6.4% senior notes due in 2017.

5. COMPREHENSIVE INCOME

     Comprehensive income is as follows:

	Second Quarter Ended		Year-To-Date
	August 18,	August 12,	August 18,	August 12,
	2007	2006	2007	2006
Net earnings	$267	$209	$604	$515
Unrealized gain and (losses) on hedging activities, net of tax(1)	5	(3)	9	15
Amortization of amounts included in net periodic pension expense(2)	5	-	12	-
Other	-	-	1	-
Comprehensive income	$277	$206	$626	$530

(1)	Amount is net of tax of $3 for the second quarter of 2007 and $(2) for the second quarter of 2006. Amount is net of tax of $5 for the first two quarters of 2007 and $9 for the first two quarters of 2006.
(2)	Amount is net of tax of $3 for the second quarter of 2007 and $8 for the first two quarters of 2007.

     During 2007 and 2006 unrealized gains and losses on hedging activities, included in other comprehensive income consisted of reclassifications of unrealized gains and losses on cash flow hedges into net earnings as well as market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet dates.

6. BENEFIT PLANS

     The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the second quarter of 2007 and 2006.

	Second Quarter
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$10	$31	$3	$3
Interest cost	34	30	5	5
Expected return on plan assets	(38)	(35)	—	—
Amortization of:
Prior service cost	—	1	(1)	(2)
Actuarial loss	8	9	—	—

Net periodic benefit cost	$14	$36	$7	$6

     The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first two quarters of 2007 and 2006.

	Year-To-Date
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$23	$72	$8	$7
Interest cost	79	71	11	11
Expected return on plan assets	(89)	(82)	—	—
Amortization of:
Prior service cost	1	3	(3)	(4)
Actuarial loss	19	21	—	—

Net periodic benefit cost	$33	$85	$16	$14

     Net periodic benefit cost decreased in the first two quarters of 2007 compared to the first two quarters of 2006 due to participants in the cash balance formula of the consolidated retirement benefit plan being moved to a 401(k) retirement savings account plan effective January 1, 2007. The 401(k) retirement savings account plan will provide to eligible employees both Company matching contributions and automatic Company contributions based on participant contributions, plan compensation, and length of service.

     The Company contributed $50 and $150 to Company-sponsored pension plans in the first two quarters of 2007 and 2006, respectively.

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

7. INCOME TAXES

     Effective February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

     The Internal Revenue Service (“IRS”) is currently conducting a field examination of our 2002 – 2004 U.S. tax returns. The examination is scheduled to be completed in the third or fourth quarter of 2007. An examination of our 1999 – 2001 U.S. tax returns was completed in 2005. The Company currently is contesting two issues at the appellate level of the IRS. We anticipate that these matters may be resolved within the next 12 months. In the opinion of management, the ultimate disposition of the items noted above will not have a significant effect on our consolidated financial position, liquidity, or results of operations. Additionally, the Company has a case in the U.S. Tax Court. A decision on this case is not expected within the next 12 months. In connection with this case, the Company has extended the statute of limitations on its tax years after 1991.

     As of August 18, 2007, there have been no material changes to the disclosures noted above.

     The effective income tax rate was 38.2% for the first two quarters of 2007 and 37.8% for the first two quarters of 2006. The 2007 and 2006 effective income tax rate differed from the federal statutory rate primarily due to the effect of state taxes.

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

     The following tables provide a reconciliation of net earnings and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share:

	Second Quarter Ended			Second Quarter Ended
	August 18, 2007			August 12, 2006
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings per basic common share	$267	702	$0.38	$209	719	$0.29
Dilutive effect of stock options, restricted
stock and warrants		7			6

Earnings per diluted common share	$267	709	$0.38	$209	725	$0.29

	Year-To-Date			Year-To-Date
	August 18, 2007			August 12, 2006
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings per basic common share	$604	704	$0.86	$515	721	$0.72
Dilutive effect of stock options, restricted
stock and warrants		8			6

Earnings per diluted common share	$604	712	$0.85	$515	727	$0.71

     The Company had options outstanding for approximately 3 shares and 27 shares during the second quarter of 2007 and 2006, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share. For the first two quarters of 2007 and 2006, the Company had options outstanding for approximately 4 and 29 shares, respectively, that were excluded from the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

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

10. GUARANTOR SUBSIDIARIES

     The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At August 18, 2007, a total of approximately $5,716 of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

     The following tables present summarized financial information as of August 18, 2007 and February 3, 2007, for the second quarter ended, and the two quarters ended August 18, 2007 and August 12, 2006:

Condensed Consolidating
Balance Sheets
As of August 18, 2007

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$21	$143	$—	$164
Deposits in-transit	61	503	—	564
Receivables	120	1,932	(1,372)	680
Net inventories	462	4,115	—	4,577
Prepaid and other current assets	62	193	—	255

Total current assets	726	6,886	(1,372)	6,240

Property, plant and equipment, net	1,576	10,545	—	12,121
Goodwill	56	2,087	—	2,143
Other assets	978	1,005	(1,426)	557
Investment in and advances to subsidiaries	11,466	—	(11,466)	—

Total assets	$14,802	$20,523	$(14,264)	$21,061

Current liabilities
Current portion of long-term debt including obligations under capital
leases and financing obligations	$1,202	$—	$—	$1,202
Accounts payable	1,657	4,975	(2,798)	3,834
Other current liabilities	—	2,985	—	2,985

Total current liabilities	2,859	7,960	(2,798)	8,021

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases
and financing obligations	5,453	—	—	5,453
Adjustment to reflect fair value interest rate hedges	19	—	—	19

Long-term debt including obligations under capital leases
and financing obligations	5,472	—	—	5,472
Other long-term liabilities	1,506	1,097	—	2,603

Total liabilities	9,837	9,057	(2,798)	16,096

Shareowners’ Equity	4,965	11,466	(11,466)	4,965

Total liabilities and shareowners’ equity	$14,802	$20,523	$(14,264)	$21,061

Condensed Consolidating
Balance Sheets
As of February 3, 2007

		Guarantor
	The Kroger Co.	Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$25	$164	$—	$189
Store deposits in-transit	69	545	—	614
Receivables	168	1,982	(1,372)	778
Net inventories	406	4,203	—	4,609
Prepaid and other current assets	371	194	—	565

Total current assets	1,039	7,088	(1,372)	6,755

Property, plant and equipment, net	1,429	10,350	—	11,779
Goodwill	56	2,136	—	2,192
Other assets	647	1,149	(1,307)	489
Investment in and advances to subsidiaries	11,510	—	(11,510)	—

Total assets	$14,681	$20,723	$(14,189)	$21,215

Current liabilities
Current portion of long-term debt including obligations under
capital leases and financing obligations	$906	$—	$—	$906
Accounts payable	1,614	4,869	(2,679)	3,804
Other current liabilities	(537)	3,408	—	2,871

Total current liabilities	1,983	8,277	(2,679)	7,581

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases
and financing obligations	6,136	—	—	6,136
Adjustment to reflect fair value interest rate hedges	18	—	—	18

Long-term debt including obligations under capital leases
and financing obligations	6,154	—	—	6,154
Other long-term liabilities	1,621	936	—	2,557

Total liabilities	9,758	9,213	(2,679)	16,292

Shareowners’ Equity	4,923	11,510	(11,510)	4,923

Total liabilities and shareowners’ equity	$14,681	$20,723	$(14,189)	$21,215

Condensed Consolidating
Statements of Operations
For the Quarter Ended August 18, 2007

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$2,088	$14,335	$(284)	$16,139
Merchandise costs, including warehousing and transportation	1,714	10,885	(284)	12,315
Operating, general and administrative	392	2,435	—	2,827
Rent	31	118	—	149
Depreciation and amortization	32	279	—	311

Operating profit (loss)	(81)	618	—	537
Interest expense	103	1	—	104
Equity in earnings of subsidiaries	439	—	(439)	—

Earnings before income tax expense	255	617	(439)	433
Income tax expense (benefit)	(12)	178	—	166

Net earnings	$267	$439	$(439)	$267

Condensed Consolidating
Statements of Operations
For the Quarter Ended August 12, 2006

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$2,151	$13,207	$(220)	$15,138
Merchandise costs, including warehousing and transportation	1,809	10,009	(220)	11,598
Operating, general and administrative	430	2,219	—	2,649
Rent	28	125	—	153
Depreciation and amortization	34	256	—	290

Operating profit (loss)	(150)	598	—	448
Interest expense	108	2	—	110
Equity in earnings of subsidiaries	448	—	(448)	—

Earnings before income tax expense	190	596	(448)	338
Income tax expense (benefit)	(19)	148	—	129

Net earnings	$209	$448	$(448)	$209

Condensed Consolidating
Statements of Operations
For the Two Quarters Ended August 18, 2007

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$4,812	$32,696	$(643)	$36,865
Merchandise costs, including warehousing and transportation	3,925	24,867	(643)	28,149
Operating, general and administrative	914	5,522	—	6,436
Rent	67	271	—	338
Depreciation and amortization	78	637	—	715

Operating profit (loss)	(172)	1,399	—	1,227
Interest expense	247	3	—	250
Equity in earnings of subsidiaries	1,027	—	(1,027)	—

Earnings before income tax expense	608	1,396	(1,027)	977
Income tax expense	4	369	—	373

Net earnings	$604	$1,027	$(1,027)	$604

Condensed Consolidating
Statements of Operations
For the Two Quarters Ended August 12, 2006

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$4,951	$30,119	$(516)	$34,554
Merchandise costs, including warehousing and transportation	4,061	22,711	(516)	26,256
Operating, general and administrative	951	5,227	—	6,178
Rent	76	273	—	349
Depreciation and amortization	81	597	—	678

Operating profit (loss)	(218)	1,311	—	1,093
Interest expense	261	4	—	265
Equity in earnings of subsidiaries	950	—	(950)	—

Earnings before income tax expense	471	1,307	(950)	828
Income tax expense (benefit)	(44)	357	—	313

Net earnings	$515	$950	$(950)	$515

Condensed Consolidating
Statements of Cash Flows
For the Two Quarters Ended August 18, 2007

		Guarantor
	The Kroger Co.	Subsidiaries	Consolidated
Net cash provided by operating activities	$1,029	$1,126	$2,155

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(83)	(992)	(1,075)
Other	19	(114)	(95)

Net cash used by investing activities	(64)	(1,106)	(1,170)

Cash flows from financing activities:
Dividends paid	(99)	—	(99)
Proceeds from issuance of long-term debt	300	—	300
Payments on long-term debt	(534)	—	(534)
Proceeds from issuance of capital stock	182	—	182
Treasury stock purchases	(710)	—	(710)
Other	(152)	3	(149)
Net change in advances to subsidiaries	44	(44)	—

Net cash used by financing activities	(969)	(41)	(1,010)

Net decrease in cash and temporary cash investments	(4)	(21)	(25)
Cash and temporary cash investments:
Beginning of year	25	164	189

End of quarter	$21	$143	$164

Condensed Consolidating
Statements of Cash Flows
For the Two Quarters Ended August 12, 2006

		Guarantor
	The Kroger Co.	Subsidiaries	Consolidated
Net cash provided by operating activities	$579	$1,267	$1,846

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(65)	(698)	(763)
Other	44	17	61

Net cash used by investing activities	(21)	(681)	(702)

Cash flows from financing activities:
Dividends paid	(47)	—	(47)
Proceeds from issuance of long-term debt	—	—	—
Payments on long-term debt	(267)	—	(267)
Proceeds from issuance of capital stock	76	—	76
Treasury stock purchases	(295)	—	(295)
Other	21	(39)	(18)
Net change in advances to subsidiaries	603	(603)	—

Net cash used by financing activities	91	(642)	(551)

Net increase (decrease) in cash and temporary cash investments	649	(56)	593
Cash and temporary cash investments:
Beginning of year	39	171	210

End of quarter	$688	$115	$803

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

     The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made adequate provisions for these contingencies. Nonetheless, assessing and predicting the outcomes of these matters involve substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluations or predictions could arise that could have a material adverse impact on the Company’s financial condition or results of operation.

     Guarantees – The Company periodically enters into real estate joint ventures in connection with the development of certain properties. The Company usually sells its interests in such partnerships upon completion of the projects. As of August 18, 2007, the Company was a partner with 50% ownership in two real estate joint ventures for which it has guaranteed approximately $7 of debt incurred by the ventures. Based on the covenants underlying this indebtedness as of August 18, 2007, it is unlikely that the Company will be responsible for repayment of these obligations.

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

     The Company contributed $50 and $150 to its Company-sponsored defined benefit pension plans in the first two quarters of 2007 and 2006, respectively. The Company expects these contributions will reduce its minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions. In addition, we expect matching cash contributions to our 401(k) Retirement Savings Account Plan, a defined contribution plan, to total approximately $75 in 2007.

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

12. INTEREST RATE HEDGES

     The Company has unamortized proceeds from six interest rate swaps once classified as fair value hedges totaling approximately $38. The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt.

     During the second quarter of 2007, the Company terminated a forward-starting interest rate swap in a notional amount of $250 classified as a cash flow hedge in the amount of $11. The unamortized proceeds have been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedge relates are made.

     At the end of the second quarter of 2007, the Company maintained six interest rate swap agreements that are being accounted for as fair value hedges. As of August 18, 2007, liabilities totaling $27 have been recorded to reflect the fair value of these agreements, offset by reductions in the fair value of the underlying debt. In addition, the Company maintained two forward-starting interest rate swap agreements, with an aggregate notional amount totaling $500. As of August 18, 2007, assets totaling $15 million have been recorded to reflect the fair value of these agreements, offset by increases in Other Comprehensive Income.

13. Subsequent Events

     On September 24, 2007, the Company announced the issuance of $300, 6.4% senior notes, which is expected to settle October 1, 2007, priced to yield 6.21%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

     Second quarter total sales increased 6.6% to $16.1 billion compared to the second quarter of 2006. Identical supermarket sales increased 5.8% with fuel and 5.1% without fuel compared to the second quarter of 2006. Strong identical sales growth continues to be a key driver of our objective to increase earnings and create value for shareholders. This is the ninth consecutive quarter Kroger has reported identical supermarket sales growth, excluding fuel, in excess of 3%. This growth continues to be broad-based across the Company’s geographic regions and merchandise departments.

     For the second quarter of 2007, net earnings totaled $267 million, or $0.38 per diluted share. Net earnings for the first two quarters of 2007 totaled $604 million, which included expenses of $0.01 per diluted share due to charges related to labor unrest at one of our distribution centers in the first quarter of 2007. (Due to rounding, the charges related to labor unrest affected net earnings by $.02 per diluted share as of the first quarter of 2007.)

     Our fuel business had a strong second quarter in sales, gallons and margin. While fuel margins for the second quarter were strong, on a year-to-date basis they were more consistent with historical results. The Company has experienced and expects margin variations from quarter to quarter.

     Based on the strength of Kroger’s financial performance during the first two quarters of 2007, we are raising our annual identical supermarket sales growth and earnings guidance. Kroger now expects identical supermarket sales growth, excluding fuel sales to be 4 - 5% for the full year. Additionally, our guidance for earnings per diluted share in 2007 has been increased to $1.64 - $1.67, despite a higher than estimated LIFO charge of $110 million. Our prior annual earnings per diluted share guidance was $1.60 - $1.65.

RESULTS OF OPERATIONS

Net Earnings

     Net earnings totaled $267 million for the second quarter of 2007, an increase of 27.8% from net earnings of $209 million for the second quarter of 2006. Net earnings totaled $604 million for the first two quarters of 2007, an increase of 17.3% from net earnings of $515 for the first two quarters of 2006. The increase in our net earnings was the result of leveraging our fixed costs by strong identical sales growth and decreases in net interest and rent, offset by an $18 million effect related to labor unrest at one of our distribution centers in the first quarter, and a LIFO charge of $60 million for the first two quarters, compared to $23 million in the first two quarters of 2006. The increase in the LIFO charge for the first two quarters was caused by general product cost increases, particularly in grocery and dairy products. The first quarter results for 2006 included a non-recurring legal expense charge of $45 million, or $.03 cents per diluted share.

     Earnings of $0.38 per diluted share for the second quarter of 2007 represented an increase of 31.0% over net earnings of $0.29 per diluted share for the second quarter of 2006. Earnings of $0.85 per diluted share for the first two quarters of 2007 represented an increase of 19.7% over net earnings of $0.71 for the first two quarters of 2006. Earnings per share growth resulted from increased net earnings and the repurchase of our stock under stock buyback plans announced in May 2006 and June 2007.

    Sales

Total Sales
(in millions)

	Second Quarter				Year-To-Date
		Percentage		Percentage		Percentage		Percentage
	2007	Increase	2006	Increase	2007	Increase	2006	Increase
Total supermarket
sales without fuel	$13,724.6	5.5%	$13,006.7	6.4%	$31,601.0	5.4%	$29,979.9	6.1%
Total supermarket
fuel sales	$1,360.2	17.5%	$1,157.7	41.2%	$2,944.9	20.1%	$2,452.2	40.5%

Total supermarket
sales	$15,084.8	6.5%	$14,164.4	8.5%	$34,545.9	6.5%	$32,432.1	8.1%
Other sales(1)	1,054.2	8.2%	974.1	19.3%	2,318.7	9.3%	2,121.6	17.1%

Total sales	$16,139.0	6.6%	$15,138.5	9.2%	$36,864.6	6.7%	$34,553.7	8.6%

(1)	Other sales primarily relate to sales at convenience and jewelry stores and sales by our manufacturing plants to outside firms.

     The change in our total sales for the second quarter and the first two quarters of 2007 was primarily the result of identical store sales increases and increased fuel gallons, as well as inflation in many core grocery and perishable categories. Identical store sales growth for the second quarter of 2007 was 5.8% including supermarket fuel operations and 5.1% excluding supermarket fuel operations. Increased customer count and average transaction size in the second quarter of 2007 were both responsible for our increases in identical supermarket sales and total sales, excluding fuel.

     We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage. Our identical supermarket sales results are summarized in the table below. The identical supermarket dollar figures presented were used to calculate second quarter 2007 percent changes.

Identical Supermarket Sales
(in millions)

	Second Quarter
	2007	2006
Including fuel centers	$14,327.8	$13,536.8
Excluding fuel centers	$13,054.3	$12,417.3

Including fuel centers	5.8%	7.9%
Excluding fuel centers	5.1%	6.0%

     We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations. Our comparable supermarket sales results are summarized in the table below. The comparable supermarket dollar figures presented were used to calculate the second quarter 2007 percent changes.

Comparable Supermarket Sales
(in millions)

	Second Quarter
	2007	2006
Including fuel centers	$14,781.3	$13,931.0
Excluding fuel centers	$13,453.5	$12,773.6

Including fuel centers	6.1%	8.2%
Excluding fuel centers	5.3%	6.2%

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

     Our FIFO gross margin rate increased 47 basis points to 23.94% for the second quarter of 2007 from 23.47% for the second quarter of 2006. Our retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales. Excluding the effect of retail fuel operations, our FIFO gross margin rate increased 51 basis points to 26.49% for the second quarter of 2007 from 25.98% for second quarter of 2006. The FIFO gross margin increase occurred despite decreases in FIFO gross margin rates, excluding fuel, in recent quarters. The decreases in recent quarters of this year over previous quarters have reflected our efforts to reinvest operational cost savings to lower prices for our customers. The increase in the second quarter of 2007 reflects our decision to pass along higher product costs during the quarter due to inflation. In addition, 23 basis points of the increase are attributable to improvements in shrink, advertising and warehousing costs as a rate of sales.

     Our FIFO gross margin rate declined 27 basis points to 23.81% for the first two quarters of 2007 from 24.08% for the first two quarters of 2006. This decline results from our reinvesting operating cost savings in lower prices for our customers, which is an important part of our Customer 1st strategy.

   Operating, General and Administrative Expenses

     Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs. We did not include rent expense, depreciation and amortization expense, and interest expense, among other items, in OG&A. OG&A expenses, as a percent of sales, increased 2 basis points to 17.52% for the second quarter of 2007 from 17.50% for the second quarter of 2006. Our retail fuel sales lower our OG&A rate due to very low OG&A rates on retail fuel sales as compared to non-fuel sales. OG&A expenses, as a percent of sales excluding fuel, increased 16 basis points to 19.60% for the second quarter of 2007 from 19.43% for the second quarter of 2006. Our second quarter OG&A rate in 2007 is higher, reflecting pre-opening and transition costs associated with the Scott’s and Farmer Jack acquisitions (see Note 2 in our Consolidated Financial Statements). Benefits from our closed store lease liability adjustments in 2006 also contributed to a higher rate in 2007. Excluding these items, our second quarter 2007 OG&A rate on non-fuel sales would have been lower in 2007 compared to 2006.

     OG&A expenses, as a percent of sales, decreased 42 basis points to 17.46% for the first two quarters of 2007 from 17.88% for the first two quarters of 2006. Excluding the effect of retail fuel operations, items noted above affecting first quarter OG&A and the non-recurring legal expense in the first quarter of 2006, OG&A, as a percent to sales, declined 13 basis points versus the first two quarters of last year. This decline was driven by leveraging identical sales growth and good cost control.

   Rent Expense

     Rent expense was $149 million, or .92% of sales, for the second quarter of 2007, compared to $153 million, or 1.01% of sales, for the second quarter of 2006. For the year-to-date period, rent expense was $338 million, or .92% of total sales in 2007, compared to $349 million, or 1.01% of sales, in 2006. The decrease in rent expense in both the second quarter and year-to-date 2007, compared to the same periods of 2006, results from leverage obtained from strong sales growth and is also an indication of our strategy to own rather than lease whenever possible.

   Depreciation Expense

     Depreciation expense was $311 million, or 1.93% of total sales, for the second quarter of 2007 compared to $290 million, or 1.92% of total sales, for the second quarter of 2006. Depreciation expense was $715 million, or 1.94% of total sales, for the first two quarters of 2007 compared to $678 million, or 1.96% of total sales, for the first two quarters of 2006. The increase in depreciation expense, in total dollars, was the result of higher capital expenditures during the last rolling four quarters of 2007 compared to the comparable period ending 2006.

   Interest Expense

     Net interest expense was $104 million, or 0.65% of total sales, and $110 million, or 0.73% of total sales, in the second quarter of 2007 and 2006, respectively. For the year-to-date period, interest expense was $250 million, or 0.68% of total sales, in 2007 and $265 million, or 0.77% of total sales, in 2006. The reduction in net interest expense for both the quarter and year-to-date periods of 2007, when compared to the same periods of 2006, resulted primarily from a $284 million reduction in total debt at August 18, 2007 compared to August 12, 2006.

   Income Taxes

     Our effective income tax rate was 38.3% for the second quarter of 2007 and 38.2% for the second quarter of 2006. For the year-to-date period, our effective income tax rate was 38.2% in 2007 and 37.8% in 2006. The 2007 and 2006 effective income tax rates differed from the federal statutory rate primarily due to the effect of state taxes.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flow Information

Net cash provided by operating activities

     We generated $2.2 billion of cash from operating activities during the first two quarters of 2007, compared to $1.8 billion in 2006. Strong operating results drove the increase in cash provided by operating activities. Cash used to pay accrued expenses, to purchase additional inventory and to make cash contributions to Company-sponsored pension plans were offset by decreases in receivables and store deposit in-transits. We contributed $50 million to company sponsored pension plans during the first two quarters of 2007 compared to $150 million during the first two quarters of 2006. Prepaid expenses also decreased significantly since year-end, reflecting prepayments of some employee benefits at year-end.

Net cash used by investing activities

     Investing activities used $1.2 billion of cash during the first two quarters of 2007 compared to $702 million during the first two quarters of 2006. The amount of cash used by investing activities increased in 2007 versus 2006 was due to higher capital spending, payments for two acquisitions and a reduction in proceeds from sales of assets.

Net cash used by financing activities

     Financing activities used $1 billion of cash in the first two quarters of 2007 compared to $551 million in the first two quarters of 2006. The increase in the amount of cash used was a result of greater stock repurchases and dividends paid, slightly offset by proceeds received from the issuance of capital stock. Proceeds from the issuance of common stock represent exercises of employee stock options.

   Debt Management

     As of August 18, 2007, we maintained a $2.5 billion, five-year revolving credit facility that terminates in 2011. Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement. In addition to the credit agreement, we maintained a $25 million money market line, borrowings under which also reduce the amount of funds available under our credit agreement. The money market line borrowings allowed us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement. As of August 18, 2007, we had outstanding commercial paper and borrowings under our credit agreement totaling $122 and $100 million, respectively, that reduced amounts available under our credit agreement and had no borrowings under the money market line. The outstanding letters of credit that reduced the funds available under our credit agreement totaled $333 million as of August 18, 2007.

     Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants. As of August 18, 2007, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

     Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $284 million to $6.7 billion as of the end of the second quarter of 2007, from $7.0 billion as of the end of the second quarter of 2006. Total debt decreased $385 million as of the end of the second quarter of 2007 from $7.1 billion as of year-end 2006. The decreases in 2007 resulted from the use of cash flow from operations to reduce outstanding debt, including the repayment of $200 million, 7.65% senior notes and $300 million, 7.80% senior notes which came due during the first half of 2007, offset by proceeds received from a $300 million, 6.4% senior note issued in the second quarter of 2007.

   Common Stock Repurchase Program

     During the second quarter of 2007, we invested $578 million to repurchase 21.2 million shares of Kroger stock at an average price of $27.21 per share. For the first two quarters of 2007, we invested $710 million to repurchase 25.9 million shares of Kroger stock at an average price of $27.39 per share. These shares were reacquired under three separate stock repurchase programs. The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors on May 4, 2006. The second is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on June 26, 2007, which replaced the prior $500 million authorization above. The third is a program that purchases shares using the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. As of August 18, 2007, we had approximately $612 million remaining under the June 2007 repurchase program.

CAPITAL EXPENDITURES

     Capital expenditures totaled $481 million for the second quarter of 2007 compared to $361 million for the second quarter of 2006. Year-to-date, capital expenditures, excluding acquisitions, totaled $1,037 million in 2007 and $811 million in 2006. During the second quarter of 2007, we opened, acquired, expanded or relocated 50 food stores and also completed 30 within-the-wall remodels. During the first two quarters of 2007, we opened, acquired, expanded or relocated 69 food stores and also completed 101 within-the-wall remodels. Total food store square footage increased 1.8% from the second quarter of 2006. Excluding acquisitions and operational closings, total food store square footage increased 1.6% over the second quarter of 2006.

CRITICAL ACCOUNTING POLICIES

     We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Except as noted below, our critical accounting policies are summarized in our 2006 Annual Report on Form 10-K filed with the SEC on April 4, 2007.

     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could vary from those estimates.

   Accounting for Uncertainty in Income Taxes

     Effective February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

     The IRS is currently conducting a field examination of our 2002 – 2004 U.S. tax returns. The examination is scheduled to be completed in the third or fourth quarter of 2007. An examination of our 1999-2001 U.S. tax returns was completed in 2005. We are currently contesting two issues at the appellate level of the IRS. We anticipate that these matters may be resolved within the next 12 months. In the opinion of management, the ultimate disposition of the items noted above will not have a significant effect on our consolidated financial position, liquidity, or results of operations. Additionally, we have a case in the U.S. Tax Court. A decision on this case is not expected within the next 12 months. In connection with this case, we have extended the statute of limitations on our tax years after 1991.

     As of August 18, 2007, there have been no material changes to the disclosures noted above.

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

  We expect earnings per share in the range of $1.64-$1.67 for 2007. This represents earnings per share growth of approximately 12%-14% in 2007 from adjusted 2006 earnings of $1.47, which excludes the estimated effect of a 53rd week in 2006 of approximately $0.07 per diluted share.

  We expect identical food store sales growth, excluding fuel sales, of 4%-5% in 2007.

  In 2007, we will continue to focus on increasing sales growth and balancing investments in gross margin and improved customer service with operating cost reductions to provide a better shopping experience for our customers. We expect operating margins, excluding fuel, to improve slightly in 2007.

  We plan to use free cash flow to repurchase stock and pay cash dividends.

  Capital expenditures reflect our strategy of growth through expansion and acquisition, as well as focusing on increasing productivity from our existing store base through remodels. In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements. The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs. We intend to continue using cash flow from operations to finance capital expenditure requirements. We expect capital investment for 2007 to be in the range of $1.9-$2.1 billion, excluding acquisitions. We expect total food store square footage to grow approximately 2% before acquisitions and operational closings.

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

  We expect that our OG&A results will be affected by increased costs, such as higher energy costs and credit card fees, as well as any future labor disputes, offset by improved productivity from process changes, cost savings negotiated in recently completed labor agreements and leverage gained through sales increases.

  We expect that our effective tax rate for 2007 will be approximately 38%.

  We expect rent expense, as a percent of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

  We believe that in 2007 there will be opportunities to reduce our operating costs in such areas as administration, labor, shrink, warehousing and transportation. These savings will be invested in our core business to drive profitable sales growth and offer improved value and enhanced shopping experiences for our customers.

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

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

  We have various labor agreements expiring in 2007 including agreements, covering associates in Cincinnati, Memphis, West Virginia and a warehouse in Central Ohio. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations.

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

  The actual amount of automatic and matching cash contributions to our 401(k) Retirement Savings Account Plan will depend on the savings rate, plan compensation, and length of service of participants.

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

Item 4. Controls and Procedures.

     The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 18, 2007. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

     In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended August 18, 2007, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(3)
Period(1)	Purchased	Share	or Programs(2)	(in millions)
First four weeks
May 27, 2007 to June 23, 2007	475,000	$30.09	475,000	$136
Second four weeks
June 24, 2007 to July 21, 2007	8,356,898	$28.38	8,353,200	$903
Third four weeks
July 22, 2007 to August 18, 2007	12,412,490	$26.33	12,412,470	$612
Total	21,244,388	$27.22	21,240,670	$612

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of 2007 contained three 28-day periods.

(2)	Shares were repurchased under (i) a $500 million stock repurchase program, authorized by the Board of Directors on May 4, 2006, and (ii) a $1 billion stock repurchase program, authorized by the Board of Directors on June 26, 2007, and (iii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option plans which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. The $1 billion stock-repurchase program mentioned in clause (ii) replaced the $500 million stock repurchase program mentioned in clause (i) in the middle of the second quarter of 2007. Accordingly, the Company does not intend to make further purchases under the program referenced in clause (i). Total shares purchased include shares that were surrendered to the Company by participants in the Company’s long- term incentive plans to pay for taxes on restricted stock awards.

(3)	The amount shown in this column in the first four week period reflect amounts remaining under the $500 million stock repurchase program referenced in clause (i) of Note 2 above. Amounts shown in this column in the second and third four week periods reflect amounts remaining under the $1 billion stock repurchase program referenced in clause (ii) of Note 2 above. Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	June 28, 2007 – Annual Meeting

(c)	The shareholders elected twelve directors to serve until the annual meeting in 2008, or until their successors have been elected and qualified, and ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2007. The shareholders approved amendments to the Company’s Regulations adopting rules of conduct in connection with shareholder meetings and permitting shareholder meetings to be held outside of Cincinnati, Ohio; and approved the Kroger Cash Bonus Plan. The shareholders did not approve a shareholder proposal requesting that the Board of Directors assess and report to shareholders how the Company is responding to regulatory, competitive, and public pressure to address climate change.

To serve until 2008	For	Withheld
Reuben V. Anderson	604,330,598	17,097,244
John L. Clendenin	603,416,830	18,011,012
David B. Dillon	605,268,337	16,159,505
David B. Lewis	613,629,518	7,798,324
Don W. McGeorge	607,165,265	14,262,577
W. Rodney McMullen	607,165,964	14,261,878
Jorge P. Montoya	613,433,377	7,994,465
Clyde R. Moore	612,375,939	9,051,903
Susan M. Phillips	613,035,636	8,392,206
Steven R. Rogel	613,530,990	7,896,852
James A. Runde	613,380,557	8,047,285
Ronald L. Sargent	612,193,102	9,234,740

				Broker Non-
	For	Against	Abstain	Votes
PricewaterhouseCoopers LLP	606,896,623	9,462,990	5,068,229	—
Rules of Conduct for Shareholder Meetings;
Meetings Outside of Cincinnati	507,156,440	108,515,434	5,755,968	—
Approve the Kroger Cash Bonus Plan	546,103,830	23,827,332	5,743,023	45,753,657

				Broker Non-
	For	Against	Abstain	Votes
Shareholder proposal (assess and report on climate
change)	182,721,965	305,312,573	87,639,647	45,753,657

Item 6. Exhibits.

EXHIBIT 3.1	-	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

EXHIBIT 3.2	-	Regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007, filed with the SEC on July 3, 2007.

EXHIBIT 4.1	-	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

EXHIBIT 31.1	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated:	September 27, 2007	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated:	September 27, 2007	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1	-	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

Exhibit 3.2	-	Regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007, filed with the SEC on July 3, 2007.

Exhibit 4.1	-	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 31.1	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

Exhibit 31.2	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

Exhibit 32.1	-	Section 1350 Certifications.

Exhibit 99.1	-	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.