Form 10-Q
period 2007-11-10
KROGER CO
filed 2007-12-19
CIK 56873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 10, 2007

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

There were 675,525,934 shares of Common Stock ($1 par value) outstanding as of December 14, 2007.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE KROGER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 10,	November 4,	November 10,	November 4,
	2007	2006	2007	2006
Sales	$16,135	$14,699	$53,000	$49,252
Merchandise costs, including advertising, warehousing, and transportation,
excluding items shown separately below	12,402	11,131	40,551	37,387
Operating, general and administrative	2,823	2,685	9,259	8,862
Rent	150	139	488	488
Depreciation and amortization	315	295	1,030	973
Operating profit	445	449	1,672	1,542
Interest expense	110	107	360	372
Earnings before income tax expense	335	342	1,312	1,170
Income tax expense	81	127	454	440
Net earnings	$254	$215	$858	$730

Net earnings per basic common share	$0.37	$0.30	$1.23	$1.02
Average number of common shares used in basic calculation	678	712	696	718

Net earnings per diluted share	$0.37	$0.30	$1.22	$1.01
Average number of common shares used in diluted calculation	685	720	704	725

Dividends declared per common share	$.075	$.065	$.225	$.195

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	November 10,	February 3,
	2007	2007
ASSETS
Current assets
Cash - In stores	$139	$157
Cash - Temporary cash investments	27	32
Total cash and temporary cash investments	166	189

Deposits in-transit	580	614
Receivables	735	778
FIFO inventory	5,736	5,059
LIFO credit	(550)	(450)
Prefunded employee benefits	-	300
Prepaid and other current assets	236	265
Total current assets	6,903	6,755

Property, plant and equipment, net	12,331	11,779
Goodwill	2,144	2,192
Other assets	525	489

Total Assets	$21,903	$21,215

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing
obligations	$1,715	$906
Accounts payable	4,231	3,804
Accrued salaries and wages	775	796
Deferred income taxes	221	268
Other current liabilities	1,997	1,807
Total current liabilities	8,939	7,581

Long-term debt including obligations under capital leases and financing obligations
Face-value long-term debt including obligations under capital leases and financing obligations	5,747	6,136
Adjustment to reflect fair-value interest rate hedges	28	18
Long-term debt including obligations under capital leases and financing obligations	5,775	6,154

Deferred income taxes	317	722
Other long-term liabilities	2,103	1,835

Total Liabilities	17,134	16,292

Commitments and contingencies (see Note 11)

SHAREOWNERS' EQUITY

Preferred stock, $100 par, 5 shares authorized and unissued	-	-
Common stock, $1 par, 1,000 shares authorized; 946 shares issued in 2007 and 937 shares issued in
2006	946	937
Additional paid-in capital	3,017	2,755
Accumulated other comprehensive loss	(246)	(259)
Accumulated earnings	6,205	5,501
Common stock in treasury, at cost, 273 shares in 2007 and 232 shares in 2006	(5,153)	(4,011)

Total Shareowners' Equity	4,769	4,923

Total Liabilities and Shareowners' Equity	$21,903	$21,215

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions and unaudited)

	Three Quarters Ended
	November 10,	November 4,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$858	$730
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,030	973
LIFO charge	100	53
Stock option expense	68	55
Expense for Company-sponsored pension plans	47	131
Deferred income taxes	(102)	(91)
Other	33	(1)
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	34	(108)
Receivables	34	(38)
Inventories	(659)	(535)
Prepaid expenses	322	277
Accounts payable	349	332
Accrued expenses	88	51
Income taxes payable	121	188
Contribution to Company-sponsored pension plans	(52)	(150)
Other	6	(36)

Net cash provided by operating activities	2,277	1,831

Cash Flows from Investing Activities:
Payments for capital expenditures	(1,628)	(1,178)
Payments for acquisitions	(86)	-
Proceeds from sale of assets	46	126
Other	(46)	(40)

Net cash used by investing activities	(1,714)	(1,092)

Cash Flows from Financing Activities:
Dividends paid	(151)	(94)
Proceeds from issuance of long-term debt	625	-
Payments on long-term debt	(545)	(543)
Borrowings on bank revolver	341	265
Proceeds form lease-financing transactions	8	15
Proceeds from issuance of capital stock	215	89
Treasury stock purchases	(1,152)	(527)
Increase (decrease) in book overdrafts	78	(35)
Other	(5)	22

Net cash used by financing activities	(586)	(808)

Net decrease in total cash and temporary cash investments	(23)	(69)

Total cash and temporary cash investments:
Beginning of year	189	210

End of quarter	$166	$141

Reconciliation of capital expenditures:
Payments for capital expenditures	$(1,628)	$(1,178)
Changes in construction-in-progress payables	36	(48)
Total capital expenditures	$(1,592)	$(1,226)

Supplemental cash flow information:
Cash paid during the year for interest	$387	$412
Cash paid during the year for income taxes	$327	$292

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

     The unaudited information in the Consolidated Financial Statements for the third quarter and three quarters ended November 10, 2007 and November 4, 2006 includes the results of operations of the Company for the 12-week and 40-week periods then ended.

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

     The Company recorded asset impairments in the normal course of business totaling $4 in the third quarter of 2007 and $6 in the third quarter of 2006. During the first three quarters of 2007 and 2006, the Company recorded asset impairments in the normal course of business totaling $15 and $44, respectively.

     The following table summarizes accrual activity for future lease obligations of stores closed in the normal course of business and locations closed in California prior to the Fred Meyer merger in 1999.

	Future Lease Obligations
	2007	2006
Balance at beginning of year	$89	$127
Additions	5	7
Payments	(12)	(12)
Adjustments	(8)	(22)

Balance at end of third quarter	$74	$100

2. GOODWILL AND BUSINESS ACQUISITIONS

     The following table summarizes the changes in the Company’s net goodwill balance through November 10, 2007.

Goodwill
Balance at February 3, 2007	$2,192
FIN 48 adjustment (See Note 7)	(72)
Additions	24

Balance at November 10, 2007	$2,144

     In the second quarter of 2007, the Company completed acquisitions of 18 Scott’s retail food stores in Northeast Indiana and 20 Farmer Jack retail food stores in Michigan for approximately $86. The transactions were recorded using the purchase method of accounting. Assets and liabilities were recorded based on fair values with the purchase prices being primarily allocated to inventory, property, plant and equipment and goodwill. The results of operations are included in the Company’s Consolidated Financial Statements since the date of acquisition.

     The proforma effects of these acquisitions are not material to previously reported results.

3. STOCK OPTION PLANS

     The Company recognized total stock based compensation of $20 and $16 in the third quarter ended November 10, 2007 and November 4, 2006, respectively. Total stock based compensation of $68 and $55 was recorded for the three quarters ended November 10, 2007 and November 4, 2006, respectively. These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

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

     Stock options granted in the first three quarters of 2007 expire 10 years from the date of the grant and vest from one year to five years from the date of grant. Restricted stock awards in the first three quarters of 2007 have restrictions that lapse in one year to five years from the date of the awards. All awards become immediately exercisable upon certain changes of control of the Company.

     Changes in equity awards outstanding under the plans are summarized below.

   Stock Options

	Shares subject	Weighted-average
	to option	exercise price
Outstanding, February 3, 2007	51.9	$20.09
Granted	3.3	$28.04
Exercised	(9.6)	$19.02
Canceled or Expired	(0.3)	$20.70

Outstanding, November 10, 2007	45.3	$20.91

   Restricted Stock

	Restricted shares	Weighted-average
	outstanding	grant-date fair value
Outstanding, February 3, 2007	2.4	$20.02
Granted	2.4	$28.26
Lapsed	(1.3)	$19.86
Canceled or Expired	(0.1)	$21.85

Outstanding, November 10, 2007	3.4	$25.77

     The weighted-average fair value of stock options granted during the first three quarters ended November 10, 2007 and November 4, 2006, was $9.91 and $6.90, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

     The following table reflects the weighted average assumptions used for grants awarded to option holders:

	2007	2006
Risk-free interest rate	5.06%	5.07%
Expected dividend yield	1.40%	1.50%
Expected volatility	29.21%	27.60%
Expected term	6.85 Years	7.50 Years

4. DEBT OBLIGATIONS

     Long-term debt consists of:

	November 10,	February 3,
	2007	2007
Credit Facility and Commercial Paper borrowings	$693	$352
4.95% to 9.20% Senior Notes and Debentures due through 2031	6,019	5,916
6.12% to 9.95% mortgages due in varying amounts through 2034	174	169
Other	137	144

Total debt, excluding capital leases and financing obligations	7,023	6,581

Less current portion	(1,687)	(878)

Total long-term debt, excluding capital leases and financing obligations	$5,336	$5,703

     During each of the second and third quarters of 2007, the Company issued $300, 6.4% senior notes due in 2017.

5. COMPREHENSIVE INCOME

     Comprehensive income is as follows:

	Third Quarter Ended		Year-To-Date
	November 10,	November 4,	November 10,	November 4,
	2007	2006	2007	2006
Net earnings	$254	$215	$858	$730
Unrealized gain and (losses) on hedging activities, net of tax(1)	(13)	(10)	(4)	5
Amortization of amounts included in net periodic pension expense(2)	3	-	15	-
Other	1	-	2	-
Comprehensive income	$245	$205	$871	$735

(1)	Amount is net of tax of $(7) for the third quarter of 2007 and $(6) for the third quarter of 2006. Amount is net of tax of $(2) for the first three quarters of 2007 and $3 for the first three quarters of 2006.
(2)	Amount is net of tax of $1 for the third quarter of 2007 and $9 for the first three quarters of 2007.

     During 2007 and 2006, unrealized gains and losses on hedging activities included in other comprehensive income consisted of reclassifications of unrealized gains and losses on cash flow hedges into net earnings as well as market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet dates.

6. BENEFIT PLANS

     The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the third quarter of 2007 and 2006.

	Third Quarter
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$10	$29	$3	$3
Interest cost	34	33	5	5
Expected return on plan assets	(38)	(35)	—	—
Amortization of:
Prior service cost	1	1	(1)	(2)
Actuarial loss	8	13	—	—
Curtailment charge	—	5	—	—

Net periodic benefit cost	$15	$46	$7	$6

     The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first three quarters of 2007 and 2006.

	Year-To-Date
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$33	$101	$11	$10
Interest cost	114	104	16	16
Expected return on plan assets	(127)	(117)	—	—
Amortization of:
Prior service cost	2	4	(5)	(6)
Actuarial loss	27	34	—	—
Curtailment charge	—	5	—	—

Net periodic benefit cost	$49	$131	$22	$20

     Net periodic benefit cost decreased in the first three quarters of 2007 compared to the first three quarters of 2006 due to participants in the cash balance formula of the consolidated retirement benefit plan being moved to a 401(k) retirement savings account plan effective January 1, 2007. The 401(k) retirement savings account plan will provide to eligible employees both Company matching contributions and automatic Company contributions based on participant contributions, plan compensation, and length of service. The Company contributed $73 to employee 401(k) retirement savings accounts in the first three quarters of 2007.

     The Company contributed $52 and $150 to Company-sponsored pension plans in the first three quarters of 2007 and 2006, respectively.

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

     To the extent interest and penalties are assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of income tax expense in our Condensed Consolidated Statements of Operations. This accounting policy election is a continuation of the Company’s historical policy. As of February 4, 2007, the amount of accrued interest and penalties included on the Condensed Consolidated Balance Sheets was $118.

     The Internal Revenue Service (“IRS”) concluded a field examination of our 2002 – 2004 U.S. tax returns during the third quarter of 2007. An examination of our 1999 – 2001 U.S. tax returns was completed in 2005. The Company contested two issues at the appellate level of the IRS. One of the issues was resolved in the third quarter of 2007 and we anticipate that the remaining issue may be resolved within the next 12 months. In the opinion of management, the ultimate disposition of the item noted above will not have a significant effect on our consolidated financial position, liquidity, or results of operations. Additionally, the Company has a case in the U.S. Tax Court. A decision on this case is not expected within the next 12 months. In connection with this case, the Company has extended the statute of limitations on its tax years after 1991.

     As a result of settlements with taxing authorities during the quarter, unrecognized tax benefits of $168 have been reclassified from other long-term liabilities to deferred income taxes and accrued taxes payable.

     The effective income tax rate was 34.6% for the first three quarters of 2007 and 37.6% for the first three quarters of 2006. The 2007 effective income tax rate differed from the statutory rate primarily due to the effect of state taxes and the favorable resolution of certain tax issues during the third quarter totaling approximately $40. The 2006 effective income tax rate differed from the federal statutory rate primarily due to the effect of state taxes.

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

     The following tables provide a reconciliation of net earnings and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share:

	Third Quarter Ended			Third Quarter Ended
	November 10, 2007			November 4, 2006
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings per basic common share	$254	678	$0.37	$215	712	$0.30
Dilutive effect of stock options, restricted
stock and warrants		7			8

Earnings per diluted common share	$254	685	$0.37	$215	720	$0.30

	Year-To-Date			Year-To-Date
	November 10, 2007			November 4, 2006
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings per basic common share	$858	696	$1.23	$730	718	$1.02
Dilutive effect of stock options, restricted
stock and warrants		8			7

Earnings per diluted common share	$858	704	$1.22	$730	725	$1.01

     The Company had options outstanding for approximately 3 shares and 21 shares during the third quarter of 2007 and 2006, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share. For the first three quarters of 2007 and 2006, the Company had options outstanding for approximately 2 and 29 shares, respectively, that were excluded from the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

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

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS No. 160 will require the consolidation of noncontrolling interests as a component of equity. SFAS No. 160 will become effective for our fiscal year beginning February 1, 2009. We are currently evaluating the effect the adoption of SFAS No. 160 will have on our Consolidated Financial Statements.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R), which replaces SFAS No. 141. SFAS No. 141R further expands the definitions of a business and the fair value measurement and reporting in a business combination. SFAS No. 141R will become effective for our fiscal year beginning February 1, 2009. We are currently evaluating the effect the adoption of SFAS No. 141R will have on our Consolidated Financial Statements.

10. GUARANTOR SUBSIDIARIES

     The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At November 10, 2007, a total of approximately $6,019 of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

The following tables present summarized financial information as of November 10, 2007 and February 3, 2007, for the third quarter ended, and the three quarters ended November 10, 2007 and November 4, 2006:

Condensed Consolidating
Balance Sheets
As of November 10, 2007

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$21	$145	$—	$166
Deposits in-transit	64	516	—	580
Receivables	142	1,965	(1,372)	735
Net inventories	487	4,699	—	5,186
Prepaid and other current assets	57	179	—	236

Total current assets	771	7,504	(1,372)	6,903

Property, plant and equipment, net	1,619	10,712	—	12,331
Goodwill	56	2,088	—	2,144
Other assets	1,145	860	(1,480)	525
Investment in and advances to subsidiaries	11,887	—	(11,887)	—

Total assets	$15,478	$21,164	$(14,739)	$21,903

Current liabilities
Current portion of long-term debt including obligations under capital
leases and financing obligations	$1,715	$—	$—	$1,715
Accounts payable	1,725	5,358	(2,852)	4,231
Other current liabilities	—	2,993	—	2,993

Total current liabilities	3,440	8,351	(2,852)	8,939

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases
and financing obligations	5,747	—	—	5,747
Adjustment to reflect fair value interest rate hedges	28	—	—	28

Long-term debt including obligations under capital leases
and financing obligations	5,775	—	—	5,775
Other long-term liabilities	1,494	926	—	2,420

Total liabilities	10,709	9,277	(2,852)	17,134

Shareowners’ Equity	4,769	11,887	(11,887)	4,769

Total liabilities and shareowners’ equity	$15,478	$21,164	$(14,739)	$21,903

Condensed Consolidating
Balance Sheets
As of February 3, 2007

		Guarantor
	The Kroger Co.	Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$25	$164	$—	$189
Store deposits in-transit	69	545	—	614
Receivables	168	1,982	(1,372)	778
Net inventories	406	4,203	—	4,609
Prepaid and other current assets	371	194	—	565

Total current assets	1,039	7,088	(1,372)	6,755

Property, plant and equipment, net	1,429	10,350	—	11,779
Goodwill	56	2,136	—	2,192
Other assets	647	1,149	(1,307)	489
Investment in and advances to subsidiaries	11,510	—	(11,510)	—

Total assets	$14,681	$20,723	$(14,189)	$21,215

Current liabilities
Current portion of long-term debt including obligations under
capital leases and financing obligations	$906	$—	$—	$906
Accounts payable	1,614	4,869	(2,679)	3,804
Other current liabilities	(537)	3,408	—	2,871

Total current liabilities	1,983	8,277	(2,679)	7,581

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases
and financing obligations	6,136	—	—	6,136
Adjustment to reflect fair value interest rate hedges	18	—	—	18

Long-term debt including obligations under capital leases
and financing obligations	6,154	—	—	6,154
Other long-term liabilities	1,621	936	—	2,557

Total liabilities	9,758	9,213	(2,679)	16,292

Shareowners’ Equity	4,923	11,510	(11,510)	4,923

Total liabilities and shareowners’ equity	$14,681	$20,723	$(14,189)	$21,215

Condensed Consolidating
Statements of Operations
For the Quarter Ended November 10, 2007

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$2,122	$14,322	$(309)	$16,135
Merchandise costs, including warehousing and transportation	1,714	10,997	(309)	12,402
Operating, general and administrative	406	2,417	—	2,823
Rent	30	120	—	150
Depreciation and amortization	34	281	—	315

Operating profit (loss)	(62)	507	—	445
Interest expense	108	2	—	110
Equity in earnings of subsidiaries	545	—	(545)	—

Earnings before income tax expense	375	505	(545)	335
Income tax expense (benefit)	121	(40)	—	81

Net earnings	$254	$545	$(545)	$254

Condensed Consolidating
Statements of Operations
For the Quarter Ended November 4, 2006

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$2,094	$12,834	$(229)	$14,699
Merchandise costs, including warehousing and transportation	1,608	9,752	(229)	11,131
Operating, general and administrative	406	2,279	—	2,685
Rent	35	104	—	139
Depreciation and amortization	29	266	—	295

Operating profit (loss)	16	433	—	449
Interest expense	106	1	—	107
Equity in earnings of subsidiaries	283	—	(283)	—

Earnings before income tax expense	193	432	(283)	342
Income tax expense (benefit)	(22)	149	—	127

Net earnings	$215	$283	$(283)	$215

Condensed Consolidating
Statements of Operations
For the Three Quarters Ended November 10, 2007

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$6,934	$47,018	$(952)	$53,000
Merchandise costs, including warehousing and transportation	5,639	35,864	(952)	40,551
Operating, general and administrative	1,320	7,939	—	9,259
Rent	97	391	—	488
Depreciation and amortization	112	918	—	1,030

Operating profit (loss)	(234)	1,906	—	1,672
Interest expense	355	5	—	360
Equity in earnings of subsidiaries	1,572	—	(1,572)	—

Earnings before income tax expense	983	1,901	(1,572)	1,312
Income tax expense	125	329	—	454

Net earnings	$858	$1,572	$(1,572)	$858

Condensed Consolidating
Statements of Operations
For the Three Quarters Ended November 4, 2006

	The Kroger	Guarantor
	Co.	Subsidiaries	Eliminations	Consolidated
Sales	$7,045	$42,952	$(745)	$49,252
Merchandise costs, including warehousing and transportation	5,669	32,463	(745)	37,387
Operating, general and administrative	1,357	7,505	—	8,862
Rent	111	377	—	488
Depreciation and amortization	110	863	—	973

Operating profit (loss)	(202)	1,744	—	1,542
Interest expense	367	5	—	372
Equity in earnings of subsidiaries	1,233	—	(1,233)	—

Earnings before income tax expense	664	1,739	(1,233)	1,170
Income tax expense (benefit)	(66)	506	—	440

Net earnings	$730	$1,233	$(1,233)	$730

Condensed Consolidating
Statements of Cash Flows
For the Three Quarters Ended November 10, 2007

		Guarantor
	The Kroger Co.	Subsidiaries	Consolidated
Net cash provided by operating activities	$1,200	$1,077	$2,277

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(141)	(1,487)	(1,628)
Other	(27)	(59)	(86)

Net cash used by investing activities	(168)	(1,546)	(1,714)

Cash flows from financing activities:
Dividends paid	(151)	—	(151)
Proceeds from issuance of long-term debt	974	—	974
Payments on long-term debt	(545)	—	(545)
Proceeds from issuance of capital stock	215	—	215
Treasury stock purchases	(1,152)	—	(1,152)
Other	—	73	73
Net change in advances to subsidiaries	(377)	377	—

Net cash used by financing activities	(1,036)	450	(586)

Net decrease in cash and temporary cash investments	(4)	(19)	(23)
Cash and temporary cash investments:
Beginning of year	25	164	189

End of quarter	$21	$145	$166

Condensed Consolidating
Statements of Cash Flows
For the Three Quarters Ended November 4, 2006

		Guarantor
	The Kroger Co.	Subsidiaries	Consolidated
Net cash provided by operating activities	$(75)	$1,906	$1,831

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(100)	(1,078)	(1,178)
Other	60	26	86

Net cash used by investing activities	(40)	(1,052)	(1,092)

Cash flows from financing activities:
Dividends paid	(94)	—	(94)
Proceeds from issuance of long-term debt	280	—	280
Payments on long-term debt	(543)	—	(543)
Proceeds from issuance of capital stock	89	—	89
Treasury stock purchases	(527)	—	(527)
Other	(1)	(12)	(13)
Net change in advances to subsidiaries	871	(871)	—

Net cash used by financing activities	75	(883)	(808)

Net increase (decrease) in cash and temporary cash investments	(40)	(29)	(69)
Cash and temporary cash investments:
Beginning of year	39	171	210

End of quarter	$(1)	$142	$141

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

     Litigation – On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue. The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code. The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase. The Company has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained. However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company. As of November 10, 2007, an adverse decision would require a cash payment of approximately $406, including interest.

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

     Guarantees – The Company periodically enters into real estate joint ventures in connection with the development of certain properties. The Company usually sells its interests in such partnerships upon completion of the projects. As of November 10, 2007, the Company was a partner with 50% ownership in two real estate joint ventures for which it has guaranteed approximately $7 of debt incurred by the ventures. Based on the covenants underlying this indebtedness as of November 10, 2007, it is unlikely that the Company will be responsible for repayment of these obligations.

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

     The Company contributed $52 and $150 to its Company-sponsored defined benefit pension plans in the first three quarters of 2007 and 2006, respectively. The Company expects these contributions will reduce its minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions. In addition, we expect matching cash contributions to our 401(k) Retirement Savings Account Plan, a defined contribution plan, to total approximately $93 in 2007.

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

12. INTEREST RATE HEDGES

     The Company has unamortized proceeds from six interest rate swaps once classified as fair value hedges totaling approximately $36. The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt.

     During the second quarter of 2007, the Company terminated a forward-starting interest rate swap in a notional amount of $250 classified as a cash flow hedge in the amount of $11. The unamortized proceeds have been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedge relates are made.

     At the end of the third quarter of 2007, the Company maintained six interest rate swap agreements that are being accounted for as fair value hedges. As of November 10, 2007, liabilities totaling $11 have been recorded to reflect the fair value of these agreements, offset by reductions in the fair value of the underlying debt. In addition, the Company maintained two forward-starting interest rate swap agreements, with an aggregate notional amount totaling $500. As of November 10, 2007, liabilities totaling $4 million have been recorded to reflect the fair value of these agreements, offset by decreases in Other Comprehensive Income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

     Third quarter total sales increased 9.8% to $16.1 billion compared to $14.7 billion in the third quarter of 2006. Identical supermarket sales increased 7.7% with fuel and 5.7% without fuel compared to the third quarter of 2006. Strong identical sales growth continues to be a key driver of our objective to increase earnings and create value for shareholders. This is the tenth consecutive quarter Kroger has reported identical supermarket sales growth, excluding fuel, in excess of 3%. This growth continues to be broad-based across our geographic regions and merchandise departments with all supermarket divisions and departments experiencing positive identical sales growth.

     For the third quarter of 2007, net earnings totaled $254 million, or $0.37 per diluted share. These results include a tax benefit of approximately $40 million or, $.06 per diluted share from the resolution of certain tax issues during the quarter, offset by unfavorable fuel margins and an increased LIFO charge. We have experienced and expect fuel margin variations from quarter to quarter. In the third quarter, our fuel margins were weaker than the prior year. On a year-to-date basis they were more consistent with historical results. Net earnings for the first three quarters of 2007 totaled $858 million, which include expenses of $0.02 per diluted share for charges related to labor unrest at one of our distribution centers in the first quarter of 2007 and a benefit of $.06 per diluted share from the resolution of certain tax issues during the third quarter of 2007.

     Operating margin on a year-to-date basis increased 3 basis points compared to the same period in 2006. Excluding the effect of retail fuel operations, charges related to labor unrest at one of our distribution centers in the first quarter of 2007, and certain legal expenses in 2006 our operating margin increased 7 basis points on a year-to-date basis. For fiscal year 2007, we continue to anticipate a slight increase in our operating margin excluding fuel.

RESULTS OF OPERATIONS

   Net Earnings

     Net earnings totaled $254 million for the third quarter of 2007, an increase of 18.1% from net earnings of $215 million for the third quarter of 2006. This was the result of identical sales leverage, OG&A savings, and a tax benefit of approximately $40 million from the resolution of certain tax issues, offset by weaker fuel margins and a higher LIFO charge in the third quarter of 2007, compared to the same period of 2006. Net earnings totaled $858 million for the first three quarters of 2007, an increase of 17.5% from net earnings of $730 for the first three quarters of 2006. The increase in our year-to-date net earnings was the result of strong identical sales growth, decreases in net interest, and a tax benefit of approximately $40 million from the resolution of certain tax issues during the third quarter, offset by an $18 million expense related to labor unrest at one of our distribution centers in the first quarter, and a LIFO charge of $100 million for the first three quarters, compared to $53 million in the first three quarters of 2006. The increase in the LIFO charge for the first three quarters was caused by general product cost increases across most core grocery and perishable categories. The first quarter results for 2006 included a non-recurring legal expense charge of $45 million, or $.03 cents per diluted share.

     Net earnings of $0.37 per diluted share for the third quarter of 2007 represented an increase of 23.3% over net earnings of $0.30 per diluted share for the third quarter of 2006. Earnings of $1.22 per diluted share for the first three quarters of 2007 represented an increase of 20.8% over net earnings of $1.01 for the first three quarters of 2006. Earnings per share growth resulted from increased net earnings and the repurchase of our stock under stock buyback plans announced in May 2006 and June 2007.

   Sales

Total Sales
(in millions)

	Third Quarter				Year-To-Date
		2007		2006		2007		2006
		Percentage		Percentage		Percentage		Percentage
	2007	Increase	2006	Increase	2007	Increase	2006	Increase
Total supermarket
sales without fuel	$13,787	7.6%	$12,816	5.4%	$45,388	6.1%	$42,796	5.9%
Total supermarket
fuel sales	1,362	34.6%	1,012	2.5%	4,307	24.3%	3,465	26.7%

Total supermarket
sales	15,149	9.6%	13,828	5.2%	49,695	7.4%	46,261	7.2%
Other sales(1)	986	13.3%	871	(0.6)%	3,305	10.5%	2,991	11.4%

Total sales	$16,135	9.8%	$14,699	4.8%	$53,000	7.6%	$49,252	7.5%

(1)	Other sales primarily relate to sales at convenience and jewelry stores and sales by our manufacturing plants to outside firms.

     The change in our total sales for the third quarter and the first three quarters of 2007 was primarily the result of identical store sales increases and increased fuel gallons, as well as inflation in almost all grocery and perishable categories as well as fuel. Identical store sales growth for the third quarter of 2007 was 7.7% including supermarket fuel operations and 5.7% excluding supermarket fuel operations. Increases in the number of customer transactions and average transaction size in the third quarter of 2007 were responsible for our increases in identical supermarket sales and total sales, excluding fuel.

     We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage. Our identical supermarket sales results are summarized in the table below. The identical supermarket dollar figures presented were used to calculate third quarter 2007 percent changes.

Identical Supermarket Sales
(in millions)

	Third Quarter
	2007	2006
Including fuel centers	$14,283.6	$13,261.9
Excluding fuel centers	$13,012.9	$12,312.1

Including fuel centers	7.7%	4.9%
Excluding fuel centers	5.7%	5.3%

     We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations. Our comparable supermarket sales results are summarized in the table below. The comparable supermarket dollar figures presented were used to calculate the third quarter 2007 percent changes.

Comparable Supermarket Sales
(in millions)

	Third Quarter
	2007	2006
Including fuel centers	$14,768.2	$13,676.9
Excluding fuel centers	$13,439.7	$12,694.6

Including fuel centers	8.0%	5.2%
Excluding fuel centers	5.9%	5.5%

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

     Our FIFO gross margin rate decreased 110 basis points to 23.38% for the third quarter of 2007 from 24.48% for the third quarter of 2006, primarily due to the lower margins associated with fuel sales. Our retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales. Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 34 basis points for the third quarter of 2007 compared to the third quarter of 2006, as we continue to reinvest operating cost savings into our customer 1st strategy.

     Our FIFO gross margin rate declined 52 basis points to 23.68% for the first three quarters of 2007 from 24.20% for the first three quarters of 2006. Excluding the effect of retail fuel operations , FIFO gross margin, as a percent of sales, declined 18 basis points versus the first three quarters of last year. This decline results from our reinvesting operating cost savings into our Customer 1st strategy.

   Operating, General and Administrative Expenses

     Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs. We do not include rent expense, depreciation and amortization expense, and interest expense, among other items, in OG&A. OG&A expenses, as a percent of sales, decreased 78 basis points to 17.49% for the third quarter of 2007 from 18.27% for the third quarter of 2006. Our retail fuel sales lower our OG&A rate due to very low OG&A rates on retail fuel sales as compared to non-fuel sales. OG&A expenses, as a percent of sales excluding fuel, decreased 49 basis points for the third quarter of 2007 compared to the third quarter of 2006. This decline resulted from identical sales growth, increased productivity, progress made in controlling our utility expenses, and health care and pension cost savings recently negotiated in completed labor agreements. These gains were partially offset by higher credit card fees.

     OG&A expenses, as a percent of sales, decreased 52 basis points to 17.47% for the first three quarters of 2007 from 17.99% for the first three quarters of 2006. Excluding the effect of retail fuel operations and the non-recurring legal expense in 2006, OG&A, as a percent of sales, declined 24 basis points versus the first three quarters of last year. This decline was primarily the result of identical sales growth and the same cost controls noted in the preceding paragraph.

   Rent Expense

     Rent expense was $150 million, or .93% of sales, for the third quarter of 2007, compared to $139 million, or .95% of sales, for the third quarter of 2006. For the first three quarters, rent expense was $488 million, or .92% of total sales in 2007, compared to $488 million, or .99% of sales, in 2006. The decrease in rent expense, as a percent of sales, in both the third quarter and the first three quarters of 2007, compared to the same periods of 2006, results from strong sales growth and also implementation of our strategy to own rather than lease whenever possible. Excluding the effect of retail fuel operations, rent as a percent of sales, declined 1 and 7 basis points in the third quarter and the first three quarters of 2007, respectively, compared to the same periods of 2006.

   Depreciation Expense

     Depreciation expense was $315 million, or 1.96% of total sales, for the third quarter of 2007 compared to $295 million, or 2.01% of total sales, for the third quarter of 2006. Depreciation expense was $1,030 million, or 1.94% of total sales, for the first three quarters of 2007 compared to $973 million, or 1.97% of total sales, for the first three quarters of 2006. The increase in depreciation expense, in total dollars, was the result of higher capital expenditures during the last rolling four quarters of 2007 compared to the comparable period in 2006. Excluding the effect of retail fuel operations, depreciation as a percent of sales, remained constant in both the third quarter and the first three quarters of 2007 compared to the same periods of 2006.

   Interest Expense

     Net interest expense was $110 million, or 0.68% of total sales, and $107 million, or 0.73% of total sales, in the third quarters of 2007 and 2006, respectively. For the first three quarters, interest expense was $360 million, or 0.68% of total sales, in 2007 and $372 million, or 0.75% of total sales, in 2006. The increase in net interest expense for the third quarter, when compared to the same period of 2006, resulted primarily from a $528 million increase in total debt at November 10, 2007 compared to November 4, 2006. This increase in total debt reflects additional borrowings to fund a higher level of capital expenditures, as well as additional share repurchases in 2007, compared to the same period of 2006. The reduction in net interest expense year-to-date, when compared to the prior year, resulted primarily from a reduction in the average daily total debt balance during the first three quarters of the year.

   Income Taxes

     Our effective income tax rate was 24.2% for the third quarter of 2007 and 37.1% for the third quarter of 2006. For the first three quarters, our effective income tax rate was 34.6% in 2007 and 37.6% in 2006. The 2007 effective income tax rate differed from the federal statutory rate primarily due to the effect of state taxes and the resolution of certain tax issues during the third quarter of 2007 that affected tax expense by approximately $40 million. The 2006 effective income tax rate differed from the federal statutory rate primarily due to the effect of state taxes.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flow Information

Net cash provided by operating activities

     We generated $2.3 billion of cash from operating activities during the first three quarters of 2007, compared to $1.8 billion in 2006. The cash generated from operating activities was primarily due to strong operating results adjusted for non-cash expenses. In addition, cash used to purchase additional inventory and to make cash contributions to Company-sponsored pension plans was offset by increases in accounts payable and income taxes payable and a decrease in prepaid expenses. We contributed $52 million to company sponsored pension plans during the first three quarters of 2007 compared to $150 million during the first three quarters of 2006.

Net cash used by investing activities

     Investing activities used $1.7 billion of cash during the first three quarters of 2007 compared to $1.1 billion during the first three quarters of 2006. The amount of cash used by investing activities increased in 2007 versus 2006 due primarily to higher capital spending and payments for two acquisitions.

Net cash used by financing activities

     Financing activities used $586 million of cash in the first three quarters of 2007 compared to $808 million in the first three quarters of 2006. The decrease in the amount of cash used was a result of proceeds received from the issuance of long term-term debt and capital stock, offset by greater stock repurchases and dividends paid. We received proceeds from the issuance of common stock in connection with exercises of employee stock options.

   Debt Management

     As of November 10, 2007, we maintained a $2.5 billion, five-year revolving credit facility that terminates in 2011. Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement. In addition to the credit agreement, we maintained three money market lines totaling $75 million in the aggregate. The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement. As of November 10, 2007, we had outstanding commercial paper and borrowings under our credit agreement totaling $552 and $166 million, respectively, that reduced amounts available under our credit agreement and had no borrowings under the money market line. The outstanding letters of credit that reduced the funds available under our credit agreement totaled $342 million as of November 10, 2007.

     Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants. As of November 10, 2007, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

     Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $528 million to $7.5 billion as of the end of the third quarter of 2007, from $7.0 billion as of the end of the third quarter of 2006. Total debt increased $430 million as of the end of the third quarter of 2007 from $7.1 billion as of year-end 2006. The increases in 2007 resulted from the issuance of $300 million, 6.4% senior notes in the second and third quarters of 2007, respectively, and borrowings under the bank revolver, offset by the repayment of $200 million, 7.65% senior notes and $300 million, 7.80% senior notes which came due during the first half of 2007.

   Common Stock Repurchase Program

     During the third quarter of 2007, we invested $442 million to repurchase 16.5 million shares of Kroger stock at an average price of $26.77 per share. For the first three quarters of 2007, we invested $1,152 million to repurchase 42.4 million shares of Kroger stock at an average price of $27.15 per share. These shares were reacquired under three separate stock repurchase programs. The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors on May 4, 2006. The second is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on June 26, 2007, which replaced the prior $500 million authorization above. The third is a program that purchases shares using the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. As of November 10, 2007, we had approximately $202 million remaining under the June 2007 repurchase program.

CAPITAL EXPENDITURES

     Capital expenditures totaled $555 million for the third quarter of 2007 compared to $415 million for the third quarter of 2006. Year-to-date, capital expenditures, excluding acquisitions, totaled $1.6 billion in 2007 and $1.2 billion in 2006. During the third quarter of 2007, we opened, acquired, expanded or relocated 13 food stores and also completed 54 within-the-wall remodels. During the first three quarters of 2007, we opened, acquired, expanded or relocated 82 food stores and also completed 155 within-the-wall remodels. Total food store square footage increased 2.0% from the third quarter of 2006. Excluding acquisitions and operational closings, total food store square footage increased 1.8% over the third quarter of 2006.

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

     The IRS concluded a field examination of our 2002 – 2004 U.S. tax returns during the third quarter of 2007. An examination of our 1999 – 2001 U.S. tax returns was completed in 2005. We contested two issues at the appellate level of the IRS. One of the issues was resolved in the third quarter of 2007 and we anticipate that the remaining issue may be resolved within the next 12 months. In the opinion of management, the ultimate disposition of the item noted above will not have a significant effect on our consolidated financial position, liquidity, or results of operations. Additionally, we have a case in the U.S. Tax Court. A decision on this case is not expected within the next 12 months. In connection with this case, we have extended the statute of limitations on our tax years after 1991.

     As a result of settlements with taxing authorities during the quarter, we have reclassified unrecognized tax benefits of $168 million from other long-term liabilities to deferred income taxes and accrued taxes payable.

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

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS No. 160 will require the consolidation of noncontrolling interests as a component of equity. SFAS No. 160 will become effective for our fiscal year beginning February 1, 2009. We are currently evaluating the effect the adoption of SFAS No. 160 will have on our Consolidated Financial Statements.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R), which replaces SFAS No. 141. SFAS No. 141R further expands the definitions of a business and the fair value measurement and reporting in a business combination. SFAS No. 141R will become effective for our fiscal year beginning February 1, 2009. We are currently evaluating the effect the adoption of SFAS No. 141R will have on our Consolidated Financial Statements.

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

  We expect earnings per diluted share to slightly exceed our previous guidance of $1.64 - $1.67 for 2007. This represents earnings per share growth of 14% or greater in 2007 from adjusted 2006 earnings of $1.47, which excludes the estimated effect of a 53rd week in 2006 of approximately $0.07 per diluted share.

  We expect identical food store sales growth, excluding fuel sales, of approximately 5% in 2007.

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

  We expect that our effective tax rate for the fourth quarter of 2007 will be approximately 38%. The total fiscal year 2007 tax rate will be approximately 35.6% due to the tax benefit realized in the third quarter of 2007 related to settlements with taxing authorities.

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

  Although we are not required to make cash contributions to Company-sponsored pension plans during 2007, we contributed $52 million to these plans during the first three quarters of 2007. Additional voluntary contributions may be made if our cash flows from operations exceed our expectations. We expect any additional elective contributions made during 2007 will reduce our contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions. In addition, we expect to make automatic and matching cash contributions to our 401(k) Retirement Savings Account Plan totaling $93 million in 2007.

  We expect our contributions to multi-employer pension plans to increase approximately 1.0% - 2.0% during 2007 over the $204 million we contributed during 2006.

     Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

  We have various labor agreements expiring in 2007 and 2008, including agreements covering associates in Memphis, which has been extended, Columbus, Indianapolis, Las Vegas, Louisville, Nashville, Phoenix and Portland. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations.

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

  Our capital expenditures, expected square footage growth, and number of store projects completed during the year could differ from our estimates if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted or if our logistics and technology projects are not completed in the time frame expected or on budget.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K filed with the SEC on April 4, 2007.

Item 4. Controls and Procedures.

     The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 10, 2007. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

     In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended November 10, 2007, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(3)
Period(1)	Purchased	Share	or Programs(2)	(in millions)
First four weeks
August 19, 2007 to September 15, 2007	10,370,886	$25.85	10,359,123	$347
Second four weeks
September 16, 2007 to October 13, 2007	3,709,137	$28.02	3,688,993	$259
Third four weeks
October 14, 2007 to November 10, 2007	2,468,054	$28.73	2,468,021	$202
Total	16,548,077	$26.77	16,516,137	$202

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of 2007 contained three 28-day periods.
(2)	Shares were repurchased under (i) a $1 billion stock repurchase program, authorized by the Board of Directors on June 26, 2007, and (ii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option plans which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. Total shares purchased include shares that were surrendered to the Company by participants in the Company’s long-term incentive plans to pay for taxes on restricted stock awards.
(3)	Amounts shown in this column reflect amounts remaining under the $1 billion stock repurchase program referenced in clause (i) of Note 2 above. Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

Item 6. Exhibits.

EXHIBIT 3.1	-	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

EXHIBIT 3.2	-	Regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007, filed with the SEC on July 3, 2007.

EXHIBIT 4.1	-	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

EXHIBIT 31.1	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated:	December 19, 2007	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated:	December 19, 2007	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1	-	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

Exhibit 3.2	-	Regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007, filed with the SEC on July 3, 2007.

Exhibit 4.1	-	Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 31.1	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

Exhibit 31.2	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

Exhibit 32.1	-	Section 1350 Certifications.

Exhibit 99.1	-	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.