Form 10-K
period 2008-02-02
KROGER CO
filed 2008-04-01
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended February 2, 2008.

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

Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule   12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐       No  ☒

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of August 18, 2007:  $18,043 million.

There were 661,600,170 shares of Common Stock ($1 par value) outstanding as of March 28, 2008.

Documents Incorporated by Reference:

Proxy statement to be filed pursuant to Regulation 14A of the Exchange Act on or before June 2, 2008, incorporated by reference into Part III of Form 10-K.

PART I

ITEM 1.                             BUSINESS.

The Kroger Co. was founded in 1883 and incorporated in 1902. As of February 2, 2008, the Company was one of the largest retailers in the United States based on annual sales. The Company also manufactures and processes some of the food for sale in its supermarkets. The Company’s principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202, and its telephone number is (513) 762-4000. The Company maintains a web site (www.kroger.com) that includes additional information about the Company. The Company makes available through its web site, free of charge, its annual reports on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K, including amendments thereto. These forms are available as soon as reasonably practicable after the Company has filed or furnished them electronically with the SEC.

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

EMPLOYEES

The Company employs approximately 323,000 full and part-time employees. A majority of the Company’s employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 330 such agreements, usually with terms of three to five years.

During fiscal 2008, the Company has major labor contracts covering its store employees expiring in Columbus, Indianapolis, Las Vegas, Louisville, Nashville, Phoenix and Portland.  Negotiations in 2008 will be challenging as the Company must have competitive cost structures in each market while meeting our associates’ needs for good wages and affordable health care.

STORES

As of February 2, 2008, the Company operated, either directly or through its subsidiaries, 2,486 supermarkets and multi-department stores, 696 of which had fuel centers.  Approximately 43% of these supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land.  The Company’s current strategy emphasizes self-development and ownership of store real estate.  The Company’s stores operate under several banners that have strong local ties and brand equity.  Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

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

Multi-department stores are significantly larger in size than combo stores.  In addition to the departments offered at a typical combo store, multi-department stores sell a wide selection of general merchandise items such as apparel, home fashion and furnishings, electronics, automotive products, toys and fine jewelry.  Many multi-department stores include a fuel center.

Marketplace stores are smaller in size than multi-department stores.  They offer full-service grocery and pharmacy departments as well as an expanded general merchandise area that includes outdoor living products, electronics, home goods and toys.  Many marketplace stores include a fuel center.

Price impact warehouse stores offer a “no-frills, low cost” warehouse format and feature everyday low prices plus promotions for a wide selection of grocery and health and beauty care items. Quality meat, dairy, baked goods and fresh produce items provide a competitive advantage. The average size of a price impact warehouse store is similar to that of a combo store.

In addition to supermarkets, the Company operates, either directly or through subsidiaries, 782 convenience stores and 394 fine jewelry stores.  Substantially all of our fine jewelry stores are operated in leased locations.  Subsidiaries operated 691of the convenience stores, while 91 were operated through franchise agreements. Approximately 50% of the convenience stores operated by subsidiaries were operated in Company-owned facilities. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline.

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

MERCHANDISING AND MANUFACTURING

Corporate brand products play an important role in the Company’s merchandising strategy.  Supermarket divisions typically stock approximately 14,400 private label items.  The Company’s corporate brand products are produced and sold in three quality “tiers.” Private Selection is the premium quality brand designed to be a unique item in a category or to meet or beat the “gourmet” or “upscale” brands.  The “banner brand” (Kroger, Ralphs, King Soopers, etc.), which represents the majority of the Company’s private label items, is designed to be equal to or better than the national brand and carries the “Try It, Like It, or Get the National Brand Free” guarantee. Kroger Value or local banner name is the value brand, designed to deliver good quality at a very affordable price.

Approximately 43% of the corporate brand units sold are produced in the Company’s manufacturing plants; the remaining corporate brand items are produced to the Company’s strict specifications by outside manufacturers. The Company performs a “make or buy” analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of February 2, 2008, the Company operated 42 manufacturing plants. These plants consisted of 18 dairies, 11 deli or bakery plants, five grocery product plants, three beverage plants, three meat plants and two cheese plants.

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

COMPETITIVE ENVIRONMENT

The operating environment for the food retailing industry continues to be characterized by intense price competition, aggressive supercenter expansion, increasing fragmentation of retail formats, entry of non-traditional competitors and market consolidation.  We have developed a strategic plan that we believe is a balanced approach that will enable Kroger to meet the wide-ranging needs and expectations of our customers in this challenging economic environment.  However, the nature and extent to which our competitors implement various pricing and promotional activities in response to increasing competition - including our execution of our strategic plan - and our response to these competitive actions, can adversely affect our profitability.  Our profitability and growth could also be adversely affected by changes in the overall economic environment that impact consumer spending, including discretionary spending.

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

We are a party to approximately 330 collective bargaining agreements.  We have major contracts expiring in 2008 covering store employees in Columbus, Indianapolis, Las Vegas, Louisville, Nashville, Phoenix and Portland.  In future negotiations with labor unions, we expect that rising health care, pension and employee benefit costs, among other issues, will continue to be important topics for negotiation. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate acceptable contracts with labor unions.  This could significantly disrupt our operations. Further, if we are unable to control health care, pension and wage costs, or gain operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

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

INDEBTEDNESS

As of year-end 2007, Kroger’s outstanding indebtedness, including capital leases and financing obligations, totaled approximately $8.1 billion.  This indebtedness could reduce our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to economic downturns and competitive pressures.  If debt markets do not permit us to refinance certain maturing debt, we may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness.  Changes in our credit ratings, or in the interest rate environment, could have an adverse effect on our financing costs and structure.

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

MULTI-EMPLOYER POST-RETIREMENT OBLIGATIONS

As discussed in more detail below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Post-Retirement Benefit Plans,” Kroger contributes to several multi-employer pension plans based on obligations arising under collective bargaining agreements with unions representing employees covered by those agreements.  In addition to future contribution obligations that Kroger may have under those plans, there is a risk that the agencies that rate Kroger’s outstanding debt instruments could view the underfunded nature of these plans unfavorably when determining their ratings on the Company’s debt securities.  Any downgrading of Kroger’s debt ratings likely would increase Kroger’s cost of borrowing.

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

ITEM 1B.                    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                             PROPERTIES.

As of February 2, 2008, the Company operated more than 3,600 owned or leased supermarkets, convenience stores, fine jewelry stores, distribution warehouses and food processing facilities through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. A majority of the properties used to conduct the Company’s business are leased.

The Company generally owns store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment. The total cost of the Company’s owned assets and capitalized leases at February 2, 2008, was $22,436 million while the accumulated depreciation was $9,938 million.

Leased premises generally have base terms ranging from ten-to-twenty years with renewal options for additional periods. Some options provide the right to purchase the property after conclusion of the lease term. Store rentals are normally payable monthly at a stated amount or at a guaranteed minimum amount plus a percentage of sales over a stated dollar volume. Rentals for the distribution, manufacturing and miscellaneous facilities generally are payable monthly at stated amounts. For additional information on lease obligations, see Note 8 to the Consolidated Financial Statements.

ITEM 3.                             LEGAL PROCEEDINGS.

On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase.  The Company believes that it has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained.  However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company.  As of February 2, 2008, an adverse decision would require a cash payment of approximately $419 million including interest.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

COMMON STOCK PRICE RANGE

	2007		2006
Quarter	High	Low	High	Low
1st	$30.43	$24.74	$20.98	$18.05
2nd	$31.94	$23.95	$23.23	$19.37
3rd	$30.00	$25.30	$24.15	$21.49
4th	$29.35	$24.23	$25.96	$21.12

Main trading market: New York Stock Exchange (Symbol KR)

Number of shareholders of record at year-end 2007:	46,822

Number of shareholders of record at March 28, 2008:	46,674

During fiscal 2006, the Company’s Board of Directors adopted a dividend policy and paid three quarterly dividends of $0.065 per share.  During fiscal 2007, the Company paid one and three quarterly dividends of $0.065 and $0.075, respectively.  On March 1, 2008, the Company paid its fourth quarterly dividend of $0.075 per share.  On March 13, 2008, the Company announced that its Board of Directors had increased the quarterly dividend to $.09 per share, payable on June 1, 2008, to shareholders of record at the close of business on May 15, 2008.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the five-year cumulative total shareholder return on Kroger’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and the Peer Group composed of food and drug companies.

Historically, our peer group has consisted of the major food store companies.  In recent years there have been significant changes in the industry, including consolidation and increased competition from supercenters, drug chains, and discount stores.  As a result, in 2003 we changed our peer group (the “Peer Group”) to include companies operating supermarkets, supercenters and warehouse clubs in the United States as well as the major drug chains with which Kroger competes.

	Base Period	INDEXED RETURNS Years Ending
Company Name/Index	2002	2003	2004	2005	2006	2007
The Kroger Co.	100	122.80	114.25	123.06	172.87	175.61
S&P 500 Index	100	134.57	141.76	158.24	181.97	178.69
Peer Group	100	116.66	124.90	122.44	134.83	139.96

Kroger’s fiscal year ends on the Saturday closest to January 31.

*                 Total assumes $100 invested on February 2, 2003, in The Kroger Co., S&P 500 Index and the Peer Group, with reinvestment of dividends.

**          The Peer Group consists of Albertson’s, Inc., Costco Wholesale Corp., CVS Corp, Delhaize Group SA (ADR), Great Atlantic & Pacific Tea Company, Inc., Koninklijke Ahold NV (ADR), Marsh Supermarkets Inc. (Class A), Safeway, Inc., Supervalu Inc., Target Corp., Wal-Mart Stores Inc., Walgreen Co., Whole Foods Market Inc. and Winn-Dixie Stores, Inc.  Albertson’s, Inc., was substantially acquired by Supervalu in July 2006, and is included through 2005.  Marsh Supermarkets was acquired by Marsh Supermarkets Holding Corp. in September 2006, and is included through 2005.  Winn-Dixie emerged from bankruptcy in 2006 as a new issue and returns for the old and new issue were calculated then weighted to determine the 2006 return.

Data supplied by Standard & Poor’s.

The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in millions)
First period - four weeks
November 11, 2007 to December 8, 2007	2,774,327	$28.16	2,767,562	$124
Second period - four weeks
December 9, 2007 to January 5, 2008	3,505,410	$26.39	3,498,334	$31
Third period – four weeks
January 6, 2008 to February 2, 2008	3,836,391	$25.78	3,831,400	$941

Total	10,116,128	$26.64	10,097,296	$941

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2007 contained three 28-day periods.

(2)

Shares were repurchased under (i) a $1 billion stock repurchase program, authorized by the Board of Directors on June 26, 2007, (ii) a $1 billion stock repurchase program, authorized by the Board of Directors on January 18, 2008, and (iii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option plans which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. During the fourth quarter of fiscal 2007, the $1 billion stock-repurchase program referred to in clause (ii) replaced the $1 billion stock repurchase program referred to in clause (i). Accordingly, the Company does not intend to make further purchases under the program referenced in clause (i). Total shares purchased include shares that were surrendered to the Company by participants under the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

(3)

The amounts shown in this column in the first and second four-week periods reflect amounts remaining under the $1 billion stock repurchase program referenced in clause (i) of Note 2 above. The amount shown in this column in the third four-week period reflect amounts remaining under the $1 billion stock repurchase program referenced in clause (ii) of Note 2 above. Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

ITEM 6.                             SELECTED FINANCIAL DATA.

	Fiscal Years Ended
	February 2, 2008 (52 weeks)	February 3, 2007 (53 weeks)	January 28, 2006 (52 weeks)	January 29, 2005 (52 weeks)	January 31, 2004 (52 weeks)
	(In millions, except per share amounts)
Sales	$70,235	$66,111	$60,553	$56,434	$53,791
Net earnings (loss)	1,181	1,115	958	(104)	285
Diluted earnings (loss) per share:
Net earnings (loss)	1.69	1.54	1.31	(0.14)	0.38
Total assets	22,299	21,215	20,482	20,491	20,767
Long-term liabilities, including obligations under capital leases and financing obligations	8,696	8,711	9,377	10,537	10,515
Shareowners’ equity	4,914	4,923	4,390	3,619	4,068
Cash dividends per common share	0.29	0.195	—	—	—

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OUR BUSINESS

The Kroger Co. was founded in 1883 and incorporated in 1902. It is one of the nation’s largest retailers, operating 2,486 supermarket and multi-department stores under two dozen banners including Kroger, Ralphs, Fred Meyer, Food 4 Less, King Soopers, Smith’s, Fry’s, Fry’s Marketplace, Dillons, QFC and City Market.  Of these stores, 696 have fuel centers.  We also operate 782 convenience stores and 394 fine jewelry stores.

Kroger operates 42 manufacturing plants, primarily bakeries and dairies, which supply approximately 43% of the corporate brand units sold in our retail outlets.

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

OUR 2007 PERFORMANCE

2007 was a great year for Kroger.  Once again, our actual results compare very favorably to our expectations for the year.

At the outset of fiscal 2007, we expected to grow identical sales, excluding fuel, by 3% to 5%.  We achieved identical sales, excluding fuel, of 5.3% for fiscal year 2007, exceeding the upper end of our original guidance.  We are particularly pleased with such strong identical sales growth in a challenging economic environment, and we believe this demonstrates the resiliency of our business model.

Kroger’s initial guidance for fiscal 2007 earnings was a range of $1.60 to $1.65 per diluted share.  Our 2007 earnings were $1.69 per diluted share, also exceeding the upper end of our original guidance.  This equates to 15% growth after adjusting for the extra week in fiscal 2006.  This growth, plus Kroger’s dividend yield of slightly more than 1%, created strong value for shareholders.

Kroger’s business model is structured to produce sustainable earnings per share growth in a variety of economic and competitive conditions, primarily through strong identical sales growth.  We recognize that continual investment in our customers’ shopping experience is necessary to drive strong, sustainable identical sales growth, and we have the operating cost structure that allows us to afford those pricing and service investments. We believe that Kroger’s dividend program and the sustainable earnings per share growth created by strong identical sales, slight operating margin improvement, and continued share repurchases is a solid approach to increasing shareholder value.

While the objective of our business model is to create shareholder value, the objective of Kroger’s Customer 1st strategy is to serve customers.  Our Customer 1st strategy and business model work in tandem to build our successful business.

Kroger has several advantages that allow us to grow our business in a competitive industry.  Our strong market share and geographic diversity are among the most important.  Kroger serves customers in 44 major markets across 31 different states.  We define a major market as one in which we operate nine or more stores.  Our broad geographical diversity enables us to withstand competitive pressures in multiple markets and to manage unusual economic challenges.  Economic conditions can affect our business, but our Customer 1st strategy and business model allow us to provide a strong value proposition to customers whose spending may be pinched by economic pressures.

Market share is critical to us because it allows us to leverage the fixed costs in our business over a wider revenue base.  We hold the number one or number two share position in 39 of our 44 major markets.  Our fundamental operating philosophy is to maintain and increase market share.

During fiscal 2007, we grew our market share by roughly 65 basis points in our 44 major markets, based on our internal data and analysis.  This was on top of very strong growth in 2005 and 2006.  During the last three fiscal years combined, Kroger’s share has increased approximately 165 basis points across our major markets.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for 2007 compared to 2006 and for 2006 compared to 2005.  Comparability is affected by certain income and expense items that fluctuated significantly between and among the periods.

Net Earnings

Net earnings totaled $1,181 million for 2007, compared to net earnings totaling $1,115 and $958 million in 2006 and 2005, respectively.  The increase in our net earnings for 2007, compared to 2006 and 2005, resulted from spreading fixed costs over our increased identical sales.  In addition, 2006 net earnings, compared to 2005, increased due to a 53rd week in that year.

Earnings per diluted share totaled $1.69 in 2007, compared to $1.54 and $1.31 per share in 2006 and 2005, respectively.  Earnings per diluted share increased 15% after adjusting for the extra week in fiscal 2006.  Net earnings in 2006 benefited from a 53rd week by an estimated $0.07 per share.  Our earnings per share growth in 2007, 2006 and 2005 resulted from increased net earnings, strong identical sales growth and the repurchase of Kroger stock.  During fiscal 2007, we repurchased 53 million shares of Kroger stock for a total investment of $1,421 million.  During fiscal 2006, we repurchased 29 million shares of our stock for a total investment of $633 million.  During fiscal 2005, we repurchased 15 million shares of Kroger stock for a total investment of $252 million.

Sales

Total Sales

(in millions)

	2007	Percentage Increase	2006	Percentage Increase	2005
Total food store sales without fuel	$60,142	4.2%	$57,712	7.9%	$53,472
Total food store fuel sales	5,741	28.9%	4,455	26.3%	3,526

Total food store sales	$65,883	6.0%	$62,167	9.1%	$56,998
Other sales(1)	4,352	10.3%	3,944	10.9%	3,555

Total Sales	$70,235	6.2%	$66,111	9.2%	$60,553

(1)  Other sales primarily relate to sales at convenience stores, including fuel, jewelry stores and sales by our manufacturing plants to outside firms.

The growth in our total sales was primarily the result of identical store sales increases and inflation in many core grocery and perishable categories.  Increased transaction count and average transaction size were both responsible for our increases in identical supermarket sales, excluding retail fuel operations.  After adjusting for the extra week in fiscal 2006, total sales increased 8.2% in 2007 over fiscal 2006.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Annualized identical supermarket sales include all sales at the Fred Meyer multi-department stores.  We calculate annualized identical supermarket sales based on a summation of four quarters of identical supermarket sales.  Our identical supermarket sales results are summarized in the table below, based on the 52-week period of 2007, compared to the same 52-week period of the previous year.  The identical store count in the table below represents the total number of identical supermarkets as of February 2, 2008 and February 3, 2007.

Identical Supermarket Sales

(in millions)

	2007	2006
Including supermarket fuel centers	$62,440	$58,417
Excluding supermarket fuel centers	$57,068	$54,198

Including supermarket fuel centers	6.9%	6.4%
Excluding supermarket fuel centers	5.3%	5.6%
Identical 4th Quarter store count	2,280	2,288

We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations.  Annualized comparable supermarket sales include all Fred Meyer multi-departments.  We calculate annualized comparable supermarket sales based on a summation of four quarters of comparable sales.  Our annualized comparable supermarket sales results are summarized in the table below, based on the 52-week period of 2007, compared to the same 52-week period of the previous year.  The comparable store count in the table below represents the total number of comparable supermarkets as of February 2, 2008 and February 3, 2007.

Comparable Supermarket Sales

(in millions)

	2007	2006
Including supermarket fuel centers	$64,450	$60,128
Excluding supermarket fuel centers	$58,838	$55,773

Including supermarket fuel centers	7.2%	6.7%
Excluding supermarket fuel centers	5.5%	5.7%
Comparable 4th Quarter store count	2,352	2,362

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

Our FIFO gross margin rates were 23.65%, 24.27% and 24.80% in 2007, 2006 and 2005, respectively.  Retail fuel sales lowered our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rates decreased 20 basis points, 26 basis points and 4 basis points in 2007, 2006 and 2005, respectively.  The decrease in our non-fuel FIFO gross margin rate reflects our continued reinvestment of operating cost savings into lower prices for our customers.

LIFO Charge

The LIFO charge in 2007, 2006, and 2005 was $154 million, $50 million and $27 million, respectively.  Like many food retailers, we continue to experience product cost inflation at levels that have not occurred for several years.  We estimate that product cost inflation was approximately 3% to 3.5% throughout 2007, as compared to estimated inflation rates that averaged approximately 1% over the previous two years.  This increase in product cost inflation caused the increase in the LIFO charge in 2007.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs.  Among other items, rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percent of sales, were 17.31%, 17.91% and 18.21% in 2007, 2006 and 2005, respectively.  The growth in our retail fuel sales lowers our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percent of sales excluding fuel, decreased 33 basis points, 9 basis points and 13 basis points in 2007, 2006 and 2005, respectively.  Excluding the effect of retail fuel operations and expenses recorded for legal reserves, our OG&A rate declined 16 basis points in 2006.  The decrease in our OG&A rate in 2007, excluding the effect of retail fuel operations, was primarily the result of strong identical sales growth, increased productivity, and progress we have made in controlling our utility, health care and pension costs.  These improvements were partially offset by increases in credit card fees.

Rent Expense

Rent expense was $644 million in 2007, as compared to $649 million and $661 million in 2006 and 2005, respectively.  Rent expense, as a percent of sales, was 0.92% in 2007, as compared to 0.98% in 2006 and 1.09% in 2005.  The decrease in rent expense, as a percent of sales, reflects our increasing sales and our continued emphasis on owning rather than leasing whenever possible.

Depreciation and Amortization Expense

Depreciation expense was $1,356 million, $1,272 million and $1,265 million for 2007, 2006 and 2005, respectively. The increases in depreciation and amortization expense were the result of capital expenditures totaling $2,060 million, $1,777 million and $1,306 million in 2007, 2006 and 2005, respectively.  Depreciation and amortization expense, as a percent of sales, was 1.93%, 1.92% and 2.09% in 2007, 2006 and 2005, respectively.  The increase in our depreciation and amortization expense compared to 2006, as a percent of sales, is due to an annual depreciation charge in both years with 2006 containing 53 weeks of sales due to the structure of our fiscal calendar.  Excluding the effect of retail fuel operations, the decrease in our depreciation and amortization expense compared to 2005, as a percent of sales, is primarily the result of identical store sales increases.

Interest Expense

Net interest expense totaled $474 million, $488 million and $510 million for 2007, 2006 and 2005, respectively.  The decrease in interest expense was the result of replacing borrowings with new borrowings at a lower interest rate.  The average total debt balance in 2007 was comparable to both 2006 and 2005.

Income Taxes

Our effective income tax rate was 35.4%, 36.2% and 37.2% for 2007, 2006 and 2005, respectively.  The effective tax rates for 2007 and 2006 differ from the expected federal statutory rate due to the resolution of certain tax issues and an adjustment of certain deferred tax balances, respectively.  In addition, the effective income tax rates differ from the expected federal statutory rate in all years presented due to the effect of state taxes.

During the third quarter of 2007, we resolved favorably certain tax issues.  This resulted in a 2007 tax benefit of approximately $40 million and reduced our effective rate by 1.9%.

In 2006, during the reconciliation of our deferred tax balances, and after the filing of our annual federal and state tax returns, we identified adjustments to be made in the previous years’ deferred tax reconciliation.  We corrected these deferred tax balances in our Consolidated Financial Statements for the year ended February 3, 2007, which resulted in a reduction of our fiscal 2006 provision for income tax expense of approximately $21 million and reduced the rate by 1.2%.  We do not believe these adjustments are material to our Consolidated Financial Statements for the year ended February 3, 2007, or to any prior years’ Consolidated Financial Statements.  As a result, we have not restated any prior year amounts.

COMMON STOCK REPURCHASE PROGRAM

We maintain stock repurchase programs that comply with Securities Exchange Act Rule 10b5-1 and allow for the orderly repurchase of our common stock, from time to time.  We made open market purchases totaling $1,151 million, $374 million and $239 million under these repurchase programs during fiscal 2007, 2006 and 2005, respectively.  In addition to these repurchase programs, in December 1999 we began a program to repurchase common stock to reduce dilution resulting from our employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.  We repurchased approximately $270 million, $259 million and $13 million under the stock option program during 2007, 2006 and 2005, respectively.

CAPITAL EXPENDITURES

Capital expenditures, including changes in construction-in-progress payables and excluding acquisitions, totaled $2,060 million in 2007 compared to $1,777 million in 2006 and $1,306 million in 2005.  The increase in capital spending in 2007 compared to 2006 and 2005 was the result of increasing our focus on remodels, merchandising and productivity projects.  The table below shows our supermarket storing activity and our total food store square footage:

Supermarket Storing Activity

	2007	2006	2005
Beginning of year	2,468	2,507	2,532
Opened	23	20	28
Opened (relocation)	9	17	12
Acquired	38	1	1
Acquired (relocation)	1	—	—
Closed (operational)	(43)	(60)	(54)
Closed (relocation)	(10)	(17)	(12)

End of year	2,486	2,468	2,507

Total food store square footage (in millions)	145	142	142

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

Self-Insurance Costs

We primarily are self-insured for costs related to workers’ compensation and general liability claims.  The liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through February 2, 2008.  We establish case reserves for reported claims using case-basis evaluation of the underlying claim data and we update as information becomes known.

For both workers’ compensation and general liability claims, we have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis.  We are insured for covered costs in excess of these per claim limits.  We account for the liabilities for workers’ compensation claims on a present value basis utilizing a risk-adjusted discount rate.  A 25 basis point decrease in our discount rate would increase our liability by approximately $3 million.  General liability claims are not discounted.

We are also similarly self-insured for property-related losses.  We have purchased stop-loss coverage to limit our exposure to losses in excess of $25 million on a per claim basis, except in the case of an earthquake, for which stop-loss coverage is in excess of $50 million per claim, up to $200 million per claim in California and $300 million outside of California.

The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims.  For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized.  Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can affect ultimate costs.  Our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, and any changes could have a considerable effect on future claim costs and currently recorded liabilities.

Impairments of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If we identify impairment for long-lived assets to be held and used, we compare discounted future cash flows to the asset’s current carrying value.  We record impairment when the carrying value exceeds the discounted cash flows.  With respect to owned property and equipment held for disposal, we adjust the value of the property and equipment to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions.  We recognize impairment for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  We recorded asset impairments in the normal course of business totaling $24 million, $61 million, and $48 million in 2007, 2006 and 2005, respectively.  We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

Goodwill

We review goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events.  We perform reviews at the operating division level.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a division for purposes of identifying potential impairment.  We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future.  If we identify potential for impairment, we measure the fair value of a division against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill.  We recognize goodwill impairment for any excess of the carrying value of the division’s goodwill over the implied fair value.  If actual results differ significantly from anticipated future results for certain reporting units, we would need to recognize an impairment loss for any excess of the carrying value of the division’s goodwill over the implied fair value.  Results of the goodwill impairment reviews performed during 2007, 2006 and 2005 are summarized in Note 2 to the Consolidated Financial Statements.

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

Intangible Assets

In addition to goodwill, we have recorded intangible assets totaling $32 million, $24 million and $34 million for leasehold equities, liquor licenses and pharmacy prescription file purchases, respectively, at February 2, 2008.  Balances at February 3, 2007, were $26 million, $22 million and $28 million for lease equities, liquor licenses and pharmacy prescription files, respectively.  We amortize leasehold equities over the remaining life of the lease.  We do not amortize owned liquor licenses, however, we amortize liquor licenses that must be renewed over their useful lives.  We amortize pharmacy prescription file purchases over seven years.  We consider these assets annually during our testing for impairment.

Store Closing Costs

We provide for closed store liabilities relating to the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income.  We estimate the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed stores.  We usually pay closed store lease liabilities over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years.  Adjustments to closed store liabilities primarily relate to changes in subtenant income and actual exit costs differing from original estimates.  We make adjustments for changes in estimates in the period in which the change becomes known.  We review store closing liabilities quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to earnings in the proper period.

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

Post-Retirement Benefit Plans

(a) Company-sponsored Pension Plans

We account for our pension plans using the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 99, 106 and 132(R), which require the recognition of the funded status of retirement plans on the Consolidated Balance Sheet.  We record, as a component of Accumulated Other Comprehensive Income (“AOCI”), actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized.  We currently use a December 31 measurement date.  Effective for 2008, the statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  We will adopt the measurement date change in fiscal 2008.

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

The objective of our discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled.  In making this determination, we take into account the timing and amount of benefits that would be available under the plans. Our methodology for selecting the discount rate as of year-end 2007 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the 6.50% discount rate as of year-end 2007 represents the equivalent single rate under a broad-market AA yield curve constructed by an outside consultant.  We utilized a discount rate of 5.90% for year-end 2006.  The 60 basis point increase in the discount rate decreased the projected pension benefit obligation as of February 2, 2008, by approximately $184 million.

To determine the expected return on pension plan assets, we consider current and forecasted plan asset allocations as well as historical and forecasted returns on various asset categories.  For 2007 and 2006, we assumed a pension plan investment return rate of 8.5%.  Our pension plan’s average return was 8.5% for the 10 calendar years ended December 31, 2007, net of all investment management fees and expenses.  Our actual return for the pension plan calendar year ending December 31, 2007, on that same basis, was 9.5%.  We believe the pension return assumption is appropriate because we expect that future returns will achieve the same level of performance as the historical average annual return.  We have been advised that during 2008, the trustees plan to increase the allocation of non-core assets, including high yield debt securities, commodities, hedge funds and real estate from 42% to 52%.  The trustees have also indicated that they plan to increase hedge funds within these sectors from 17% to 22% to augment risk and return.  Collectively, these changes should improve the diversification of pension plan assets.  The trustees have advised us that they expect these changes will have little effect on the total return but will reduce the expected volatility of the return.  See Note 14 to the Consolidated Financial Statements for more information on the asset allocations of pension plan assets.

Sensitivity to changes in the major assumptions used in the calculation of Kroger’s pension plan liabilities for the Qualified Plans is illustrated below (in millions).

	Percentage Point Change	Projected Benefit Obligation Decrease/(Increase)	Expense Decrease/(Increase)
Discount Rate	+/- 1.0%	$263/$(320)	$27/$(27)
Expected Return on Assets	+/- 1.0%	—	$19/$(19)

We contributed $52 million and $150 million to our Company-sponsored pension plans in 2007 and 2006, respectively.  Although we are not required to make cash contributions to our Company-sponsored pension plans during fiscal 2008, contributions may be made if required under the Pension Protection Act to avoid any benefit restrictions.  We expect any elective contributions made during 2008 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.

Net periodic benefit cost decreased in 2007 compared to 2006 and 2005 due to participants in the Cash Balance formula of the Consolidated Retirement Benefit Plan being moved to a 401(k) retirement savings account plan effective January 1, 2007.  Participants under that formula continue to earn interest on prior contributions but no additional pay credits will be earned.  The 401(k) retirement savings plan provides to eligible employees both matching contributions and automatic contributions from Kroger based on participant contributions, plan compensation, and length of service.  We contributed and expensed $90 million to employee 401(k) retirement savings accounts in 2007.

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

We recognize expense in connection with these plans as contributions are funded, in accordance with GAAP.  We made contributions to these plans, and recognized expense, of $207 million in 2007, $204 million in 2006, and $196 million in 2005.

Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in most or all of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits.  We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2007.  Because Kroger is only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of Kroger’s contributions to the total of all contributions to these plans in a year as a way of assessing Kroger’s “share” of the underfunding.  As of December 31, 2007, we estimate that Kroger’s share of the underfunding of multi-employer plans to which Kroger contributes was $500 million to $700 million, pre-tax, or $315 million to $440 million, after-tax.  This represents a decrease in the amount of underfunding estimated as of December 31, 2006.  This decrease is attributable to, among other things, the investment returns on assets held in trust for the plans during 2007.  Our estimate is based on the best information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.  Our estimate is imprecise and not necessarily reliable.

We have made and disclosed this estimate not because this underfunding is a direct liability of Kroger.  Rather, we believe the underfunding is likely to have important consequences. In 2007, our contributions to these plans increased approximately 1% over the prior year and have grown at a compound annual rate of approximately 5% since 2004.  We expect our contributions to remain consistent subject to collective bargaining and capital market conditions.  The projected contribution amounts in 2008 and beyond has been favorably affected by significant improvement in the values of assets held in trusts, by the labor agreements negotiated in recent years, and by related trustee actions.  Although underfunding can result in the imposition of excise taxes on contributing employers, increased contributions or benefit reductions can reduce underfunding so that excise taxes are not triggered.  Our estimate contemplates neither increased contributions or reduced benefits.  Finally, underfunding means that, in the event we were to exit certain markets or otherwise cease making contributions to these funds, we could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with SFAS No. 87, Employers’ Accounting for Pensions.

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

Uncertain Tax Positions

Effective February 4, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit our income tax returns.  These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, we record allowances for probable exposures.  A number of years may elapse before a particular matter, for which we have established an allowance, is audited and fully resolved.  As of February 2, 2008, the Internal Revenue Service has concluded an examination for tax years 2002 through 2004.

The assessment of our uncertain tax positions relies on the judgment of management to estimate the exposures associated with our various filing positions.  Although management believes those estimates and judgments are reasonable, actual results could differ, resulting in gains or losses that may be material to our Consolidated Statements of Operations.

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

Share-Based Compensation Expense

We account for share-based compensation expense in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment.  Under this method, we recognize compensation expense for all share-based payments granted on or after January 29, 2006, as well as all share-based payments granted prior to, but not yet vested as of, January 29, 2006, in accordance with SFAS No. 123(R).  Under the fair value recognition provisions of SFAS No. 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  Prior to January 29, 2006, we applied APB No. 25, and related interpretations, in accounting for our stock option plans and provided the pro-forma disclosures required by SFAS No. 123.  APB No. 25 provided for recognition of compensation expense for employee stock awards based on the intrinsic value of the award on the grant date.

Inventories

Inventories are stated at the lower of cost (principally on a LIFO basis) or market.  In total, approximately 97% and 98% of inventories for 2007 and 2006, respectively, were valued using the LIFO method. Cost for the balance of the inventories was determined using the first-in, first-out (“FIFO”) method.  Replacement cost was higher than the carrying amount by $604 million at February 2, 2008, and by $450 million at February 3, 2007.  We follow the Link-Chain, Dollar-Value LIFO method for purposes of calculating our LIFO charge or credit.

We follow item-cost method of accounting to determine inventory cost before the LIFO adjustment for substantially all store inventories at our supermarket divisions.  This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances and cash discounts) of each item and recording the cost of items sold.  The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory and purchasing levels when compared to the methodology followed under the retail method of accounting.

We evaluate inventory shortages throughout the year based on actual physical counts in our facilities.  We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

Vendor Allowances

We recognize all vendor allowances as a reduction in merchandise costs when the related product is sold.  In most cases, vendor allowances are applied to the related product by item, and therefore reduce the carrying value of inventory by item.  When it is not practicable to allocate vendor allowances to the product by item, we recognize vendor allowances as a reduction in merchandise costs based on inventory turns and as the product is sold.   We recognized approximately $3.6 billion, $3.3 billion and $3.2 billion of vendor allowances as a reduction in merchandise costs in 2007, 2006 and 2005, respectively.  We recognized more than 85% of all vendor allowances in the item cost with the remainder being based on inventory turns.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2,581 million of cash from operations in 2007 compared to $2,351 million in 2006 and $2,192 million in 2005.  The increase in cash generated from operating activities was primarily due to strong operating results adjusted for non-cash expenses.  In addition, changes in our operating assets and liabilities also affect the amount of cash provided by our operating activities.  We realized a $163 million, $129 million and $121 million decrease in cash from changes in operating assets and liabilities in 2007, 2006 and 2005, respectively.  The decrease in 2007 is primarily attributable to an increase in forward inventory buying activity.  These amounts are also net of cash contributions to our Company-sponsored pension plans totaling $52 million in 2007, $150 million in 2006 and $300 million in 2005.

The amount of cash paid for income taxes in 2007 was higher than the amounts paid in 2006 and 2005 due to higher net earnings.

Net cash used by investing activities

Cash used by investing activities was $2,218 million in 2007, compared to $1,587 million in 2006 and $1,279 million in 2005.  The amount of cash used by investing activities increased in 2007 compared to 2006 and 2005 due primarily to higher capital spending and payments for two acquisitions.  Capital expenditures, including changes in construction-in-progress payables and excluding acquisitions, were $2,060 million, $1,777 million and $1,306 million in 2007, 2006 and 2005, respectively.  Refer to the Capital Expenditures section for an overview of our supermarket storing activity during the last three years.

Net cash used by financing activities

Financing activities used $310 million of cash in 2007 compared to $785 million in 2006 and $847 million in 2005.  The decrease in the amount of cash used was primarily a result of proceeds received from the issuance of long term-debt, offset by greater stock repurchases and dividends paid.  We repurchased $1,421 million of Kroger stock in 2007 compared to $633 million in 2006 and $252 million in 2005. We paid dividends totaling $202 million in 2007 compared to $140 million in 2006.

Debt Management

Total debt, including both the current and long-term portions of capital leases and financing obligations, increased $1,062 million to $8.1 billion as of year-end 2007 from $7.1 billion as of year-end 2006.  Total debt decreased $173 million to $7.1 billion as of year-end 2006 from $7.2 billion as of year-end 2005.  The increases in 2007, compared to 2006, resulted from the issuance of $600 million of senior notes bearing an interest rate of 6.4%, $750 million of senior notes bearing an interest rate of 6.15% and borrowings under the bank credit facility in 2007, offset by the repayment of $200 million of senior notes bearing an interest rate of 7.65% and $300 million of senior notes bearing an interest rate of 7.80% that came due in 2007.  The decreases in 2006, compared to 2005, were primarily the result of using cash flow from operations to reduce outstanding debt.

Our total debt balances were also affected by our prefunding of employee benefit costs and by the mark-to-market adjustments necessary to record fair value interest rate hedges of our fixed rate debt, pursuant to SFAS No. 133 Accounting for Derivative Investments and Hedging Activities, as amended.  We had prefunded employee benefit costs of $300 million at year-end 2007, 2006 and 2005.  The mark-to-market adjustments increased the carrying value of our debt by $44 million and $18 million as of year-end 2007 and 2006.

Factors Affecting Liquidity

We currently borrow on a daily basis approximately $250 million under our F2/P2/A3 rated commercial paper (“CP”) program.  These borrowings are backed by our credit facility, and reduce the amount we can borrow under the credit facility.  We have capacity available under our credit facility to backstop all CP amounts outstanding.  If our credit rating declines below its current level of BBB/ Baa2/BBB-, the ability to borrow under our current CP program could be adversely affected for a period of time immediately following the reduction of our credit rating.  This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity.  However, in the event of a ratings decline, we do not anticipate that access to the CP markets currently available to us would be significantly limited for an extended period of time (i.e., in excess of 30 days).  Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost on borrowings under the credit facility could be affected by a decrease in our credit rating or a decrease in our Applicable Percentage Ratio.

Our credit facility also requires the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”).  A failure to maintain our financial covenants would impair our ability to borrow under the credit facility. These financial covenants and ratios are described below:

•

Our Applicable Percentage Ratio (the ratio of Consolidated EBITDA to Consolidated Total Interest Expense, as defined in the credit facility) was 8.25 to 1 as of February 2, 2008.  Although our current borrowing rate is determined based on our Applicable Percentage Ratio, under certain circumstances that borrowing rate could be determined by reference to our credit ratings.

•

Our Leverage Ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the credit facility) was 2.19 to 1 as of February 2, 2008.  If this ratio exceeded 3.50 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

•

Our Fixed Charge Coverage Ratio (the ratio of Consolidated EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facility) was 3.94 to 1 as of February 2, 2008.  If this ratio fell below 1.70 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

Consolidated EBITDA, as defined in our credit facility, includes an adjustment for unusual gains and losses.  Our credit agreement is more fully described in Note 5 to the Consolidated Financial Statements.  We were in compliance with our financial covenants at year-end 2007.

The tables below illustrate our significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of February 2, 2008 (in millions of dollars):

	2008	2009	2010	2011	2012	Thereafter	Total
Contractual Obligations (1) (2)
Long-term debt	$1,564	$402	$555	$527	$1,400	$3,191	$7,639
Interest on long-term debt (3)	435	392	339	309	272	2,035	3,782
Capital lease obligations	54	53	51	55	46	237	496
Operating lease obligations	774	736	693	630	578	3,459	6,870
Low-income housing obligations	8	—	—	—	—	—	8
Financed lease obligations	13	13	13	13	13	177	242
Self-insurance liability (4)	183	117	73	45	23	29	470
Construction commitments	124	—	—	—	—	—	124
Purchase obligations	361	79	49	30	19	22	560

Total	$3,516	$1,792	$1,773	$1,609	$2,351	$9,150	$20,191

Other Commercial Commitments
Credit facility	$570	$—	$—	$—	$—	$—	$570
Standby letters of credit	366	—	—	—	—	—	366
Surety bonds	118	—	—	—	—	—	118
Guarantees	16	—	—	—	—	—	16

Total	$1,070	$—	$—	$—	$—	$—	$1,070

(1)           The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $76 million in 2007. This table also excludes contributions under various multi-employer pension plans, which totaled $207 million in 2007.

(2)           We adopted FIN 48 on February 4, 2007. See Note 4 to our Consolidated Financial Statements for the adoption of FIN 48. The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.

(3)           Amounts include contractual interest payments using the interest rate as of February 2, 2008 applicable to our variable interest debt instruments, excluding commercial paper borrowings due to the short-term nature of these borrowings, and stated fixed and swapped interest rates for all other debt instruments.

(4)           The amounts included in the contractual obligations table for self-insurance liability have been stated on a present value basis.

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

As of February 2, 2008, we maintained a $2.5 billion, five-year revolving credit facility that, unless extended, terminates in 2011.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement. In addition to the credit agreement, we maintained four money market lines totaling $125 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of February 2, 2008, we had net outstanding commercial paper and borrowings under our credit agreement totaling $345 and $225 million, respectively, that reduced amounts available under our credit agreement and had no borrowings under the money market lines. The outstanding letters of credit that reduced the funds available under our credit agreement totaled $355 million as of February 2, 2008.

In addition to the available credit mentioned above, as of February 2, 2008, we had available for issuance $1,250 million of securities under a shelf registration statement filed with the SEC and effective on December 20, 2007.

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

Most of our outstanding public debt is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of our subsidiaries.  See Note 17 to the Consolidated Financial Statements for a more detailed discussion of those arrangements.  In addition, we have guaranteed half of the indebtedness of two real estate entities in which we have 50% membership interest.  Our share of the responsibility for this indebtedness, should the entities be unable to meet their obligations, totals approximately $7 million.  Based on the covenants underlying this indebtedness as of February 2, 2008, it is unlikely that we will be responsible for repayment of these obligations.  We have also agreed to guarantee, up to $10 million, the indebtedness of an entity of which we have 25% membership interest.  The guarantee is collateralized by inventory of the entity.  Our share of the responsibility, as of February 2, 2008, should the entity be unable to meet its obligations, totals approximately $9 million and is collateralized by $8 million of inventory located in our stores.

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

In addition to the above, we enter into various indemnification agreements and take on indemnification obligations in the ordinary course of business.  Such arrangements include indemnities against third party claims arising out of agreements to provide services to Kroger; indemnities related to the sale of our securities; indemnities of directors, officers and employees in connection with the performance of their work; and indemnities of individuals serving as fiduciaries on benefit plans.  While Kroger’s aggregate indemnification obligation could result in a material liability, we are not aware of any current matter that could result in a material liability.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective February 4, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in our Condensed Consolidated Statements of Operations.  This accounting policy election is a continuation of our historical policy.  As of February 4, 2007, the amount of accrued interest and penalties included on the Condensed Consolidated Balance Sheets was $118 million.

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

As a result of settlements with taxing authorities during the third quarter, we reclassified unrecognized tax benefits of $168 million from other long-term liabilities to deferred income taxes and accrued taxes payable.

Effective February 3, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statement No. 87, 99, 106 and 132(R), which requires the recognition of the funded status of its retirement plans on the Consolidated Balance Sheet.  Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”).  We currently use a December 31 measurement date.  Effective for 2008, the statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  We will adopt the measurement date change in fiscal 2008.

Effective January 29, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective method.  Under this method, we recognize compensation expense for all share-based awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  For all share-based awards granted on or after January 29, 2006, we recognize compensation expense based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis.  Unrealized gains and losses on items for which the fair value option has been elected should be recognized into net earnings at each subsequent reporting date.  SFAS No. 159 will become effective for our fiscal year beginning February 3, 2008.  We are currently evaluating the effect the adoption of SFAS No. 159 will have on our Consolidated Financial Statements.

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

In March 2007, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.   SFAS No. 161 requires enhanced disclosures on an entity’s derivative and hedging activities.  SFAS No. 161 will become effective for our fiscal year beginning February 1, 2009.  We are currently evaluating the effect the adoption of SFAS No. 161 will have on our Consolidated Financial Statements.

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

•	We expect earnings per share in the range of $1.83-$1.90 for 2008. This represents earnings per share growth of approximately 8%-12% in 2008.

•	We anticipate earnings per share growth rates in the 1st and 4th quarters of 2008 will be higher than the annual growth rate, and the 3rd quarter will be lower than the annual growth rate.

•	We expect identical food store sales growth, excluding fuel sales, of 3%-5% in 2008.

•

In 2008, we will continue to focus on driving sales growth and balancing investments in gross margin and improved customer service with operating cost reductions to provide a better shopping experience for our customers.  We expect non-fuel operating margins to improve slightly in 2008.

•	In 2008, we expect the LIFO charge to be consistent with 2007.

•	We plan to use free cash flow to repurchase stock and pay cash dividends.

•	We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•

Capital expenditures reflect our strategy of growth through expansion, as well as focusing on productivity increase from our existing store base through remodels.  In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements.  The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investment for 2008 to be in the range of $2.0-$2.2 billion, excluding acquisitions.  Total food store square footage is expected to grow approximately 2.0%-2.5% before acquisitions and operational closings.

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

•

We expect that our OG&A results will be affected by increased costs, such as higher energy costs, pension costs and credit card fees, as well as any potential future labor disputes, offset by improved productivity from process changes, cost savings negotiated in recently completed labor agreements and leverage gained through sales increases.

•	We expect that our effective tax rate for 2008 will be approximately 38%.

•	We expect rent expense, as a percent of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•

We believe that in 2008 there will be opportunities to reduce our operating costs in such areas as administration, productivity improvements, shrink, warehousing and transportation. These savings will be invested in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•

Although we are not required to make cash contributions to our Company-sponsored pension plans during fiscal 2008, contributions may be made if our cash flows from operations exceed our expectations or if required under the Pension Protection Act to limit any benefit restrictions.  We expect any elective contributions made during 2008 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions. In addition, we expect to contribute and expense $100 million in 2008 to the 401(k) Retirement Savings Account Plan.

•

We expect our contributions to multi-employer pension plans to remain consistent in 2008 subject to collective bargaining and capital market conditions. In 2007, we contributed $207 million to multi-employer pension plans.

•

In 2007, we recognized $6 million of expense from the credit extended to customers through our company branded credit cards. This credit portfolio has an above average credit score. We do not anticipate a material change to this expense in 2008.

•

If actual results differ significantly from anticipated future results for certain reporting units, an impairment loss for any excess of the carrying value of the division’s goodwill over the implied fair value would need to be recognized.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•

We have various labor agreements expiring in 2008, covering associates in Columbus, Indianapolis, Las Vegas, Louisville, Nashville, Phoenix and Portland.  In all of these store contracts, rising health care and pension costs will continue to be an important issue in negotiations. A prolonged work stoppage affecting a substantial number of locations could have a material effect on our results.

•

Our ability to achieve sales and earnings goals may be affected by: labor disputes; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors; our response to these actions; the state of the economy, including the inflationary and deflationary trends in certain commodities; trends in consumer spending; stock repurchases; and the success of our future growth plans.

•

In addition to the factors identified above, our identical store sales growth could be affected by increases in Kroger private label sales, the effect of our “sister stores” (new stores opened in close proximity to an existing store) and reductions in retail pricing.

•	Our operating margins, without fuel, could fail to improve as expected if we are unsuccessful at containing our operating costs.

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

•	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities and the deductibility of certain expenses.

•	The actual amount of automatic and matching cash contributions to our 401(k) Retirement Savings Account Plan will depend on the savings rate, plan compensation, and length of service of participants.

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

•

Changes in our product mix may negatively affect certain financial indicators. For example, we continue to add supermarket fuel centers to our store base. Since gasoline generates low profit margins, we expect to see our FIFO gross profit margins decline as gasoline sales increase. Although this negatively affects our FIFO gross margin, gasoline sales provide a positive effect on OG&A expenses as a percent of sales.

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

•

Interest expense could be adversely affected by the interest rate environment, changes in the Company’s credit ratings, fluctuations in the amount of outstanding debt, decisions to incur prepayment penalties on the early redemption of debt and any factor that adversely affects our operations and results in an increase in debt.

•

Adverse weather conditions could increase the cost our suppliers charge for their products, or may decrease the customer demand for certain products. Increases in demand for certain commodities could also increase the cost our suppliers charge for their products. Additionally, increases in the cost of inputs, such as utility costs or raw material costs, could negatively affect financial ratios and earnings.

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

We manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps.  Our current program relative to interest rate protection contemplates hedging the exposure to changes in the fair value of fixed-rate debt attributable to changes in interest rates.  To do this, we use the following guidelines: (i) use average daily outstanding borrowings to determine annual debt amounts subject to interest rate exposure, (ii) limit the average annual amount of debt subject to interest rate reset and the amount of floating rate debt to a combined total of $2.5 billion or less, (iii) include no leveraged products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status.

As of February 2, 2008, we maintained six interest rate swap agreements, with notional amounts totaling approximately $1,050 million, to manage our exposure to changes in the fair value of our fixed rate debt resulting from interest rate movements by effectively converting a portion of our debt from fixed to variable rates.  These agreements mature at varying times between March 2008 and January 2015.  The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements as an adjustment to interest expense.  These interest rate swap agreements are being accounted for as fair value hedges.  As of February 2, 2008, other long-term assets totaling $11 million were recorded to reflect the fair value of these agreements, offset by increases in the fair value of the underlying debt.

In addition to the interest rate swaps noted above, in 2005 the Company entered into three forward-starting interest rate swap agreements with a notional amount totaling $750 million.  In 2007, the Company terminated two of these forward-starting interest rate swaps in a notional amount of $500 million.  A forward-starting interest rate swap is an agreement that effectively hedges future benchmark interest rates on debt for an established period of time.  The Company entered into the forward-starting interest rate swaps in order to lock into fixed interest rates on forecasted issuances of debt in 2007 and 2008.  The unamortized payment and proceeds on the two terminated forward-starting interest rate swaps have been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedges relate are made.  The one remaining forward-starting interest rate swap as of February 2, 2008 has a ten-year term with a fixed interest rate of 5.11%.  As of February 2, 2008, other long-term liabilities totaling $18 million were recorded to reflect the fair value of this agreement.

During 2003, we terminated six interest rate swap agreements that we accounted for as fair value hedges.  We recorded approximately $114 million of proceeds received as a result of these terminations as adjustments to the carrying values of the underlying debt and they are being amortized over the remaining lives of the debt.  As of February 2, 2008, the unamortized balances totaled approximately $33 million.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines.  The guidelines may change as our business needs dictate.

The tables below provide information about our interest rate derivatives and underlying debt portfolio as of February 2, 2008.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, and the average outstanding notional amounts of interest rate derivatives as of February 2, 2008.  Interest rates reflect the weighted average rate for the outstanding instruments.  The variable component of each interest rate derivative and the variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of February 2, 2008.  The Fair-Value column includes the fair-value of our debt instruments and interest rate derivatives as of February 2, 2008.  Refer to Notes 5, 6 and 7 to our Consolidated Financial Statements:

	Expected Year of Maturity
								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value
	(In millions)
Debt
Fixed rate	$(994)	$(386)	$(547)	$(489)	$(1,360)	$(3,169)	$(6,945)	$(7,279)
Average interest rate	6.81%	6.81%	6.68%	6.54%	6.59%	6.69%
Variable rate	$(570)	$(15)	$(7)	$(38)	$(41)	$(23)	$(694)	$(694)
Average interest rate	3.73%	3.50%	4.24%	4.88%	5.40%	5.78%

							February 2,	February 2,
	Average Notional Amounts Outstanding						2008	2008 Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value
				(In millions)
Interest Rate Derivatives
Fixed to variable	$363	$300	$300	$300	$300	$300	$1,050	$11
Average pay rate	3.59%	3.57%	4.15%	4.59%	4.98%	5.19%
Average receive rate	5.38%	4.95%	4.95%	4.95%	4.95%	4.95%

We expect the average pay rate for 2008 to decline from the table above by 40 to 50 basis points due to the recent Federal Reserve interest rate cuts in March 2008.

Commodity Price Protection

We enter into purchase commitments for various resources, including raw materials utilized in our manufacturing facilities and energy to be used in our stores, warehouses, manufacturing facilities and administrative offices. We enter into commitments expecting to take delivery of and to utilize those resources in the conduct of normal business. Those commitments for which we expect to utilize or take delivery in a reasonable amount of time in the normal course of business qualify as normal purchases.

Some of the product we purchase is shipped in corrugated cardboard packaging.  We sell corrugated cardboard when it is economical to do so. As of February 2, 2008, we maintained three derivative instruments to manage exposure to changes in corrugated cardboard prices.  These derivatives contain a three-year term.  The instruments do not qualify for hedge accounting, in accordance with SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, as amended.  Accordingly, changes in the fair value of these instruments are marked-to-market in our Consolidated Statements of Operations in OG&A expenses.  As of February 2, 2008, an accrued liability totaling $1 million had been recorded to reflect the fair value of these instruments.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of

The Kroger Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareowners’ equity present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 15 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of February 4, 2007, the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of February 3, 2007 and the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 29, 2006.

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

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

April 1, 2008

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

	February 2,	February 3,
(In millions)	2008	2007
ASSETS
Current assets
Cash and temporary cash investments	$242	$189
Deposits in-transit	676	614
Receivables	786	778
FIFO Inventory	5,459	5,059
LIFO credit	(604)	(450)
Prefunded employee benefits	300	300
Prepaid and other current assets	255	265

Total current assets	7,114	6,755
Property, plant and equipment, net	12,498	11,779
Goodwill	2,144	2,192
Other assets	543	489

Total Assets	$22,299	$21,215

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,592	$906
Accounts payable	4,050	3,804
Accrued salaries and wages	815	796
Deferred income taxes	239	268
Other current liabilities	1,993	1,807

Total current liabilities	8,689	7,581

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	6,485	6,136
Adjustment to reflect fair value interest rate hedges	44	18

Long-term debt including obligations under capital leases and financing obligations	6,529	6,154

Deferred income taxes	367	722
Other long-term liabilities	1,800	1,835

Total Liabilities	17,385	16,292

Commitments and Contingencies (See Note 11)
SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 947 shares issued in 2007 and 937 shares issued in 2006	947	937
Additional paid-in capital	3,031	2,755
Accumulated other comprehensive loss	(122)	(259)
Accumulated earnings	6,480	5,501
Common stock in treasury, at cost, 284 shares in 2007 and 232 shares in 2006	(5,422)	(4,011)

Total Shareowners’ Equity	4,914	4,923

Total Liabilities and Shareowners’ Equity	$22,299	$21,215

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

 CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended February 2, 2008, February 3, 2007, and January 28, 2006

(In millions, except per share amounts)	2007 (52 weeks)	2006 (53 weeks)	2005 (52 weeks)
Sales	$70,235	$66,111	$60,553
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	53,779	50,115	45,565
Operating, general and administrative	12,155	11,839	11,027
Rent	644	649	661
Depreciation and amortization	1,356	1,272	1,265

Operating Profit	2,301	2,236	2,035
Interest expense	474	488	510

Earnings before income tax expense	1,827	1,748	1,525
Income tax expense	646	633	567

Net earnings	$1,181	$1,115	$958

Net earnings per basic common share	$1.71	$1.56	$1.32

Average number of common shares used in basic calculation	690	715	724

Net earnings per diluted common share	$1.69	$1.54	$1.31

Average number of common shares used in diluted calculation	698	723	731

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended February 2, 2008, February 3, 2007 and January 28, 2006

(In millions)	2007 (52 weeks)	2006 (53 weeks)	2005 (52 weeks)
Cash Flows From Operating Activities:
Net earnings	$1,181	$1,115	$958
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,356	1,272	1,265
LIFO charge	154	50	27
Stock-based employee compensation	87	72	7
Expense for Company-sponsored pension plans	67	161	138
Deferred income taxes	(86)	(60)	(63)
Other	37	20	39
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(62)	(125)	18
Inventories	(383)	(173)	(157)
Receivables	(17)	(90)	(19)
Prepaid expenses	3	(43)	31
Accounts payable	185	256	(80)
Accrued expenses	156	98	155
Income taxes receivable (payable)	43	(4)	200
Contribution to Company-sponsored pension plans	(52)	(150)	(300)
Other	(88)	(48)	(27)

Net cash provided by operating activities	2,581	2,351	2,192

Cash Flows From Investing Activities:
Payments for capital expenditures	(2,126)	(1,683)	(1,306)
Proceeds from sale of assets	49	143	69
Payments for acquisitions	(90)	—	—
Other	(51)	(47)	(42)

Net cash used by investing activities	(2,218)	(1,587)	(1,279)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	1,372	10	14
Proceeds from lease-financing transactions	8	15	76
Payments on long-term debt	(560)	(556)	(103)
Borrowings (payments) on bank revolver	218	352	(694)
Excess tax benefits on stock-based awards	36	38	—
Proceeds from issuance of capital stock	188	168	78
Treasury stock purchases	(1,421)	(633)	(252)
Dividends paid	(202)	(140)	—
Increase in book overdrafts	61	1	35
Other	(10)	(40)	(1)

Net cash used by financing activities	(310)	(785)	(847)

Net increase (decrease) in cash and temporary cash investments	53	(21)	66

Cash and temporary cash investments:
Beginning of year	189	210	144
End of year	$242	$189	$210

Reconciliation of capital expenditures:
Payments for capital expenditures	$(2,126)	$(1,683)	$(1,306)
Changes in construction-in-progress payables	66	(94)	—

Total capital expenditures	$(2,060)	$(1,777)	$(1,306)

Disclosure of cash flow information:
Cash paid during the year for interest	$477	$514	$511
Cash paid during the year for income taxes	$640	$615	$431

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY

Years Ended February 2, 2008, February 3, 2007 and January 28, 2006

	Common Stock		Additional Paid-In	Treasury Stock		AccumulatedOther Comprehensive	Accumulated
(In millions)	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Total
Balances at January 29, 2005	918	$918	$2,432	190	$(3,149)	$(202)	$3,620	$3,619
Issuance of common stock:
Stock options and warrants exercised	8	8	57	—	—	—	—	65
Restricted stock issued	1	1	13	—	—	—	—	14
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	14	(239)	—	—	(239)
Stock options and restricted stock exchanged	—	—	—	—	(15)	—	—	(15)
Tax benefits from exercise of stock options and warrants	—	—	34	—	—	—	—	34
Other comprehensive loss, net of income tax of $26	—	—	—	—	—	(41)	—	(41)
Other	—	—	—	—	—	—	(5)	(5)
Net earnings	—	—	—	—	—	—	958	958

Balances at January 28, 2006	927	927	2,536	204	(3,403)	(243)	4,573	4,390
Issuance of common stock:
Stock options and warrants exercised	9	9	95	(1)	30	—	—	134
Restricted stock issued	1	1	13	—	(5)	—	—	9
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	18	(374)	—	—	(374)
Stock options and restricted stock exchanged	—	—	—	11	(259)	—	—	(259)
Tax benefits from exercise of stock options and warrants	—	—	39	—	—	—	—	39
Share-based employee compensation	—	—	72	—	—	—	—	72
Other comprehensive gain net of income tax of $(63)	—	—	—	—	—	102	—	102
SFAS No. 158 adjustment net of income tax of $71	—	—	—	—	—	(120)	—	(120)
Other	—	—	—	—	—	2	—	2
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	—	(187)	(187)
Net earnings	—	—	—	—	—	—	1,115	1,115

Balances at February 3, 2007	937	937	2,755	232	(4,011)	(259)	5,501	4,923
Issuance of common stock:
Stock options and warrants exercised	10	10	175	—	3	—	—	188
Restricted stock issued	—	—	(25)	(1)	11	—	—	(14)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	43	(1,151)	—	—	(1,151)
Stock options and restricted stock exchanged	—	—	—	10	(270)	—	—	(270)
Tax benefits from exercise of stock options	—	—	35	—	—	—	—	35
Share-based employee compensation	—	—	87	—	—	—	—	87
Other comprehensive gain net of income tax of $(82)	—	—	—	—	—	137	—	137
Other	—	—	4	—	(4)	—	4	4
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	—	(206)	(206)
Net earnings	—	—	—	—	—	—	1,181	1,181

Balances at February 2, 2008	947	$947	$3,031	284	$(5,422)	$(122)	$6,480	$4,914

Comprehensive income:

	2007	2006	2005
Net earnings	$1,181	$1,115	$958
Realized loss on hedging activities, net of income tax of $1	(2)	—	—
Unrealized gain (loss) on hedging activities, net of income tax of $12 in 2007, $(5) in 2006 and $(1) in 2005	(19)	7	1
Additional minimum pension liability adjustment, net of income tax of $(58) in 2006 and $26 in 2005	—	95	(42)
Change in pensions and other postretirement defined benefit plans, net of income tax of $(95)	158	—	—

Comprehensive income	$1,318	$1,217	$917

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

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of February 2, 2008, the Company was one of the largest retailers in the United States based on annual sales.  The Company also manufactures and processes food for sale by its supermarkets.  The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries.  Significant intercompany transactions and balances have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 52-week period ended February 2, 2008, the 53-week period ended February 3, 2007, and the 52-week period ended January 28, 2006.

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

Cash and temporary cash investments

Cash and temporary cash investments represent store cash, escrow deposits and Euros held to settle Euro-denominated contracts. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, the Company valued its carrying amount of Euros at the spot rate as of February 2, 2008.

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 97% and 98% of inventories for 2007 and 2006, respectively, were valued using the LIFO method.  Cost for the balance of the inventories, including substantially all fuel inventories, was determined using the first-in, first-out (“FIFO”) method.  Replacement cost was higher than the carrying amount by $604 at February 2, 2008 and $450 at February 3, 2007.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

The item-cost method of accounting to determine inventory cost before the LIFO adjustment is followed for substantially all store inventories at the Company’s supermarket divisions.  This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances and cash discounts) of each item and recording the cost of items sold.  The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory when compared to the retail method of accounting.

The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities.  Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets. Buildings and land improvements are depreciated based on lives varying from 10 to 40 years. All new purchases of store equipment are assigned lives varying from three to nine years. Some store equipment acquired as a result of the Fred Meyer merger was assigned a 15-year life. The life of this equipment was not changed. Leasehold improvements are amortized over the shorter of the lease term to which they relate, which varies from four to 25 years, or the useful life of the asset.  Manufacturing plant and distribution center equipment is depreciated over lives varying from three to 15 years. Information technology assets are generally depreciated over five years.  Depreciation and amortization expense was $1,356 in 2007, $1,272 in 2006 and $1,265 in 2005.

Interest costs on significant projects constructed for the Company’s own use are capitalized as part of the costs of the newly constructed facilities.  Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in net earnings.

Deferred Rent

The Company recognizes rent holidays, including the time period during which the Company has access to the property for construction of buildings or improvements and escalating rent provisions on a straight-line basis over the term of the lease.  The deferred amount is included in Other Current Liabilities and Other Long-Term Liabilities on the Company’s Consolidated Balance Sheets.

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events.  The reviews are performed at the operating division level.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a division for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  If potential for impairment is identified, the fair value of a division is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill.  Goodwill impairment is recognized for any excess of the carrying value of the division’s goodwill over the implied fair value.  Results of the goodwill impairment reviews performed during 2007, 2006 and 2005 are summarized in Note 2 to the Consolidated Financial Statements.

Intangible Assets

In addition to goodwill, the Company has recorded intangible assets totaling $32, $24 and $34 for leasehold equities, liquor licenses and pharmacy prescription file purchases, respectively at February 2, 2008.  Balances at February 3, 2007 were $26, $22 and $28 for leasehold equities, liquor licenses and pharmacy prescription files, respectively.  Leasehold equities are amortized over the remaining life of the lease.  Owned liquor licenses are not amortized, while liquor licenses that must be renewed are amortized over their useful lives.  Pharmacy prescription file purchases are amortized over seven years.  These assets are considered annually during the Company’s testing for impairment.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If impairment is identified for long-lived assets to be held and used, discounted future cash flows are compared to the asset’s current carrying value.  Impairment is recorded when the carrying value exceeds the discounted cash flows.  With respect to owned property and equipment held for sale, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. The Company recorded asset impairments in the normal course of business totaling $24, $61 and $48 in 2007, 2006 and 2005, respectively. Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

The following table summarizes accrual activity for future lease obligations of stores closed that were closed in the normal course of business and locations closed in California prior to the Fred Meyer merger in 1999.

Future Lease Obligations
Balance at January 28, 2006	$127
Additions	9
Payments	(20)
Adjustments	(27)

Balance at February 3, 2007	89
Additions	8
Payments	(16)
Adjustments	(7)

Balance at February 2, 2008	$74

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

Benefit Plans

Effective February 3, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 99, 106 and 132(R), which required the recognition of the funded status of its retirement plans on the Consolidated Balance Sheet. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are now required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”). The Company currently uses a December 31 measurement date. Effective for 2008, the statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company will adopt the measurement date change in fiscal 2008.

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

Stock Option Plans

Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method, and therefore, has not restated results for prior periods. Under this method, the Company recognizes compensation expense for all share-based payments granted after January 29, 2006, as well as all share-based payments granted prior to, but not yet vested as of, January 29, 2006, in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and the disclosure provisions of SFAS No. 123. The Company elected the alternative transition method for calculating windfall tax benefits available as of the adoption of SFAS No. 123(R). For further information regarding the adoption of SFAS No. 123(R), see Note 10 to the Consolidated Financial Statements.

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

Uncertain Tax Positions

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

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of February 2, 2008, the Internal Revenue Service has concluded an examination for tax years 2002 through 2004.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

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

The following table summarizes the changes in the Company’s self-insurance liability through February 2, 2008.

	2007	2006	2005
Beginning balance	$440	$445	$440
Expense	215	196	198
Claim payments	(185)	(201)	(193)
Ending balance	470	440	445
Less current portion	(183)	(165)	(179)
Long-term portion	$287	$275	$266

The current portion of the self-insured liability is included in “Other accrued liabilities”, and the long-term portion is included in “Other long-term liabilities” in the Consolidated Balance Sheets.

The Company is also similarly self-insured for property-related losses.  The Company has purchased stop-loss coverage to limit its exposure to losses in excess of $25 on a per claim basis, except in the case of an earthquake, for which stop-loss coverage is in excess of $50 per claim, up to $200 per claim in California and $300 outside of California.

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale of the Company’s products.  Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold.  Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons.  Pharmacy sales are recorded when provided to the customer.  Sales taxes are not recorded as a component of sales.  The Company does not recognize a sale when it sells gift cards and gift certificates.  Rather, a sale is recognized when the gift card or gift certificate is redeemed to purchase the Company’s products.

Merchandise Costs

The “Merchandise costs” line item of the Consolidated Statements of Operations includes product costs, net of discounts and allowances; advertising costs (see separate discussion below); inbound freight charges; warehousing costs, including receiving and inspection costs; transportation costs; and manufacturing production and operational costs.  Warehousing, transportation and manufacturing management salaries are also included in the “Merchandise costs” line item; however, purchasing management salaries and administration costs are included in the “Operating, general, and administrative” line item along with most of the Company’s other managerial and administrative costs.  Rent expense and depreciation expense are shown separately in the Consolidated Statements of Operations.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s pre-tax advertising costs totaled $506 in 2007, $508 in 2006 and $498 in 2005.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

Deposits In-Transit

Deposits in-transit generally represent funds deposited to the Company’s bank accounts at the end of the year related to sales, a majority of which were paid for with credit cards and checks, to which the Company does not have immediate access.

Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments.  Book overdrafts, which are included in accounts payable, represent disbursements that are funded as the item is presented for payment.  Book overdrafts totaled $661, $600 and $596 as of February 2, 2008, February 3, 2007, and January 28, 2006, respectively, and are reflected as a financing activity in the Consolidated Statements of Cash Flows.

Segments

The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores throughout the United States.  The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, are its only reportable segment. All of the Company’s operations are domestic.

2.              GOODWILL

The annual evaluation of goodwill performed during the fourth quarter of 2007, 2006 and 2005 did not result in impairment.

The following table summarizes the changes in the Company’s net goodwill balance through February 2, 2008.

Goodwill
Balance at January 29, 2005	$2,191
Goodwill recorded	—
Purchase accounting adjustments	1

Balance at January 28, 2006	2,192
Goodwill recorded	—
Purchase accounting adjustments	—

Balance at February 3, 2007	2,192
Goodwill recorded	23
Effect of FIN 48 adoption	(71)

Balance at February 2, 2008	$2,144

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

The proforma effects of these acquisitions are not material to previously reported results.

3.                PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2007	2006
Land	$1,779	$1,690
Buildings and land improvements	5,875	5,402
Equipment	8,620	8,255
Leasehold improvements	4,626	4,221
Construction-in-progress	965	822
Leased property under capital leases and financing obligations	571	592

Total property, plant and equipment	22,436	20,982
Accumulated depreciation and amortization	(9,938)	(9,203)

Property, plant and equipment, net	$12,498	$11,779

Accumulated depreciation for leased property under capital leases was $286 at February 2, 2008, and $288 at February 3, 2007.

Approximately $540 and $566, original cost, of Property, Plant and Equipment collateralized certain mortgages at February 2, 2008, and February 3, 2007, respectively.

4.              TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2007	2006	2005
Federal
Current	$661	$652	$609
Deferred	(62)	(52)	(79)

	599	600	530
State and local
Current	71	55	42
Deferred	(24)	(22)	(5)

	47	33	37

Total	$646	$633	$567

A reconciliation of the statutory federal rate and the effective rate follows:

	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.7%	1.9%	1.6%
Favorable resolution of issues	(1.9)%	—	—
Deferred tax adjustment	—	(1.2)%	—
Other changes, net	0.6%	0.5%	0.6%

	35.4%	36.2%	37.2%

During the third quarter of 2007, the Company resolved favorably certain tax issues. This resulted in a 2007 tax benefit of approximately $40.

In 2006, during the reconciliation of the Company’s deferred tax balances, after the filing of annual federal and state tax returns, the Company identified adjustments to be made in the prior years’ deferred tax reconciliation. These deferred tax balances were corrected in the Company’s Consolidated Financial Statements for the year ended February 3, 2007, which resulted in a reduction of the Company’s 2006 provision for income tax expense of approximately $21. The Company does not believe these adjustments are material to its Consolidated Financial Statements for the year ended February 3, 2007, or to any prior years’ Consolidated Financial Statements. As a result, the Company has not restated any prior year amounts.

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2007	2006
Current deferred tax assets:
Net operating loss carryforwards	$16	$17
Compensation related costs	53	32
Other	8	4

Total current deferred tax assets	77	53
Current deferred tax liabilities:
Insurance related costs	(104)	(109)
Inventory related costs	(212)	(212)

Total current deferred tax liabilities	(316)	(321)

Current deferred taxes	$(239)	$(268)

Long-term deferred tax assets:
Compensation related costs	$268	$332
Lease accounting	102	122
Closed store reserves	68	68
Insurance related costs	64	39
Net operating loss carryforwards	35	29
Other	23	3

Long-term deferred tax assets, net	560	593
Long-term deferred tax liabilities:
Depreciation	(926)	(1,114)
Other	(1)	(201)

Total long-term deferred tax liabilities	(927)	(1,315)

Long-term deferred taxes	$(367)	$(722)

Long-term deferred taxes have decreased compared to 2006 due to the classification of temporary differences on a basis consistent with FIN No. 48.  The result was a reclassification of approximately $500 as of the date of adoption.

At February 2, 2008, the Company had net operating loss carryforwards for federal income tax purposes of $22 that expire from 2010 through 2018.  In addition, the Company had net operating loss carryforwards for state income tax purposes of $598 that expire from 2008 through 2028.  The utilization of certain of the Company’s net operating loss carryforwards may be limited in a given year.

At February 2, 2008, the Company had state credits of $31 that expire from 2008 through 2021.  The utilization of certain of the Company’s credits may be limited in a given year.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes on February 4, 2007. As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $694. A reconciliation of the beginning and ending amount of unrecognized tax benefits is a follows:

2007
Balance as of February 4, 2007	$694
Additions based on tax positions related to the current year	49
Reductions based on tax positions related to the current year	(32)
Additions for tax positions of prior years	11
Reductions for tax positions of prior years	(162)
Settlements	(90)
Reductions due to lapse of statute of limitations	(1)
Balance as of February 2, 2008	$469

The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

As February 2, 2008, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $120.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense. During the year ended February 2, 2008, the Company recognized approximately $(11) in interest and penalties. The Company had accrued approximately $101 and $118 for the payment of interest and penalties as of February 2, 2008 and February 3, 2007, respectively.

The IRS concluded a field examination of the Company’s 2002 – 2004 U.S. tax returns during the third quarter of 2007. An examination of the Company’s 1999 – 2001 U.S. tax returns was completed in 2005. The Company contested two issues at the appellate level of the IRS. One of the issues was resolved in the third quarter of 2007 and we anticipate that the remaining issue may be resolved within the next 12 months. In the opinion of management, the ultimate disposition of the item noted above will not have a significant effect on our consolidated financial position, liquidity, or results of operations. Additionally, the Company has a case in the U.S. Tax Court. A decision on this case is not expected within the next 12 months. In connection with this case, the Company has extended the statute of limitations on our tax years after 1991 and those years remain open to examination. States have a limited time frame to review and adjust federal audit changes reported. Assessments made and refunds allowed are generally limited to the federal audit changes reported.

5.             DEBT OBLIGATIONS

Long-term debt consists of:

	2007	2006
Credit facility	$570	$352
4.95% to 9.20% Senior notes and debentures due through 2031	6,766	5,916
5.00% to 9.95% mortgages due in varying amounts through 2034	166	169
Other	137	144

Total debt	7,639	6,581
Less current portion	(1,564)	(878)

Total long-term debt	$6,075	$5,703

In 2007, the Company issued $600 of senior notes bearing an interest rate of 6.4% due in 2017 and $750 of senior notes bearing an interest rate of 6.15% due in 2020.

As of February 2, 2008, the Company had a $2,500 Five-Year Credit Agreement maturing in 2011, unless earlier terminated by the Company.  Borrowings under the credit agreement bear interest at the option of the Company at a rate equal to either (i) the highest, from time to time of (A) the base rate of JP Morgan Chase Bank, N.A., (B) ½% over a moving average of secondary market morning offering rates for three-month certificates of deposit adjusted for reserve requirements, and (C) ½% over the federal funds rate or (ii) an adjusted Eurodollar rate based upon the London Interbank Offered Rate (“Eurodollar Rate”) plus an applicable margin.  In addition, the Company pays a facility fee in connection with the credit agreement.  Both the applicable margin and the facility fee vary based upon the Company’s achievement of a financial ratio or credit rating.  At February 2, 2008, the applicable margin was 0.19%, and the facility fee was 0.06%.  The credit facility contains covenants, which, among other things, require the maintenance of certain financial ratios, including fixed charge coverage and leverage ratios.  The Company may prepay the credit agreement in whole or in part, at any time, without a prepayment penalty. As of February 2, 2008, the Company had $570 outstanding under the credit agreement including borrowings totaling $345 under its P2/F2/A3 rated commercial paper program.  Any borrowings under this program are backed by the Company’s credit facility and reduce the amount available under the credit facility. The weighted average interest rate on the amounts outstanding under the credit agreement was 3.69% at February 2, 2008.

At February 2, 2008, the Company also maintains four money market lines totaling $125 in the aggregate.  In addition to credit agreement borrowings, borrowings under the money market lines and some outstanding letters of credit reduce funds available under the Company’s credit agreement. The Company had no borrowings under the money market lines at February 2, 2008. The outstanding letters of credit that reduce funds available under the Company’s credit agreement totaled $355 as of February 2, 2008.

Most of the Company’s outstanding public debt is subject to early redemption at varying times and premiums, at the option of the Company.  In addition, subject to certain conditions, some of the Company’s publicly issued debt will be subject to redemption, in whole or in part, at the option of the holder upon the occurrence of a redemption event, upon not less than five days’ notice prior to the date of redemption, at a redemption price equal to the default amount, plus a specified premium.  “Redemption Event” is defined in the indentures as the occurrence of (i) any person or group, together with any affiliate thereof, beneficially owning 50% or more of the voting power of the Company, (ii) any one person or group, or affiliate thereof, succeeding in having a majority of its nominees elected to the Company’s Board of Directors, in each case, without the consent of a majority of the continuing directors of the Company or (iii) both a change of control and a below investment grade rating.

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2007, and for the years subsequent to 2007 are:

2008	$1,564
2009	402
2010	555
2011	527
2012	1,400
Thereafter	3,191

Total debt	$7,639

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

The Company’s current program relative to interest rate protection contemplates hedging the exposure to changes in the fair value of fixed-rate debt attributable to changes in interest rates.  To do this, the Company uses the following guidelines: (i) use average daily outstanding borrowings to determine annual debt amounts subject to interest rate exposure, (ii) limit the average annual amount subject to interest rate reset and the amount of floating rate debt to a combined total of $2,500 million or less, (iii) include no leverage products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status.

Annually, the Company reviews with the Financial Policy Committee of the Board of Directors compliance with the guidelines.  These guidelines may change as the Company’s needs dictate.

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of February 2, 2008, and February 3, 2007.

	2007		2006
	Pay	Pay	Pay	Pay
	Floating	Fixed	Floating	Fixed
Notional amount	$1,050	$—	$1,050	$—
Duration in years	2.07	—	3.08	—
Average variable rate	5.97%	—	8.07%	—
Average fixed rate	6.74%	—	6.74%	—

In addition to the interest rate swaps noted above, in 2005 the Company entered into three forward-starting interest rate swap agreements with a notional amount totaling $750.  A forward-starting interest rate swap is an agreement that effectively hedges future benchmark interest rates on debt for an established period of time.  The Company entered into the forward-starting interest rate swaps in order to lock into fixed interest rates on forecasted issuances of debt in 2007 and 2008. In 2007, the Company terminated two of these forward-starting interest rate swaps with a notional amount of $500. The unamortized payment and proceeds on the two terminated forward-starting interest rate swaps have been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedge relates are made.  The one remaining forward-starting interest rate swap as of February 2, 2008 has a ten-year term with an interest rate of 5.11%.

Commodity Price Protection

The Company enters into purchase commitments for various resources, including raw materials utilized in its manufacturing facilities and energy to be used in its stores, warehouses, manufacturing facilities and administrative offices.  The Company enters into commitments expecting to take delivery of and to utilize those resources in the conduct of normal business.  Those commitments for which the Company expects to utilize or take delivery in a reasonable amount of time in the normal course of business qualify as normal purchases and normal sales.

Some of the product the Company purchases is shipped in corrugated cardboard packaging.  The corrugated cardboard is sold when it is economical to do so. As of February 2, 2008, the Company maintained three derivative instruments to manage exposure to changes in corrugated cardboard prices.  These derivatives have a three-year term. The instruments do not qualify for hedge accounting, in accordance with SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, as amended.  Accordingly, changes in the fair value of these instruments are marked-to-market in the Company’s Consolidated Statements of Operations as operating, general and administrative (“OG&A”) expenses.  As of February 2, 2008, an accrued liability totaling $1 had been recorded to reflect the fair value of these instruments.

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

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion thereof and excluding borrowings under the credit facility, was estimated based on the quoted market price for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flows using the forward interest rate yield curve in effect at the respective year-ends.  The carrying values of long-term debt outstanding under the Company’s credit facility approximated fair value.

Interest Rate Protection Agreements

The fair value of these agreements was based on the net present value of the future cash flows using the forward interest rate yield curve in effect at the respective year-ends.

The estimated fair values of the Company’s financial instruments are as follows:

	2007		2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and temporary cash investments	$242	$242	$189	$189
Store deposits in-transit	$676	$676	$614	$614
Long-term investments for which it is
Practicable	$75	$75	$60	$60
Not Practicable	$—	$—	$—	$—
Debt for which it is(1)
Practicable	$(7,639)	$(7,973)	$(6,581)	$(6,859)
Not Practicable	$—	$—	$—	$—
Interest Rate Protection Agreements
Receive fixed swaps asset/(liability)(2)	$11	$11	$(28)	$(28)
Forward-starting swap asset/(liability)(3)	$(18)	$(18)	$12	$12
Corrugated Cardboard Price Protection Agreements(4)	$(1)	$(1)	$—	$—

(1)	Excludes capital lease and lease-financing obligations.

(2)

As of February 2, 2008 and February 3, 2007, the Company maintained six interest rate swap agreements, with notional amounts totaling $1,050, to manage its exposure to changes in the fair value of its fixed rate debt resulting from interest rate movements by effectively converting a portion of the Company’s debt from fixed to variable rates.  These agreements mature at varying times between March 2008 and January 2015.  The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements as an adjustment to interest expense.  These interest rate swap agreements are being accounted for as fair value hedges.  As of February 2, 2008, other long-term assets totaling $11 were recorded to reflect the fair value of these agreements, offset by increases in the fair value of the underlying debt. As of February 3, 2007, other long-term liabilities totaling $28 were recorded to reflect the fair value of these agreements, offset by decreases in the fair value of the underlying debt.

(3)

As of February 2, 2008 and February 3, 2007, the Company maintained one and three forward-starting interest rate swap agreements, with a notional amount of $250 and $750, respectively, to manage its exposure to changes in future benchmark interest rates.  A forward-starting interest rate swap is an agreement that effectively hedges future benchmark interest rates on debt for an established period of time.  The Company entered into the forward-starting interest rate swaps in order to lock in fixed interest rates on the Company’s forecasted issuances of debt in 2007 and 2008.  As of February 2, 2008 and February 3, 2007, other long-term liabilities and assets totaling $18 and $12, respectively, were recorded to reflect the fair value of these agreements.

(4)	See Note 6 for a description of the corrugated cardboard price protection agreements.

8.              LEASES AND LEASE-FINANCED TRANSACTIONS

The Company operates primarily in leased facilities. Lease terms generally range from 10 to 20 years with options to renew for varying terms. Terms of certain leases include escalation clauses, percentage rent based on sales or payment of executory costs such as property taxes, utilities or insurance and maintenance. Rent expense for leases with escalation clauses or other lease concessions are accounted for on a straight-line basis beginning with the earlier of the lease commencement date or the date the Company takes possession.  Portions of certain properties are subleased to others for periods generally ranging from one to 20 years.

Rent expense (under operating leases) consists of:

	2007	2006	2005
Minimum rentals	$747	$753	$760
Contingent payments	11	10	8
Sublease income	(114)	(114)	(107)

Total rent expense	$644	$649	$661

Minimum annual rentals and payments under capital leases and lease-financed transactions for the five years subsequent to 2007 and in the aggregate are:

	Capital Leases	Operating Leases	Lease- Financed Transactions
2008	$54	$774	$5
2009	53	736	5
2010	51	693	5
2011	55	630	6
2012	46	578	6
Thereafter	237	3,459	114

	496	$6,870	$141

Less estimated executory costs included in capital leases	(1)

Net minimum lease payments under capital leases	495
Less amount representing interest	(198)

Present value of net minimum lease payments under capital leases	$297

Total future minimum rentals under noncancellable subleases at February 2, 2008, were $553.

9.              EARNINGS PER COMMON SHARE

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

	For the year ended February 2, 2008			For the year ended February 3, 2007			For the year ended January 28, 2006
(in millions, except per share amounts)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,181	690	$1.71	$1,115	715	$1.56	$958	724	$1.32
Dilutive effect of stock option awards and warrants		8			8			7

Diluted EPS	$1,181	698	$1.69	$1,115	723	$1.54	$958	731	$1.31

For the years ended February 2, 2008, February 3, 2007 and January 28, 2006, there were options outstanding for approximately 2.0 million, 25.4 million and 24.6 million shares of common stock, respectively, that were excluded from the computation of diluted EPS.  These shares were excluded because their inclusion would have had an anti-dilutive effect on EPS.

10.       STOCK OPTION PLANS

Prior to January 29, 2006, the Company applied APB No. 25, and related interpretations, in accounting for its stock option plans and provided the pro-forma disclosures required by SFAS No. 123. APB No. 25 provided for recognition of compensation expense for employee stock awards based on the intrinsic value of the award on the grant date.

The Company grants options for common stock (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the stock at the date of grant. Equity awards may be made at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings. The 2007 annual grant was made in conjunction with the June meeting of the Company’s Board of Directors.

Stock options typically expire 10 years from the date of grant. Stock options vest between one and five years from the date of grant, or for certain stock options, the earlier of the Company’s stock reaching certain pre-determined and appreciated market prices or nine years and six months from the date of grant. Under APB No. 25, the Company did not recognize compensation expense for these stock option grants. At February 2, 2008, approximately 11 million shares of common stock were available for future option grants under these plans.

In addition to the stock options described above, the Company awards restricted stock to employees under various plans. The restrictions on these awards generally lapse between one and five years from the date of the awards and expense is recognized over the lapsing cycle. Under APB No. 25, the Company generally recorded expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the date of award. As of February 2, 2008, approximately three million shares of common stock were available for future restricted stock awards under the 2005 Long-Term Incentive Plan (the “Plan”). The Company has the ability to convert shares available for stock options under the Plan to shares available for restricted stock awards. Four shares available for common stock option awards can be converted into one share available for restricted stock awards.

All awards become immediately exercisable upon certain changes of control of the Company.

Historically, stock option awards were granted to various employees throughout the organization. Restricted stock awards, however, were limited to approximately 150 associates, including members of the Board of Directors and certain members of senior management. Beginning in 2006, the Company began issuing a combination of stock option and restricted stock awards to those employees who previously received only stock option awards, in an effort to further align those employees’ interests with those of the Company’s non-employee shareholders. As a result, the number of stock option awards granted in 2007 and 2006 decreased and the number of restricted stock awards granted increased.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares subject to option (in millions)	Weighted- average exercise price
Outstanding, year-end 2004	61.5	$18.20
Granted	6.8	$16.50
Exercised	(7.7)	$9.81
Canceled or Expired	(1.3)	$20.92

Outstanding, year-end 2005	59.3	$19.03
Granted	3.2	$20.05
Exercised	(9.5)	$13.34
Canceled or Expired	(1.1)	$21.01

Outstanding, year-end 2006	51.9	$20.09
Granted	3.4	$28.21
Exercised	(10.1)	$19.05
Canceled or Expired	(.4)	$20.79

Outstanding, year-end 2007	44.8	$20.94

A summary of options outstanding and exercisable at February 2, 2008 follows:

Range of Exercise Prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Options exercisable	Weighted- average exercise price
	(in millions)	(in years)		(in millions)
$13.78 - $14.93	5.2	4.85	$14.91	5.2	$14.91
$14.94 - $16.39	5.3	7.13	$16.35	2.7	$16.33
$16.40 - $17.31	8.7	4.33	$16.97	6.7	$16.96
$17.32 - $22.99	11.4	4.09	$21.80	8.6	$22.10
$23.00 - $31.91	14.2	3.83	$26.57	9.1	$26.05

$13.78 - $31.91	44.8	4.50	$20.94	32.3	$20.51

The weighted-average remaining contractual life for options exercisable at February 2, 2008, was approximately 3.7 years.

Restricted stock

	Restricted shares outstanding	Weighted- average grant-date
	(in millions)	fair value
Outstanding, year-end 2005	.7	$17.85
Granted	2.2	$20.16
Lapsed	(0.4)	$17.46
Canceled or Expired	(0.1)	$19.41

Outstanding, year-end 2006	2.4	$20.02
Granted	2.5	$28.20
Lapsed	(1.4)	$19.90
Canceled or Expired	(0.1)	$22.69

Outstanding, year-end 2007	3.4	$25.89

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

In accordance with the provisions of the modified-prospective transition method, results for prior periods have not been restated. Compensation expense for all share-based awards described above was recognized using the straight-line attribution method applied to the fair value of each option grant, over the requisite service period associated with each award. The requisite service period is typically consistent with the vesting period, except as noted below. Because awards typically vest evenly over the requisite service period, compensation cost recognized through February 2, 2008, is at least equal to the grant-date fair value of the vested portion of all outstanding awards. All of the Company stock-based incentive plans are considered equity plans under SFAS No. 123(R).

The weighted-average fair value of stock options granted during 2007, 2006 and 2005 was $9.66, $6.90 and $7.70, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2007	2006	2005
Weighted average expected volatility (based on historical volatility)	29.23%	27.60%	30.83%
Weighted average risk-free interest rate	5.06%	5.07%	4.11%
Expected dividend yield	1.40%	1.50%	N/A
Expected term (based on historical results)	6.9 years	7.5 years	8.7 years

The weighted-average risk-free interest rate was based on the yield of a treasury note as of the grant date, continuously compounded, which matures at a date that approximates the expected term of options. Prior to 2006, the Company did not pay a dividend, so an expected dividend rate was not included in the determination of fair value for options granted during those years. Using a dividend yield of 1.50% to value options issued in 2005 would have decreased the fair value of each option by approximately $1.60. Expected volatility was determined based upon historical stock volatilities; however, implied volatility was also considered. Expected term was determined based upon a combination of historical exercise and cancellation experience as well as estimates of expected future exercise and cancellation experience.

Under SFAS No. 123(R), the Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the grant date of the award, over the period the awards lapse.

Total stock compensation recognized in 2007, 2006 and 2005 was $87, $72 and $7, respectively. Stock option compensation recognized in 2007 and 2006 was $51 and $50, respectively. Restricted shares compensation recognized in 2007, 2006 and 2005 was $36, $22 and $7 respectively.

If compensation cost for the Company’s stock option plans for the year ended January 28, 2006 had been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the net earnings and diluted earnings per common share would have been reduced to the pro forma amounts below:

2005
Net earnings, as reported	$958
Stock-based compensation expense included in net earnings, net of income tax benefits	5
Total stock-based compensation expense determined under fair value method for all awards, net of income tax benefits	(34)
Pro forma net earnings	$929

Earnings per basic common share, as reported	$1.32
Pro forma earnings per basic common share	$1.28

Earnings per diluted common share, as reported	$1.31
Pro forma earnings per diluted common share	$1.27

The total intrinsic value of options exercised was $33 and $79 in 2007 and 2006, respectively. The total amount of cash received from the exercise of options granted under share-based payment arrangements was $188. As of February 2, 2008, there was $110 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s equity award plans. This cost is expected to be recognized over a weighted-average period of approximately one year. The total fair value of options that vested was $53 and $44 in 2007 and 2006, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares. Proceeds received from the exercise of options, and the related tax benefit, are utilized to repurchase shares of the Company’s stock under a stock repurchase program adopted by the Company’s Board of Directors. During 2007, the Company repurchased approximately 10 million shares of stock in such a manner.

For share-based awards granted prior to the adoption of SFAS No. 123(R), the Company’s stock option grants generally contained retirement-eligibility provisions that caused the options to vest upon the earlier of the stated vesting date or retirement. Compensation expense was calculated over the stated vesting periods, regardless of whether certain employees became retirement-eligible during the respective vesting periods. Upon the adoption of SFAS No. 123(R), the Company continued this method of recognizing compensation expense for awards granted prior to the adoption of SFAS No. 123(R). For awards granted on or after January 29, 2006, options vest based on the stated vesting date, even if an employee retires prior to the vesting date. The requisite service period ends, however, on the employee’s retirement-eligible date. As a result, the Company recognizes expense for stock option grants containing such retirement-eligibility provisions over the shorter of the vesting period or the period until employees become retirement-eligible (the requisite service period). As a result of retirement eligibility provisions in stock option awards granted on or after January 29, 2006, approximately $13 of compensation expense was recognized in 2007 prior to the completion of stated vesting periods.

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

Litigation – On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue. The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code. The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase. The Company believes that it has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained. However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company. As of February 2, 2008, an adverse decision would require a cash payment of approximately $419, including interest.

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

Guarantees – Most of the Company’s outstanding public debt is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of the Company’s subsidiaries.  See Note 17 to the Consolidated Financial Statements for a more detailed discussion of those arrangements.  In addition, the Company has guaranteed half of the indebtedness of two real estate entities in which Kroger has a 50% ownership interest.  The Company’s share of the responsibility for this indebtedness, should the entities be unable to meet their obligations, totals approximately $7.  Based on the covenants underlying this indebtedness as of February 2, 2008, it is unlikely that the Company will be responsible for repayment of these obligations. The Company also agreed to guarantee, up to $10, the indebtedness of an entity of which Kroger has a 25% ownership interest. The Company’s share of the responsibility, as of February 2, 2008, should the entity be unable to meet its obligations, totals approximately $9 and is collateralized by $8 of inventory located in the Company’s stores.

Assignments – The Company is contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions.  The Company could be required to satisfy the obligations under the leases if any of the assignees is  unable to fulfill its lease obligations.  Due to the wide distribution of the Company’s assignments among third parties, and various other remedies available, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote.

12.  SUBSEQUENT EVENTS

On March 19, 2008, the Company announced the issuance of $400 of senior notes bearing an interest rate of 5.00% and $375 of senior notes bearing an interest rate of 6.90%, which will be due April, 2013 and April 2038, respectively.

13.  STOCK

Preferred Stock

The Company has authorized 5 million shares of voting cumulative preferred stock; 2 million were available for issuance at February 2, 2008. The stock has a par value of $100 per share and is issuable in series.

Common Stock

The Company has authorized one billion shares of common stock, $1 par value per share.  On May 20, 1999, the shareholders authorized an amendment to the Amended Articles of Incorporation to increase the authorized shares of common stock from 1 billion to 2 billion when the Board of Directors determines it to be in the best interest of the Company.

Common Stock Repurchase Program

The Company maintains stock repurchase programs that comply with Securities Exchange Act Rule 10b5-1 to allow for the orderly repurchase of Kroger stock, from time to time.  The Company made open market purchases totaling $1,151, $374 and $239 under these repurchase programs in fiscal 2007, 2006 and 2005, respectively.  In addition to these repurchase programs, in December 1999, the Company began a program to repurchase common stock to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the tax benefit.  The Company repurchased approximately $270, $259 and $13 under the stock option program during fiscal 2007, 2006 and 2005, respectively.

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

Effective February 3, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statement No. 87, 99, 106 and 132(R), which requires the recognition of the funded status of its retirement plans on the Consolidated Balance Sheet. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”). The Company currently uses a December 31 measurement date. Effective for 2008, the statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company will adopt the measurement date change in fiscal 2008.

Amounts recognized in AOCI as of February 2, 2008 consist of the following (pre-tax):

February 2, 2008	Pension Benefits	Other Benefits	Total
Unrecognized net actuarial loss (gain)	$241	$(38)	$203
Unrecognized prior service cost (credit)	6	(35)	(29)
Unrecognized transition obligation	1	—	1

Total liabilities	$248	$(73)	$175

Amounts in AOCI expected to be recognized as components of net periodic pension or postretirement benefit costs in 2008 are as follows (pre-tax):

February 2, 2008	Pension Benefits	Other Benefits	Total
Net actuarial loss	$10	$—	$10
Prior service cost (credit)	2	(6)	(4)

Total liabilities	$12	$(6)	$6

Other changes recognized in other comprehensive income in 2007 are as follows (pre-tax):

February 2, 2008	Pension Benefits	Other Benefits	Total
Incurred prior service cost	$2	$—	$2
Incurred net actuarial gain	(156)	(65)	(221)
Amortization of prior service cost	(3)	6	3
Amortization of net actuarial loss	(37)	—	(37)
Total recognized in other comprehensive income	(194)	(59)	(253)

Total recognized in net periodic benefit cost and other comprehensive income	$(125)	$(36)	$(161)

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plan		Other Benefits
	2007	2006	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$2,419	$2,284	$113	$105	$373	$356
Service cost	42	123	2	2	10	13
Interest cost	141	130	9	6	19	20
Plan participants’ contributions	1	—	—	—	9	11
Amendments	2	—	—	—	—	—
Actuarial (gain) loss	(143)	(4)	23	7	(65)	4
Benefits paid	(120)	(114)	(8)	(7)	(26)	(31)

Benefit obligation at end of fiscal year	$2,342	$2,419	$139	$113	$320	$373

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$2,098	$1,814	$—	$—	$—	$—
Actual return on plan assets	200	248	—	—	—	—
Employer contributions	51	150	8	7	17	20
Plan participants’ contributions	1	—	—	—	9	11
Benefits paid	(120)	(114)	(8)	(7)	(26)	(31)

Fair value of plan assets at end of fiscal year	$2,230	$2,098	$—	$—	$—	$—
Funded status at end of fiscal year	$(112)	$(321)	$(139)	$(113)	$(320)	$(373)
Net asset (liability) recognized at end of fiscal year	$(112)	$(321)	$(139)	$(113)	$(320)	$(373)

As of February 2, 2008 and February 3, 2007, pension plan assets included no shares of The Kroger Co. common stock.

	Pension Benefits			Other Benefits
Weighted average assumptions	2007	2006	2005	2007	2006	2005
Discount rate – Benefit obligation	6.50%	5.90%	5.70%	6.50%	5.90%	5.70%
Discount rate – Net periodic benefit cost	5.90%	5.70%	5.75%	5.90%	5.70%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.56%	3.50%	3.50%

The Company’s discount rate assumption was intended to reflect the rate at which the pension benefits could be effectively settled.  It takes into account the timing and amount of benefits that would be available under the plan. The Company’s methodology for selecting the discount rate as of year-end 2007 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity.  Benefit cash flows due in a particular year can theoretically be “settled” by “investing” them in the zero-coupon bond that matures in the same year.  The discount rate is the single rate that produces the same present value of cash flows.  The selection of the 6.50% discount rate as of year-end 2007 represents the equivalent single rate under a broad-market AA yield curve constructed by an outside consultant. We utilized a discount rate of 5.90% for year-end 2006.  The 60 basis point increase in the discount rate decreased the projected pension benefit obligation as of February 2, 2008, by approximately $184.

To determine the expected return on pension plan assets, the Company contemplates current and forecasted plan asset allocations as well as historical and forecasted returns on various asset categories.  The average annual return on pension plan assets was 8.5% for the ten calendar years ended December 31, 2007, net of all fees and expenses.  Our actual return for the pension plan calendar year ending December 31, 2007, on that same basis, was 9.5%.  The Company utilized a pension return assumption of 8.5% in 2007, 2006 and 2005.

The Company uses the RP-2000 projected 2015 mortality table in calculating the pension obligation.

	Pension Benefits
	Qualified Plans			Non-Qualified Plan			Other Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$42	$123	$118	$2	$2	$1	$10	$13	$12
Interest cost	141	130	113	9	6	6	19	20	19
Expected return on plan assets	(165)	(152)	(130)	—	—	—	—	—	—
Amortization of:
Transition asset	—	(1)	(1)	—	—	—	—	—	—
Prior service cost	1	3	3	2	2	2	(6)	(7)	(7)
Actuarial (gain) loss	31	41	24	6	2	2	—	—	—
Curtailment charge	—	5	—	—	—	—	—	—	—

Net periodic benefit cost	$50	$149	$127	$19	$12	$11	$23	$26	$24

The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for all Company-sponsored pension plans.

	Qualified Plans		Non-Qualified Plan
	2007	2006	2007	2006
PBO at end of fiscal year	$2,342	$2,419	$139	$113
ABO at end of fiscal year	$2,144	$2,232	$118	$103
Fair value of plan assets at end of year	$2,230	$2,098	$—	$—

The following table provides information about the Company’s estimated future benefit payments.

	Pension Benefits	Other Benefits
2008	$139	$22
2009	$141	$24
2010	$145	$25
2011	$151	$26
2012	$159	$26
2013 - 2017	$932	$145

The Company discontinued the accrual of additional benefits under the Company’s cash balance formula of the Consolidated Retirement Benefit Plan (the “Cash Balance Plan”) effective January 1, 2007. Participants in the Cash Balance Plan will continue to earn interest credits on their accrued benefit balance as of December 31, 2006, based on average Treasury rates, but will no longer accrue cash balance pay credits under the Cash Balance Plan after December 31, 2006. Projected pension benefit payments, as noted above, are lower than estimates in prior years as a result of the discontinuation of benefit accruals under the Cash Balance Plan. As a result of the decision to curtail benefits under the Cash Balance Plan, the Company recorded a charge totaling $5, pre-tax, in fiscal 2006, which represented the previously unrecognized prior service costs.

Net periodic benefit cost decreased in 2007 compared to 2006 and 2005 due to participants in the Cash Balance formula of the Consolidated Retirement Benefit Plan being moved to a 401(k) retirement savings account plan effective January 1, 2007. Participants under that formula continue to earn interest on prior contributions but no additional pay credits will be earned. The 401(k) retirement savings plan provides to eligible employees both matching contributions and automatic contributions from Kroger based on participant contributions, plan compensation, and length of service. The Company contributed and expensed $90 to employee 401(k) retirement savings accounts in 2007.

The following table provides information about the target and actual pension plan asset allocations.  Allocation percentages are shown as of December 31 for each respective year.  The pension plan measurement date is the December 31st nearest the fiscal year-end.

	Target allocations	Actual allocations
	2007	2007	2006
Pension plan asset allocation, as of December 31:
Domestic equity securities	17.5%	15.2%	21.1%
International equity securities	20.5	21.4	27.5
Investment grade debt securities	21.8	21.6	23.3
High yield debt securities	9.7	9.9	7.7
Private equity	5.0	5.9	4.9
Hedge funds	17.0	17.2	7.4
Real estate	1.4	1.7	1.4
Other	7.1	7.1	6.7

Total	100.0%	100.0%	100.0%

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

The current target allocations shown represent 2007 targets that were established in 2006.  To maintain actual asset allocations consistent with target allocations, assets are reallocated or rebalanced periodically.  In addition, cash flow from employer contributions and participant benefit payments is used to fund underweight asset classes and divest overweight asset classes, as appropriate.  The Company expects that cash flow will be sufficient to meet most rebalancing needs.  Although the Company is not required to make cash contributions to its Company-sponsored pension plans during fiscal 2008, contributions may be made if required under the Pension Protection Act to avoid any benefit restrictions.  The Company expects any voluntary contributions made during 2008 will reduce its minimum required contributions in future years.

The measurement date for post-retirement benefit obligations is the December 31st nearest the fiscal year-end.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 8.50% initial health care cost trend rate and a 5.00% ultimate health care cost trend rate to determine its expense.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement benefit obligation	$32	$(28)

On December 8, 2003, the President signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003.  The law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law.  The Company has concluded that the plan is at least “actuarially equivalent” to the Medicare Part D plan for certain covered groups only and will be eligible for the subsidy for those groups.  The effect of the subsidy reduced the Company’s postretirement benefit obligation as of February 2, 2008 and February 3, 2007 by $4 and $6, respectively, and did not have a material effect on the Company’s net periodic benefit cost in either of those years.  The remaining groups’ benefits are not “actuarially equivalent” to the Medicare Part D plan, and the Company has made the decision to pay as secondary coverage to Medicare Part D for those groups.

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

The Company recognizes expense in connection with these plans as contributions are funded, in accordance with GAAP.  The Company made contributions to these plans, and recognized expense, of $207 in 2007, $204 in 2006, and $196 in 2005.

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

The Company also administers other defined contribution plans for eligible union and non-union employees.  The cost of these plans for 2007, 2006 and 2005 was $8.

15.       RECENTLY ADOPTED ACCOUNTING STANDARDS

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

The effect of adoption was to increase retained earnings by $4 and to decrease the Company’s accrual for uncertain tax positions by a corresponding amount.  Additionally, the Company decreased goodwill and accrual for uncertain tax positions by $72 to reflect the measurement under the rules of FIN No. 48 of an uncertain tax position related to previous business combinations.

As of adoption, the total amount of unrecognized tax benefits for uncertain tax positions, including positions affecting only the timing of tax benefits, was $694.  The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $119.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the Company’s Condensed Consolidated Statements of Operations.  This accounting policy election is a continuation of the Company’s historical policy.  As of February 4, 2007, the amount of accrued interest and penalties included on the Condensed Consolidated Balance Sheets was $118.

The IRS concluded a field examination of the Company’s 2002 – 2004 U.S. tax returns during the third quarter of 2007.  An examination of the Company’s 1999 – 2001 U.S. tax returns was completed in 2005.  The Company contested two issues at the appellate level of the IRS.  One of the issues was resolved in the third quarter of 2007 and the Company anticipates that the remaining issue may be resolved within the next 12 months.  In the opinion of management, the ultimate disposition of the item noted above will not have a significant effect on the Company’s consolidated financial position, liquidity, or results of operations.  Additionally, The Company has a case in the U.S. Tax Court.  A decision on this case is not expected within the next 12 months.  In connection with this case, the Company has extended the statute of limitations on its tax years after 1991.

As a result of settlements with taxing authorities during the third quarter, the Company reclassified unrecognized tax benefits of $168 from other long-term liabilities to deferred income taxes and accrued taxes payable.  See Note 4 for further discussion of the adoption of FIN 48.

Effective February 3, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statement No. 87, 99, 106 and 132(R), which requires the recognition of the funded status of its retirement plans on the Consolidated Balance Sheet.  Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”).  The Company currently uses a December 31 measurement date.  Effective for 2008, the statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  The Company will adopt the measurement date change in fiscal 2008.  See Note14 for further discussion of the adoption of SFAS 158.

Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective method.  Under this method, the Company recognizes compensation expense for all share-based awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  For all share-based awards granted on or after January 29, 2006, the Company recognizes compensation expense based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  See Note10 for further discussion of the adoption of SFAS 123(R).

16.       RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  SFAS No. 160 will require the consolidation of noncontrolling interests as a component of equity.  SFAS No. 160 will become effective for the Company’s fiscal year beginning February 1, 2009.  The Company is currently evaluating the effect the adoption of SFAS No. 160 will have on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R), which replaces SFAS No. 141.  SFAS No. 141R further expands the definitions of a business and the fair value measurement and reporting in a business combination.  SFAS No. 141R will become effective for the Company’s fiscal year beginning February 1, 2009.  The Company is currently evaluating the effect the adoption of SFAS No. 141R will have on its Consolidated Financial Statements.

In March 2007, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures on an entity’s derivative and hedging activities.  SFAS No. 161 will become effective for the Company’s fiscal year beginning February 1, 2009.  The Company is currently evaluating the effect the adoption of SFAS No. 161 will have on its Consolidated Financial Statements.

17.       GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of its subsidiaries (the “Guarantor Subsidiaries”).  At February 2, 2008, a total of approximately $6,766 of Guaranteed Notes was outstanding.  The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of The Kroger Co.  Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.  The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pre-tax earnings, cash flow, and equity.  Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below.

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

The following tables present summarized financial information as of February 2, 2008 and February 3, 2007 and for the three years ended February 2, 2008.

Condensed Consolidating

Balance Sheets

As of February 2, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$26	$216	$—	$242
Deposits in-transit	76	600	—	676
Receivables	152	2,515	(1,881)	786
Net inventories	420	4,435	—	4,855
Prepaid and other current assets	373	182	—	555

Total current assets	1,047	7,948	(1,881)	7,114
Property, plant and equipment, net	1,684	10,814	—	12,498
Goodwill	56	2,088	—	2,144
Adjustment to reflect fair value interest rate hedges	11	—	—	11
Other assets	1,412	657	(1,537)	532
Investment in and advances to subsidiaries	11,979	—	(11,979)	—

Total Assets	$16,189	$21,507	$(15,397)	$22,299

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,592	$—	$—	$1,592
Accounts payable	1,822	5,646	(3,418)	4,050
Other current liabilities	—	3,045	—	3,045

Total current liabilities	3,414	8,691	(3,418)	8,687
Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	6,485	—	—	6,485
Adjustment to reflect fair value interest rate hedges	44	—	—	44

Long-term debt including obligations under capital leases and financing obligations	6,529	—	—	6,529
Other long-term liabilities	1,332	837	—	2,169

Total Liabilities	11,275	9,528	(3,418)	17,385
Shareowners’ Equity	4,914	11,979	(11,979)	4,914

Total Liabilities and Shareowners’ equity	$16,189	$21,507	$(15,397)	$22,299

Condensed Consolidating

Balance Sheets

As of February 3, 2007

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$25	$164	$—	$189
Deposits in-transit	69	545	—	614
Receivables	168	1,982	(1,372)	778
Net inventories	406	4,203	—	4,609
Prepaid and other current assets	371	194	—	565

Total current assets	1,039	7,088	(1,372)	6,755
Property, plant and equipment, net	1,429	10,350	—	11,779
Goodwill	56	2,136	—	2,192
Other assets	1,184	612	(1,307)	489
Investment in and advances to subsidiaries	11,510	—	(11,510)	—

Total Assets	$15,218	$20,186	$(14,189)	$21,215

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$906	$—	$—	$906
Accounts payable	1,614	4,869	(2,679)	3,804
Other current liabilities	—	2,871	—	2,871

Total current liabilities	2,520	7,740	(2,679)	7,581
Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	6,136	—	—	6,136
Adjustment to reflect fair value interest rate hedges	18	—	—	18

Long-term debt including obligations under capital leases and financing obligations	6,154	—	—	6,154
Other long-term liabilities	1,621	936	—	2,557

Total Liabilities	10,295	8,676	(2,679)	16,292
Shareowners’ Equity	4,923	11,510	(11,510)	4,923

Total Liabilities and Shareowners’ equity	$15,218	$20,186	$(14,189)	$21,215

Condensed Consolidating

Statements of Operations

For the Year ended February 2, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$9,022	$62,482	$(1,269)	$70,235
Merchandise costs, including warehousing and transportation	6,877	48,171	(1,269)	53,779
Operating, general and administrative	1,666	10,489	—	12,155
Rent	125	519	—	644
Depreciation and amortization	148	1,208	—	1,356

Operating profit	206	2,095	—	2,301
Interest expense	468	6	—	474
Equity in earnings of subsidiaries	1,511	—	(1,511)	—

Earnings (loss) before tax expense	1,249	2,089	(1,511)	1,827
Tax expense	68	578	—	646

Net earnings (loss)	$1,181	$1,511	$(1,511)	$1,181

Condensed Consolidating

Statements of Operations

For the Year ended February 3, 2007

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$8,731	$58,383	$(1,003)	$66,111
Merchandise costs, including warehousing and transportation	6,630	44,488	(1,003)	50,115
Operating, general and administrative	1,697	10,142	—	11,839
Rent	132	517	—	649
Depreciation and amortization	136	1,136	—	1,272

Operating profit	136	2,100	—	2,236
Interest expense	480	8	—	488
Equity in earnings of subsidiaries	1,843	—	(1,843)	—

Earnings before income tax expense	1,499	2,092	(1,843)	1,748
Income tax expense	384	249	—	633

Net earnings	$1,115	$1,843	$(1,843)	$1,115

Condensed Consolidating

Statements of Operations

For the Year ended January 28, 2006

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$8,693	$52,822	$(962)	$60,553
Merchandise costs, including warehousing and transportation	6,502	40,021	(958)	45,565
Operating, general and administrative	1,657	9,368	2	11,027
Rent	165	502	(6)	661
Depreciation and amortization	139	1,126	—	1,265

Operating profit	230	1,805	—	2,035
Interest expense	498	12	—	510
Equity in earnings of subsidiaries	1,164	—	(1,164)	—

Earnings before income tax expense	896	1,793	(1,164)	1,525
Income tax expense (benefit)	(62)	629	—	567

Net earnings	$958	$1,164	$(1,164)	$958

Condensed Consolidating

Statements of Cash Flows

For the Year ended February 2, 2008

	The Kroger Co.	Guarantor Subsidiaries	Consolidated

Net cash (used) provided by operating activities	$(433)	$3,014	$2,581

Cash flows from investing activities:
Payments for capital expenditures	(210)	(1,916)	(2,126)
Other	(29)	(63)	(92)

Net cash used by investing activities	(239)	(1,979)	(2,218)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,590	—	1,590
Payments on long-term debt	(560)	—	(560)
Proceeds from issuance of capital stock	224	—	224
Treasury stock purchases	(1,421)	—	(1,421)
Dividends paid	(202)	—	(202)
Other	—	59	59
Net change in advances to subsidiaries	1,042	(1,042)	—

Net cash (used) provided by financing activities	673	(983)	(310)

Net decrease in cash and temporary cash investments	1	52	53
Cash and temporary cash investments:
Beginning of year	25	164	189

End of year	$26	$216	$242

Condensed Consolidating

Statements of Cash Flows

For the Year ended February 3, 2007

	The Kroger Co.	Guarantor Subsidiaries	Consolidated

Net cash provided by operating activities	$152	$2,199	$2,351

Cash flows from investing activities:
Payments for capital expenditures	(143)	(1,540)	(1,683)
Other	56	40	96

Net cash used by investing activities	(87)	(1,500)	(1,587)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	362	—	362
Payments on long-term debt	(556)	—	(556)
Proceeds from issuance of capital stock	168	—	168
Treasury stock purchases	(633)	—	(633)
Dividends paid	(140)	—	(140)
Other	18	(4)	14
Net change in advances to subsidiaries	702	(702)	—

Net cash used by financing activities	(79)	(706)	(785)

Net decrease in cash and temporary cash investments	(14)	(7)	(21)
Cash and temporary cash investments:
Beginning of year	39	171	210

End of year	$25	$164	$189

Condensed Consolidating

Statements of Cash Flows

For the Year ended January 28, 2006

	The Kroger Co.	Guarantor Subsidiaries	Consolidated

Net cash provided by operating activities	$1,171	$1,021	$2,192

Cash flows from investing activities:
Payments fro capital expenditures	(188)	(1,118)	(1,306)
Other	11	16	27

Net cash used by investing activities	(177)	(1,102)	(1,279)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	14	—	14
Payments on long-term debt	(764)	(33)	(797)
Proceeds from issuance of capital stock	78	—	78
Treasury stock purchases	(252)	—	(252)
Other	77	33	(110)
Net change in advances to subsidiaries	(140)	140	—

Net cash provided (used) by financing activities	(987)	140	(847)

Net increase in cash and temporary cash investments	7	59	66
Cash and temporary cash investments:
Beginning of year	32	112	144

End of year	$39	$171	$210

18.       QUARTERLY DATA (UNAUDITED)

	Quarter
2007	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$20,726	$16,139	$16,135	$17,235	$70,235
Net earnings	$337	$267	$254	$323	$1,181
Net earnings per basic common share	$0.48	$0.38	$0.37	$0.48	$1.71
Average number of shares used in basic calculation	706	702	678	668	690
Net earnings per diluted common share	$0.47	$0.38	$0.37	$0.48	$1.69
Average number of shares used in diluted calculation	715	709	685	676	698

	Quarter
2006	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (13 Weeks)	Total Year (53 Weeks)
Sales	$19,415	$15,138	$14,699	$16,859	$66,111
Net earnings	$306	$209	$215	$385	$1,115
Net earnings per basic common share	$0.42	$0.29	$0.30	$0.55	$1.56
Average number of shares used in basic calculation	722	719	712	706	715
Net earnings per diluted common share	$0.42	$0.29	$0.30	$0.54	$1.54
Average number of shares used in diluted calculation	729	725	720	715	723

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of February 2, 2008, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of February 2, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in Kroger’s internal control over financial reporting during the fiscal quarter ended February 2, 2008, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of February 2, 2008.

The effectiveness of the Company’s internal control over financial reporting as of February 2, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the copies of all Section 16(a) forms received by the Company, or written representations from certain persons that no Forms 5 were required by those persons, the Company believes that during fiscal year 2007 all filing requirements applicable to its officers, directors and 10% beneficial owners were timely satisfied, with three exceptions.  M. Elizabeth Van Oflen filed a Form 4 reporting a 2006 restricted stock award that was not reported on a prior Form 4, Don McGeorge filed a Form 5 reporting his wife’s sale of a fractional share from her Company 401(k) account that was not reported on a prior Form 4, and Susan Phillips filed a Form 5 reporting shares purchased through dividend reinvestment in 2007 that was not reported on a prior Form 4.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of March 28, 2008.  Except as otherwise noted, each person has held office for at least five years.  Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History
Donald E. Becker	59

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

William T. Boehm	60

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

David B. Dillon	57

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

Kevin M. Dougherty	55

Mr. Dougherty was elected Group Vice President, Logistics effective May 6, 2004. Mr. Dougherty joined the Company as Vice President, Supply Chain Operations in 2001. Before joining the Company, he maintained an independent consulting practice focusing on logistics and operational performance.

Joseph A. Grieshaber, Jr.	50

Mr. Grieshaber was elected Group Vice President, Perishables Merchandising and Procurement, effective August 4, 2003. Prior to this, he held a variety of management positions within the Company, most recently serving as Vice President of Merchandising for the Company’s Great Lakes Marketing Area. Mr. Grieshaber joined the Company in 1983.

Paul W. Heldman	56

Mr. Heldman was elected Executive Vice President effective May 5, 2006, Senior Vice President effective October 5, 1997, Secretary on May 21, 1992, and Vice President and General Counsel effective June 18, 1989. Prior to his election, he held various positions in the Company’s Law Department. Mr. Heldman joined the Company in 1982.

Scott M. Henderson	52

Mr. Henderson was elected Vice President effective June 26, 2003 and Treasurer effective January 6, 2002. Mr. Henderson joined the Company in 1981 as Manager of Financial Reporting. He held a variety of management positions and was promoted to Vice President of Planning in February 2000.

Christopher T. Hjelm	46

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

Carver L. Johnson	58

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

Lynn Marmer	55

Ms. Marmer was elected Group Vice President, Corporate Affairs effective January 19, 1998. Prior to her election, Ms. Marmer was an attorney in the Company’s Law Department. Ms. Marmer joined the Company in 1997. Before joining the Company she was a partner in the law firm of Dinsmore & Shohl.

Don W. McGeorge	53

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

W. Rodney McMullen	47

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

M. Marnette Perry	56

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

J. Michael Schlotman	50

Mr. Schlotman was elected Senior Vice President effective June 26, 2003, and Group Vice President and Chief Financial Officer effective January 26, 2000. Prior to that he was elected Vice President and Corporate Controller in 1995, and served in various positions in corporate accounting since joining the Company in 1985.

Paul J. Scutt	59

Mr. Scutt was elected Senior Vice President of Retail Operations on September 16, 2004 and he was elected Group Vice President of Retail Operations effective May 21, 2002. He has held a number of significant positions with the Company including Regional Vice President of the Company’s Hutchinson operations, and most recently as President of the Company’s Central Marketing Area.

M. Elizabeth Van Oflen	50

Ms. Van Oflen was elected Vice President and Controller on April 11, 2003. Prior to her election, she held various positions in the Company’s Finance and Tax Departments. Ms. Van Oflen joined the Company in 1982.

Della Wall	56

Ms. Wall was elected Group Vice President, Human Resources effective April 9, 2004. Prior to her election, she held various key positions in the Company’s human resources department, manufacturing group and drug store division, most recently serving as Vice President of Human Resources. Ms. Wall joined the Company in 1971.

R. Pete Williams	53

Mr. Williams was elected Senior Vice President on August 19, 2007. Prior to his election, Mr. Williams held a variety of key management positions with the Company, including President of the Company’s Mid-Atlantic Marketing Area, Vice President of Operations, Vice President of Merchandising, and Director of Labor Relations. He joined the Company in 1977.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, and Executive Compensation in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information regarding shares outstanding and available for issuance under the Company’s existing equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
			Number of securities
			remaining for future
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	issuance under equity compensation plans excluding securities reflected in column (a)

Equity compensation plans approved by security holders	44,781,032	$20.94	10,868,150
Equity compensation plans not approved by security holders	—	$—	—
Total	44,781,032	$20.94	10,868,150

The remainder of the information required by this Item is set forth in the Beneficial Ownership of Common Stock table in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information required by this Item is set forth in the sections entitled Related Person Transactions and Information Concerning the Board of Directors-Independence in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007
Consolidated Statements of Operations for the years ended February 2, 2008, February 3, 2007 and January 28, 2006
Consolidated Statements of Cash Flows for the years ended February 2, 2008, February 3, 2007 and January 28, 2006
Consolidated Statement of Changes in Shareowners Equity
Notes to Consolidated Financial Statements

(a)2.	Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

(a)3.(b)	Exhibits

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

10.2*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for fiscal year ended January 29, 2005.

10.3*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for fiscal year ended January 29, 2005.

10.4*	The Kroger Co. 401(k) Retirement Savings Account Restoration Plan. Incorporated by reference to Exhibit 10.4 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.5*	Dillon Companies, Inc. Excess Benefit Pension Plan. Incorporated by reference to Exhibit 10.5 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.6*	The Kroger Co. Supplemental Retirement Plans for Certain Benefit Plan Participants. Incorporated by reference to Exhibit 10.6 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.7*	2006 Long-Term Bonus Plan. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on December 14, 2005.

10.8*	The Kroger Co. 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 23, 2005.

10.9*	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.9 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.10*	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.10 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.11	Five Year Credit Agreement dated as of November 15, 2006, incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on November 20, 2006.

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

10.14*	Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of The Kroger Co.’s Form 8-K dated December 10, 2004.

10.15*	The Kroger Co. Employee Protection Plan dated December 13, 2007.

10.16*	2008 Long-Term Bonus Plan.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications

*  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: April 1, 2008	By	(*David B. Dillon)
David B. Dillon
Chief Executive Officer
(principal executive officer)

Dated: April 1, 2008	By	(*J. Michael Schlotman)
J. Michael Schlotman
Chief Financial Officer
(principal financial officer)

Dated: April 1, 2008	By	(*M. Elizabeth Van Oflen)
M. Elizabeth Van Oflen
Vice President & Controller
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 1st of April 2008.

(*Reuben V. Anderson)	Director
Reuben V. Anderson

(*Robert D. Beyer)	Director
Robert D. Beyer

(*John L. Clendenin)	Director
John L Clendenin

(*David B. Dillon)	Chairman, Chief Executive Officer and Director
David B. Dillon

(*Susan J. Kropf)	Director
Susan J. Kropf

(*John T. LaMacchia)	Director
John T. LaMacchia

(*David B. Lewis)	Director
David B. Lewis

(*Don W. McGeorge)	President, Chief Operating Officer, and Director
Don W. McGeorge

(*W. Rodney McMullen)	Vice Chairman and Director
W. Rodney McMullen

(*Jorge P. Montoya)	Director
Jorge P. Montoya

(*Clyde R. Moore)	Director
Clyde R. Moore

(*Katherine D. Ortega)	Director
Katherine D. Ortega

(*Susan M. Phillips)	Director
Susan M. Phillips

(*Steven R. Rogel)	Director
Steven R. Rogel

(*James A. Runde)	Director
James A. Runde

(*Ronald L. Sargent)	Director
Ronald L. Sargent

(*Bobby S. Shackouls)	Director
Bobby S. Shackouls

By:	(*Bruce M. Gack)
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

10.2*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for fiscal year ended January 29, 2005.

10.3*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for fiscal year ended January 29, 2005.

10.4*	The Kroger Co. 401(k) Retirement Savings Account Restoration Plan. Incorporated by reference to Exhibit 10.4 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.5*	Dillon Companies, Inc. Excess Benefit Pension Plan. Incorporated by reference to Exhibit 10.5 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.6*	The Kroger Co. Supplemental Retirement Plans for Certain Benefit Plan Participants. Incorporated by reference to Exhibit 10.6 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.7*	2006 Long Term Bonus Plan. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on December 14, 2005.

10.8*	The Kroger Co. 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 23, 2005.

10.9*	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.9 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.10*	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.10 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.11	Five Year Credit Agreement dated as of November 15, 2006, incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on November 20, 2006.

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

10.14*	Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of The Kroger Co.’s Form 8-K dated December 10, 2004.

10.15*	The Kroger Co. Employee Protection Plan.

10.16*	2008 Long-Term Bonus Plan.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications

*  Management contract or compensatory plan or arrangement.