Form 10-Q
period 2008-05-24
KROGER CO
filed 2008-07-02
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 24, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒.

There were 654,911,035 shares of Common Stock ($1 par value) outstanding as of June 27, 2008.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	First Quarter Ended
	May 24,	May 26,
	2008	2007
Sales	$23,107	$20,726
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	17,852	15,834
Operating, general and administrative	3,851	3,609
Rent	207	189
Depreciation and amortization	432	404

Operating profit	765	690
Interest expense	152	146

Earnings before income tax expense	613	544
Income tax expense	227	207

Net earnings	$386	$337

Net earnings per basic common share	$0.59	$0.48
Average number of common shares used in basic calculation	657	706

Net earnings per diluted share	$0.58	$0.47
Average number of common shares used in diluted calculation	664	715

Dividends declared per common share	$.09	$.075

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	May 24,	February 2,
	2008	2008
ASSETS
Current assets
Cash and temporary cash investments	$307	$242
Deposits in-transit	661	676
Receivables	781	786
FIFO inventory	5,514	5,459
LIFO credit	(644)	(604)
Prefunded employee benefits	63	300
Prepaid and other current assets	268	255
Total current assets	6,950	7,114

Property, plant and equipment, net	12,698	12,498
Goodwill	2,246	2,144
Other assets	536	543

Total Assets	$22,430	$22,299

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$527	$1,592
Accounts payable	4,296	4,050
Accrued salaries and wages	759	815
Deferred income taxes	239	239
Other current liabilities	2,020	1,993
Total current liabilities	7,841	8,689

Long-term debt including obligations under capital leases and financing obligations
Face-value long-term debt including obligations under capital leases and financing obligations	7,237	6,485
Adjustment to reflect fair-value interest rate hedges	38	44
Long-term debt including obligations under capital leases and financing obligations	7,275	6,529

Deferred income taxes	428	367
Other long-term liabilities	1,815	1,800

Total Liabilities	17,359	17,385

Minority interests	97	—

Commitments and contingencies (see Note 10)

SHAREOWNERS’ EQUITY

Preferred stock, $100 par per share, 5 shares authorized and unissued	—	—
Common stock, $1 par per share, 1,000 shares authorized; 950 shares issued in 2008 and 947 shares issued in 2007	950	947
Additional paid-in capital	3,134	3,031
Accumulated other comprehensive loss	(117)	(122)
Accumulated earnings	6,807	6,480
Common stock in treasury, at cost, 298 shares in 2008 and 284 shares in 2007	(5,800)	(5,422)

Total Shareowners’ Equity	4,974	4,914

Total Liabilities and Shareowners’ Equity	$22,430	$22,299

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Quarter Ended
	May 24, 2008	May 26, 2007
Cash Flows from Operating Activities:
Net earnings	$386	$337
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	432	404
LIFO charge	40	20
Stock-based employee compensation	25	22
Expense for Company-sponsored pension plans	9	19
Deferred income taxes	59	(12)
Other	10	8
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	15	43
Receivables	6	50
Inventories	(52)	(109)
Prepaid expenses	224	286
Accounts payable	273	90
Accrued expenses	(118)	(162)
Income tax payables and receivables	17	158
Contribution to Company-sponsored pension plans	—	(50)
Other	16	5

Net cash provided by operating activities	1,342	1,109

Cash Flows from Investing Activities:
Payments for capital expenditures	(577)	(608)
Proceeds from sale of assets	23	14
Payments for acquisitions	(80)	—
Other	1	(7)

Net cash used by investing activities	(633)	(601)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	775	—
Dividends paid	(50)	(46)
Payments on long-term debt	(975)	(214)
Payments on credit facility	(127)	(242)
Excess tax benefits on stock-based awards	4	28
Proceeds from issuance of capital stock	80	123
Treasury stock purchases	(381)	(132)
Decrease in book overdrafts	(28)	(29)
Other	(7)	3

Net cash used by financing activities	(709)	(509)

Net increase (decrease) in cash and temporary cash investments	—	(1)

Cash from Consolidated Variable Interest Entity	65	—

Cash and temporary cash investments:
Beginning of year	242	189
End of quarter	$307	$188

Reconciliation of capital expenditures:
Payments for property and equipment	$(577)	$(608)
Changes in construction-in-progress payables	(60)	52
Total capital expenditures	$(637)	$(556)

Disclosure of cash flow information:
Cash paid during the quarter for interest	$148	$140
Cash paid during the quarter for income taxes	$139	$20

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

1.              ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries, and a Variable Interest Entity (“VIE”) in which the Company is the primary beneficiary.  The February 2, 2008 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”). Significant intercompany transactions and balances have been eliminated. References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the 2007 Annual Report on Form 10-K of The Kroger Co. filed with the SEC on April 1, 2008.

The unaudited information in the Consolidated Financial Statements for the first quarter ended May 24, 2008 and May 26, 2007 includes the results of operations of the Company for the 16-week periods then ended.

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

The following table summarizes accrual activity for future lease obligations of stores that were closed in the normal course of business and locations closed in California prior to the Fred Meyer merger in 1999.

	Future Lease Obligations
	2008	2007
Balance at beginning of year	$74	$89
Additions	2	2
Payments	(4)	(6)
Adjustments	2	(1)
Balance at end of first quarter	$74	$84

2.              GOODWILL AND BUSINESS ACQUISTIONS

The following table summarizes the changes in the Company’s net goodwill balance through May 24, 2008.

Goodwill
Balance at February 2, 2008	$2,144
Goodwill recorded	102
Balance at May 24, 2008	$2,246

In the first quarter of 2008, the Company made an investment in The Little Clinic LLC (“TLC”).  TLC operates walk-in medical clinics in seven states, primarily located in the Midwest and Southeast.  At the date of investment, TLC was determined to be a Variable Interest Entity (“VIE”) under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R), with the Company being the primary beneficiary.  As a result, the Company consolidated TLC in accordance with FIN 46R.  The minority interest was recorded at fair value on the acquisition date.  Fair value of TLC was determined based on the amount of the investment made by the Company and the percentage acquired.  The Company’s preliminary assessment of goodwill represents the excess of this amount over the fair value of TLC’s net assets as of the investment date.

The pro forma effect of this investment is not material to previously reported results.

3.              DEBT OBLIGATIONS

Long-term debt consists of:

	May 24,	February 2,
	2008	2008
Credit Facility	$443	$570
4.95% to 9.20% Senior Notes and Debentures due through 2031	6,588	6,766
5.00% to 9.95% mortgages due in varying amounts through 2034	165	166
Other	138	137

Total debt, excluding capital leases and financing obligations	7,334	7,639

Less current portion	(499)	(1,564)

Total long-term debt, excluding capital leases and financing obligations	$6,835	$6,075

During the first quarter of 2008, the Company issued $400 of senior notes bearing an interest rate of 5.0% due in 2013 and $375 of senior notes bearing an interest rate of 6.9% due in 2038.

4.              COMPREHENSIVE INCOME

Comprehensive income is as follows:

	First Quarter Ended
	May 24, 2008	May 26, 2007
Net earnings	$386	$337
Unrealized gain on hedging activities, net of tax(1)	3	4
Amortization of amounts included in net periodic pension expense(2)	1	7
Other	1	1
Comprehensive income	$391	$349

(1)	Amount is net of tax of $2 for the first quarter of 2008 and $2 for the first quarter of 2007.
(2)	Amount is net of tax of $1 for the first quarter of 2008 and $5 for the first quarter of 2007.

During 2008 and 2007, unrealized gains and losses on hedging activities included in other comprehensive income consisted of reclassifications of unrealized gains and losses on cash flow hedges into net earnings.  In 2007, other comprehensive income also consisted of market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet date.

5.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first quarter of 2008 and 2007.

	First Quarter
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$12	$13	$3	$5
Interest cost	48	45	6	6
Expected return on plan assets	(55)	(51)	—	—
Amortization of:
Prior service cost	1	1	(2)	(2)
Actuarial loss	3	11	—	—

Net periodic benefit cost	$9	$19	$7	$9

The Company contributed $50 to Company-sponsored pension plans in the first quarter of 2007.

The Company contributed $31 and $29 to employee 401(k) retirement savings accounts in the first quarter of 2008 and 2007, respectively.

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

6.              INCOME TAXES

The effective income tax rate was 37.0% and 38.1% for the first quarter of 2008 and 2007, respectively.  The 2008 and 2007 effective income tax rate differed from the federal statutory rate primarily due to the effect of state income taxes.  The first quarter 2008 effective income tax rate was lower than the first quarter 2007 effective income tax rate due primarily to the favorable resolution of tax issues in the last half of 2007 that have continuing impact in later years.  There were no material changes in unrecognized tax benefits during the first quarter of 2008.

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

	First Quarter Ended May 24, 2008			First Quarter Ended May 26, 2007
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per basic common share	$386	657	$0.59	$337	706	$0.48
Dilutive effect of stock options and restricted stock		7			9

Earnings per diluted common share	$386	664	$0.58	$337	715	$0.47

The Company had options outstanding for approximately 10 and 33 shares during the first quarter of 2008 and 2007, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

8.              RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 will require the consolidation of noncontrolling interests as a component of equity. SFAS No. 160 will become effective for the Company’s fiscal year beginning February 1, 2009. The Company is currently evaluating the effect the adoption of SFAS No. 160 will have on its Consolidated Financial Statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No 161). SFAS No. 161 requires enhanced disclosures on an entity’s derivative and hedging activities. SFAS No. 161 will become effective for the Company’s fiscal year beginning February 1, 2009. The Company is currently evaluating the effect the adoption of SFAS No. 161 will have on its Consolidated Financial Statements.

9.              GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At May 24, 2008, a total of approximately $6,588 of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

The following tables present summarized financial information as of May 24, 2008 and February 2, 2008 and for the first quarter ended May 24, 2008 and May 26, 2007:

Condensed Consolidating

Balance Sheets

As of May 24, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$24	$283	$—	$307
Deposits in-transit	74	587	—	661
Receivables	183	2,479	(1,881)	781
Net inventories	425	4,445	—	4,870
Prepaid and other current assets	133	198	—	331

Total current assets	839	7,992	(1,881)	6,950

Property, plant and equipment, net	1,727	10,971	—	12,698
Goodwill	107	2,139	—	2,246
Adjustment to reflect fair value interest rate hedges	6	—	—	6
Other assets	1,511	635	(1,616)	530
Investment in and advances to subsidiaries	12,079	—	(12,079)	—

Total assets	$16,269	$21,737	$(15,576)	$22,430

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$527	$—	$—	$527
Accounts payable	2,134	5,659	(3,497)	4,296
Other current liabilities	—	3,018	—	3,018

Total current liabilities	2,661	8,677	(3,497)	7,841

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	7,237	—	—	7,237
Adjustment to reflect fair value interest rate hedges	38	—	—	38

Long-term debt including obligations under capital leases and financing obligations	7,275	—	—	7,275
Other long-term liabilities	1,262	981	—	2,243

Total liabilities	11,198	9,658	(3,497)	17,359

Minority interests	97	—	—	97

Shareowners’ Equity	4,974	12,079	(12,079)	4,974

Total liabilities and shareowners’ equity	$16,269	$21,737	$(15,576)	$22,430

Condensed Consolidating

Balance Sheets

As of February 2, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$26	$216	$—	$242
Deposits in-transit	76	600	—	676
Receivables	152	2,515	(1,881)	786
Net inventories	420	4,435	—	4,855
Prepaid and other current assets	373	182	—	555

Total current assets	1,047	7,948	(1,881)	7,114

Property, plant and equipment, net	1,684	10,814	—	12,498
Goodwill	56	2,088	—	2,144
Adjustment to reflect fair value interest rate hedges	11	—	—	11
Other assets	1,412	657	(1,537)	532
Investment in and advances to subsidiaries	11,979	—	(11,979)	—

Total assets	$16,189	$21,507	$(15,397)	$22,299

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,592	$—	$—	$1,592
Accounts payable	1,822	5,646	(3,418)	4,050
Other current liabilities	—	3,045	—	3,045

Total current liabilities	3,414	8,691	(3,418)	8,687

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	6,485	—	—	6,485
Adjustment to reflect fair value interest rate hedges	44	—	—	44

Long-term debt including obligations under capital leases and financing obligations	6,529	—	—	6,529
Other long-term liabilities	1,332	837	—	2,169

Total liabilities	11,275	9,528	(3,418)	17,385

Shareowners’ Equity	4,914	11,979	(11,979)	4,914

Total liabilities and shareowners’ equity	$16,189	$21,507	$(15,397)	$22,299

Condensed Consolidating

Statements of Operations

For the Quarter Ended May 24, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$3,072	$20,322	$(287)	$23,107
Merchandise costs, including warehousing and transportation	2,511	15,628	(287)	17,852
Operating, general and administrative	513	3,338	—	3,851
Rent	42	165	—	207
Depreciation and amortization	52	380	—	432

Operating profit (loss)	(46)	811	—	765
Interest expense	150	2	—	152
Equity in earnings of subsidiaries	554	—	(554)	—

Earnings (loss) before income tax expense	358	809	(554)	613
Income tax expense (benefit)	(28)	255	—	227

Net earnings (loss)	$386	$554	$(554)	$386

Condensed Consolidating

Statements of Operations

For the Quarter Ended May 26, 2007

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,724	$18,361	$(359)	$20,726
Merchandise costs, including warehousing and transportation	2,211	13,982	(359)	15,834
Operating, general and administrative	522	3,087	—	3,609
Rent	36	153	—	189
Depreciation and amortization	46	358	—	404

Operating profit (loss)	(91)	781	—	690
Interest expense	144	2	—	146
Equity in earnings of subsidiaries	588	—	(588)	—

Earnings (loss) before income tax expense	353	779	(588)	544
Income tax expense	16	191	—	207

Net earnings (loss)	$337	$588	$(588)	$337

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended May 24, 2008

	The Kroger Co.	Guarantor Subsidiaries	Consolidated

Net cash provided by operating activities	$252	$1,090	$1,342

Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(57)	(520)	(577)
Other	(32)	(24)	(56)

Net cash used by investing activities	(89)	(544)	(633)

Cash flows from financing activities:
Dividends paid	(50)	—	(50)
Proceeds from issuance of long-term debt	775	—	775
Payments for long-term debt	(1,102)	—	(1,102)
Proceeds from issuance of capital stock	84	—	84
Treasury stock purchases	(381)	—	(381)
Other	(10)	(25)	(35)
Net change in advances to subsidiaries	454	(454)	—

Net cash used by financing activities	(230)	(479)	(709)

Net increase (decrease) in cash	(67)	67	—

Cash from consolidated Variable Interest Entity	65	—	65

Cash:
Beginning of year	26	216	242

End of quarter	$24	$283	$307

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended May 26, 2007

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$709	$400	$1,109

Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(46)	(562)	(608)
Other	4	3	7

Net cash used by investing activities	(42)	(559)	(601)

Cash flows from financing activities:
Dividends paid	(46)	—	(46)
Proceeds from issuance of long-term debt	3	—	3
Payments for long-term debt	(456)	—	(456)
Proceeds from issuance of common stock	151	—	151
Treasury stock purchases	(132)	—	(132)
Other	1	(30)	(29)
Net change in advances to subsidiaries	(190)	190	—

Net cash provided (used) by financing activities	(669)	160	(509)

Net increase (decrease) in cash	(2)	1	(1)
Cash:
Beginning of year	25	164	189

End of quarter	$23	$165	$188

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

Litigation – On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase.  The Company believes that it has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained.  However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company.  As of May 24, 2008, an adverse decision would require a cash payment up to approximately $424, including interest.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”), which was designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California, violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. On May 28, 2008, pursuant to a stipulation between the parties, the court entered a final judgment in favor of the defendants.  As a result of the stipulation and final judgment, there are no further claims to be litigated at the trial court level.  The Attorney General has appealed a trial court ruling to the Ninth Circuit Court of Appeals and the defendants are appealing a separate ruling.  Although this lawsuit is subject to uncertainties inherent to the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Guarantees – The Company has guaranteed half of the indebtedness of two real estate entities in which Kroger has a 50% ownership interest.  The Company’s share of the responsibility for this indebtedness, should the entities be unable to meet their obligations, totals approximately $7.  Based on the covenants underlying this indebtedness as of May 24, 2008, it is unlikely that the Company will be responsible for repayment of these obligations.  The Company also agreed to guarantee, up to $25, the indebtedness of an entity in which Kroger has a 25% ownership interest.  The Company’s share of the responsibility, as of May 24, 2008, should the entity be unable to meet its obligations, totals approximately $15 and is collateralized by $7 of inventory located in the Company’s stores.

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

Benefit Plans – The Company administers certain non-contributory defined benefit retirement plans and contributory defined contribution retirement plans for substantially all non-union employees and some union-represented employees as determined by the terms and conditions of collective bargaining agreements. Funding for the defined benefit pension plans is based on a review of the specific requirements, and an evaluation of the assets and liabilities, of each plan.  Funding for the Company’s matching and automatic contributions under the defined contribution plans is based on years of service, plan compensation, and amount of contributions by participants.

In addition to providing pension benefits, the Company provides certain health care benefits for retired employees. Funding for the retiree health care benefits occurs as claims or premiums are paid.

The determination of the obligation and expense for the Company’s defined benefit retirement pension plan and other post-retirement benefits is dependent on the Company’s selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in the Company’s 2007 Annual Report on Form 10-K and include, among others, the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company contributed $50 to its Company-sponsored defined benefit pension plans in the first quarter of 2007. The Company expects these contributions will reduce its minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.  In addition, we expect to make matching cash contributions to our 401 (k) Retirement Savings Account Plan, a defined contribution plan, of approximately $100 in 2008.

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

Based on the most recent information available to it, the Company believes that the present value of actuarial accrued liabilities in most or all of these multi-employer plans exceeds the value of the assets held in trust to pay benefits. Because the Company is one of a number of employers contributing to these plans, it is difficult to ascertain what the Company’s “share” of the underfunding would be, although we anticipate the Company’s contributions to these plans will increase each year. Although underfunding can result in the imposition of excise taxes on contributing employers, other factors such as increased contributions, changes in benefits, and improved investment performance can reduce underfunding so that excise taxes are not triggered. Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined, in accordance with SFAS No. 87, Employers’ Accounting for Pensions.

11.  FAIR VALUE INTEREST RATE HEDGES

The Company has unamortized proceeds from six interest rate swaps once classified as fair value hedges totaling approximately $32.  The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt.

During the first quarter of 2008, the Company terminated a forward-starting interest rate swap in a notional amount of $250 classified as a cash flow hedge in the amount of $12.  The unamortized payment has been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedge relates are made.

At the end of the first quarter of 2008, the Company maintained three interest rate swap agreements that are being accounted for as fair value hedges. As of May 24, 2008, other long-term assets totaling $8 have been recorded to reflect the fair value of these agreements, offset by increases in the fair value of the underlying debt.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a market-based framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 does not expand or require any new fair value measurements.  SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  FASB Staff Position (FSP) 157-2 “Partial Deferral of the Effective Date of Statement No. 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  Effective February 3, 2008, the Company adopted SFAS 157, except for non-financial assets and non-financial liabilities as deferred until February 1, 2009 by FSP 157-2.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities;

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable;

Level 3 – Unobservable pricing inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing an asset or liability.

For those financial instruments carried at fair value in the consolidated financial statements, the following table summarizes the fair value of these instruments at May 24, 2008:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$16	$—	$—	$16
Interest Rate Hedges	—	8	—	8
Total	$16	$8	$—	$24

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

First quarter 2008 total sales increased 11.5% to $23.1 billion as compared to the first quarter of 2007.  Identical supermarket sales increased 9.2% with fuel and 5.8% without fuel. This growth was broad-based across all of the Company’s regional divisions and most departments with particular strength in Grocery, Nutrition, Deli and Bakery.

For the first quarter of 2008, net earnings totaled $386 million, or $0.58 per diluted share.  We believe that our first quarter results demonstrate the resiliency of our Customer 1st strategy.  We believe that our associates are connecting well with customers and that our strategy to invest in lower prices continues to drive identical supermarket sales growth and create shareholder value.

Based on the strength of Kroger’s first quarter results, we raised our identical supermarket sales and earnings guidance for fiscal 2008.  We now anticipate full-year identical sales growth of 4.0% - 5.5%, excluding fuel.  Our previous guidance for identical supermarket sales growth was 3.0% - 5.0%, excluding fuel.  For earnings, we are increasing the lower end of our expected range to $1.85 per share from $1.83 per share.  We are now projecting earnings to be $1.85 per share to $1.90 per share for fiscal 2008. Our updated earnings guidance reflects 9% to 12% growth over fiscal 2007 earnings of $1.69 per diluted share, which we consider to be a solid growth rate in a challenging economy.  This growth, plus Kroger’s dividend yield of slightly more than 1%, creates a strong value for shareholders.    Please refer to the “Outlook” section for more information on this guidance.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $386 million for the first quarter of 2008, an increase of 14.5% from net earnings of $337 million for the first quarter of 2007. The increase in our net earnings resulted from increased sales and gross profit, offset by a LIFO charge of $40 million pre-tax, compared to a LIFO charge of $20 million pre-tax in 2007.  The first quarter results for 2007 included an $18 million pre-tax expense related to labor unrest at one of our distribution centers.

Our net income produced earnings of $0.58 per diluted share for the first quarter of 2008, which represented an increase of 23.4% over net earnings of $0.47 per diluted share for the first quarter of 2007. Earnings per share growth resulted from increased net earnings combined with the repurchase of 63 million shares of our stock over the past four quarters.

Sales

Total Sales

($ in millions)

	First Quarter
	2008	Percentage Increase	2007	Percentage Increase
Total supermarket sales without fuel	$19,231	7.6%	$17,876	5.3%
Total supermarket fuel sales	2,417	52.5%	1,585	22.4%

Total supermarket sales	21,648	11.2%	19,461	6.5%
Other sales(1)	1,459	15.4%	1,265	10.2%

Total sales	$23,107	11.5%	$20,726	6.7%

(1)	Other sales primarily relate to sales at convenience stores, including fuel, jewelry stores and sales by our manufacturing plants to outside firms.

The change in our total sales was primarily the result of identical supermarket sales increases, increased fuel gallons, and the acquisition of 38 stores in the first and third quarters of 2007.  Increased transaction count, average transaction size, as well as inflation in many core grocery and perishable categories in the first quarter of 2008 were all responsible for our increases in identical supermarket sales and total sales, excluding fuel.  Identical supermarket sales growth for the first quarter of 2008 was 9.2% with fuel and 5.8% excluding supermarket fuel operations.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage. Our identical supermarket sales results are summarized in the table below. We used the identical supermarket dollar figures presented to calculate first quarter 2008 percent changes.

Identical Supermarket Sales

($ in millions)

	First Quarter
	2008	2007
Including fuel centers	$20,262	$18,554
Excluding fuel centers	$18,033	$17,045

Including fuel centers	9.2%	6.0%
Excluding fuel centers	5.8%	5.2%

We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations. Our comparable supermarket sales results are summarized in the table below.  We used the comparable supermarket dollar figures presented to calculate first quarter 2008 percent changes.

Comparable Supermarket Sales

($ in millions)

	First Quarter
	2008	2007
Including fuel centers	$21,015	$19,196
Excluding fuel centers	$18,668	$17,627

Including fuel centers	9.5%	6.4%
Excluding fuel centers	5.9%	5.4%

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as sales minus merchandise costs, including advertising, warehousing and transportation, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expense. FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate was 22.92% for the first quarter of 2008, as compared to 23.70% for the first quarter of 2007.  Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations and expenses related to labor unrest at one of our distribution centers in the first quarter of 2007, our first quarter 2008 FIFO gross margin rate decreased 5 basis points compared to the first quarter of 2007.  Improvements during the first quarter of 2008 in shrink expense compared to the first quarter of 2007 helped us to offer to our customers lower prices in important categories.

LIFO Charge

The LIFO charge in the first quarter of 2008 and 2007 was $40 million and $20 million, respectively.  Like many food retailers, we continue to experience product cost inflation at levels not seen in several years.  We estimate that our product cost inflation during the first quarter of 2008 was 3.5%, compared to 2.0% during the first quarter of 2007, excluding fuel.  This increase in product cost inflation caused the increase in the LIFO charge in the first quarter of 2008.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percent of sales, decreased 74 basis points to 16.67% for the first quarter of 2008 from 17.41% for the first quarter of 2007.    The growth in our retail fuel sales lowers our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percent of sales excluding fuel, decreased 17 basis points in the first quarter of 2008 compared to the first quarter of 2007.  The decrease in our OG&A rate in 2008, excluding the effect of retail fuel operations, resulted primarily from increased identical sales growth and lower benefit costs associated with certain labor contracts.

Rent Expense

Rent expense was $207 million, or 0.90% of sales, for the first quarter of 2008, compared to $189 million, or 0.91% of sales, for the first quarter of 2007.  The decrease in rent expense, as a percent of sales, results from strong sales growth and our continued strategy to own rather than lease whenever possible.  The increase in rent expense in the first quarter of 2008, in total dollars, compared to the first quarter of 2007, was primarily due to lease buyout payments received from landlords in the first quarter of 2007.

Depreciation Expense

Depreciation expense was $432 million, or 1.87% of total sales, for the first quarter of 2008 compared to $404 million, or 1.95% of total sales, for the first quarter of 2007.  The increase in deprecation expense, in total dollars, was the result of higher capital expenditures during the last rolling four quarters ending with the first quarter of 2008, compared to the comparable period in 2007.  Excluding the effect of retail fuel operations, depreciation as a percent of sales, remained constant in the first quarter of 2008 compared to the same period of 2007.

Interest Expense

Net interest expense was $152 million, or 0.66% of total sales, and $146 million, or 0.71% of total sales, in the first quarter of 2008 and 2007, respectively.  The increase in net interest expense for 2008, when compared to 2007, resulted from a $1.2 billion increase in total debt at May 24, 2008, compared to May 26, 2007.

Income Taxes

Our effective income tax rate was 37.0% for the first quarter of 2008 and 38.1% for the first quarter of 2007.  The 2008 and 2007 effective income tax rate differed from the federal statutory rate primarily due to the effect of state income taxes.  The first quarter 2008 effective income tax rate was lower than the first quarter 2007 effective income tax rate due to the favorable resolution of tax issues in the last half of 2007 that have continuing impact in later years.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flow Information

Net cash provided by operating activities

We generated $1.3 billion of cash from operating activities during the first quarter of 2008, compared to $1.1 billion in 2007.  The cash provided by operating activities came from strong net earnings adjusted for non-cash expenses and increases in accounts payable.  Cash used for increases in inventory balances and decreasing accrued expenses was more than offset by increases in accounts payable.  Prepaid expenses also decreased significantly since year-end, reflecting prepayments of certain employee benefits at year-end.  During the first quarter of 2008, we did not make a voluntary cash contribution to Kroger sponsored pension plans.  In the first quarter of 2007, we contributed $50 million to Kroger sponsored pension plans.

The amount of cash paid for income taxes was higher in the first quarter of 2008 compared to the first quarter of 2007 due to higher quarterly income and revised regulations for federal estimated payments.

Net cash used by investing activities

We used $633 million of cash for investing activities during the first quarter of 2008 compared to $601 million during the first quarter of 2007.  The amount of cash used for investing activities increased in the first quarter of 2008 versus 2007 due to payments for acquisitions offset slightly by lower capital spending.

Net cash used by financing activities

We used $709 million of cash for financing activities in the first quarter of 2008 compared to $509 million in the first quarter of 2007.  The increase in the amount of cash used for financing activities was primarily related to purchases of stock, which are held treasury.  Increased payments on long-term debt offset proceeds from the issuance of long-term debt and a reduction in the amount of payments made on our revolving credit facility.  Proceeds from the issuance of common stock resulted from exercises of employee stock options.

Debt Management

As of May 24, 2008, we maintained a $2.5 billion, five-year revolving credit facility that, unless extended, terminates in 2011.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement. In addition to the credit agreement, we maintained four money market lines totaling $125 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of May 24, 2008, we had net outstanding commercial paper and borrowings under our money market lines totaling $368 million and $75 million, respectively, that reduced amounts available under our credit agreement and had no borrowings under the credit agreement. The outstanding letters of credit that reduced the funds available under our credit agreement totaled $365 million as of May 24, 2008.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants. As of May 24, 2008, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $1.2 billion to $7.8 billion as of the end of the first quarter of 2008, from $6.6 billion as of the end of the first quarter of 2007. Total debt decreased $320 million as of the end of the first quarter of 2008 from $8.1 billion as of year-end 2007.  The increase as of the end of the first quarter of 2008, compared to the end of the first quarter of 2007, resulted from the net proceeds of and payments on senior notes during the last three quarters of 2007, along with the issuance of $400 million of senior notes bearing an interest rate of 5.00%, $375 million of senior notes bearing an interest rate of 6.90% and increased borrowings under our money market lines and outstanding commercial paper, offset by the repayment of $200 million of senior notes bearing an interest rate of 6.375% and $750 million of senior notes bearing an interest rate of 7.45% that came due in 2008.

   Common Stock Repurchase Program

During the first quarter of 2008, we invested $381 million to repurchase 15 million shares of Kroger stock at an average price of $25.46 per share. These shares were reacquired under two separate stock repurchase programs.  The first is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on January 18, 2008.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. As of May 24, 2008, we had approximately $644 million remaining under the January 2008 repurchase program.

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions, totaled $637 million for the first quarter of 2008 compared to $556 million for the first quarter of 2007. During the first quarter of 2008, we opened, acquired, expanded or relocated 23 food stores and also completed 36 within-the-wall remodels.  Total food store square footage increased 1.9% from the first quarter of 2007. Excluding acquisitions and operational closings, total food store square footage increased 1.8% in the first quarter of 2008 as compared to the first quarter of 2007.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Except as noted below, our critical accounting policies are summarized in our 2007 Annual Report on Form 10-K filed with the SEC on April 1, 2008.

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

Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a market-based framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 does not expand or require any new fair value measurements.  SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  FASB Staff Position (FSP) 157-2 “Partial Deferral of the Effective Date of Statement No. 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  Effective February 3, 2008, we adopted SFAS 157, except for non-financial assets and non-financial liabilities as deferred until February 1, 2009 by FSP 157-2.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities;

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable;

Level 3 – Unobservable pricing inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing an asset or liability.

For those financial instruments carried at fair value in the consolidated financial statements, the following table summarizes the fair value of these instruments at May 24, 2008:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$16	$—	$—	$16
Interest Rate Hedges	—	8	—	8
Total	$16	$8	$—	$24

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (SFAS No. 160).  SFAS No. 160 will require the consolidation of noncontrolling interests as a component of equity.  SFAS No. 160 will become effective for the Company’s fiscal year beginning February 1, 2009.  We are currently evaluating the effect the adoption of SFAS No. 160 will have on our Consolidated Financial Statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161).   SFAS No. 161 requires enhanced disclosures on an entity’s derivative and hedging activities.  SFAS No. 161 will become effective for the Company’s fiscal year beginning February 1, 2009.  We are currently evaluating the effect the adoption of SFAS No. 161 will have on our Consolidated Financial Statements.

OUTLOOK

This discussion and analysis contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected change in net earnings; identical supermarket sales growth; expected pension plan contributions; our ability to generate operating cash flow; projected capital expenditures; square footage growth; opportunities to reduce costs; cash flow requirements; and our operating plan for the future; and are indicated by words such as “comfortable,” “committed,” “will,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

•	We expect earnings per share in the range of $1.85-$1.90 for 2008. This represents earnings per share growth of approximately 9%-12% in 2008.

•	We anticipate that the 4th quarter of 2008 earnings per share growth rate will be higher than the annual growth rate, and the 3rd quarter will be lower than the annual growth rate.

•	We expect identical supermarket sales growth, excluding fuel sales, of 4.0%-5.5% in 2008.

•

In 2008, we will continue to focus on sales growth and balancing investments in gross margin and improved customer service with operating cost reductions to provide a better shopping experience for our customers.  We expect non-fuel operating margins to improve slightly in 2008.

•

In 2008, we expect the LIFO charge to be approximately $130 million. Our actual LIFO expense for 2008 will be determined in the fourth quarter, based on inflation rates and product mix of our inventories at that time.

•	We plan to use free cash flow to repurchase stock and pay cash dividends.

•	We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•

Capital expenditures reflect our strategy of growth through expansion, as well as focusing on productivity increase from our existing store base through remodels.  In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements.  The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and is expected to reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investment for 2008 to be in the range of $2.0 billion - $2.2 billion, excluding acquisitions.  Total food store square footage is expected to grow approximately 2.0%-2.5% before acquisitions and operational closings.

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

•	We expect that our effective tax rate for 2008 will be approximately 37% - 37.5%.

•	We expect rent expense, as a percent of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•

We believe that in 2008 there will be opportunities to reduce our operating costs in such areas as administration, productivity improvements, shrink and warehousing. These savings will be invested in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•

Although we are not required to make cash contributions to our Company-sponsored pension plans during fiscal 2008, contributions may be made if our cash flows from operations exceed our expectations or if required under the Pension Protection Act to limit any benefit restrictions.  We expect any elective contributions made during 2008 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions. In addition, we expect to contribute and expense $100 million in 2008 to the 401(k) Retirement Savings Account Plan as automatic and matching contributions to participants.

•

If actual results differ significantly from anticipated future results for certain reporting units, an impairment loss for any excess of the carrying value of the division’s goodwill over the implied fair value would have to be recognized.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•

We have various labor agreements expiring in 2008, covering associates in Columbus, Las Vegas, Nashville, Phoenix and Portland.  In all of these store contracts, rising health care and pension costs will continue to be an important issue in negotiations. A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.

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

•	In addition to the factors identified above, our identical supermarket sales growth could be affected by increases in Kroger private label sales.

•	Our operating margins, without fuel, could fail to improve as expected if we are unsuccessful at containing our operating costs.

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

•

A supplier of the Company has recalled ground beef, and as a result we have removed from sale and encouraged customers to return products containing this ground beef. The recall affects a large number of our stores, and could have an adverse impact on our sales and earnings trends.

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

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly for 2008.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the SEC on April 1, 2008.

Item 4.    Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 24, 2008. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended May 24, 2008, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Litigation – On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”), which was designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California, violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. On May 28, 2008, pursuant to a stipulation between the parties, the court entered a final judgment in favor of the defendants.  As a result of the stipulation and final judgment, there are no further claims to be litigated at the trial court level.  The Attorney General has appealed a trial court ruling to the Ninth Circuit Court of Appeals and the defendants are appealing a separate ruling.  Although this lawsuit is subject to uncertainties inherent to the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
February 3, 2008 to March 1, 2008	3,296,496	$25.93	3,296,496	$859
Second four weeks
March 2, 2008 to March 29, 2008	4,289,571	$25.04	4,287,923	$764
Third four weeks
March 30, 2008 to April 26, 2008	4,620,163	$24.68	4,536,258	$690
Fourth four weeks
April 27, 2008 to May 24, 2008	2,939,176	$26.79	2,939,176	$644
Total	15,145,406	$25.46	15,059,853	$644

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of 2008 contained four 28-day periods.
(2)

Shares were repurchased under (i) a $1 billion stock repurchase program, authorized by the Board of Directors on January 18, 2008, and (ii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option plans which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. Total shares purchased include shares that were surrendered to the Company by participants in the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

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

EXHIBIT 3.2	-	The Company’s regulations are herby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007, filed with the SEC on July 3, 2007.

EXHIBIT 4.1	-

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

EXHIBIT 10.1*	-	Form of Stock Option Agreement

EXHIBIT 31.1	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

*	Management contract or compensation plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: July 2, 2008	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: July 2, 2008	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -

Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

Exhibit 3.2 -	The Company’s regulations are herby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007, filed with the SEC on July 3, 2007.

Exhibit 4.1 -

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 10.1* -	Form of Stock Option Agreement

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

Exhibit 32.1 -	Section 1350 Certifications.

Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

*	Management contract or compensation plan or arrangement in which directors or executive officers are eligible to participate.