Form 10-Q
period 2008-08-16
KROGER CO
filed 2008-09-24
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 16, 2008

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

There were 652,477,042 shares of Common Stock ($1 par value) outstanding as of September 19, 2008.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 16, 2008	August 18, 2007	August 16, 2008	August 18, 2007
Sales	$18,053	$16,139	$41,160	$36,865
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	14,072	12,315	31,924	28,149
Operating, general and administrative	2,955	2,827	6,806	6,436
Rent	151	149	358	338
Depreciation and amortization	327	311	759	715
Operating profit	548	537	1,313	1,227
Interest expense	112	104	264	250
Earnings before income tax expense	436	433	1,049	977
Income tax expense	159	166	386	373
Net earnings	$277	$267	$663	$604

Net earnings per basic common share	$0.42	$0.38	$1.01	$0.86
Average number of common shares used in basic calculation	651	702	655	704

Net earnings per diluted share	$0.42	$0.38	$1.00	$0.85
Average number of common shares used in diluted calculation	659	709	662	712

Dividends declared per common share	$.09	$.075	$.18	$.15

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	August 16,	February 2,
	2008	2008
ASSETS
Current assets
Cash and temporary cash investments	$270	$242
Deposits in-transit	662	676
Receivables	770	786
FIFO inventory	5,420	5,459
LIFO credit	(690)	(604)
Prefunded employee benefits	—	300
Prepaid and other current assets	272	255
Total current assets	6,704	7,114

Property, plant and equipment, net	12,825	12,498
Goodwill	2,246	2,144
Other assets	525	543

Total Assets	$22,300	$22,299

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$731	$1,592
Accounts payable	3,979	4,050
Accrued salaries and wages	764	815
Deferred income taxes	239	239
Other current liabilities	2,159	1,993
Total current liabilities	7,872	8,689

Long-term debt including obligations under capital leases and financing obligations
Face-value long-term debt including obligations under capital leases and financing obligations	6,861	6,485
Adjustment to reflect fair-value interest rate hedges	34	44
Long-term debt including obligations under capital leases and financing obligations	6,895	6,529

Deferred income taxes	475	367
Other long-term liabilities	1,813	1,800

Total Liabilities	17,055	17,385

Minority interests	100	—

Commitments and contingencies (see Note 11)

SHAREOWNERS’ EQUITY

Preferred stock, $100 par per share, 5 shares authorized and unissued	—	—
Common stock, $1 par per share, 1,000 shares authorized; 954 shares issued in 2008 and 947 shares issued in 2007	954	947
Additional paid-in capital	3,227	3,031
Accumulated other comprehensive loss	(116)	(122)
Accumulated earnings	7,024	6,480
Common stock in treasury, at cost, 303 shares in 2008 and 284 shares in 2007	(5,944)	(5,422)

Total Shareowners’ Equity	5,145	4,914

Total Liabilities and Shareowners’ Equity	$22,300	$22,299

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Two Quarters Ended
	August 16, 2008	August 18, 2007
Cash Flows from Operating Activities:
Net earnings	$663	$604
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	759	715
LIFO charge	86	60
Stock-based employee compensation	48	48
Expense for Company-sponsored pension plans	16	33
Deferred income taxes	106	(13)
Other	17	23
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	14	50
Receivables	16	90
Inventories	40	(11)
Prepaid expenses	283	303
Accounts payable	20	26
Accrued expenses	(3)	(54)
Income tax payables and receivables	50	306
Contribution to Company-sponsored pension plans	—	(50)
Other	11	25

Net cash provided by operating activities	2,126	2,155

Cash Flows from Investing Activities:
Payments for capital expenditures	(1,053)	(1,075)
Proceeds from sale of assets	49	23
Payments for acquisitions	(80)	(86)
Other	—	(32)

Net cash used by investing activities	(1,084)	(1,170)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	775	300
Dividends paid	(109)	(99)
Payments on long-term debt	(987)	(534)
Payments on credit facility	(288)	(152)
Excess tax benefits on stock-based awards	9	31
Proceeds from issuance of capital stock	157	151
Treasury stock purchases	(539)	(710)
Increase (decrease) in book overdrafts	(92)	4
Other	(5)	(1)

Net cash used by financing activities	(1,079)	(1,010)

Net decrease in cash and temporary cash investments	(37)	(25)

Cash from Consolidated Variable Interest Entity	65	—

Cash and temporary cash investments:
Beginning of year	242	189
End of quarter	$270	$164

Reconciliation of capital expenditures:
Payments for property and equipment	$(1,053)	$(1,075)
Changes in construction-in-progress payables	(62)	38
Total capital expenditures	$(1,115)	$(1,037)

Disclosure of cash flow information:
Cash paid during the year for interest	$294	$245
Cash paid during the year for income taxes	$283	$26

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

The unaudited information in the Consolidated Financial Statements for the second quarter and two quarters ended August 16, 2008 and August 18, 2007 includes the results of operations of the Company for the 12-week and 28-week periods then ended.

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

The Company recorded asset impairments in the normal course of business totaling $2 in the second quarter of 2008 and $4 in the second quarter of 2007.  During the first two quarters of 2008 and 2007, the Company recorded asset impairments in the normal course of business totaling $17 and $11, respectively.

The following table summarizes accrual activity for future lease obligations of stores that were closed in the normal course of business and locations closed in California prior to the Fred Meyer merger in 1999.

	Future Lease Obligations
	2008	2007
Balance at beginning of year	$74	$89
Additions	2	4
Payments	(7)	(9)
Adjustments	5	(9)
Balance at end of second quarter	$74	$75

2.              GOODWILL AND BUSINESS ACQUISTIONS

The following table summarizes the changes in the Company’s net goodwill balance through August 16, 2008.

Goodwill
Balance at February 2, 2008	$2,144
Goodwill recorded	102
Balance at August 16, 2008	$2,246

In the first quarter of 2008, the Company made an investment in The Little Clinic LLC (“TLC”).  TLC operates walk-in medical clinics in seven states, primarily located in the Midwest and Southeast.  At the date of investment, TLC was determined to be a Variable Interest Entity (“VIE”) under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R), with the Company being the primary beneficiary.  As a result, the Company consolidated TLC in accordance with FIN 46R.  The minority interest was recorded at fair value on the acquisition date.  The fair value of TLC was determined based on the amount of the investment made by the Company and the percentage acquired.  The Company’s preliminary assessment of goodwill represents the excess of this amount over the fair value of TLC’s net assets as of the investment date.

The pro forma effect of this investment is not material to previously reported results.

3.              STOCK OPTION PLANS

The Company recognized total stock-based compensation of $23 and $25 in the second quarter ended August 16, 2008 and August 18, 2007, respectively.  The Company recorded $48 of stock-based compensation for the two quarters ended both August 16, 2008 and August 18, 2007.  These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

The Company grants options for common stock (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the stock at the date of grant. In addition to stock options, the Company awards restricted stock to employees under various plans.  Equity awards may be made once each quarter on a predetermined date.  It has been the Company’s practice to make a general annual grant, which occurred in the second quarter of 2008.

Stock options granted in the first two quarters of 2008 expire 10 years from the date of the grant and vest from one year to five years from the date of grant. Restricted stock awards granted in the first two quarters of 2008 have restrictions that lapse in one year to five years from the date of the awards. All awards become immediately exercisable upon certain changes of control of the Company.

Changes in equity awards outstanding under the plans are summarized below.

Stock Options

	Shares subject to option	Weighted-average exercise price
Outstanding, February 2, 2008	44.8	$20.94
Granted	3.4	$28.57
Exercised	(7.4)	$21.41
Canceled or Expired	(0.2)	$22.40

Outstanding, August 16, 2008	40.6	$21.49

Restricted Stock

	Restricted shares outstanding	Weighted-average grant-date fair value
Outstanding, February 2, 2008	3.4	$25.89
Granted	2.4	$28.52
Lapsed	(1.6)	$26.79
Canceled or Expired	—	$—

Outstanding, August 16, 2008	4.2	$27.07

The weighted-average fair value of stock options granted during the first two quarters ended August 16, 2008 and August 18, 2007, was $8.67 and $9.92, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

The following table reflects the weighted average assumptions used for grants awarded to option holders:

	2008	2007
Risk-free interest rate	3.64%	5.06%
Expected dividend yield	1.50%	1.40%
Expected volatility	27.89%	29.23%
Expected term	6.8 Years	6.9 Years

4.              DEBT OBLIGATIONS

Long-term debt consists of:

	August 16,	February 2,
	2008	2008
Credit Facility, Commercial Paper and Money Market Borrowings	$282	$570
4.95% to 9.20% Senior Notes due through 2038	6,588	6,766
5.00% to 9.95% mortgages due in varying amounts through 2034	159	166
Other	137	137

Total debt, excluding capital leases and financing obligations	7,166	7,639

Less current portion	(703)	(1,564)

Total long-term debt, excluding capital leases and financing obligations	$6,463	$6,075

During the first quarter of 2008, the Company issued $400 of senior notes bearing an interest rate of 5.0% due in 2013 and $375 of senior notes bearing an interest rate of 6.9% due in 2038.

5.              COMPREHENSIVE INCOME

    Comprehensive income is as follows:

	Second Quarter Ended		Year-To-Date
	August 16, 2008	August 18, 2007	August 16, 2008	August 18, 2007
Net earnings	$277	$267	$663	$604
Unrealized gain on hedging activities, net of tax(1)	—	5	3	9
Amortization of unrealized gains and losses on hedging activities, net of tax(2)	1	—	1	—
Amortization of amounts included in net periodic pension expense(3)	1	5	2	12
Other	(1)	—	—	1
Comprehensive income	$278	$277	$669	$626

(1)     Amount is net of tax of $3 for the second quarter of 2007.  Amount is net of tax of $2 for the first two quarters of 2008 and $5 for the first two quarters of 2007.

(2)     Amount is net of tax of $1 for the second quarter of 2008 and $1 for the first two quarters of 2008.

(3)     Amount is net of tax of $1 for the second quarter of 2008 and $3 for the second quarter of 2007.  Amount is net of tax of $2 for the first two quarters of 2008 and $8 for the first two quarters of 2007.

During 2008 and 2007, unrealized gains and losses on hedging activities included in other comprehensive income consisted of reclassifications of unrealized gains and losses on cash flow hedges into net earnings.  In 2007, other comprehensive income also consisted of market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet dates.

6.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the second quarter of 2008 and 2007.

	Second Quarter
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$9	$10	$2	$3
Interest cost	36	34	5	5
Expected return on plan assets	(41)	(38)	—	—
Amortization of:
Prior service cost	1	—	(1)	(1)
Actuarial loss	2	8	—	—

Net periodic benefit cost	$7	$14	$6	$7

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first two quarters of 2008 and 2007.

	Year-To-Date
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$21	$23	$5	$8
Interest cost	84	79	11	11
Expected return on plan assets	(96)	(89)	—	—
Amortization of:
Prior service cost	2	1	(3)	(3)
Actuarial loss	5	19	—	—

Net periodic benefit cost	$16	$33	$13	$16

The Company contributed $50 to Company-sponsored pension plans in the first two quarters of 2007.

The Company contributed $51 and $47 to employee 401(k) retirement savings accounts in the first two quarters of 2008 and 2007, respectively.

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

7.              INCOME TAXES

The effective income tax rate was 36.8% and 38.2% for the first two quarters of 2008 and 2007, respectively.  The 2008 and 2007 effective income tax rate differed from the federal statutory rate primarily due to the effect of state income taxes.  The current year rate benefited from the favorable resolution of certain tax issues, whereas an unfavorable resolution of certain tax issues and state legislative changes affected the prior year rate.  There were no material changes in unrecognized tax benefits during the first two quarters of 2008.

8.              EARNINGS PER COMMON SHARE

Earnings per basic common share equals net earnings divided by the weighted average number of common shares outstanding. Earnings per diluted common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and restricted stock. The following tables provide a reconciliation of net earnings and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share:

	Second Quarter Ended			Second Quarter Ended
	August 16, 2008			August 18, 2007
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per basic common share	$277	651	$0.42	$267	702	$0.38
Dilutive effect of stock options and restricted stock		8			7

Earnings per diluted common share	$277	659	$0.42	$267	709	$0.38

	Year-To-Date			Year-To-Date
	August 16, 2008			August 18, 2007
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings per basic common share	$663	655	$1.01	$604	704	$0.86
Dilutive effect of stock options and restricted stock		7			8

Earnings per diluted common share	$663	662	$1.00	$604	712	$0.85

The Company had options outstanding for approximately 7 shares and 3 shares during the second quarter of 2008 and 2007, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.  For the first two quarters of 2008 and 2007, the Company had options outstanding for approximately 6 and 4 shares, respectively, that were excluded from the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1).   FSP EITF 03-6-1clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS.  FSP EITF 03-6-1 will become effective for the Company’s fiscal year beginning February 1, 2009.  The Company is currently evaluating the effect the adoption of FSP EITF 03-6-1 will have on its Consolidated Financial Statements.

10. GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At August 16, 2008, a total of approximately $6,588 of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

The following tables present summarized financial information as of August 16, 2008 and February 2, 2008, for the second quarter ended, and the two quarters ended August 16, 2008 and August 18, 2007:

Condensed Consolidating

Balance Sheets

As of August 16, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$23	$247	$—	$270
Deposits in-transit	69	593	—	662
Receivables	174	2,477	(1,881)	770
Net inventories	492	4,238	—	4,730
Prepaid and other current assets	78	194	—	272

Total current assets	836	7,749	(1,881)	6,704

Property, plant and equipment, net	1,763	11,062	—	12,825
Goodwill	107	2,139	—	2,246
Adjustment to reflect fair value interest rate hedges	4	—	—	4
Other assets	1,528	671	(1,678)	521
Investment in and advances to subsidiaries	12,090	—	(12,090)	—

Total assets	$16,328	$21,621	$(15,649)	$22,300

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$731	$—	$—	$731
Accounts payable	2,143	5,395	(3,559)	3,979
Other current liabilities	—	3,162	—	3,162

Total current liabilities	2,874	8,557	(3,559)	7,872

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	6,861	—	—	6,861
Adjustment to reflect fair value interest rate hedges	34	—	—	34

Long-term debt including obligations under capital leases and financing obligations	6,895	—	—	6,895
Other long-term liabilities	1,314	974	—	2,288

Total liabilities	11,083	9,531	(3,559)	17,055

Minority interests	100	—	—	100

Shareowners’ Equity	5,145	12,090	(12,090)	5,145

Total liabilities and shareowners’ equity	$16,328	$21,621	$(15,649)	$22,300

Condensed Consolidating

Balance Sheets

As of February 2, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$26	$216	$—	$242
Deposits in-transit	76	600	—	676
Receivables	152	2,515	(1,881)	786
Net inventories	420	4,435	—	4,855
Prepaid and other current assets	373	182	—	555

Total current assets	1,047	7,948	(1,881)	7,114

Property, plant and equipment, net	1,684	10,814	—	12,498
Goodwill	56	2,088	—	2,144
Adjustment to reflect fair value interest rate hedges	11	—	—	11
Other assets	1,412	657	(1,537)	532
Investment in and advances to subsidiaries	11,979	—	(11,979)	—

Total assets	$16,189	$21,507	$(15,397)	$22,299

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,592	$—	$—	$1,592
Accounts payable	1,822	5,646	(3,418)	4,050
Other current liabilities	—	3,047	—	3,047

Total current liabilities	3,414	8,693	(3,418)	8,689

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	6,485	—	—	6,485
Adjustment to reflect fair value interest rate hedges	44	—	—	44

Long-term debt including obligations under capital leases and financing obligations	6,529	—	—	6,529
Other long-term liabilities	1,332	835	—	2,167

Total liabilities	11,275	9,528	(3,418)	17,385

Shareowners’ Equity	4,914	11,979	(11,979)	4,914

Total liabilities and shareowners’ equity	$16,189	$21,507	$(15,397)	$22,299

Condensed Consolidating

Statements of Operations

For the Quarter Ended August 16, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,346	$16,007	$(300)	$18,053
Merchandise costs, including warehousing and transportation	1,967	12,405	(300)	14,072
Operating, general and administrative	427	2,528	—	2,955
Rent	31	120	—	151
Depreciation and amortization	34	293	—	327

Operating profit (loss)	(113)	661	—	548
Interest expense	111	1	—	112
Equity in earnings of subsidiaries	551	—	(551)	—

Earnings (loss) before income tax expense	327	660	(551)	436
Income tax expense	50	109	—	159

Net earnings (loss)	$277	$551	$(551)	$277

Condensed Consolidating

Statements of Operations

For the Quarter Ended August 18, 2007

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,088	$14,335	$(284)	$16,139
Merchandise costs, including warehousing and transportation	1,714	10,885	(284)	12,315
Operating, general and administrative	392	2,435	—	2,827
Rent	31	118	—	149
Depreciation and amortization	32	279	—	311

Operating profit (loss)	(81)	618	—	537
Interest expense	103	1	—	104
Equity in earnings of subsidiaries	439	—	(439)	—

Earnings (loss) before income tax expense	255	617	(439)	433
Income tax expense (benefit)	(12)	178	—	166

Net earnings (loss)	$267	$439	$(439)	$267

Condensed Consolidating

Statements of Operations

For the Two Quarters Ended August 16, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$5,418	$36,329	$(587)	$41,160
Merchandise costs, including warehousing and transportation	4,478	28,033	(587)	31,924
Operating, general and administrative	940	5,866	—	6,806
Rent	73	285	—	358
Depreciation and amortization	86	673	—	759

Operating profit (loss)	(159)	1,472	—	1,313
Interest expense	261	3	—	264
Equity in earnings of subsidiaries	1,105	—	(1,105)	—

Earnings (loss) before income tax expense	685	1,469	(1,105)	1,049
Income tax expense	22	364	—	386

Net earnings (loss)	$663	$1,105	$(1,105)	$663

Condensed Consolidating

Statements of Operations

For the Two Quarters Ended August 18, 2007

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$4,812	$32,696	$(643)	$36,865
Merchandise costs, including warehousing and transportation	3,925	24,867	(643)	28,149
Operating, general and administrative	914	5,522	—	6,436
Rent	67	271	—	338
Depreciation and amortization	78	637	—	715

Operating profit (loss)	(172)	1,399	—	1,227
Interest expense	247	3	—	250
Equity in earnings of subsidiaries	1,027	—	(1,027)	—

Earnings (loss) before income tax expense	608	1,396	(1,027)	977
Income tax expense	4	396	—	373

Net earnings (loss)	$604	$1,027	$(1,027)	$604

Condensed Consolidating

Statements of Cash Flows

For the Two Quarters Ended August 16, 2008

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash (used) provided by operating activities	$29	$2,100	$2,126

Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(87)	(966)	(1,053)
Other	(18)	(13)	(31)

Net cash used by investing activities	(105)	(979)	(1,084)

Cash flows from financing activities:
Dividends paid	(109)	—	(109)
Proceeds from issuance of long-term debt	775	—	775
Payments for long-term debt	(987)	—	(987)
Proceeds from issuance of capital stock	166	—	166
Treasury stock purchases	(539)	—	(539)
Other	(288)	(97)	(385)
Net change in advances to subsidiaries	993	(993)	—

Net cash (used) provided by financing activities	11	(1,090)	(1,079)

Net increase (decrease) in cash	(68)	31	(37)

Cash from consolidated Variable Interest Entity	65	—	65

Cash:
Beginning of year	26	216	242

End of quarter	$23	$247	$270

Condensed Consolidating

Statements of Cash Flows

For the Two Quarters Ended August 18, 2007

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,029	$1,126	$2,155

Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(83)	(992)	(1,075)
Other	19	(114)	(95)

Net cash used by investing activities	(64)	(1,106)	(1,170)

Cash flows from financing activities:
Dividends paid	(99)	—	(99)
Proceeds from issuance of long-term debt	300	—	300
Payments for long-term debt	(534)	—	(534)
Proceeds from issuance of common stock	182	—	182
Treasury stock purchases	(710)	—	(710)
Other	(152)	3	(149)
Net change in advances to subsidiaries	44	(44)	—

Net cash used by financing activities	(969)	(41)	(1,010)

Net decrease in cash	(4)	(21)	(25)
Cash:
Beginning of year	25	164	189

End of quarter	$21	$143	$164

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

Litigation – On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase.  The Company believes that it has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained.  However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company.  As of August 16, 2008, an adverse decision would require a cash payment up to approximately $428, including interest.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”), which was designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California, violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. On May 28, 2008, pursuant to a stipulation between the parties, the court entered a final judgment in favor of the defendants.  As a result of the stipulation and final judgment, there are no further claims to be litigated at the trial court level.  The Attorney General has appealed a trial court ruling to the Ninth Circuit Court of Appeals and the defendants are appealing a separate ruling.  Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Guarantees – The Company has guaranteed half of the indebtedness of two real estate entities in which Kroger has a 50% ownership interest.  The Company’s share of the responsibility for this indebtedness, should the entities be unable to meet their obligations, totals approximately $7.  Based on the covenants underlying this indebtedness as of August 16, 2008, it is unlikely that the Company will be responsible for repayment of these obligations.  The Company also agreed to guarantee, up to $25, the indebtedness of an entity in which Kroger has a 25% ownership interest.  The Company’s share of the responsibility, as of August 16, 2008, should the entity be unable to meet its obligations, totals approximately $22 and is collateralized by $8 of inventory located in the Company’s stores.

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

During the first two quarters of 2008, the Company did not make a voluntary cash contribution to the Company-sponsored defined benefit pension plans.  The Company contributed $50 to its Company-sponsored defined benefit pension plans in the first two quarters of 2007. The Company expects these contributions will reduce its minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.  In addition, we expect to make matching cash contributions to our 401 (k) Retirement Savings Account Plan, a defined contribution plan, of approximately $100 in 2008.

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

12.       FAIR VALUE INTEREST RATE HEDGES

The Company has unamortized proceeds from six interest rate swaps once classified as fair value hedges totaling approximately $30.  The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining lives of the debt.

During the first quarter of 2008, the Company terminated a forward-starting interest rate swap in a notional amount of $250 classified as a cash flow hedge in the amount of $12.  The unamortized payment has been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedge relates are made.

At the end of the second quarter of 2008, the Company maintained nine interest rate swap agreements that are being accounted for as fair value hedges. As of August 16, 2008, other long-term assets totaling $4 have been recorded to reflect the fair value of these agreements, offset by increases in the fair value of the underlying debt.

13.       FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a market-based framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 does not expand or require any new fair value measurements.  SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  FASB Staff Position (FSP) 157-2 Partial Deferral of the Effective Date of Statement No. 157 (FSP 157-2), deferred the effective date of SFAS No. 157 for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  Effective February 3, 2008, the Company adopted SFAS 157, except for non-financial assets and non-financial liabilities as deferred until February 1, 2009 by FSP 157-2.

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

For those financial instruments carried at fair value in the consolidated financial statements, the following table summarizes the fair value of these instruments at August 16, 2008:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$15	$—	$—	$15
Interest Rate Hedges	—	4	—	4
Total	$15	$4	$—	$19

14.       Subsequent Events

On September 15, 2008, the Company contributed $20 to its Company-sponsored defined benefit pension plans.

In the third quarter of 2008, the Company borrowed under its credit facility rather than thru the issuance of commercial paper as a result of current limitations of the commercial paper market.

On September 19, 2008, the Company unwound three interest rate swap agreements with a total notional amount of $300 for approximately $7 that were being accounted for as fair value hedges.  These unamortized proceeds will be recorded as adjustments to the carrying values of the underlying debt and amortized over the remaining lives of the debt.

Hurricane like and its remnants have affected the Company’s operations, including fuel supply and cost, in Texas and several other states particularly Indiana, Kentucky and Ohio.  The Company is still evaluating the effect of these events on the Company’s Consolidated Financial Statements.  The Company’s property insurance programs provide comprehensive coverage for wind damage and business interruption above a $25 retention up to $725.  This coverage includes a sub-limit of $475 for flood losses above the $25 retention.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Second quarter 2008 total sales increased 11.9% to $18.1 billion compared to the second quarter of 2007.  Our sales increase was caused by both increased tonnage and product cost inflation, which we estimated to be approximately 4.9% for the second quarter of 2008.  Our identical supermarket sales increased 9.7% with fuel and 4.7% without fuel compared to the second quarter of 2007.  We continue to see growth across almost all departments except for our Drug and General Merchandise department.  Our Drug and General Merchandise department identicals were flat compared to the prior year.  We believe that the lower sales trends in Drug and General Merchandise, similar to other retailers, reflects weaker sales in certain discretionary items.  Our overall identical supermarket sales without fuel increase demonstrates the strength of our core business.

For the second quarter of 2008, net earnings totaled $277 million, or $0.42 per diluted share, an increase of $.04 over the second quarter of 2007.  Strong retail fuel operations accounted for approximately $.01 of the increase.  Our common stock repurchase program also had a favorable effect of approximately $.03 on our earnings per share results.

Based on the strength of Kroger’s sales performance during the second quarter of 2008, we raised the low end of the range for our annual identical supermarket sales guidance.  We now anticipate full-year identical supermarket sales growth of 4.5% - 5.5%, excluding fuel.  Our previous guidance for identical supermarket sales growth was 4.0% - 5.5%, excluding fuel.  In addition, despite a higher than expected LIFO charge for 2008 caused by product cost inflation, our earnings guidance for 2008 remains $1.85 to $1.90 per fully diluted share.  Our ability to achieve our guidance is subject to the uncertainties described under “Outlook” below, including uncertainties related to the impact of Hurricane Ike on our operations.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $277 million for the second quarter of 2008, an increase of 3.7% from net earnings of $267 million for the second quarter of 2007.  This increase in net earnings resulted from strong retail fuel margins, increased sales and operating profit, offset by a LIFO charge of $46.2 million pre-tax, compared to a LIFO charge of $39.7 million pre-tax in 2007.  Net earnings totaled $663 million for the first two quarters of 2008, an increase of 9.8% from net earnings of $604 for the first two quarters of 2007. The increase in our net earnings for the first two quarters of 2008 was the result of increased sales and gross profit, offset by a LIFO charge of $86.2 million pre-tax, compared to a LIFO charge of $60 million pre-tax in 2007.  Net earnings for the first two quarters of 2007 included an estimated $18 pre-tax expense related to labor unrest at one of our distribution centers.

Net earnings of $0.42 per diluted share for the second quarter of 2008 represented an increase of 10.5% over net earnings of $0.38 per diluted share for the second quarter of 2007. Net earnings of $1.00 per diluted share for the first two quarters of 2008 represented an increase of 17.6% over net earnings of $0.85 for the first two quarters of 2007.  Earnings per share growth resulted from increased net earnings combined with the repurchase of our stock over the past four quarters.

Sales

Total Sales

(in millions)

	Second Quarter				Year-To-Date
	2008	Percentage Increase	2007	Percentage Increase	2008	Percentage Increase	2007	Percentage Increase
Total supermarket sales without fuel	$14,499	5.6%	$13,725	5.5%	$33,730	6.7%	$31,601	5.4%
Total supermarket fuel sales	$2,228	63.8%	$1,360	17.5%	$4,645	57.7%	$2,945	20.1%

Total supermarket sales	$16,727	10.9%	$15,085	6.5%	$38,375	11.1%	$34,546	6.5%
Other sales(1)	1,326	25.8%	1,054	8.2%	2,785	20.1%	2,319	9.3%

Total sales	$18,053	11.9%	$16,139	6.6%	$41,160	11.7%	$36,865	6.7%

(1)	Other sales primarily relate to sales at convenience stores, including fuel, jewelry stores and sales by our manufacturing plants to outside firms.

The change in our total sales for the second quarter and first two quarters of 2008 was primarily the result of identical supermarket sales increases, increased fuel gallon sales, and inflation across all departments.  Identical supermarket sales and total sales, excluding fuel, increased due to increased transaction count, average transaction size, and inflation across all departments.  Identical supermarket sales growth for the second quarter of 2008 was 9.7% with fuel and 4.7% excluding supermarket fuel operations.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage. Our identical supermarket sales results are summarized in the table below. We used the identical supermarket dollar figures presented to calculate second quarter 2008 percent changes.

Identical Supermarket Sales

($ in millions)

	Second Quarter
	2008	2007
Including fuel centers	$15,749	$14,362
Excluding fuel centers	$13,679	$13,067

Including fuel centers	9.7%	5.8%
Excluding fuel centers	4.7%	5.1%

We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations. Our comparable supermarket sales results are summarized in the table below.  We used the comparable supermarket dollar figures presented to calculate second quarter 2008 percent changes.

Comparable Supermarket Sales

($ in millions)

	Second Quarter
	2008	2007
Including fuel centers	$16,361	$14,859
Excluding fuel centers	$14,174	$13,510

Including fuel centers	10.1%	6.1%
Excluding fuel centers	4.9%	5.3%

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as sales minus merchandise costs, including advertising, warehousing and transportation, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expense. FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate decreased 163 basis points to 22.31% for the second quarter of 2008 from 23.94% for the second quarter of 2007.  Our retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 51 basis points for the second quarter of 2008 compared to the second quarter of 2007.  Our FIFO gross margin, excluding the effect of retail fuel operations, declined during the second quarter of 2008 due to reinvesting operating cost savings into our Customer 1st strategy, increases in retail prices equal to product cost increases, and an increase in the second quarter of 2007 non fuel FIFO gross margin rate compared to the second quarter of 2006.  Our second quarter 2008 FIFO gross margin rate decline would have been less if our 2007 second quarter FIFO gross margin had been more normalized.  Inflation from previous quarters which continued into the second quarter of 2007 was passed along in retail pricing during the second quarter of 2007, causing an increase in gross margin.

Our FIFO gross margin rate declined 116 basis points to 22.65% for the first two quarters of 2008 from 23.81% for the first two quarters of 2007.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 20 basis points for the first two quarters of 2008 compared to the first two quarters of 2007, as we continue to reinvest operating cost savings pursuant to our Customer 1st strategy.

LIFO Charge

The LIFO charge in the second quarter of 2008 was $46 million compared to $40 million in the second quarter of 2007.  The LIFO charge for the first two quarters of 2008 was $86 million compared to $60 million in the first two quarters of 2007.  Like many food retailers, we continue to experience product cost inflation at levels not seen in several years.  We estimate that our product cost inflation, excluding retail fuel operations, during the second quarter of 2008 was 4.9%, compared to 2.6% during the second quarter of 2007.  This increase in product cost inflation caused the increase in the LIFO charge in the second quarter of 2008.  This higher product cost inflation in 2008 also caused the increased LIFO charge for the first two quarters of 2008 compared to 2007.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percent of sales, decreased 115 basis points to 16.37% for the second quarter of 2008 from 17.52% for the second quarter of 2007.  The growth in our retail fuel sales lowers our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percent of sales excluding fuel, decreased 28 basis points in the second quarter of 2008 compared to the second quarter of 2007.  The decrease in our OG&A rate in the second quarter of 2008, excluding the effect of retail fuel operations, resulted primarily from increased identical sales growth, lower incentive compensation expense, and the benefit of the second quarter of 2007 OG&A rate including expenses related to the pre-opening and transition costs associated with the Scott’s and Farmer Jack acquisitions.  These benefits were partially offset by inflationary pressures from credit card fees, utilities, and store supplies.

OG&A expenses, as a percent of sales, decreased 92 basis points to 16.54% for the first two quarters of 2008 from 17.46% for the first two quarters of 2007.  The growth in our retail fuel sales lowers our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percent of sales excluding fuel, decreased 22 basis points in the first two quarters of 2008 compared to the first two quarters of 2007.  The decrease in our OG&A rate in 2008, excluding the effect of retail fuel operations, resulted primarily from increased identical supermarket sales growth, lower benefit costs associated with certain labor contracts, lower incentive compensation expense and the benefit noted above related to the Scott’s and Farmer Jack acquisitions.  These benefits were partially offset by inflationary pressures from credit card fees and store supplies.

Rent Expense

Rent expense was $151 million, or 0.84% of sales, for the second quarter of 2008, compared to $149 million, or 0.92% of sales, for the second quarter of 2007.  For the year-to-date period, rent expense was $358 million, or 0.87% of total sales in 2008, compared to $338 million, or 0.92% of sales, in 2007.  The decrease in rent expense, as a percent of sales, in both the second quarter and the first two quarters of 2008, compared to the same periods of 2007, results from strong sales growth and our strategy to own rather than lease whenever possible.  The increase in rent expense in the first two quarters of 2008, in total dollars, compared to the first two quarters of 2007, was primarily due to lease buyout payments received from landlords in the first quarter of 2007.

Depreciation Expense

Depreciation expense was $327 million, or 1.81% of total sales, for the second quarter of 2008 compared to $311 million, or 1.93% of total sales, for the second quarter of 2007. Depreciation expense was $759 million, or 1.84% of total sales, for the first two quarters of 2008 compared to $715 million, or 1.94% of total sales, for the first two quarters of 2007.  The increase in depreciation expense, in total dollars, was the result of higher capital expenditures over the last four quarters ending with the second quarter of 2008 compared to the comparable period ending 2007.

Interest Expense

Net interest expense was $112 million, or 0.62% of total sales, in the second quarter of 2008 and $104 million, or 0.64% of total sales, in the second quarter of 2007.  For the year-to-date period, interest expense was $264 million, or 0.64% of total sales, in 2008 and $250 million, or 0.68% of total sales, in 2007.  The increase in net interest expense for both the quarter and year-to-date periods of 2008, when compared to the same periods of 2007, resulted primarily from a $952 million increase in total debt at August 16, 2008 compared to August 18, 2007.

Income Taxes

Our effective income tax rate was 36.5% for the second quarter of 2008 and 38.3% for the second quarter of 2007.  For the year-to-date period, our effective income tax rate was 36.8% in 2008 and 38.2% in 2007.  The 2008 and 2007 effective income tax rates differed from the federal statutory rate primarily due to the effect of state taxes.  The current year rate benefited from the favorable resolution of certain tax issues, whereas an unfavorable resolution of certain tax issues and state legislative changes affected the prior year rate.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flow Information

Net cash provided by operating activities

We generated $2.1 billion of cash from operating activities during the first two quarters of 2008, compared to $2.2 billion in the first two quarters of 2007.  The cash provided by operating activities in 2008 came from strong net earnings adjusted for non-cash expenses.  Prepaid expenses also decreased significantly since year-end, reflecting prepayments of certain employee benefits at year-end.  During the first two quarters of 2008, we did not make a voluntary cash contribution to Kroger sponsored pension plans.  In the first two quarters of 2007, we contributed $50 million to Kroger sponsored pension plans.

The amount of cash paid for income taxes was higher in the first two quarters of 2008 compared to the first two quarters of 2007 due to higher quarterly income and the timing of federal estimated payments as a result of revised regulations.

Net cash used by investing activities

We used $1.1 billion of cash for investing activities during the first two quarters of 2008 compared to $1.2 billion during the first two quarters of 2007.  The amount of cash used for investing activities decreased in the first two quarters of 2008 versus 2007 due to lower capital spending and increased proceeds from the sale of assets.

Net cash used by financing activities

We used $1.1 billion of cash for financing activities in the first two quarters of 2008 compared to $1.0 billion in the first two quarters of 2007.  The increase in the amount of cash used for financing activities was primarily related to the decrease in book overdrafts and increased payments on the credit facility described below offset by decreased treasury stock purchases.  Increased payments on long-term debt offset increased proceeds from the issuance of long-term debt.  Proceeds from the issuance of common stock resulted from exercises of employee stock options.

Debt Management

As of August 16, 2008, we maintained a $2.5 billion, five-year revolving credit facility that, unless extended, terminates in 2011.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained four money market lines totaling $125 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of August 16, 2008, we had net outstanding commercial paper of $120 million and total borrowings under our credit agreement of $50 million, that reduced amounts available under our credit agreement.  In addition, as of August 16, 2008, we had borrowings under our money market lines totaling $112 million.  The outstanding letters of credit that reduced the funds available under our credit agreement totaled $365 million as of August 16, 2008.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants. As of August 16, 2008, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $952 million to $7.6 billion as of the end of the second quarter of 2008, from $6.7 billion as of the end of the second quarter of 2007. Total debt decreased $495 million, primarily due to the decrease of our VEBA balance, as of the end of the second quarter of 2008 from $8.1 billion as of year-end 2007.  The increase as of the end of the second quarter of 2008, compared to the end of the second quarter of 2007, resulted from the net proceeds of and payments on senior notes during the last two quarters of 2007, along with the issuance of $400 million of senior notes bearing an interest rate of 5.00%, $375 million of senior notes bearing an interest rate of 6.90% and increased borrowings under our money market lines and outstanding commercial paper all during the first two quarters of 2008, offset by the repayment of $200 million of senior notes bearing an interest rate of 6.375% and $750 million of senior notes bearing an interest rate of 7.45% that came due in 2008.

On September 19, 2008, we borrowed under our credit agreement $550 million at an annualized interest rate of 4.56% for one week and $150 million at an annualized interest rate of 3.22% for one month.  These borrowings were completed due to unusual cash requirements related to Hurricane Ike and its remnants and disruptions in the commercial paper markets.  If such disruptions continue, we believe we have adequate sources of cash if needed under our credit agreement.  Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines are unwilling or unable to honor its contractual obligation to lend to us.  If borrowings under the credit agreement continue to be used due to disruptions in the commercial paper markets, interest expense for the year could be higher than expected.  In addition, one of our uncommitted money market lines totaling $50 million was canceled by the lender due to the additional borrowings under the credit agreement.

   Common Stock Repurchase Program

During the second quarter of 2008, we invested $158 million to repurchase 5.6 million shares of Kroger stock at an average price of $28.14 per share.  For the first two quarters of 2008, we invested $539 million to repurchase 20.6 million shares of Kroger stock at an average price of $26.19 per share.  These shares were reacquired under two separate stock repurchase programs.  The first is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on January 18, 2008.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. As of August 16, 2008, we had approximately $541 million remaining under the January 2008 repurchase program.  For the first two quarters of 2007, we invested $710 million to repurchase 25.9 million shares of Kroger stock at an average price of $27.39 per share under previously existing stock repurchase programs.

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

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions, totaled $478 million for the second quarter of 2008 compared to $481 million for the second quarter of 2007.  Year-to-date, capital expenditures, excluding acquisitions, totaled $1,115 million in 2008 and $1,037 million in 2007. During the second quarter of 2008, we opened, acquired, expanded or relocated 10 food stores and also completed 51 within-the-wall remodels.  During the first two quarters of 2008, we opened, acquired, expanded or relocated 33 food stores and also completed 87 within-the-wall remodels.  Total food store square footage increased 0.8% from the second quarter of 2007. Excluding acquisitions and operational closings, total food store square footage increased 0.3% over the second quarter of 2007.

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

Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a market-based framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 does not expand or require any new fair value measurements.  SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  FASB Staff Position (FSP) 157-2 Partial Deferral of the Effective Date of Statement No. 157 (FSP 157-2), deferred the effective date of SFAS No. 157 for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  Effective February 3, 2008, we adopted SFAS 157, except for non-financial assets and non-financial liabilities as deferred until February 1, 2009 by FSP 157-2.

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

For those financial instruments carried at fair value in the consolidated financial statements, the following table summarizes the fair value of these instruments at August 16, 2008:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$15	$—	$—	$15
Interest Rate Hedges	—	4	—	4
Total	$15	$4	$—	$19

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1).   FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS.  FSP EITF 03-6-1 will become effective for the Company’s fiscal year beginning February 1, 2009.  We are currently evaluating the effect the adoption of FSP EITF 03-6-1 will have on our Consolidated Financial Statements.

OUTLOOK

This discussion and analysis contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected change in net earnings; identical supermarket sales growth; expected pension plan contributions; our ability to generate operating cash flow; projected capital expenditures; square footage growth; opportunities to reduce costs; cash flow requirements; and our operating plan for the future; and are indicated by words such as “plan,” “guidance,” “will,” “expect,” “goal,” “should,” “intend,” “strategy,” “believe,” “anticipate,” “continue,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

•

We expect earnings per share in the range of $1.85-$1.90 for 2008. This represents earnings per share growth of approximately 9%-12% in 2008. In addition, our shareholder return is enhanced by our dividend.

•

We expect our earnings per share in the 3rd quarter of 2008 will range from slightly below to slightly above prior year results. We anticipate that the 4th quarter of 2008 earnings per share growth rate will be higher than the annual growth rate.

•	We expect identical supermarket sales growth, excluding fuel sales, of 4.5%-5.5% in 2008.

•

In 2008, we will continue to focus on sales growth and balancing investments in gross margin and improved customer service with operating cost reductions to provide a better shopping experience for our customers.  We expect non-fuel operating margins to be flat to slightly improved for 2008.

•

In 2008, we expect the LIFO charge to be approximately $160 million. Our actual LIFO expense for 2008 will be determined in the fourth quarter, based on inflation rates and product mix of our inventories at that time.

•	We plan to use free cash flow to repurchase stock and pay cash dividends.

•	We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•	We expect our net total debt to EBITDA ratio to show slight improvement over time.

•

Capital expenditures reflect our strategy of growth through expansion of existing stores, as well as focusing on productivity increase from our existing store base through remodels.  In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements.  The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and is expected to reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investment for 2008 to be in the range of $2.0 billion - $2.2 billion, excluding acquisitions and possible purchases of properties currently leased by the Company.  We expect total food store square footage to grow approximately 2.0%-2.5% before acquisitions and operational closings.

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

•	We expect that our effective tax rate for 2008 will be approximately 37%.

•	We expect rent expense, as a percent of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•	We believe we have adequate sources of cash if needed under our credit agreement.

•

We believe that in 2008 there will be opportunities to reduce our operating costs in such areas as administration, productivity improvements, shrink and warehousing. These savings will be invested in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•

In the third quarter of 2008, we contributed $20 million to our Company-sponsored pension plans. We expect any elective contributions made during 2008 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions. In addition, we expect to contribute and expense $100 million in 2008 to the 401(k) Retirement Savings Account Plan as automatic and matching contributions to participants.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•

Hurricane Ike and its remnants have affected Kroger’s operations, including fuel supply and cost, in Texas and several other states particularly Indiana, Kentucky, and Ohio. These conditions could have an adverse effect on our fiscal 2008 results — including identical supermarket sales growth (excluding fuel sales), net earnings per diluted share, operating margin, capital projects, and supermarket square footage growth.

•

The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the impact that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines are unwilling or unable to honor its contractual obligation to lend to us.

•

We have various labor agreements expiring in 2008, covering associates in Las Vegas, Phoenix and Portland.  In all of these store contracts, rising health care and pension costs will continue to be an important issue in negotiations. A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.

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

•

If actual results differ significantly from anticipated future results for certain reporting units and variable interest entities, an impairment loss for any excess of the carrying value of the division’s goodwill over the implied fair value would have to be recognized.

•

Our ratio of net total debt to EBITDA may not improve if our sales or earnings goals are not achieved, if our net total debt increases above our expectations, or if an adverse decision occurs regarding our Ralph’s tax court petition.

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

•

The grocery retail industry continues to experience fierce competition from other traditional food retailers, supercenters, mass merchandisers, dollar stores, hard discounters, club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive environment may cause us to reduce our prices in order to gain or maintain sales share, thus reducing margins. While we believe our opportunities for sustained profitable growth are considerable, unanticipated actions of competitors could adversely affect our sales.

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

Item 4.           Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 16, 2008. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended August 16, 2008, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

Litigation – On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”), which was designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California, violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. On May 28, 2008, pursuant to a stipulation between the parties, the court entered a final judgment in favor of the defendants.  As a result of the stipulation and final judgment, there are no further claims to be litigated at the trial court level.  The Attorney General has appealed a trial court ruling to the Ninth Circuit Court of Appeals and the defendants are appealing a separate ruling.  Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
May 25, 2008 to June 21, 2008	1,628,914	$27.38	1,628,914	$605
Second four weeks
June 22, 2008 to July 19, 2008	2,286,989	$28.54	1,825,948	$571
Third four weeks
July 20, 2008 to August 16, 2008	2,155,212	$28.40	2,150,000	$541
Total	6,071,115	$28.18	5,604,862	$541

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of 2008 contained three 28-day periods.
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

Item 4. Submission of Matters to a Vote of Security Holders.

(a)           June 26, 2008 – Annual Meeting

(c)           The shareholders elected fifteen directors to serve until the annual meeting in 2009, or until their successors have been elected and qualified, and ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008.  The shareholders approved the Kroger 2008 Long-Term Incentive and Cash Bonus Plan.  The shareholders did not approve shareholder proposals to recommend the preparation of a climate change report; to recommend the purchasing preference for suppliers using controlled-atmosphere killing of chickens; to recommend the phase out of sale of eggs from hens confined in battery cages; to recommend the preparation of a product toxicity report; or to recommend adoption of proposed compensation principles for senior executives.

To serve until 2009	For	Withheld	Abstain

Reuben V. Anderson	555,672,887	12,436,996	6,112,839
Robert D. Beyer	557,139,876	11,122,306	5,960,540
David B. Dillon	555,902,425	12,306,894	6,013,403
Susan J. Kropf	560,361,067	8,008,418	5,853,237
John T. LaMacchia	550,917,370	16,727,434	6,577,918
David B. Lewis	560,400,775	7,781,843	6,040,104
Don W. McGeorge	557,797,212	10,589,994	5,835,516
W. Rodney McMullen	557,442,986	10,937,335	5,842,401
Jorge P. Montoya	556,817,558	11,419,047	5,986,117
Clyde R. Moore	552,001,902	16,149,392	6,071,428
Susan M. Phillips	560,347,009	7,676,290	6,199,423
Steven R. Rogel	557,293,447	10,830,330	6,098,945
James A. Runde	556,684,236	11,512,245	6,026,241
Ronald L. Sargent	555,454,196	12,390,453	6,378,073
Bobby S. Shackouls	560,784,346	7,485,663	5,952,713

There were no broker non-votes with respect to the election of directors.

	For	Against	Abstain	Broker Non- Votes
Approve PricewaterhouseCoopers LLP as auditors	558,178,710	10,786,667	5,257,345	—
Approve the Kroger 2008 Long-Term Incentive and Cash Bonus Plan	487,574,558	80,949,224	5,698,940	—

	For	Against	Abstain	Broker Non- Votes
Shareholder proposal (to recommend preparation of a climate change report)	173,095,539	263,559,636	92,641,452	44,926,095
Shareholder proposal (to recommend purchasing preference for suppliers using controlled-atmosphere killing of chickens)	16,722,537	414,691,293	97,882,797	44,926,095
Shareholder proposal (to recommend phase out of sale of eggs from hens confined in battery cages)	17,937,470	415,129,804	96,229,353	44,926,095
Shareholder proposal (to recommend preparation of a product toxicity report)	166,652,778	269,020,605	93,623,244	44,926,095
Shareholder proposal (to recommend adoption of proposed compensation principles for senior executives)	195,969,154	318,325,473	15,002,000	44,926,095

Item 6. Exhibits.

EXHIBIT 3.1	-

Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

EXHIBIT 3.2	-	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007, filed with the SEC on July 3, 2007.

EXHIBIT 4.1	-

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

EXHIBIT 31.1	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibits – Statement of Computation of Ratio of Earnings to Fixed Charges.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: September 24, 2008	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: September 24, 2008	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -

Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2006, filed with the SEC on June 29, 2006.

Exhibit 3.2 -	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007, filed with the SEC on July 3, 2007.

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