Form 10-Q
period 2008-11-08
KROGER CO
filed 2008-12-17
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 8, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ .

There were 652,453,769 shares of Common Stock ($1 par value) outstanding as of December 12, 2008.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 8, 2008	November 10, 2007	November 8, 2008	November 10, 2007
Sales	$17,580	$16,135	$58,740	$53,000
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	13,552	12,402	45,476	40,551
Operating, general and administrative	3,062	2,823	9,868	9,259
Rent	152	150	510	488
Depreciation and amortization	335	315	1,094	1,030
Operating profit	479	445	1,792	1,672
Interest expense	106	110	370	360
Earnings before income tax expense	373	335	1,422	1,312
Income tax expense	136	81	522	454
Net earnings	$237	$254	$900	$858

Net earnings per basic common share	$0.37	$0.37	$1.38	$1.23
Average number of common shares used in basic calculation	649	678	653	696

Net earnings per diluted share	$0.36	$0.37	$1.36	$1.22
Average number of common shares used in diluted calculation	656	685	660	704

Dividends declared per common share	$.09	$.075	$.27	$.225

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	November 8,	February 2,
	2008	2008
ASSETS
Current assets
Cash and temporary cash investments	$280	$242
Deposits in-transit	610	676
Receivables	807	786
FIFO inventory	6,127	5,459
LIFO credit	(759)	(604)
Prefunded employee benefits	—	300
Prepaid and other current assets	254	255
Total current assets	7,319	7,114

Property, plant and equipment, net	13,085	12,498
Goodwill	2,246	2,144
Other assets	531	543

Total Assets	$23,181	$22,299

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,141	$1,592
Accounts payable	4,337	4,050
Accrued salaries and wages	789	815
Deferred income taxes	239	239
Other current liabilities	2,110	1,993
Total current liabilities	8,616	8,689

Long-term debt including obligations under capital leases and financing obligations
Face-value long-term debt including obligations under capital leases and financing obligations	6,853	6,485
Adjustment to reflect fair-value interest rate hedges	41	44
Long-term debt including obligations under capital leases and financing obligations	6,894	6,529

Deferred income taxes	517	367
Other long-term liabilities	1,789	1,800

Total Liabilities	17,816	17,385

Minority interests	96	—

Commitments and contingencies (see Note 11)

SHAREOWNERS’ EQUITY

Preferred stock, $100 par per share, 5 shares authorized and unissued	—	—
Common stock, $1 par per share, 1,000 shares authorized; 954 shares issued in 2008 and 947 shares issued in 2007	954	947
Additional paid-in capital	3,257	3,031
Accumulated other comprehensive loss	(115)	(122)
Accumulated earnings	7,203	6,480
Common stock in treasury, at cost, 306 shares in 2008 and 284 shares in 2007	(6,030)	(5,422)

Total Shareowners’ Equity	5,269	4,914

Total Liabilities and Shareowners’ Equity	$23,181	$22,299

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Three Quarters Ended
	November 8, 2008	November 10, 2007
Cash Flows from Operating Activities:
Net earnings	$900	$858
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,094	1,030
LIFO charge	155	100
Stock-based employee compensation	69	68
Expense for Company-sponsored pension plans	35	49
Deferred income taxes	147	(102)
Other	28	33
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	66	34
Receivables	(20)	34
Inventories	(667)	(659)
Prepaid expenses	302	322
Accounts payable	309	349
Accrued expenses	—	88
Income tax payables and receivables	(25)	121
Contribution to Company-sponsored pension plans	(20)	(52)
Other	(16)	4

Net cash provided by operating activities	2,357	2,277

Cash Flows from Investing Activities:
Payments for capital expenditures	(1,613)	(1,628)
Proceeds from sale of assets	51	46
Payments for acquisitions	(80)	(86)
Other	(10)	(46)

Net cash used by investing activities	(1,652)	(1,714)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	778	625
Dividends paid	(168)	(151)
Payments on long-term debt	(1,017)	(545)
Borrowings on credit facility	133	341
Excess tax benefits on stock-based awards	13	34
Proceeds from issuance of capital stock	164	181
Treasury stock purchases	(626)	(1,152)
Increase (decrease) in book overdrafts	(19)	78
Other	10	3

Net cash used by financing activities	(732)	(586)

Net decrease in cash and temporary cash investments	(27)	(23)

Cash from Consolidated Variable Interest Entity	65	—

Cash and temporary cash investments:
Beginning of year	242	189
End of quarter	$280	$166

Reconciliation of capital expenditures:
Payments for property and equipment	$(1,613)	$(1,628)
Changes in construction-in-progress payables	(106)	36
Total capital expenditures	$(1,719)	$(1,592)

Disclosure of cash flow information:
Cash paid during the year for interest	$404	$387
Cash paid during the year for income taxes	$444	$327

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

The unaudited information in the Consolidated Financial Statements for the third quarter and three quarters ended November 8, 2008 and November 10, 2007 includes the results of operations of the Company for the 12-week and 40-week periods then ended.

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

Owned stores held for disposal are adjusted to their estimated net realizable value.  Costs to reduce the carrying values of property, equipment and leasehold improvements are accounted for in accordance with the Company’s policy on impairment of long-lived assets.  Inventory write-downs, if any, in connection with store closings, are classified in “Merchandise costs.”  Costs to transfer inventory and equipment from closed stores are expensed as incurred.

The following table summarizes accrual activity for future lease obligations of stores that were closed in the normal course of business and locations closed in California prior to the Fred Meyer merger in 1999.

	Future Lease Obligations
	2008	2007
Balance at beginning of year	$74	$89
Additions	2	5
Payments	(10)	(12)
Adjustments	6	(8)
Balance at end of third quarter	$72	$74

The Company recorded asset impairments in the normal course of business totaling $5 in the third quarter of 2008 and $4 in the third quarter of 2007.  During the first three quarters of 2008 and 2007, the Company recorded asset impairments in the normal course of business totaling $21 and $15, respectively.

2.            GOODWILL AND BUSINESS ACQUISTIONS

The following table summarizes the changes in the Company’s goodwill balance through November 8, 2008.

Goodwill
Balance at February 2, 2008	$2,144
Goodwill recorded	102
Balance at November 8, 2008	$2,246

In the first quarter of 2008, the Company made an investment in The Little Clinic LLC (“TLC”).  TLC operates walk-in medical clinics in seven states, primarily in the Midwest and Southeast.  At the date of investment, TLC was determined to be a VIE under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R), with the Company being the primary beneficiary.  As a result, the Company consolidated TLC in accordance with FIN 46R.  The minority interest was recorded at fair value on the acquisition date.  The fair value of TLC was determined based on the amount of the investment made by the Company and the percentage acquired.  The Company’s assessment of goodwill represents the excess of this amount over the fair value of TLC’s net assets as of the investment date.

The pro forma effect of this investment is not material to previously reported results.

3.            STOCK OPTION PLANS

The Company recognized total stock-based compensation of $21 and $20 in the third quarter ended November 8, 2008 and November 10, 2007, respectively.  The Company recorded $69 and $68 of stock-based compensation for the first three quarters ended November 8, 2008 and November 10, 2007, respectively.  These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

The Company grants options for common stock (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the stock at the date of grant. In addition to stock options, the Company awards restricted stock to employees and its non-employee directors under various plans.  Equity awards may be made once each quarter on a predetermined date.  It has been the Company’s practice to make a general annual grant, which occurred in the second quarter of 2008.

Stock options granted in the first three quarters of 2008 expire 10 years from the date of the grant and vest from one year to five years from the date of grant. Restricted stock awards granted in the first three quarters of 2008 have restrictions that lapse in one year to five years from the date of the awards. All awards become immediately exercisable upon certain changes of control of the Company.

Changes in equity awards outstanding under the plans are summarized below.

Stock Options

	Shares subject to option	Weighted-average exercise price
Outstanding, February 2, 2008	44.8	$20.94
Granted	3.4	$28.56
Exercised	(7.8)	$21.27
Canceled or Expired	(0.2)	$22.81

Outstanding, November 8, 2008	40.2	$21.52

Restricted Stock

	Restricted shares outstanding	Weighted-average grant-date fair value
Outstanding, February 2, 2008	3.4	$25.89
Granted	2.4	$28.50
Lapsed	(1.6)	$26.70
Canceled or Expired	(0.1)	$25.48

Outstanding, November 8, 2008	4.1	$27.13

The weighted-average fair value of stock options granted during the first three quarters ended November 8, 2008 and November 10, 2007, was $8.67 and $9.91, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

The following table reflects the weighted average assumptions used for grants awarded to option holders:

	2008	2007
Risk-free interest rate	3.64%	5.06%
Expected dividend yield	1.50%	1.40%
Expected volatility	27.89%	29.21%
Expected term	6.8 Years	6.9 Years

4.            DEBT OBLIGATIONS

Long-term debt consists of:

	November 8,	February 2,
	2008	2008
Credit Facility, Commercial Paper and Money Market Borrowings	$703	$570
4.95% to 9.20% Senior Notes due through 2038	6,588	6,766
5.00% to 9.95% mortgages due in varying amounts through 2034	138	166
Other	137	137

Total debt, excluding capital leases and financing obligations	7,566	7,639

Less current portion	(1,112)	(1,564)

Total long-term debt, excluding capital leases and financing obligations	$6,454	$6,075

During the first quarter of 2008, the Company issued $400 of senior notes bearing an interest rate of 5.0% due in 2013 and $375 of senior notes bearing an interest rate of 6.9% due in 2038.

5.            COMPREHENSIVE INCOME

     Comprehensive income is as follows:

	Third Quarter Ended		Year-To-Date
	November 8, 2008	November 10, 2007	November 8, 2008	November 10, 2007
Net earnings	$237	$254	$900	$858
Unrealized gain and (losses) on hedging activities, net of tax(1)	—	(13)	3	(4)
Amortization of unrealized gains and losses on hedging activities, net of tax(2)	—	—	1	—
Amortization of amounts included in net periodic pension expense(3)	1	3	3	15
Other	—	1	—	2
Comprehensive income	$238	$245	$907	$871

(1)	Amount is net of tax of $(7) for the third quarter of 2007. Amount is net of tax of $2 for the first three quarters of 2008 and $(2) for the first three quarters of 2007.
(2)	Amount is net of tax of $1 for the first three quarters of 2008.
(3)	Amount is net of tax of $1 for the third quarter of 2007. Amount is net of tax of $2 for the first three quarters of 2008 and $9 for the first three quarters of 2007.

       During 2008 and 2007, unrealized gains and losses on hedging activities included in other comprehensive income consisted of reclassifications of unrealized gains and losses on cash flow hedges into net earnings.  In 2007, other comprehensive income also consisted of market value adjustments to reflect cash flow hedges at fair value as of the respective balance sheet dates.

6.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefit plans for the third quarter of 2008 and 2007.

	Third Quarter
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$11	$10	$3	$3
Interest cost	40	34	4	5
Expected return on plan assets	(40)	(38)	—	—
Amortization of:
Prior service cost	—	1	(2)	(1)
Actuarial loss	8	8	—	—

Net periodic benefit cost	$19	$15	$5	$7

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefit plans for the first three quarters of 2008 and 2007.

	Year-To-Date
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$32	$33	$8	$11
Interest cost	124	114	15	16
Expected return on plan assets	(136)	(127)	—	—
Amortization of:
Prior service cost	2	2	(5)	(5)
Actuarial loss	13	27	—	—

Net periodic benefit cost	$35	$49	$18	$22

The Company contributed $20 and $52 to Company-sponsored pension plans in the first three quarters of 2008 and 2007, respectively.

The Company contributed $75 and $73 to employee 401(k) retirement savings accounts in the first three quarters of 2008 and 2007, respectively.

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

7.            INCOME TAXES

The effective income tax rate was 36.7% and 34.6% for the first three quarters of 2008 and 2007, respectively.  The 2008 effective income tax rate differed from the federal statutory rate primarily due to the effect of state income taxes.  The 2007 effective income tax rate differed from the statutory rate primarily due to the effect of state income taxes and the favorable resolution of certain tax issues during the third quarter totaling approximately $40.  There were no material changes in unrecognized tax benefits during the first three quarters of 2008.

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

	Third Quarter Ended November 8, 2008			Third Quarter Ended November 10, 2007
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per basic common share	$237	649	$0.37	$254	678	$0.37
Dilutive effect of stock options and restricted stock		7			7

Earnings per diluted common share	$237	656	$0.36	$254	685	$0.37

	Year-To-Date November 8, 2008			Year-To-Date November 10, 2007
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings per basic common share	$900	653	$1.38	$858	696	$1.23
Dilutive effect of stock options and restricted stock		7			8

Earnings per diluted common share	$900	660	$1.36	$858	704	$1.22

The Company had options outstanding for approximately 12 shares and 3 shares during the third quarter of 2008 and 2007, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.  For the first three quarters of 2008 and 2007, the Company had options outstanding for approximately 11 and 2 shares, respectively, that were excluded from the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP No. EITF 03-6-1).   FSP No. EITF 03-6-1clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS.  FSP No. EITF 03-6-1 will become effective for the Company’s fiscal year beginning February 1, 2009.  The Company is currently evaluating the effect the adoption of FSP No. EITF 03-6-1 will have on its Consolidated Financial Statements.

In December 2008, the FASB issued FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FAS 140-4 and FIN 46(R)-8).   FAS 140-4 and FIN 46(R)-8 requires additional disclosures about an entity’s involvement with variable interest entities and transfers of financial assets.  FAS 140-4 and FIN 46(R)-8 will become effective for the Company’s fiscal year beginning February 1, 2009.  The Company is currently evaluating the effect the adoption of FAS 140-4 and FIN 46(R)-8 will have on its Consolidated Financial Statements.

10. GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At November 8, 2008, a total of approximately $6,588 of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

The following tables present summarized financial information as of November 8, 2008 and February 2, 2008, for the third quarter ended, and the three quarters ended November 8, 2008 and November 10, 2007:

Condensed Consolidating

Balance Sheets

As of November 8, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash, including temporary cash investments	$24	$256	$—	$280
Deposits in-transit	67	543	—	610
Receivables	205	2,483	(1,881)	807
Net inventories	523	4,845	—	5,368
Prepaid and other current assets	72	182	—	254

Total current assets	891	8,309	(1,881)	7,319

Property, plant and equipment, net	1,762	11,323	—	13,085
Goodwill	107	2,139	—	2,246
Adjustment to reflect fair value interest rate hedges	14	—	—	14
Other assets	1,636	612	(1,731)	517
Investment in and advances to subsidiaries	12,567	—	(12,567)	—

Total assets	$16,977	$22,383	$(16,179)	$23,181

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,141	$—	$—	$1,141
Accounts payable	2,231	5,718	(3,612)	4,337
Other current liabilities	—	3,138	—	3,138

Total current liabilities	3,372	8,856	(3,612)	8,616

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	6,853	—	—	6,853
Adjustment to reflect fair value interest rate hedges	41	—	—	41

Long-term debt including obligations under capital leases and financing obligations	6,894	—	—	6,894
Other long-term liabilities	1,346	960	—	2,306

Total liabilities	11,612	9,816	(3,612)	17,816

Minority interests	96	—	—	96

Shareowners’ Equity	5,269	12,567	(12,567)	5,269

Total liabilities and shareowners’ equity	$16,977	$22,383	$(16,179)	$23,181

Condensed Consolidating

Balance Sheets

As of February 2, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$26	$216	$—	$242
Deposits in-transit	76	600	—	676
Receivables	152	2,515	(1,881)	786
Net inventories	420	4,435	—	4,855
Prepaid and other current assets	373	182	—	555

Total current assets	1,047	7,948	(1,881)	7,114

Property, plant and equipment, net	1,684	10,814	—	12,498
Goodwill	56	2,088	—	2,144
Adjustment to reflect fair value interest rate hedges	11	—	—	11
Other assets	1,412	657	(1,537)	532
Investment in and advances to subsidiaries	11,979	—	(11,979)	—

Total assets	$16,189	$21,507	$(15,397)	$22,299

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,592	$—	$—	$1,592
Accounts payable	1,822	5,646	(3,418)	4,050
Other current liabilities	—	3,047	—	3,047

Total current liabilities	3,414	8,693	(3,418)	8,689

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	6,485	—	—	6,485
Adjustment to reflect fair value interest rate hedges	44	—	—	44

Long-term debt including obligations under capital leases and financing obligations	6,529	—	—	6,529
Other long-term liabilities	1,332	835	—	2,167

Total liabilities	11,275	9,528	(3,418)	17,385

Shareowners’ Equity	4,914	11,979	(11,979)	4,914

Total liabilities and shareowners’ equity	$16,189	$21,507	$(15,397)	$22,299

Condensed Consolidating

Statements of Operations

For the Quarter Ended November 8, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,293	$15,632	$(345)	$17,580
Merchandise costs, including warehousing and transportation	1,861	12,036	(345)	13,552
Operating, general and administrative	399	2,663	—	3,062
Rent	31	121	—	152
Depreciation and amortization	38	297	—	335

Operating profit (loss)	(36)	515	—	479
Interest expense	105	1	—	106
Equity in earnings of subsidiaries	417	—	(417)	—

Earnings (loss) before income tax expense	276	514	(417)	373
Income tax expense	39	97	—	136

Net earnings (loss)	$237	$417	$(417)	$237

Condensed Consolidating

Statements of Operations

For the Quarter Ended November 10, 2007

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,122	$14,322	$(309)	$16,135
Merchandise costs, including warehousing and transportation	1,714	10,997	(309)	12,402
Operating, general and administrative	406	2,417	—	2,823
Rent	30	120	—	150
Depreciation and amortization	34	281	—	315

Operating profit (loss)	(62)	507	—	445
Interest expense	108	2	—	110
Equity in earnings of subsidiaries	545	—	(545)	—

Earnings (loss) before income tax expense	375	505	(545)	335
Income tax expense (benefit)	121	(40)	—	81

Net earnings (loss)	$254	$545	$(545)	$254

Condensed Consolidating

Statements of Operations

For the Three Quarters Ended November 8, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$7,711	$51,961	$(932)	$58,740
Merchandise costs, including warehousing and transportation	6,339	40,069	(932)	45,476
Operating, general and administrative	1,338	8,530	—	9,868
Rent	104	406	—	510
Depreciation and amortization	124	970	—	1,094

Operating profit (loss)	(194)	1,986	—	1,792
Interest expense	366	4	—	370
Equity in earnings of subsidiaries	1,522	—	(1,522)	—

Earnings (loss) before income tax expense	962	1,982	(1,522)	1,422
Income tax expense	62	460	—	522

Net earnings (loss)	$900	$1,522	$(1,522)	$900

Condensed Consolidating

Statements of Operations

For the Three Quarters Ended November 10, 2007

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$6,934	$47,018	$(952)	$53,000
Merchandise costs, including warehousing and transportation	5,639	35,864	(952)	40,551
Operating, general and administrative	1,320	7,939	—	9,259
Rent	97	391	—	488
Depreciation and amortization	112	918	—	1,030

Operating profit (loss)	(234)	1,906	—	1,672
Interest expense	355	5	—	360
Equity in earnings of subsidiaries	1,572	—	(1,572)	—

Earnings (loss) before income tax expense	983	1,901	(1,572)	1,312
Income tax expense	125	329	—	454

Net earnings (loss)	$858	$1,572	$(1,572)	$858

Condensed Consolidating

Statements of Cash Flows

For the Three Quarters Ended November 8, 2008

	The Kroger Co.	Guarantor Subsidiaries	Consolidated

Net cash (used) provided by operating activities	$(117)	$2,474	$2,357

Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(152)	(1,461)	(1,613)
Other	(47)	8	(39)

Net cash used by investing activities	(199)	(1,453)	(1,652)

Cash flows from financing activities:
Dividends paid	(168)	—	(168)
Proceeds from issuance of long-term debt	778	—	778
Payments for long-term debt	(1,017)	—	(1,017)
Proceeds from issuance of capital stock	177	—	177
Treasury stock purchases	(626)	—	(626)
Other	171	(47)	124
Net change in advances to subsidiaries	934	(934)	—

Net cash (used) provided by financing activities	249	(981)	(732)

Net increase (decrease) in cash	(67)	40	(27)

Cash from consolidated Variable Interest Entity	65	—	65

Cash:
Beginning of year	26	216	242

End of quarter	$24	$256	$280

Condensed Consolidating

Statements of Cash Flows

For the Three Quarters Ended November 10, 2007

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,208	$1,069	$2,277

Cash flows from investing activities:
Capital expenditures, excluding acquisitions	(141)	(1,487)	(1,628)
Other	(27)	(59)	(86)

Net cash used by investing activities	(168)	(1,546)	(1,714)

Cash flows from financing activities:
Dividends paid	(151)	—	(151)
Proceeds from issuance of long-term debt	625	—	625
Payments for long-term debt	(545)	—	(545)
Proceeds from issuance of common stock	215	—	215
Treasury stock purchases	(1,152)	—	(1,152)
Other	341	81	422
Net change in advances to subsidiaries	(377)	377	—

Net cash used by financing activities	(1,044)	458	(586)

Net decrease in cash	(4)	(19)	(23)

Cash:
Beginning of year	25	164	189

End of quarter	$21	$145	$166

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

Litigation – On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase.  The Company believes that it has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained.  However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company.  As of November 8, 2008, an adverse decision would require a cash payment up to approximately $432, including interest.

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

Guarantees – The Company has guaranteed half of the indebtedness of two real estate entities in which Kroger has a 50% ownership interest.  The Company’s share of the responsibility for this indebtedness, should the entities be unable to meet their obligations, totals approximately $7.  Based on the covenants underlying this indebtedness as of November 8, 2008 it is unlikely that the Company will be responsible for repayment of these obligations.  The Company also agreed to guarantee, up to $25, the indebtedness of an entity in which Kroger has a 25% ownership interest.  The Company’s share of the responsibility, as of November 8, 2008, should the entity be unable to meet its obligations, totals approximately $25 and is collateralized by approximately $12 of inventory located in the Company’s stores.  In addition, the Company has guaranteed half of the lease payments of a location leased by an entity in which Kroger has a 50% ownership interest.  The net present value of the guaranteed rental payments is approximately $6.

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

The Company contributed $20 and $52 to its Company-sponsored defined benefit pension plans in the first three quarters of 2008 and 2007, respectively. The Company expects these contributions will reduce its minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.  In addition, we expect to make matching cash contributions to our 401(k) Retirement Savings Account Plan, a defined contribution plan, of approximately $100 in 2008.

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

Based on the most recent information available to it, the Company believes that the present value of actuarial accrued liabilities in most or all of these multi-employer plans exceeds the value of the assets held in trust to pay benefits. Because the Company is one of a number of employers contributing to these plans, it is difficult to ascertain what the Company’s “share” of the underfunding would be, although we anticipate the Company’s contributions to these plans will increase each year.  The Company believes that funding levels have deteriorated significantly in the recent market downturn.  As a result, the Company’s contributions to these plans will increase substantially after 2009, assuming current market levels.  Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined, in accordance with SFAS No. 87, Employers’ Accounting for Pensions.

12.     FAIR VALUE INTEREST RATE HEDGES

During the first quarter of 2008, the Company terminated a forward-starting interest rate swap in a notional amount of $250, classified as a cash flow hedge, and made a payment totaling $12.  The unamortized payment has been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedge relates are made.

During the third quarter of 2008, the Company terminated three interest rate swaps with a total notional amount of $300, classified as fair value hedges, and received payments totaling $7.  The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining term of the debt.

The Company has unamortized proceeds from nine interest rate swaps once classified as fair value hedges totaling approximately $35.  The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining term of the debt.

At the end of the third quarter of 2008, the Company maintained three interest rate swap agreements that are being accounted for as fair value hedges. As of November 8, 2008, other long-term assets totaling $6 have been recorded to reflect the fair value of these agreements, offset by increases in the fair value of the underlying debt.

At the end of the third quarter of 2008, the Company maintained three interest rate swap agreements that became ineffective fair value hedges during the quarter.  The interest rate swap agreements were entered into and had a fair value of $0 at the end of the second quarter of 2008.  As of November 8, 2008, other long-term and current assets totaling $8 and $2, respectively, have been recorded to reflect the fair value of these agreements, offset by a reduction in interest expense in the third quarter of 2008.

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

For those financial instruments carried at fair value in the consolidated financial statements, the following table summarizes the fair value of these instruments at November 8, 2008:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$13	$—	$—	$13
Interest Rate Hedges	—	16	—	16
Total	$13	$16	$—	$29

14.     Subsequent Events

On November 25, 2008, the Company issued $600 of senior notes bearing an interest rate of 7.5% due in 2014.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Third quarter 2008 total sales increased 9.0% to $17.6 billion compared to the third quarter of 2007.  Our identical supermarket sales increased 7.8%, with fuel, and 5.6%, without fuel, compared to the third quarter of 2007 and reflect the strength of our customer- focused strategy and inflation.  This identical sales growth was positive across all departments and supermarket divisions.  As noted in the past, we are still seeing slowness in sales of discretionary general merchandise and jewelry.

For the third quarter of 2008, net earnings totaled $237 million, or $0.36 per diluted share, a decrease of $.01 compared to the third quarter of 2007.  These results included strong retail fuel operations results which were partially offset by an increased LIFO charge and an after-tax charge of $16 million, or $.03 per diluted share, related to our $25 million insurance deductible for disruption and damage caused by Hurricane Ike.

Based on our performance during the third quarter of 2008, we are increasing 2008 earnings per share guidance to $1.88 to $1.91 per diluted share, excluding the $.03 per diluted share charge related to Hurricane Ike.  Our previous guidance for earnings per diluted share was $1.85 to $1.90.  Our updated earnings guidance reflects 11% to 13% growth over fiscal 2007 earnings of $1.69 per diluted share and implies a fourth quarter earnings range of $0.49 to $0.52 per diluted share.  We believe that this growth, plus Kroger’s dividend yield of slightly more than 1%, creates a strong return for shareholders.  In addition, our guidance for full year identical supermarket sales growth remains 4.5% to 5.5%, excluding fuel.  Our ability to achieve our guidance is subject to the uncertainties described under “Outlook” below.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $237 million for the third quarter of 2008, a decrease of 6.7% from net earnings of $254 million for the third quarter of 2007.  This was a result of strong retail fuel margins, and increased sales and operating profit, offset by a LIFO charge of $69 million pre-tax, compared to a LIFO charge of $40 million pre-tax in 2007, and an after tax charge of $16 million from disruption and damage caused by Hurricane Ike.  Additionally, the third quarter of 2007 included a tax benefit of approximately $40 million from the favorable resolution of certain tax issues.  Net earnings totaled $900 million for the first three quarters of 2008, an increase of 4.9% from net earnings of $858 for the first three quarters of 2007.  The increase in our net earnings for the first three quarters of 2008 was the result of increased sales and operating profit, offset by a LIFO charge of $155 million pre-tax, compared to a LIFO charge of $100 million pre-tax in 2007, and an after tax charge of $16 million from disruption and damage caused by Hurricane Ike.  Net earnings for the first three quarters of 2007 included an estimated $18 million pre-tax expense related to labor unrest at one of our distribution centers and a tax benefit of approximately $40 million from the favorable resolution of certain tax issues.

Net earnings totaled $0.36 per diluted share for the third quarter of 2008, a decrease of 2.7% from net earnings of $0.37 per diluted share for the third quarter of 2007.  This was a result of decreased net earnings in the third quarter of 2008, compared to 2007, offset by the repurchase of our stock over the past four quarters.  Net earnings of $1.36 per diluted share for the first three quarters of 2008 represented an increase of 11.5% over net earnings of $1.22 per diluted share for the first three quarters of 2007.  Earnings per share growth for the first three quarters of 2008, compared to 2007, resulted from increased net earnings and the repurchase of our stock over the past four quarters.

Sales

Total Sales

(in millions)

	Third Quarter				Year-To-Date
	2008	Percentage Increase	2007	Percentage Increase	2008	Percentage Increase	2007	Percentage Increase
Total supermarket sales without fuel	$14,625	6.1%	$13,787	7.6%	$48,355	6.5%	$45,388	6.1%
Total supermarket fuel sales	$1,818	33.5%	$1,362	34.6%	$6,463	50.1%	$4,307	24.3%

Total supermarket sales	$16,443	8.5%	$15,149	9.6%	$54,818	10.3%	$49,695	7.4%
Other sales(1)	1,137	15.3%	986	13.3%	3,922	18.7%	3,305	10.5%

Total sales	$17,580	9.0%	$16,135	9.8%	$58,740	10.8%	$53,000	7.6%

(1)	Other sales primarily relate to sales at convenience stores, including fuel, jewelry stores and sales by our manufacturing plants to outside firms.

The change in our total sales for the third quarter and first three quarters of 2008 as compared to the same periods in 2007 was primarily the result of identical supermarket sales increases, increased fuel gallon sales, and inflation across all departments, including significantly higher fuel retail prices during the first three quarters of 2008.  We estimate that our product cost inflation, excluding retail fuel operations, during the third quarter of 2008 was 6.0%, compared to 3.0% during the third quarter of 2007.  Identical supermarket sales and total sales, excluding fuel, increased due to increased transaction count, average transaction size, and inflation across all departments.  Identical supermarket sales growth for the third quarter of 2008 as compared to the third quarter of 2007 was 7.8% with fuel and 5.6% excluding supermarket fuel operations.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel center discounts received at the fuel center and earned based on in-store purchases are included in all of the supermarket identical sales results calculations illustrated below. Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage. Our identical supermarket sales results are summarized in the table below. We used the identical supermarket dollar figures presented to calculate third quarter 2008 percentage changes.

Identical Supermarket Sales

($ in millions)

	Third Quarter
	2008	2007
Including fuel centers	$15,604	$14,479
Excluding fuel centers	$13,928	$13,185

Including fuel centers	7.8%	7.7%
Excluding fuel centers	5.6%	5.7%

We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations.  Fuel center discounts received at the fuel center and earned based on in-store purchases are included in all of the supermarket comparable sales results calculations illustrated below.  Our comparable supermarket sales results are summarized in the table below.  We used the comparable supermarket dollar figures presented to calculate third quarter 2008 percentage changes.

Comparable Supermarket Sales

($ in millions)

	Third Quarter
	2008	2007
Including fuel centers	$16,222	$15,001
Excluding fuel centers	$14,450	$13,649

Including fuel centers	8.1%	8.0%
Excluding fuel centers	5.9%	5.9%

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as sales minus merchandise costs, including advertising, warehousing and transportation, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expense. FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate decreased 8 basis points to 23.30% for the third quarter of 2008 from 23.38% for the third quarter of 2007.  Our retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 15 basis points for the third quarter of 2008 compared to the third quarter of 2007.  Our FIFO gross margin, excluding the effect of retail fuel operations, declined during the third quarter of 2008 due to high inflation in product costs and our continued strategy of providing savings to customers through strategic price reductions.

Our FIFO gross margin rate declined 83 basis points to 22.85% for the first three quarters of 2008 from 23.68% for the first three quarters of 2007.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 18 basis points for the first three quarters of 2008 compared to the first three quarters of 2007, due to high inflation in product costs and our continued strategy of providing savings to customers through strategic price reductions.

LIFO Charge

The LIFO charge in the third quarter of 2008 was $69 million compared to $40 million in the third quarter of 2007.  The LIFO charge for the first three quarters of 2008 was $155 million compared to $100 million in the first three quarters of 2007.  Like many food retailers, we continue to experience product cost inflation at levels not seen in several years.  This increase in product cost inflation caused the increase in the LIFO charge in both the third quarter of 2008 and the first three quarters of 2008 compared to the comparable periods in 2007.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percent of sales, decreased 8 basis points to 17.42% for the third quarter of 2008 from 17.50% for the third quarter of 2007.  The growth in our retail fuel sales lowers our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percent of sales excluding fuel, increased 40 basis points in the third quarter of 2008 compared to the third quarter of 2007.  The increase in our OG&A rate in the third quarter of 2008, excluding the effect of retail fuel operations, resulted primarily from the $25 million charge related to Hurricane Ike and increased health care, incentive expense, oil and energy costs.

OG&A expenses, as a percent of sales, decreased 67 basis points to 16.80% for the first three quarters of 2008 from 17.47% for the first three quarters of 2007.  The growth in our retail fuel sales lowers our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percent of sales excluding fuel, decreased 3 basis points in the first three quarters of 2008 compared to the first three quarters of 2007.  The decrease in our OG&A rate in 2008, excluding the effect of retail fuel operations, resulted primarily from increased identical supermarket sales growth and  lower benefit costs associated with certain labor contracts, partially offset by the $25 million charge related to Hurricane Ike and increased credit card fees, oil and energy costs.

Rent Expense

Rent expense was $152 million, or 0.86% of sales, for the third quarter of 2008, compared to $150 million, or 0.93% of sales, for the third quarter of 2007.  For the year-to-date period, rent expense was $510 million, or 0.87% of total sales in 2008, compared to $488 million, or 0.92% of sales, in 2007.  The decrease in rent expense, as a percent of sales, in both the third quarter and the first three quarters of 2008, compared to the same periods of 2007, results from strong sales growth and our strategy to own rather than lease whenever possible.  The increase in rent expense in the first three quarters of 2008, in total dollars, compared to the first three quarters of 2007, was primarily due to lease buyout payments received in the first quarter of 2007.

Depreciation Expense

Depreciation expense was $335 million, or 1.91% of total sales, for the third quarter of 2008 compared to $315 million, or 1.95% of total sales, for the third quarter of 2007. Depreciation expense was $1,094 million, or 1.86% of total sales, for the first three quarters of 2008 compared to $1,030 million, or 1.94% of total sales, for the first three quarters of 2007.  The increase in depreciation expense, in total dollars, was the result of higher capital expenditures over the last four quarters ending with the third quarter of 2008 compared to the comparable period ending with the third quarter of 2007.

Interest Expense

Net interest expense was $106 million, or 0.60% of total sales, in the third quarter of 2008 and $110 million, or 0.68% of total sales, in the third quarter of 2007.  For the year-to-date period, interest expense was $370 million, or 0.63% of total sales, in 2008 and $360 million, or 0.68% of total sales, in 2007.  The decrease in net interest expense for the third quarter of 2008, when compared to the third quarter of 2007, resulted from income related to the mark-to-market of ineffective fair value swaps during the quarter, partially offset by a higher average debt balance during the third quarter of 2008 compared to the third quarter of 2007.  The increase in net interest expense for the year-to-date periods of 2008, when compared to the same periods of 2007, resulted primarily from higher debt outstanding.

Income Taxes

Our effective income tax rate was 36.5% for the third quarter of 2008 and 24.2% for the third quarter of 2007.  For the year-to-date period, our effective income tax rate was 36.7% in 2008 and 34.6% in 2007.  The effective income tax rate for both the third quarter and first three quarters of 2008 differed from the federal statutory rate primarily due to the effect of state income taxes.  In both the third quarter and first three quarters of 2007, the effective income tax rate differed from the federal statutory rate primarily due to the effect of state taxes and the favorable resolution of certain tax issues during the third quarter of 2007 that affected tax expense by approximately $40 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.4 billion of cash from operating activities during the first three quarters of 2008, compared to $2.3 billion in the first three quarters of 2007.  The cash provided by operating activities in 2008 came from strong net earnings adjusted for non-cash expenses.  In addition, cash used for increases in inventory balances was offset by increases in accounts payable and decreases in prepaid expenses since year-end.  Our inventory balances, at the end of the third quarter of 2008 compared to the fourth quarter of 2007, have increased due to higher inflation in product costs and purchases of merchandise for the holiday season.  Our inventory balances, at the end of the third quarter of 2007 compared to the fourth quarter of 2006, have increased due to higher inflation in product costs and purchases of merchandise for the holiday season.  The decrease in prepaid expenses reflects prepayments of certain employee benefits at year-end.  During the first three quarters of 2008 and 2007, respectively, we contributed $20 million and $52 million to Kroger-sponsored pension plans.

The amount of cash paid for income taxes was higher in the first three quarters of 2008 compared to the first three quarters of 2007 due to higher quarterly income and the timing of federal estimated payments as a result of revised regulations.

Net cash used by investing activities

We used $1.7 billion of cash for investing activities during both the first three quarters of 2008 and 2007.  The amount of cash used for investing activities in both the first three quarters of 2008 and 2007 reflects payments for capital expenditures and acquisitions, offset slightly with proceeds from the sale of assets.

Net cash used by financing activities

We used $732 million of cash for financing activities in the first three quarters of 2008 compared to $586 million in the first three quarters of 2007.  The increase in the amount of cash used for financing activities was primarily related to the decrease in book overdrafts.  Increased payments on long-term debt and proceeds received from the issuance of long-term debt offset decreased borrowings on the credit facility and treasury stock purchases.  Proceeds from the issuance of common stock resulted from exercises of employee stock options.  In the third quarter of 2008, to preserve liquidity and financial flexibility, we reduced the amount of stock repurchased during the quarter, decreasing the uses of cash for stock purchases during the quarter and in the first three quarters of 2008, compared to the same periods in 2007.

Debt Management

As of November 8, 2008, we maintained a committed $2.5 billion, five-year revolving credit facility that, unless extended, terminates in 2011.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained three uncommitted money market lines totaling $75 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of November 8, 2008, we had net outstanding commercial paper of $240 million and total borrowings under our credit agreement of $395 million, that reduced amounts available under our credit agreement.  In addition, as of November 8, 2008, we had borrowings under our money market lines totaling $68 million.  The outstanding letters of credit that reduced the funds available under our credit agreement totaled $363 million as of November 8, 2008.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants. As of November 8, 2008, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $545 million to $8.0 billion as of the end of the third quarter of 2008, from $7.5 billion as of the end of the third quarter of 2007. Total debt decreased $86 million as of the end of the third quarter of 2008 from $8.1 billion as of year-end 2007.  The increase as of the end of the third quarter of 2008, compared to the end of the third quarter of 2007, resulted from the net proceeds and payments on senior notes during the last quarter of 2007, along with the issuance of $400 million of senior notes bearing an interest rate of 5.00%, $375 million of senior notes bearing an interest rate of 6.90% and increased borrowings under our money market lines and credit agreement, offset by decreased outstanding commercial paper and the repayment of $200 million of senior notes bearing an interest rate of 6.375% and $750 million of senior notes bearing an interest rate of 7.45% that came due in 2008.

While credit markets remain under stress, we have ample sources of liquidity available on our committed lines of credit to meet both short and long-term financing needs.  However, our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us.

Common Stock Repurchase Program

During the third quarter of 2008, we invested $87 million to repurchase 3.1 million shares of Kroger stock at an average price of $27.89 per share.  For the first three quarters of 2008, we invested $626 million to repurchase 23.7 million shares of Kroger stock at an average price of $26.41 per share.  These shares were reacquired under two separate stock repurchase programs.  The first is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on January 18, 2008.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.  As of November 8, 2008, we had approximately $493 million remaining under the January 2008 repurchase program.  In the third quarter of 2008, to preserve liquidity and financial flexibility, we reduced the amount of stock repurchased during the quarter, decreasing the uses of cash for stock purchases during the quarter and in the first three quarters of 2008, compared to the same periods in 2007.

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

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions, totaled $604 million for the third quarter of 2008 compared to $555 million for the third quarter of 2007.  Year-to-date, capital expenditures, excluding acquisitions, totaled $1.7 billion in 2008 and $1.6 billion in the comparable period in 2007.  During the third quarter of 2008, we opened, acquired, expanded or relocated 14 food stores and also completed 55 within-the-wall remodels.  During the first three quarters of 2008, we opened, acquired, expanded or relocated 47 food stores and also completed 142 within-the-wall remodels.  Total food store square footage increased 1.0% in the third quarter of 2008 from the third quarter of 2007. Excluding acquisitions and operational closings, total food store square footage increased 1.7% over the third quarter of 2007.

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

For those financial instruments carried at fair value in the consolidated financial statements, the following table summarizes the fair value of these instruments at November 8, 2008:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$13	$—	$—	$13
Interest Rate Hedges	—	16	—	16
Total	$13	$16	$—	$29

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP No. EITF 03-6-1).  FSP No. EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS.  FSP No. EITF 03-6-1 will become effective for the Company’s fiscal year beginning February 1, 2009.  We are currently evaluating the effect the adoption of FSP No. EITF 03-6-1 will have on our Consolidated Financial Statements.

In December 2008, the FASB issued FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FAS 140-4 and FIN 46(R)-8).  FAS 140-4 and FIN 46(R)-8 requires additional disclosures about an entity’s involvement with variable interest entities and transfers of financial assets.  FAS 140-4 and IN 46(R)-8 will become effective for the Company’s fiscal year beginning February 1, 2009.  We are currently evaluating the effect the adoption of FIN 46(R)-8 will have on our Consolidated Financial Statements.

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

•

We expect earnings per share in the range of $1.88-$1.91 for 2008, excluding the $0.03 per diluted share charge related to Hurricane Ike. This represents earnings per share growth of approximately 11%-13% in 2008. In addition, our shareholder return is enhanced by our dividend.

•	We expect identical supermarket sales growth, excluding fuel sales, of 4.5%-5.5% in 2008.

•

In 2008, we will continue to focus on sales growth and balancing investments in gross margin and improved customer service with operating cost reductions to provide a better shopping experience for our customers.  We expect non-fuel operating margins to decline.

•

In 2008, we expect the LIFO charge to be approximately $200 million. Our actual LIFO expense for 2008 will be determined in the fourth quarter, based on inflation rates and product mix of our inventories at that time.

•

We plan to use cash flow for capital investments, debt reduction and to pay cash dividends. As market conditions change, we plan to re-evaluate the above uses of cash flow and our stock repurchase activity.

•	We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•	We expect our net total debt to EBITDA ratio to show slight improvement over time.

•

Capital expenditures reflect our strategy of growth through expansion of existing stores, as well as focusing on productivity increase from our existing store base through remodels.  In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements.  The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and is expected to reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investments for 2008 to be in the range of $2.0 billion - $2.2 billion, excluding acquisitions and possible purchases of properties currently leased by the Company.  We expect total food store square footage to grow approximately 2.0%-2.5% before acquisitions and operational closings.

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

•

We believe there will be opportunities to reduce our operating costs in such areas as administration, productivity improvements, shrink and warehousing. These savings will be invested in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•

Although we are not required to make cash contributions to Company-sponsored defined benefit pension plans during 2008 and 2009, we contributed $20 million to these plans during the first three quarters of 2008 and expect to contribute between $150 million to $200 million to these plans in 2009 due to current market conditions. We expect any elective contributions made during 2008 and 2009 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions. We also expect 2009 expense for Company-sponsored pension plans to be comparable to 2008. In addition, we expect to contribute and expense $100 million in 2008 to the 401(k) Retirement Savings Account Plan as automatic and matching contributions to participants.

•

We do not expect a significant increase in our contributions to multi-employer pension plans in 2009 compared to 2008 subject to collective bargaining and capital market conditions. In addition, we believe our contributions to multi-employer pension plans will increase substantially, after 2009, if current market conditions persist.

•

In 2008, Kroger expects to recognize approximately $15 million of expense from the credit extended to our customers through our company branded credit card.  This represents an increase in net charge-offs of approximately $9 million due to the weak economy and portfolio maturation.  This rate is still below the credit card industry average and the credit portfolio continues to have an above-average credit score.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•

The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the impact that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us.

•

The labor agreements covering associates in Las Vegas, Phoenix and Portland, that expired in 2008, have all been extended. In addition, we have various labor agreements expiring in 2009, covering associates in Albuquerque, Atlanta, Dallas, Dayton, Denver and Roanoke.  In all of these store contracts, rising health care and pension costs will continue to be an important issue in negotiations. The likely increase in pension costs and how they align with other labor priorities will need to be addressed in bargaining. A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.

•	If market conditions change, it could affect our uses of free cash flow.

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

•	In addition to the factors identified above, our identical supermarket sales growth could be affected by increases in Kroger private label sales.

•	Our operating margins, without fuel, could fail to remain flat or slightly declining as expected if we are unsuccessful at containing our operating costs.

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

•	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities and the deductibility of certain expenses.

•	The actual amount of automatic and matching cash contributions to our 401(k) Retirement Savings Account Plan will depend on the savings rate, compensation, and length of service of participants.

•

If current market conditions persist, our contributions and recorded expense related to multi-employer pension plans could increase more than anticipated. Should asset values in these funds deteriorate, or if employers withdraw from these funds without providing for their share of the liability, or should our estimates prove to be understated, our contributions could increase more rapidly than we have anticipated.

•	If current market conditions persist, our contributions to Company-sponsored defined benefit pension plans could increase more than anticipated.

•	Changes in laws or regulations, including changes in accounting standards, taxation requirements and environmental laws may have a material effect on our financial statements.

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

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly for 2008 and 2009.

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

Item 4.         Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 8, 2008. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended November 8, 2008, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
August 17, 2008 to September 13, 2008	2,256,706	$28.02	2,250,000	$510
Second four weeks
September 14, 2008 to October 11, 2008	845,006	$27.63	825,718	$494
Third four weeks
October 12, 2008 to November 8, 2008	30,262	$25.31	30,000	$493
Total	3,131,974	$27.89	3,105,718	$493

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of 2008 contained three 28-day periods.
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

THE KROGER CO.

Dated: December 17, 2008	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: December 17, 2008	By:	/s/ J. Michael Schlotman
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