Form 10-K
period 2009-01-31
KROGER CO
filed 2009-03-31
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009.

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of August 16, 2008:  $19.6 billion.  There were 652,340,070 shares of Common Stock ($1 par value) outstanding as of March 27, 2009.

Documents Incorporated by Reference:

Portions of proxy statement to be filed pursuant to Regulation 14A of the Exchange Act on or before June 1, 2009, incorporated by reference into Part III of Form 10-K.

PART I

ITEM 1.                             BUSINESS.

The Kroger Co. was founded in 1883 and incorporated in 1902. As of January 31, 2009, the Company was one of the largest retailers in the United States based on annual sales. The Company also manufactures and processes some of the food for sale in its supermarkets. The Company’s principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202, and its telephone number is (513) 762-4000. The Company maintains a web site (www.kroger.com) that includes additional information about the Company. The Company makes available through its web site, free of charge, its annual reports on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K, including amendments thereto. These forms are available as soon as reasonably practicable after the Company has filed with, or furnished them electronically to, the SEC.

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

EMPLOYEES

As of January 31, 2009, the Company employed approximately 326,000 full and part-time employees. A majority of the Company’s employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 309 such agreements, usually with terms of three to five years.

During fiscal 2009, the Company has major labor contracts to be negotiated covering store employees in Albuquerque, Arizona, Atlanta, Dallas, Dayton, Denver and Portland.  Negotiations in 2009 will be challenging as the Company must have competitive cost structures in each market while meeting our associates’ needs for good wages, affordable health care and increases in Company pension contributions due to the recent downturns in the equity markets.

STORES

As of January 31, 2009, the Company operated, either directly or through its subsidiaries, 2,481 supermarkets and multi-department stores, 781 of which had fuel centers.  Approximately 43% of these supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land.  The Company’s current strategy emphasizes self-development and ownership of store real estate.  The Company’s stores operate under several banners that have strong local ties and brand equity.  Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

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

In addition to the supermarkets, as of January 31, 2009, the Company operated through subsidiaries, 684 convenience stores and 385 fine jewelry stores.  All of our fine jewelry stores located in malls are operated in leased locations.  In addition, 87 convenience stores were operated through franchise agreements. Approximately 50% of the convenience stores operated by subsidiaries were operated in Company-owned facilities. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline.

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

MERCHANDISING AND MANUFACTURING

Corporate brand products play an important role in the Company’s merchandising strategy.  Supermarket divisions typically stock approximately 14,000 private label items.  The Company’s corporate brand products are produced and sold in three “tiers.” Private Selection is the premium quality brand designed to be a unique item in a category or to meet or beat the “gourmet” or “upscale” brands.  The “banner brand” (Kroger, Ralphs, King Soopers, etc.), which represents the majority of the Company’s private label items, is designed to satisfy our customers’ families with quality products.  Before Kroger will carry a banner brand product, the product quality must meet our customers’ expectations in taste and efficacy, and we guarantee it.  Kroger Value is the value brand, designed to deliver good quality at a very affordable price.

Approximately 40% of the corporate brand units sold are produced in the Company’s manufacturing plants; the remaining corporate brand items are produced to the Company’s strict specifications by outside manufacturers. The Company performs a “make or buy” analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of January 31, 2009, the Company operated 40 manufacturing plants. These plants consisted of 18 dairies, 10 deli or bakery plants, five grocery product plants, three beverage plants, two meat plants and two cheese plants.

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

FOOD SAFETY

Customers count on Kroger to provide them with wholesome food products.  Concerns regarding the safety of food products could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their food needs, even if the basis for the concern is outside of our control.  Any lost confidence on the part of our customers would be difficult and costly to reestablish.  Any issue regarding the safety of any food items sold by Kroger, regardless of the cause, could have a substantial and adverse effect on our operations.

LABOR RELATIONS

A majority of our employees are covered by collective bargaining agreements with unions, and our relationship with those unions, including any work stoppages, could have an adverse impact on our financial results.

We are a party to approximately 309 collective bargaining agreements.  We have major contracts to be negotiated in 2009 covering store employees in Albuquerque, Arizona, Atlanta, Dallas, Dayton, Denver and Portland.  In negotiations, we expect that rising health care and pension costs, among other issues, will continue to be important topics for negotiation. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions.  A strike could significantly disrupt our operations. Further, if we are unable to control health care, pension and wage costs, or gain operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

STRATEGY EXECUTION

Our strategy focuses on improving our customers’ shopping experience through improved service, product selection and price.  Successful execution of this strategy requires a balance between sales growth and earnings growth.  Maintaining this strategy requires the ability to identify and execute plans to generate cost savings and productivity improvements that can be invested in the merchandising and pricing initiatives necessary to support our customer-focused programs, as well as recognizing and implementing organizational changes as required.  If we are unable to execute our plans, or if our plans fail to meet our customers’ expectations, our sales and earnings growth expectations could be adversely affected.

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

INDEBTEDNESS

As of year-end 2008, Kroger’s outstanding indebtedness, including capital leases and financing obligations, totaled approximately $8.1 billion.  This indebtedness could reduce our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to economic downturns and competitive pressures.  If debt markets do not permit us to refinance certain maturing debt, we may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness.  Changes in our credit ratings, or in the interest rate environment, could have an adverse effect on our financing costs and structure.

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

MULTI-EMPLOYER PENSION OBLIGATIONS

As discussed in more detail below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Post-Retirement Benefit Plans,” Kroger contributes to several multi-employer pension plans based on obligations arising under collective bargaining agreements with unions representing employees covered by those agreements.  The funding status of most of those pension funds has deteriorated, and it is probable that the Company’s contributions to those funds will increase significantly over the next several years.  Despite the fact that the pension obligations of these funds are not the liability or responsibility of the Company, there is a risk that the agencies that rate Kroger’s outstanding debt instruments could view the underfunded nature of these plans unfavorably when determining their ratings on our debt securities.  Any downgrading of Kroger’s debt ratings likely would increase Kroger’s cost of borrowing.

INSURANCE

We use a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, automobile and general liability, property, director and officers’ liability, and employee health care benefits.  Any actuarial projection of losses is subject to a high degree of variability.  Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency or insurance carriers, and changes in discount rates could all affect ultimate settlements of claims.

CURRENT ECONOMIC CONDITIONS

The global economy and financial markets have declined and experienced volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market, diminished market liquidity, falling consumer confidence and rising unemployment rates.  As a result, consumers are more cautious.  This could lead to reduced consumer spending, to consumers switching to a less expensive mix of products, or to consumers trading down to discounters for grocery items, all of which could affect our sales growth.  We are unable to predict when the global economy and financial markets will improve.  If the global economy and financial markets do not improve, our results of operations and financial condition could be adversely affected.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                             PROPERTIES.

As of January 31, 2009, the Company operated more than 3,600 owned or leased supermarkets, convenience stores, fine jewelry stores, distribution warehouses and food processing facilities through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. A majority of the properties used to conduct the Company’s business are leased.

The Company generally owns store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment. The total cost of the Company’s owned assets and capitalized leases at January 31, 2009, was $23.9 billion while the accumulated depreciation was $10.7 billion.

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

ITEM 3.                             LEGAL PROCEEDINGS.

On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase.  The Company believes that it has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained.  However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company.  As of January 31, 2009, an adverse decision would require a cash payment of up to approximately $436 million, including interest.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

COMMON STOCK PRICE RANGE

	2008		2007
Quarter	High	Low	High	Low
1st	$28.13	$23.39	$30.43	$24.74
2nd	$30.99	$25.86	$31.94	$23.95
3rd	$29.91	$22.30	$30.00	$25.30
4th	$29.03	$22.40	$29.35	$24.23

Main trading market: New York Stock Exchange (Symbol KR)

Number of shareholders of record at year-end 2008:                            45,939

Number of shareholders of record at March 27, 2009:                      45,712

During fiscal 2006, the Company’s Board of Directors adopted a dividend policy and paid three quarterly dividends of $0.065 per share.  During fiscal 2007, the Company paid one quarterly dividend of $0.065 and three quarterly dividends of $0.075.  During fiscal 2008, the Company paid one quarterly dividend of $0.075 and three quarterly dividends of $0.09.  On March 1, 2009, the Company paid a quarterly dividend of $0.09 per share.  On March 12, 2009, the Company announced that its Board of Directors has declared a quarterly dividend of $0.09 per share, payable on June 1, 2009, to shareholders of record at the close of business on May 15, 2009.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the five-year cumulative total shareholder return on Kroger’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index, a peer group composed of food and drug companies and a former peer group.

Historically, our peer group has consisted of the major food store companies.  In recent years there have been significant changes in the industry, including consolidation and increased competition from supercenters, drug chains, and discount stores.  As a result, several years ago we changed our peer group (the “Former Peer Group”) to include companies operating supermarkets, supercenters and warehouse clubs in the United States as well as the major drug chains with which Kroger competes.  This year, we changed our peer group (the “Peer Group”) once again to add Tesco plc, as it has become a significant competitor in the U.S. market.

	Base Period	INDEXED RETURNS Years Ending
Company Name/Index	2003	2004	2005	2006	2007	2008
The Kroger Co.	100	93.04	100.22	140.78	143.01	125.42
S&P 500 Index	100	105.34	117.59	135.22	132.78	80.51
Peer Group	100	108.99	107.87	122.24	125.95	102.29
Former Peer Group	100	107.06	104.95	115.57	119.97	96.11

Kroger’s fiscal year ends on the Saturday closest to January 31.

*                 Total assumes $100 invested on February 1, 2004, in The Kroger Co., S&P 500 Index, the Peer Group and the Former Peer Group with reinvestment of dividends.

**          The Peer Group consists of Albertson’s, Inc., Costco Wholesale Corp., CVS Corp, Delhaize Group SA (ADR), Great Atlantic & Pacific Tea Company, Inc., Koninklijke Ahold NV (ADR), Marsh Supermarkets Inc. (Class A), Safeway, Inc., Supervalu Inc., Target Corp., Tesco plc, Wal-Mart Stores Inc., Walgreen Co., Whole Foods Market Inc. and Winn-Dixie Stores, Inc.  Albertson’s, Inc., was substantially acquired by Supervalu in July 2006, and is included through 2005.  Marsh Supermarkets was acquired by Marsh Supermarkets Holding Corp. in September 2006, and is included through 2005.  Winn-Dixie emerged from bankruptcy in 2006 as a new issue and returns for the old and new issue were calculated then weighted to determine the 2006 return.

*** The Former Peer Group consists of Albertson’s, Inc., Costco Wholesale Corp., CVS Corp, Delhaize Group SA (ADR), Great Atlantic & Pacific Tea Company, Inc., Koninklijke Ahold NV (ADR), Marsh Supermarkets Inc. (Class A), Safeway, Inc., Supervalu Inc., Target Corp., Wal-Mart Stores Inc., Walgreen Co., Whole Foods Market Inc. and Winn-Dixie Stores, Inc.  Albertson’s, Inc., was substantially acquired by Supervalu in July 2006, and is included through 2005.  Marsh Supermarkets was acquired by Marsh Supermarkets Holding Corp. in September 2006, and is included through 2005.  Winn-Dixie emerged from bankruptcy in 2006 as a new issue and returns for the old and new issue were calculated then weighted to determine the 2006 return.

Data supplied by Standard & Poor’s.

The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in millions)
First period - four weeks
November 9, 2008 to December 6, 2008	13,315	$28.63	—	$493
Second period - four weeks
December 7, 2008 to January 3, 2009	479,385	$25.62	450,500	$493
Third period – four weeks
January 4, 2009 to January 31, 2009	164	$24.77	—	$493

Total	492,864	$25.70	450,500	$493

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2008 contained three 28-day periods.

(2)

Shares were repurchased under a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option plans.  The program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The program has no expiration date but may be terminated by the Board of Directors at any time.  Total shares purchased include shares that were surrendered to the Company by participants in the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

(3)

Amounts shown in this column reflect amounts remaining under the $1 billion stock repurchase program, authorized by the Board of Directors on January 18, 2008.  The program has no expiration date but may be terminated by the Board of Directors at any time.  Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

ITEM 6.                             SELECTED FINANCIAL DATA.

	Fiscal Years Ended
	January 31, 2009 (52 weeks)	February 2, 2008 (52 weeks)	February 3, 2007 (53 weeks)	January 28, 2006 (52 weeks)	January 29, 2005 (52 weeks)
	(In millions, except per share amounts)
Sales	$76,000	$70,235	$66,111	$60,553	$56,434
Net earnings (loss)	1,249	1,181	1,115	958	(104)
Diluted earnings (loss) per share:
Net earnings (loss)	1.90	1.69	1.54	1.31	(0.14)
Total assets	23,211	22,293	21,210	20,478	20,491
Long-term liabilities, including obligations under capital leases and financing obligations	10,311	8,696	8,711	9,377	10,537
Shareowners’ equity	5,176	4,914	4,923	4,390	3,619
Cash dividends per common share	0.345	0.29	0.195	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OUR BUSINESS

The Kroger Co. was founded in 1883 and incorporated in 1902. It is one of the nation’s largest retailers, as measured by revenue, operating 2,481 supermarket and multi-department stores under two dozen banners including Kroger, Ralphs, Fred Meyer, Food 4 Less, King Soopers, Smith’s, Fry’s, Fry’s Marketplace, Dillons, QFC and City Market.  Of these stores, 781 have fuel centers.  We also operate 771 convenience stores and 385 fine jewelry stores.

Kroger operates 40 manufacturing plants, primarily bakeries and dairies, which supply approximately 40% of the corporate brand units sold in our retail outlets.

Our revenues are earned and cash is generated as consumer products are sold to customers in our stores.  We earn income predominately by selling products at price levels that produce revenues in excess of the costs we incur to make these products available to our customers.  Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses.  Our operations are reported as a single reportable segment: the retail sale of merchandise to individual customers.

OUR 2008 PERFORMANCE

By focusing on the customer through our Customer 1st strategy, we were able to report solid results for fiscal year 2008 in a particularly tough economy.  At the beginning of the year, we expected to grow supermarket identical sales, excluding fuel, by 3% to 5%.  For 2008, supermarket identical sales, excluding fuel, were 5.0%, meeting the upper end of our original guidance.

At the outset of fiscal year 2008, Kroger’s earnings guidance was a range of $1.83 to $1.90 per diluted share.  Our 2008 earnings was $1.90 per diluted share or $1.92 per diluted share, excluding the effect of a $.02 per diluted share charge for damage and disruption caused by Hurricane Ike.  Our 2008 earnings of $1.92 per diluted share, excluding the charge for damage and disruption caused by Hurricane Ike, represents a growth rate of 13.6% over Kroger’s 2007 full-year earnings of $1.69 per diluted share.  We believe that this growth plus Kroger’s dividend yield of more than 1%, creates a strong return for shareholders.

Our market share also rose in 2008.  Based on our internal data and analysis, we estimate that our market share increased approximately 61 basis points in 2008 across our 42 major markets.  We define a major market as one in which we operate nine or more stores.  This is the fourth consecutive year Kroger has achieved significant market share gain.  Over the past four years combined, Kroger’s market share in our major markets has increased approximately 225 basis points.  Market share is critical to us because it allows us to leverage the fixed costs in our business over a wider revenue base.  We hold the number one or number two market share position in 39 of or our 42 major markets.  Our fundamental operating philosophy is to maintain and increase market share.

These market share results demonstrate to us that our long-term strategy is working.  As population growth continues in the major markets where we operate, we intend to continue to grow Kroger’s business by maintaining our existing strong market share and by building on additional opportunities for sales growth.  We estimate that approximately 45% of the share in our major markets — as much as $100 billion — is held by competitors who do not have Kroger’s economies of scale.  Our economies of scale allow us to deliver increasing value to customers, which is a competitive edge, particularly in today’s economic climate.

Kroger’s business model is structured to produce sustainable earnings per share growth in a variety of economic and competitive conditions, primarily through strong identical sales growth.  We believe this is the right approach to produce sustainable earnings growth over a long period of time.  We recognize that continual investment in our Customer 1st strategy is necessary to drive strong, sustainable identical sales growth.  We believe that this Customer 1st strategy along with our financial strategies are delivering value to customers, shareholders, bondholders, and our associates, and so we remain committed to our plan.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for 2008 compared to 2007 and for 2007 compared to 2006.  Comparability is affected by certain income and expense items that fluctuated significantly between and among the periods.

Net Earnings

Net earnings totaled $1.2 billion for 2008, compared to net earnings totaling $1.2 billion in 2007 and $1.1 billion in 2006.  The increase in our net earnings for 2008, compared to 2007 and 2006, resulted from strong non-fuel identical supermarket sales growth and strong fuel results.  In addition, 2006 net earnings included a 53rd week.

Earnings per diluted share totaled $1.90 or $1.92, excluding the effect of a $.02 per diluted share charge for damage and disruption caused by Hurricane Ike, in 2008, compared to $1.69 per diluted share in 2007 and $1.54 per diluted share in 2006.  Earnings per diluted share increased 13.6% in 2008, excluding the effect of a $.02 per diluted share charge for damage and disruption caused by Hurricane Ike, compared to 2007.  Earnings per diluted share increased 15% in 2007, compared to 2006, after adjusting for the extra week in fiscal 2006.  Net earnings in 2006 benefited from a 53rd week by an estimated $.07 per share.  Our earnings per share growth in 2008, 2007 and 2006 resulted from increased net earnings, strong identical sales growth and the repurchase of Kroger stock.  During fiscal 2008, we repurchased 24 million shares of Kroger stock for a total investment of $637 million.  During fiscal 2007, we repurchased 53 million shares of our stock for a total investment of $1.4 billion.  During fiscal 2006, we repurchased 29 million shares of Kroger stock for a total investment of $633 million.

Sales

Total Sales

(in millions)

	2008	Percentage Increase	2007	Percentage Increase	2006
Total food store sales without fuel	$63,795	6.1%	$60,142	4.2%	$57,712
Total food store fuel sales	7,464	30.0%	5,741	28.9%	4,455

Total food store sales	$71,259	8.2%	$65,883	6.0%	$62,167
Other sales(1)	4,741	8.9%	4,352	10.3%	3,944

Total Sales	$76,000	8.2%	$70,235	6.2%	$66,111

(1)          Other sales primarily relate to sales at convenience stores, including fuel, jewelry stores and sales by our manufacturing plants to outside customers.

The growth in our total sales in 2008 over fiscal 2007 was primarily the result of identical supermarket sales increases, increased fuel gallon sales, and inflation across most departments.  Identical supermarket sales and total sales, excluding fuel, increased due to increased transaction count and average transaction size, and inflation across all departments.  After adjusting for the extra week in fiscal 2006, total sales increased 8.2% in 2007 over fiscal 2006.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel center discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket identical sales results calculations illustrated below.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Annualized identical supermarket sales include all sales at the Fred Meyer multi-department stores.  We calculate annualized identical supermarket sales by adding together four quarters of identical supermarket sales.  Our identical supermarket sales results are summarized in the table below, based on the 52-week period of 2008, compared to the 52-week period of the previous year.  The identical store count in the table below represents the total number of identical supermarkets as of January 31, 2009 and February 2, 2008.

Identical Supermarket Sales

(in millions)

	2008	2007
Including supermarket fuel centers	$67,185	$62,878
Excluding supermarket fuel centers	$60,300	$57,416

Including supermarket fuel centers	6.9%	6.9%
Excluding supermarket fuel centers	5.0%	5.3%
Identical 4th Quarter store count	2,369	2,280

We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations.  As is the case for identical supermarket sales, fuel center discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket comparable sales results calculations illustrated below.  Annualized comparable supermarket sales include all Fred Meyer multi-department stores.  We calculate annualized comparable supermarket sales by adding together four quarters of comparable sales.  Our annualized comparable supermarket sales results are summarized in the table below, based on the 52-week period of 2008, compared to the same 52-week period of the previous year.  The comparable store count in the table below represents the total number of comparable supermarkets as of January 31, 2009 and February 2, 2008.

Comparable Supermarket Sales

(in millions)

	2008	2007
Including supermarket fuel centers	$69,762	$65,066
Excluding supermarket fuel centers	$62,492	$59,372

Including supermarket fuel centers	7.2%	7.2%
Excluding supermarket fuel centers	5.3%	5.5%
Comparable 4th Quarter store count	2,444	2,352

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as sales minus merchandise costs, including advertising, warehousing and transportation, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expense. FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rates were 23.20% in 2008, 23.65% in 2007 and 24.27% in 2006.  Our retail fuel sales reduce our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rates decreased 15 basis points in 2008, 20 basis points in 2007 and 26 basis points in 2006.  The decrease in our non-fuel FIFO gross margin rate reflects our continued reinvestment of operating cost savings into lower prices for our customers.  In addition, FIFO gross margin in 2008, compared to 2007, decreased due to high inflation in product costs.

LIFO Charge

The LIFO charge was $196 million in 2008, $154 million in 2007 and $50 million in 2006.  Like many food retailers, we continued to experience product cost inflation in 2008 at levels that have not occurred for several years.  This increase in product cost inflation caused the increase in the LIFO charge in 2008, compared to 2007 and 2006.  In addition, product cost inflation in 2007, compared to 2006, caused the increase in the LIFO charge in 2007 compared to 2006.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percent of sales, were 16.95% in 2008, 17.31% in 2007 and 17.91% in 2006.  The growth in our retail fuel sales reduces our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percent of sales excluding fuel, decreased 3 basis points in 2008, 33 basis points in 2007 and 9 basis points in 2006.  The decrease in our OG&A rate in 2008, excluding the effect of retail fuel operations, was primarily the result of increased identical supermarkets sales growth and a settlement received from credit card processers, partially offset by the $25 million charge related to Hurricane Ike and increases in credit card fees and health care costs.  The decrease in our OG&A rate in 2007, excluding the effect of retail fuel operations, was primarily the result of strong identical sales growth, increased productivity, and progress that was made in 2007 in controlling our utility, health care and pension costs.  These improvements were partially offset by increases in credit card fees.  Excluding the effect of retail fuel operations and expenses recorded for one-time legal reserves, our OG&A rate declined 16 basis points in 2006.

Rent Expense

Rent expense was $659 million in 2008, as compared to $644 million in 2007 and $649 million in 2006.  Rent expense, as a percent of sales, was 0.87% in 2008, as compared to 0.92% in 2007 and 0.98% in 2006.  The decrease in rent expense, as a percent of sales, reflects our increasing sales and our continued emphasis on owning rather than leasing whenever possible.

Depreciation and Amortization Expense

Depreciation expense was $1.4 billion in 2008, $1.4 billion in 2007 and $1.3 billion in 2006. The increases in depreciation and amortization expense were the result of capital expenditures totaling $2.2 billion in 2008, $2.1 billion in 2007 and $1.8 billion in 2006.  Depreciation and amortization expense, as a percent of sales, was 1.90% in 2008, 1.93% in 2007 and 1.92% in 2006.  The decrease in depreciation and amortization expense in 2008, compared to 2007, as a percent of sales, is primarily the result of increasing sales.  The increase in our depreciation and amortization expense in 2007, compared to 2006, as a percent of sales, is due to an annual depreciation charge in both years with 2006 containing 53 weeks of sales due to the structure of our fiscal calendar.

Interest Expense

Net interest expense totaled $485 million in 2008, $474 million in 2007 and $488 million in 2006.  The increase in interest expense in 2008, compared to 2007, was primarily the result of an increase in the average total debt balance for the year, partially offset by interest income related to the mark-to-market of ineffective fair value swaps.  The decrease in interest expense in 2007, compared to 2006, was the result of replacing borrowings with new borrowings at a lower interest rate.  The average total debt balance in 2007 was comparable to 2006.

Income Taxes

Our effective income tax rate was 36.5% in 2008, 35.4% in 2007 and 36.2% in 2006.  The effective tax rates for those years differed from the federal statutory rate primarily due to the effect of state income taxes.  In addition, the effective tax rate for 2007 differs from the expected federal statutory rate due to the resolution of some tax issues.  The effective rate in 2006 includes an adjustment of some deferred tax balances.

During the third quarter of 2007, we resolved favorably some outstanding tax issues.  This resulted in a 2007 tax benefit of approximately $40 million and reduced our effective tax rate by 1.9%.

In 2006, during the reconciliation of our deferred tax balances, and after the filing of our annual federal and state tax returns, we identified adjustments to be made in prior years’ deferred tax reconciliation.  We corrected these deferred tax balances in our Consolidated Financial Statements for the year ended February 3, 2007, which resulted in a reduction of our fiscal 2006 provision for income tax expense of approximately $21 million and reduced the rate by 1.2%.  We do not believe these adjustments are material to our Consolidated Financial Statements for the year ended February 3, 2007, or to any prior years’ Consolidated Financial Statements.  As a result, we have not restated any prior year amounts.

COMMON STOCK REPURCHASE PROGRAM

We maintain stock repurchase programs that comply with Securities Exchange Act Rule 10b5-1 and allow for the orderly repurchase of our common stock, from time to time.  We made open market purchases totaling $448 million in 2008, $1.2 billion in 2007 and $374 million in 2006 under these repurchase programs.  In addition to these repurchase programs, in December 1999 we began a program to repurchase common stock to reduce dilution resulting from our employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.  We repurchased approximately $189 million in 2008, $270 million in 2007 and $259 million in 2006 under the stock option programs.

In 2008, to preserve liquidity and financial flexibility, we reduced the amount of stock repurchased during the year, decreasing the cash used for stock purchases in 2008, compared to 2007.

CAPITAL EXPENDITURES

Capital expenditures, including changes in construction-in-progress payables and excluding acquisitions, totaled $2.2 billion in 2008 compared to $2.1 billion in 2007 and $1.8 billion in 2006.  The increase in capital spending in 2008 compared to 2007 and 2006 was the result of increasing our focus on remodels, merchandising and productivity projects.  The table below shows our supermarket storing activity and our total food store square footage:

Supermarket Storing Activity

	2008	2007	2006
Beginning of year	2,486	2,468	2,507
Opened	21	23	20
Opened (relocation)	14	9	17
Acquired	6	38	1
Acquired (relocation)	3	1	—
Closed (operational)	(32)	(43)	(60)
Closed (relocation)	(17)	(10)	(17)

End of year	2,481	2,486	2,468

Total food store square footage (in millions)	147	145	142

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

Self-Insurance Costs

We primarily are self-insured for costs related to workers’ compensation and general liability claims.  The liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through January 31, 2009.  We establish case reserves for reported claims using case-basis evaluation of the underlying claim data and we update as information becomes known.

For both workers’ compensation and general liability claims, we have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis.  We are insured for covered costs in excess of these per claim limits.  We account for the liabilities for workers’ compensation claims on a present value basis utilizing a risk-adjusted discount rate.  A 25 basis point decrease in our discount rate would increase our liability by approximately $4 million.  General liability claims are not discounted.

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

Impairments of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value.  Fair value is determined based on market values or discounted future cash flows.  We record impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for disposal, we adjust the value of the property and equipment to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions.  We recognize impairment for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  We recorded asset impairments in the normal course of business totaling $26 million in 2008, $24 million in 2007 and $61 million in 2006.  We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

Goodwill

We review goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events.  We perform reviews at the operating division level.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a division for purposes of identifying potential impairment.  We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future.  If we identify potential for impairment, we measure the fair value of a division against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill.  We recognize goodwill impairment for any excess of the carrying value of the division’s goodwill over the implied fair value.  If actual results differ significantly from anticipated future results for certain reporting units, we would need to recognize an impairment loss for any excess of the carrying value of the division’s goodwill over the implied fair value.  Results of the goodwill impairment reviews performed during 2008, 2007 and 2006 are summarized in Note 2 to the Consolidated Financial Statements.

The annual impairment review requires the extensive use of accounting judgment and financial estimates.  Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results.  Similar to our policy on impairment of long-lived assets, the cash flow projections embedded in our goodwill impairment reviews can be affected by several items such as inflation, business valuations in the market, the economy and market competition.

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

Post-Retirement Benefit Plans

(a) Company-sponsored defined benefit Pension Plans

We account for our defined benefit pension plans using the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 99, 106 and 132(R) (SFAS 158), which require the recognition of the funded status of retirement plans on the Consolidated Balance Sheet.  We record, as a component of Accumulated Other Comprehensive Income (“AOCI”), actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized.  We adopted the measurement date provisions of SFAS 158 effective February 3, 2008.  The majority of our pension and postretirement plans previously used a December 31 measurement date.  All plans are now measured as of our fiscal year end.  The non-cash effect of the adoption of the measurement date provisions of SFAS 158 decreased shareowners’ equity by approximately $5 million ($3 million after-tax) and increased long-term liabilities by approximately $5 million.  There was no effect on our results of operations.

The determination of our obligation and expense for Company-sponsored pension plans and other post-retirement benefits is dependent upon our selection of assumptions used by actuaries in calculating those amounts.  Those assumptions are described in Note 13 to the Consolidated Financial Statements and include, among others, the discount rate, the expected long-term rate of return on plan assets, average life expectancy and the rate of increases in compensation and health care costs.  Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in future periods.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions, including the discount rate used and the expected return on plan assets, may materially affect our pension and other post-retirement obligations and our future expense.  Note 13 to the Consolidated Financial Statements discusses the effect of a 1% change in the assumed health care cost trend rate on other post-retirement benefit costs and the related liability.

The objective of our discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled.  In making this determination, we take into account the timing and amount of benefits that would be available under the plans. Our methodology for selecting the discount rate as of year-end 2008 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the 7.00% discount rate as of year-end 2008 represents the equivalent single rate under a broad-market AA yield curve constructed by an outside consultant.  We utilized a discount rate of 6.50% for year-end 2007.  The 50 basis point increase in the discount rate decreased the projected pension benefit obligation as of January 31, 2009, by approximately $147 million.

To determine the expected return on pension plan assets, we consider current and forecasted plan asset allocations as well as historical and forecasted returns on various asset categories.  For 2008 and 2007, we assumed a pension plan investment return rate of 8.5%.  Our pension plan’s average return was 4.1% for the 10 calendar years ended December 31, 2008, net of all investment management fees and expenses, primarily due to the poor performance of the financial markets in 2008.  The value of all investments in our Company-sponsored defined benefit pension plans during the calendar year ending December 31, 2008, net of investment management fees and expenses declined 26.1%.  We believe our 8.5% pension return assumption is appropriate because we expect that future returns will achieve the same level of performances as the very long-term historical average annual return (for example, the S&P 500 Index has returned 8.4% annually on a compound basis for the 20 years ending December 31, 2008) for the various markets in which the plan invests.  We have been advised that during 2009, the trustees plan to increase the allocation of non-core assets, including high yield debt securities, commodities and real estate.  Collectively, these changes should improve the diversification of pension plan assets.  The trustees have advised us that they expect these changes will have little effect on the total portfolio risk but will increase the likelihood of achieving the 8.5% expected rate of return.  See Note 13 to the Consolidated Financial Statements for more information on the asset allocations of pension plan assets.

Sensitivity to changes in the major assumptions used in the calculation of Kroger’s pension plan liabilities for the qualified plans is illustrated below (in millions).

	Percentage Point Change	Projected Benefit Obligation Decrease/(Increase)	Expense Decrease/(Increase)
Discount Rate	+/- 1.0%	$257/$(309)	$13/$(28)
Expected Return on Assets	+/- 1.0%	—	$21/$(21)

We contributed $20 million in 2008, $52 million in 2007 and $150 million in 2006 to our Company-sponsored defined benefit pension plans.  Although Kroger is not required to make cash contributions to its Company-sponsored defined benefit pension plans during fiscal 2009, we made a $200 million cash contribution on February 2, 2009.  Additional contributions may be made if required under the Pension Protection Act to avoid any benefit restrictions.  We expect any voluntary contributions made during 2009 will reduce our minimum required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.

Net periodic benefit cost decreased in 2008 and 2007 compared to 2006 due to participants in the Cash Balance formula of the Consolidated Retirement Benefit Plan being moved to a defined contribution 401(k) retirement savings account plan effective January 1, 2007.  Participants under that formula continue to earn interest on prior contributions but no additional pay credits will be earned.  The 401(k) retirement savings plan provides to eligible employees both matching contributions and automatic contributions from Kroger based on participant contributions, plan compensation, and length of service.  We contributed and expensed $92 million in 2008 and $90 million in 2007 to employee 401(k) retirement savings accounts.

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

We recognize expense in connection with these plans as contributions are funded, in accordance with GAAP.  We made contributions to these plans, and recognized expense, of $219 million in 2008, $207 million in 2007, and $204 million in 2006.

Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in most or all of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits.  We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2008.  Because Kroger is only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of Kroger’s contributions to the total of all contributions to these plans in a year as a way of assessing Kroger’s “share” of the underfunding.  Nonetheless, the underfunding is not a direct obligation or liability of Kroger or of any employer.  As of December 31, 2008, we estimate that Kroger’s share of the underfunding of multi-employer plans to which Kroger contributes was $3.0 billion, pre-tax, or $1.9 billion, after-tax.  This represents an increase in the amount of underfunding estimated as of December 31, 2008, compared to December 31, 2007.  The increase in the amount of underfunding is attributable to the recent market downturn.  Our estimate is based on the best information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.  Our estimate is imprecise and not necessarily reliable.

We have made and disclosed this estimate not because this underfunding is a direct liability of Kroger.  Rather, we believe the underfunding is likely to have important consequences.  In 2008, our contributions to these plans increased approximately 6% over the prior year and have grown at a compound annual rate of approximately 6% since 2004.  We do not expect a significant increase in our contributions to multi-employer pension plans in 2009, compared to 2008, subject to collective bargaining and capital market conditions.  We believe our contributions to multi-employer pension plans could as much as double over the next several years, after 2009, to reduce this underfunding.  Finally, underfunding means that, in the event we were to exit certain markets or otherwise cease making contributions to these funds, we could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with SFAS No. 87, Employers’ Accounting for Pensions.

The amount of underfunding described above is an estimate and could change based on contract negotiations, returns on the assets held in the multi-employer plans and benefit payments.  The amount could decline, and Kroger’s future expense would be favorably affected, if the values of the assets held in the trust significantly increase or if further changes occur through collective bargaining, trustee action or favorable legislation.  On the other hand, Kroger’s share of the underfunding could increase and Kroger’s future expense could be adversely affected if the asset values decline, if employers currently contributing to these funds cease participation or if changes occur through collective bargaining, trustee action or adverse legislation.

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

Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a market-based framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 does not expand or require any new fair value measurements.  SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  FASB Staff Position (FSP) 157-2 Partial Deferral of the Effective Date of Statement No. 157 (FSP 157-2), deferred the effective date of SFAS 157 for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  Effective February 3, 2008, we adopted SFAS 157, except for non-financial assets and non-financial liabilities which are deferred until February 1, 2009 by FSP 157-2.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities;

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable;

Level 3 — Unobservable pricing inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing an asset or liability.

For those financial instruments carried at fair value in the consolidated financial statements, the following table summarizes the fair value of these instruments at January 31, 2009:

Fair Value Measurements Using

(in millions)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$11	$—	$—	$11

Variable Interest Entities

In December 2008, the FASB issued FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FAS 140-4 and FIN 46(R)-8).  FAS 140-4 and FIN 46(R)-8 require additional disclosures about an entity’s involvement with variable interest entities and transfers of financial assets.  Effective January 31, 2009, we adopted FAS 140-4 and FIN 46(R)-8.

In the first quarter of 2008, we made an investment in The Little Clinic LLC (“TLC”).  TLC operates supermarket walk-in medical clinics in seven states, primarily in the Midwest and Southeast.  At the date of investment, TLC was determined to be a variable-interest entity (“VIE”) under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R), with Kroger being the primary beneficiary.  We were deemed the primary beneficiary due to our current ownership interest and half of our written put options being at a floor price.  As a result, we consolidated TLC in accordance with FIN 46R.  The minority interest was recorded at fair value on the acquisition date.  The fair value of TLC was determined based on the amount of the investment made by Kroger and the percentage acquired.  Our assessment of goodwill represents the excess of this amount over the fair value of TLC’s net assets as of the investment date.  Creditors of TLC have no recourse to the general credit of Kroger.  Conversely, creditors of Kroger have no recourse to the assets of TLC.  In addition, if requested by TLC’s Board of Directors by January 1, 2010, we have agreed to make a pro rata portion of an additional capital contribution.

The table below shows the unaudited amounts of assets and liabilities from TLC included in our consolidated results, after eliminating intercompany items, as of January 31, 2009 (in millions of dollars):

2008
Current assets	$31
Property, plant and equipment, net	7
Goodwill	102
Other assets	1

Total Assets	$141

Current liabilities	$4

Minority interests	$82

In the fourth quarter of 2008, we became the primary beneficiary of i-wireless, LLC a VIE in which we have a 25% ownership interest.  We were deemed the primary beneficiary due to our current ownership interest, $25 million line of credit guarantee, and $8 million loan to i-wireless, LLC.  We became the primary beneficiary, in the fourth quarter of 2008, under FIN 46R after lending $8 million to i-wireless, LLC.  i-wireless, LLC sells prepaid phones primarily in our stores.  The minority interest was recorded at fair value.  The fair value of i-wireless, LLC was determined based on the amount of the investment made by Kroger in the fourth quarter of 2007 and the percentage acquired.  Our assessment of goodwill represents the excess of this amount over the fair value of i-wireless, LLC net assets as of the date of the loan.  We have guaranteed the indebtedness of i-wireless, LLC, up to $25 million, which is collateralized by $8 million of inventory located in our stores. The creditors of Kroger have no recourse to the assets of i-wireless, LLC.

The table below shows the preliminary and unaudited amounts of assets and liabilities from i-wireless, LLC included in our consolidated results, after eliminating intercompany items, as of January 31, 2009 (in millions of dollars):

2008
Current assets	$10
Property, plant and equipment, net	2
Goodwill	25
Other assets	5

Total Assets	$42

Current liabilities	$5

Long-term debt	$30

Minority interests	$1

Share-Based Compensation Expense

We account for stock options under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)).  Under this method, we recognize compensation expense for all share-based payments granted after January 29, 2006, as well as all share-based payments granted prior to, but not yet vested as of, January 29, 2006, in accordance with SFAS 123(R).  Under the fair value recognition provisions of SFAS 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  In addition, we account for restricted stock awards under SFAS 123(R).  We record expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the grant date of the award, over the period the awards lapse.

Inventories

Inventories are stated at the lower of cost (principally on a LIFO basis) or market.  In total, approximately 98% in 2008 and 97% in 2007 of inventories were valued using the LIFO method. Cost for the balance of the inventories was determined using the FIFO method.  Replacement cost was higher than the carrying amount by $800 million at January 31, 2009, and by $604 million at February 2, 2008.  We follow the Link-Chain, Dollar-Value LIFO method for purposes of calculating our LIFO charge or credit.

We follow the item-cost method of accounting to determine inventory cost before the LIFO adjustment for substantially all store inventories at our supermarket divisions.  This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances and cash discounts) of each item and recording the cost of items sold.  The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory and purchasing levels when compared to the methodology followed under the retail method of accounting.

We evaluate inventory shortages throughout the year based on actual physical counts in our facilities.  We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

Vendor Allowances

We recognize all vendor allowances as a reduction in merchandise costs when the related product is sold.  In most cases, vendor allowances are applied to the related product by item, and therefore reduce the carrying value of inventory by item.  When it is not practicable to allocate vendor allowances to the product by item, we recognize vendor allowances as a reduction in merchandise costs based on inventory turns and as the product is sold.  We recognized approximately $3.5 billion in 2008, $3.6 billion in 2007 and $3.3 billion in 2006 of vendor allowances as a reduction in merchandise costs.  We recognized more than 85% of all vendor allowances in the item cost with the remainder being based on inventory turns.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.9 billion of cash from operations in 2008 compared to $2.6 billion in 2007 and $2.4 billion in 2006.  The increase in cash generated from operating activities was primarily due to strong operating results adjusted for non-cash expenses.  In addition, changes in our operating assets and liabilities also affected the amount of cash provided by our operating activities.  We realized decreases in cash from changes in operating assets and liabilities of $411 million in 2008, $164 million in 2007 and $129 million in 2006.  The increase in the change in operating assets and liabilities in 2008, compared to 2007, is primarily due to an increase in income taxes receivable.  The increase in the change in operating assets and liabilities in 2007, compared to 2006, is primarily attributable to an increase in forward inventory buying activity.  These amounts are also net of cash contributions to our Company-sponsored defined benefit pension plans totaling $20 million in 2008, $52 million in 2007, and $150 in 2006.

Net cash used by investing activities

Cash used by investing activities was $2.2 billion in 2008, compared to $2.2 billion in 2007 and $1.6 billion in 2006.  Our use of cash for investing activities was consistent in 2008, compared to 2007.  The amount of cash used by investing activities increased in 2007, compared to 2006, due primarily to higher capital spending and payments for two acquisitions.  Capital expenditures, including changes in construction-in-progress payables and excluding acquisitions, were $2.2 billion in 2008, $2.1 billion in 2007 and $1.8 billion in 2006.  Refer to the Capital Expenditures section for an overview of our supermarket storing activity during the last three years.

Net cash used by financing activities

Financing activities used $769 million of cash in 2008 compared to $310 million in 2007 and $785 million in 2006.  The increase in the amount of cash used in 2008, compared to 2007, was primarily a result of payments on long term-debt and the bank revolver, offset by decreased stock repurchases.  The decrease in the amount of cash used in 2007, compared to 2006, was primarily a result of proceeds received from the issuance of long term-debt, offset by greater stock repurchases and dividends paid.  We repurchased $637 million of Kroger stock in 2008 compared to $1.4 billion in 2007 and $633 million in 2006. We paid dividends totaling $227 million in 2008, $202 million in 2007and $140 million in 2006.

Debt Management

Total debt, including both the current and long-term portions of capital leases and financing obligations, decreased $59 million to $8.1 billion as of year-end 2008 from $8.1 billion as of year-end 2007.  The slight decrease in 2008, compared to 2007, resulted from the issuance of $400 million of senior notes bearing an interest rate of 5.00%, $375 million of senior notes bearing an interest rate of 6.90% and $600 million of senior notes bearing an interest rate of 7.50%, offset by decreased commercial paper, the payments on the bank revolver, the repayment of $200 million of senior notes bearing an interest rate of 6.375% and $750 million of senior notes bearing an interest rate of 7.45% that came due in 2008.  Total debt increased to $8.1 billion as of year-end 2007 from $7.1 billion as of year-end 2006.  The increases in 2007, compared to 2006, resulted from the issuance of $600 million of senior notes bearing an interest rate of 6.4%, $750 million of senior notes bearing an interest rate of 6.15% and borrowings under the bank credit facility in 2007, offset by the repayment of $200 million of senior notes bearing an interest rate of 7.65% and $300 million of senior notes bearing an interest rate of 7.80% that came due in 2007.

Our total debt balances were also affected by our prefunding of employee benefit costs and by the mark-to-market adjustments necessary to record fair value interest rate hedges of our fixed rate debt, pursuant to SFAS No. 133 Accounting for Derivative Investments and Hedging Activities, as amended.  We had prefunded employee benefit costs of $300 million in each of the three years ended 2008, 2007 and 2006.  The mark-to-market adjustments increased the carrying value of our debt by $45 million in 2008 and $44 million in 2007.

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

Our credit facility also requires the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”).  A failure to maintain our financial covenants would impair our ability to borrow under the credit facility. These financial covenants and ratios are described below:

•                           Our Applicable Percentage Ratio (the ratio of Consolidated EBITDA to Consolidated Total Interest Expense, as defined in the credit facility) was 8.59 to 1 as of January 31, 2009.  Our current borrowing rates are determined from the better of our Applicable Percentage Ratio or our credit ratings as defined by the credit facility.

•                           Our Leverage Ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the credit facility) was 2.02 to 1 as of January 31, 2009.  If this ratio exceeded 3.50 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

•                           Our Fixed Charge Coverage Ratio (the ratio of Consolidated EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facility) was 4.12 to 1 as of January 31, 2009.  If this ratio fell below 1.70 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

Consolidated EBITDA, as defined in our credit facility, includes an adjustment for unusual gains and losses.  Our credit agreement is more fully described in Note 5 to the Consolidated Financial Statements.  We were in compliance with our financial covenants at year-end 2008.

The tables below illustrate our significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of January 31, 2009 (in millions of dollars):

	2009	2010	2011	2012	2013	Thereafter	Total
Contractual Obligations(1) (2)
Long-term debt (5)	$528	$542	$544	$1,414	$1,019	$3,550	$7,597
Interest on long-term debt (3)	479	426	398	350	286	2,442	4,381
Capital lease obligations	53	51	57	48	45	219	473
Operating lease obligations	778	738	674	624	575	3,274	6,663
Low-income housing obligations	2	—	—	—	—	—	2
Financed lease obligations	13	13	13	13	13	172	237
Self-insurance liability (4)	192	110	73	45	26	22	468
Construction commitments	128	—	—	—	—	—	128
Purchase obligations	394	87	63	51	28	19	642

Total	$2,567	$1,967	$1,822	$2,545	$1,992	$9,698	$20,591

Other Commercial Commitments
Credit facility(5)	$129	$—	$—	$—	$—	$—	$129
Standby letters of credit	344	—	—	—	—	—	344
Surety bonds	106	—	—	—	—	—	106
Guarantees	27	—	—	—	—	—	27

Total	$606	$—	$—	$—	$—	$—	$606

(1)

The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $45 million in 2008. This table also excludes contributions under various multi-employer pension plans, which totaled $219 million in 2008.

(2)

We adopted FIN 48 on February 4, 2007. See Note 4 to our Consolidated Financial Statements for information regarding the adoption of FIN 48. The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.

(3)

Amounts include contractual interest payments using the interest rate as of January 31, 2009 applicable to our variable interest debt instruments, excluding commercial paper borrowings due to the short-term nature of these borrowings, and stated fixed and swapped interest rates, if applicable, for all other debt instruments.

(4)	The amounts included in the contractual obligations table for self-insurance liability have been stated on a present value basis.
(5)	Long-term debt includes amounts under our credit facility which are also included in the Other Commercial Commitments table.

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

As of January 31, 2009, we maintained a $2.5 billion, five-year revolving credit facility that, unless extended, terminates in 2011.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained three uncommitted money market lines totaling $75 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of January 31, 2009, we had no borrowings under our credit agreement and net outstanding commercial paper of $90 million, that reduced amounts available under our credit agreement.  In addition, as of January 31, 2009, we had borrowings under our money market lines totaling $39 million.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $337 million as of January 31, 2009.

In addition to the available credit mentioned above, as of January 31, 2009, we had authorized for issuance $1.4 billion of securities under a shelf registration statement filed with the SEC and effective on December 20, 2007.

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

Most of our outstanding public debt is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of our subsidiaries.  See Note 16 to the Consolidated Financial Statements for a more detailed discussion of those arrangements.  In addition, we have guaranteed half of the indebtedness of two real estate entities in which we have 50% ownership interest.  Our share of the responsibility for this indebtedness, should the entities be unable to meet their obligations, totals approximately $7 million.  Based on the covenants underlying this indebtedness as of January 31, 2009, it is unlikely that we will be responsible for repayment of these obligations.  We have also agreed to guarantee, up to $25 million, the indebtedness of an entity of which we have 25% ownership interest.  Our share of the responsibility, as of January 31, 2009, should the entity be unable to meet its obligations, totals approximately $25 million and is collateralized by approximately $8 million of inventory located in our stores.  In addition, we have guaranteed half of the lease payments of a location leased by an entity in which we have a 50% ownership interest.  The net present value of the guaranteed rental payments is approximately $6 million.

We also are contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions.  We could be required to satisfy obligations under the leases if any of the assignees are unable to fulfill their lease obligations.  Due to the wide distribution of our assignments among third parties, and various other remedies available to us, we believe the likelihood that we will be required to assume a material amount of these obligations is remote.  We have agreed to indemnify certain third-party logistics operators for certain expenses, including pension trust fund contribution obligations and withdrawal liabilities.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 31, 2009, we adopted FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FAS 140-4 and FIN 46(R)-8).  FAS 140-4 and FIN 46(R)-8 require additional disclosures about an entity’s involvement with variable interest entities and transfers of financial assets.  See Note 2 to the Consolidated Financial Statements for further discussion of the adoption of FAS 140-4 and FIN 46(R)-8.

Effective February 3, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS 157), except for non-financial assets and non-financial liabilities as deferred until February 1, 2009 by FASB Staff Position (FSP) 157-2 Partial Deferral of the Effective Date of Statement No. 157 (FSP 157-2).  SFAS 157 defines fair value, establishes a market-based framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 does not expand or require any new fair value measurements.  FSP 157-2 deferred the effective date of SFAS 157 for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  See Note 7 to the Consolidated Financial Statements for further discussion of the adoption of SFAS 157.

Effective February 4, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN No. 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  See Note 4 to the Consolidated Financial Statements for further discussion of the adoption of FIN No. 48.

Effective February 3, 2007, we adopted the recognition and disclosure provisions (except for the measurement date change) of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statement No. 87, 99, 106 and 132(R) (SFAS 158), which requires the recognition of the funded status of our retirement plans on the Consolidated Balance Sheet.  Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are required to be recorded as a component of AOCI.  We adopted the measurement date provisions of SFAS 158 effective February 3, 2008.  The majority of our pension and postretirement plans previously used a December 31 measurement date.  All plans are now measured as of our fiscal year end.  The non-cash effect of the adoption of the measurement date provisions of SFAS 158 decreased shareowners’ equity by approximately $5 million ($3 million after-tax) and increased long-term liabilities by approximately $5 million.  There was no effect on our results of operations.  See Note 13 to the Consolidated Financial Statements for further discussion of the adoption of this standard.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (SFAS 160).  SFAS 160 will require the consolidation of noncontrolling interests as a component of equity.  SFAS 160 will become effective for our fiscal year beginning February 1, 2009.  We are currently evaluating the effect the adoption of SFAS 160 will have on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141R), which replaces SFAS No. 141.  SFAS 141R further expands the definitions of a business and the fair value measurement and reporting in a business combination.  SFAS 141R will become effective for our fiscal year beginning February 1, 2009.  Because the standard will only impact transactions entered into after February 1, 2009, SFAS 141R will not effect our Consolidated Financial Statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161).  SFAS 161 requires enhanced disclosures of an entity’s derivative and hedging activities.  SFAS 161 will become effective for our fiscal year beginning February 1, 2009.  We are currently evaluating the effect the adoption of SFAS 161 will have on our Consolidated Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP No. EITF 03-6-1).  FSP No. EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS.  FSP No. EITF 03-6-1 will become effective for our fiscal year beginning February 1, 2009.  We are currently evaluating the effect the adoption of FSP No. EITF 03-6-1 will have on our Consolidated Financial Statements.

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

•

We expect earnings per diluted share in the range of $2.00-$2.05 for 2009. This represents earnings per share growth of approximately 4%-7% in 2009, excluding the $0.02 per diluted share charge in 2008 related to Hurricane Ike. In addition, our shareholder return is enhanced by our dividend by over 1%.

•	We expect identical supermarket sales growth, excluding fuel sales, of 3%-4% in 2009, assuming product cost inflation of 1%-2%.

•

In 2009, we will continue to focus on driving sales growth and balancing investments in gross margin and improved customer service to provide a better shopping experience for our customers. We expect to finance these investments with operating cost reductions. We expect non-fuel operating margins to improve slightly in 2009, excluding the benefit of an expected lower LIFO charge.

•	In 2009, we expect fuel margins to be approximately $0.11 per gallon, as well as continued strong growth in gallons sold.

•	In 2009, we expect the LIFO charge to be $75 million, assuming product cost inflation of 1%-2%.

•

We plan to use cash flow primarily for capital investments, debt reduction and to pay cash dividends. As market conditions change, we plan to re-evaluate the above uses of cash flow and our stock repurchase activity.

•	We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•

Capital expenditures reflect our strategy of growth through expansion, as well as focusing on productivity increase from our existing store base through remodels.  In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements.  The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investment for 2009 to be in the range of $1.9-$2.1 billion, excluding acquisitions.  Total food store square footage is expected to grow approximately1.5%-2.0% before acquisitions and operational closings.

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

•

We expect that our OG&A results will be affected by increased costs, such as higher pension costs and credit card fees, as well as any potential future labor disputes, offset by improved productivity from process changes and leverage gained through sales increases.

•	We expect that our effective tax rate for 2009 will be approximately 37%.

•	We expect rent expense, as a percent of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•

We believe that in 2009 there will be opportunities to reduce our operating costs in such areas as administration, productivity improvements, shrink, warehousing and transportation. These savings will be invested in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•

Although we were not required to make cash contributions to Company-sponsored defined benefit pension plans during 2008 and do not anticipate being required to do so in 2009, we contributed $20 million to these plans in 2008 and we made a $200 million contribution in 2009 on February 2, 2009.  We expect any elective contributions made during 2009 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.  We also expect 2009 expense for Company-sponsored defined benefit pension plans to be comparable to 2008.  In addition, we expect our cash contributions and expense to the 401(k) Retirement Savings Account Plan from automatic and matching contributions to participants to increase in 2009, compared to 2008.

•

We do not expect a significant increase in our contributions to multi-employer pension plans in 2009 compared to 2008 subject to collective bargaining and capital market conditions.  In addition, we believe our contributions to multi-employer pension plans could as much as double over the next several years after 2009.

•

We expect our expense from the credit extended to our customers through our company branded credit card in 2009 to be comparable to 2008 of $14 million.  The 2008 expense represents an increase in net charge-offs of approximately $8 million, compared to 2007, due to the weak economy, higher outstanding balances, and portfolio maturation.  This rate is still below the credit card industry average and the credit portfolio continues to have an above-average credit score.

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

•

We have various labor agreements that will be negotiated in 2009, covering associates in Albuquerque, Arizona, Atlanta, Dallas, Dayton, Denver and Portland.  In all of these store contracts, rising health care and pension costs will continue to be an important issue in negotiations.  A prolonged work stoppage affecting a substantial number of locations could have a material effect on our results.

•	If market conditions change, it could affect our uses of cash flow.

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

•

Our estimate of product cost inflation could be affected by general economic conditions, weather, availability of raw materials and ingredients in the products that we sell and their packaging, and other factors beyond our control.

•	The timing of our recognition of LIFO expense will be affected primarily by expected food inflation during the year.

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

•

Our operating margins, without fuel, could fail to slightly improve as expected if we are unable to pass on any cost increases, fail to deliver the cost savings contemplated or if changes in the cost of our inventory and the timing of those changes differs from our expectations.

•	Our expected operating margin per gallon of fuel and fuel gallons sold could be affected by changes in the price of fuel or a change in our operating costs.

•

We have estimated our exposure to the claims and litigation arising in the normal course of business, as well as to the material litigation facing Kroger, and believe we have made adequate provisions for them where it is reasonably possible to estimate and where we believe an adverse outcome is probable. Unexpected outcomes in these matters, however, could result in an adverse effect on our earnings.

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

•

The actual amount of automatic and matching cash contributions to our 401(k) Retirement Savings Account Plan will depend on the number of participants, savings rate, plan compensation, and length of service of participants.

•

Our contributions and recorded expense related to multi-employer pension funds could increase more than anticipated.  Should asset values in these funds further deteriorate, if employers withdraw from these funds without providing for their share of the liability, or should our estimates prove to be understated, our contributions could increase more rapidly than we have anticipated, after 2009.

•	If weakness in the financial markets continues or worsens, our contributions to Company-sponsored defined benefit pension plans could increase more than anticipated.

•	Changes in laws or regulations, including changes in accounting standards, taxation requirements and environmental laws may have a material effect on our financial statements.

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

•

Changes in our product mix may negatively affect certain financial indicators. For example, we continue to add supermarket fuel centers to our store base. Since gasoline generates low profit margins, we expect to see our FIFO gross profit margins decline as gasoline sales increase. Although this negatively affects our FIFO gross margin, gasoline sales provide a positive effect on OG&A expense as a percent of sales.

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

•

Impairment losses could be affected by changes in our assumptions of future cash flows or market values.  Our cash flow projections include several years of projected cash flows and include assumptions on variables such as inflation, the economy and market competition.

•

Our estimated expense and obligation for Company-sponsored pension plans and other post-retirement benefits could be affected by changes in the assumptions used in calculating those amounts.  These assumptions include, among others, the discount rate, the expected long-term rate of return on plan assets, average life expectancy and the rate of increases in compensation and health care costs.

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

As of January 31, 2009, we did not have any outstanding interest rate swaps designated as fair value or cash flow hedges.

In 2008, we terminated nine fair value interest rate swaps with a total notional amount of $900 million.  Three of these terminated interest rate swaps were purchased and became ineffective fair value hedges in 2008.  The proceeds received at termination were credited to interest expense in the amount of $15 million.  We have unamortized proceeds from twelve interest rate swaps once classified as fair value hedges totaling approximately $45 million.  The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining term of the debt.

In addition to the interest rate swaps noted above, in 2005 we entered into three forward-starting interest rate swap agreements with a notional amount totaling $750 million.  A forward-starting interest rate swap is an agreement that effectively hedges future benchmark interest rates on debt for an established period of time.  We entered into the forward-starting interest rate swaps in order to lock into fixed interest rates on forecasted issuances of debt in 2007 and 2008.  In 2007, we terminated two of these forward-starting interest rate swaps with a notional amount of $500 million.  In 2008, we terminated the remaining forward interest rate swap with a notional amount of $250 million.  The unamortized payments and proceeds on these terminated forward-starting interest rate swaps have been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedge relates are made.  As of February 2, 2008, other long-term liabilities totaling $18 million were recorded to reflect the fair value of these agreements.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines.  The guidelines may change as our business needs dictate.

The table below provides information about our underlying debt portfolio as of January 31, 2009.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases as of January 31, 2009.  Interest rates reflect the weighted average rate for the outstanding instruments.  The variable component of each variable rate debt is based on the U.S. dollar LIBOR using the forward yield curve as of January 31, 2009.  The Fair-Value column includes the fair-value of our debt instruments as of January 31, 2009.  Refer to Notes 5, 6 and 7 of our Consolidated Financial Statements:

	Expected Year of Maturity
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(In millions)
Debt
Fixed rate	$(384)	$(535)	$(490)	$(1,359)	$(1,008)	$(3,538)	$(7,314)	$(7,637)
Average interest rate	6.78%	6.67%	6.57%	6.61%	6.68%	6.77%
Variable rate	$(144)	$(7)	$(54)	$(55)	$(11)	$(12)	$(283)	$(283)
Average interest rate	2.27%	5.14%	4.35%	7.27%	7.72%	8.10%

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

Some of the product we purchase is shipped in corrugated cardboard packaging.  We sell corrugated cardboard when it is economical to do so. As of January 31, 2009, we maintained a derivative instrument to manage exposure to changes in corrugated cardboard prices.  This derivative has a three-year term.  The instrument does not qualify for hedge accounting, in accordance with SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, as amended.  Accordingly, the change in the fair value of this instrument is marked-to-market in our Consolidated Statements of Operations in OG&A expenses.  As of January 31, 2009, the fair value of this instrument was insignificant.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of

The Kroger Co.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareowners’ equity present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 14 to the consolidated financial statements, the Company adopted the measurement date provision of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of January 31, 2009, the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, for financial assets and financial liabilities as of February 3, 2008, the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of February 4, 2007 and the recognition and disclosure provisions of SFAS No. 158 as of February 3, 2007.

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

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 31, 2009

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(In millions, except par values)	January 31, 2009	February 2, 2008
ASSETS
Current assets
Cash and temporary cash investments	$263	$242
Deposits in-transit	631	676
Receivables	944	786
FIFO Inventory	5,659	5,453
LIFO credit	(800)	(604)
Prefunded employee benefits	300	300
Prepaid and other current assets	209	255
Total current assets	7,206	7,108

Property, plant and equipment, net	13,161	12,498
Goodwill	2,271	2,144
Other assets	573	543

Total Assets	$23,211	$22,293

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$558	$1,592
Trade accounts payable	3,822	3,867
Accrued salaries and wages	828	815
Deferred income taxes	344	239
Other current liabilities	2,077	2,170

Total current liabilities	7,629	8,683

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	7,460	6,485
Adjustment to reflect fair value interest rate hedges	45	44

Long-term debt including obligations under capital leases and financing obligations	7,505	6,529

Deferred income taxes	384	367
Pension and postretirement benefit obligations	1,174	554
Other long-term liabilities	1,248	1,246

Total Liabilities	17,940	17,379

Minority interests	95	—

Commitments and Contingencies (See Note 11)
SHAREOWNERS’ EQUITY
Preferred stock, $100 par, 5 shares authorized and unissued	—	—
Common stock, $1 par, 1,000 shares authorized: 955 shares issued in 2008 and 947 shares issued in 2007	955	947
Additional paid-in capital	3,266	3,031
Accumulated other comprehensive loss	(495)	(122)
Accumulated earnings	7,489	6,480
Common stock in treasury, at cost, 306 shares in 2008 and 284 shares in 2007	(6,039)	(5,422)

Total Shareowners’ Equity	5,176	4,914

Total Liabilities and Shareowners’ Equity	$23,211	$22,293

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

(In millions, except per share amounts)	2008 (52 weeks)	2007 (52 weeks)	2006 (53 weeks)
Sales	$76,000	$70,235	$66,111
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	58,564	53,779	50,115
Operating, general and administrative	12,884	12,155	11,839
Rent	659	644	649
Depreciation and amortization	1,442	1,356	1,272

Operating Profit	2,451	2,301	2,236
Interest expense	485	474	488

Earnings before income tax expense	1,966	1,827	1,748
Income tax expense	717	646	633

Net earnings	$1,249	$1,181	$1,115

Net earnings per basic common share	$1.92	$1.71	$1.56

Average number of common shares used in basic calculation	652	690	715

Net earnings per diluted common share	$1.90	$1.69	$1.54

Average number of common shares used in diluted calculation	659	698	723

Dividends declared per common share	$.36	$.30	$.26

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

(In millions)	2008 (52 weeks)	2007 (52 weeks)	2006 (53 weeks)
Cash Flows From Operating Activities:
Net earnings	$1,249	$1,181	$1,115
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,442	1,356	1,272
LIFO charge	196	154	50
Stock-based employee compensation	91	87	72
Expense for Company-sponsored pension plans	44	67	161
Deferred income taxes	341	(86)	(60)
Other	(36)	37	20
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	45	(62)	(125)
Inventories	(193)	(381)	(173)
Receivables	(28)	(17)	(90)
Prepaid expenses	47	3	(43)
Accounts payable	(53)	165	220
Accrued expenses	(33)	174	134
Income taxes receivable (payable)	(206)	43	(4)
Contribution to Company-sponsored pension plans	(20)	(51)	(150)
Other	10	(89)	(48)

Net cash provided by operating activities	2,896	2,581	2,351

Cash Flows From Investing Activities:
Payments for capital expenditures	(2,149)	(2,126)	(1,683)
Proceeds from sale of assets	59	49	143
Payments for acquisitions	(80)	(90)	—
Other	(9)	(51)	(47)

Net cash used by investing activities	(2,179)	(2,218)	(1,587)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	1,377	1,372	10
Payments on long-term debt	(1,048)	(560)	(556)
Borrowings (payments) on bank revolver	(441)	218	352
Excess tax benefits on stock-based awards	15	36	38
Proceeds from issuance of capital stock	172	188	168
Treasury stock purchases	(637)	(1,421)	(633)
Dividends paid	(227)	(202)	(140)
Increase in book overdrafts	2	61	1
Other	18	(2)	(25)

Net cash used by financing activities	(769)	(310)	(785)

Net increase (decrease) in cash and temporary cash investments	(52)	53	(21)

Cash from Consolidated Variable Interest Entity	73	—	—

Cash and temporary cash investments:
Beginning of year	242	189	210
End of year	$263	$242	$189

Reconciliation of capital expenditures:
Payments for capital expenditures	$(2,149)	$(2,126)	$(1,683)
Changes in construction-in-progress payables	(4)	66	(94)

Total capital expenditures	$(2,153)	$(2,060)	$(1,777)

Disclosure of cash flow information:
Cash paid during the year for interest	$485	$477	$514
Cash paid during the year for income taxes	$641	$640	$615

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY

Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Total
Balances at January 28, 2006	927	$927	$2,536	204	$(3,403)	$(243)	$4,573	$4,390
Issuance of common stock:
Stock options and warrants exercised	9	9	95	(1)	30	—	—	134
Restricted stock issued	1	1	13	—	(5)	—	—	9
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	18	(374)	—	—	(374)
Stock options and restricted stock exchanged	—	—	—	11	(259)	—	—	(259)
Tax benefits from exercise of stock options and warrants	—	—	39	—	—	—	—	39
Share-based employee compensation	—	—	72	—	—	—	—	72
Other comprehensive gain net of income tax of $63	—	—	—	—	—	102	—	102
SFAS No. 158 adjustment net of income tax of $(71)	—	—	—	—	—	(120)	—	(120)
Other	—	—	—	—	—	2		2
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	—	(187)	(187)
Net earnings	—	—	—	—	—	—	1,115	1,115

Balances at February 3, 2007	937	937	2,755	232	(4,011)	(259)	5,501	4,923
Issuance of common stock:
Stock options exercised	10	10	175	—	3	—	—	188
Restricted stock issued	—	—	(25)	(1)	11	—	—	(14)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	43	(1,151)	—	—	(1,151)
Stock options and restricted stock exchanged	—	—	—	10	(270)	—	—	(270)
Tax benefits from exercise of stock options	—	—	35	—	—	—	—	35
Share-based employee compensation	—	—	87	—	—	—	—	87
Other comprehensive gain net of income tax of $82	—	—	—	—	—	137	—	137
Other	—	—	4	—	(4)	—	4	4
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	—	(206)	(206)
Net earnings	—	—	—	—	—	—	1,181	1,181

Balances at February 2, 2008	947	947	3,031	284	(5,422)	(122)	6,480	4,914
Issuance of common stock:
Stock options exercised	8	8	162	—	3	—	—	173
Restricted stock issued	—	—	(46)	(1)	30	—	—	(16)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	16	(448)	—	—	(448)
Stock options and restricted stock exchanged	—	—	—	7	(189)	—	—	(189)
Tax benefits from exercise of stock options	—	—	15	—	—	—	—	15
Share-based employee compensation	—	—	91	—	—	—	—	91
Other comprehensive loss net of income tax of $(224)	—	—	—	—	—	(373)	—	(373)
Other	—	—	13	—	(13)	—	(3)	(3)
Cash dividends declared ($0.36 per common share)	—	—	—	—	—	—	(237)	(237)
Net earnings	—	—	—	—	—	—	1,249	1,249

Balances at January 31, 2009	955	$955	$3,266	306	$(6,039)	$(495)	$7,489	$5,176

Comprehensive income:

	2008	2007	2006
Net earnings	$1,249	$1,181	$1,115
Unrealized gain (loss) on hedging activities, net of income tax of $2 in 2008, $(13) in 2007 and $5 in 2006	3	(21)	7
Amortization of unrealized gains and losses on hedging activities, net of income tax of $(2)	(3)	—	—
Additional minimum pension liability adjustment, net of income tax of $58 in 2006	—	—	95
Change in pension and other postretirement defined benefit plans, net of income tax of $(224) in 2008 and $95 in 2007	(373)	158	—

Comprehensive income	$876	$1,318	$1,217

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

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of January 31, 2009, the Company was one of the largest retailers in the United States based on annual sales.  The Company also manufactures and processes food for sale by its supermarkets.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and the Variable Interest Entities (“VIE”) in which the Company is the primary beneficiary.  Significant intercompany transactions and balances have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 52-week period ended January 31, 2009, the 52-week period ended February 2, 2008, and the 53-week period ended February 3, 2007.

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

Cash and temporary cash investments

Cash and temporary cash investments represent store cash, escrow deposits and Euros held to settle Euro-denominated contracts.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, the Company valued its carrying amount of Euros at the spot rates as of January 31, 2009 and February 2, 2008.

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 98% and 97% of inventories for 2008 and 2007, respectively, were valued using the LIFO method.  Cost for the balance of the inventories, including substantially all fuel inventories, was determined using the first-in, first-out (“FIFO”) method.  Replacement cost was higher than the carrying amount by $800 at January 31, 2009 and $604 at February 2, 2008.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets.  Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years.  Some store equipment acquired as a result of the Fred Meyer merger was assigned a 15-year life.  The life of this equipment was not changed.  Leasehold improvements are amortized over the shorter of the lease term to which they relate, which varies from four to 25 years, or the useful life of the asset.  Manufacturing plant and distribution center equipment is depreciated over lives varying from three to 15 years.  Information technology assets are generally depreciated over five years.  Depreciation and amortization expense was $1,442 in 2008, $1,356 in 2007 and $1,272 in 2006.

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

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events.  The reviews are performed at the operating division level.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a division for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  If potential for impairment is identified, the fair value of a division is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill.  Goodwill impairment is recognized for any excess of the carrying value of the division’s goodwill over the implied fair value.  Results of the goodwill impairment reviews performed during 2008, 2007 and 2006 are summarized in Note 2 to the Consolidated Financial Statements.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value.  Fair value is determined based on market values or discounted future cash flows.  The Company records impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for sale, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  The Company recorded asset impairments in the normal course of business totaling $26, $24 and $61 in 2008, 2007 and 2006, respectively.  Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

The following table summarizes accrual activity for future lease obligations of stores closed that were closed in the normal course of business:

Future Lease Obligations
Balance at February 3, 2007	$89
Additions	8
Payments	(16)
Adjustments	(7)

Balance at February 2, 2008	74
Additions	4
Payments	(13)

Balance at January 31, 2009	$65

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

Benefit Plans

Effective February 3, 2007, the Company adopted the recognition and disclosure provisions (except for the measurement date change) of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statement No. 87, 99, 106 and 132(R) (SFAS 158), which requires the recognition of the funded status of its retirement plans on the Consolidated Balance Sheet.  Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”).  The Company adopted the measurement date provisions of SFAS 158 effective February 3, 2008.  The majority of our pension and postretirement plans previously used a December 31 measurement date.  All plans are now measured as of the Company’s fiscal year end.  The non-cash effect of the adoption of the measurement date provisions of SFAS 158 decreased shareholders’ equity by approximately $5 ($3 after-tax) and increased long-term liabilities by approximately $5.  There was no effect on the Company’s results of operations.

The determination of the obligation and expense for Company-sponsored pension plans and other post-retirement benefits is dependent on the selection of assumptions used by actuaries and the Company in calculating those amounts.  Those assumptions are described in Note 13 and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs.  Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in future periods.  While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company also participates in various multi-employer plans for substantially all union employees.  Pension expense for these plans is recognized as contributions are funded. Refer to Note 13 for additional information regarding the Company’s benefit plans.

Stock Based Compensation

The Company accounts for stock options under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)).  Under this method, the Company recognizes compensation expense for all share-based payments granted after January 29, 2006, as well as all share-based payments granted prior to, but not yet vested as of, January 29, 2006, in accordance with SFAS 123(R).  Under the fair value recognition provisions of SFAS 123(R), the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  In addition, the Company accounts for restricted stock awards under SFAS 123(R).  The Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the grant date of the award, over the period the awards lapse.

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

Uncertain Tax Positions

Effective February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 31, 2009, the most recent examination concluded by the Internal Revenue Service covered the years 2002 through 2004.

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

The following table summarizes the changes in the Company’s self-insurance liability through January 31, 2009.

	2008	2007	2006
Beginning balance	$470	$440	$445
Expense	189	215	196
Claim payments	(191)	(185)	(201)
Ending balance	468	470	440
Less current portion	(192)	(183)	(165)
Long-term portion	$276	$287	$275

The current portion of the self-insured liability is included in “Other current liabilities”, and the long-term portion is included in “Other long-term liabilities” in the Consolidated Balance Sheets.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s pre-tax advertising costs totaled $532 in 2008, $506 in 2007 and $508 in 2006.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

Deposits In-Transit

Deposits in-transit generally represent funds deposited to the Company’s bank accounts at the end of the year related to sales, a majority of which were paid for with credit cards and checks, to which the Company does not have immediate access.

Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments.  Book overdrafts, which are included in accounts payable, represent disbursements that are funded as the item is presented for payment.  Book overdrafts totaled $663, $661 and $600 as of January 31, 2009, February 2, 2008, and February 3, 2007, respectively, and are reflected as a financing activity in the Consolidated Statements of Cash Flows.

Segments

The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores throughout the United States.  The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, are its only reportable segment. All of the Company’s operations are domestic.

2.              GOODWILL

The annual evaluation of goodwill performed during the fourth quarter of 2008, 2007 and 2006 did not result in impairment.

The following table summarizes the changes in the Company’s net goodwill balance through January 31, 2009.

Goodwill
Balance at January 28, 2006	$2,192
Goodwill recorded	—
Purchase accounting adjustments	—

Balance at February 3, 2007	2,192
Goodwill recorded	23
Effect of FIN 48 adoption	(71)

Balance at February 2, 2008	2,144
Goodwill recorded	127
Purchase accounting adjustments	—

Balance at January 31, 2009	$2,271

In December 2008, the FASB issued FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FAS 140-4 and FIN 46(R)-8).  FAS 140-4 and FIN 46(R)-8 require additional disclosures about an entity’s involvement with variable interest entities and transfers of financial assets.  Effective January 31, 2009, the Company has adopted FAS 140-4 and FIN 46(R)-8 .

In the first quarter of 2008, the Company made an investment in The Little Clinic LLC (“TLC”).  TLC operates supermarket walk-in medical clinics in seven states, primarily in the Midwest and Southeast.  At the date of investment, TLC was determined to be a variable-interest entity (“VIE”) under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R), with the Company being the primary beneficiary.  The Company was deemed the primary beneficiary due to its current ownership interest and half of its written put options being at a floor price.  As a result, the Company consolidated TLC in accordance with FIN 46R.  The minority interest was recorded at fair value on the acquisition date.  The fair value of TLC was determined based on the amount of the investment made by the Company and the percentage acquired.  The Company’s assessment of goodwill represents the excess of this amount over the fair value of TLC’s net assets as of the investment date.  Creditors of TLC have no recourse to the general credit of the Company.  Conversely, creditors of the Company have no recourse to the assets of TLC.  In addition, if requested by TLC’s Board of Directors by January 1, 2010, the Company has agreed to make a pro rata portion of an additional capital contribution.

The table below shows the unaudited amounts of assets and liabilities from TLC included in the Company’s consolidated results, after eliminating intercompany items, as of January 31, 2009:

2008
Current assets	$31
Property, plant and equipment, net	7
Goodwill	102
Other assets	1

Total Assets	$141

Current liabilities	$4

Minority interests	$82

In the fourth quarter of 2008, the Company became the primary beneficiary of i-wireless, LLC a VIE in which the Company has a 25% ownership interest.  The Company was deemed the primary beneficiary due to its current ownership interest, $25 line of credit guarantee, and $8 loan to i-wireless, LLC.  The Company became the primary beneficiary, in the fourth quarter of 2008, under FIN 46R after lending $8 to i-wireless, LLC.  i-wireless, LLC sells prepaid phones primarily in Company stores.  The minority interest was recorded at fair value.  The fair value of i-wireless, LLC was determined based on the amount of the investment made by the Company in the fourth quarter of 2007 and the percentage acquired.  The Company’s assessment of goodwill represents the excess of this amount over the fair value of i-wireless, LLC’s net assets as of the date of the loan.  The Company has guaranteed the indebtedness of i-wireless, LLC, up to $25, which is collateralized by $8 of inventory located in the Company’s stores. The creditors of the Company have no recourse to the assets of i-wireless, LLC.

The table below shows the preliminary and unaudited amounts of assets and liabilities from i-wireless, LLC included in the Company’s consolidated results, after eliminating intercompany items, as of January 31, 2009:

2008
Current assets	$10
Property, plant and equipment, net	2
Goodwill	25
Other assets	5

Total Assets	$42

Current liabilities	$5

Long-term debt	$30

Minority interests	$1

The proforma effects of these acquisitions are not material to previously reported results.

3.             PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2008	2007
Land	$1,944	$1,779
Buildings and land improvements	6,457	5,875
Equipment	8,993	8,620
Leasehold improvements	5,076	4,626
Construction-in-progress	880	965
Leased property under capital leases and financing obligations	550	571

Total property, plant and equipment	23,900	22,436
Accumulated depreciation and amortization	(10,739)	(9,938)

Property, plant and equipment, net	$13,161	$12,498

Accumulated depreciation for leased property under capital leases was $283 at January 31, 2009, and $286 at February 2, 2008.

Approximately $396 and $540, original cost, of Property, Plant and Equipment collateralized certain mortgages at January 31, 2009 and February 2, 2008, respectively.

4.              TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2008	2007	2006
Federal
Current	$304	$661	$652
Deferred	331	(62)	(52)

	635	599	600
State and local
Current	46	71	55
Deferred	36	(24)	(22)

	82	47	33

Total	$717	$646	$633

A reconciliation of the statutory federal rate and the effective rate follows:

	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.7%	1.7%	1.9%
Credits	(1.0)%	(0.9)%	(0.8)%
Favorable resolution of issues	—	(1.9)%	—
Deferred tax adjustment	—	—	(1.2)%
Other changes, net	(0.2)%	1.5%	1.3%

	36.5%	35.4%	36.2%

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

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2008	2007
Current deferred tax assets:
Net operating loss and credit carryforwards	$2	$16
Compensation related costs	43	53
Other	—	8

Total current deferred tax assets	45	77
Current deferred tax liabilities:
Insurance related costs	(104)	(104)
Inventory related costs	(242)	(212)
Other	(43)	—

Total current deferred tax liabilities	(389)	(316)

Current deferred taxes	$(344)	$(239)

Long-term deferred tax assets:
Compensation related costs	$461	$268
Lease accounting	100	102
Closed store reserves	65	68
Insurance related costs	64	64
Net operating loss and credit carryforwards	51	35
Other	13	23

Long-term deferred tax assets, net	754	560
Long-term deferred tax liabilities:
Depreciation	(1,138)	(926)
Other	—	(1)

Total long-term deferred tax liabilities	(1,138)	(927)

Long-term deferred taxes	$(384)	$(367)

At January 31, 2009, the Company had net operating loss carryforwards for state income tax purposes of $451 that expire from 2009 through 2028.  The utilization of certain of the Company’s net operating loss carryforwards may be limited in a given year.

At January 31, 2009, the Company had State credits of $20, some of which expire from 2009 through 2027.  The utilization of certain of the Company’s credits may be limited in a given year.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes on February 4, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $694.  A reconciliation of the beginning and ending amount of unrecognized tax benefits as of January 31, 2009 and February 2, 2008 is a follows:

	2008	2007
Beginning balance	$469	$694
Additions based on tax positions related to the current year	53	49
Reductions based on tax positions related to the current year	(6)	(32)
Additions for tax positions of prior years	4	11
Reductions for tax positions of prior years	(11)	(162)
Settlements	(17)	(90)
Reductions due to lapse of statute of limitations	—	(1)
Ending balance	$492	$469

The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

As of January 31, 2009 and February 2, 2008, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $116 and $120, respectively.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense.  During the years ended January 31, 2009 and February 2, 2008, the Company recognized approximately $6 and $(11), respectively, in interest and penalties.  The Company had accrued approximately $99 and $101 for the payment of interest and penalties as of January 31, 2009 and February 2, 2008, respectively.

The IRS concluded a field examination of the Company’s 2002 — 2004 U.S. tax returns during the third quarter of 2007 and is currently auditing years 2005 — 2007.  The audit is not expected to be completed in the next twelve months.  Additionally, the Company has a case in the U.S. Tax Court.  A decision on this case is not expected within the next 12 months.  In connection with this case, the Company has extended the statute of limitations on our tax years after 1991 and those years remain open to examination.  States have a limited time frame to review and adjust federal audit changes reported.  Assessments made and refunds allowed are generally limited to the federal audit changes reported.

5.             DEBT OBLIGATIONS

Long-term debt consists of:

	2008	2007
Credit facility, commercial paper and money market borrowings	$129	$570
4.95% to 9.20% Senior notes and debentures due through 2038	7,186	6,766
5.00% to 9.95% Mortgages due in varying amounts through 2034	119	166
Other	163	137

Total debt	7,597	7,639
Less current portion	(528)	(1,564)

Total long-term debt	$7,069	$6,075

In 2007, the Company issued $600 of senior notes bearing an interest rate of 6.4% due in 2017 and $750 of senior notes bearing an interest rate of 6.15% due in 2020.

In 2008, the Company issued $400 of senior notes bearing an interest rate of 5.0% due in 2013, $375 of senior notes bearing an interest rate of 6.9% due in 2038 and $600 of senior notes bearing an interest rate of 7.5% due in 2014.

As of January 31, 2009, the Company had a $2,500 Five-Year Credit Agreement maturing in 2011, unless earlier terminated by the Company.  Borrowings under the credit agreement bear interest at the option of the Company at a rate equal to either (i) the highest, from time to time of (A) the base rate of JP Morgan Chase Bank, N.A., (B) ½% over a moving average of secondary market morning offering rates for three-month certificates of deposit adjusted for reserve requirements, and (C) ½% over the federal funds rate or (ii) an adjusted Eurodollar rate based upon the London Interbank Offered Rate (“Eurodollar Rate”) plus an applicable margin.  In addition, the Company pays a facility fee in connection with the credit agreement.  Both the applicable margin and the facility fee vary based upon the Company’s achievement of a financial ratio or credit rating.  At January 31, 2009, the applicable margin was 0.19%, and the facility fee was 0.06%.  The credit facility contains covenants, which, among other things, require the maintenance of certain financial ratios, including fixed charge coverage and leverage ratios.  The Company may prepay the credit agreement in whole or in part, at any time, without a prepayment penalty.  In addition to the credit agreement, the Company maintained three uncommitted money market lines totaling $75 in the aggregate.  The money market lines allow the Company to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of January 31, 2009, the Company had no borrowings under its credit agreement and net outstanding commercial paper of $90, that reduced amounts available under the Company’s credit agreement.  In addition, as of January 31, 2009, the Company had borrowings under its money market lines totaling $39.  The weighted average interest rate on outstanding commercial paper and borrowings under the Company’s money market lines was 1.89% at January 31, 2009.  The outstanding letters of credit that reduce funds available under the Company’s credit agreement totaled $337 as of January 31, 2009.

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

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2008, and for the years subsequent to 2008 are:

2009	$528
2010	542
2011	544
2012	1,414
2013	1,019
Thereafter	3,550

Total debt	$7,597

6.              Derivative FINANCIAL INSTRUMENTS

Interest Rate Risk Management

The Company historically has used derivatives to manage its exposure to changes in interest rates.  The interest differential to be paid or received is accrued as interest expense. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met.  In accordance with this standard, the Company’s derivative financial instruments are recognized on the balance sheet at fair value.  Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings.  Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.  Changes in the fair value of derivative instruments designated as “fair value” hedges, along with corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current period earnings.  Ineffective portions of fair value hedges, if any, are recognized in current period earnings.

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

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of January 31, 2009, and February 2, 2008.

	2008		2007
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$—	$—	$1,050	$—
Number of contracts	—	—	6	—
Duration in years	—	—	2.07	—
Average variable rate	—	—	5.97%	—
Average fixed rate	—	—	6.74%	—
Maturity			Between March 2008 and January 2015

As of February 2, 2008, other long-term assets totaling $11 were recorded to reflect the fair value of these agreements, offset by increases in the fair value of the underlying debt.

In 2008, the Company terminated nine fair value interest rate swaps with a total notional amount of $900.  Three of these terminated interest rate swaps were purchased and became ineffective fair value hedges in 2008.  The proceeds received at termination were credited to interest expense in the amount of $15.  The Company has unamortized proceeds from twelve interest rate swaps once classified as fair value hedges totaling approximately $45.  The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining term of the debt.

In addition to the interest rate swaps noted above, in 2005 the Company entered into three forward-starting interest rate swap agreements with a notional amount totaling $750.  A forward-starting interest rate swap is an agreement that effectively hedges future benchmark interest rates on debt for an established period of time.  The Company entered into the forward-starting interest rate swaps in order to lock into fixed interest rates on forecasted issuances of debt in 2007 and 2008.  In 2007, the Company terminated two of these forward-starting interest rate swaps with a notional amount of $500.  In 2008, the Company terminated the remaining forward-starting interest rate swap with a notional amount of $250.  The unamortized payments and proceeds on these terminated forward-starting interest rate swaps have been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedge relates are made.  As of February 2, 2008, other long-term liabilities totaling $18 were recorded to reflect the fair value of these agreements.

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

Some of the product the Company purchases is shipped in corrugated cardboard packaging.  The corrugated cardboard is sold when it is economical to do so.  As of January 31, 2009, the Company maintained a derivative instrument to manage exposure to changes in corrugated cardboard prices.  This derivative has a three-year term.  The instrument does not qualify for hedge accounting, in accordance with SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, as amended.  Accordingly, the change in the fair value of this instrument is marked-to-market in the Company’s Consolidated Statements of Operations as operating, general and administrative (“OG&A”) expense.  As of January 31, 2009, the fair value of this instrument was insignificant.

7.              FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities;

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable;

Level 3 — Unobservable pricing inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing an asset or liability.

For those financial instruments carried at fair value in the consolidated financial statements, the following table summarizes the fair value of these instruments at January 31, 2009:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$11	$—	$—	$11

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market price for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at the respective year-ends.  At January 31, 2009, the fair value of total debt was $7,920 compared to a carrying value of $7,597.  At February 2, 2008, the fair value of total debt was $7,973 compared to a carrying value of $7,639.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At January 31, 2009 and February 2, 2008, the carrying and fair value of practicable long-term investments was $67 and $75, respectively.

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

Rent expense (under operating leases) consists of:

	2008	2007	2006
Minimum rentals	$762	$747	$753
Contingent payments	12	11	10
Tenant income	(115)	(114)	(114)

Total rent expense	$659	$644	$649

Minimum annual rentals and payments under capital leases and lease-financed transactions for the five years subsequent to 2008 and in the aggregate are:

	Capital Leases	Operating Leases	Lease Financed Transactions
2009	$53	$778	$4
2010	51	738	4
2011	57	674	5
2012	48	624	5
2013	45	575	5
Thereafter	219	3,274	111

	473	$6,663	$134

Less estimated executory costs included in capital leases	(1)

Net minimum lease payments under capital leases	472
Less amount representing interest	(185)

Present value of net minimum lease payments under capital leases	$287

Total future minimum rentals under noncancellable subleases at January 31, 2009, were $334.

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

	For the year ended January 31, 2009			For the year ended February 2, 2008			For the year ended February 3, 2007
(in millions, except per share amounts)	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Basic EPS	$1,249	652	$1.92	$1,181	690	$1.71	$1,115	715	$1.56
Dilutive effect of stock option awards and warrants		7			8			8

Diluted EPS	$1,249	659	$1.90	$1,181	698	$1.69	$1,115	723	$1.54

For the years ended January 31, 2009, February 2, 2008 and February 3, 2007, there were options outstanding for approximately 11.8 million, 2.0 million and 25.4 million shares of common stock, respectively, that were excluded from the computation of diluted EPS.  These shares were excluded because their inclusion would have had an anti-dilutive effect on EPS.

10.       STOCK OPTION PLANS

The Company grants options for common stock (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the stock at the date of grant.  The Company accounts for stock options under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)).  Under this method, the Company recognizes compensation expense for all share-based payments granted after January 29, 2006, as well as all share-based payments granted prior to, but not yet vested as of, January 29, 2006, in accordance with SFAS 123(R).  Under the fair value recognition provisions of SFAS 123(R), the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  Equity awards may be made at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings.  The 2008 primary grant was made in conjunction with the June meeting of the Company’s Board of Directors.

Stock options typically expire 10 years from the date of grant.  Stock options vest between one and five years from the date of grant, or for certain stock options, the earlier of the Company’s stock reaching certain pre-determined and appreciated market prices or nine years and six months from the date of grant.  At January 31, 2009, approximately 25 million shares of common stock were available for future option grants under these plans.

In addition to the stock options described above, the Company awards restricted stock to employees under various plans.  The restrictions on these awards generally lapse between one and five years from the date of the awards.  Under SFAS 123(R), the Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the grant date of the award, over the period the awards lapse.  As of January 31, 2009, approximately one million shares of common stock were available for future restricted stock awards under the 2005 Long-Term Incentive Plan (the “Plan”).  The Company has the ability to convert shares available for stock options under the Plan to shares available for restricted stock awards.  Four shares available for common stock option awards can be converted into one share available for restricted stock awards.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares subject to option (in millions)	Weighted- average exercise price
Outstanding, year-end 2005	59.3	$19.03
Granted	3.2	$20.05
Exercised	(9.5)	$13.34
Canceled or Expired	(1.1)	$21.01

Outstanding, year-end 2006	51.9	$20.09
Granted	3.4	$28.21
Exercised	(10.1)	$19.05
Canceled or Expired	(0.4)	$20.79

Outstanding, year-end 2007	44.8	$20.94
Granted	3.5	$28.49
Exercised	(8.3)	$21.04
Canceled or Expired	(0.3)	$23.08

Outstanding, year-end 2008	39.7	$21.58

A summary of options outstanding and exercisable at January 31, 2009 follows:

Range of Exercise Prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Options exercisable	Weighted- average exercise price
	(in millions)	(in years)		(in millions)
$13.78 - $14.93	4.2	3.86	$14.91	4.2	$14.91
$14.94 - $16.39	4.6	6.16	$16.35	3.3	$16.34
$16.40 - $17.31	7.6	3.42	$16.98	6.2	$17.00
$17.32 - $22.99	7.4	4.74	$21.72	5.3	$21.93
$23.00 - $31.91	15.9	4.51	$26.99	9.8	$26.38
$13.78 - $31.91	39.7	4.47	$21.58	28.8	$20.71

The weighted-average remaining contractual life for options exercisable at January 31, 2009, was approximately 3.6 years.

Restricted stock

	Restricted shares outstanding (in millions)	Weighted-average grant-date fair value
Outstanding, year-end 2005	0.7	$17.85
Granted	2.2	$20.16
Lapsed	(0.4)	$17.46
Canceled or Expired	(0.1)	$19.41

Outstanding, year-end 2006	2.4	$20.02
Granted	2.5	$28.20
Lapsed	(1.4)	$19.90
Canceled or Expired	(0.1)	$22.69

Outstanding, year-end 2007	3.4	$25.89
Granted	2.5	$28.42
Lapsed	(1.7)	$26.48
Canceled or Expired	(0.1)	$25.70

Outstanding, year-end 2008	4.1	$27.22

The weighted-average fair value of stock options granted during 2008, 2007 and 2006 was $8.65, $9.66 and $6.90, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes extensive judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2008	2007	2006
Weighted average expected volatility	27.89%	29.23%	27.60%
Weighted average risk-free interest rate	3.63%	5.06%	5.07%
Expected dividend yield	1.50%	1.40%	1.50%
Expected term (based on historical results)	6.8 years	6.9 years	7.5 years

The weighted-average risk-free interest rate was based on the yield of a treasury note as of the grant date, continuously compounded, which matures at a date that approximates the expected term of options.  The dividend yield was based on our history and expectation of dividend payouts.  Expected volatility was determined based upon historical stock volatilities; however, implied volatility was also considered.  Expected term was determined based upon a combination of historical exercise and cancellation experience as well as estimates of expected future exercise and cancellation experience.

Total stock compensation recognized in 2008, 2007 and 2006 was $91, $87 and $72, respectively.  Stock option compensation recognized in 2008, 2007 and 2006 was $35, $51 and $50, respectively.  Restricted shares compensation recognized in 2008, 2007 and 2006 was $56, $36 and $22 respectively.

The total intrinsic value of options exercised was $18, $33 and $79 in 2008, 2007 and 2006, respectively.  The total amount of cash received in 2008 by the Company from the exercise of options granted under share-based payment arrangements was $172.  As of January 31, 2009, there was $118 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under the Company’s equity award plans.  This cost is expected to be recognized over a weighted-average period of approximately one year.  The total fair value of options that vested was $53, $53 and $44 in 2008, 2007 and 2006, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares.  Proceeds received from the exercise of options, and the related tax benefit, may be utilized to repurchase shares of the Company’s stock under a stock repurchase program adopted by the Company’s Board of Directors.  During 2008, the Company repurchased approximately seven million shares of stock in such a manner.

For share-based awards granted prior to the adoption of SFAS 123(R), the Company’s stock option grants generally contained retirement-eligibility provisions that caused the options to vest upon the earlier of the stated vesting date or retirement.  Compensation expense was calculated over the stated vesting periods, regardless of whether certain employees became retirement-eligible during the respective vesting periods.  Upon the adoption of SFAS 123(R), the Company continued this method of recognizing compensation expense for awards granted prior to the adoption of SFAS 123(R).  For awards granted on or after January 29, 2006, options vest based on the stated vesting date, even if an employee retires prior to the vesting date.  The requisite service period ends, however, on the employee’s retirement-eligible date.  As a result, the Company recognizes expense for stock option grants containing such retirement-eligibility provisions over the shorter of the vesting period or the period until employees become retirement-eligible (the requisite service period).  As a result of retirement eligibility provisions in stock option awards granted on or after January 29, 2006, approximately $9 of compensation expense was recognized in 2008 prior to the completion of stated vesting periods.

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

Litigation — On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase.  The Company believes that it has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained.  However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company.  As of January 31, 2009, an adverse decision would require a cash payment up to approximately $436, including interest.

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

Guarantees — The Company has guaranteed half of the indebtedness of two real estate entities in which Kroger has a 50% ownership interest.  The Company’s share of the responsibility for this indebtedness, should the entities be unable to meet their obligations, totals approximately $7.  Based on the covenants underlying this indebtedness as of January 31, 2009 it is unlikely that the Company will be responsible for repayment of these obligations.  The Company also agreed to guarantee, up to $25, the indebtedness of an entity in which Kroger has a 25% ownership interest.  The Company’s share of the responsibility, as of January 31, 2009, should the entity be unable to meet its obligations, totals approximately $25 and is collateralized by approximately $8 of inventory located in the Company’s stores.  In addition, the Company has guaranteed half of the lease payments of a location leased by an entity in which Kroger has a 50% ownership interest.  The net present value of the guaranteed rental payments is approximately $6.

Assignments — The Company is contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions.  The Company could be required to satisfy the obligations under the leases if any of the assignees is unable to fulfill its lease obligations.  Due to the wide distribution of the Company’s assignments among third parties, and various other remedies available, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote.

12.       STOCK

Preferred Stock

The Company has authorized five million shares of voting cumulative preferred stock; two million were available for issuance at January 31, 2009.  The stock has a par value of $100 per share and is issuable in series.

Common Stock

The Company has authorized one billion shares of common stock, $1 par value per share.  On May 20, 1999, the shareholders authorized an amendment to the Amended Articles of Incorporation to increase the authorized shares of common stock from one billion to two billion when the Board of Directors determines it to be in the best interest of the Company.

Common Stock Repurchase Program

The Company maintains stock repurchase programs that comply with Securities Exchange Act Rule 10b5-1 to allow for the orderly repurchase of Kroger stock, from time to time.  The Company made open market purchases totaling $448, $1,151 and $374 under these repurchase programs in fiscal 2008, 2007 and 2006, respectively.  In addition to these repurchase programs, in December 1999, the Company began a program to repurchase common stock to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the related tax benefit.  The Company repurchased approximately $189, $270 and $259 under the stock option program during fiscal 2008, 2007 and 2006, respectively.

13.       BENEFIT PLANS

The Company administers non-contributory defined benefit retirement plans for substantially all non-union employees and some union-represented employees as determined by the terms and conditions of collective bargaining agreements.  These include several qualified pension plans (the “Qualified Plans”) and a non-qualified plan (the “Non-Qualified Plan”).  The Non-Qualified Plan pays benefits to any employee that earns in excess of the maximum allowed for the Qualified Plans by Section 415 of the Internal Revenue Code.  The Company only funds obligations under the Qualified Plans.  Funding for the pension plans is based on a review of the specific requirements and on evaluation of the assets and liabilities of each plan.

In addition to providing pension benefits, the Company provides certain health care benefits for retired employees.  The majority of the Company’s employees may become eligible for these benefits if they reach normal retirement age while employed by the Company.  Funding of retiree health care benefits occurs as claims or premiums are paid.

Effective February 3, 2007, the Company adopted the recognition and disclosure provisions (except for the measurement date change) of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statement No. 87, 99, 106 and 132(R) (SFAS 158), which requires the recognition of the funded status of its retirement plans on the Consolidated Balance Sheet.  Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”).  The Company adopted the measurement date provisions of SFAS 158 effective February 3, 2008.  The majority of our pension and postretirement plans previously used a December 31 measurement date.  All plans are now measured as of the Company’s fiscal year end.  The non-cash effect of the adoption of the measurement date provisions of SFAS 158 decreased shareholders’ equity by approximately $5 ($3 after-tax) and increased long-term liabilities by approximately $5.  There was no effect on the Company’s results of operations.

Amounts recognized in AOCI as of January 31, 2009 consist of the following (pre-tax):

January 31, 2009	Pension Benefits	Other Benefits	Total
Unrecognized net actuarial loss (gain)	$882	$(89)	$793
Unrecognized prior service cost (credit)	7	(28)	(21)
Unrecognized transition obligation	1	—	1

Total liabilities	$890	$(117)	$773

Amounts in AOCI expected to be recognized as components of net periodic pension or postretirement benefit costs in 2009 are as follows (pre-tax):

January 31, 2009	Pension Benefits	Other Benefits	Total
Net actuarial loss (gain)	$8	$(5)	$3
Prior service cost (credit)	2	(6)	(4)

Total liabilities	$10	$(11)	$(1)

Other changes recognized in other comprehensive income in 2008 are as follows (pre-tax):

January 31, 2009	Pension Benefits	Other Benefits	Total
Incurred prior service cost	$3	$—	$3
Incurred net actuarial loss (gain)	660	(54)	606
Amortization of prior service credit (cost)	(2)	7	5
Amortization of net actuarial gain (loss)	(19)	3	(16)
Total recognized in other comprehensive income	642	(44)	598

Total recognized in net periodic benefit cost and other comprehensive income	$687	$(26)	$661

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plan		Other Benefits
	2008	2007	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$2,342	$2,419	$139	$113	$320	$373
Service cost	39	42	2	2	10	10
Interest cost	151	141	10	9	18	19
Plan participants’ contributions	1	1	—	—	8	9
Amendments	—	2	3	—	—	—
Actuarial (gain) loss	(148)	(143)	12	23	(55)	(65)
Benefits paid	(123)	(120)	(8)	(8)	(26)	(26)
Other	4	—	2	—	3	—

Benefit obligation at end of fiscal year	$2,266	$2,342	$160	$139	$278	$320

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$2,230	$2,098	$—	$—	$—	$—
Actual return on plan assets	(619)	200	—	—	—	—
Employer contributions	20	51	8	8	17	17
Plan participants’ contributions	1	1	—	—	9	9
Benefits paid	(123)	(120)	(8)	(8)	(26)	(26)
Other	4	—	—	—	—	—

Fair value of plan assets at end of fiscal year	$1,513	$2,230	$—	$—	$—	$—
Funded status at end of fiscal year	$(753)	$(112)	$(160)	$(139)	$(278)	$(320)
Net liability recognized at end of fiscal year	$(753)	$(112)	$(160)	$(139)	$(278)	$(320)

Other current liabilities as of both January 31, 2009 and February 2, 2008 include $17 of net liability recognized.

As of January 31, 2009 and February 2, 2008, pension plan assets included no shares of The Kroger Co. common stock.

	Pension Benefits			Other Benefits
Weighted average assumptions	2008	2007	2006	2008	2007	2006
Discount rate — Benefit obligation	7.00%	6.50%	5.90%	7.00%	6.50%	5.90%
Discount rate — Net periodic benefit cost	6.50%	5.90%	5.70%	6.50%	5.90%	5.70%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase — Net periodic benefit cost	2.99%	3.56%	3.50%
Rate of compensation increase — Benefit Obligation	2.92%	2.99%	3.56%

The Company’s discount rate assumption was intended to reflect the rate at which the pension benefits could be effectively settled.  It takes into account the timing and amount of benefits that would be available under the plan. The Company’s methodology for selecting the discount rate as of year-end 2008 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity.  Benefit cash flows due in a particular year can theoretically be “settled” by “investing” them in the zero-coupon bond that matures in the same year.  The discount rate is the single rate that produces the same present value of cash flows.  The selection of the 7.00% discount rate as of year-end 2008 represents the equivalent single rate under a broad-market AA yield curve constructed by an outside consultant.  We utilized a discount rate of 6.50% for year-end 2007.  The 50 basis point increase in the discount rate decreased the projected pension benefit obligation as of January 31, 2009, by approximately $147.

To determine the expected return on pension plan assets, the Company contemplates current and forecasted plan asset allocations as well as historical and forecasted returns on various asset categories.  The average annual return on pension plan assets was 4.1% for the ten calendar years ended December 31, 2008, net of all fees and expenses.  Our actual return for the pension plan calendar year ending December 31, 2008, on that same basis, was (26.1)%.  The Company utilized a pension return assumption of 8.5% in 2008, 2007 and 2006 based on the assumption that future returns will achieve the same level of performance as the long-term historical average annual return for the various markets in which the plan invests.

The fair value of plan assets decreased in 2008 compared to 2007 due to deteriorating conditions in the global financial markets.  This decrease caused the Company’s underfunded status to increase at January 31, 2009.

The Company uses the RP-2000 projected 2015 mortality table in calculating the pension obligation.

	Pension Benefits
	Qualified Plans			Non-Qualified Plan			Other Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$39	$42	$123	$2	$2	$2	$10	$10	$13
Interest cost	151	141	130	10	9	6	18	19	20
Expected return on plan assets	(178)	(165)	(152)	—	—	—	—	—	—
Amortization of:
Transition asset	—	—	(1)	—	—	—	—	—	—
Prior service cost	—	1	3	2	2	2	(7)	(6)	(7)
Actuarial (gain) loss	11	31	41	8	6	2	(3)	—	—
Curtailment charge	—	—	5	—	—	—	—	—	—

Net periodic benefit cost	$23	$50	$149	$22	$19	$12	$18	$23	$26

The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for all Company-sponsored pension plans.

	Qualified Plans		Non-Qualified Plan
	2008	2007	2008	2007
PBO at end of fiscal year	$2,266	$2,342	$160	$139
ABO at end of fiscal year	$2,096	$2,144	$138	$118
Fair value of plan assets at end of year	$1,513	$2,230	$—	$—

The following table provides information about the Company’s estimated future benefit payments.

	Pension Benefits	Other Benefits
2009	$118	$19
2010	$125	$20
2011	$132	$21
2012	$142	$21
2013	$153	$22
2014 — 2018	$922	$133

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

Net periodic benefit cost decreased in 2008 and 2007 compared to 2006 due to participants in the Cash Balance formula of the Consolidated Retirement Benefit Plan being moved to a 401(k) retirement savings account plan effective January 1, 2007.  Participants under that formula continue to earn interest on prior contributions but no additional pay credits will be earned.  The 401(k) retirement savings plan provides to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, plan compensation, and length of service.  The Company contributed and expensed $92 and $90 to employee 401(k) retirement savings accounts in 2008 and 2007, respectively.

The following table provides information about the target and actual pension plan asset allocations.  Allocation percentages are shown as of December 31 for each respective year.  The pension plan measurement date is the December 31st nearest the fiscal year-end.

	Target allocations	Actual allocations
	2008	2008	2007
Pension plan asset allocation, as of December 31:
Domestic equity securities	15.6%	11.0%	15.2%
International equity securities	16.4	13.9	21.4
Investment grade debt securities	16.0	17.9	21.6
High yield debt securities	10.0	12.7	9.9
Private equity	5.5	9.2	5.9
Hedge funds	22.0	22.9	17.2
Real estate	3.0	3.2	1.7
Other	11.5	9.2	7.1

Total	100.0%	100.0%	100.0%

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

Investment objectives and guidelines specifically applicable to each manager of assets are established and reviewed annually.  Derivative instruments may be used for specified purposes, including rebalancing exposures to certain asset classes.  Any use of derivative instruments for a purpose or in a manner not specifically authorized is prohibited, unless approved in advance by the Committee.

The current target allocations shown represent 2008 targets that were originally established in 2007 and modified during 2008.  To maintain actual asset allocations consistent with target allocations, assets are reallocated or rebalanced periodically.  In addition, cash flow from employer contributions and participant benefit payments can be used to fund underweight asset classes and divest overweight asset classes, as appropriate.  The Company expects that cash flow will be sufficient to meet most rebalancing needs.  Although the Company is not required to make cash contributions to its Company-sponsored pension plans during fiscal 2009, it made a $200 cash contribution on February 2, 2009.  Additional contributions may be made if required under the Pension Protection Act to avoid any benefit restrictions.  The Company expects any voluntary contributions made during 2009 will reduce its minimum required contributions in future years.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 7.80% initial health care cost trend rate and a 4.50% ultimate health care cost trend rate to determine its expense.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement benefit obligation	$29	$(24)

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

The Company recognizes expense in connection with these plans as contributions are funded, in accordance with GAAP.  The Company made contributions to these funds, and recognized expense, of $219 in 2008, $207 in 2007, and $204 in 2006.

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

The Company also administers other defined contribution plans for eligible union and non-union employees.  The cost of these plans for 2008, 2007 and 2006 was $8.

14.       RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 31, 2009, the Company adopted FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FAS 140-4 and FIN 46(R)-8).  FAS 140-4 and FIN 46(R)-8 require additional disclosures about an entity’s involvement with variable interest entities and transfers of financial assets.  See Note 2 for further discussion of the adoption of FAS 140-4 and FIN 46(R)-8.

Effective February 3, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157), except for non-financial assets and non-financial liabilities as deferred until February 1, 2009 by FASB Staff Position (FSP) 157-2 Partial Deferral of the Effective Date of Statement No. 157 (FSP 157-2).  SFAS 157 defines fair value, establishes a market-based framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 does not expand or require any new fair value measurements.  FSP 157-2 deferred the effective date of SFAS 157 for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  See Note 7 for further discussion of the adoption of SFAS 157.

Effective February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN No. 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  See Note 4 for further discussion of the adoption of FIN No. 48.

Effective February 3, 2007, the Company adopted the recognition and disclosure provisions (except for the measurement date change) of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statement No. 87, 99, 106 and 132(R) (SFAS 158), which requires the recognition of the funded status of its retirement plans on the Consolidated Balance Sheet.  Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”).  The Company adopted the measurement date provisions of SFAS 158 effective February 3, 2008.  The majority of the Company’s pension and postretirement plans previously used a December 31 measurement date.  All plans are now measured as of the Company’s fiscal year end.  The non-cash effect of the adoption of the measurement date provisions of SFAS 158 decreased shareholders’ equity by approximately $5 ($3 after-tax) and increased long-term liabilities by approximately $5.  There was no effect on the Company’s results of operations.  See Note 13 for further discussion of the adoption of this standard.

15.       RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (SFAS 160).  SFAS 160 will require the consolidation of noncontrolling interests as a component of equity.  SFAS 160 will become effective for the Company’s fiscal year beginning February 1, 2009.  The Company is currently evaluating the effect the adoption of SFAS 160 will have on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141R), which replaces SFAS 141.  SFAS 141R further expands the definitions of a business and the fair value measurement and reporting in a business combination.  SFAS 141R will become effective for the Company’s fiscal year beginning February 1, 2009.  Because the standard will only impact transactions entered into after February 1, 2009, SFAS 141R will not effect our Consolidated Financial Statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161).  SFAS 161 requires enhanced disclosures on an entity’s derivative and hedging activities.  SFAS 161 will become effective for the Company’s fiscal year beginning February 1, 2009.  The Company is currently evaluating the effect the adoption of SFAS 161 will have on its Consolidated Financial Statements.

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

16.       GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of its subsidiaries (the “Guarantor Subsidiaries”).  At January 31, 2009, a total of approximately $7,186 of Guaranteed Notes was outstanding.  The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of The Kroger Co.  Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.  The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

The following tables present summarized financial information as of January 31, 2009 and February 2, 2008 and for the three years ended January 31, 2009.

Condensed Consolidating

Balance Sheets

As of January 31, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$27	$236	$—	$263
Deposits in-transit	71	560	—	631
Receivables	2,150	765	(1,971)	944
Net inventories	384	4,475	—	4,859
Prepaid and other current assets	366	143	—	509

Total current assets	2,998	6,179	(1,971)	7,206
Property, plant and equipment, net	1,747	11,414	—	13,161
Goodwill	132	2,139	—	2,271
Adjustment to reflect fair value interest rate hedges	—	—	—	—
Other assets	797	1,562	(1,786)	573
Investment in and advances to subsidiaries	10,266	—	(10,266)	—

Total Assets	$15,940	$21,294	$(14,023)	$23,211

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$558	$—	$—	$558
Accounts payable	386	3,436	—	3,822
Other current liabilities	879	6,127	(3,757)	3,249

Total current liabilities	1,823	9,563	(3,757)	7,629
Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	7,460	—	—	7,460
Adjustment to reflect fair value interest rate hedges	45	—	—	45

Long-term debt including obligations under capital leases and financing obligations	7,505	—	—	7,505
Other long-term liabilities	1,341	1,465	—	2,806

Total Liabilities	10,669	11,028	(3,757)	17,940

Minority interests	95	—	—	95

Shareowners’ Equity	5,176	10,266	(10,266)	5,176

Total Liabilities and Shareowners’ equity	$15,940	$21,294	$(14,023)	$23,211

Condensed Consolidating

Balance Sheets

As of February 2, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$26	$216	$—	$242
Deposits in-transit	76	600	—	676
Receivables	2,033	634	(1,881)	786
Net inventories	420	4,429	—	4,849
Prepaid and other current assets	373	182	—	555

Total current assets	2,928	6,061	(1,881)	7,108
Property, plant and equipment, net	1,684	10,814	—	12,498
Goodwill	56	2,088	—	2,144
Adjustment to reflect fair value interest rate hedges	11	—	—	11
Other assets	1,412	657	(1,537)	532
Investment in and advances to subsidiaries	10,098	—	(10,098)	—

Total Assets	$16,189	$19,620	$(13,516)	$22,293

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,592	$—	$—	$1,592
Accounts payable	1,822	5,463	(3,418)	3,867
Other current liabilities	—	3,224	—	3,224

Total current liabilities	3,414	8,687	(3,418)	8,683
Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	6,485	—	—	6,485
Adjustment to reflect fair value interest rate hedges	44	—	—	44

Long-term debt including obligations under capital leases and financing obligations	6,529	—	—	6,529
Other long-term liabilities	1,332	835	—	2,167

Total Liabilities	11,275	9,522	(3,418)	17,379
Shareowners’ Equity	4,914	10,098	(10,098)	4,914

Total Liabilities and Shareowners’ equity	$16,189	$19,620	$(13,516)	$22,293

Condensed Consolidating

Statements of Operations

For the Year ended January 31, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$9,557	$67,715	$(1,272)	$76,000
Merchandise costs, including warehousing and transportation	7,816	52,020	(1,272)	58,564
Operating, general and administrative	1,657	11,227	—	12,884
Rent	128	531	—	659
Depreciation and amortization	157	1,285	—	1,442

Operating profit (loss)	(201)	2,652	—	2,451
Interest expense	480	5	—	485
Equity in earnings of subsidiaries	2,022	—	(2,022)	—

Earnings before tax expense	1,341	2,647	(2,022)	1,966
Tax expense	92	625	—	717

Net earnings	$1,249	$2,022	$(2,022)	$1,249

Condensed Consolidating

Statements of Operations

For the Year ended February 2, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$9,022	$62,482	$(1,269)	$70,235
Merchandise costs, including warehousing and transportation	6,877	48,171	(1,269)	53,779
Operating, general and administrative	1,666	10,489	—	12,155
Rent	125	519	—	644
Depreciation and amortization	148	1,208	—	1,356

Operating profit	206	2,095	—	2,301
Interest expense	468	6	—	474
Equity in earnings of subsidiaries	1,511	—	(1,511)	—

Earnings before income tax expense	1,249	2,089	(1,511)	1,827
Income tax expense	68	578	—	646

Net earnings	$1,181	$1,511	$(1,511)	$1,181

Condensed Consolidating

Statements of Operations

For the Year ended February 3, 2007

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$8,731	$58,383	$(1,003)	$66,111
Merchandise costs, including warehousing and transportation	6,630	44,488	(1,003)	50,115
Operating, general and administrative	1,697	10,142	—	11,839
Rent	132	517	—	649
Depreciation and amortization	136	1,136	—	1,272

Operating profit	136	2,100	—	2,236
Interest expense	480	8	—	488
Equity in earnings of subsidiaries	1,843	—	(1,843)	—

Earnings before income tax expense	1,499	2,092	(1,843)	1,748
Income tax expense	384	249	—	633

Net earnings	$1,115	$1,843	$(1,843)	$1,115

Condensed Consolidating

Statements of Cash Flows

For the Year ended January 31, 2009

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(852)	$3,748	$2,896

Cash flows from investing activities:
Payments for capital expenditures	(257)	(1,892)	(2,149)
Other	(39)	9	(30)

Net cash used by investing activities	(296)	(1,883)	(2,179)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,377	—	1,377
Payments on long-term debt	(1,048)	—	(1,048)
Proceeds from issuance of capital stock	187	—	187
Treasury stock purchases	(637)	—	(637)
Dividends paid	(227)	—	(227)
Other	(430)	9	(421)
Net change in advances to subsidiaries	1,854	(1,854)	—

Net cash (used) provided by financing activities	1,076	(1,845)	(769)

Net increase (decrease) in cash and temporary cash investments	(72)	20	(52)

Cash from consolidated Variable Interest Entity	73	—	73

Cash and temporary cash investments:
Beginning of year	26	216	242

End of year	$27	$236	$263

Condensed Consolidating

Statements of Cash Flows

For the Year ended February 2, 2008

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash (used) provided by operating activities	$(941)	$3,522	$2,581

Cash flows from investing activities:
Payments for capital expenditures	(210)	(1,916)	(2,126)
Other	(29)	(63)	(92)

Net cash used by investing activities	(239)	(1,979)	(2,218)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,372	—	1,372
Payments on long-term debt	(560)	—	(560)
Proceeds from issuance of capital stock	224	—	224
Treasury stock purchases	(1,421)	—	(1,421)
Dividends paid	(202)	—	(202)
Other	218	59	277
Net change in advances to subsidiaries	1,550	(1,550)	—

Net cash (used) provided by financing activities	1,181	(1,491)	(310)

Net increase in cash and temporary cash investments	1	52	53

Cash and temporary cash investments:
Beginning of year	25	164	189

End of year	$26	$216	$242

Condensed Consolidating

Statements of Cash Flows

For the Year ended February 3, 2007

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(755)	$3,106	$2,351

Cash flows from investing activities:
Payments for capital expenditures	(143)	(1,540)	(1,683)
Other	56	40	96

Net cash used by investing activities	(87)	(1,500)	(1,587)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	10	—	10
Payments on long-term debt	(556)	—	(556)
Proceeds from issuance of capital stock	206	—	206
Treasury stock purchases	(633)	—	(633)
Dividends Paid	(140)	—	(140)
Other	355	(27)	328
Net change in advances to subsidiaries	1,586	(1,586)	—

Net cash used by financing activities	828	(1,613)	(785)

Net decrease in cash and temporary cash investments	(14)	(7)	(21)
Cash and temporary cash investments:
Beginning of year	39	171	210

End of year	$25	$164	$189

The above February 2, 2008 condensed consolidating balance sheet and 2007 and 2006 condensed consolidating cash flow statements have been adjusted to conform to current year presentation and properly reflect intra-company receivables.

17.       QUARTERLY DATA (UNAUDITED)

	Quarter
2008	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$23,107	$18,053	$17,580	$17,260	$76,000
Net earnings	$386	$277	$237	$349	$1,249
Net earnings per basic common share	$0.59	$0.42	$0.37	$0.54	$1.92
Average number of shares used in basic calculation	657	651	649	648	652
Net earnings per diluted common share	$0.58	$0.42	$0.36	$0.53	$1.90
Average number of shares used in diluted calculation	664	659	656	655	659

	Quarter
2007	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$20,726	$16,139	$16,135	$17,235	$70,235
Net earnings	$337	$267	$254	$323	$1,181
Net earnings per basic common share	$0.48	$0.38	$0.37	$0.48	$1.71
Average number of shares used in basic calculation	706	702	678	668	690
Net earnings per diluted common share	$0.47	$0.38	$0.37	$0.48	$1.69
Average number of shares used in diluted calculation	715	709	685	676	698

Annual amounts may not sum due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                    CONTROLS AND PROCEDURES.

As of January 31, 2009, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of January 31, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in Kroger’s internal control over financial reporting during the fiscal quarter ended January 31, 2009, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the copies of all Section 16(a) forms received by the Company, or written representations from certain persons that no Forms 5 were required by those persons, the Company believes that during fiscal year 2008 all filing requirements applicable to its officers, directors and 10% beneficial owners were timely satisfied.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of March 31, 2009.  Except as otherwise noted, each person has held office for at least five years.  Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History
Donald E. Becker	60

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

David B. Dillon	58

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

Kevin M. Dougherty	56

Mr. Dougherty was elected Group Vice President, Logistics effective May 6, 2004. Mr. Dougherty joined the Company as Vice President, Supply Chain Operations in 2001. Before joining the Company, he maintained an independent consulting practice focusing on logistics and operational performance.

Joseph A. Grieshaber, Jr.	51

Mr. Grieshaber was elected Group Vice President, Perishables Merchandising and Procurement, effective August 4, 2003. Prior to this, he held a variety of management positions within the Company, most recently serving as Vice President of Merchandising for the Company’s Great Lakes Marketing Area. Mr. Grieshaber joined the Company in 1983.

Paul W. Heldman	57

Mr. Heldman was elected Executive Vice President effective May 5, 2006, Senior Vice President effective October 5, 1997, Secretary on May 21, 1992, and Vice President and General Counsel effective June 18, 1989. Prior to his election, he held various positions in the Company’s Law Department. Mr. Heldman joined the Company in 1982.

Scott M. Henderson	53

Mr. Henderson was elected Vice President effective June 26, 2003 and Treasurer effective January 6, 2002. Mr. Henderson joined the Company in 1981 as Manager of Financial Reporting. He held a variety of management positions and was promoted to Vice President of Planning in February 2000.

Christopher T. Hjelm	47

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

Carver L. Johnson	59

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

Calvin J. Kaufman	46

Mr. Kaufman was elected Group Vice President and President of Kroger Manufacturing on May 8, 2008.  Prior to his election, Mr. Kaufman was appointed as Senior Director of Logistics in 2006.  He joined the Fred Meyer logistics group in 1994 and was appointed Group Vice President of Logistics in 2002 and Vice President of Distribution Engineering in 1999.  Before joining the Company, he worked for United Parcel Service first as operations manager and then as engineering department manager.

Lynn Marmer	56

Ms. Marmer was elected Group Vice President, Corporate Affairs effective January 19, 1998. Prior to her election, Ms. Marmer was an attorney in the Company’s Law Department. Ms. Marmer joined the Company in 1997. Before joining the Company she was a partner in the law firm of Dinsmore & Shohl.

Don W. McGeorge	54

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

W. Rodney McMullen	48

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

M. Marnette Perry	57

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

J. Michael Schlotman	51

Mr. Schlotman was elected Senior Vice President effective June 26, 2003, and Group Vice President and Chief Financial Officer effective January 26, 2000. Prior to that he was elected Vice President and Corporate Controller in 1995, and served in various positions in corporate accounting since joining the Company in 1985.

Paul J. Scutt	60

Mr. Scutt was elected Senior Vice President of Retail Operations on September 16, 2004 and he was elected Group Vice President of Retail Operations effective May 21, 2002. He has held a number of significant positions with the Company including Regional Vice President of the Company’s Hutchinson operations, and most recently as President of the Company’s Central Marketing Area.

M. Elizabeth Van Oflen	51

Ms. Van Oflen was elected Vice President and Controller on April 11, 2003. Prior to her election, she held various positions in the Company’s Finance and Tax Departments. Ms. Van Oflen joined the Company in 1982.

Della Wall	57

Ms. Wall was elected Group Vice President, Human Resources effective April 9, 2004. Prior to her election, she held various key positions in the Company’s human resources department, manufacturing group and drug store division, most recently serving as Vice President of Human Resources. Ms. Wall joined the Company in 1971.

R. Pete Williams	54

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

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	39,739,548	$21.58	25,146,026
Equity compensation plans not approved by security holders	—	$—	—
Total	39,739,548	$21.58	25,146,026

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the section entitled Selection of Auditors — Disclosure of Auditor Fees in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008
Consolidated Statements of Operations for the years ended January 31, 2009, February 2, 2008 and February 3, 2007
Consolidated Statements of Cash Flows for the years ended January 31, 2009, February 2, 2008 and February 3, 2007
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

10.2*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

10.3*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

10.4*	The Kroger Co. 401(k) Retirement Savings Account Restoration Plan. Incorporated by reference to Exhibit 10.4 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.5*	Dillon Companies, Inc. Excess Benefit Pension Plan. Incorporated by reference to Exhibit 10.5 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.6*	The Kroger Co. Supplemental Retirement Plans for Certain Benefit Plan Participants. Incorporated by reference to Exhibit 10.6 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.7*	2006 Long-Term Bonus Plan. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on December 14, 2005.

10.8*	The Kroger Co. 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 23, 2005.

10.9*	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.9 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.10*	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.1 of The Kroger Co.’s Form 10-Q for the quarter ended May 24, 2008.

10.11	Five Year Credit Agreement dated as of November 15, 2006, incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on November 20, 2006.

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

10.14*	Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of The Kroger Co.’s Form 8-K dated December 10, 2004.

10.15*	The Kroger Co. Employee Protection Plan dated December 13, 2007. Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.16*	2008 Long-Term Bonus Plan. Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.17*	2008 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 26, 2008.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications

*  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: March 31, 2009	By (*David B. Dillon)
David B. Dillon
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 31st of March 2009.

(*Reuben V. Anderson)	Director
Reuben V. Anderson

(*Robert D. Beyer)	Director
Robert D. Beyer

(*David B. Dillon)	Chairman, Chief Executive Officer and Director
David B. Dillon

(*Susan J. Kropf)	Director
Susan J. Kropf

(*John T. LaMacchia)	Director
John T. LaMacchia

(*David B. Lewis)	Director
David B. Lewis

(*Don W. McGeorge)	President, Chief Operating Officer, and Director
Don W. McGeorge

(*W. Rodney McMullen)	Vice Chairman and Director
W. Rodney McMullen

(*Jorge P. Montoya)	Director
Jorge P. Montoya

(*Clyde R. Moore)	Director
Clyde R. Moore

(*Susan M. Phillips)	Director
Susan M. Phillips

Director
Steven R. Rogel

(*James A. Runde)	Director
James A. Runde

(*Ronald L. Sargent)	Director
Ronald L. Sargent

	(*J. Michael Schlotman)	Chief Financial Officer
	J. Michael Schlotman	(Principal Financial Officer)

	(*Bobby S. Shackouls)	Director
Bobby S. Shackouls

	(*M. Elizabeth Van Oflen)	Vice President & Controller
	M. Elizabeth Van Oflen	(Principal Accounting Officer)

By:	(*Bruce M. Gack)
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

10.2*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

10.3*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

10.4*	The Kroger Co. 401(k) Retirement Savings Account Restoration Plan. Incorporated by reference to Exhibit 10.4 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.5*	Dillon Companies, Inc. Excess Benefit Pension Plan. Incorporated by reference to Exhibit 10.5 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.6*	The Kroger Co. Supplemental Retirement Plans for Certain Benefit Plan Participants. Incorporated by reference to Exhibit 10.6 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.7*	2006 Long Term Bonus Plan. Incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on December 14, 2005.

10.8*	The Kroger Co. 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 23, 2005.

10.9*	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.9 of The Kroger Co.’s Form 10-K for the fiscal year ended February 3, 2007.

10.10*	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.1 of The Kroger Co.’s Form 10-Q for the quarter ended May 24, 2008.

10.11	Five Year Credit Agreement dated as of November 15, 2006, incorporated by reference to Exhibit 99.1 of The Kroger Co.’s Current Report on Form 8-K filed with the SEC on November 20, 2006.

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

10.14*	Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of The Kroger Co.’s Form 8-K dated December 10, 2004.

10.15*	The Kroger Co. Employee Protection Plan. Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.16*	2008 Long-Term Bonus Plan. Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.17*	2008 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of The Kroger Co.’s Form S-8 filed with the SEC on June 26, 2008.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications

* Management contract or compensatory plan or arrangement.