Form 10-Q
period 2009-05-23
KROGER CO
filed 2009-07-01
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 23, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

There were 651,449,993 shares of Common Stock ($1 par value) outstanding as of June 26, 2009.

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	First Quarter Ended
	May 23,	May 24,
	2009	2008
Sales	$22,799	$23,144
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	17,267	17,845
Operating, general and administrative	4,035	3,890
Rent	200	207
Depreciation and amortization	453	433

Operating profit	844	769
Interest expense	163	152

Earnings before income tax expense	681	617
Income tax expense	250	227

Net earnings including noncontrolling interests	431	390
Net earnings (loss) attributable to noncontrolling interests	(4)	4

Net earnings attributable to The Kroger Co.	$435	$386

Net earnings attributable to The Kroger Co. per basic common share	$0.67	$0.58
Average number of common shares used in basic calculation	648	657

Net earnings attributable to The Kroger Co. per diluted common share	$0.66	$0.58
Average number of common shares used in diluted calculation	651	663

Dividends declared per common share	$.09	$.09

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	May 23,	January 31,
	2009	2009
ASSETS
Current assets
Cash and temporary cash investments	$638	$263
Deposits in-transit	657	631
Receivables	795	944
FIFO inventory	5,634	5,659
LIFO credit	(823)	(800)
Prefunded employee benefits	37	300
Prepaid and other current assets	301	209
Total current assets	7,239	7,206

Property, plant and equipment, net	13,347	13,161
Goodwill	2,271	2,271
Other assets	572	573

Total Assets	$23,429	$23,211

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$941	$558
Trade accounts payable	4,013	3,822
Accrued salaries and wages	802	828
Deferred income taxes	344	344
Other current liabilities	2,070	2,077
Total current liabilities	8,170	7,629

Long-term debt including obligations under capital leases and financing obligations
Face-value long-term debt including obligations under capital leases and financing obligations	6,932	7,460
Adjustment to reflect fair-value interest rate hedges	40	45
Long-term debt including obligations under capital leases and financing obligations	6,972	7,505

Deferred income taxes	438	384
Pension and postretirement benefit obligations	971	1,174
Other long-term liabilities	1,233	1,248

Total Liabilities	17,784	17,940

Commitments and contingencies (see Note 10)

SHAREOWNERS’ EQUITY

Preferred stock, $100 par per share, 5 shares authorized and unissued	—	—
Common stock, $1 par per share, 1,000 shares authorized; 955 shares issued in 2009 and 955 shares issued in 2008	955	955
Additional paid-in capital	3,291	3,266
Accumulated other comprehensive loss	(494)	(495)
Accumulated earnings	7,865	7,489
Common stock in treasury, at cost, 307 shares in 2009 and 306 shares in 2008	(6,056)	(6,039)

Total Shareowners’ Equity - The Kroger Co.	5,561	5,176
Noncontrolling interests	84	95

Total Equity	5,645	5,271

Total Liabilities and Equity	$23,429	$23,211

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Quarter Ended
	May 23, 2009	May 24, 2008
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$431	$390
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	453	433
LIFO charge	23	40
Stock-based employee compensation	25	25
Expense for Company-sponsored pension plans	12	9
Deferred income taxes	54	59
Other	6	10
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(26)	15
Receivables	18	6
Inventories	25	(48)
Prepaid expenses	171	224
Trade accounts payable	245	311
Accrued expenses	(97)	(160)
Income taxes receivable and payable	176	17
Contribution to Company-sponsored pension plans	(200)	—
Other	(28)	11

Net cash provided by operating activities	1,288	1,342

Cash Flows from Investing Activities:
Payments for capital expenditures	(635)	(577)
Proceeds from sale of assets	6	23
Payments for acquisitions	—	(80)
Other	(5)	1

Net cash used by investing activities	(634)	(633)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	3	775
Dividends paid	(59)	(50)
Payments on long-term debt	(25)	(975)
Payments on credit facility	(129)	(127)
Excess tax benefits on stock-based awards	—	4
Proceeds from issuance of capital stock	2	80
Treasury stock purchases	(20)	(381)
Decrease in book overdrafts	(53)	(28)
Other	2	(7)

Net cash used by financing activities	(279)	(709)

Net increase in cash and temporary cash investments	375	—

Cash from Consolidated Variable Interest Entity	—	65

Cash and temporary cash investments:
Beginning of year	263	242
End of quarter	$638	$307

Reconciliation of capital expenditures:
Payments for property and equipment	$(635)	$(577)
Changes in construction-in-progress payables	(18)	(60)
Total capital expenditures	$(653)	$(637)

Disclosure of cash flow information:
Cash paid during the quarter for interest	$163	$148
Cash paid during the quarter for income taxes	$37	$139

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at February 2, 2008	947	$947	$3,031	284	$(5,422)	$(122)	$6,480	$7	$4,921
Issuance of common stock:
Stock options exercised	3	3	77	—	(1)	—	—	—	79
Restricted stock issued	—	—	(6)	—	4	—	—	—	(2)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	11	(297)	—	—	—	(297)
Stock options exchanged	—	—	—	3	(84)	—	—	—	(84)
Tax benefits from exercise of stock options	—	—	7	—	—	—	—	—	7
Share-based employee compensation	—	—	25	—	—	—	—	—	25
Other comprehensive gain net of income tax of $3	—	—	—	—	—	5	—	—	5
Purchase of non-wholly owned entity	—	—	—	—	—	—	—	97	97
Other	—	—	—	—	—	—	—	(3)	(3)
Cash dividends declared ($0.09 per common share)	—	—	—	—	—	—	(59)	—	(59)
Net earnings including noncontrolling interests	—	—	—	—	—	—	386	4	390

Balances at May 24, 2008	950	$950	$3,134	298	$(5,800)	$(117)	$6,807	$105	$5,079

Balances at January 31, 2009	955	$955	$3,266	306	$(6,039)	$(495)	$7,489	$95	$5,271
Issuance of common stock:
Stock options exercised	—	—	2	—	—	—	—	—	2
Restricted stock issued	—	—	(5)	—	3	—	—	—	(2)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	1	(17)	—	—	—	(17)
Stock options exchanged	—	—	—	—	(3)	—	—	—	(3)
Tax benefits from exercise of stock options	—	—	2	—	—	—	—	—	2
Share-based employee compensation	—	—	25	—	—	—	—	—	25
Other comprehensive gain net of income tax of $-	—	—	—	—	—	1	—	—	1
Other	—	—	1	—	—	—	—	(7)	(6)
Cash dividends declared ($0.09 per common share)	—	—	—	—	—	—	(59)	—	(59)
Net earnings including noncontrolling interests	—	—	—	—	—	—	435	(4)	431

Balances at May 23, 2009	955	$955	$3,291	307	$(6,056)	$(494)	$7,865	$84	$5,645

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

1.              ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries, and the Variable Interest Entities (“VIE”) in which the Company is the primary beneficiary.  The January 31, 2009 balance sheet was derived from audited financial statements, adjusted for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (SFAS 160) and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”). Significant intercompany transactions and balances have been eliminated. References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the 2008 Annual Report on Form 10-K of The Kroger Co. for the fiscal year ended January 31, 2009.

The unaudited information in the Consolidated Financial Statements for the first quarter ended May 23, 2009 and May 24, 2008 includes the results of operations of the Company for the 16-week periods then ended.

In the first quarter of 2009, the Company adopted SFAS No. 160, and applied it retrospectively.  As a result, the Company reclassified noncontrolling interests in amounts of $95 from the mezzanine section of the Consolidated Balance Sheet to equity in the January 31, 2009 Consolidated Balance Sheet.  Certain reclassifications to the Consolidated Statement of Operations have been made to prior period amounts to conform to the presentation of the current period under SFAS 160.  Recorded amounts for prior periods previously presented as Net Earnings, which are now presented as Net Earnings Attributable to The Kroger Co., have not changed as a result of the adoption of SFAS 160.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores. If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value. Fair value is determined based on market values or discounted future cash flows. The Company records impairment when the carrying value exceeds fair market value. With respect to owned property and equipment held for sale, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions. Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. The Company recorded asset impairments in the normal course of business totaling $11 in the first quarter of 2009 and $15 in the first quarter of 2008. Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

Store Closing and Other Expense Allowances

All closed store liabilities related to exit or disposal activities initiated after December 31, 2002, are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The Company provides for closed store liabilities relating to the present value of the estimated remaining noncancelable lease payments after the closing date, net of estimated subtenant income.  The Company estimates the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed stores.  The closed store lease liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years.  Adjustments to closed store liabilities primarily relate to changes in subtenant income and actual exit costs differing from original estimates.  Adjustments are made for changes in estimates in the period in which the change becomes known.  Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period.

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

	Future Lease Obligations
	May 23, 2009	May 24, 2008
Balance at beginning of year	$65	$74
Additions	—	2
Payments	(4)	(4)
Adjustments	(1)	2
Balance at end of first quarter	$60	$74

2.              DEBT OBLIGATIONS

Long-term debt consists of:

	May 23,	January 31,
	2009	2009
Commercial Paper and Money Market Borrowings	$—	$129
4.95% to 9.20% Senior Notes and Debentures due through 2038	7,186	7,186
5.00% to 9.95% Mortgages due in varying amounts through 2034	114	119
Other	156	163

Total debt, excluding capital leases and financing obligations	7,456	7,597

Less current portion	(912)	(528)

Total long-term debt, excluding capital leases and financing obligations	$6,544	$7,069

On June 1, 2009, the Company repaid $350 of senior notes bearing an interest rate of 7.25%.  In the first quarter of 2010, $500 of senior notes bearing an interest rate of 8.05% will mature.

3.              COMPREHENSIVE INCOME

Comprehensive income is as follows:

	First Quarter Ended
	May 23, 2009	May 24, 2008
Net earnings	$431	$390
Unrealized gain on hedging activities, net of tax(1)	—	3
Amortization of amounts included in net periodic pension expense(2)	—	1
Amortization of unrealized gains and losses on hedging activities, net of tax	1	—
Other	—	1

Comprehensive income	432	395
Comprehensive income (loss) attributable to noncontrolling interests	(4)	4

Comprehensive income attributable to The Kroger Co.	$436	$391

(1)	Amount is net of tax of $2 for the first quarter of 2008.
(2)	Amount is net of tax of $1 for the first quarter of 2008.

During 2008, unrealized gains on hedging activities included in other comprehensive income consisted of reclassifications of unrealized gains on cash flow hedges into net earnings.

4.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first quarter of 2009 and 2008.

	First Quarter
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$10	$12	$3	$3
Interest cost	54	48	5	6
Expected return on plan assets	(54)	(55)	—	—
Amortization of:
Prior service cost	1	1	(2)	(2)
Actuarial loss	1	3	(1)	—

Net periodic benefit cost	$12	$9	$5	$7

The Company contributed $200 to Company-sponsored pension plans in the first quarter of 2009.

The Company contributed $35 and $31 to employee 401(k) retirement savings accounts in the first quarter of 2009 and 2008, respectively.

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

5.              INCOME TAXES

The effective income tax rate was 36.7% and 36.8% for the first quarter of 2009 and 2008, respectively.  The 2009 and 2008 effective income tax rate differed from the federal statutory rate primarily due to the effect of state income taxes.  There were no material changes in unrecognized tax benefits during the first quarter of 2009.

6.              EARNINGS PER COMMON SHARE

Net earnings attributable to The Kroger Co. per basic common share equals net earnings attributable to The Kroger Co. less income allocated to participating securities divided by the weighted average number of common shares outstanding.  Net earnings attributable to The Kroger Co. per diluted common share equals net earnings attributable to The Kroger Co. less income allocated to participating securities divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options.  The following table provides a reconciliation of net earnings attributable to The Kroger Co. and shares used in calculating net earnings attributable to The Kroger Co. per basic common share to those used in calculating net earnings attributable to The Kroger Co. per diluted common share:

	First Quarter Ended			First Quarter Ended
	May 23, 2009			May 24, 2008
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$432	648	$0.67	$384	657	$0.58
Dilutive effect of stock options		3			6

Net earnings attributable to The Kroger Co. per diluted common share	$432	651	$0.66	$384	663	$0.58

The Company had undistributed and distributed earnings to participating securities totaling $3 and $2 in the first quarter of 2009 and 2008, respectively.

The Company had options outstanding for approximately 21 and 10 shares during the first quarter of 2009 and 2008, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

The share amounts above for the first quarter of 2008 differ from those previously reported due to the adoption of Financial Accounting Standards Board Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  It clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS.  The Company adopted this FSP effective February 1, 2009.

7.              RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS 160, which establishes accounting and reporting standards for a parent’s noncontrolling interest in a subsidiary and the accounting for future ownership changes with respect to the subsidiary.  This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent.  SFAS 160 requires, among other things, that a noncontrolling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent’s equity; that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and that if a subsidiary is deconsolidated, the parent measure at fair value any noncontrolling equity investment that the parent retains in the former subsidiary and recognize a gain or loss in net income based on the fair value of the non-controlling equity investment.  The Company adopted SFAS 160 effective February 1, 2009, and applied it retrospectively.  As a result, the Company reclassified noncontrolling interests in amounts of $95 from the mezzanine section of the Consolidated Balance Sheet to equity in the January 31, 2009 Consolidated Balance Sheet.  Certain reclassifications to the Consolidated Statement of Operations have been made to prior period amounts to conform to the presentation of the current period under SFAS 160.  Recorded amounts for prior periods previously presented as Net Earnings, which are now presented as Net Earnings Attributable to The Kroger Co., have not changed as a result of the adoption of SFAS 160.

Effective February 1, 2009, the Company adopted FSP No. FAS 157-2, Effective Date of Statement No. 157 (FSP 157-2).  FSP 157-2 deferred the effective date of SFAS No. 157, Fair Value Measurements, for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  See Note 12 to the Consolidated Financial Statements for further discussion of the adoption of FSP 157-2.

Effective February 1, 2009, the Company adopted SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141R), which replaces SFAS No. 141.  SFAS 141R further expands the definitions of a business and the fair value measurement and reporting in a business combination.  All business combinations completed after February 1, 2009, will be accounted for under SFAS 141R.  The Company did not complete any business combinations during the first quarter of fiscal 2009.

Effective February 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires enhanced disclosures on an entity’s derivative and hedging activities.  The new disclosures required by this standard are included in Note 11 to the Consolidated Financial Statements.

Effective February 1, 2009, the Company adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.   It clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS.  See Note 6 to the Consolidated Financial Statements for further discussion of its adoption.

8.              RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets (FSP 132(R)-1).  FSP 132(R)-1 provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans.  FSP 132(R)-1 requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets.  FSP 132(R)-1 will become effective for the Company’s fiscal year beginning January 31, 2010.  The Company is currently evaluating the effect the adoption of FSP 132(R)-1 will have on its Consolidated Financial Statements.

In April 2009, the FASB issued three new FASB Staff Positions all of which impact the accounting and disclosure related to certain financial instruments.  FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.  All three FSPs will become effective for the Company’s second quarter beginning May 24, 2009.  The Company does not expect adoption of these FSPs to have a material effect on its Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165).  SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 will become effective for the Company’s second quarter beginning May 24, 2009.  The Company does not expect adoption of SFAS 165 to have a material effect on its Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167).  SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  SFAS 167 will become effective for the Company’s fiscal year beginning January 31, 2010.  The Company is currently evaluating the effect the adoption of SFAS 167 will have on its Consolidated Financial Statements.

9.    GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At May 23, 2009, a total of approximately $7,186 of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

The non-guaranteeing subsidiaries, including non-wholly owned entities, represent less than 3% on an individual and aggregate basis of consolidated assets, pre-tax earnings, cash flow, and equity. Therefore, the non-guarantor subsidiaries’ information, including non-wholly owned entities, is not separately presented and recorded amounts are included within the Guarantor Subsidiaries totals in the tables below.

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

The following tables present summarized financial information as of May 23, 2009 and January 31, 2009 and for the first quarter ended May 23, 2009 and May 24, 2008:

Condensed Consolidating

Balance Sheets

As of May 23, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$25	$613	$—	$638
Deposits in-transit	66	591	—	657
Receivables	2,117	649	(1,971)	795
Net inventories	317	4,494	—	4,811
Prepaid and other current assets	113	225	—	338

Total current assets	2,638	6,572	(1,971)	7,239

Property, plant and equipment, net	1,786	11,561	—	13,347
Goodwill	5	2,266	—	2,271
Other assets	835	1,596	(1,859)	572
Investment in and advances to subsidiaries	10,921	—	(10,921)	—

Total assets	$16,185	$21,995	$(14,751)	$23,429

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$941	$—	$—	$941
Trade accounts payable	369	3,644	—	4,013
Other current liabilities	918	6,128	(3,830)	3,216

Total current liabilities	2,228	9,772	(3,830)	8,170

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	6,932	—	—	6,932
Adjustment to reflect fair value interest rate hedges	40	—	—	40

Long-term debt including obligations under capital leases and financing obligations	6,972	—	—	6,972
Other long-term liabilities	1,340	1,302	—	2,642

Total liabilities	10,540	11,074	(3,830)	17,784

Shareowners’ Equity	5,645	10,921	(10,921)	5,645

Total liabilities and shareowners’ equity	$16,185	$21,995	$(14,751)	$23,429

Condensed Consolidating

Balance Sheets

As of January 31, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$27	$236	$—	$263
Deposits in-transit	71	560	—	631
Receivables	2,150	765	(1,971)	944
Net inventories	384	4,475	—	4,859
Prepaid and other current assets	366	143	—	509

Total current assets	2,998	6,179	(1,971)	7,206

Property, plant and equipment, net	1,747	11,414	—	13,161
Goodwill	5	2,266	—	2,271
Other assets	797	1,562	(1,786)	573
Investment in and advances to subsidiaries	10,393	—	(10,393)	—

Total assets	$15,940	$21,421	$(14,150)	$23,211

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$558	$—	$—	$558
Trade accounts payable	386	3,436	—	3,822
Other current liabilities	879	6,127	(3,757)	3,249

Total current liabilities	1,823	9,563	(3,757)	7,629

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	7,460	—	—	7,460
Adjustment to reflect fair value interest rate hedges	45	—	—	45

Long-term debt including obligations under capital leases and financing obligations	7,505	—	—	7,505
Other long-term liabilities	1,341	1,465	—	2,806

Total liabilities	10,669	11,028	(3,757)	17,940

Shareowners’ Equity	5,271	10,393	(10,393)	5,271

Total liabilities and shareowners’ equity	$15,940	$21,421	$(14,150)	$23,211

Condensed Consolidating

Statements of Operations

For the Quarter Ended May 23, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$3,045	$20,067	$(313)	$22,799
Merchandise costs, including advertising, warehousing and transportation	2,448	15,132	(313)	17,267
Operating, general and administrative	541	3,494	—	4,035
Rent	42	158	—	200
Depreciation and amortization	57	396	—	453

Operating profit (loss)	(43)	887	—	844
Interest expense	162	1	—	163
Equity in earnings of subsidiaries	617	—	(617)	—

Earnings before income tax expense	412	886	(617)	681
Income tax expense (benefit)	(23)	273	—	250

Net earnings including noncontrolling interests	435	613	(617)	431

Net loss attributable to noncontrolling interests	—	(4)	—	(4)

Net earnings attributable to The Kroger Co.	$435	$617	$(617)	$435

Condensed Consolidating

Statements of Operations

For the Quarter Ended May 24, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$3,072	$20,359	$(287)	$23,144
Merchandise costs, including advertising, warehousing and transportation	2,511	15,621	(287)	17,845
Operating, general and administrative	513	3,377	—	3,890
Rent	42	165	—	207
Depreciation and amortization	52	381	—	433

Operating profit (loss)	(46)	815	—	769
Interest expense	150	2	—	152
Equity in earnings of subsidiaries	554	—	(554)	—

Earnings before income tax expense	358	813	(554)	617
Income tax expense (benefit)	(28)	255	—	227

Net earnings including noncontrolling interests	386	558	(554)	390

Net earnings attributable to noncontrolling interests	—	4	—	4

Net earnings attributable to The Kroger Co.	$386	$554	$(554)	$386

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended May 23, 2009

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$176	$1,112	$1,288

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(31)	(604)	(635)
Other	—	1	1

Net cash used by investing activities	(31)	(603)	(634)

Cash flows from financing activities:
Dividends paid	(59)	—	(59)
Proceeds from issuance of long-term debt	3	—	3
Payments on long-term debt	(25)	—	(25)
Proceeds from issuance of capital stock	2	—	2
Treasury stock purchases	(20)	—	(20)
Other	(137)	(43)	(180)
Net change in advances to subsidiaries	89	(89)	—

Net cash used by financing activities	(147)	(132)	(279)

Net increase (decrease) in cash	(2)	377	375

Cash:
Beginning of year	27	236	263

End of quarter	$25	$613	$638

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended May 24, 2008

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$355	$987	$1,342

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(57)	(520)	(577)
Other	(32)	(24)	(56)

Net cash used by investing activities	(89)	(544)	(633)

Cash flows from financing activities:
Dividends paid	(50)	—	(50)
Proceeds from issuance of long-term debt	775	—	775
Payments on long-term debt	(975)	—	(975)
Proceeds from issuance of capital stock	84	—	84
Treasury stock purchases	(381)	—	(381)
Other	(137)	(25)	(162)
Net change in advances to subsidiaries	351	(351)	—

Net cash used by financing activities	(333)	(376)	(709)

Net increase (decrease) in cash	(67)	67	—

Cash from consolidated Variable Interest Entity	65	—	65

Cash:
Beginning of year	26	216	242

End of quarter	$24	$283	$307

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

Litigation — On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase.  The Company believes that it has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained.  However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company.  As of May 23, 2009, an adverse decision would require a cash payment up to approximately $444, including interest.

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

Guarantees — The Company has guaranteed half of the indebtedness of two real estate entities in which Kroger has a 50% ownership interest.  The Company’s share of the responsibility for this indebtedness, should the entities be unable to meet their obligations, totals approximately $7.  Based on the covenants underlying this indebtedness as of May 23, 2009, it is unlikely that the Company will be responsible for repayment of these obligations.  The Company also agreed to guarantee, up to $25, the indebtedness of an entity in which Kroger has a 25% ownership interest.  The Company’s share of the responsibility, as of May 23, 2009, should the entity be unable to meet its obligations, totals approximately $25 and is collateralized by approximately $5 of inventory located in the Company’s stores.  In addition, the Company has guaranteed half of the lease payments of a location leased by an entity in which Kroger has a 50% ownership interest.  The net present value of the guaranteed rental payments is approximately $6.

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

Benefit Plans — The Company administers certain non-contributory defined benefit retirement plans and contributory defined contribution retirement plans for substantially all non-union employees and some union-represented employees as determined by the terms and conditions of collective bargaining agreements. Funding for the defined benefit pension plans is based on a review of the specific requirements, and an evaluation of the assets and liabilities, of each plan.  Funding for the Company’s matching and automatic contributions under the defined contribution plans is based on years of service, plan compensation, and amount of contributions by participants.

In addition to providing pension benefits, the Company provides certain health care benefits for retired employees. Funding for the retiree health care benefits occurs as claims or premiums are paid.

The determination of the obligation and expense for the Company’s defined benefit retirement pension plan and other post-retirement benefits is dependent on the Company’s selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in the Company’s 2008 Annual Report on Form 10-K and include, among others, the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company contributed $200 to its Company-sponsored defined benefit pension plans in the first quarter of 2009. The Company expects these contributions will reduce its minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.  In addition, the Company expects our cash contributions and expense to the 401(k) Retirement Savings Account Plan from automatic and matching contributions to participants to increase in 2009, compared to 2008.

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

Based on the most recent information available to it, the Company believes that the present value of actuarial accrued liabilities in most or all of these multi-employer plans exceeds the value of the assets held in trust to pay benefits. Because the Company is one of a number of employers contributing to these plans, it is difficult to ascertain what the Company’s “share” of the underfunding would be, although we anticipate the Company’s contributions to these plans will increase each year.  The Company believes that funding levels have not changed significantly since year end.  As a result, the Company believes its contributions to multi-employer pension plans could as much as double over the next several years, after 2009, to reduce this underfunding.  Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined, in accordance with SFAS No. 87, Employers’ Accounting for Pensions.

11.       DERIVATIVE FINANCIAL INSTRUMENTS

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met.  In accordance with this standard, the Company’s derivative financial instruments are recognized on the balance sheet at fair value.  Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects.  Ineffective portions of cash flow hedges, if any, are recognized in current period earnings.  Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.  Changes in the fair value of derivative instruments designated as “fair value” hedges, along with corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current period earnings.  Ineffective portions of fair value hedges, if any, are recognized in current period earnings.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of the hedged items.  If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

Interest Rate Risk Management

The Company is exposed to market risk from fluctuations in interest rates.  The Company manages its exposure to interest rate fluctuations through the use of interest rate swaps (fair value hedges) and forward-starting interest rate swaps (cash flow hedges).  The Company’s current program relative to interest rate protection contemplates hedging the exposure to changes in the fair value of fixed-rate debt attributable to changes in interest rates.  To do this, the Company uses the following guidelines: (i) use average daily outstanding borrowings to determine annual debt amounts subject to interest rate exposure, (ii) limit the average annual amount subject to interest rate reset and the amount of floating rate debt to a combined total of $2,500 or less, (iii) include no leverage products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status.

Annually, the Company reviews with the Financial Policy Committee of the Board of Directors compliance with the guidelines.  These guidelines may change as the Company’s needs dictate.

As of May 23, 2009, the Company did not maintain any interest rate or forward-starting interest rate swap derivatives.

Fair Value Interest Rate Swaps

As of May 23, 2009, the Company has unamortized proceeds from twelve interest rate swaps once classified as fair value hedges totaling approximately $40.  The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining term of the debt.  As of May 23, 2009, the Company expects to reclassify an unrealized gain of $14 from this adjustment to the carrying values of the underlying debt to earnings over the next twelve months.

Cash Flow Forward-Starting Interest Rate Swaps

The Company has unamortized net payments from three forward-starting interest rate swaps once classified as cash flow hedges totaling approximately $13.  The unamortized proceeds and payments from these terminated forward-starting interest rate swaps have been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedges relate are made.  As of May 23, 2009, the Company expects to reclassify an unrealized net loss of $3 from Accumulated Other Comprehensive Loss (“AOCL”) to earnings over the next twelve months.

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for the quarters ended May 23, 2009 and May 24, 2008:

	Amount of Gain/(Loss) in AOCL on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain/(Loss)
Derivatives in SFAS 133 Cash Flow Hedging Relationships	May 23, 2009	May 24, 2008	May 23, 2009	May 24, 2008	Reclassified into Income (Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax	$(8)	$(10)	$(1)	$—	Interest expense

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

Some of the product the Company purchases is shipped in corrugated cardboard packaging.  The corrugated cardboard is sold when it is economical to do so.  As of May 23, 2009 and January 31, 2009, the Company maintained a derivative instrument to manage exposure to changes in corrugated cardboard prices.  This derivative has a three-year term.  The instrument does not qualify for hedge accounting, in accordance with SFAS 133.  Accordingly, the change in the fair value of this instrument is marked-to-market in the Company’s Consolidated Statements of Operations as operating, general and administrative expense.  For the quarters ended May 23, 2009 and May 24, 2008, the change in the fair value of this instrument was insignificant.  As of May 23, 2009 and January 31, 2009, the fair value of this instrument was insignificant.

12.       FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a market-based framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 does not expand or require any new fair value measurements.  SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  FASB Staff Position (FSP) 157-2, Effective Date of Statement No. 157 (FSP 157-2), deferred the effective date of SFAS No. 157 for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  The Company adopted SFAS 157 for financial assets and financial liabilities effective February 3, 2008 and adopted the remaining provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities on February 1, 2009.

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

For those financial instruments carried at fair value in the consolidated financial statements, the following table summarizes the fair value of these instruments at May 23, 2009:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$11	$—	$—	$11

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility of impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 for further discussion of the Company’s policies and recorded amounts for impairments of long-lived assets and valuation of store lease exit costs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

First quarter 2009 total sales were $22.8 billion compared with $23.1 billion for the same period of 2008.  This decrease in total sales is attributable to the year-over-year decline in retail fuel prices.  The average retail price for a gallon of fuel sold at Kroger fuel stations was 41% lower in the first quarter of 2009 compared to the first quarter of 2008.  In the first quarter of 2009, identical supermarket sales without fuel increased 3.1%.  We continue to see growth across most of our core departments, though overall sales gains were tempered by continued slowness in sales of discretionary general merchandise as well as deflation in produce and milk; and double digit growth in corporate brand items, which carry lower retails compared to national brand items.  We are connecting with customers through a combination of better service, improved product variety and quality, a shopping experience that is appealing and convenient, and lower prices.  This strategy continues to result in identical supermarket sales growth and create shareholder value.

For the first quarter of 2009, net earnings totaled $435 million, or $0.66 per diluted share.  Our Customer 1st strategy continues to serve Kroger customers and shareholders well.  Our first quarter performance was a strong start to the year.  Our manufacturing plants enjoyed an outstanding quarter as we benefited from strong volume and lower commodity costs.  Our logistics operations benefited from lower diesel fuel costs during the quarter.  These benefits along with improvements in shrink, advertising and store productivity, when coupled with identical sales growth, delivered value to our customers and our shareholders in the current economic environment.

Based on Kroger’s first quarter results, we confirmed our guidance for fiscal year 2009.  We anticipate full-year identical sales growth of 3.0% to 4.0%, excluding fuel.  This guidance reflects our outlook for product cost inflation of 1.0% to 2.0%.  Our fiscal year earnings expectation remains $2.00 to $2.05 per diluted share.  This represents earnings per diluted share growth of approximately 4.0% to 7.0% in 2009, excluding the $.02 per diluted share charge in 2008 related to Hurricane Ike.  In addition, our shareholder return is enhanced by our dividend by over 1.0%.  Please refer to the “Outlook” section for more information on this guidance.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $435 million for the first quarter of 2009, an increase of 12.7% from net earnings of $386 million for the first quarter of 2008.  The increase in our net earnings resulted from increased gross profit and identical supermarket sales and a decreased LIFO charge of $23 million pre-tax, compared to a LIFO charge of $40 million pre-tax in 2008.

Our net income produced earnings of $0.66 per diluted share for the first quarter of 2009, which represented an increase of 13.8% over net earnings of $0.58 per diluted share for the first quarter of 2008.  Earnings per share growth resulted from increased net earnings combined with the repurchase of 10 million shares of our stock over the past four quarters.

Sales

Total Sales

($ in millions)

	First Quarter
	2009	Percentage Increase (Decrease)	2008	Percentage Increase
Total supermarket sales without fuel	$19,979	3.9%	$19,231	7.6%
Total supermarket fuel sales	1,622	(32.9)%	2,417	52.5%

Total supermarket sales	21,601	(0.2)%	21,648	11.2%
Other sales(1)	1,198	(19.9)%	1,496	16.0%

Total sales	$22,799	(1.5)%	$23,144	11.5%

(1)	Other sales primarily relate to sales at convenience stores, including fuel, jewelry stores, sales by our manufacturing plants to outside customers and non-wholly owned entities.

This decrease in total sales and other sales is attributable to the year-over-year decline in retail fuel prices.  The change in our total supermarket sales without fuel was primarily the result of identical supermarket sales increases, inflation in some product costs and the increase in retail square footage.  Identical supermarket sales, excluding fuel, increased due to increased transaction count and product cost inflation.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel center discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket identical sales results calculations illustrated below.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include all sales at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented to calculate first quarter 2009 percent changes.

Identical Supermarket Sales

($ in millions)

	First Quarter
	2009	2008
Including fuel centers	$20,550	$20,785
Excluding fuel centers	$19,053	$18,473

Including fuel centers	(1.1)%	9.2%
Excluding fuel centers	3.1%	5.8%

We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations.  As is the case for identical supermarket sales, fuel center discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket comparable sales results calculations illustrated below.  Comparable supermarket sales include all sales at comparable Fred Meyer multi-department stores.  Our comparable supermarket sales results are summarized in the table below.  We used the comparable supermarket dollar figures presented to calculate first quarter 2009 percent changes.

Comparable Supermarket Sales

($ in millions)

	First Quarter
	2009	2008
Including fuel centers	$21,306	$21,483
Excluding fuel centers	$19,729	$19,075

Including fuel centers	(0.8)%	9.5%
Excluding fuel centers	3.4%	5.9%

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as sales minus merchandise costs, including advertising, warehousing and transportation, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expense.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate was 24.36% for the first quarter of 2009, as compared to 23.07% for the first quarter of 2008.  Retail fuel sales lowers our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our first quarter 2009 FIFO gross margin rate increased 5 basis points compared to the first quarter of 2008.  This increase resulted primarily from improvements in shrink, advertising, and warehouse expense, as a percent of sales, as well as lower diesel fuel costs, offset by our continued investments in keeping certain retail prices low as part of our Customer 1st strategy.

LIFO Charge

The LIFO charge in the first quarter of 2009 was $23 million and $40 million in 2008.  The LIFO charge decreased for the first quarter of 2009, compared to the first quarter of 2008, primarily due to our expected decrease in annualized product cost inflation for 2009 compared to 2008.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percent of sales, increased 89 basis points to 17.70% for the first quarter of 2009 from 16.81% for the first quarter of 2008 primarily because our sales decreased as a result of a decline in retail fuel prices.  Retail fuel sales and our consolidated non-wholly owned entities lower our OG&A rate due to their OG&A rates, as a percent of sales, being different than our core business.  OG&A expenses, as a percent of sales excluding fuel, was flat in the first quarter of 2009 compared to the first quarter of 2008.  Excluding both our retail fuel sales and the effect of consolidating non-wholly owned entities, OG&A declined 14 basis points, as a percentage of sales, in the first quarter of 2009 compared to the first quarter of 2008.  The decrease in our OG&A rate in 2009, excluding the effect of retail fuel sales and the effect of consolidating non-wholly owned entities, resulted primarily from increased supermarket identical sales growth, reduced expenses related to fuel costs and strong cost controls.

Rent Expense

Rent expense was $200 million, or 0.88% of sales, for the first quarter of 2009, compared to $207 million, or 0.89% of sales, for the first quarter of 2008.  The decrease in rent expense, as a percent of sales, resulted from decreased rent expense and our continued strategy to own rather than lease whenever possible.  The decrease in rent expense in the first quarter of 2009, in total dollars, compared to the first quarter of 2008, was primarily due to lower lease liabilities for closed stores in the first quarter of 2009 compared to the first quarter of 2008.

Depreciation Expense

Depreciation expense was $453 million, or 1.99% of total sales, for the first quarter of 2009 compared to $433 million, or 1.87% of total sales, for the first quarter of 2008.  The increase in depreciation expense, in total dollars, was the result of capital expenditures of $2.2 billion during the last rolling four quarter period ending with the first quarter of 2009.  Excluding the effect of retail fuel operations, depreciation, as a percent of sales, increased one basis point in the first quarter of 2009 compared to the same period of 2008.

Interest Expense

Net interest expense was $163 million, or 0.71% of total sales, for the first quarter of 2009 compared to $152 million, or 0.66% of total sales, for the first quarter of 2008.  The increase in net interest expense for 2009, when compared to 2008, resulted primarily from a $112 million increase in total debt at May 23, 2009, compared to May 24, 2008.

Income Taxes

Our effective income tax rate was 36.7% for the first quarter of 2009 and 36.8% for the first quarter of 2008.  The 2009 and 2008 effective income tax rate differed from the federal statutory rate primarily due to the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $1.3 billion of cash from operating activities during the first quarters of 2009 and 2008.  The cash provided by operating activities came from strong net earnings adjusted for non-cash expenses.  In addition, changes in our operating assets and liabilities also affected the amount of cash provided by our operating activities.  We realized increases in cash from changes in operating assets and liabilities of $484 million in the first quarter of 2009 and $377 million in the first quarter of 2008.  The increase in the change in operating assets and liabilities in the first quarter of 2009, compared to the same period in 2008, resulted primarily from a decrease in income tax receivables and accrued expenses, offset partially by increased trade accounts payable and prepaid expenses. Prepaid expenses decreased significantly since year-end, reflecting prepayments of certain employee benefits at year-end.  In the first quarter of 2009, we contributed $200 million to Kroger sponsored pension plans.  During the first quarter of 2008, we did not make a voluntary cash contribution to Kroger sponsored pension plans.

The amount of cash paid for income taxes decreased in the first quarter of 2009 compared to the first quarter of 2008 due to applying our fiscal 2008 overpayment of income taxes to current year taxes.

Net cash used by investing activities

We used $634 million of cash for investing activities during the first quarter of 2009 compared to $633 million during the first quarter of 2008.  The amount of cash used for investing activities remained consistent in the first quarter of 2009 versus 2008 due to increased payments for capital expenditures, offset by decreased payments for acquisitions.

Net cash used by financing activities

We used $279 million of cash for financing activities in the first quarter of 2009 compared to $709 million in the first quarter of 2008.  The decrease in the amount of cash used for financing activities was primarily related to the decrease in the amount of treasury stock purchased in the first quarter of 2009 compared to the same period in 2008.  To preserve liquidity and financial flexibility, we reduced the amount of stock repurchased during the first quarter of 2009 compared to the same period in 2008.  Decreased proceeds from the issuance of long-term debt and capital stock offset decreased payments on long-term debt.  Proceeds from the issuance of common stock resulted from exercises of employee stock options.

Debt Management

As of May 23, 2009, we maintained a committed $2.5 billion, five-year revolving credit facility that, unless extended, terminates in 2011.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained three uncommitted money market lines totaling $100 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of May 23, 2009, we did not have any borrowings under the credit facility, money market lines or outstanding commercial paper.  The outstanding letters of credit that reduced the funds available under our credit agreement totaled $329 million as of May 23, 2009.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants. As of May 23, 2009, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $112 million to $7.9 billion as of the end of the first quarter of 2009, from $7.8 billion as of the end of the first quarter of 2008. Total debt decreased $149 million as of the end of the first quarter of 2009 from $8.1 billion as of year-end 2008.  The increase as of the end of the first quarter of 2009, compared to the end of the first quarter of 2008, resulted from the issuance of $600 million of senior notes bearing an interest rate of 7.50% in the fourth quarter of 2008, offset by decreased outstanding commercial paper and payments on our money market lines.  As of May 23, 2009, our cash and temporary cash investments were $638 million compared $263 million as of January 31, 2009.

Common Stock Repurchase Program

During the first quarter of 2009, we invested $20 million to repurchase 1 million shares of Kroger stock at an average price of $20.83 per share. These shares were reacquired under two separate stock repurchase programs.  The first is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on January 18, 2008.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.  As of May 23, 2009, we had approximately $476 million remaining under the January 2008 repurchase program.  In the first quarter of 2009, to preserve liquidity and financial flexibility, we reduced the amount of stock repurchased during the quarter, decreasing the uses of cash for treasury stock purchases during the quarter, compared to the same period in 2008.

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions, totaled $653 million for the first quarter of 2009 compared to $637 million for the first quarter of 2008.  During the first quarter of 2009, we opened, acquired, expanded or relocated 11 food stores and also completed 37 within-the-wall remodels.  Total food store square footage increased 1.4% from the first quarter of 2008.  Excluding acquisitions and operational closings, total food store square footage increased 1.8% in the first quarter of 2009 as compared to the first quarter of 2008.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Except as noted below, our critical accounting policies are summarized in our 2008 Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160 (SFAS 160), which establishes accounting and reporting standards for a parent’s noncontrolling interest in a subsidiary and the accounting for future ownership changes with respect to the subsidiary.  This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent.  SFAS 160 requires, among other things, that a noncontrolling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent’s equity; that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and that if a subsidiary is deconsolidated, the parent measure at fair value any noncontrolling equity investment that the parent retains in the former subsidiary and recognize a gain or loss in net income based on the fair value of the non-controlling equity investment.  We adopted SFAS 160 effective February 1, 2009, and applied it retrospectively.  As a result, we reclassified noncontrolling interests in amounts of $95 million from the mezzanine section of the Consolidated Balance Sheet to equity in the January 31, 2009 Consolidated Balance Sheet.  Certain reclassifications to the Consolidated Statement of Operations have been made to prior period amounts to conform to the presentation of the current period under SFAS 160.  Recorded amounts for prior periods previously presented as Net Earnings, which are now presented as Net Earnings Attributable to The Kroger Co., have not changed as a result of the adoption of SFAS 160.

Effective February 1, 2009, we adopted FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of Statement No. 157 (FSP 157-2).  FSP 157-2 deferred the effective date of SFAS No. 157, Fair Value Measurements, for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  See Note 12 to the Consolidated Financial Statements for further discussion of the adoption of FSP 157-2.

Effective February 1, 2009, we adopted SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141R), which replaces SFAS No. 141.  SFAS 141R further expands the definitions of a business and the fair value measurement and reporting in a business combination.  All business combinations completed after February 1, 2009, will be accounted for under SFAS 141R.  We did not complete any business combinations during the first quarter of fiscal 2009.

Effective February 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires enhanced disclosures on an entity’s derivative and hedging activities.  The new disclosures required by this standard are included in Note 11 to the Consolidated Financial Statements.

Effective February 1, 2009, we adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  It clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS.  See Note 6 to the Consolidated Financial Statements for further discussion of its adoption.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets (FSP 132(R)-1.  FSP 132(R)-1 provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans.  FSP 132(R)-1 requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets.  FSP 132(R)-1 will become effective for our fiscal year beginning January 31, 2010.  We are currently evaluating the effect the adoption of FSP 132(R)-1 will have on our Consolidated Financial Statements.

In April 2009, the FASB issued three new FASB Staff Positions all of which impact the accounting and disclosure related to certain financial instruments.  FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.  All three FSPs will become effective for our second quarter beginning May 24, 2009.  We do not expect adoption of these FSPs to have a material effect on our Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165).  SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 will become effective for our second quarter beginning May 24, 2009.  We do not expect adoption of SFAS 165 to have a material effect on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167).  SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  SFAS 167 will become effective for our fiscal year beginning January 31, 2010.  We are currently evaluating the effect the adoption of SFAS 167 will have on our Consolidated Financial Statements.

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

•

For fiscal year 2009, we will continue to focus on driving sales growth and balancing investments in gross margin and improved customer service to provide a better shopping experience for our customers. We expect to finance these investments with operating cost reductions. We expect non-fuel operating margins to improve slightly in 2009, excluding the benefit of an expected lower LIFO charge.

•	For fiscal year 2009, we expect fuel margins, which can be highly volatile, to be approximately $0.11 per gallon, as well as continued strong growth in gallons sold.

•	For fiscal year 2009, we expect our annualized LIFO charge to be $75 million, assuming product cost inflation of 1%-2%.

•	For fiscal year 2009, we expect interest expense to be approximately $502 million.

•

We plan to use cash flow primarily for capital investments, debt reduction and to pay cash dividends. As market conditions change, we plan to re-evaluate the above uses of cash flow and our stock repurchase activity.

•	We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•

Capital expenditures reflect our strategy of growth through expansion, as well as focusing on productivity increases from our existing store base through remodels.  In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements.  The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investment for 2009 to be in the range of $1.9-$2.1 billion, excluding acquisitions.  We expect total food store square footage to grow approximately1.5%-2.0% before acquisitions and operational closings.

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

•

Although we were not required to make cash contributions to Company-sponsored defined benefit pension plans during 2009, we contributed $200 million to these plans in 2009. We expect any elective contributions made during 2009 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions. We also expect 2009 expense for Company-sponsored defined benefit pension plans to be comparable to 2008. In addition, we expect our cash contributions and expense to the 401(k) Retirement Savings Account Plan from automatic and matching contributions to participants to increase in 2009, compared to 2008.

•

We do not expect a significant increase in our contributions to multi-employer pension plans in 2009 compared to 2008 subject to collective bargaining. In addition, we believe our contributions to multi-employer pension plans could as much as double over the next several years after 2009, subject to collective bargaining and capital market conditions.

•	We expect our expense from the credit extended to our customers through our company branded credit card in 2009 to be approximately $18 million.

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

•

The labor agreement covering associates in Denver has expired.  The labor agreements covering associates in Arizona, Dayton and Portland, that expired in 2008 or 2009, have all been extended.  In addition, we have various labor agreements expiring later in 2009, covering associates in Atlanta and Dallas.  In all of these store contracts, rising health care and pension costs will continue to be an important issue in negotiations.  A prolonged work stoppage affecting a substantial number of locations could have a material effect on our results.

•	If market conditions change, it could affect our uses of cash flow.

•

Our ability to achieve sales and earnings goals may be affected by: labor disputes; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors; our response to these actions; the state of the economy, including the inflationary and deflationary trends in certain commodities; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; stock repurchases; and the success of our future growth plans.

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

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly for 2009.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the SEC on March 31, 2009.

Item 4.           Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 23, 2009.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended May 23, 2009, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
February 1, 2009 to February 28, 2009	200,000	$21.46	200,000	$488
Second four weeks
March 1, 2009 to March 28, 2009	561,428	$20.73	561,428	$478
Third four weeks
March 29, 2009 to April 25, 2009	200,292	$20.48	200,292	$476
Fourth four weeks
April 26, 2009 to May 23, 2009	73,512	$22.11	73,512	$476
Total	1,035,232	$20.92	1,035,232	$476

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of 2009 contained four 28-day periods.
(2)

Shares were repurchased under (i) a $1 billion stock repurchase program, authorized by the Board of Directors on January 18, 2008, and (ii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option and long-term incentive plans which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. Total shares purchased include shares that were surrendered to the Company by participants in the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

(3)

Amounts shown in this column reflect amounts remaining under the $1 billion stock repurchase program referenced in clause (i) of Note 2 above. Amounts to be repurchased under the program utilizing option exercise proceeds are dependent upon option exercise activity.

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

EXHIBIT 31.1	-	Rule 13a–14(a) / 15d–14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a–14(a) / 15d–14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibits — Statement of Computation of Ratio of Earnings to Fixed Charges.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: July 1, 2009	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: July 1, 2009	By:	/s/ J. Michael Schlotman
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

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications — Chief Executive Officer.

Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications — Chief Financial Officer.

Exhibit 32.1 -	Section 1350 Certifications.

Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.