Form 10-Q
period 2009-08-15
KROGER CO
filed 2009-09-23
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 15, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒.

There were 650,820,180 shares of Common Stock ($1 par value) outstanding as of September 18, 2009.

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 15, 2009	August 16, 2008	August 15, 2009	August 16, 2008
Sales	$17,735	$18,094	$40,534	$41,238
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	13,650	14,066	30,917	31,911
Operating, general and administrative	3,088	3,004	7,123	6,894
Rent	150	151	350	358
Depreciation and amortization	348	327	801	760

Operating profit	499	546	1,343	1,315
Interest expense	115	111	278	263

Earnings before income tax expense	384	435	1,065	1,052
Income tax expense	133	159	383	386

Net earnings including noncontrolling interests	251	276	682	666
Net earnings (loss) attributable to noncontrolling interests	(4)	(1)	(8)	3

Net earnings attributable to The Kroger Co.	$255	$277	$690	$663

Net earnings attributable to The Kroger Co. per basic common share	$0.39	$0.42	$1.06	$1.01
Average number of common shares used in basic calculation	648	651	648	655

Net earnings attributable to The Kroger Co. per diluted common share	$0.39	$0.42	$1.05	$1.00
Average number of common shares used in diluted calculation	651	658	651	661

Dividends declared per common share	$.09	$.09	$.18	$.18

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	August 15,	January 31,
	2009	2009
ASSETS
Current assets
Cash and temporary cash investments	$369	$263
Deposits in-transit	628	631
Receivables	774	944
FIFO inventory	5,473	5,659
LIFO credit	(838)	(800)
Prefunded employee benefits	—	300
Prepaid and other current assets	300	209
Total current assets	6,706	7,206

Property, plant and equipment, net	13,606	13,161
Goodwill	2,271	2,271
Other assets	562	573

Total Assets	$23,145	$23,211

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$582	$558
Trade accounts payable	3,857	3,822
Accrued salaries and wages	792	828
Deferred income taxes	344	344
Other current liabilities	2,132	2,077
Total current liabilities	7,707	7,629

Long-term debt including obligations under capital leases and financing obligations
Face-value long-term debt including obligations under capital leases and financing obligations	6,913	7,460
Adjustment to reflect fair-value interest rate hedges	44	45
Long-term debt including obligations under capital leases and financing obligations	6,957	7,505

Deferred income taxes	475	384
Pension and postretirement benefit obligations	978	1,174
Other long-term liabilities	1,231	1,248

Total Liabilities	17,348	17,940

Commitments and contingencies (see Note 11)

SHAREOWNERS’ EQUITY

Preferred stock, $100 par per share, 5 shares authorized and unissued	—	—
Common stock, $1 par per share, 1,000 shares authorized; 955 shares issued in 2009 and 955 shares issued in 2008	955	955
Additional paid-in capital	3,298	3,266
Accumulated other comprehensive loss	(496)	(495)
Accumulated earnings	8,060	7,489
Common stock in treasury, at cost, 309 shares in 2009 and 306 shares in 2008	(6,096)	(6,039)

Total Shareowners’ Equity - The Kroger Co.	5,721	5,176
Noncontrolling interests	76	95

Total Equity	5,797	5,271

Total Liabilities and Equity	$23,145	$23,211

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Two Quarters Ended
	August 15, 2009	August 16, 2008
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$682	$666
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	801	760
LIFO charge	38	86
Stock-based employee compensation	45	48
Expense for Company-sponsored pension plans	19	16
Deferred income taxes	90	106
Other	27	17
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Deposits in-transit	3	14
Receivables	39	16
Inventories	186	40
Prepaid expenses	209	283
Trade accounts payable	151	33
Accrued expenses	(78)	(16)
Income taxes receivable and payable	186	50
Contribution to Company-sponsored pension plans	(200)	—
Other	(32)	7

Net cash provided by operating activities	2,166	2,126

Cash Flows from Investing Activities:
Payments for capital expenditures	(1,210)	(1,053)
Proceeds from sale of assets	6	49
Payments for acquisitions	(13)	(80)
Other	(5)	—

Net cash used by investing activities	(1,222)	(1,084)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	3	775
Dividends paid	(117)	(109)
Payments on long-term debt	(413)	(987)
Payments on credit facility	(129)	(288)
Excess tax benefits on stock-based awards	1	9
Proceeds from issuance of capital stock	8	157
Treasury stock purchases	(80)	(539)
Decrease in book overdrafts	(116)	(92)
Other	5	(5)

Net cash used by financing activities	(838)	(1,079)

Net increase (decrease) in cash and temporary cash investments	106	(37)

Cash from Consolidated Variable Interest Entity	—	65

Cash and temporary cash investments:
Beginning of year	263	242
End of quarter	$369	$270

Reconciliation of capital expenditures:
Payments for capital expenditures	$(1,210)	$(1,053)
Changes in construction-in-progress payables	(45)	(62)
Total capital expenditures	$(1,255)	$(1,115)

Disclosure of cash flow information:
Cash paid during the year for interest	$303	$294
Cash paid during the year for income taxes	$115	$283

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at February 2, 2008	947	$947	$3,031	284	$(5,422)	$(122)	$6,480	$7	$4,921
Issuance of common stock:
Stock options exercised	7	7	146	—	2	—	—	—	155
Restricted stock issued	—	—	(42)	(1)	27	—	—	—	(15)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	15	(400)	—	—	—	(400)
Stock options exchanged	—	—	—	5	(139)	—	—	—	(139)
Tax benefits from exercise of stock options	—	—	32	—	—	—	—	—	32
Share-based employee compensation	—	—	48	—	—	—	—	—	48
Other comprehensive gain net of income tax of $5	—	—	—	—	—	6	—	—	6
Purchase of non-wholly owned entity	—	—	—	—	—	—	—	97	97
Other	—	—	12	—	(12)	—	—	(7)	(7)
Cash dividends declared ($0.18 per common share)	—	—	—	—	—	—	(119)	—	(119)
Net earnings including noncontrolling interests	—	—	—	—	—	—	663	3	666

Balances at August 16, 2008	954	$954	$3,227	303	$(5,944)	$(116)	$7,024	$100	$5,245

Balances at January 31, 2009	955	$955	$3,266	306	$(6,039)	$(495)	$7,489	$95	$5,271
Issuance of common stock:
Stock options exercised	—	—	7	—	—	—	—	—	7
Restricted stock issued	—	—	(55)	(1)	39	—	—	—	(16)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	3	(68)	—	—	—	(68)
Stock options exchanged	—	—	—	1	(12)	—	—	—	(12)
Tax benefits from exercise of stock options	—	—	17	—	—	—	—	—	17
Share-based employee compensation	—	—	45	—	—	—	—	—	45
Other comprehensive gain net of income tax of ($1)	—	—	—	—	—	(1)	—	—	(1)
Other	—	—	18	—	(16)	—	—	(11)	(9)
Cash dividends declared ($0.18 per common share)	—	—	—	—	—	—	(119)	—	(119)
Net earnings including noncontrolling interests	—	—	—	—	—	—	690	(8)	682

Balances at August 15, 2009	955	$955	$3,298	309	$(6,096)	$(496)	$8,060	$76	$5,797

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

The unaudited information in the Consolidated Financial Statements for the second quarter and two quarters ended August 15, 2009 and August 16, 2008 includes the results of operations of the Company for the 28-week periods then ended.

In the first quarter of 2009, the Company adopted SFAS No. 160, and applied it retrospectively.  As a result, the Company reclassified noncontrolling interests in amounts of $95 from the mezzanine section to equity in the January 31, 2009 Consolidated Balance Sheet.  Certain reclassifications to the Consolidated Statement of Operations have been made to prior period amounts to conform to the presentation of the current period under SFAS 160.  Recorded amounts for prior periods previously presented as Net Earnings, which are now presented as Net Earnings Attributable to The Kroger Co., have not changed as a result of the adoption of SFAS 160.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value.  Fair value is determined in accordance with SFAS No. 157, Fair Value Measurements (SFAS 157), and is based on current market values or discounted future cash flows.  The Company records impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for sale, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  The Company recorded asset impairments in the normal course of business totaling $4 in the second quarter of 2009 and $2 in the second quarter of 2008.  During the first two quarters of 2009 and 2008, the Company recorded asset impairments in the normal course of business totaling $15 and $17, respectively.  Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

	Future Lease Obligations
	August 15, 2009	August 16, 2008
Balance at beginning of year	$65	$74
Additions	1	2
Payments	(6)	(7)
Adjustments	(1)	5
Balance at end of second quarter	$59	$74

2.              STOCK OPTION PLANS

The Company recognized total stock-based compensation of $20 and $23 in the second quarter ended August 15, 2009 and August 16, 2008, respectively.  The Company recorded $45 and $48 of stock-based compensation for the first two quarters ended August 15, 2009 and August 16, 2008, respectively.  These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

The Company grants options for common stock (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the stock at the date of grant. In addition to stock options, the Company awards restricted stock to employees and its non-employee directors under various plans.  Equity awards may be made once each quarter on a predetermined date.  It has been the Company’s practice to make a general annual grant to employees, which occurred in the second quarter of 2009.  Special grants may be made in the other three quarters.  It has been the Company’s practice to make a grant to non-employee directors in December of each year.

Stock options granted in the first two quarters of 2009 expire 10 years from the date of grant and vest from one year to five years from the date of grant. Restricted stock awards granted in the first two quarters of 2009 have restrictions that lapse in one year to five years from the date of the awards. All grants and awards become immediately exercisable, in the case of options, and restrictions lapse, in the case of restricted stock, upon certain changes of control of the Company.

Changes in equity awards outstanding under the plans are summarized below.

Stock Options

	Shares subject to option	Weighted-average exercise price
Outstanding, January 31, 2009	39.7	$21.58
Granted	3.5	$22.34
Exercised	(.5)	$16.54
Canceled or Expired	(5.1)	$27.17

Outstanding, August 15, 2009	37.6	$20.94

Restricted Stock

	Restricted shares outstanding	Weighted-average grant-date fair value
Outstanding, January 31, 2009	4.1	$27.22
Granted	2.4	$22.33
Lapsed	(2.0)	$27.52
Canceled or Expired	(0.1)	$26.59

Outstanding, August 15, 2009	4.4	$24.39

The weighted-average fair value of stock options granted during the first two quarters ended August 15, 2009 and August 16, 2008, was $6.30 and $8.67, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

The following table reflects the weighted average assumptions used for grants awarded to option holders:

	2009	2008
Risk-free interest rate	3.17%	3.64%
Expected dividend yield	1.80%	1.50%
Expected volatility	28.05%	27.89%
Expected term	6.8 Years	6.8 Years

3.              DEBT OBLIGATIONS

Long-term debt consists of:

	August 15,	January 31,
	2009	2009
Commercial Paper and Money Market Borrowings	$—	$129
4.95% to 9.20% Senior Notes and Debentures due through 2038	6,824	7,186
5.00% to 9.95% Mortgages due in varying amounts through 2034	94	119
Other	156	163

Total debt, excluding capital leases and financing obligations	7,074	7,597

Less current portion	(552)	(528)

Total long-term debt, excluding capital leases and financing obligations	$6,522	$7,069

On June 1, 2009, the Company repaid $350 of senior notes bearing an interest rate of 7.25%.  In the first quarter of 2010, $500 of senior notes bearing an interest rate of 8.05% will mature.

4.              COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Second Quarter Ended		Year-To-Date
	August 15, 2009	August 16, 2008	August 15, 2009	August 16, 2008
Net earnings including noncontrolling interests	$251	$276	$682	$666
Unrealized gain on hedging activities, net of tax(1)	—	—	—	3
Amortization of unrealized gains and losses on hedging activities, net of tax(2)	—	1	1	1
Amortization of amounts included in net periodic pension expense(3)	(2)	1	(2)	2
Other	—	(1)	—	—

Comprehensive income	249	277	681	672
Comprehensive income (loss) attributable to noncontrolling interests	(4)	(1)	(8)	3

Comprehensive income attributable to The Kroger Co.	$253	$278	$689	$669

(1)	Amount is net of tax of $2 for the first two quarters of 2008.
(2)	Amount is net of tax of $1 for the second quarter of 2008 and $1 for the first two quarters of 2008.
(3)

Amount is net of tax of $(1) for the second quarter of 2009 and $1 for the second quarter of 2008. Amount is net of tax of $(1) for the first two quarters of 2009 and $2 for the first two quarters of 2008.

During 2009 and 2008, unrealized gains and losses on hedging activities included in comprehensive income consisted of reclassifications of unrealized gains and losses on cash flow hedges into net earnings.

5.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefit plans for the second quarter of 2009 and 2008.

	Second Quarter
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$8	$9	$2	$2
Interest cost	40	36	5	5
Expected return on plan assets	(40)	(41)	—	—
Amortization of:
Prior service cost	—	1	(1)	(1)
Actuarial loss	1	2	(1)	—

Net periodic benefit cost	$9	$7	$5	$6

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefit plans for the first two quarters of 2009 and 2008.

	Year-To-Date
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$16	$21	$5	$5
Interest cost	94	84	10	11
Expected return on plan assets	(94)	(96)	—	—
Amortization of:
Prior service cost	1	2	(3)	(3)
Actuarial loss	2	5	(2)	—

Net periodic benefit cost	$19	$16	$10	$13

The Company contributed $200 to Company-sponsored pension plans in the first two quarters of 2009.

The Company contributed $62 and $51 to employee 401(k) retirement savings accounts in the first two quarters of 2009 and 2008, respectively.

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

6.              INCOME TAXES

The effective income tax rate was 36.0% and 36.7% for the first two quarters of 2009 and 2008, respectively.  The 2009 and 2008 effective income tax rate differed from the federal statutory rate primarily due to the effect of state income taxes and the benefit from the favorable resolution of certain tax issues.  There were no material changes in unrecognized tax benefits during the first two quarters of 2009.

7.              EARNINGS PER COMMON SHARE

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

	Second Quarter Ended			Second Quarter Ended
	August 15, 2009			August 16, 2008
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$253	648	$0.39	$275	651	$0.42
Dilutive effect of stock options		3			7

Net earnings attributable to The Kroger Co. per diluted common share	$253	651	$0.39	$275	658	$0.42

	Year-To-Date			Year-To-Date
	August 15, 2009			August 16, 2008
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$685	648	$1.06	$659	655	$1.01
Dilutive effect of stock options		3			6

Net earnings attributable to The Kroger Co. per diluted common share	$685	651	$1.05	$659	661	$1.00

The Company had undistributed and distributed earnings to participating securities totaling $2 in both the second quarter of 2009 and 2008, respectively.  For the first two quarters of 2009 and 2008, the Company had undistributed and distributed earnings to participating securities totaling $5 and $4, respectively.

The Company had options outstanding for approximately 20 shares and 5 shares during the second quarter of 2009 and 2008, respectively, that were excluded from the computations of net earnings attributable to The Kroger Co. per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.  For the first two quarters of 2009 and 2008, the Company had options outstanding for approximately 21 and 12 shares, respectively, that were excluded from the computations of net earnings attributable to The Kroger Co. per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

The share amounts above for the second quarter and first two quarters of 2008 differ from those previously reported due to the adoption of Financial Accounting Standards Board Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  It clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS.  The Company adopted this FSP effective February 1, 2009.

8.              RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS 160, which establishes accounting and reporting standards for a parent’s noncontrolling interest in a subsidiary and the accounting for future ownership changes with respect to the subsidiary.  This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent.  SFAS 160 requires, among other things, that a noncontrolling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent’s equity; that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and that if a subsidiary is deconsolidated, the parent measure at fair value any noncontrolling equity investment that the parent retains in the former subsidiary and recognize a gain or loss in net income based on the fair value of the non-controlling equity investment.  The Company adopted SFAS 160 effective February 1, 2009, and applied it retrospectively.  As a result, the Company reclassified noncontrolling interests in amounts of $95 from the mezzanine section to equity in the January 31, 2009 Consolidated Balance Sheet.  Certain reclassifications to the Consolidated Statement of Operations have been made to prior period amounts to conform to the presentation of the current period under SFAS 160.  Recorded amounts for prior periods previously presented as Net Earnings, which are now presented as Net Earnings Attributable to The Kroger Co., have not changed as a result of the adoption of SFAS 160.

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

Effective February 1, 2009, the Company adopted SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141R), which replaces SFAS No. 141.  SFAS 141R further expands the definitions of a business and the fair value measurement and reporting in a business combination.  All business combinations completed after February 1, 2009, will be accounted for under SFAS 141R.  The Company did not complete any business combinations during the first two quarters of fiscal 2009.

Effective February 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires enhanced disclosures on an entity’s derivative and hedging activities.  The new disclosures required by this standard are included in Note 12 to the Consolidated Financial Statements.

Effective February 1, 2009, the Company adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.   This clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the computation of EPS pursuant to the two-class method.  See Note 7 to the Consolidated Financial Statements for further discussion of its adoption.

Effective May 24, 2009, the Company adopted SFAS No. 165, Subsequent Events (SFAS 165).  SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  See Note 14 to the Consolidated Financial Statements for further discussion of its adoption.

Effective May 24, 2009, the Company adopted three new FASB Staff Positions (FSP) all of which impact the accounting and disclosure related to certain financial instruments.  FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.  The new disclosures required by this FSP are included in Note 13.  The adoption of these FSP’s did not have a material effect on the Company’s Consolidated Financial Statements.

9.              RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets (FSP 132(R)-1).  FSP 132(R)-1 provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans.  FSP 132(R)-1 requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets.  FSP 132(R)-1 becomes effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the effect the adoption of FSP 132(R)-1 will have on its Consolidated Financial Statements.

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

In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS 168), which is effective for interim and annual fiscal periods ending after September 15, 2009.  This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and the codification from this standard will supersede all then-existing non-SEC accounting and reporting standards to become the sole source of authoritative U.S. GAAP.  The adoption of this standard will have no financial effect on the Company’s Consolidated Financial Statements.

10.    GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At August 15, 2009, a total of approximately $6,824 of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

The following tables present summarized financial information as of August 15, 2009 and January 31, 2009 and for the second quarter, and two quarters ended August 15, 2009 and August 16, 2008:

Condensed Consolidating

Balance Sheets

As of August 15, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$24	$345	$—	$369
Deposits in-transit	66	562	—	628
Receivables	2,142	603	(1,971)	774
Net inventories	455	4,180	—	4,635
Prepaid and other current assets	86	214	—	300

Total current assets	2,773	5,904	(1,971)	6,706

Property, plant and equipment, net	1,799	11,807	—	13,606
Goodwill	5	2,266	—	2,271
Other assets	790	1,686	(1,914)	562
Investment in and advances to subsidiaries	10,653	—	(10,653)	—

Total assets	$16,020	$21,663	$(14,538)	$23,145

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$582	$—	$—	$582
Trade accounts payable	357	3,500	—	3,857
Other current liabilities	952	6,201	(3,885)	3,268

Total current liabilities	1,891	9,701	(3,885)	7,707

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	6,913	—	—	6,913
Adjustment to reflect fair-value interest rate hedges	44	—	—	44

Long-term debt including obligations under capital leases and financing obligations	6,957	—	—	6,957
Other long-term liabilities	1,375	1,309	—	2,684

Total liabilities	10,223	11,010	(3,885)	17,348

Shareowners’ Equity	5,797	10,653	(10,653)	5,797

Total liabilities and shareowners’ equity	$16,020	$21.663	$(14,538)	$23,145

Condensed Consolidating

Balance Sheets

As of January 31, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$27	$236	$—	$263
Deposits in-transit	71	560	—	631
Receivables	2,150	765	(1,971)	944
Net inventories	384	4,475	—	4,859
Prepaid and other current assets	366	143	—	509

Total current assets	2,998	6,179	(1,971)	7,206

Property, plant and equipment, net	1,747	11,414	—	13,161
Goodwill	5	2,266	—	2,271
Other assets	797	1,562	(1,786)	573
Investment in and advances to subsidiaries	10,393	—	(10,393)	—

Total assets	$15,940	$21,421	$(14,150)	$23,211

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$558	$—	$—	$558
Trade accounts payable	386	3,436	—	3,822
Other current liabilities	879	6,127	(3,757)	3,249

Total current liabilities	1,823	9,563	(3,757)	7,629

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	7,460	—	—	7,460
Adjustment to reflect fair-value interest rate hedges	45	—	—	45

Long-term debt including obligations under capital leases and financing obligations	7,505	—	—	7,505
Other long-term liabilities	1,341	1,465	—	2,806

Total liabilities	10,669	11,028	(3,757)	17,940

Shareowners’ Equity	5,271	10,393	(10,393)	5,271

Total liabilities and shareowners’ equity	$15,940	$21,421	$(14,150)	$23,211

Condensed Consolidating

Statements of Operations

For the Quarter Ended August 15, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,234	$15,827	$(326)	$17,735
Merchandise costs, including advertising, warehousing and transportation	1,865	12,111	(326)	13,650
Operating, general and administrative	398	2,690	—	3,088
Rent	23	127	—	150
Depreciation and amortization	36	312	—	348

Operating profit (loss)	(88)	587	—	499
Interest expense	(110)	(5)	—	(115)
Equity in earnings of subsidiaries	564	—	(564)	—

Earnings before income tax expense	366	582	(564)	384
Income tax expense	111	22	—	133

Net earnings including noncontrolling interests	255	560	(564)	251

Net loss attributable to noncontrolling interests	—	(4)	—	(4)

Net earnings attributable to The Kroger Co.	$255	$564	$(564)	$255

Condensed Consolidating

Statements of Operations

For the Quarter Ended August 16, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,346	$16,048	$(300)	$18,094
Merchandise costs, including advertising, warehousing and transportation	1,967	12,399	(300)	14,066
Operating, general and administrative	427	2,577	—	3,004
Rent	31	120	—	151
Depreciation and amortization	34	293	—	327

Operating profit (loss)	(113)	659	—	546
Interest expense	(110)	(1)	—	(111)
Equity in earnings of subsidiaries	549	—	(549)	—

Earnings before income tax expense	326	658	(549)	435
Income tax expense	49	110	—	159

Net earnings including noncontrolling interests	277	548	(549)	276

Net loss attributable to noncontrolling interests	—	(1)	—	(1)

Net earnings attributable to The Kroger Co.	$277	$549	$(549)	$277

Condensed Consolidating

Statements of Operations

For the Two Quarters Ended August 15, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$5,117	$36,056	$(639)	$40,534
Merchandise costs, including advertising, warehousing and transportation	4,190	27,366	(639)	30,917
Operating, general and administrative	911	6,212	—	7,123
Rent	62	288	—	350
Depreciation and amortization	91	710	—	801

Operating profit (loss)	(137)	1,480	—	1,343
Interest expense	(272)	(6)	—	(278)
Equity in earnings of subsidiaries	1,187	—	(1,187)	—

Earnings before income tax expense	778	1,474	(1,187)	1,065
Income tax expense	88	295	—	383

Net earnings including noncontrolling interests	690	1,179	(1,187)	682

Net loss attributable to noncontrolling interests	—	(8)	—	(8)

Net earnings attributable to The Kroger Co.	$690	$1,187	$(1,187)	$690

Condensed Consolidating

Statements of Operations

For the Two Quarters Ended August 16, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$5,418	$36,407	$(587)	$41,238
Merchandise costs, including advertising, warehousing and transportation	4,478	28,020	(587)	31,911
Operating, general and administrative	940	5,954	—	6,894
Rent	73	285	—	358
Depreciation and amortization	86	674	—	760

Operating profit (loss)	(159)	1,474	—	1,315
Interest expense	(260)	(3)	—	(263)
Equity in earnings of subsidiaries	1,103	—	(1,103)	—

Earnings before income tax expense	684	1,471	(1,103)	1,052
Income tax expense	21	365	—	386

Net earnings including noncontrolling interests	663	1,106	(1,103)	666

Net earnings attributable to noncontrolling interests	—	3	—	3

Net earnings attributable to The Kroger Co.	$663	$1,103	$(1,103)	$663

Condensed Consolidating

Statements of Cash Flows

For the Two Quarters Ended August 15, 2009

	The Kroger Co.	Guarantor Subsidiaries	Consolidated

Net cash (used) provided by operating activities	$(120)	$2,286	$2,166

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(72)	(1,138)	(1,210)
Other	—	(12)	(12)

Net cash used by investing activities	(72)	(1,150)	(1,222)

Cash flows from financing activities:
Dividends paid	(117)	—	(117)
Proceeds from issuance of long-term debt	3	—	3
Payments on long-term debt	(413)	—	(413)
Proceeds from issuance of capital stock	9	—	9
Treasury stock purchases	(80)	—	(80)
Other	(140)	(100)	(240)
Net change in advances to subsidiaries	927	(927)	—

Net cash (used) provided by financing activities	189	(1,027)	(838)

Net increase (decrease) in cash and temporary cash investments	(3)	109	106

Cash and temporary cash investments:
Beginning of year	27	236	263

End of quarter	$24	$345	$369

Condensed Consolidating

Statements of Cash Flows

For the Two Quarters Ended August 16, 2008

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$88	$2,038	$2,126

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(87)	(966)	(1,053)
Other	(18)	(13)	(31)

Net cash used by investing activities	(105)	(979)	(1,084)

Cash flows from financing activities:
Dividends paid	(109)	—	(109)
Proceeds from issuance of long-term debt	775	—	775
Payments on long-term debt	(987)	—	(987)
Proceeds from issuance of capital stock	166	—	166
Treasury stock purchases	(539)	—	(539)
Other	(249)	(136)	(385)
Net change in advances to subsidiaries	893	(893)	—

Net cash used by financing activities	(50)	(1,029)	(1,079)

Net increase (decrease) in cash and temporary cash investments	(67)	30	(37)

Cash from consolidated Variable Interest Entity	65	—	65

Cash and temporary cash investments:
Beginning of year	26	216	242

End of quarter	$24	$246	$270

11.       COMMITMENTS AND CONTINGENCIES

The Company continually evaluates contingencies based upon the best available evidence.

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

Litigation — On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase.  The Company believes that it has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained.  However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company.  As of August 15, 2009, an adverse decision would require a cash payment up to approximately $451.  In conjunction with SFAS 141R, any accounting implications of an adverse decision in this case would be charged through the income statement.

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

Guarantees — The Company has guaranteed half of the indebtedness of two real estate entities in which Kroger has a 50% ownership interest.  The Company’s share of the responsibility for this indebtedness, should the entities be unable to meet their obligations, totals approximately $7.  Based on the covenants underlying this indebtedness as of August 15, 2009, it is unlikely that the Company will be responsible for repayment of these obligations.  The Company also agreed to guarantee, up to $25, the indebtedness of an entity in which Kroger has a 50% ownership interest.  The Company’s share of the responsibility, as of August 15, 2009, should the entity be unable to meet its obligations, totals approximately $25 and is collateralized by approximately $5 of inventory located in the Company’s stores.

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

The determination of the obligation and expense for the Company’s defined benefit retirement pension plan and other post-retirement benefits is dependent on the Company’s selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in the Company’s 2008 Annual Report on Form 10-K and include, among other things, the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company contributed $200 to its Company-sponsored defined benefit pension plans in the first two quarters of 2009. The Company expects these contributions will reduce its minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.  In addition, the Company expects our cash contributions and expense to the 401(k) Retirement Savings Account Plan from automatic and matching contributions to participants to increase in 2009, compared to 2008.

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

Fair Value Interest Rate Swaps

At the end of the second quarter of 2009, the Company maintained 18 interest rate swap agreements that are being accounted for as fair value hedges.  The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in current income as “Interest expense”.  These gains and losses for the second quarter of 2009 and the first two quarters of 2009, were as follows:

	Second Quarter Ended		Year-To-Date
	August 15, 2009		August 15, 2009
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$8	$(8)	$8	$(8)

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheet:

	Asset Derivatives
	Fair Value
Derivatives Designated as Fair Value Hedging Instruments Under SFAS 133	August 15, 2009	Balance Sheet Location
Interest Rate Hedges	$8	Other Assets

As of August 15, 2009, the Company has unamortized proceeds from twelve interest rate swaps once classified as fair value hedges totaling approximately $36.  The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining term of the debt.  As of August 15, 2009, the Company expects to reclassify an unrealized gain of $14 from this adjustment to the carrying values of the underlying debt to earnings over the next twelve months.

Cash Flow Forward-Starting Interest Rate Swaps

As of August 15, 2009, the Company did not maintain any forward-starting interest rate swap derivatives.

The Company has unamortized net payments from three forward-starting interest rate swaps once classified as cash flow hedges totaling approximately $12.  The unamortized proceeds and payments from these terminated forward-starting interest rate swaps have been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedges relate are made.  As of August 15, 2009, the Company expects to reclassify an unrealized net loss of $2 from Accumulated Other Comprehensive Loss (“AOCL”) to earnings over the next twelve months.

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for the second quarter of 2009:

	Second Quarter Ended August 15, 2009		Location of Gain/(Loss)
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) in AOCL on Derivative (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)	Reclassified into Income (Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax	$(8)	$—	Interest expense

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for the first two quarters of 2009:

	Year-To-Date August 15, 2009		Location of Gain/(Loss)
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) in AOCL on Derivative (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)	Reclassified into Income (Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax	$(8)	$(1)	Interest expense

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

Some of the product the Company purchases is shipped in corrugated cardboard packaging.  The corrugated cardboard is sold when it is economical for the Company to do so.  As of August 15, 2009, the Company maintained a derivative instrument to manage exposure to changes in corrugated cardboard prices.  This derivative has a three-year term.  The instrument does not qualify for hedge accounting, in accordance with SFAS 133.  Accordingly, the change in the fair value of this instrument is marked-to-market in the Company’s Consolidated Statements of Operations as operating, general and administrative expense.  For the second quarter of 2009 and the first two quarters of 2009, the change in the fair value of this instrument was insignificant.  As of August 15, 2009, the fair value of this instrument was insignificant.

13.       FAIR VALUE MEASUREMENTS

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

For those financial instruments carried at fair value in the consolidated financial statements, the following table summarizes the fair value of these instruments at August 15, 2009:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$12	$—	$—	$12
Interest Rate Hedges	—	8	—	8
Total	$12	$8	$—	$20

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

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market price for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at August 15, 2009.  At August 15, 2009, the fair value of total debt was $7,804 compared to a carrying value of $7,074.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At August 15, 2009, the carrying and fair value of practicable long-term investments was $67.

14.       SUBSEQUENT EVENTS

The Company contributed $65 to Company-sponsored pension plans on September 14, 2009.

In preparing the Company’s Consolidated Financial Statements, the Company evaluated subsequent events through the time of filing on September 23, 2009.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Second quarter 2009 total sales were $17.7 billion compared with $18.1 billion for the same period of 2008.  This decrease in total sales is attributable to the year-over-year decline in retail fuel prices.  The average retail price for a gallon of fuel sold at Kroger fuel stations was 37% lower in the second quarter of 2009 compared to the second quarter of 2008.  In the second quarter of 2009, our identical supermarket sales increased 2.6% without fuel compared to the second quarter of 2008.  We are pleased with this increase, considering changes in customer behavior, significant deflation in produce and dairy and an overall slightly negative product cost inflation estimate.  This increase also reflects meaningful increases in estimated unit sales volumes of 8.5%, excluding fuel and pharmacy.  These increases in identical supermarket sales and unit volume demonstrate our customer-focused strategy which delivers value in a number of ways through our people, products, prices and the overall shopping experience.

For the second quarter of 2009, net earnings for the Company totaled $255 million, or $0.39 per diluted share, a decrease of $.03 per diluted share over the second quarter of 2008.  This decrease per diluted share was primarily due to lower gross margins partially offset by a lower LIFO charge compared to the second quarter of 2008.  Our retail fuel operations accounted for approximately $.01 of this decrease due to lower retail fuel margins in the second quarter of 2009 compared to the second quarter of 2008.  In addition, gross margin, without fuel, declined due to sudden deflation, changes in customer behavior, planned investments and heightened competitive activity.

Based on Kroger’s second quarter sales results, we confirmed our fiscal year 2009 identical supermarket sales growth guidance of 3.0% to 4.0%, excluding fuel.  This guidance assumes product costs for the remainder of fiscal 2009 are consistent with or slightly lower than they were in the second half of fiscal 2008.  In addition, we have revised our 2009 earnings per share guidance to reflect continued changes in customer behavior and an uncertain operating environment.  We anticipate full-year fiscal 2009 earnings of $1.90 to $2.00 per diluted share.  This is a wider range than our previous guidance of $2.00 to $2.05 per diluted share because of the uncertain economic environment and the caution on the part of customers caused by this environment.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $255 million for the second quarter of 2009, a decrease of 7.9% from net earnings of $277 million for the second quarter of 2008.  This decrease in our net earnings resulted from lower retail fuel margins and decreased operating profit, partially offset by a LIFO charge of $15 million pre-tax, compared to a LIFO charge of $46 million pre-tax in 2008.  Net earnings totaled $690 million for the first two quarters of 2009, an increase of 4.1% from net earnings of $663 for the first two quarters of 2008.  The increase in our net earnings for the first two quarters of 2009 resulted from an increase in operating profit, which benefited from a LIFO charge of $38 million pre-tax, compared to a LIFO charge of $86 million pre-tax in 2008.

Net earnings of $0.39 per diluted share for the second quarter of 2009 represented a decrease of 7.1% over net earnings of $0.42 per diluted share for the second quarter of 2008.  Net earnings of $1.05 per diluted share for the first two quarters of 2009 represented an increase of 5.0% over net earnings of $1.00 for the first two quarters of 2008.  The net earnings per share decline in the second quarter of 2009, compared to the second quarter of 2008, reflects the gross margin decline referred to above.  Earnings per share growth for the first two quarters of 2009, compared to the first two quarters of 2008, resulted from increased net earnings.

Sales

Total Sales

(in millions)

	Second Quarter				Year-To-Date
	2009	Percentage Increase	2008	Percentage Increase	2009	Percentage Increase	2008	Percentage Increase
Total supermarket sales without fuel	$15,011	3.5%	$14,499	5.6%	$34,990	3.7%	$33,730	6.7%
Total supermarket fuel sales	$1,635	(26.6)%	$2,228	63.8%	$3,257	(29.9)%	$4,645	57.7%

Total supermarket sales	$16,646	(0.5)%	$16,727	10.9%	$38,247	(0.3)%	$38,375	11.1%
Other sales(1)	1,089	(20.3)%	1,367	26.2%	2,287	(20.1)%	2,863	20.6%

Total sales	$17,735	(2.0)%	$18,094	11.9%	$40,534	(1.7)%	$41,238	11.7%

(1)	Other sales primarily relate to sales at convenience stores, including fuel, jewelry stores, sales by our manufacturing plants to outside customers and non-wholly owned entities.

This decrease in total sales and other sales for the second quarter and first two quarters of 2009 is attributable to the year-over-year decline in retail fuel prices.  The change in our total supermarket sales without fuel for the second quarter and first two quarters of 2009 was primarily the result of increases in identical supermarket sales and retail square footage.  Identical supermarket sales for the second quarter and first two quarters of 2009, excluding fuel, increased due to increased transaction count offset partially by a lower average sale per shopping trip.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel center discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket identical sales results calculations illustrated below.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include all sales at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented to calculate second quarter 2009 percent changes.

Identical Supermarket Sales

($ in millions)

	Second Quarter
	2009	2008
Including fuel centers	$15,867	$16,121
Excluding fuel centers	$14,341	$13,976

Including fuel centers	(1.6)%	9.7%
Excluding fuel centers	2.6%	4.7%

We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations.  As is the case for identical supermarket sales, fuel center discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket comparable sales results calculations illustrated below.  Comparable supermarket sales include all sales at comparable Fred Meyer multi-department stores.  Our comparable supermarket sales results are summarized in the table below.  We used the comparable supermarket dollar figures presented to calculate second quarter 2009 percent changes.

Comparable Supermarket Sales

($ in millions)

	Second Quarter
	2009	2008
Including fuel centers	$16,408	$16,617
Excluding fuel centers	$14,816	$14,391

Including fuel centers	(1.3)%	10.1%
Excluding fuel centers	3.0%	4.9%

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as sales minus merchandise costs, including advertising, warehousing and transportation, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expense.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate increased 59 basis points to 23.11% for the second quarter of 2009 from 22.52% for the second quarter of 2008.  Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 60 basis points for the second quarter of 2009 compared to the second quarter of 2008.  Our FIFO gross margin, excluding the effect of retail fuel operations, declined during the second quarter of 2009 due to planned investments into our Customer 1st strategy, sales mix changes, heightened competitive activity and produce and dairy deflation, slightly offset by  improvements in shrink, advertising, warehousing and transportation expenses, as a percent of sales.

Our FIFO gross margin rate increased 99 basis points to 23.82% for the first two quarters of 2009 from 22.83% for the first two quarters of 2008.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 23 basis points for the first two quarters of 2009 compared to the first two quarters of 2008, due to planned investments into our Customer 1st strategy, partially offset by improvements in shrink, advertising, warehousing and transportation expenses, as a percent of sales.

LIFO Charge

The LIFO charge in the second quarter of 2009 was $15 million compared to $46 million in the second quarter of 2008.  The LIFO charge for the first two quarters of 2009 was $38 million compared to $86 million in the first two quarters of 2008.  The LIFO charge decreased in both the second quarter and the first two quarters of 2009, compared to the same periods of 2008, primarily due to an expected decrease in annualized product cost inflation for those categories of inventory on the LIFO method of valuation for 2009 compared to 2008.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percent of sales, increased 81 basis points to 17.41% for the second quarter of 2009 from 16.60% for the second quarter of 2008.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percent of sales excluding fuel, decreased 7 basis points in the second quarter of 2009 compared to the second quarter of 2008.  The decrease in our OG&A rate in the second quarter of 2009, excluding the effect of retail fuel sales, resulted primarily from increased supermarket identical sales growth, strong cost controls, and lower incentive compensation and utility costs.  These benefits were partially offset by increases in health care, pension expenses and credit card fees.

OG&A expenses, as a percent of sales, increased 85 basis points to 17.57% for the first two quarters of 2009 from 16.72% for the first two quarters of 2008.  OG&A expenses, as a percent of sales excluding fuel, decreased 3 basis points in the first two quarters of 2009 compared to the first two quarters of 2008.  The decrease in our OG&A rate in 2009, excluding the effect of retail fuel operations, resulted primarily from increased identical supermarket sales growth, strong cost controls and lower utility costs.  These benefits were partially offset by increases in health care costs, pension expenses and credit card fees.

Rent Expense

Rent expense was $150 million, or 0.85% of sales, for the second quarter of 2009, compared to $151 million, or 0.83% of sales, for the second quarter of 2008.  For the year-to-date period, rent expense was $350 million, or 0.86% of total sales in 2009, compared to $358 million, or 0.87% of sales, in 2008.  Rent expense, as a percent of sales excluding fuel, decreased 4 basis points in the second quarter of 2009 compared to the second quarter of 2008.  Rent expense, as a percent of sales excluding fuel, decreased 6 basis points in the first two quarters of 2009 compared to the first two quarters of 2008.  The decrease in rent expense in the second quarter of 2009 and the first two quarters of 2009, as a percent of sales excluding fuel, compared to the same periods in 2008, resulted from decreased rent expense and our continued strategy to own rather than lease whenever possible.  The decrease in rent expense in the first two quarters of 2009, in total dollars, compared to the first two quarters of 2008, was primarily due to lower lease liabilities for closed stores.

Depreciation Expense

Depreciation expense was $348 million, or 1.96% of total sales, for the second quarter of 2009 compared to $327 million, or 1.81% of total sales, for the second quarter of 2008.  Depreciation expense was $801 million, or 1.98% of total sales, for the first two quarters of 2009 compared to $760 million, or 1.84% of total sales, for the first two quarters of 2008.  The increase in depreciation expense, in total dollars, was the result of higher capital expenditures over the last four quarters ending with the second quarter of 2009 compared to the comparable period ending in 2008.

Interest Expense

Net interest expense was $115 million, or 0.65% of total sales, in the second quarter of 2009 and $111 million, or 0.62% of total sales, in the second quarter of 2008.  For the year-to-date period, interest expense was $278 million, or 0.69% of total sales, in 2009 and $263 million, or 0.64% of total sales, in 2008.  The increase in net interest expense for both the quarter and year-to-date periods of 2009, when compared to the same periods of 2008, resulted primarily from a higher weighted average interest rate and a reduction in interest income.

Income Taxes

Our effective income tax rate was 34.6% for the second quarter of 2009 and 36.6% for the second quarter of 2008.  For the year-to-date period, our effective income tax rate was 36.0% in 2009 and 36.7% in 2008.  The 2009 and 2008 effective income tax rates differed from the federal statutory rate primarily due to the effect of state income taxes and the benefit from the favorable resolution of certain tax issues.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.2 billion of cash from operating activities during the first two quarters of 2009, compared to $2.1 billion in the first two quarters of 2008.  The cash provided by operating activities came from net earnings adjusted for non-cash expenses and changes in our operating assets and liabilities.  We realized increases in cash from changes in operating assets and liabilities of $664 million in the first two quarters of 2009 and $427 million in the first two quarters of 2008.  The increase in the change in operating assets and liabilities in the first two quarters of 2009, compared to the same period in 2008, resulted primarily from a decrease in income tax receivables and inventories and an increase in trade accounts payable, offset partially by decreased accrued expenses and prepaid expenses.  Prepaid expenses decreased significantly since year-end, reflecting prepayments of certain employee benefits at year-end.  In the first two quarters of 2009, we contributed $200 million to Kroger sponsored pension plans.  During the first two quarters of 2008, we did not make a voluntary cash contribution to Kroger sponsored pension plans.

The amount of cash paid for income taxes decreased in the first two quarters of 2009 compared to the first two quarters of 2008 because we applied our fiscal 2008 overpayment of income taxes to current year taxes.

Net cash used by investing activities

We used $1.2 billion of cash for investing activities during the first two quarters of 2009 compared to $1.1 billion during the first two quarters of 2008.  The amount of cash used for investing activities increased in the first two quarters of 2009 versus 2008 due to increased payments for capital expenditures, partially offset by decreased payments for acquisitions and proceeds from sale of assets.  During the first two quarters of 2009, we paid $115 million for purchases of leased facilities related to several retail stores and one distribution center.  These purchases of leased facilities have been classified as payments for capital expenditures.

Net cash used by financing activities

We used $838 million of cash for financing activities in the first two quarters of 2009 compared to $1.1 billion in the first two quarters of 2008.  The decrease in the amount of cash used for financing activities in the first two quarters of 2009, compared to the same period of 2008, was primarily related to the decrease in the amount of treasury stock we purchased, payments on long-term debt and the credit facility offset by decreased proceeds from the issuance of long-term debt and capital stock.  Proceeds from the issuance of common stock resulted from exercises of employee stock options.  To preserve liquidity and financial flexibility, we reduced the amount of stock repurchased during the first two quarters of 2009 compared to the same period in 2008.

Debt Management

As of August 15, 2009, we maintained a committed $2.5 billion, five-year revolving credit facility that, unless extended, terminates in 2011.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained three uncommitted money market lines totaling $100 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of August 15, 2009, we did not have any borrowings under the credit facility, money market lines or outstanding commercial paper.  The outstanding letters of credit that reduced the funds available under our credit agreement totaled $321 million as of August 15, 2009.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants. As of August 15, 2009, we were in compliance with these financial covenants. Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $87 million to $7.5 billion as of the end of the second quarter of 2009, from $7.6 billion as of the end of the second quarter of 2008.  Total debt decreased $523 million as of the end of the second quarter of 2009 from $8.1 billion as of year-end 2008.  The decrease as of the end of the second quarter of 2009, compared to the end of the second quarter of 2008, resulted from the issuance of $600 million of senior notes bearing an interest rate of 7.50% in the fourth quarter of 2008, offset by payment at maturity of our $350 million of senior notes bearing an interest rate of 7.25% in the second quarter of 2009, decreased outstanding commercial paper and payments on our money market lines.  As of August 15, 2009, our cash and temporary cash investments were $369 million compared to $263 million as of January 31, 2009.

Common Stock Repurchase Program

During the second quarter of 2009, we invested $60 million to repurchase 2.8 million shares of Kroger stock at an average price of $21.58 per share.  For the first two quarters of 2009, we invested $80 million to repurchase 3.7 million shares of Kroger stock at an average price of $21.39 per share.  These shares were reacquired under two separate stock repurchase programs.  The first is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on January 18, 2008.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits. As of August 15, 2009, we had approximately $425 million remaining under the January 2008 repurchase program.  In the second quarter of 2009, to preserve liquidity and financial flexibility, we reduced the amount of stock repurchased during the quarter, decreasing the uses of cash for treasury stock purchases during the quarter and in the first two quarters of 2009, compared to the same periods in 2008.

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $518 million for the second quarter of 2009 compared to $461 million for the second quarter of 2008.  Year-to-date, capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $1.1 billion in 2009 and 2008.  During the second quarter of 2009, capital expenditures for the purchase of leased facilities totaled $84 million compared to $17 million for the second quarter of 2008.  During the first two quarters of 2009, capital expenditures for purchases of leased facilities totaled $115 million compared to $17 million for the first two quarters of 2008.  This increase was due to the Company purchasing several retail stores and one distribution center at very attractive rates during the first two quarters of 2009.  During the second quarter of 2009, we opened, acquired, expanded or relocated 12 food stores and also completed 46 within-the-wall remodels.  During the first two quarters of 2009, we opened, acquired, expanded or relocated 23 food stores and also completed 83 within-the-wall remodels.  Total food store square footage increased 1.2% from the second quarter of 2008. Excluding acquisitions and operational closings, total food store square footage increased 1.8% over the second quarter of 2008.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160 (SFAS 160), which establishes accounting and reporting standards for a parent’s noncontrolling interest in a subsidiary and the accounting for future ownership changes with respect to the subsidiary.  This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent.  SFAS 160 requires, among other things, that a noncontrolling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent’s equity; that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and that if a subsidiary is deconsolidated, the parent measure at fair value any noncontrolling equity investment that the parent retains in the former subsidiary and recognize a gain or loss in net income based on the fair value of the non-controlling equity investment.  We adopted SFAS 160 effective February 1, 2009, and applied it retrospectively.  As a result, we reclassified noncontrolling interests in amounts of $95 million from the mezzanine section to equity in the January 31, 2009 Consolidated Balance Sheet.  Certain reclassifications to the Consolidated Statement of Operations have been made to prior period amounts to conform to the presentation of the current period under SFAS 160.  Recorded amounts for prior periods previously presented as Net Earnings, which are now presented as Net Earnings Attributable to The Kroger Co., have not changed as a result of the adoption of SFAS 160.

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

Effective February 1, 2009, we adopted SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141R), which replaces SFAS No. 141.  SFAS 141R further expands the definitions of a business and the fair value measurement and reporting in a business combination.  All business combinations completed after February 1, 2009, will be accounted for under SFAS 141R.  We did not complete any business combinations during the first two quarters of fiscal 2009.

Effective February 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (SFAS 161).   SFAS 161 requires enhanced disclosures on an entity’s derivative and hedging activities.  The new disclosures required by this standard are included in Note 12 to the Consolidated Financial Statements.

Effective February 1, 2009, we adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.   This clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the computation of EPS pursuant to the two-class method.  See Note 7 to the Consolidated Financial Statements for further discussion of its adoption.

Effective May 24, 2009, we adopted SFAS No. 165, Subsequent Events (SFAS 165).  SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  See Note 14 to the Consolidated Financial Statements for further discussion of its adoption.

Effective May 24, 2009, we adopted three new FASB Staff Positions (FSP) all of which impact the accounting and disclosure related to certain financial instruments.  FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (SFAS 157), when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.  The new disclosures required by this FSP are included in Note 13.  The adoption of these FSP’s did not have a material effect on our Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets (FSP 132(R)-1.  FSP 132(R)-1 provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans.  FSP 132(R)-1 requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets.  FSP 132(R)-1 becomes effective for fiscal years ending after December 15, 2009.  We are currently evaluating the effect the adoption of FSP 132(R)-1 will have on our Consolidated Financial Statements.

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

In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS 168), which is effective for interim and annual fiscal periods ending after September 15, 2009.  This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and the codification from this standard will supersede all then-existing non-SEC accounting and reporting standards to become the sole source of authoritative U.S. GAAP.  The adoption of this standard will have no effect on our Consolidated Financial Statements.

OUTLOOK

This discussion and analysis contains certain forward-looking statements about Kroger’s future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected change in net earnings; identical supermarket sales growth; expected product cost; expected pension plan contributions; our ability to generate operating cash flow; projected capital expenditures; square footage growth; opportunities to reduce costs; cash flow requirements; and our operating plan for the future; and are indicated by words such as “comfortable,” “committed,” “will,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” “plan,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

•	We expect earnings per diluted share in the range of $1.90-$2.00 for 2009. In addition, our shareholder return is enhanced by our dividend by over 1.5%.

•

We expect identical supermarket sales growth, excluding fuel sales, of 3%-4% in 2009, assuming product costs for the remainder of fiscal year 2009 are consistent with or slightly lower than they were in the second half of fiscal year 2008.

•

For fiscal year 2009, we will continue to focus on driving sales growth and balancing investments in gross margin and improved customer service to provide a better shopping experience for our customers. We expect to finance these investments primarily with operating cost reductions. We expect non-fuel operating margins to slightly decline in 2009, excluding the benefit of an expected lower LIFO charge.

•	For fiscal year 2009, we expect fuel margins, which can be highly volatile, to be approximately $0.11 per gallon, as well as continued strong growth in gallons sold.

•	For fiscal year 2009, we expect our annualized LIFO charge to be $70 million, assuming product cost inflation of 1%-2%.

•	For fiscal year 2009, we expect interest expense to be approximately $495 million.

•

We plan to use cash flow primarily for capital investments, debt reduction and to pay cash dividends. As market conditions change, we plan to re-evaluate the above uses of cash flow and our stock repurchase activity.

•	We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•

Capital expenditures reflect our strategy of growth through expansion, as well as focusing on productivity increases from our existing store base through remodels.  In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements.  The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investments for 2009 to be in the range of $1.9-$2.1 billion, excluding acquisitions and purchases of leased facilities.  We expect total food store square footage to grow approximately1.5%-2.0% before acquisitions and operational closings.

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

•	We expect that our effective tax rate for 2009 will be approximately 36.5%.

•	We expect rent expense, as a percent of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•

We believe that in 2009 there will be opportunities to reduce our operating costs in such areas as administration, productivity improvements, shrink, warehousing and transportation. These savings will be invested in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•

Although we were not required to make cash contributions to Company-sponsored defined benefit pension plans during 2009, we contributed $200 million to these plans in the first two quarters of 2009.  On September 14, 2009, we contributed an additional $65 million to Company-sponsored pension plans.  We expect any elective contributions made during 2009 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.  We also expect 2009 expense for Company-sponsored defined benefit pension plans to be comparable to 2008.  In addition, we expect our cash contributions and expense to the 401(k) Retirement Savings Account Plan from automatic and matching contributions to participants to slightly increase in 2009, compared to 2008.

•

We do not expect a significant increase in our contributions to multi-employer pension plans in 2009 compared to 2008, subject to collective bargaining.  In addition, we believe our contributions to multi-employer pension plans could as much as double over the next several years after 2009, subject to collective bargaining and capital market conditions.

•	We expect bad debt expense from the credit extended to our customers through our company branded credit card in 2009 to be approximately $18 million.

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

•

The labor agreement covering associates in Colorado has expired.  We expect our associates to vote soon on a contract offer.  A failure to ratify a contract could lead to a work stoppage.  The labor agreements covering associates in Atlanta, Arizona and Portland, that expired in 2008 or 2009, have all been extended.  In addition, we have a labor agreement expiring later in 2009, covering associates in Dallas.  In all of these store contracts, rising health care and pension costs will continue to be an important issue in negotiations.  A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.

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

•

If actual results differ significantly from anticipated future results for certain reporting units including variable interest entities, an impairment loss for any excess of the carrying value of the reporting units goodwill over the implied fair value would have to be recognized.

•

In addition to the factors identified above, our identical store sales growth could be affected by increases in Kroger private label sales, the effect of our “sister stores” (new stores opened in close proximity to an existing store) and reductions in retail pricing.

•

Our operating margins, without fuel, could decline more than expected if we are unable to pass on any cost increases, fail to deliver the cost savings contemplated or if changes in the cost of our inventory and the timing of those changes differ from our expectations.

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

•

Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets, or the remaining terms of leases. Use of the straight-line method of depreciation creates a risk that future asset write-offs or potential impairment charges related to store closings would be larger than if an accelerated method of depreciation were followed.

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

•

Impairment losses could be affected by changes in our assumptions of future cash flows or market values.  Our cash flow projections include several years of projected cash flows which would be affected by changes in the economic environment, real estate market values, competitive activity, inflation and customer behavior.

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

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive conditions will not change significantly for the remainder of 2009.

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

Item 4.    Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 15, 2009.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended August 15, 2009, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
May 24, 2009 to June 20, 2009	307	$20.87	307	$476
Second four weeks
June 21, 2009 to July 18, 2009	1,723,146	$21.99	1,723,146	$459
Third four weeks
July 19, 2009 to August 15, 2009	1,702,117	$21.46	1,702,117	$425
Total	3,425,570	$21.73	3,425,570	$425

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of 2009 contained three 28-day periods.
(2)

Shares were repurchased under (i) a $1 billion stock repurchase program, authorized by the Board of Directors on January 18, 2008, and (ii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option and long-term incentive plans, which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. Total shares purchased include shares that were surrendered to the Company by participants in the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

(3)

Amounts shown in this column reflect amounts remaining under the $1 billion stock repurchase program referenced in clause (i) of Note 2 above. Amounts to be repurchased under the program utilizing option exercise proceeds are dependent upon option exercise activity.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)           June 25, 2009 – Annual Meeting

(c)           The shareholders elected fifteen directors to serve until the annual meeting in 2010, or until their successors have been elected and qualified, and ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009.  The shareholders approved the shareholder proposal to recommend the amendment of the Company’s articles of incorporation to provide that director nominees in an uncontested election shall be elected by the affirmative vote of the majority of votes cast at an annual meeting.  The shareholders did not approve a shareholder proposal to recommend a schedule for increasing the percentage of eggs stocked from hens not confined in battery cages.

To serve until 2010	For	Withheld	Abstain

Reuben V. Anderson	553,584,965	12,424,396	1,427,562
Robert D. Beyer	557,616,114	8,011,824	1,808,985
David B. Dillon	552,274,911	13,897,424	1,264,588
Susan J. Kropf	561,311,977	5,387,554	737,392
John T. LaMacchia	552,820,351	13,213,059	1,403,513
David B. Lewis	561,904,852	4,640,748	891,323
Don W. McGeorge	558,472,342	8,139,741	804,840
W. Rodney McMullen	558,385,938	8,268,864	782,121
Jorge P. Montoya	561,403,799	5,214,284	818,840
Clyde R. Moore	514,844,817	51,111,823	1,480,283
Susan M. Phillips	560,363,350	5,540,781	1,532,792
Steven R. Rogel	545,163,568	20,496,289	1,777,066
James A. Runde	560,897,626	5,691,334	847,963
Ronald L. Sargent	536,949,987	28,969,568	1,517,368
Bobby S. Shackouls	560,392,002	5,457,066	1,587,855

There were no broker non-votes with respect to the election of directors.

	For	Against	Abstain	Broker Non- Votes
Approve PricewaterhouseCoopers LLP as auditors	558,435,684	7,978,492	1,002,747	—

	For	Against	Abstain	Broker Non- Votes
Shareholder proposal (to recommend a schedule for increasing the percentage of eggs stocked from hens not confined in battery cages)	25,731,496	405,702,962	83,776,136	52,226,329
Shareholder proposal (to recommend the amendment of the Company’s articles of incorporation to provide that director nominees shall be elected by the affirmative vote of the majority of votes cast at an annual meeting)	272,801,998	241,137,791	1,270,805	52,226,329

Item 6. Exhibits.

EXHIBIT 3.1	-

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

EXHIBIT 10.1 *	-	Letter Agreement dated June 24, 2009, between the Company and Don W. McGeorge.

EXHIBIT 31.1	-	Rule 13a–14(a) / 15d–14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a–14(a) / 15d–14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibits — Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensation plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: September 23, 2009	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: September 23, 2009	By:	/s/ J. Michael Schlotman
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

Exhibit 10.1*-	Letter Agreement dated June 24, 2009, between the Company and Don W. McGeorge.

Exhibit 31.1 -	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

Exhibit 31.2 -	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

Exhibit 32.1 -	Section 1350 Certifications.

Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS -	XBRL Instance Document.

EXHIBIT 101.SCH -	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB -	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensation plan or arrangement in which directors or executive officers are eligible to participate.