Form 10-Q
period 2009-11-07
KROGER CO
filed 2009-12-17
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 7, 2009

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

There were 649,891,077 shares of Common Stock ($1 par value) outstanding as of December 11, 2009.

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 7, 2009	November 8, 2008	November 7, 2009	November 8, 2008
Sales	$17,669	$17,615	$58,203	$58,853
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	13,666	13,545	44,583	45,456
Operating, general and administrative	3,140	3,104	10,263	9,998
Rent	152	152	502	510
Depreciation and amortization	356	335	1,157	1,095
Goodwill impairment charge	1,113	—	1,113	—

Operating profit (loss)	(758)	479	585	1,794
Interest expense	105	106	383	369

Earnings (loss) before income tax expense	(863)	373	202	1,425
Income tax expense	13	136	396	522

Net earnings (loss) including noncontrolling interests	(876)	237	(194)	903
Net earnings (loss) attributable to noncontrolling interests	(1)	—	(9)	3

Net earnings (loss) attributable to The Kroger Co.	$(875)	$237	$(185)	$900

Net earnings (loss) attributable to The Kroger Co. per basic common share	$(1.35)	$0.36	$(0.29)	$1.37
Average number of common shares used in basic calculation	646	649	647	653

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$(1.35)	$0.36	$(0.29)	$1.36
Average number of common shares used in diluted calculation	646	655	647	659

Dividends declared per common share	$.095	$.09	$.275	$.27

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	November 7,	January 31,
	2009	2009
ASSETS
Current assets
Cash and temporary cash investments	$517	$263
Deposits in-transit	669	631
Receivables	817	944
FIFO inventory	6,093	5,659
LIFO credit	(848)	(800)
Prefunded employee benefits	—	300
Prepaid and other current assets	282	209
Total current assets	7,530	7,206

Property, plant and equipment, net	13,818	13,161
Goodwill	1,158	2,271
Other assets	578	573

Total Assets	$23,084	$23,211

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$578	$558
Trade accounts payable	4,169	3,822
Accrued salaries and wages	783	828
Deferred income taxes	344	344
Other current liabilities	2,290	2,077
Total current liabilities	8,164	7,629

Long-term debt including obligations under capital leases and financing obligations
Face-value long-term debt including obligations under capital leases and financing obligations	7,421	7,460
Adjustment to reflect fair-value interest rate hedges	55	45
Long-term debt including obligations under capital leases and financing obligations	7,476	7,505

Deferred income taxes	436	384
Pension and postretirement benefit obligations	914	1,174
Other long-term liabilities	1,242	1,248

Total Liabilities	18,232	17,940

Commitments and contingencies (see Note 12)

SHAREOWNERS’ EQUITY

Preferred stock, $100 par per share, 5 shares authorized and unissued	—	—
Common stock, $1 par per share, 1,000 shares authorized; 957 shares issued in 2009 and 955 shares issued in 2008	957	955
Additional paid-in capital	3,339	3,266
Accumulated other comprehensive loss	(491)	(495)
Accumulated earnings	7,123	7,489
Common stock in treasury, at cost, 311 shares in 2009 and 306 shares in 2008	(6,145)	(6,039)

Total Shareowners’ Equity - The Kroger Co.	4,783	5,176
Noncontrolling interests	69	95

Total Equity	4,852	5,271

Total Liabilities and Equity	$23,084	$23,211

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in millions and unaudited)

	Three Quarters Ended
	November 7, 2009	November 8, 2008
Cash Flows from Operating Activities:
Net earnings (loss) including noncontrolling interests	$(194)	$903
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,157	1,095
Goodwill impairment charge	1,113	—
Asset impairment charge	44	21
LIFO charge	48	155
Stock-based employee compensation	64	69
Expense for Company-sponsored pension plans	24	35
Deferred income taxes	51	147
Other	15	7
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Deposits in-transit	(38)	66
Receivables	(4)	(20)
Inventories	(434)	(669)
Prepaid expenses	228	302
Trade accounts payable	351	293
Accrued expenses	(1)	16
Income taxes receivable and payable	229	(25)
Contribution to Company-sponsored pension plans	(265)	(20)
Other	(13)	(18)

Net cash provided by operating activities	2,375	2,357

Cash Flows from Investing Activities:
Payments for capital expenditures	(1,766)	(1,613)
Proceeds from sale of assets	7	51
Payments for acquisitions	(23)	(80)
Other	(13)	(10)

Net cash used by investing activities	(1,795)	(1,652)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	505	778
Dividends paid	(176)	(168)
Payments on long-term debt	(426)	(1,017)
Borrowings (payments) on credit facility	(129)	133
Excess tax benefits on stock-based awards	2	13
Proceeds from issuance of capital stock	30	164
Treasury stock purchases	(130)	(626)
Decrease in book overdrafts	(4)	(19)
Other	2	10

Net cash used by financing activities	(326)	(732)

Net increase (decrease) in cash and temporary cash investments	254	(27)

Cash from Consolidated Variable Interest Entity	—	65

Cash and temporary cash investments:
Beginning of year	263	242
End of quarter	$517	$280

Reconciliation of capital expenditures:
Payments for capital expenditures	$(1,766)	$(1,613)
Changes in construction-in-progress payables	(65)	(106)
Total capital expenditures	$(1,831)	$(1,719)

Disclosure of cash flow information:
Cash paid during the year for interest	$434	$404
Cash paid during the year for income taxes	$119	$444

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at February 2, 2008	947	$947	$3,031	284	$(5,422)	$(122)	$6,480	$7	$4,921
Issuance of common stock:
Stock options exercised	7	7	155	—	2	—	—	—	164
Restricted stock issued	—	—	(43)	(1)	27	—	—	—	(16)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	17	(448)	—	—	—	(448)
Stock options exchanged	—	—	—	6	(177)	—	—	—	(177)
Tax benefits from exercise of stock options	—	—	33	—	—	—	—	—	33
Share-based employee compensation	—	—	69	—	—	—	—	—	69
Other comprehensive gain net of income tax of $5	—	—	—	—	—	7	—	—	7
Purchase of non-wholly owned entity	—	—	—	—	—	—	—	97	97
Other	—	—	12	—	(12)	—	—	(11)	(11)
Cash dividends declared ($0.27 per common share)	—	—	—	—	—	—	(177)	—	(177)
Net earnings including noncontrolling interests	—	—	—	—	—	—	900	3	903

Balances at November 8, 2008	954	$954	$3,257	306	$(6,030)	$(115)	$7,203	$96	$5,365

Balances at January 31, 2009	955	$955	$3,266	306	$(6,039)	$(495)	$7,489	$95	$5,271
Issuance of common stock:
Stock options exercised	2	2	27	—	1	—	—	—	30
Restricted stock issued	—	—	(56)	(1)	40	—	—	—	(16)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	5	(106)	—	—	—	(106)
Stock options exchanged	—	—	—	1	(24)	—	—	—	(24)
Tax benefits from exercise of stock options	—	—	20	—	—	—	—	—	20
Share-based employee compensation	—	—	64	—	—	—	—	—	64
Other comprehensive gain net of income tax of $2	—	—	—	—	—	4	—	—	4
Other	—	—	18	—	(17)	—	—	(17)	(16)
Cash dividends declared ($0.275 per common share)	—	—	—	—	—	—	(181)	—	(181)
Net earnings (loss) including noncontrolling interests	—	—	—	—	—	—	(185)	(9)	(194)

Balances at November 7, 2009	957	$957	$3,339	311	$(6,145)	$(491)	$7,123	$69	$4,852

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

1.              ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries, and the Variable Interest Entities (“VIE”) in which the Company is the primary beneficiary.  The January 31, 2009 balance sheet was derived from audited financial statements, adjusted for the adoption of the new standards for the Company’s noncontrolling interest in a subsidiary and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”). Significant intercompany transactions and balances have been eliminated.  References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the Annual Report on Form 10-K of The Kroger Co. for the fiscal year ended January 31, 2009.

The unaudited information in the Consolidated Financial Statements for the third quarter and three quarters ended November 7, 2009 and November 8, 2008 includes the results of operations of the Company for the 40-week periods then ended.

In the first quarter of 2009, the Company adopted the new standards for a parent’s noncontrolling interests in a subsidiary and applied it retrospectively.  As a result, the Company reclassified noncontrolling interests in amounts of $95 from the mezzanine section to equity in the January 31, 2009 Consolidated Balance Sheet.  Certain reclassifications to the Consolidated Statements of Operations have been made to prior period amounts to conform to the presentation of the current period under the new standards.  Recorded amounts for prior periods previously presented as Net Earnings, which are now presented as Net Earnings Attributable to The Kroger Co., have not changed as a result of the adoption of the new standards.

Impairment of Long-Lived Assets

In accordance with GAAP, the Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value.  Fair value is based on current market values or discounted future cash flows.  The Company records impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for sale, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  The Company recorded asset impairments in the normal course of business totaling $29 in the third quarter of 2009 and $5 in the third quarter of 2008.  During the first three quarters of 2009 and 2008, the Company recorded asset impairments in the normal course of business totaling $44 and $21, respectively.  Included in these amounts are asset impairments recorded totaling $24 in both the third quarter and first three quarters of 2009 for a southern California reporting unit.  Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as operating, general and administrative expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Store Closing and Other Expense Allowances

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

	Future Lease Obligations
	November 7, 2009	November 8, 2008
Balance at beginning of year	$65	$74
Additions	3	2
Payments	(9)	(10)
Adjustments	(1)	6
Balance at end of third quarter	$58	$72

2.              GOODWILL

The following table summarizes the changes in the Company’s goodwill balance through November 7, 2009.

Goodwill
Balance at January 31, 2009
Goodwill	$3,672
Accumulated impairment losses	(1,401)
2,271
Goodwill impairment charge	(1,113)

Balance at November 7, 2009	$1,158

Balance at November 7, 2009
Goodwill	$3,672
Accumulated impairment losses	(2,514)
Balance at November 7, 2009	$1,158

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company last performed its annual test for impairment during the fourth quarter of 2008 and was scheduled to do so again in the fourth quarter of 2009.  In the third quarter of 2009, the Company's operating performance suffered due to deflation and intense competition.  Based on the revised forecast for the current year and the initial results of the Company's annual budget process of the supermarket reporting units, management believed that there were circumstances evident to warrant impairment testing at these reporting units as of November 7, 2009.  The Company did not test for impairment the variable interest entities with recorded goodwill as no triggering event occurred.  All reporting units will be tested in the fourth quarter during our annual review of goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the results of the Company's step 1 analysis, the Ralphs reporting unit in Southern California was the only reporting unit for which there was a potential impairment.  The operating performance of the Ralphs reporting unit was significantly affected by the current economic conditions and responses to competitive actions in Southern California.  As a result of this decline in current and future expected cash flows, along with comparable fair value information, management concluded that the carrying value of goodwill for the Ralphs reporting unit exceeded its implied fair value, resulting in a pre-tax impairment charge of $1.11 billion ($1.04 billion after tax).  Subsequent to the impairment, no goodwill remains at the Ralphs reporting unit.

The Company believes additional goodwill impairments will not be reasonably possible in the fourth quarter of 2009 upon completion of the Company’s annual review of goodwill impairment.  A 10% reduction in fair value of the other supermarket reporting units would not indicate a potential for impairment of the Company’s remaining goodwill balance for these reporting units, except for one supermarket reporting unit with less than $20 of recorded goodwill.

3.              STOCK OPTION PLANS

The Company recognized total stock-based compensation of $19 and $21 in the third quarter ended November 7, 2009 and November 8, 2009, respectively.  The Company recorded $64 and $69 of stock-based compensation for the first three quarters ended November 7, 2009 and November 8, 2008, respectively.  These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

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

Stock options granted in the first three quarters of 2009 expire 10 years from the date of grant and vest from one year to five years from the date of grant. Restricted stock awards granted in the first three quarters of 2009 have restrictions that lapse in one year to five years from the date of the awards. All grants and awards become immediately exercisable, in the case of options, and restrictions lapse, in the case of restricted stock, upon certain changes of control of the Company.

Changes in equity awards outstanding under the plans are summarized below.

Stock Options

	Shares subject to option	Weighted-average exercise price
Outstanding, January 31, 2009	39.7	$21.58
Granted	3.5	$22.33
Exercised	(1.8)	$16.55
Canceled or Expired	(5.2)	$27.13

Outstanding, November 7, 2009	36.2	$21.10

Restricted Stock

	Restricted shares outstanding	Weighted-average grant-date fair value
Outstanding, January 31, 2009	4.1	$27.22
Granted	2.5	$22.32
Lapsed	(2.1)	$27.40
Canceled or Expired	(0.1)	$25.69

Outstanding, November 7, 2009	4.4	$24.39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average fair value of stock options granted during the first three quarters ended November 7, 2009 and November 8, 2008, was $6.30 and $8.67, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

The following table reflects the weighted average assumptions used for grants awarded to option holders:

	2009	2008
Risk-free interest rate	3.17%	3.64%
Expected dividend yield	1.80%	1.50%
Expected volatility	28.05%	27.89%
Expected term	6.8 Years	6.8 Years

4.              DEBT OBLIGATIONS

Long-term debt consists of:

	November 7,	January 31,
	2009	2009
Commercial Paper and Money Market Borrowings	$—	$129
3.90% to 8.05% Senior Notes and Debentures due through 2038	7,308	7,186
5.00% to 9.88% Mortgages due in varying amounts through 2034	108	119
Other	153	163

Total debt, excluding capital leases and financing obligations	7,569	7,597

Less current portion	(547)	(528)

Total long-term debt, excluding capital leases and financing obligations	$7,022	$7,069

On June 1, 2009, the Company repaid $350 of senior notes bearing an interest rate of 7.25%.  During the third quarter of 2009, the Company issued $500 of senior notes bearing an interest rate of 3.90% due in 2015, the proceeds of which will be used to repay, $500 of senior notes bearing an interest rate of 8.05% maturing in the first quarter of 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.              COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Third Quarter Ended		Year-To-Date
	November 7, 2009	November 8, 2008	November 7, 2009	November 8, 2008
Net earnings (loss) including noncontrolling interests	$(876)	$237	$(194)	$903
Unrealized gain on hedging activities, net of tax(1)	—	—	—	3
Amortization of unrealized gains and losses on hedging activities, net of tax(2)	1	—	2	1
Amortization of amounts included in net periodic pension expense(3)	4	1	2	3
Other	—		—	—

Comprehensive income	(871)	238	(190)	910
Comprehensive income (loss) attributable to noncontrolling interests	(1)	—	(9)	3

Comprehensive income (loss) attributable to The Kroger Co.	$(870)	$238	$(181)	$907

(1)	Amount is net of tax of $2 for the first three quarters of 2008.
(2)	Amount is net of tax of $1 for the first three quarters of 2008.
(3)	Amount is net of tax of $2 for the third quarter of 2009. Amount is net of tax of $2 for both the first three quarters of 2009 and 2008.

During 2009 and 2008, unrealized gains and losses on hedging activities included in comprehensive income consisted of reclassifications of unrealized gains and losses on cash flow hedges into net earnings.

6.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefit plans for the third quarter of 2009 and 2008.

	Third Quarter
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$12	$11	$3	$3
Interest cost	36	40	5	4
Expected return on plan assets	(53)	(40)	—	—
Amortization of:
Prior service cost	1	—	(2)	(2)
Actuarial loss	9	8	(2)	—

Net periodic benefit cost	$5	$19	$4	$5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefit plans for the first three quarters of 2009 and 2008.

	Year-To-Date
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$28	$32	$8	$8
Interest cost	130	124	15	15
Expected return on plan assets	(147)	(136)	—	—
Amortization of:
Prior service cost	2	2	(5)	(5)
Actuarial loss	11	13	(4)	—

Net periodic benefit cost	$24	$35	$14	$18

The Company contributed $265 to Company-sponsored pension plans in the first three quarters of 2009.

The Company contributed $88 and $75 to employee 401(k) retirement savings accounts in the first three quarters of 2009 and 2008, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded.

7.              INCOME TAXES

The effective income tax rate was 196.0% and 36.6% for the first three quarters of 2009 and 2008, respectively.  The 2009 effective income tax rate differed from the federal statutory rate primarily due to the discrete goodwill impairment charge being mostly non-deductible for tax purposes.   The 2008 effective income tax rate differed from the federal statutory rate primarily due to the effect of state income taxes.  There were no material changes in unrecognized tax benefits during the first three quarters of 2009.

8.              EARNINGS PER COMMON SHARE

Net earnings (loss) attributable to The Kroger Co. per basic common share equals net earnings (loss) attributable to The Kroger Co. less income allocated to participating securities divided by the weighted average number of common shares outstanding.  Net earnings (loss) attributable to The Kroger Co. per diluted common share equals net earnings (loss) attributable to The Kroger Co. less income allocated to participating securities divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options.  The following table provides a reconciliation of net earnings (loss) attributable to The Kroger Co. and shares used in calculating net earnings (loss) attributable to The Kroger Co. per basic common share to those used in calculating net earnings (loss) attributable to The Kroger Co. per diluted common share:

	Third Quarter Ended			Third Quarter Ended
	November 7, 2009			November 8, 2008
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings (loss) attributable to The Kroger Co. per basic common share	$(875)	646	$(1.35)	$236	649	$0.36
Dilutive effect of stock options		—			6

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$(875)	646	$(1.35)	$236	655	$0.36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year-To-Date			Year-To-Date
	November 7, 2009			November 8, 2008
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings (loss) attributable to The Kroger Co. per basic common share	$(185)	647	$(0.29)	$895	653	$1.37
Dilutive effect of stock options		—			6

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$(185)	647	$(0.29)	$895	659	$1.36

The Company had undistributed and distributed earnings to participating securities totaling $1 in the third quarter of 2008.  For the first three quarters of 2008, the Company had undistributed and distributed earnings to participating securities totaling $5.  Due to the Company having a net loss in both the third quarter and first three quarters of 2009, no allocation was made to participating securities due to the anti-dilutive effect.

For the third quarter and the first three quarters of 2009,  net earnings (loss) attributable to The Kroger Co. per diluted common share equals net earnings (loss) attributable to The Kroger Co. per basic common share due to the Company having a net loss in both time periods.

The Company had options outstanding for approximately 12 shares during the third quarter of 2008 that were excluded from the computations of net earnings attributable to The Kroger Co. per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.  For the first three quarters of 2008, the Company had options outstanding for approximately 11 shares that were excluded from the computations of net earnings attributable to The Kroger Co. per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

The share amounts above for the third quarter and first three quarters of 2008 differ from those previously reported due to adopting the new standards that clarify that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS.  The Company adopted the new standards effective February 1, 2009.

9.              RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2007, the FASB amended its existing standards for a parent’s noncontrolling interest in a subsidiary and the accounting for future ownership changes with respect to the subsidiary.  The new standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent.  The new standard requires, among other things, that a noncontrolling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent’s equity; that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and that if a subsidiary is deconsolidated, the parent measure at fair value any noncontrolling equity investment that the parent retains in the former subsidiary and recognize a gain or loss in net income based on the fair value of the non-controlling equity investment.  The Company adopted the new standard effective February 1, 2009, and applied it retrospectively.  As a result, the Company reclassified noncontrolling interests in amounts of $95 from the mezzanine section to equity in the January 31, 2009 Consolidated Balance Sheet.  Certain reclassifications to the Consolidated Statements of Operations have been made to prior period amounts to conform to the presentation of the current period under the new standard.  Recorded amounts for prior periods previously presented as Net Earnings, which are now presented as Net Earnings Attributable to The Kroger Co., have not changed as a result of the adoption of the new standard.

Effective February 1, 2009, the Company adopted new standards that deferred the fair value disclosures for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  See Note 14 to the Consolidated Financial Statements for further discussion of the adoption of the new standards.

Effective February 1, 2009, the Company adopted new standards related to business combinations.  The new standards expand the definitions of a business and the fair value measurement and reporting in a business combination.  All business combinations completed after February 1, 2009, will be accounted for under the new standards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective February 1, 2009, the Company adopted the new standards that require enhanced disclosures on an entity’s derivative and hedging activities.  The new disclosures required by the new standards are included in Note 13 to the Consolidated Financial Statements.

Effective February 1, 2009, the Company adopted the new standards that clarify that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the computation of EPS pursuant to the two-class method.  See Note 8 to the Consolidated Financial Statements for further discussion of its adoption.

Effective May 24, 2009, the Company adopted new standards for subsequent events.  The purpose of the new standards is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new standards require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  See Note 15 to the Consolidated Financial Statements for further discussion of its adoption.

Effective May 24, 2009, the Company adopted new standards that effect the accounting and disclosures related to certain financial instruments including: (a) providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased; (b) identifying circumstances that indicate a transaction is not orderly; (c) amending the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements; and (d) requiring disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.  The new disclosures required by the new standards are included in Note 14.  The adoption of these new standards did not have a material effect on the Company’s Consolidated Financial Statements.

10.       RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2008, the FASB amended its existing standards to provide additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans.  The new standards require disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the effect of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets.  The new standards become effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the effect the adoption of the new standards will have on its Consolidated Financial Statements.

In June 2009, the FASB amended its existing standards to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The new standards will become effective for the Company’s fiscal year beginning January 31, 2010.  The Company is currently evaluating the effect the adoption of the new standards will have on its Consolidated Financial Statements.

11.    GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and certain of its subsidiaries (the “Guarantor Subsidiaries”). At November 7, 2009, a total of approximately $7.31 billion of Guaranteed Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect subsidiaries of The Kroger Co. Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present summarized financial information as of November 7, 2009 and January 31, 2009 and for the third quarter, and three quarters ended November 7, 2009 and November 8, 2008:

Condensed Consolidating

Balance Sheets

As of November 7, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$27	$490	$—	$517
Deposits in-transit	72	597	—	669
Receivables	2,159	629	(1,971)	817
Net inventories	500	4,745	—	5,245
Prepaid and other current assets	86	196	—	282

Total current assets	2,844	6,657	(1,971)	7,530

Property, plant and equipment, net	1,834	11,984	—	13,818
Goodwill	5	1,153	—	1,158
Other assets	810	1,738	(1,970)	578
Investment in and advances to subsidiaries	10,184	—	(10,184)	—

Total assets	$15,677	$21,532	$(14,125)	$23,084

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$578	$—	$—	$578
Trade accounts payable	356	3,813	—	4,169
Other current liabilities	1,077	6,281	(3,941)	3,417

Total current liabilities	2,011	10,094	(3,941)	8,164

Long-term debt including obligations under capital leases and financing obligations
Face value long-term debt including obligations under capital leases and financing obligations	7,421	—	—	7,421
Adjustment to reflect fair-value interest rate hedges	55	—	—	55

Long-term debt including obligations under capital leases and financing obligations	7,476	—	—	7,476
Other long-term liabilities	1,338	1,254	—	2,592

Total liabilities	10,825	11,348	(3,941)	18,232

Shareowners’ Equity	4,852	10,184	(10,184)	4,852

Total liabilities and shareowners’ equity	$15,677	$21,532	$(14,125)	$23,084

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating

Statements of Operations

For the Quarter Ended November 7, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,240	$15,770	$(341)	$17,669
Merchandise costs, including advertising, warehousing and transportation	1,836	12,171	(341)	13,666
Operating, general and administrative	350	2,790	—	3,140
Rent	27	125	—	152
Depreciation and amortization	39	317	—	356
Goodwill impairment charge	—	1,113	—	1,113

Operating profit (loss)	(12)	(746)	—	(758)
Interest expense	(103)	(2)	—	(105)
Equity in earnings of subsidiaries	(735)	—	735	—

Earnings (loss) before income tax expense	(850)	(748)	735	(863)
Income tax expense (benefit)	25	(12)	—	13

Net earnings (loss) including noncontrolling interests	(875)	(736)	735	(876)

Net loss attributable to noncontrolling interests	—	(1)	—	(1)

Net earnings (loss) attributable to The Kroger Co.	$(875)	$(735)	$735	$(875)

Condensed Consolidating

Statements of Operations

For the Quarter Ended November 8, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,293	$15,667	$(345)	$17,615
Merchandise costs, including advertising, warehousing and transportation	1,861	12,029	(345)	13,545
Operating, general and administrative	398	2,706	—	3,104
Rent	31	121	—	152
Depreciation and amortization	38	297	—	335

Operating profit (loss)	(35)	514	—	479
Interest expense	(105)	(1)	—	(106)
Equity in earnings of subsidiaries	418	—	(418)	—

Earnings before income tax expense	278	513	(418)	373
Income tax expense	41	95	—	136

Net earnings including noncontrolling interests	237	418	(418)	237

Net loss attributable to noncontrolling interests	—	—	—	—

Net earnings attributable to The Kroger Co.	$237	$418	$(418)	$237

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating

Statements of Operations

For the Three Quarters Ended November 7, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$7,357	$51,826	$(980)	$58,203
Merchandise costs, including advertising, warehousing and transportation	6,026	39,537	(980)	44,583
Operating, general and administrative	1,261	9,002	—	10,263
Rent	89	413	—	502
Depreciation and amortization	130	1,027	—	1,157
Goodwill impairment charge	—	1,113	—	1,113

Operating profit (loss)	(149)	734	—	585
Interest expense	(375)	(8)	—	(383)
Equity in earnings of subsidiaries	452	—	(452)	—

Earnings (loss) before income tax expense	(72)	726	(452)	202
Income tax expense	113	283	—	396

Net earnings (loss) including noncontrolling interests	(185)	443	(452)	(194)

Net loss attributable to noncontrolling interests	—	(9)	—	(9)

Net earnings (loss) attributable to The Kroger Co.	$(185)	$452	$(452)	$(185)

Condensed Consolidating

Statements of Operations

For the Three Quarters Ended November 8, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$7,711	$52,074	$(932)	$58,853
Merchandise costs, including advertising, warehousing and transportation	6,339	40,049	(932)	45,456
Operating, general and administrative	1,338	8,660	—	9,998
Rent	104	406	—	510
Depreciation and amortization	124	971	—	1,095

Operating profit (loss)	(194)	1,988	—	1,794
Interest expense	(365)	(4)	—	(369)
Equity in earnings of subsidiaries	1,521	—	(1,521)	—

Earnings before income tax expense	962	1,984	(1,521)	1,425
Income tax expense	62	460	—	522

Net earnings including noncontrolling interests	900	1,524	(1,521)	903

Net earnings attributable to noncontrolling interests	—	3	—	3

Net earnings attributable to The Kroger Co.	$900	$1,521	$(1,521)	$900

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating

Statements of Cash Flows

For the Three Quarters Ended November 7, 2009

	The Kroger Co.	Guarantor Subsidiaries	Consolidated

Net cash (used) provided by operating activities	$(214)	$2,589	$2,375

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(111)	(1,655)	(1,766)
Other	(3)	(26)	(29)

Net cash used by investing activities	(114)	(1,681)	(1,795)

Cash flows from financing activities:
Dividends paid	(176)	—	(176)
Proceeds from issuance of long-term debt	505	—	505
Payments on long-term debt	(426)	—	(426)
Proceeds from issuance of capital stock	32	—	32
Treasury stock purchases	(130)	—	(130)
Other	(138)	7	(131)
Net change in advances to subsidiaries	661	(661)	—

Net cash (used) provided by financing activities	328	(654)	(326)

Net increase in cash and temporary cash investments	—	254	254

Cash and temporary cash investments:
Beginning of year	27	236	263

End of quarter	$27	$490	$517

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating

Statements of Cash Flows

For the Three Quarters Ended November 8, 2008

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash (used) provided by operating activities	$(176)	$2,533	$2,357

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(152)	(1,461)	(1,613)
Other	(47)	8	(39)

Net cash used by investing activities	(199)	(1,453)	(1,652)

Cash flows from financing activities:
Dividends paid	(168)	—	(168)
Proceeds from issuance of long-term debt	778	—	778
Payments on long-term debt	(1,017)	—	(1,017)
Proceeds from issuance of capital stock	177	—	177
Treasury stock purchases	(626)	—	(626)
Other	171	(47)	124
Net change in advances to subsidiaries	993	(993)	—

Net cash provided (used) by financing activities	308	(1,040)	(732)

Net increase (decrease) in cash and temporary cash investments	(67)	40	(27)

Cash from consolidated Variable Interest Entity	65	—	65

Cash and temporary cash investments:
Beginning of year	26	216	242

End of quarter	$24	$256	$280

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Litigation — On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase.  The Company believes that it has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained.  However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company.  As of November 7, 2009, an adverse decision would require a cash payment up to approximately $457.  Any accounting implications of an adverse decision in this case would be charged through the statement of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees — The Company has guaranteed half of the indebtedness of two real estate entities in which Kroger has a 50% ownership interest.  The Company’s share of the responsibility for this indebtedness, should the entities be unable to meet their obligations, totals approximately $7.  Based on the covenants underlying this indebtedness as of November 7, 2009, it is unlikely that the Company will be responsible for repayment of these obligations.  The Company also agreed to guarantee, up to $25, the indebtedness of an entity in which Kroger has a 50% ownership interest.  The Company’s share of the responsibility, as of November 7, 2009, should the entity be unable to meet its obligations, totals approximately $25 and is collateralized by approximately $5 of inventory located in the Company’s stores.  The Company consolidates the entity because it is the primary beneficiary, and therefore the entire $25 is a liability on the consolidated balance sheet.

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

The determination of the obligation and expense for the Company’s defined benefit retirement pension plan and other post-retirement benefits is dependent on the Company’s selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and include, among other things, the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company contributed $265 to its Company-sponsored defined benefit pension plans in the first three quarters of 2009. The Company expects these contributions will reduce its minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.  The Company expects 2009 expense for Company-sponsored defined benefit pension plans to be comparable to 2008.  In addition, the Company expects our cash contributions and expense to the 401(k) Retirement Savings Account Plan from automatic and matching contributions to participants to slightly increase in 2009, compared to 2008.

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

Based on the most recent information available to it, the Company believes that the present value of actuarial accrued liabilities in most or all of these multi-employer plans exceeds the value of the assets held in trust to pay benefits. Because the Company is one of a number of employers contributing to these plans, it is difficult to ascertain what the Company’s “share” of the underfunding would be, although we anticipate the Company’s contributions to these plans will increase each year.  The Company believes that funding levels have not changed significantly since year end.  As a result, the Company believes its contributions to multi-employer pension plans could as much as double over the next several years, after 2009, to reduce this underfunding.  Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.       DERIVATIVE FINANCIAL INSTRUMENTS

GAAP defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met.  In accordance with GAAP, the Company’s derivative financial instruments are recognized on the balance sheet at fair value.  Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects.  Ineffective portions of cash flow hedges, if any, are recognized in current period earnings.  Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.  Changes in the fair value of derivative instruments designated as “fair value” hedges, along with corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current period earnings.  Ineffective portions of fair value hedges, if any, are recognized in current period earnings.

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

Fair Value Interest Rate Swaps

At the end of the third quarter of 2009, the Company maintained 18 interest rate swap agreements that are being accounted for as fair value hedges.  The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in current income as “Interest expense.”  These gains and losses for the third quarter of 2009 and the first three quarters of 2009, were as follows:

	Third Quarter Ended		Year-To-Date
	November 7, 2009		November 7, 2009
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$22	$(22)	$22	$(22)

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheet:

	Asset Derivatives
	Fair Value
Derivatives Designated as Fair Value Hedging Instruments	November 7, 2009	Balance Sheet Location
Interest Rate Hedges	$22	Other Assets

As of November 7, 2009, the Company has unamortized proceeds from twelve interest rate swaps once classified as fair value hedges totaling approximately $33.  The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining term of the debt.  As of November 7, 2009, the Company expects to reclassify an unrealized gain of $14 from this adjustment to the carrying values of the underlying debt to earnings over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Forward-Starting Interest Rate Swaps

As of November 7, 2009, the Company did not maintain any forward-starting interest rate swap derivatives.

The Company has unamortized net payments from three forward-starting interest rate swaps once classified as cash flow hedges totaling approximately $12.  The unamortized proceeds and payments from these terminated forward-starting interest rate swaps have been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedges relate are made.  As of November 7, 2009, the Company expects to reclassify an unrealized net loss of $3 from Accumulated Other Comprehensive Loss (“AOCL”) to earnings over the next twelve months.

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for the third quarter of 2009:

	Third Quarter Ended November 7, 2009		Location of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) in AOCL on Derivative (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)	Reclassified into Income (Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax	$(7)	$(1)	Interest expense

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for the first three quarters of 2009:

	Year-To-Date November 7, 2009		Location of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) in AOCL on Derivative (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)	Reclassified into Income (Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax	$(7)	$(2)	Interest expense

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

Some of the product the Company purchases is shipped in corrugated cardboard packaging.  The corrugated cardboard is sold when it is economical for the Company to do so.  As of November 7, 2009, the Company maintained a derivative instrument to manage exposure to changes in corrugated cardboard prices.  This derivative has a three-year term.  The instrument does not qualify for hedge accounting.  Accordingly, the change in the fair value of this instrument is marked-to-market in the Company’s Consolidated Statements of Operations as operating, general and administrative expense.  For the third quarter of 2009 and the first three quarters of 2009, the change in the fair value of this instrument was insignificant.  As of November 7, 2009, the fair value of this instrument was insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.       FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued new standards defining fair value, establishing a market-based framework for measuring fair value and expanding disclosures about fair value measurements.  The new standards did not expand or require any new fair value measurements.  The standards are effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued new standards deferring the effective date for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  The Company adopted the new standards issued in September 2006 for financial assets and financial liabilities effective February 3, 2008 and adopted the remaining provisions of the new standards for nonfinancial assets and nonfinancial liabilities on February 1, 2009.

GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of the fair value hierarchy defined in the standards are as follows:

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

For those financial instruments carried at fair value in the consolidated financial statements, the following table summarizes the fair value of these instruments at November 7, 2009:

Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$12	$—	$—	$12
Long-Lived Assets	—	—	37	37
Interest Rate Hedges	—	22	—	22
Total	$12	$22	$37	$71

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 2 for further discussion related to the Company’s carrying value of goodwill and its goodwill impairment charge in the third quarter of 2009.   Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 for further discussion of the Company’s policies and recorded amounts for impairments of long-lived assets and valuation of store lease exit costs.  In 2009, long-lived assets with a carrying amount of $81 were written down to their fair value of $37, resulting in an impairment charge of $44.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market price for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at November 7, 2009.  At November 7, 2009, the fair value of total debt based on quoted market prices was $8,359 compared to a carrying value of $7,569.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At November 7, 2009, the carrying and fair value of practicable long-term investments was $73.

15.       SUBSEQUENT EVENTS

In preparing the Company’s Consolidated Financial Statements, the Company evaluated subsequent events through the time of filing on December 17, 2009.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Third quarter 2009 total sales increased 0.3% to $17.7 billion compared to the third quarter of 2008.  Total sales continue to be affected by the year-over-year decline in retail fuel prices.  The average retail price for a gallon of fuel sold at Kroger fuel stations was 24% lower in the third quarter of 2009 compared to the third quarter of 2008.  In the third quarter of 2009, our identical supermarket sales increased 1.3% without fuel compared to the third quarter of 2008.  Identical supermarket sales were pressured in the third quarter of 2009 by cautious customers, significant deflation in produce, meat and dairy and an overall negative product cost inflation estimate.  We also saw significant increases in supermarket unit sales volumes, which we estimate to be 8.6%, excluding fuel and pharmacy, in the third quarter of 2009.  These increases in identical supermarket sales and unit volume demonstrate the effectiveness of our customer-focused strategy, which delivers value in a number of ways through our people, products, prices and the overall shopping experience.

For the third quarter of 2009, we reported a net loss totaling $875 million, or $1.35 per diluted share, a decrease of $1.71 per diluted share over the third quarter of 2008.  These results include non-cash asset impairment charges totaling $1.05 billion, after-tax, that primarily resulted from a goodwill write-down at our Ralphs division in southern California.  Excluding these impairment charges, net earnings for the quarter would have been $177 million, or $0.27 per diluted share, a decrease of $0.11 per diluted share over the third quarter of 2008.  These results exclude an after-tax charge of $16 million for the disruption and damage caused by Hurricane Ike in 2008.  Our retail fuel operations accounted for approximately $0.08 of this decrease due to lower retail fuel margins in the third quarter of 2009 compared to the third quarter of 2008.  The third quarter results for 2009 also benefited from a LIFO charge of $10 million pre-tax, compared to a LIFO charge of $69 million pre-tax in 2008.  In addition, gross margin, without fuel, declined due to persistent deflation, changes in customer behavior, lower than expected retail prices and heightened competitive activity.

Based on the current economy, which continues to be characterized by significant deflation, cautious consumer spending, and more aggressive competition, we have revised our guidance for both full-year identical supermarket sales and earnings per share growth.  We now expect full-year identical supermarket sales growth of 2.0% to 2.5%, without fuel for fiscal 2009 and full-year fiscal 2009 earnings of $1.60 to $1.70 per diluted share.  This guidance assumes that third quarter persistent deflation, increased competitive activity, and cautious spending behavior trends continue for the remainder of the fiscal year, and excludes the southern California impairment charges recorded in the third quarter of 2009.

RESULTS OF OPERATIONS

Net Earnings (loss)

We recorded a net loss totaling $875 million for the third quarter of 2009 compared to net earnings totaling $237 million in the third quarter of 2008.  These results include non-cash asset impairment charges totaling $1.05 billion, after-tax, related to our division in southern California.  The impairment primarily resulted from a goodwill write-down.  Excluding these impairment charges, net earnings for the quarter would have been $177 million.  Additionally, the decrease in net earnings for the quarter, resulted from lower retail fuel margins and decreased operating profit, partially offset by a LIFO charge of $10 million pre-tax, compared to a LIFO charge of $69 million pre-tax in 2008, and an after tax charge of $16 million from disruption and damage caused by Hurricane Ike in the third quarter of 2008.  Net losses totaled $185 million for the first three quarters of 2009 compared to net earnings totaling $900 million for the first three quarters of 2008.  Excluding these impairment charges, net earnings for the first three quarters of 2009 would have been $866 million.  The decrease in net earnings also resulted from lower retail fuel margins and decreased operating profit, partially offset by a LIFO charge of $48 million pre-tax, compared to a LIFO charge of $155 million pre-tax in 2008, and an after tax charge of $16 million from disruption and damage caused by Hurricane Ike in the third quarter of 2008.

We recorded a net loss of $1.35 per diluted share for the third quarter of 2009 compared to net earnings per diluted share of $0.36 in the third quarter of 2008.  Net losses totaled $0.29 per diluted share for the first three quarters of 2009 compared to net earnings per diluted share of $1.36 for the first three quarters of 2008.  The 2009 results include non-cash asset impairment charges totaling $1.05 billion, after-tax, that primarily resulted from a goodwill write-down at our Ralphs division in southern California.  Excluding these impairment charges, net earnings per diluted share would have been $0.27 in the third quarter of 2009 and $1.33 for the first three quarters of 2009.  The net earnings per share decline in the third quarter and the first three quarters of 2009, compared to the same periods last year, also resulted from lower retail fuel margins, decreased operating profit, partially offset by lower LIFO charges, compared to the same periods in 2008, and an after tax charge of $16 million from disruption and damage caused by Hurricane Ike in the third quarter of 2008.

Sales

Total Sales

(in millions)

	Third Quarter				Year-To-Date
	2009	Percentage Increase (Decrease)	2008	Percentage Increase (Decrease)	2009	Percentage Increase (Decrease)	2008	Percentage Increase (Decrease)
Total supermarket sales without fuel	$14,934	2.1%	$14,625	6.1%	$49,925	3.3%	$48,355	6.5%
Total supermarket fuel sales	$1,674	(7.9)%	$1,818	33.5%	$4,930	(23.7)%	$6,463	50.1%

Total supermarket sales	$16,608	1.0%	$16,443	8.5%	$54,855	0.1%	$54,818	10.3%
Other sales(1)	1,061	(9.5)%	1,172	14.8%	3,348	(17.0)%	4,035	18.9%

Total sales	$17,669	0.3%	$17,615	8.9%	$58,203	(1.1)%	$58,853	10.9%

(1)	Other sales primarily relate to sales at convenience stores, including fuel, jewelry stores, and sales by our manufacturing plants to outside customers and non-wholly owned entities.

The slight increase in total sales and the decrease in other sales for the third quarter are attributable to the year-over-year decline in retail fuel prices.  The decrease in total sales and other sales for the first three quarters of 2009 are attributable to the year-over-year decline in retail fuel prices.  The change in our total supermarket sales without fuel for the third quarter and first three quarters of 2009 was primarily the result of increases in identical supermarket sales and retail square footage.  Identical supermarket sales for the third quarter and first three quarters of 2009, excluding fuel, increased due to increased transaction count offset partially by a lower average sale per shopping trip.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel center discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket identical sales results calculations illustrated below.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include all sales at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented to calculate third quarter 2009 percentage changes.

Identical Supermarket Sales

($ in millions)

	Third Quarter
	2009	2008
Including fuel centers	$15,865	$15,863
Excluding fuel centers	$14,289	$14,102

Including fuel centers	0.0%	7.8%
Excluding fuel centers	1.3%	5.6%

We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations.  As is the case for identical supermarket sales, fuel center discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket comparable sales results calculations illustrated below.  Comparable supermarket sales include all sales at comparable Fred Meyer multi-department stores.  Our comparable supermarket sales results are summarized in the table below.  We used the comparable supermarket dollar figures presented to calculate third quarter 2009 percent changes.

Comparable Supermarket Sales

($ in millions)

	Third Quarter
	2009	2008
Including fuel centers	$16,404	$16,341
Excluding fuel centers	$14,767	$14,525

Including fuel centers	0.4%	8.1%
Excluding fuel centers	1.7%	5.9%

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as sales minus merchandise costs, including advertising, warehousing and transportation, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expense.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate decreased 79 basis points to 22.71% for the third quarter of 2009 from 23.50% for the third quarter of 2008.  Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 88 basis points for the third quarter of 2009 compared to the third quarter of 2008 due to higher than anticipated investments in our Customer 1st strategy, heightened competitive activity and produce, meat, and dairy deflation, slightly offset by improvements in advertising and warehousing and transportation expenses, as a percent of sales.

Our FIFO gross margin rate increased 45 basis points to 23.48% for the first three quarters of 2009 from 23.03% for the first three quarters of 2008.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 42 basis points for the first three quarters of 2009 compared to the first three quarters of 2008, due to higher than anticipated investments in our Customer 1st strategy, heightened competitive activity and deflation, partially offset by improvements in shrink, advertising, warehousing and transportation expenses, as a percent of sales.

LIFO Charge

The LIFO charge in the third quarter of 2009 was $10 million compared to $69 million in the third quarter of 2008.  The LIFO charge for the first three quarters of 2009 was $48 million compared to $155 million in the first three quarters of 2008.  The LIFO charge decreased in both the third quarter and the first three quarters of 2009, compared to the same periods of 2008, primarily due to an expected decrease in annualized product cost inflation for those categories of inventory on the LIFO method of valuation for 2009 compared to 2008.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percent of sales, increased 15 basis points to 17.77% for the third quarter of 2009 from 17.62% for the third quarter of 2008.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percent of sales excluding fuel, the southern California impairment charges and the effect of Hurricane Ike in 2008, decreased 18 basis points in the third quarter of 2009 compared to the third quarter of 2008 primarily from increased supermarket identical sales growth, good cost controls, and lower incentive compensation and utility costs.  These benefits were partially offset by increases in credit card fees and wages.  Due to the current economic environment, wage expenses have increased partially due to slower employee turnover rates increasing average hourly wages.

OG&A expenses, as a percent of sales, increased 64 basis points to 17.63% for the first three quarters of 2009 from 16.99% for the first three quarters of 2008.  OG&A expenses, as a percent of sales excluding fuel, the southern California impairment charges and the effect of Hurricane Ike in 2008, decreased 8 basis points in the first three quarters of 2009 compared to the first three quarters of 2008, primarily from increased identical supermarket sales growth, good cost controls, and lower incentive compensation and utility costs.  These benefits were partially offset by increases in health care costs, pension expenses and credit card fees.

Rent Expense

Rent expense was $152 million, or 0.86% of sales, for both the third quarter of 2009 and 2008.  For the year-to-date period, rent expense was $502 million, or 0.86% of total sales in 2009, compared to $510 million, or 0.87% of sales, in 2008.  Rent expense, as a percent of sales excluding fuel, decreased 2 basis points in the third quarter of 2009 compared to the third quarter of 2008.  Rent expense, as a percent of sales excluding fuel, decreased 5 basis points in the first three quarters of 2009 compared to the first three quarters of 2008.  The decrease in rent expense in the third quarter and first three quarters of 2009, as a percent of sales excluding fuel, compared to the same periods in 2008, resulted from our continued strategy to own rather than lease whenever possible.  The decrease in rent expense in the first three quarters of 2009, in total dollars, compared to the first three quarters of 2008, was primarily due to recording lower lease liabilities for closed stores in 2009.

Depreciation Expense

Depreciation expense was $356 million, or 2.02% of total sales, for the third quarter of 2009 compared to $335 million, or 1.90% of total sales, for the third quarter of 2008.  Depreciation expense was $1.2 billion, or 1.99% of total sales, for the first three quarters of 2009 compared to $1.1 billion, or 1.86% of total sales, for the first three quarters of 2008.  The increase in depreciation expense, in total dollars, was the result of higher capital expenditures over the last four quarters ending with the third quarter of 2009 compared to the comparable period ending in 2008.

Interest Expense

Net interest expense was $105 million, or 0.59% of total sales, in the third quarter of 2009 and $106 million, or 0.60% of total sales, in the third quarter of 2008.  For the year-to-date period, net interest expense was $383 million, or 0.66% of total sales, in 2009 and $370 million, or 0.63% of total sales, in 2008.  The decrease in net interest expense for the third quarter of 2009, compared to the third quarter of 2008, resulted primarily from a higher weighted average interest rate, offset by our benefit from interest rate swaps.  The increase in net interest expense for the year-to-date periods of 2009, when compared to the same periods of 2008, resulted primarily from a higher weighted average interest rate, increased capital lease interest and a reduction in interest income, offset partially by our benefit from interest rate swaps.

Income Taxes

Our effective income tax rate was (1.5%) for the third quarter of 2009 and 36.5% for the third quarter of 2008.  For the year-to-date period, our effective income tax rate was 196.0% in 2009 and 36.6% in 2008.  The 2009 effective income tax rates differed from the federal statutory rate primarily due to the discrete goodwill impairment charge being mostly non-deductible for tax purposes.  The 2008 effective income tax rates differed from the federal statutory rate primarily due to the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.4 billion of cash from operating activities during the first three quarters of both 2009 and 2008.  The cash provided by operating activities came from net earnings (loss) including noncontrolling interests adjusted primarily for non-cash expenses of depreciation and amortization, goodwill impairment charge, and changes in our operating assets and liabilities.  We realized increases in cash from changes in operating assets and liabilities of $318 million in the first three quarters of 2009 and $55 million in the first three quarters of 2008.  The increase in the change in operating assets and liabilities in the first three quarters of 2009, compared to the same period in 2008, resulted primarily from an increase in income tax receivables, inventories, and trade accounts payable, offset partially by decreased prepaid expenses and increased deposits in-transit.  Prepaid expenses decreased significantly since year-end, reflecting prepayments of certain employee benefits at year-end.  In the first three quarters of 2009, we contributed $265 million to Kroger sponsored pension plans.  During the first three quarters of 2008, we contributed $20 million to Kroger sponsored pension plans.

The amount of cash paid for income taxes decreased in the first three quarters of 2009 compared to the first three quarters of 2008 because we applied our fiscal 2008 overpayment of income taxes to current year taxes.

Net cash used by investing activities

We used $1.8 billion of cash for investing activities during the first three quarters of 2009 compared to $1.7 billion during the first three quarters of 2008.  The amount of cash used for investing activities increased in the first three quarters of 2009 versus 2008 due to increased payments for capital expenditures, partially offset by decreased payments for acquisitions and proceeds from sale of assets.  During the first three quarters of 2009, we paid $138 million for purchases of leased facilities related to several retail stores and one distribution center.  These purchases of leased facilities have been classified as payments for capital expenditures.

Net cash used by financing activities

We used $326 million of cash for financing activities in the first three quarters of 2009 compared to $732 million in the first three quarters of 2008.  The decrease in the amount of cash used for financing activities in the first three quarters of 2009, compared to the same period of 2008, was primarily related to the decrease in the amount of treasury stock we purchased and payments on long-term debt offset by payments on our credit facility, compared to borrowings on the credit facility in the first three quarters of 2008, and decreased proceeds from the issuance of long-term debt and capital stock.  Proceeds from the issuance of common stock resulted from exercises of employee stock options.  To preserve liquidity and financial flexibility, we reduced the amount of stock repurchased during the first three quarters of 2009 compared to the same period in 2008.

Debt Management

As of November 7, 2009, we maintained a committed $2.5 billion, five-year revolving credit facility that, unless extended, terminates in 2011.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained three uncommitted money market lines totaling $100 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of November 7, 2009, we did not have any borrowings under the credit facility, money market lines or outstanding commercial paper.  The outstanding letters of credit that reduced the funds available under our credit agreement totaled $312 million as of November 7, 2009.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants. As of November 7, 2009, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $19 million to $8.1 billion as of the end of the third quarter of 2009, from $8.0 billion as of the end of the third quarter of 2008.  Total debt decreased $9 million as of the end of the third quarter of 2009 from $8.1 billion as of year-end 2008.  The slight increase as of the end of the third quarter of 2009, compared to the end of the third quarter of 2008, resulted from the issuance of $600 million of senior notes bearing an interest rate of 7.50% in the fourth quarter of 2008 and $500 million of senior notes bearing an interest rate of 3.90% in the third quarter of 2009, offset by payment at maturity of our $350 million of senior notes bearing an interest rate of 7.25% in the second quarter of 2009, decreased outstanding commercial paper and payments on our money market lines and credit facility.  As of November 7, 2009, our cash and temporary cash investments were $517 million compared to $263 million as of January 31, 2009.

Common Stock Repurchase Program

During the third quarter of 2009, we invested $50 million to repurchase 2.4 million shares of Kroger stock at an average price of $21.35 per share.  For the first three quarters of 2009, we invested $130 million to repurchase 6.1 million shares of Kroger stock at an average price of $21.37 per share.  These shares were reacquired under two separate stock repurchase programs.  The first is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on January 18, 2008.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.  As of November 7, 2009, we had approximately $386 million remaining under the January 2008 repurchase program.  In 2009, to preserve liquidity and financial flexibility, we reduced the amount of stock repurchased during the year, decreasing the uses of cash for treasury stock purchases during the first three quarters of 2009, compared to the same periods in 2008.

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $552 million for the third quarter of 2009 compared to $604 million for the third quarter of 2008.  In the first three quarters of both 2009 and 2008, capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $1.7 billion.  During the third quarter of 2009, capital expenditures for the purchase of leased facilities totaled $23 million.  We did not have any capital expenditures for the purchase of leased facilities in the third quarter of 2008.  During the first three quarters of 2009, capital expenditures for purchases of leased facilities totaled $138 million compared to $17 million for the first three quarters of 2008.  This increase was due to Kroger purchasing several retail stores, one office building and one distribution center at very attractive rates during the first three quarters of 2009.  During the third quarter of 2009, we opened, acquired, expanded or relocated 12 food stores and also completed 42 within-the-wall remodels.  During the first three quarters of 2009, we opened, acquired, expanded or relocated 35 food stores and also completed 125 within-the-wall remodels.  Total food store square footage increased 1.2% from the third quarter of 2008. Excluding acquisitions and operational closings, total food store square footage increased 2.0% over the third quarter of 2008.  Due to the current economic environment, we will reduce our internal capital plans by approximately $1 billion over the next three fiscal years.  We now expect capital expenditures to average under $2 billion a year over the next three years.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Except as noted below, our critical accounting policies are summarized in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

Goodwill

Our goodwill totaled $1.2 billion as of November 7, 2009. We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events.  We perform reviews of each of our operating divisions and variable interest entities with goodwill balances.  Fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment.  We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future.  If we identify potential for impairment, we measure the fair value of a division against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill.  We recognize goodwill impairment for any excess of the carrying value of the division’s goodwill over the implied fair value.  If actual results differ significantly from anticipated future results for our reporting units, we would need to recognize an impairment loss for any excess of the carrying value of the division’s goodwill over the implied fair value.

In the third quarter of 2009, our operating performance suffered due to persistent deflation and intense competition.  Based on the revised forecast for the current year and the initial results of our annual budget process for the supermarket reporting units, management believed that there were circumstances evident to warrant impairment testing at these reporting units as of November 7, 2009.  We did not test for impairment our variable interest entities with recorded goodwill as no triggering event occurred.  These reporting units will be tested in the fourth quarter during our annual review of goodwill.  The Ralphs reporting unit in Southern California was the only reporting unit for which there was a potential impairment.  Management used an equal weighting of discounted cash flows and a sales-weighted EBITDA multiple to estimate fair value.  The discounted cash flows assume long-term sales growth rates comparable to historical performances and a discount rate of 11%.  In addition, the EBITDA multiples observed in the marketplace declined since those used in the January 31, 2009 assessment.  Subsequent to the impairment, no goodwill remains at the Ralphs reporting unit.  At this time, we believe additional goodwill impairments will not be reasonably possible in the fourth quarter of 2009 upon completion of our annual review of goodwill impairment.  A 10% reduction in fair value of the other supermarket reporting units would not indicate a potential for impairment of our remaining goodwill balance for these reporting units, except for one supermarket reporting unit with less than $20 million of recorded goodwill.

The impairment review requires the extensive use of accounting judgment and financial estimates. Application of alternative estimates and assumptions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results.  The cash flow projections embedded in our goodwill impairment reviews can be affected by several factors such as inflation, business valuations in the market, the economy and market competition.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) amended its existing standards for a parent’s noncontrolling interest in a subsidiary and the accounting for future ownership changes with respect to the subsidiary.  The new standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent.  The new standard requires, among other things, that a noncontrolling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent’s equity; that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and that if a subsidiary is deconsolidated, the parent measure at fair value any noncontrolling equity investment that the parent retains in the former subsidiary and recognize a gain or loss in net income based on the fair value of the non-controlling equity investment.  We adopted the new standard effective February 1, 2009, and applied it retrospectively.  As a result, we reclassified noncontrolling interests in amounts of $95 from the mezzanine section to equity in the January 31, 2009 Consolidated Balance Sheet.  Certain reclassifications to the Consolidated Statement of Operations have been made to prior period amounts to conform to the presentation of the current period under the new standard.  Recorded amounts for prior periods previously presented as Net Earnings, which are now presented as Net Earnings Attributable to The Kroger Co., have not changed as a result of the adoption of the new standard.

Effective February 1, 2009, we adopted new standards that deferred the fair market disclosures for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  See Note 14 to the Consolidated Financial Statements for further discussion of the adoption of the new standards.

Effective February 1, 2009, we adopted new standards related to business combinations.  The new standards expand the definitions of a business and the fair value measurement and reporting in a business combination.  All business combinations completed after February 1, 2009, will be accounted for under the new standards.

Effective February 1, 2009, we adopted the new standards that require enhanced disclosures on an entity’s derivative and hedging activities.  The new disclosures required by the new standards are included in Note 13 to the Consolidated Financial Statements.

Effective February 1, 2009, we adopted the new standards that clarify that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the computation of EPS pursuant to the two-class method.  See Note 8 to the Consolidated Financial Statements for further discussion of its adoption.

Effective May 24, 2009, we adopted new standards for subsequent events.  The purpose of the new standards is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new standards require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  See Note 15 to the Consolidated Financial Statements for further discussion of its adoption.

Effective May 24, 2009, we adopted  new standards that affect the accounting and disclosure related to certain financial instruments including: (a) providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased; (b) identifying circumstances that indicate a transaction is not orderly; (c) amending the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements; and (d) requiring disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.  The new disclosures required by the new standards are included in Note 14.  The adoption of these new standards did not have a material effect on our Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2008, the FASB amended its existing standards to provide additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans.  The new standards require disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the effect of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets.  The new standards become effective for fiscal years ending after December 15, 2009.  We are currently evaluating the effect the adoption of the new standards will have on our Consolidated Financial Statements.

In June 2009, the FASB amended its existing standards to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The new standards will become effective for our fiscal year beginning January 31, 2010.  We are currently evaluating the effect the adoption of the new standards will have on our Consolidated Financial Statements.

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

•                  We expect net earnings per diluted share in the range of $1.60-$1.70 for 2009, excluding the southern California impairment charges recorded in the third quarter of 2009.  This guidance assumes that persistent deflation, increased competitive activity, and cautious spending behavior, all as experienced during third quarter 2009, continue to affect our business for the remainder of fiscal year 2009.  In addition to earnings per diluted share, our shareholder return is enhanced by our dividend by over 1.5%.

•                  We expect identical supermarket sales growth, excluding fuel sales, of 2.0%-2.5% in 2009.  This guidance assumes that persistent deflation, increased competitive activity, and cautious spending behavior, all as experienced during third quarter 2009, continue to affect our business for the remainder of fiscal year 2009.

•                  For fiscal year 2009, we will continue to focus on driving sales growth and balancing investments in gross margin and improved customer service to provide a better shopping experience for our customers.  We expect to finance these investments primarily with operating cost reductions.  We expect non-fuel operating margins to decline in 2009, excluding the southern California impairment charges recorded in the third quarter.

•                  For fiscal year 2009, we expect fuel margins, which can be highly volatile, to be approximately $0.11 per gallon, as well as continued strong growth in gallons sold.

•                  For fiscal year 2009, we expect our annualized LIFO charge to be $62 million.  This forecast is based on cost changes for products in our inventory.

•                  For fiscal year 2009, we expect interest expense to be approximately $498 million.

•                  We plan to use cash flow primarily for capital investments, debt reduction and to pay cash dividends. As market conditions change, we plan to re-evaluate the above uses of cash flow and our stock repurchase activity.

•                  We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•                  Capital expenditures reflect our strategy of growth through expansion, as well as focusing on productivity increases from our existing store base through remodels.  In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements.  The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investments for 2009 to be in the range of $1.9-$2.1 billion, excluding acquisitions and purchases of leased facilities.  We expect total food store square footage to grow approximately1.5%-2.0% before acquisitions and operational closings.  Due to the current economic environment, we will reduce our internal capital plans by approximately $1 billion over the next three fiscal years.  We now expect capital expenditures to average under $2 billion a year over the next three years.

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

•                  We expect that our OG&A results will be affected by increased costs, such as higher benefits and credit card fees, as well as any potential future labor disputes, offset by improved productivity from process changes and leverage gained through sales increases.

•                  We expect that our effective tax rate for 2009 will be approximately 36.0%, excluding the southern California impairment charges recorded in the third quarter of 2009.

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

•                  Although we were not required to make cash contributions to Company-sponsored defined benefit pension plans during 2009, we contributed $265 million to these plans in the first three quarters of 2009.  We expect any elective contributions made during 2009 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.  We also expect 2009 expense for Company-sponsored defined benefit pension plans to be comparable to 2008.  In addition, we expect our cash contributions and expense to the 401(k) Retirement Savings Account Plan from automatic and matching contributions to participants to increase slightly in 2009, compared to 2008.

•                  We do not expect a significant increase in our contributions to multi-employer pension plans in 2009 compared to 2008, subject to collective bargaining.  In addition, we believe our contributions to multi-employer pension plans could as much as double over the next several years after 2009, subject to collective bargaining and capital market conditions.

•                  We expect bad debt expense from the credit extended to our customers through our Company branded credit card in 2009 to be approximately $22 million.

•                  We believe no additional goodwill impairments will be reasonably possible in the fourth quarter of 2009 upon completion of our annual review of goodwill impairment.

•                  The labor agreements covering associates in Atlanta, Dallas, and Portland, that expired in 2008 or 2009, have all been extended.  In addition, we have various labor agreements expiring in 2010, covering associates in Houston, Toledo, Seattle, Michigan, Little Rock and Cincinnati.  We will also negotiate a Teamster contract in southern California.  In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations.  A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•                  The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates.  Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us.

•                  If market conditions change, it could affect our uses of cash flow.

•                  Our ability to achieve sales and earnings goals may be affected by: labor disputes; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors; our response to these actions; the state of the economy, including interest rates and the inflationary and deflationary trends in certain commodities; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; stock repurchases; and the success of our future growth plans.

•                  The extent to which the adjustments we are making to our strategy creates value for our shareholders will depend primarily on the reaction of our customers and our competitors to these adjustments, as well as operating conditions, including persistent deflation, increased competitive activity, and cautions spending behavior of our customers.

•                  Our estimate of product cost inflation could be affected by general economic conditions, weather, availability of raw materials and ingredients in the products that we sell and their packaging, and other factors beyond our control.

•                  Our ability to use free cash flow to continue to maintain our debt coverage and to reward our shareholders could be affected by unanticipated increases in net total debt, our inability to generate free cash flow at the levels anticipated, and our failure to generate expected earnings.

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

•                  Our capital expenditures, expected square footage growth, and number of store projects completed during the year and next three fiscal years could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, if our logistics and technology projects are not completed in the time frame expected or on budget or if current operating conditions fail to improve or worsen.

•                  Interest expense could be adversely affected by the interest rate environment, changes in the Company’s credit ratings, fluctuations in the amount of outstanding debt, decisions to incur prepayment penalties on the early redemption of debt and any factor that adversely affects our operations and results in an increase in debt.

•                  Impairment losses, including goodwill, could be affected by changes in our assumptions of future cash flows, market values or business valuations in the market. Our cash flow projections include several years of projected cash flows which would be affected by changes in the economic environment, real estate market values, competitive activity, inflation and customer behavior.

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

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive conditions will not change significantly for the remainder of 2009 from what we experienced in the third quarter.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed for fiscal year ended January 31, 2009.

Item 4.           Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 7, 2009. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended November 7, 2009, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made adequate provisions therefor. Nonetheless, assessing and predicting the outcomes of these matters involve substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluations or predictions could arise that could have a material adverse effect on the Company’s financial condition or results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
August 16, 2009 to September 12, 2009	123,450	$21.58	123,450	$425
Second four weeks
September 13, 2009 to October 10, 2009	1,515,278	$20.76	1,515,278	$398
Third four weeks
October 11, 2009 to November 7, 2009	750,028	$22.50	750,028	$386
Total	2,388,756	$21.35	2,388,756	$386

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of 2009 contained three 28-day periods.
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

THE KROGER CO.

Dated: December 17, 2009	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: December 17, 2009	By:	/s/ J. Michael Schlotman
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