Form 10-K
period 2010-01-30
KROGER CO
filed 2010-03-30
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of August 15, 2009:  $13.7 billion.  There were 646,221,726 shares of Common Stock ($1 par value) outstanding as of March 26, 2010.

Documents Incorporated by Reference:

Portions of proxy statement to be filed pursuant to Regulation 14A of the Exchange Act on or before June 1, 2010, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.                            BUSINESS.

The Kroger Co. was founded in 1883 and incorporated in 1902. As of January 30, 2010, the Company was one of the largest retailers in the United States based on annual sales. The Company also manufactures and processes some of the food for sale in its supermarkets. The Company’s principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202, and its telephone number is (513) 762-4000. The Company maintains a web site (www.kroger.com) that includes additional information about the Company. The Company makes available through its web site, free of charge, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and its interactive data files, including amendments. These forms are available as soon as reasonably practicable after the Company has filed with, or furnished them electronically to, the SEC.

The Company’s revenues are earned and cash is generated as consumer products are sold to customers in its stores. The Company earns income predominantly by selling products at price levels that produce revenues in excess of its costs to make these products available to its customers. Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses.  The Company’s fiscal year ends on the Saturday closest to January 31.

EMPLOYEES

As of January 30, 2010, the Company employed approximately 334,000 full and part-time employees. A majority of the Company’s employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 305 such agreements, usually with terms of three to five years.

During 2010, the Company has major labor contracts to be negotiated covering store employees in Albuquerque, Cincinnati, Dallas, Detroit, Ft. Wayne, Houston, Little Rock, Portland, Seattle and Toledo.  The Company will also negotiate agreements with the Teamsters for employees in California and Portland.  Negotiations in 2010 will be challenging as the Company must have competitive cost structures in each market while meeting our associates’ needs for good wages, affordable health care and increases in Company pension contributions.

STORES

As of January 30, 2010, the Company operated, either directly or through its subsidiaries, 2,468 supermarkets and multi-department stores, 893 of which had fuel centers.  Approximately 43% of these supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land.  The Company’s current strategy emphasizes self-development and ownership of store real estate.  The Company’s stores operate under several banners that have strong local ties and brand equity.  Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

The combo stores are the primary food store format.  They typically draw customers from a 2 – 2½ mile radius.  The Company believes this format is successful because the stores are large enough to offer the specialty departments that customers desire for one-stop shopping, including natural food and organic sections, pharmacies, general merchandise, pet centers and high-quality perishables such as fresh seafood and organic produce.

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

Many of the stores mentioned above, with exception of the price impact warehouse stores, include fuel centers.

In addition to the supermarkets, as of January 30, 2010, the Company operated through subsidiaries, 777 convenience stores and 374 fine jewelry stores.  All of our fine jewelry stores located in malls are operated in leased locations.  In addition, 87 convenience stores were operated through franchise agreements. Approximately 51% of the convenience stores operated by subsidiaries were operated in Company-owned facilities. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline.

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

MERCHANDISING AND MANUFACTURING

Corporate brand products play an important role in the Company’s merchandising strategy.  Our supermarkets, on average, stock approximately 11,000 private label items.  The Company’s corporate brand products are produced and sold in three “tiers.” Private Selection is the premium quality brand designed to be a unique item in a category or to meet or beat the “gourmet” or “upscale” brands.  The “banner brand” (Kroger, Ralphs, King Soopers, etc.), which represents the majority of the Company’s private label items, is designed to satisfy customers with quality products.  Before Kroger will carry a banner brand product, the product quality must meet our customers’ expectations in taste and efficacy, and we guarantee it.  Kroger Value is the value brand, designed to deliver good quality at a very affordable price.

Approximately 39% of the corporate brand units sold are produced in the Company’s manufacturing plants; the remaining corporate brand items are produced to the Company’s strict specifications by outside manufacturers. The Company performs a “make or buy” analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of January 30, 2010, the Company operated 40 manufacturing plants. These plants consisted of 18 dairies, 10 deli or bakery plants, five grocery product plants, three beverage plants, two meat plants and two cheese plants.

EXECUTIVE OFFICERS OF THE REGISTRANT

The disclosure regarding executive officers is set forth in Item 10 of Part III of this Form 10-K under the heading “Executive Officers of the Company,” and is incorporated herein by reference.

COMPETITIVE ENVIRONMENT

For the disclosure related to the Company’s competitive environment, see Item 1A under the heading “Competitive Environment”.

ITEM 1A.                   RISK FACTORS.

There are risks and uncertainties that can affect our business.  The significant risk factors are discussed below.  Please also see the “Outlook” section in Item 7 of this Form 10-K for forward-looking statements and factors that could cause us not to realize our goals or meet our expectations.

COMPETITIVE ENVIRONMENT

The operating environment for the food retailing industry continues to be characterized by intense price competition, aggressive supercenter expansion, increasing fragmentation of retail formats, entry of non-traditional competitors and market consolidation.  We have developed a strategic plan that we believe is a balanced approach that will enable Kroger to meet the wide-ranging needs and expectations of our customers in this challenging economic environment.  However, the nature and extent to which our competitors implement various pricing and promotional activities in response to increasing competition, including our execution of our strategic plan, and our response to these competitive actions, can adversely affect our profitability.  Our profitability and growth has been and could continue to be adversely affected by changes in the overall economic environment that affect consumer spending, including discretionary spending.

FOOD SAFETY

Customers count on Kroger to provide them with wholesome food products.  Concerns regarding the safety of food products could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their food needs, even if the basis for the concern is outside our control.  Any lost confidence on the part of our customers would be difficult and costly to reestablish.  Any issue regarding the safety of food items sold by Kroger, regardless of the cause, could have a substantial and adverse effect on our operations.

LABOR RELATIONS

A majority of our employees are covered by collective bargaining agreements with unions, and our relationship with those unions, including a prolonged work stoppage affecting a substantial number of locations, could have a material adverse effect on our results.

We are a party to approximately 305 collective bargaining agreements.  We have various labor agreements that will be negotiated in 2010, covering store employees in Albuquerque, Cincinnati, Dallas, Detroit, Ft. Wayne, Houston, Little Rock, Portland, Seattle and Toledo.  We will also negotiate agreements with the Teamsters for employees in California and Portland.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions.  A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.  Further, if we are unable to control health care, pension and wage costs, or gain operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse effect on future results of operations.

STRATEGY EXECUTION

Our strategy focuses on improving our customers’ shopping experiences through improved service, product selection and price.  Successful execution of this strategy requires a balance between sales growth and earnings growth.  Maintaining this strategy requires the ability to develop and execute plans to generate cost savings and productivity improvements that can be invested in the merchandising and pricing initiatives necessary to support our customer-focused programs, as well as recognizing and implementing organizational changes as required.  If we are unable to execute our plans, or if our plans fail to meet our customers’ expectations, our sales and earnings growth could be adversely affected.

DATA AND TECHNOLOGY

Our business is increasingly dependent on information technology systems that are complex and vital to continuing operations.  If we were to experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations.  Additionally, these systems contain valuable proprietary and financial data and a breach could have an adverse effect on Kroger.

INDEBTEDNESS

As of year-end 2009, Kroger’s outstanding indebtedness, including capital leases and financing obligations, totaled approximately $8.1 billion.  This indebtedness could reduce our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to economic downturns and competitive pressures.  If debt markets do not permit us to refinance certain maturing debt, we may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness.  Changes in our credit ratings, or in the interest rate environment, could have an adverse effect on our financing costs and structure.

LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims and other proceedings.  Some of these proceedings could result in a substantial loss to Kroger in the event that other potentially responsible parties are unable (for financial reasons or otherwise) to satisfy a judgment entered against them.  Others purport to be brought as class actions on behalf of similarly situated parties.  We estimate our exposure to these legal proceedings and establish accruals for the estimated liabilities, where it is reasonably possible to estimate and where an adverse outcome is probable.  Assessing and predicting the outcome of these matters involves substantial uncertainties.  Adverse outcomes in these legal proceedings, or changes in our evaluations or predictions about the proceedings, could have a material adverse effect on our financial results.  Please also refer to the “Legal Proceedings” section in Item 3 below.

MULTI-EMPLOYER PENSION OBLIGATIONS

As discussed in more detail below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Post-Retirement Benefit Plans,” Kroger contributes to several multi-employer pension plans based on obligations arising under collective bargaining agreements with unions representing employees covered by those agreements.  The funding status of most of those pension funds has deteriorated, since year-end 2007, and it is probable that the Company’s contributions to those funds will increase significantly over the next several years.  A significant increase to those funding requirements could adversely affect our financial condition, results of operations, or cash flows.  Despite the fact that the pension obligations of these funds are not the liability or responsibility of the Company, there is a risk that the agencies that rate Kroger’s outstanding debt instruments could view the underfunded nature of these plans unfavorably when determining their ratings on our debt securities.  Any downgrading of Kroger’s debt ratings likely would affect  Kroger’s cost of borrowing and access to capital.

INSURANCE

We use a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, automobile and general liability, property, director and officers’ liability, and employee health care benefits.  Any actuarial projection of losses is subject to a high degree of variability.   Changes in legal claims, trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers, and changes in discount rates could all affect our financial condition, results of operations, or cash flows.

CURRENT ECONOMIC CONDITIONS

The global economy and financial markets have declined and experienced volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market, diminished market liquidity, falling consumer confidence and rising unemployment rates.  As a result, consumers are more cautious.  This led to reduced consumer spending, to consumers switching to a less expensive mix of products, and to consumers trading down to discounters for grocery items, all of which has affected and could continue to affect our sales growth and earnings.  In 2009, we experienced overall deflation, excluding fuel.  In this uncertain economy, it is difficult to forecast whether 2010 will be a period of inflation or deflation.  Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins and earnings.  We are unable to predict when the global economy and financial markets will improve.  If the global economy and financial markets do not improve, or if they worsen, our results of operations and financial condition could be adversely affected.

WEATHER AND NATURAL DISASTERS

A large number of our stores and distribution facilities are geographically located in areas that are susceptible to hurricanes, tornadoes, floods, and earthquakes.  Weather conditions and natural disasters could disrupt our operations at one or more of our facilities; could interrupt the delivery of products to our stores; could substantially increase the cost of products, including supplies and materials; and could substantially increase the cost of energy needed to operate our facilities or deliver products to our facilities.  Although our geographic diversity minimizes the risk that a natural disaster will impair the operation of the Company as a whole, adverse weather and natural disasters could materially affect our financial condition, results of operations, or cash flows.

GOVERNMENT REGULATION

Our stores are subject to various laws, regulations, and administrative practices that affect our business. We must comply with numerous provisions regulating, among other things, health and sanitation standards, food labeling and safety, equal employment opportunity, minimum wages, and licensing for the sale of food, drugs, and alcoholic beverages. We cannot predict future laws, regulations, interpretations, administrative orders, or applications, or the effect they will have on our operations. They could, however, significantly increase the cost of doing business.  They also could require the reformulation of some of the products that we sell (or manufacture for sale to third parties) to meet new standards.  We also could be required to recall or discontinue the sale of products that cannot be reformulated.  These changes could result in additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, or scientific substantiation.  Any or all of these requirements could have an adverse effect on our results of operations and financial condition.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                            PROPERTIES.

As of January 30, 2010, the Company operated more than 3,500 owned or leased supermarkets, convenience stores, fine jewelry stores, distribution warehouses and food processing facilities through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. A majority of the properties used to conduct the Company’s business are leased.

The Company generally owns store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment. The total cost of the Company’s owned assets and capitalized leases, at January 30, 2010, was $25.7 billion while the accumulated depreciation was $11.7 billion.

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

ITEM 3.                            LEGAL PROCEEDINGS.

On March 9, 2010, the Company filed an action (The Kroger Co., et al. v. Excentus Corporation, Case No. 1:10-cv-00161-SSB, in the United States District Court for the Southern District of Ohio, Western Division at Cincinnati) seeking a declaration that the Company’s actions related to fuel rewards programs do not infringe certain patents allegedly held by Excentus Corporation and that certain patents allegedly held by Excentus Corporation are invalid.  Shortly after the Company filed the action, also on March 9, 2010, Excentus Corporation filed an action against the Company (Excentus Corporation v. The Kroger Co., Case No. 3:10-cv-00483, in the United States District Court for the Northern District of Texas, Dallas Division) seeking to recover damages from the Company for its alleged infringement of patents claimed to be held by Excentus Corporation, and seeking with injunctive relief enjoining the Company from infringing the patents by reason of its actions related to fuel reward programs.  Although these lawsuits are subject to uncertainties inherent in the litigation process and have only recently been filed, based on the information available to the Company, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

On October 6, 2006, the Company petitioned the U.S. Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase.  The Company believes that it has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained.  However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company.  A decision on this case is expected within the next 12 months.  As of January 30, 2010, an adverse decision would require a cash payment of up to approximately $488 million, including interest. Any accounting implications of an adverse decision in this case would be charged through the statement of operations.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”), which was designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during a labor dispute in southern California, violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. On May 28, 2008, pursuant to a stipulation between the parties, the court entered a final judgment in favor of the defendants.  As a result of the stipulation and final judgment, there are no further claims to be litigated at the trial court level.  The Attorney General has appealed a trial court ruling to the Ninth Circuit Court of Appeals and the defendants are appealing a separate ruling.  Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust, wage and hour, or civil rights laws, as well as product liability cases, are pending against the Company.  Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where it is reasonably possible to estimate and where an adverse outcome is probable.  Nonetheless, assessing and predicting the outcomes of these matters involve substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

COMMON STOCK PRICE RANGE

	2009		2008
Quarter	High	Low	High	Low
1st	$23.01	$19.39	$28.13	$23.39
2nd	$23.63	$20.51	$30.99	$25.86
3rd	$24.80	$20.13	$29.91	$22.30
4th	$24.12	$19.45	$29.03	$22.40

Main trading market: New York Stock Exchange (Symbol KR)

Number of shareholders of record at year-end 2009:                            41,307

Number of shareholders of record at March 26, 2010:                      40,478

During 2008, the Company paid one quarterly dividend of $0.075 and three quarterly dividends of $0.09.  During 2009, the Company paid three quarterly dividends of $0.09 and one quarterly dividend of $0.095.  On March 1, 2010, the Company paid a quarterly dividend of $0.095 per share.  On March 10, 2010, the Company announced that its Board of Directors has declared a quarterly dividend of $0.095 per share, payable on June 1, 2010, to shareholders of record at the close of business on May 14, 2010.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the five-year cumulative total shareholder return on Kroger’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and a peer group composed of food and drug companies.

Historically, our peer group has consisted of the major food store companies.  In recent years there have been significant changes in the industry, including consolidation and increased competition from supercenters, drug chains, and discount stores.  As a result, several years ago we changed our peer group  to include companies operating supermarkets, supercenters and warehouse clubs in the United States as well as the major drug chains with which Kroger competes.  Last year, we changed our peer group (the “Peer Group”) once again to add Tesco plc, as it has become a competitor in the U.S. market.

	Base Period	INDEXED RETURNS Years Ending
Company Name/Index	2004	2005	2006	2007	2008	2009
The Kroger Co.	100	107.71	151.31	153.71	134.81	130.01
S&P 500 Index	100	111.63	128.37	126.05	76.43	101.76
Peer Group	100	98.97	112.15	115.56	93.85	116.27

Kroger’s fiscal year ends on the Saturday closest to January 31.

*                Total assumes $100 invested on January 30, 2005, in The Kroger Co., S&P 500 Index, and the Peer Group, with reinvestment of dividends.

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

Data supplied by Standard & Poor’s.

The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in millions)
First period - four weeks
November 8, 2009 to December 5, 2009	600,030	$22.89	600,030	$379
Second period - four weeks
December 6, 2009 to January 2, 2010	1,644,922	$20.83	1,526,102	$362
Third period — four weeks
January 3, 2010 to January 30, 2010	2,262,717	$20.72	2,069,474	$337

Total	4,507,669	$21.05	4,195,606	$337

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2009 contained three 28-day periods.

(2)

Shares were repurchased under (i) a $1 billion stock repurchase program, authorized by the Board of Directors on January 18, 2008, and (ii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option and long-term incentive plans, which program is limited to proceeds received from exercises of stock options and associated tax benefits. The programs have no expiration date but may be terminated by the Board of Directors at any time.  Total shares purchased include shares that were surrendered to the Company by participants in the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

(3)

Amounts shown in this column reflect amounts remaining under the $1 billion stock repurchase program referenced in clause (i) of Note 2 above. Amounts to be repurchased under the program utilizing option exercise proceeds are dependent upon option exercise activity.

ITEM 6.                            SELECTED FINANCIAL DATA.

	Fiscal Years Ended
	January 30, 2010 (52 weeks)	January 31, 2009 (52 weeks)*	February 2, 2008 (52 weeks)*	February 3, 2007 (53 weeks)*	January 28, 2006 (52 weeks)*
	(In millions, except per share amounts)
Sales	$76,733	$76,148	$70,336	$66,166	$60,589
Net earnings including noncontrolling interests	57	1,250	1,224	1,126	964
Net earnings attributable to The Kroger Co.	70	1,249	1,209	1,115	958
Net earnings attributable to The Kroger Co. per diluted common share	0.11	1.89	1.73	1.54	1.31
Total assets	23,093	23,257	22,339	21,210	20,478
Long-term liabilities, including obligations under capital leases and financing obligations	10,473	10,311	8,696	8,711	9,377
Total Shareowners’ equity — The Kroger Co.	4,832	5,205	4,942	4,923	4,390
Cash dividends per common share	0.365	0.345	0.29	0.195	—

*Certain prior year amounts have been revised or reclassified to conform to the current year presentation.  For further information, see note 1 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OUR BUSINESS

The Kroger Co. was founded in 1883 and incorporated in 1902. It is one of the nation’s largest retailers, as measured by revenue, operating 2,468 supermarket and multi-department stores under two dozen banners including Kroger, Ralphs, Fred Meyer, Food 4 Less, King Soopers, Smith’s, Fry’s, Fry’s Marketplace, Dillons, QFC and City Market.  Of these stores, 893 have fuel centers.  We also operate 777 convenience stores and 374 fine jewelry stores.

Kroger operates 40 manufacturing plants, primarily bakeries and dairies, which supply approximately 39% of the corporate brand units sold in our retail outlets.

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

OUR 2009 PERFORMANCE

By focusing on the customer through our Customer 1st strategy, we were able to report solid results in 2009 (excluding the non-cash asset impairment charges totaling $1.14 billion, pre-tax ($1.05 billion, after-tax), related to our division in southern California) during what continues to be a difficult operating environment.  In 2009, our identical supermarket sales increased 2.1%, excluding fuel.  Our 2009 earnings were $0.11 per diluted share or $1.71 per diluted share, excluding the non-cash asset impairment charges referred to above.  We did not achieve our original goals for identical supermarket sales growth of 3% to 4% and earnings per share of $2.00 to $2.05 per diluted share, as cautious consumers, significant deflation, and intense competition affected margins and sales growth.  Nonetheless, we strengthened our overall competitive position by increasing the number of households that are loyal to Kroger and we are earning a greater share of their business.  As a result, we continue to generate tonnage growth in both perishable and non-perishable categories that is among the strongest in the industry.  Sustainable identical sales and earnings growth remains one of our key long-term objectives.  We continue to widen the gap between our identical supermarkets sales growth trends and those of several of our competitors.  We believe this has extremely positive implications for our associates, customers and shareholders now and as we grow our business in the future.

Market share is an important part of our long-term strategy.  Market share is important to us because it allows us to leverage the fixed costs in our business over a wider revenue base.  Our fundamental operating philosophy is to maintain and increase market share.  Based on Nielsen Homescan Data, our estimated market share increased in total by approximately 60 basis points in 2009 across the 17 divisions in which we operate.  Nielsen Homescan Data includes scanned products across many retail channels, not including restaurants.  This information also indicates that our market share increased in 13 of the divisions, declined in three, and remained unchanged in one.  These market share results are consistent with our long-term strategy.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for 2009 compared to 2008 and for 2008 compared to 2007.  Comparability is affected by  income and expense items that fluctuated significantly between and among the periods.

Net Earnings

Net earnings totaled $70 million for 2009, compared to net earnings totaling $1.2 billion in each of 2008 and 2007.  The net earnings for 2009 include non-cash asset impairment charges totaling $1.05 billion, after-tax, related to a division in southern California (the “non-cash impairment charges”).  The impairment primarily resulted from the write-off of the Ralphs division goodwill balance.  Excluding these impairment charges, adjusted net earnings for the year would have been $1.1 billion.  Additionally, the decrease in net earnings for 2009, compared to 2008, resulted from lower retail fuel margins and decreased operating profit, partially offset by a LIFO charge of $49 million pre-tax, compared to a LIFO charge of $196 million pre-tax in 2008.  2008 net earnings also included after-tax costs of $16 million from disruption and damage caused by Hurricane Ike.  The slight increase in our net earnings for 2008, compared to 2007, resulted from strong non-fuel identical supermarket sales growth and strong fuel results.

Management believes adjusted net earnings (and adjusted earnings per share) in 2009 are useful metrics to investors and analysts because impairment charges are non-recurring, non-cash charges that are not directly related to our day-to-day business.  We also excluded these charges from our incentive plan calculations for the year.

2009 earnings per diluted share totaled $0.11 and 2009 adjusted earnings per diluted share totaled $1.71, compared to $1.89 in 2008, or $1.91, excluding the $.02 per diluted share for costs for damage and disruption caused by Hurricane Ike, and $1.73 in 2007.  The decline in adjusted net earnings per share in 2009, compared to 2008, resulted from lower retail fuel margins and decreased operating profit, partially offset by lower LIFO charges and after-tax costs of $16 million from disruption and damage caused by Hurricane Ike in 2008.  Our earnings per share growth in 2008, compared to 2007, resulted from increased net earnings, strong identical sales growth and the repurchase of Kroger stock.

Sales

Total Sales

(in millions)

	2009	Percentage Increase	2008	Percentage Increase	2007
Total supermarket sales without fuel	$65,649	2.9%	$63,795	6.1%	$60,142
Total supermarket fuel sales	6,671	(10.6)%	7,464	30.0%	5,741

Total supermarket sales	$72,320	1.5%	$71,259	8.2%	$65,883
Other sales(1)	4,413	(9.7)%	4,889	9.8%	4,453

Total sales	$76,733	0.8%	$76,148	8.3%	$70,336

(1)         Other sales primarily relate to sales at convenience stores, including fuel, jewelry stores, sales by our manufacturing plants to outside customers, and variable interest entities.

The slight increase in total sales and the decrease in other sales and total supermarket fuel sales for 2009 compared to 2008 was attributable to the year-over-year decline in retail fuel prices.  The change in our total supermarket sales without fuel for 2009 over 2008 was primarily the result of increases in identical supermarket sales and retail square footage.  Identical supermarket sales, excluding fuel, increased due to increased transaction count offset partially by a lower average sale per shopping trip.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel center discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket identical sales results calculations illustrated below.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include all sales at identical Fred Meyer multi-department stores.  We calculate annualized identical supermarket sales by adding together four quarters of identical supermarket sales.  Our identical supermarket sales results are summarized in the table below, based on the 52-week period of 2009, compared to the 52-week period of the previous year.  The identical store count in the table below represents the total number of identical supermarkets as of January 30, 2010 and January 31, 2009.

Identical Supermarket Sales

(dollars in millions)

	2009	2008
Including supermarket fuel centers	$68,981	$68,600
Excluding supermarket fuel centers	$62,734	$61,414

Including supermarket fuel centers	0.6%	6.9%
Excluding supermarket fuel centers	2.1%	5.0%
Identical 4th Quarter store count	2,325	2,369

We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations.  As is the case for identical supermarket sales, fuel center discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket comparable sales results calculations illustrated below.  Comparable supermarket sales include all sales at comparable Fred Meyer multi-department stores.  We calculate annualized comparable supermarket sales by adding together four quarters of comparable sales.  Our annualized comparable supermarket sales results are summarized in the table below, based on the 52-week period of 2009, compared to the same 52-week period of the previous year.  The comparable store count in the table below represents the total number of comparable supermarkets as of January 30, 2010 and January 31, 2009.

Comparable Supermarket Sales

(dollars in millions)

	2009	2008
Including supermarket fuel centers	$71,346	$70,722
Excluding supermarket fuel centers	$64,838	$63,280

Including supermarket fuel centers	0.9%	7.2%
Excluding supermarket fuel centers	2.5%	5.3%
Comparable 4th Quarter store count	2,386	2,444

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as sales minus merchandise costs, including advertising, warehousing and transportation, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expense. FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rates, as a percentage of sales, were 23.23% in 2009, 23.38% in 2008 and 23.86% in 2007.  Our retail fuel sales reduce our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rates decreased 58 basis points in 2009 and 19 basis points in 2008.  The decrease in our non-fuel FIFO gross margin rate since 2007 reflects our continued investments in our Customer 1st strategy.  In addition, FIFO gross margin in 2009, compared to 2008, decreased due to heightened competitive activity and deflation, partially offset by improvements in shrink, advertising, and warehousing and transportation expenses, as a percentage of sales.

LIFO Charge

The LIFO charge was $49 million in 2009, $196 million in 2008 and $108 million in 2007.  The LIFO charge in 2009, compared to 2008, decreased primarily due to a decrease in annualized product cost inflation for those categories of inventory on the LIFO method of valuation for 2009 compared to 2008.  The last three quarters of 2009 experienced product cost deflation, excluding fuel.  In 2009, our LIFO charge primarily resulted from product cost inflation related to tobacco products and pharmacy.  An increase in product cost inflation caused the increase in the LIFO charge in 2008, compared to 2007.

We revised our 2007 LIFO charge by $46 million pre-tax ($29 million after-tax).  This revision was made to account for certain promotional allowances in our LIFO indices in 2007.  We believe this adjustment is not material to any individual year or any quarterly period within such years presented.  See footnote 1 to our Consolidated Financial Statements for more information.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 17.46% in 2009, 17.14% in 2008 and 17.44% in 2007.  The growth in our retail fuel sales reduces our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel, decreased 3 basis points in 2009, compared to 2008.  OG&A expenses, as a percentage of sales excluding fuel and the effect of Hurricane Ike in 2008, decreased 3 basis points in 2008, compared to 2007.  The 2009 decrease, compared to 2008, resulted primarily from increased supermarket identical sales growth, a reduction in bag expense, lower incentive compensation, and reduced utility costs.  These improvements were partially offset by increases in credit card fees, health care costs, and wages.  Wage expenses have increased due to increased hours worked and lower employee turnover, in the current economic environment, which has resulted in increased average hourly wages.  The decrease in our OG&A rate in 2008, excluding the effect of retail fuel and the effect of Hurricane Ike in 2008, compared to 2007, was primarily the result of increased identical supermarkets sales growth and a settlement received from credit card processers, partially offset by  increases in credit card fees and health care costs.

Rent Expense

Rent expense was $648 million in 2009, as compared to $659 million in 2008 and $643 million in 2007.  Rent expense, as a percentage of sales, was 0.84% in 2009, as compared to 0.87% in 2008 and 0.91% in 2007.  The decrease in rent expense, as a percentage of sales, reflects our continued emphasis on owning rather than leasing, whenever possible.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.5 billion in 2009 and $1.4 billion in 2008 and 2007.  The increase in depreciation and amortization expense in 2009, compared to 2008 and 2007, was the result of additional depreciation on capital expenditures, including prior acquisitions and the prior purchase of leased facilities, totaling $2.4 billion in 2009, $2.2 billion in 2008 and $2.1 billion in 2007.  Depreciation and amortization expense, as a percentage of sales, was 1.99% in 2009, 1.89% in 2008 and 1.93% in 2007.  The increase in our depreciation and amortization expense in 2009, compared to 2008, as a percentage of sales, is primarily due to increased depreciation expense, and a slower growth rate in sales due to heightened competitive activity, deflation and year-over-year decline in retail fuel prices.  The decrease in depreciation and amortization expense in 2008, compared to 2007, as a percentage of sales, is primarily the result of increasing sales.

Interest Expense

Net interest expense totaled $502 million in 2009, $485 million in 2008 and $474 million in 2007.  The increase in interest expense in 2009, compared to 2008, resulted primarily from a higher weighted average interest rate and a reduction in interest income, offset partially by our benefit from interest rate swaps.  The increase in interest expense in 2008, compared to 2007, was primarily the result of an increase in the average total debt balance for the year, partially offset by interest income related to the mark-to-market of ineffective fair value swaps.

Income Taxes

Our effective income tax rate was 90.4% in 2009, 36.5% in 2008 and 35.2% in 2007.  The 2009 effective income tax rate differed from the federal statutory rate primarily due to the goodwill impairment charge being mostly non-deductible for tax purposes.  Excluding the non-cash impairment charges, our effective rate in 2009 was 35.8%.  The 2008 and 2007 effective tax rates differed from the federal statutory rate primarily due to the effect of state income taxes.  In addition, the effective tax rates for 2009 and 2007 differ from the expected federal statutory rate due to the resolution of some tax issues with the taxing authorities.

COMMON STOCK REPURCHASE PROGRAM

We maintain stock repurchase programs that comply with Securities Exchange Act Rule 10b5-1 and allow for the orderly repurchase of our common stock, from time to time.  We made open market purchases of Kroger stock totaling $156 million in 2009, $448 million in 2008 and $1.2 billion in 2007 under these repurchase programs.  In addition to these repurchase programs, in December 1999 we began a program to repurchase common stock to reduce dilution resulting from our employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.  We repurchased approximately $62 million in 2009, $189 million in 2008 and $270 million in 2007 of Kroger stock under the stock option program.

In 2009 and 2008, to preserve liquidity and financial flexibility, we reduced the amount of stock repurchased during the year, decreasing the cash used for stock purchases in 2009 and 2008, compared to 2007.

CAPITAL EXPENDITURES

Capital expenditures, including changes in construction-in-progress payables and excluding acquisitions and the purchase of leased facilities, totaled $2.2 billion in 2009 compared to $2.1 billion in 2008 and 2007.  The increase in capital spending in 2009 compared to 2008 and 2007 was the result of increasing our focus on merchandising and productivity projects.  During 2009, capital expenditures for the purchase of leased facilities totaled $164 million compared to $27 million for 2008.  This increase was due to Kroger purchasing several previously leased retail stores, one office building and one distribution center at very attractive rates during 2009.  The table below shows our supermarket storing activity and our total food store square footage:

Supermarket Storing Activity

	2009	2008	2007
Beginning of year	2,481	2,486	2,468
Opened	14	21	23
Opened (relocation)	9	14	9
Acquired	—	6	38
Acquired (relocation)	1	3	1
Closed (operational)	(27)	(32)	(43)
Closed (relocation)	(10)	(17)	(10)

End of year	2,468	2,481	2,486

Total food store square footage (in millions)	148	147	145

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

Self-Insurance Costs

We primarily are self-insured for costs related to workers’ compensation and general liability claims.  The liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through January 30, 2010.  We establish case reserves for reported claims using case-basis evaluation of the underlying claim data and we update as information becomes known.

For both workers’ compensation and general liability claims, we have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis.  We are insured for covered costs in excess of these per claim limits.  We account for the liabilities for workers’ compensation claims on a present value basis utilizing a risk-adjusted discount rate.  A 25 basis point decrease in our discount rate would increase our liability by approximately $5 million.  General liability claims are not discounted.

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

Impairments of Long-Lived Assets

We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value.  Fair value is determined based on market values or discounted future cash flows.  We record impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for disposal, we adjust the value of the property and equipment to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions.  We recognize impairment for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  We recorded asset impairments in the normal course of business totaling $48 million in 2009, $26 million in 2008 and $24 million in 2007.  Included in the 2009 amount are asset impairments recorded totaling $24 million for a southern California reporting unit.  We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

The factors that most significantly affect the impairment calculation are our estimates of future cash flows.  Our cash flow projections look several years into the future and include assumptions on variables such as inflation, the economy and market competition.  Application of alternative assumptions and definitions, such as reviewing long-lived assets for impairment at a different level, could produce significantly different results.

Goodwill

Our goodwill totaled $1.2 billion as of January 30, 2010.  We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events.  We perform reviews of each of our operating divisions and variable interest entities with goodwill balances.  Fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment.  We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future.  If we identify potential for impairment, we measure the fair value of a division against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill.  We recognize goodwill impairment for any excess of the carrying value of the division’s goodwill over the implied fair value.

In the third quarter of 2009, our operating performance suffered due to persistent deflation and intense competition.  Based on our revised forecast, during the third quarter of 2009, and the initial results of our 2010 annual budget process for the supermarket reporting units, management believed that there were circumstances evident to warrant impairment testing at these reporting units.  We did not test for impairment our variable interest entities with recorded goodwill balances as no triggering event occurred.  The Ralphs reporting unit in Southern California was the only reporting unit for which there was a potential impairment.  The operating performance of the Ralphs reporting unit was significantly affected by economic conditions and responses to competitive actions in Southern California.  As a result of this decline in current and future expected cash flows, along with comparable fair value information, management concluded that the carrying value of goodwill for the Ralphs reporting unit exceeded its implied fair value, resulting in an  impairment charge.  Subsequent to the impairment, no goodwill remains at the Ralphs reporting unit.  Management used an equal weighting of discounted cash flows and a sales-weighted EBITDA multiple to estimate fair value.  The discounted cash flows assume long-term sales growth rates comparable to historical performances and a discount rate of 11%.  In addition, the EBITDA multiples observed in the marketplace declined since those used in the January 31, 2009 assessment.  We performed our annual assessment in the fourth quarter for all supermarket and Variable Interest Entity (“VIE”) reporting units with goodwill balances.  Based on current and future expected cash flows, we believe additional goodwill impairments are not reasonably possible.  A 10% reduction in fair value of our reporting units would not indicate a potential for impairment of our remaining goodwill balance, except for one supermarket reporting unit and one VIE reporting unit with recorded goodwill of $19 million and $102 million, respectively.

For additional information relating to our results of the goodwill impairment reviews performed during 2009, 2008 and 2007 see Note 2 to the Consolidated Financial Statements.

The impairment review requires the extensive use of management judgment and financial estimates. Application of alternative estimates and assumptions, such as reviewing goodwill for impairment at a different level, could produce significantly different results.  The cash flow projections embedded in our goodwill impairment reviews can be affected by several factors such as inflation, business valuations in the market, the economy and market competition.

Store Closing Costs

We provide for closed store liabilities on the basis of the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income.  We estimate the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed stores.  We usually pay closed store lease liabilities over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years.  Adjustments to closed store liabilities primarily relate to changes in subtenant income and actual exit costs differing from original estimates.  We make adjustments for changes in estimates in the period in which the change becomes known.  We review store closing liabilities quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to earnings in the proper period.

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

Post-Retirement Benefit Plans

(a) Company-sponsored defined benefit Pension Plans

We account for our defined benefit pension plans using the recognition and disclosure provisions of GAAP, which require the recognition of the funded status of retirement plans on the Consolidated Balance Sheet.  We record, as a component of Accumulated Other Comprehensive Income (“AOCI”), actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized.  We adopted the measurement date provisions of GAAP effective February 3, 2008.  The majority of our pension and postretirement plans previously used a December 31 measurement date.  All plans are measured as of our fiscal year end.  The non-cash effect of the adoption of the measurement date provisions of GAAP decreased shareowners’ equity by approximately $5 million ($3 million after-tax) and increased long-term liabilities by approximately $5 million.  There was no effect on our results of operations.

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

The objective of our discount rate assumptions was intended to reflect the rates at which the pension benefits could be effectively settled.  In making this determination, we take into account the timing and amount of benefits that would be available under the plans. Our methodology for selecting the discount rates as of year-end 2009 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity.  Benefit cash flows due in a particular year can theoretically be “settled” by “investing” them in the zero-coupon bond that matures in the same year.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 6.00% and 5.80% discount rates as of year-end 2009 for pension and other benefits, respectively, represent the equivalent single rates constructed under a broad-market AA yield curve.  We utilized a discount rate of 7.00% for year-end 2008 for both pension and other benefits.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of January 30, 2010, by approximately $317 million.

To determine the expected return on pension plan assets, we consider current and forecasted plan asset allocations as well as historical and forecasted returns on various asset categories.  For 2009 and 2008, we assumed a pension plan investment return rate of 8.5%.  Our pension plan’s average return was 5.9% for the 10 calendar years ended December 31, 2009, net of all investment management fees and expenses.  The value of all investments in our Company-sponsored defined benefit pension plans during the calendar year ending December 31, 2009, net of investment management fees and expenses, increased 23.8%, primarily due to the strength of the market in 2009.  We believe our 8.5% pension return assumption is appropriate.  For the past 20 years, our average annual return has been 10.0%.  The average annual return for the S&P 500 over the same period of time has been 9.3%.  In addition, forward looking assumptions for investments made in a manner consistent with our target allocations indicate an 8.5% return assumption is reasonable.  See Note 13 to the Consolidated Financial Statements for more information on the asset allocations of pension plan assets.

Sensitivity to changes in the major assumptions used in the calculation of Kroger’s pension plan liabilities for the qualified plans is illustrated below (in millions).

	Percentage Point Change	Projected Benefit Obligation Decrease/(Increase)	Expense Decrease/(Increase)
Discount Rate	+/- 1.0%	$317/($383)	$11/($29)
Expected Return on Assets	+/- 1.0%	—	$23/($23)

We contributed $265 million in 2009, $20 million in 2008 and $52 million in 2007 to our Company-sponsored defined benefit pension plans.  Although we are not required to make cash contributions to Company-sponsored defined benefit pension plans during 2010, we expect to contribute approximately $110 million to these plans in 2010.  Additional contributions may be made if required under the Pension Protection Act to avoid any benefit restrictions.  We expect any elective contributions made during 2010 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.

We contributed and expensed $115 million in 2009, $92 million in 2008 and $90 million in 2007 to employee 401(k) retirement savings accounts.  The 401(k) retirement savings account plan provides to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, plan compensation, and length of service.

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

We recognize expense in connection with these plans as contributions are funded, in accordance with GAAP.  We made contributions to these plans, and recognized expense, of $233 million in 2009, $219 million in 2008 and $207 million in 2007.

Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in most or all of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits.  We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2009.  Because Kroger is only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of Kroger’s contributions to the total of all contributions to these plans in a year as a way of assessing Kroger’s “share” of the underfunding.  Nonetheless, the underfunding is not a direct obligation or liability of Kroger or of any employer.  As of December 31, 2009, we estimate that Kroger’s share of the underfunding of multi-employer plans to which Kroger contributes was $2.7 billion, pre-tax, or $1.7 billion, after-tax.  This represents a decrease in the estimated amount of underfunding of $380 million, pre-tax, or $238 million, after-tax, as of December 31, 2009, compared to December 31, 2008.  The decrease in the amount of underfunding is attributable to the strength of the market during the last year and benefit reductions.  Our estimate is based on the most current information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.  Our estimate is imprecise and not necessarily reliable.

We have made and disclosed this estimate not because this underfunding is a direct liability of Kroger.  Rather, we believe the underfunding is likely to have important consequences.  In 2009, our contributions to these plans increased approximately 6% over the prior year and have grown at a compound annual rate of approximately 6% since 2004.  In 2010, we expect to contribute approximately $250 million to our multi-employer pension plans, subject to collective bargaining and capital market conditions.  Based on current market conditions, we expect meaningful increases in funding and in expense as a result of increases in multi-employer pension plan contributions over the next five years, but we believe it is unlikely that contributions will double during that period, which is a change from our estimate at year-end 2008.   Finally, underfunding means that, in the event we were to exit certain markets or otherwise cease making contributions to these funds, we could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.

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

Uncertain Tax Positions

Effective February 4, 2007, we adopted new standards for accounting for uncertainty in income taxes.  These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  These standards also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit our income tax returns.  These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, we record allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 30, 2010, the most recent examination concluded by the Internal Revenue Service covered the years 2002 through 2004.

The assessment of our tax position relies on the judgment of management to estimate the exposures associated with its various filing positions.

Share-Based Compensation Expense

We account for stock options under the fair value recognition provisions of GAAP.  Under this method, we recognize compensation expense for all share-based payments granted after January 29, 2006, as well as all share-based payments granted prior to, but not yet vested as of, January 29, 2006.  We recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  In addition, we record expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the grant date of the award, over the period the award restrictions lapse.

Inventories

Inventories are stated at the lower of cost (principally on a LIFO basis) or market.  In total, approximately 97% in 2009 and 98% in 2008 of inventories were valued using the LIFO method. Cost for the balance of the inventories was determined using the FIFO method.  Replacement cost was higher than the carrying amount by $803 million at January 30, 2010, and by $754 million at January 31, 2009.  We follow the Link-Chain, Dollar-Value LIFO method for purposes of calculating our LIFO charge or credit.

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

Vendor Allowances

We recognize all vendor allowances as a reduction in merchandise costs when the related product is sold.  In most cases, vendor allowances are applied to the related product cost by item, and therefore reduce the carrying value of inventory by item.  When it is not practicable to allocate vendor allowances to the product by item, we recognize vendor allowances as a reduction in merchandise costs based on inventory turns and as the product is sold.   We recognized approximately $5.4 billion in 2009, $5.0 billion in 2008 and $5.1 billion in 2007 of vendor allowances as a reduction in merchandise costs.  All years presented now include amounts for certain vendor allowances related to directed store deliveries.  We recognized approximately 94% of all vendor allowances in the item cost with the remainder being based on inventory turns.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.9 billion of cash from operations in 2009 and 2008 compared to $2.6 billion in 2007.  The cash provided by operating activities came from net earnings including noncontrolling interests adjusted primarily for non-cash expenses of depreciation and amortization, goodwill impairment charge, and changes in our operating assets and liabilities.  We realized an increase in cash of $6 million in 2009 and decreases in cash of $412 million in 2008 and $179 million in 2007 from changes in operating assets and liabilities.  The increase in the change in operating assets and liabilities in 2009, compared to 2008, is primarily due to an increase in the changes of income taxes receivable and payable, accounts payable and inventories, offset partially by decreases in the changes of deposits in-transit and prepaid expenses.  The decrease in the change in operating assets and liabilities in 2008, compared to 2007, is primarily due to a decrease in the change in income taxes receivable and payable.  These amounts are also net of cash contributions to our Company-sponsored defined benefit pension plans totaling $265 million in 2009, $20 million in 2008 and $51 million in 2007.

The amount of cash paid for income taxes decreased in 2009, compared to 2008 and 2007, because we applied our 2008 overpayment of income taxes to current year taxes.  The 2008 overpayment resulted primarily from accounting method changes related to asset capitalization.

Net cash used by investing activities

Cash used by investing activities was $2.3 billion in 2009, compared to $2.2 billion in 2008 and 2007.  The amount of cash used by investing activities increased in 2009, compared to 2008, due primarily to higher capital spending, partially offset by decreased payments for acquisitions.  Our use of cash for investing activities was consistent in 2008, compared to 2007.  Capital expenditures, including changes in construction-in-progress payables and excluding acquisitions, were $2.3 billion in 2009, $2.2 billion in 2008 and $2.1 billion in 2007.  Refer to the Capital Expenditures section for an overview of our supermarket storing activity during the last three years.

Net cash used by financing activities

Financing activities used $434 million of cash in 2009 compared to $769 million in 2008 and $310 million in 2007.  The decrease in the amount of cash used for financing activities in 2009, compared to 2008, was primarily related to the decrease in the amount of treasury stock purchased and payments on long-term debt and our credit facility, offset by decreased proceeds from the issuance of long-term debt and capital stock. The increase in the amount of cash used in 2008, compared to 2007, was primarily a result of payments on long term-debt and the bank revolver, offset by decreased stock repurchases.  We repurchased $218 million of Kroger stock in 2009 compared to $637 million in 2008 and $1.4 billion in 2007.  We paid dividends totaling $238 million in 2009, $227 million in 2008 and $202 million in 2007.

Debt Management

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $7 million to $8.1 billion as of year-end 2009, compared to year-end 2008.  The decrease in 2009, compared to 2008, resulted from the issuance of $500 million of senior notes bearing an interest rate of 3.90%, offset by payment at maturity of our $350 million of senior notes bearing an interest rate of 7.25%, decreased outstanding commercial paper and payments on our money market lines.  Total debt decreased $59 million to $8.1 billion as of year-end 2008, compared to year-end 2007.  The decrease in 2008, compared to 2007, resulted from the issuance of $400 million of senior notes bearing an interest rate of 5.00%, $375 million of senior notes bearing an interest rate of 6.90% and $600 million of senior notes bearing an interest rate of 7.50%, offset by decreased commercial paper, the payments on the bank revolver, the repayment of $200 million of senior notes bearing an interest rate of 6.375% and $750 million of senior notes bearing an interest rate of 7.45% that came due in 2008.

Our total debt balances were also affected by our prefunding of employee benefit costs and by the mark-to-market adjustments necessary to record fair value interest rate hedges on our fixed rate debt.  We had prefunded employee benefit costs of $300 million in each of the three years ended 2009, 2008 and 2007.  The mark-to-market adjustments increased the carrying value of our debt by $57 million in 2009 and $45 million in 2008.

Factors Affecting Liquidity

We can currently borrow on a daily basis approximately $1 billion under our A2/P2/F2 rated commercial paper (“CP”) program.  At January 30, 2010, we did not have any CP borrowings outstanding.  CP borrowings are backed by our credit facility, and reduce the amount we can borrow under the credit facility.  If our credit rating declines below its current level of BBB/ Baa2/BBB, the ability to borrow under our current CP program could be adversely affected for a period of time immediately following the reduction of our credit rating and lower the amount we are able to borrow on a daily basis under our CP program.  This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity.  However, in the event of a ratings decline, we do not anticipate that our borrowing capacity under our CP program would be any lower than $400 million on a daily basis.  Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost on borrowings under the credit facility could be affected by a decrease in our credit rating or a decrease in our Applicable Percentage Ratio.

Our credit facility also requires the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”).  A failure to maintain our financial covenants would impair our ability to borrow under the credit facility. These financial covenants and ratios are described below:

•                                         Our Applicable Percentage Ratio (the ratio of Consolidated EBITDA to Consolidated Total Interest Expense, as defined in the credit facility) was 7.69 to 1 as of January 30, 2010.  Our current borrowing rates are determined from the better of  our Applicable Percentage Ratio or our credit ratings as defined by the credit facility.

•                                         Our Leverage Ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the credit facility) was 2.22 to 1 as of January 30, 2010.  If this ratio exceeded 3.50 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

•                                         Our Fixed Charge Coverage Ratio (the ratio of Consolidated EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facility) was 3.82 to 1 as of January 30, 2010.  If this ratio fell below 1.70 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

Consolidated EBITDA, as defined in our credit facility, includes an adjustment for unusual gains and losses including our non-cash asset impairment charge related to goodwill in 2009.  Our credit agreement is more fully described in Note 5 to the Consolidated Financial Statements.  We were in compliance with our financial covenants at year-end 2009.

The tables below illustrate our significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of January 30, 2010 (in millions of dollars):

	2010	2011	2012	2013	2014	Thereafter	Total
Contractual Obligations (1) (2)
Long-term debt(3)	$549	$513	$933	$1,514	$312	$3,755	$7,576
Interest on long-term debt (4)	497	446	377	313	257	2,217	4,107
Capital lease obligations	54	59	49	47	43	221	473
Operating lease obligations	764	705	652	600	546	3,692	6,959
Low-income housing obligations	5	2	2	—	—	—	9
Financed lease obligations	14	14	14	14	14	165	235
Self-insurance liability (5)	182	115	75	48	29	36	485
Construction commitments	184	—	—	—	—	—	184
Purchase obligations	457	78	53	42	20	32	682

Total	$2,706	$1,932	$2,155	$2,578	$1,221	$10,118	$20,710

Other Commercial Commitments
Standby letters of credit	$323	$—	$—	$—	$—	$—	$323
Surety bonds	204	—	—	—	—	—	204
Guarantees	23	—	—	—	—	—	23

Total	$550	$—	$—	$—	$—	$—	$550

(1)

The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $289 million in 2009. This table also excludes contributions under various multi-employer pension plans, which totaled $233 million in 2009.

(2)

We adopted new standards for accounting for uncertainty in income taxes on February 4, 2007. See Note 4 to our Consolidated Financial Statements for information regarding this adoption. The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.

(3)	We did not have any borrowings under our credit facility as of January 30, 2010.
(4)	Amounts include contractual interest payments using the interest rate as of January 30, 2010, and stated fixed and swapped interest rates, if applicable, for all other debt instruments.
(5)	The amounts included in the contractual obligations table for self-insurance liability have been stated on a present value basis.

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

As of January 30, 2010, we maintained a $2.5 billion, five-year revolving credit facility that, unless extended, terminates in 2011.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained three uncommitted money market lines totaling $100 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of January 30, 2010, we had no borrowings under our credit agreement, money market lines or outstanding commercial paper.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $313 million as of January 30, 2010.

In addition to the available credit mentioned above, as of January 30, 2010, we had authorized for issuance $900 million of securities under a shelf registration statement filed with the SEC and effective on December 20, 2007.

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

Most of our outstanding public debt is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of our subsidiaries.  See Note 16 to the Consolidated Financial Statements for a more detailed discussion of those arrangements.  In addition, we have guaranteed half of the indebtedness of two real estate entities in which we have a 50% ownership interest.  Our share of the responsibility for this indebtedness, should the entities be unable to meet their obligations, totals approximately $7 million.  Based on the covenants underlying this indebtedness as of January 30, 2010, it is unlikely that we will be responsible for repayment of these obligations.  We have also agreed to guarantee, up to $25 million, the indebtedness of an entity in which we have a 50% ownership interest.  Our share of the responsibility, as of January 30, 2010, should the entity be unable to meet its obligations, totals approximately $25 million and is collateralized by approximately $9 million of inventory located in our stores.  We consolidate this entity because we are the primary beneficiary, and therefore the entire $25 million is a liability on the Consolidated Balance Sheets.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2008, the FASB amended its existing standards to provide additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans.  The new standards require disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the effect of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets.  The new standards become effective for fiscal years ending after December 15, 2009.  We adopted the amended standards effective January 30, 2010.  See Note 13 to the Consolidated Financial Statements for the new required disclosures.

Effective May 24, 2009, we adopted new standards for subsequent events.  The purpose of the new standards is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  See Note 17 to the Consolidated Financial Statements for the new required disclosures.

Effective May 24, 2009, we adopted  new standards that effect the accounting and disclosures related to certain financial instruments including: (a) providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased; (b) identifying circumstances that indicate a transaction is not orderly; (c) amending the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements; and (d) requiring disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.  The new disclosures are included in Note 7 to the Consolidated Financial Statements.  The adoption of these new standards did not have a material effect on our Consolidated Financial Statements.

Effective February 1, 2009, we adopted the new standards that require enhanced disclosures on an entity’s derivative and hedging activities.  The new disclosures are included in Note 6 to the Consolidated Financial Statements.

Effective February 1, 2009, we adopted the new standards that clarify that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the computation of EPS pursuant to the two-class method.  See Note 9 to the Consolidated Financial Statements for further discussion of its adoption.

Effective February 1, 2009, we adopted new standards related to business combinations.  The new standards expand the definitions of a business and the fair value measurement and reporting in a business combination.  All business combinations completed after February 1, 2009, will be accounted for under the new standards.

Effective February 1, 2009, we adopted new standards that deferred the fair value disclosures for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  See Note 7 to the Consolidated Financial Statements for further discussion of the adoption of the new standards.

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

Effective January 31, 2009, we adopted the amended standards related to disclosures about interests in VIEs.  These amended standards require additional disclosures about an entity’s involvement with VIEs and transfers of financial assets.  The adoption of these new amended standards did not change any disclosures in our Consolidated Financial Statements due to our VIEs being immaterial.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB amended its existing standards to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The new standards will become effective for our fiscal year beginning January 31, 2010.  While we are still finalizing the evaluation of the impact of these amended standards on our Consolidated Financial Statements, we believe these new standards will not have a material effect on our Consolidated Financial Statements.

In January 2010, the FASB issued guidance that amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. This guidance is effective for our first quarter of 2010, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosures are effective for our first quarter of 2011.  We do not expect that this guidance will have a material impact on our Consolidated Financial Statements.

OUTLOOK

This discussion and analysis contains certain forward-looking statements about Kroger’s future performance.  These statements are based on management’s assumptions and beliefs in light of the information currently available. Such statements relate to, among other things: projected changes in net earnings attributable to The Kroger Co.; identical supermarket sales growth; expected product cost; expected pension plan contributions; our ability to generate operating cash flow; projected capital expenditures; square footage growth; opportunities to reduce costs; cash flow requirements; and our operating plan for the future; and are indicated by words such as “comfortable,” “committed,” “will,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” “plan,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

•                                         We expect net earnings per diluted share in the range of $1.60-$1.80 for 2010.

•                                         We expect identical supermarket sales growth, excluding fuel sales, of 2.0%-3.0% in 2010.

•                                         For 2010, we will continue to focus on driving sales growth and balancing investments in gross margin and improved customer service to provide a better shopping experience for our customers. We expect to finance these investments primarily with operating cost reductions. We expect non-fuel operating margins to have a slight reduction to a slight improvement in rate in 2010, from 2009, excluding the non-cash impairment charges recorded.

•                                         For 2010, we expect fuel margins, which can be highly volatile, to be approximately $0.11 per gallon, and we expect continued strong growth in fuel gallons sold.

•                                         For 2010, we expect our annualized LIFO charge to be approximately $50 million. This forecast is based on cost changes for products in our inventory.

•                                         We plan to use cash flow primarily for capital investments, to maintain our current debt coverage ratios, and to pay cash dividends. As market conditions change, we plan to re-evaluate the above uses of cash flow and our stock repurchase activity.

•                                         We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•                                         Capital expenditures reflect our strategy of growth through expansion, as well as focusing on productivity increases from our existing store base through remodels.  In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements.  The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investments for 2010 to be in the range of $1.9-$2.1 billion, excluding acquisitions and purchases of leased facilities.  We expect total food store square footage to grow approximately1.0%-1.5% before acquisitions and operational closings. We expect to reduce our internal capital plans by approximately $1 billion in total over the next three fiscal years. Our original internal capital plans projected year-over-year continued capital expenditure growth. We now expect capital expenditures to average under $2 billion a year over the next three years.

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

•                                         We believe we have adequate sources of cash, if needed, under our credit agreement.

•                                         We expect that our OG&A results will be affected by increased costs, such as higher employee benefit costs and credit card fees, offset by improved productivity from process changes and leverage gained through sales increases.

•                                         We expect that our effective tax rate for 2010 will be approximately 37.0%.

•                                         We expect rent expense, as a percentage of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•                                         We believe that in 2010 there will be opportunities to reduce our operating costs in such areas as administration, productivity improvements, shrink, warehousing and transportation. These savings will be invested in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•                                         Although we are not required to make cash contributions to Company-sponsored defined benefit pension plans during 2010, we expect to contribute approximately $110 million to these plans in 2010. We expect any elective contributions made during 2010 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions. We expect 2010 expense for Company-sponsored defined benefit pension plans to be approximately $70 million. In addition, we expect our cash contributions and expense to the 401(k) Retirement Savings Account Plan from automatic and matching contributions to participants to increase slightly in 2010, compared to 2009.

•                                         We expect to contribute approximately $250 million to multi-employer pension plans in 2010, subject to collective bargaining and capital market conditions. In addition, we expect meaningful increases in expense as a result of increases in multi-employer pension plan contributions over the next five years, but we believe it unlikely that contributions will double during that period, which is a change from our estimate at year-end 2008.

•                                         We expect bad debt expense from the credit extended to our customers through our Company-branded credit card in 2010 to be approximately $22 million.

•                                         We believe no additional goodwill impairments will be reasonably possible in 2010.

•                                         We have various labor agreements that will be negotiated in 2010, covering store employees in Albuquerque, Cincinnati, Dallas, Detroit, Ft. Wayne, Houston, Little Rock, Portland, Seattle and Toledo. We will also negotiate agreements with the Teamsters for employees in California and Portland. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions. A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations.

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

•                                         If market conditions change, it could affect our cash flow.

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

•                                         The extent to which the adjustments we are making to our strategy create value for our shareholders will depend primarily on the reaction of our customers and our competitors to these adjustments, as well as operating conditions, including persistent deflation, increased competitive activity, and cautious spending behavior of our customers.

•                                         Our product cost inflation could vary from our estimate due to general economic conditions, weather, availability of raw materials and ingredients in the products that we sell and their packaging, and other factors beyond our control.

•                                         Our ability to use free cash flow to continue to maintain our debt coverage and to reward our shareholders could be affected by unanticipated increases in net total debt, our inability to generate free cash flow at the levels anticipated, and our failure to generate expected earnings.

•                                         The timing of our recognition of LIFO expense will be affected primarily by changes in product costs during the year.

•                                         If actual results differ significantly from anticipated future results for certain reporting units including variable interest entities, an impairment loss for any excess of the carrying value of the reporting units’ goodwill over the implied fair value would have to be recognized.

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

•                                         We could fail to realize our expected operating margin per gallon of fuel and fuel gallons sold based upon changes in the price of fuel or a change in our operating costs.

•                                         We have estimated our exposure to the claims and litigation arising in the normal course of business, as well as to the material litigation facing Kroger, and believe we have made provisions where it is reasonably possible to estimate and where an adverse outcome is probable. Unexpected outcomes in these matters, however, could result in an adverse effect on our earnings.

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

•                                         Our contributions and recorded expense related to multi-employer pension funds could increase more than anticipated. Should asset values in these funds deteriorate, if employers withdraw from these funds without providing for their share of the liability, or should our estimates prove to be understated, our contributions could increase more rapidly than we have anticipated.

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

•                                         Changes in the general business and economic conditions in our operating regions may affect the shopping habits of our customers, which could affect sales and earnings.

•                                         Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate, may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth.

•                                         Changes in our product mix may negatively affect certain financial indicators. For example, we continue to add supermarket fuel centers to our store base. Since gasoline generates low profit margins, we expect to see our FIFO gross profit margins decline as gasoline sales increase. Although this negatively affects our FIFO gross margin, gasoline sales provide a positive effect on OG&A expense as a percentage of sales.

•                                         Our capital expenditures, expected square footage growth, and number of store projects completed over the next three fiscal years could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, if our logistics and technology projects are not completed in the time frame expected or on budget or if current operating conditions fail to improve or worsen.

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

•                                         Although we presently operate only in the United States, civil unrest in foreign countries in which our suppliers do business may affect the prices we are charged for imported goods. If we are unable to pass on these increases to our customers, our FIFO gross margin and net earnings would suffer.

•                                         Earnings and sales also may be affected by adverse weather conditions, particularly to the extent that hurricanes, tornadoes, floods, earthquakes, and other conditions disrupt our operations or those of our suppliers; create shortages in the availability or increases in the cost of products that we sell in our stores or materials and ingredients we use in our manufacturing facilities; or raise the cost of supplying energy to our various operations, including the cost of transportation.

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

As of January 30, 2010, we maintained 18 interest rate swap agreements, with notional amounts totaling $1.6 billion, to manage our exposure to changes in the fair value of our fixed rate debt resulting from interest rate movements by effectively converting a portion of our debt from fixed to variable rates.  These agreements mature at varying times between April 2012 and April 2013, and coincide with our scheduled debt maturities.  The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements as an adjustment to interest expense.  These interest rate swap agreements are being accounted for as fair value hedges.  As of January 30, 2010, other long-term assets totaling $26 million were recorded to reflect the fair value of these agreements, offset by increases in the fair value of the underlying debt.  We have unamortized proceeds from twelve interest rate swaps once classified as fair value hedges totaling approximately $31 million.  The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining term of the debt.

In addition to the interest rate swaps noted above, in 2005 we entered into three forward-starting interest rate swap agreements with a notional amount totaling $750 million.  A forward-starting interest rate swap is an agreement that effectively hedges future benchmark interest rates on debt for an established period of time.  We entered into the forward-starting interest rate swaps in order to lock into fixed interest rates on forecasted issuances of debt in 2007 and 2008.  In 2007, we terminated two of these forward-starting interest rate swaps with a notional amount of $500 million.  In 2008, we terminated the remaining forward interest rate swap with a notional amount of $250 million.  As of January 30, 2010, the unamortized payments and proceeds of $11 million ($7 million net of tax) on these terminated forward-starting interest rate swaps have been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedge relates are made.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines described above.  The guidelines may change as our business needs dictate.

The tables below provide information about our interest rate derivatives and underlying debt portfolio as of January 30, 2010.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, and the average outstanding notional amounts of interest rate derivatives as of January 30, 2010.  Interest rates reflect the weighted average rate for the outstanding instruments.  The variable component of each interest rate derivative and the variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of January 30, 2010.  The Fair-Value column includes the fair-value of our debt instruments and interest rate derivatives as of January 30, 2010.  Refer to Notes 5, 6 and 7 to our Consolidated Financial Statements.

	Expected Year of Maturity
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(In millions)
Debt
Fixed rate	$(535)	$(490)	$(849)	$(1,510)	$(307)	$(3,736)	$(7,427)	$(8,134)
Average interest rate	6.51%	6.38%	6.34%	6.34%	6.42%	6.53%
Variable rate	$(14)	$(23)	$(84)	$(4)	$(5)	$(19)	$(149)	$(149)
Average interest rate	2.58%	3.05%	4.06%	5.83%	6.57%	6.95%

	Average Notional Amounts Outstanding						January 30, 2010	January 30, 2010 Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value
	(In millions)
Interest Rate Derivatives
Fixed to variable	$1,625	$1,625	$1,066	$78	$—	$—	$1,625	$26
Average pay rate	3.80%	4.53%	5.46%	5.80%	—	—
Average receive rate	5.87%	5.87%	5.51%	5.00%	—	—

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

ITEM 8.                            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of

The Kroger Co.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareowners’ equity present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of February 4, 2007.

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

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 30, 2010

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

	January 30,	January 31,
(In millions, except par values)	2010	2009
ASSETS
Current assets
Cash and temporary cash investments	$424	$263
Deposits in-transit	654	631
Receivables	909	944
FIFO inventory	5,705	5,659
LIFO reserve	(803)	(754)
Prefunded employee benefits	300	300
Prepaid and other current assets	261	209
Total current assets	7,450	7,252

Property, plant and equipment, net	13,929	13,161
Goodwill	1,158	2,271
Other assets	556	573

Total Assets	$23,093	$23,257

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$579	$558
Trade accounts payable	3,890	3,822
Accrued salaries and wages	786	828
Deferred income taxes	341	361
Other current liabilities	2,118	2,077
Total current liabilities	7,714	7,646

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	7,420	7,460
Adjustment related to fair-value of interest rate hedges	57	45
Long-term debt including obligations under capital leases and financing obligations	7,477	7,505

Deferred income taxes	568	384
Pension and postretirement benefit obligations	1,082	1,174
Other long-term liabilities	1,346	1,248

Total Liabilities	18,187	17,957

Commitments and contingencies (see Note 11)

SHAREOWNERS’ EQUITY

Preferred stock, $100 par per share, 5 shares authorized and unissued	—	—
Common stock, $1 par per share, 1,000 shares authorized; 958 shares issued in 2009 and 955 shares issued in 2008	958	955
Additional paid-in capital	3,361	3,266
Accumulated other comprehensive loss	(593)	(495)
Accumulated earnings	7,344	7,518
Common stock in treasury, at cost, 316 shares in 2009 and 306 shares in 2008	(6,238)	(6,039)

Total Shareowners’ Equity — The Kroger Co.	4,832	5,205
Noncontrolling interests	74	95

Total Equity	4,906	5,300

Total Liabilities and Equity	$23,093	$23,257

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

(In millions, except per share amounts)	2009 (52 weeks)	2008 (52 weeks)	2007 (52 weeks)
Sales	$76,733	$76,148	$70,336
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	58,958	58,544	53,711
Operating, general and administrative	13,398	13,050	12,265
Rent	648	659	643
Depreciation and amortization	1,525	1,443	1,355
Goodwill impairment charge	1,113	—	—

Operating Profit	1,091	2,452	2,362
Interest expense	502	485	474

Earnings before income tax expense	589	1,967	1,888
Income tax expense	532	717	664

Net earnings including noncontrolling interests	57	1,250	1,224
Net earnings (loss) attributable to noncontrolling interests	(13)	1	15

Net earnings attributable to The Kroger Co.	$70	$1,249	$1,209

Net earnings attributable to The Kroger Co. per basic common share	$0.11	$1.91	$1.75

Average number of common shares used in basic calculation	647	652	690

Net earnings attributable to The Kroger Co. per diluted common share	$0.11	$1.89	$1.73

Average number of common shares used in diluted calculation	650	658	697

Dividends declared per common share	$.37	$.36	$.30

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

(In millions)	2009 (52 weeks)	2008 (52 weeks)	2007 (52 weeks)
Cash Flows From Operating Activities:
Net earnings including noncontrolling interests	$57	$1,250	$1,224
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,525	1,443	1,355
Goodwill impairment charge	1,113	—	—
Asset impairment charge	48	26	24
LIFO charge	49	196	108
Stock-based employee compensation	83	91	87
Expense for Company-sponsored pension plans	31	44	67
Deferred income taxes	222	341	(68)
Other	53	(63)	14
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Deposits in-transit	(23)	45	(62)
Inventories	(45)	(193)	(381)
Receivables	(21)	(28)	(17)
Prepaid expenses	(51)	47	3
Trade accounts payable	54	(53)	165
Accrued expenses	(46)	(33)	174
Income taxes receivable and payable	49	(206)	43
Contribution to Company-sponsored pension plans	(265)	(20)	(51)
Other	89	9	(104)

Net cash provided by operating activities	2,922	2,896	2,581

Cash Flows From Investing Activities:
Payments for capital expenditures	(2,297)	(2,149)	(2,126)
Proceeds from sale of assets	20	59	49
Payments for acquisitions	(36)	(80)	(90)
Other	(14)	(9)	(51)

Net cash used by investing activities	(2,327)	(2,179)	(2,218)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	511	1,377	1,372
Payments on long-term debt	(432)	(1,048)	(560)
Borrowings (payments) on credit facility	(129)	(441)	218
Excess tax benefits on stock-based awards	4	15	36
Proceeds from issuance of capital stock	51	172	188
Treasury stock purchases	(218)	(637)	(1,421)
Dividends paid	(238)	(227)	(202)
Increase in book overdrafts	14	2	61
Other	3	18	(2)

Net cash used by financing activities	(434)	(769)	(310)

Net increase (decrease) in cash and temporary cash investments	161	(52)	53

Cash from Consolidated Variable Interest Entity	—	73	—

Cash and temporary cash investments:
Beginning of year	263	242	189
End of year	$424	$263	$242

Reconciliation of capital expenditures:
Payments for capital expenditures	$(2,297)	$(2,149)	$(2,126)
Changes in construction-in-progress payables	(18)	(4)	66
Total capital expenditures	$(2,315)	$(2,153)	$(2,060)

Disclosure of cash flow information:
Cash paid during the year for interest	$542	$485	$477
Cash paid during the year for income taxes	$130	$641	$640

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY

Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at February 3, 2007	937	$937	$2,755	232	$(4,011)	$(259)	$5,501	$4	$4,927
Issuance of common stock:
Stock options exercised	10	10	175	—	3	—	—	—	188
Restricted stock issued	—	—	(25)	(1)	11	—	—	—	(14)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	43	(1,151)	—	—	—	(1,151)
Stock options exchanged	—	—	—	10	(270)	—	—	—	(270)
Tax benefits from exercise of stock options	—	—	35	—	—	—	—	—	35
Share-based employee compensation	—	—	87	—	—	—	—	—	87
Other comprehensive gain net of income tax of $82	—	—	—	—	—	137	—	—	137
Other	—	—	4	—	(4)	—	4	(12)	(8)
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	—	(206)	—	(206)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,209	15	1,224

Balances at February 2, 2008	947	$947	$3,031	284	$(5,422)	$(122)	$6,508	$7	$4,949
Issuance of common stock:
Stock options exercised	8	8	162	—	3	—	—	—	173
Restricted stock issued	—	—	(46)	(1)	30	—	—	—	(16)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	16	(448)	—	—	—	(448)
Stock options exchanged	—	—	—	7	(189)	—	—	—	(189)
Tax benefits from exercise of stock options	—	—	15	—	—	—	—	—	15
Share-based employee compensation	—	—	91	—	—	—	—	—	91
Other comprehensive loss net of income tax of $(224)	—	—	—	—	—	(373)	—	—	(373)
Purchase of non-wholly owned entity	—	—	—	—	—	—	—	101	101
Other	—	—	13	—	(13)	—	(2)	(14)	(16)
Cash dividends declared ($0.36 per common share)	—	—	—	—	—	—	(237)	—	(237)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,249	1	1,250

Balances at January 31, 2009	955	$955	$3,266	306	$(6,039)	$(495)	$7,518	$95	$5,300
Issuance of common stock:
Stock options exercised	3	3	54	—	(6)	—	—	—	51
Restricted stock issued	—	—	(59)	(1)	42	—	—	—	(17)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	8	(156)	—	—	—	(156)
Stock options exchanged	—	—	—	3	(62)	—	—	—	(62)
Tax detriments from exercise of stock options	—	—	(2)	—	—	—	—	—	(2)
Share-based employee compensation	—	—	83	—	—	—	—	—	83
Other comprehensive loss net of income tax of $(58)	—	—	—	—	—	(98)	—	—	(98)
Other	—	—	19	—	(17)	—	(3)	(8)	(9)
Cash dividends declared ($0.37 per common share)	—	—	—	—	—	—	(241)	—	(241)
Net earnings (loss) including noncontrolling interests	—	—	—	—	—	—	70	(13)	57

Balances at January 30, 2010	958	$958	$3,361	316	$(6,238)	$(593)	$7,344	$74	$4,906

Comprehensive income:

	2009	2008	2007
Net earnings including noncontrolling interests	$57	$1,250	$1,224
Unrealized gain (loss) on hedging activities, net of income tax of $2 in 2008 and $(13) in 2007	—	3	(21)
Amortization of unrealized gains and losses on hedging activities, net of income tax of $1 in 2009 and $1 in 2008	2	1	—
Change in pension and other postretirement defined benefit plans, net of income tax of $(59) in 2009, $(227) in 2008 and $95 in 2007	(100)	(377)	158

Comprehensive income (loss)	(41)	877	1,361
Comprehensive income (loss) attributable to noncontrolling interests	(13)	1	15

Comprehensive income (loss) attributable to The Kroger Co.	$(28)	$876	$1,346

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

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of January 30, 2010, the Company was one of the largest retailers in the United States based on annual sales.  The Company also manufactures and processes food for sale by its supermarkets.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and the Variable Interest Entities (“VIE”) in which the Company is the primary beneficiary.  Significant intercompany transactions and balances have been eliminated.

As of February 1, 2009, the Company adopted the new standards for a parent’s noncontrolling interests in a subsidiary and applied it retrospectively.  As a result, the Company reclassified noncontrolling interests in an amount of $95 from the mezzanine section to equity on the January 31, 2009 Consolidated Balance Sheet and Consolidated Statement of Changes in Shareowners’ Equity.  In addition, the Company reclassified noncontrolling interests from the mezzanine section to equity on the February 3, 2007 and February 2, 2008 Consolidated Statements of Changes in Shareowners’ Equity in the amount of $4 and $7, respectively.  All activity related to the noncontrolling interests has also been reclassified and shown in the Consolidated Statements of Changes in Shareowners’ Equity and net earnings (loss) attributable to noncontrolling interests has been reclassified in the Consolidated Statements of Operations for all prior periods.  Certain reclassifications to the Consolidated Statements of Operations have been made to prior period amounts to conform to the presentation of the current period under the new standards.  Recorded amounts for prior periods previously presented as Net Earnings, which are now presented as Net Earnings Attributable to The Kroger Co., have not changed as a result of the adoption of the new standards.

During 2008, the Company started reflecting certain promotional allowances in its LIFO charge and continued accounting for these promotional allowances in its evaluation of LIFO in 2009.  During its 2009 LIFO analysis, it was determined that these promotional allowances should be reflected in all prior year LIFO indices.  By not including these promotional allowances in all LIFO indices, the Company overstated its LIFO reserve in its 2008 and 2007 Consolidated Balance Sheets and its LIFO charge in its 2007 Consolidated Statement of Operations.  The Company believes these adjustments are not material to any individual year or any quarterly period within such years presented.  As a result, the Company has revised its Consolidated Financial Statements for 2008 and 2007 to correct this item.  The revised 2007 Consolidated Financial Statements were adjusted by reducing the Company’s LIFO charge by $46 ($29 after-tax).

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 52-week periods ended January 30, 2010, January 31, 2009 and February 2, 2008.

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

Cash and temporary cash investments

Cash and temporary cash investments represent store cash and Euros held to settle Euro-denominated contracts.  The Company valued its carrying amount of Euros at the spot rates as of January 30, 2010 and January 31, 2009.

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 97% and 98% of inventories for 2009 and 2008, respectively, were valued using the LIFO method.  Cost for the balance of the inventories, including substantially all fuel inventories, was determined using the first-in, first-out (“FIFO”) method.  Replacement cost was higher than the carrying amount by $803 at January 30, 2010 and $754 at January 31, 2009.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets.  Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years.  Leasehold improvements are amortized over the shorter of the lease term to which they relate, which varies from four to 25 years, or the useful life of the asset.  Manufacturing plant and distribution center equipment is depreciated over lives varying from three to 15 years.  Information technology assets are generally depreciated over five years.  Depreciation and amortization expense was $1,525 in 2009, $1,443 in 2008 and $1,355 in 2007.

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

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events.  The reviews are performed at the operating division level.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a division for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  If potential for impairment is identified, the fair value of a division is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill.  Goodwill impairment is recognized for any excess of the carrying value of the division’s goodwill over the implied fair value.  Results of the goodwill impairment reviews performed during 2009, 2008 and 2007 are summarized in Note 2 to the Consolidated Financial Statements.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value.  Fair value is based on current market values or discounted future cash flows.  The Company records impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for sale, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  The Company recorded asset impairments in the normal course of business totaling $48, $26 and $24 in 2009, 2008 and 2007, respectively.  Included in the 2009 amount are asset impairments recorded totaling $24 for a southern California reporting unit.  Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

The following table summarizes accrual activity for future lease obligations of stores that were closed in the normal course of business:

Future Lease Obligations
Balance at February 2, 2008	$74
Additions	4
Payments	(13)

Balance at January 31, 2009	65
Additions	4
Payments	(11)

Balance at January 30, 2010	$58

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

Benefit Plans

Effective February 3, 2007, the Company adopted the new standards for recognition and disclosure provisions (except for the measurement date change) for defined benefit pension and other postretirement plans, which requires the recognition of the funded status of its retirement plans on the Consolidated Balance Sheet.  Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”).  The Company adopted the measurement date provisions of these new standards effective February 3, 2008.  The majority of our pension and postretirement plans previously used a December 31 measurement date.  All plans are now measured as of the Company’s fiscal year end.  In 2008, the non-cash effect of the adoption of the measurement date provisions decreased shareowners’ equity by approximately $5 ($3 after-tax) and increased long-term liabilities by approximately $5.  There was no effect on the Company’s results of operations.

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

The Company administers and makes contributions to the employee 401(k) retirement savings accounts.  Contributions to the employee 401(k) retirement savings accounts are expensed when contributed.  Refer to Note 13 for additional information regarding the Company’s benefit plans.

Stock Based Compensation

The Company accounts for stock options under fair value recognition provisions.  Under this method, the Company recognizes compensation expense for all share-based payments granted after January 29, 2006, as well as all share-based payments granted prior to, but not yet vested as of, January 29, 2006.  The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  In addition, the Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the grant date of the award, over the period the awards lapse.

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

Uncertain Tax Positions

Effective February 4, 2007, the Company adopted new standards for accounting for uncertainty in income taxes.  These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  These standards also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 30, 2010, the most recent examination concluded by the Internal Revenue Service covered the years 2002 through 2004.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Self-Insurance Costs

The Company is primarily self-insured for costs related to workers’ compensation and general liability claims.  Liabilities are actuarially determined and are recognized based on claims filed and an estimate of claims incurred but not reported.  The liabilities for workers’ compensation claims are accounted for on a present value basis.  The Company has purchased stop-loss coverage to limit its exposure to any significant exposure on a per claim basis.  The Company is insured for covered costs in excess of these per claim limits.

The following table summarizes the changes in the Company’s self-insurance liability through January 30, 2010.

	2009	2008	2007
Beginning balance	$468	$470	$440
Expense	202	189	215
Claim payments	(185)	(191)	(185)
Ending balance	485	468	470
Less current portion	(182)	(192)	(183)
Long-term portion	$303	$276	$287

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

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale.  Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold.  Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons.  The Company records a receivable from the vendor for the difference in sales price and cash received.  Pharmacy sales are recorded when provided to the customer.  Sales taxes are not recorded as a component of sales.  The Company does not recognize a sale when it sells its own gift cards and gift certificates.  Rather, it records a deferred liability equal to the amount received.  A sale is then recognized when the gift card or gift certificate is redeemed to purchase the Company’s products.  Gift card and certificate breakage is recognized when redemption is deemed remote.

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

The Company recognizes all vendor allowances as a reduction in merchandise costs when the related product is sold.  When possible, vendor allowances are applied to the related product cost by item and, therefore, reduce the carrying value of inventory by item.  When the items are sold, the vendor allowance is recognized.  When it is not possible, due to systems constraints, to allocate vendor allowances to the product by item, vendor allowances are recognized as a reduction in merchandise costs based on inventory turns and, therefore, recognized as the product is sold.

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s pre-tax advertising costs totaled $529 in 2009, $532 in 2008 and $506 in 2007.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

Deposits In-Transit

Deposits in-transit generally represent funds deposited to the Company’s bank accounts at the end of the year related to sales, a majority of which were paid for with credit cards and checks, to which the Company does not have immediate access.

Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments.  Book overdrafts, which are included in accounts payable, represent disbursements that are funded as the item is presented for payment.  Book overdrafts totaled $677, $663 and $661 as of January 30, 2010, January 31, 2009, and February 2, 2008, respectively, and are reflected as a financing activity in the Consolidated Statements of Cash Flows.

Segments

The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores throughout the United States.  The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, are its only reportable segment. All of the Company’s operations are domestic.

2.              GOODWILL

The following table summarizes the changes in the Company’s net goodwill balance through January 30, 2010.

	2009	2008
Balance beginning of the year
Goodwill	$3,672	$3,545
Accumulated impairment losses	(1,401)	(1,401)
	2,271	2,144

Activity during the year
Goodwill impairment charge	(1,113)	—
Goodwill recorded	—	127
	(1,113)	127

Balance end of year
Goodwill	3,672	3,672
Accumulated impairment losses	(2,514)	(1,401)
	$1,158	$2,271

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The annual evaluation of goodwill performed during the fourth quarter of 2009, 2008 and 2007 did not result in impairment.  In the third quarter of 2009, the Company’s operating performance suffered due to deflation and intense competition.  During the third quarter of 2009, based on revised forecasts for 2009 and the initial results of the Company’s 2010 annual budget process of the supermarket reporting units, management believed that there were circumstances evident to warrant impairment testing of these reporting units.  In the third quarter of 2009, the Company did not test the variable interest entities with recorded goodwill for impairment as no triggering event occurred.

Based on the results of the Company’s step 1 analysis in the third quarter of 2009, the Ralphs reporting unit in Southern California was the only reporting unit for which there was a potential impairment.  The operating performance of the Ralphs reporting unit was significantly affected by the current economic conditions and responses to competitive actions in Southern California.  As a result of this decline in current and future expected cash flows, along with comparable fair value information, management concluded that the carrying value of goodwill for the Ralphs reporting unit exceeded its implied fair value, resulting in a pre-tax impairment charge of $1,113 ($1,036 after-tax).  Subsequent to the impairment, no goodwill remains at the Ralphs reporting unit.

Based on current and future expected cash flows, the Company believes additional goodwill impairments are not reasonably possible.  A 10% reduction in fair value of the Company’s reporting units would not indicate a potential for impairment of the Company’s remaining goodwill balance, except for one supermarket and one variable interest entity reporting unit with recorded goodwill of $19 and $102, respectively.

In 2008, the Company had additions to goodwill in the amount of $127.  The recorded goodwill was due to investments made in The Little Clinic LLC and becoming the primary beneficiary of i-wireless, LLC in 2008.

3.              PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2009	2008
Land	$2,058	$1,944
Buildings and land improvements	6,999	6,457
Equipment	9,553	8,993
Leasehold improvements	5,483	5,076
Construction-in-progress	1,010	880
Leased property under capital leases and financing obligations	570	550

Total property, plant and equipment	25,673	23,900
Accumulated depreciation and amortization	(11,744)	(10,739)

Property, plant and equipment, net	$13,929	$13,161

Accumulated depreciation for leased property under capital leases was $299 at January 30, 2010, and $283 at January 31, 2009.

Approximately $382 and $396, original cost, of Property, Plant and Equipment collateralized certain mortgages at January 30, 2010 and January 31, 2009, respectively.

4.              TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2009	2008	2007
Federal
Current	$193	$304	$758
Deferred	275	331	(143)

	468	635	615
State and local
Current	41	46	71
Deferred	23	36	(22)

	64	82	49

Total	$532	$717	$664

A reconciliation of the statutory federal rate and the effective rate follows:

	2009	2008	2007
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	7.1%	2.7%	1.7%
Credits	(3.4)%	(1.0)%	(0.9)%
Favorable resolution of issues	(2.5)%	—	(1.8)%
Goodwill impairment	53.9%	—	—
Other changes, net	0.3%	(0.2)%	1.2%

	90.4%	36.5%	35.2%

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2009	2008
Current deferred tax assets:
Net operating loss and credit carryforwards	$2	$2
Compensation related costs	58	43

Total current deferred tax assets	60	45

Current deferred tax liabilities:
Insurance related costs	(119)	(104)
Inventory related costs	(228)	(259)
Other	(54)	(43)

Total current deferred tax liabilities	(401)	(406)

Current deferred taxes	$(341)	$(361)

Long-term deferred tax assets:
Compensation related costs	$487	$461
Lease accounting	100	100
Closed store reserves	69	65
Insurance related costs	85	64
Net operating loss and credit carryforwards	38	51
Other	3	13

Long-term deferred tax assets, net	782	754
Long-term deferred tax liabilities:
Depreciation	(1,337)	(1,138)
Other	(13)	—

Total long-term deferred tax liabilities	(1,350)	(1,138)

Long-term deferred taxes	$(568)	$(384)

At January 30, 2010, the Company had net operating loss carryforwards for state income tax purposes of $337 that expire from 2010 through 2029.  The utilization of certain of the Company’s net operating loss carryforwards may be limited in a given year.

At January 30, 2010, the Company had State credits of $26, some of which expire from 2010 through 2027.  The utilization of certain of the Company’s credits may be limited in a given year.

Effective February 4, 2007, the Company adopted new standards for accounting for uncertainty in income taxes.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $694.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
Beginning balance	$492	$469	$694
Additions based on tax positions related to the current year	111	53	49
Reductions based on tax positions related to the current year	(4)	(6)	(32)
Additions for tax positions of prior years	33	4	11
Reductions for tax positions of prior years	(16)	(11)	(162)
Settlements	(30)	(17)	(90)
Reductions due to lapse of statute of limitation	—	—	(1)
Ending balance	$586	$492	$469

The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

As of January 30, 2010, January 31, 2009 and February 2, 2008, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $132, $116 and $120 respectively.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense.  During the years ended January 30, 2010, January 31, 2009 and February 2, 2008,  the Company recognized approximately $4,  $6 and $(11) respectively, in interest and penalties.  The Company had accrued approximately $108 and $99 for the payment of interest and penalties as of January 30, 2010 and January 31, 2009, respectively.

The IRS concluded a field examination of the Company’s 2002 — 2004 U.S. tax returns during the third quarter of 2007 and is currently auditing years 2005 — 2007.  The audit is expected to be completed in the next twelve months.  Additionally, the Company has a case in the U.S. Tax Court.  A decision on this case is expected within the next 12 months.  In connection with this case, the Company has extended the statute of limitations on our tax years after 1991 and those years remain open to examination.  States have a limited time frame to review and adjust federal audit changes reported.  Assessments made and refunds allowed are generally limited to the federal audit changes reported.

5.             DEBT OBLIGATIONS

Long-term debt consists of:

	2009	2008
Credit facility, commercial paper and money market borrowings	$—	$129
4.95% to 9.20% Senior notes and debentures due through 2038	7,308	7,186
5.00% to 9.95% Mortgages due in varying amounts through 2034	105	119
Other	163	163

Total debt	7,576	7,597
Less current portion	(549)	(528)

Total long-term debt	$7,027	$7,069

In 2008, the Company issued $400 of senior notes bearing an interest rate of 5.0% due in 2013, $375 of senior notes bearing an interest rate of 6.9% due in 2038 and $600 of senior notes bearing an interest rate of 7.5% due in 2014.

In 2009, the Company issued $500 of senior notes bearing an interest rate of 3.9% due in 2015, the proceeds of which will be used to repay $500 of senior notes bearing an interest rate of 8.05% maturing in the first quarter of 2010.  In 2009, the Company repaid $350 of senior notes bearing an interest rate of 7.25%.

As of January 30, 2010, the Company had a $2,500 Five-Year Credit Agreement maturing in 2011, unless earlier terminated by the Company.  Borrowings under the credit agreement bear interest at the option of the Company at a rate equal to either (i) the highest, from time to time of (A) the base rate of JP Morgan Chase Bank, N.A., (B) ½% over a moving average of secondary market morning offering rates for three-month certificates of deposit adjusted for reserve requirements, and (C) ½% over the federal funds rate or (ii) an adjusted Eurodollar rate based upon the London Interbank Offered Rate (“Eurodollar Rate”) plus an applicable margin.  In addition, the Company pays a facility fee in connection with the credit agreement.  Both the applicable margin and the facility fee vary based upon the Company’s achievement of a financial ratio or credit rating.  At January 30, 2010, the applicable margin was 0.19%, and the facility fee was 0.06%.  The credit facility contains covenants, which, among other things, require the maintenance of certain financial ratios, including fixed charge coverage and leverage ratios.  The Company may prepay the credit agreement in whole or in part, at any time, without a prepayment penalty.   In addition to the credit agreement, the Company maintained three uncommitted money market lines totaling $100 in the aggregate.  The money market lines allow the Company to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of January 30, 2010, the Company had no borrowings under its credit agreement, money market lines or outstanding commercial paper.  The outstanding letters of credit that reduce funds available under the Company’s credit agreement totaled $313 as of January 30, 2010.

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

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2009, and for the years subsequent to 2009 are:

2010	$549
2011	513
2012	933
2013	1,514
2014	312
Thereafter	3,755

Total debt	$7,576

6.              DERIVATIVE FINANCIAL INSTRUMENTS

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

Annually, the Company reviews with the Financial Policy Committee of the Board of Directors compliance with these guidelines.  These guidelines may change as the Company’s needs dictate.

Fair Value Interest Rate Swaps

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of January 30, 2010, and January 31, 2009.

	2009		2008
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$1,625	$—	$—	$—
Number of contracts	18	—	—	—
Duration in years	2.74	—	—	—
Average variable rate	3.80%	—	—	—
Average fixed rate	5.87%	—	—	—
Maturity	Between April 2012 and April 2013

The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in current income as “Interest expense.”  These gains and losses for 2009 were as follows:

	Year-To-Date
	January 30, 2010
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$26	$(28)

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheet:

	Asset Derivatives
	Fair Value
Derivatives Designated as Fair Value Hedging Instruments	January 30, 2010	Balance Sheet Location
Interest Rate Hedges	$26	Other Assets

In 2008, the Company terminated nine fair value interest rate swaps with a total notional amount of $900.  Three of these terminated interest rate swaps were purchased and became ineffective fair value hedges in 2008.  The proceeds received at termination were credited to interest expense in the amount of $15.

As of January 30, 2010, the Company has unamortized proceeds from twelve interest rate swaps once classified as fair value hedges totaling approximately $31.  The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining term of the debt.  As of January 30, 2010, the Company expects to reclassify an unrealized gain of $14 from this adjustment to the carrying values of the underlying debt to earnings over the next twelve months.

Cash Flow Forward-Starting Interest Rate Swaps

As of January 30, 2010 and January 31, 2009, the Company did not maintain any forward-starting interest rate swap derivatives.

The Company has unamortized net payments from three forward-starting interest rate swaps once classified as cash flow hedges totaling approximately $11 ($7 net of tax).  The unamortized proceeds and payments from these terminated forward-starting interest rate swaps have been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedges relate are made.  As of January 30, 2010, the Company expects to reclassify an unrealized net loss of $3 from AOCI to earnings over the next twelve months.

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for 2009:

	Year-To-Date January 30, 2010
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) in AOCI on Derivative (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain/(Loss) Reclassified into Income (Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax	$(7)	$(2)	Interest expense

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

7.              FAIR VALUE MEASUREMENTS

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

For items carried at fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at January 30, 2010 and January 31, 2009:

January 30, 2010 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$10	$—	$—	$10
Long-Lived Assets	—	—	44	44
Interest Rate Hedges	—	26	—	26
Total	$10	$26	$44	$80

January 31, 2009 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$11	$—	$—	$11
Long-Lived Assets	—	—	15	15
Total	$11	$—	$15	$26

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 2 for further discussion related to the Company’s carrying value of goodwill and its goodwill impairment charge in 2009.   Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 for further discussion of the Company’s policies and recorded amounts for impairments of long-lived assets and valuation of store lease exit costs.  In 2009, long-lived assets with a carrying amount of $92 were written down to their fair value of $44, resulting in an impairment charge of $48.  In 2008, long-lived assets with a carrying amount of $41 were written down to their fair value of $15, resulting in an impairment charge of $26.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market price for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at respective year-ends.  At January 30, 2010, the fair value of total debt was $8,283 compared to a carrying value of $7,576.  At January 31, 2009, the fair value of total debt was $7,920 compared to a carrying value of $7,597.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At January 30, 2010 and January 31, 2009, the carrying and fair value of long-term investments for which fair value is determinable was $68 and $67, respectively.

8.              LEASES AND LEASE-FINANCED TRANSACTIONS

While the Company’s current strategy emphasizes ownership of store real estate, the Company operates primarily in leased facilities. Lease terms generally range from 10 to 20 years with options to renew for varying terms. Terms of certain leases include escalation clauses, percentage rent based on sales or payment of executory costs such as property taxes, utilities or insurance and maintenance. Rent expense for leases with escalation clauses or other lease concessions are accounted for on a straight-line basis beginning with the earlier of the lease commencement date or the date the Company takes possession.  Portions of certain properties are subleased to others for periods generally ranging from one to 20 years.

Rent expense (under operating leases) consists of:

	2009	2008	2007
Minimum rentals	$748	$762	$746
Contingent payments	11	12	11
Tenant income	(111)	(115)	(114)

Total rent expense	$648	$659	$643

Minimum annual rentals and payments under capital leases and lease-financed transactions for the five years subsequent to 2009 and in the aggregate are:

	Capital Leases	Operating Leases	Lease- Financed Transactions
2010	$54	$764	$5
2011	59	705	5
2012	49	652	5
2013	47	600	6
2014	43	546	6
Thereafter	221	3,692	109

	473	$6,959	$136

Less estimated executory costs included in capital leases	(1)

Net minimum lease payments under capital leases	472

Less amount representing interest	(185)

Present value of net minimum lease payments under capital leases	$287

Total future minimum rentals under noncancellable subleases at January 30, 2010, were $280.

9.              EARNINGS PER COMMON SHARE

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

	For the year ended January 30, 2010			For the year ended January 31, 2009			For the year ended February 2, 2008
(in millions, except per share amounts)	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$69	647	$0.11	$1,242	652	$1.91	$1,204	690	$1.75
Dilutive effect of stock options		3			6			7

Net earnings attributable to The Kroger Co. per diluted common share	$69	650	$0.11	$1,242	658	$1.89	$1,204	697	$1.73

The Company had undistributed and distributed earnings to participating securities totaling $1, $7 and $5 in 2009, 2008 and 2007, respectively.

For the years ended January 30, 2010, January 31, 2009 and February 2, 2008, there were options outstanding for approximately 20.2 million, 11.8 million and 2.0 million shares of common stock, respectively, that were excluded from the computation of net earnings attributable to The Kroger Co. per diluted common share.  These shares were excluded because their inclusion would have had an anti-dilutive effect on EPS.

The share amounts above for 2008 and 2007 differ from those previously reported due to adopting the new standards that clarify that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS.  The Company adopted the new standards effective February 1, 2009.

10.       STOCK OPTION PLANS

The Company grants options for common stock (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the stock at the date of grant.  The Company accounts for stock options under the fair value recognition provisions.  Under this method, the Company recognizes compensation expense for all share-based payments granted after January 29, 2006, as well as all share-based payments granted prior to, but not yet vested as of, January 29, 2006.  The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  Equity awards may be made at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings.  The 2009 primary grant was made in conjunction with the June meeting of the Company’s Board of Directors.

Stock options typically expire 10 years from the date of grant.  Stock options vest between one and five years from the date of grant, or for certain stock options, the earlier of the Company’s stock reaching certain pre-determined and appreciated market prices or nine years and six months from the date of grant.  At January 30, 2010, approximately 18 million shares of common stock were available for future option grants under these plans.

In addition to the stock options described above, the Company awards restricted stock to employees under various plans.  The restrictions on these awards generally lapse between one and five years from the date of the awards.  The Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the grant date of the award, over the period the awards lapse.  As of January 30, 2010, approximately seven million shares of common stock were available for future restricted stock awards under the 2005 and 2008 Long-Term Incentive Plans (the “Plans”).  The Company has the ability to convert shares available for stock options under the Plans to shares available for restricted stock awards.  Four shares available for common stock option awards can be converted into one share available for restricted stock awards.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares subject to option (in millions)	Weighted- average exercise price
Outstanding, year-end 2006	51.9	$20.09
Granted	3.4	$28.21
Exercised	(10.1)	$19.05
Canceled or Expired	(0.4)	$20.79

Outstanding, year-end 2007	44.8	$20.94
Granted	3.5	$28.49
Exercised	(8.3)	$21.04
Canceled or Expired	(0.3)	$23.08

Outstanding, year-end 2008	39.7	$21.58
Granted	3.6	$22.25
Exercised	(3.4)	$16.57
Canceled or Expired	(5.2)	$27.12

Outstanding, year-end 2009	34.7	$21.30

A summary of options outstanding and exercisable at January 30, 2010 follows:

Range of Exercise Prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Options exercisable	Weighted-average exercise price
	(in millions)	(in years)		(in millions)
$13.78 - $16.39	8.3	4.10	$15.68	7.7	$15.62
$16.40 - $19.60	5.0	3.77	$17.26	4.9	$17.25
$19.61 - $22.98	6.4	7.87	$21.29	2.2	$20.11
$22.99 - $26.82	8.5	2.03	$23.76	6.9	$23.75
$26.83 - $28.62	6.5	7.88	$28.45	3.3	$28.41

$13.78 - $28.62	34.7	4.95	$21.30	25.0	$20.25

The weighted-average remaining contractual life for options exercisable at January 30, 2010, was approximately 4.0 years.  The intrinsic value of options outstanding and exercisable at January 30, 2010 was $73 and $68, respectively.

Restricted stock

	Restricted shares outstanding (in millions)	Weighted-average grant-date fair value
Outstanding, year-end 2006	2.4	$20.02
Granted	2.5	$28.20
Lapsed	(1.4)	$19.90
Canceled or Expired	(0.1)	$22.69

Outstanding, year-end 2007	3.4	$25.89
Granted	2.5	$28.42
Lapsed	(1.7)	$26.48
Canceled or Expired	(0.1)	$25.70

Outstanding, year-end 2008	4.1	$27.22
Granted	2.6	$22.22
Lapsed	(2.2)	$27.33
Canceled or Expired	(0.1)	$25.33

Outstanding, year-end 2009	4.4	$24.25

The weighted-average fair value of stock options granted during 2009, 2008 and 2007 was $6.29, $8.65 and $9.66, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes extensive judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.  The decrease in the fair value of the stock options granted during 2009, compared to 2008 and 2007, resulted primarily from a decrease in the Company’s stock price.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2009	2008	2007
Weighted average expected volatility	28.06%	27.89%	29.23%
Weighted average risk-free interest rate	3.17%	3.63%	5.06%
Expected dividend yield	1.80%	1.50%	1.40%
Expected term (based on historical results)	6.8 years	6.8 years	6.9 years

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

Total stock compensation recognized in 2009, 2008 and 2007 was $83, $91 and $87, respectively.  Stock option compensation recognized in 2009, 2008 and 2007 was $29, $35 and $51, respectively.  Restricted shares compensation recognized in 2009, 2008 and 2007 was $54, $56 and $36 respectively.

The total intrinsic value of options exercised was $6, $18 and $33 in 2009, 2008 and 2007, respectively.  The total amount of cash received in 2009 by the Company from the exercise of options granted under share-based payment arrangements was $51.  As of January 30, 2010, there was $112 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under the Company’s equity award plans.  This cost is expected to be recognized over a weighted-average period of approximately three years.  The total fair value of options that vested was $39, $53 and $53 in 2009, 2008 and 2007, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares.  Proceeds received from the exercise of options, and the related tax benefit, may be utilized to repurchase shares of the Company’s stock under a stock repurchase program adopted by the Company’s Board of Directors.  During 2009, the Company repurchased approximately three  million shares of stock in such a manner.

For share-based awards granted prior to the adoption of the fair value recognition provisions, the Company’s stock option grants generally contained retirement-eligibility provisions that caused the options to vest upon the earlier of the stated vesting date or retirement.  Compensation expense was calculated over the stated vesting periods, regardless of whether certain employees became retirement-eligible during the respective vesting periods.  Under the fair value recognition provisions, the Company continued this method of recognizing compensation expense for awards granted prior to the adoption of the fair value recognition provisions.  For awards granted on or after January 29, 2006, options vest based on the stated vesting date, even if an employee retires prior to the vesting date.  The requisite service period ends, however, on the employee’s retirement-eligible date.  As a result, the Company recognizes expense for stock option grants containing such retirement-eligibility provisions over the shorter of the vesting period or the period until employees become retirement-eligible (the requisite service period).

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

Litigation — On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase.  The Company believes that it has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained.  However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company.  A decision on this case is expected within the next 12 months.  As of January 30, 2010, an adverse decision would require a cash payment up to approximately $488, including interest.  Any accounting implications of an adverse decision in this case would be charged through the statement of operations.

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

Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust, wage and hour, or civil rights laws, are pending against the Company. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where it is reasonably possible to estimate and where an adverse outcome is probable.  Nonetheless, assessing and predicting the outcomes of these matters involve substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Guarantees — The Company has guaranteed half of the indebtedness of two real estate entities in which Kroger has a 50% ownership interest.  The Company’s share of the responsibility for this indebtedness, should the entities be unable to meet their obligations, totals approximately $7.  Based on the covenants underlying this indebtedness as of January 30, 2010, it is unlikely that the Company will be responsible for repayment of these obligations.  The Company also agreed to guarantee, up to $25, the indebtedness of an entity in which Kroger has a 50% ownership interest.  The Company’s share of the responsibility, as of January 30, 2010, should the entity be unable to meet its obligations, totals approximately $25 and is collateralized by approximately $9 of inventory located in the Company’s stores.  The Company consolidates the entity because it is the primary beneficiary, and therefore the entire $25 is a liability on the consolidated balance sheet.

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

12.       STOCK

Preferred Stock

The Company has authorized five million shares of voting cumulative preferred stock; two million were available for issuance at January 30, 2010.  The stock has a par value of $100 per share and is issuable in series.

Common Stock

The Company has authorized one billion shares of common stock, $1 par value per share.  On May 20, 1999, the shareholders authorized an amendment to the Amended Articles of Incorporation to increase the authorized shares of common stock from one billion to two billion when the Board of Directors determines it to be in the best interest of the Company.

Common Stock Repurchase Program

The Company maintains stock repurchase programs that comply with Securities Exchange Act Rule 10b5-1 to allow for the orderly repurchase of The Kroger Co. stock, from time to time.  The Company made open market purchases totaling $156, $448 and $1,151 under these repurchase programs in 2009, 2008 and 2007, respectively.  In addition to these repurchase programs, in December 1999, the Company began a program to repurchase common stock to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the related tax benefit.  The Company repurchased approximately $62, $189 and $270 under the stock option program during 2009, 2008 and 2007, respectively.

13.       BENEFIT PLANS

Company-Sponsored Plans

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

Effective February 3, 2007, the Company adopted the new standards for recognition and disclosure provisions (except for the measurement date change) for defined benefit pension and other postretirement plans, which requires the recognition of the funded status of its retirement plans on the Consolidated Balance Sheet.  Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are required to be recorded as a component of AOCI.  The Company adopted the measurement date provisions of these new standards effective February 3, 2008.  The majority of our pension and postretirement plans previously used a December 31 measurement date.  All plans are now measured as of the Company’s fiscal year end.  In 2008, the non-cash effect of the adoption of the measurement date provisions decreased shareowners’ equity by approximately $5 ($3 after-tax) and increased long-term liabilities by approximately $5.  There was no effect on the Company’s results of operations.

Amounts recognized in AOCI as of January 30, 2010 consist of the following (pre-tax):

January 30, 2010	Pension Benefits	Other Benefits	Total
Unrecognized net actuarial loss (gain)	$1,011	$(62)	$949
Unrecognized prior service cost (credit)	4	(22)	(18)
Unrecognized transition obligation	1	—	1

Total	$1,016	$(84)	$932

Amounts in AOCI expected to be recognized as components of net periodic pension or postretirement benefit costs in 2010 are as follows (pre-tax):

January 30, 2010	Pension Benefits	Other Benefits	Total
Net actuarial loss (gain)	$52	$(2)	$50
Prior service cost (credit)	1	(5)	(4)

Total	$53	$(7)	$46

Other changes recognized in other comprehensive income in 2009 are as follows (pre-tax):

January 30, 2010	Pension Benefits	Other Benefits	Total
Incurred net actuarial loss	$142	$21	$163
Amortization of prior service credit (cost)	(2)	7	5
Amortization of net actuarial gain (loss)	(14)	5	(9)
Total recognized in other comprehensive income	126	33	159

Total recognized in net periodic benefit cost and other comprehensive income	$157	$49	$206

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plan		Other Benefits
	2009	2008	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$2,266	$2,342	$160	$139	$278	$320
Service cost	35	39	2	2	10	10
Interest cost	158	151	11	10	18	18
Plan participants’ contributions	—	—	—	—	8	8
Amendments	—	—	—	3	—	—
Actuarial (gain) loss	354	(148)	23	12	21	(55)
Benefits paid	(109)	(123)	(9)	(8)	(23)	(26)
Other	2	5	—	2	—	3

Benefit obligation at end of fiscal year	$2,706	$2,266	$187	$160	$312	$278

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$1,513	$2,230	$—	$—	$—	$—
Actual return on plan assets	425	(619)	—	—	—	—
Employer contributions	265	20	9	8	15	17
Plan participants’ contributions	—	—	—	—	8	9
Benefits paid	(109)	(123)	(9)	(8)	(23)	(26)
Other	2	5	—	—	—	—

Fair value of plan assets at end of fiscal year	$2,096	$1,513	$—	$—	$—	$—
Funded status at end of fiscal year	$(610)	$(753)	$(187)	$(160)	$(312)	$(278)
Net liability recognized at end of fiscal year	$(610)	$(753)	$(187)	$(160)	$(312)	$(278)

Other current liabilities as of January 30, 2010 and January 31, 2009 include $27 and $17 of net liability recognized, respectively.

As of January 30, 2010 and January 31, 2009, pension plan assets included no shares of The Kroger Co. common stock.

	Pension Benefits			Other Benefits
Weighted average assumptions	2009	2008	2007	2009	2008	2007
Discount rate — Benefit obligation	6.00%	7.00%	6.50%	5.80%	7.00%	6.50%
Discount rate — Net periodic benefit cost	7.00%	6.50%	5.90%	7.00%	6.50%	5.90%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase — Net periodic benefit cost	2.92%	2.99%	3.56%
Rate of compensation increase — Benefit Obligation	2.92%	2.92%	2.99%

The Company’s discount rate assumptions were intended to reflect the rates at which the pension benefits could be effectively settled.  They take into account the timing and amount of benefits that would be available under the plans. The Company’s methodology for selecting the discount rates as of year-end 2009 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity.  Benefit cash flows due in a particular year can theoretically be “settled” by “investing” them in the zero-coupon bond that matures in the same year.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 6.00% and 5.80% discount rates as of year-end 2009 for pension and other benefits, respectively, represents the equivalent single rates constructed under a broad-market AA yield curve constructed by an outside consultant.  The Company utilized a discount rate of 7.00% for year-end 2008 for both pension and other benefits.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of January 30, 2010, by approximately $316.

To determine the expected return on pension plan assets, the Company considers current and anticipated plan asset allocations as well as historical and forecasted returns on various asset categories.  For 2009, 2008 and 2007, the Company assumed a pension plan investment return rate of 8.5%.  The Company pension plan’s average return was 5.9% for the 10 calendar years ended December 31, 2009, net of all investment management fees and expenses.  The value of all investments in its Company-sponsored defined benefit pension plans during the calendar year ending December 31, 2009, net of investment management fees and expenses, increased 23.8%, primarily due to the strength of the market in 2009.  The Company believes its 8.5% pension return assumption is appropriate.  For the past 20 years, the Company average annual return has been 10.0%, and the average annual rate of return for the S&P 500 has been 9.3%.  In addition, forward looking assumptions for investments made in a manner consistent with the Company’s target allocations indicate an 8.5% return assumption is reasonable.

The fair value of plan assets increased in 2009 compared to 2008 due to the strength of the global financial markets in 2009.  This increase caused the Company’s underfunded status to decrease at January 30, 2010.

The Company uses the RP-2000 projected 2015 mortality table in calculating the pension obligation.

	Pension Benefits
	Qualified Plans			Non-Qualified Plan			Other Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$35	$39	$42	$2	$2	$2	$10	$10	$10
Interest cost	158	151	141	11	10	9	18	18	19
Expected return on plan assets	(191)	(178)	(165)	—	—	—	—	—	—
Amortization of:
Prior service cost	—	—	1	2	2	2	(7)	(7)	(6)
Actuarial (gain) loss	8	11	31	6	8	6	(5)	(3)	—

Net periodic benefit cost	$10	$23	$50	$21	$22	$19	$16	$18	$23

The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for all Company-sponsored pension plans.

	Qualified Plans		Non-Qualified Plan
	2009	2008	2009	2008
PBO at end of fiscal year	$2,706	$2,266	$187	$160
ABO at end of fiscal year	$2,506	$2,096	$172	$138
Fair value of plan assets at end of year	$2,096	$1,513	$—	$—

The following table provides information about the Company’s estimated future benefit payments.

	Pension Benefits	Other Benefits
2010	$125	$18
2011	$133	$19
2012	$144	$20
2013	$155	$20
2014	$165	$22
2015 — 2019	$999	$136

The following table provides information about the target and actual pension plan asset allocations.

	Target allocations	Actual allocations
	2009	2009	2008
Pension plan asset allocation
Global equity securities	23.0%	24.2%	21.4%
Emerging market equity securities	8.9	8.7	3.5
Investment grade debt securities	16.1	12.9	17.9
High yield debt securities	13.6	14.3	12.7
Private equity	6.6	6.3	9.2
Hedge funds	20.9	21.7	22.9
Real estate	2.5	2.3	3.2
Other	8.4	9.6	9.2

Total	100.0%	100.0%	100.0%

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

The current target allocations shown represent 2009 targets that were established in 2008 and revised slightly in 2009.  The Company will rebalance by liquidating assets whose allocation materially exceeds target, if possible, and investing in assets whose allocation is below target.  If markets are illiquid, the Company may not be able to rebalance to target quickly.  To maintain actual asset allocations consistent with target allocations, assets are reallocated or rebalanced periodically.  In addition, cash flow from employer contributions and participant benefit payments can be used to fund underweight asset classes and divest overweight asset classes, as appropriate.  The Company expects that cash flow will be sufficient to meet most rebalancing needs.  Although the Company is not required to make cash contributions to its Company-sponsored defined benefit pension plans during 2010, the Company expects to contribute approximately $110 million to these plans in 2010.  Additional contributions may be made if required under the Pension Protection Act to avoid any benefit restrictions. The Company expects any voluntary contributions made during 2010 will reduce its minimum required contributions in future years.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 7.60% initial health care cost trend rate and a 4.50% ultimate health care cost trend rate to determine its expense.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$3	$(3)
Effect on postretirement benefit obligation	$31	$(33)

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of January 30, 2010:

Assets at Fair Value as of January 30, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$6	$—	$—	$6
Corporate Stocks	372	—	—	372
Corporate Bonds	—	53	—	53
U.S. Government Obligations	—	68	—	68
Mutual Funds/Collective Trusts	130	559	—	689
Partnerships/Joint Ventures	—	201	—	201
Hedge Funds	—	—	455	455
Private Equity	—	—	128	128
Real Estate	—	—	49	49
Other	—	75	—	75
Total	$508	$956	$632	$2,096

For measurements using significant unobservable inputs (Level 3) during 2009, a reconciliation of the beginning and ending balances is as follows:

	Hedge Funds	Private Equity	Real Estate
Beginning balance, February1, 2009	$347	$140	$49
Contributions into Fund	24	12	17
Realized gains (losses)	—	—	(4)
Unrealized gains (losses)	84	(11)	(12)
Distributions	—	(7)	(1)
Other	—	(6)	—
Ending balance, January 30, 2010	$455	$128	$49

See Note 7 for a discussion of the levels of the fair value hierarchy.  The assets’ fair value measurement level above is based on the lowest level of any input that is significant to the fair value measurement.

The following is a description of the valuation methods used for the plan’s assets measured at fair value in the above two tables:

•                  Cash: The carrying value approximates fair value.

•                  Corporate Stocks: The fair values of these securities are based on observable market quotations for identical assets and are valued at the closing price reported on the active market on which the individual securities are traded.

•                  Corporate Bonds: The fair values of these securities are primarily based on observable market quotations for identical or similar bonds, valued at the closing price reported on the active market on which the individual securities are traded.  When such quoted prices are not available, the bonds are valued using a discounted cash flows approach using current yields on similar instruments of issuers with similar credit ratings, including adjustments for certain risks that may not be observable, such as credit and liquidity risks.

•                  U.S. Government Obligations: Certain U.S. Government Obligations are valued at the closing price reported in the active market in which the security is traded. Other U.S. government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar securities, the security is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

•                  Mutual Funds/Collective Trusts: The collective trust funds are public investment vehicles valued using a Net Asset Value (NAV) provided by the manager of each fund.  The NAV is based on the underlying net assets owned by the fund, divided by the number of shares outstanding.  The NAV’s unit price is quoted on a private market that is not active.  However, the NAV is based on the fair value of the underlying securities within the fund, which are traded on an active market, and valued at the closing price reported on the active market on which those individual securities are traded.

•                  Partnerships/Joint Ventures: These funds consist primarily of U.S. government securities, Corporate Bonds, and corporate stocks, which are valued in a manner consistent with these types of investments, noted above.

•                  Hedge Funds: Hedge funds are private investment vehicles valued using a Net Asset Value (NAV) provided by the manager of each fund.  The NAV is based on the underlying net assets owned by the fund, divided by the number of shares outstanding.  The NAV’s unit price is quoted on a private market that is not active.  The NAV is based on the fair value of the underlying securities within the funds, which are typically traded on an active market, and valued at the closing price reported on the active market on which those individual securities are traded.  For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager to value investments.  Fair values of all investments are adjusted, if necessary, based on audits of the Hedge Fund financial statements; such adjustments are reflected in the fair value of the plan’s assets.

•                  Private Equity: Private Equity investments are valued based on the fair value of the underlying securities within the fund, which include investments both traded on an active market and not traded on an active market. For those investments that are traded on an active market, the values are based on the closing price reported on the active market on which those individual securities are traded.  For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager to value investments.  Fair values of all investments are adjusted annually, if necessary, based on audits of the private equity fund financial statements; such adjustments are reflected in the fair value of the plan’s assets.

•                  Real Estate: Real estate investments include investments in real estate funds managed by a fund manager.  These investments are valued using a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuations methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.

The Company contributed and expensed $115, $92 and $90 to employee 401(k) retirement savings accounts in 2009, 2008 and 2007, respectively.  The 401(k) retirement savings account plan provides to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, plan compensation, and length of service.

The Company also administers other defined contribution plans for eligible employees.  The cost of these plans for 2009, 2008 and 2007 was $8.

Multi-Employer Plans

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

The Company recognizes expense in connection with these plans as contributions are funded.  The Company made contributions to these funds, and recognized expense, of $233 in 2009, $219 in 2008, and $207 in 2007.

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

14.       RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2008, the FASB amended its existing standards to provide additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans.  The new standards require disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the effect of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets.  The new standards become effective for fiscal years ending after December 15, 2009.  The Company adopted the amended standards effective January 30, 2010.  See Note 13 to the Consolidated Financial Statements for the new required disclosures.

Effective May 24, 2009, the Company adopted new standards for subsequent events.  The purpose of the new standards is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  See Note 17 to the Consolidated Financial Statements for the new required disclosures.

Effective May 24, 2009, the Company adopted  new standards that effect the accounting and disclosures related to certain financial instruments including: (a) providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased; (b) identifying circumstances that indicate a transaction is not orderly; (c) amending the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements; and (d) requiring disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.  The new disclosures are included in Note 7 to the Consolidated Financial Statements.  The adoption of these new standards did not have a material effect on the Company’s Consolidated Financial Statements.

Effective February 1, 2009, the Company adopted the new standards that require enhanced disclosures on an entity’s derivative and hedging activities.  The new disclosures are included in Note 6 to the Consolidated Financial Statements.

Effective February 1, 2009, the Company adopted the new standards that clarify that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the computation of EPS pursuant to the two-class method.  See Note 9 to the Consolidated Financial Statements for further discussion of its adoption.

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

Effective January 31, 2009, the Company adopted the amended standards related to disclosures about interests in VIEs.  These amended standards require additional disclosures about an entity’s involvement with variable interest entities and transfers of financial assets.  The adoption of these new amended standards did not change any disclosures in the Company’s Consolidated Financial Statements due to the Company’s VIE’s being immaterial.

15.       RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB amended its existing standards to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The new standards will become effective for the Company’s fiscal year beginning January 31, 2010.  While the Company is still finalizing its evaluation of the impact of these amended standards on its Consolidated Financial Statements, the Company believes these new standards will not have a material impact on its Consolidated Financial Statements.

In January 2010, the FASB issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. This guidance is effective for the Company for the first quarter of 2010, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosures are effective for the Company for the first quarter of 2011.  The Company does not expect that this guidance will have a material impact on its Consolidated Financial Statements.

16.       GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of its subsidiaries (the “Guarantor Subsidiaries”).  At January 30, 2010, a total of approximately $7,308 of Guaranteed Notes was outstanding.  The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of The Kroger Co.  Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.  The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

The following tables present summarized financial information as of January 30, 2010 and January 31, 2009 and for the three years ended January 30, 2010.

Condensed Consolidating

Balance Sheets

As of January 30, 2010

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$29	$395	$—	$424
Deposits in-transit	76	578	—	654
Receivables	2,173	734	(1,998)	909
Net inventories	460	4,442	—	4,902
Prepaid and other current assets	405	156	—	561

Total current assets	3,143	6,305	(1,998)	7,450

Property, plant and equipment, net	1,823	12,106	—	13,929
Goodwill	5	1,153	—	1,158
Other assets	814	1,771	(2,029)	556
Investment in and advances to subsidiaries	9,999	—	(9,999)	—

Total Assets	$15,784	$21,335	$(14,026)	$23,093

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$579	$—	$—	$579
Trade accounts payable	372	3,518	—	3,890
Other current liabilities	1,135	6,137	(4,027)	3,245

Total current liabilities	2,086	9,655	(4,027)	7,714

Long-term debt including obligations under capital leases and financing obligations
Face value of long-term debt including obligations under capital leases and financing obligations	7,420	—	—	7,420
Adjustment related to fair value interest rate hedges	57	—	—	57

Long-term debt including obligations under capital leases and financing obligations	7,477	—	—	7,477
Other long-term liabilities	1,315	1,681	—	2,996

Total Liabilities	10,878	11,336	(4,027)	18,187

Shareowners’ Equity	4,906	9,999	(9,999)	4,906

Total Liabilities and Shareowners’ equity	$15,784	$21,335	$(14,026)	$23,093

Condensed Consolidating

Balance Sheets

As of January 31, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$27	$236	$—	$263
Deposits in-transit	71	560	—	631
Receivables	2,150	765	(1,971)	944
Net inventories	384	4,521	—	4,905
Prepaid and other current assets	366	143	—	509

Total current assets	2,998	6,225	(1,971)	7,252

Property, plant and equipment, net	1,747	11,414	—	13,161
Goodwill	5	2,266	—	2,271
Other assets	797	1,562	(1,786)	573
Investment in and advances to subsidiaries	10,517	—	(10,517)	—

Total Assets	$16,064	$21,467	$(14,274)	$23,257

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$558	$—	$—	$558
Trade accounts payable	386	3,436	—	3,822
Other current liabilities	879	6,144	(3,757)	3,266

Total current liabilities	1,823	9,580	(3,757)	7,646

Long-term debt including obligations under capital leases and financing obligations
Face value of long-term debt including obligations under capital leases and financing obligations	7,460	—	—	7,460
Adjustment related to fair value interest rate hedges	45	—	—	45

Long-term debt including obligations under capital leases and financing obligations	7,505	—	—	7,505
Other long-term liabilities	1,436	1,370	—	2,806

Total Liabilities	10,764	10,950	(3,757)	17,957

Shareowners’ Equity	5,300	10,517	(10,517)	5,300

Total Liabilities and Shareowners’ equity	$16,064	$21,467	$(14,274)	$23,257

Condensed Consolidating

Statements of Operations

For the Year ended January 30, 2010

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$9,821	$68,251	$(1,339)	$76,733
Merchandise costs, including advertising, warehousing and transportation	8,027	52,270	(1,339)	58,958
Operating, general and administrative	1,700	11,698	—	13,398
Rent	119	529	—	648
Depreciation and amortization	174	1,351	—	1,525
Goodwill impairment charge	—	1,113	—	1,113

Operating profit (loss)	(199)	1,290	—	1,091
Interest expense	493	9	—	502
Equity in earnings of subsidiaries	787	—	(787)	—

Earnings (loss) before income tax expense	95	1,281	(787)	589
Income tax expense	25	507	—	532

Net earnings (loss) including noncontrolling interests	70	774	(787)	57

Net loss attributable to noncontrolling interests	—	(13)	—	(13)

Net earnings (loss) attributable to The Kroger Co.	$70	$787	$(787)	$70

Condensed Consolidating

Statements of Operations

For the Year ended January 31, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$9,557	$67,863	$(1,272)	$76,148
Merchandise costs, including advertising, warehousing and transportation	7,816	52,000	(1,272)	58,544
Operating, general and administrative	1,657	11,393	—	13,050
Rent	128	531	—	659
Depreciation and amortization	157	1,286	—	1,443

Operating profit (loss)	(201)	2,653	—	2,452
Interest expense	480	5	—	485
Equity in earnings of subsidiaries	2,022	—	(2,022)	—

Earnings (loss) before income tax expense	1,341	2,648	(2,022)	1,967
Income tax expense	92	625	—	717

Net earnings (loss) including noncontrolling interests	1,249	2,023	(2,022)	1,250

Net earnings attributable to noncontrolling interests	—	1	—	1

Net earnings (loss) attributable to The Kroger Co.	$1,249	$2,022	$(2,022)	$1,249

Condensed Consolidating

Statements of Operations

For the Year ended February 2, 2008

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$9,022	$62,583	$(1,269)	$70,336
Merchandise costs, including advertising, warehousing and transportation	6,877	48,103	(1,269)	53,711
Operating, general and administrative	1,666	10,599	—	12,265
Rent	125	518	—	643
Depreciation and amortization	148	1,207	—	1,355

Operating profit	206	2,156	—	2,362
Interest expense	468	6	—	474
Equity in earnings of subsidiaries	1,539	—	(1,539)	—

Earnings (loss) before income tax expense	1,277	2,150	(1,539)	1,888
Income tax expense	68	596	—	664

Net earnings (loss) including noncontrolling interests	1,209	1,554	(1,539)	1,224

Net earnings attributable to noncontrolling interests	—	15	—	15

Net earnings (loss) attributable to The Kroger Co.	$1,209	$1,539	$(1,539)	$1,209

Condensed Consolidating

Statements of Cash Flows

For the Year ended January 30, 2010

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash (used) provided by operating activities	$(628)	$3,550	$2,922

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(217)	(2,080)	(2,297)
Other	(3)	(33)	(30)

Net cash used by investing activities	(214)	(2,113)	(2,327)

Cash flows from financing activities:
Dividends paid	(238)	—	(238)
Proceeds from issuance of long-term debt	511	—	511
Payments on long-term debt	(432)	—	(432)
Proceeds from issuance of capital stock	55	—	55
Treasury stock purchases	(218)	—	(218)
Other	(139)	27	(112)
Net change in advances to subsidiaries	1,305	(1,305)	—

Net cash (used) provided by financing activities	844	(1,278)	(434)

Net increase in cash and temporary cash investments	2	159	161

Cash and temporary cash investments:
Beginning of year	27	236	263

End of year	$29	$395	$424

Condensed Consolidating

Statements of Cash Flows

For the Year ended January 31, 2009

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash (used) provided by operating activities	$(757)	$3,653	$2,896

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(257)	(1,892)	(2,149)
Other	(39)	9	(30)

Net cash used by investing activities	(296)	(1,883)	(2,179)

Cash flows from financing activities:
Dividends paid	(227)	—	(227)
Proceeds from issuance of long-term debt	1,377	—	1,377
Payments on long-term debt	(1,048)	—	(1,048)
Proceeds from issuance of capital stock	187	—	187
Treasury stock purchases	(637)	—	(637)
Other	(430)	9	(421)
Net change in advances to subsidiaries	1,759	(1,759)	—

Net cash (used) provided by financing activities	981	(1,750)	(769)

Net increase (decrease) in cash and temporary cash investments	(72)	20	(52)

Cash from consolidated Variable Interest Entity	73	—	73

Cash and temporary cash investments:
Beginning of year	26	216	242

End of year	$27	$236	$263

Condensed Consolidating

Statements of Cash Flows

For the Year ended February 2, 2008

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash (used) provided by operating activities	$(940)	$3,521	$2,581

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(210)	(1,916)	(2,126)
Other	(29)	(63)	(92)

Net cash used by investing activities	(239)	(1,979)	(2,218)

Cash flows from financing activities:
Dividends paid	(202)	—	(202)
Proceeds from issuance of long-term debt	1,372	—	1,372
Payments on long-term debt	(560)	—	(560)
Proceeds from issuance of capital stock	224	—	224
Treasury stock purchases	(1,421)	—	(1,421)
Other	218	59	277
Net change in advances to subsidiaries	1,549	(1,549)	—

Net cash (used) provided by financing activities	1,180	(1,490)	(310)

Net increase in cash and temporary cash investments	1	52	53

Cash and temporary cash investments:
Beginning of year	25	164	189

End of year	$26	$216	$242

17.       SUBSEQUENT EVENTS

In February 2010, the Company purchased the remaining outstanding shares of The Little Clinic LLC for $86.  At year-end 2009, The Little Clinic LLC was a consolidated VIE.

On March 9, 2010, the Company filed an action (The Kroger Co., et al. v. Excentus Corporation, Case No. 1:10-cv-00161-SSB, in the United States District Court for the Southern District of Ohio, Western Division at Cincinnati) seeking a declaration that the Company’s actions related to fuel rewards programs do not infringe certain patents allegedly held by Excentus Corporation and that certain patents allegedly held by Excentus Corporation are invalid.  Shortly after the Company filed the action, on March 9, 2010, Excentus Corporation filed an action against the Company (Excentus Corporation v. The Kroger Co., Case No. 3:10-cv-00483, in the United States District Court for the Northern District of Texas, Dallas Division) seeking to recover damages from the Company for its alleged infringement of patents claimed to be held by Excentus Corporation, along with injunctive relief enjoining the Company from infringing the patents by reason of its actions related to fuel reward programs.  Although these lawsuits are subject to uncertainties inherent in the litigation process and have only recently been filed, based on the information available to the Company, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

18.       QUARTERLY DATA (UNAUDITED)

	Quarter
2009	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$22,789	$17,728	$17,662	$18,554	$76,733
Net earnings (loss) attributable to The Kroger Co.	$435	$255	$(875	$255	$70
Net earnings (loss) attributable to The Kroger Co. per basic common share	$0.67	$0.39	$(1.35)	$0.39	$0.11
Average number of shares used in basic calculation	648	648	646	644	647
Net earnings (loss) attributable to The Kroger Co. per diluted common share	$0.66	$0.39	$(1.35)	$0.39	$0.11
Average number of shares used in diluted calculation	651	651	646	648	650

	Quarter
2008	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$23,137	$18,088	$17,615	$17,308	$76,148
Net earnings attributable to The Kroger Co.	$386	$277	$237	$349	$1,249
Net earnings attributable to The Kroger Co. per basic common share	$0.58	$0.42	$0.36	$0.54	$1.91
Average number of shares used in basic calculation	657	651	649	648	652
Net earnings attributable to The Kroger Co. per diluted common share	$0.58	$0.42	$0.36	$0.53	$1.89
Average number of shares used in diluted calculation	663	658	655	654	658

Annual amounts may not sum due to rounding.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.             CONTROLS AND PROCEDURES.

As of January 30, 2010, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of January 30, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in Kroger’s internal control over financial reporting during the fiscal quarter ended January 30, 2010, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of January 30, 2010.

The effectiveness of the Company’s internal control over financial reporting as of January 30, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the copies of all Section 16(a) forms received by the Company, and any written representations from certain persons that no Forms 5 were required by those persons, the Company believes that during 2009 all filing requirements applicable to its officers, directors and 10% beneficial owners were timely satisfied, with one exception.  Mr. Ronald L. Sargent filed a Form 4 three days late, reporting phantom shares received in connection with a deferred compensation plan, due to a technical failure by the plan record keeper that caused him to receive late notification of the transaction.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of March 30, 2010.  Except as otherwise noted, each person has held office for at least five years.  Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History
Kathleen S. Barclay	54	Ms. Barclay was elected Senior Vice President, Human Resources on December 10, 2009. Prior to her election, she headed Global Human Resources for General Motors Corporation for more than ten years.

Donald E. Becker	61

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

David B. Dillon	59

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

Kevin M. Dougherty	57

Mr. Dougherty was elected Group Vice President, Logistics effective May 6, 2004. Mr. Dougherty joined the Company as Vice President, Supply Chain Operations in 2001. Before joining the Company, he maintained an independent consulting practice focusing on logistics and operational performance.

Joseph A. Grieshaber, Jr.	52

Mr. Grieshaber was elected Group Vice President, Perishables Merchandising and Procurement, effective August 4, 2003. Prior to this, he held a variety of management positions within the Company, most recently serving as Vice President of Merchandising for the Company’s Great Lakes Marketing Area. Mr. Grieshaber joined the Company in 1983.

Paul W. Heldman	58

Mr. Heldman was elected Executive Vice President effective May 5, 2006, Senior Vice President effective October 5, 1997, Secretary on May 21, 1992, and Vice President and General Counsel effective June 18, 1989. Prior to his election, he held various positions in the Company’s Law Department. Mr. Heldman joined the Company in 1982.

Scott M. Henderson	54

Mr. Henderson was elected Vice President effective June 26, 2003 and Treasurer effective January 6, 2002. Mr. Henderson joined the Company in 1981 as Manager of Financial Reporting. He held a variety of management positions and was promoted to Vice President of Planning in February 2000.

Christopher T. Hjelm	48

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

Carver L. Johnson	60

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

Calvin J. Kaufman	47

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

Lynn Marmer	57

Ms. Marmer was elected Group Vice President, Corporate Affairs effective January 19, 1998. Prior to her election, Ms. Marmer was an attorney in the Company’s Law Department. Ms. Marmer joined the Company in 1997. Before joining the Company she was a partner in the law firm of Dinsmore & Shohl.

W. Rodney McMullen	49

Mr. McMullen was elected President and Chief Operating Officer effective August 1, 2009. Prior to that he was elected Vice Chairman effective June 26, 2003, Executive Vice President, Strategy, Planning and Finance effective January 26, 2000, Executive Vice President and Chief Financial Officer effective May 20, 1999, Senior Vice President effective October 5, 1997, and Group Vice President and Chief Financial Officer effective June 18, 1995. Before that he was appointed Vice President, Control and Financial Services on March 4, 1993, and Vice President, Planning and Capital Management effective December 31, 1989. Mr. McMullen joined the Company in 1978 as a part-time stock clerk.

M. Marnette Perry	58

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

J. Michael Schlotman	52

Mr. Schlotman was elected Senior Vice President effective June 26, 2003, and Group Vice President and Chief Financial Officer effective January 26, 2000. Prior to that he was elected Vice President and Corporate Controller in 1995, and served in various positions in corporate accounting since joining the Company in 1985.

Paul J. Scutt	61

Mr. Scutt was elected Senior Vice President of Retail Operations on September 16, 2004 and he was elected Group Vice President of Retail Operations effective May 21, 2002. He has held a number of significant positions with the Company including Regional Vice President of the Company’s Hutchinson operations, and most recently as President of the Company’s Central Marketing Area.

M. Elizabeth Van Oflen	52

Ms. Van Oflen was elected Vice President and Controller on April 11, 2003. Prior to her election, she held various positions in the Company’s Finance and Tax Departments. Ms. Van Oflen joined the Company in 1982.

Della Wall	58

Ms. Wall was elected Group Vice President, Human Resources effective April 9, 2004. Prior to her election, she held various key positions in the Company’s human resources department, manufacturing group and drug store division, most recently serving as Vice President of Human Resources. Ms. Wall joined the Company in 1971.

R. Pete Williams	55

Mr. Williams was elected Senior Vice President on August 19, 2007. Prior to his election, Mr. Williams held a variety of key management positions with the Company, including President of the Company’s Mid-Atlantic Marketing Area, Vice President of Operations, Vice President of Merchandising, and Director of Labor Relations. He joined the Company in 1977.

ITEM 11.               EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation, and Compensation Policies as they Relate to Risk Management in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information regarding shares outstanding and available for issuance under the Company’s existing equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	34,653,408	$21.30	24,174,337
Equity compensation plans not approved by security holders	—	$—	—
Total	34,653,408	$21.30	24,174,337

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

10.1*          Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-13339.

10.2*          The Kroger Co. Deferred Compensation Plan for Independent Directors.  Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the fiscal year ended January 29, 2005.

10.3*          The Kroger Co. Executive Deferred Compensation Plan.  Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K for the fiscal year ended January 29, 2005.

10.4*          The Kroger Co. 401(k) Retirement Savings Account Restoration Plan.  Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K for the fiscal year ended February 3, 2007.

10.5*          Dillon Companies, Inc. Excess Benefit Pension Plan.  Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K for the fiscal year ended February 3, 2007.

10.6*          The Kroger Co. Supplemental Retirement Plans for Certain Retirement Benefit Plan Participants.  Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K for the fiscal year ended February 3, 2007.

10.7*          The Kroger Co. 2006 Long-Term Bonus Plan.

10.8*          The Kroger Co. 2005 Long-Term Incentive Plan.  Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2005.

10.9*          Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans.  Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the fiscal year ended February 3, 2007.

10.10*       Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans.  Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended May 24, 2008.

10.11          Five Year Credit Agreement dated as of November 15, 2006, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2006.

10.12          4(2) Commercial Paper Dealer Agreement between The Kroger Co., as Issuer and Banc of America Securities, LLC, as Dealer dated as of December 3, 2003, as amended on July 23, 2004, incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.13          4(2) Commercial Paper Dealer Agreement between The Kroger Co., as Issuer and Citigroup Global Markets Inc., as Dealer dated as of December 3, 2003, as amended on June 9, 2004, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.14*       Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of the Company’s Form 8-K dated December 10, 2004.

10.15*       The Kroger Co. Employee Protection Plan dated December 13, 2007.  Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.16*       The Kroger Co. 2008 Long-Term Bonus Plan.  Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.17*       The Kroger Co. 2008 Long-Term Incentive and Cash Bonus Plan.  Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 26, 2008.

10.18*       Letter Agreement dated June 24, 2009 between the Company and Don W. McGeorge.  Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended August 15, 2009.

12.1            Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1            Subsidiaries of the Registrant.

23.1            Consent of Independent Registered Public Accounting Firm.

24.1            Powers of Attorney.

31.1            Rule 13a-14(a)/15d-14(a) Certification.

31.2            Rule 13a-14(a)/15d-14(a) Certification.

32.1            Section 1350 Certifications

101.INS     XBRL Instance Document.

101.SCH   XBRL Taxonomy Extension Schema Document.

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB   XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document.

*  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: March 30, 2010	By	(*David B. Dillon)
David B. Dillon
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 30th of March 2010.

(*Reuben V. Anderson)	Director
Reuben V. Anderson

(*Robert D. Beyer)	Director
Robert D. Beyer

(*David B. Dillon)	Chairman, Chief Executive Officer and Director
David B. Dillon

(*John T. LaMacchia)	Director
John T. LaMacchia

(*David B. Lewis)	Director
David B. Lewis

(*W. Rodney McMullen)	President, Chief Operating Officer and Director
W. Rodney McMullen

(*Jorge P. Montoya)	Director
Jorge P. Montoya

(*Clyde R. Moore)	Director
Clyde R. Moore

(*Susan M. Phillips)	Director
Susan M. Phillips

(*Steven R. Rogel)	Director
Steven R. Rogel

(*James A. Runde)	Director
James A. Runde

(*Ronald L. Sargent)	Director
Ronald L. Sargent

(*J. Michael Schlotman)	Chief Financial Officer
J. Michael Schlotman	(principal financial officer)

(*Bobby S. Shackouls)	Director
Bobby S. Shackouls

(*M. Elizabeth Van Oflen)	Vice President & Controller
M. Elizabeth Van Oflen	(principal accounting officer)

By:	(*Bruce M. Gack)
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

10.2*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.

10.3*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K for the fiscal year ended January 29, 2005.

10.4*	The Kroger Co. 401(k) Retirement Savings Account Restoration Plan. Incorporated by reference of Exhibit 10.4 of the Company’s Form 10-K for the fiscal year ended February 3, 2007.

10.5*	Dillon Companies, Inc. Excess Benefit Pension Plan. Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K for the fiscal year ended February 3, 2007.

10.6*

The Kroger Co. Supplemental Retirement Plans for Certain Retirement Benefit Plan Participants. Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K for the fiscal year ended February 3, 2007.

10.7*	The Kroger Co. 2006 Long Term Bonus Plan.

10.8*	The Kroger Co. 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2005.

10.9*	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the fiscal year ended February 3, 2007.

10.10*	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended May 24, 2008.

10.11	Five Year Credit Agreement dated as of November 15, 2006, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2006.

10.12

4(2) Commercial Paper Dealer Agreement between The Kroger Co., as Issuer and Banc of America Securities, LLC, as Dealer dated as of December 3, 2003, as amended on July 23, 2004, incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.13

4(2) Commercial Paper Dealer Agreement between The Kroger Co., as Issuer and Citigroup Global Markets Inc., as Dealer dated as of December 3, 2003, as amended on June 9, 2004, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.14*	Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of the Company’s Form 8-K dated December 10, 2004.

10.15*	The Kroger Co. Employee Protection Plan. Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.16*	The Kroger Co. 2008 Long-Term Bonus Plan. Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.17*	The Kroger Co. 2008 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 26, 2008.

10.18*	Letter Agreement dated June 24, 2009 between the Company and Don W. McGeorge. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended August 15, 2009.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*  Management contract or compensatory plan or arrangement.