Form 10-Q
period 2010-05-22
KROGER CO
filed 2010-06-28
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 22, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

There were 642,071,330 shares of Common Stock ($1 par value) outstanding as of June 25, 2010.

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	First Quarter Ended
	May 22,	May 23,
	2010	2009
Sales	$24,764	$22,789
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	19,168	17,266
Operating, general and administrative	4,195	4,026
Rent	200	200
Depreciation and amortization	478	453

Operating profit	723	844
Interest expense	132	163

Earnings before income tax expense	591	681
Income tax expense	216	250

Net earnings including noncontrolling interests	375	431
Net earnings (loss) attributable to noncontrolling interests	1	(4)

Net earnings attributable to The Kroger Co.	$374	$435

Net earnings attributable to The Kroger Co. per basic common share	$0.58	$0.67

Average number of common shares used in basic calculation	641	648

Net earnings attributable to The Kroger Co. per diluted common share	$0.58	$0.66

Average number of common shares used in diluted calculation	645	651

Dividends declared per common share	$.095	$.09

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	May 22,	January 30,
	2010	2010
ASSETS
Current assets
Cash and temporary cash investments	$602	$424
Deposits in-transit	675	654
Receivables	828	909
FIFO inventory	5,557	5,705
LIFO reserve	(785)	(770)
Prefunded employee benefits	3	300
Prepaid and other current assets	302	261
Total current assets	7,182	7,483

Property, plant and equipment, net	13,976	13,929
Goodwill	1,158	1,158
Other assets	565	556

Total Assets	$22,881	$23,126

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$528	$579
Trade accounts payable	3,963	3,890
Accrued salaries and wages	832	786
Deferred income taxes	354	354
Other current liabilities	2,124	2,118
Total current liabilities	7,801	7,727

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	6,936	7,420
Adjustment to reflect fair-value interest rate hedges	61	57
Long-term debt including obligations under capital leases and financing obligations	6,997	7,477

Deferred income taxes	560	568
Pension and postretirement benefit obligations	1,075	1,082
Other long-term liabilities	1,342	1,346

Total Liabilities	17,775	18,200

Commitments and contingencies (see Note 8)

SHAREOWNERS’ EQUITY

Preferred stock, $100 par per share, 5 shares authorized and unissued	—	—
Common stock, $1 par per share, 1,000 shares authorized; 959 shares issued in 2010 and 958 shares issued in 2009	959	958
Additional paid-in capital	3,364	3,361
Accumulated other comprehensive loss	(577)	(593)
Accumulated earnings	7,676	7,364
Common stock in treasury, at cost, 319 shares in 2010 and 316 shares in 2009	(6,314)	(6,238)

Total Shareowners’ Equity - The Kroger Co.	5,108	4,852
Noncontrolling interests	(2)	74

Total Equity	5,106	4,926

Total Liabilities and Equity	$22,881	$23,126

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Quarter Ended
	May 22, 2010	May 23, 2009
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$375	$431
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	478	453
LIFO charge	15	23
Stock-based employee compensation	26	25
Expense for Company-sponsored pension plans	22	12
Deferred income taxes	(8)	54
Other	10	6
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(20)	(26)
Receivables	12	18
Inventories	148	25
Prepaid expenses	255	171
Trade accounts payable	156	245
Accrued expenses	(55)	(97)
Income taxes receivable and payable	165	176
Contribution to Company-sponsored pension plans	(27)	(200)
Other	1	(28)

Net cash provided by operating activities	1,553	1,288

Cash Flows from Investing Activities:
Payments for capital expenditures	(542)	(635)
Proceeds from sale of assets	8	6
Payments for acquisitions	(7)	—
Other	(3)	(5)

Net cash used by investing activities	(544)	(634)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	3	3
Dividends paid	(61)	(59)
Payments on long-term debt	(544)	(25)
Payments on credit facility	—	(129)
Excess tax benefits on stock-based awards	1	—
Proceeds from issuance of capital stock	12	2
Treasury stock purchases	(80)	(20)
Decrease in book overdrafts	(83)	(53)
Investment in the remaining interest of a variable interest entity	(86)	—
Other	7	2

Net cash used by financing activities	(831)	(279)

Net increase in cash and temporary cash investments	178	375

Cash and temporary cash investments:
Beginning of year	424	263
End of quarter	$602	$638

Reconciliation of capital expenditures:
Payments for property and equipment	$(542)	$(635)
Changes in construction-in-progress payables	(1)	(18)
Total capital expenditures	$(543)	$(653)

Disclosure of cash flow information:
Cash paid during the quarter for interest	$149	$163
Cash paid during the quarter for income taxes	$54	$37

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 31, 2009	955	$955	$3,266	306	$(6,039)	$(495)	$7,538	$95	$5,320
Issuance of common stock:
Stock options exercised	—	—	2	—	—	—	—	—	2
Restricted stock issued	—	—	(5)	—	3	—	—	—	(2)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	1	(17)	—	—	—	(17)
Stock options exchanged	—	—	—	—	(3)	—	—	—	(3)
Tax benefits from exercise of stock options	—	—	2	—	—	—	—	—	2
Share-based employee compensation	—	—	25	—	—	—	—	—	25
Other comprehensive gain net of income tax of $-	—	—	—	—	—	1	—	—	1
Other	—	—	1	—	—	—	—	(7)	(6)
Cash dividends declared ($0.09 per common share)	—	—	—	—	—	—	(59)	—	(59)
Net earnings including noncontrolling interests	—	—	—	—	—	—	435	(4)	431

Balances at May 23, 2009	955	$955	$3,291	307	$(6,056)	$(494)	$7,914	$84	$5,694

Balances at January 30, 2010	958	$958	$3,361	316	$(6,238)	$(593)	$7,364	$74	$4,926
Issuance of common stock:
Stock options exercised	1	1	10	—	2	—	—	—	13
Restricted stock issued	—	—	(3)	—	2	—	—	—	(1)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	2	(59)	—	—	—	(59)
Stock options exchanged	—	—	—	1	(21)	—	—	—	(21)
Tax detriments from exercise of stock options	—	—	(8)	—	—	—	—	—	(8)
Share-based employee compensation	—	—	26	—	—	—	—	—	26
Other comprehensive gain net of income tax of $6	—	—	—	—	—	16	—	—	16
Other	—	—	—	—	—	—	(1)	(10)	(11)
Investment in the remaining interest of a variable interest entity	—	—	(22)	—	—	—	—	(67)	(89)
Cash dividends declared ($0.095 per common share)	—	—	—	—	—	—	(61)	—	(61)
Net earnings including noncontrolling interests	—	—	—	—	—	—	374	1	375

Balances at May 22, 2010	959	$959	$3,364	319	$(6,314)	$(577)	$7,676	$(2)	$5,106

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

1.              ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries, and the Variable Interest Entities (“VIE”) in which the Company is the primary beneficiary.  The January 30, 2010 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”). Significant intercompany transactions and balances have been eliminated. References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the 2009 Annual Report on Form 10-K of The Kroger Co. for the fiscal year ended January 30, 2010.

The unaudited information in the Consolidated Financial Statements for the first quarter ended May 22, 2010, and May 23, 2009, includes the results of operations of the Company for the 16-week periods then ended.

The Company reflects certain promotional allowances in its LIFO charge. During the first quarter of the 2010 LIFO analysis, the Company revised the LIFO reserve to reflect certain prior year promotional allowances in prior year LIFO indices. By not including these promotional allowances in all LIFO indices, the Company overstated its LIFO reserve for years 2007 and prior. The Company believes this correction is not material to any individual year or any quarterly period within the years presented. As a result, the Company has increased beginning accumulated earnings and reduced its LIFO reserve on the Consolidated Financial Statements by $33 ($20 after-tax).

2.              DEBT OBLIGATIONS

Long-term debt consists of:

	May 22,	January 30,
	2010	2010
3.90% to 8.00% Senior Notes and Debentures due through 2038	$6,808	$7,308
5.00% to 9.50% Mortgages due in varying amounts through 2034	81	105
Other	156	163

Total debt, excluding capital leases and financing obligations	7,045	7,576

Less current portion	(497)	(549)

Total long-term debt, excluding capital leases and financing obligations	$6,548	$7,027

With the proceeds received from the Company’s third quarter of 2009 issuance of $500 of senior notes bearing an interest rate of 3.90% due in 2015, the Company repaid $500 of senior notes bearing an interest rate of 8.05% that matured in the first quarter of 2010.

3.              COMPREHENSIVE INCOME

Comprehensive income is as follows:

	First Quarter Ended
	May 22, 2010	May 23, 2009
Net earnings including noncontrolling interests	$375	$431
Unrealized gain on available for sale securities, net of income tax	7	—
Amortization of amounts included in net periodic pension expense, net of income tax(1)	8	—
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax	1	1

Comprehensive income	391	432
Comprehensive income (loss) attributable to noncontrolling interests	1	(4)

Comprehensive income attributable to The Kroger Co.	$390	$436

(1)	Amount is net of tax of $6 for the first quarter of 2010.

4.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first quarter of 2010 and 2009.

	First Quarter
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$14	$10	$4	$3
Interest cost	52	54	6	5
Expected return on plan assets	(60)	(54)	—	—
Amortization of:
Prior service cost	—	1	(2)	(2)
Actuarial loss (gain)	16	1	(1)	(1)

Net periodic benefit cost	$22	$12	$7	$5

The Company contributed $27 and $200 to Company-sponsored pension plans in the first quarter of 2010 and 2009, respectively.

The Company contributed $37 and $35 to employee 401(k) retirement savings accounts in the first quarter of 2010 and 2009, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded.

5.              EARNINGS PER COMMON SHARE

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

	First Quarter Ended			First Quarter Ended
	May 22, 2010			May 23, 2009
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$371	641	$0.58	$432	648	$0.67
Dilutive effect of stock options		4			3
Net earnings attributable to The Kroger Co. per diluted common share	$371	645	$0.58	$432	651	$0.66

The Company had undistributed and distributed earnings to participating securities totaling $3 in both the first quarters of 2010 and 2009.

The Company had options outstanding for approximately 19 and 21 shares during the first quarter of 2010 and 2009, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

6.              RECENTLY ADOPTED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) amended its standards related to fair value measurements and disclosures, which are effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity that will not become effective until interim and annual periods beginning after December 15, 2010.  The new standard requires the Company to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements.  The new standard also requires a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements.  See Note 9 to the Consolidated Financial Statements for the Company’s fair value measurements and disclosures.

In June 2009, the FASB amended its existing standards related to the consolidation of VIE’s, which was effective for interim and annual fiscal periods beginning after November 15, 2009.  The new standard requires an entity to analyze whether its variable interests give it a controlling financial interest of a VIE and outlines what defines a primary beneficiary.  The new standard amends GAAP by: (a) changing certain rules for determining whether an entity is a VIE; (b) replacing the quantitative approach previously required for determining the primary beneficiary with a more qualitative approach; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a VIE, among other amendments.  The new standard also requires enhanced disclosures regarding an entity’s involvement in a VIE.  The adoption of these new standards did not have a material effect on the Company’s Consolidated Financial Statements.

7.    GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of its subsidiaries (the “Guarantor Subsidiaries”).  At May 22, 2010, a total of approximately $6,808 of Guaranteed Notes was outstanding.  The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of The Kroger Co.  Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.  The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

The following tables present summarized financial information as of May 22, 2010 and January 30, 2010 and for the first quarter ended May 22, 2010 and May 23, 2009:

Condensed Consolidating

Balance Sheets

As of May 22, 2010

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$25	$577	$—	$602
Deposits in-transit	71	604	—	675
Receivables	2,172	655	(1,999)	828
Net inventories	505	4,267	—	4,772
Prepaid and other current assets	98	207	—	305

Total current assets	2,871	6,310	(1,999)	7,182

Property, plant and equipment, net	1,835	12,141	—	13,976
Goodwill	5	1,153	—	1,158
Other assets	870	1,801	(2,106)	565
Investment in and advances to subsidiaries	9,864	—	(9,864)	—

Total assets	$15,445	$21,405	$(13,969)	$22,881

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$528	$—	$—	$528
Trade accounts payable	364	3,599	—	3,963
Other current liabilities	875	6,540	(4,105)	3,310

Total current liabilities	1,767	10,139	(4,105)	7,801

Long-term debt including obligations under capital leases and financing obligations
Face value of long-term debt including obligations under capital leases and financing obligations	6,936	—	—	6,936
Adjustment to reflect fair value interest rate hedges	61	—	—	61

Long-term debt including obligations under capital leases and financing obligations	6,997	—	—	6,997
Other long-term liabilities	1,575	1,402	—	2,977

Total liabilities	10,339	11,541	(4,105)	17,775

Shareowners’ Equity	5,106	9,864	(9,864)	5,106

Total liabilities and equity	$15,445	$21,405	$(13,969)	$22,881

Condensed Consolidating

Balance Sheets

As of January 30, 2010

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$29	$395	$—	$424
Deposits in-transit	76	578	—	654
Receivables	2,173	734	(1,998)	909
Net inventories	460	4,475	—	4,935
Prepaid and other current assets	405	156	—	561

Total current assets	3,143	6,338	(1,998)	7,483

Property, plant and equipment, net	1,823	12,106	—	13,929
Goodwill	5	1,153	—	1,158
Other assets	814	1,771	(2,029)	556
Investment in and advances to subsidiaries	10,019	—	(10,019)	—

Total assets	$15,804	$21,368	$(14,046)	$23,126

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$579	$—	$—	$579
Trade accounts payable	372	3,518	—	3,890
Other current liabilities	1,135	6,150	(4,027)	3,258

Total current liabilities	2,086	9,668	(4,027)	7,727

Long-term debt including obligations under capital leases and financing obligations
Face value of long-term debt including obligations under capital leases and financing obligations	7,420	—	—	7,420
Adjustment to reflect fair value interest rate hedges	57	—	—	57

Long-term debt including obligations under capital leases and financing obligations	7,477	—	—	7,477
Other long-term liabilities	1,315	1,681	—	2,996

Total liabilities	10,878	11,349	(4,027)	18,200

Shareowners’ Equity	4,926	10,019	(10,019)	4,926

Total liabilities and equity	$15,804	$21,368	$(14,046)	$23,126

Condensed Consolidating

Statements of Operations

For the Quarter Ended May 22, 2010

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$3,189	$22,008	$(433)	$24,764
Merchandise costs, including advertising, warehousing and transportation	2,604	16,997	(433)	19,168
Operating, general and administrative	546	3,649	—	4,195
Rent	36	164	—	200
Depreciation and amortization	60	418	—	478

Operating profit (loss)	(57)	780	—	723
Interest expense	130	2	—	132
Equity in earnings of subsidiaries	533	—	(533)	—

Earnings (loss) before income tax expense	346	778	(533)	591
Income tax expense (benefit)	(28)	244	—	216

Net earnings (loss) including noncontrolling interests	374	534	(533)	375

Net earnings attributable to noncontrolling interests	—	1	—	1

Net earnings (loss) attributable to The Kroger Co.	$374	$533	$(533)	$374

Condensed Consolidating

Statements of Operations

For the Quarter Ended May 23, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,883	$20,219	$(313)	$22,789
Merchandise costs, including advertising, warehousing and transportation	2,325	15,254	(313)	17,266
Operating, general and administrative	513	3,513	—	4,026
Rent	39	161	—	200
Depreciation and amortization	55	398	—	453

Operating profit (loss)	(49)	893	—	844
Interest expense	162	1	—	163
Equity in earnings of subsidiaries	623	—	(623)	—

Earnings (loss) before income tax expense	412	892	(623)	681
Income tax expense (benefit)	(23)	273	—	250

Net earnings (loss) including noncontrolling interests	435	619	(623)	431

Net (loss) attributable to noncontrolling interests	—	(4)	—	(4)

Net earnings (loss) attributable to The Kroger Co.	$435	$623	$(623)	$435

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended May 22, 2010

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$107	$1,446	$1,553

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(48)	(494)	(542)
Other	2	(4)	(2)

Net cash used by investing activities	(46)	(498)	(544)

Cash flows from financing activities:
Dividends paid	(61)	—	(61)
Proceeds from issuance of long-term debt	3	—	3
Payments on long-term debt	(544)	—	(544)
Proceeds from issuance of capital stock	13	—	13
Treasury stock purchases	(80)	—	(80)
Other	(84)	(78)	(162)
Net change in advances to subsidiaries	688	(688)	—

Net cash provided (used) by financing activities	(65)	(766)	(831)

Net increase (decrease) in cash	(4)	182	178

Cash:
Beginning of year	29	395	424

End of quarter	$25	$577	$602

Condensed Consolidating

Statements of Cash Flows

For the Quarter Ended May 23, 2009

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$168	$1,120	$1,288

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(31)	(604)	(635)
Other	—	1	1

Net cash used by investing activities	(31)	(603)	(634)

Cash flows from financing activities:
Dividends paid	(59)	—	(59)
Proceeds from issuance of long-term debt	3	—	3
Payments on long-term debt	(25)	—	(25)
Proceeds from issuance of capital stock	2	—	2
Treasury stock purchases	(20)	—	(20)
Other	(137)	(43)	(180)
Net change in advances to subsidiaries	96	(96)	—

Net cash used by financing activities	(140)	(139)	(279)

Net increase (decrease) in cash	(3)	378	375

Cash:
Beginning of year	27	236	263

End of quarter	$24	$614	$638

8.              COMMITMENTS AND CONTINGENCIES

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

Litigation — On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase.  The Company believes that it has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained.  However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company.  A decision on this case is expected within the next 12 months.  As of May 22, 2010, an adverse decision would require a cash payment up to approximately $496, including interest.  Any accounting implications of an adverse decision in this case would be charged through the statement of operations.

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

The determination of the obligation and expense for the Company’s defined benefit retirement pension plan and other post-retirement benefits is dependent on the Company’s selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in the Company’s 2009 Annual Report on Form 10-K and include, among other things, the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company contributed $27 to its Company-sponsored defined benefit pension plans in the first quarter of 2010. The Company expects these contributions will reduce its minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.  In addition, the Company expects our cash contributions and expense to the 401(k) Retirement Savings Account Plan from automatic and matching contributions to participants to increase slightly in 2010, compared to 2009.

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

Based on the most recent information available to it, the Company believes that the present value of actuarial accrued liabilities in most or all of these multi-employer plans exceeds the value of the assets held in trust to pay benefits. Because the Company is one of a number of employers contributing to these plans, it is difficult to ascertain what the Company’s “share” of the underfunding would be, although we anticipate the Company’s contributions to these plans will increase each year.  The Company believes that funding levels have not changed significantly since year end.  As a result, the Company expects meaningful increases in expense as a result of increases in multi-employer pension plan contributions over the next five years, to reduce this underfunding.  Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

9.              FAIR VALUE MEASUREMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company has certain derivative and financial instruments recorded at fair value, which primarily relate to fair value hedges on fixed to floating interest rate swaps on certain debt.  These instruments have not materially changed in fair value since disclosure in the Annual Report on Form 10-K of The Kroger Co. for the fiscal year ended January 30, 2010.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market price for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based on the net present value of the future cash flows using the forward interest rate yield curve in effect at May 22, 2010, and January 30, 2010.   At May 22, 2010, the fair value of total debt was $7,919 compared to a carrying value of $7,045.  At January 30, 2010, the fair value of total debt was $8,283 compared to a carrying value of $7,576.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At May 22, 2010, and January 30, 2010, the carrying and fair value of long-term investments for which fair value is determinable was $76 and $68, respectively.

10.       INVESTMENT IN VARIABLE INTEREST ENTITY

In February 2010, the Company purchased the remaining interest of The Little Clinic LLC for $86.  Since The Little Clinic LLC was consolidated as a VIE prior to the February 2010 purchase, the Company recorded the additional investment as an equity transaction.  Accordingly, no gain or loss was recorded on the additional investment.  As of the purchase date, the Company will continue to consolidate The Little Clinic LLC as a wholly-owned subsidiary.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

First quarter 2010 total sales were $24.8 billion compared with $22.8 billion for the same period of 2009.  This increase was attributable to identical supermarket sales increases, higher average retail fuel prices, increased fuel gallon sales, and an overall estimated increase in product cost inflation, excluding fuel.  This estimated increase in product cost inflation, excluding fuel, includes significant deflation in the grocery department, excluding fluid milk.  The average price for a gallon of fuel sold at our fuel stations was 39% higher in the first quarter of 2010 compared to the first quarter of 2009.  Identical supermarket sales without fuel increased 2.4% in the first quarter of 2010.  These strong identical results were achieved while striking a better balance on margin investments.  Each one of our eighteen supermarket divisions had positive identical sales growth.  This continues our trend of positive identical sales growth that is among the strongest in the industry.  Our Customer 1st strategy continues to deliver solid results.

For the first quarter of 2010, net earnings totaled $374 million, or $0.58 per diluted share, compared to $435 million, or $0.66 per diluted share for the same period of 2009.  The results for the first quarter of 2009 benefited from favorable commodity costs.  This unfavorable comparison in the first quarter of 2010 was offset by improved profits from our retail fuel operations.  In the first quarter of 2010, our retail fuel operations improved by approximately $0.04 per diluted share compared to the first quarter of 2009.

Based on our first quarter 2010 results and better balance on margin investments, we confirm our 2010 fiscal year guidance established at the end of 2009.  We are striving to achieve results in the upper half of the earnings guidance range, and our incentive compensation plan reflects this objective.  However, the operating environment remains uncertain, and we believe several factors such as inflation or deflation in product and operating costs, the competitive environment, fluctuating fuel margins, and the inconsistency of the economic recovery will continue to influence our sales and earnings performance throughout the year.  Please refer to the “Outlook” section for more information on this guidance.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $374 million for the first quarter of 2010, a decrease of 14.0% from net earnings of $435 million for the first quarter of 2009.  The decrease in our net earnings resulted from decreased operating profit, which primarily resulted from decreased FIFO gross margins from non-fuel sales, partially offset by higher retail fuel margins and decreases in LIFO, interest, and income tax expenses.  FIFO gross margins in the first quarter of 2010, excluding fuel, compared to the first quarter of 2009, decreased primarily due to continued investments in lower prices for our customers.

Our net income produced earnings of $0.58 per diluted share for the first quarter of 2010, which represents a decrease of 12.1% over net earnings of $0.66 per diluted share for the first quarter of 2009.  Earnings per share declined due to decreases in net earnings, partially offset by the repurchase of thirteen million shares of our common stock over the past four quarters.

Sales

Total Sales

($ in millions)

	First Quarter
	2010	Percentage Increase	2009	Percentage Increase (Decrease)
Total supermarket sales without fuel	$20,604	3.1%	$19,979	3.9%
Total supermarket fuel sales	2,659	63.9%	1,622	(32.9)%

Total supermarket sales	23,263	7.7%	21,601	(0.2)%
Other sales(1)	1,501	26.3%	1,188	(20.6)%

Total sales	$24,764	8.7%	$22,789	(1.5)%

(1)                       Other sales primarily relate to sales by convenience stores, including fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; and other wholly-owned entities.

The change in our total sales for the first quarter of 2010, compared to the first quarter of 2009, was primarily the result of identical supermarket sales increases, higher average retail fuel prices, increased fuel gallon sales, and inflation in some product costs.  Identical supermarket sales, excluding fuel, increased primarily due to increased transaction count, as well as increases in average transaction size and inflation in some product costs.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel center discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket identical sales results calculations illustrated below.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include all sales at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented to calculate first quarter 2010 percent changes.

Identical Supermarket Sales

($ in millions)

	First Quarter
	2010	2009
Including fuel centers	$22,319	$20,891
Excluding fuel centers	$19,782	$19,309

Including fuel centers	6.8%	(1.1)%
Excluding fuel centers	2.4%	3.1%

We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations.  As is the case for identical supermarket sales, fuel center discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket comparable sales results calculations illustrated below.  Comparable supermarket sales include all sales at comparable Fred Meyer multi-department stores.  Our comparable supermarket sales results are summarized in the table below.  We used the comparable supermarket dollar figures presented to calculate first quarter 2010 percent changes.

Comparable Supermarket Sales

($ in millions)

	First Quarter
	2010	2009
Including fuel centers	$22,990	$21,463
Excluding fuel centers	$20,376	$19,845

Including fuel centers	7.1%	(0.8)%
Excluding fuel centers	2.7%	3.4%

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as sales minus merchandise costs, including advertising, warehousing, and transportation, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expense.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate was 22.66% for the first quarter of 2010, as compared to 24.34% for the first quarter of 2009.  Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our first quarter 2010 FIFO gross margin rate decreased 77 basis points, as a percentage of sales, compared to the first quarter of 2009.  This decrease resulted primarily from continued investments in lower prices for our customers in the first quarter of 2010 compared to the first quarter of 2009.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, decreased 72 basis points to 16.95% for the first quarter of 2010 from 17.67% for the first quarter of 2009, primarily because our sales increased in large part due to higher average retail fuel prices.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel, increased 13 basis points in the first quarter of 2010, compared to the first quarter of 2009.  This increase in our OG&A rate, as a percentage of sales excluding the effect of fuel, resulted primarily from increased health care and pension costs, and credit cards fees, offset partially by the benefit of increased supermarket sales, lower utility costs, and the benefit from productivity improvements.

Rent Expense

Rent expense was $200 million in both the first quarters of 2010 and 2009.  Rent expense, as a percentage of sales, was 0.81% in the first quarter of 2010, compared to 0.88% in the first quarter of 2009.  Rent expense, as a percentage of sales excluding fuel, decreased three basis points in the first quarter of 2010 compared to the first quarter of 2009.  The decrease in rent expense, as a percentage of sales excluding fuel, reflects our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.

Depreciation Expense

Depreciation expense was $478 million, or 1.93% of total sales, for the first quarter of 2010 compared to $453 million, or 1.99% of total sales, for the first quarter of 2009.  The increase in depreciation expense, in total dollars, was the result of additional depreciation on capital expenditures, including acquisitions and lease buyouts, of $2.2 billion during the last rolling four quarter period ending with the first quarter of 2010.  The decrease in our depreciation and amortization expense for the first quarter of 2010, compared to the first quarter of 2009, as a percentage of sales, is primarily due to the benefit of increased supermarket sales and higher average retail fuel prices.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, increased three basis point in the first quarter of 2010, compared to the same period of 2009.

Interest Expense

Net interest expense was $132 million, or 0.53% of total sales, for the first quarter of 2010 compared to $163 million, or 0.71% of total sales, for the first quarter of 2009.  The decrease in net interest expense for the first quarter of 2010, when compared to the first quarter of 2009, resulted primarily from a $388 million decrease in total debt at May 22, 2010, compared to May 23, 2009, a lower weighted average interest rate, and an increase in our benefit from interest rate swaps.

Income Taxes

Our effective income tax rate was 36.5% for the first quarter of 2010 and 36.7% for the first quarter of 2009.  The 2010 and 2009 effective income tax rates differed from the federal statutory rate primarily due to the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $1.6 billion of cash from operating activities during the first quarter of 2010, compared to $1.3 billion in the first quarter of 2009.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses.  In addition, an improvement in working capital provided cash of $662 million in the first quarter of 2010 and $484 million in the first quarter of 2009.  The 2010 improvement in the working capital over 2009 was primarily the result of a larger decrease in inventories and prepaid assets offset by a smaller decline in trade accounts payable.  Prepaid expenses decreased significantly from year end in both first quarters of 2009 and 2010, reflecting a decrease in the prepayment balance of some employee benefits at year end.  We contributed $27 million in the first quarter of 2010, and $200 million in the first quarter of 2009, to Kroger-sponsored pension plans.

Net cash used by investing activities

We used $544 million of cash for investing activities during the first quarter of 2010 compared to $634 million during the first quarter of 2009.  The amount of cash used for investing activities decreased in the first quarter of 2010 versus 2009, due to decreased payments for capital expenditures.

Net cash used by financing activities

We used $831 million of cash for financing activities in the first quarter of 2010 compared to $279 million in the first quarter of 2009.  The increase in the amount of cash used for financing activities for the first quarter of 2010, compared to the first quarter of 2009, was primarily related to the increase in payments on long-term debt (see footnote 2), treasury stock purchases, and our investment in the remaining interest of a variable interest entity, offset partially by decreased payments on our credit facility.  Proceeds from the issuance of common stock resulted from exercises of employee stock options.

Debt Management

As of May 22, 2010, we maintained a committed $2.5 billion, five-year revolving credit facility that, unless extended, terminates on November 15, 2011.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained three uncommitted money market lines totaling $100 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of May 22, 2010, we did not have any borrowings under the credit facility, money market lines, or outstanding commercial paper.  The outstanding letters of credit that reduced the funds available under our credit agreement totaled $315 million as of May 22, 2010.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants. As of May 22, 2010, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $388 million to $7.5 billion as of the end of the first quarter of 2010, from $7.9 billion as of the end of the first quarter of 2009.  Total debt decreased $531 million as of the end of the first quarter of 2010, from $8.1 billion as of year-end 2009.  The decrease as of the end of the first quarter of 2010, compared to the end of the first quarter of 2009, resulted from the payment at maturity in the second quarter of 2009 of $350 million of senior notes bearing an interest rate of 7.25% and the payment in the first quarter of 2010 of $500 million of senior notes bearing an interest rate of 8.05%, partially offset by the issuance in the third quarter of 2009 of $500 million of senior notes bearing an interest rate of 3.90%.  As of May 22, 2010, our cash and temporary cash investments were $602 million compared to $424 million as of January 30, 2010.

Common Stock Repurchase Program

During the first quarter of 2010, we invested $80 million to repurchase four million shares of Kroger common stock at an average price of $21.89 per share.  From the end of the first quarter of 2010 through June 23, 2010, we have invested an additional $53 million to repurchase three million shares of Kroger common stock at an average price of $20.23 per share.  These shares were reacquired under two separate stock repurchase programs.  The first is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on January 18, 2008.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.  On June 24, 2010, our Board of Directors authorized a new $500 million repurchase program to replace the existing $1 billion program, which had approximately $225 million remaining.

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $532 million for the first quarter of 2010, compared to $622 million for the first quarter of 2009.  During the first quarter of 2010, we opened, acquired, expanded, or relocated fifteen food stores and also completed 35 within-the-wall remodels.  Total food store square footage increased 1.2% from the first quarter of 2009.  Excluding acquisitions and operational closings, total food store square footage increased 1.8% in the first quarter of 2010, as compared to the first quarter of 2009.  Capital expenditures for the purchase of leased facilities totaled $10 million in the first quarter of 2010, compared to $32 million in the first quarter of 2009.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Except as noted below, our critical accounting policies are summarized in our 2009 Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) amended its standards related to fair value measurements and disclosures, which are effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity that will not become effective until interim and annual periods beginning after December 15, 2010.  The new standard requires us to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements.  The new standard also requires a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements.  See Note 9 to the Consolidated Financial Statements for our fair value measurements and disclosures.

In June 2009, the FASB amended its existing standards related to the consolidation of variable interest entities, which was effective for interim and annual fiscal periods beginning after November 15, 2009.  The new standard requires an entity to analyze whether its variable interests give it a controlling financial interest of a variable interest entity and outlines what defines a primary beneficiary.  The new standard amends generally accepted accounting principles by: (a) changing certain rules for determining whether an entity is a variable interest entity; (b) replacing the quantitative approach previously required for determining the primary beneficiary with a more qualitative approach; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a variable interest entity, among other amendments.  The new standard also requires enhanced disclosures regarding an entity’s involvement in a variable interest entity.  The adoption of these new standards did not have a material effect on our Consolidated Financial Statements.

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

•	We expect net earnings per diluted share in the range of $1.60-$1.80 for 2010. In addition, our shareholder return is enhanced 1.5%-2.0% by our dividend.

•	We expect identical supermarket sales growth, excluding fuel sales, of 2.0%-3.0% in 2010.

•

For 2010, we will continue to focus on improving sales growth, in accordance with our Customer 1st strategy, by making investments in gross margin and customer shopping experiences. We expect to finance these investments primarily with operating cost reductions. We expect non-fuel operating margins to have a slight reduction to a slight improvement in rate in 2010, from 2009, excluding the non-cash impairment charges recorded in 2009.

•	For 2010, we expect fuel margins, which can be highly volatile, to be approximately $0.11 per gallon, and we expect continued strong growth in fuel gallons sold.

•	For 2010, we expect our annualized LIFO charge to be approximately $50 million. This forecast is based on estimated cost changes for products in our inventory.

•	For fiscal year 2010, we expect interest expense to be approximately $443 million.

•

We plan to use cash flow primarily for capital investments, to maintain our current debt coverage ratios, to pay cash dividends, and to repurchase stock. As market conditions change, we re-evaluate these uses of cash flow.

•	We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•

Capital expenditures reflect our strategy of growth through expansion, as well as focusing on productivity increases from our existing store base through remodels.  In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements.  The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investments for 2010 to be in the range of $1.9-$2.1 billion, excluding acquisitions and purchases of leased facilities.  We expect total food store square footage to grow approximately1.0%-1.5% before acquisitions and operational closings. Beginning with fiscal year 2010, we expect to reduce expenditures to fund our internal capital plans by approximately $1 billion in total over the next three fiscal years. Our original internal capital plans projected year-over-year continued capital expenditure growth. We now expect capital expenditures to average under $2 billion a year over the next three years.

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

•	We believe we have adequate sources of cash, if needed, under our credit agreement and other borrowing sources.

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

•

We believe that in 2010 there will be opportunities to reduce our operating costs in such areas as administration, productivity improvements, shrink, warehousing and transportation. We intend to invest these savings in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•

Although we are not required to make cash contributions to Company-sponsored defined benefit pension plans during 2010, we expect to contribute approximately $100 million to these plans in 2010. We expect any elective contributions made during 2010 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions. We expect 2010 expense for Company-sponsored defined benefit pension plans to be approximately $70 million. In addition, we expect 401(k) Retirement Savings Account Plan cash contributions and expense from automatic and matching contributions to participants to increase slightly in 2010, compared to 2009.

•

We expect to contribute approximately $250 million to multi-employer pension plans in 2010, subject to collective bargaining. In addition, we expect meaningful increases in expense as a result of increases in multi-employer pension plan contributions over the next several years.

•	We expect bad debt expense from the credit extended to our customers through our Company-branded credit card in 2010 to be approximately $19 million.

•	We do not anticipate additional goodwill impairments in 2010.

•

We have various labor agreements that will be negotiated later in 2010, covering store employees in Albuquerque, Cincinnati, Ft. Wayne, Houston, Little Rock, Portland, Seattle, and Toledo. We will also negotiate agreements with the Teamsters for employees in California. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions. A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations.

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

•	Changes in market conditions could affect our cash flow.

•

Our ability to achieve sales and earnings goals may be affected by: labor disputes; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates and the inflationary and deflationary trends in certain commodities; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; and the success of our future growth plans.

•

The extent to which the adjustments we are making to our strategy create value for our shareholders will depend primarily on the reaction of our customers and our competitors to these adjustments, as well as operating conditions, including inflation or deflation, increased competitive activity, and cautious spending behavior of our customers.

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

•

We could fail to realize our expected operating margin per gallon of fuel and fuel gallons sold based upon changes in the price of fuel, a change in our operating costs, or if the pattern of rapid changes in fuel costs continue.

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

•	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

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

•	If weakness in the financial markets continues or worsens, our contributions to Company-sponsored defined benefit pension plans could increase more than anticipated in future years.

•	Changes in laws or regulations, including changes in accounting standards, taxation requirements and environmental laws may have a material effect on our financial statements.

•	Changes in the general business and economic conditions in our operating regions may affect the shopping habits of our customers, which could affect sales and earnings.

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

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly for 2010.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K for the fiscal year ended January 30, 2010.

Item 4.           Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 22, 2010.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended May 22, 2010, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust, wage and hour, or civil rights laws, as well as product liability cases, are pending against the Company.  Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.  For a further discussion of our legal proceedings, see Note 8 to our Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
January 31, 2010 to February 27, 2010	1,208,920	$21.46	1,104,460	$328
Second four weeks
February 28, 2010 to March 27, 2010	620,472	$21.87	620,472	$316
Third four weeks
March 28, 2010 to April 24, 2010	1,010,800	$21.84	1,010,800	$295
Fourth four weeks
April 25, 2010 to May 22, 2010	950,357	$22.46	950,357	$278
Total	3,790,549	$21.88	3,686,089	$278

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of 2010 contained four 28-day periods.

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

Item 6. Exhibits.

EXHIBIT 3.1	-	Amended Articles of Incorporation.

EXHIBIT 3.2	-	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007, filed with the SEC on July 3, 2007.

EXHIBIT 4.1	-

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

EXHIBIT 10.11	-	Five Year Credit Agreement dated as of November 15, 2006.

EXHIBIT 31.1	-	Rule 13a–14(a) / 15d–14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a–14(a) / 15d–14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibits — Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: June 28, 2010	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: June 28, 2010	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -	Amended Articles of Incorporation.

Exhibit 3.2 -	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007, filed with the SEC on July 3, 2007.

Exhibit 4.1 -

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 10.11 -	Five Year Credit Agreement dated as of November 15, 2006.

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications — Chief Executive Officer.

Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications — Chief Financial Officer.

Exhibit 32.1 -	Section 1350 Certifications.

Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS -	XBRL Instance Document.

EXHIBIT 101.SCH -	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB -	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document.