Form 10-Q
period 2010-08-14
KROGER CO
filed 2010-09-22
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 14, 2010

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

There were 637,733,614 shares of Common Stock ($1 par value) outstanding as of September 17, 2010.

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 14, 2010	August 15, 2009	August 14, 2010	August 15, 2009
Sales	$18,796	$17,728	$43,560	$40,517
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	14,577	13,646	33,745	30,912
Operating, general and administrative	3,208	3,085	7,403	7,111
Rent	149	150	349	350
Depreciation and amortization	368	348	846	801

Operating profit	494	499	1,217	1,343
Interest expense	102	115	234	278

Earnings before income tax expense	392	384	983	1,065
Income tax expense	124	133	340	383

Net earnings including noncontrolling interests	268	251	643	682
Net earnings (loss) attributable to noncontrolling interests	6	(4)	7	(8)

Net earnings attributable to The Kroger Co.	$262	$255	$636	$690

Net earnings attributable to The Kroger Co. per basic common share	$0.41	$0.39	$0.99	$1.06
Average number of common shares used in basic calculation	637	648	640	648

Net earnings attributable to The Kroger Co. per diluted common share	$0.41	$0.39	$0.98	$1.05
Average number of common shares used in diluted calculation	640	651	643	651

Dividends declared per common share	$.095	$.09	$.19	$.18

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	August 14,	January 30,
	2010	2010
ASSETS
Current assets
Cash and temporary cash investments	$1,037	$424
Deposits in-transit	748	654
Receivables	805	909
FIFO inventory	5,447	5,705
LIFO reserve	(797)	(770)
Prefunded employee benefits	—	300
Prepaid and other current assets	306	261
Total current assets	7,546	7,483

Property, plant and equipment, net	14,003	13,929
Goodwill	1,158	1,158
Other assets	569	556

Total Assets	$23,276	$23,126

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$539	$579
Trade accounts payable	3,851	3,890
Accrued salaries and wages	836	786
Deferred income taxes	354	354
Other current liabilities	2,345	2,118
Total current liabilities	7,925	7,727

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	7,208	7,420
Adjustment to reflect fair-value interest rate hedges	70	57
Long-term debt including obligations under capital leases and financing obligations	7,278	7,477

Deferred income taxes	555	568
Pension and postretirement benefit obligations	1,016	1,082
Other long-term liabilities	1,335	1,346

Total Liabilities	18,109	18,200

Commitments and contingencies (see Note 9)

SHAREOWNERS’ EQUITY

Preferred stock, $100 par per share, 5 shares authorized and unissued	—	—
Common stock, $1 par per share, 1,000 shares authorized; 959 shares issued in 2010 and 958 shares issued in 2009	959	958
Additional paid-in capital	3,333	3,361
Accumulated other comprehensive loss	(573)	(593)
Accumulated earnings	7,877	7,364
Common stock in treasury, at cost, 325 shares in 2010 and 316 shares in 2009	(6,433)	(6,238)

Total Shareowners’ Equity — The Kroger Co.	5,163	4,852
Noncontrolling interests	4	74

Total Equity	5,167	4,926

Total Liabilities and Equity	$23,276	$23,126

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Two Quarters Ended
	August 14, 2010	August 15, 2009
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$643	$682
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	846	801
LIFO charge	27	38
Stock-based employee compensation	44	45
Expense for Company-sponsored pension plans	34	19
Deferred income taxes	(16)	90
Other	20	27
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(94)	3
Receivables	33	39
Inventories	258	186
Prepaid expenses	255	209
Trade accounts payable	53	151
Accrued expenses	133	(78)
Income taxes receivable and payable	180	186
Contribution to Company-sponsored pension plans	(99)	(200)
Other	2	(32)

Net cash provided by operating activities	2,319	2,166

Cash Flows from Investing Activities:
Payments for capital expenditures	(952)	(1,210)
Proceeds from sale of assets	17	6
Payments for acquisitions	(7)	(13)
Other	3	(5)

Net cash used by investing activities	(939)	(1,222)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	301	3
Dividends paid	(123)	(117)
Payments on long-term debt	(560)	(413)
Payments on credit facility	—	(129)
Excess tax benefits on stock-based awards	2	1
Proceeds from issuance of capital stock	16	8
Treasury stock purchases	(228)	(80)
Decrease in book overdrafts	(92)	(116)
Investment in the remaining interest of a variable interest entity	(86)	—
Other	3	5

Net cash used by financing activities	(767)	(838)

Net increase in cash and temporary cash investments	613	106

Cash and temporary cash investments:
Beginning of year	424	263
End of quarter	$1,037	$369

Reconciliation of capital expenditures:
Payments for property and equipment	$(952)	$(1,210)
Changes in construction-in-progress payables	—	(45)
Total capital expenditures	$(952)	$(1,255)

Disclosure of cash flow information:
Cash paid during the year for interest	$249	$303
Cash paid during the year for income taxes	$181	$115

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 31, 2009	955	$955	$3,266	306	$(6,039)	$(495)	$7,538	$95	$5,320
Issuance of common stock:
Stock options exercised	—	—	7	—	—	—	—	—	7
Restricted stock issued	—	—	(55)	(1)	39	—	—	—	(16)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	3	(68)	—	—	—	(68)
Stock options exchanged	—	—	—	1	(12)	—	—	—	(12)
Tax benefits from exercise of stock options	—	—	17	—	—	—	—	—	17
Share-based employee compensation	—	—	45	—	—	—	—	—	45
Other comprehensive loss net of income tax of ($1)	—	—	—	—	—	(1)	—	—	(1)
Other	—	—	18	—	(16)	—	—	(11)	(9)
Cash dividends declared ($0.18 per common share)	—	—	—	—	—	—	(119)	—	(119)
Net earnings including noncontrolling interests	—	—	—	—	—	—	690	(8)	682

Balances at August 15, 2009	955	$955	$3,298	309	$(6,096)	$(496)	$8,109	$76	$5,846

Balances at January 30, 2010	958	$958	$3,361	316	$(6,238)	$(593)	$7,364	$74	$4,926
Issuance of common stock:
Stock options exercised	1	1	10	—	6	—	—	—	17
Restricted stock issued	—	—	(52)	(1)	35	—	—	—	(17)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	9	(203)	—	—	—	(203)
Stock options exchanged	—	—	—	1	(25)	—	—	—	(25)
Tax detriments from exercise of stock options	—	—	(16)	—	—	—	—	—	(16)
Share-based employee compensation	—	—	44	—	—	—	—	—	44
Other comprehensive gain net of income tax of $13	—	—	—	—	—	20	—	—	20
Other	—	—	8	—	(8)	—	—	(10)	(10)
Investment in the remaining interest of a variable interest entity	—	—	(22)	—	—	—	—	(67)	(89)
Cash dividends declared ($0.19 per common share)	—	—	—	—	—	—	(123)	—	(123)
Net earnings including noncontrolling interests	—	—	—	—	—	—	636	7	643

Balances at August 14, 2010	959	$959	$3,333	325	$(6,433)	$(573)	$7,877	$4	$5,167

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

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the 2009 Annual Report on Form 10-K of The Kroger Co. for the fiscal year ended January 30, 2010.

The unaudited information in the Consolidated Financial Statements for the second quarter and two quarters ended August 14, 2010 and August 15, 2009, includes the results of operations of the Company for the 12 and 28-week periods then ended.

The Company reflects certain promotional allowances in its LIFO charge.  During the first quarter 2010 LIFO analysis, the Company revised the LIFO reserve to reflect certain prior year promotional allowances in prior year LIFO indices.  By not including these promotional allowances in all LIFO indices, the Company overstated its LIFO reserve for years 2007 and prior.  The Company believes this correction is not material to any individual year or any quarterly period within the years presented.  As a result, the Company has increased beginning accumulated earnings and reduced its LIFO reserve in the Consolidated Financial Statements by $33 ($20 after-tax).

2.            STOCK OPTION PLANS

The Company recognized total stock-based compensation of $18 and $20 in the second quarter ended August 14, 2010 and August 15, 2009, respectively.  The Company recorded $44 and $45 of stock-based compensation for the first two quarters ended August 14, 2010 and August 15, 2009, respectively.  These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

The Company grants options for common stock (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the stock at the date of grant. In addition to stock options, the Company awards restricted stock to employees and its non-employee directors under various plans.  Equity awards may be made once each quarter on a predetermined date.  It has been the Company’s practice to make a general annual grant to employees, which occurred in the second quarter of 2010.  Special grants may be made in the other three quarters.  It has been the Company’s practice to make a grant to non-employee directors in December of each year.

Stock options granted in the first two quarters of 2010 expire 10 years from the date of grant and vest from one year to five years from the date of grant. Restricted stock awards granted in the first two quarters of 2010 have restrictions that lapse in one year to five years from the date of the awards. All grants and awards become immediately exercisable, in the case of options, and restrictions lapse, in the case of restricted stock, upon certain changes of control of the Company.

Changes in equity awards outstanding under the plans are summarized below.

Stock Options

	Shares subject to option	Weighted-average exercise price
Outstanding, January 30, 2010	34.7	$21.30
Granted	3.5	$20.19
Exercised	(1.1)	$16.41
Canceled or Expired	(0.4)	$21.06

Outstanding, August 14, 2010	36.7	$21.35

Restricted Stock

	Restricted shares outstanding	Weighted-average grant-date fair value
Outstanding, January 30, 2010	4.4	$24.25
Granted	2.3	$20.20
Lapsed	(2.1)	$23.62
Canceled	(0.2)	$23.66

Outstanding, August 14, 2010	4.4	$22.46

The weighted-average fair value of stock options granted during the first two quarters ended August 14, 2010 and August 15, 2009, was $5.11 and $6.30, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

The following table reflects the weighted average assumptions used for grants awarded to option holders:

	2010	2009
Risk-free interest rate	2.57%	3.17%
Expected dividend yield	2.00%	1.80%
Expected volatility	26.87%	28.05%
Expected term	6.9 Years	6.8 Years

3.            DEBT OBLIGATIONS

Long-term debt consists of:

	August 14,	January 30,
	2010	2010
3.90% to 8.05% Senior Notes due through 2040	$7,106	$7,308
5.00% to 9.88% Mortgages due in varying amounts through 2034	78	105
Other	149	163

Total debt, excluding capital leases and financing obligations	7,333	7,576

Less current portion	(507)	(549)

Total long-term debt, excluding capital leases and financing obligations	$6,826	$7,027

With the proceeds received from the Company’s third quarter of 2009 issuance of $500 of senior notes bearing an interest rate of 3.90% due in 2015, the Company repaid $500 of senior notes bearing an interest rate of 8.05% that matured in the first quarter of 2010.

In the second quarter of 2010, the Company issued $300 of senior notes bearing an interest rate of 5.40% due in 2040.

4.            COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Second Quarter Ended		Year-To-Date
	August 14, 2010	August 15, 2009	August 14, 2010	August 15, 2009
Net earnings including noncontrolling interests	$268	$251	$643	$682
Unrealized gain (loss) on available for sale securities, net of income tax(1)	(2)	—	5	—
Amortization of amounts included in net periodic pension expense, net of income tax(2)	6	(2)	14	(2)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	—	—	1	1

Comprehensive income	272	249	663	681
Comprehensive income (loss) attributable to noncontrolling interests	6	(4)	7	(8)

Comprehensive income attributable to The Kroger Co.	$266	$253	$656	$689

(1)	Amount is net of tax of $2 for the second quarter of 2010. Amount is net of tax of $2 for the first two quarters of 2010.
(2)

Amount is net of tax of $4 for the second quarter of 2010 and $(1) for the second quarter of 2009. Amount is net of tax of $10 for the first two quarters of 2010 and $(1) for the first two quarters of 2009.

(3)	Amount is net of tax of $1 for the second quarter of 2010. Amount is net of tax of $1 for the first two quarters of 2010.

5.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefit plans for the second quarter of 2010 and 2009.

	Second Quarter
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$10	$8	$3	$2
Interest cost	38	40	4	5
Expected return on plan assets	(45)	(40)	—	—
Amortization of:
Prior service cost	—	—	(1)	(1)
Actuarial loss	12	1	(1)	(1)

Net periodic benefit cost	$15	$9	$5	$5

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefit plans for the first two quarters of 2010 and 2009.

	Year-To-Date
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$22	$16	$7	$5
Interest cost	89	94	10	10
Expected return on plan assets	(106)	(94)	—	—
Amortization of:
Prior service cost	—	1	(3)	(3)
Actuarial loss	29	2	(2)	(2)

Net periodic benefit cost	$34	$19	$12	$10

The Company contributed $99 and $200 to Company-sponsored pension plans in the first two quarters of 2010 and 2009, respectively.  The Company now expects to contribute approximately $140 to these plans in 2010.

The Company contributed $65 and $62 to employee 401(k) retirement savings accounts in the first two quarters of 2010 and 2009, respectively.

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

	Second Quarter Ended			Second Quarter Ended
	August 14, 2010			August 15, 2009
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$260	637	$0.41	$253	648	$0.39
Dilutive effect of stock options		3			3

Net earnings attributable to The Kroger Co. per diluted common share	$260	640	$0.41	$253	651	$0.39

	Year –To-Date			Year-To-Date
	August 14, 2010			August 15, 2009
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$631	640	$0.99	$685	648	$1.06
Dilutive effect of stock options		3			3

Net earnings attributable to The Kroger Co. per diluted common share	$631	643	$0.98	$685	651	$1.05

The Company had undistributed and distributed earnings to participating securities totaling $2 in both the second quarter of 2010 and 2009.  For both the first two quarters of 2010 and 2009, the Company had undistributed and distributed earnings to participating securities totaling $5.

The Company had options outstanding for approximately 22 and 20 shares during the second quarter of 2010 and 2009, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.  For both the first two quarters of 2010 and 2009, the Company had options outstanding for approximately 21 shares, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

7.            RECENTLY ADOPTED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) amended its standards related to fair value measurements and disclosures, which are effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity that will not become effective until interim and annual periods beginning after December 15, 2010.  The new standard requires the Company to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements.  The new standard also requires a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements.  See Note 10 to the Consolidated Financial Statements for the Company’s fair value measurements and disclosures.

In June 2009, the FASB amended its existing standards related to the consolidation of VIEs, which was effective for interim and annual fiscal periods beginning after November 15, 2009.  The new standard requires an entity to analyze whether its variable interests give it a controlling financial interest of a VIE and outlines what defines a primary beneficiary.  The new standard amends GAAP by: (a) changing certain rules for determining whether an entity is a VIE; (b) replacing the quantitative approach previously required for determining the primary beneficiary with a more qualitative approach; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a VIE, among other amendments.  The new standard also requires enhanced disclosures regarding an entity’s involvement in a VIE.  The adoption of these new standards did not have a material effect on the Company’s Consolidated Financial Statements.

8.    GUARANTOR SUBSIDIARIES

The Company’s outstanding public debt (the “Guaranteed Notes”) is jointly and severally, fully and unconditionally guaranteed by The Kroger Co. and some of its subsidiaries (the “Guarantor Subsidiaries”).  At August 14, 2010, a total of approximately $7,106 of Guaranteed Notes was outstanding.  The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of The Kroger Co.  Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.  The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

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

The following tables present summarized financial information as of August 14, 2010 and January 30, 2010 and for the second quarter, and two quarters ended August 14, 2010 and August 15, 2009:

Condensed Consolidating

Balance Sheets

As of August 14, 2010

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$26	$1,011	$—	$1,037
Deposits in-transit	77	671	—	748
Receivables	2,197	607	(1,999)	805
Net inventories	461	4,189	—	4,650
Prepaid and other current assets	97	209	—	306

Total current assets	2,858	6,687	(1,999)	7,546

Property, plant and equipment, net	1,826	12,177	—	14,003
Goodwill	5	1,153	—	1,158
Other assets	872	1,862	(2,165)	569
Investment in and advances to subsidiaries	10,363	—	(10,363)	—

Total assets	$15,924	$21,879	$(14,527)	$23,276

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$539	$—	$—	$539
Trade accounts payable	378	3,473	—	3,851
Other current liabilities	1,038	6,661	(4,164)	3,535

Total current liabilities	1,955	10,134	(4,164)	7,925

Long-term debt including obligations under capital leases and financing obligations
Face value of long-term debt including obligations under capital leases and financing obligations	7,208	—	—	7,208
Adjustment to reflect fair value interest rate hedges	70	—	—	70

Long-term debt including obligations under capital leases and financing obligations	7,278	—	—	7,278
Other long-term liabilities	1,524	1,382	—	2,906

Total liabilities	10,757	11,516	(4,164)	18,109

Shareowners’ Equity	5,167	10,363	(10,363)	5,167

Total liabilities and equity	$15,924	$21,879	$(14,527)	$23,276

Condensed Consolidating

Balance Sheets

As of January 30, 2010

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$29	$395	$—	$424
Deposits in-transit	76	578	—	654
Receivables	2,173	734	(1,998)	909
Net inventories	460	4,475	—	4,935
Prepaid and other current assets	405	156	—	561

Total current assets	3,143	6,338	(1,998)	7,483

Property, plant and equipment, net	1,823	12,106	—	13,929
Goodwill	5	1,153	—	1,158
Other assets	814	1,771	(2,029)	556
Investment in and advances to subsidiaries	10,019	—	(10,019)	—

Total assets	$15,804	$21,368	$(14,046)	$23,126

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$579	$—	$—	$579
Trade accounts payable	372	3,518	—	3,890
Other current liabilities	1,135	6,150	(4,027)	3,258

Total current liabilities	2,086	9,668	(4,027)	7,727

Long-term debt including obligations under capital leases and financing obligations
Face value of long-term debt including obligations under capital leases and financing obligations	7,420	—	—	7,420
Adjustment to reflect fair value interest rate hedges	57	—	—	57

Long-term debt including obligations under capital leases and financing obligations	7,477	—	—	7,477
Other long-term liabilities	1,315	1,681	—	2,996

Total liabilities	10,878	11,349	(4,027)	18,200

Shareowners’ Equity	4,926	10,019	(10,019)	4,926

Total liabilities and equity	$15,804	$21,368	$(14,046)	$23,126

Condensed Consolidating

Statements of Operations

For the Quarter Ended August 14, 2010

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,382	$16,741	$(327)	$18,796
Merchandise costs, including advertising, warehousing and transportation	1,939	12,965	(327)	14,577
Operating, general and administrative	432	2,776	—	3,208
Rent	27	122	—	149
Depreciation and amortization	40	328	—	368

Operating profit (loss)	(56)	550	—	494
Interest expense	101	1	—	102
Equity in earnings of subsidiaries	515	—	(515)	—

Earnings (loss) before income tax expense	358	549	(515)	392
Income tax expense	96	28	—	124

Net earnings (loss) including noncontrolling interests	262	521	(515)	268

Net earnings attributable to noncontrolling interests	—	6	—	6

Net earnings (loss) attributable to The Kroger Co.	$262	$515	$(515)	$262

Condensed Consolidating

 Statements of Operations

 For the Quarter Ended August 15, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,234	$15,820	$(326)	$17,728
Merchandise costs, including advertising, warehousing and transportation	1,865	12,107	(326)	13,646
Operating, general and administrative	398	2,687	—	3,085
Rent	23	127	—	150
Depreciation and amortization	36	312	—	348

Operating profit (loss)	(88)	587	—	499
Interest expense	110	5	—	115
Equity in earnings of subsidiaries	564	—	(564)	—

Earnings (loss) before income tax expense	366	582	(564)	384
Income tax expense	111	22	—	133

Net earnings (loss) including noncontrolling interests	255	560	(564)	251

Net (loss) attributable to noncontrolling interests	—	(4)	—	(4)

Net earnings (loss) attributable to The Kroger Co.	$255	$564	$(564)	$255

Condensed Consolidating

Statements of Operations

For the Two Quarters Ended August 14, 2010

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$5,571	$38,749	$(760)	$43,560
Merchandise costs, including advertising, warehousing and transportation	4,543	29,962	(760)	33,745
Operating, general and administrative	978	6,425	—	7,403
Rent	63	286	—	349
Depreciation and amortization	100	746	—	846

Operating profit (loss)	(113)	1,330	—	1,217
Interest expense	231	3	—	234
Equity in earnings of subsidiaries	1,048	—	(1,048)	—

Earnings (loss) before income tax expense	704	1,327	(1,048)	983
Income tax expense	68	272	—	340

Net earnings (loss) including noncontrolling interests	636	1,055	(1,048)	643

Net earnings attributable to noncontrolling interests	—	7	—	7

Net earnings (loss) attributable to The Kroger Co.	$636	$1,048	$(1,048)	$636

Condensed Consolidating

 Statements of Operations

 For the Two Quarters Ended August 15, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$5,117	$36,039	$(639)	$40,517
Merchandise costs, including advertising, warehousing and transportation	4,190	27,361	(639)	30,912
Operating, general and administrative	911	6,200	—	7,111
Rent	62	288	—	350
Depreciation and amortization	91	710	—	801

Operating profit (loss)	(137)	1,480	—	1,343
Interest expense	272	6	—	278
Equity in earnings of subsidiaries	1,187	—	(1,187)	—

Earnings (loss) before income tax expense	778	1,474	(1,187)	1,065
Income tax expense	88	295	—	383

Net earnings (loss) including noncontrolling interests	690	1,179	(1,187)	682

Net (loss) attributable to noncontrolling interests	—	(8)	—	(8)

Net earnings (loss) attributable to The Kroger Co.	$690	$1,187	$(1,187)	$690

Condensed Consolidating

Statements of Cash Flows

For the Two Quarters Ended August 14, 2010

	The Kroger Co.	Guarantor Subsidiaries	Consolidated

Net cash provided by operating activities	$29	$2,290	$2,319

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(74)	(878)	(952)
Other	8	5	13

Net cash used by investing activities	(66)	(873)	(939)

Cash flows from financing activities:
Dividends paid	(123)	—	(123)
Proceeds from issuance of long-term debt	301	—	301
Payments on long-term debt	(560)	—	(560)
Proceeds from issuance of capital stock	18	—	18
Treasury stock purchases	(228)	—	(228)
Decrease in book overdrafts	8	(100)	(92)
Investment in the remaining interest of a variable interest entity	(86)	—	(86)
Other	—	3	3
Net change in advances to subsidiaries	704	(704)	—

Net cash provided (used) by financing activities	34	(801)	(767)

Net increase (decrease) in cash	(3)	616	613

Cash:
Beginning of year	29	395	424

End of quarter	$26	$1,011	$1,037

Condensed Consolidating

Statements of Cash Flows

For the Two Quarters Ended August 15, 2009

	The Kroger Co.	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(71)	$2,237	$2,166

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(72)	(1,138)	(1,210)
Other	—	(12)	(12)

Net cash used by investing activities	(72)	(1,150)	(1,222)

Cash flows from financing activities:
Dividends paid	(117)	—	(117)
Proceeds from issuance of long-term debt	3	—	3
Payments on long-term debt	(413)	—	(413)
Proceeds from issuance of capital stock	9	—	9
Treasury stock purchases	(80)	—	(80)
Decrease in book overdrafts	(11)	(105)	(116)
Payments on credit facility	(129)	—	(129)
Other	—	5	5
Net change in advances to subsidiaries	878	(878)	—

Net cash provided (used) by financing activities	140	(978)	(838)

Net increase (decrease) in cash	(3)	109	106

Cash:
Beginning of year	27	236	263

End of quarter	$24	$345	$369

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

The principal contingencies are described below:

Insurance — The Company’s workers’ compensation risks are self-insured in most states. In addition, other workers’ compensation risks and certain levels of insured general liability risks are based on retrospective premium plans, deductible plans, and self-insured retention plans.  The liability for workers’ compensation risks is accounted for on a present value basis.  Actual claim settlements and expenses incident thereto may differ from the provisions for loss.  Property risks have been underwritten by a subsidiary and are all reinsured with unrelated insurance companies.  Operating divisions and subsidiaries have paid premiums, and the insurance subsidiary has provided loss allowances, based upon actuarially determined estimates.

Litigation — On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase.  The Company believes that it has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained.  However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company.  A decision on this case is expected within the next 12 months.  As of August 14, 2010, an adverse decision would require a cash payment of up to approximately $502, including interest.  Any accounting implications of an adverse decision in this case would be charged through the statement of operations.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”), which was designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California, violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. On May 28, 2008, pursuant to a stipulation between the parties, the court entered a final judgment in favor of the defendants.  The Attorney General appealed a trial court ruling to the Ninth Circuit Court of Appeals and the defendants appealed a separate ruling.  On August 17, 2010, the Ninth Circuit Court of Appeals held that the Agreement violated Section 1 of the Sherman Act, and it remanded the matter to the District Court for entry of a judgment in favor of the plaintiff and for any further proceedings consistent with its opinion.  Based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The determination of the obligation and expense for the Company’s defined benefit retirement pension plan and other post-retirement benefits is dependent on the Company’s selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in the financial statements in the Company’s 2009 Annual Report on Form 10-K and include, among other things, the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company has contributed $99 to its Company-sponsored defined benefit pension plans in 2010.  The Company now expects to contribute approximately $140 to these plans in 2010.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.  In addition, the Company expects our cash contributions and expense to the 401(k) Retirement Savings Account Plan from automatic and matching contributions to participants to increase slightly in 2010, compared to 2009.

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

10.     FAIR VALUE MEASUREMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company has certain derivative and financial instruments recorded at fair value, which primarily relate to fair value hedges on fixed to floating interest rate swaps on certain debt.  These instruments have not materially changed in fair value since disclosure in the financial statements in the Annual Report on Form 10-K of The Kroger Co. for the fiscal year ended January 30, 2010.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market price for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based on the net present value of the future cash flows using the forward interest rate yield curve in effect at August 14, 2010, and January 30, 2010.   At August 14, 2010, the fair value of total debt was $8,475 compared to a carrying value of $7,333.  At January 30, 2010, the fair value of total debt was $8,283 compared to a carrying value of $7,576.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At August 14, 2010, and January 30, 2010, the carrying and fair value of long-term investments for which fair value is determinable was $61 and $68, respectively.

11.     INVESTMENT IN VARIABLE INTEREST ENTITY

In February 2010, the Company purchased the remaining interest of The Little Clinic LLC for $86.  Since The Little Clinic LLC was consolidated as a VIE prior to the February 2010 purchase, the Company recorded the additional investment as an equity transaction.  Accordingly, no gain or loss was recorded on the additional investment.  As of the purchase date, the Company continued to consolidate The Little Clinic LLC as a wholly-owned subsidiary.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Second quarter 2010 total sales were $18.8 billion compared with $17.7 billion for the same period of 2009.  The increase in sales for the second quarter of 2010, compared to the second quarter of 2009, is attributable to identical supermarket sales increases, higher average retail fuel prices, increased fuel gallons sold, and an overall estimated increase in product cost inflation, excluding fuel.  In the second quarter of 2010, total loyal households shopping with us continued to increase: as did the amount they spend with us each trip.  While our estimated product cost inflation, excluding fuel, increased approximately 1%, our grocery departments, which comprise about half of a typical supermarket, experienced a different product cost trend.  Excluding milk, our grocery departments experienced 1.6% of product cost deflation.  Identical supermarket sales without fuel increased 2.7% in the second quarter of 2010.  This continues our trend of positive identical sales growth for more than six years.  Our identical sales growth also continues to be broad-based across all store departments and nearly all geographies.  Seventeen of our 18 supermarket divisions produced positive identical supermarket sales growth, excluding fuel.  The identical supermarket sales growth for the other division was essentially flat.  Our Customer 1st strategy continues to deliver solid results.

For the second quarter of 2010, net earnings totaled $262 million, or $0.41 per diluted share, compared to $255 million, or $0.39 per diluted share for the second quarter of 2009.  Our second quarter earnings per diluted share results for 2010 increased, compared to the same period in 2009, primarily due to strong retail fuel operations and the repurchase of our stock over the past four quarters.

The operating environment remains uncertain, and we believe several factors such as inflation or deflation in product and operating costs, the competitive environment, fluctuating fuel margins, and the inconsistency of the economic recovery and its influence on our customers’ purchasing behavior  will continue to affect our sales and earnings performance throughout the year.  Even though uncertainty remains in all of these areas, we believe the ability to create and deliver shareholder value in a variety of operating environments is a key part of our value proposition for investors.  Please refer to the “Outlook” section for more information on our expectations.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $262 million for the second quarter of 2010, an increase of 2.7% from net earnings of $255 million for the second quarter of 2009.  The increase in our net earnings resulted from strong retail fuel operations, decreased interest expense, and a lower effective tax rate, offset partially by an increase in prior years’ workers compensation reserves.  The decrease in interest expense resulted primarily from a lower weighted average interest rate and an increase in the benefit from interest rate swaps.  The lower effective tax rate resulted from an adjustment to our tax contingency reserves of approximately $15 million, resulting from the conclusion of an Internal Revenue Service examination.  Net earnings totaled $636 million for the first two quarters of 2010, a decrease of 7.8% from net earnings of $690 million for the first two quarters of 2009.  The decrease in our net earnings for the first two quarters of 2010, compared to the same period in 2009, resulted from decreased operating profit, which primarily resulted from decreased FIFO gross margins from non-fuel sales, partially offset by an increase in fuel operating profit and decreases in LIFO and interest expense, and a lower income tax rate.  FIFO gross margins in the first two quarters of 2010, excluding fuel, compared to the first two quarters of 2009, decreased primarily due to continued investments in lower prices for our customers.

Net earnings of $0.41 per diluted share for the second quarter of 2010 represented an increase of 5.1% over net earnings of $0.39 per diluted share for the second quarter of 2009.  Net earnings of $0.98 per diluted share for the first two quarters of 2010 represented a decrease of 6.7% over net earnings of $1.05 for the first two quarters of 2009.  Net earnings per diluted share increased in the second quarter of 2010, compared to the second quarter of 2009, due to increased net earnings and the repurchase of 17 million shares of our common stock over the past four quarters.  The net earnings per diluted share decline in the first two quarters of 2010, compared to the first two quarters of 2009, resulted from the decrease of net earnings, partially offset by the repurchase of 17 million shares of our common stock over the last four quarters.

Sales

Total Sales

(in millions)

	Second Quarter				Year-To-Date
	2010	Percentage Increase	2009	Percentage Increase (Decrease)	2010	Percentage Increase	2009	Percentage Increase (Decrease)
Total supermarket sales without fuel	$15,500	3.3%	$15,011	3.5%	$36,103	3.2%	$34,990	3.7%
Total supermarket fuel sales	$2,059	25.9%	$1,635	(26.6)%	$4,719	44.9%	$3,257	(29.9)%

Total supermarket sales	$17,559	5.5%	$16,646	(0.5)%	$40,822	6.7%	$38,247	(0.3)%
Other sales(1)	1,237	14.3%	1,082	(20.8)%	2,738	20.6%	2,270	(20.7)%

Total sales	$18,796	6.0%	$17,728	(2.0)%	$43,560	7.5%	$40,517	(1.7)%

(1)                        Other sales primarily relate to sales by convenience stores, including fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; and a wholly-owned entity.

The increase in our total sales for the second quarter of 2010, compared to the second quarter of 2009, was primarily the result of our identical supermarket sales increase, excluding fuel, of 2.7%, which includes inflation in some product costs, and an increase in supermarket fuel sales of 25.9%.  Total supermarket fuel sales increased in the second quarter of 2010, compared to the second quarter of 2009, due to higher average retail fuel prices of 7.3% and increased fuel gallons sold of 17.6%.  The increase in the average supermarket retail fuel price was caused by an increase in the product cost of fuel.  The increase in total supermarket sales without fuel for the second quarter of 2010, compared to the second quarter of 2009, was primarily the result of increases in identical supermarket sales, excluding fuel, of 2.7%.  Identical supermarket sales, excluding fuel, increased primarily due to increased transaction counts.

The increase in our total sales for the first two quarters of 2010, compared to the first two quarters of 2009, was primarily the result of our identical supermarket sales increase, excluding fuel, of 2.6%, which includes inflation in some product costs, and an increase in supermarket fuel sales of 44.9%.  Total supermarket fuel sales increased in the first two quarters of 2010, compared to the first two quarters of 2009, due to higher average retail fuel prices of 22.5% and increased fuel gallons sold of 18.3%.  The increase in the average supermarket retail fuel price was caused by an increase in the product cost of fuel.  The increase in total supermarket sales without fuel for the first two quarters of 2010, compared to the first two quarters of 2009, was primarily the result of increases in identical supermarket sales, excluding fuel, of 2.6%.  Identical supermarket sales, excluding fuel, increased primarily due to increased transaction counts.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel center discounts received at our fuel centers and earned based on in-store purchases reduce the supermarket identical sales results reflected in the table below.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include all sales at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented to calculate second quarter 2010 percent changes.

Identical Supermarket Sales

 ($ in millions)

	Second Quarter
	2010	2009
Including fuel centers	$16,917	$16,156
Excluding fuel centers	$14,947	$14,553

Including fuel centers	4.7%	(1.6)%
Excluding fuel centers	2.7%	2.6%

We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations.  As is the case for identical supermarket sales, fuel center discounts received at our fuel centers and earned based on in-store purchases reduce the supermarket comparable sales results reflected in the table below.  Comparable supermarket sales include all sales at comparable Fred Meyer multi-department stores.  Our comparable supermarket sales results are summarized in the table below.  We used the comparable supermarket dollar figures presented to calculate second quarter 2010 percent changes.

Comparable Supermarket Sales

($ in millions)

	Second Quarter
	2010	2009
Including fuel centers	$17,348	$16,524
Excluding fuel centers	$15,329	$14,896

Including fuel centers	5.0%	(1.3)%
Excluding fuel centers	2.9%	3.0%

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as sales minus merchandise costs, including advertising, warehousing and transportation, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expense.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate decreased 60 basis points to 22.51% for the second quarter of 2010 from 23.11% for the second quarter of 2009.  Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 16 basis points for the second quarter of 2010 compared to the second quarter of 2009.  Our FIFO gross margin, excluding the effect of retail fuel operations, declined during the second quarter of 2010, primarily due to higher warehouse and transportation expenses, as a percentage of sales, and continued investments in lower prices for our customers.

Our FIFO gross margin rate decreased 121 basis points to 22.59% for the first two quarters of 2010 from 23.80% for the first two quarters of 2009.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 51 basis points for the first two quarters of 2010 compared to the first two quarters of 2009.  This decrease resulted primarily from continued investments in lower prices for our customers and higher shrink and warehouse and transportation expenses, as a percentage of sales.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, decreased 33 basis points to 17.07% for the second quarter of 2010 from 17.40% for the second quarter of 2009.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel, increased 7 basis points in the second quarter of 2010 compared to the second quarter of 2009.  The increase in our OG&A rate in the second quarter of 2010, excluding the effect of retail fuel sales, resulted primarily from an increase in our reserves related to workers compensation from prior year claims and continually increasing pension and health care expenses, and credit card fees, partially offset by productivity improvements, increased baled salvage income, and strong cost controls at the store level.

OG&A expenses, as a percentage of sales, decreased 55 basis points to 17.00% for the first two quarters of 2010 from 17.55% for the first two quarters of 2009.  OG&A expenses, as a percentage of sales excluding fuel, increased 10 basis points in the first two quarters of 2010 compared to the first two quarters of 2009.  The increase in our OG&A rate in the first two quarters of 2010, excluding the effect of retail fuel sales, resulted primarily from increases in pension and health care expenses, and credit card fees, partially offset by productivity improvements, increased baled salvage income, lower utility costs, and strong cost controls at the store level.

Rent Expense

Rent expense was $149 million, or 0.79% of sales, for the second quarter of 2010, compared to $150 million, or 0.85% of sales, for the second quarter of 2009.  For the year-to-date period, rent expense was $349 million, or 0.80% of total sales in 2010, compared to $350 million, or 0.86% of sales, in 2009.  Rent expense, as a percentage of sales excluding fuel, decreased 4 basis points in the second quarter of 2010 compared to the second quarter of 2009 and in the first two quarters of 2010 compared to the first two quarters of 2009.  The decrease in rent expense, as a percentage of sales excluding fuel, primarily reflects our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.

Depreciation Expense

Depreciation expense was $368 million, or 1.96% of total sales, for the second quarter of 2010 compared to $348 million, or 1.96% of total sales, for the second quarter of 2009.  The increase in depreciation expense, in total dollars, was the result of additional depreciation on capital expenditures, including acquisitions and lease buyouts, of $2.0 billion during the rolling four quarter period ending with the second quarter of 2010.  Depreciation expense remained consistent, as a percentage of sales, for the second quarter of 2010, compared to the second quarter of 2009, primarily due to the benefit of increased supermarket sales and higher average retail fuel prices.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, increased three basis points in the second quarter of 2010, compared to the same period of 2009.

Depreciation expense was $846 million, or 1.94% of total sales, for the first two quarters of 2010 compared to $801 million, or 1.98% of total sales, for the first two quarters of 2009.  The increase in depreciation expense, in total dollars, was the result of additional depreciation on capital expenditures, including acquisitions and lease buyouts, of $2.0 billion during the rolling four quarter period ending with the second quarter of 2010.  The decrease in our depreciation expense for the first two quarters of 2010, compared to the first two quarters of 2009, as a percentage of sales, is primarily due to the benefit of increased supermarket sales and higher average retail fuel prices.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, increased three basis points in the first two quarters of 2010, compared to the same period of 2009.

Interest Expense

Net interest expense was $102 million, or 0.54% of total sales, in the second quarter of 2010 and $115 million, or 0.65% of total sales, in the second quarter of 2009.  For the year-to-date period, interest expense was $234 million, or 0.54% of total sales, in 2010 and $278 million, or 0.69% of total sales, in 2009.  The decrease in net interest expense for both the quarter and year-to-date periods of 2010, when compared to the same periods of 2009, resulted primarily from a lower weighted average interest rate and an increase in our benefit from interest rate swaps.

Income Taxes

Our effective income tax rate was 31.6% for the second quarter of 2010 and 34.6% for the second quarter of 2009.  For the year-to-date period, our effective income tax rate was 34.6% in 2010 and 36.0% in 2009.  The 2010 and 2009 effective income tax rates differed from the federal statutory rate primarily due to the effect of state income taxes and the benefit from the favorable resolution of certain tax issues.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.3 billion of cash from operating activities during the first two quarters of 2010, compared to $2.2 billion in the first two quarters of 2009.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses, and changes in working capital.  Changes in working capital provided cash from operating activities of $820 million in the first two quarters of 2010 and $664 million in the first two quarters of 2009.  The increase in the change in working capital from 2010, compared to 2009, was primarily the result of a larger decrease in inventory and prepaid expenses and an increase in accrued expenses, compared to a decrease in 2009, offset by a decrease in deposits in transit and a smaller decline in trade accounts payable.

The decrease in the amount of cash paid for interest in the first two quarters of 2010, compared to the first two quarters of 2009, resulted primarily from a lower weighted average interest rate and an increase in our benefit from interest rate swaps.

The amount of cash paid for income taxes increased in the first two quarters of 2010, compared to the first two quarters of 2009, due to applying our fiscal 2008 overpayment of income taxes to 2009 income taxes.

Net cash used by investing activities

We used $939 million of cash for investing activities during the first two quarters of 2010 compared to $1.2 billion during the first two quarters of 2009.  The amount of cash used for investing activities decreased in the first two quarters of 2010 versus 2009, due to decreased payments for capital expenditures.

Net cash used by financing activities

We used $767 million of cash for financing activities in the first two quarters of 2010 compared to $838 million in the first two quarters of 2009.  The decrease in the amount of cash used for financing activities in the first two quarters of 2010, compared to the same period of 2009, was primarily related to proceeds received from the issuance of long-term debt and decreased payments on our credit facility, offset partially by increased treasury stock purchases and payments on long-term debt and our investment in the remaining interest of a variable interest entity.  Proceeds from the issuance of common stock resulted from exercises of employee stock options.

Debt Management

As of August 14, 2010, we maintained a committed $2.5 billion, five-year revolving credit facility that, unless extended, terminates on November 15, 2011.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained three uncommitted money market lines totaling $100 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of August 14, 2010, we did not have any borrowings under the credit facility, money market lines, or outstanding commercial paper.  The outstanding letters of credit that reduced the funds available under our credit agreement totaled $308 million as of August 14, 2010.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants. As of August 14, 2010, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $278 million to $7.8 billion as of the end of the second quarter of 2010, from $7.5 billion as of the end of the second quarter of 2009.  Total debt decreased $240 million as of the end of the second quarter of 2010, from $8.1 billion as of year-end 2009.  The increase as of the end of the second quarter of 2010, compared to the end of the second quarter of 2009, resulted from the issuance in the third quarter of 2009 of $500 million of senior notes bearing an interest rate of 3.90% and the issuance in the second quarter of 2010 of $300 million of senior notes bearing an interest rate of 5.4%, partially offset by the payment at maturity in the first quarter of 2010 of $500 million of senior notes bearing an interest rate of 8.05%.  As of August 14, 2010, our cash and temporary cash investments were $1.0 billion compared to $424 million as of January 30, 2010.

Common Stock Repurchase Program

During the second quarter of 2010, we invested $148 million to repurchase 7.3 million shares of Kroger stock at an average price of $20.43 per share.  For the first two quarters of 2010, we invested $228 million to repurchase 10.9 million shares of Kroger stock at an average price of $20.92 per share.  These shares were reacquired under three separate stock repurchase programs.  The first was a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on January 18, 2008.  The second is a $500 million repurchase program, replacing the first program, that was authorized by Kroger’s Board of Directors on June 24, 2010.  The third is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.

Liquidity Needs

We estimate our liquidity needs over the next twelve month period to be approximately $2 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments, and scheduled principal payments of debt, offset by cash and temporary cash investments on hand at the end of the second quarter of 2010.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. In addition to the sources of liquidity noted above, we also expect to be able to fund future scheduled principal payments of long-term debt from our cash flows from operating activities and, if necessary, by issuing additional debt. We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $403 million for the second quarter of 2010 compared to $518 million for the second quarter of 2009.  Year-to-date, capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $935 million in 2010 and $1.1 billion in 2009.  The decrease in capital expenditures, excluding acquisitions and the purchase of leased facilities, was primarily due to the timing of our annual capital expenditures related to newly opened, expanded, or relocated food stores and within-the-wall remodels in 2010, compared to 2009.  During the second quarter of 2010, capital expenditures for the purchase of leased facilities totaled $7 million compared to $84 million for the second quarter of 2009.  During the first two quarters of 2010, capital expenditures for purchases of leased facilities totaled $17 million compared to $115 million for the first two quarters of 2009.  This decrease was due to the Company purchasing several retail stores and one distribution center at very attractive prices during the first two quarters of 2009.  During the second quarter of 2010, we opened, acquired, expanded or relocated three food stores and also completed 25 within-the-wall remodels.  During the first two quarters of 2010, we opened, acquired, expanded or relocated 19 food stores and also completed 60 within-the-wall remodels.  Total food store square footage increased 1.1% from the second quarter of 2009. Excluding acquisitions and operational closings, total food store square footage increased 1.5% over the second quarter of 2009.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  Except as noted below in our Recently Adopted Accounting Standards, our critical accounting policies are summarized in our 2009 Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) amended its standards related to fair value measurements and disclosures, which are effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity that will not become effective until interim and annual periods beginning after December 15, 2010.  The new standard requires us to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements.  The new standard also requires a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements.  See Note 10 to the Consolidated Financial Statements for our fair value measurements and disclosures.

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

•

For 2010, we will continue to focus on improving sales growth, in accordance with our Customer 1st strategy, by making investments in gross margin and customer shopping experiences. We expect to finance these investments primarily with operating cost reductions. We expect non-fuel operating margins to have a slight reduction in rate in 2010, from 2009, excluding the non-cash impairment charges recorded in 2009.

•	For 2010, we expect fuel margins, which can be highly volatile, to be approximately $0.11 per gallon, and we expect continued strong growth in fuel gallons sold.

•	For 2010, we expect our annualized LIFO charge to be approximately $50 million. This forecast is based on estimated cost changes for products in our inventory.

•	For fiscal year 2010, we expect interest expense to be approximately $450 million.

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

•	We expect that our effective tax rate for 2010 will be approximately 35.5%, including our second quarter tax contingency reserve adjustment.

•	We expect rent expense, as a percentage of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•

We believe that in 2010 there will be opportunities to reduce our operating costs in such areas as administration, productivity improvements, shrink, warehousing and transportation. We intend to invest these savings in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•

Although we are not required to make cash contributions to Company-sponsored defined benefit pension plans during 2010, we expect to contribute approximately $140 million to these plans in 2010. We expect any elective contributions made during 2010 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions. We expect 2010 expense for Company-sponsored defined benefit pension plans to be approximately $64 million. In addition, we expect 401(k) Retirement Savings Account Plan cash contributions and expense from automatic and matching contributions to participants to increase slightly in 2010, compared to 2009.

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

•

We have various labor agreements that will be negotiated later in 2010, covering store employees in Albuquerque, Cincinnati, Ft. Wayne, Houston, Little Rock, Portland, Seattle, and Toledo. We will also negotiate agreements with the Teamsters for employees in southern California. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions. A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations.

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

•

We could fail to realize our expected operating margin per gallon of fuel and fuel gallons sold based upon changes in the price of fuel, a change in our operating costs, or if a pattern of rapid changes in fuel costs occurs.

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

•

Our capital expenditures, expected square footage growth, and number of store projects completed over the next three fiscal years could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, if our logistics and technology or store projects are not completed on budget or within the time frame projected, of if current conditions fail to improve, or worsen.

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

•

Earnings and sales also may be affected by adverse weather conditions, particularly to the extent that hurricanes, tornadoes, floods, earthquakes, and other conditions disrupt our operations or those of our suppliers; create shortages in the availability or increases in the cost of products that we sell in our stores or materials and ingredients we use in our manufacturing facilities; or raise the cost of supplying energy to our various operations.

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

Item 4.         Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 14, 2010.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended August 14, 2010, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase.  The Company believes that it has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained.  However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company.  A decision on this case is expected within the next 12 months.  As of August 14, 2010, an adverse decision would require a cash payment of up to approximately $502, including interest.  Any accounting implications of an adverse decision in this case would be charged through the statement of operations.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”), which was designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California, violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. On May 28, 2008, pursuant to a stipulation between the parties, the court entered a final judgment in favor of the defendants.  The Attorney General appealed a trial court ruling to the Ninth Circuit Court of Appeals and the defendants appealed a separate ruling.  On August 17, 2010, the Ninth Circuit Court of Appeals held that the Agreement violated Section 1 of the Sherman Act, and it remanded the matter to the District Court for entry of a judgment in favor of the plaintiff and for any further proceedings consistent with its opinion.  Based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust, wage and hour, or civil rights laws, as well as product liability cases, are pending against the Company.  Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.  For a further discussion of our legal proceedings, see Note 9 to our Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
May 23, 2010 to June 19, 2010	1,901,175	$20.25	1,901,175	$240
Second four weeks
June 20, 2010 to July 17, 2010	3,796,774	$20.16	3,796,774	$454
Third four weeks
July 18, 2010 to August 14, 2010	2,285,019	$20.98	2,285,019	$409
Total	7,982,968	$20.42	7,982,968	$409

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of 2010 contained three 28-day periods.
(2)

Shares were repurchased under (i) a $1 billion stock repurchase program, authorized by the Board of Directors on January 18, 2008, (ii) a $500 million stock repurchase program, authorized by the Board of Directors on June 24, 2010, and (iii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option and long-term incentive plans, which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. During the second quarter of fiscal 2010, the $500 million stock-repurchase program referred to in clause (ii) replaced the $1 billion stock repurchase program referred to in clause (i). Accordingly, the Company does not intend to make further purchases under the program referenced in clause (i). Total shares purchased include shares that were surrendered to the Company by participants under the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

(3)

The amounts shown in this column in the first four-week period reflect amounts remaining under the $1 billion stock repurchase program referenced in clause (i) of Note 2 above. The amounts shown in this column in the second and third four-week periods reflect amounts remaining under the $500 million stock repurchase program referenced in clause (ii) of Note 2 above. Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

Item 6. Exhibits.

EXHIBIT 3.1	-

Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010, filed with the SEC on June 28, 2010.

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

EXHIBIT 10.19*	-	Form of Performance Unit Agreement under Long-Term Incentive Plans.

EXHIBIT 31.1	-	Rule 13a–14(a) / 15d–14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a–14(a) / 15d–14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibits — Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: September 22, 2010	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: September 22, 2010	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -

Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010, filed with the SEC on June 28, 2010.

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

Exhibit 10.19* -	Form of Performance Unit Agreement under Long-Term Incentive Plans.

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications — Chief Executive Officer.

Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications — Chief Financial Officer.

Exhibit 32.1 -	Section 1350 Certifications.

Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS -	XBRL Instance Document.

EXHIBIT 101.SCH -	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB -	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensation plan or arrangement.