Form 10-Q
period 2010-11-06
KROGER CO
filed 2010-12-13
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 6, 2010

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

There were 635,950,237 shares of Common Stock ($1 par value) outstanding as of December 10, 2010.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 6, 2010	November 7, 2009	November 6, 2010	November 7, 2009
Sales	$18,698	$17,662	$62,258	$58,179
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	14,571	13,662	48,316	44,574
Operating, general and administrative	3,199	3,137	10,602	10,248
Rent	154	152	503	502
Depreciation and amortization	368	356	1,214	1,157
Goodwill impairment charge	—	1,113	—	1,113

Operating profit (loss)	406	(758)	1,623	585
Interest expense	103	105	337	383

Earnings (loss) before income tax expense	303	(863)	1,286	202
Income tax expense	96	13	436	396

Net earnings (loss) including noncontrolling interests	207	(876)	850	(194)
Net earnings (loss) attributable to noncontrolling interests	5	(1)	12	(9)

Net earnings (loss) attributable to The Kroger Co.	$202	$(875)	$838	$(185)

Net earnings (loss) attributable to The Kroger Co. per basic common share	$0.32	$(1.35)	$1.30	$(0.29)
Average number of common shares used in basic calculation	633	646	638	647

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$0.32	$(1.35)	$1.30	$(0.29)
Average number of common shares used in diluted calculation	636	646	641	647

Dividends declared per common share	$.105	$.095	$.295	$.275

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	November 6,	January 30,
	2010	2010
ASSETS
Current assets
Cash and temporary cash investments	$758	$424
Deposits in-transit	755	654
Receivables	847	909
FIFO inventory	6,065	5,705
LIFO reserve	(809)	(770)
Prefunded employee benefits	—	300
Prepaid and other current assets	291	261
Total current assets	7,907	7,483

Property, plant and equipment, net	14,106	13,929
Goodwill	1,158	1,158
Other assets	584	556

Total Assets	$23,755	$23,126

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$547	$579
Trade accounts payable	4,179	3,890
Accrued salaries and wages	837	786
Deferred income taxes	354	354
Other current liabilities	2,423	2,118
Total current liabilities	8,340	7,727

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	7,191	7,420
Adjustment to reflect fair-value interest rate hedges	70	57
Long-term debt including obligations under capital leases and financing obligations	7,261	7,477

Deferred income taxes	577	568
Pension and postretirement benefit obligations	989	1,082
Other long-term liabilities	1,327	1,346

Total Liabilities	18,494	18,200

Commitments and contingencies (see Note 9)

SHAREOWNERS’ EQUITY

Preferred stock, $100 par per share, 5 shares authorized and unissued	—	—
Common stock, $1 par per share, 1,000 shares authorized; 959 shares issued in 2010 and 958 shares issued in 2009	959	958
Additional paid-in capital	3,343	3,361
Accumulated other comprehensive loss	(565)	(593)
Accumulated earnings	8,013	7,364
Common stock in treasury, at cost, 327 shares in 2010 and 316 shares in 2009	(6,486)	(6,238)

Total Shareowners’ Equity - The Kroger Co.	5,264	4,852
Noncontrolling interests	(3)	74

Total Equity	5,261	4,926

Total Liabilities and Equity	$23,755	$23,126

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Three Quarters Ended
	November 6, 2010	November 7, 2009
Cash Flows from Operating Activities:
Net earnings (loss) including noncontrolling interests	$850	$(194)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,214	1,157
LIFO charge	39	48
Goodwill impairment charge	—	1,113
Asset impairment charge	22	44
Stock-based employee compensation	62	64
Expense for Company-sponsored pension plans	50	24
Deferred income taxes	5	51
Other	(11)	15
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(101)	(38)
Receivables	(2)	(4)
Inventories	(359)	(434)
Prepaid expenses	270	228
Trade accounts payable	288	351
Accrued expenses	214	(1)
Income taxes receivable and payable	138	229
Contribution to Company-sponsored pension plans	(141)	(265)
Other	(4)	(13)

Net cash provided by operating activities	2,534	2,375

Cash Flows from Investing Activities:
Payments for capital expenditures	(1,423)	(1,766)
Proceeds from sale of assets	34	7
Payments for acquisitions	(7)	(23)
Other	(4)	(13)

Net cash used by investing activities	(1,400)	(1,795)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	301	505
Dividends paid	(183)	(176)
Payments on long-term debt	(570)	(426)
Payments on credit facility	—	(129)
Excess tax benefits on stock-based awards	2	2
Proceeds from issuance of capital stock	24	30
Treasury stock purchases	(292)	(130)
Increase (decrease) in book overdrafts	1	(4)
Investment in the remaining interest of a variable interest entity	(86)	—
Other	3	2

Net cash used by financing activities	(800)	(326)

Net increase in cash and temporary cash investments	334	254

Cash and temporary cash investments:
Beginning of year	424	263
End of quarter	$758	$517

Reconciliation of capital expenditures:
Payments for property and equipment	$(1,423)	$(1,766)
Changes in construction-in-progress payables	(25)	(65)
Total capital expenditures	$(1,448)	$(1,831)

Disclosure of cash flow information:
Cash paid during the year for interest	$371	$434
Cash paid during the year for income taxes	$334	$119

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 31, 2009	955	$955	$3,266	306	$(6,039)	$(495)	$7,538	$95	$5,320
Issuance of common stock:
Stock options exercised	2	2	27	—	1	—	—	—	30
Restricted stock issued	—	—	(56)	(1)	40	—	—	—	(16)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	5	(106)	—	—	—	(106)
Stock options exchanged	—	—	—	1	(24)	—	—	—	(24)
Tax benefits from exercise of stock options	—	—	20	—	—	—	—	—	20
Share-based employee compensation	—	—	64	—	—	—	—	—	64
Other comprehensive gain net of income tax of $2	—	—	—	—	—	4	—	—	4
Other	—	—	18	—	(17)	—	—	(17)	(16)
Cash dividends declared ($0.275 per common share)	—	—	—	—	—	—	(181)	—	(181)
Net earnings (loss) including noncontrolling interests	—	—	—	—	—	—	(185)	(9)	(194)

Balances at November 7, 2009	957	$957	$3,339	311	$(6,145)	$(491)	$7,172	$69	$4,901

Balances at January 30, 2010	958	$958	$3,361	316	$(6,238)	$(593)	$7,364	$74	$4,926
Issuance of common stock:
Stock options exercised	1	1	9	(1)	14	—	—	—	24
Restricted stock issued	—	—	(52)	(1)	35	—	—	—	(17)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	12	(259)	—	—	—	(259)
Stock options exchanged	—	—	—	1	(33)	—	—	—	(33)
Tax detriments from exercise of stock options	—	—	(22)	—	—	—	—	—	(22)
Share-based employee compensation	—	—	62	—	—	—	—	—	62
Other comprehensive gain net of income tax of $17	—	—	—	—	—	28	—	—	28
Other	—	—	7	—	(5)	—	—	(22)	(20)
Investment in the remaining interest of a variable interest entity	—	—	(22)	—	—	—	—	(67)	(89)
Cash dividends declared ($0.295 per common share)	—	—	—	—	—	—	(189)	—	(189)
Net earnings including noncontrolling interests	—	—	—	—	—	—	838	12	850

Balances at November 6, 2010	959	$959	$3,343	327	$(6,486)	$(565)	$8,013	$(3)	$5,261

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

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of The Kroger Co. for the fiscal year ended January 30, 2010.

The unaudited information in the Consolidated Financial Statements for the third quarter and three quarters ended November 6, 2010 and November 7, 2009, includes the results of operations of the Company for the 12 and 40-week periods then ended.

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

2.              EQUITY INCENTIVE PLANS

The Company recognized total stock-based compensation of $18 and $19 in the third quarter ended November 6, 2010 and November 7, 2009, respectively.  The Company recorded $62 and $64 of stock-based compensation for the first three quarters ended November 6, 2010 and November 7, 2009, respectively.  These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

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

Stock options granted in the first three quarters of 2010 expire 10 years from the date of grant and vest from one year to five years from the date of grant. Restricted stock awards granted in the first three quarters of 2010 have restrictions that lapse in one year to five years from the date of the awards. All grants and awards become immediately exercisable, in the case of options, and restrictions lapse, in the case of restricted stock, upon certain changes of control of the Company.

Changes in equity awards outstanding under the plans are summarized below.

Stock Options

	Shares subject to option	Weighted-average exercise price
Outstanding, January 30, 2010	34.7	$21.30
Granted	3.6	$20.21
Exercised	(1.7)	$16.20
Canceled or Expired	(0.4)	$21.65

Outstanding, November 6, 2010	36.2	$21.42

Restricted Stock

	Restricted shares outstanding	Weighted-average grant-date fair value
Outstanding, January 30, 2010	4.4	$24.25
Granted	2.3	$20.22
Lapsed	(2.2)	$23.68
Canceled	(0.1)	$23.35

Outstanding, November 6, 2010	4.4	$22.42

The weighted-average fair value of stock options granted during the first three quarters ended November 6, 2010 and November 7, 2009, was $5.11 and $6.30, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

The following table reflects the weighted average assumptions used for grants awarded to option holders:

	2010	2009
Risk-free interest rate	2.57%	3.17%
Expected dividend yield	2.00%	1.80%
Expected volatility	26.87%	28.05%
Expected term	6.9 Years	6.8 Years

3.              DEBT OBLIGATIONS

Long-term debt consists of:

	November 6,	January 30,
	2010	2010
3.90% to 8.05% Senior Notes due through 2040	$7,106	$7,308
5.00% to 9.88% Mortgages due in varying amounts through 2034	76	105
Other	149	163

Total debt, excluding capital leases and financing obligations	7,331	7,576

Less current portion	(514)	(549)

Total long-term debt, excluding capital leases and financing obligations	$6,817	$7,027

With the proceeds received from the Company’s third quarter of 2009 issuance of $500 of senior notes bearing an interest rate of 3.90% due in 2015, the Company repaid $500 of senior notes bearing an interest rate of 8.05% that matured in the first quarter of 2010.

In the second quarter of 2010, the Company issued $300 of senior notes bearing an interest rate of 5.40% due in 2040.

4.              COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Third Quarter Ended		Year-To-Date
	November 6, 2010	November 7, 2009	November 6, 2010	November 7, 2009
Net earnings (loss) including noncontrolling interests	$207	$(876)	$850	$(194)
Unrealized gain on available for sale securities, net of income tax(1)	—	—	5	—
Amortization of amounts included in net periodic pension expense, net of income tax(2)	7	4	21	2
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax	1	1	2	2

Comprehensive income (loss)	215	(871)	878	(190)
Comprehensive income (loss) attributable to noncontrolling interests	5	(1)	12	(9)

Comprehensive income (loss) attributable to The Kroger Co.	$210	$(870)	$866	$(181)

(1)         Amount is net of tax of $1 for the third quarter of 2010.  Amount is net of tax of $4 for the first three quarters of 2010.

(2)         Amount is net of tax of $3 for the third quarter of 2010 and $2 for the third quarter of 2009.  Amount is net of tax of $13 for the first three quarters of 2010 and $2 for the first three quarters of 2009.

5.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefit plans for the third quarter of 2010 and 2009.

	Third Quarter
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$10	$12	$3	$3
Interest cost	38	36	4	5
Expected return on plan assets	(45)	(53)	—	—
Amortization of:
Prior service cost	—	1	(1)	(2)
Actuarial loss	12	9	(1)	(2)

Net periodic benefit cost	$15	$5	$5	$4

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefit plans for the first three quarters of 2010 and 2009.

	Year-To-Date
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$33	$28	$10	$8
Interest cost	129	130	14	15
Expected return on plan assets	(151)	(147)	—	—
Amortization of:
Prior service cost	—	2	(4)	(5)
Actuarial loss	39	11	(3)	(4)

Net periodic benefit cost	$50	$24	$17	$14

The Company contributed $141 and $265 to Company-sponsored pension plans in the first three quarters of 2010 and 2009, respectively.

The Company contributed $93 and $88 to employee 401(k) retirement savings accounts in the first three quarters of 2010 and 2009, respectively.

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

	Third Quarter Ended			Third Quarter Ended
	November 6, 2010			November 7, 2009
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings (loss) attributable to The Kroger Co. per basic common share	$201	633	$0.32	$(875)	646	$(1.35)
Dilutive effect of stock options		3			—

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$201	636	$0.32	$(875)	646	$(1.35)

	Year –To-Date			Year-To-Date
	November 6, 2010			November 7, 2009
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings (loss) attributable to The Kroger Co. per basic common share	$832	638	$1.30	$(185)	647	$(0.29)
Dilutive effect of stock options		3			—

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$832	641	$1.30	$(185)	647	$(0.29)

The Company had undistributed and distributed earnings to participating securities totaling $1 in the third quarter of 2010.  For the first three quarters of 2010, the Company had undistributed and distributed earnings to participating securities totaling $6.  Due to the Company having a net loss in both the third quarter and first three quarters of 2009, no allocation was made to participating securities due to the anti-dilutive effect.

The Company had options outstanding for approximately 23 shares during the third quarter of 2010 that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.  For the first three quarters of 2010, the Company had options outstanding for approximately 21 shares, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

7.              RECENTLY ADOPTED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) amended its standards related to fair value measurements and disclosures, which are effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity that will become effective for interim and annual periods beginning after December 15, 2010.  The new standard requires the Company to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements.  The new standard also requires a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements.  See Note 10 to the Consolidated Financial Statements for the Company’s fair value measurements and disclosures.

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

8.              GUARANTOR SUBSIDIARIES

As of November 6, 2010, the Company’s outstanding public debt (the “Guaranteed Notes”) was jointly and severally, fully and unconditionally guaranteed by some of the Company’s subsidiaries (the “Guarantor Subsidiaries”).  At November 6, 2010, a total of approximately $7,106 of Guaranteed Notes was outstanding.  The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of The Kroger Co.  Separate financial statements of The Kroger Co. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.  The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.

The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pre-tax earnings, cash flow, and equity.  Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below.

There are no current restrictions on the ability of the Guarantor Subsidiaries to make payments under the guarantees referred to above, except, however, the obligations of each guarantor under its guarantee are limited to the maximum amount that will result in obligations of such guarantor under its guarantee not constituting a fraudulent conveyance or fraudulent transfer for purposes of Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act, or any similar Federal or state law (e.g., adequate capital to pay dividends under corporate laws).

The following tables present summarized financial information as of November 6, 2010 and January 30, 2010 and for the third quarter, and three quarters ended November 6, 2010 and November 7, 2009:

Condensed Consolidating

Balance Sheets

As of November 6, 2010

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$27	$731	$—	$758
Deposits in-transit	81	674	—	755
Receivables	2,217	629	(1,999)	847
Net inventories	552	4,704	—	5,256
Prepaid and other current assets	89	202	—	291

Total current assets	2,966	6,940	(1,999)	7,907

Property, plant and equipment, net	1,876	12,230	—	14,106
Goodwill	5	1,153	—	1,158
Other assets	915	1,903	(2,234)	584
Investment in and advances to subsidiaries	10,247	—	(10,247)	—

Total assets	$16,009	$22,226	$(14,480)	$23,755

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$547	$—	$—	$547
Trade accounts payable	391	3,788	—	4,179
Other current liabilities	1,056	6,791	(4,233)	3,614

Total current liabilities	1,994	10,579	(4,233)	8,340

Long-term debt including obligations under capital leases and financing obligations
Face value of long-term debt including obligations under capital leases and financing obligations	7,191	—	—	7,191
Adjustment to reflect fair value interest rate hedges	70	—	—	70

Long-term debt including obligations under capital leases and financing obligations	7,261	—	—	7,261
Other long-term liabilities	1,493	1,400	—	2,893

Total liabilities	10,748	11,979	(4,233)	18,494

Shareowners’ Equity	5,261	10,247	(10,247)	5,261

Total liabilities and equity	$16,009	$22,226	$(14,480)	$23,755

Condensed Consolidating

Balance Sheets

As of January 30, 2010

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and temporary cash investments	$29	$395	$—	$424
Deposits in-transit	76	578	—	654
Receivables	2,173	734	(1,998)	909
Net inventories	460	4,475	—	4,935
Prepaid and other current assets	405	156	—	561

Total current assets	3,143	6,338	(1,998)	7,483

Property, plant and equipment, net	1,823	12,106	—	13,929
Goodwill	5	1,153	—	1,158
Other assets	814	1,771	(2,029)	556
Investment in and advances to subsidiaries	10,019	—	(10,019)	—

Total assets	$15,804	$21,368	$(14,046)	$23,126

Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$579	$—	$—	$579
Trade accounts payable	372	3,518	—	3,890
Other current liabilities	1,135	6,150	(4,027)	3,258

Total current liabilities	2,086	9,668	(4,027)	7,727

Long-term debt including obligations under capital leases and financing obligations
Face value of long-term debt including obligations under capital leases and financing obligations	7,420	—	—	7,420
Adjustment to reflect fair value interest rate hedges	57	—	—	57

Long-term debt including obligations under capital leases and financing obligations	7,477	—	—	7,477
Other long-term liabilities	1,315	1,681	—	2,996

Total liabilities	10,878	11,349	(4,027)	18,200

Shareowners’ Equity	4,926	10,019	(10,019)	4,926

Total liabilities and equity	$15,804	$21,368	$(14,046)	$23,126

Condensed Consolidating

Statements of Operations

For the Quarter Ended November 6, 2010

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,394	$16,644	$(340)	$18,698
Merchandise costs, including advertising, warehousing and transportation	1,931	12,980	(340)	14,751
Operating, general and administrative	411	2,788	—	3,199
Rent	31	123	—	154
Depreciation and amortization	40	328	—	368

Operating profit (loss)	(19)	425	—	406
Interest expense	102	1	—	103
Equity in earnings of subsidiaries	349	—	(349)	—

Earnings before income tax expense	228	424	(349)	303
Income tax expense	26	70	—	96

Net earnings including noncontrolling interests	202	354	(349)	207

Net earnings attributable to noncontrolling interests	—	5	—	5

Net earnings attributable to The Kroger Co.	$202	$349	$(349)	$202

Condensed Consolidating

Statements of Operations

For the Quarter Ended November 7, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$2,240	$15,763	$(341)	$17,662
Merchandise costs, including advertising, warehousing and transportation	1,836	12,167	(341)	13,662
Operating, general and administrative	350	2,787	—	3,137
Rent	27	125	—	152
Depreciation and amortization	39	317	—	356
Goodwill impairment charge	—	1,113	—	1,113

Operating loss	(12)	(746)	—	(758)
Interest expense	103	2	—	105
Equity in earnings of subsidiaries	(735)	—	735	—

Loss before income tax expense	(850)	(748)	735	(863)
Income tax expense (benefit)	25	(12)	—	13

Net loss including noncontrolling interests	(875)	(736)	735	(876)

Net loss attributable to noncontrolling interests	—	(1)	—	(1)

Net loss attributable to The Kroger Co.	$(875)	$(735)	$735	$(875)

Condensed Consolidating

Statements of Operations

For the Three Quarters Ended November 6, 2010

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$7,965	$55,393	$(1,100)	$62,258
Merchandise costs, including advertising, warehousing and transportation	6,474	42,942	(1,100)	48,316
Operating, general and administrative	1,389	9,213	—	10,602
Rent	94	409	—	503
Depreciation and amortization	140	1,074	—	1,214

Operating profit (loss)	(132)	1,755	—	1,623
Interest expense	333	4	—	337
Equity in earnings of subsidiaries	1,397	—	(1,397)	—

Earnings before income tax expense	932	1,751	(1,397)	1,286
Income tax expense	94	342	—	436

Net earnings including noncontrolling interests	838	1,409	(1,397)	850

Net earnings attributable to noncontrolling interests	—	12	—	12

Net earnings attributable to The Kroger Co.	$838	$1,397	$(1,397)	$838

Condensed Consolidating

Statements of Operations

For the Three Quarters Ended November 7, 2009

	The Kroger Co.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$7,357	$51,802	$(980)	$58,179
Merchandise costs, including advertising, warehousing and transportation	6,026	39,528	(980)	44,574
Operating, general and administrative	1,261	8,987	—	10,248
Rent	89	413	—	502
Depreciation and amortization	130	1,027	—	1,157
Goodwill impairment charge	—	1,113	—	1,113

Operating profit (loss)	(149)	734	—	585
Interest expense	375	8	—	383
Equity in earnings of subsidiaries	452	—	(452)	—

Earnings (loss) before income tax expense	(72)	726	(452)	202
Income tax expense	113	283	—	396

Net earnings (loss) including noncontrolling interests	(185)	443	(452)	(194)

Net loss attributable to noncontrolling interests	—	(9)	—	(9)

Net earnings (loss) attributable to The Kroger Co.	$(185)	$452	$(452)	$(185)

Condensed Consolidating

Statements of Cash Flows

For the Three Quarters Ended November 6, 2010

	The Kroger Co.	Guarantor Subsidiaries	Consolidated

Net cash (used) provided by operating activities	$(291)	$2,825	$2,534

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(97)	(1,326)	(1,423)
Other	13	10	23

Net cash used by investing activities	(84)	(1,316)	(1,400)

Cash flows from financing activities:
Dividends paid	(183)	—	(183)
Proceeds from issuance of long-term debt	301	—	301
Payments on long-term debt	(570)	—	(570)
Proceeds from issuance of capital stock	26	—	26
Treasury stock purchases	(292)	—	(292)
Increase (decrease) in book overdrafts	8	(7)	1
Investment in the remaining interest of a variable interest entity	(86)	—	(86)
Other	—	3	3
Net change in advances to subsidiaries	1,169	(1,169)	—

Net cash provided (used) by financing activities	373	(1,173)	(800)

Net increase (decrease) in cash and temporary cash investments	(2)	336	334

Cash and temporary cash investments:
Beginning of year	29	395	424

End of quarter	$27	$731	$758

Condensed Consolidating

Statements of Cash Flows

For the Three Quarters Ended November 7, 2009

	The Kroger Co.	Guarantor Subsidiaries	Consolidated

Net cash (used) provided by operating activities	$(309)	$2,684	$2,375

Cash flows from investing activities:
Payments for capital expenditures, excluding acquisitions	(111)	(1,655)	(1,766)
Other	(3)	(26)	(29)

Net cash used by investing activities	(114)	(1,681)	(1,795)

Cash flows from financing activities:
Dividends paid	(176)	—	(176)
Proceeds from issuance of long-term debt	505	—	505
Payments on long-term debt	(426)	—	(426)
Proceeds from issuance of capital stock	32	—	32
Treasury stock purchases	(130)	—	(130)
Increase (decrease) in book overdrafts	(9)	5	(4)
Payments on credit facility	(129)	—	(129)
Other	—	2	2
Net change in advances to subsidiaries	756	(756)	—

Net cash (used) provided by financing activities	423	(749)	(326)

Net increase in cash and temporary cash investments	—	254	254

Cash and temporary cash investments:
Beginning of year	27	236	263

End of quarter	$27	$490	$517

Effective November 8, 2010, the guarantees by the Guarantor Subsidiaries were terminated in connection with the execution by the Company of a new credit facility that is not guaranteed by any of the Company’s subsidiaries.  See Note 12 below.

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

Litigation — On October 6, 2006, the Company petitioned the Tax Court (In Re: Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc., Docket No. 20364-06) for a redetermination of deficiencies set by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner has determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition does not qualify as a purchase.  The Company believes that it has strong arguments in favor of its position and believes it is more likely than not that its position will be sustained.  However, due to the inherent uncertainty involved in the litigation process, there can be no assurances that the Tax Court will rule in favor of the Company.  A decision on this case is expected within the next 12 months.  As of November 6, 2010, an adverse decision would require a cash payment of up to approximately $509, including interest.  Any accounting implications of an adverse decision in this case would be charged through the statement of operations.

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

The determination of the obligation and expense for the Company’s defined benefit retirement pension plan and other post-retirement benefits is dependent on the Company’s selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in the financial statements in the Company’s Annual Report on Form 10-K and include, among other things, the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company has contributed $141 to its Company-sponsored defined benefit pension plans in 2010.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.  In addition, the Company expects its cash contributions and expense to the 401(k) Retirement Savings Account Plan from automatic and matching contributions to participants to increase slightly in 2010, compared to 2009.

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

Based on the most recent information available to it, the Company believes that the present value of actuarial accrued liabilities in most or all of these multi-employer plans exceeds the value of the assets held in trust to pay benefits. Because the Company is one of a number of employers contributing to these plans, it is difficult to ascertain what the Company’s share of the underfunding would be, although we anticipate the Company’s contributions to these plans will increase each year.  The Company believes that funding levels have not changed significantly since year end.  As a result, the Company expects meaningful increases in expense as a result of increases in multi-employer pension plan contributions over the next five years, to reduce this underfunding.  Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

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

Fair Value of Other Financial Instruments

 Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market price for the same or similar issues, adjusted for illiquidity, based on available market evidence.  If quoted market prices were not available, the fair value was based on the net present value of the future cash flows using the forward interest rate yield curve in effect at November 6, 2010, and January 30, 2010.   At November 6, 2010, the fair value of total debt was $8,391 compared to a carrying value of $7,331.  At January 30, 2010, the fair value of total debt was $8,283 compared to a carrying value of $7,576.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At November 6, 2010, and January 30, 2010, the carrying and fair value of long-term investments for which fair value is determinable was $63 and $68, respectively.

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

12.       SUBSEQUENT EVENT

On November 8, 2010, the Company entered into documentation for a new $2,000 unsecured revolving credit facility (the “New Credit Agreement”), with a termination date of May 15, 2014, unless extended as permitted under the New Credit Agreement.  This credit facility replaced the Company’s $2,500 credit facility that would otherwise have terminated on November 15, 2011.

Borrowings under the New Credit Agreement bear interest at the Company’s option, at either (i) LIBOR plus a market rate spread, subject to a floor and cap based on the Company’s Leverage Ratio or (ii) the base rate, defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month LIBOR plus 1.0% plus a margin equal to 1.0% less than a market rate spread (but not less than 0.0%).  The Company will also pay a Commitment Fee based on the Leverage Ratio and Letter of Credit fees equal to a market rate spread for LIBOR loans.

The New Credit Agreement contains covenants, which, among other things, require the maintenance of a Leverage Ratio of not greater than 3.50:1.00 and a Fixed Charge Coverage Ratio of not less than 1.70:1.00.  The Company may repay the New Credit Agreement in whole or in part at any time without premium or penalty.

The New Credit Agreement is not guaranteed by the Company’s subsidiaries.  As a result, the Company terminated the subsidiary guarantees of its outstanding public debt in accordance with the provisions of the indentures for that debt.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Third quarter 2010 total sales were $18.7 billion compared to $17.7 billion for the same period of 2009.  The increase in sales for the third quarter of 2010, compared to the third quarter of 2009, is attributable to identical supermarket sales increases, higher average retail fuel prices, increased fuel gallons sold, and an increase in inflation.  Overall our estimated product cost inflation, excluding fuel, increased approximately 1.5%.  However, our grocery departments, which comprise about half of a typical supermarket, experienced a different product cost trend.  Excluding milk, our grocery departments experienced 0.5% of product cost deflation.  Identical supermarket sales without fuel increased 2.4% in the third quarter of 2010.  We have now achieved 28 consecutive quarters of positive identical supermarket sales growth, excluding fuel.  The strength of our identical supermarket sales results relative to many of our competitors’ trends strongly suggests that we continue to gain market share.  Our identical sales growth also continues to be broad-based across all store departments and nearly all geographies.  Sixteen of our 18 supermarket divisions produced positive identical supermarket sales growth, excluding fuel.  Of the two remaining supermarket divisions, one was essentially flat and the other experienced a slight decline.  In the third quarter of 2010, total loyal households and the amount they spend continued to increase, helping to also drive identical supermarket sales.  We believe that our Customer 1st strategy continues to deliver solid results.

For the third quarter of 2010, net earnings totaled $202 million, or $0.32 per diluted share, an increase of $1.67 per diluted share over the third quarter of 2009.  The results for the third quarter of 2009 include non-cash asset impairment charges totaling $1.05 billion, after-tax, that primarily resulted from a goodwill write-down at our Ralphs division in southern California.  Net earnings for the third quarter of 2010 increased $0.05 per diluted share compared to the third quarter of 2009, excluding these non-cash asset impairment charges.  Our third quarter earnings per diluted share results for 2010 increased, compared to the same period in 2009, primarily due to strong operating results, including fuel, the repurchase of our stock over the past four quarters, and a lower effective tax rate.

Based on our results for the first three quarters of 2010 and better balance on margin investments, we narrowed our guidance for both annual identical supermarket sales and net earnings per diluted share for fiscal year 2010.  Please refer to the “Outlook” section for more information on our expectations.  We are striving for a result in the upper half of the net earnings per diluted share guidance range. This guidance reflects the uncertainty that remains in the economic recovery, food costs, the competitive environment, and fluctuating fuel margins.  Even though uncertainties remain in all of these areas, we believe the ability to create and deliver shareholder value in a variety of operating environments is a key part of our value proposition for investors.

RESULTS OF OPERATIONS

Net Earnings (loss)

Net earnings totaled $202 million for the third quarter of 2010 compared to a net loss of $875 million for the third quarter of 2009.  The results for the third quarter of 2009 include non-cash asset impairment charges totaling $1.05 billion, after-tax, that primarily resulted from a goodwill write-down at our Ralphs division in southern California.  Excluding these impairment charges, net earnings for the quarter would have been $177 million.  Additionally, the increase in this year’s net earnings for the quarter resulted from strong operating results, including fuel, and a lower effective tax rate.  The lower effective tax rate resulted from an adjustment to our tax contingency reserves of approximately $10 million, due to favorable resolutions of certain tax issues.

Net earnings totaled $838 million for the first three quarters of 2010 compared to a net loss of $185 million for the first three quarters of 2009.  The results for the first three quarters of 2009 include non-cash asset impairment charges referred to above.  Excluding these impairment charges, net earnings for the first three quarters of 2009 would have been $866 million.  The decrease in net earnings for the first three quarters of 2010, compared to the first three quarter of 2009 excluding the non-cash asset impairment charges, primarily resulted from decreased operating profit, due to decreased FIFO gross margins from non-fuel sales, partially offset by an increase in fuel operating profit and decreases in LIFO and interest expense, and a lower effective income tax rate.  FIFO gross margins in the first three quarters of 2010, excluding fuel, compared to the first three quarters of 2009, decreased primarily due to continued investments in lower prices to our customers.  The decrease in interest expense in the first three quarters of 2010, compared to the first three quarters of 2009, resulted primarily from a lower weighted average interest rate and an increase in the benefit from interest rate swaps.  The lower effective tax rate in the first three quarters of 2010, compared to the first three quarters of 2009, resulted from an adjustment to our tax contingency reserves of approximately $23 million in 2010, due to favorable resolutions of certain tax issues, compared to approximately $13 million in the first three quarters of 2009.

We recorded net earnings of $0.32 per diluted share for the third quarter of 2010 compared to a net loss of $1.35 in the third quarter of 2009.  Net earnings totaled $1.30 per diluted share for the first three quarters of 2010 compared to a net loss of $0.29 per diluted share for the first three quarters of 2009. The 2009 results include non-cash asset impairment charges referred to above.  Excluding these impairment charges, net earnings per diluted share would have been $0.27 in the third quarter of 2009 and $1.33 for the first three quarters of 2009.  Net earnings per diluted share increased in the third quarter of 2010, compared to the third quarter of 2009 excluding the non-cash asset impairment charges, due to increased net earnings and the repurchase of 18 million shares of our common stock over the past four quarters.  Net earnings per diluted share decreased in the first three quarters of 2010, compared to the first three quarters of 2009 excluding the non-cash asset impairment charges, primarily due to decreased net earnings from a decline in FIFO gross margin, partially offset by the repurchase of 18 million shares of our common stock over the last four quarters.

Sales

Total Sales

(in millions)

	Third Quarter				Year-To-Date
	2010	Percentage Increase	2009	Percentage Increase (Decrease)	2010	Percentage Increase	2009	Percentage Increase (Decrease)
Total supermarket sales without fuel	$15,384	3.0%	$14,934	2.1%	$51,487	3.1%	$49,925	3.3%
Total supermarket fuel sales	$2,108	25.9%	$1,674	(7.9)%	$6,827	38.5%	$4,930	(23.7)%

Total supermarket sales	$17,492	5.3%	$16,608	1.0%	$58,314	6.3%	$54,855	0.1%
Other sales(1)	1,206	14.4%	1,054	(10.1)%	3,944	18.7%	3,324	(17.4)%

Total sales	$18,698	5.9%	$17,662	0.3%	$62,258	7.0%	$58,179	(1.1)%

(1)	Other sales primarily relate to sales by convenience stores, including fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; and a wholly-owned entity.

The increase in our total sales for the third quarter of 2010, compared to the third quarter of 2009, was primarily the result of our identical supermarket sales increase, excluding fuel, of 2.4% and an increase in supermarket fuel sales of 25.9%.  Identical supermarket sales, excluding fuel, increased primarily due to inflation, increased transaction counts, a small increase in the average transaction, and an increase in the number of loyal households shopping with us.  Total supermarket fuel sales increased in the third quarter of 2010, compared to the third quarter of 2009, due to higher average retail fuel prices of 8.6% and increased fuel gallons sold of 16.2%.  The increase in the average supermarket retail fuel price was caused by an increase in the product cost of fuel.

The increase in our total sales for the first three quarters of 2010, compared to the first three quarters of 2009, was primarily the result of our identical supermarket sales increase, excluding fuel, of 2.5% and an increase in supermarket fuel sales of 38.5%.  Identical supermarket sales, excluding fuel, increased primarily due to increased transaction counts and an increase in the number of loyal households shopping with us.  Total supermarket fuel sales increased in the first three quarters of 2010, compared to the first three quarters of 2009, due to higher average retail fuel prices of 17.6% and increased fuel gallons sold of 17.7%.  The increase in the average supermarket retail fuel price was caused by an increase in the product cost of fuel.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel center discounts received at our fuel centers and earned based on in-store purchases reduce the supermarket identical sales results reflected in the table below.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include all sales at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented to calculate third quarter 2010 percent changes.

Identical Supermarket Sales

($ in millions)

	Third Quarter
	2010	2009
Including fuel centers	$16,888	$16,156
Excluding fuel centers	$14,867	$14,520

Including fuel centers	4.5%	0.0%
Excluding fuel centers	2.4%	1.3%

We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations.  As is the case for identical supermarket sales, fuel center discounts received at our fuel centers and earned based on in-store purchases reduce the supermarket comparable sales results reflected in the table below.  Comparable supermarket sales include all sales at comparable Fred Meyer multi-department stores.  Our comparable supermarket sales results are summarized in the table below.  We used the comparable supermarket dollar figures presented to calculate third quarter 2010 percent changes.

Comparable Supermarket Sales

($ in millions)

	Third Quarter
	2010	2009
Including fuel centers	$17,291	$16,492
Excluding fuel centers	$15,220	$14,825

Including fuel centers	4.8%	0.4%
Excluding fuel centers	2.7%	1.7%

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as sales minus merchandise costs, including advertising, warehousing and transportation, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expense.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate decreased 56 basis points to 22.14% for the third quarter of 2010 from 22.70% for the third quarter of 2009.  Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 10 basis points for the third quarter of 2010 compared to the third quarter of 2009.  Our FIFO gross margin, excluding the effect of retail fuel operations, declined during the third quarter of 2010, as a percentage of sales, primarily due to higher warehouse and transportation expenses and continued investments in lower prices for our customers, partially offset by improvements in shrink.

Our FIFO gross margin rate decreased 101 basis points to 22.46% for the first three quarters of 2010 from 23.47% for the first three quarters of 2009.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 38 basis points for the first three quarters of 2010 compared to the first three quarters of 2009.  This decrease resulted primarily from continued investments in lower prices for our customers and higher shrink and warehouse and transportation expenses, as a percentage of sales.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, decreased 65 basis points to 17.11% for the third quarter of 2010 from 17.76% for the third quarter of 2009.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel and the southern California non-cash asset impairment charges in the third quarter of 2009, decreased 14 basis points in the third quarter of 2010, compared to the third quarter of 2009.  The decrease in our OG&A rate in the third quarter of 2010, compared to the third quarter of 2009, excluding the effect of fuel and the southern California non-cash asset impairment charges in the third quarter of 2009, resulted primarily from productivity improvements and strong cost controls, partially offset by an increase in the litigation reserve and increasing pension and health care expenses and credit card fees.

OG&A expenses, as a percentage of sales, decreased 58 basis points to 17.03% for the first three quarters of 2010 from 17.61% for the first three quarters of 2009.  OG&A expenses, as a percentage of sales excluding fuel and the southern California non-cash asset impairment charges in the third quarter of 2009, increased 3 basis points in the first three quarters of 2010 compared to the first three quarters of 2009.  The increase in our OG&A rate in the first three quarters of 2010, compared to the first three quarters of 2009, excluding the effect of fuel and the southern California non-cash asset impairment charges in the third quarter of 2009, resulted primarily from increases in pension and health care expenses, and credit card fees, partially offset by productivity improvements, lower utility costs, and strong cost controls at the store level.

Rent Expense

Rent expense was $154 million, or 0.82% of sales, for the third quarter of 2010, compared to $152 million, or 0.86% of sales, for the third quarter of 2009.  For the year-to-date period, rent expense was $503 million, or 0.81% of total sales in 2010, compared to $502 million, or 0.86% of sales, in 2009.  The increase in rent expense for both the quarter and year-to-date periods of 2010, when compared to the same periods of 2009, resulted primarily from a closed store reserve adjustment in the third quarter of 2010.  Rent expense, as a percentage of sales excluding fuel, decreased 2 basis points in the third quarter of 2010 compared to the third quarter of 2009.  Rent expense, as a percentage of sales excluding fuel, decreased 4 basis points in the first three quarters of 2010 compared to the first three quarters of 2009.  The decrease in rent expense, as a percentage of sales excluding fuel, primarily reflects our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.

Depreciation Expense

Depreciation expense was $368 million, or 1.97% of total sales, for the third quarter of 2010 compared to $356 million, or 2.02% of total sales, for the third quarter of 2009.  The increase in depreciation expense, in total dollars, was the result of additional depreciation on capital expenditures, including acquisitions and lease buyouts, of $2.0 billion during the rolling four quarter period ending with the third quarter of 2010.  Depreciation expense decreased, as a percentage of sales, for the third quarter of 2010, compared to the third quarter of 2009, primarily due to the benefit of increased supermarket sales and higher average retail fuel prices.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, decreased two basis points in the third quarter of 2010, compared to the same period of 2009.

Depreciation expense was $1.2 billion, or 1.95% of total sales, for the first three quarters of 2010 compared to $1.2 billion, or 1.99% of total sales, for the first three quarters of 2009.  The decrease in our depreciation expense for the first three quarters of 2010, compared to the first three quarters of 2009, as a percentage of sales, is primarily due to the benefit of increased supermarket sales and higher average retail fuel prices.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, increased two basis points in the first three quarters of 2010, compared to the same period of 2009.

Interest Expense

Net interest expense was $103 million, or 0.55% of total sales, in the third quarter of 2010 and $105 million, or 0.59% of total sales, in the third quarter of 2009.  For the year-to-date period, interest expense was $337 million, or 0.54% of total sales, in 2010 and $383 million, or 0.66% of total sales, in 2009.  The decrease in net interest expense for the year-to-date period of 2010, compared to the same period of 2009, resulted primarily from a lower weighted average interest rate, lower debt balance and an increase in our benefit from interest rate swaps.

Income Taxes

Our effective income tax rate was 31.7% for the third quarter of 2010 and (1.5%) for the third quarter of 2009.  For the year-to-date period, our effective income tax rate was 33.9% in 2010 and 196.0% in 2009.  The 2010 effective income tax rates differed from the federal statutory rate primarily due to the effect of state income taxes and the benefit from the favorable resolution of certain tax issues.  The 2009 effective income tax rates differed from the federal statutory rate primarily due to the discrete goodwill impairment charge being mostly non-deductible for tax purposes as well as favorable resolutions for certain tax issues.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flow Information

Net cash provided by operating activities

We generated $2.5 billion of cash from operating activities during the first three quarters of 2010, compared to $2.4 billion in the first three quarters of 2009.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses, and changes in working capital.  Changes in working capital provided cash from operating activities of $444 million in the first three quarters of 2010 and $318 million in the first three quarters of 2009.  This increase in the change in working capital in 2010, compared to 2009, was primarily due to an increase in accrued expenses.

The decrease in the amount of cash paid for interest in the first three quarters of 2010, compared to the first three quarters of 2009, resulted primarily from a lower weighted average interest rate and an increase in our benefit from interest rate swaps.

The amount of cash paid for income taxes increased in the first three quarters of 2010, compared to the first three quarters of 2009, due to our having applied our fiscal 2008 overpayment of income taxes to 2009 income taxes.

Net cash used by investing activities

We used $1.4 billion of cash for investing activities during the first three quarters of 2010 compared to $1.8 billion during the first three quarters of 2009.  The amount of cash used for investing activities decreased in the first three quarters of 2010 versus 2009, due to decreased payments for capital expenditures.

Net cash used by financing activities

We used $800 million of cash for financing activities in the first three quarters of 2010 compared to $326 million in the first three quarters of 2009.  The increase in the amount of cash used for financing activities in the first three quarters of 2010, compared to the same period of 2009, was primarily related to decreased proceeds received from the issuance of long-term debt and increased payments on long-term debt and treasury stock purchases and our investment in the remaining interest of a variable interest entity, offset partially by decreased payments on our credit facility.  Proceeds from the issuance of common stock resulted from exercises of employee stock options.

Debt Management

As of November 6, 2010, we maintained a credit agreement for a committed $2.5 billion, five-year revolving credit facility that, unless extended, would have terminated on November 15, 2011.  Outstanding borrowings under the credit facility and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facility.  In addition to the credit facility, we maintained three uncommitted money market lines totaling $100 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit facility.  As of November 6, 2010, we did not have any borrowings under the credit facility, money market lines, or outstanding commercial paper.  The outstanding letters of credit that reduced the funds available under our credit facility totaled $267 million as of November 6, 2010.

Our bank credit agreement and the indentures underlying our publicly issued debt contain various restrictive covenants.  As of November 6, 2010, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants or the financial covenants of our new credit agreement referred to below in the foreseeable future.

On November 8, 2010, we entered into a new credit agreement for a $2 billion unsecured revolving credit facility, with a termination date of May 15, 2014, unless extended as permitted under the credit agreement.  This credit facility replaced our $2.5 billion credit facility that would otherwise have terminated on November 15, 2011.  The credit agreement is filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 8, 2010.  Refer to Note 12 of our Consolidated Financial Statements.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $247 million to $7.8 billion as of the end of the third quarter of 2010, from $8.1 billion as of the end of the third quarter of 2009.  Total debt decreased $250 million as of the end of the third quarter of 2010, from $8.1 billion as of year-end 2009.  The decrease as of the end of the third quarter of 2010, compared to the end of the third quarter of 2009, resulted from the payment at maturity in the first quarter of 2010 of $500 million of senior notes bearing an interest rate of 8.05%, partially offset by the issuance in the second quarter of 2010 of $300 million of senior notes bearing an interest rate of 5.4%.  As of November 6, 2010, our cash and temporary cash investments were $758 million compared to $424 million as of January 30, 2010.

   Common Stock Repurchase Program

During the third quarter of 2010, we invested $64 million to repurchase 2.9 million shares of Kroger stock at an average price of $21.72 per share.  For the first three quarters of 2010, we invested $292 million to repurchase 13.8 million shares of Kroger stock at an average price of $21.09 per share.  The shares purchased during the first three quarters of 2010 were reacquired under three separate stock repurchase programs.  The first was a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on January 18, 2008.  The second is a $500 million repurchase program, replacing the first program, that was authorized by Kroger’s Board of Directors on June 24, 2010.  The third is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.  The shares purchased during the third quarter of 2010 were reacquired under the second and third programs described above.

   Liquidity Needs

We estimate our liquidity needs over the next twelve month period to be approximately $2.2 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments, and scheduled principal payments of debt, offset by cash and temporary cash investments on hand at the end of the third quarter of 2010.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. In addition to the sources of liquidity noted above, we also expect to be able to fund future scheduled principal payments of long-term debt from our cash flows from operating activities and, if necessary, by issuing additional debt. We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $484 million for the third quarter of 2010 compared to $552 million for the third quarter of 2009.  Year-to-date, capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $1.4 billion in 2010 and $1.7 billion in 2009.  The decrease in capital expenditures, excluding acquisitions and the purchase of leased facilities, was primarily due to us not completing as many store projects in 2010, compared to 2009.  During the third quarter of 2010, capital expenditures for the purchase of leased facilities totaled $12 million compared to $23 million for the third quarter of 2009.  During the first three quarters of 2010, capital expenditures for purchases of leased facilities totaled $28 million compared to $138 million for the first three quarters of 2009.  This decrease was due to the Company purchasing several more leased facilities and a large distribution center at very attractive prices during the first three quarters of 2009, compared to the same period in 2010.  During the third quarter of 2010, we opened, acquired, expanded or relocated ten food stores and also completed 39 within-the-wall remodels.  During the first three quarters of 2010, we opened, acquired, expanded or relocated 28 food stores and also completed 99 within-the-wall remodels.  Total food store square footage increased 0.6% from the third quarter of 2009. Excluding acquisitions and operational closings, total food store square footage increased 1.1% over the third quarter of 2009.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  Except as noted below in our Recently Adopted Accounting Standards, our critical accounting policies are summarized in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) amended its standards related to fair value measurements and disclosures, which are effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity that will become effective for interim and annual periods beginning after December 15, 2010.  The new standard requires us to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements.  The new standard also requires a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements.  See Note 10 to the Consolidated Financial Statements for our fair value measurements and disclosures.

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

•

We expect net earnings per diluted share in the range of $1.65-$1.78 for 2010.  We are striving for a result in the upper half of the net earnings per diluted share guidance range.  In addition, our shareholder return is enhanced 1.5%-2.0% by our dividend.

•	We expect identical supermarket sales growth, excluding fuel sales, of 2.5%-3.0% in 2010.

•

For 2010, we will continue to focus on improving sales growth, in accordance with our Customer 1st strategy, by making investments in gross margin and customer shopping experiences. We expect to finance these investments primarily with operating cost reductions.  We expect non-fuel operating margins for 2010 to be comparable to those for the first three quarters of 2010.

•	For 2010, we expect fuel margins, which can be highly volatile, to be approximately $0.12 per gallon, and we expect continued strong growth in fuel gallons sold.

•	For 2010, we expect our annualized LIFO charge to be approximately $50 million. This forecast is based on estimated cost changes for products in our inventory.

•	For 2010, we expect interest expense to be approximately $450 million.

•

We plan to use cash flow primarily for capital investments, to maintain our current debt coverage ratios, to pay cash dividends, and to repurchase stock.  As market conditions change, we re-evaluate these uses of cash flow.

•	We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•

Capital expenditures reflect our strategy of growth through expansion, as well as focusing on productivity increases from our existing store base through remodels.  In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements.  The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investments for 2010 to be in the range of $1.8-$2.0 billion, excluding acquisitions and purchases of leased facilities.  We expect total food store square footage to grow approximately 1.0%-1.4% before acquisitions and operational closings.

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

•	We believe we have adequate sources of cash, if needed, under our credit facility and other borrowing sources.

•

We expect that our OG&A results will be affected by increased costs, such as higher employee benefit costs and credit card fees, offset by improved productivity from process changes and leverage gained through sales increases.

•	We expect that our effective tax rate for 2010 will be slightly below 35.0%, including our tax contingency reserve adjustments for the first three quarters of 2010.

•	We expect rent expense, as a percentage of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•

We believe that in 2010 there will be opportunities to reduce our operating costs in such areas as administration, productivity improvements, shrink, warehousing and transportation.  We intend to invest most of these savings in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•

Although we were not required to make cash contributions to Company-sponsored defined benefit pension plans during 2010, we contributed approximately $141 million to these plans in 2010.  We expect any elective contributions made during 2010 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.  We expect 2010 expense for Company-sponsored defined benefit pension plans to be approximately $64 million.  In addition, we expect 401(k) Retirement Savings Account Plan cash contributions and expense from automatic and matching contributions to participants to increase slightly in 2010, compared to 2009.

•

We expect to contribute approximately $250 million to multi-employer pension plans in 2010, subject to collective bargaining.  In addition, we expect meaningful increases in expense as a result of increases in multi-employer pension plan contributions over the next several years.

•	We expect bad debt expense from the credit extended to our customers through our Company-branded credit card in 2010 to be approximately $16 million.

•	We do not anticipate additional goodwill impairments in 2010.

•

We have various labor agreements that will be negotiated later in 2010, covering store employees in Ft. Wayne and Little Rock.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions.  A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.  In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations.

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
•

Our ability to achieve sales and earnings goals may be affected by: labor disputes; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; and the success of our future growth plans.

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

•

Interest expense could be adversely affected by the interest rate environment, changes in our credit ratings, fluctuations in the amount of outstanding debt, decisions to incur prepayment penalties on the early redemption of debt and any factor that adversely affects our operations and results in an increase in debt.

•

Impairment losses, including goodwill, could be affected by changes in our assumptions of future cash flows, market values or business valuations in the market.  Our cash flow projections include several years of projected cash flows which would be affected by changes in the economic environment, real estate market values, competitive activity, inflation and customer behavior.

•

Our estimated expense and obligation for Kroger-sponsored pension plans and other post-retirement benefits could be affected by changes in the assumptions used in calculating those amounts.  These assumptions include, among others, the discount rate, the expected long-term rate of return on plan assets, average life expectancy and the rate of increases in compensation and health care costs.

•

Adverse weather conditions could increase the cost our suppliers charge for their products, or may decrease customer demand for certain products.  Increases in demand for certain commodities could also increase the cost our suppliers charge for their products.  Additionally, increases in the cost of inputs, such as utility costs or raw material costs, could negatively affect financial ratios and earnings.

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

Item 4.           Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 6, 2010.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended November 6, 2010, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
August 15, 2010 to September 11, 2010	737,379	$21.51	737,379	$394
Second four weeks
September 12, 2010 to October 9, 2010	849,872	$21.77	849,872	$380
Third four weeks
October 10, 2010 to November 6, 2010	1,375,749	$21.80	1,375,749	$352
Total	2,963,000	$21.72	2,963,000	$352

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of 2010 contained three 28-day periods.
(2)

Shares were repurchased under (i) a $500 million stock repurchase program, authorized by the Board of Directors on June 24, 2010, and (ii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option and long-term incentive plans, which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. Total shares purchased include shares that were surrendered to the Company by participants under the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

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

THE KROGER CO.

Dated: December 13, 2010	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: December 13, 2010	By:	/s/ J. Michael Schlotman
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