Form 10-K
period 2011-01-29
KROGER CO
filed 2011-03-29
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of August 14, 2010:  $14.0 billion.  There were 620,635,423 shares of Common Stock ($1 par value) outstanding as of March 25, 2011.

Documents Incorporated by Reference:

Portions of proxy statement to be filed pursuant to Regulation 14A of the Exchange Act on or before May 31, 2011, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.                             BUSINESS.

The Kroger Co. was founded in 1883 and incorporated in 1902. As of January 29, 2011, the Company was one of the largest retailers in the United States based on annual sales. The Company also manufactures and processes some of the food for sale in its supermarkets. The Company’s principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202, and its telephone number is (513) 762-4000. The Company maintains a web site (www.kroger.com) that includes additional information about the Company. The Company makes available through its web site, free of charge, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and its interactive data files, including amendments. These forms are available as soon as reasonably practicable after the Company has filed them with, or furnished them electronically to, the SEC.

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

EMPLOYEES

As of January 29, 2011, the Company employed approximately 338,000 full and part-time employees. A majority of the Company’s employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 300 such agreements, usually with terms of three to five years.

During 2011, the Company has major labor contracts to be negotiated covering store employees in southern California, Memphis and West Virginia.  The Company will also negotiate agreements with the Teamsters who represent some of our associates in distribution and manufacturing operations in the Midwest.  Negotiations in 2011 will be challenging as the Company strives for competitive cost structures in each market while meeting our associates’ needs for good wages and affordable health care and maintain our ability to make expected increased contributions to our pension plans.

STORES

As of January 29, 2011, the Company operated, either directly or through its subsidiaries, 2,460 supermarkets and multi-department stores, 1,014 of which had fuel centers.  Approximately 44% of these supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land.  The Company’s current strategy emphasizes self-development and ownership of store real estate.  The Company’s stores operate under several banners that have strong local ties and brand recognition.  Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

The combo stores are the primary food store format.  They typically draw customers from a 2 — 2½ mile radius.  The Company believes this format is successful because the stores are large enough to offer the specialty departments that customers desire for one-stop shopping, including natural food and organic sections, pharmacies, general merchandise, pet centers and high-quality perishables such as fresh seafood and organic produce.

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

In addition to the supermarkets, as of January 29, 2011, the Company operated through subsidiaries 784 convenience stores and 361 fine jewelry stores.  All of our fine jewelry stores located in malls are operated in leased locations.  In addition, 87 convenience stores were operated through franchise agreements. Approximately 52% of the convenience stores operated by subsidiaries were operated in Company-owned facilities. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline.

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

MERCHANDISING AND MANUFACTURING

Corporate brand products play an important role in the Company’s merchandising strategy.  Our supermarkets, on average, stock approximately 11,000 private label items.  The Company’s corporate brand products are produced and sold in three “tiers.” Private Selection is the premium quality brand designed to be a unique item in a category or to meet or beat the “gourmet” or “upscale” brands.  The “banner brand” (Kroger, Ralphs, King Soopers, etc.), which represents the majority of the Company’s private label items, is designed to satisfy customers with quality products.  Before Kroger will carry a banner brand product we must be satisfied that the product quality meets our customers’ expectations in taste and efficacy, and we guarantee it.  Kroger Value is the value brand, designed to deliver good quality at a very affordable price.

Approximately 40% of the corporate brand units sold are produced in the Company’s manufacturing plants; the remaining corporate brand items are produced to the Company’s strict specifications by outside manufacturers. The Company performs a “make or buy” analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of January 29, 2011, the Company operated 40 manufacturing plants. These plants consisted of 18 dairies, 10 deli or bakery plants, five grocery product plants, three beverage plants, two meat plants and two cheese plants.

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

COMPETITIVE ENVIRONMENT

The operating environment for the food retailing industry continues to be characterized by intense price competition, aggressive supercenter expansion, increasing fragmentation of retail formats, entry of non-traditional competitors and market consolidation.  We have developed a strategic plan that we believe is a balanced approach that will enable Kroger to meet the wide-ranging needs and expectations of our customers in this challenging economic environment.  However, the nature and extent to which our competitors implement various pricing and promotional activities in response to increasing competition, including our execution of our strategic plan, and our response to these competitive actions, can adversely affect our profitability.  Our profitability and growth have been and could continue to be adversely affected by changes in the overall economic environment that affect consumer spending, including discretionary spending.

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

We are a party to approximately 300 collective bargaining agreements.  We have various labor agreements that will be negotiated in 2011, covering store employees in southern California, Memphis and West Virginia.  The Company will also negotiate agreements with the Teamsters who represent some of our associates in distribution and manufacturing operations in the Midwest.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions.  A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.  Further, if we are unable to control health care, pension and wage costs, or have sufficient operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse effect on future results of operations.

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

Through our sales and marketing activities, we collect and store some personal information that our customers provide to us.  We also gather and retain information about our associates in the normal course of business.  Under certain circumstances, we may share information with vendors that assist us in conducting our business, as required by law, or with the permission of the individual.  Although we have implemented procedures to protect that information, we cannot be certain that all of our systems are entirely free from vulnerability to attack.  Computer hackers may attempt to penetrate our or our vendors’ network security and, if successful, misappropriate confidential customer or business information.  In addition, a Kroger associate, contractor, or other third party with whom we do business may attempt to circumvent our security measures in order to obtain information or inadvertently cause a breach involving the information. Loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulatory authorities, payment card associations, associates, and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.  In addition, compliance with tougher privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

INDEBTEDNESS

As of year-end 2010, Kroger’s outstanding indebtedness, including capital leases and financing obligations, totaled approximately $7.9 billion.  This indebtedness could reduce our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to economic downturns and competitive pressures.  If debt markets do not permit us to refinance certain maturing debt, we may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness.  Changes in our credit ratings, or in the interest rate environment, could have an adverse effect on our financing costs and structure.

LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims and other proceedings.  Others purport to be brought as class actions on behalf of similarly situated parties.  Some of these proceedings could result in a substantial loss to Kroger.  We estimate our exposure to these legal proceedings and establish accruals for the estimated liabilities, where it is reasonably possible to estimate and where an adverse outcome is probable.  Assessing and predicting the outcome of these matters involves substantial uncertainties.  Adverse outcomes in these legal proceedings, or changes in our evaluations or predictions about the proceedings, could have a material adverse effect on our financial results.  Please also refer to the “Legal Proceedings” section in Item 3 below.

MULTI-EMPLOYER PENSION OBLIGATIONS

As discussed in more detail below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Post-Retirement Benefit Plans,” Kroger contributes to several multi-employer pension plans based on obligations arising under collective bargaining agreements with unions representing employees covered by those agreements.  The funding status of most of those pension funds has deteriorated since year-end 2007, and it is probable that the Company’s contributions to those funds will have meaningful increases over the next few years.  A significant increase to those funding requirements could adversely affect our financial condition, results of operations, or cash flows.  Despite the fact that the pension obligations of these funds are not the liability or responsibility of the Company, there is a risk that the agencies that rate Kroger’s outstanding debt instruments could view the underfunded nature of these plans unfavorably when determining their ratings on our debt securities.  Any downgrading of Kroger’s debt ratings likely would affect Kroger’s cost of borrowing and access to capital.

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

CURRENT ECONOMIC CONDITIONS

The global economy and financial markets have experienced volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market, diminished market liquidity, falling consumer confidence and rising unemployment rates.  As a result, consumers have been more cautious.  Consumers have reduced spending and have switched to less expensive mixes of products.  They also have been patronizing discounters and dollar stores for grocery items to a greater extent, all of which has affected and could continue to affect our sales growth and earnings.  Unrest in the oil-producing countries has resulted in increased fuel prices that could have an effect on consumer spending and on our costs of producing and procuring products that we sell.  Our ability to pass higher prices along to consumers due to inflation or other reasons could have an effect on consumer spending.  We are unable to predict how the global economy and financial markets will perform.  If the global economy and financial markets do not perform as we expect, it could adversely affect our financial condition, results of operation, or cash flows.

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

ITEM 1B.                    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                             PROPERTIES.

As of January 29, 2011, the Company operated more than 3,500 owned or leased supermarkets, convenience stores, fine jewelry stores, distribution warehouses and food processing facilities through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. While the Company’s current strategy emphasizes ownership of store real estate, a majority of the properties used to conduct the Company’s business are leased.

The Company generally owns store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment. The total cost of the Company’s owned assets and capitalized leases, at January 29, 2011, was $26.7 billion while the accumulated depreciation was $12.6 billion.

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

ITEM 3.                             LEGAL PROCEEDINGS.

On October 6, 2006, the Company petitioned the Tax Court (Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc. v. Commissioner of Internal Revenue, Docket No. 20364-06) for a redetermination of deficiencies asserted by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition therefore does not qualify for a Section 338(h)(10) election.  On January 27, 2011, the Tax Court issued its opinion upholding the Company’s position that the acquisition of the stock qualified as a purchase, granting the Company’s motion for partial summary judgment and denying the Tax Commissioner’s motion.  We anticipate that all remaining issues in the matter will be resolved and the Tax Court will enter its decision.  The parties will then have 90 days to file an appeal.  As of January 29, 2011, an adverse decision would have required a cash payment of up to approximately $516 million, including interest.  Any accounting implications of an adverse decision in this case would be charged through the statement of operations.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”), which was designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California, violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. On May 28, 2008, pursuant to a stipulation between the parties, the court entered a final judgment in favor of the defendants.  The Attorney General appealed a trial court ruling to the Ninth Circuit Court of Appeals and the defendants appealed a separate ruling.  On August 17, 2010, the Ninth Circuit Court of Appeals held that the Agreement violated Section 1 of the Sherman Act, and it remanded the matter to the District Court for entry of a judgment in favor of the plaintiff and for any further proceedings consistent with its opinion.  On February 11, 2011, the Court determined to re-hear the appeal en banc.  Based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

ITEM 4.                             (REMOVED AND RESERVED).

PART II

ITEM 5.                         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

COMMON STOCK PRICE RANGE

	2010		2009
Quarter	High	Low	High	Low
1st	$23.76	$20.95	$23.01	$19.39
2nd	$22.50	$19.08	$23.63	$20.51
3rd	$23.47	$19.67	$24.80	$20.13
4th	$24.14	$20.53	$24.12	$19.45

Main trading market: New York Stock Exchange (Symbol KR)

Number of shareholders of record at year-end 2010:	38,350

Number of shareholders of record at March 25, 2011:	38,047

During 2009, the Company paid three quarterly dividends of $0.09 and one quarterly dividend of $0.095.  During 2010, the Company paid three quarterly dividends of $0.095 and one quarterly dividend of $0.105.  On March 1, 2011, the Company paid a quarterly dividend of $0.105 per share.  On March 10, 2011, the Company announced that its Board of Directors has declared a quarterly dividend of $0.105 per share, payable on June 1, 2011, to shareholders of record at the close of business on May 16, 2011.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the five-year cumulative total shareholder return on Kroger’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and a peer group composed of food and drug companies.

Historically, our peer group has consisted of the major food store companies.  In recent years there have been significant changes in the industry, including consolidation and increased competition from supercenters, drug chains, and discount stores.  As a result, several years ago we changed our peer group to include companies operating supermarkets, supercenters and warehouse clubs in the United States as well as the major drug chains with which Kroger competes.  In 2008, we changed our peer group (the “Peer Group”) once again to add Tesco plc, as it has become a competitor in the U.S. market.

	Base Period	INDEXED RETURNS Years Ending
Company Name/Index	2005	2006	2007	2008	2009	2010
The Kroger Co.	100	140.47	142.70	125.15	121.21	122.56
S&P 500 Index	100	114.99	112.92	68.47	91.16	111.38
Peer Group	100	113.32	116.76	94.82	117.48	127.53

Kroger’s fiscal year ends on the Saturday closest to January 31.

*                 Total assumes $100 invested on January 28, 2006, in The Kroger Co., S&P 500 Index, and the Peer Group, with reinvestment of dividends.

**          The Peer Group consists of Costco Wholesale Corp., CVS Corp, Delhaize Group SA (ADR), Great Atlantic & Pacific Tea Company, Inc., Koninklijke Ahold NV (ADR), Safeway, Inc., Supervalu Inc., Target Corp., Tesco plc, Wal-Mart Stores Inc., Walgreen Co., Whole Foods Market Inc. and Winn-Dixie Stores, Inc.  Albertson’s, Inc. was a member of the peer group in prior years but was substantially acquired by Supervalu in July 2006, and therefore no longer is included.  Marsh Supermarkets was a member of the peer group in prior years but was acquired by Marsh Supermarkets Holding Corp. in September 2006, and therefore no longer is included.  Winn-Dixie emerged from bankruptcy in 2006 as a new issue and returns for the stock of both the old and new issue were calculated then weighted to determine the 2006 return.

Data supplied by Standard & Poor’s.

The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in millions)
First period - four weeks
November 7, 2010 to December 4, 2010	918,653	$22.84	918,653	$335
Second period - four weeks
December 5, 2010 to January 1, 2011	6,022,424	$21.16	6,022,424	$211
Third period — four weeks
January 2, 2011 to January 29, 2011	4,851,359	$21.69	4,851,359	$107

Total	11,792,436	$21.51	11,792,436	$107

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2010 contained three 28-day periods.

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

(3)

Amounts shown in this column reflect amounts remaining under the $500 million stock repurchase program referenced in clause (i) of Note 2 above.  Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.  On March 3, 2011, the Board of Directors authorized an additional $1 billion stock repurchase program.

ITEM 6.          SELECTED FINANCIAL DATA.

	Fiscal Years Ended
	January 29, 2011 (52 weeks)	January 30, 2010 (52 weeks)*	January 31, 2009 (52 weeks)*	February 2, 2008 (52 weeks)*	February 3, 2007 (53 weeks)
	(In millions, except per share amounts)
Sales	$82,189	$76,733	$76,148	$70,336	$66,166
Net earnings including noncontrolling interests	1,133	57	1,250	1,224	1,126
Net earnings attributable to The Kroger Co.	1,116	70	1,249	1,209	1,115
Net earnings attributable to The Kroger Co. per diluted common share	1.74	0.11	1.89	1.73	1.54
Total assets	23,505	23,126	23,290	22,372	21,210
Long-term liabilities, including obligations under capital leases and financing obligations	10,137	10,473	10,311	8,696	8,711
Total Shareowners’ equity — The Kroger Co.	5,296	4,852	5,225	4,962	4,923
Cash dividends per common share	0.39	0.365	0.345	0.29	0.195

*Certain prior year amounts have been revised or reclassified to conform to the current year presentation.  For further information, see Note 1 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OUR BUSINESS

The Kroger Co. was founded in 1883 and incorporated in 1902. It is one of the nation’s largest retailers, as measured by revenue, operating 2,460 supermarket and multi-department stores under two dozen banners including Kroger, City Market, Dillons, Jay C, Food 4 Less, Fred Meyer, Fry’s, King Soopers, QFC, Ralphs and Smith’s.  Of these stores, 1,014 have fuel centers.  We also operate 784 convenience stores and 361 fine jewelry stores.

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

OUR 2010 PERFORMANCE

Due to our consistent approach to managing our business and following our Customer 1st strategy, which continues to connect with a broad range of shoppers, we were able to report solid results in 2010.  Our results reflect the balance we seek to achieve across our business including positive identical sales growth, increased tonnage and loyal household count, good cost control, as well as growth in earnings and earnings per diluted share.  Our 2010 earnings were $1.74 per diluted share or $1.76 per diluted share, excluding the non-cash goodwill impairment charge totaling $18 million, pre-tax ($12 million, after-tax), related to a small number of stores.  Our identical supermarket sales increased by 2.8%, excluding fuel.  We have achieved 29 consecutive quarters of positive identical sales growth, excluding fuel.  As we continue to outpace many of our competitors on identical sales growth, we continue to gain market share.  We focus on identical supermarket sales growth, excluding fuel, because our business model emphasizes this primary component and those sales generate earnings and free cash flow that reward our shareholders.

Market share is an important part of our long-term strategy as it best reflects how our products and services resonate with customers.  Market share growth allows us to spread the fixed costs in our business over a wider revenue base.  Our fundamental operating philosophy is to maintain and increase market share by offering customers good prices and superior products and service.  Based on Nielsen Homescan Data, our estimated market share increased in total by approximately 80 basis points in 2010 across the 19 marketing areas outlined by the Nielsen report.  This information also indicates that our market share increased in 13 of the marketing areas, declined slightly in four, and remained unchanged in two.  Our overall market share grew by approximately 75 basis points in 2010 in 17 of the 19 marketing areas where Wal-Mart supercenters are a primary competitor.  Nielsen Homescan Data is generated by customers who self-report their grocery purchases to Nielsen, regardless of retail channel or grocery outlet.  This data illustrates that not only are we growing bigger among traditional grocers, we are also gaining ground in the larger retail market for grocery and consumable items, which includes many non-traditional competitors.  These market share results are consistent with our long-term strategy.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for 2010 compared to 2009 and for 2009 compared to 2008.  Comparability is affected by income and expense items that fluctuated significantly between and among the periods.

Net Earnings

Net earnings totaled $1.1 billion in 2010, $70 million in 2009 and $1.2 billion in 2008.  The net earnings for 2010 include a non-cash goodwill impairment charge totaling $12 million, after-tax, related to a small number of stores.  The net earnings for 2009 include non-cash asset impairment charges totaling $1.05 billion, after-tax, related to a division in southern California (the “non-cash impairment charges”).  The 2009 impairment primarily resulted from the write-off of the Ralphs division goodwill balance.  Excluding these impairments charges for 2010 and 2009, adjusted net earnings for both 2010 and 2009 would have been $1.1 billion.  Adjusted net earnings for 2010 improved due to lower interest expense, favorable resolutions for certain tax issues and higher retail fuel margins, partially offset by decreased non-fuel operating profit and a LIFO charge of $57 million pre-tax, compared to a LIFO charge of $49 million pre-tax in 2009.  The decrease in adjusted net earnings for 2009, compared to 2008 net earnings, resulted from lower retail fuel margins and decreased operating profit, partially offset by a LIFO charge of $49 million pre-tax, compared to a LIFO charge of $196 million pre-tax in 2008.  2008 net earnings also included after-tax costs of $16 million from disruption and damage caused by Hurricane Ike.

Management believes adjusted net earnings (and adjusted net earnings per diluted share) are useful metrics to investors and analysts because impairment charges are non-recurring, non-cash charges that are not directly related to our day-to-day business.

2010 net earnings per diluted share totaled $1.74, and adjusted net earnings per diluted share in 2010 totaled $1.76, which excludes the $0.02 per diluted share for the non-cash goodwill impairment charge.  Net earnings per diluted share was $0.11 in 2009, and adjusted net earnings per diluted share in 2009 was $1.71, which excludes the $1.60 per diluted share for the non-cash asset impairment charges.  Net earnings per diluted share totaled $1.89 in 2008, and adjusted net earnings per diluted share in 2008 was $1.91, which excludes the $0.02 per diluted share for costs for damage and disruption caused by Hurricane Ike.  Adjusted net earnings per diluted share in 2010 increased due to increased retail fuel margins and the repurchase of Kroger stock, partially offset by reduced non-fuel net earnings.  The decline in adjusted net earnings per diluted share in 2009 resulted from lower retail fuel margins and decreased operating profit, partially offset by lower LIFO charges and after-tax costs of $16 million from disruption and damage caused by Hurricane Ike in 2008.

Sales

Total Sales

(in millions)

	2010	Percentage Increase	2009	Percentage Increase	2008
Total supermarket sales without fuel	$67,882	3.4%	$65,649	2.9%	$63,795
Total supermarket fuel sales	9,111	36.6%	6,671	(10.6)%	7,464

Total supermarket sales	$76,993	6.5%	$72,320	1.5%	$71,259
Other sales(1)	5,196	17.7%	4,413	(9.7)%	4,889

Total sales	$82,189	7.1%	$76,733	0.8%	$76,148

(1)	Other sales primarily relate to sales at convenience stores, including fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; and an in-store health clinic.

The increase in total sales for 2010 compared to 2009 was primarily the result of our identical supermarket sales increase, excluding fuel, of 2.8% and an increase in supermarket fuel sales of 36.6%.  Total supermarket fuel sales increased over the same period due to a 16.8% increase in average retail fuel prices and a 17.2% increase in fuel gallons sold.  The increase in the average supermarket retail fuel price was caused by an increase in the product cost of fuel.  The increase in total supermarket sales without fuel for 2010 over 2009 was primarily the result of increases in identical supermarket sales, excluding fuel, of 2.8% as well as an increase in supermarket square footage of 0.5%.  Identical supermarket sales, excluding fuel, increased primarily due to inflation, increased transaction count and an increase in the average sale per shopping trip.

The slight increase in total sales for 2009 compared to 2008 was attributable to our 2.1% increase in identical sales offset by our year-over-year decline in supermarket fuel sales of approximately 10.6%.  Total supermarket fuel sales declined over the same period due to a decline in retail fuel prices of approximately 23.6%, offset partially by a 17.2% increase in gallons sold.  Retail fuel prices decreased by approximately 23.6% year-over-year in 2009 compared to 2008 due to deflation in the product cost of fuel.  The increase in total supermarket sales without fuel for 2009 over 2008 was primarily the result of increases in identical supermarket sales of 2.1% as well as an increase in supermarket square footage of 0.8%.  Identical supermarket sales, excluding fuel, increased due to increased transaction count offset partially by a lower average sale per shopping trip.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel center discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket identical sales results calculations illustrated below.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include all sales at identical Fred Meyer multi-department stores.  We calculate annualized identical supermarket sales by adding together four quarters of identical supermarket sales.  Our identical supermarket sales results are summarized in the table below, based on the 52-week period of 2010, compared to the 52-week period of the previous year.  The identical store count in the table below represents the total number of identical supermarkets as of January 29, 2011 and January 30, 2010.

Identical Supermarket Sales

(dollars in millions)

	2010	2009
Including supermarket fuel centers	$74,144	$70,154
Excluding supermarket fuel centers	$65,427	$63,637
Including supermarket fuel centers	5.7%	0.6%
Excluding supermarket fuel centers	2.8%	2.1%
Identical 4th Quarter store count	2,342	2,325

We define a supermarket as comparable when it has been in operation for five full quarters, including expansions and relocations.  As is the case for identical supermarket sales, fuel center discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket comparable sales results calculations illustrated below.  Comparable supermarket sales include all sales at comparable Fred Meyer multi-department stores.  We calculate annualized comparable supermarket sales by adding together four quarters of comparable sales.  Our annualized comparable supermarket sales results are summarized in the table below, based on the 52-week period of 2010, compared to the same 52-week period of the previous year.  The comparable store count in the table below represents the total number of comparable supermarkets as of January 29, 2011 and January 30, 2010.

Comparable Supermarket Sales

(dollars in millions)

	2010	2009
Including supermarket fuel centers	$76,113	$71,816
Excluding supermarket fuel centers	$67,156	$65,167
Including supermarket fuel centers	6.0%	0.9%
Excluding supermarket fuel centers	3.1%	2.5%
Comparable 4th Quarter store count	2,408	2,386

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as sales minus merchandise costs, including advertising, warehousing and transportation, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expense. FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rates, as a percentage of sales, were 22.29% in 2010, 23.23% in 2009 and 23.38% in 2008.  Our retail fuel sales reduce our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rates decreased 33 basis points in 2010 and 58 basis points in 2009.  FIFO gross margin in 2010, compared to 2009, decreased primarily from continued investments in lower prices for our customers and higher transportation expenses, as a percentage of sales.  In addition, FIFO gross margin in 2009, compared to 2008, decreased due to heightened competitive activity and deflation, partially offset by improvements in shrink, advertising, and warehousing and transportation expenses, as a percentage of sales.

LIFO Charge

The LIFO charge was $57 million in 2010, $49 million in 2009 and $196 million in 2008.  A slight increase in annualized product cost inflation caused the increase in the LIFO charge in 2010, compared to 2009.  In 2010, our LIFO charge primarily resulted from annualized product cost inflation related to meat, pharmacy, and Company manufactured products, partially offset by deflation in grocery products.  The LIFO charge in 2009, compared to 2008, decreased primarily due to a decrease in annualized product cost inflation for those categories of inventory on the LIFO method of valuation for 2009 compared to 2008.  The last three quarters of 2009 experienced product cost deflation, excluding fuel.  In 2009, our LIFO charge primarily resulted from annualized product cost inflation related to tobacco and pharmacy products.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit and retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 16.80% in 2010, 17.46% in 2009 and 17.14% in 2008.  The growth in our retail fuel sales reduces our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel, decreased 14 basis points in 2010, compared to 2009.  The 2010 decrease, compared to 2009, resulted primarily from increased supermarket identical sales growth, strong cost controls at the store level and reduced utility costs.  These improvements were partially offset by increases in pension and health care expenses and credit card fees.  OG&A expenses, as a percentage of sales excluding fuel, decreased 3 basis points in 2009, compared to 2008.  The 2009 decrease, compared to 2008, resulted primarily from increased supermarket identical sales growth, a reduction in bag expense, lower incentive compensation, and reduced utility costs.  These improvements were partially offset by increases in credit card fees, health care costs, and wages.

Rent Expense

Rent expense was $651 million in 2010, as compared to $648 million in 2009 and $659 million in 2008.  Rent expense, as a percentage of sales, was 0.79% in 2010, as compared to 0.84% in 2009 and 0.87% in 2008.  The continual decrease in rent expense, as a percentage of sales, reflects our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.6 billion in 2010, $1.5 billion in 2009 and $1.4 billion in 2008.  The increase in depreciation expense from 2010, compared to 2009, was the result of additional depreciation on capital expenditures, including prior acquisitions and the prior purchase of leased facilities, totaling $1.9 billion in 2010.  The increase in depreciation expense from 2009, compared to 2008, was the result of additional depreciation on capital expenditures, including prior acquisitions and the prior purchase of leased facilities, totaling $2.4 billion in 2009.  Depreciation and amortization expense, as a percentage of sales, was 1.95% in 2010, 1.99% in 2009 and 1.89% in 2008.  The decrease in depreciation and amortization expense in 2010, compared to 2009, as a percentage of sales, is primarily the result of increasing sales.  The increase in our depreciation and amortization expense in 2009, compared to 2008, as a percentage of sales, is primarily due to increased depreciation expense, and a slower growth rate in sales due to heightened competitive activity, deflation and year-over-year decline in retail fuel prices.

Interest Expense

Net interest expense totaled $448 million in 2010, $502 million in 2009 and $485 million in 2008.  The decrease in interest expense in 2010, compared to 2009, resulted primarily from a lower weighted average interest rate, an average lower debt balance for the year and an increase in our benefit from interest rate swaps.  The increase in interest expense in 2009, compared to 2008, resulted primarily from a higher weighted average interest rate and a reduction in interest income, offset partially by our benefit from interest rate swaps.

Income Taxes

Our effective income tax rate was 34.7% in 2010, 90.4% in 2009 and 36.5% in 2008.  The 2010 effective tax rate differed from the federal statutory rate primarily as a result of the favorable resolution of certain tax issues, partially offset by the effect of state income taxes.  The 2009 effective income tax rate differed from the federal statutory rate primarily because the goodwill impairment charge incurred in that year was mostly non-deductible for tax purposes.  Excluding the non-cash impairment charges, our effective rate in 2009 would have been 35.8%.  In addition, the effective tax rate for 2009 differed from the expected federal statutory rate due to the resolution of certain tax issues and the effect of state income taxes.  The 2008 effective tax rate differed from the federal statutory rate primarily due to the effect of state income taxes.

COMMON STOCK REPURCHASE PROGRAM

We maintain stock repurchase programs that comply with Securities Exchange Act Rule 10b5-1 and allow for the orderly repurchase of our common stock, from time to time.  We made open market purchases of Kroger stock totaling $505 million in 2010, $156 million in 2009 and $448 million in 2008 under these repurchase programs.  In addition to these repurchase programs, in December 1999 we began a program to repurchase common stock to reduce dilution resulting from our employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.  We repurchased approximately $40 million in 2010, $62 million in 2009 and $189 million in 2008 of Kroger stock under the stock option program.

On March 3, 2011, the Board of Directors authorized an additional $1 billion stock repurchase program.

CAPITAL EXPENDITURES

Capital expenditures, including changes in construction-in-progress payables and excluding acquisitions and the purchase of leased facilities, totaled $1.9 billion in 2010 compared to $2.2 billion in 2009 and $2.1 billion in 2008.  The decrease in capital expenditures in 2010 was due to Kroger reducing the capital expenditures in our original plan in order to provide the cash flow necessary to execute our financial strategy.  The increase in capital spending in 2009 compared to 2008 was the result of increasing our focus on merchandising and productivity projects.  Capital expenditures for the purchase of leased facilities totaled $38 million in 2010 compared to $164 million for 2009 and $27 million for 2008.  The decrease in capital expenditures for the purchase of leased facilities compared to 2009 was due to Kroger purchasing several more previously leased retail stores and one large distribution center in 2009 compared to 2010.  The table below shows our supermarket storing activity and our total food store square footage:

Supermarket Storing Activity

	2010	2009	2008
Beginning of year	2,469	2,481	2,486
Opened	14	14	21
Opened (relocation)	6	9	14
Acquired	4	1	6
Acquired (relocation)	—	1	3
Closed (operational)	(27)	(27)	(32)
Closed (relocation)	(6)	(10)	(17)

End of year	2,460	2,469	2,481

Total food store square footage (in millions)	149	148	147

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

Self-Insurance Costs

We primarily are self-insured for costs related to workers’ compensation and general liability claims.  The liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through January 29, 2011.  We establish case reserves for reported claims using case-basis evaluation of the underlying claim data and we update as information becomes known.

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

Impairments of Long-Lived Assets

We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value.  Fair value is determined based on market values or discounted future cash flows.  We record impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for disposal, we adjust the value of the property and equipment to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions.  We recognize impairment for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  We recorded asset impairments in the normal course of business totaling $25 million in 2010, $48 million in 2009 and $26 million in 2008.  Included in the 2009 amount are asset impairments recorded totaling $24 million for a southern California reporting unit.  We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

Goodwill

Our goodwill totaled $1.1 billion as of January 29, 2011.  We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events.  We perform reviews of each of our operating divisions and variable interest entities (collectively, our reporting units) with goodwill balances.  Fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment.  We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future.  If we identify potential for impairment, we measure the fair value of a reporting unit against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill.  We recognize goodwill impairment for any excess of the carrying value of the division’s goodwill over the implied fair value.

The annual evaluation of goodwill performed during the fourth quarter of 2010 resulted in an impairment charge of $18 million.  Based on the results of our step one analysis in the fourth quarter of 2010, a supermarket reporting unit with a small number of stores indicated potential impairment.  Due to estimated future expected cash flows being lower than in the past, our estimated fair value of the reporting unit decreased.  We concluded that the carrying value of goodwill for this reporting unit exceeded its implied fair value due to the decreased fair value of the reporting unit, resulting in a pre-tax impairment charge of $18 million ($12 million after-tax).  In 2009, we disclosed that a 10% reduction in fair value of this supermarket reporting unit would indicate a potential for impairment.  Subsequent to the impairment, no goodwill remains at this reporting unit.

In the third quarter of 2009, our operating performance suffered due to deflation and intense competition.  During the third quarter of 2009, based on revised forecasts for 2009 and the initial results of our annual budget process of the supermarket reporting units, management believed that there were circumstances evident to warrant impairment testing of these reporting units.  In the third quarter of 2009, we did not test the variable interest entities with recorded goodwill for impairment as no triggering event occurred.  Based on the results of our step one analysis in the third quarter of 2009, the Ralphs reporting unit in Southern California was the only reporting unit for which there was a potential impairment.  In 2009, the operating performance of the Ralphs reporting unit was significantly affected by the economic conditions at the time and responses to competitive actions in Southern California.  As a result of this decline in current and future expected cash flows, along with comparable fair value information, management concluded that the carrying value of goodwill for the Ralphs reporting unit exceeded its implied fair value, resulting in a pre-tax impairment charge of $1,113 ($1,036 after-tax).  Subsequent to the impairment, no goodwill remains at the Ralphs reporting unit.  Management used an equal weighting of discounted cash flows and a sales-weighted EBITDA multiple to estimate fair value.  The discounted cash flows assume long-term sales growth rates comparable to historical performance and a discount rate of 11%.  In addition, the EBITDA multiples observed in the marketplace declined since those used in the January 31, 2009 assessment.

Based on current and future expected cash flows, the Company believes additional goodwill impairments are not reasonably possible.  A 10% reduction in fair value of the Company’s reporting units would not indicate a potential for impairment of the Company’s remaining goodwill balance, except for one non-supermarket reporting unit with recorded goodwill of $77.  The fair value of this reporting unit was estimated using discounted cash flows.  The discounted cash flows assume long-term sales growth rates comparable to historical performances and a discount rate of 12.5%.

For additional information relating to our results of the goodwill impairment reviews performed during 2010, 2009 and 2008 see Note 2 to the Consolidated Financial Statements.

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

The objective of our discount rate assumptions was intended to reflect the rates at which the pension benefits could be effectively settled.  In making this determination, we take into account the timing and amount of benefits that would be available under the plans. Our methodology for selecting the discount rates as of year-end 2010 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity.  Benefit cash flows due in a particular year can theoretically be “settled” by “investing” them in the zero-coupon bond that matures in the same year.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 5.60% and 5.40% discount rates as of year-end 2010 for pension and other benefits, respectively, represent the equivalent single rates constructed under a broad-market AA yield curve.  We utilized a discount rate of 6.00% and 5.80% for year-end 2009 for pension and other benefits, respectively.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of January 29, 2011, by approximately $342 million.

To determine the expected rate of return on pension plan assets, we consider current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.  For 2010 and 2009, we assumed a pension plan investment return rate of 8.5%.  Our pension plan’s average rate of return was 6.6% for the 10 calendar years ended December 31, 2010, net of all investment management fees and expenses.  The value of all investments in our Company-sponsored defined benefit pension plans during the calendar year ending December 31, 2010, net of investment management fees and expenses, increased 15.0%, primarily due to the strength of the market in 2010.  For the past 20 years, our average annual rate of return has been 10.7%.  The average annual return for the S&P 500 over the same period of time has been 9.9%.  Based on the above information and forward looking assumptions for investments made in a manner consistent with our target allocations, we believe an 8.5% rate of return assumption is reasonable.  See Note 13 to the Consolidated Financial Statements for more information on the asset allocations of pension plan assets.

Sensitivity to changes in the major assumptions used in the calculation of Kroger’s pension plan liabilities for the qualified plans is illustrated below (in millions).

	Percentage Point Change	Projected Benefit Obligation Decrease/(Increase)	Expense Decrease/(Increase)
Discount Rate	+/- 1.0%	$342/(414)	$28/($33)
Expected Return on Assets	+/- 1.0%	—	$23/($23)

We contributed $141 million in 2010, $265 million in 2009 and $20 million in 2008 to our Company-sponsored defined benefit pension plans.  We do not expect to make a cash contribution to our Company-sponsored defined benefit pension plans in 2011.  Contributions may be made if required under the Pension Protection Act to avoid any benefit restrictions.  We expect any contributions made during 2011 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any contributions.

We contributed and expensed $119 million in 2010, $115 million in 2009 and $92 million in 2008 to employee 401(k) retirement savings accounts.  The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, plan compensation, and length of service.

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

We recognize expense in connection with these plans as contributions are funded, in accordance with GAAP.  We made contributions to these plans, and recognized expense, of $262 million in 2010, $233 million in 2009 and $219 million in 2008.

Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in most or all of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits.  We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2010.  Because Kroger is only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of Kroger’s contributions to the total of all contributions to these plans in a year as a way of assessing Kroger’s “share” of the underfunding.  Nonetheless, the underfunding is not a direct obligation or liability of Kroger or of any employer.  As of December 31, 2010, we estimate that Kroger’s share of the underfunding of multi-employer plans to which Kroger contributes was $2.5 billion, pre-tax, or $1.6 billion, after-tax.  This represents a decrease in the estimated amount of underfunding of approximately $125 million, pre-tax, or $75 million, after-tax, as of December 31, 2010, compared to December 31, 2009.  The decrease in the amount of underfunding is attributable to the strength of the market during the last year and benefit reductions.  Our estimate is based on the most current information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.

We have made and disclosed this estimate not because this underfunding is a direct liability of Kroger.  Rather, we believe the underfunding is likely to have important consequences.  In 2010, our contributions to these plans increased approximately 12% over the prior year and have grown at a compound annual rate of approximately 7% since 2005.  In 2011, we expect to contribute approximately $300 million to our multi-employer pension plans, subject to collective bargaining and capital market conditions.  Based on current market conditions, we expect meaningful increases in funding and in expense as a result of increases in multi-employer pension plan contributions over the next few years.  Finally, underfunding means that, in the event we were to exit certain markets or otherwise cease making contributions to these funds, we could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.

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

Uncertain Tax Positions

We review the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in our consolidated financial statements.  Refer to Note 4 to the Consolidated Financial Statements for the amount of unrecognized tax benefits and other related disclosures related to uncertain tax positions.

Various taxing authorities periodically audit our income tax returns.  These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, we record allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 29, 2011, the most recent examination concluded by the Internal Revenue Service covered the years 2005 through 2007.

The assessment of our tax position relies on the judgment of management to estimate the exposures associated with our various filing positions.

Share-Based Compensation Expense

We account for stock options under the fair value recognition provisions of GAAP.  Under this method, we recognize compensation expense for all share-based payments granted.  We recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  In addition, we record expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the grant date of the award, over the period the award restrictions lapse.

Inventories

Inventories are stated at the lower of cost (principally on a LIFO basis) or market.  In total, approximately 97% of inventories were valued using the LIFO method in both 2010 and 2009. Cost for the balance of the inventories was determined using the FIFO method.  Replacement cost was higher than the carrying amount by $827 million at January 29, 2011, and by $770 million at January 30, 2010.  We follow the Link-Chain, Dollar-Value LIFO method for purposes of calculating our LIFO charge or credit.

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

Vendor Allowances

We recognize all vendor allowances as a reduction in merchandise costs when the related product is sold.  In most cases, vendor allowances are applied to the related product cost by item, and therefore reduce the carrying value of inventory by item.  When it is not practicable to allocate vendor allowances to the product by item, we recognize vendor allowances as a reduction in merchandise costs based on inventory turns and as the product is sold.  We recognized approximately $6.4 billion in 2010, $5.7 billion in 2009 and $5.2 billion in 2008 of vendor allowances as a reduction in merchandise costs.  All years presented now include amounts for certain vendor-funded electronic promotions.  We recognized approximately 95% of all vendor allowances in the item cost with the remainder being based on inventory turns.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $3.4 billion of cash from operations in 2010 compared to $2.9 billion in 2009 and 2008.  The cash provided by operating activities came from net earnings including noncontrolling interests adjusted primarily for non-cash expenses of depreciation and amortization, the goodwill impairment charge, and changes in working capital.  Changes in working capital provided cash from operating activities of $698 million in 2010, compared to $(83) million in 2009 and $(421) million in 2008.  The change in working capital for 2010, compared to 2009, was primarily due to increases in trade accounts payable and accrued expenses and a decrease in prepaid expenses.  In addition, the increase in net cash provided by operating activities in 2010, compared to 2009, was partially offset by a decrease in other long-term liabilities.  Prepaid expenses decreased in 2010, compared to 2009 and 2008, due to Kroger not prefunding $300 million of employee benefits in 2010.  The increase in the change in working capital for 2009, compared to 2008, was primarily due to a decrease in the net income taxes receivable and payable along with a slight increase in inventory in 2009, compared to a larger increase in inventory in 2008.  These amounts are also net of cash contributions to our Company-sponsored defined benefit pension plans totaling $141 million in 2010, $265 million in 2009 and $20 million in 2008.

The amount of cash paid for income taxes increased in 2010, compared to 2009, due to reversals of temporary differences in 2010 and overpayments being applied to 2009 income taxes.  The amount decreased in 2009, compared to 2008, due to applying our fiscal 2008 overpayment of income taxes to 2009 income taxes.

Net cash used by investing activities

Cash used by investing activities was $2.0 billion in 2010, compared to $2.3 billion in 2009 and $2.2 billion in 2008.  The amount of cash used by investing activities decreased in 2010, compared to 2009, due primarily to decreased payments on capital expenditures.  The amount of cash used by investing activities increased in 2009, compared to 2008, due primarily to higher capital spending, partially offset by decreased payments for acquisitions.  Capital expenditures, including changes in construction-in-progress payables and excluding acquisitions, were $1.9 billion in 2010, $2.3 billion in 2009 and $2.2 billion in 2008.  Refer to the Capital Expenditures section for an overview of our supermarket storing activity during the last three years.

Net cash used by financing activities

Financing activities used $1.0 billion of cash in 2010 compared to $434 million in 2009 and $769 million in 2008.  The increase in the amount of cash used for financing activities in 2010, compared to 2009, was primarily related to the increased payments on long-term debt and treasury stock repurchases, decreased proceeds from the issuance of long-term debt, and an investment in the remaining interest of a variable interest entity, partially offset by decreased payments on the credit facility.  The decrease in the amount of cash used for financing activities in 2009, compared to 2008, was primarily related to the decrease in the amount of treasury stock purchased and payments on long-term debt and our credit facility, offset by decreased proceeds from the issuance of long-term debt and capital stock.  We repurchased $545 million of Kroger stock in 2010 compared to $218 million in 2009 and $637 million in 2008.  We paid dividends totaling $250 million in 2010, $238 million in 2009 and $227 million in 2008.

Debt Management

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $164 million to $7.9 billion as of year-end 2010, compared to year-end 2009.  The decrease in 2010, compared to 2009, resulted from the payment at maturity of our $500 million of senior notes bearing an interest rate of 8.05%, offset by the issuance of $300 million of senior notes bearing an interest rate of 5.40%.  Total debt decreased $7 million to $8.1 billion as of year-end 2009, compared to year-end 2008.  The decrease in 2009, compared to 2008, resulted from the payment at maturity of our $350 million of senior notes bearing an interest rate of 7.25%, decreased outstanding commercial paper and payments on our money market lines, offset by the issuance of $500 million of senior notes bearing an interest rate of 3.90%.

Our total debt balances were also affected by our prefunding of employee benefit costs and by the mark-to-market adjustments necessary to record fair value interest rate hedges on our fixed rate debt.  We had prefunded employee benefit costs of $300 million in each of the two years ended 2009 and 2008.  The mark-to-market adjustments increased the carrying value of our debt by $57 million in both 2010 and 2009.

Liquidity Needs

We estimate our liquidity needs over the next twelve month period to be approximately $2.0 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments, and scheduled principal payments of debt, offset by cash and temporary cash investments on hand at the end of fiscal year 2010.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. In addition to the sources of liquidity noted above, we also expect to be able to fund future scheduled principal payments of long-term debt from our cash flows from operating activities and, if necessary, by issuing additional debt. We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

Factors Affecting Liquidity

We can currently borrow on a daily basis approximately $1 billion under our commercial paper (“CP”) program.  At January 29, 2011, we did not have any CP borrowings outstanding.  CP borrowings are backed by our credit facility, and reduce the amount we can borrow under the credit facility.  If our short-term credit ratings fall, the ability to borrow under our current CP program could be adversely affected for a period of time and increase our interest cost on daily borrowings under our CP program.  This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity.  However, in the event of a ratings decline, we do not anticipate that our borrowing capacity under our CP program would be any lower than $500 million on a daily basis.  Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost on borrowings under the credit facility could be affected by an increase in our credit default swap spread or an increase in our Leverage Ratio.

Our credit facility also requires the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”).  A failure to maintain our financial covenants would impair our ability to borrow under the credit facility. These financial covenants and ratios are described below:

•

Our Leverage Ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the credit facility) was 1.95 to 1 as of January 29, 2011.  If this ratio exceeded 3.50 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired. In addition, our Applicable Margin on borrowings is determined by our Leverage Ratio.

•

Our Fixed Charge Coverage Ratio (the ratio of Consolidated EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facility) was 4.03 to 1 as of January 29, 2011.  If this ratio fell below 1.70 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

Consolidated EBITDA, as defined in our credit facility, includes an adjustment for unusual gains and losses including our non-cash asset impairment charges related to goodwill in 2010 and 2009.  Our credit agreement is more fully described in Note 5 to the Consolidated Financial Statements.  We were in compliance with our financial covenants at year-end 2010.

The tables below illustrate our significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of January 29, 2011 (in millions of dollars):

	2011	2012	2013	2014	2015	Thereafter	Total
Contractual Obligations (1) (2)
Long-term debt(3)	$549	$905	$1,520	$308	$516	$3,636	$7,434
Interest on long-term debt (4)	408	377	330	274	259	2,385	4,033
Capital lease obligations	60	50	47	43	38	186	424
Operating lease obligations	741	698	651	597	529	2,498	5,714
Low-income housing obligations	12	6	2	—	—	—	20
Financed lease obligations	14	14	14	14	14	158	228
Self-insurance liability (5)	181	119	78	51	27	58	514
Construction commitments	163	—	—	—	—	—	163
Purchase obligations	552	85	37	18	16	23	731

Total	$2,680	$2,254	$2,679	$1,305	$1,399	$8,944	$19,261

Other Commercial Commitments
Standby letters of credit	$252	$—	$—	$—	$—	$—	$252
Surety bonds	348	—	—	—	—	—	348
Guarantees	7	—	—	—	—	—	7

Total	$607	$—	$—	$—	$—	$—	$607

(1)

The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $165 million in 2010. This table also excludes contributions under various multi-employer pension plans, which totaled $262 million in 2010.

(2)	The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.
(3)	We did not have any borrowings under our credit facility as of January 29, 2011.
(4)	Amounts include contractual interest payments using the interest rate as of January 29, 2011, and stated fixed and swapped interest rates, if applicable, for all other debt instruments.
(5)	The amounts included in the contractual obligations table for self-insurance liability have been stated on a present value basis.

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

As of January 29, 2011, we maintained a $2 billion, unsecured revolving credit facility that, unless extended, terminates on May 15, 2014.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained three uncommitted money market lines totaling $100 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of January 29, 2011, we had no borrowings under our credit agreement, money market lines or outstanding commercial paper.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $134 million as of January 29, 2011.

In addition to the available credit mentioned above, as of January 29, 2011, we had authorized for issuance $2 billion of securities under a shelf registration statement filed with the SEC and effective on December 15, 2010.

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

We have guaranteed half of the indebtedness of two real estate entities in which we have a 50% ownership interest.  Our share of the responsibility for this indebtedness, should the entities be unable to meet their obligations, totals approximately $7 million.  Based on the covenants underlying this indebtedness as of January 29, 2011, we believe that it is unlikely that we will be responsible for repayment of these obligations.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In January 2010, the FASB amended its standards related to fair value measurements and disclosures, which were effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity that will become effective for interim and annual periods beginning after December 15, 2010.  The new standards require us to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements.  The new standards also require a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements.  We adopted the amended standards effective January 31, 2010, except for disclosures about certain Level 3 activity, which will be effective starting January 30, 2011.  See Note 7 to the Consolidated Financial Statements for our fair value measurements and disclosures.

In June 2009, the FASB amended its existing standards related to the consolidation of VIEs, which was effective for interim and annual fiscal periods beginning after November 15, 2009.  The new standards require an entity to analyze whether its variable interests give it a controlling financial interest of a VIE and outlines what defines a primary beneficiary.  The new standards amend GAAP by: (a) changing certain rules for determining whether an entity is a VIE; (b) replacing the quantitative approach previously required for determining the primary beneficiary with a more qualitative approach; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a VIE, among other amendments.  The new standards also require enhanced disclosures regarding an entity’s involvement in a VIE.  We adopted the amended standards effective January 31, 2010.  The adoption of these new standards did not have a material effect on our Consolidated Financial Statements.

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

•                               We expect net earnings per diluted share in the range of $1.80-$1.92 for 2011. We expect the second and third quarter earnings per diluted share growth rate to be below the annual growth rate due to tax benefits recognized in 2010.  The growth in the second quarter is expected to be the lowest of the year.

•                               We expect identical supermarket sales growth, excluding fuel sales, of 3.0%-4.0% in 2011.

•                               For 2011, we will continue to focus on improving sales growth, in accordance with our Customer 1st strategy, by making investments in gross margin and customer shopping experiences. We expect to finance these investments primarily with operating cost reductions. We expect non-fuel operating margins for 2011 to be comparable to 2010, excluding the non-cash goodwill impairment charge.

•                               For 2011, we expect fuel margins, which can be highly volatile, to be approximately $0.115 per gallon, and we expect continued strong growth in fuel gallons sold.

•                               For 2011, we expect our annualized LIFO charge to be approximately $50 million to $75 million. This forecast is based on estimated cost changes for products in our inventory.

•                               For 2011, we expect interest expense to be approximately $460 million.

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

•                               Capital expenditures reflect our strategy of growth through expansion, as well as focusing on productivity increases from our existing store base through remodels.  In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements.  The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investments for 2011 to be in the range of $1.7-$1.9 billion, excluding acquisitions and purchases of leased facilities.  We expect total food store square footage to grow approximately 1.0%-1.5% before acquisitions and operational closings.

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

•                               We expect that our effective tax rate for 2011 will be approximately 36.0%, excluding the resolution of any tax issues.

•                               We expect rent expense, as a percentage of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•                               We believe that in 2011 there will be opportunities to reduce our operating costs in such areas as administration, productivity improvements, shrink, warehousing and transportation. We intend to invest most of these savings in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•                               We do not expect to make a cash contribution to the Company-sponsored defined benefit pension plans during 2011. If a contribution is made to the Company-sponsored defined benefit pension plans, we expect any elective contributions made during 2011 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions. We expect 2011 expense for Company-sponsored defined benefit pension plans to be approximately $80 million. In addition, we expect 401(k) Retirement Savings Account Plan cash contributions and expense from automatic and matching contributions to participants to increase slightly in 2011, compared to 2010.

•                               We expect to contribute approximately $300 million to multi-employer pension plans in 2011, subject to collective bargaining. In addition, we expect meaningful increases in expense as a result of increases in multi-employer pension plan contributions over the next few years.

•                               We do not anticipate additional goodwill impairments in 2011.

•                               We have various labor agreements that will be negotiated in 2011, covering store employees in southern California, Memphis and West Virginia. We will also negotiate agreements with the Teamsters who represent some of our associates in distribution and manufacturing operation in the Midwest. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions. A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations.

•                               We expect our business model to produce annual earnings per diluted share growth on average of 6.0% to 8.0% over each rolling three to five year time period. Including our dividend, our business model is expected to generate total shareholder return on average of 8.0% to 10.0% over each rolling three to five year time period.

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

•

Our ability to achieve sales and earnings goals may be affected by: labor disputes; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that increased fuel costs have on consumer spending; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; and the success of our future growth plans.  Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above.

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

•	If volatility in the financial markets continues or worsens, our contributions to Company-sponsored defined benefit pension plans could increase more than anticipated in future years.

•	Changes in laws or regulations, including changes in accounting standards, taxation requirements and environmental laws may have a material effect on our financial statements.

•	Changes in the general business and economic conditions in our operating regions may affect the shopping habits of our customers, which could affect sales and earnings.

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

•

Our capital expenditures, expected square footage growth, and number of store projects completed over the next fiscal year could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, if our logistics and technology or store projects are not completed on budget or within the time frame projected, or if economic conditions fail to improve, or worsen.

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

As of January 29, 2011, we maintained 18 interest rate swap agreements, with notional amounts totaling $1.6 billion, to manage our exposure to changes in the fair value of our fixed rate debt resulting from interest rate movements by effectively converting a portion of our debt from fixed to variable rates.  These agreements mature at varying times between April 2012 and April 2013, and coincide with our scheduled debt maturities.  The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements as an adjustment to interest expense.  These interest rate swap agreements are being accounted for as fair value hedges.  As of January 29, 2011, other long-term assets totaling $45 million were recorded to reflect the fair value of these agreements, primarily offset by increases in the fair value of the underlying debt.  We have unamortized proceeds from twelve interest rate swaps once classified as fair value hedges totaling approximately $16 million.  The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining term of the debt.

In addition to the interest rate swaps noted above, in 2005 we entered into three forward-starting interest rate swap agreements with a notional amount totaling $750 million.  A forward-starting interest rate swap is an agreement that effectively hedges future benchmark interest rates on debt for an established period of time.  We entered into the forward-starting interest rate swaps in order to lock into fixed interest rates on forecasted issuances of debt in 2007 and 2008.  In 2007, we terminated two of these forward-starting interest rate swaps with a notional amount of $500 million.  In 2008, we terminated the remaining forward interest rate swap with a notional amount of $250 million.  As of January 29, 2011, the unamortized payments and proceeds of $8 million ($5 million net of tax) on these terminated forward-starting interest rate swaps have been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedge relates are made.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines described above.  The guidelines may change as our business needs dictate.

The tables below provide information about our interest rate derivatives and underlying debt portfolio as of January 29, 2011.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, and the average outstanding notional amounts of interest rate derivatives as of January 29, 2011.  Interest rates reflect the weighted average rate for the outstanding instruments.  The variable component of each interest rate derivative and the variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of January 29, 2011.  The Fair-Value column includes the fair-value of our debt instruments and interest rate derivatives as of January 29, 2011.  Refer to Notes 5, 6 and 7 to the Consolidated Financial Statements.

	Expected Year of Maturity
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(In millions)
Debt
Fixed rate	$(491)	$(850)	$(1,509)	$(308)	$(507)	$(3,528)	$(7,193)	$(7,950)
Average interest rate	6.34%	6.30%	6.29%	6.36%	6.56%	6.87%
Variable rate	$(58)	$(55)	$(11)	$—	$(9)	$(108)	$(241)	$(241)
Average interest rate	2.46%	1.23%	2.11%	2.16%	3.57%	4.04%

	Average Notional Amounts Outstanding						January 29, 2011	January 29, 2011 Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value
	(In millions)
Interest Rate Derivatives
Fixed to variable	$1,625	$1,067	$78	$—	$—	$—	$1,625	$45
Average pay rate	3.83%	3.67%	3.98%	—	—	—
Average receive rate	5.87%	5.51%	5.00%	—	—	—

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of

The Kroger Co.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareowners’ equity present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 29, 2011

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

	January 29,	January 30,
(In millions, except par values)	2011	2010
ASSETS
Current assets
Cash and temporary cash investments	$825	$424
Deposits in-transit	666	654
Receivables	845	909
FIFO inventory	5,793	5,705
LIFO reserve	(827)	(770)
Prefunded employee benefits	—	300
Prepaid and other current assets	319	261
Total current assets	7,621	7,483

Property, plant and equipment, net	14,147	13,929
Goodwill	1,140	1,158
Other assets	597	556

Total Assets	$23,505	$23,126

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$588	$579
Trade accounts payable	4,227	3,890
Accrued salaries and wages	888	786
Deferred income taxes	220	354
Other current liabilities	2,147	2,118
Total current liabilities	8,070	7,727

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	7,247	7,420
Adjustment related to fair-value of interest rate hedges	57	57
Long-term debt including obligations under capital leases and financing obligations	7,304	7,477

Deferred income taxes	750	568
Pension and postretirement benefit obligations	946	1,082
Other long-term liabilities	1,137	1,346

Total Liabilities	18,207	18,200

Commitments and contingencies (see Note 11)

SHAREOWNERS’ EQUITY

Preferred stock, $100 par per share, 5 shares authorized and unissued	—	—
Common stock, $1 par per share, 1,000 shares authorized; 959 shares issued in 2010 and 958 shares issued in 2009	959	958
Additional paid-in capital	3,394	3,361
Accumulated other comprehensive loss	(550)	(593)
Accumulated earnings	8,225	7,364
Common stock in treasury, at cost, 339 shares in 2010 and 316 shares in 2009	(6,732)	(6,238)

Total Shareowners’ Equity - The Kroger Co.	5,296	4,852
Noncontrolling interests	2	74

Total Equity	5,298	4,926

Total Liabilities and Equity	$23,505	$23,126

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

(In millions, except per share amounts)	2010 (52 weeks)	2009 (52 weeks)	2008 (52 weeks)
Sales	$82,189	$76,733	$76,148
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	63,927	58,958	58,544
Operating, general and administrative	13,811	13,398	13,050
Rent	651	648	659
Depreciation and amortization	1,600	1,525	1,443
Goodwill impairment charge	18	1,113	—

Operating Profit	2,182	1,091	2,452
Interest expense	448	502	485

Earnings before income tax expense	1,734	589	1,967
Income tax expense	601	532	717

Net earnings including noncontrolling interests	1,133	57	1,250
Net earnings (loss) attributable to noncontrolling interests	17	(13)	1

Net earnings attributable to The Kroger Co.	$1,116	$70	$1,249

Net earnings attributable to The Kroger Co. per basic common share	$1.75	$0.11	$1.91

Average number of common shares used in basic calculation	635	647	652

Net earnings attributable to The Kroger Co. per diluted common share	$1.74	$0.11	$1.89

Average number of common shares used in diluted calculation	638	650	658

Dividends declared per common share	$.40	$.37	$.36

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

(In millions)	2010 (52 weeks)	2009 (52 weeks)	2008 (52 weeks)
Cash Flows From Operating Activities:
Net earnings including noncontrolling interests	$1,133	$57	$1,250
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,600	1,525	1,443
Goodwill impairment charge	18	1,113	—
Asset impairment charge	25	48	26
LIFO charge	57	49	196
Stock-based employee compensation	79	83	91
Expense for Company-sponsored pension plans	65	31	44
Deferred income taxes	37	222	341
Other	8	53	(63)
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(12)	(23)	45
Inventories	(88)	(45)	(193)
Receivables	(11)	(21)	(28)
Prepaid expenses	290	(51)	47
Trade accounts payable	315	54	(53)
Accrued expenses	71	(46)	(33)
Income taxes receivable and payable	133	49	(206)
Contribution to Company-sponsored pension plans	(141)	(265)	(20)
Other	(213)	89	9

Net cash provided by operating activities	3,366	2,922	2,896

Cash Flows From Investing Activities:
Payments for capital expenditures	(1,919)	(2,297)	(2,149)
Proceeds from sale of assets	55	20	59
Payments for acquisitions	(7)	(36)	(80)
Other	(90)	(14)	(9)

Net cash used by investing activities	(1,961)	(2,327)	(2,179)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	381	511	1,377
Payments on long-term debt	(553)	(432)	(1,048)
Payments on credit facility	—	(129)	(441)
Proceeds from issuance of capital stock	29	51	172
Treasury stock purchases	(545)	(218)	(637)
Dividends paid	(250)	(238)	(227)
Increase in book overdrafts	22	14	2
Investment in the remaining interest of a variable interest entity	(86)	—	—
Other	(2)	7	33

Net cash used by financing activities	(1,004)	(434)	(769)

Net increase (decrease) in cash and temporary cash investments	401	161	(52)

Cash from Consolidated Variable Interest Entity	—	—	73

Cash and temporary cash investments:
Beginning of year	424	263	242
End of year	$825	$424	$263

Reconciliation of capital expenditures:
Payments for capital expenditures	$(1,919)	$(2,297)	$(2,149)
Changes in construction-in-progress payables	22	(18)	(4)

Total capital expenditures	$(1,897)	$(2,315)	$(2,153)

Disclosure of cash flow information:
Cash paid during the year for interest	$486	$542	$485
Cash paid during the year for income taxes	$664	$130	$641

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY

Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

						Accumulated
			Additional			Other
	CommonStock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at February 2, 2008	947	$947	$3,031	284	$(5,422)	$(122)	$6,528	$7	$4,969
Issuance of common stock:
Stock options exercised	8	8	162	—	3	—	—	—	173
Restricted stock issued	—	—	(46)	(1)	30	—	—	—	(16)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	16	(448)	—	—	—	(448)
Stock options exchanged	—	—	—	7	(189)	—	—	—	(189)
Tax benefits from exercise of stock options	—	—	15	—	—	—	—	—	15
Share-based employee compensation	—	—	91	—	—	—	—	—	91
Other comprehensive loss net of income tax of $(224)	—	—	—	—	—	(373)	—	—	(373)
Purchase of non-wholly owned entity	—	—	—	—	—	—	—	101	101
Other	—	—	13	—	(13)	—	(2)	(14)	(16)
Cash dividends declared ($0.36 per common share)	—	—	—	—	—	—	(237)	—	(237)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,249	1	1,250

Balances at January 31, 2009	955	$955	$3,266	306	$(6,039)	$(495)	$7,538	$95	$5,320
Issuance of common stock:
Stock options exercised	3	3	54	—	(6)	—	—	—	51
Restricted stock issued	—	—	(59)	(1)	42	—	—	—	(17)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	8	(156)	—	—	—	(156)
Stock options exchanged	—	—	—	3	(62)	—	—	—	(62)
Tax detriments from exercise of stock options	—	—	(2)	—	—	—	—	—	(2)
Share-based employee compensation	—	—	83	—	—	—	—	—	83
Other comprehensive loss net of income tax of $(58)	—	—	—	—	—	(98)	—	—	(98)
Other	—	—	19	—	(17)	—	(3)	(8)	(9)
Cash dividends declared ($0.37 per common share)	—	—	—	—	—	—	(241)	—	(241)
Net earnings (loss) including noncontrolling interests	—	—	—	—	—	—	70	(13)	57

Balances at January 30, 2010	958	$958	$3,361	316	$(6,238)	$(593)	$7,364	$74	$4,926
Issuance of common stock:
Stock options exercised	1	1	9	(1)	19	—	—	—	29
Restricted stock issued	—	—	(54)	(1)	37	—	—	—	(17)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	24	(505)	—	—	—	(505)
Stock options exchanged	—	—	—	1	(40)	—	—	—	(40)
Investment in the remaining interest of a variable interest entity net of income tax of $(14)	—	—	(8)	—	—	—	—	(67)	(75)
Share-based employee compensation	—	—	79	—	—	—	—	—	79
Other comprehensive gain net of income tax of $26	—	—	—	—	—	43	—	—	43
Other	—	—	7	—	(5)	—	—	(22)	(20)
Cash dividends declared ($0.40 per common share)	—	—	—	—	—	—	(255)	—	(255)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,116	17	1,133

Balances at January 29, 2011	959	$959	$3,394	339	$(6,732)	$(550)	$8,225	$2	$5,298

Comprehensive income:

	2010	2009	2008
Net earnings including noncontrolling interests	$1,133	$57	$1,250
Unrealized gain on hedging activities, net of income tax of $2 in 2008	—	—	3
Unrealized gain on available for sale securities, net of income tax of $4 in 2010	5	—	—
Amortization of unrealized gains and losses on hedging activities, net of income tax of $1 in 2010 and $1 in 2009	2	2	1
Change in pension and other postretirement defined benefit plans, net of income tax of $21 in 2010, $(59) in 2009 and $(227) in 2008	36	(100)	(377)

Comprehensive income (loss)	1,176	(41)	877
Comprehensive income (loss) attributable to noncontrolling interests	17	(13)	1

Comprehensive income (loss) attributable to The Kroger Co.	$1,159	$(28)	$876

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

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of January 29, 2011, the Company was one of the largest retailers in the United States based on annual sales.  The Company also manufactures and processes food for sale by its supermarkets.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and the Variable Interest Entities (“VIE”) in which the Company is the primary beneficiary.  Significant intercompany transactions and balances have been eliminated.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 52-week periods ended January 29, 2011, January 30, 2010 and January 31, 2009.

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

Cash and temporary cash investments

Cash and temporary cash investments represent store cash and Euros held to settle Euro-denominated contracts.  The Company valued its carrying amount of Euros at the spot rates as of January 29, 2011, January 30, 2010, and January 31, 2009.

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 97% of inventories for 2010 and 2009 were valued using the LIFO method.  Cost for the balance of the inventories, including substantially all fuel inventories, was determined using the first-in, first-out (“FIFO”) method.  Replacement cost was higher than the carrying amount by $827 at January 29, 2011 and $770 at January 30, 2010.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets.  Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years.  Leasehold improvements are amortized over the shorter of the lease term to which they relate, which varies from four to 25 years, or the useful life of the asset.  Manufacturing plant and distribution center equipment is depreciated over lives varying from three to 15 years.  Information technology assets are generally depreciated over five years.  Depreciation and amortization expense was $1,600 in 2010, $1,525 in 2009 and $1,443 in 2008.

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

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events.  The reviews are performed at the operating division level.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a division for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  If potential for impairment is identified, the fair value of a division is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill.  Goodwill impairment is recognized for any excess of the carrying value of the division’s goodwill over the implied fair value.  Results of the goodwill impairment reviews performed during 2010, 2009 and 2008 are summarized in Note 2 to the Consolidated Financial Statements.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value.  Fair value is based on current market values or discounted future cash flows.  The Company records impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for sale, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  The Company recorded asset impairments in the normal course of business totaling $25, $48 and $26 in 2010, 2009 and 2008, respectively.  Included in the 2009 amount are asset impairments recorded totaling $24 for a southern California reporting unit.  Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

The following table summarizes accrual activity for future lease obligations of stores that were closed in the normal course of business:

Future Lease Obligations
Balance at January 31, 2009	$65
Additions	4
Payments	(11)

Balance at January 30, 2010	58
Additions	8
Payments	(12)
Other	(2)

Balance at January 29, 2011	$52

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

Benefit Plans

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheet.  Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”).  All plans are measured as of the Company’s fiscal year end.

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

Stock Based Compensation

The Company accounts for stock options under fair value recognition provisions.  Under this method, the Company recognizes compensation expense for all share-based payments granted.  The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  In addition, the Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the grant date of the award, over the period the awards lapse.

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

Uncertain Tax Positions

The Company reviews the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in its consolidated financial statements.  Refer to Note 4 for the amount of unrecognized tax benefits and other related disclosures related to uncertain tax positions.

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 29, 2011, the most recent examination concluded by the Internal Revenue Service covered the years 2005 through 2007.

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

The following table summarizes the changes in the Company’s self-insurance liability through January 29, 2011.

	2010	2009	2008
Beginning balance	$485	$468	$470
Expense	210	202	189
Claim payments	(181)	(185)	(191)
Ending balance	514	485	468
Less current portion	(181)	(182)	(192)
Long-term portion	$333	$303	$276

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

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale.  Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold.  Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons.  The Company records a receivable from the vendor for the difference in sales price and cash received.  Pharmacy sales are recorded when provided to the customer.  Sales taxes are recorded as other accrued liabilities and not as a component of sales.    The Company does not recognize a sale when it sells its own gift cards and gift certificates.  Rather, it records a deferred liability equal to the amount received.  A sale is then recognized when the gift card or gift certificate is redeemed to purchase the Company’s products.  Gift card and certificate breakage is recognized when redemption is deemed remote.  The amount of breakage has not been material for the 2010, 2009 and 2008 years.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s pre-tax advertising costs totaled $533 in 2010, $529 in 2009 and $532 in 2008.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

Deposits In-Transit

Deposits in-transit generally represent funds deposited to the Company’s bank accounts at the end of the year related to sales, a majority of which were paid for with credit cards and checks, to which the Company does not have immediate access but settle within a few days of the sales transaction.

Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments.  Book overdrafts, which are included in accounts payable, represent disbursements that are funded as the item is presented for payment.  Book overdrafts totaled $699, $677 and $663 as of January 29, 2011, January 30, 2010, and January 31, 2009, respectively, and are reflected as a financing activity in the Consolidated Statements of Cash Flows.

Segments

The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores throughout the United States.  The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, are its only reportable segment. All of the Company’s operations are domestic.

2.              GOODWILL

The following table summarizes the changes in the Company’s net goodwill balance through January 29, 2011.

	2010	2009
Balance beginning of the year
Goodwill	$3,672	$3,672
Accumulated impairment losses	(2,514)	(1,401)
	1,158	2,271

Activity during the year
Goodwill impairment charge	(18)	(1,113)

Balance end of year
Goodwill	3,672	3,672
Accumulated impairment losses	(2,532)	(2,514)
	$1,140	$1,158

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The annual evaluation of goodwill performed during the fourth quarter of 2009 and 2008 did not result in impairment.

The annual evaluation of goodwill performed during the fourth quarter of 2010 resulted in an impairment charge of $18.  Based on the results of the Company’s step one analysis in the fourth quarter of 2010, a supermarket reporting unit with a small number of stores indicated potential impairment.  Due to estimated future expected cash flows being lower than in the past, the estimated fair value of the reporting unit decreased.  Management concluded that the carrying value of goodwill for this reporting unit exceeded its implied fair value due to the decreased fair value of the reporting unit, resulting in a pre-tax impairment charge of $18 ($12 after-tax).  In 2009, the Company disclosed that a 10% reduction in fair value of this supermarket reporting unit would indicate a potential for impairment.  Subsequent to the impairment, no goodwill remains at this reporting unit.

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

Based on the results of the Company’s step one analysis in the third quarter of 2009, the Ralphs reporting unit in Southern California was the only reporting unit for which there was a potential impairment.  In 2009, the operating performance of the Ralphs reporting unit was significantly affected by the economic conditions at the time and responses to competitive actions in Southern California.  As a result of this decline in current and future expected cash flows, along with comparable fair value information, management concluded that the carrying value of goodwill for the Ralphs reporting unit exceeded its implied fair value, resulting in a pre-tax impairment charge of $1,113 ($1,036 after-tax).  Subsequent to the impairment, no goodwill remains at the Ralphs reporting unit.

Based on current and future expected cash flows, the Company believes additional goodwill impairments are not reasonably possible.  A 10% reduction in fair value of the Company’s reporting units would not indicate a potential for impairment of the Company’s remaining goodwill balance, except for one non-supermarket reporting unit with recorded goodwill of $77.  The fair value of this reporting unit was estimated using discounted cash flows.  The discounted cash flows assume long-term sales growth rates comparable to historical performances and a discount rate of 12.5%.

3.              PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2010	2009
Land	$2,168	$2,058
Buildings and land improvements	7,417	6,999
Equipment	9,806	9,553
Leasehold improvements	5,852	5,483
Construction-in-progress	904	1,010
Leased property under capital leases and financing obligations	569	570

Total property, plant and equipment	26,716	25,673
Accumulated depreciation and amortization	(12,569)	(11,744)

Property, plant and equipment, net	$14,147	$13,929

Accumulated depreciation for leased property under capital leases was $317 at January 29, 2011, and $299 at January 30, 2010.

Approximately $247 and $382, original cost, of Property, Plant and Equipment collateralized certain mortgages at January 29, 2011 and January 30, 2010, respectively.

4.              TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2010	2009	2008
Federal
Current	$697	$193	$304
Deferred	(136)	275	331

	561	468	635
State and local
Current	95	41	46
Deferred	(55)	23	36

	40	64	82

Total	$601	$532	$717

A reconciliation of the statutory federal rate and the effective rate follows:

	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.5%	7.1%	2.7%
Credits	(1.3)%	(3.4)%	(1.0)%
Favorable resolution of issues	(.8)%	(2.5)%	—
Goodwill impairment	—	53.9%	—
Other changes, net	0.3%	0.3%	(0.2)%

	34.7%	90.4%	36.5%

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2010	2009
Current deferred tax assets:
Net operating loss and credit carryforwards	$2	$2
Compensation related costs	165	58

Total current deferred tax assets	167	60

Current deferred tax liabilities:
Insurance related costs	(113)	(119)
Inventory related costs	(229)	(241)
Other	(45)	(54)

Total current deferred tax liabilities	(387)	(414)

Current deferred taxes	$(220)	$(354)

Long-term deferred tax assets:
Compensation related costs	$474	$487
Lease accounting	97	100
Closed store reserves	61	69
Insurance related costs	75	85
Net operating loss and credit carryforwards	47	38
Other	11	3

Long-term deferred tax assets, net	765	782
Long-term deferred tax liabilities:
Depreciation	(1,515)	(1,337)
Other	—	(13)

Total long-term deferred tax liabilities	(1,515)	(1,350)

Long-term deferred taxes	$(750)	$(568)

At January 29, 2011, the Company had net operating loss carryforwards for state income tax purposes of $607 that expire from 2012 through 2030.  The utilization of certain of the Company’s net operating loss carryforwards may be limited in a given year.

At January 29, 2011, the Company had State credits of $24, some of which expire from 2011 through 2027.  The utilization of certain of the Company’s credits may be limited in a given year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including positions impacting only the timing of tax benefits, is as follows:

	2010	2009	2008
Beginning balance	$586	$492	$469
Additions based on tax positions related to the current year	38	111	53
Reductions based on tax positions related to the current year	(237)	(4)	(6)
Additions for tax positions of prior years	13	33	4
Reductions for tax positions of prior years	(51)	(16)	(11)
Settlements	(16)	(30)	(17)
Ending balance	$333	$586	$492

The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

As of January 29, 2011, January 30, 2010 and January 31, 2009, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $116, $132 and $116 respectively.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense.  During the years ended January 29, 2011, January 30, 2010 and January 31, 2009, the Company recognized approximately $(2), $4 and $6 respectively, in interest and penalties (recoveries).  The Company had accrued approximately $101 and $108 for the payment of interest and penalties as of January 29, 2011 and January 30, 2010, respectively.

The IRS concluded a field examination of the Company’s 2005 — 2007 U.S. tax returns during the second quarter of 2010 and is currently auditing years 2008 — 2009.  The audit is not expected to be completed in the next twelve months.  Additionally, the Company has a case in the U.S. Tax Court.  A favorable ruling on the Company’s motion for partial summary judgment was issued on January 27, 2011.  A final decision in the case, and the filing of any appeals, should occur within the next 12 months.  Refer to Note 11 for additional information regarding this U.S. Tax Court case.  In connection with this case, the Company has extended the statute of limitations on our tax years after 1991 and those years remain open to examination.  States have a limited time frame to review and adjust federal audit changes reported.  Assessments made and refunds allowed are generally limited to the federal audit changes reported.

5.           DEBT OBLIGATIONS

Long-term debt consists of:

	2010	2009
3.90% to 8.05% Senior notes and debentures due through 2040	7,106	7,308
5.00% to 9.88% Mortgages due in varying amounts through 2034	73	105
Other	255	163

Total debt	7,434	7,576
Less current portion	(549)	(549)

Total long-term debt	$6,885	$7,027

With the proceeds received from the Company’s 2009 issuance of $500 of senior notes bearing an interest rate of 3.90% due in 2015, the Company repaid $500 of senior notes bearing an interest rate of 8.05% that matured in 2010.

In 2010, the Company issued $300 of senior notes bearing an interest rate of 5.40% due in 2040.

On November 8, 2010, the Company entered into a new $2,000 unsecured revolving credit facility (the “New Credit Agreement”), with a termination date of May 15, 2014, unless extended as permitted under the New Credit Agreement.  This credit facility replaced the Company’s $2,500 credit facility that would otherwise have terminated on November 15, 2011.  Borrowings under the New Credit Agreement bear interest at the Company’s option, at either (i) LIBOR plus a market rate spread, subject to a floor and cap based on the Company’s Leverage Ratio or (ii) the base rate, defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month LIBOR plus 1.0%, subject to a floor and cap based on the Company’s Leverage Ratio, minus 1.0% but not less than 0.0%.  The Company will also pay a Commitment Fee based on the Leverage Ratio and Letter of Credit fees equal to a market rate spread for LIBOR loans.  The New Credit Agreement contains covenants, which, among other things, require the maintenance of a Leverage Ratio of not greater than 3.50:1.00 and a Fixed Charge Coverage Ratio of not less than 1.70:1.00.  The Company may repay the New Credit Agreement in whole or in part at any time without premium or penalty.  The New Credit Agreement is not guaranteed by the Company’s subsidiaries.  As a result, the Company terminated the subsidiary guarantees of its outstanding public debt in accordance with the provisions of the indentures for that debt.

In addition to the credit agreement, the Company maintained three uncommitted money market lines totaling $100 in the aggregate.  The money market lines allow the Company to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of January 29, 2011, the Company had no borrowings under its credit agreement, money market lines or outstanding commercial paper.

As of January 29, 2011, the Company had outstanding letters of credit in the amount of $305, of which $134 reduce funds available under the Company’s credit agreement.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

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

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2010, and for the years subsequent to 2010 are:

2011	$549
2012	905
2013	1,520
2014	308
2015	516
Thereafter	3,636

Total debt	$7,434

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

Fair Value Interest Rate Swaps

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of January 29, 2011, and January 30, 2010.

	2010		2009
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$1,625	$—	$1,625	$—
Number of contracts	18	—	18	—
Duration in years	1.74	—	2.74	—
Average variable rate	3.83%	—	3.80%	—
Average fixed rate	5.87%	—	5.87%	—
Maturity	Between April 2012 and April 2013		Between April 2012 and April 2013

The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in current income as “Interest expense.”  These gains and losses for 2010 and 2009 were as follows:

	Year-To-Date
	January 29, 2011		January 30, 2010
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$45	$(41)	$26	$(28)

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
Derivatives Designated as Fair Value Hedging Instruments	January 29, 2011	January 30, 2010	Balance Sheet Location
Interest Rate Hedges	$45	$26	Other Assets

In 2008, the Company terminated nine fair value interest rate swaps with a total notional amount of $900.  Three of these terminated interest rate swaps were purchased and became ineffective fair value hedges in 2008.  The proceeds received at termination were credited to interest expense in the amount of $15.

As of January 29, 2011, the Company has unamortized proceeds from twelve interest rate swaps once classified as fair value hedges totaling approximately $16.  The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining term of the debt.  As of January 29, 2011, the Company expects to reclassify an unrealized gain of $10 from this adjustment to the carrying values of the underlying debt to earnings over the next twelve months.

Cash Flow Forward-Starting Interest Rate Swaps

As of January 29, 2011 and January 30, 2010, the Company did not maintain any forward-starting interest rate swap derivatives.

The Company has unamortized net payments from three forward-starting interest rate swaps once classified as cash flow hedges totaling approximately $8 ($5 net of tax).  The unamortized proceeds and payments from these terminated forward-starting interest rate swaps have been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedges relate are made.  As of January 29, 2011, the Company expects to reclassify an unrealized net loss of $3 from AOCI to earnings over the next twelve months.

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for 2010 and 2009:

	Year-To-Date
Derivatives in Cash Flow Hedging	Amount of Gain/(Loss) in AOCI on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Reclassified into Income
Relationships	2010	2009	2010	2009	(Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax	$(5)	$(7)	$(2)	$(2)	Interest expense

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at January 29, 2011 and January 30, 2010:

January 29, 2011 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$10	$—	$17	$27
Long-Lived Assets	—	—	12	12
Interest Rate Hedges	—	45	—	45
Total	$10	$45	$29	$84

January 30, 2010 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$10	$—	$8	$18
Long-Lived Assets	—	—	44	44
Interest Rate Hedges	—	26	—	26
Total	$10	$26	$52	$88

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets, and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 2 for further discussion related to the Company’s carrying value of goodwill and its goodwill impairment charge in 2009.   Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 for further discussion of the Company’s policies and recorded amounts for impairments of long-lived assets and valuation of store lease exit costs.  In 2010, long-lived assets with a carrying amount of $37 were written down to their fair value of $12, resulting in an impairment charge of $25.  In 2009, long-lived assets with a carrying amount of $92 were written down to their fair value of $44, resulting in an impairment charge of $48.

In 2010, the Company recorded unrealized gains on its level 3 Available-for-Sale Securities in the amount of $9.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market price for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at respective year-ends.  At January 29, 2011, the fair value of total debt was $8,191 compared to a carrying value of $7,434.  At January 30, 2010, the fair value of total debt was $8,283 compared to a carrying value of $7,576.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At January 29, 2011 and January 30, 2010, the carrying and fair value of long-term investments for which fair value is determinable were $69 and $60, respectively.

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

Rent expense (under operating leases) consists of:

	2010	2009	2008
Minimum rentals	$749	$748	$762
Contingent payments	11	11	12
Tenant income	(109)	(111)	(115)

Total rent expense	$651	$648	$659

Minimum annual rentals and payments under capital leases and lease-financed transactions for the five years subsequent to 2010 and in the aggregate are:

	Capital Leases	Operating Leases	Lease- Financed Transactions
2011	$60	$741	$5
2012	50	698	5
2013	47	651	6
2014	43	597	6
2015	38	529	7
Thereafter	186	2,498	108

	424	$5,714	$137

Less estimated executory costs included in capital leases	—

Net minimum lease payments under capital leases	424
Less amount representing interest	(160)

Present value of net minimum lease payments under capital leases	$264

Total future minimum rentals under noncancellable subleases at January 29, 2011, were $276.

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

	For the year ended January 29, 2011			For the year ended January 30, 2010			For the year ended January 31, 2009
(in millions, except per share amounts)	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,109	635	$1.75	$69	647	$0.11	$1,242	652	$1.91
Dilutive effect of stock options		3			3			6

Net earnings attributable to The Kroger Co. per diluted common share	$1,109	638	$1.74	$69	650	$0.11	$1,242	658	$1.89

The Company had undistributed and distributed earnings to participating securities totaling $7, $1 and $7 in 2010, 2009 and 2008, respectively.

For the years ended January 29, 2011, January 30, 2010 and January 31, 2009, there were options outstanding for approximately 21.2 million, 20.2 million and 11.8 million shares of common stock, respectively, that were excluded from the computation of net earnings attributable to The Kroger Co. per diluted common share.  These shares were excluded because their inclusion would have had an anti-dilutive effect on EPS.

The share amounts above for 2008 differ from those previously reported due to adopting the new standards that clarify that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS.  The Company adopted the new standards effective February 1, 2009.

10.       STOCK OPTION PLANS

The Company grants options for common stock (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the stock at the date of grant.  The Company accounts for stock options under the fair value recognition provisions.  Under this method, the Company recognizes compensation expense for all share-based payments granted.  The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  Equity awards may be made at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings.  The 2010 primary grant was made in conjunction with the June meeting of the Company’s Board of Directors.

Stock options typically expire 10 years from the date of grant.  Stock options vest between one and five years from the date of grant, or for certain stock options, the earlier of the Company’s stock reaching certain pre-determined and appreciated market prices or nine years and six months from the date of grant.  At January 29, 2011, approximately eight million shares of common stock were available for future option grants under these plans.

In addition to the stock options described above, the Company awards restricted stock to employees under various plans.  The restrictions on these awards generally lapse between one and five years from the date of the awards.  The Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the grant date of the award, over the period the awards lapse.  As of January 29, 2011, approximately four million shares of common stock were available for future restricted stock awards under the 2005 and 2008 Long-Term Incentive Plans (the “Plans”).  The Company has the ability to convert shares available for stock options under the Plans to shares available for restricted stock awards.  Four shares available for common stock option awards can be converted into one share available for restricted stock awards.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares subject to option (in millions)	Weighted- average exercise price
Outstanding, year-end 2007	44.8	$20.94
Granted	3.5	$28.49
Exercised	(8.3)	$21.04
Canceled or Expired	(0.3)	$23.08

Outstanding, year-end 2008	39.7	$21.58
Granted	3.6	$22.25
Exercised	(3.4)	$16.57
Canceled or Expired	(5.2)	$27.12

Outstanding, year-end 2009	34.7	$21.30
Granted	3.7	$20.23
Exercised	(2.0)	$16.31
Canceled or Expired	(0.5)	$22.12

Outstanding, year-end 2010	35.9	$21.45

A summary of options outstanding and exercisable at January 29, 2011 follows:

Range of Exercise Prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Options exercisable	Weighted-average exercise price
	(in millions)	(in years)		(in millions)
$13.78 - $16.50	7.3	3.15	$15.72	7.3	$15.72
$16.51 - $20.15	6.6	4.10	$18.37	6.2	$18.27
$20.16 - $22.97	7.2	8.75	$21.23	1.6	$22.18
$22.98 - $24.54	8.0	0.86	$23.66	7.2	$23.74
$24.55 - $28.62	6.8	6.73	$28.29	4.7	$28.25

$13.78 - $28.62	35.9	4.61	$21.45	27.0	$21.01

The weighted-average remaining contractual life for options exercisable at January 29, 2011, was approximately 3.6 years.  The intrinsic value of options outstanding and exercisable at January 29, 2011 was $64 and $60, respectively.

Restricted stock

	Restricted shares outstanding (in millions)	Weighted-average grant-date fair value
Outstanding, year-end 2007	3.4	$25.89
Granted	2.5	$28.42
Lapsed	(1.7)	$26.48
Canceled or Expired	(0.1)	$25.70

Outstanding, year-end 2008	4.1	$27.22
Granted	2.6	$22.22
Lapsed	(2.2)	$27.33
Canceled or Expired	(0.1)	$25.33

Outstanding, year-end 2009	4.4	$24.25
Granted	2.4	$20.25
Lapsed	(2.3)	$23.62
Canceled or Expired	(0.1)	$23.13

Outstanding, year-end 2010	4.4	$22.39

The weighted-average fair value of stock options granted during 2010, 2009 and 2008 was $5.12, $6.29 and $8.65, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes extensive judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.  The decrease in the fair value of the stock options granted during 2010 and 2009, compared to 2008, resulted primarily from a decrease in the Company’s stock price.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2010	2009	2008
Weighted average expected volatility	26.87%	28.06%	27.89%
Weighted average risk-free interest rate	2.57%	3.17%	3.63%
Expected dividend yield	2.00%	1.80%	1.50%
Expected term (based on historical results)	6.9 years	6.8 years	6.8 years

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

Total stock compensation recognized in 2010, 2009 and 2008 was $79, $83 and $91, respectively.  Stock option compensation recognized in 2010, 2009 and 2008 was $25, $29 and $35, respectively.  Restricted shares compensation recognized in 2010, 2009 and 2008 was $54, $54 and $56 respectively.

The total intrinsic value of options exercised was $4, $6 and $18 in 2010, 2009 and 2008, respectively.  The total amount of cash received in 2010 by the Company from the exercise of options granted under share-based payment arrangements was $29.  As of January 29, 2011, there was $99 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under the Company’s equity award plans.  This cost is expected to be recognized over a weighted-average period of approximately two years.  The total fair value of options that vested was $37, $39 and $53 in 2010, 2009 and 2008, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares.  Proceeds received from the exercise of options, and the related tax benefit, may be utilized to repurchase shares of the Company’s stock under a stock repurchase program adopted by the Company’s Board of Directors.  During 2010, the Company repurchased approximately two million shares of stock in such a manner.

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

Litigation — On October 6, 2006, the Company petitioned the Tax Court (Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc. v. Commissioner of Internal Revenue, Docket No. 20364-06) for a redetermination of deficiencies asserted by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition therefore does not qualify for a Section 338(h)(10) election.  On January 27, 2011, the Tax Court issued its opinion upholding the Company’s position that the acquisition of the stock qualified as a purchase, granting the Company’s motion for partial summary judgment and denying the Tax Commissioner’s motion.  The Company anticipates that all remaining issues in the matter will be resolved and the Tax Court will enter its decision.  The parties will then have 90 days to file an appeal.  As of January 29, 2011, an adverse decision would have required a cash payment of up to approximately $516, including interest.  Any accounting implications of an adverse decision in this case would be charged through the statement of operations.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”), which was designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California, violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. On May 28, 2008, pursuant to a stipulation between the parties, the court entered a final judgment in favor of the defendants.  The Attorney General appealed a trial court ruling to the Ninth Circuit Court of Appeals and the defendants appealed a separate ruling.  On August 17, 2010, the Ninth Circuit Court of Appeals held that the Agreement violated Section 1 of the Sherman Act, and it remanded the matter to the District Court for entry of a judgment in favor of the plaintiff and for any further proceedings consistent with its opinion.  On February 11, 2011, the Court determined to re-hear the appeal en banc.  Based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

12.       STOCK

Preferred Stock

The Company has authorized five million shares of voting cumulative preferred stock; two million were available for issuance at January 29, 2011.  The stock has a par value of $100 per share and is issuable in series.

Common Stock

The Company has authorized one billion shares of common stock, $1 par value per share.  On May 20, 1999, the shareholders authorized an amendment to the Amended Articles of Incorporation to increase the authorized shares of common stock from one billion to two billion when the Board of Directors determines it to be in the best interest of the Company.

Common Stock Repurchase Program

The Company maintains stock repurchase programs that comply with Securities Exchange Act Rule 10b5-1 to allow for the orderly repurchase of The Kroger Co. stock, from time to time.  The Company made open market purchases totaling $505, $156 and $448 under these repurchase programs in 2010, 2009 and 2008, respectively.  In addition to these repurchase programs, in December 1999, the Company began a program to repurchase common stock to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the related tax benefit.  The Company repurchased approximately $40, $62 and $189 under the stock option program during 2010, 2009 and 2008, respectively.

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

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheet.  Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”).  All plans are measured as of the Company’s fiscal year end.

Amounts recognized in AOCI as of January 29, 2011 and January 30, 2010 consist of the following (pre-tax):

	Pension Benefits		Other Benefits		Total
	2010	2009	2010	2009	2010	2009
Unrecognized net actuarial loss (gain)	$942	$1,011	$(55)	$(62)	$887	$949
Unrecognized prior service cost (credit)	4	4	(17)	(22)	(13)	(18)
Unrecognized transition obligation	1	1	—	—	1	1

Total	$947	$1,016	$(72)	$(84)	$875	$932

Amounts in AOCI expected to be recognized as components of net periodic pension or postretirement benefit costs in 2011 and 2010 were as follows (pre-tax):

	Pension Benefits		Other Benefits		Total
	2010	2009	2010	2009	2010	2009
Net actuarial loss (gain)	$66	$52	$(2)	$(2)	$64	$50
Prior service cost (credit)	1	1	(5)	(5)	(4)	(4)

Total	$67	$53	$(7)	$(7)	$60	$46

Other changes recognized in other comprehensive income in 2010, 2009, and 2008 were as follows (pre-tax):

	Pension Benefits			Other Benefits			Total
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Incurred net actuarial loss (gain)	$(18)	$142	$660	$4	$21	$(54)	$(14)	$163	$606
Incurred prior service cost	—	—	3	—	—	—	—	—	3
Amortization of prior service credit (cost)	(1)	(2)	(2)	5	7	7	4	5	5
Amortization of net actuarial gain (loss)	(50)	(14)	(19)	3	5	3	(47)	(9)	(16)
Total recognized in other comprehensive income	(69)	126	642	12	33	(44)	(57)	159	598

Total recognized in net periodic benefit cost and other comprehensive income	$(4)	$157	$687	$33	$49	$(26)	$29	$206	$661

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plan		Other Benefits
	2010	2009	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$2,706	$2,266	$187	$160	$312	$278
Service cost	40	35	2	2	12	10
Interest cost	158	158	12	11	17	18
Plan participants’ contributions	—	—	—	—	10	8
Actuarial (gain) loss	137	354	—	23	5	21
Benefits paid	(120)	(109)	(8)	(9)	(26)	(23)
Other	2	2	(1)	—	—	—

Benefit obligation at end of fiscal year	$2,923	$2,706	$192	$187	$330	$312

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$2,096	$1,513	$—	$—	$—	$—
Actual return on plan assets	353	425	—	—	—	—
Employer contributions	141	265	8	9	16	15
Plan participants’ contributions	—	—	—	—	10	8
Benefits paid	(120)	(109)	(8)	(9)	(26)	(23)
Other	2	2	—	—	—	—

Fair value of plan assets at end of fiscal year	$2,472	$2,096	$—	$—	$—	$—
Funded status at end of fiscal year	$(451)	$(610)	$(192)	$(187)	$(330)	$(312)
Net liability recognized at end of fiscal year	$(451)	$(610)	$(192)	$(187)	$(330)	$(312)

Other current liabilities as of January 29, 2011 and January 30, 2010 both include $27 of net liability recognized for the above benefit plans.

As of January 29, 2011 and January 30, 2010, pension plan assets included no shares of The Kroger Co. common stock.

	Pension Benefits			Other Benefits
Weighted average assumptions	2010	2009	2008	2010	2009	2008
Discount rate — Benefit obligation	5.60%	6.00%	7.00%	5.40%	5.80%	7.00%
Discount rate — Net periodic benefit cost	6.00%	7.00%	6.50%	5.80%	7.00%	6.50%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase — Net periodic benefit cost	2.92%	2.92%	2.99%
Rate of compensation increase — Benefit Obligation	2.88%	2.92%	2.92%

The Company’s discount rate assumptions were intended to reflect the rates at which the pension benefits could be effectively settled.  They take into account the timing and amount of benefits that would be available under the plans. The Company’s methodology for selecting the discount rates as of year-end 2010 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity.  Benefit cash flows due in a particular year can theoretically be “settled” by “investing” them in the zero-coupon bond that matures in the same year.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 5.60% and 5.40% discount rates as of year-end 2010 for pension and other benefits, respectively, represents the equivalent single rates constructed under a broad-market AA yield curve constructed by an outside consultant.  The Company utilized a discount rate of 6.00% and 5.80% for year-end 2009 for pension and other benefits, respectively.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of January 29, 2011, by approximately $342.

To determine the expected rate of return on pension plan assets, the Company considers current and anticipated plan asset allocations as well as historical and forecasted rates of return on various asset categories.  For 2010, 2009 and 2008, the Company assumed a pension plan investment return rate of 8.5%.  The Company pension plan’s average rate of return was 6.6% for the 10 calendar years ended December 31, 2010, net of all investment management fees and expenses.  The value of all investments in its Company-sponsored defined benefit pension plans during the calendar year ending December 31, 2010, net of investment management fees and expenses, increased 15.0%, primarily due to the strength of the market in 2010.  For the past 20 years, the Company average annual rate of return has been 10.7%, and the average annual rate of return for the S&P 500 has been 9.9%.  Based on the above information and forward looking assumptions for investments made in a manner consistent with the Company’s target allocations, the Company believes an 8.5% rate of return assumption is reasonable.

The Company calculates its expected return on plan assets by using the market related value of plan assets.  The market related value of plan assets is determined by adjusting the actual fair value of plan assets for unrecognized gains or losses on plan assets.  Unrecognized gains or losses represent the difference between actual and expected returns on plan investments for each plan year.  Unrecognized gains or losses on plan assets are recognized evenly over a five year period.  Using a different method to calculate the market related value of plan assets would provide a different expected return on plan assets.

The fair value of plan assets increased in 2010 compared to 2009 due to the strength of the global financial markets in 2010.  This increase caused the Company’s underfunded status to decrease at January 29, 2011.

The Company uses the RP-2000 projected 2015 mortality table in calculating the pension obligation.

	Pension Benefits
	Qualified Plans			Non-Qualified Plan			Other Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$40	$35	$39	$2	$2	$2	$12	$10	$10
Interest cost	158	158	151	12	11	10	17	18	18
Expected return on plan assets	(196)	(191)	(178)	—	—	—	—	—	—
Amortization of:
Prior service cost	—	—	—	(1)	2	2	(5)	(7)	(7)
Actuarial (gain) loss	44	8	11	6	6	8	(3)	(5)	(3)

Net periodic benefit cost	$46	$10	$23	$19	$21	$22	$21	$16	$18

The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for all Company-sponsored pension plans.

	Qualified Plans		Non-Qualified Plan
	2010	2009	2010	2009
PBO at end of fiscal year	$2,923	$2,706	$192	$187
ABO at end of fiscal year	$2,743	$2,506	$187	$172
Fair value of plan assets at end of year	$2,472	$2,096	$—	$—

The following table provides information about the Company’s estimated future benefit payments.

	Pension Benefits	Other Benefits
2011	$132	$18
2012	$142	$18
2013	$154	$20
2014	$164	$21
2015	$175	$23
2016 – 2020	$1,054	$144

The following table provides information about the target and actual pension plan asset allocations.

	Target allocations	Actual allocations
	2010	2010	2009
Pension plan asset allocation
Global equity securities	22.1%	23.1%	24.2%
Emerging market equity securities	9.4	10.5	8.7
Investment grade debt securities	12.2	9.9	12.9
High yield debt securities	13.6	13.4	14.3
Private equity	6.3	6.1	6.3
Hedge funds	23.1	23.5	21.7
Real estate	2.4	2.5	2.3
Other	10.9	11.0	9.6

Total	100.0%	100.0%	100.0%

Investment objectives, policies and strategies are set by the Pension Investment Committee (the “Committee”) appointed by the CEO.  The primary objectives include holding and investing the assets and distributing benefits to participants and beneficiaries of the pension plans.  Investment objectives have been established based on a comprehensive review of the capital markets and each underlying plan’s current and projected financial requirements.  The time horizon of the investment objectives is long-term in nature and plan assets are managed on a going-concern basis.

Investment objectives and guidelines specifically applicable to each manager of assets are established and reviewed annually.  Derivative instruments may be used for specified purposes, including rebalancing exposures to certain asset classes.  Any use of derivative instruments for a purpose or in a manner not specifically authorized is prohibited, unless approved in advance by the Committee.

The current target allocations shown represent 2010 targets that were established in 2009 and revised slightly in 2010.  The Company will rebalance by liquidating assets whose allocation materially exceeds target, if possible, and investing in assets whose allocation is below target.  If markets are illiquid, the Company may not be able to rebalance to target quickly.  To maintain actual asset allocations consistent with target allocations, assets are reallocated or rebalanced periodically.  In addition, cash flow from employer contributions and participant benefit payments can be used to fund underweight asset classes and divest overweight asset classes, as appropriate.  The Company expects that cash flow will be sufficient to meet most rebalancing needs.  The Company does not expect to make a cash contribution to its Company-sponsored defined benefit pension plans during 2011.  Contributions may be made if required under the Pension Protection Act to avoid any benefit restrictions. The Company expects any contributions made during 2011 will reduce its minimum required contributions in future years.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 7.50% initial health care cost trend rate and a 4.50% ultimate health care cost trend rate to determine its expense.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement benefit obligation	$37	$(33)

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of January 29, 2011 and January 30, 2010:

Assets at Fair Value as of January 29, 2011

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1	$—	$—	$1
Corporate Stocks	324	—	—	324
Corporate Bonds	—	74	—	74
U.S. Government Securities	—	66	—	66
Mutual Funds/Collective Trusts	161	530	—	691
Partnerships/Joint Ventures	—	370	—	370
Hedge Funds	—	—	580	580
Private Equity	—	—	150	150
Real Estate	—	—	62	62
Other	—	154	—	154
Total	$486	$1,194	$792	$2,472

Assets at Fair Value as of January 30, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$6	$—	$—	$6
Corporate Stocks	372	—	—	372
Corporate Bonds	—	53	—	53
U.S. Government Securities	—	68	—	68
Mutual Funds/Collective Trusts	130	559	—	689
Partnerships/Joint Ventures	—	201	—	201
Hedge Funds	—	—	455	455
Private Equity	—	—	128	128
Real Estate	—	—	49	49
Other	—	75	—	75
Total	$508	$956	$632	$2,096

For measurements using significant unobservable inputs (Level 3) during 2010 and 2009, a reconciliation of the beginning and ending balances is as follows:

	Hedge Funds	Private Equity	Real Estate
Beginning balance, February1, 2009	$347	$140	$49
Contributions into Fund	24	12	17
Realized gains (losses)	—	—	(4)
Unrealized gains (losses)	84	(11)	(12)
Distributions	—	(7)	(1)
Other	—	(6)	—

Ending balance, January 30, 2010	455	128	49
Contributions into Fund	80	20	12
Realized gains (losses)	—	7	1
Unrealized gains (losses)	45	18	4
Distributions	—	(20)	(4)
Other	—	(3)	—

Ending balance, January 31, 2011	$580	$150	$62

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

•     Corporate Bonds: The fair values of these securities are primarily based on observable market quotations for similar bonds, valued at the closing price reported on the active market on which the individual securities are traded.  When such quoted prices are not available, the bonds are valued using a discounted cash flows approach using current yields on similar instruments of issuers with similar credit ratings, including adjustments for certain risks that may not be observable, such as credit and liquidity risks.

•     U.S. Government Securities: Certain U.S. Government securities are valued at the closing price reported in the active market in which the security is traded. Other U.S. government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for similar securities, the security is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

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

•     Partnerships/Joint Ventures: These funds consist primarily of U.S. government securities, Corporate Bonds, corporate stocks, and derivatives, which are valued in a manner consistent with these types of investments, noted above.

•     Hedge Funds: Hedge funds are private investment vehicles valued using a Net Asset Value (NAV) provided by the manager of each fund.  The NAV is based on the underlying net assets owned by the fund, divided by the number of shares outstanding.  The NAV’s unit price is quoted on a private market that is not active.  The NAV is based on the fair value of the underlying securities within the funds, which are typically traded on an active market, and valued at the closing price reported on the active market on which those individual securities are traded.  For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager to value investments.  Fair values of all investments are adjusted annually, if necessary, based on audits of the Hedge Fund financial statements; such adjustments are reflected in the fair value of the plan’s assets.

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

The Company contributed and expensed $119, $115 and $92 to employee 401(k) retirement savings accounts in 2010, 2009 and 2008, respectively.  The 401(k) retirement savings account plan provides to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, plan compensation, and length of service.

The Company also administers other defined contribution plans for eligible employees.  The cost of these plans was $7, $8 and $8 for 2010, 2009 and 2008, respectively.

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

The Company recognizes expense in connection with these plans as contributions are funded.  The Company made contributions to these funds, and recognized expense, of $262 in 2010, $233 in 2009, and $219 in 2008.

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

14.  RECENTLY ADOPTED ACCOUNTING STANDARDS

In January 2010, the FASB amended its standards related to fair value measurements and disclosures, which were effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity that will become effective for interim and annual periods beginning after December 15, 2010.  The new standards require the Company to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements.  The new standards also require a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements.  The Company adopted the amended standards effective January 31, 2010, except for disclosures about certain Level 3 activity, which will be effective starting January 30, 2011.  See Note 7 to the Consolidated Financial Statements for the Company’s fair value measurements and disclosures.

In June 2009, the FASB amended its existing standards related to the consolidation of VIEs, which was effective for interim and annual fiscal periods beginning after November 15, 2009.  The new standards require an entity to analyze whether its variable interests give it a controlling financial interest of a VIE and outlines what defines a primary beneficiary.  The new standards amend GAAP by: (a) changing certain rules for determining whether an entity is a VIE; (b) replacing the quantitative approach previously required for determining the primary beneficiary with a more qualitative approach; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a VIE, among other amendments.  The new standards also require enhanced disclosures regarding an entity’s involvement in a VIE.  The Company adopted the amended standards effective January 31, 2010.  The adoption of these new standards did not have a material effect on the Company’s Consolidated Financial Statements.

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

15.  INVESTMENT IN VARIABLE INTEREST ENTITY

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

16.  QUARTERLY DATA (UNAUDITED)

The two tables that follow reflect the unaudited results of operations for 2010 and 2009.

	Quarter
2010	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$24,779	$18,788	$18,694	$19,928	$82,189
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	19,191	14,577	14,575	15,584	63,927
Operating, general, and administrative	4,187	3,200	3,191	3,233	13,811
Rent	200	149	154	148	651
Depreciation and amortization	478	368	368	386	1,600
Goodwill impairment charge	—	—	—	18	18

Operating profit	723	494	406	559	2,182
Interest expense	132	102	103	111	448

Earnings before income tax expense	591	392	303	448	1,734
Income tax expense	216	124	96	165	601

Net earnings including noncontrolling interests	375	268	207	283	1,133
Net earnings attributable to noncontrolling interests	1	6	5	5	17

Net earnings attributable to The Kroger Co.	$374	$262	$202	$278	$1,116

Net earnings attributable to The Kroger Co. per basic common share	$0.58	$0.41	$0.32	$0.44	$1.75

Average number of shares used in basic calculation	641	637	633	627	635

Net earnings attributable to The Kroger Co. per diluted common share	$0.58	$0.41	$0.32	$0.44	$1.74

Average number of shares used in diluted calculation	645	640	636	631	638

Dividends declared per common share	$.095	$.095	$.105	$.105	$.40

Annual amounts may not sum due to rounding.

	Quarter
2009	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$22,789	$17,728	$17,662	$18,554	$76,733
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	17,266	13,646	13,662	14,384	58,958
Operating, general, and administrative	4,026	3,085	3,137	3,150	13,398
Rent	200	150	152	146	648
Depreciation and amortization	453	348	356	368	1,525
Goodwill impairment charge	—	—	1,113	—	1,113

Operating profit (loss)	844	499	(758)	506	1,091
Interest expense	163	115	105	119	502

Earnings (loss) before income tax expense	681	384	(863)	387	589
Income tax expense	250	133	13	136	532

Net earnings (loss) including noncontrolling interests	431	251	(876)	251	57
Net loss attributable to noncontrolling interests	(4)	(4)	(1)	(4)	(13)

Net earnings (loss) attributable to The Kroger Co.	$435	$255	$(875)	$255	$70

Net earnings (loss) attributable to The Kroger Co. per basic common share	$0.67	$0.39	$(1.35)	$0.39	$0.11

Average number of shares used in basic calculation	648	648	646	644	647

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$0.66	$0.39	$(1.35)	$0.39	$0.11

Average number of shares used in diluted calculation	651	651	646	648	650

Dividends declared per common share	$.09	$.09	$.095	$.095	$.37

Annual amounts may not sum due to rounding.

17.  SUBSEQUENT EVENTS

On March 10, 2011, the Board of Directors adopted the 2011 Long-Term Incentive and Cash Bonus Plan (the “Plan”), subject to shareholder approval.  The Plan will be submitted to shareholders for approval at the annual meeting of shareholders to be held on June 23, 2011.  The Plan permits the Company to grant various forms of equity-based awards, including nonqualified stock options and restricted stock, to employees and to its non-employee directors.  The total number of shares of common stock that can be issued under the Plan is 20 million, with a sublimit of 8 million shares that can be issued as restricted stock and incentive shares.  The Company has the ability to convert shares otherwise available under the Plan to shares available for restricted stock and incentive shares.   For every share in excess of 8 million that is issued as restricted stock or incentive shares, the total number of shares that can be issued under the Plan will be reduced by four.  The Plan also provides for the issuance of annual and long-term cash bonuses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of January 29, 2011, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of January 29, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in Kroger’s internal control over financial reporting during the fiscal quarter ended January 29, 2011, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of January 29, 2011.

The effectiveness of the Company’s internal control over financial reporting as of January 29, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the copies of all Section 16(a) forms received by the Company, and any written representations from certain persons that no Forms 5 were required by those persons, the Company believes that during 2010 all filing requirements applicable to its officers, directors and 10% beneficial owners were timely satisfied, with the following exceptions.  In December 2010, Reuben Anderson, Robert Beyer, Susan Kropf, John LaMacchia, David Lewis, Jorge Montoya, Clyde Moore, Susan Phillips, Steven Rogel, James Runde, Ronald Sargent, and Bobby Shackouls were all one day late in the filing of Forms 4 to report two equity awards received in connection with a long-term incentive plan due to the Company’s inadvertent delay in furnishing details of the awards to the third party administrator.  Also, in November 2010, Mr. Lewis filed a delinquent Form 4 to report dividend reinvestments occurring in his private brokerage account during 2008 and 2009 that inadvertently were not reported on prior Forms 5.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of March 29, 2011.  Except as otherwise noted, each person has held office for at least five years.  Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History
Kathleen S. Barclay	55	Ms. Barclay was elected Senior Vice President, Human Resources on December 10, 2009. Prior to her election, she headed Global Human Resources for General Motors Corporation for more than ten years.

Jeffrey D. Burt	48

Mr. Burt was elected Group Vice President of Perishables Merchandising and Procurement on December 9, 2010. Prior to his election, Mr. Burt was appointed as Vice President of Deli/Bakery Merchandising and Procurement in 2004. Prior to that, he held leadership roles at the Company’s QFC division from 2000 to 2004. From 1989 to 2000, Mr. Burt held significant management positions with the Company in Cincinnati, Indianapolis, and Seattle, including positions as store manager and produce merchandiser.

Geoffrey J. Covert	59

Mr. Covert was promoted to Senior Vice President of Retail Operations effective January 1, 2011. Prior to that, he was President of the Company’s Cincinnati division from December 2004 to December 2010. Prior to that, Mr. Covert served as Senior Vice President from April 1999 to December 2004, and as Group Vice President and President of Kroger Manufacturing from April 1998 to April 1999. He joined the Company in March 1996 as Vice President, Grocery Products Group. Prior to joining the Company, he worked for 23 years in a number of management positions with Procter & Gamble.

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

Kevin M. Dougherty	58

Mr. Dougherty was elected Group Vice President, Logistics effective May 6, 2004. Mr. Dougherty joined the Company as Vice President, Supply Chain Operations in 2001. Before joining the Company, he maintained an independent consulting practice focusing on logistics and operational performance.

Paul W. Heldman	59

Mr. Heldman was elected Executive Vice President effective May 5, 2006, Senior Vice President effective October 5, 1997, Secretary on May 21, 1992, and Vice President and General Counsel effective June 18, 1989. Prior to his election, he held various positions in the Company’s Law Department. Mr. Heldman joined the Company in 1982.

Scott M. Henderson	55

Mr. Henderson was elected Vice President effective June 26, 2003 and Treasurer effective January 6, 2002. Mr. Henderson joined the Company in 1981 as Manager of Financial Reporting. He held a variety of management positions and was promoted to Vice President of Planning in February 2000.

Christopher T. Hjelm	49

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

Calvin J. Kaufman	48

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

Lynn Marmer	58

Ms. Marmer was elected Group Vice President, Corporate Affairs effective January 19, 1998. Prior to her election, Ms. Marmer was an attorney in the Company’s Law Department. Ms. Marmer joined the Company in 1997. Before joining the Company she was a partner in the law firm of Dinsmore & Shohl.

W. Rodney McMullen	50

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

M. Marnette Perry	59

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

J. Michael Schlotman	53

Mr. Schlotman was elected Senior Vice President effective June 26, 2003, and Group Vice President and Chief Financial Officer effective January 26, 2000. Prior to that he was elected Vice President and Corporate Controller in 1995, and served in various positions in corporate accounting since joining the Company in 1985.

M. Elizabeth Van Oflen	53

Ms. Van Oflen was elected Vice President and Controller on April 11, 2003. Prior to her election, she held various positions in the Company’s Finance and Tax Departments. Ms. Van Oflen joined the Company in 1982.

R. Pete Williams	56

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

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	36,239,494	$21.45	12,241,518
Equity compensation plans not approved by security holders	—	$—	—
Total	36,239,494	$21.45	12,241,518

(1)   The total number of securities reported includes the maximum number of common shares, 355,525, that may be issued under performance units granted under one or more long-term incentive plans. The nature of the awards is more particularly described in the Compensation Discussion and Analysis-Equity section of the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form10-K. The weighted-average exercise price in column (b) does not take these performance unit awards into account. Based on historical data, the Company’s best estimate of the number of securities that will be issued under the performance unit agreements is approximately 96,000.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010
Consolidated Statements of Operations for the years ended January 29, 2011, January 30, 2010 and January 31, 2009
Consolidated Statements of Cash Flows for the years ended January 29, 2011, January 30, 2010 and January 31, 2009
Consolidated Statement of Changes in Shareowners’ Equity
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

10.7*	The Kroger Co. 2006 Long-Term Bonus Plan. Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the fiscal year ended January 30, 2010.

10.8*	The Kroger Co. 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2005.

10.9*	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the fiscal year ended February 3, 2007.

10.10*	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended May 24, 2008.

10.11	Credit Agreement dated as of November 8, 2010, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2010.

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

10.14*	Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of the Company’s Form 8-K dated December 10, 2004.

10.15*	The Kroger Co. Employee Protection Plan dated December 13, 2007. Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.16*	The Kroger Co. 2008 Long-Term Bonus Plan. Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.17*	The Kroger Co. 2008 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 26, 2008.

10.18*	Letter Agreement dated June 24, 2009 between the Company and Don W. McGeorge. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended August 15, 2009.

10.19*	Form of Performance Unit Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q for the quarter ended August 14, 2010.

10.20*	The Kroger Co. 2010 Long-Term Bonus Plan (filed herewith).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: March 29, 2011	By	*/s/ David B. Dillon
David B. Dillon
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 29th of March 2011.

*/s/ Reuben V. Anderson	Director
Reuben V. Anderson

*/s/ Robert D. Beyer	Director
Robert D. Beyer

*/s/ David B. Dillon	Chairman, Chief Executive Officer and Director
David B. Dillon

*/s/ Susan J. Kropf	Director
Susan J. Kropf

*/s/ John T. LaMacchia	Director
John T. LaMacchia

Director
David B. Lewis

*/s/ W. Rodney McMullen	President, Chief Operating Officer and Director
W. Rodney McMullen

*/s/ Jorge P. Montoya	Director
Jorge P. Montoya

*/s/ Clyde R. Moore	Director
Clyde R. Moore

*/s/ Susan M. Phillips	Director
Susan M. Phillips

*/s/ Steven R. Rogel	Director
Steven R. Rogel

*/s/ James A. Runde	Director
James A. Runde

*/s/ Ronald L. Sargent	Director
Ronald L. Sargent

*/s/ J. Michael Schlotman	Chief Financial Officer
J. Michael Schlotman	(principal financial officer)

*/s/ Bobby S. Shackouls	Director
Bobby S. Shackouls

*/s/ M. Elizabeth Van Oflen	Vice President & Controller
M. Elizabeth Van Oflen	(principal accounting officer)

By:	*/s/ Bruce M. Gack
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

10.7*	The Kroger Co. 2006 Long Term Bonus Plan. Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the fiscal year ended January 30, 2010.

10.8*	The Kroger Co. 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2005.

10.9*	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the fiscal year ended February 3, 2007.

10.10*	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended May 24, 2008.

10.11	Credit Agreement dated as of November 8, 2010, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2010.

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

10.14*	Disclosure of compensation of non-employee directors. Incorporated by reference to Item 2.02 of the Company’s Form 8-K dated December 10, 2004.

10.15*	The Kroger Co. Employee Protection Plan. Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.16*	The Kroger Co. 2008 Long-Term Bonus Plan. Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.17*	The Kroger Co. 2008 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 26, 2008.

10.18*	Letter Agreement dated June 24, 2009 between the Company and Don W. McGeorge. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended August 15, 2009.

10.19*	Form of Performance Unit Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q for the quarter ended August 14, 2010.

10.20*	The Kroger Co. 2010 Long-Term Bonus Plan (filed herewith).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.