Form 10-Q
period 2011-05-21
KROGER CO
filed 2011-06-23
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 21, 2011

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

There were 605,111,988 shares of Common Stock ($1 par value) outstanding as of June 17, 2011.

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements.

THE KROGER CO.

 CONSOLIDATED STATEMENTS OF OPERATIONS

 (in millions, except per share amounts)

 (unaudited)

	First Quarter Ended
	May 21,	May 22,
	2011	2010
Sales	$27,461	$24,738
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	21,624	19,155
Operating, general and administrative	4,327	4,182
Rent	200	200
Depreciation and amortization	499	478

Operating profit	811	723
Interest expense	138	132

Earnings before income tax expense	673	591
Income tax expense	252	216

Net earnings including noncontrolling interests	421	375
Net earnings (loss) attributable to noncontrolling interests	(11)	1

Net earnings attributable to The Kroger Co.	$432	$374

Net earnings attributable to The Kroger Co. per basic common share	$0.71	$0.58

Average number of common shares used in basic calculation	608	641

Net earnings attributable to The Kroger Co. per diluted common share	$0.70	$0.58

Average number of common shares used in diluted calculation	612	645

Dividends declared per common share	$0.105	$0.095

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	May 21,	January 29,
	2011	2011
ASSETS
Current assets
Cash and temporary cash investments	$431	$825
Deposits in-transit	716	666
Receivables	854	845
FIFO inventory	5,708	5,793
LIFO reserve	(873)	(827)
Prepaid and other current assets	367	319
Total current assets	7,203	7,621

Property, plant and equipment, net	14,192	14,147
Goodwill	1,140	1,140
Other assets	576	597

Total Assets	$23,111	$23,505

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$587	$588
Trade accounts payable	4,226	4,227
Accrued salaries and wages	889	888
Deferred income taxes	220	220
Other current liabilities	2,398	2,147
Total current liabilities	8,320	8,070

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	6,745	7,247
Adjustment to reflect fair-value interest rate hedges	48	57
Long-term debt including obligations under capital leases and financing obligations	6,793	7,304

Deferred income taxes	695	750
Pension and postretirement benefit obligations	973	946
Other long-term liabilities	1,126	1,137

Total Liabilities	17,907	18,207

Commitments and contingencies (see Note 7)

SHAREOWNERS’ EQUITY

Preferred stock, $100 par per share, 5 shares authorized and unissued	—	—
Common stock, $1 par per share, 1,000 shares authorized; 959 shares issued in 2011 and 2010	959	959
Additional paid-in capital	3,414	3,394
Accumulated other comprehensive loss	(536)	(550)
Accumulated earnings	8,592	8,225
Common stock in treasury, at cost, 359 shares in 2011 and 339 shares in 2010	(7,216)	(6,732)

Total Shareowners’ Equity - The Kroger Co.	5,213	5,296
Noncontrolling interests	(9)	2

Total Equity	5,204	5,298

Total Liabilities and Equity	$23,111	$23,505

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Quarter Ended
	May 21, 2011	May 22, 2010
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$421	$375
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	499	478
LIFO charge	46	15
Stock-based employee compensation	24	26
Expense for Company-sponsored pension plans	23	22
Deferred income taxes	(57)	(8)
Other	40	10
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(50)	(20)
Receivables	(3)	12
Inventories	86	148
Prepaid expenses	(48)	255
Trade accounts payable	68	156
Accrued expenses	31	(55)
Income taxes receivable and payable	152	165
Contribution to Company-sponsored pension plans	—	(27)
Other	3	1

Net cash provided by operating activities	1,235	1,553

Cash Flows from Investing Activities:
Payments for capital expenditures	(521)	(542)
Proceeds from sale of assets	3	8
Payments for acquisitions	—	(7)
Other	9	(3)

Net cash used by investing activities	(509)	(544)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	3	3
Dividends paid	(65)	(61)
Payments on long-term debt	(507)	(544)
Excess tax benefits on stock-based awards	2	1
Proceeds from issuance of capital stock	60	12
Treasury stock purchases	(544)	(80)
Decrease in book overdrafts	(70)	(83)
Investment in the remaining interest of a variable interest entity	—	(86)
Other	1	7

Net cash used by financing activities	(1,120)	(831)

Net increase (decrease) in cash and temporary cash investments	(394)	178

Cash and temporary cash investments:
Beginning of year	825	424
End of quarter	$431	$602

Reconciliation of capital expenditures:
Payments for property and equipment	$(521)	$(542)
Changes in construction-in-progress payables	(59)	(1)
Total capital expenditures	$(580)	$(543)

Disclosure of cash flow information:
Cash paid during the quarter for interest	$134	$149
Cash paid during the quarter for income taxes	$149	$54

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

 (unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 30, 2010	958	$958	$3,361	316	$(6,238)	$(593)	$7,364	$74	$4,926
Issuance of common stock:
Stock options exercised	1	1	10	—	2	—	—	—	13
Restricted stock issued	—	—	(3)	—	2	—	—	—	(1)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	2	(59)	—	—	—	(59)
Stock options exchanged	—	—	—	1	(21)	—	—	—	(21)
Tax detriments from exercise of stock options	—	—	(8)	—	—	—	—	—	(8)
Share-based employee compensation	—	—	26	—	—	—	—	—	26
Other comprehensive gain net of income tax of $6	—	—	—	—	—	16	—	—	16
Other	—	—	—	—	—	—	(1)	(10)	(11)
Investment in the remaining interest of a variable interest entity	—	—	(22)	—	—	—	—	(67)	(89)
Cash dividends declared ($0.095 per common share)	—	—	—	—	—	—	(61)	—	(61)
Net earnings including noncontrolling interests	—	—	—	—	—	—	374	1	375

Balances at May 22, 2010	959	$959	$3,364	319	$(6,314)	$(577)	$7,676	$(2)	$5,106

Balances at January 29, 2011	959	$959	$3,394	339	$(6,732)	$(550)	$8,225	$2	$5,298
Issuance of common stock:
Stock options exercised	—	—	—	(3)	60	—	—	—	60
Restricted stock issued	—	—	(6)	—	4	—	—	—	(2)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	21	(504)	—	—	—	(504)
Stock options exchanged	—	—	—	2	(40)	—	—	—	(40)
Share-based employee compensation	—	—	24	—	—	—	—	—	24
Other comprehensive gain net of income tax of $8	—	—	—	—	—	14	—	—	14
Other	—	—	2	—	(4)	—	—	—	(2)
Cash dividends declared ($0.105 per common share)	—	—	—	—	—	—	(65)	—	(65)
Net earnings including noncontrolling interests	—	—	—	—	—	—	432	(11)	421

Balances at May 21, 2011	959	$959	$3,414	359	$(7,216)	$(536)	$8,592	$(9)	$5,204

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

1.              ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries, and the Variable Interest Entities (“VIE”) in which the Company is the primary beneficiary.  The January 29, 2011 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”).  Significant intercompany transactions and balances have been eliminated.  References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.  The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations.  Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of The Kroger Co. for the fiscal year ended January 29, 2011.

The unaudited information in the Consolidated Financial Statements for the first quarter ended May 21, 2011 and May 22, 2010, includes the results of operations of the Company for the 16-week periods then ended.

Amounts related to certain revenue transactions previously reported in sales and merchandise costs in the Consolidated Statements of Operations have been changed and are now reported within operating, general and administrative expense in the prior period. Amounts were not material to the prior period.

2.              DEBT OBLIGATIONS

Long-term debt consists of:

	May 21,	January 29,
	2011	2011
3.90% to 8.00% Senior Notes due through 2040	$6,628	$7,106
5.00% to 9.50% Mortgages due in varying amounts through 2034	73	73
Other	239	255

Total debt, excluding capital leases and financing obligations	6,940	7,434

Less current portion	(548)	(549)

Total long-term debt, excluding capital leases and financing obligations	$6,392	$6,885

With the proceeds received from the Company’s third quarter of 2009 issuance of $500 of senior notes bearing an interest rate of 3.90% due in 2015, the Company repaid $500 of senior notes bearing an interest rate of 8.05% that matured in the first quarter of 2010.

In the second quarter of 2010, the Company issued $300 of senior notes bearing an interest rate of 5.40% due in 2040.

The Company repaid $478 of senior notes bearing an interest rate of 6.80% that matured in the first quarter of 2011.

3.              COMPREHENSIVE INCOME

Comprehensive income is as follows:

	First Quarter Ended
	May 21, 2011	May 22, 2010
Net earnings including noncontrolling interests	$421	$375
Unrealized gain on available for sale securities, net of income tax(1)	2	7
Amortization of amounts included in net periodic pension expense, net of income tax(2)	12	8
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax	—	1

Comprehensive income	435	391
Comprehensive income (loss) attributable to noncontrolling interests	(11)	1

Comprehensive income attributable to The Kroger Co.	$446	$390

(1)	Amount is net of tax of $1 for the first quarter of 2011.
(2)	Amount is net of tax of $7 for the first quarter of 2011 and $6 for the first quarter of 2010.

4.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first quarter of 2011 and 2010.

	First Quarter
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$14	$14	$4	$4
Interest cost	52	52	5	6
Expected return on plan assets	(63)	(60)	—	—
Amortization of:
Prior service cost	—	—	(1)	(2)
Actuarial loss (gain)	20	16	—	(1)

Net periodic benefit cost	$23	$22	$8	$7

The Company contributed $27 to Company-sponsored pension plans in the first quarter of 2010.

The Company contributed $40 and $37 to employee 401(k) retirement savings accounts in the first quarter of 2011 and 2010, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded.

5.              EARNINGS PER COMMON SHARE

Net earnings attributable to The Kroger Co. per basic common share equal net earnings attributable to The Kroger Co. less income allocated to participating securities divided by the weighted average number of common shares outstanding.  Net earnings attributable to The Kroger Co. per diluted common share equal net earnings attributable to The Kroger Co. less income allocated to participating securities divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options.  The following table provides a reconciliation of net earnings attributable to The Kroger Co. and shares used in calculating net earnings attributable to The Kroger Co. per basic common share to those used in calculating net earnings attributable to The Kroger Co. per diluted common share:

	First Quarter Ended			First Quarter Ended
	May 21, 2011			May 22, 2010
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$429	608	$0.71	$371	641	$0.58
Dilutive effect of stock options		4			4

Net earnings attributable to The Kroger Co. per diluted common share	$429	612	$0.70	$371	645	$0.58

The Company had undistributed and distributed earnings to participating securities, which for Kroger are unvested restricted shares, totaling $3 in both the first quarters of 2011 and 2010.

The Company had options outstanding for approximately 13 and 19 shares during the first quarter of 2011 and 2010, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

6.              RECENTLY ADOPTED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) amended its standards related to fair value measurements and disclosures, which were effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity that became effective for interim and annual periods beginning after December 15, 2010.  The new standards require the Company to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements.  The new standards also require a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements.  The Company adopted the amended standards effective January 31, 2010, except for disclosures about certain Level 3 activity.  The Company adopted the amended standards for disclosures about certain Level 3 activity effective January 30, 2011.  See Note 8 to the Consolidated Financial Statements for the Company’s fair value measurements and disclosures.

7.              COMMITMENTS AND CONTINGENCIES

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

Litigation — On October 6, 2006, the Company petitioned the Tax Court (Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc. v. Commissioner of Internal Revenue, Docket No. 20364-06) for a redetermination of deficiencies asserted by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition therefore does not qualify for a Section 338(h)(10) election.  On January 27, 2011, the Tax Court issued its opinion upholding the Company’s position that the acquisition of the stock qualified as a purchase, granting the Company’s motion for partial summary judgment and denying the Tax Commissioner’s motion.  The Company anticipates that all remaining issues in the matter will be resolved and the Tax Court will enter its decision.  The parties will then have 90 days to file an appeal.  As of May 21, 2011, an adverse decision would have required a cash payment of up to approximately $527, including interest.  Any accounting implications of an adverse decision in this case would be charged through the statement of operations.

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

The determination of the obligation and expense for the Company’s defined benefit retirement pension plan and other post-retirement benefits is dependent on the Company’s selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in the Company’s 2010 Annual Report on Form 10-K and include, among other things, the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company did not make any contributions to its Company-sponsored defined benefit pension plans in the first quarter of 2011.  We do not expect to make any cash contributions to the Company-sponsored defined benefit pension plans in 2011.  Contributions may be made if required under the Pension Protection Act to avoid any benefit restrictions.  The Company expects that any contributions made during 2011 will reduce its minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.  In addition, the Company expects its cash contributions and expense to the 401(k) Retirement Savings Account Plan from automatic and matching contributions to participants to increase slightly in 2011, compared to 2010.

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

Based on the most recent information available to it, the Company believes that the present value of actuarial accrued liabilities in most or all of these multi-employer plans exceeds the value of the assets held in trust to pay benefits. Because the Company is one of a number of employers contributing to these plans, it is difficult to ascertain what the Company’s “share” of the underfunding would be, although we anticipate the Company’s contributions to these plans will increase each year.  The Company believes that levels of underfunding have not changed significantly since year end.  As a result, the Company expects meaningful increases in expense as a result of increases in multi-employer pension plan contributions over the next five years, to reduce this underfunding.  Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

8.              FAIR VALUE MEASUREMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company has certain derivative and financial instruments recorded at fair value, which primarily relate to fair value hedges on fixed to floating interest rate swaps on certain debt and available for sale securities.  These instruments have not materially changed in fair value since disclosure in the Annual Report on Form 10-K of The Kroger Co. for the fiscal year ended January 29, 2011.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market price for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based on the net present value of the future cash flows using the forward interest rate yield curve in effect at May 21, 2011, and January 29, 2011.  At May 21, 2011, the fair value of total debt was $7,759 compared to a carrying value of $6,940.  At January 29, 2011, the fair value of total debt was $8,191 compared to a carrying value of $7,434.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At May 21, 2011, and January 29, 2011, the carrying and fair value of long-term investments for which fair value is determinable was $58 and $69, respectively.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

First quarter 2011 total sales were $27.5 billion compared with $24.7 billion for the same period of 2010.  This increase was attributable to identical supermarket sales increases, higher average retail fuel prices and increased fuel gallon sales.  The average price for a gallon of fuel sold at our fuel stations was 30.0% higher in the first quarter of 2011 compared to the first quarter of 2010.  Identical supermarket sales without fuel increased 4.6% in the first quarter of 2011.  Identical supermarket sales, excluding fuel, increased primarily due to product cost inflation, increased transaction count, an increase in the average sale per shopping trip and an increase in the number of households shopping with us.  Our first quarter identical supermarket sales performance, excluding fuel, was broad-based across the country.  Each one of our eighteen supermarket divisions had positive identical supermarket sales growth.  This continues our trend of positive identical supermarket sales growth for 30 consecutive quarters.  Our Customer 1st strategy continues to deliver solid results.

For the first quarter of 2011, net earnings totaled $432 million, or $0.70 per diluted share, compared to $374 million, or $0.58 per diluted share for the same period of 2010.  The results for the first quarter of 2011, compared to the first quarter of 2010, benefited from increased supermarket sales, productivity improvements, and effective cost controls, partially offset by increases in LIFO, credit card fees, health care, and pension costs.  Net earnings from our fuel operations remained consistent with the first quarter of 2011, compared to the first quarter of 2010.

Based on the strength of our results for the first quarter of 2011, which is partially offset by the higher estimated LIFO charge for the year, we have increased both the lower and upper range of our guidance for both annual identical supermarket sales and net earnings per diluted share for fiscal year 2011.  Please refer to the “Outlook” section for more information on our expectations.  Our Customer 1st strategy is continuing to connect with customers.  We have shown that our focus on people, products, prices and the shopping experience is meaningful to customers through both good and challenging times.  As a result, we believe the ability to create and deliver shareholder value in a variety of operating environments is a key part of our value proposition for investors.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $432 million for the first quarter of 2011, an increase of 15.5% from net earnings of $374 million for the first quarter of 2010.  The increase in our net earnings for the first quarter of 2011, compared to the first quarter of 2010, resulted primarily from an increase in non-fuel operating profit, partially offset by a higher effective tax rate.  Net earnings from our fuel operations remained consistent with the first quarter of 2011, compared to the first quarter of 2010.  The increase in non-fuel operating profit for the first quarter of 2011, compared to the first quarter of 2010, resulted primarily from the benefit of increased supermarket sales, productivity improvements and effective cost controls, partially offset by increases in our LIFO charge, credit card fees, health care and pension costs.

Net earnings of $0.70 per diluted share for the first quarter of 2011 represented an increase of 20.7% over net earnings of $0.58 per diluted share for the first quarter of 2010.  Net earnings per diluted share increased in the first quarter of 2011, compared to the first quarter of 2010, due to increased net earnings and the repurchase of 45 million shares of our common stock over the past four quarters.

Sales

Total Sales

($ in millions)

	First Quarter
	2011	Percentage Increase	2010	Percentage Increase
Total supermarket sales without fuel	$21,537	4.7%	$20,563	3.1%
Total supermarket fuel sales	4,041	52.0%	2,659	63.9%

Total supermarket sales	25,578	10.1%	23,222	7.7%
Other sales(1)	1,883	24.2%	1,516	27.6%

Total sales	$27,461	11.0%	$24,738	8.7%

(1)	Other sales primarily relate to sales by convenience stores, including fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; and in-store health clinics.

The increase in total sales and total supermarket sales for the first quarter of 2011, compared to the first quarter of 2010, was primarily the result of our identical supermarket sales increase, excluding fuel, of 4.6% and an increase in supermarket fuel sales of 52.0%.  Total supermarket fuel sales increased over the same period in 2010 due to a 30.0% increase in average retail fuel prices and a 16.9% increase in fuel gallons sold.  The increase in the average supermarket retail fuel price was caused by an increase in the product cost of fuel.  Identical supermarket sales, excluding fuel, increased primarily due to product cost inflation, increased transaction count, an increase in the average sale per shopping trip and an increase in the number of households shopping with us.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel center discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket identical sales results calculations illustrated below.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include all sales at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented to calculate first quarter 2011 percent changes.

Identical Supermarket Sales

($ in millions)

	First Quarter
	2011	2010
Including fuel centers	$24,684	$22,472
Excluding fuel centers	$20,788	$19,873

Including fuel centers	9.8%	6.8%
Excluding fuel centers	4.6%	2.4%

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as sales minus merchandise costs, including advertising, warehousing, and transportation, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expense.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate was 21.42% for the first quarter of 2011, as compared to 22.63% for the first quarter of 2010.  Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our first quarter 2011 FIFO gross margin rate decreased 4 basis points, as a percentage of sales, compared to the first quarter of 2010.  This decrease in the first quarter of 2011, compared to the first quarter of 2010, resulted primarily from continued investments in lower prices for our customers and higher diesel fuel costs related to our logistics operations, offset partially by favorable shrink results.

LIFO Charge

The LIFO charge was $46 million in the first quarter of 2011 and $15 million in the first quarter of 2010.  The LIFO charge increased in the first quarter of 2011, compared to the first quarter of 2010, primarily due to our expected increase in annualized product cost inflation in most major categories for 2011 compared to 2010.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, decreased 115 basis points to 15.76% for the first quarter of 2011 from 16.91% for the first quarter of 2010, primarily due to the benefit of increased supermarket sales and higher average retail fuel prices.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel, decreased 36 basis points in the first quarter of 2011, compared to the first quarter of 2010.  This decrease in our OG&A rate, as a percentage of sales excluding the effect of fuel, resulted primarily from the benefit of increased supermarket sales, productivity improvements and effective cost controls, offset partially by increased credit card fees and health care and pension costs.

Rent Expense

Rent expense was $200 million in both the first quarters of 2011 and 2010.  Rent expense, as a percentage of sales, was 0.73% in the first quarter of 2011, compared to 0.81% in the first quarter of 2010.  Rent expense, as a percentage of sales excluding fuel, decreased five basis points in the first quarter of 2011 compared to the first quarter of 2010.  The decrease in rent expense, as a percentage of sales excluding fuel, reflects our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.

Depreciation Expense

Depreciation expense was $499 million, or 1.82% of total sales, for the first quarter of 2011 compared to $478 million, or 1.93% of total sales, for the first quarter of 2010.  The increase in depreciation expense, in total dollars, was the result of additional depreciation on capital expenditures, including acquisitions and lease buyouts, of $1.9 billion during the last rolling four quarter period ending with the first quarter of 2011.  The decrease in our depreciation and amortization expense for the first quarter of 2011, compared to the first quarter of 2010, as a percentage of sales, is primarily due to the benefit of increased supermarket sales and higher average retail fuel prices.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, decreased two basis points in the first quarter of 2011, compared to the same period of 2010.

Interest Expense

Net interest expense was $138 million, or 0.50% of total sales, for the first quarter of 2011 compared to $132 million, or 0.53% of total sales, for the first quarter of 2010.  The increase in net interest expense for the first quarter of 2011, compared to the first quarter of 2010, resulted primarily from a higher weighted average debt balance and a decrease in the benefit from interest rate swaps.

Income Taxes

Our effective income tax rate was 37.4% for the first quarter of 2011 and 36.5% for the first quarter of 2010.  The 2011 and 2010 effective income tax rates differed from the federal statutory rate primarily due to the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $1.2 billion of cash from operating activities during the first quarter of 2011, compared to $1.6 billion in the first quarter of 2010.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses, and changes in working capital.  Changes in working capital provided cash from operating activities of $239 million in the first quarter of 2011 and $662 million in the first quarter of 2010.  This decrease in the change in working capital was primarily due to an increase in prepaid expenses in the first quarter of 2011, compared to a decrease in the first quarter of 2010.  This increase in prepaid expenses was primarily due to a decision not to pre-fund our voluntary employee benefit account at the end of fiscal year 2010 compared to a $300 million pre-funding at the end of fiscal year 2009.

The amount of cash paid for income taxes increased in the first quarter of 2011, compared to the first quarter of 2010, primarily due to an overpayment of 2009 taxes applied to 2010.

Net cash used by investing activities

We used $509 million of cash for investing activities during the first quarter of 2011 compared to $544 million during the first quarter of 2010.  The amount of cash used for investing activities decreased in the first quarter of 2011 versus 2010, primarily due to decreased cash payments for capital expenditures.

Net cash used by financing activities

We used $1.1 billion of cash for financing activities in the first quarter of 2011 compared to $831 million in the first quarter of 2010.  The increase in the amount of cash used for financing activities for the first quarter of 2011, compared to the first quarter of 2010, was primarily related to the increase in treasury stock purchases, offset partially by decreased payments on long-term debt and our investment in the remaining interest of a variable interest entity in the first quarter of 2010.  Proceeds from the issuance of common stock resulted from exercises of employee stock options.

Debt Management

As of May 21, 2011, we maintained a $2 billion, unsecured revolving credit facility that, unless extended, terminates on May 15, 2014.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained three uncommitted money market lines totaling $100 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of May 21, 2011, we had no borrowings under our credit agreement, money market lines or outstanding commercial paper.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $66 million as of May 21, 2011.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants. As of May 21, 2011, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $145 million to $7.4 billion as of the end of the first quarter of 2011, from $7.5 billion as of the end of the first quarter of 2010.  Total debt decreased $511 million as of the end of the first quarter of 2011, from $7.9 billion as of year-end 2010.  The decrease as of the end of the first quarter of 2011, compared to the end of the first quarter of 2010, resulted from the payment at maturity in the first quarter of 2011 of $478 million of senior notes bearing an interest rate of 6.80%, partially offset by the issuance in the second quarter of 2010 of $300 million of senior notes bearing an interest rate of 5.40%.  As of May 21, 2011, our cash and temporary cash investments were $431 million compared to $825 million as of January 29, 2011.  This decrease was primarily due to the increased share repurchase activity noted below.

Common Stock Repurchase Program

During the first quarter of 2011, we invested $544 million to repurchase 23.1 million shares of Kroger stock at an average price of $23.55 per share.  These shares were reacquired under three separate stock repurchase programs.  The first was a $500 million repurchase program that was authorized by Kroger’s Board of Directors on June 24, 2010.  The second is a $1 billion repurchase program, replacing the first program, that was authorized by Kroger’s Board of Directors on March 3, 2011.  The third is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.

Liquidity Needs

We estimate our liquidity needs over the next twelve month period to be approximately $2.4 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments, and scheduled principal payments of debt, offset by cash and temporary cash investments on hand at the end of the first quarter of 2011.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. In addition to the sources of liquidity noted above, we also expect to be able to fund future scheduled principal payments of long-term debt from our cash flows from operating activities and, if necessary, by issuing additional debt. We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $573 million for the first quarter of 2011, compared to $532 million for the first quarter of 2010.  During the first quarter of 2011, we opened, acquired, expanded, or relocated ten food stores and also completed 38 within-the-wall remodels.  Total food store square footage decreased 0.1% from the first quarter of 2010.  Excluding acquisitions and operational closings, total food store square footage increased 1.0% in the first quarter of 2011, as compared to the first quarter of 2010.  Capital expenditures for the purchase of leased facilities totaled $7 million in the first quarter of 2011, compared to $10 million in the first quarter of 2010.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  Except as noted below, our critical accounting policies are summarized in our 2010 Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) amended its standards related to fair value measurements and disclosures, which were effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity that became effective for interim and annual periods beginning after December 15, 2010.  The new standards require us to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements.  The new standards also require a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements.  We adopted the amended standards effective January 31, 2010, except for disclosures about certain Level 3 activity.  We adopted the amended standards for disclosures about certain Level 3 activity effective January 30, 2011.  See Note 8 to the Consolidated Financial Statements for our fair value measurements and disclosures.

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

•

We expect net earnings per diluted share in the range of $1.85-$1.95 for 2011. Based on the current operating environment, we expect to achieve results near the top end of this range. This range reflects the strength of our first quarter results and the higher estimated LIFO charge of $150 million. We expect the second and third quarter earnings per diluted share growth rates to be near the low end of our full-year earnings per share growth expectations due to tax benefits recognized in 2010.

•	We expect identical supermarket sales growth, excluding fuel sales, of 3.5%-4.5% in 2011.

•

For 2011, we will continue to focus on improving sales growth, in accordance with our Customer 1st strategy, by making investments in gross margin and customer shopping experiences. We expect to finance these investments primarily with operating cost reductions. We would expect a slight increase in non-fuel operating margin for 2011, compared to 2010 excluding the non-cash goodwill impairment charge, assuming net earnings per diluted share is near the top end of our range for 2011.

•	For 2011, we expect fuel margins, which can be highly volatile, to be approximately $0.115 per gallon, and we expect continued strong growth in total fuel gallons sold.

•	For 2011, we expect our annualized LIFO charge to be approximately $150 million. This forecast is based on estimated product cost inflation for products in our inventory of 3.0%-4.0%.

•	For 2011, we expect interest expense to be approximately $445 million.

•

We plan to use cash flow primarily for capital investments, to maintain our current debt coverage ratios, to pay cash dividends, and to repurchase stock. As market conditions change, we may re-evaluate these uses of cash flow.

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

•	We expect that our effective tax rate for 2011 will be approximately 37.0%, excluding the resolution of any tax issues.

•	We expect rent expense, as a percentage of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•

We believe that in 2011 there will be opportunities to reduce our operating costs in such areas as administration, productivity improvements, and shrink. We intend to invest most of these savings in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

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

•

We expect to contribute approximately $300 million to multi-employer pension plans in 2011, subject to collective bargaining. In addition, we expect meaningful increases in expense as a result of increases in multi-employer pension plan contributions over the next few years as we negotiate changes in contributions and benefits.

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

•

We expect our business model to produce annual earnings per diluted share growth on average of 6.0% to 8.0% over a rolling three to five year time horizon. Including our dividend, our business model is expected to generate total shareholder return on average of 8.0% to 10.0% over a rolling three to five year time period.

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

•

Our ability to achieve sales and earnings goals may be affected by: labor negotiations or disputes; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that increased fuel costs have on consumer spending; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; and the success of our future growth plans. Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above.

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

•	Our ability to pass on product cost increases will depend on the reactions of our customers and competitors to those increases.

•

Our ability to use free cash flow to continue to maintain our debt coverage and to reward our shareholders could be affected by unanticipated increases in net total debt, our inability to generate free cash flow at the levels anticipated, and our failure to generate expected earnings.

•	Our LIFO charge and the timing of our recognition of LIFO expense will be affected primarily by changes in product costs during the year.

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

•

Our operating margins, without fuel, could decline or fail to meet expectations if we are unable to pass on any cost increases, if we fail to deliver the cost savings contemplated or if changes in the cost of our inventory and the timing of those changes differ from our expectations.

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

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly for 2011.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K for the fiscal year ended January 29, 2011.

Item 4.           Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 21, 2011.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended May 21, 2011, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust, wage and hour, or civil rights laws, as well as product liability cases, are pending against the Company.  Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.  For a further discussion of our legal proceedings, see Note 7 to our Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
January 30, 2011 to February 26, 2011	3,543,845	$22.06	3,543,845	$30
Second four weeks
February 27, 2011 to March 26, 2011	13,593,470	$23.67	13,593,470	$710
Third four weeks
March 27, 2011 to April 23, 2011	3,704,015	$23.98	3,704,015	$642
Fourth four weeks
April 24, 2011 to May 21, 2011	2,367,668	$24.42	2,367,668	$603
Total	23,208,998	$23.55	23,208,998	$603

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of 2011 contained four 28-day periods.

(2)

Shares were repurchased under (i) a $1 billion stock repurchase program, authorized by the Board of Directors on March 3, 2011, (ii) a $500 million stock repurchase program, authorized by the Board of Directors on June 24, 2010, and (iii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option and long-term incentive plans, which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. During the first quarter of fiscal year 2011, the $1 billion stock-repurchase program referred to in clause (i) replaced the $500 million stock repurchase program referred to in clause (ii). Accordingly, the Company does not intend to make further purchases under the program referenced in clause (ii). Total shares purchased include shares that were surrendered to the Company by participants under the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

(3)

The amounts shown in this column in the first four-week period reflect amounts remaining under the $500 million stock repurchase program referenced in clause (ii) of Note 2 above. The amounts shown in this column in the second, third and fourth four-week periods reflect amounts remaining under the $1 billion stock repurchase program referenced in clause (i) of Note 2 above. Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

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

THE KROGER CO.

Dated: June 23, 2011	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: June 23, 2011	By:	/s/ J. Michael Schlotman
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