Form 10-Q
period 2011-08-13
KROGER CO
filed 2011-09-16
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 13, 2011

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

There were 597,146,867 shares of Common Stock ($1 par value) outstanding as of September 9, 2011.

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in millions, except per share amounts)

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 13, 2011	August 14, 2010	August 13, 2011	August 14, 2010
Sales	$20,913	$18,760	$48,374	$43,498
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	16,555	14,550	38,179	33,705
Operating, general and administrative	3,348	3,199	7,675	7,381
Rent	148	149	348	349
Depreciation and amortization	374	368	873	846
Operating profit	488	494	1,299	1,217
Interest expense	97	102	235	234
Earnings before income tax expense	391	392	1,064	983
Income tax expense	108	124	360	340
Net earnings including noncontrolling interests	283	268	704	643
Net earnings (loss) attributable to noncontrolling interests	2	6	(9)	7
Net earnings attributable to The Kroger Co.	$281	$262	$713	$636

Net earnings attributable to The Kroger Co. per basic common share	$0.47	$0.41	$1.17	$0.99
Average number of common shares used in basic calculation	596	637	603	640

Net earnings attributable to The Kroger Co. per diluted common share	$0.46	$0.41	$1.17	$0.98
Average number of common shares used in diluted calculation	600	640	607	643

Dividends declared per common share	$0.105	$0.095	$0.21	$0.19

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

 (in millions, except per share amounts)

(unaudited)

	August 13,	January 29,
	2011	2011
ASSETS
Current assets
Cash and temporary cash investments	$643	$825
Deposits in-transit	806	666
Receivables	859	845
FIFO inventory	5,672	5,793
LIFO reserve	(908)	(827)
Prepaid and other current assets	357	319
Total current assets	7,429	7,621

Property, plant and equipment, net	14,267	14,147
Goodwill	1,140	1,140
Other assets	562	597

Total Assets	$23,398	$23,505

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$928	$588
Trade accounts payable	4,250	4,227
Accrued salaries and wages	916	888
Deferred income taxes	220	220
Other current liabilities	2,702	2,147
Total current liabilities	9,016	8,070

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	6,378	7,247
Adjustment to reflect fair-value interest rate hedges	41	57
Long-term debt including obligations under capital leases and financing obligations	6,419	7,304

Deferred income taxes	657	750
Pension and postretirement benefit obligations	973	946
Other long-term liabilities	1,123	1,137

Total Liabilities	18,188	18,207

Commitments and contingencies (see Note 9)

SHAREOWNERS’ EQUITY

Preferred stock, $100 par per share, 5 shares authorized and unissued	—	—
Common stock, $1 par per share, 1,000 shares authorized; 959 shares issued in 2011 and 2010	959	959
Additional paid-in capital	3,394	3,394
Accumulated other comprehensive loss	(527)	(550)
Accumulated earnings	8,811	8,225
Common stock in treasury, at cost, 366 shares in 2011 and 339 shares in 2010	(7,418)	(6,732)

Total Shareowners’ Equity - The Kroger Co.	5,219	5,296
Noncontrolling interests	(9)	2

Total Equity	5,210	5,298

Total Liabilities and Equity	$23,398	$23,505

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Two Quarters Ended
	August 13, 2011	August 14, 2010
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$704	$643
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	873	846
LIFO charge	81	27
Stock-based employee compensation	44	44
Expense for Company-sponsored pension plans	44	34
Deferred income taxes	(95)	(16)
Other	54	20
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(140)	(94)
Receivables	10	33
Inventories	122	258
Prepaid expenses	(39)	255
Trade accounts payable	107	53
Accrued expenses	238	133
Income taxes receivable and payable	202	180
Contribution to Company-sponsored pension plans	—	(99)
Other	(12)	2

Net cash provided by operating activities	2,193	2,319

Cash Flows from Investing Activities:
Payments for capital expenditures	(924)	(952)
Proceeds from sale of assets	5	17
Payments for acquisitions	—	(7)
Other	(7)	3

Net cash used by investing activities	(926)	(939)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	3	301
Dividends paid	(129)	(123)
Payments on long-term debt	(533)	(560)
Excess tax benefits on stock-based awards	6	2
Proceeds from issuance of capital stock	91	16
Treasury stock purchases	(803)	(228)
Decrease in book overdrafts	(85)	(92)
Investment in the remaining interest of a variable interest entity	—	(86)
Other	1	3

Net cash used by financing activities	(1,449)	(767)

Net increase (decrease) in cash and temporary cash investments	(182)	613

Cash and temporary cash investments:
Beginning of year	825	424
End of quarter	$643	$1,037

Reconciliation of capital expenditures:
Payments for capital expenditures	$(924)	$(952)
Changes in construction-in-progress payables	(98)	—
Total capital expenditures	$(1,022)	$(952)

Disclosure of cash flow information:
Cash paid during the year for interest	$241	$249
Cash paid during the year for income taxes	$286	$181

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 30, 2010	958	$958	$3,361	316	$(6,238)	$(593)	$7,364	$74	$4,926
Issuance of common stock:
Stock options exercised	1	1	10	—	6	—	—	—	17
Restricted stock issued	—	—	(52)	(1)	35	—	—	—	(17)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	9	(203)	—	—	—	(203)
Stock options exchanged	—	—	—	1	(25)	—	—	—	(25)
Tax detriments from exercise of stock options	—	—	(16)	—	—	—	—	—	(16)
Share-based employee compensation	—	—	44	—	—	—	—	—	44
Other comprehensive gain net of income tax of $13	—	—	—	—	—	20	—	—	20
Other	—	—	8	—	(8)	—	—	(10)	(10)
Investment in the remaining interest of a variable interest entity	—	—	(22)	—	—	—	—	(67)	(89)
Cash dividends declared ($0.19 per common share)	—	—	—	—	—	—	(123)	—	(123)
Net earnings including noncontrolling interests	—	—	—	—	—	—	636	7	643

Balances at August 14, 2010	959	$959	$3,333	325	$(6,433)	$(573)	$7,877	$4	$5,167

Balances at January 29, 2011	959	$959	$3,394	339	$(6,732)	$(550)	$8,225	$2	$5,298
Issuance of common stock:
Stock options exercised	—	—	—	(4)	91	—	—	—	91
Restricted stock issued	—	—	(53)	(2)	32	—	—	—	(21)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	29	(703)	—	—	—	(703)
Stock options exchanged	—	—	—	4	(100)	—	—	—	(100)
Share-based employee compensation	—	—	44	—	—	—	—	—	44
Other comprehensive gain net of income tax of $14	—	—	—	—	—	23	—	—	23
Other	—	—	9	—	(6)	—	—	(2)	1
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	—	(127)	—	(127)
Net earnings including noncontrolling interests	—	—	—	—	—	—	713	(9)	704

Balances at August 13, 2011	959	$959	$3,394	366	$(7,418)	$(527)	$8,811	$(9)	$5,210

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

1.              ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries, and the Variable Interest Entities in which the Company is the primary beneficiary.  The January 29, 2011 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”).  Significant intercompany transactions and balances have been eliminated.  References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

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

The unaudited information in the Consolidated Financial Statements for the second quarter and the two quarters ended August 13, 2011 and August 14, 2010 includes the results of operations of the Company for the 12 and 28-week periods then ended.

Certain revenue transactions previously reported in sales and merchandise costs in the Consolidated Statements of Operations are now reported within operating, general and administrative expense as of the first quarter 2011.  Amounts were not material to the prior period.

2.              STOCK OPTION PLANS

The Company recognized total stock-based compensation of $20 and $18 in the second quarters ended August 13, 2011 and August 14, 2010, respectively.  For both the first two quarters of 2011 and 2010, the Company recorded $44 of stock-based compensation.  These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

The Company grants options for common stock (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the stock at the date of grant.  In addition to stock options, the Company awards restricted stock to employees and its non-employee directors under various plans.  Equity awards may be made once each quarter on a predetermined date.  It has been the Company’s practice to make a general annual grant to employees, which occurred in the second quarter of 2011.  Special grants may be made in the other three quarters.  Grants to non-employee directors occur on the same date that the general annual grant to employees occurs.

Stock options granted in the first two quarters of 2011 expire 10 years from the date of grant and vest between one year and five years from the date of grant. Restricted stock awards granted in the first two quarters of 2011 have restrictions that lapse between one year and five years from the date of the awards.  All grants and awards become immediately exercisable, in the case of options, and restrictions lapse, in the case of restricted stock, upon certain changes of control of the Company.

Changes in equity awards outstanding under the plans are summarized below.

Stock Options

	Shares subject to option	Weighted-average exercise price
Outstanding, January 29, 2011	35.9	$21.45
Granted	3.8	$24.73
Exercised	(4.5)	$20.50
Canceled or Expired	(2.6)	$24.40

Outstanding, August 13, 2011	32.6	$21.73

Restricted Stock

	Restricted shares outstanding	Weighted-average grant-date fair value
Outstanding, January 29, 2011	4.4	$22.39
Granted	2.4	$24.71
Lapsed	(2.3)	$22.00
Canceled or Expired	(0.1)	$22.70

Outstanding, August 13, 2011	4.4	$23.89

The weighted-average fair value of stock options granted during the first two quarters ended August 13, 2011 and August 14, 2010, was $6.01 and $5.11, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

The following table reflects the weighted average assumptions used for grants awarded to option holders:

	2011	2010
Risk-free interest rate	2.16%	2.57%
Expected dividend yield	1.90%	2.00%
Expected volatility	26.31%	26.87%
Expected term	6.9 Years	6.9 Years

3.              DEBT OBLIGATIONS

Long-term debt consists of:

	August 13,	January 29,
	2011	2011
3.90% to 8.00% Senior Notes due through 2040	$6,628	$7,106
5.00% to 9.50% Mortgages due in varying amounts through 2034	70	73
Other	223	255

Total debt, excluding capital leases and financing obligations	6,921	7,434

Less current portion	(888)	(549)

Total long-term debt, excluding capital leases and financing obligations	$6,033	$6,885

The Company repaid $478 of senior notes bearing an interest rate of 6.80% that matured in the first quarter of 2011.

4.              COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Second Quarter Ended		Year-To-Date
	August 13, 2011	August 14, 2010	August 13, 2011	August 14, 2010
Net earnings including noncontrolling interests	$283	$268	$704	$643
Unrealized gain (loss) on available for sale securities, net of income tax(1)	—	(2)	2	5
Amortization of amounts included in net periodic pension expense, net of income tax(2)	8	6	20	14
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	1	—	1	1

Comprehensive income	292	272	727	663
Comprehensive income (loss) attributable to noncontrolling interests	2	6	(9)	7

Comprehensive income attributable to The Kroger Co.	$290	$266	$736	$656

(1)                  Amount is net of tax of $2 for the second quarter of 2010.  Amount is net of tax of $1 for the first two quarters of 2011 and $2 for the first two quarters of 2010.

(2)                  Amount is net of tax of $5 for the second quarter of 2011 and $4 for the second quarter of 2010.  Amount is net of tax of $12 for the first two quarters of 2011 and $10 for the first two quarters of 2010.

(3)                  Amount is net of tax of $1 for the second quarters of both 2011 and 2010.  Amount is net of tax of $1 for both the first two quarters of 2011 and 2010.

5.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the second quarter of 2011 and 2010.

	Second Quarter
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$12	$10	$3	$3
Interest cost	41	38	5	4
Expected return on plan assets	(48)	(45)	—	—
Amortization of:
Prior service cost	—	—	(2)	(1)
Actuarial loss	16	12	(1)	(1)

Net periodic benefit cost	$21	$15	$5	$5

The following table provides the components of net periodic benefit costs for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first two quarters of 2011 and 2010.

	Year-To-Date
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$26	$22	$7	$7
Interest cost	93	89	10	10
Expected return on plan assets	(111)	(106)	—	—
Amortization of:
Prior service cost	—	—	(3)	(3)
Actuarial loss	36	29	(1)	(2)

Net periodic benefit cost	$44	$34	$13	$12

The Company contributed $99 to Company-sponsored defined benefit pension plans in the first two quarters of 2010.  The Company did not make any contributions to Company-sponsored defined benefit pension plans in the first two quarters of 2011.  In the third quarter of 2011, the Company expects to contribute approximately $52 to these plans.

The Company contributed $70 and $65 to employee 401(k) retirement savings accounts in the first two quarters of 2011 and 2010, respectively.

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

	Second Quarter Ended			Second Quarter Ended
	August 13, 2011			August 14, 2010
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$279	596	$0.47	$260	637	$0.41
Dilutive effect of stock options		4			3

Net earnings attributable to The Kroger Co. per diluted common share	$279	600	$0.46	$260	640	$0.41

	Year–To-Date			Year-To-Date
	August 13, 2011			August 14, 2010
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$708	603	$1.17	$631	640	$0.99
Dilutive effect of stock options		4			3

Net earnings attributable to The Kroger Co. per diluted common share	$708	607	$1.17	$631	643	$0.98

The Company had undistributed and distributed earnings to participating securities totaling $2 in both the second quarter of 2011 and 2010.  For each of the first two quarters of 2011 and 2010, the Company had undistributed and distributed earnings to participating securities of $5.

The Company had options outstanding for approximately 11 and 22 shares during the second quarter of 2011 and 2010, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.  The Company had options outstanding for approximately 13 and 21 shares during the first two quarters of 2011 and 2010, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

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

8.              RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the FASB amended its rules regarding the presentation of comprehensive income.  The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new rules will become effective during interim and annual periods beginning after December 15, 2011.  Because the standard only affects the display of comprehensive income and does not affect what is included in comprehensive income, the standard will not have a material effect on the Company’s Consolidated Financial Statements.

In May 2011, the FASB amended its standards related to fair value measurements and disclosures.  The objective of the amendment is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards.  This amendment primarily changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  In addition, the amendment clarified the FASB’s intent about the application of existing fair value measurement requirements.  The new standard also requires additional disclosures related to fair value measurements categorized within Level 3 of the fair value hierarchy and requires disclosure of the categorization in the hierarchy for items which are not recorded at fair value but as to which fair value is required to be disclosed.  The new rules will become effective during interim and annual periods beginning after December 15, 2011.  While the Company is still finalizing its evaluation of the effect of these amended standards on its Consolidated Financial Statements, the Company believes these new standards will not have a material effect on its Consolidated Financial Statements.

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

Litigation — On October 6, 2006, the Company petitioned the Tax Court (Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc. v. Commissioner of Internal Revenue, Docket No. 20364-06) for a redetermination of deficiencies asserted by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition therefore did not qualify for a Section 338(h)(10) election.  On January 27, 2011, the Tax Court issued its opinion upholding the Company’s position that the acquisition of the stock qualified as a purchase, granting the Company’s motion for partial summary judgment and denying the Tax Commissioner’s motion.  The Company anticipates that all remaining issues in the matter will be resolved and the Tax Court will enter its decision.  The parties will then have 90 days to file an appeal.  As of August 13, 2011, an adverse decision would require a cash payment of up to approximately $536, including interest.  Any accounting implications of an adverse decision in this case would be charged through the statement of operations.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”), which was designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California, violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. On May 28, 2008, pursuant to a stipulation between the parties, the court entered a final judgment in favor of the defendants.  The Attorney General appealed a trial court ruling to the Ninth Circuit Court of Appeals and the defendants appealed a separate ruling.  On August 17, 2010, the Ninth Circuit Court of Appeals held that the Agreement violated Section 1 of the Sherman Act, and it remanded the matter to the District Court for entry of a judgment in favor of the plaintiff and for any further proceedings consistent with its opinion.  On February 11, 2011, the Court of Appeals determined to re-hear the appeal en banc.  On July 12, 2011, the Court affirmed the lower court and held that the Agreement was not exempt from antitrust scrutiny, but that summary condemnation of the Agreement is improper, thus upholding the trial court’s entry of judgment in favor of the defendants.  The Court expressed no opinion regarding the legality of the Agreement under the Sherman Act.  The Attorney General may apply to the U.S. Supreme Court within 90 days of this ruling for review.  Any such review by the U.S. Supreme Court is discretionary.  Based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The Company did not make any contributions to its Company-sponsored defined benefit pension plans in the first two quarters of 2011.  In the third quarter of 2011, the Company expects to contribute approximately $52 to these plans.  In addition, contributions may be made if required under the Pension Protection Act to avoid any benefit restrictions.  The Company expects that any contributions made during 2011 will reduce its minimum required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.  In addition, the Company expects 401(k) Retirement Savings Account Plan cash contributions and expense from automatic and matching contributions to participants to increase slightly in 2011, compared to 2010.

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

10.       FAIR VALUE MEASUREMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company has certain derivative and financial instruments recorded at fair value, which primarily relate to fair value hedges of fixed to floating interest rate swaps on certain debt and available for sale securities.  These instruments have not materially changed in fair value since disclosure in the Annual Report on Form 10-K of The Kroger Co. for the fiscal year ended January 29, 2011.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market price for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based on the net present value of the future cash flows using the forward interest rate yield curve in effect at August 13, 2011, and January 29, 2011.   At August 13, 2011, the fair value of total debt was $7,813 compared to a carrying value of $6,921.  At January 29, 2011, the fair value of total debt was $8,191 compared to a carrying value of $7,434.

Cash and Temporary Cash Investments, Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At August 13, 2011 and January 29, 2011, the carrying and fair value of long-term investments for which fair value is determinable was $52 and $69, respectively.

11.       INCOME TAXES

The effective income tax rate was 27.6% and 31.6% for the second quarter of 2011 and 2010, respectively.  The effective income tax rate was 33.8% and 34.6% for the first two quarters of 2011 and 2010, respectively.  The effective income tax rates in the second quarters and year-to-date periods of 2011 and 2010 were lower than the federal statutory rate primarily due to $30 and $15, respectively, of tax benefits from the favorable resolution of certain tax issues and the effect of state income taxes.

There were no material changes in unrecognized tax benefits during the first two quarters of 2011.

12.       SUBSEQUENT EVENTS

In anticipation of future debt refinancing in the third quarter of 2011, the Company entered into forward-starting interest rate swap agreements with an aggregate notional amount totaling $450.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Second quarter 2011 total sales were $20.9 billion compared with $18.8 billion for the same period of 2010.  This increase was attributable to identical supermarket sales increases, higher average retail fuel prices, increased fuel gallons sold and an overall increase in product cost inflation, excluding fuel.  The average price for a gallon of fuel sold at our fuel stations was 34.9% higher in the second quarter of 2011 compared to the second quarter of 2010.  Identical supermarket sales, excluding fuel, increased 5.3% in the second quarter of 2011 compared with the second quarter of 2010.  Identical supermarket sales, excluding fuel, increased primarily due to product cost inflation, increased transaction count, an increase in the average sale per shopping trip and an increase in the number of households shopping with us.  This continues our industry-leading trend of positive identical supermarket sales growth for 31 consecutive quarters.  Our second quarter identical supermarket sales performance, excluding fuel, was broad-based across the Company and supermarket departments.  Each one of our eighteen supermarket divisions had positive identical supermarket sales growth.  Every supermarket department also experienced positive identical sales growth in the second quarter of 2011.

For the second quarter of 2011, net earnings totaled $281 million, or $0.46 per diluted share, compared to $262 million, or $0.41 per diluted share for the same period of 2010.  Our second quarter earnings per diluted share for 2011 increased, compared to the same period in 2010, primarily due to strong retail fuel operations, the repurchase of our stock over the past four quarters and the benefit from certain tax adjustments.

Based on our first and second quarter results for 2011, we have increased both the lower and upper range of our guidance for annual identical supermarket sales for fiscal year 2011.  We have not changed our guidance for net earnings per diluted share for fiscal year 2011.  Please refer to the “Outlook” section for more information on our expectations.  Our Customer 1st strategy is continuing to enhance our connection with customers and drive positive identical supermarket sales growth.  We have shown that our focus on people, products, prices and the shopping experience is meaningful to customers through both good and challenging times.  As a result, we believe the ability to create and deliver shareholder value in a variety of operating environments is a key part of our value proposition for investors.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $281 million for the second quarter of 2011, an increase of 7.3% from net earnings of $262 million for the second quarter of 2010.  The increase in our net earnings for the second quarter of 2011, compared to the second quarter of 2010, resulted primarily from strong retail fuel operations and the benefit from certain tax adjustments, offset partially by a decrease in our non-fuel operating profit.  The decrease in our non-fuel operating profit in the second quarter of 2011, compared to the same period in 2010, was primarily due to continued investments in lower prices for our customers, increases in our LIFO charge, credit card fees, incentive compensation, and health care and pension costs, partially offset by the benefit of increased supermarket sales, productivity improvements and effective cost controls.  Net earnings totaled $713 million for the first two quarters of 2011, an increase of 12.1% from net earnings of $636 million for the first two quarters of 2010.  The increase in our net earnings for the first two quarters of 2011, compared to the same period in 2010, resulted primarily from an increase in both fuel and non-fuel operating profit and the benefit from certain tax adjustments.  The increase in non-fuel operating profit for the first two quarters of 2011, compared to the first two quarters of 2010, resulted primarily from the benefit of increased supermarket sales, productivity improvements and effective cost controls, partially offset by increases in our LIFO charge, credit card fees, incentive compensation, and health care and pension costs.

Net earnings of $0.46 per diluted share for the second quarter of 2011 represented an increase of 12.2% over net earnings of $0.41 per diluted share for the second quarter of 2010.  Net earnings per diluted share increased in the second quarter of 2011, compared to the second quarter of 2010, due to increased net earnings and the repurchase of 48 million of our common shares over the past four quarters.  Net earnings of $1.17 per diluted share for the first two quarters of 2011 represented an increase of 19.4% over net earnings of $0.98 per diluted share for the first two quarters of 2010.  Net earnings per diluted share increased in the first two quarters of 2011, compared to the first two quarters of 2010, due to increased net earnings and the repurchase of 48 million of our common shares over the past four quarters.

Sales

Total Sales

 (in millions)

	Second Quarter				Year-To-Date
	2011	Percentage Increase	2010	Percentage Increase	2011	Percentage Increase	2010	Percentage Increase
Total supermarket sales without fuel	$16,273	5.2%	$15,471	3.2%	$37,809	4.9%	$36,034	3.2%
Total supermarket fuel sales	$3,105	50.8%	$2,059	25.9%	$7,146	51.4%	$4,719	44.9%

Total supermarket sales	$19,378	10.5%	$17,530	5.5%	$44,955	10.3%	$40,753	6.7%
Other sales(1)	1,535	24.8%	1,230	13.7%	3,419	24.6%	2,745	20.9%

Total sales	$20,913	11.5%	$18,760	6.0%	$48,374	11.2%	$43,498	7.5%

(1)	Other sales primarily consist of sales by convenience stores, including fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; and a wholly-owned entity.

The increase in total sales and total supermarket sales for the second quarter of 2011, compared to the second quarter of 2010, was primarily the result of our identical supermarket sales increase, excluding fuel, of 5.3% and an increase in supermarket fuel sales of 50.8%.  Total supermarket fuel sales increased over the same period in 2011 due to a 34.9% increase in average retail fuel prices and an 11.8% increase in fuel gallons sold.  The increase in the average supermarket retail fuel price was caused by an increase in the product cost of fuel.  Identical supermarket sales, excluding fuel, increased primarily due to product cost inflation, increased transaction count, an increase in the average sale per shopping trip and an increase in the number of households shopping with us.

The increase in total sales and total supermarket sales for the first two quarters of 2011, compared to the first two quarters of 2010, was primarily the result of our identical supermarket sales increase, excluding fuel, of 4.9% and an increase in supermarket fuel sales of 51.4%.  Total supermarket fuel sales increased over the same period in 2011 due to a 32.1% increase in average retail fuel prices and a 14.6% increase in fuel gallons sold.  The increase in the average supermarket retail fuel price was caused by an increase in the product cost of fuel.  Identical supermarket sales, excluding fuel, increased primarily due to product cost inflation, increased transaction count, an increase in the average sale per shopping trip and an increase in the number of households shopping with us.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel center discounts received at our fuel centers and earned based on in-store purchases reduce and are included in all of the supermarket identical sales results calculations illustrated below.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include all sales at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented to calculate second quarter 2011 percent changes.

Identical Supermarket Sales

($ in millions)

	Second Quarter
	2011	2010
Including fuel centers	$18,716	$16,947
Excluding fuel centers	$15,720	$14,933

Including fuel centers	10.4%	4.7%
Excluding fuel centers	5.3%	2.7%

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as sales minus merchandise costs, including advertising, warehousing and transportation, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expense.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate decreased 149 basis points to 21.00% for the second quarter of 2011 from 22.49% for the second quarter of 2010.  Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 53 basis points for the second quarter of 2011 compared to the second quarter of 2010.  This decrease in our FIFO gross margin, excluding the effect of retail fuel operations, resulted primarily from continued investments in lower prices for our customers, offset partially by lower shrink, advertising, and warehouse expenses, as a percentage of sales.  In addition, though we experienced a slight increase in profit per item in the second quarter of 2011 compared to the same quarter in the previous year, this growth was less than product cost inflation, contributing to the decline in FIFO gross margin rate in the second quarter of 2011, compared to the same period in 2010.

Our FIFO gross margin rate decreased 133 basis points to 21.24% for the first two quarters of 2011 from 22.57% for the first two quarters of 2010.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 25 basis points for the first two quarters of 2011 compared to the first two quarters of 2010.  This decrease resulted primarily from continued investments in lower prices for our customers and higher diesel fuel costs related to our logistics operations, offset partially by lower shrink, advertising, and warehouse expenses, as a percentage of sales.

LIFO Charge

The LIFO charge was $35 million in the second quarter of 2011 and $12 million in the second quarter of 2010.  The LIFO charge increased in the second quarter of 2011, compared to the second quarter of 2010, primarily due to our expected increase in annualized product cost inflation in most major categories for 2011 compared to 2010.

The LIFO charge was $81 million in the first two quarters of 2011 and $27 million in the first two quarters of 2010.  The LIFO charge increased in the first two quarters of 2011, compared to the same periods in 2010, primarily due to our expected increase in annualized product cost inflation in most major categories for 2011 compared to 2010.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, decreased 104 basis points to 16.01% for the second quarter of 2011 from 17.05% for the second quarter of 2010.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel, decreased 20 basis points in the second quarter of 2011 compared to the second quarter of 2010.  This decrease in our OG&A rate, as a percentage of sales excluding the effect of fuel, resulted primarily from the benefit of increased supermarket sales, productivity improvements and effective cost controls, offset partially by increased credit card fees, incentive compensation, general liability reserves, and health care and pension costs.

OG&A expenses, as a percentage of sales, decreased 110 basis points to 15.87% for the first two quarters of 2011 from 16.97% for the first two quarters of 2010.  OG&A expenses, as a percentage of sales excluding fuel, decreased 29 basis points in the first two quarters of 2011 compared to the first two quarters of 2010.  This decrease in our OG&A rate in the first two quarters of 2011, as a percentage of sales excluding the effect of fuel, resulted primarily from the benefit of increased supermarket sales, productivity improvements and effective cost controls, offset partially by increased credit card fees, incentive compensation, and health care and pension costs.

Rent Expense

Rent expense was $148 million, or 0.71% of sales, for the second quarter of 2011, compared to $149 million, or 0.79% of sales, for the second quarter of 2010.  For the year-to-date period, rent expense was $348 million, or 0.72% of total sales in 2011, compared to $349 million, or 0.80% of sales, in 2010.  Rent expense, as a percentage of sales excluding fuel, decreased 6 basis points in the second quarter of 2011 compared to the second quarter of 2010.  Rent expense, as a percentage of sales excluding fuel, decreased 5 basis points in the first two quarters of 2011 compared to the first two quarters of 2010.  These decreases in rent expense, as a percentage of sales both including and excluding fuel, primarily reflects our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.

Depreciation Expense

Depreciation expense was $374 million, or 1.79% of total sales, for the second quarter of 2011 compared to $368 million, or 1.96% of total sales, for the second quarter of 2010.  The increase in depreciation expense, in total dollars, was the result of additional depreciation on capital expenditures, including acquisitions and lease buyouts, of $2.0 billion during the rolling four quarter period ending with the second quarter of 2011.  The decrease in depreciation expense for the second quarter of 2011, compared to the second quarter of 2010, as a percentage of sales, was primarily due to the benefit of increased identical supermarket sales and supermarket fuel sales.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, decreased 10 basis points in the second quarter of 2011, compared to the same period of 2010.

Depreciation expense was $873 million, or 1.80% of total sales, for the first two quarters of 2011 compared to $846 million, or 1.94% of total sales, for the first two quarters of 2010.  The increase in depreciation expense, in total dollars, was the result of additional depreciation on capital expenditures, including acquisitions and lease buyouts, of $2.0 billion during the rolling four quarter period ending with the second quarter of 2011.  The decrease in depreciation expense for the first two quarters of 2011, compared to the first two quarters of 2010, as a percentage of sales, was primarily due to the benefit of increased identical supermarket sales and supermarket fuel sales.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, decreased five basis points in the first two quarters of 2011, compared to the same period of 2010.

Interest Expense

Net interest expense was $97 million, or 0.47% of total sales, in the second quarter of 2011 and $102 million, or 0.54% of total sales, in the second quarter of 2010.  For the year-to-date period, interest expense was $235 million, or 0.49% of total sales, in 2011 and $234 million, or 0.54% of total sales, in 2010.  The decrease in net interest expense for the second quarter of 2011, compared to the second quarter of 2010, resulted primarily from a lower weighted average debt balance, offset partially by a decrease in the benefit from interest rate swaps.  The slight increase in net interest expense for the year-to-date period of 2011, when compared to the same period of 2010, resulted primarily from a decrease in the benefit from interest rate swaps, offset partially by a lower weighted average debt balance.

Income Taxes

Our effective income tax rate was 27.6% for the second quarter of 2011 and 31.6% for the second quarter of 2010.  For the year-to-date period, our effective income tax rate was 33.8% in 2011 and 34.6% in 2010.  Our tax rates in the second quarters and year-to-date periods of 2011 and 2010 were lower than the federal statutory rate primarily due to $30 million and $15 million, respectively, of tax benefits from the favorable resolution of certain tax issues and the effect of state income taxes.  Net earnings per diluted share were affected by the tax benefits from the favorable resolution of certain tax issues in the second quarter of 2011 and 2010 by $0.05 and $0.03 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flow Information

Net cash provided by operating activities

We generated $2.2 billion of cash from operating activities during the first two quarters of 2011, compared to $2.3 billion in the first two quarters of 2010.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses, and changes in working capital.  Changes in working capital provided cash from operating activities of $488 million in the first two quarters of 2011 and $820 million in the first two quarters of 2010.  This decrease in the change in working capital was primarily due to an increase in prepaid expenses in the first two quarters of 2011, compared to a decrease in the first two quarters of 2010.  This increase in prepaid expenses was primarily due to a decision not to pre-fund our voluntary employee benefit account at the end of fiscal year 2010 compared to a $300 million pre-funding at the end of fiscal year 2009.

The amount of cash paid for income taxes increased in the first two quarters of 2011, compared to the first two quarters of 2010, primarily due to an overpayment of 2009 taxes applied to 2010.

Net cash used by investing activities

We used $926 million of cash for investing activities during the first two quarters of 2011 compared to $939 million during the first two quarters of 2010.  The amount of cash used for investing activities decreased in the first two quarters of 2011 versus 2010, primarily due to decreased payments for capital expenditures.

Net cash used by financing activities

We used $1.4 billion of cash for financing activities in the first two quarters of 2011 compared to $767 million in the first two quarters of 2010.  The increase in the amount of cash used for financing activities in the first two quarters of 2011, compared to the first two quarters of 2010, was primarily related to the increase in treasury stock purchases of $575 million and a decrease of $300 million in proceeds from the issuance of long-term debt, offset partially by increased proceeds from the issuance of capital stock and decreased payments on our investment in the remaining interest of a variable interest entity in the first quarter of 2010.  Proceeds from the issuance of common stock resulted from exercises of employee stock options.

Debt Management

As of August 13, 2011, we maintained a $2 billion, unsecured revolving credit facility that, unless extended, terminates on May 15, 2014.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained three uncommitted money market lines totaling $100 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of August 13, 2011, we had no borrowings under our credit agreement, money market lines or outstanding commercial paper.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $29 million as of August 13, 2011.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants. As of August 13, 2011, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $470 million to $7.3 billion as of the end of the second quarter of 2011, from $7.8 billion as of the end of the second quarter of 2010.  Total debt decreased $544 million as of the end of the second quarter of 2011, from $7.9 billion as of year-end 2010.  The decrease as of the end of the second quarter of 2011, compared to the end of the second quarter of 2010 and year-end 2010, resulted primarily from the payment at maturity in the first quarter of 2011 of $478 million of senior notes bearing an interest rate of 6.80%.  As of August 13, 2011, our cash and temporary cash investments were $643 million compared to $825 million as of January 29, 2011.  This decrease was primarily due to the payment at maturity of the senior notes described above and the increased share repurchase activity noted below.

We anticipate refinancing $888 million of debt maturing within the next year, and subsequent to the end of the second quarter we entered into $450 million notional amount of forward starting interest rate swaps.  The swaps will effectively hedge the changes in future benchmark interest rates on a portion of our expected issuance of fixed rate debt.

 Common Stock Repurchase Program

During the second quarter of 2011, we invested $259 million to repurchase 10.6 million Kroger common shares at an average price of $24.30 per share.  For the first two quarters of 2011, we invested $803 million to repurchase 33.8 million Kroger common shares at an average price of $23.79 per share.  These shares were reacquired under three separate stock repurchase programs.  The first was a $500 million repurchase program that was authorized by Kroger’s Board of Directors on June 24, 2010.  The second is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on March 3, 2011.  The third is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.

Liquidity Needs

We estimate our liquidity needs over the next twelve month period to be approximately $2.5 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt, offset by cash and temporary cash investments on hand at the end of the second quarter of 2011.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  In addition to the sources of liquidity noted above, we also expect to be able to fund future scheduled principal payments of long-term debt from our cash flows from operating activities and, if necessary, by issuing additional debt. We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $429 million for the second quarter of 2011 compared to $403 million for the second quarter of 2010.  Year-to-date, capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $1.0 billion in 2011 and $935 million in 2010.  During the second quarter of 2011, capital expenditures for the purchase of leased facilities totaled $13 million compared to $7 million for the second quarter of 2010.  During the first two quarters of 2011, capital expenditures for purchases of leased facilities totaled $19 million compared to $17 million for the first two quarters of 2010.  During the second quarter of 2011, we opened, acquired, expanded or relocated seven food stores and also completed 32 within-the-wall remodels.  During the first two quarters of 2011, we opened, acquired, expanded or relocated 17 food stores and also completed 70 within-the-wall remodels.  Total food store square footage decreased 0.2% from the second quarter of 2010.  Excluding acquisitions and operational closings, total food store square footage increased 1.2% over the second quarter of 2010.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the FASB amended its rules regarding the presentation of comprehensive income.  The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new rules will become effective during interim and annual periods beginning after December 15, 2011.  Because the standard only affects the display of comprehensive income and does not affect what is included in comprehensive income, the standard will not have a material effect on our Consolidated Financial Statements.

In May 2011, the FASB amended its standards related to fair value measurements and disclosures.  The objective of the amendment is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards.  This amendment primarily changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  In addition, the amendment clarified the FASB’s intent about the application of existing fair value measurement requirements.  The new standard also requires additional disclosures related to fair value measurements categorized within Level 3 of the fair value hierarchy and requires disclosure of the categorization in the hierarchy for items which are not recorded at fair value but as to which fair value is required to be disclosed.  The new rules will become effective during interim and annual periods beginning after December 15, 2011.  While we are still finalizing the evaluation of the effect of these amended standards on our Consolidated Financial Statements, we believe these new standards will not have a material effect on our Consolidated Financial Statements.

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

•                  We expect net earnings per diluted share in the range of $1.85-$1.95 for 2011.  Based on the current operating environment, we expect to achieve results near the top end of this range.  Net earnings per diluted share were affected by $0.02 in the third quarter of 2010 due to tax benefits from the favorable resolution of certain tax issues.

•                  We expect our business model to produce annual earnings per diluted share growth on average of 6.0% to 8.0% over a rolling three to five year time horizon.  Including our dividend, our business model is expected to generate total shareholder return on average of 8.0% to 10.0% over a rolling three to five year time period.

•                  We expect identical supermarket sales growth, excluding fuel sales, of 4.0%-5.0% in 2011.

•                  For 2011, we will continue to focus on improving sales growth, in accordance with our Customer 1st strategy, by making investments in gross margin and customer shopping experiences.  We expect to finance these investments primarily with operating cost reductions.  Our non-fuel operating margin on a rolling four quarters basis increased ten basis points, excluding the non-cash goodwill impairment charges in 2010 and 2009.  For 2011, we expect our non-fuel operating margin change, excluding the non-cash goodwill impairment charge in 2010, to be less than this amount.

•                  We expect fuel margins, which can be highly volatile, to be approximately $0.115 per gallon for the latter half of the year, and we expect continued strong growth in total fuel gallons sold.

•                  For 2011, we expect our annualized LIFO charge to be approximately $150 million.  This forecast is based on estimated product cost inflation for products in our inventory of 3.0%-4.0%.

•                  For 2011, we expect interest expense to be approximately $435 million.

•                  We plan to use cash flow primarily for capital investments, to maintain our current debt coverage ratios, to pay cash dividends, and to repurchase stock.  As market conditions change, we may re-evaluate these uses of cash flow.

•                  We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•                  Capital expenditures reflect our strategy of growth through expansion, as well as focusing on productivity increases from our existing store base through remodels.  In addition, we will continue our emphasis on self-development and ownership of real estate, logistics and technology improvements.  The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investments for 2011 to be slightly above $1.9 billion, excluding acquisitions and purchases of leased facilities.  We expect total food store square footage to grow approximately 1.0%-1.5% before acquisitions and operational closings.

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

•                  We expect that our effective tax rate for the remainder of the year will be approximately 36.5%, excluding the resolution of any tax issues.

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

•                  Although we are not required to make cash contributions to Company-sponsored defined benefit pension plans during 2011, we expect to contribute approximately $52 million to these plans in the third quarter of 2011.  We expect any elective contributions made during 2011 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.  We expect 2011 expense for Company-sponsored defined benefit pension plans to be approximately $70 million.  In addition, we expect 401(k) Retirement Savings Account Plan cash contributions and expense from automatic and matching contributions to participants to increase slightly in 2011, compared to 2010.

•                  We expect to contribute approximately $300 million to multi-employer pension plans in 2011, subject to collective bargaining.  In addition, we expect meaningful increases in expense as a result of increases in multi-employer pension plan contributions over the next few years as we negotiate changes in contributions and benefits.

•                  We do not anticipate goodwill impairments in 2011.

•                  We have various labor agreements that will be negotiated in 2011, covering store employees in southern California, Memphis and West Virginia.  We will also negotiate agreements with the Teamsters who represent some of our associates in distribution and manufacturing operations.  The labor agreement covering employees in our Puyallup, Washington, warehouse was extended by agreement with the Teamsters.  That extension has expired, and employees are working without a contract while negotiations continue.  Work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions.  A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.  In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations.

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

•                  Adverse weather conditions could increase the prices our suppliers charge for their products, or may decrease customer demand for certain products.  Increases in demand for certain commodities could also increase the prices our suppliers charge for their products.  Additionally, increases in the cost of inputs, such as utility costs or raw material costs, could negatively affect financial ratios and earnings.

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

Item 4.           Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 13, 2011, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended August 13, 2011, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust, wage and hour, or civil rights laws, as well as product liability cases, are pending against the Company.  Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.  For a further discussion of our legal proceedings, see the disclosure of litigation contained in Note 9 to our Consolidated Financial Statements, which disclosure we incorporate by reference into this item.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
May 22, 2011 to June 18, 2011	3,086,756	$23.97	3,086,756	$554
Second four weeks
June 19, 2011 to July 16, 2011	4,910,754	$24.38	4,910,754	$459
Third four weeks
July 17, 2011 to August 13, 2011	3,376,765	$24.52	3,376,765	$403
Total	11,374,275	$24.31	11,374,275	$403

(1)     The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of 2011 contained three 28-day periods.

(2)     Shares were repurchased under (i) a $1 billion stock repurchase program, authorized by the Board of Directors on March 3, 2011, and (ii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option and long-term incentive plans, which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith.  The programs have no expiration date but may be terminated by the Board of Directors at any time.  Total shares purchased include shares that were surrendered to the Company by participants under the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

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

EXHIBIT 10.19*		Form of Performance Unit Agreement under Long-Term Incentive Plans.

EXHIBIT 31.1	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibits – Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: September 16, 2011	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: September 16, 2011	By:	/s/ J. Michael Schlotman
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

EXHIBIT 10.19*	Form of Performance Unit Agreement under Long-Term Incentive Plans.

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

Exhibit 32.1 -	Section 1350 Certifications.

Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS -	XBRL Instance Document.

EXHIBIT 101.SCH -	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB -	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.