Form 10-Q
period 2011-11-05
KROGER CO
filed 2011-12-15
CIK 56873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 5, 2011

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

There were 574,769,081 shares of Common Stock ($1 par value) outstanding as of December 9, 2011.

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 5, 2011	November 6, 2010	November 5, 2011	November 6, 2010
Sales	$20,594	$18,667	$68,969	$62,165
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	16,358	14,550	54,539	48,255
Operating, general and administrative	3,313	3,189	10,988	10,570
Rent	146	154	493	503
Depreciation and amortization	372	368	1,246	1,214

Operating profit	405	406	1,703	1,623
Interest expense	99	103	334	337

Earnings before income tax expense	306	303	1,369	1,286
Income tax expense	108	96	468	436

Net earnings including noncontrolling interests	198	207	901	850
Net earnings (loss) attributable to noncontrolling interests	2	5	(8)	12

Net earnings attributable to The Kroger Co.	$196	$202	$909	$838

Net earnings attributable to The Kroger Co. per basic common share	$0.33	$0.32	$1.51	$1.30
Average number of common shares used in basic calculation	583	633	597	638

Net earnings attributable to The Kroger Co. per diluted common share	$0.33	$0.32	$1.50	$1.30
Average number of common shares used in diluted calculation	586	636	601	641

Dividends declared per common share	$0.115	$0.105	$0.325	$0.295

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	November 5,	January 29,
	2011	2011
ASSETS
Current assets
Cash and temporary cash investments	$216	$825
Deposits in-transit	879	666
Receivables	877	845
FIFO inventory	6,477	5,793
LIFO reserve	(970)	(827)
Prepaid and other current assets	344	319
Total current assets	7,823	7,621

Property, plant and equipment, net	14,451	14,147
Goodwill	1,138	1,140
Other assets	548	597

Total Assets	$23,960	$23,505

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,262	$588
Trade accounts payable	4,653	4,227
Accrued salaries and wages	956	888
Deferred income taxes	215	220
Other current liabilities	2,402	2,147
Total current liabilities	9,488	8,070

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	6,396	7,247
Adjustment to reflect fair-value interest rate hedges	32	57
Long-term debt including obligations under capital leases and financing obligations	6,428	7,304

Deferred income taxes	1,066	750
Pension and post-retirement benefit obligations	930	946
Other long-term liabilities	1,149	1,137

Total Liabilities	19,061	18,207

Commitments and contingencies (see Note 8)

SHAREOWNERS’ EQUITY

Preferred stock, $100 par per share, 5 shares authorized and unissued	—	—
Common stock, $1 par per share, 1,000 shares authorized; 959 shares issued in 2011 and 2010	959	959
Additional paid-in capital	3,418	3,394
Accumulated other comprehensive loss	(527)	(550)
Accumulated earnings	8,944	8,225
Common stock in treasury, at cost, 387 shares in 2011 and 339 shares in 2010	(7,887)	(6,732)

Total Shareowners’ Equity — The Kroger Co.	4,907	5,296
Noncontrolling interests	(8)	2

Total Equity	4,899	5,298

Total Liabilities and Equity	$23,960	$23,505

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Three Quarters Ended
	November 5, 2011	November 6, 2010
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$901	$850
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,246	1,214
LIFO charge	142	39
Stock-based employee compensation	62	62
Expense for Company-sponsored pension plans	54	50
Deferred income taxes	314	5
Other	54	11
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(213)	(101)
Receivables	21	(2)
Inventories	(681)	(359)
Prepaid expenses	(22)	270
Trade accounts payable	452	288
Accrued expenses	240	214
Income taxes receivable and payable	(111)	138
Contribution to Company-sponsored pension plans	(52)	(141)
Other	3	(4)

Net cash provided by operating activities	2,410	2,534

Cash Flows from Investing Activities:
Payments for capital expenditures	(1,405)	(1,423)
Proceeds from sale of assets	43	34
Payments for acquisitions	(51)	(7)
Other	(6)	(4)

Net cash used by investing activities	(1,419)	(1,400)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	3	301
Dividends paid	(191)	(183)
Payments on long-term debt	(542)	(570)
Borrowings on commercial paper	330	—
Excess tax benefits on stock-based awards	6	2
Proceeds from issuance of capital stock	93	24
Treasury stock purchases	(1,274)	(292)
Increase (decrease) in book overdrafts	(25)	1
Investment in the remaining interest of a variable interest entity	—	(86)
Other	—	3
Net cash used by financing activities	(1,600)	(800)

Net increase (decrease) in cash and temporary cash investments	(609)	334

Cash and temporary cash investments:
Beginning of year	825	424
End of quarter	$216	$758

Reconciliation of capital expenditures:
Payments for capital expenditures	$(1,405)	$(1,423)
Changes in construction-in-progress payables	(124)	(25)
Total capital expenditures	$(1,529)	$(1,448)

Disclosure of cash flow information:
Cash paid during the year for interest	$339	$371
Cash paid during the year for income taxes	$295	$334

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 30, 2010	958	$958	$3,361	316	$(6,238)	$(593)	$7,364	$74	$4,926
Issuance of common stock:
Stock options exercised	1	1	9	(1)	14	—	—	—	24
Restricted stock issued	—	—	(52)	(1)	35	—	—	—	(17)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	12	(259)	—	—	—	(259)
Stock options exchanged	—	—	—	1	(33)	—	—	—	(33)
Tax detriments from exercise of stock options	—	—	(22)	—	—	—	—	—	(22)
Share-based employee compensation	—	—	62	—	—	—	—	—	62
Other comprehensive gain net of income tax of $17	—	—	—	—	—	28	—	—	28
Other	—	—	7	—	(5)	—	—	(22)	(20)
Investment in the remaining interest of a variable interest entity	—	—	(22)	—	—	—	—	(67)	(89)
Cash dividends declared ($0.295 per common share)	—	—	—	—	—	—	(189)	—	(189)
Net earnings including noncontrolling interests	—	—	—	—	—	—	838	12	850

Balances at November 6, 2010	959	$959	$3,343	327	$(6,486)	$(565)	$8,013	$(3)	$5,261

Balances at January 29, 2011	959	$959	$3,394	339	$(6,732)	$(550)	$8,225	$2	$5,298
Issuance of common stock:
Stock options exercised	—	—	—	(5)	93	—	—	—	93
Restricted stock issued	—	—	(53)	(2)	33	—	—	—	(20)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	51	(1,173)	—	—	—	(1,173)
Stock options exchanged	—	—	—	4	(101)	—	—	—	(101)
Share-based employee compensation	—	—	62	—	—	—	—	—	62
Other comprehensive gain net of income tax of $14	—	—	—	—	—	23	—	—	23
Other	—	—	15	—	(7)	—	—	(2)	6
Cash dividends declared ($0.325 per common share)	—	—	—	—	—	—	(190)	—	(190)
Net earnings including noncontrolling interests	—	—	—	—	—	—	909	(8)	901

Balances at November 5, 2011	959	$959	$3,418	387	$(7,887)	$(527)	$8,944	$(8)	$4,899

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

The unaudited information in the Consolidated Financial Statements for the third quarter and the three quarters ended November 5, 2011 and November 6, 2010 includes the results of operations of the Company for the 12- and 40-week periods then ended.

Certain revenue transactions previously reported in sales and merchandise costs in the Consolidated Statements of Operations are now reported within operating, general and administrative expense as of the first quarter of 2011.  These amounts were not material to the prior period.

2.              STOCK OPTION PLANS

For the third quarters of 2011 and 2010, the Company recognized total stock-based compensation of $18.  For both the first three quarters of 2011 and the first three quarters of 2010, the Company recorded $62 of stock-based compensation.  These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

The Company grants options for common shares (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the shares at the date of grant.  In addition to stock options, the Company awards restricted stock to employees and its non-employee directors under various plans.  Equity awards may be made once each quarter on a predetermined date.  It has been the Company’s practice to make a general annual grant to employees, which occurred in the second quarter of 2011.  Special grants may be made in the other three quarters.  Grants to non-employee directors occur on the same date that the general annual grant to employees occurs.

Stock options granted in the first three quarters of 2011 expire 10 years from the date of grant and vest between one year and five years from the date of grant. Restricted stock awards granted in the first three quarters of 2011 have restrictions that lapse between one year and five years from the date of the awards.  All grants and awards become immediately exercisable, in the case of options, and restrictions lapse, in the case of restricted stock, upon certain changes of control of the Company.

Changes in equity awards outstanding under the plans are summarized below.

Stock Options

	Shares subject to option	Weighted-average exercise price
Outstanding, January 29, 2011	35.9	$21.45
Granted	3.9	$24.70
Exercised	(4.6)	$20.43
Canceled or Expired	(2.9)	$24.42

Outstanding, November 5, 2011	32.3	$21.72

Restricted Stock

	Restricted shares outstanding	Weighted-average grant-date fair value
Outstanding, January 29, 2011	4.4	$22.39
Granted	2.5	$24.66
Lapsed	(2.4)	$22.01
Canceled or Expired	(0.2)	$23.78

Outstanding, November 5, 2011	4.3	$23.86

The weighted-average fair value of stock options granted during the first three quarters ended November 5, 2011 and November 6, 2010, was $6.00 and $5.11, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

The following table reflects the weighted average assumptions used for grants awarded to option holders:

	2011	2010
Risk-free interest rate	2.16%	2.57%
Expected dividend yield	1.90%	2.00%
Expected volatility	26.31%	26.87%
Expected term	6.9 Years	6.9 Years

3.              DEBT OBLIGATIONS

Long-term debt consists of:

	November 5,	January 29,
	2011	2011
3.90% to 8.00% Senior Notes due through 2040	$6,628	$7,106
5.00% to 9.50% Mortgages due in varying amounts through 2034	68	73
Commercial paper borrowings	330	—
Other	226	255

Total debt, excluding capital leases and financing obligations	7,252	7,434

Less current portion	(1,226)	(549)

Total long-term debt, excluding capital leases and financing obligations	$6,026	$6,885

The Company repaid $478 of senior notes bearing an interest rate of 6.80% that matured in the first quarter of 2011.

4.              COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Third Quarter Ended		Year-To-Date
	November 5, 2011	November 6, 2010	November 5, 2011	November 6, 2010
Net earnings including noncontrolling interests	$198	$207	$901	$850
Unrealized gain on available for sale securities, net of income tax(1)	—	—	2	5
Amortization of amounts included in net periodic pension expense, net of income tax(2)	8	7	28	21
Unrealized loss on cash flow hedging activities, net of income tax(3)	(8)	—	(8)	—
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	—	1	1	2

Comprehensive income	198	215	924	878
Comprehensive income (loss) attributable to noncontrolling interests	2	5	(8)	12

Comprehensive income attributable to The Kroger Co.	$196	$210	$932	$866

(1)	Amount is net of tax of $1 for the third quarter of 2010. Amount is net of tax of $1 for the first three quarters of 2011 and $4 for the first three quarters of 2010.
(2)

Amount is net of tax of $5 for the third quarter of 2011 and $3 for the third quarter of 2010. Amount is net of tax of $17 for the first three quarters of 2011 and $13 for the first three quarters of 2010.

(3)	Amount is net of tax of ($5) for the third quarter of 2011. Amount is net of tax of ($5) for the first three quarters of 2011.
(4)	Amount is net of tax of $1 for the first three quarters of 2011.

5.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the third quarter of 2011 and 2010.

	Third Quarter Ended
	Pension Benefits		Other Benefits
	November 5, 2011	November 6, 2010	November 5, 2011	November 6, 2010
Components of net periodic benefit cost:
Service cost	$8	$10	$4	$3
Interest cost	36	38	3	4
Expected return on plan assets	(48)	(45)	—	—
Amortization of:
Prior service cost	—	—	(1)	(1)
Actuarial loss	14	12	—	(1)

Net periodic benefit cost	$10	$15	$6	$5

The following table provides the components of net periodic benefit costs for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first three quarters of 2011 and 2010.

	Year-To-Date
	Pension Benefits		Other Benefits
	November 5, 2011	November 6, 2010	November 5, 2011	November 6, 2010
Components of net periodic benefit cost:
Service cost	$34	$33	$11	$10
Interest cost	128	128	13	14
Expected return on plan assets	(158)	(152)	—	—
Amortization of:
Prior service cost	—	—	(4)	(4)
Actuarial loss	50	41	(1)	(3)

Net periodic benefit cost	$54	$50	$19	$17

The Company contributed $52 and $141 to Company-sponsored defined benefit pension plans in the first three quarters of 2011 and 2010, respectively.

The Company contributed $101 and $93 to employee 401(k) retirement savings accounts in the first three quarters of 2011 and 2010, respectively.

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

	Third Quarter Ended			Third Quarter Ended
	November 5, 2011			November 6, 2010
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$194	583	$0.33	$201	633	$0.32
Dilutive effect of stock options		3			3

Net earnings attributable to The Kroger Co. per diluted common share	$194	586	$0.33	$201	636	$0.32

	Year –To-Date			Year-To-Date
	November 5, 2011			November 6, 2010
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$903	597	$1.51	$832	638	$1.30
Dilutive effect of stock options		4			3

Net earnings attributable to The Kroger Co. per diluted common share	$903	601	$1.50	$832	641	$1.30

The Company had undistributed and distributed earnings to participating securities totaling $2 and $1 in the third quarter of 2011 and 2010, respectively.  The Company had undistributed and distributed earnings to participating securities of $6 in both the first three quarters of 2011 and 2010.

The Company had stock options outstanding for approximately 17 and 23 shares during the third quarter of 2011 and 2010, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.  The Company had stock options outstanding for approximately 13 and 21 shares during the first three quarters of 2011 and 2010, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

7.              RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the FASB amended its standards related to the disclosure requirements for employers subject to multi-employer pension plans.  The amended standards require additional separate disclosures for multi-employer pension plans and multi-employer other post-retirement benefit plans. For significant multi-employer plans in which an employer participates, the additional disclosures include the plan name and identifying number, contributions to the plan and whether such contributions represent 5% or more of the total contributions made to the plan by all employers, indication of funded status, minimum contribution requirements under collective-bargaining agreements and expirations of such agreements.  For plans that do not have publicly available information other than employer financial statements, additional qualitative and quantitative disclosures are required including the description of the nature of the plan benefits, the extent to which the employer could be responsible for the obligations of the plan and, to the extent available, total plan assets, actuarial present value of accumulated plan benefits and total contributions received by the plan as of the most recent date available.  The amended standards will become effective for public entities for annual periods ending after December 15, 2011.  Because the standards only affect the disclosures required for multi-employer pension plans, the standards will not have a material effect on the Company’s Consolidated Financial Statements.

In September 2011, the FASB amended its standards related to the testing of goodwill for impairment.  The objective of this amendment is to simplify the annual goodwill impairment evaluation process.  The amendment provides entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value.  The new rules will become effective for interim and annual periods beginning after December 15, 2011; however entities are permitted to adopt the standards early.  The Company does not plan to adopt these standards early for its 2011 goodwill impairment testing process.  Because the measurement of a potential impairment loss has not changed, the amended standards will not have an effect on the Company’s Consolidated Financial Statements.

In June 2011, the FASB amended its rules regarding the presentation of comprehensive income.  The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new rules will become effective for interim and annual periods beginning after December 15, 2011.  Because the standards only affect the display of comprehensive income and do not affect what is included in comprehensive income, the standards will not have a material effect on the Company’s Consolidated Financial Statements.

In May 2011, the FASB amended its standards related to fair value measurements and disclosures.  The objective of the amendment is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards.  This amendment primarily changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  In addition, the amendment clarified the FASB’s intent about the application of existing fair value measurement requirements.  The new standard also requires additional disclosures related to fair value measurements categorized within Level 3 of the fair value hierarchy and requires disclosure of the categorization in the hierarchy for items that are not recorded at fair value but as to which fair value is required to be disclosed.  The new rules will become effective for interim and annual periods beginning after December 15, 2011.  While the Company is still finalizing its evaluation of the effect of this amended standard on its Consolidated Financial Statements, the Company believes this new standard will not have a material effect on its Consolidated Financial Statements.

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

Litigation — On October 6, 2006, the Company petitioned the Tax Court (Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc. v. Commissioner of Internal Revenue, Docket No. 20364-06) for a redetermination of deficiencies asserted by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition therefore did not qualify for a Section 338(h)(10) election.  On January 27, 2011, the Tax Court issued its opinion upholding the Company’s position that the acquisition of the stock qualified as a purchase, granting the Company’s motion for partial summary judgment and denying the Tax Commissioner’s motion.  The Company anticipates that all remaining issues in the matter will be resolved and the Tax Court will enter its decision.  The parties will then have 90 days to file an appeal.  As of November 5, 2011, an adverse decision would require a cash payment of up to approximately $545, including interest.  Any accounting implications of an adverse decision in this case would be charged through the statement of operations.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) alleging that the Mutual Strike Assistance Agreement (the “Agreement”) between the Company, Albertson’s, Inc. and Safeway Inc. (collectively, the “Retailers”), which was designed to prevent the union from placing disproportionate pressure on one or more of the Retailers by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute in southern California, violated Section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. On May 28, 2008, pursuant to a stipulation between the parties, the court entered a final judgment in favor of the defendants.  The Attorney General appealed a trial court ruling to the Ninth Circuit Court of Appeals and the defendants appealed a separate ruling.  On August 17, 2010, the Ninth Circuit Court of Appeals held that the Agreement violated Section 1 of the Sherman Act, and it remanded the matter to the District Court for entry of a judgment in favor of the plaintiff and for any further proceedings consistent with its opinion.  On February 11, 2011, the Court of Appeals determined to re-hear the appeal en banc.  On July 12, 2011, the Court affirmed the lower court and held that the Agreement was not exempt from antitrust scrutiny, but that summary condemnation of the Agreement is improper, thus upholding the trial court’s entry of judgment in favor of the defendants.  The Court expressed no opinion regarding the legality of the Agreement under the Sherman Act.  The time period for the Attorney General to seek review by the U.S. Supreme Court has passed, resulting in the ruling of the Court of Appeals being final.

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

Assignments — The Company is contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions.  The Company could be required to satisfy the obligations under the leases if any of the assignees is unable to fulfill its lease obligations.  Due to the wide distribution of the Company’s lease assignments among third parties, and various other remedies available, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote.

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

The Company has contributed $52 to its Company-sponsored defined benefit pension plans in the first three quarters of 2011. The Company expects that any contributions made during 2011 will reduce its minimum required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions. In addition, the Company expects 401(k) Retirement Savings Account Plan cash contributions and expense from automatic and matching contributions to participants to increase slightly in 2011, compared to 2010.

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

Fair Value Interest Rate Swaps

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of November 5, 2011 and January 29, 2011.

	November 5, 2011		January 29, 2011
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$1,625	$—	$1,625	$—
Number of contracts	18	—	18	—
Duration in years	0.95	—	1.74	—
Average variable rate	3.81%	—	3.83%	—
Average fixed rate	5.87%	—	5.87%	—
Maturity	Between April 2012 and April 2013		Between April 2012 and April 2013

The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in current income as “Interest expense.”  These gains and losses for the third quarter and first three quarters of 2011 and 2010 were as follows:

	Third Quarter Ended
	November 5, 2011		November 6, 2010
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$(7)	$7	$4	$(3)

	Year-To-Date
	November 5, 2011		November 6, 2010
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$(14)	$16	$31	$(23)

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
Derivatives Designated as Fair Value Hedging Instruments	November 5, 2011	January 29, 2011	Balance Sheet Location
Interest Rate Hedges	$30	$45	Other Assets

As of November 5, 2011, the Company had unamortized proceeds from nine interest rate swaps once classified as fair value hedges totaling approximately $7.  The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining term of the debt.  As of November 5, 2011, the Company expects to reclassify an unrealized gain of $5 from this adjustment to the carrying values of the underlying debt to earnings over the next twelve months.

Cash Flow Forward-Starting Interest Rate Swaps

As of November 5, 2011, the Company had 20 forward-starting interest rate swap agreements with an aggregate notional amount totaling $1,000.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The Company entered into the forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt in fiscal years 2012 and 2013.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of November 5, 2011, the fair value of the interest rates swaps was recorded in other long term liabilities for $13 and accumulated other comprehensive loss for $8 ($13 pre-tax).  As of January 29, 2011, the Company did not maintain any forward-starting interest rate swap derivatives.

In addition, as of November 5, 2011, the Company had unamortized net payments from three forward-starting interest rate swaps once classified as cash flow hedges totaling approximately $6 ($4 net of tax).  The unamortized proceeds and payments from these terminated forward-starting interest rate swaps have been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedges relate are made.  As of November 5, 2011, the Company expects to reclassify an unrealized net loss of $3 to earnings over the next twelve months.

The following tables summarize the effect of the Company’s derivative instruments designated as cash flow hedges for the third quarter and first three quarters of 2011 and 2010:

	Third Quarter Ended
	Amount of Gain/(Loss) in AOCI on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	November 5, 2011	November 6, 2010	November 5, 2011	November 6, 2010	Reclassified into Income (Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax	$(12)	$(6)	$—	$(1)	Interest expense

	Year-To-Date
	Amount of Gain/(Loss) in AOCI on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	November 5, 2011	November 6, 2010	November 5, 2011	November 6, 2010	Reclassified into Income (Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax	$(12)	$(6)	$(1)	$(2)	Interest expense

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

10.       FAIR VALUE MEASUREMENTS

GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of the fair value hierarchy defined in the standards are as follows:

Level 1 — Quoted prices available in active markets for identical assets or liabilities;

Level 2 — Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable;

Level 3 — Unobservable pricing inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing an asset or liability.

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at November 5, 2011 and January 29, 2011:

November 5, 2011 Fair Value Measurements Using:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$9	$—	$20	$29
Long-Lived Assets	—	—	22	22
Interest Rate Hedges	—	17	—	17
Total	$9	$17	$42	$68

January 29, 2011 Fair Value Measurements Using:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$10	$—	$17	$27
Long-Lived Assets	—	—	12	12
Interest Rate Hedges	—	45	—	45
Total	$10	$45	$29	$84

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets, and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 2 of the 2010 Annual Report on Form 10-K for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 of the 2010 Annual Report on Form 10-K for further discussion of the Company’s policies regarding the valuation of long-lived assets and store lease exit costs.  For the first three quarters of 2011, long-lived assets with a carrying amount of $52 were written down to their fair value of $22, resulting in an impairment charge of $30.  For the first three quarters of 2010, long-lived assets with a carrying amount of $32 were written down to their fair value of $11, resulting in an impairment charge of $21.

For the first three quarters of 2011 and 2010, the Company recorded unrealized gains on its Level 3 Available-for-Sale Securities in the amounts of $3 and $9, respectively.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market price for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based on the net present value of the future cash flows using the forward interest rate yield curve in effect at November 5, 2011, and January 29, 2011.  At November 5, 2011, the fair value of total debt was $7,883 compared to a carrying value of $7,252.  At January 29, 2011, the fair value of total debt was $8,191 compared to a carrying value of $7,434.

Cash and Temporary Cash Investments, Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At November 5, 2011 and January 29, 2011, the carrying and fair value of long-term investments for which fair value is determinable was $41 and $69, respectively.

11.       INCOME TAXES

The effective income tax rates were 35.3% and 31.7% for the third quarter of 2011 and 2010, respectively.  The effective income tax rates were 34.2% and 33.9% for the first three quarters of 2011 and 2010, respectively.  The effective income tax rate in the third quarter of 2011 approximates the federal statutory rate.  The effective income tax rate in the third quarter of 2010 was lower than the federal statutory rate primarily due to $10 of tax benefits from the favorable resolution of certain tax issues, partially offset by the effect of state income taxes.  The effective income tax rates in year-to-date periods of 2011 and 2010 were lower than the federal statutory rate primarily due to $30 and $24, respectively, of tax benefits from the favorable resolution of certain tax issues, partially offset by the effect of state income taxes.

There were no material changes in unrecognized tax benefits during the first three quarters of 2011.

12.       SUBSEQUENT EVENTS

In the fourth quarter of 2011, in anticipation of future debt refinancing, the Company entered into additional forward-starting interest rate swap agreements with an aggregate notional amount totaling $200.  In the aggregate, the Company now has $1,200 of forward-starting interest rate swaps on forecasted debt issuances in 2012 and 2013.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.

In the fourth quarter of 2011, the Company entered into a memorandum of understanding (“MOU”) with 11 of the 14 locals of the United Food and Commercial Workers International Union (“UFCW”) that participate in four multi-employer pension funds.  The Company expects the remaining locals to approve the MOU by December 21, 2011.  The MOU contemplates and is contingent upon the four multi-employer pension funds consolidating into one single multi-employer pension fund as of January 1, 2012.  The MOU establishes a process that amends each of the collective bargaining agreements between the Company and the UFCW locals under which the Company makes contributions to these funds.  Currently, over 90% of the employees in these funds are Company employees.

Under the terms of the MOU, the locals of the UFCW have agreed to a future pension benefit formula through 2021.  The Company has committed to fund the new consolidated plan to a 95% funded status on or before March 31, 2018.  The first required payment is due March 31, 2012.  The remaining commitments under the MOU will be required to be contributed equally in six annual installments starting on March 31, 2013 and ending on March 31, 2018.  The Company may accelerate any or all required contributions.  The actual amounts to be funded will be dependent, among other things, on the investment performance of assets in the plan.  These payments will be in lieu of the prior commitment under the four existing funds to pay an agreed upon amount per hour worked by eligible employees.  As of January 1, 2011, the underfunded amount under the four existing funds was approximately $800 (pre-tax).  The Company will have sole investment authority under the new consolidated plan.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Third quarter 2011 total sales were $20.6 billion compared with $18.7 billion for the same period of 2010.  This increase was attributable to identical supermarket sales increases, higher average retail fuel prices, increased fuel gallons sold and an overall increase in product cost inflation.  The average price for a gallon of fuel sold at our fuel stations was 28.1% higher in the third quarter of 2011 compared to the third quarter of 2010.  Identical supermarket sales, excluding fuel, increased 5.0% in the third quarter of 2011 compared with the third quarter of 2010.  Identical supermarket sales, excluding fuel, increased primarily due to product cost inflation, increased transaction count, an increase in the average sale per shopping trip and an increase in the number of households shopping with us.  This continues our positive identical supermarket sales growth for 32 consecutive quarters.  Third quarter identical supermarket sales performance, excluding fuel, was broad-based across the Company and supermarket departments.  Each one of our eighteen supermarket divisions had positive identical supermarket sales growth.  Every supermarket department also experienced positive identical sales growth in the third quarter of 2011, led by growth in natural foods, deli and produce.

For the third quarter of 2011, net earnings totaled $196 million, or $0.33 per diluted share, compared to $202 million, or $0.32 per diluted share for the same period of 2010.  Our third quarter net earnings per diluted share for 2011 increased, compared to the same period in 2010, primarily due to the repurchase of our stock over the past four quarters.  The decrease in our net earnings for the third quarter of 2011, compared to the third quarter of 2010, resulted primarily from an increase in our LIFO charge of $50 million and an increase in our effective income tax rate, offset partially by an increase in both our fuel and non-fuel operating profit, excluding the LIFO charge.  For the first three quarters of 2011, net earnings totaled $909 million, or $1.50 per diluted share, compared to $838 million, or $1.30 per diluted share for the same period of 2010.  Net earnings per diluted share increased in the first three quarters of 2011, compared to the first three quarters of 2010, due to increased net earnings and the repurchase of 67 million of our common shares over the past four quarters.  The increase in our net earnings for the first three quarters of 2011, compared to the same period in 2010, resulted primarily from an increase in both fuel and non-fuel operating profit.

Based on the consistency of our results for the first three quarters of 2011, we have increased both the lower and upper range of our guidance for net earnings per diluted share for fiscal year 2011.  We have also increased the lower end of the range of our guidance for annual identical supermarket sales for fiscal year 2011.  Please refer to the “Outlook” section for more information on our expectations.  We believe that our Customer 1st strategy is continuing to connect with customers in a meaningful way and providing consistent identical supermarket sales growth.  We believe that our focus on people, products, prices and the shopping experience is how we grow customer loyalty which benefits positive identical supermarket sales and earnings growth.  As a result, we believe our Customer 1st strategy provides us with the ability to deliver value both to our customers and shareholders.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $196 million for the third quarter of 2011, a decrease of 3.0% from net earnings of $202 million for the third quarter of 2010.  The decrease in our net earnings for the third quarter of 2011, compared to the third quarter of 2010, resulted primarily from an increase in our LIFO charge of $50 million and an increase in our effective income tax rate, offset partially by an increase in both fuel and non-fuel operating profit, excluding LIFO.  The increase in our non-fuel operating profit, excluding the LIFO charge, in the third quarter of 2011, compared to the third quarter of 2010, resulted primarily from the benefit of increased supermarket sales, productivity improvements and effective cost controls, partially offset by increases in credit and debit card fees, health care and pension costs and incentive compensation.

Net earnings totaled $909 million for the first three quarters of 2011, an increase of 8.5% from net earnings of $838 million for the first three quarters of 2010.  The increase in our net earnings for the first three quarters of 2011, compared to the same period in 2010, resulted primarily from an increase in both fuel and non-fuel operating profit.  The increase in non-fuel operating profit for the first three quarters of 2011, compared to the first three quarters of 2010, resulted primarily from the benefit of increased supermarket sales, productivity improvements and effective cost controls, partially offset by continued investments in lower prices for our customers and increases in our LIFO charge, credit and debit card fees, incentive compensation, and health care and pension costs.

Net earnings of $0.33 per diluted share for the third quarter of 2011 represented an increase of 3.1% over net earnings of $0.32 per diluted share for the third quarter of 2010.  Net earnings per diluted share increased in the third quarter of 2011, compared to the third quarter of 2010, due to the repurchase of 67 million of our common shares over the past four quarters.  Net earnings of $1.50 per diluted share for the first three quarters of 2011 represented an increase of 15.4% over net earnings of $1.30 per diluted share for the first three quarters of 2010.  Net earnings per diluted share increased in the first three quarters of 2011, compared to the first three quarters of 2010, due to increased net earnings and the repurchase of 67 million of our common shares over the past four quarters.

Sales

Total Sales

(in millions)

	Third Quarter				Year-To-Date
	2011	Percentage Increase Over 2010	2010	Percentage Increase Over 2009	2011	Percentage Increase Over 2010	2010	Percentage Increase Over 2009
Total supermarket sales without fuel	$16,135	5.1%	$15,353	3.0%	$53,944	5.0%	$51,394	3.1%
Total supermarket fuel sales	$3,009	42.7%	$2,108	25.9%	$10,155	48.7%	$6,827	38.5%

Total supermarket sales	$19,144	9.6%	$17,461	5.3%	$64,099	10.1%	$58,221	6.3%
Other sales(1)	1,450	20.2%	1,206	14.4%	4,870	23.5%	3,944	18.7%

Total sales	$20,594	10.3%	$18,667	5.8%	$68,969	10.9%	$62,165	7.0%

(1)	Other sales primarily consist of sales by: convenience stores, including fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; and a wholly-owned entity.

The increase in total sales and total supermarket sales for the third quarter of 2011, compared to the third quarter of 2010, was primarily the result of our identical supermarket sales increase, excluding fuel, of 5.0% and an increase in supermarket fuel sales of 42.7%.  Total supermarket fuel sales increased over the same period in 2011 due to a 28.1% increase in average retail fuel prices and an 11.4% increase in fuel gallons sold.  The increase in the average supermarket retail fuel price was caused by an increase in the product cost of fuel.  Identical supermarket sales, excluding fuel, increased primarily due to product cost inflation, increased transaction count and an increase in the average sale per shopping trip.

The increase in total sales and total supermarket sales for the first three quarters of 2011, compared to the first three quarters of 2010, was primarily the result of our identical supermarket sales increase, excluding fuel, of 4.9% and an increase in supermarket fuel sales of 48.7%.  Total supermarket fuel sales increased over the same period in 2011 due to a 30.9% increase in average retail fuel prices and a 13.6% increase in fuel gallons sold.  The increase in the average supermarket retail fuel price was caused by an increase in the product cost of fuel.  Identical supermarket sales, excluding fuel, increased primarily due to product cost inflation, increased transaction count and an increase in the average sale per shopping trip.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel center discounts received at our fuel centers and earned based on in-store purchases reduce and are included in all of the supermarket identical sales calculations illustrated below.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include all sales at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented to calculate third quarter 2011 percent changes.

Identical Supermarket Sales

(in millions)

	Third Quarter
	2011	2010
Including fuel centers	$18,418	$16,840
Excluding fuel centers	$15,525	$14,780

Including fuel centers	9.4%	4.5%
Excluding fuel centers	5.0%	2.4%

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as sales minus merchandise costs, including advertising, warehousing and transportation, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expense.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate decreased 125 basis points to 20.87% for the third quarter of 2011 from 22.12% for the third quarter of 2010.  Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 34 basis points for the third quarter of 2011 compared to the third quarter of 2010.  This decrease in our FIFO gross margin, excluding the effect of retail fuel operations, resulted primarily from continued investments in lower prices for our customers, offset partially by lower shrink, advertising, and warehouse expenses, as a percentage of sales.  In addition, although we experienced a slight increase in profit per item in the third quarter of 2011 compared to the same quarter in the previous year, this growth was less than product cost inflation, contributing to the decline in FIFO gross margin rate in the third quarter of 2011, compared to the same period in 2010.

Our FIFO gross margin rate decreased 131 basis points to 21.13% for the first three quarters of 2011 from 22.44% for the first three quarters of 2010.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 28 basis points for the first three quarters of 2011 compared to the first three quarters of 2010.  This decrease resulted primarily from continued investments in lower prices for our customers and higher diesel fuel costs related to our logistics operations, offset partially by lower shrink, advertising, and warehouse expenses, as a percentage of sales.

LIFO Charge

The LIFO charge was $62 million in the third quarter of 2011 and $12 million in the third quarter of 2010.  The LIFO charge increased in the third quarter of 2011, compared to the third quarter of 2010, primarily due to our expected increase in annualized product cost inflation in most major categories for 2011 compared to 2010.

The LIFO charge was $142 million in the first three quarters of 2011 and $39 million in the first three quarters of 2010.  The LIFO charge increased in the first three quarters of 2011, compared to the same periods in 2010, primarily due to our expected increase in annualized product cost inflation in most major categories for 2011 compared to 2010.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, decreased 99 basis points to 16.09% for the third quarter of 2011 from 17.08% for the third quarter of 2010.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel, decreased 29 basis points in the third quarter of 2011 compared to the third quarter of 2010.  This decrease in our OG&A rate, as a percentage of sales excluding the effect of fuel, resulted primarily from the benefit of increased supermarket sales, productivity improvements and effective cost controls, offset partially by increased credit and debit card fees, incentive compensation, and health care and pension costs.

OG&A expenses, as a percentage of sales, decreased 107 basis points to 15.93% for the first three quarters of 2011 from 17.00% for the first three quarters of 2010.  OG&A expenses, as a percentage of sales excluding fuel, decreased 29 basis points in the first three quarters of 2011 compared to the first three quarters of 2010.  This decrease in our OG&A rate in the first three quarters of 2011, as a percentage of sales excluding the effect of fuel, resulted primarily from the benefit of increased supermarket sales, productivity improvements and effective cost controls, offset partially by increased credit and debit card fees, incentive compensation, and health care and pension costs.

Rent Expense

Rent expense was $146 million, or 0.71% of sales, for the third quarter of 2011, compared to $154 million, or 0.83% of sales, for the third quarter of 2010.  For the year-to-date period, rent expense was $493 million, or 0.71% of sales in 2011, compared to $503 million, or 0.81% of sales, in 2010.  The decrease in rent expense for both the quarter and year-to-date periods of 2011, when compared to the same periods of 2010, resulted primarily from a closed store reserve adjustment in the third quarter of 2010.  Rent expense, as a percentage of sales excluding fuel, decreased 10 basis points in the third quarter of 2011 compared to the third quarter of 2010.  Rent expense, as a percentage of sales excluding fuel, decreased 7 basis points in the first three quarters of 2011 compared to the first three quarters of 2010.  These decreases in rent expense, as a percentage of sales both including and excluding fuel, primarily reflect our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.

Depreciation Expense

Depreciation expense was $372 million, or 1.81% of total sales, for the third quarter of 2011 compared to $368 million, or 1.97% of sales, for the third quarter of 2010.  The increase in depreciation expense, in total dollars, was the result of additional depreciation on capital expenditures, including acquisitions and lease buyouts, of $2.0 billion during the rolling four quarter period ending with the third quarter of 2011.  The decrease in depreciation expense for the third quarter of 2011, compared to the third quarter of 2010, as a percentage of sales, was primarily due to the benefit of increased identical supermarket sales and supermarket fuel sales.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, decreased nine basis points in the third quarter of 2011, compared to the same period of 2010.

Depreciation expense was $1.2 billion, or 1.81% of total sales, for the first three quarters of 2011 compared to $1.2 billion, or 1.95% of sales, for the first three quarters of 2010.  The decrease in depreciation expense for the first three quarters of 2011, compared to the first three quarters of 2010, as a percentage of sales, was primarily due to the benefit of increased identical supermarket sales and supermarket fuel sales.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, decreased seven basis points in the first three quarters of 2011, compared to the same period of 2010.

Interest Expense

Net interest expense was $99 million, or 0.48% of total sales, in the third quarter of 2011 and $103 million, or 0.55% of total sales, in the third quarter of 2010.  For the year-to-date period, interest expense was $334 million, or 0.48% of sales, in 2011 and $337 million, or 0.54% of sales, in 2010.  The decrease in net interest expense for both the quarter and year-to-date periods of 2011, compared to the same periods of 2010, resulted primarily from a lower weighted average interest rate and debt balance, offset partially by a decrease in the benefit from interest rate swaps.

Income Taxes

Our effective income tax rate was 35.3% for the third quarter of 2011 and 31.7% for the third quarter of 2010.  For the year-to-date periods, our effective income tax rates were 34.2% in 2011 and 33.9% in 2010. Our tax rate in the third quarter of 2011 approximates the federal statutory rate.  Our tax rate in the third quarter of 2010 was lower than the federal statutory rate primarily due to $10 million ($0.02 per diluted share) of tax benefits from the favorable resolution of certain tax issues, partially offset by the effect of state income taxes.  Our tax rates for the year-to-date periods of 2011 and 2010 were lower than the federal statutory rate primarily due to $30 million ($0.05 per diluted share) and $24 million ($0.04 per diluted share), respectively, of tax benefits from the favorable resolution of certain tax issues, partially offset by the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.4 billion of cash from operating activities during the first three quarters of 2011, compared to $2.5 billion in the first three quarters of 2010.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses, and changes in working capital.  Changes in working capital used cash from operating activities of $311 million in the first three quarters of 2011.  Changes in working capital provided cash from operating activities of $444 million in the first three quarters of 2010.  The decrease in positive cash flow generated by changes in working capital for the first three quarters of 2011, compared to the first three quarters of 2010, was primarily due to an increase in the use of cash for the purchase of inventories and an increase in prepaid expenses in the first three quarters of 2011, compared to a decrease in the first three quarters of 2010.  The increase in prepaid expenses was primarily due to a decision not to pre-fund our voluntary employee benefit account at the end of fiscal year 2010 compared to a $300 million pre-funding at the end of fiscal year 2009.

Net cash used by investing activities

We used $1.4 billion of cash for investing activities during the first three quarters of 2011 and 2010.  The amount of cash used for the payments for capital expenditures for the first three quarters of 2011 was consistent with the first three quarters of 2010.  The increase in the payments for acquisitions for the first three quarters of 2011 versus 2010 was partially offset by the increase in the proceeds received from the sale of assets in the first three quarters of 2011 compared to 2010.  Payments for acquisitions for the first three quarters of 2011 versus the first three quarters of 2010 increased due to the Company completing an acquisition for approximately $51 million in the third quarter of 2011.

Net cash used by financing activities

We used $1.6 billion of cash for financing activities in the first three quarters of 2011 compared to $800 million in the first three quarters of 2010.  The increase in the amount of cash used for financing activities in the first three quarters of 2011, compared to the first three quarters of 2010, was primarily related to the increase in treasury stock purchases of $982 million and a decrease of $298 million in proceeds from the issuance of long-term debt, partially offset by increased borrowings of $330 million of commercial paper, increased proceeds from the issuance of capital stock and decreased payments on our investment in the remaining interest of a variable interest entity that occurred in the first quarter of 2010.  Proceeds from the issuance of common shares resulted from exercises of employee stock options.

Debt Management

As of November 5, 2011, we maintained a $2 billion, unsecured revolving credit facility that, unless extended, terminates on May 15, 2014.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained three uncommitted money market lines totaling $100 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of November 5, 2011, we had $330 million of borrowings of commercial paper and no borrowings under our credit agreement and money market lines.  We issued the commercial paper to fund stock repurchases at the end of the quarter.  We repaid the commercial paper with operating cash flows shortly after the quarter ended.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $20 million as of November 5, 2011.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants. As of November 5, 2011, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $117 million to $7.7 billion as of the end of the third quarter of 2011, from $7.8 billion as of the end of the third quarter of 2010.  Total debt decreased $202 million as of the end of the third quarter of 2011, from $7.9 billion as of year-end 2010.  The decrease as of the end of the third quarter of 2011, compared to the end of the third quarter of 2010 and year-end 2010, resulted primarily from the payment at maturity in the first quarter of 2011 of $478 million of senior notes bearing an interest rate of 6.80%, partially offset by $330 million of commercial paper issued in the third quarter of 2011.  As of November 5, 2011, our cash and temporary cash investments were $216 million compared to $825 million as of January 29, 2011.  This decrease was primarily due to the payment at maturity of the senior notes described above and the increased share repurchase activity noted below, partially offset by the borrowing of commercial paper described above.

During the third quarter of 2011 and subsequent to the end of the third quarter of 2011, we entered into an aggregate notional amount of $1.2 billion of forward starting interest rate swaps.  We entered into these swaps because we anticipate refinancing $1.7 billion of  our senior notes that mature in 2012 and 2013.  The swaps effectively hedge the changes in future benchmark interest rates on a portion of our expected issuance of fixed rate debt.

Common Stock Repurchase Program

During the third quarter of 2011, we invested $471 million to repurchase 21.0 million Kroger common shares at an average price of $22.39 per share.  For the first three quarters of 2011, we invested $1.3 billion to repurchase 54.8 million Kroger common shares at an average price of $23.25 per share.  These shares were reacquired under four separate stock repurchase programs.  The first was a $500 million repurchase program that was authorized by Kroger’s Board of Directors on June 24, 2010.  The second is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on March 3, 2011.  The third is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on September 15, 2011 that replaced the repurchase program authorized by Kroger’s Board of Directors on March 3, 2011.  The fourth is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.

Liquidity Needs

We estimate our liquidity needs over the next twelve month period to be approximately $3.3 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt, offset by cash and temporary cash investments on hand at the end of the third quarter of 2011.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  In addition to the sources of liquidity noted above, we also expect to be able to fund future scheduled principal payments of long-term debt by issuing additional debt. We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

In the fourth quarter of 2011, we entered into a memorandum of understanding (“MOU”) with 11 of the 14 locals of the United Food and Commercial Workers International Union (“UFCW”) that participate in four multi-employer pension funds.  We expect the remaining locals to approve the MOU by December 21, 2011.  The MOU contemplates and is contingent upon the four multi-employer pension funds consolidating into one single multi-employer pension fund as of January 1, 2012.  The MOU establishes a process that amends each of the collective bargaining agreements between Kroger and the UFCW locals under which we make contributions to these funds.  Currently, over 90% of the employees in these funds are Kroger employees.

Under the terms of the MOU, the locals of the UFCW have agreed to a future pension benefit formula through 2021.  We have committed to fund the new consolidated plan to a 95% funded status on or before March 31, 2018.  The first required payment is due March 31, 2012.  The remaining commitments under the MOU will be required to be contributed equally in six annual installments starting on March 31, 2013 and ending on March 31, 2018.  We may accelerate any or all required contributions.  The actual amounts to be funded will be dependent, among other things, on the investment performance of assets in the plan.  These payments will be in lieu of the prior commitment under the four existing funds to pay an agreed upon amount per hour worked by eligible employees.  As of January 1, 2011, the underfunded amount under the four existing funds was approximately $800 million (pre-tax).  We have sole investment authority under the new consolidated plan.

While we have until March 31, 2018 to fund our commitments under the MOU, we may elect to fund approximately $650 million (pre-tax) or approximately $413 million (after-tax) prior to the end of the current fiscal year, to take advantage of the current interest rate environment.  This decision depends on several factors including the state of the capital markets and a favorable determination by the rating agencies that this transaction will not negatively affect our current debt rating.  Because this is a multi-employer fund, the $413 million (after-tax), if contributed in the fourth quarter, will be expensed when paid and will reduce fourth quarter net earnings by approximately $0.73 per diluted share.  The exact effect on 2011 net earnings per diluted share will depend on the contribution we make in January 2012.  We expect that our future operating expenses under the new consolidated multi-employer pension fund arrangement will be significantly less than our operating expenses would have been under the current unconsolidated multi-employer pension funds.  Future funded status of the consolidated multi-employer pension fund will be determined primarily by benefits earned by participants and the rate of return on assets held by the consolidated multi-employer pension fund.

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $497 million for the third quarter of 2011 compared to $484 million for the third quarter of 2010.  Capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $1.5 billion for the first three quarters of 2011 and $1.4 billion for the first three quarters of 2010.  During the third quarter of 2011, capital expenditures for the purchase of leased facilities totaled $11 million compared to $12 million for the third quarter of 2010.  During the first three quarters of 2011, capital expenditures for purchases of leased facilities totaled $30 million compared to $28 million for the first three quarters of 2010.  During the third quarter of 2011, capital expenditures for acquisitions totaled $51 million.  During the first three quarters of 2011, capital expenditures for acquisitions totaled $51 million compared to $7 million for the first three quarters of 2010.  During the third quarter of 2011, we opened, acquired, expanded or relocated 17 food stores and also completed 26 within-the-wall remodels.  During the first three quarters of 2011, we opened, acquired, expanded or relocated 34 food stores and also completed 96 within-the-wall remodels.  Total food store square footage increased 0.1% from November 6, 2010.  Excluding acquisitions and operational closings, total food store square footage increased 1.3% from November 6, 2010.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the FASB amended its standards related to the disclosure requirements for employers subject to multi-employer pension plans.  The amended standards require additional separate disclosures for multi-employer pension plans and multi-employer other post-retirement benefit plans. For significant multi-employer plans in which an employer participates, the additional disclosures include the plan name and identifying number, contributions to the plan and whether such contributions represent 5% or more of the total contributions made to the plan by all employers, indication of funded status, minimum contribution requirements under collective-bargaining agreements and expirations of such agreements.  For plans that do not have publicly available information other than employer financial statements, additional qualitative and quantitative disclosures are required including the description of the nature of the plan benefits, the extent to which the employer could be responsible for the obligations of the plan and, to the extent available, total plan assets, actuarial present value of accumulated plan benefits and total contributions received by the plan as of the most recent date available.  The amended standards will become effective for public entities for annual periods ending after December 15, 2011.  Because the standards only affect the disclosures required for multi-employer pension plans, the standards will not have a material effect on our Consolidated Financial Statements.

In September 2011, the FASB amended its standards related to the testing of goodwill for impairment.  The objective of this amendment is to simplify the annual goodwill impairment evaluation process.  The amendment provides entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value.  The new rules will become effective for interim and annual periods beginning after December 15, 2011; however entities are permitted to adopt the standards early.  We do not plan to adopt these standards early for our 2011 goodwill impairment testing process.  Because the measurement of a potential impairment loss has not changed, the amended standards will not have an effect on our Consolidated Financial Statements.

In June 2011, the FASB amended its rules regarding the presentation of comprehensive income.  The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new rules will become effective for interim and annual periods beginning after December 15, 2011.  Because the standards only affect the display of comprehensive income and do not affect what is included in comprehensive income, the standards will not have a material effect on our Consolidated Financial Statements.

In May 2011, the FASB amended its standards related to fair value measurements and disclosures.  The objective of the amendment is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards.  This amendment primarily changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  In addition, the amendment clarified the FASB’s intent about the application of existing fair value measurement requirements.  The new standard also requires additional disclosures related to fair value measurements categorized within Level 3 of the fair value hierarchy and requires disclosure of the categorization in the hierarchy for items that are not recorded at fair value but as to which fair value is required to be disclosed.  The new rules will become effective for interim and annual periods beginning after December 15, 2011.  While we are still finalizing the evaluation of the effect of this amended standard on our Consolidated Financial Statements, we believe this new standard will not have a material effect on our Consolidated Financial Statements.

OUTLOOK

This discussion and analysis contains certain forward-looking statements about Kroger’s future performance.  These statements are based on management’s assumptions and beliefs in light of the information currently available.  Such statements relate to, among other things: projected changes in net earnings attributable to The Kroger Co.; identical supermarket sales growth; expected product cost; expected pension plan contributions; our ability to generate operating cash flows; projected capital expenditures; square footage growth; opportunities to reduce costs; cash flow requirements; and our operating plan for the future; and are indicated by words such as “comfortable,” “committed,” “will,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” “plan,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

•	For 2011, we expect net earnings per diluted share in the range of $1.95-$2.00, excluding the effect of the expected contribution to the new consolidated multi-employer pension fund.

•

We are in the middle of the business planning process and full fiscal year 2012 guidance will be provided in March 2012. Based on current performance, we expect to produce annual net earnings per diluted share growth of 8% to 10% in fiscal year 2012, excluding the 2011 effect of the expected contribution to the new consolidated multi-employer pension fund, plus a dividend of 1.5% to 2%. This growth rate does not factor in the 53rd week that will occur in fiscal year 2012. We expect the result of the new UFCW pension arrangement to reduce fiscal year 2012 pension expense, and increase net earnings, by $0.04 to $0.06 per diluted share. We will provide full 2012 guidance in March of 2012.

•

We expect our business model to produce annual earnings per diluted share growth on average of 6.0% to 8.0% over a rolling three to five year time horizon. Including our dividend, our business model is expected to generate total shareholder return on average of 8.0% to 10.0% over a rolling three to five year time period.

•	We expect identical supermarket sales growth, excluding fuel sales, of 4.5%-5.0% in 2011.

•

For the remainder of 2011, we will continue to focus on improving sales growth, in accordance with our Customer 1st strategy, by making investments in gross margin and customer shopping experiences. We expect to finance these investments primarily with operating cost reductions. As of the third quarter of 2011, our non-fuel operating margin on a rolling four quarters basis increased five basis points, excluding the non-cash goodwill impairment charge in 2010. As of the third quarter of 2011, our non-fuel operating margin on a rolling four quarters basis increased 21 basis points, excluding LIFO charges and the non-cash goodwill impairment charge in 2010. For 2011, we expect our non-fuel operating margin change, excluding the non-cash goodwill impairment charge in 2010, to decline slightly. For 2011, we expect our non-fuel operating margin change, excluding LIFO charges and the non-cash goodwill impairment charge in 2010, to increase slightly.

•	We expect fuel margins, which can be highly volatile, to be approximately $0.115 per gallon in the fourth quarter of 2011, and we expect continued strong growth in total fuel gallons sold.

•	For 2011, we expect our annualized LIFO charge to be approximately $185 million. This forecast is based on estimated product cost inflation for products in our inventory of 4.0%-5.0%.

•	For 2011, we expect interest expense to be approximately $431 million.

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

•

Based on current operating trends, we believe that cash flows from operations and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. We also believe we have adequate coverage of our debt covenants to continue to respond effectively to competitive conditions.

•	We believe we have adequate sources of cash, if needed, under our credit facility and other borrowing sources for the next twelve months and for the foreseeable future beyond the next twelve months.

•

We expect that our OG&A results will be affected by increased costs, such as higher employee benefit costs and credit and debit card fees, offset by improved productivity from process changes and leverage gained through sales increases.

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

•

Although we were not required to make cash contributions to the Company-sponsored defined benefit pension plans during 2011, we contributed approximately $52 million to these plans in the third quarter of 2011. We expect any elective contributions made during 2011 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions. We expect 2011 expense for Company-sponsored defined benefit pension plans to be approximately $70 million. In addition, we expect 401(k) Retirement Savings Account Plan cash contributions and expense from automatic and matching contributions to participants to increase slightly in 2011, compared to 2010.

•

We expect to contribute approximately $300 million to multi-employer pension plans in 2011, subject to collective bargaining. In addition, we expect meaningful increases in expense as a result of increases in multi-employer pension plan contributions over the next few years as we negotiate changes in contributions and benefits.

•	We do not anticipate goodwill impairments in 2011.

•

In the remainder of 2011, we will negotiate agreements covering store employees in Memphis, and with the Teamsters who represent some of our associates in distribution and manufacturing operations. Work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions. A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•

The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines or facilities is unwilling or unable to honor its contractual obligation to lend to us.

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

•

The amounts of our contributions and recorded expense related to multi-employer pension funds could vary from the amounts that we expect, and could increase more than anticipated. Should asset values in these funds deteriorate, if employers withdraw from these funds without providing for their share of the liability, or should our estimates prove to be understated, our contributions could increase more rapidly than we have anticipated.

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

•

The extent to which the consolidation of the pension plans will reduce administration costs and enhance prospects for future returns, will be affected primarily by the conditions to the effectiveness of the consolidation of the plans being satisfied, as well as the ability of the plan fiduciaries to achieve expected returns on the plan assets and to reduce costs through the synergies associated with larger size, through consolidation, and the ability to reduce the number of investment professionals required to provide service to the plan.  The amount that we contribute to the fund, and the timing thereof, will be affected by our ability to generate amounts through free cash flow or other sources of funds, including borrowings.

•

The effect that our contribution to the plan will have on our fourth quarter earnings will depend on the amount and timing of our contribution, as well as the number of shares that we have outstanding at the time of the contribution. Our expectation that we will have a significant reduction in contributions and expense in 2012 could prove inaccurate if our actuarial assumptions are incorrect, if we are unable to make the anticipated funding to the plan as expected in January 2012, or if the investment performance of the assets in the plan do not meet our expectations whether because of changes in the financial markets or otherwise.

•

Although we have received assurances from the UFCW International union that all prerequisites to the effectiveness of our agreement that must be taken by the local unions will occur prior to December 21, 2011, these conditions are outside of our control and could fail to be satisfied.

•

Our belief that the accelerated funding will not negatively affect our credit ratings is based on discussions that we have had with the rating agencies, but we can provide no assurances that the rating agencies will maintain their current outlook.

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly for 2011.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information.  Accordingly, actual events and results may vary significantly from those included in or, contemplated or implied by forward-looking statements made by us or our representatives.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K for the fiscal year ended January 29, 2011.

Item 4.           Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 5, 2011, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended November 5, 2011, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust, wage and hour, or civil rights laws, as well as product liability cases, are pending against the Company.  Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.  For a further discussion of our legal proceedings, see the disclosure of litigation contained in Note 8 to our Consolidated Financial Statements, which disclosure we incorporate by reference into this item.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
August 14, 2011 to September 10, 2011	4,236,742	$22.83	4,236,742	$307
Second four weeks
September 11, 2011 to October 8, 2011	10,645,140	$22.01	10,645,140	$861
Third four weeks
October 9, 2011 to November 5, 2011	6,174,127	$22.75	6,174,127	$722
Total	21,056,009	$22.39	21,056,009	$722

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of 2011 contained three 28-day periods.

(2)

Shares were repurchased under (i) a $1 billion stock repurchase program, authorized by the Board of Directors on September 15, 2011, (ii) a $1 billion stock repurchase program, authorized by the Board of Directors on March 3, 2011 and (iii) a program announced on December 6, 1999, to repurchase common stock to reduce dilution resulting from our employee stock option and long-term incentive plans, which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. During the third quarter of fiscal year 2011, the $1 billion stock-repurchase program referred to in clause (i) replaced the $1 billion stock repurchase program referred to in clause (ii). Accordingly, the Company does not intend to make further purchases under the program referenced in clause (ii). Total shares purchased include shares that were surrendered to the Company by participants under the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

(3)

The amounts shown in this column in the first four-week period reflect amounts remaining under the $1 billion stock repurchase program referenced in clause (ii) of Note 2 above. The amounts shown in this column in the second and third four-week periods reflect amounts remaining under the $1 billion stock repurchase program referenced in clause (i) of Note 2 above. Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

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

THE KROGER CO.

Dated: December 15, 2011	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: December 15, 2011	By:	/s/ J. Michael Schlotman
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