Form 10-K
period 2012-01-28
KROGER CO
filed 2012-03-27
CIK 56873

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of August 13, 2011:  $13.6 billion.  There were 560,267,228 shares of Common Stock ($1 par value) outstanding as of March 23, 2012.

Documents Incorporated by Reference:

Portions of the proxy statement to be filed pursuant to Regulation 14A of the Exchange Act on or before May 29, 2012, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.                             BUSINESS.

The Kroger Co. was founded in 1883 and incorporated in 1902.  As of January 28, 2012, the Company was one of the largest retailers in the United States based on annual sales.  The Company also manufactures and processes some of the food for sale in its supermarkets.  The Company’s principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202, and its telephone number is (513) 762-4000.  The Company maintains a web site (www.thekrogerco.com) that includes additional information about the Company.  The Company makes available through its web site, free of charge, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and its interactive data files, including amendments.  These forms are available as soon as reasonably practicable after the Company has filed them with, or furnished them electronically to, the SEC.

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

EMPLOYEES

As of January 28, 2012, the Company employed approximately 339,000 full- and part-time employees. A majority of the Company’s employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 300 such agreements, usually with terms of three to five years.

During 2012, the Company will negotiate major labor contracts covering store employees in Memphis, Las Vegas, Dayton and Columbus, Ohio, Indianapolis, Louisville, Nashville, Phoenix and Portland.   These negotiations will be challenging as the Company seeks competitive cost structures in each market while meeting our associates’ needs for good wages and affordable health care.  In these negotiations, we will also need to address the underfunding of our multi-employer pension plans.

STORES

As of January 28, 2012, the Company operated, either directly or through its subsidiaries, 2,435 supermarkets and multi-department stores, 1,090 of which had fuel centers.  Approximately 45% of these supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land.  The Company’s current strategy emphasizes self-development and ownership of store real estate.  The Company’s stores operate under several banners that have strong local ties and brand recognition.  Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

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

In addition to the supermarkets, as of January 28, 2012, the Company operated through subsidiaries 791 convenience stores and 348 fine jewelry stores.  All of our fine jewelry stores located in malls are operated in leased locations.  In addition, 83 convenience stores were operated through franchise agreements. Approximately 51% of the convenience stores operated by subsidiaries were operated in Company-owned facilities. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline.

SEGMENTS

The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores throughout the United States.  The Company’s retail operations, which represent over 99% of the Company’s consolidated sales and EBITDA, are its only reportable segment.  The Company’s retail operating divisions have been aggregated into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance.  In addition, the Company’s operating divisions offer to its customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of the Company’s merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location.  The Company’s operating divisions reflect the manner in which the business is managed and how the Company’s Chief Executive Officer and Chief Operating Officer, who act as the Company’s Chief Operating Decision Makers, assess performance internally.  All of the Company’s operations are domestic.  Revenues, profit and losses, and total assets are shown in the Company’s Consolidated Financial Statements set forth in Item 8 below.

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

Approximately 40% of the corporate brand units sold are produced in the Company’s manufacturing plants; the remaining corporate brand items are produced to the Company’s strict specifications by outside manufacturers. The Company performs a “make or buy” analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases.  As of January 28, 2012, the Company operated 39 manufacturing plants. These plants consisted of 17 dairies, 10 deli or bakery plants, five grocery product plants, three beverage plants, two meat plants and two cheese plants.

EXECUTIVE OFFICERS OF THE REGISTRANT

The disclosure regarding executive officers is set forth in Item 10 of Part III of this Form 10-K under the heading “Executive Officers of the Company,” and is incorporated herein by reference.

COMPETITIVE ENVIRONMENT

For the disclosure related to the Company’s competitive environment, see Item 1A under the heading “Competitive Environment.”

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

We are a party to approximately 300 collective bargaining agreements.  We have various labor agreements that will be negotiated in 2012, covering store employees in Memphis, Las Vegas, Dayton and Columbus, Ohio, Indianapolis, Louisville, Nashville, Phoenix and Portland.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions.  A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.  Further, if we are unable to control health care, pension and wage costs, or if we have insufficient operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse effect on future results of operations.

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

Through our sales and marketing activities, we collect and store some personal information that our customers provide to us.  We also gather and retain information about our associates in the normal course of business.  Under certain circumstances, we may share information with vendors that assist us in conducting our business, as required by law, or with the permission of the individual.  Although we have implemented procedures to protect our information, we cannot be certain that all of our systems are entirely free from vulnerability to attack.  Computer hackers may attempt to penetrate our or our vendors’ network security and, if successful, misappropriate confidential customer or business information.  In addition, a Kroger associate, or a contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain information or inadvertently cause a breach involving the information. Loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulatory authorities, payment card associations, associates, and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.  In addition, compliance with tougher privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

INDEBTEDNESS

As of year-end 2011, Kroger’s outstanding indebtedness, including capital leases and financing obligations, totaled approximately $8.2 billion.  This indebtedness could reduce our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to the ongoing economic downturn or future economic downturns as well as competitive pressures.  If debt markets do not permit us to refinance certain maturing debt, we may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness.  Changes in our credit ratings, or in the interest rate environment, could have an adverse effect on our financing costs and structure.

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

MULTI-EMPLOYER PENSION OBLIGATIONS

As discussed in more detail below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Multi-Employer Pension Plans,” Kroger contributes to several multi-employer pension plans based on obligations arising under collective bargaining agreements with unions representing employees covered by those agreements.  We believe that the present value of actuarially accrued liabilities in most or all of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits, and it is probable that the Company’s contributions to those funds will have meaningful increases over the next few years.  A significant increase to those funding requirements could adversely affect our financial condition, results of operations, or cash flows.  Despite the fact that the pension obligations of these funds are not the liability or responsibility of the Company, except as noted below, there is a risk that the agencies that rate Kroger’s outstanding debt instruments could view the underfunded nature of these plans unfavorably when determining their ratings on our debt securities.  Any downgrading of Kroger’s debt ratings likely would affect Kroger’s cost of borrowing and access to capital.

We also currently bear the investment risk of one of the larger multi-employer pension plans in which we participate.  We committed to contribute sufficient funds to cover the actual cost of current accruals and to fund the pre-consolidation Unfunded Actuarial Accrued Liability (“UAAL”) that existed as of December 31, 2011, on or before March 31, 2018.  We also have been designated as the named fiduciary of this fund with sole investment authority of the assets of the fund.  If investment results fail to meet our expectations, we will be responsible for the shortfall.

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

CURRENT ECONOMIC CONDITIONS

The global economy and financial markets have experienced volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market, diminished market liquidity, low consumer confidence and high unemployment rates.  As a result, consumers have been more cautious.  Consumers have reduced spending and have switched to less expensive mixes of products.  They also have been patronizing discounters and dollar stores for grocery items to a greater extent, all of which has affected and could continue to affect our sales growth and earnings.  Increased fuel prices could have an effect on consumer spending and on our costs of producing and procuring products that we sell.  Our ability to pass higher prices along to consumers due to inflation or other reasons could have an effect on consumer spending.  We are unable to predict how the global economy and financial markets will perform.  If the global economy and financial markets do not perform as we expect, it could adversely affect our financial condition, results of operation, or cash flows.

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

ITEM 1B.                    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                             PROPERTIES.

As of January 28, 2012, the Company operated more than 3,600 owned or leased supermarkets, convenience stores, fine jewelry stores, distribution warehouses and food processing facilities through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. While the Company’s current strategy emphasizes ownership of store real estate, a majority of the properties used to conduct the Company’s business are leased.

The Company generally owns store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment. The total cost of the Company’s owned assets and capitalized leases, at January 28, 2012, was $28.1 billion while the accumulated depreciation was $13.6 billion.

Leased premises generally have base terms ranging from ten-to-twenty years with renewal options for additional periods. Some options provide the right to purchase the property after the conclusion of the lease term. Store rentals are normally payable monthly at a stated amount or at a guaranteed minimum amount plus a percentage of sales over a stated dollar volume. Rentals for the distribution, manufacturing and miscellaneous facilities generally are payable monthly at stated amounts.  For additional information on lease obligations, see Note 8 to the Consolidated Financial Statements.

ITEM 3.                             LEGAL PROCEEDINGS.

On October 6, 2006, the Company petitioned the Tax Court (Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc. v. Commissioner of Internal Revenue, Docket No. 20364-06) for a redetermination of deficiencies asserted by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition therefore does not qualify for a Section 338(h)(10) election.  On January 27, 2011, the Tax Court issued its opinion upholding the Company’s position that the acquisition of the stock qualified as a purchase, granting the Company’s motion for partial summary judgment and denying the Tax Commissioner’s motion.  We anticipate that all remaining issues in the matter will be resolved and the Tax Court will enter its decision.  The parties will then have 90 days to file an appeal.  As of January 28, 2012, an adverse decision would have required a cash payment of up to approximately $553 million, including interest.  Any accounting implications of an adverse decision in this case would be charged through the statement of operations.

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

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where it is reasonably possible to estimate and where an adverse outcome is probable.  Nonetheless, assessing and predicting the outcomes of these matters involve substantial uncertainties.  Management currently believes that the aggregate range of loss for our exposures is not material to the Company.  It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.

ITEM 4.                             MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

COMMON SHARE PRICE RANGE

	2011		2010
Quarter	High	Low	High	Low
1st	$25.48	$21.29	$23.76	$20.95
2nd	$25.85	$21.52	$22.50	$19.08
3rd	$23.78	$21.14	$23.47	$19.67
4th	$24.83	$21.68	$24.14	$20.53

Main trading market: New York Stock Exchange (Symbol KR)

Number of shareholders of record at year-end 2011:                            35,026

Number of shareholders of record at March 23, 2012:                      34,573

During 2010, the Company paid three quarterly dividends of $0.095 and one quarterly dividend of $0.105.  During 2011, the Company paid three quarterly dividends of $0.105 and one quarterly dividend of $0.115.  On March 1, 2012, the Company paid a quarterly dividend of $0.115 per share.  On March 8, 2012, the Company announced that its Board of Directors has declared a quarterly dividend of $0.115 per share, payable on June 1, 2012, to shareholders of record at the close of business on May 15, 2012.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the five-year cumulative total shareholder return on Kroger’s common shares, based on the market price of the common shares and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and a peer group composed of food and drug companies.

	Base Period	INDEXED RETURNS Years Ending
Company Name/Index	2006	2007	2008	2009	2010	2011
The Kroger Co.	100	101.59	89.10	86.28	87.25	101.44
S&P 500 Index	100	98.20	59.54	79.27	96.86	102.02
Peer Group	100	103.04	83.68	103.67	112.55	118.29

Kroger’s fiscal year ends on the Saturday closest to January 31.

*                 Total assumes $100 invested on February 3, 2007, in The Kroger Co., S&P 500 Index, and the Peer Group, with reinvestment of dividends.

**          The Peer Group consists of Costco Wholesale Corp., CVS Corp, Delhaize Group SA (ADR), Great Atlantic & Pacific Tea Company, Inc., Koninklijke Ahold NV (ADR), Safeway, Inc., Supervalu Inc., Target Corp., Tesco plc, Wal-Mart Stores Inc., Walgreen Co., Whole Foods Market Inc. and Winn-Dixie Stores, Inc.

Data supplied by Standard & Poor’s.

The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in millions)
First period - four weeks
November 6, 2011 to December 3, 2011	6,105,778	$22.55	6,105,778	$585
Second period - four weeks
December 4, 2011 to December 31, 2011	3,605,358	$23.78	3,605,358	$512
Third period — four weeks
January 1, 2012 to January 28, 2012	2,045,143	$24.22	2,045,143	$475

Total	11,756,279	$23.21	11,756,279	$475

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2011 contained three 28-day periods.

(2)

Shares were repurchased under (i) a $1 billion share repurchase program, authorized by the Board of Directors and announced on September 15, 2011, and (ii) a program announced on December 6, 1999, to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. Total shares purchased include shares that were surrendered to the Company by participants under the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

(3)

The amounts shown in this column reflect amounts remaining under the $1 billion share repurchase program referenced in clause (i) of Note 2 above. Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

ITEM 6.                             SELECTED FINANCIAL DATA.

	Fiscal Years Ended
	January 28, 2012 (52 weeks)	January 29, 2011 (52 weeks)*	January 30, 2010 (52 weeks)*	January 31, 2009 (52 weeks)*	February 2, 2008 (52 weeks)*
	(In millions, except per share amounts)
Sales	$90,374	$82,049	$76,609	$76,063	$70,261
Net earnings including noncontrolling interests	596	1,133	57	1,250	1,224
Net earnings attributable to The Kroger Co.	602	1,116	70	1,249	1,209
Net earnings attributable to The Kroger Co. per diluted common share	1.01	1.74	0.11	1.89	1.73
Total assets	23,476	23,505	23,126	23,290	22,372
Long-term liabilities, including obligations under capital leases and financing obligations	10,405	10,137	10,473	10,311	8,696
Total Shareowners’ equity — The Kroger Co.	3,981	5,296	4,852	5,225	4,962
Cash dividends per common share	0.43	0.39	0.365	0.345	0.29

*Certain prior year amounts have been revised or reclassified to conform to the current year presentation.  For further information, see Note 1 to the Consolidated Financial Statements.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OUR BUSINESS

The Kroger Co. was founded in 1883 and incorporated in 1902.  It is one of the nation’s largest retailers, as measured by revenue, operating 2,435 supermarket and multi-department stores under two dozen banners including Kroger, City Market, Dillons, Jay C, Food 4 Less, Fred Meyer, Fry’s, King Soopers, QFC, Ralphs and Smith’s.  Of these stores, 1,090 have fuel centers.  We also operate 791 convenience stores, either directly or through franchisees, and 348 fine jewelry stores.

Kroger operates 39 manufacturing plants, primarily bakeries and dairies, which supply approximately 40% of the corporate brand units sold in our retail outlets.

Our revenues are earned and cash is generated as consumer products are sold to customers in our stores.  We earn income predominately by selling products at price levels that produce revenues in excess of the costs we incur to make these products available to our customers.  Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses.  Our retail operations, which represent over 99% of Kroger’s consolidated sales and EBITDA, are our only reportable segment.

OUR 2011 PERFORMANCE

We achieved solid results in 2011.  Our results reflect the balance we seek to achieve across our business including positive identical sales growth, increases in loyal household count, good cost control, as well as growth in earnings and earnings per diluted share.  Our 2011 net earnings were $602 million or $1.01 per diluted share.  The results included a charge related to the consolidation of multi-employer pension plans to which we contribute totaling $953 million, pre-tax ($591 million after-tax).  Excluding the charge, our adjusted net earnings were $1.2 billion or $2.00 per diluted share.  Our identical supermarket sales increased by 4.9%, excluding fuel.  We have achieved 33 consecutive quarters of positive identical sales growth, excluding fuel.  As we continue to outpace many of our competitors on identical sales growth, we continue to gain market share.  We focus on identical supermarket sales growth, excluding fuel, because our business model emphasizes this primary component, and identical sales generate earnings and free cash flow that reward our shareholders.

Increasing market share is an important part of our long-term strategy as it best reflects how our products and services resonate with customers.  Market share growth allows us to spread the fixed costs in our business over a wider revenue base.  Our fundamental operating philosophy is to maintain and increase market share by offering customers good prices and superior products and service.  Based on Nielsen Homescan Data, our estimated market share increased in total by approximately 50 basis points in 2011 across our 19 marketing areas outlined by the Nielsen report.  This information also indicates that our market share increased in 13 of the marketing areas and declined in six.  Wal-Mart supercenters are a primary competitor in 17 of our 19 marketing areas.  Our overall market share grew by approximately 40 basis points in 2011 in those 17 marketing areas.  Nielsen Homescan Data is generated by customers who self-report their grocery purchases to Nielsen, regardless of retail channel or grocery outlet.  These market share results reflect our long-term strategy of market share growth.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for 2011 compared to 2010 and for 2010 compared to 2009.  Comparability is affected by income and expense items that fluctuated significantly between and among the periods.

Net Earnings

Net earnings totaled $602 million in 2011, $1.1 billion in 2010 and $70 million in 2009.  The net earnings for 2011 include the UFCW consolidated pension plan charge totaling $591 million, after-tax.  The net earnings for 2010 include a non-cash goodwill impairment charge totaling $12 million, after-tax, related to a small number of stores.  The net earnings for 2009 include non-cash asset impairment charges totaling $1.05 billion, after-tax, related to a division in southern California.  The 2009 impairment charge primarily resulted from the write-off of the Ralphs division goodwill balance.  Excluding these charges for 2011, 2010 and 2009, adjusted net earnings were $1.2 billion in 2011 and $1.1 billion in both 2010 and 2009.  2011 adjusted net earnings improved, compared to 2010, due to an increase in FIFO non-fuel operating profit, lower interest expense, favorable resolutions for certain tax issues, and higher retail fuel margins, partially offset by a LIFO charge of $216 million (pre-tax), compared to a LIFO charge of $57 million (pre-tax) in 2010.  2010 adjusted net earnings improved, compared to 2009, due to lower interest expense, favorable resolutions for certain tax issues and higher retail fuel margins, partially offset by decreased non-fuel operating profit.

2011 net earnings per diluted share totaled $1.01, and adjusted net earnings per diluted share in 2011 totaled $2.00, which excludes the UFCW consolidated pension plan charge.  2010 net earnings per diluted share totaled $1.74, and adjusted net earnings per diluted share in 2010 totaled $1.76, which excludes the $0.02 per diluted share for the non-cash goodwill impairment charge.  Net earnings per diluted share was $0.11 in 2009, and adjusted net earnings per diluted share in 2009 was $1.71, which excludes the $1.60 per diluted share for the non-cash asset impairment charges.  Adjusted net earnings per diluted share in 2011, compared to 2010, increased primarily due to increased retail fuel margins, the repurchase of Kroger common shares, increased FIFO non-fuel operating profit, and the favorable resolution of certain tax issues, offset by a LIFO charge of $216 million (pre-tax), compared to a LIFO charge of $57 million (pre-tax) in 2010.  Adjusted net earnings per diluted share in 2010, compared to 2009, increased due to increased retail fuel margins, the favorable resolution of certain tax issues and the repurchase of Kroger common shares, partially offset by reduced non-fuel net earnings.

Management believes adjusted net earnings (and adjusted net earnings per diluted share) are useful metrics to investors and analysts because the one-time charges reflected in net earnings, and net earnings per diluted share, are non-recurring and are not directly related to our day-to-day business.

Sales

Total Sales

 (in millions)

	2011	Percentage Increase	2010	Percentage Increase	2009
Total supermarket sales without fuel	$71,109	5.0%	$67,742	3.4%	$65,525
Total supermarket fuel sales	12,995	42.6%	9,111	36.6%	6,671

Total supermarket sales	$84,104	9.4%	$76,853	6.5%	$72,196
Other sales(1)	6,270	20.7%	5,196	17.7%	4,413

Total sales	$90,374	10.1%	$82,049	7.1%	$76,609

(1)	Other sales primarily relate to sales at convenience stores, including fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; and in-store health clinics.

The increase in total sales for 2011 compared to 2010 was primarily the result of our identical supermarket sales increase, excluding fuel, of 4.9% and an increase in supermarket fuel sales of 42.6%.  Total supermarket fuel sales increased over the same period due to a 26.3% increase in average retail fuel prices and a 13.0% increase in fuel gallons sold.  The increase in the average supermarket retail fuel price was caused by an increase in the product cost of fuel.  The increase in total supermarket sales without fuel for 2011 over 2010 was primarily the result of increases in identical supermarket sales, excluding fuel, of 4.9%.  Identical supermarket sales, excluding fuel, increased primarily due to inflation, increased transaction count and an increase in the average sale per shopping trip.

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

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel center discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations illustrated below.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include all sales at identical Fred Meyer multi-department stores.  We calculate annualized identical supermarket sales by adding together four quarters of identical supermarket sales.  Our identical supermarket sales results are summarized in the table below, based on the 52-week period of 2011, compared to the 52-week period of the previous year.  The identical store count in the table below represents the total number of identical supermarkets as of January 28, 2012 and January 29, 2011.

Identical Supermarket Sales

(dollars in millions)

	2011	2010
Including supermarket fuel centers	$81,082	$74,243
Excluding supermarket fuel centers	$68,558	$65,336

Including supermarket fuel centers	9.2%	5.7%
Excluding supermarket fuel centers	4.9%	2.8%
Identical 4th Quarter store count	2,355	2,342

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as sales minus merchandise costs, including advertising, warehousing and transportation, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expense. FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rates, as a percentage of sales, were 21.13% in 2011, 22.31% in 2010 and 23.25% in 2009.  Our retail fuel sales reduce our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rates decreased 33 basis points in 2011 and 35 basis points in 2010.  FIFO gross margin in 2011, compared to 2010, decreased primarily due to continued investments in lower prices for our customers, the effect of inflation and higher transportation expenses, partially offset by improvements in shrink, advertising, and warehousing expenses, as a percentage of sales.  FIFO gross margin in 2010, compared to 2009, decreased primarily from continued investments in lower prices for our customers and higher transportation expenses, as a percentage of sales.

LIFO Charge

The LIFO charge was $216 million in 2011, $57 million in 2010 and $49 million in 2009.  Like many food retailers, we experienced higher levels of product cost inflation in 2011, compared to 2010.  In 2011, our LIFO charge primarily resulted from an annualized product cost inflation related to grocery, meat and seafood, deli and bakery, and pharmacy.  A slight increase in annualized product cost inflation caused the increase in the LIFO charge in 2010, compared to 2009.  In 2010, our LIFO charge primarily resulted from annualized product cost inflation related to meat, pharmacy, and Company-manufactured products, partially offset by deflation in grocery products.  In 2009, our LIFO charge primarily resulted from annualized product cost inflation related to tobacco and pharmacy products.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit and retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 16.98% in 2011, 16.85% in 2010 and 17.51% in 2009.  The growth in our retail fuel sales reduces our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  Our OG&A expenses in 2011 included $953 million for the UFCW consolidated pension plan charge.  Without the UFCW consolidated pension plan charge, OG&A expenses, as a percentage of sales excluding fuel, decreased 25 basis points in 2011, compared to 2010.  The 2011 decrease, compared to 2010, resulted primarily from increased identical supermarket sales growth, productivity improvements and strong cost controls at the store level, offset partially by increased credit and debit card fees, incentive compensation, and health care costs.  OG&A expenses, as a percentage of sales excluding fuel, decreased 14 basis points in 2010, compared to 2009.  The 2010 decrease, compared to 2009, resulted primarily from increased identical supermarket sales growth, strong cost controls at the store level and reduced utility costs.  These improvements were partially offset by increases in pension and health care expenses and credit card fees.

Rent Expense

Rent expense was $619 million in 2011, as compared to $623 million in 2010 and $620 million in 2009.  Rent expense, as a percentage of sales, was 0.68% in 2011, as compared to 0.76% in 2010 and 0.81% in 2009.  The continual decrease in rent expense, as a percentage of sales, reflects our continued emphasis on owning rather than leasing, whenever possible, a decrease in the number of leased locations and the benefit of increased supermarket sales.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.6 billion in 2011, $1.6 billion in 2010 and $1.5 billion in 2009.  The increase in depreciation expense from 2010, compared to 2009, was the result of additional depreciation on capital expenditures, including prior acquisitions and the prior purchase of leased facilities, totaling $1.9 billion in 2010.  Depreciation and amortization expense, as a percentage of sales, was 1.81% in 2011, 1.95% in 2010 and 1.99% in 2009.  The decrease in depreciation and amortization expense in 2011, compared to 2010, as a percentage of sales, is primarily the result of increasing sales.  The decrease in depreciation and amortization expense in 2010, compared to 2009, as a percentage of sales, is primarily the result of increasing sales.

Interest Expense

Net interest expense totaled $435 million in 2011, $448 million in 2010 and $502 million in 2009.  The decrease in interest expense in 2011, compared to 2010, resulted primarily from a lower weighted average interest rate and an average lower debt balance for the year, offset partially by a decrease in the benefit from interest rate swaps.  The decrease in interest expense in 2010, compared to 2009, resulted primarily from a lower weighted average interest rate, an average lower debt balance for the year and an increase in our benefit from interest rate swaps.

Income Taxes

Our effective income tax rate was 29.3% in 2011, 34.7% in 2010 and 90.4% in 2009.  The 2011 and 2010 effective tax rates differed from the federal statutory rate primarily as a result of the utilization of tax credits and favorable resolution of certain tax issues, partially offset by the effect of state income taxes.  The 2011 effective tax rate was also lower than 2010 due to the effect on pre-tax income of the UFCW consolidated pension plan charge of $953 million ($591 million after-tax).  Excluding the UFCW consolidated pension plan charge, our effective rate in 2011 would have been 33.9%.  The 2009 effective income tax rate differed from the federal statutory rate primarily because the goodwill impairment charge incurred in that year was mostly non-deductible for tax purposes.  Excluding the non-cash impairment charges, our effective rate in 2009 would have been 35.8%.  In addition, the effective tax rate for 2009 differed from the expected federal statutory rate due to the utilization of tax credits, resolution of certain tax issues and the effect of state income taxes.

COMMON SHARE REPURCHASE PROGRAM

We maintain share repurchase programs that comply with Securities Exchange Act Rule 10b5-1 and allow for the orderly repurchase of our common shares, from time to time.  We made open market purchases of Kroger common shares totaling $1.4 billion in 2011, $505 million in 2010 and $156 million in 2009 under these repurchase programs.  In addition to these repurchase programs, we also repurchase common shares to reduce dilution resulting from our employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.  We repurchased approximately $127 million in 2011, $40 million in 2010 and $62 million in 2009 of Kroger shares under the stock option program.

On March 3, 2011, the Board of Directors authorized a $1 billion share repurchase program.  On September 15, 2011, the Board of Directors authorized a new $1 billion share repurchase program that replaced the share repurchase program authorized by the Board of Directors on March 3, 2011.  As of January 28, 2012, we had $475 million remaining on the September 15, 2011 $1 billion share repurchase program.

CAPITAL EXPENDITURES

Capital expenditures, including changes in construction-in-progress payables and excluding acquisitions and the purchase of leased facilities, totaled $1.9 billion in 2011 compared to $1.9 billion in 2010 and $2.2 billion in 2009.  The decrease in capital expenditures in 2010, compared to 2009, was due to Kroger reducing the capital expenditures in our original plan in order to provide the cash flow necessary to execute our financial strategy.  Capital expenditures for the purchase of leased facilities totaled $60 million in 2011 compared to $38 million for 2010 and $164 million for 2009.  The increase in capital expenditures for the purchase of leased facilities in 2011, compared to 2010, was due to Kroger purchasing several more previously leased retail stores in 2011 compared to 2010.  The decrease in capital expenditures for the purchase of leased facilities in 2010, compared to 2009, was due to Kroger purchasing several more previously leased retail stores and one large distribution center in 2009 compared to 2010.  The table below shows our supermarket storing activity and our total food store square footage:

Supermarket Storing Activity

	2011	2010	2009
Beginning of year	2,460	2,469	2,481
Opened	10	14	14
Opened (relocation)	12	6	9
Acquired	6	4	1
Acquired (relocation)	2	—	1
Closed (operational)	(41)	(27)	(27)
Closed (relocation)	(14)	(6)	(10)

End of year	2,435	2,460	2,469

Total food store square footage (in millions)	149	149	148

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

Self-Insurance Costs

We primarily are self-insured for costs related to workers’ compensation and general liability claims.  The liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through January 28, 2012.  We establish case reserves for reported claims using case-basis evaluation of the underlying claim data and we update as information becomes known.

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

Impairments of Long-Lived Assets

We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value.  Fair value is determined based on market values or discounted future cash flows.  We record impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for disposal, we adjust the value of the property and equipment to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions.  We recognize impairment for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  We recorded asset impairments in the normal course of business totaling $37 million in 2011, $25 million in 2010 and $48 million in 2009.  Included in the 2009 amount are asset impairments recorded totaling $24 million for the Ralphs reporting unit in southern California.  We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

Goodwill

Our goodwill totaled $1.1 billion as of January 28, 2012.  We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events.  We perform reviews of each of our operating divisions and variable interest entities (collectively, our reporting units) with goodwill balances.  Fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment.  We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future.  If we identify potential for impairment, we measure the fair value of a reporting unit against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill.  We recognize goodwill impairment for any excess of the carrying value of the division’s goodwill over the implied fair value.

The annual evaluation of goodwill performed during the fourth quarter of 2011 and 2009 did not result in impairment.

The annual evaluation of goodwill performed during the fourth quarter of 2010 resulted in an impairment charge of $18 million.  Based on the results of our step one analysis in the fourth quarter of 2010, a supermarket reporting unit with a small number of stores indicated potential impairment.  Due to estimated future expected cash flows being lower than in the past, our estimated fair value of the reporting unit decreased.  We concluded that the carrying value of goodwill for this reporting unit exceeded its implied fair value, resulting in a pre-tax impairment charge of $18 million ($12 million after-tax).  In 2009, we disclosed that a 10% reduction in fair value of this supermarket reporting unit would indicate a potential for impairment.  Subsequent to the impairment, no goodwill remains at this reporting unit.

In the third quarter of 2009, our operating performance suffered due to deflation and intense competition.  During the third quarter of 2009, based on revised forecasts for 2009 and the initial results of our annual budget process of the supermarket reporting units, management believed that there were circumstances evident to warrant impairment testing of these reporting units.  In the third quarter of 2009, we did not test the variable interest entities with recorded goodwill for impairment as no triggering event occurred.  Based on the results of our step one analysis in the third quarter of 2009, the Ralphs reporting unit in Southern California was the only reporting unit for which there was a potential impairment.  In 2009, the operating performance of the Ralphs reporting unit was significantly affected by the economic conditions at the time and responses to competitive actions in Southern California.  As a result of this decline in current and future expected cash flows, along with comparable fair value information, management concluded that the carrying value of goodwill for the Ralphs reporting unit exceeded its implied fair value, resulting in a pre-tax impairment charge of $1,113 ($1,036 after-tax).  Subsequent to the impairment, no goodwill remains at the Ralphs reporting unit.  Management used an equal weighting of discounted cash flows and a sales-weighted EBITDA multiple to estimate fair value.  The discounted cash flows assumed long-term sales growth rates comparable to historical performance and a discount rate of 11%.  In addition, the EBITDA multiples observed in the marketplace declined since those used in the January 31, 2009 assessment.  Based on current and future expected cash flows, the Company believes additional goodwill impairments are not reasonably likely.

For additional information relating to our results of the goodwill impairment reviews performed during 2011, 2010 and 2009 see Note 2 to the Consolidated Financial Statements.

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

The objective of our discount rate assumptions was intended to reflect the rates at which the pension benefits could be effectively settled.  In making this determination, we take into account the timing and amount of benefits that would be available under the plans. Our methodology for selecting the discount rates as of year-end 2011 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity.  Benefit cash flows due in a particular year can theoretically be “settled” by “investing” them in the zero-coupon bond that matures in the same year.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 4.55% and 4.40% discount rates as of year-end 2011 for pension and other benefits, respectively, represent the equivalent single rates constructed under a broad-market AA yield curve.  We utilized a discount rate of 5.60% and 5.40% for year-end 2010 for pension and other benefits, respectively.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of January 28, 2012, by approximately $406 million.

To determine the expected rate of return on pension plan assets, we consider current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.  For 2011 and 2010, we assumed a pension plan investment return rate of 8.5%.  Our pension plan’s average rate of return was 7.2% for the 10 calendar years ended December 31, 2011, net of all investment management fees and expenses.  The value of all investments in our Company-sponsored defined benefit pension plans during the calendar year ending December 31, 2011, net of investment management fees and expenses, increased 1.6%.  For the past 20 years, our average annual rate of return has been 9.4%.  The average annual return for the S&P 500 over the same period of time has been 8.7%.  Based on the above information and forward looking assumptions for investments made in a manner consistent with our target allocations, we believe an 8.5% rate of return assumption is reasonable.  See Note 13 to the Consolidated Financial Statements for more information on the asset allocations of pension plan assets.

Sensitivity to changes in the major assumptions used in the calculation of Kroger’s pension plan liabilities for the qualified plans is illustrated below (in millions).

	Percentage Point Change	Projected Benefit Obligation Decrease/(Increase)	Expense Decrease/(Increase)
Discount Rate	+/- 1.0%	$406/(494)	$30/($34)
Expected Return on Assets	+/- 1.0%	—	$25/($25)

We contributed $52 million in 2011, $141 million in 2010 and $265 million in 2009 to our Company-sponsored defined benefit pension plans.  Although we are not required to make cash contributions to our Company-sponsored defined benefit pension plans during 2012, we expect to contribute approximately $75 million to these plans in 2012.  Additional contributions may be made if required under the Pension Protection Act to avoid any benefit restrictions.  We expect any contributions made during 2012 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any contributions.

We contributed and expensed $130 million in 2011, $119 million in 2010 and $115 million in 2009 to employee 401(k) retirement savings accounts.  The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, plan compensation, and length of service.

Multi-Employer Pension Plans

We also contribute to various multi-employer pension plans based on obligations arising from collective bargaining agreements.  These plans provide retirement benefits to participants based on their service to contributing employers.  The benefits are paid from assets held in trust for that purpose.  Trustees are appointed in equal number by employers and unions.  The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

In the fourth quarter of 2011, we entered into a memorandum of understanding (“MOU”) with 14 locals of the UFCW that participated in four multi-employer pension funds.  The MOU established a process that amended each of the collective bargaining agreements between Kroger and the UFCW locals under which we made contributions to these funds and consolidated the four multi-employer pension funds into one multi-employer pension fund.

Under the terms of the MOU, the locals of the UFCW agreed to a future pension benefit formula through 2021.  We were designated as the named fiduciary of the new consolidated plan with sole investment authority over its assets.  We committed to contribute sufficient funds to cover the actuarial cost of current accruals and to fund the pre-consolidation Unfunded Actuarial Accrued Liability (“UAAL”) that existed as of December 31, 2011, in a series of installments on or before March 31, 2018.  At January 1, 2012, the UAAL was estimated to be $911 million (pre-tax).  In accordance with GAAP, we expensed $911 million in 2011 related to the UAAL.  The expense was based on a preliminary estimate of the contractual commitment.  As the estimate is updated, we may incur additional expense.  We do not expect any adjustments to be material.  In the fourth quarter of 2011, we contributed $650 million to the consolidated multi-employer pension plan of which $600 million was allocated to the UAAL and $50 million was allocated to service and interest costs and expensed in 2011.  Future contributions will be dependent, among other things, on the investment performance of assets in the plan.  The funding commitments under the MOU replace the prior commitments under the four existing funds to pay an agreed upon amount per hour worked by eligible employees.

We recognize expense in connection with these plans as contributions are funded or, in the case of the UFCW consolidated pension plan, when commitments are made, in accordance with GAAP.  We made cash contributions to these plans of $946 million in 2011, $262 million in 2010 and $233 million in 2009.  The cash contributions for 2011 include the Company’s $650 million contribution to the UFCW consolidated pension plan in the fourth quarter of 2011.

Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in most of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits.  We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2011.  Because Kroger is only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of Kroger’s contributions to the total of all contributions to these plans in a year as a way of assessing Kroger’s “share” of the underfunding. Nonetheless, the underfunding is not a direct obligation or liability of Kroger or of any employer except as noted above.  As of December 31, 2011, we estimate that Kroger’s share of the underfunding of multi-employer plans to which Kroger contributes was $2.3 billion, pre-tax, or $1.4 billion, after-tax.  This represents a decrease in the estimated amount of underfunding of approximately $280 million, pre-tax, or $175 million, after-tax, as of December 31, 2011, compared to December 31, 2010.  The December 31, 2011 estimate of our underfunding includes the effect of our $650 million contribution to the UFCW consolidated pension plan made in January 2012.  The decrease in the amount of underfunding is attributable to the Company’s $650 million contribution to the UFCW consolidated pension plan, partially offset by increases in underfunded amounts in other plans.  Our estimate is based on the most current information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.

We have made and disclosed this estimate not because, except as noted above, this underfunding is a direct liability of Kroger.  Rather, we believe the underfunding is likely to have important consequences.  In 2011, excluding the $650 million contribution to our UFCW consolidated pension plan, our contributions to these plans increased approximately 13% over the prior year and have grown at a compound annual rate of approximately 9% since 2006.  In 2012, we expect to contribute approximately $240 million to our multi-employer pension plans, subject to collective bargaining and capital market conditions.  This amount reflects a contribution decrease due to the UFCW consolidated pension plan.  Based on current market conditions, we expect meaningful increases in funding and in expense as a result of increases in multi-employer pension plan contributions over the next few years.  Finally, underfunding means that, in the event we were to exit certain markets or otherwise cease making contributions to these funds, we could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.

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

See Note 14 to the Consolidated Financial Statements for more information relating to our participation in these multi-employer pension plans.

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

Various taxing authorities periodically audit our income tax returns.  These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, we record allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 28, 2012, the most recent examination concluded by the Internal Revenue Service covered the years 2005 through 2007.

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

Inventories

Inventories are stated at the lower of cost (principally on a LIFO basis) or market.  In total, approximately 97% of inventories were valued using the LIFO method in both 2011 and 2010. Cost for the balance of the inventories was determined using the FIFO method.  Replacement cost was higher than the carrying amount by $1.0 billion at January 28, 2012, and by $827 million at January 29, 2011.  We follow the Link-Chain, Dollar-Value LIFO method for purposes of calculating our LIFO charge or credit.

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

Vendor Allowances

We recognize all vendor allowances as a reduction in merchandise costs when the related product is sold.  In most cases, vendor allowances are applied to the related product cost by item, and therefore reduce the carrying value of inventory by item.  When it is not practicable to allocate vendor allowances to the product by item, we recognize vendor allowances as a reduction in merchandise costs based on inventory turns and as the product is sold.  We recognized approximately $5.9 billion in 2011, $6.4 billion in 2010 and $5.7 billion in 2009 of vendor allowances as a reduction in merchandise costs.  We recognized approximately95% of all vendor allowances in the item cost with the remainder being based on inventory turns.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.7 billion of cash from operations in 2011, compared to $3.4 billion in 2010 and $2.9 billion in 2009.  The cash provided by operating activities came from net earnings including noncontrolling interests adjusted primarily for non-cash expenses of depreciation and amortization, the LIFO charge, the goodwill impairment charge, and changes in working capital.  The decrease in net cash provided by operating activities in 2011, compared to 2010, was primarily due to the decline in net earnings including noncontrolling interests due to the UFCW consolidated pension plan charge.  Changes in working capital also provided (used) cash from operating activities of ($300) million in 2011, compared to $698 million in 2010 and ($83) million in 2009.  The decrease in cash provided by changes in working capital for 2011, compared to 2010, was primarily due to an increase in inventories, offset partially by increases in trade accounts payable and accrued expenses.  In addition, the decrease in net cash provided by operating activities in 2011, compared to 2010, was partially offset by an increase in other long-term liabilities for our remaining estimated commitment for the UAAL in excess of the cash contribution.  The change in working capital for 2010, compared to 2009, was primarily due to increases in trade accounts payable and accrued expenses and a decrease in prepaid expenses.  In addition, the increase in net cash provided by operating activities in 2010, compared to 2009, was partially offset by a decrease in other long-term liabilities.  Prepaid expenses decreased in 2010, compared to 2009, due to Kroger not prefunding $300 million of employee benefits in 2010.  These amounts are also net of cash contributions to our Company-sponsored defined benefit pension plans totaling $52 million in 2011, $141 million in 2010, and $265 million in 2009.

The amount of cash paid for income taxes decreased in 2011, compared to 2010, primarily due to the decrease in net earnings including noncontrolling interests and from the bonus depreciation deductions allowed by the 2010 Tax Relief Act for property placed into service in 2011.  The amount of cash paid for income taxes increased in 2010, compared to 2009, due to reversals of temporary differences in 2010 and overpayments being applied to 2009 income taxes.

Net cash used by investing activities

Cash used by investing activities was $1.9 billion in 2011, compared to $2.0 billion in 2010 and $2.3 billion in 2009.  The amount of cash used by investing activities decreased in 2011, compared to 2010, due to decreased payments for other investing activities, offset partially by increased payments for acquisitions.  The amount of cash used by investing activities decreased in 2010, compared to 2009, due primarily to decreased payments on capital expenditures.  Capital expenditures, including changes in construction-in-progress payables and excluding acquisitions, were $1.9 billion in 2011, $1.9 billion in 2010, and $2.3 billion in 2009.  Refer to the Capital Expenditures section for an overview of our supermarket storing activity during the last three years.

Net cash used by financing activities

Financing activities used $1.4 billion of cash in 2011, compared to $1.0 billion in 2010 and $434 million in 2009.  The increase in the amount of cash used for financing activities in 2011, compared to 2010, was primarily related to the increased payments for treasury stock purchases, partially offset by increased borrowings under our commercial paper program.  The increase in the amount of cash used for financing activities in 2010, compared to 2009, was primarily related to the increased payments on long-term debt and treasury stock repurchases, decreased proceeds from the issuance of long-term debt, and an investment in the remaining interest of a variable interest entity, partially offset by decreased payments on the credit facility.  We repurchased $1.5 billion of Kroger common shares in 2011, compared to $545 million in 2010 and $218 million in 2009.  We paid dividends totaling $257 million in 2011, $250 million in 2010 and $238 million in 2009.

Debt Management

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $273 million to $8.2 billion as of year-end 2011, compared to year-end 2010.  The increase in 2011, compared to 2010, resulted from increased net borrowings of commercial paper of $370 million and the issuance of $450 million of senior notes bearing an interest rate of 2.20%, offset by the payment at maturity of our $478 million of senior notes bearing an interest rate of 6.80%.  Total debt decreased $164 million to $7.9 billion as of year-end 2010, compared to year-end 2009.  The decrease in 2010, compared to 2009, resulted from the payment at maturity of our $500 million of senior notes bearing an interest rate of 8.05%, offset by the issuance of $300 million of senior notes bearing an interest rate of 5.40%.  As of January 28, 2012, our cash and temporary cash investments were $188 million compared to $825 million as of January 29, 2011.  This decrease was primarily due to the payment at maturity of our $478 million of senior notes, our $650 million UFCW consolidated pension plan contribution and the increased share repurchase activity noted above, partially offset by the borrowing of commercial paper and the issuance of our $450 million of senior notes described above.

Our total debt balances were also affected by our prefunding of employee benefit costs and by the mark-to-market adjustments necessary to record fair value interest rate hedges on our fixed rate debt.  In 2009, we prefunded employee benefit costs of $300 million.  The mark-to-market adjustments increased the carrying value of our debt by $24 million in 2011 and $57 million in both 2010 and 2009.

Liquidity Needs

We estimate our liquidity needs over the next twelve month period to be approximately $3.6 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments, and scheduled principal payments of debt, offset by cash and temporary cash investments on hand at the end of fiscal year 2011.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.3 billion of debt due in the next twelve months, which is included in the $3.6 billion in estimated liquidity needs.  We expect to refinance this debt on favorable terms based on our past experience.  If necessary, we believe we can also fund future scheduled principal payments of long-term debt from our cash flows from operating activities.  We also currently do not expect to purchase our common shares at the levels we did in 2011.  We used our commercial paper program toward the end of 2011 to fund our common share purchases.  We expect our contributions to the UFCW consolidated pension plan to significantly decrease in future periods.  We may use our commercial paper program to fund debt maturities in 2012 but do not expect to use the program permanently.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

Factors Affecting Liquidity

We can currently borrow on a daily basis approximately $1 billion under our commercial paper (“CP”) program.  At January 28, 2012, we had $370 million of CP borrowings outstanding.  CP borrowings are backed by our credit facility, and reduce the amount we can borrow under the credit facility.  If our short-term credit ratings fall, the ability to borrow under our current CP program could be adversely affected for a period of time and increase our interest cost on daily borrowings under our CP program.  This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity.  However, in the event of a ratings decline, we do not anticipate that our borrowing capacity under our CP program would be any lower than $500 million on a daily basis.  Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost on borrowings under the credit facility could be affected by an increase in our Leverage Ratio.

Our credit facility requires the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”).  A failure to maintain our financial covenants would impair our ability to borrow under the credit facility. These financial covenants and ratios are described below:

•

Our Leverage Ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the credit facility) was 1.85 to 1 as of January 28, 2012.  If this ratio were to exceed 3.50 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired. In addition, our Applicable Margin on borrowings is determined by our Leverage Ratio.

•

Our Fixed Charge Coverage Ratio (the ratio of Consolidated EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facility) was 4.42 to 1 as of January 28, 2012.  If this ratio fell below 1.70 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

Consolidated EBITDA, as defined in our credit facility, includes an adjustment for unusual gains and losses including our UFCW consolidated pension plan charge in 2011.  Our credit agreement is more fully described in Note 5 to the Consolidated Financial Statements.  We were in compliance with our financial covenants at year-end 2011.

The tables below illustrate our significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of January 28, 2012 (in millions of dollars):

	2012	2013	2014	2015	2016	Thereafter	Total
Contractual Obligations (1) (2)
Long-term debt(3)	$1,275	$1,514	$374	$517	$463	$3,600	$7,743
Interest on long-term debt (4)	414	350	284	268	248	2,145	3,709
Capital lease obligations	59	49	45	40	36	202	431
Operating lease obligations	725	683	630	563	497	2,197	5,295
Low-income housing obligations	6	4	1	—	—	—	11
Financed lease obligations	13	13	13	13	13	133	198
Self-insurance liability (5)	197	123	83	53	26	47	529
Construction commitments	225	—	—	—	—	—	225
UFCW consolidated pension plan commitment	—	—	—	—	7	304	311
Purchase obligations	645	94	24	19	12	14	808

Total	$3,559	$2,830	$1,454	$1,473	$1,302	$8,642	$19,260

Other Commercial Commitments
Standby letters of credit	$210	$—	$—	$—	$—	$—	$210
Surety bonds	298	—	—	—	—	—	298
Guarantees	6	—	—	—	—	—	6

Total	$514	$—	$—	$—	$—	$—	$514

(1)                       The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $75 million in 2011. This table also excludes contributions under various multi-employer pension plans, which totaled $946 million in 2011, including our $650 million contribution to the UFCW consolidated pension plan.

(2)                       The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.

(3)                       As of January 28, 2012, we had $370 million of borrowings of commercial paper and no borrowings under our credit agreement and money market lines.

(4)                       Amounts include contractual interest payments using the interest rate as of January 28, 2012, and stated fixed and swapped interest rates, if applicable, for all other debt instruments.

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

As of January 28, 2012, we maintained a $2 billion (with the ability to increase by $500 million), unsecured revolving credit facility that, unless extended, terminates on January 25, 2017.  We amended the credit agreement subsequent to year-end 2011 to update our covenants for the exclusion of the UFCW consolidated pension plan charge.  All other terms remained the same.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained two uncommitted money market lines totaling $75 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of January 28, 2012, we had $370 million of borrowings of commercial paper and no borrowings under our credit agreement and money market lines.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $19 million as of January 28, 2012.

In addition to the available credit mentioned above, as of January 28, 2012, we had authorized for issuance $1.6 billion of securities under a shelf registration statement filed with the SEC and effective on December 15, 2010.

We also maintain surety bonds related primarily to our self-insured workers’ compensation claims.  These bonds are required by most states in which we are self-insured for workers’ compensation and are placed with third-party insurance providers to insure payment of our obligations in the event we are unable to meet our claim payment obligations up to our self-insured retention levels.   These bonds do not represent liabilities of Kroger, as we already have reserves on our books for the claims costs.  Market changes may make the surety bonds more costly and, in some instances, availability of these bonds may become more limited, which could affect our costs of, or access to, such bonds.  Although we do not believe increased costs or decreased availability would significantly affect our ability to access these surety bonds, if this does become an issue, we would issue letters of credit, in states where allowed, against our credit facility to meet the state bonding requirements.  This could increase our cost and decrease the funds available under our credit facility.

We have guaranteed half of the indebtedness of two real estate entities in which we have a 50% ownership interest.  Our share of the responsibility for this indebtedness, should the entities be unable to meet their obligations, totals approximately $6 million.  Based on the covenants underlying this indebtedness as of January 28, 2012, we believe that it is unlikely that we will be responsible for repayment of these obligations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the FASB amended its standards related to the testing of goodwill for impairment.  The objective of this amendment is to simplify the annual goodwill impairment evaluation process.  The amendment provides entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value.  The new rules are effective for interim and annual periods beginning after December 15, 2011; however, entities were permitted to adopt the standards early.  We did not adopt these standards early for our 2011 goodwill impairment testing process.  Because the measurement of a potential impairment loss has not changed, the amended standards will not have an effect on our Consolidated Financial Statements.

In June 2011, the FASB amended its rules regarding the presentation of comprehensive income.  The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new rules were to become effective for interim and annual periods beginning after December 15, 2011.  In December 2011, the FASB deferred certain aspects of this standard beyond the December 15, 2011 effective date, specifically the provisions dealing with reclassification adjustments.  Because the standards only affect the display of comprehensive income and do not affect what is included in comprehensive income, the standards will not have a material effect on our Consolidated Financial Statements.

In May 2011, the FASB amended its standards related to fair value measurements and disclosures.  The objective of the amendment is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards.  This amendment primarily changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  In addition, the amendment clarified the FASB’s intent about the application of existing fair value measurement requirements.  The new standard also requires additional disclosures related to fair value measurements categorized within Level 3 of the fair value hierarchy and requires disclosure of the categorization in the hierarchy for items that are not recorded at fair value but as to which fair value is required to be disclosed.  The new rules became effective for interim and annual periods beginning after December 15, 2011.  While we are still finalizing our evaluation of the effect of this amended standard on our Consolidated Financial Statements, we believe this new standard will not have a material effect on our Consolidated Financial Statements.

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

•

We expect net earnings per diluted share in the range of $2.28-$2.38 for 2012. This guidance assumes the benefit of the 53rd week, a lower expected LIFO charge, the benefit of our share buyback program during 2011, the benefit from the pension plan consolidation and the benefit from transfers of prescriptions to our stores from customers that previously used a former third party pharmacy provider to obtain their Express Scripts benefits.

•

We expect identical supermarket sales growth, excluding fuel sales, of 3.0%-3.5% in 2012. This guidance contemplates the effect of several brand prescription drugs coming off patent during 2012, which will reduce sales because generic equivalents have a lower retail price.

•

Our business model is designed to produce annual earnings per diluted share growth on average of 6.0% to 8.0% over a rolling three to five year time horizon. Including our dividend, our business model is designed to generate total shareholder return on average of 8.0% to 10.0% over a rolling three to five year time period. In 2012, annual earnings per diluted share growth are expected to be higher than this due to a combination of the benefit of the 53rd week, a lower expected LIFO charge, the benefit of our share buyback program during 2011, the benefits from the pension plan consolidation and the benefit from Express Scripts prescription transfers.

•

For 2012, we intend to continue to focus on improving sales growth, in accordance with our Customer 1st strategy, by making investments in gross margin and customer shopping experiences. We expect to finance these investments primarily with operating cost reductions. We expect FIFO non-fuel operating margins for 2012 to expand slightly compared to 2011, excluding the UFCW consolidated pension plan charge in 2011.

•	For 2012, we expect our annualized LIFO charge to be approximately $140 million to $190 million. This forecast is based on estimated cost changes for products in our inventory.

•	For 2012, we expect interest expense to be approximately $450 million.

•

We plan to use cash flow primarily for capital investments, to maintain our current debt coverage ratios, to pay cash dividends, and to repurchase stock. As market conditions change, we re-evaluate these uses of cash flow.

•	We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•

Capital expenditures reflect our strategy of growth through expansion, as well as focusing on productivity increases from our existing store base through remodels.  In addition, we intend to continue our emphasis on self-development and ownership of real estate, and logistics and technology improvements.  The continued capital spending in technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and should reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investments for 2012 to be in the range of $1.9-$2.2 billion, excluding acquisitions and purchases of leased facilities.  We expect total food store square footage to grow approximately 1.3%-1.5% before acquisitions and operational closings.

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

•	We expect that our effective tax rate for 2012 will be approximately 36.5%, excluding the effect of the resolution of any tax issues.

•	We expect rent expense, as a percentage of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•

We believe that in 2012 there will be opportunities to reduce our operating costs in such areas as administration, productivity improvements, shrink, warehousing and transportation.  We intend to invest most of these savings in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•

Although we are not required to make cash contributions to the Company-sponsored defined benefit pension plans during 2012, we expect to contribute approximately $75 million to these plans in 2012.  We expect any elective contributions made during 2012 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.  We expect 2012 expense for Company-sponsored defined benefit pension plans to be approximately $90 million.  In addition, we expect 401(k) Retirement Savings Account Plan cash contributions and expense from automatic and matching contributions to participants to increase slightly in 2012, compared to 2011.

•

We expect to contribute approximately $240 million to multi-employer pension plans in 2012, subject to collective bargaining.  In addition, we expect meaningful increases in expense as a result of increases in multi-employer pension plan contributions over the next few years.

•	We do not anticipate additional goodwill impairments in 2012.

•

We have various labor agreements that will be renegotiated in 2012, covering store employees in Memphis, Las Vegas, Dayton and Columbus, Ohio, Indianapolis, Louisville, Nashville, Phoenix and Portland.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions.  A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.  In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations.

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

•

Our ability to achieve sales and earnings goals may be affected by: labor negotiations or disputes; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that increased fuel costs have on consumer spending; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; the effect of brand prescription drugs going off patent; our ability to obtain additional pharmacy sales from third party payors such as Express Scripts; the benefits that we receive from the consolidation of the UFCW pension plans and the success of our future growth plans. Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above.

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

•

The actual amount of automatic and matching cash contributions to our 401(k) Retirement Savings Account Plan will depend on the number of participants, savings rate, compensation as defined by the plan, and length of service of participants.

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

As of January 28, 2012, we maintained 18 interest rate swap agreements, with notional amounts totaling $1.6 billion, to manage our exposure to changes in the fair value of our fixed rate debt resulting from interest rate movements by effectively converting a portion of our debt from fixed to variable rates.  These agreements mature at varying times between April 2012 and April 2013, and coincide with our scheduled debt maturities.  The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements as an adjustment to interest expense.  These interest rate swap agreements are being accounted for as fair value hedges.  As of January 28, 2012, other long-term assets totaling $25 million were recorded to reflect the fair value of these agreements, primarily offset by increases in the fair value of the underlying debt.  We have unamortized proceeds from nine interest rate swaps once classified as fair value hedges totaling approximately $5 million.  The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining term of the debt.

As of January 28, 2012, we maintained 24 forward-starting interest rate swap agreements with maturity dates between May 2012 and April 2013 with an aggregate notional amount totaling $1.2 billion.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  We entered into the forward-starting interest rate swaps in order to lock in fixed interest rates on our forecasted issuances of debt in fiscal years 2012 and 2013.  The fixed interest rates for these forward-starting interest rate swaps range from 2.15% to 3.26%.  The variable rate component of the forward-starting interest rate swaps is 3 month LIBOR.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of January 28, 2012, the fair value of the interest rates swaps was recorded in other long term liabilities for $41 million and accumulated other comprehensive loss for $26 million net of tax.

In addition, in 2005, we entered into three forward-starting interest rate swap agreements with a notional amount totaling $750 million.  We entered into the forward-starting interest rate swaps in order to lock into fixed interest rates on forecasted issuances of debt in 2007 and 2008.  In 2007, we terminated two of these forward-starting interest rate swaps with a notional amount of $500 million.  In 2008, we terminated the remaining forward interest rate swap with a notional amount of $250 million.  As of January 28, 2012, the unamortized payments and proceeds of $5 million ($3 million net of tax) on these terminated forward-starting interest rate swaps have been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedge relates are made.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines described above.  The guidelines may change as our business needs dictate.

The tables below provide information about our interest rate derivatives classified as fair value hedges and underlying debt portfolio as of January 28, 2012 and January 29, 2011.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, and the average outstanding notional amounts of interest rate derivatives classified as fair value hedges as of January 28, 2012 and January 29, 2011.  Interest rates reflect the weighted average rate for the outstanding instruments.  The variable component of each interest rate derivative and the variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of January 28, 2012 and January 29, 2011.  The Fair-Value column includes the fair-value of our debt instruments and interest rate derivatives classified as fair value hedges as of January 28, 2012 and January 29, 2011.  Refer to Notes 5, 6 and 7 to the Consolidated Financial Statements.

	January 28, 2012 Expected Year of Maturity
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(in millions)
Debt
Fixed rate	$(850)	$(1,510)	$(308)	$(508)	$(460)	$(3,519)	$(7,155)	$(8,148)
Average interest rate	6.02%	5.96%	5.95%	6.10%	6.47%	6.74%
Variable rate	$(425)	$(4)	$(66)	$(9)	$(3)	$(81)	$(588)	$(552)
Average interest rate	0.88%	0.89%	0.72%	0.25%	0.32%	0.41%

	January 28, 2012 Average Notional Amounts Outstanding						January 28, 2012	January 28, 2012 Fair
	2012	2013	2014	2015	2016	Thereafter	Total	Value
	(in millions)
Interest Rate Derivatives Classified as Fair Value Hedges
Fixed to variable	$1,067	$78	$—	$—	$—	$—	$1,625	$25
Average pay rate	3.38%	2.76%	—	—	—	—
Average receive rate	5.51%	5.00%	—	—	—	—

	January 29, 2011 Expected Year of Maturity
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(In millions)
Debt
Fixed rate	$(491)	$(850)	$(1,509)	$(308)	$(507)	$(3,528)	$(7,193)	$(7,950)
Average interest rate	6.34%	6.30%	6.29%	6.36%	6.56%	6.87%
Variable rate	$(58)	$(55)	$(11)	$—	$(9)	$(108)	$(241)	$(241)
Average interest rate	2.46%	1.23%	2.11%	2.16%	3.57%	4.04%

	January 29, 2011 Average Notional Amounts Outstanding						January 29, 2011	January 29, 2011 Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value
	(In millions)
Interest Rate Derivatives
Fixed to variable	$1,625	$1,067	$78	$—	$—	$—	$1,625	$45
Average pay rate	3.83%	3.67%	3.98%	—	—	—
Average receive rate	5.87%	5.51%	5.00%	—	—	—

Based on our year-end 2011 variable rate debt levels, a 10 percent change in interest rates would be immaterial.  See Note 6 to the Consolidated Financial Statements for further discussion of derivatives and hedging policies.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of

The Kroger Co.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareowners’ equity present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 27, 2012

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

	January 28,	January 29,
(In millions, except par values)	2012	2011
ASSETS
Current assets
Cash and temporary cash investments	$188	$825
Deposits in-transit	786	666
Receivables	949	845
FIFO inventory	6,157	5,793
LIFO reserve	(1,043)	(827)
Prepaid and other current assets	288	319
Total current assets	7,325	7,621

Property, plant and equipment, net	14,464	14,147
Goodwill	1,138	1,140
Other assets	549	597

Total Assets	$23,476	$23,505

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,315	$588
Trade accounts payable	4,329	4,227
Accrued salaries and wages	1,056	888
Deferred income taxes	190	220
Other current liabilities	2,215	2,147
Total current liabilities	9,105	8,070

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	6,826	7,247
Adjustment related to fair-value of interest rate hedges	24	57
Long-term debt including obligations under capital leases and financing obligations	6,850	7,304

Deferred income taxes	647	750
Pension and postretirement benefit obligations	1,393	946
Other long-term liabilities	1,515	1,137

Total Liabilities	19,510	18,207

Commitments and contingencies (see Note 11)

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 1,000 shares authorized; 959 shares issued in 2011 and 2010	959	959
Additional paid-in capital	3,427	3,394
Accumulated other comprehensive loss	(844)	(550)
Accumulated earnings	8,571	8,225
Common stock in treasury, at cost, 398 shares in 2011 and 339 shares in 2010	(8,132)	(6,732)

Total Shareowners’ Equity — The Kroger Co.	3,981	5,296
Noncontrolling interests	(15)	2

Total Equity	3,966	5,298

Total Liabilities and Equity	$23,476	$23,505

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

(In millions, except per share amounts)	2011 (52 weeks)	2010 (52 weeks)	2009 (52 weeks)
Sales	$90,374	$82,049	$76,609
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	71,494	63,803	58,848
Operating, general and administrative	15,345	13,823	13,412
Rent	619	623	620
Depreciation and amortization	1,638	1,600	1,525
Goodwill impairment charge	—	18	1,113

Operating Profit	1,278	2,182	1,091
Interest expense	435	448	502

Earnings before income tax expense	843	1,734	589
Income tax expense	247	601	532

Net earnings including noncontrolling interests	596	1,133	57
Net earnings (loss) attributable to noncontrolling interests	(6)	17	(13)

Net earnings attributable to The Kroger Co.	$602	$1,116	$70

Net earnings attributable to The Kroger Co. per basic common share	$1.01	$1.75	$0.11

Average number of common shares used in basic calculation	590	635	647

Net earnings attributable to The Kroger Co. per diluted common share	$1.01	$1.74	$0.11

Average number of common shares used in diluted calculation	593	638	650

Dividends declared per common share	$0.44	$0.40	$0.37

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

(In millions)	2011 (52 weeks)	2010 (52 weeks)	2009 (52 weeks)
Cash Flows From Operating Activities:
Net earnings including noncontrolling interests	$596	$1,133	$57
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,638	1,600	1,525
Goodwill impairment charge	—	18	1,113
Asset impairment charge	37	25	48
LIFO charge	216	57	49
Stock-based employee compensation	81	79	83
Expense for Company-sponsored pension plans	70	65	31
Deferred income taxes	31	37	222
Other	8	8	53
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(120)	(12)	(23)
Inventories	(361)	(88)	(45)
Receivables	(63)	(11)	(21)
Prepaid expenses	52	290	(51)
Trade accounts payable	82	315	54
Accrued expenses	216	71	(46)
Income taxes receivable and payable	(106)	133	49
Contribution to Company-sponsored pension plans	(52)	(141)	(265)
Other	333	(213)	89

Net cash provided by operating activities	2,658	3,366	2,922

Cash Flows From Investing Activities:
Payments for capital expenditures	(1,898)	(1,919)	(2,297)
Proceeds from sale of assets	51	55	20
Payments for acquisitions	(51)	(7)	(36)
Other	(10)	(90)	(14)

Net cash used by investing activities	(1,908)	(1,961)	(2,327)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	453	381	511
Payments on long-term debt	(547)	(553)	(432)
Borrowings (payments) on credit facility	370	—	(129)
Proceeds from issuance of capital stock	118	29	51
Treasury stock purchases	(1,547)	(545)	(218)
Dividends paid	(257)	(250)	(238)
Investment in the remaining interest of a variable interest entity	—	(86)	—
Other	23	20	21

Net cash used by financing activities	(1,387)	(1,004)	(434)

Net increase (decrease) in cash and temporary cash investments	(637)	401	161

Cash and temporary cash investments:
Beginning of year	825	424	263
End of year	$188	$825	$424

Reconciliation of capital expenditures:
Payments for capital expenditures	$(1,898)	$(1,919)	$(2,297)
Changes in construction-in-progress payables	(60)	22	(18)

Total capital expenditures	$(1,958)	$(1,897)	$(2,315)

Disclosure of cash flow information:
Cash paid during the year for interest	$457	$486	$542
Cash paid during the year for income taxes	$296	$664	$130

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY

Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

			Additional			Accumulated Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 31, 2009	955	$955	$3,266	306	$(6,039)	$(495)	$7,538	$95	$5,320
Issuance of common stock:
Stock options exercised	3	3	54	—	(6)	—	—	—	51
Restricted stock issued	—	—	(59)	(1)	42	—	—	—	(17)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	8	(156)	—	—	—	(156)
Stock options exchanged	—	—	—	3	(62)	—	—	—	(62)
Tax detriments from exercise of stock options	—	—	(2)	—	—	—	—	—	(2)
Share-based employee compensation	—	—	83	—	—	—	—	—	83
Other comprehensive loss net of income tax of $(58)	—	—	—	—	—	(98)	—	—	(98)
Other	—	—	19	—	(17)	—	(3)	(8)	(9)
Cash dividends declared ($0.37 per common share)	—	—	—	—	—	—	(241)	—	(241)
Net earnings (loss) including noncontrolling interests	—	—	—	—	—	—	70	(13)	57

Balances at January 30, 2010	958	$958	$3,361	316	$(6,238)	$(593)	$7,364	$74	$4,926
Issuance of common stock:
Stock options exercised	1	1	9	(1)	19	—	—	—	29
Restricted stock issued	—	—	(54)	(1)	37	—	—	—	(17)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	24	(505)	—	—	—	(505)
Stock options exchanged	—	—	—	1	(40)	—	—	—	(40)
Investment in the remaining interest of a variable interest entity net of income tax of $(14)	—	—	(8)	—	—	—	—	(67)	(75)
Share-based employee compensation	—	—	79	—	—	—	—	—	79
Other comprehensive gain net of income tax of $26	—	—	—	—	—	43	—	—	43
Other	—	—	7	—	(5)	—	—	(22)	(20)
Cash dividends declared ($0.40 per common share)	—	—	—	—	—	—	(255)	—	(255)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,116	17	1,133

Balances at January 29, 2011	959	$959	$3,394	339	$(6,732)	$(550)	$8,225	$2	$5,298
Issuance of common stock:
Stock options exercised	—	—	—	(5)	118	—	—	—	118
Restricted stock issued	—	—	(55)	(2)	34	—	—	—	(21)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	61	(1,420)	—	—	—	(1,420)
Stock options exchanged	—	—	—	5	(127)	—	—	—	(127)
Share-based employee compensation	—	—	81	—	—	—	—	—	81
Other comprehensive loss net of income tax of $(167)	—	—	—	—	—	(294)	—	—	(294)
Other	—	—	7	—	(5)	—	—	(11)	(9)
Cash dividends declared ($0.44 per common share)	—	—	—	—	—	—	(256)	—	(256)
Net earnings (loss) including noncontrolling interests	—	—	—	—	—	—	602	(6)	596

Balances at January 28, 2012	959	$959	$3,427	398	$(8,132)	$(844)	$8,571	$(15)	$3,966

Comprehensive income:

	2011	2010	2009
Net earnings including noncontrolling interests	$596	$1,133	$57
Unrealized loss on cash flow hedging activities, net of income tax of $(15) in 2011	(26)	—	—
Unrealized gain on available for sale securities, net of income tax of $1 in 2011 and $4 in 2010	2	5	—
Amortization of unrealized gains and losses on hedging activities, net of income tax of $1 in 2011, 2010 and 2009	1	2	2
Change in pension and other postretirement defined benefit plans, net of income tax of $(154) in 2011, $21 in 2010 and $(59) in 2009	(271)	36	(100)

Comprehensive income (loss)	302	1,176	(41)
Comprehensive income (loss) attributable to noncontrolling interests	(6)	17	(13)

Comprehensive income (loss) attributable to The Kroger Co.	$308	$1,159	$(28)

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

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of January 28, 2012, the Company was one of the largest retailers in the United States based on annual sales.  The Company also manufactures and processes food for sale by its supermarkets.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and the Variable Interest Entities (“VIEs”) in which the Company is the primary beneficiary.  Significant intercompany transactions and balances have been eliminated.

Certain revenue transactions previously reported in sales and merchandise costs in the Consolidated Statements of Operations are now reported within operating, general and administrative expense as of January 30, 2011.  Certain prior year amounts have been revised or reclassified to conform to the current year presentation.  These amounts were not material to the prior periods.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 52-week periods ended January 28, 2012, January 29, 2011 and January 30, 2010.

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

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 97% of inventories for 2011 and 2010 were valued using the LIFO method.  Cost for the balance of the inventories, including substantially all fuel inventories, was determined using the first-in, first-out (“FIFO”) method.  Replacement cost was higher than the carrying amount by $1,043 at January 28, 2012 and $827 at January 29, 2011.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets.  Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years.  Leasehold improvements are amortized over the shorter of the lease term to which they relate, which varies from four to 25 years, or the useful life of the asset.  Manufacturing plant and distribution center equipment is depreciated over lives varying from three to 15 years.  Information technology assets are generally depreciated over five years.  Depreciation and amortization expense was $1,638 in 2011, $1,600 in 2010 and $1,525 in 2009.

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

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events.  The reviews are performed at the operating division level.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a division for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  If potential for impairment is identified, the fair value of a division is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill.  Goodwill impairment is recognized for any excess of the carrying value of the division’s goodwill over the implied fair value.  Results of the goodwill impairment reviews performed during 2011, 2010 and 2009 are summarized in Note 2 to the Consolidated Financial Statements.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value.  Fair value is based on current market values or discounted future cash flows.  The Company records impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for sale, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  The Company recorded asset impairments in the normal course of business totaling $37, $25 and $48 in 2011, 2010 and 2009, respectively.  Included in the 2009 amount are asset impairments recorded totaling $24 for the Ralphs reporting unit in southern California.  Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

The following table summarizes accrual activity for future lease obligations of stores that were closed in the normal course of business:

Future Lease Obligations
Balance at January 30, 2010	$58
Additions	8
Payments	(12)
Other	(2)

Balance at January 29, 2011	52
Additions	9
Payments	(11)
Other	5

Balance at January 28, 2012	$55

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

Benefit Plans and Multi-Employer Pension Plans

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheet.  Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized as part of net periodic benefit cost are required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”).  All plans are measured as of the Company’s fiscal year end.

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

The Company also participates in various multi-employer plans for substantially all union employees.  Pension expense for these plans is recognized as contributions are funded.  Refer to Note 14 for additional information regarding the Company’s participation in these various multi-employer plans and the UFCW consolidated fund.

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

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 28, 2012, the most recent examination concluded by the Internal Revenue Service covered the years 2005 through 2007.

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

The following table summarizes the changes in the Company’s self-insurance liability through January 28, 2012.

	2011	2010	2009
Beginning balance	$514	$485	$468
Expense	215	210	202
Claim payments	(200)	(181)	(185)
Ending balance	529	514	485
Less current portion	(197)	(181)	(182)
Long-term portion	$332	$333	$303

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

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale.  Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold.  Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons.  The Company records a receivable from the vendor for the difference in sales price and cash received.  Pharmacy sales are recorded when provided to the customer.  Sales taxes are recorded as other accrued liabilities and not as a component of sales.  The Company does not recognize a sale when it sells its own gift cards and gift certificates.  Rather, it records a deferred liability equal to the amount received.  A sale is then recognized when the gift card or gift certificate is redeemed to purchase the Company’s products.  Gift card and certificate breakage is recognized when redemption is deemed remote and there is no legal obligation to remit the value of the unredeemed gift card.  The amount of breakage has not been material for 2011, 2010 and 2009.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s pre-tax advertising costs totaled $532 in 2011, $533 in 2010 and $529 in 2009.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

Deposits In-Transit

Deposits in-transit generally represent funds deposited to the Company’s bank accounts at the end of the year related to sales, a majority of which were paid for with credit cards and checks, to which the Company does not have immediate access but that settle within a few days of the sales transaction.

Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments.  Book overdrafts, which are included in accounts payable, represent disbursements that are funded as the item is presented for payment.  Book overdrafts totaled $718, $699 and $677 as of January 28, 2012, January 29, 2011, and January 30, 2010, respectively, and are reflected as a financing activity in the Consolidated Statements of Cash Flows.

Segments

The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores throughout the United States.  The Company’s retail operations, which represent over 99% of the Company’s consolidated sales and EBITDA, are its only reportable segment.  The Company’s retail operating divisions have been aggregated into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance.  In addition, the Company’s operating divisions offer to its customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of the Company’s merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location.  The Company’s operating divisions reflect the manner in which the business is managed and how the Company’s Chief Executive Officer and Chief Operating Officer, who act as the Company’s Chief Operating Decision Makers, assess performance internally.  All of the Company’s operations are domestic.

The following table presents sales revenue by type of product for 2011, 2010 and 2009.

	2011		2010		2009
	Amount	% of total	Amount	% of total	Amount	% of total
Non Perishable (1)	$46,494	51.4%	$44,615	54.4%	$43,320	56.5%
Perishable (2)	18,693	20.7%	17,532	21.4%	16,544	21.6%
Fuel	16,901	18.7%	12,081	14.7%	8,943	11.7%
Pharmacy	7,322	8.1%	6,929	8.4%	6,885	9.0%
Other (3)	964	1.1%	892	1.1%	917	1.2%

Total Sales and other revenue	$90,374	100.0%	$82,049	100.0%	$76,609	100.0%

(1) Consists primarily of grocery, general merchandise, health and beauty care and natural foods.

(2) Consists primarily of produce, floral, meat, seafood, deli and bakery.

(3) Consists primarily of jewelry store sales, outside manufacturing sales and sales from entities not controlled by the Company.

2.              GOODWILL

The following table summarizes the changes in the Company’s net goodwill balance through January 28, 2012.

	2011	2010
Balance beginning of the year
Goodwill	$3,672	$3,672
Accumulated impairment losses	(2,532)	(2,514)
	1,140	1,158

Activity during the year
Goodwill impairment charge	—	(18)
Disposition	(2)	—

Balance end of year
Goodwill	3,672	3,672
Accumulated impairment losses	(2,532)	(2,532)
Disposition	(2)	—
	$1,138	$1,140

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The annual evaluation of goodwill performed during the fourth quarter of 2011 and 2009 did not result in impairment.

The annual evaluation of goodwill performed during the fourth quarter of 2010 resulted in an impairment charge of $18.  Based on the results of the Company’s step one analysis in the fourth quarter of 2010, a supermarket reporting unit with a small number of stores indicated potential impairment.  Due to estimated future expected cash flows being lower than in the past, the estimated fair value of the reporting unit decreased.  Management concluded that the carrying value of goodwill for this reporting unit exceeded its implied fair value, resulting in a pre-tax impairment charge of $18 ($12 after-tax).  In 2009, the Company disclosed that a 10% reduction in fair value of this supermarket reporting unit would indicate a potential for impairment.  Subsequent to the impairment, no goodwill remains at this reporting unit.

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

Based on the results of the Company’s step one analysis in the third quarter of 2009, the Ralphs reporting unit in Southern California was the only reporting unit for which there was a potential impairment.  In 2009, the operating performance of the Ralphs reporting unit was significantly affected by the economic conditions at the time and responses to competitive actions in Southern California.  As a result of this decline in current and future expected cash flows, along with comparable fair value information, management concluded that the carrying value of goodwill for the Ralphs reporting unit exceeded its implied fair value, resulting in a pre-tax impairment charge of $1,113 ($1,036 after-tax).  Subsequent to the impairment, no goodwill remains at the Ralphs reporting unit.  Based on current and future expected cash flows, the Company believes additional goodwill impairments are not reasonably likely.

3.              PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2011	2010
Land	$2,253	$2,168
Buildings and land improvements	7,799	7,417
Equipment	10,110	9,806
Leasehold improvements	6,119	5,852
Construction-in-progress	1,202	904
Leased property under capital leases and financing obligations	588	569

Total property, plant and equipment	28,071	26,716
Accumulated depreciation and amortization	(13,607)	(12,569)

Property, plant and equipment, net	$14,464	$14,147

Accumulated depreciation for leased property under capital leases was $327 at January 28, 2012, and $317 at January 29, 2011.

Approximately $220 and $247, original cost, of Property, Plant and Equipment collateralized certain mortgages at January 28, 2012 and January 29, 2011, respectively.

4.              TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2011	2010	2009
Federal
Current	$146	$697	$193
Deferred	78	(136)	275

	224	561	468
State and local
Current	42	95	41
Deferred	(19)	(55)	23

	23	40	64

Total	$247	$601	$532

A reconciliation of the statutory federal rate and the effective rate follows:

	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8%	1.5%	7.1%
Credits	(3.6)%	(1.3)%	(3.4)%
Favorable resolution of issues	(3.4)%	(.8)%	(2.5)%
Goodwill impairment	—	—	53.9%
Other changes, net	(0.5)%	0.3%	0.3%

	29.3%	34.7%	90.4%

The 2011 effective tax rate was significantly lower than 2010 due to the effect on pre-tax income of the UFCW consolidated pension plan charge of $953 ($591 after-tax).  The effect of the UFCW consolidated pension plan charge on our effective tax rate is reflected in the increased percentages for credits and favorable resolution of issues.

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2011	2010
Current deferred tax assets:
Net operating loss and credit carryforwards	$1	$2
Compensation related costs	171	165

Total current deferred tax assets	172	167

Current deferred tax liabilities:
Insurance related costs	(111)	(113)
Inventory related costs	(220)	(229)
Other	(31)	(45)

Total current deferred tax liabilities	(362)	(387)

Current deferred taxes	$(190)	$(220)

Long-term deferred tax assets:
Compensation related costs	$749	$474
Lease accounting	93	97
Closed store reserves	66	61
Insurance related costs	76	75
Net operating loss and credit carryforwards	44	47
Other	23	11

Long-term deferred tax assets	1,051	765

Long-term deferred tax liabilities:
Depreciation	(1,698)	(1,515)

Long-term deferred taxes	$(647)	$(750)

At January 28, 2012, the Company had net operating loss carryforwards for state income tax purposes of $595 that expire from 2013 through 2031.  The utilization of certain of the Company’s net operating loss carryforwards may be limited in a given year.

At January 28, 2012, the Company had State credits of $20, some of which expire from 2012 through 2027.  The utilization of certain of the Company’s credits may be limited in a given year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including positions impacting only the timing of tax benefits, is as follows:

	2011	2010	2009
Beginning balance	$333	$586	$492
Additions based on tax positions related to the current year	38	38	111
Reductions based on tax positions related to the current year	—	(237)	(4)
Additions for tax positions of prior years	26	13	33
Reductions for tax positions of prior years	(10)	(51)	(16)
Settlements	(12)	(16)	(30)
Ending balance	$375	$333	$586

The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

As of January 28, 2012, January 29, 2011 and January 30, 2010, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $123, $116 and $132 respectively.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense.  During the years ended January 28, 2012, January 29, 2011 and January 30, 2010, the Company recognized approximately $(24), $(2) and $4 respectively, in interest and penalties (recoveries).  The Company had accrued approximately $54 and $101 for the payment of interest and penalties as of January 28, 2012 and January 29, 2011, respectively.

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

5.    DEBT OBLIGATIONS

Long-term debt consists of:

	2011	2010
Commercial paper	370	—
2.20% to 8.00% Senior notes and debentures due through 2040	7,078	7,106
5.00% to 9.50% Mortgages due in varying amounts through 2034	65	73
Other	230	255

Total debt	7,743	7,434
Less current portion	(1,275)	(549)

Total long-term debt	$6,468	$6,885

In 2010, the Company issued $300 of senior notes bearing an interest rate of 5.40% due in 2040.  In 2010, the Company repaid $500 of senior notes bearing an interest rate of 8.05%.

In 2011, the Company issued $450 of senior notes bearing an interest rate of 2.20% due in fiscal year 2016.  The proceeds of this issuance of senior notes were used to fund a portion of the Company’s obligations under the UFCW consolidated multi-employer pension fund.  In 2011, the Company repaid $478 of senior notes bearing an interest rate of 6.80%.

On January 25, 2012, the Company amended and extended its $2,000 unsecured revolving credit facility.  The Company entered into the amended credit facility to amend and extend the Company’s existing credit facility which would have terminated on May 15, 2014.  The amended credit facility provides for a $2,000 unsecured revolving credit facility (the “Credit Agreement”), with a termination date of January 25, 2017, unless extended as permitted under the Credit Agreement.  The Company has the ability to increase the size of the Credit Agreement by up to an additional $500, subject to certain conditions.

Borrowings under the Credit Agreement bear interest at the Company’s option, at either (i) LIBOR plus a market rate spread, based on the Company’s Leverage Ratio or (ii) the base rate, defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month LIBOR plus 1.0%, plus a market rate spread based on the Company’s Leverage Ratio.  The Company will also pay a Commitment Fee based on the Leverage Ratio and Letter of Credit fees equal to a market rate spread based on the Company’s Leverage Ratio.  The Credit Agreement contains covenants, which, among other things, require the maintenance of a Leverage Ratio of not greater than 3.50:1.00 and a Fixed Charge Coverage Ratio of not less than 1.70:1.00.  Subsequent to year-end, the covenants were amended to exclude up to $1,000 in expense related to the Company’s commitment to fund the UFCW consolidated pension plan.  The Company may repay the Credit Agreement in whole or in part at any time without premium or penalty.  The Credit Agreement is not guaranteed by the Company’s subsidiaries.

In addition to the Credit Agreement, the Company maintained two uncommitted money market lines totaling $75 in the aggregate.  The money market lines allow the Company to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of January 28, 2012, the Company had $370 of borrowings of commercial paper and no borrowings under our Credit Agreement and money market lines.

As of January 28, 2012, the Company had outstanding letters of credit in the amount of $261, of which $19 reduce funds available under the Company’s Credit Agreement.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

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

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2011, and for the years subsequent to 2011 are:

2012	$1,275
2013	1,514
2014	374
2015	517
2016	463
Thereafter	3,600

Total debt	$7,743

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

Interest Rate Risk Management

The Company is exposed to market risk from fluctuations in interest rates.  The Company manages its exposure to interest rate fluctuations through the use of interest rate swaps (fair value hedges) and forward-starting interest rate swaps (cash flow hedges).  The Company’s current program relative to interest rate protection contemplates hedging the exposure to changes in the fair value of fixed-rate debt attributable to changes in interest rates.  To do this, the Company uses the following guidelines: (i) use average daily outstanding borrowings to determine annual debt amounts subject to interest rate exposure, (ii) limit the average annual amount subject to interest rate reset and the amount of floating rate debt to a combined total of $2,500 or less, (iii) include no leveraged products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status.

Annually, the Company reviews with the Financial Policy Committee of the Board of Directors compliance with these guidelines.  These guidelines may change as the Company’s needs dictate.

Fair Value Interest Rate Swaps

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of January 28, 2012, and January 29, 2011.

	2011		2010
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$1,625	$—	$1,625	$—
Number of contracts	18	—	18	—
Duration in years	0.74	—	1.74	—
Average variable rate	3.84%	—	3.83%	—
Average fixed rate	5.87%	—	5.87%	—
Maturity	Between April 2012 and April 2013		Between April 2012 and April 2013

The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in current income as “Interest expense.”  These gains and losses for 2011 and 2010 were as follows:

	Year-To-Date
	January 28, 2012		January 29, 2011
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$(20)	$22	$19	$(13)

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
Derivatives Designated as Fair Value Hedging Instruments	January 28, 2012	January 29, 2011	Balance Sheet Location
Interest Rate Hedges	$25	$45	Other Assets

As of January 28, 2012, the Company has unamortized proceeds from nine interest rate swaps once classified as fair value hedges totaling approximately $5.  The unamortized proceeds are recorded as adjustments to the carrying values of the underlying debt and are being amortized over the remaining term of the debt.  As of January 28, 2012, the Company expects to reclassify an unrealized gain of $3 from this adjustment to the carrying values of the underlying debt to earnings over the next twelve months.

Cash Flow Forward-Starting Interest Rate Swaps

As of January 28, 2012, the Company had 24 forward-starting interest rate swap agreements with maturity dates between May 2012 and April 2013 with an aggregate notional amount totaling $1,200.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The Company entered into the forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt in fiscal years 2012 and 2013.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of January 28, 2012, the fair value of the interest rates swaps was recorded in other long term liabilities for $41 and accumulated other comprehensive loss for $26 net of tax.  As of January 29, 2011, the Company did not maintain any forward-starting interest rate swap derivatives.

In addition, as of January 28, 2012, the Company has unamortized net payments from three forward-starting interest rate swaps once classified as cash flow hedges totaling approximately $5 ($3 net of tax).  The unamortized proceeds and payments from these terminated forward-starting interest rate swaps have been recorded net of tax in other comprehensive income and will be amortized to earnings as the payments of interest to which the hedges relate are made.  As of January 28, 2012, the Company expects to reclassify an unrealized net loss of $3 from AOCI to earnings over the next twelve months.

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for 2011 and 2010:

	Year-To-Date
Derivatives in Cash Flow Hedging	Amount of Gain/(Loss) in AOCI on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Reclassified into Income
Relationships	2011	2010	2011	2010	(Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax	$(29)	$(5)	$(2)	$(2)	Interest expense

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at January 28, 2012 and January 29, 2011:

January 28, 2012 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$8	$—	$20	$28
Long-Lived Assets	—	—	23	23
Interest Rate Hedges	—	(16)	—	(16)
Total	$8	$(16)	$43	$35

January 29, 2011 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$10	$—	$17	$27
Long-Lived Assets	—	—	12	12
Interest Rate Hedges	—	45	—	45
Total	$10	$45	$29	$84

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets, and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 2 for further discussion related to the Company’s carrying value of goodwill and its goodwill impairment charge in 2009.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 for further discussion of the Company’s policies and recorded amounts for impairments of long-lived assets and valuation of store lease exit costs.  In 2011, long-lived assets with a carrying amount of $60 were written down to their fair value of $23, resulting in an impairment charge of $37.  In 2010, long-lived assets with a carrying amount of $37 were written down to their fair value of $12, resulting in an impairment charge of $25.

In 2011, the Company recorded unrealized gains on its level 3 Available-for-Sale Securities in the amount of $3.  In 2010, the Company recorded unrealized gains on its level 3 Available-for-Sale Securities in the amount of $9.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at respective year-ends.  At January 28, 2012, the fair value of total debt was $8,700 compared to a carrying value of $7,743.  At January 29, 2011, the fair value of total debt was $8,191 compared to a carrying value of $7,434.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At January 28, 2012 and January 29, 2011, the carrying and fair value of long-term investments for which fair value is determinable were $50 and $69, respectively.

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

Rent expense (under operating leases) consists of:

	2011	2010	2009
Minimum rentals	$715	$721	$720
Contingent payments	13	11	11
Tenant income	(109)	(109)	(111)

Total rent expense	$619	$623	$620

Minimum annual rentals and payments under capital leases and lease-financed transactions for the five years subsequent to 2011 and in the aggregate are:

	Capital Leases	Operating Leases	Lease- Financed Transactions
2012	$59	$725	$5
2013	49	683	6
2014	45	630	6
2015	40	563	7
2016	36	497	7
Thereafter	202	2,197	95

	431	$5,295	$126

Less estimated executory costs included in capital leases	—

Net minimum lease payments under capital leases	431
Less amount representing interest	(159)

Present value of net minimum lease payments under capital leases	$272

Total future minimum rentals under noncancellable subleases at January 28, 2012, were $258.

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

	For the year ended January 28, 2012			For the year ended January 29, 2011			For the year ended January 30, 2010
(in millions, except per share amounts)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$598	590	$1.01	$1,109	635	$1.75	$69	647	$0.11
Dilutive effect of stock options		3			3			3

Net earnings attributable to The Kroger Co. per diluted common share	$598	593	$1.01	$1,109	638	$1.74	$69	650	$0.11

The Company had undistributed and distributed earnings to participating securities totaling $4, $7 and $1 in 2011, 2010 and 2009, respectively.

For the years ended January 28, 2012, January 29, 2011 and January 30, 2010, there were options outstanding for approximately 12.2 million, 21.2 million and 20.2 million common shares, respectively, that were excluded from the computation of net earnings attributable to The Kroger Co. per diluted common share.  These shares were excluded because their inclusion would have had an anti-dilutive effect on EPS.

10.       STOCK OPTION PLANS

The Company grants options for common shares (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the stock at the date of grant.  The Company accounts for stock options under the fair value recognition provisions.  Under this method, the Company recognizes compensation expense for all share-based payments granted.  The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  Equity awards may be made at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings.  The 2011 primary grant was made in conjunction with the June meeting of the Company’s Board of Directors.

Stock options typically expire 10 years from the date of grant.  Stock options vest between one and five years from the date of grant, or for certain stock options, the earlier of the Company’s common shares reaching certain pre-determined and appreciated market prices or nine years and six months from the date of grant.  At January 28, 2012, approximately 20 million common shares were available for future option grants under these plans.

In addition to the stock options described above, the Company awards restricted stock to employees under various plans.  The restrictions on these awards generally lapse between one and five years from the date of the awards.  The Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying shares on the grant date of the award, over the period the awards lapse.  As of January 28, 2012, approximately 11 million common shares were available for future restricted stock awards under the 2005, 2008, and 2011 Long-Term Incentive Plans (the “Plans”).  The Company has the ability to convert shares available for stock options under the Plans to shares available for restricted stock awards.  Under some of the Plans, four shares available for option awards can be converted into one share available for restricted stock awards.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares subject to option (in millions)	Weighted- average exercise price
Outstanding, year-end 2008	39.7	$21.58
Granted	3.6	$22.25
Exercised	(3.4)	$16.57
Canceled or Expired	(5.2)	$27.12

Outstanding, year-end 2009	34.7	$21.30
Granted	3.7	$20.23
Exercised	(2.0)	$16.31
Canceled or Expired	(0.5)	$22.12

Outstanding, year-end 2010	35.9	$21.45
Granted	3.9	$24.69
Exercised	(5.9)	$20.28
Canceled or Expired	(2.9)	$24.43

Outstanding, year-end 2011	31.0	$21.80

A summary of options outstanding and exercisable at January 28, 2012 follows:

Range of Exercise Prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Options exercisable	Weighted-average exercise price
	(in millions)	(in years)		(in millions)
$13.78 - $16.50	5.6	2.33	$15.81	5.5	$15.81
$16.51 - $20.15	5.8	3.14	$18.39	5.7	$18.38
$20.16 - $22.97	6.5	7.75	$21.22	3.2	$21.42
$22.98 - $24.54	2.9	0.64	$23.02	2.9	$23.00
$24.55 - $28.62	10.2	7.11	$27.04	5.5	$28.35
$13.78 - $28.62	31.0	5.03	$21.80	22.8	$21.16

The weighted-average remaining contractual life for options exercisable at January 28, 2012, was approximately 3.8 years.  The intrinsic value of options outstanding and exercisable at January 28, 2012 was $105 and $94, respectively.

Restricted stock

	Restricted shares outstanding (in millions)	Weighted-average grant-date fair value
Outstanding, year-end 2008	4.1	$27.22
Granted	2.6	$22.22
Lapsed	(2.2)	$27.33
Canceled or Expired	(0.1)	$25.33

Outstanding, year-end 2009	4.4	$24.25
Granted	2.4	$20.25
Lapsed	(2.3)	$23.62
Canceled or Expired	(0.1)	$23.13

Outstanding, year-end 2010	4.4	$22.39
Granted	2.5	$24.63
Lapsed	(2.5)	$21.96
Canceled or Expired	(0.2)	$23.80

Outstanding, year-end 2011	4.2	$23.92

The weighted-average fair value of stock options granted during 2011, 2010 and 2009 was $6.00, $5.12 and $6.29, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes extensive judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.  The increase in the fair value of the stock options granted in 2011, compared to 2010, resulted primarily from an increase in the Company’s share price.  The decrease in the fair value of the stock options granted during 2010, compared to 2009, resulted primarily from a decrease in the Company’s share price.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2011	2010	2009
Weighted average expected volatility	26.31%	26.87%	28.06%
Weighted average risk-free interest rate	2.16%	2.57%	3.17%
Expected dividend yield	1.90%	2.00%	1.80%
Expected term (based on historical results)	6.9 years	6.9 years	6.8 years

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

Total stock compensation recognized in 2011, 2010 and 2009 was $81, $79 and $83, respectively.  Stock option compensation recognized in 2011, 2010 and 2009 was $22, $25 and $29, respectively.  Restricted shares compensation recognized in 2011, 2010 and 2009 was $59, $54 and $54 respectively.

The total intrinsic value of options exercised was $24, $11 and $17 in 2011, 2010 and 2009, respectively.  The total amount of cash received in 2011 by the Company from the exercise of options granted under share-based payment arrangements was $118.  As of January 28, 2012, there was $100 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under the Company’s equity award plans.  This cost is expected to be recognized over a weighted-average period of approximately two years.  The total fair value of options that vested was $33, $37 and $39 in 2011, 2010 and 2009, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares.  Proceeds received from the exercise of options, and the related tax benefit, may be utilized to repurchase the Company’s common shares under a stock repurchase program adopted by the Company’s Board of Directors.  During 2011, the Company repurchased approximately five million common shares of stock in such a manner.

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

Litigation — On October 6, 2006, the Company petitioned the Tax Court (Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc. v. Commissioner of Internal Revenue, Docket No. 20364-06) for a redetermination of deficiencies asserted by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition therefore did not qualify for a Section 338(h)(10) election.  On January 27, 2011, the Tax Court issued its opinion upholding the Company’s position that the acquisition of the stock qualified as a purchase, granting the Company’s motion for partial summary judgment and denying the Tax Commissioner’s motion.  The Company anticipates that all remaining issues in the matter will be resolved and the Tax Court will enter its decision.  The parties will then have 90 days to file an appeal.  As of January 28, 2012, an adverse decision would require a cash payment of up to approximately $553, including interest.  Any accounting implications of an adverse decision in this case would be charged through the statement of operations.

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

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where it is reasonably possible to estimate and where an adverse outcome is probable.  Nonetheless, assessing and predicting the outcomes of these matters involve substantial uncertainties.  Management currently believes that the aggregate range of loss for the Company’s exposure is not material to the Company.  It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

12.       STOCK

Preferred Shares

The Company has authorized five million shares of voting cumulative preferred shares; two million were available for issuance at January 28, 2012.  The shares have a par value of $100 per share and are issuable in series.

Common Shares

The Company has authorized one billion common shares, $1 par value per share.  On May 20, 1999, the shareholders authorized an amendment to the Amended Articles of Incorporation to increase the number of authorized common shares from one billion to two billion when the Board of Directors determines it to be in the best interest of the Company.

Common Stock Repurchase Program

The Company maintains stock repurchase programs that comply with Securities Exchange Act Rule 10b5-1 to allow for the orderly repurchase of The Kroger Co. stock, from time to time.  The Company made open market purchases totaling $1,420, $505 and $156 under these repurchase programs in 2011, 2010 and 2009, respectively.  In addition to these repurchase programs, in December 1999, the Company began a program to repurchase common shares to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the related tax benefit.  The Company repurchased approximately $127, $40 and $62 under the stock option program during 2011, 2010 and 2009, respectively.

13.       COMPANY- SPONSORED BENEFIT PLANS

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

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheet.  Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized as part of net periodic benefit cost are required to be recorded as a component of AOCI.  All plans are measured as of the Company’s fiscal year end.

Amounts recognized in AOCI as of January 28, 2012 and January 29, 2011 consist of the following (pre-tax):

	Pension Benefits		Other Benefits		Total
	2011	2010	2011	2010	2011	2010
Net actuarial loss (gain)	$1,329	$942	$(21)	$(55)	$1,308	$887
Prior service cost (credit)	3	4	(12)	(17)	(9)	(13)
Transition obligation	1	1	—	—	1	1

Total	$1,333	$947	$(33)	$(72)	$1,300	$875

Amounts in AOCI expected to be recognized as components of net periodic pension or postretirement benefit costs in the next fiscal year are as follows (pre-tax):

	Pension Benefits	Other Benefits	Total
	2012	2012	2012
Net actuarial loss (gain)	$101	$—	$101
Prior service cost (credit)	1	(4)	(3)

Total	$102	$(4)	$98

Other changes recognized in other comprehensive income in 2011, 2010, and 2009 were as follows (pre-tax):

	Pension Benefits			Other Benefits			Total
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Incurred net actuarial loss (gain)	$451	$(18)	$142	$32	$4	$21	$483	$(14)	$163
Incurred prior service cost	—	—	—	—	—	—	—	—	—
Amortization of prior service credit (cost)	(1)	(1)	(2)	5	5	7	4	4	5
Amortization of net actuarial gain (loss)	(64)	(50)	(14)	2	3	5	(62)	(47)	(9)
Total recognized in other comprehensive income	386	(69)	126	39	12	33	425	(57)	159

Total recognized in net periodic benefit cost and other comprehensive income	$456	$(4)	$157	$62	$33	$49	$518	$29	$206

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at the end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plan		Other Benefits
	2011	2010	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$2,923	$2,706	$192	$187	$330	$312
Service cost	41	40	3	2	13	12
Interest cost	158	158	10	12	17	17
Plan participants’ contributions	—	—	—	—	9	10
Actuarial loss	344	137	21	—	32	5
Benefits paid	(122)	(120)	(9)	(8)	(23)	(26)
Other	4	2	—	(1)	—	—

Benefit obligation at end of fiscal year	$3,348	$2,923	$217	$192	$378	$330

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$2,472	$2,096	$—	$—	$—	$—
Actual return on plan assets	117	353	—	—	—	—
Employer contributions	52	141	9	8	14	16
Plan participants’ contributions	—	—	—	—	9	10
Benefits paid	(122)	(120)	(9)	(8)	(23)	(26)
Other	4	2	—	—	—	—

Fair value of plan assets at end of fiscal year	$2,523	$2,472	$—	$—	$—	$—
Funded status at end of fiscal year	$(825)	$(451)	$(217)	$(192)	$(378)	$(330)
Net liability recognized at end of fiscal year	$(825)	$(451)	$(217)	$(192)	$(378)	$(330)

Other current liabilities as of January 28, 2012 and January 29, 2011 both include $27 of net liability recognized for the above benefit plans.

As of January 28, 2012 and January 29, 2011, pension plan assets do not include common shares of The Kroger Co.

	Pension Benefits			Other Benefits
Weighted average assumptions	2011	2010	2009	2011	2010	2009
Discount rate — Benefit obligation	4.55%	5.60%	6.00%	4.40%	5.40%	5.80%
Discount rate — Net periodic benefit cost	5.60%	6.00%	7.00%	5.40%	5.80%	7.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase — Net periodic benefit cost	2.88%	2.92%	2.92%
Rate of compensation increase — Benefit Obligation	2.82%	2.88%	2.92%

The Company’s discount rate assumptions were intended to reflect the rates at which the pension benefits could be effectively settled.  They take into account the timing and amount of benefits that would be available under the plans. The Company’s methodology for selecting the discount rates as of year-end 2011 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity.  Benefit cash flows due in a particular year can theoretically be “settled” by “investing” them in the zero-coupon bond that matures in the same year.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 4.55% and 4.40% discount rates as of year-end 2011 for pension and other benefits, respectively, represents the equivalent single rates constructed under a broad-market AA yield curve constructed by an outside consultant.  The Company utilized a discount rate of 5.60% and 5.40% for year-end 2010 for pension and other benefits, respectively.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of January 28, 2012, by approximately $406.

To determine the expected rate of return on pension plan assets, the Company considers current and anticipated plan asset allocations as well as historical and forecasted rates of return on various asset categories.  For 2011, 2010 and 2009, the Company assumed a pension plan investment return rate of 8.5%.  The Company pension plan’s average rate of return was 7.2% for the 10 calendar years ended December 31, 2011, net of all investment management fees and expenses.  The value of all investments in its Company-sponsored defined benefit pension plans during the calendar year ending December 31, 2011, net of investment management fees and expenses, increased 1.6%.  For the past 20 years, the Company average annual rate of return has been 9.4%, and the average annual rate of return for the S&P 500 has been 8.7%.  Based on the above information and forward looking assumptions for investments made in a manner consistent with the Company’s target allocations, the Company believes an 8.5% rate of return assumption is reasonable.

The Company calculates its expected return on plan assets by using the market-related value of plan assets.  The market-related value of plan assets is determined by adjusting the actual fair value of plan assets for gains or losses on plan assets.  Gains or losses represent the difference between actual and expected returns on plan investments for each plan year.  Gains or losses on plan assets are recognized evenly over a five year period.  Using a different method to calculate the market-related value of plan assets would provide a different expected return on plan assets.

The funded status decreased in 2011 compared to 2010 due mostly to the decrease in the discount rate used to calculate the present value of the Company’s benefit obligation.

The Company uses the RP-2000 projected 2018 mortality table in calculating the pension obligation.

	Pension Benefits
	Qualified Plans			Non-Qualified Plan			Other Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$41	$40	$35	$3	$2	$2	$13	$12	$10
Interest cost	158	158	158	10	12	11	17	17	18
Expected return on plan assets	(207)	(196)	(191)	—	—	—	—	—	—
Amortization of:
Prior service cost	—	—	—	1	(1)	2	(5)	(5)	(7)
Actuarial (gain) loss	57	44	8	7	6	6	(2)	(3)	(5)

Net periodic benefit cost	$49	$46	$10	$21	$19	$21	$23	$21	$16

The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for all Company-sponsored pension plans.

	Qualified Plans		Non-Qualified Plan
	2011	2010	2011	2010
PBO at end of fiscal year	$3,348	$2,923	$217	$192
ABO at end of fiscal year	$3,147	$2,743	$209	$187
Fair value of plan assets at end of year	$2,523	$2,472	$—	$—

The following table provides information about the Company’s estimated future benefit payments.

	Pension Benefits	Other Benefits
2012	$140	$18
2013	$151	$19
2014	$162	$21
2015	$173	$23
2016	$184	$24
2017 — 2021	$1,098	$150

The following table provides information about the target and actual pension plan asset allocations.

	Target allocations	Actual allocations
	2011	2011	2010
Pension plan asset allocation
Global equity securities	21.8%	20.9%	23.1%
Emerging market equity securities	9.3	8.8	10.5
Investment grade debt securities	12.2	10.8	9.9
High yield debt securities	13.7	14.1	13.4
Private equity	6.3	6.3	6.1
Hedge funds	23.5	23.3	23.5
Real estate	2.3	3.2	2.5
Other	10.9	12.6	11.0

Total	100.0%	100.0%	100.0%

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

The current target allocations shown represent 2011 targets that were established in 2010.  The Company will rebalance by liquidating assets whose allocation materially exceeds target, if possible, and investing in assets whose allocation is materially below target.  If markets are illiquid, the Company may not be able to rebalance to target quickly.  To maintain actual asset allocations consistent with target allocations, assets are reallocated or rebalanced periodically.  In addition, cash flow from employer contributions and participant benefit payments can be used to fund underweight asset classes and divest overweight asset classes, as appropriate.  The Company expects that cash flow will be sufficient to meet most rebalancing needs.  Although the Company is not required to make cash contributions to its Company-sponsored defined benefit pension plans during 2012, the Company expects to contribute approximately $75 to these plans in 2012.  Additional contributions may be made if required under the Pension Protection Act to avoid any benefit restrictions. The Company expects any voluntary contributions made during 2012 will reduce its minimum required contributions in future years.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 7.40% initial health care cost trend rate and a 4.50% ultimate health care cost trend rate to determine its expense.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement benefit obligation	$40	$(43)

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of January 28, 2012 and January 29, 2011:

Assets at Fair Value as of January 28, 2012

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$—	$—	$—	$—
Corporate Stocks	306	—	—	306
Corporate Bonds	—	82	—	82
U.S. Government Securities	—	91	—	91
Mutual Funds/Collective Trusts	143	476	—	619
Partnerships/Joint Ventures	—	454	—	454
Hedge Funds	—	—	579	579
Private Equity	—	—	159	159
Real Estate	—	—	81	81
Other	—	152	—	152
Total	$449	$1,255	$819	$2,523

Assets at Fair Value as of January 29, 2011

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1	$—	$—	$1
Corporate Stocks	324	—	—	324
Corporate Bonds	—	74	—	74
U.S. Government Securities	—	66	—	66
Mutual Funds/Collective Trusts	161	530	—	691
Partnerships/Joint Ventures	—	370	—	370
Hedge Funds	—	—	580	580
Private Equity	—	—	150	150
Real Estate	—	—	62	62
Other	—	154	—	154
Total	$486	$1,194	$792	$2,472

For measurements using significant unobservable inputs (Level 3) during 2011 and 2010, a reconciliation of the beginning and ending balances is as follows:

	Hedge Funds	Private Equity	Real Estate
Ending balance, January 30, 2010	$455	$128	$49
Contributions into Fund	80	20	12
Realized gains	—	7	1
Unrealized gains	45	18	4
Distributions	—	(20)	(4)
Other	—	(3)	—

Ending balance, January 29, 2011	580	150	62
Contributions into Fund	6	27	17
Realized gains	—	18	3
Unrealized gains (losses)	(7)	3	8
Distributions	—	(45)	(10)
Other	—	6	1

Ending balance, January 28, 2012	$579	$159	$81

See Note 7 for a discussion of the levels of the fair value hierarchy.  The assets’ fair value measurement level above is based on the lowest level of any input that is significant to the fair value measurement.

The following is a description of the valuation methods used for the plan’s assets measured at fair value in the above tables:

•           Cash: The carrying value approximates fair value.

•           Corporate Stocks: The fair values of these securities are based on observable market quotations for identical assets and are valued at the closing price reported on the active market on which the individual securities are traded.

•           Corporate Bonds: The fair values of these securities are primarily based on observable market quotations for similar bonds, valued at the closing price reported on the active market on which the individual securities are traded.  When such quoted prices are not available, the bonds are valued using a discounted cash flow approach using current yields on similar instruments of issuers with similar credit ratings, including adjustments for certain risks that may not be observable, such as credit and liquidity risks.

•           U.S. Government Securities: Certain U.S. Government securities are valued at the closing price reported in the active market in which the security is traded. Other U.S. government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for similar securities, the security is valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

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

The Company contributed and expensed $130, $119 and $115 to employee 401(k) retirement savings accounts in 2011, 2010 and 2009, respectively.  The 401(k) retirement savings account plan provides to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, compensation as defined by the plan, and length of service.

The Company also administers other defined contribution plans for eligible employees.  The cost of these plans was $6, $7 and $8 for 2011, 2010 and 2009, respectively.

14.       MULTI-EMPLOYER PENSION PLANS

The Company contributes to various multi-employer pension plans based on obligations arising from collective bargaining agreements.  These plans provide retirement benefits to participants based on their service to contributing employers.  The benefits are paid from assets held in trust for that purpose.  Trustees are appointed in equal number by employers and unions.  The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

In the fourth quarter of 2011, the Company entered into a memorandum of understanding (“MOU”) with 14 locals of the United Food and Commercial Workers International Union (“UFCW”) that participated in four multi-employer pension funds.  The MOU established a process that amended each of the collective bargaining agreements between the Company and the UFCW locals under which the Company made contributions to these funds and consolidated the four multi-employer pension funds into one multi-employer pension fund.

Under the terms of the MOU, the locals of the UFCW agreed to a future pension benefit formula through 2021.  The Company was designated as the named fiduciary of the new consolidated pension plan with sole investment authority over the assets.  The Company committed to contribute sufficient funds to cover the actuarial cost of current accruals and to fund the pre-consolidation Unfunded Actuarial Accrued Liability (“UAAL”) that existed as of December 31, 2011, in a series of installments on or before March 31, 2018.  At January 1, 2012, the UAAL was estimated to be $911 (pre-tax).  In accordance with GAAP, the Company expensed $911 in 2011 related to the UAAL.  The expense was based on a preliminary estimate of the contractual commitment.  As the estimate is updated, we may incur additional expense.  We do not expect any adjustments to be material.  In the fourth quarter of 2011, the Company contributed $650 to the consolidated multi-employer pension plan of which $600 was allocated to the UAAL and $50 was allocated to service and interest costs and expensed in 2011.  Future contributions will be dependent, among other things, on the investment performance of assets in the plan.  The funding commitments under the MOU replace the prior commitments under the four existing funds to pay an agreed upon amount per hour worked by eligible employees.

The Company recognizes expense in connection with these plans as contributions are funded, or in the case of the UFCW consolidated pension plan, when commitments are made.  The Company made contributions to these funds of $946 in 2011, $262 in 2010 and $233 in 2009.  The cash contributions for 2011 include the Company’s $650 contribution to the UFCW consolidated pension plan in the fourth quarter of 2011.

The risks of participating in multi-employer pension plans are different from the risks of participating in single-employer pension plans in the following respects:

a.               Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

b.              If a participating employer stops contributing to the plan, the unfunded obligations of the plan allocable to such withdrawing employer may be borne by the remaining participating employers.

c.               If the Company stops participating in some of its multi-employer pension plans, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans is outlined in the following tables.  The EIN / Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent Pension Protection Act Zone Status available in 2011 and 2010 is for the plan’s year-end at December 31, 2010 and December 31, 2009, respectively.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The FIP/RP Status Pending / Implemented Column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  Unless otherwise noted, the information for these tables was obtained from the Forms 5500 filed for each plan’s year-end at December 31, 2010 and December 31, 2009.  The multi-employer contributions listed in the table below are the Company’s multi-employer contributions made in fiscal years 2011, 2010, and 2009.

The following table contains information about the Company’s multi-employer pension plans:

				FIP/RP
		Pension Protection		Status
	EIN / Pension	Act Zone Status		Pending/	Multi-Employer Contributions			Surcharge
Pension Fund	Plan Number	2011	2010	Implemented	2011	2010	2009	Imposed(8)
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund(1) (2)	95-1939092 - 001	Red	Red	Implemented	$40	$41	$42	No
BD of Trustees of UNTD Food and Commercial(1) (6)	58-6101602 - 001	Red	Red	Implemented	59	47	35	No
Desert States Employers & UFCW Unions Pension Plan(1)	84-6277982 - 001	Yellow	Red	Implemented	20	17	15	No
UFCW Unions and Food Employers Pension Plan of Central Ohio(1) (6)	31-6089168 - 001	Red	Red	Implemented	23	21	20	No
Sound Retirement Trust (formerly Retail Clerks Pension Plan)(1) (3)	91-6069306 - 001	Green	Yellow	Implemented	10	9	9	No
Rocky Mountain UFCW Unions and Employers Pension Plan(1)	84-6045986 - 001	Red	Red	Implemented	16	16	10	No
Indiana UFCW Unions and Retail Food Employers Pension Plan(1) (6)	35-6244695 - 001	Red	Red	Pending	5	5	4	No
Oregon Retail Employees Pension Plan(1)	93-6074377 - 001	Red	Red	Implemented	6	6	5	No
Bakery and Confectionary Union & Industry International Pension Fund	52-6118572 - 001	Green	Yellow	No	9	6	5	No
Washington Meat Industry Pension Trust(1) (4)	91-6134141 - 001	Red	Green	Implemented	2	2	2	Yes
Retail Food Employers & UFCW Local 711 Pension(1)	51-6031512 - 001	Red	Red	Implemented	7	7	7	No
Denver Area Meat Cutters and Employers Pension Plan(1)	84-6097461 - 001	Red	Red	Implemented	8	8	4	No
United Food & Commercial Workers Intl Union — Industry Pension Fund(1) (5)	51-6055922 - 001	Green	Green	No	33	30	27	No
Northwest Ohio UFCW Union and Employers Joint Pension Fund(1) (6)	34-0947187 - 001	Red	Red	Implemented	2	2	2	No
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	31	30	30	No
Central States, Southeast & Southwest Areas Pension Plan	36-6044243 - 001	Red	Red	Implemented	14	8	7	No
UFCW Consolidated Pension Plan(1) (7)	58-6101602 - 001	N/A	N/A	N/A	650	—	—	No
Other					11	7	9

Total Contributions					$946	$262	$233

(1)                    The Company’s multi-employer contributions to these respective funds represent more than 5% of the total contributions received by the pension funds.

(2)                    The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at March 31, 2011 and March 31, 2010.

(3)                    The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2010 and September 30, 2009.

(4)                    The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at June 30, 2010 and June 30, 2009.

(5)                    The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at June 30, 2010 and June 30, 2009.

(6)                    As of December 31, 2011, these four pension funds were consolidated into the UFCW consolidated pension plan.  See the above information regarding this multi-employer pension fund consolidation.

(7)                    The UFCW consolidated pension plan was formed on January 1, 2012, as the result of the merger of four existing multi-employer pension plans.  See the above information regarding this multi-employer pension fund consolidation.

(8)                    Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of January 28, 2012, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund, except for the pension fund noted above with an imposed surcharge.

The following table describes (a) the expiration date of the Company’s collective bargaining agreements and (b) the expiration date of the Company’s most significant collective bargaining agreements for each of the material multi-employer funds in which the Company participates.

	Expiration Date	Most Significant Collective
	of Collective	Bargaining Agreements(1)
	Bargaining	(not in millions)
Pension Fund	Agreement	Count	Expiration
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund	March 2014 to June 2014	2	March 2014 to June 2014
UFCW Consolidated Pension Fund(3)	October 2011(2) to October 2014	8	October 2011(2) to March 2014
Desert States Employers & UFCW Unions Pension Plan	October 2012 to June 2014	1	October 2012
Sound Retirement Trust (formerly Retail Clerks Pension Plan)	May 2013 to December 2013	2	May 2013 to August 2013
Rocky Mountain UFCW Unions and Employers Pension Plan	September 2013 to October 2013	1	September 2013
Oregon Retail Employees Pension Plan	February 2011(2) to April 2015	3	July 2012 to June 2013
Bakery and Confectionary Union & Industry International Pension Fund	May 2011(2) to April 2015	4	August 2012 to June 2014
Washington Meat Industry Pension Trust	January 2012(2) to July 2013	1	May 2013
Retail Food Employers & UFCW Local 711 Pension	February 2012 to November 2013	2	February 2012
Denver Area Meat Cutters and Employers Pension Plan	September 2013 to October 2013	1	September 2013
United Food & Commercial Workers Intl Union — Industry Pension Fund	September 2008(2) to October 2014	2	March 2012 to June 2013
Western Conference of Teamsters Pension Plan	April 2012 to September 2015	5	August 2014 to September 2015
Central States, Southeast & Southwest Areas Pension Plan	September 2014	2	September 2014

(1)          This column represents the number of significant collective bargaining agreements and their expiration date range for each the Company’s pension funds listed above.  For purposes of this table, the “significant collective bargaining agreements” are the largest based on covered employees that, when aggregated, cover the majority of the employees for which we make multi-employer contributions for the referenced pension fund.

(2)          Certain collective bargaining agreements for each of these pension funds are operating under an extension.

(3)          As of January 1, 2012, four multi-employer pension funds were consolidated into the UFCW consolidated pension plan.  See the above information regarding this multi-employer pension fund consolidation.

Based on the most recent information available to it, the Company believes that the present value of actuarial accrued liabilities in most of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits.  Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a substantial withdrawal liability.  Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were approximately $1,000 in 2011 and $900 in 2010 and 2009.

15.     RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the FASB amended its standards related to the testing of goodwill for impairment.  The objective of this amendment is to simplify the annual goodwill impairment evaluation process.  The amendment provides entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value.  The new rules are effective for interim and annual periods beginning after December 15, 2011; however entities were permitted to adopt the standards early.  The Company did not adopt these standards early for its 2011 goodwill impairment testing process.  Because the measurement of a potential impairment loss has not changed, the amended standards will not have an effect on the Company’s Consolidated Financial Statements.

In June 2011, the FASB amended its rules regarding the presentation of comprehensive income.  The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new rules were to become effective for interim and annual periods beginning after December 15, 2011.  In December 2011, the FASB deferred certain aspects of this standard beyond the December 15, 2011 effective date, specifically the provisions dealing with reclassification adjustments.  Because the standards only affect the display of comprehensive income and do not affect what is included in comprehensive income, the standards will not have a material effect on the Company’s Consolidated Financial Statements.

In May 2011, the FASB amended its standards related to fair value measurements and disclosures.  The objective of the amendment is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards.  This amendment primarily changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  In addition, the amendment clarified the FASB’s intent about the application of existing fair value measurement requirements.  The new standard also requires additional disclosures related to fair value measurements categorized within Level 3 of the fair value hierarchy and requires disclosure of the categorization in the hierarchy for items that are not recorded at fair value but as to which fair value is required to be disclosed.  The new rules became effective for interim and annual periods beginning after December 15, 2011.  While the Company is still finalizing its evaluation of the effect of this amended standard on its Consolidated Financial Statements, the Company believes this new standard will not have a material effect on its Consolidated Financial Statements.

16.       INVESTMENT IN VARIABLE INTEREST ENTITY

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

17.       QUARTERLY DATA (UNAUDITED)

The two tables that follow reflect the unaudited results of operations for 2011 and 2010.

	Quarter
2011	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$27,461	$20,913	$20,594	$21,406	$90,374
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	21,624	16,555	16,358	16,957	71,494
Operating, general, and administrative	4,335	3,353	3,318	4,339	15,345
Rent	192	143	141	143	619
Depreciation and amortization	499	374	372	393	1,638

Operating profit (loss)	811	488	405	(426)	1,278
Interest expense	138	97	99	101	435

Earnings before income tax expense (loss)	673	391	306	(527)	843
Income tax expense (benefit)	252	108	108	(221)	247

Net earnings (loss) including noncontrolling interests	421	283	198	(306)	596
Net earnings (loss) attributable to noncontrolling interests	(11)	2	2	1	(6)

Net earnings (loss) attributable to The Kroger Co.	$432	$281	$196	$(307)	$602

Net earnings (loss) attributable to The Kroger Co. per basic common share	$0.71	$0.47	$0.33	$(0.54)	$1.01

Average number of shares used in basic calculation	608	596	583	565	590

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$0.70	$0.46	$0.33	$(0.54)	$1.01

Average number of shares used in diluted calculation	612	600	586	565	593

Dividends declared per common share	$0.105	$0.105	$0.115	$0.115	$0.44

Annual amounts may not sum due to rounding.

	Quarter
2010	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$24,738	$18,760	$18,667	$19,884	$82,049
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	19,155	14,550	14,550	15,548	63,803
Operating, general, and administrative	4,191	3,205	3,195	3,232	13,823
Rent	191	143	148	141	623
Depreciation and amortization	478	368	368	386	1,600
Goodwill impairment charge	—	—	—	18	18

Operating profit	723	494	406	559	2,182
Interest expense	132	102	103	111	448

Earnings before income tax expense	591	392	303	448	1,734
Income tax expense	216	124	96	165	601

Net earnings including noncontrolling interests	375	268	207	283	1,133
Net earnings attributable to noncontrolling interests	1	6	5	5	17

Net earnings attributable to The Kroger Co.	$374	$262	$202	$278	$1,116

Net earnings attributable to The Kroger Co. per basic common share	$0.58	$0.41	$0.32	$0.44	$1.75

Average number of shares used in basic calculation	641	637	633	627	635

Net earnings attributable to The Kroger Co. per diluted common share	$0.58	$0.41	$0.32	$0.44	$1.74

Average number of shares used in diluted calculation	645	640	636	631	638

Dividends declared per common share	$0.095	$0.095	$0.105	$0.105	$0.40

Annual amounts may not sum due to rounding.

Certain revenue transactions previously reported in sales and merchandise costs in the Consolidated Statements of Operations are now reported within operating, general and administrative expense as of January 30, 2011.  Certain prior year amounts have been revised or reclassified to conform to the current year presentation.  These amounts were not material to the prior periods.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

As of January 28, 2012, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of January 28, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in Kroger’s internal control over financial reporting during the fiscal quarter ended January 28, 2012, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of January 28, 2012.

The effectiveness of the Company’s internal control over financial reporting as of January 28, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the copies of all Section 16(a) forms received by the Company, and any written representations from certain persons that no Forms 5 were required by those persons, the Company believes that all filing requirements applicable to its officers, directors and 10% beneficial owners were timely satisfied during and with respect to 2011.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of March 27, 2012.  Except as otherwise noted, each person has held office for at least five years.  Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History
Kathleen S. Barclay	56	Ms. Barclay was elected Senior Vice President, Human Resources on December 10, 2009. Prior to her election, she headed Global Human Resources for General Motors Corporation for more than ten years.

Jeffrey D. Burt	49

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

Geoffrey J. Covert	60

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

David B. Dillon	60

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

Kevin M. Dougherty	59

Mr. Dougherty was elected Group Vice President, Logistics effective May 6, 2004. Mr. Dougherty joined the Company as Vice President, Supply Chain Operations in 2001. Before joining the Company, he maintained an independent consulting practice focusing on logistics and operational performance.

Michael J. Donnelly	53

Mr. Donnelly was elected Senior Vice President of Merchandising effective July 1, 2011. Prior to his election, Mr. Donnelly held a variety of key management positions with the Company, including President of Ralphs Grocery Company, President of Fry’s Food Stores, and Senior Vice President, Drug/GM Merchandising and Procurement. Mr. Donnelly joined the Company in 1978 as a clerk.

Paul W. Heldman	60

Mr. Heldman was elected Executive Vice President effective May 5, 2006, Senior Vice President effective October 5, 1997, Secretary on May 21, 1992, and Vice President and General Counsel effective June 18, 1989. Prior to his election, he held various positions in the Company’s Law Department. Mr. Heldman joined the Company in 1982.

Scott M. Henderson	56

Mr. Henderson was elected Vice President effective June 26, 2003 and Treasurer effective January 6, 2002. Mr. Henderson joined the Company in 1981 as Manager of Financial Reporting. He held a variety of management positions and was promoted to Vice President of Planning in February 2000.

Christopher T. Hjelm	50

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

Calvin J. Kaufman	49

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

Lynn Marmer	59

Ms. Marmer was elected Group Vice President, Corporate Affairs effective January 19, 1998. Prior to her election, Ms. Marmer was an attorney in the Company’s Law Department. Ms. Marmer joined the Company in 1997. Before joining the Company she was a partner in the law firm of Dinsmore & Shohl.

W. Rodney McMullen	51

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

M. Marnette Perry	60

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

J. Michael Schlotman	54

Mr. Schlotman was elected Senior Vice President effective June 26, 2003, and Group Vice President and Chief Financial Officer effective January 26, 2000. Prior to that he was elected Vice President and Corporate Controller in 1995, and served in various positions in corporate accounting since joining the Company in 1985.

M. Elizabeth Van Oflen	54

Ms. Van Oflen was elected Vice President and Controller on April 11, 2003. Prior to her election, she held various positions in the Company’s Finance and Tax Departments. Ms. Van Oflen joined the Company in 1982.

R. Pete Williams	57

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

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	31,710,561	$21.80	30,877,086
Equity compensation plans not approved by security holders	—	$—	—
Total	31,710,561	$21.80	30,877,086

(1)

The total number of securities reported includes the maximum number of common shares, 728,944, that may be issued under performance units granted under one or more long-term incentive plans.  The nature of the awards is more particularly described in the Compensation Discussion and Analysis-Equity section of the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.  The weighted-average exercise price in column (b) does not take these performance unit awards into account.  Based on historical data, the Company’s best estimate of the number of securities that will be issued under the performance unit agreements is approximately 199,911.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011
Consolidated Statements of Operations for the years ended January 28, 2012, January 29, 2011 and January 30, 2010
Consolidated Statements of Cash Flows for the years ended January 28, 2012, January 29, 2011 and January 30, 2010
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

10.2*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.3*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.4*	The Kroger Co. 401(k) Retirement Savings Account Restoration Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.5*	Dillon Companies, Inc. Excess Benefit Pension Plan. Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.6*

The Kroger Co. Supplemental Retirement Plans for Certain Retirement Benefit Plan Participants.  Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.7*	The Kroger Co. 2006 Long-Term Bonus Plan. Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

10.8*	The Kroger Co. 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2005.

10.9*

Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans.  Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.10*

Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans.  Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 24, 2008.

10.11

Amended and Restated Credit Agreement dated as of January 25, 2012, among The Kroger Co., the initial lenders named therein, Bank of America, N.A., as administrative agent, Citibank, N.A., as syndication agent, and The Royal Bank of Scotland plc, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2012, amended by Amendment No.1 dated as of February 29, 2012 incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2012.

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

10.14*	The Kroger Co. Employee Protection Plan dated December 13, 2007. Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.15*	The Kroger Co. 2008 Long-Term Bonus Plan. Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.16*	The Kroger Co. 2008 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 26, 2008.

10.17*

Letter Agreement dated June 24, 2009 between the Company and Don W. McGeorge. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 15, 2009.

10.18*	Form of Performance Unit Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 13, 2011.

10.19*	The Kroger Co. 2010 Long-Term Bonus Plan. Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

10.20*	The Kroger Co. 2011 Long-Term Cash Bonus Plan (filed herewith).

10.21*	The Kroger Co. 2011 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2011.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: March 27, 2012	By	*/s/ David B. Dillon
David B. Dillon
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 27th of March 2012.

*/s/ Reuben V. Anderson	Director
Reuben V. Anderson

*/s/ Robert D. Beyer	Director
Robert D. Beyer

*/s/ David B. Dillon	Chairman, Chief Executive Officer and Director
David B. Dillon

*/s/ Susan J. Kropf	Director
Susan J. Kropf

*/s/ John T. LaMacchia	Director
John T. LaMacchia

*/s/ David B. Lewis	Director
David B. Lewis

*/s/ W. Rodney McMullen	President, Chief Operating Officer and Director
W. Rodney McMullen

*/s/ Jorge P. Montoya	Director
Jorge P. Montoya

*/s/ Clyde R. Moore	Director
Clyde R. Moore

*/s/ Susan M. Phillips	Director
Susan M. Phillips

*/s/ Steven R. Rogel	Director
Steven R. Rogel

*/s/ James A. Runde	Director
James A. Runde

*/s/ Ronald L. Sargent	Director
Ronald L. Sargent

*/s/ J. Michael Schlotman	Chief Financial Officer
J. Michael Schlotman	(principal financial officer)

*/s/ Bobby S. Shackouls		Director
Bobby S. Shackouls

*/s/ M. Elizabeth Van Oflen		Vice President & Controller
M. Elizabeth Van Oflen		(principal accounting officer)

By:	*/s/ Bruce M. Gack
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

10.2*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.3*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.4*	The Kroger Co. 401(k) Retirement Savings Account Restoration Plan. Incorporated by reference of Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.5*	Dillon Companies, Inc. Excess Benefit Pension Plan. Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.6*

The Kroger Co. Supplemental Retirement Plans for Certain Retirement Benefit Plan Participants.  Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.7*	The Kroger Co. 2006 Long Term Bonus Plan. Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

10.8*	The Kroger Co. 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2005.

10.9*

Form of Restricted Stock Grant Agreement under Long-Term Incentive Plans.  Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.10*

Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans.  Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 24, 2008.

10.11

 Amended and Restated Credit Agreement dated as of January 25, 2012, among The Kroger Co., the initial lenders named therein, Bank of America, N.A., as administrative agent, Citibank, N.A., as syndication agent, and The Royal Bank of Scotland plc, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2012, amended by Amendment No.1 dated as of February 29, 2012 incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2012.

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

10.14*	The Kroger Co. Employee Protection Plan dated December 13, 2007. Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.15*	The Kroger Co. 2008 Long-Term Bonus Plan. Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.16*	The Kroger Co. 2008 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 26, 2008.

10.17*

Letter Agreement dated June 24, 2009 between the Company and Don W. McGeorge.  Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 15, 2009.

10.18*	Form of Performance Unit Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 13, 2011.

10.19*	The Kroger Co. 2010 Long-Term Bonus Plan. Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

10.20*	The Kroger Co. 2011 Long-Term Cash Bonus Plan (filed herewith).

10.21*	The Kroger Co. 2011 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2011.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.