Form 10-Q
period 2012-05-19
KROGER CO
filed 2012-06-26
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 19, 2012

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

There were 544,680,363 shares of Common Stock ($1 par value) outstanding as of June 22, 2012.

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	First Quarter Ended
	May 19,	May 21,
	2012	2011
Sales	$29,065	$27,461
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	23,095	21,624
Operating, general and administrative	4,464	4,335
Rent	191	192
Depreciation and amortization	501	499

Operating profit	814	811
Interest expense	141	138

Earnings before income tax expense	673	673
Income tax expense	232	252

Net earnings including noncontrolling interests	441	421
Net earnings (loss) attributable to noncontrolling interests	2	(11)

Net earnings attributable to The Kroger Co.	$439	$432

Net earnings attributable to The Kroger Co. per basic common share	$0.78	$0.71

Average number of common shares used in basic calculation	556	608

Net earnings attributable to The Kroger Co. per diluted common share	$0.78	$0.70

Average number of common shares used in diluted calculation	559	612

Dividends declared per common share	$0.115	$0.105

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions and unaudited)

	First Quarter Ended
	May 19, 2012	May 21, 2011
Net earnings including noncontrolling interests	$441	$421

Other comprehensive income
Unrealized gain on available for sale securities, net of income tax(1)	—	2
Amortization of amounts included in net periodic pension expense, net of income tax(2)	18	12
Unrealized loss on cash flow hedging activities, net of income tax(3)	(14)	—
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax	2	—

Total other comprehensive income	6	14

Comprehensive income	447	435
Comprehensive income (loss) attributable to noncontrolling interests	2	(11)
Comprehensive income attributable to The Kroger Co.	$445	$446

(1)          Amount is net of tax of $1 for the first quarter of 2011.

(2)          Amount is net of tax of $12 for the first quarter of 2012 and $7 for the first quarter of 2011.

(3)          Amount is net of tax of $(9) for the first quarter of 2012.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	May 19,	January 28,
	2012	2012
ASSETS
Current assets
Cash and temporary cash investments	$511	$188
Deposits in-transit	839	786
Receivables	922	949
FIFO inventory	6,066	6,157
LIFO reserve	(1,089)	(1,043)
Prepaid and other current assets	347	288
Total current assets	7,596	7,325

Property, plant and equipment, net	14,522	14,464
Goodwill	1,138	1,138
Other assets	535	549

Total Assets	$23,791	$23,476

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,335	$1,315
Trade accounts payable	4,518	4,329
Accrued salaries and wages	895	1,056
Deferred income taxes	190	190
Other current liabilities	2,416	2,215
Total current liabilities	9,354	9,105

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	6,757	6,826
Adjustment to reflect fair-value interest rate hedges	14	24
Long-term debt including obligations under capital leases and financing obligations	6,771	6,850

Deferred income taxes	696	647
Pension and postretirement benefit obligations	1,404	1,393
Other long-term liabilities	1,499	1,515

Total Liabilities	19,724	19,510

Commitments and contingencies (see Note 6)

SHAREOWNERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 1,000 shares authorized; 959 shares issued in 2012 and 2011	959	959
Additional paid-in capital	3,454	3,427
Accumulated other comprehensive loss	(838)	(844)
Accumulated earnings	8,945	8,571
Common shares in treasury, at cost, 410 shares in 2012 and 398 shares in 2011	(8,440)	(8,132)

Total Shareowners’ Equity - The Kroger Co.	4,080	3,981
Noncontrolling interests	(13)	(15)

Total Equity	4,067	3,966

Total Liabilities and Equity	$23,791	$23,476

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Quarter Ended
	May 19, 2012	May 21, 2011
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$441	$421
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	501	499
LIFO charge	46	46
Stock-based employee compensation	24	24
Expense for Company-sponsored pension plans	31	23
Deferred income taxes	58	(57)
Other	(3)	40
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(53)	(50)
Receivables	3	(3)
Inventories	91	86
Prepaid expenses	(56)	(48)
Trade accounts payable	214	68
Accrued expenses	(44)	31
Income taxes receivable and payable	94	152
Other	(43)	3

Net cash provided by operating activities	1,304	1,235

Cash Flows from Investing Activities:
Payments for capital expenditures	(542)	(521)
Proceeds from sale of assets	9	3
Other	6	9

Net cash used by investing activities	(527)	(509)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	846	3
Dividends paid	(65)	(65)
Payments on long-term debt	(527)	(507)
Net payments on commercial paper	(370)	—
Excess tax benefits on stock-based awards	1	2
Proceeds from issuance of capital stock	38	60
Treasury stock purchases	(345)	(544)
Decrease in book overdrafts	(24)	(70)
Other	(8)	1

Net cash used by financing activities	(454)	(1,120)

Net increase (decrease) in cash and temporary cash investments	323	(394)

Cash and temporary cash investments:
Beginning of year	188	825
End of quarter	$511	$431

Reconciliation of capital expenditures:
Payments for property and equipment	$(542)	$(521)
Changes in construction-in-progress payables	(15)	(59)
Total capital expenditures	$(557)	$(580)

Disclosure of cash flow information:
Cash paid during the quarter for interest	$113	$134
Cash paid during the quarter for income taxes	$94	$149

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 29, 2011	959	$959	$3,394	339	$(6,732)	$(550)	$8,225	$2	$5,298
Issuance of common stock:
Stock options exercised	—	—	—	(3)	60	—	—	—	60
Restricted stock issued	—	—	(6)	—	4	—	—	—	(2)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	21	(504)	—	—	—	(504)
Stock options exchanged	—	—	—	2	(40)	—	—	—	(40)
Share-based employee compensation	—	—	24	—	—	—	—	—	24
Other comprehensive gain net of income tax of $8	—	—	—	—	—	14	—	—	14
Other	—	—	2	—	(4)	—	—	—	(2)
Cash dividends declared ($0.105 per common share)	—	—	—	—	—	—	(65)	—	(65)
Net earnings including noncontrolling interests	—	—	—	—	—	—	432	(11)	421

Balances at May 21, 2011	959	$959	$3,414	359	$(7,216)	$(536)	$8,592	$(9)	$5,204

Balances at January 28, 2012	959	$959	$3,427	398	$(8,132)	$(844)	$8,571	$(15)	$3,966
Issuance of common stock:
Stock options exercised	—	—	—	(2)	38	—	—	—	38
Restricted stock issued	—	—	(2)	—	1	—	—	—	(1)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	13	(302)	—	—	—	(302)
Stock options exchanged	—	—	—	1	(43)	—	—	—	(43)
Share-based employee compensation	—	—	24	—	—	—	—	—	24
Other comprehensive gain net of income tax of $3	—	—	—	—	—	6	—	—	6
Other	—	—	5	—	(2)	—	—	—	3
Cash dividends declared ($0.115 per common share)	—	—	—	—	—	—	(65)	—	(65)
Net earnings including noncontrolling interests	—	—	—	—	—	—	439	2	441

Balances at May 19, 2012	959	$959	$3,454	410	$(8,440)	$(838)	$8,945	$(13)	$4,067

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

1.              ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries, and the Variable Interest Entities (“VIEs”) in which the Company is the primary beneficiary.  The January 28, 2012 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”).  Significant intercompany transactions and balances have been eliminated.  References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.  The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations.  Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of The Kroger Co. for the fiscal year ended January 28, 2012.

The unaudited information in the Consolidated Financial Statements for the first quarters ended May 19, 2012 and May 21, 2011, includes the results of operations of the Company for the 16-week periods then ended.

2.              DEBT OBLIGATIONS

Long-term debt consists of:

	May 19,	January 28,
	2012	2012
2.20% to 8.00% Senior Notes due through 2042	$7,433	$7,078
5.00% to 9.50% Mortgages due in varying amounts through 2034	61	65
Commercial paper borrowings	—	370
Other	207	230

Total debt, excluding capital leases and financing obligations	7,701	7,743

Less current portion	(1,296)	(1,275)

Total long-term debt, excluding capital leases and financing obligations	$6,405	$6,468

In the first quarter of 2012, the Company issued $500 of senior notes due in fiscal year 2022 bearing an interest rate of 3.40% and $350 of senior notes due in fiscal year 2042 bearing an interest rate of 5.00%.  In the first quarter of 2012, the Company repaid $491 of senior notes bearing an interest rate of 6.75% upon their maturity.

3.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first quarters of 2012 and 2011.

	First Quarter
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$16	$14	$5	$4
Interest cost	49	52	5	5
Expected return on plan assets	(65)	(63)	—	—
Amortization of:
Prior service cost	—	—	(1)	(1)
Actuarial loss	31	20	—	—

Net periodic benefit cost	$31	$23	$9	$8

The Company contributed $44 and $40 to employee 401(k) retirement savings accounts in the first quarter of 2012 and 2011, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded.

4.              EARNINGS PER COMMON SHARE

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

	First Quarter Ended			First Quarter Ended
	May 19, 2012			May 21, 2011
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$436	556	$0.78	$429	608	$0.71
Dilutive effect of stock options		3			4

Net earnings attributable to The Kroger Co. per diluted common share	$436	559	$0.78	$429	612	$0.70

The Company had undistributed and distributed earnings to participating securities totaling $3 in each of the first quarters of 2012 and 2011.

The Company had options outstanding for approximately 10 and 13 shares during the first quarters of 2012 and 2011, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

5.              RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its rules regarding the presentation of comprehensive income.  The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new rules became effective for interim and annual periods beginning after December 15, 2011.  In December 2011, the FASB deferred certain aspects of this standard beyond the December 15, 2011 effective date, specifically the provisions dealing with reclassification adjustments.  The Company adopted this amended standard effective January 29, 2012 by presenting Consolidated Statements of Comprehensive Income after the Consolidated Statements of Operations. Because this standard only affects the display of comprehensive income and does not affect what is included in comprehensive income, this standard did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2011, the FASB amended its rules for disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption was prohibited), result in a common definition of fair value and common requirements for fair value measurement and disclosure between GAAP and International Financial Accounting Standards. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of the amended accounting guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

6.              COMMITMENTS AND CONTINGENCIES

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

Litigation — On October 6, 2006, the Company petitioned the Tax Court (Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc. v. Commissioner of Internal Revenue, Docket No. 20364-06) for a redetermination of deficiencies asserted by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition therefore did not qualify for a Section 338(h)(10) election.  On January 27, 2011, the Tax Court issued its opinion upholding the Company’s position that the acquisition of the stock qualified as a purchase, granting the Company’s motion for partial summary judgment and denying the Tax Commissioner’s motion.  All remaining issues in the matter have been resolved and the Tax Court entered its decision on May 2, 2012.  The Tax Commissioner has 90 days from the entry of the Tax Court’s decision to file an appeal.  As of May 19, 2012, an adverse decision would require a cash payment of up to approximately $561, including interest.  Any accounting implications of an adverse decision in this case would be charged through the statement of operations.

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

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where it is reasonably possible to estimate and where an adverse outcome is probable.  Nonetheless, assessing and predicting the outcomes of these matters involved substantial uncertainties.  Management currently believes that the aggregate range of loss for the Company’s exposure is not material to the Company.  It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

The determination of the obligation and expense for the Company’s defined benefit retirement pension plan and other post-retirement benefits is dependent on the Company’s selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in the Company’s 2011 Annual Report on Form 10-K and include, among other things, the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs.  Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company did not make any contributions to its Company-sponsored defined benefit pension plans in the first quarter of 2012.  Although the Company is not required to make cash contributions to its Company-sponsored defined benefit pension plans during 2012, the Company expects to contribute approximately $75 to these plans in 2012.  Additional contributions may be made if required under the Pension Protection Act to avoid any benefit restrictions.  The Company expects any voluntary contributions made during 2012 will reduce its minimum required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.  In addition, the Company expects its cash contributions and expense to the 401(k) Retirement Savings Account Plan from automatic and matching contributions to participants to increase slightly in 2012, compared to 2011.

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

Based on the most recent information available to it, the Company believes that the present value of actuarial accrued liabilities in most of these multi-employer plans exceeds the value of the assets held in trust to pay benefits.  Because the Company is one of a number of employers contributing to these plans, it is difficult to ascertain what the Company’s “share” of the underfunding would be, although we anticipate the Company’s contributions to these plans will increase each year.  The Company believes that levels of underfunding have not changed significantly since year-end.  As a result, excluding the UFCW consolidated pension plan, the Company expects meaningful increases in expense as a result of increases in multi-employer pension plan contributions over the next few years to reduce this underfunding.  Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a substantial withdrawal liability.  Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

The Company has $311 accrued as of both May 19, 2012 and January 28, 2012 in other long-term liabilities related to the Company’s contractual obligation for the UFCW consolidated pension plan, which resulted from the consolidation of four UFCW multi-employer pension plans into one multi-employer pension plan in the fourth quarter of 2011.  For more information regarding this other long-term liability and the consolidation of the four UFCW multi-employer pension plans into one multi-employer pension plan in the fourth quarter of 2011, please refer to Note 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

7.              DERIVATIVE FINANCIAL INSTRUMENTS

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

Fair Value Interest Rate Swaps

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of May 19, 2012 and January 28, 2012.

	May 19, 2012		January 28, 2012
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$1,175	$—	$1,625	$—
Number of contracts	13	—	18	—
Duration in years	0.60	—	0.74	—
Average variable rate	3.39%	—	3.84%	—
Average fixed rate	5.53%	—	5.87%	—
Maturity	Between June 2012 and April 2013		Between April 2012 and April 2013

During the first quarter of 2012, five of the Company’s fair value swaps, with a notional amount of $450, matured.

The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in current income as “Interest expense.”  These gains and losses for the first quarters of 2012 and 2011 were as follows:

	First Quarter Ended
	May 19, 2012		May 21, 2011
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$(10)	$8	$(4)	$5

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
Derivatives Designated as Fair Value Hedging Instruments	May 19, 2012	January 28, 2012	Balance Sheet Location
Interest Rate Hedges	$15	$25	Other Assets

Cash Flow Forward-Starting Interest Rate Swaps

As of May 19, 2012, the Company had 10 forward-starting interest rate swap agreements with maturity dates of April 2013 with an aggregate notional amount totaling $500.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt in fiscal year 2013.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of May 19, 2012, the fair value of the interest rates swaps was recorded in other long-term liabilities for $37 and accumulated other comprehensive loss for $23 net of tax.

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

During the first quarter of 2012, the Company terminated 14 forward-starting interest rate swap agreements with maturity dates of May 2012 with an aggregate notional amount totaling $700.  These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt to be issued in the first quarter of 2012.  As discussed in Note 2, the Company issued $850 of senior notes in the first quarter of 2012.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $27 has been deferred net of tax in accumulated other comprehensive income (“AOCI”) and will be amortized to earnings as the payment of interest to which the hedge relates are made.

The following tables summarize the effect of the Company’s derivative instruments designated as cash flow hedges for the first quarter of 2012 and 2011:

	First Quarter Ended
	Amount of Gain/(Loss) in AOCI on Derivatives (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	May 19, 2012	May 21, 2011	May 19, 2012	May 21, 2011	Reclassified into Income (Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(42)	$(5)	$(2)	$—	Interest expense

*The amount of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges that were terminated prior to the first quarter of 2012.

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

8.              FAIR VALUE MEASUREMENTS

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at May 19, 2012 and January 28, 2012:

May 19, 2012 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$8	$—	$20	$28
Long-Lived Assets	—	—	1	1
Interest Rate Hedges	—	(22)	—	(22)
Total	$8	$(22)	$21	$7

January 28, 2012 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$8	$—	$20	$28
Long-Lived Assets	—	—	23	23
Interest Rate Hedges	—	(16)	—	(16)
Total	$8	$(16)	$43	$35

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets, and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 2 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K for further discussion of the Company’s policies regarding the valuation of long-lived assets and store lease exit costs.  For the first quarter of 2012, long-lived assets with a carrying amount of $3 were written down to their fair value of $1 resulting in an impairment charge of $2.  For the first quarter of 2011, long-lived assets with a carrying amount of $12 were written down to their fair value of $3 resulting in an impairment charge of $9.

For the first quarter of 2011, the Company recorded unrealized gains on its Level 3 Available-for-Sale Securities in the amount of $3.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based on the net present value of the future cash flow using the forward interest rate yield curve in effect at May 19, 2012, and January 28, 2012, which is a Level 3 measurement technique.  At May 19, 2012, the fair value of total debt was $8,564 compared to a carrying value of $7,701.  At January 28, 2012, the fair value of total debt was $8,700 compared to a carrying value of $7,743.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At May 19, 2012, and January 28, 2012, the carrying and fair value of long-term investments for which fair value is determinable was $44 and $50, respectively.

9.  INCOME TAXES

The effective income tax rate was 34.5% and 37.4% for the first quarters of 2012 and 2011, respectively.  The 2012 effective income tax rate differed from the federal statutory rate primarily due to the favorable resolution of certain tax issues, partially offset by the effect of state income taxes.  The 2011 effective income tax rate differed from the federal statutory rate primarily due to the effect of state income taxes.

10.       SUBSEQUENT EVENTS

In anticipation of future debt refinancing in fiscal years 2013 and 2014, the Company, in the second quarter of 2012, entered into additional forward-starting interest rate swap agreements with an aggregate notional amount totaling $350.  After entering into these additional forward starting interest rate swaps, the Company has a total of $850 notional amount of forward starting interest rate swaps outstanding.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.

With a portion of the proceeds received from the Company’s issuance of senior notes in the first quarter of 2012, the Company repaid at maturity in the second quarter of 2012 $346 million of senior notes bearing an interest rate of 6.2%.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

First quarter 2012 total sales were $29.1 billion compared with $27.5 billion for the same period of 2011.  This increase was attributable to identical supermarket sales increases, higher average retail fuel prices and increased fuel gallon sales.  Identical supermarket sales without fuel increased 4.2% in the first quarter of 2012, compared to the first quarter of 2011, primarily due to product cost inflation, increased transaction count, an increase in the average sale per shopping trip, an increase in the number of households shopping with us and a great pharmacy performance.  Our exceptional identical pharmacy results were achieved equally from transfers to our pharmacies of prescriptions from a former Express Scripts provider and an outstanding operating performance from our pharmacies during the first quarter of 2012.  Every supermarket department had positive identical sales, led by significant growth in natural foods, pharmacy, bakery and deli. Our identical supermarket sales were also positive in each of our supermarket operating divisions.  This continues our trend of positive identical supermarket sales growth for 34 consecutive quarters. Our Customer 1st strategy continues to deliver solid results.

For the first quarter of 2012, net earnings totaled $439 million, or $0.78 per diluted share, compared to $432 million, or $0.70 per diluted share for the same period of 2011.  Net earnings for the first quarter of 2012, compared to the first quarter of 2011, benefited from increased supermarket sales, productivity improvements, effective cost controls, the favorable resolution of certain tax issues, the benefit received in lower operating expenses from the consolidation of four UFCW multi-employer pension plans in the prior year and exceptional pharmacy results, partially offset by continued investments in lower prices for our customers and increases in our credit card fees and health care costs.  Earnings from our fuel operations remained consistent in the first quarter of 2012, compared to the first quarter of 2011.

Based on the strength of our results for the first quarter of 2012, we have increased both the lower and upper range of our guidance for net earnings per diluted share for fiscal year 2012.  Please refer to the “Outlook” section for more information on our expectations.  Our Customer 1st strategy is continuing to connect with customers.  We have shown that our focus on people, products, prices and the shopping experience is meaningful to customers.  As a result, we are rewarding shareholders through net earnings per diluted share growth, through increasing dividends over time and through share buybacks.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $439 million for the first quarter of 2012, an increase of 1.6% from net earnings of $432 million for the first quarter of 2011.  The increase in our net earnings for the first quarter of 2012, compared to the first quarter of 2011, resulted primarily from an increase in non-fuel operating profit and a lower effective tax rate.  Earnings from our fuel operations remained consistent in the first quarter of 2012, compared to the first quarter of 2011.  The increase in non-fuel operating profit for the first quarter of 2012, compared to the first quarter of 2011, resulted primarily from the benefit of increased supermarket sales, productivity improvements, effective cost controls, the favorable resolution of certain tax issues, exceptional pharmacy results and the benefit received in lower operating expenses from the consolidation of four multi-employer pension plans in the prior year, partially offset by continued investments in lower prices for our customers and increases in our credit card fees and health care costs.

Net earnings of $0.78 per diluted share for the first quarter of 2012 represented an increase of 11.4% over net earnings of $0.70 per diluted share for the first quarter of 2011.  Net earnings per diluted share increased in the first quarter of 2012, compared to the first quarter of 2011, due to increased net earnings and the repurchase of 58 million common shares over the past four quarters resulting in lower weighted average shares outstanding.

Sales

Total Sales

($ in millions)

	First Quarter
	2012	Percentage Increase	2011	Percentage Increase(2)
Total supermarket sales without fuel	$22,460	4.3%	$21,537	4.7%
Total supermarket fuel sales	4,581	13.4%	4,041	52.0%

Total supermarket sales	27,041	5.7%	25,578	10.1%
Other sales(1)	2,024	7.5%	1,883	24.2%

Total sales	$29,065	5.8%	$27,461	11.0%

(1)	Other sales primarily relate to sales by convenience stores, including fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; and in-store health clinics.
(2)	This column represents the percentage increase in the first quarter of 2011, compared to the first quarter of 2010.

The increase in total sales and total supermarket sales for the first quarter of 2012, compared to the first quarter of 2011, was primarily the result of our identical supermarket sales increase, excluding fuel, of 4.2% and an increase in supermarket fuel sales of 13.4%.  Total supermarket fuel sales increased over the same period in 2011 due to a 4.3% increase in average retail fuel prices and an 8.7% increase in fuel gallons sold.  The increase in the average supermarket retail fuel price was caused by an increase in the product cost of fuel.  Identical supermarket sales, excluding fuel, increased primarily due to product cost inflation, increased transaction count, an increase in the average sale per shopping trip, an increase in the number of households shopping with us and exceptional pharmacy results.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel center discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket identical sales results calculations illustrated below.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented below to calculate first quarter 2012 percent changes.

Identical Supermarket Sales

($ in millions)

	First Quarter
	2012	Percentage Increase	2011	Percentage Increase(1)
Including fuel centers	$26,101	5.5%	$24,745	9.8%
Excluding fuel centers	$21,653	4.2%	$20,774	4.6%

(1)	This column represents the percentage increase in identical supermarket sales in the first quarter of 2011, compared to the first quarter of 2010.

FIFO Gross Margin

We calculate First-In, First-Out (“FIFO”) Gross Margin as sales minus merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expenses.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.

Our FIFO gross margin rate was 20.70% for the first quarter of 2012, as compared to 21.42% for the first quarter of 2011.  Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our first quarter 2012 FIFO gross margin rate decreased 53 basis points, as a percentage of sales, compared to the first quarter of 2011.  This decrease in the first quarter of 2012, compared to the first quarter of 2011, resulted primarily from continued investments in lower prices for our customers, offset by productivity improvements in our warehouse and logistics operations and lower advertising costs.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, decreased 43 basis points to 15.36% for the first quarter of 2012 from 15.79% for the first quarter of 2011, primarily due to the benefit of increased supermarket sales, higher average retail fuel prices, productivity improvements, effective cost controls and the benefit received in lower operating expenses from the consolidation of four UFCW multi-employer pension plans in the prior year, offset partially by increased credit card fees and health care costs.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel, decreased 27 basis points in the first quarter of 2012, compared to the first quarter of 2011.  This decrease in our OG&A rate, as a percentage of sales excluding the effect of fuel, resulted primarily from the benefit of increased supermarket sales, productivity improvements, effective cost controls and the benefit received in lower operating expenses from the consolidation of four of our multi-employer pension plans in the prior year, offset partially by increased credit card fees and health care costs.

Rent Expense

Rent expense was $191 million in the first quarter of 2012 compared to $192 million in the first quarter of 2011.  Rent expense, as a percentage of sales, was 0.66% in the first quarter of 2012, compared to 0.70% in the first quarter of 2011.  Rent expense, as a percentage of sales excluding fuel, decreased four basis points in the first quarter of 2012 compared to the first quarter of 2011.  The decrease in rent expense, as a percentage of sales excluding fuel, reflects our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.

Depreciation Expense

Depreciation expense was $501 million, or 1.72% of total sales, for the first quarter of 2012 compared to $499 million, or 1.82% of total sales, for the first quarter of 2011.  The decrease in our depreciation and amortization expense for the first quarter of 2012, compared to the first quarter of 2011, as a percentage of sales, is primarily due to the benefit of increased supermarket sales and higher average retail fuel prices.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, decreased nine basis points in the first quarter of 2012, compared to the same period of 2011.

Interest Expense

Net interest expense was $141 million, or 0.48% of total sales, for the first quarter of 2012 compared to $138 million, or 0.50% of total sales, for the first quarter of 2011.  The increase in net interest expense for the first quarter of 2012, compared to the first quarter of 2011, resulted primarily from a higher weighted average debt balance and a decrease in the benefit from interest rate swaps, offset partially by a lower weighted average interest rate.

Income Taxes

Our effective income tax rate was 34.5% for the first quarter of 2012 and 37.4% for the first quarter of 2011.  The 2012 effective income tax rate differed from the federal statutory rate primarily due to the favorable resolution of certain tax issues, partially offset by the effect of state income taxes.  The 2011 effective income tax rate differed from the federal statutory rate primarily due to the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $1.3 billion of cash from operating activities during the first quarter of 2012, compared to $1.2 billion in the first quarter of 2011.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses, and changes in working capital.  Changes in working capital provided cash from operating activities of $206 million in the first quarter of 2012 and $239 million in the first quarter of 2011.  The decrease in cash provided by changes in working capital for the first quarter of 2012, compared to the first quarter of 2011, was primarily due to decreases in other liabilities and a decreased change in income taxes payable, offset partially by increases in accounts payable.

The amount of cash paid for income taxes decreased in the first quarter of 2012, compared to the first quarter of 2011, primarily due to an overpayment of 2011 taxes applied to 2012, as a result of the fourth quarter of 2011 $650 million UFCW consolidated pension plan contribution.

Net cash used by investing activities

We used $527 million of cash for investing activities during the first quarter of 2012 compared to $509 million during the first quarter of 2011.  The amount of cash used for investing activities increased in the first quarter of 2012 versus 2011, primarily due to increased cash payments for capital expenditures.

Net cash used by financing activities

We used $454 million of cash for financing activities in the first quarter of 2012 compared to $1.1 billion in the first quarter of 2011.  The decrease in the amount of cash used for financing activities for the first quarter of 2012, compared to the first quarter of 2011, was primarily related to the proceeds received from the issuance of long-term debt with a portion being issued early in anticipation of a second quarter senior note maturity and a decrease in treasury stock purchases, offset partially by payments on commercial paper.  Proceeds from the issuance of common shares resulted from exercises of employee stock options.

Debt Management

As of May 19, 2012, we maintained a $2 billion (with the ability to increase by $500 million), unsecured revolving credit facility that, unless extended, terminates on January 25, 2017.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained two uncommitted money market lines totaling $75 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of May 19, 2012, we had no borrowings under our credit agreement, money market lines or outstanding commercial paper.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $14 million as of May 19, 2012.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants. As of May 19, 2012, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $726 million to $8.1 billion as of the end of the first quarter of 2012, from $7.4 billion as of the end of the first quarter of 2011.  Total debt decreased $59 million as of the end of the first quarter of 2012, from $8.2 billion as of year-end 2011.  The increase as of the end of the first quarter of 2012, compared to the end of the first quarter of 2011, resulted from the issuance of debt in the last four quarters of $450 million of senior notes bearing an interest rate of 2.2%, $500 million of senior notes bearing an interest rate of 3.4% and $350 million of senior notes bearing an interest rate of 5.0%, offset partially by the payment at maturity in the first quarter of 2012 of $491 million of senior notes bearing an interest rate of 6.75%.  The proceeds of the issuance of the $450 million of senior notes bearing an interest rate of 2.2% were used to fund our $650 million cash contribution to the UFCW consolidated pension plan in the fourth quarter of 2011.  As of May 19, 2012, our cash and temporary cash investments were $511 million compared to $188 million as of January 28, 2012.  This increase in cash and temporary cash investments was primarily due to the issuance of the senior notes noted above, offset partially by the payment at maturity of the senior notes noted above.

With a portion of the proceeds received from the Company’s issuance of senior notes in the first quarter of 2012, the Company repaid $346 million of senior notes at maturity in the second quarter of 2012 bearing an interest rate of 6.2%.

We anticipate refinancing $1.5 billion of debt maturing in fiscal years 2013 and 2014, and subsequent to the end of the first quarter we entered into an additional $350 million notional amount of forward starting interest rate swaps.  After entering into these additional forward starting interest rate swaps, we have a total of $850 million notional amount of forward starting interest rate swaps outstanding.  The swaps will effectively hedge the changes in future benchmark interest rates on a portion of our expected issuance of fixed rate debt.

Common Stock Repurchase Program

During the first quarter of 2012, we invested $345 million to repurchase 14.6 million Kroger common shares at an average price of $23.60 per share.  These shares were reacquired under two separate stock repurchase programs.  The first is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on September 15, 2011.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.

On June 14, 2012, the Board of Directors authorized and announced a $1 billion share repurchase program that replaced the $1 billion share repurchase program authorized by the Board of Directors on September 15, 2011 that was exhausted on June 12, 2012.

Liquidity Needs

We estimate our liquidity needs over the next twelve month period to be approximately $3.3 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments, and scheduled principal payments of debt, offset by cash and temporary cash investments on hand at the end of the first quarter of 2012.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.3 billion of debt due in the next twelve months, which is included in the $3.3 billion in estimated liquidity needs.  We expect to refinance this debt on favorable terms based on our past experience.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $539 million for the first quarter of 2012, compared to $573 million for the first quarter of 2011.  During the first quarter of 2012, we opened, acquired, expanded, or relocated seven food stores and also completed 27 within-the-wall remodels.  Total food store square footage in the first quarter of 2012 was consistent with the first quarter of 2011.  Excluding acquisitions and operational closings, total food store square footage increased 0.9% in the first quarter of 2012, as compared to the first quarter of 2011.  Capital expenditures for the purchase of leased facilities totaled $18 million in the first quarter of 2012, compared to $7 million in the first quarter of 2011.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  Except as noted below, our critical accounting policies are summarized in our 2011 Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its rules regarding the presentation of comprehensive income.  The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new rules became effective for interim and annual periods beginning after December 15, 2011.  In December 2011, the FASB deferred certain aspects of this standard beyond the December 15, 2011 effective date, specifically the provisions dealing with reclassification adjustments.  We adopted these amended standards effective January 29, 2012 by presenting Consolidated Statements of Comprehensive Income after the Consolidated Statements of Operations.

In May 2011, the FASB amended its rules for disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption was prohibited), result in a common definition of fair value and common requirements for fair value measurement and disclosure between General Accepted Accounting Principles and International Financial Accounting Standards.  Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of the amended accounting guidance did not have a material effect on our consolidated financial position or results of operations.

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

•            We expect net earnings per diluted share in the range of $2.33-$2.40 for 2012.  This range reflects the strength of our first quarter results.  We expect the second quarter growth rate to be in line with our long-term growth rate of 6.0%-8.0%, and the third and fourth quarters to exceed our long-term growth rate.  This guidance assumes the benefit of the 53rd week in 2012, a lower expected LIFO charge, the benefit of share repurchases, the benefit from the UFCW pension plan consolidation and the benefit from transfers of prescriptions to our stores from customers that previously used a former third party pharmacy provider to obtain their Express Scripts benefits.

•            We expect identical supermarket sales growth, excluding fuel sales, of 3.0%-3.5% in 2012.  This guidance contemplates the effect of several brand prescription drugs coming off patent during 2012, which will reduce sales because generic equivalents have a lower retail price.

•            Our business model is structured to produce annual earnings per diluted share growth averaging 6.0%-8.0%, plus a dividend of 1.5% to 2.0%, for a total shareholder return of approximately 8.0%-10.0%.  We expect this total shareholder return to compare favorably to the S&P 500 over a rolling three-to-five year time horizon.  Annual earnings per diluted share growth for fiscal 2012 will be higher than our long term model due to a combination of the benefit of a 53rd week, a lower expected LIFO charge compared to 2011, share repurchases, benefits from the UFCW pension plan consolidation and the benefit from Express Scripts prescription transfers.

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

•            For 2012, we expect interest expense to be approximately $460 million.

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

•            We expect that our effective tax rate for the three remaining quarters of 2012 will be approximately 36.0%, excluding the effect of the resolution of any tax issues.

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

•            We have various labor agreements that will be renegotiated in 2012, covering store employees in Memphis, Dayton and Columbus, Ohio, Indianapolis, Louisville, Nashville, Phoenix and Portland.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions.  A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.  In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations.

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

•            Our ability to achieve sales and earnings goals may be affected by: labor negotiations or disputes; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that increased fuel costs have on consumer spending; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; the effect of brand prescription drugs going off patent; our ability to obtain additional pharmacy sales from third party payors such as Express Scripts; and the benefits that we receive from the consolidation of the UFCW pension plans and the success of our future growth plans.  The extent to which the adjustments we are making to our strategy create value for our shareholders will depend primarily on the reaction of our customers and our competitors to these adjustments, as well as operating conditions, including inflation or deflation, increased competitive activity, and cautious spending behavior of our customers.  Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above.

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

•            If the investment performance of our pension plan assets does not meet expectations due to poor performance of the financial markets or for other reasons, our contributions to Company-sponsored defined benefit pension plans could increase more than anticipated in future years.

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

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly for 2012.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K for the fiscal year ended January 28, 2012.

Item 4.    Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 19, 2012, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended May 19, 2012, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust, wage and hour, or civil rights laws, as well as product liability cases, are pending against the Company.  Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.  For a further discussion of our legal proceedings, see the disclosure of litigation contained in Note 6 to our Consolidated Financial Statements, which disclosure we incorporate by reference into this item.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
January 29, 2012 to February 25, 2012	2,997,800	$23.92	2,997,800	$406
Second four weeks
February 26, 2012 to March 24, 2012	2,884,400	$23.96	2,884,400	$351
Third four weeks
March 25, 2012 to April 21, 2012	3,222,454	$23.83	3,222,454	$285
Fourth four weeks
April 22, 2012 to May 19, 2012	5,554,542	$23.10	5,554,542	$173
Total	14,659,196	$23.60	14,659,196	$173

(1)        The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of 2012 contained four 28-day periods.

(2)        Shares were repurchased under (i) a $1 billion share repurchase program, authorized by the Board of Directors and announced on September 15, 2011, and (ii) a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith.  The programs have no expiration date but may be terminated by the Board of Directors at any time.  Total shares purchased include shares that were surrendered to the Company by participants under the Company’s long-term incentive plans to pay for taxes on restricted stock awards.  On June 14, 2012, the Board of Directors authorized and announced a $1 billion share repurchase program that replaced the $1 billion share repurchase program referred to in clause (i) above that was exhausted on June 12, 2012.

(3)        The amounts shown in this column reflect amounts remaining under the $1 billion shares repurchase program referenced in clause (i) of Note 2 above.  Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

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

THE KROGER CO.

Dated: June 26, 2012	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: June 26, 2012	By:	/s/ J. Michael Schlotman
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