Form 10-Q
period 2012-08-11
KROGER CO
filed 2012-09-18
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 11, 2012

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

There were 527,590,491 shares of Common Stock ($1 par value) outstanding as of September 14, 2012.

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 11, 2012	August 13, 2011	August 11, 2012	August 13, 2011
Sales	$21,726	$20,913	$50,791	$48,374
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	17,278	16,555	40,374	38,179
Operating, general and administrative	3,391	3,353	7,854	7,688
Rent	139	143	331	335
Depreciation and amortization	383	374	884	873

Operating profit	535	488	1,348	1,299
Interest expense	106	97	247	235

Earnings before income tax expense	429	391	1,101	1,064
Income tax expense	148	108	380	360

Net earnings including noncontrolling interests	281	283	721	704
Net earnings (loss) attributable to noncontrolling interests	2	2	3	(9)

Net earnings attributable to The Kroger Co.	$279	$281	$718	$713

Net earnings attributable to The Kroger Co. per basic common share	$0.52	$0.47	$1.30	$1.17

Average number of common shares used in basic calculation	538	596	548	603

Net earnings attributable to The Kroger Co. per diluted common share	$0.51	$0.46	$1.29	$1.17

Average number of common shares used in diluted calculation	541	600	552	607

Dividends declared per common share	$0.115	$0.105	$0.23	$0.21

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions and unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 11, 2012	August 13, 2011	August 11, 2012	August 13, 2011
Net earnings including noncontrolling interests	$281	$283	$721	$704

Other comprehensive income
Unrealized gain on available for sale securities, net of income tax(1)	—	—	—	2
Amortization of amounts included in net periodic pension expense, net of income tax(2)	13	8	31	20
Unrealized loss on cash flow hedging activities, net of income tax(3)	—	—	(14)	—
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	—	1	2	1

Total other comprehensive income	13	9	19	23

Comprehensive income	294	292	740	727
Comprehensive income (loss) attributable to noncontrolling interests	2	2	3	(9)
Comprehensive income attributable to The Kroger Co.	$292	$290	$737	$736

(1)	Amount is net of tax of $1 for the first two quarters of 2011.
(2)

Amount is net of tax of $7 for the second quarter of 2012 and $5 for the second quarter of 2011.  Amount is net of tax of $19 for the first two quarters of 2012 and $12 for the first two quarters of 2011.

(3)	Amount is net of tax of $(9) for the first two quarters of 2012.
(4)	Amount is net of tax of $1 for the second quarter of 2011. Amount is net of tax of $1 for the first two quarters of 2011.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	August 11,	January 28,
	2012	2012
ASSETS
Current assets
Cash and temporary cash investments	$238	$188
Deposits in-transit	900	786
Receivables	941	949
FIFO inventory	5,961	6,157
LIFO reserve	(1,124)	(1,043)
Prepaid and other current assets	335	288
Total current assets	7,251	7,325

Property, plant and equipment, net	14,600	14,464
Goodwill	1,164	1,138
Other assets	532	549

Total Assets	$23,547	$23,476

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,340	$1,315
Trade accounts payable	4,326	4,329
Accrued salaries and wages	900	1,056
Deferred income taxes	190	190
Other current liabilities	2,586	2,215
Total current liabilities	9,342	9,105

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	6,775	6,826
Adjustment to reflect fair-value interest rate hedges	12	24
Long-term debt including obligations under capital leases and financing obligations	6,787	6,850

Deferred income taxes	740	647
Pension and postretirement benefit obligations	1,403	1,393
Other long-term liabilities	1,482	1,515

Total Liabilities	19,754	19,510

Commitments and contingencies (see Note 7)

SHAREOWNERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 1,000 shares authorized; 959 shares issued in 2012 and 2011	959	959
Additional paid-in capital	3,426	3,427
Accumulated other comprehensive loss	(825)	(844)
Accumulated earnings	9,164	8,571
Common shares in treasury, at cost, 432 shares in 2012 and 398 shares in 2011	(8,933)	(8,132)

Total Shareowners’ Equity - The Kroger Co.	3,791	3,981
Noncontrolling interests	2	(15)

Total Equity	3,793	3,966

Total Liabilities and Equity	$23,547	$23,476

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Two Quarters Ended
	August 11, 2012	August 13, 2011
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$721	$704
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	884	873
LIFO charge	81	81
Stock-based employee compensation	41	44
Expense for Company-sponsored pension plans	48	44
Deferred income taxes	101	(95)
Other	14	54
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(113)	(140)
Receivables	(26)	10
Inventories	198	122
Prepaid expenses	(37)	(39)
Trade accounts payable	(34)	107
Accrued expenses	142	238
Income taxes receivable and payable	76	202
Other	(63)	(12)

Net cash provided by operating activities	2,033	2,193

Cash Flows from Investing Activities:
Payments for capital expenditures	(985)	(924)
Proceeds from sale of assets	22	5
Payments for acquisition	(12)	—
Other	(16)	(7)

Net cash used by investing activities	(991)	(926)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	846	3
Dividends paid	(128)	(129)
Payments on long-term debt	(894)	(533)
Net payments on commercial paper	(10)	—
Excess tax benefits on stock-based awards	1	6
Proceeds from issuance of capital stock	42	91
Treasury stock purchases	(871)	(803)
Net increase (decrease) in book overdrafts	30	(85)
Other	(8)	1

Net cash used by financing activities	(992)	(1,449)

Net increase (decrease) in cash and temporary cash investments	50	(182)

Cash and temporary cash investments:
Beginning of year	188	825
End of quarter	$238	$643

Reconciliation of capital expenditures:
Payments for property and equipment	$(985)	$(924)
Changes in construction-in-progress payables	(17)	(98)
Total capital expenditures	$(1,002)	$(1,022)

Disclosure of cash flow information:
Cash paid during the year for interest	$221	$241
Cash paid during the year for income taxes	$222	$286

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 29, 2011	959	$959	$3,394	339	$(6,732)	$(550)	$8,225	$2	$5,298
Issuance of common stock:
Stock options exercised	—	—	—	(4)	91	—	—	—	91
Restricted stock issued	—	—	(53)	(2)	32	—	—	—	(21)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	29	(703)	—	—	—	(703)
Stock options exchanged	—	—	—	4	(100)	—	—	—	(100)
Share-based employee compensation	—	—	44	—	—	—	—	—	44
Other comprehensive gain net of income tax of $14	—	—	—	—	—	23	—	—	23
Other	—	—	9	—	(6)	—	—	(2)	1
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	—	(127)	—	(127)
Net earnings including noncontrolling interests	—	—	—	—	—	—	713	(9)	704

Balances at August 13, 2011	959	$959	$3,394	366	$(7,418)	$(527)	$8,811	$(9)	$5,210

Balances at January 28, 2012	959	$959	$3,427	398	$(8,132)	$(844)	$8,571	$(15)	$3,966
Issuance of common stock:
Stock options exercised	—	—	—	(2)	42	—	—	—	42
Restricted stock issued	—	—	(56)	(2)	38	—	—	—	(18)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	36	(824)	—	—	—	(824)
Stock options exchanged	—	—	—	2	(47)	—	—	—	(47)
Share-based employee compensation	—	—	41	—	—	—	—	—	41
Other comprehensive gain net of income tax of $10	—	—	—	—	—	19	—	—	19
Other	—	—	14	—	(10)	—	—	14	18
Cash dividends declared ($0.23 per common share)	—	—	—	—	—	—	(125)	—	(125)
Net earnings including noncontrolling interests	—	—	—	—	—	—	718	3	721

Balances at August 11, 2012	959	$959	$3,426	432	$(8,933)	$(825)	$9,164	$2	$3,793

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

The unaudited information in the Consolidated Financial Statements for the second quarter and the two quarters ended August 11, 2012 and August 13, 2011, includes the results of operations of the Company for the 12 and 28-week periods then ended.

2.              STOCK OPTION PLANS

The Company recognized total stock-based compensation of $17 and $20 in the second quarters ended August 11, 2012 and August 13, 2011, respectively.  The Company recognized total stock-based compensation of $41 and $44 in the first two quarters of 2012 and 2011, respectively.  These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

The Company grants options for common shares (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the shares at the date of grant.  In addition to stock options, the Company awards restricted stock to employees and its non-employee directors under various plans.  Equity awards may be made once each quarter on a predetermined date.  It has been the Company’s practice to make a general annual grant to employees, which occurred in the second quarter of 2012.  Special grants may be made in the other three quarters.  Grants to non-employee directors occur on the same date that the general annual grant to employees occurs.

Stock options granted in the first two quarters of 2012 expire 10 years from the date of grant and vest between one year and five years from the date of grant. Restricted stock awards granted in the first two quarters of 2012 have restrictions that lapse between one year and five years from the date of the awards.  All grants and awards become immediately exercisable, in the case of options, and restrictions lapse, in the case of restricted stock, upon certain changes of control of the Company.

Changes in equity awards outstanding under the plans are summarized below.

Stock Options

	Shares subject to option	Weighted-average exercise price
Outstanding, January 28, 2012	31.0	$21.80
Granted	4.0	$21.98
Exercised	(2.1)	$21.16
Canceled or Expired	(1.6)	$23.27

Outstanding, August 11, 2012	31.3	$21.79

Restricted Stock

	Restricted shares outstanding	Weighted-average grant-date fair value
Outstanding, January 28, 2012	4.2	$23.92
Granted	2.5	$22.00
Lapsed	(2.3)	$24.47
Canceled or Expired	(0.1)	$23.73

Outstanding, August 11, 2012	4.3	$22.54

The weighted-average fair value of stock options granted during the first two quarters ended August 11, 2012 and August 13, 2011, was $4.37 and $6.01, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

The following table reflects the weighted average assumptions used for grants awarded to option holders:

	2012	2011
Risk-free interest rate	0.97%	2.16%
Expected dividend yield	2.49%	1.90%
Expected volatility	26.48%	26.31%
Expected term	6.9 Years	6.9 Years

3.              DEBT OBLIGATIONS

Long-term debt consists of:

	August 11,	January 28,
	2012	2012
2.20% to 8.00% Senior Notes due through 2042	$7,087	$7,078
5.00% to 9.50% Mortgages due in varying amounts through 2034	58	65
Commercial paper borrowings	360	370
Other	198	230

Total debt, excluding capital leases and financing obligations	7,703	7,743

Less current portion	(1,299)	(1,275)

Total long-term debt, excluding capital leases and financing obligations	$6,404	$6,468

In the first quarter of 2012, the Company issued $500 of senior notes due in fiscal year 2022 bearing an interest rate of 3.40% and $350 of senior notes due in fiscal year 2042 bearing an interest rate of 5.00%.  In the first quarter of 2012, the Company repaid $491 of senior notes bearing an interest rate of 6.75% upon their maturity.

In the second quarter of 2012, the Company repaid $346 of senior notes bearing an interest rate of 6.20% upon their maturity.

4.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the second quarters of 2012 and 2011.

	Second Quarter Ended
	Pension Benefits		Other Benefits
	August 11, 2012	August 13, 2011	August 11, 2012	August 13, 2011
Components of net periodic benefit cost:
Service cost	$9	$12	$4	$3
Interest cost	35	41	4	5
Expected return on plan assets	(48)	(48)	—	—
Amortization of:
Prior service cost	—	—	(1)	(2)
Actuarial loss	21	16	—	(1)

Net periodic benefit cost	$17	$21	$7	$5

The following table provides the components of net periodic benefit costs for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first two quarters of 2012 and 2011.

	Two Quarters Ended
	Pension Benefits		Other Benefits
	August 11, 2012	August 13, 2011	August 11, 2012	August 13, 2011
Components of net periodic benefit cost:
Service cost	$25	$26	$9	$7
Interest cost	84	93	9	10
Expected return on plan assets	(113)	(111)	—	—
Amortization of:
Prior service cost	—	—	(2)	(3)
Actuarial loss	52	36	—	(1)

Net periodic benefit cost	$48	$44	$16	$13

The Company contributed $7 to Company-sponsored defined benefit pension plans in the first two quarters of 2012 and did not make any contributions to these plans in the first two quarters of 2011.  For 2012, the Company expects to contribute approximately $75 in total to these plans.

The Company contributed $77 and $70 to employee 401(k) retirement savings accounts in the first two quarters of 2012 and 2011, respectively.

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

	Second Quarter Ended			Second Quarter Ended
	August 11, 2012			August 13, 2011
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$277	538	$0.52	$279	596	$0.47
Dilutive effect of stock options		3			4

Net earnings attributable to The Kroger Co. per diluted common share	$277	541	$0.51	$279	600	$0.46

	Two Quarters Ended			Two Quarters Ended
	August 11, 2012			August 13,2011
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$713	548	$1.30	$708	603	$1.17
Dilutive effect of stock options		4			4

Net earnings attributable to The Kroger Co. per diluted common share	$713	552	$1.29	$708	607	$1.17

The Company had combined undistributed and distributed earnings to participating securities totaling $2 in both the second quarters of 2012 and 2011.  For each of the first two quarters of 2012 and 2011, the Company had combined undistributed and distributed earnings to participating securities of $5.

The Company had options outstanding for approximately 16 and 11 shares during the second quarters of 2012 and 2011, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.  The Company had options outstanding for approximately 13 shares in both the first two quarters of 2012 and 2011, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

6.              RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its rules regarding the presentation of comprehensive income.  The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new rules became effective for interim and annual periods beginning after December 15, 2011.  In December 2011, the FASB deferred certain aspects of this standard beyond the December 15, 2011 effective date, specifically the provisions dealing with reclassification adjustments.  The Company adopted this amended standard effective January 29, 2012 by presenting separate Consolidated Statements of Comprehensive Income immediately following the Consolidated Statements of Operations.  Because this standard only affects the display of comprehensive income and does not affect what is included in comprehensive income, this standard did not have a material effect on the Company’s Consolidated Financial Statements.

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

Litigation — On October 6, 2006, the Company petitioned the Tax Court (Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc. v. Commissioner of Internal Revenue, Docket No. 20364-06) for a redetermination of deficiencies asserted by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition therefore did not qualify for a Section 338(h)(10) election.  On January 27, 2011, the Tax Court issued its opinion upholding the Company’s position that the acquisition of the stock qualified as a purchase, granting the Company’s motion for partial summary judgment and denying the Tax Commissioner’s motion.  All remaining issues in the matter have been resolved and the Tax Court entered its decision on May 2, 2012.  On July 24, 2012, the Tax Commissioner filed a notice with The United States Court of Appeals for the 9th Circuit to appeal the decision of the Tax Court.  As of August 11, 2012, an adverse decision would require a cash payment of up to approximately $567, including interest.  Any accounting implications of an adverse decision in this case would be charged through the statement of operations.

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

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where it is reasonably possible to estimate and where an adverse outcome is probable.  Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties.  Management currently believes that the aggregate range of loss for the Company’s exposure is not material to the Company.  It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

The determination of the obligation and expense for the Company’s defined benefit retirement pension plan and other post-retirement benefits is dependent on the Company’s selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and include, among other things, the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs.  Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company contributed $7 to its Company-sponsored defined benefit pension plans in the first two quarters of 2012.  The Company expects to contribute approximately $75 in total to these plans in 2012.  The Company expects any contributions made during 2012 will reduce its minimum required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate pension obligations and future changes in legislation will determine the amounts of any additional contributions.  In addition, the Company expects its cash contributions and expense attributable to the 401(k) Retirement Savings Account Plan from automatic and matching contributions to participants to increase slightly in 2012, compared to 2011.

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

The Company has $311 accrued as of both August 11, 2012 and January 28, 2012 in other long-term liabilities related to the Company’s contractual obligation under the UFCW consolidated pension plan, which resulted from the consolidation of four UFCW multi-employer pension plans into one multi-employer pension plan in the fourth quarter of 2011.  For more information regarding this other long-term liability and the consolidation of the four UFCW multi-employer pension plans into one multi-employer pension plan in the fourth quarter of 2011, please refer to Note 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

8.              DERIVATIVE FINANCIAL INSTRUMENTS

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

Fair Value Interest Rate Swaps

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of August 11, 2012 and January 28, 2012.

	August 11, 2012		January 28, 2012
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$850	$—	$1,625	$—
Number of contracts	9	—	18	—
Duration in years	0.57	—	0.74	—
Average variable rate	3.04%	—	3.84%	—
Average fixed rate	5.28%	—	5.87%	—
Maturity	Between February and April 2013		Between April 2012 and April 2013

During the first two quarters of 2012, nine of the Company’s fair value swaps, with a notional amount of $775, matured.

The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in current income as “Interest expense.”  These gains and losses for the second quarters and first two quarters of 2012 and 2011 were as follows:

	Second Quarter Ended
	August 11, 2012		August 13, 2011
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$(4)	$1	$(3)	$4

	Two Quarters Ended
	August 11, 2012		August 13, 2011
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$(14)	$9	$(7)	$9

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
Derivatives Designated as Fair Value Hedging Instruments	August 11, 2012	January 28, 2012	Balance Sheet Location
Interest Rate Hedges	$11	$25	Other Assets

Cash Flow Forward-Starting Interest Rate Swaps

As of August 11, 2012, the Company had 17 forward-starting interest rate swap agreements with maturity dates between April 2013 and January 2014 with an aggregate notional amount totaling $850.  In the second quarter of 2012, the Company entered into seven of these forward-starting interest rate swap agreements with an aggregate notional amount totaling $350.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt in fiscal year 2013.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of August 11, 2012, the fair value of the interest rates swaps was recorded in other long-term liabilities for $38 and accumulated other comprehensive loss for $24 net of tax.

As of January 28, 2012, the Company had 24 forward-starting interest rate swap agreements with maturity dates between May 2012 and April 2013 with an aggregate notional amount totaling $1,200.  The Company entered into the forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt in fiscal years 2012 and 2013.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of January 28, 2012, the fair value of the interest rates swaps was recorded in other long-term liabilities for $41 and accumulated other comprehensive loss for $26 net of tax.

During the first two quarters of 2012, the Company terminated 14 forward-starting interest rate swap agreements with maturity dates of May 2012 with an aggregate notional amount totaling $700.  These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt to be issued in the first quarter of 2012.  As discussed in Note 3, the Company issued $850 of senior notes in the first quarter of 2012.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $27 has been deferred net of tax in accumulated other comprehensive income (“AOCI”) and will be amortized to earnings as the interest payments are made.

The following tables summarize the effect of the Company’s derivative instruments designated as cash flow hedges for the second quarters and first two quarters of 2012 and 2011:

	Second Quarter Ended
	Amount of Gain/(Loss) in AOCI on Derivatives (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	August 11, 2012	August 13, 2011	August 11, 2012	August 13, 2011	Reclassified into Income (Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(42)	$(4)	$—	$1	Interest expense

*The amounts of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges that were terminated prior to the second quarter of 2012.

	Two Quarters Ended
	Amount of Gain/(Loss) in AOCI on Derivatives (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	August 11, 2012	August 13, 2011	August 11, 2012	August 13, 2011	Reclassified into Income (Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(42)	$(4)	$(2)	$1	Interest expense

*The amounts of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges that were terminated prior to the second quarter of 2012.

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

9.              FAIR VALUE MEASUREMENTS

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at August 11, 2012 and January 28, 2012:

August 11, 2012 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$8	$—	$20	$28
Long-Lived Assets	—	—	3	3
Interest Rate Hedges	—	(27)	—	(27)
Total	$8	$(27)	$23	$4

January 28, 2012 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$8	$—	$20	$28
Long-Lived Assets	—	—	23	23
Interest Rate Hedges	—	(16)	—	(16)
Total	$8	$(16)	$43	$35

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets, and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 28, 2012 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 28, 2012 for further discussion of the Company’s policies regarding the valuation of long-lived assets and store lease exit costs.  For the first two quarters of 2012, long-lived assets with a carrying amount of $12 were written down to their fair value of $3 resulting in an impairment charge of $9.  For the first two quarters of 2011, long-lived assets with a carrying amount of $21 were written down to their fair value of $7 resulting in an impairment charge of $14.

For the first two quarters of 2011, the Company recorded unrealized gains on its Level 3 Available-for-Sale Securities in the amount of $3.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based on the net present value of the future cash flow using the forward interest rate yield curve in effect at August 11, 2012, and January 28, 2012, which is a Level 3 measurement technique.  At August 11, 2012, the fair value of total debt was $8,687 compared to a carrying value of $7,703.  At January 28, 2012, the fair value of total debt was $8,700 compared to a carrying value of $7,743.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At August 11, 2012, and January 28, 2012, the carrying and fair value of long-term investments for which fair value is determinable was $44 and $50, respectively.

10.  INCOME TAXES

The effective income tax rate was 34.5% and 27.6% for the second quarters of 2012 and 2011, respectively.  The effective income tax rate was 34.5% and 33.8% for the first two quarters of 2012 and 2011, respectively.  The effective income tax rate for the second quarters and first two quarters of 2012 and 2011 differed from the federal statutory rate primarily due to the favorable resolution of certain tax issues, partially offset by the effect of state income taxes.

11. SUBSEQUENT EVENT

On September 13, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share, payable on December 1, 2012, to shareholders of record as of the close of business on November 15, 2012.  This represents an increase of approximately 30% over the previous quarterly dividend of $0.115 per share.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Second quarter 2012 total sales were $21.7 billion compared with $20.9 billion for the same period of 2011.  This increase was attributable to identical supermarket sales increases and increased fuel gallon sales, offset partially by lower average retail fuel prices.  Identical supermarket sales without fuel increased 3.6% in the second quarter of 2012, compared to the second quarter of 2011, primarily due to product cost inflation, an increased transaction count, an increase in the average sale per shopping trip and an increase in the number of households shopping with us.  Every supermarket store department and operating division had positive identical sales.  This marks positive identical supermarket sales growth for 35 consecutive quarters.  Total sales for the first two quarters of 2012 were $50.8 billion compared with $48.4 billion for the same period of 2011.  This increase was attributable to identical supermarket sales increases and increased fuel gallon sales.  Identical supermarket sales without fuel increased 3.9% in the first two quarters of 2012, compared to the same period in 2011, primarily due to product cost inflation, an increased transaction count, an increase in the average sale per shopping trip and an increase in the number of households shopping with us.  Our Customer 1st strategy continues to deliver solid results.

For the second quarter of 2012, net earnings totaled $279 million, or $0.51 per diluted share, compared to $281 million, or $0.46 per diluted share for the same period of 2011.  The decrease in net earnings for the second quarter of 2012, compared to the second quarter of 2011, resulted primarily from an increase in our effective tax rate, an increase in interest expense, continued investments in lower prices for our customers and increases in health care costs, offset partially by increased supermarket sales, productivity improvements, effective cost controls, increased pharmacy results, decreased incentive compensation expense and lower operating expenses resulting from the consolidation of four multi-employer pension plans in the prior year.  Earnings from our fuel operations remained consistent in the second quarter of 2012, compared to the second quarter of 2011.  For the first two quarters of 2012, net earnings totaled $718 million, or $1.29 per diluted share, compared to $713 million, or $1.17 per diluted share for the same period of 2011.  The increase in our net earnings for the first two quarters of 2012, compared to the same period in 2011, resulted primarily from an increase in non-fuel operating profit, offset partially by increases in our effective tax rate and interest expense.  Earnings from our fuel operations remained consistent in the first two quarters of 2012, compared to the same period in 2011.

Based on our results for the first two quarters of 2012, we have increased both the lower and upper range of our guidance for net earnings per diluted share for fiscal year 2012.  Please refer to the “Outlook” section for more information on our expectations.  Our Customer 1st strategy is continuing to connect with customers.  We have shown that our focus on people, products, prices and the shopping experience is meaningful to customers.  As a result, we are rewarding shareholders through net earnings per diluted share growth, through increasing dividends over time and through share buybacks.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $279 million for the second quarter of 2012, a decrease of 0.7% from net earnings of $281 million for the second quarter of 2011.  The decrease in our net earnings for the second quarter of 2012, compared to the second quarter of 2011, resulted primarily from an increase in our effective tax rate and interest expense, offset partially by an increase in non-fuel operating profit.  Earnings from our fuel operations remained consistent in the second quarter of 2012, compared to the second quarter of 2011.  The increase in non-fuel operating profit for the second quarter of 2012, compared to the second quarter of 2011, resulted primarily from increased supermarket sales, productivity improvements, effective cost controls, increased pharmacy results, decreased incentive compensation expense, and lower operating expenses resulting from the consolidation of four multi-employer pension plans in the prior year, partially offset by continued investments in lower prices for our customers and increases in health care costs.  Our effective tax rate was higher in the second quarter of 2012, compared to the second quarter of 2011, primarily because of the favorable resolution of certain tax issues in the second quarter of 2011.

Net earnings totaled $718 million for the first two quarters of 2012, an increase of 0.7% from net earnings of $713 million for the first two quarters of 2011.  The increase in our net earnings for the first two quarters of 2012, compared to the same period in 2011, resulted primarily from an increase in non-fuel operating profit, offset partially by an increase in our effective tax rate and interest expense.  Earnings from our fuel operations remained consistent in the first two quarters of 2012, compared to the same period in 2011.  The increase in non-fuel operating profit for the first two quarters of 2012, compared to the same period in 2011, resulted primarily from the benefit of increased supermarket sales, productivity improvements, effective cost controls, increased pharmacy results, decreased incentive compensation expense and the benefit received in lower operating expenses from the consolidation of four multi-employer pension plans in the prior year, partially offset by continued investments in lower prices for our customers and increases in health care costs.  Our effective tax rate increased in the first two quarters of 2012, compared to the same period in 2011, primarily due to the favorable resolution of certain tax issues in the second quarter of 2011.

Net earnings of $0.51 per diluted share for the second quarter of 2012 represented an increase of 10.9% over net earnings of $0.46 per diluted share for the second quarter of 2011.  Net earnings per diluted share increased in the second quarter of 2012, compared to the second quarter of 2011, due to the repurchase of 71 million common shares over the past four quarters resulting in a lower weighted average number of shares outstanding.  Net earnings of $1.29 per diluted share for the first two quarters of 2012 represented an increase of 10.3% over net earnings of $1.17 per diluted share for the first two quarters of 2011.  Net earnings per diluted share increased in the first two quarters of 2012, compared to the first two quarters of 2011, due to increased net earnings and the repurchase of 71 million common shares over the past four quarters resulting in a lower weighted average number of shares outstanding.

Sales

Total Sales

(in millions)

	Second Quarter Ended				Two Quarters Ended
	August 11, 2012	Percentage Increase	August 13, 2011	Percentage Increase(2)	August 11, 2012	Percentage Increase	August 13, 2011	Percentage Increase(3)
Total supermarket sales without fuel	$16,890	3.8%	$16,273	5.2%	$39,350	4.1%	$37,809	4.9%
Fuel sales	4,249	4.2%	4,076	47.6%	10,122	8.7%	9,309	48.2%
Other sales(1)	587	4.1%	564	6.8%	1,319	5.0%	1,256	6.3%

Total sales	$21,726	3.9%	$20,913	11.5%	$50,791	5.0%	$48,374	11.2%

(1)   Other sales primarily relate to sales by convenience stores, excluding fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; and in-store health clinics.

(2)   This column represents the percentage increase in the second quarter of 2011, compared to the second quarter of 2010.

(3)   This column represents the percentage increase in the first two quarters of 2011, compared to the first two quarters of 2010.

The increase in total sales for the second quarter of 2012, compared to the second quarter of 2011, was primarily the result of our identical supermarket sales increase, excluding fuel, of 3.6% and an increase in fuel sales of 4.2%.  The increase in total supermarket sales without fuel for the second quarter of 2012, compared to the second quarter of 2011, was primarily the result of our identical supermarket sales increase, excluding fuel of 3.6%.  Total fuel sales increased in the second quarter of 2012, compared to the same period of 2011, due to an increase in fuel gallons sold of 8.7%, offset slightly by a decrease in the average retail fuel price of 4.1%.  The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.  Identical supermarket sales, excluding fuel, increased primarily due to product cost inflation, increased transaction count, an increase in the average sale per shopping trip and an increase in the number of households shopping with us.

The increase in total sales for the first two quarters of 2012, compared to the same period of 2011, was primarily the result of our identical supermarket sales increase, excluding fuel, of 3.9% and an increase in fuel sales of 8.7%.  The increase in total supermarket sales without fuel for the first two quarters of 2012, compared to the same period of 2011, was primarily the result of our identical supermarket sales increase, excluding fuel of 3.9%.  Total fuel sales increased in the first two quarters of 2012, compared to the same period of 2011, primarily due to a 8.1% increase in fuel gallons sold.  Identical supermarket sales, excluding fuel, increased primarily due to product cost inflation, increased transaction count, an increase in the average sale per shopping trip and an increase in the number of households shopping with us.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket identical sales results calculations illustrated below.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented below to calculate second quarter 2012 percent changes.

Identical Supermarket Sales

($ in millions)

	Second Quarter
	August 11, 2012	Percentage Increase	August 13, 2011	Percentage Increase(1)
Including fuel centers	$19,443	3.6%	$18,759	10.4%
Excluding fuel centers	$16,269	3.6%	$15,710	5.3%

(1)	This column represents the percentage increase in identical supermarket sales in the second quarter of 2011, compared to the second quarter of 2010.

Identical Supermarket Sales

($ in millions)

	Two Quarters Ended
	August 11, 2012	Percentage Increase	August 13, 2011	Percentage Increase(1)
Including fuel centers	$45,544	4.7%	$43,505	10.1%
Excluding fuel centers	$37,922	3.9%	$36,484	4.9%

(1)	This column represents the percentage increase in identical supermarket sales in the first two quarters of 2011, compared to the first two quarters of 2010.

Gross Margin and FIFO Gross Margin

Our gross margin rate was 20.47% for the second quarter of 2012, as compared to 20.84% for the second quarter of 2011.  Our gross margin rate was 20.51% for the first two quarters of 2012, as compared to 21.08% for the first two quarters of 2011.  The decrease in the second quarter of 2012, compared to the second quarter of 2011, resulted primarily from increased fuel sales, continued investments in lower prices for our customers and increased shrink and warehouse costs as a percentage of sales.  The decrease in the first two quarters of 2012, compared to the first two quarters of 2011, resulted primarily from increased fuel sales, continued investments in lower prices for our customers and increased shrink costs as a percentage of sales.  Retail fuel sales lower our gross margin rate due to the very low gross margin on retail fuel sales as compared to non-fuel sales.

We calculate First-In, First-Out (“FIFO”) gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the Last-In, First-Out (“LIFO”) charge.  Our LIFO charge was $35 million for the second quarters of both 2012 and 2011.  For the first two quarters of both 2012 and 2011, our LIFO charge was $81 million.  FIFO gross margin is a non-generally accepted accounting principle (“non-GAAP”) financial measure and should not be considered as an alternative to gross margin or any other generally accepted accounting principle (“GAAP”) measure of performance.  FIFO gross margin should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  Merchandise costs exclude depreciation and rent expenses.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

Our FIFO gross margin rate was 20.63% for the second quarter of 2012, as compared to 21.00% for the second quarter of 2011.  Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our second quarter 2012 FIFO gross margin rate decreased 43 basis points, as a percentage of sales, compared to the second quarter of 2011.  This decrease in the second quarter of 2012, compared to the second quarter of 2011, was approximately 55% due to continued investments in lower prices for our customers and 45% due to higher expenses for shrink and warehouse costs.

Our FIFO gross margin rate was 20.67% for the first two quarters of 2012, as compared to 21.24% for the first two quarters of 2011.  Excluding the effect of retail fuel operations, as a percentage of sales, our FIFO gross margin rate decreased 48 basis points for the first two quarters of 2012, compared to the first two quarters of 2011.  This decrease in the first two quarters of 2012, compared to the first two quarters of 2011, was approximately 85% due to continued investments in lower prices for our customers and 15% due to increased shrink costs.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, decreased 43 basis points to 15.61% for the second quarter of 2012 from 16.04% for the second quarter of 2011, primarily due to the benefit of increased supermarket sales, productivity improvements, effective cost controls, the benefit received in lower operating expenses from the consolidation of four UFCW multi-employer pension plans in the prior year and decreased incentive compensation expense, offset partially by increased health care costs.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel, decreased 51 basis points in the second quarter of 2012, compared to the second quarter of 2011.  This decrease in our OG&A rate, as a percentage of sales excluding the effect of fuel, resulted primarily from increased supermarket sales, productivity improvements, effective cost controls, lower operating expenses resulting from the consolidation of four UFCW multi-employer pension plans in the prior year and decreased incentive compensation expense, offset partially by increased health care costs.

OG&A expenses, as a percentage of sales, decreased 43 basis points to 15.46% for the first two quarters of 2012 from 15.89% for the first two quarters of 2011.  OG&A expenses, as a percentage of sales excluding fuel, decreased 38 basis points in the first two quarters of 2012 compared to the first two quarters of 2011.  This decrease in our OG&A rate, as a percentage of sales excluding the effect of fuel, resulted primarily from increased supermarket sales, productivity improvements, effective cost controls, lower operating expenses resulting from the consolidation of four UFCW multi-employer pension plans in the prior year and decreased incentive compensation expense, offset partially by increased health care costs.

Rent Expense

Rent expense was $139 million, or 0.64% of sales, for the second quarter of 2012, compared to $143 million, or 0.68% of sales, for the second quarter of 2011.  For the first two quarters of 2012, rent expense was $331 million, or 0.65% of sales, compared to $335 million, or 0.69% of sales, in the first two quarters of 2011.  Rent expense, as a percentage of sales excluding fuel, decreased 5 basis points in the second quarter of 2012 compared to the second quarter of 2011.  Rent expense, as a percentage of sales excluding fuel, decreased 4 basis points in the first two quarters of 2012 compared to the first two quarters of 2011.  These decreases in rent expense, as a percentage of sales both including and excluding fuel, primarily reflect our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.

Depreciation Expense

Depreciation expense was $383 million, or 1.76% of total sales, for the second quarter of 2012 compared to $374 million, or 1.79% of total sales, for the second quarter of 2011.  The increase in depreciation expense, in total dollars, was the result of additional depreciation on capital expenditures, including acquisitions and lease buyouts of $2.0 billion, during the rolling four quarter period ending with the second quarter of 2012.  The decrease in depreciation expense for the second quarter of 2012, compared to the second quarter of 2011, as a percentage of sales, was primarily due to the benefit of increased supermarket sales.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, decreased three basis points in the second quarter of 2012, compared to the same period of 2011.

Depreciation expense was $884 million, or 1.74% of total sales, for the first two quarters of 2012 compared to $873 million, or 1.80% of total sales, for the first two quarters of 2011.  The increase in depreciation expense, in total dollars, was the result of additional depreciation on capital expenditures, including acquisitions and lease buyouts of $2.0 billion, during the rolling four quarter period ending with the second quarter of 2012.  The decrease in depreciation expense for the first two quarters of 2012, compared to the first two quarters of 2011, as a percentage of sales, was primarily due to the benefit of increased supermarket sales.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, decreased seven basis points in the first two quarters of 2012, compared to the same period of 2011.

Operating Profit and FIFO Operating Profit

Operating profit was $535 million, or 2.46% of sales, for the second quarter of 2012, compared to $488 million, or 2.33% of sales, for the second quarter of 2011.  Operating profit was $1.3 billion, or 2.65% of sales, for the first two quarters of 2012, compared to $1.3 billion, or 2.69% of sales, for the first two quarters of 2011.  Operating profit, as a percentage of sales, increased 13 basis points in the second quarter of 2012, compared to the second quarter of 2011, primarily due to improvements in operating, general and administrative expenses, rent and depreciation, offset partially by continued investments in lower prices for our customers, increased shrink and warehouse costs and increased fuel sales.  Operating profit, as a percentage of sales, decreased four basis points in the first two quarters of 2012, compared to the first two quarters of 2011, primarily due to continued investments in lower prices for our customers, increased shrink costs and increased fuel sales, offset by improvements in operating, general and administrative expenses, rent and depreciation.

We calculate FIFO operating profit as operating profit excluding the LIFO charge.  FIFO operating profit is a non-GAAP financial measure and should not be considered as an alternative to operating profit or any other GAAP measure of performance.  FIFO operating profit should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO operating profit is an important measure used by management to evaluate operational effectiveness.  Management believes FIFO operating profit is a useful metric to investors and analysts because it measures our day-to-day operational effectiveness.

FIFO operating profit was $570 million, or 2.62% of sales, for the second quarter of 2012, compared to $523 million, or 2.50% of sales, for the second quarter of 2011.  Retail fuel sales lower our FIFO operating profit rate due to the very low FIFO operating profit rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  FIFO operating profit, excluding fuel, was $490 million, or 2.80% of sales, for the second quarter of 2012, compared to $442 million, or 2.63% of sales, for the second quarter of 2011.  FIFO operating profit, as a percentage of sales excluding fuel, increased 17 basis points in the second quarter of 2012, compared to the second quarter of 2011 primarily due to improvements in operating, general and administrative expenses, rent and depreciation, offset partially by continued investments in lower prices for our customers and increased shrink and warehouse costs.

FIFO operating profit was $1.4 billion, or 2.81% of sales, for the first two quarters of 2012, compared to $1.4 billion, or 2.85% of sales, for the first two quarters of 2011.  FIFO operating profit, excluding fuel, was $1.3 billion, or 3.23% of sales, for the first two quarters of both 2012 and 2011.  FIFO operating profit, as a percentage of sales excluding fuel, remained unchanged in the first two quarters of 2012, compared to the first two quarters of 2011, primarily due to improvements in operating, general and administrative expenses, rent and depreciation, offset by continued investments in lower prices for our customers and increased shrink costs.

The following table provides a reconciliation of operating profit to FIFO operating profit and FIFO operating profit, excluding fuel, for the second quarters and first two quarters of 2012 and 2011:

	Second Quarter Ended				Two Quarters Ended
	August 11, 2012	2012 Percentage of Sales	August 13, 2011	2011 Percentage of Sales	August 11, 2012	2012 Percentage of Sales	August 13, 2011	2011 Percentage of Sales
Sales	$21,726		$20,913		$50,791		$48,374
Fuel sales	4,249		4,076		10,122		9,309

Sales excluding fuel	$17,477		$16,837		$40,669		$39,065

Operating profit	$535	2.46%	$488	2.33%	$1,348	2.65%	$1,299	2.69%
LIFO charge	35	0.16%	35	0.17%	81	0.16%	81	0.17%

FIFO operating profit	570	2.62%	523	2.50%	1,429	2.81%	1,380	2.85%
Fuel operating profit	80	1.88%	81	1.99%	115	1.14%	119	1.28%

FIFO operating profit excluding fuel	$490	2.80%	$442	2.63%	$1,314	3.23%	$1,261	3.23%

Percentages may not sum due to rounding.

Interest Expense

Net interest expense was $106 million, or 0.49% of total sales, in the second quarter of 2012 and $97 million, or 0.47% of total sales, in the second quarter of 2011.  For the first two quarters of 2012, net interest expense was $247 million, or 0.49% of total sales, in 2012 and $235 million, or 0.49% of total sales, in the first two quarters of 2011.  The increase in net interest expense for the second quarter of 2012, compared to the second quarter of 2011, resulted primarily from a decrease in the benefit from interest rate swaps and an increase in total debt, offset partially by a lower weighted average interest rate.  The increase in net interest expense for the first two quarters of 2012, when compared to the same period of 2011, resulted primarily from a decrease in the benefit from interest rate swaps and an increase in total debt, offset partially by a lower weighted average interest rate.

Income Taxes

Our effective income tax rate was 34.5% for the second quarter of 2012 and 27.6% for the second quarter of 2011.  For the first two quarters, our effective income tax rate was 34.5% in 2012 and 33.8% in 2011.  The effective income tax rate for the second quarters and first two quarters of 2012 and 2011 differed from the federal statutory rate primarily due to the favorable resolution of certain tax issues, partially offset by the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.0 billion of cash from operating activities during the first two quarters of 2012, compared to $2.2 billion in the first two quarters of 2011.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses and changes in working capital.  Changes in working capital provided cash from operating activities of $143 million in the first two quarters of 2012 and $488 million in the first two quarters of 2011.  The decrease in cash provided by changes in working capital for the first two quarters of 2012, compared to the first two quarters of 2011, was primarily due to a decrease in trade accounts payable and a smaller change in income taxes payable and accrued expenses, offset partially by a decrease in inventories.

The amount of cash paid for income taxes decreased in the first two quarters of 2012, compared to the first two quarters of 2011, primarily due to an overpayment of 2011 taxes applied to 2012, resulting from the fourth quarter of 2011 $650 million UFCW consolidated pension plan contribution.

Net cash used by investing activities

We used $991 million of cash for investing activities during the first two quarters of 2012 compared to $926 million during the first two quarters of 2011.  The amount of cash used for investing activities increased in the first two quarters of 2012 versus 2011, primarily due to increased payments for capital expenditures.

Net cash used by financing activities

We used $992 million of cash for financing activities in the first two quarters of 2012 compared to $1.4 billion in the first two quarters of 2011.  The decrease in the amount of cash used for financing activities for the first two quarters of 2012, compared to the first two quarters of 2011, was primarily related to the proceeds received from the issuance of long-term debt, offset partially by an increase in payments on long-term debt.  Proceeds from the issuance of common shares resulted from exercises of employee stock options.

Debt Management

As of August 11, 2012, we maintained a $2 billion (with the ability to increase by $500 million), unsecured revolving credit facility that, unless extended, terminates on January 25, 2017.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained two uncommitted money market lines totaling $75 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of August 11, 2012, we had no borrowings under our credit agreement or money market lines.  As of August 11, 2012, we had $360 million of outstanding commercial paper.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $14 million as of August 11, 2012.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants.  As of August 11, 2012, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $779 million to $8.1 billion as of the end of the second quarter of 2012, from $7.3 billion as of the end of the second quarter of 2011.  Total debt decreased $38 million as of the end of the second quarter of 2012, from $8.2 billion as of year-end 2011.  The increase as of the end of the second quarter of 2012, compared to the end of the second quarter of 2011, resulted from the issuance in the last four quarters of (i) $450 million of senior notes bearing an interest rate of 2.2%, (ii) $500 million of senior notes bearing an interest rate of 3.4%, (iii) $350 million of senior notes bearing an interest rate of 5.0% and (iv) $360 million of commercial paper, offset partially by the payments at maturity in the last four quarters of $491 million of senior notes bearing an interest rate of 6.75% and $346 million of senior notes bearing an interest rate of 6.2%.  The proceeds of the issuance of the $450 million of senior notes bearing an interest rate of 2.2% were used to partially fund our $650 million cash contribution to the UFCW consolidated pension plan in the fourth quarter of 2011.  Our outstanding commercial paper increased by $360 million as of the end of the second quarter of 2012, compared to the end of the first quarter of 2012 and to the end of the second quarter of 2011.  The proceeds from the issuance of commercial paper in the second quarter of 2012 were used to purchase treasury stock.

We anticipate refinancing $1.5 billion of debt maturing in calendar years 2013 and 2014.  In the past two quarters, we have entered into $850 million notional amount of forward starting interest rate swaps to effectively hedge the changes in future benchmark interest rates on a portion of our expected issuance of fixed rate debt.

Common Share Repurchase Program

During the second quarter of 2012, we invested $525 million to repurchase 23.7 million Kroger common shares at an average price of $22.15 per share.  For the first two quarters of 2012, we invested $871 million to repurchase 38.4 million Kroger common shares at an average price of $22.70 per share.  These shares were reacquired under three separate share repurchase programs.  The first is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on September 15, 2011.  The second is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on June 14, 2012, that replaced the first referenced program.  The third is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to be approximately $3.6 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments, and scheduled principal payments of debt, offset by cash and temporary cash investments on hand at the end of the second quarter of 2012.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.3 billion of debt maturing in the next twelve months, which is included in the $3.6 billion in estimated liquidity needs.  We expect to refinance this debt on favorable terms based on our past experience.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $445 million for the second quarter of 2012 compared to $429 million for the second quarter of 2011.  Capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $984 million in the first two quarters of 2012 and $1.0 billion in the first two quarters of 2011.  During the second quarter of 2012, we did not have any capital expenditures for the purchase of leased facilities compared to $13 million for the second quarter of 2011.  During each of the first two quarters of 2012 and 2011, capital expenditures for purchases of leased facilities totaled $19 million.  During the second quarter of 2012, we opened, acquired, expanded or relocated ten food stores and also completed 26 within-the-wall remodels.  During the first two quarters of 2012, we opened, acquired, expanded or relocated 17 food stores and also completed 53 within-the-wall remodels.  Total food store square footage at the end of the second quarter of 2012 increased 0.4% from the end of the second quarter of 2011.  Excluding acquisitions and operational closings, total food store square footage at the end of the second quarter of 2012 increased 1.1% over the end of the second quarter of 2011.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  Except as noted below, our critical accounting policies are summarized in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its rules regarding the presentation of comprehensive income.  The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new rules became effective for interim and annual periods beginning after December 15, 2011.  In December 2011, the FASB deferred certain aspects of this standard beyond the December 15, 2011 effective date, specifically the provisions dealing with reclassification adjustments.  We adopted these amended standards effective January 29, 2012 by presenting separate Consolidated Statements of Comprehensive Income immediately following the Consolidated Statements of Operations.

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

•                  We expect net earnings per diluted share in the range of $2.35-$2.42 for 2012.  This range reflects the strength of our results for the first two quarters of 2012.  We expect the third and fourth quarter growth rate to be higher than our long-term growth rate of 6.0%-8.0%.  This guidance assumes the benefit of the 53rd week in 2012, a lower expected LIFO charge, the benefit of share repurchases and the benefit from the UFCW pension plan consolidation.  We expect to achieve the upper end of this range in 2012.

•                  We expect identical supermarket sales growth, excluding fuel sales, of 3.0%-3.5% in 2012.  This guidance contemplates the effect of several brand prescription drugs coming off patent during 2012, which will reduce sales because generic equivalents have a lower retail price than branded drugs.  We expect to achieve the upper end of this range in 2012.

•                  Our business model is structured to produce annual earnings per diluted share growth averaging 6.0%-8.0%, plus a dividend yield of approximately 2.5%, for a total shareholder return of approximately 8.5%-10.5%.  We expect this total shareholder return to compare favorably to the S&P 500 over a rolling three-to-five year time horizon.  Annual earnings per diluted share growth for fiscal 2012 is expected to be higher than our long-term model due to a combination of the benefit of a 53rd week, a lower expected LIFO charge compared to 2011, share repurchases and benefits from the UFCW pension plan consolidation.

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

•                  Capital expenditures reflect our strategy of growth through expansion, as well as focusing on productivity increases from our existing store base through remodels.  In addition, we intend to continue our emphasis on self-development and ownership of real estate, and logistics and technology improvements.  Our continued capital spending on technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and is expected to reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investments for 2012 to be in the range of $1.9-$2.2 billion, excluding acquisitions and purchases of leased facilities.  We expect total food store square footage to grow approximately 1.5% before acquisitions and operational closings.

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

•                  We expect that our effective tax rate for the two remaining quarters of 2012 will be approximately 36.0%, excluding the effect of the resolution of any tax issues.

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

•                  We expect to contribute approximately $75 million in total to the Company-sponsored defined benefit pension plans in 2012.  For the first two quarters of 2012, we contributed approximately $7 million to these plans.  We expect any contributions made during 2012 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.  We expect 2012 expense for Company-sponsored defined benefit pension plans to be approximately $90 million.  In addition, we expect 401(k) Retirement Savings Account Plan cash contributions and expense from automatic and matching contributions to participants to increase slightly in 2012, compared to 2011.

•                  We expect to contribute approximately $240 million to multi-employer pension plans in 2012, subject to collective bargaining.  In addition, we expect meaningful increases in expense as a result of increases in multi-employer pension plan contributions over the next few years.

•                  We do not anticipate additional goodwill impairments in 2012.

•                  We have various labor agreements that will be renegotiated in 2012, covering store employees in Memphis, Columbus, Indianapolis, Nashville, Phoenix and Portland.  We will also negotiate an agreement for our associates in our distribution facility in Delaware, Ohio.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions.  A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.  In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations.

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

•                  Our ability to achieve sales and earnings goals may be affected by: labor negotiations or disputes; industry consolidation; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that increased fuel costs have on consumer spending; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; the effect of brand prescription drugs going off patent; our ability to retain additional pharmacy sales from third party payors such as Express Scripts; and the benefits that we receive from the consolidation of the UFCW pension plans and the success of our future growth plans.  The extent to which the adjustments we are making to our strategy create value for our shareholders will depend primarily on the reaction of our customers and our competitors to these adjustments, as well as operating conditions, including inflation or deflation, increased competitive activity, and cautious spending behavior of our customers.  Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above.

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

•                  The actual amount of automatic and matching cash contributions to our 401(k) Retirement Savings Account Plan will depend on the number of participants, savings rates, compensation as defined by the plan, and length of service of participants.

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

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly for the remainder of 2012.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 4.         Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 11, 2012, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended August 11, 2012, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

On October 6, 2006, the Company petitioned the Tax Court (Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc. v. Commissioner of Internal Revenue, Docket No. 20364-06) for a redetermination of deficiencies asserted by the Commissioner of Internal Revenue.  The dispute at issue involves a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition therefore did not qualify for a Section 338(h)(10) election.  On January 27, 2011, the Tax Court issued its opinion upholding the Company’s position that the acquisition of the stock qualified as a purchase, granting the Company’s motion for partial summary judgment and denying the Tax Commissioner’s motion.  All remaining issues in the matter have been resolved and the Tax Court entered its decision on May 2, 2012.  On July 24, 2012, the Tax Commissioner filed a notice with The United States Court of Appeals for the 9th Circuit to appeal the decision of the Tax Court.  As of August 11, 2012, an adverse decision would require a cash payment of up to approximately $567, including interest.  Any accounting implications of an adverse decision in this case would be charged through the statement of operations.

Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust, wage and hour, or civil rights laws, as well as product liability cases, are pending against the Company.  Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.  For a further discussion of our legal proceedings, see the disclosure of litigation contained in Note 7 to our Consolidated Financial Statements, which disclosure we incorporate by reference into this item.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
May 20, 2012 to June 16, 2012	7,849,759	$22.00	7,849,759	$1,000
Second four weeks
June 17, 2012 to July 14, 2012	6,577,874	$22.88	6,577,874	$870
Third four weeks
July 15, 2012 to August 11, 2012	10,047,537	$21.89	10,047,537	$651
Total	24,475,170	$22.19	24,475,170	$651

(1)         The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of 2012 contained three 28-day periods.

(2)         Shares were repurchased under (i) a $1 billion share repurchase program, authorized by the Board of Directors and announced on June 14, 2012, (ii) a $1 billion share repurchase program, authorized by the Board of Directors and announced on September 15, 2011 and (iii) a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith.  The programs have no expiration date but may be terminated by the Board of Directors at any time.  Total shares purchased include shares that were surrendered to the Company by participants under the Company’s long-term incentive plans to pay for taxes on restricted stock awards.  On June 14, 2012, the Board of Directors authorized and announced a $1 billion share repurchase program referred to in clause (i) that replaced the $1 billion share repurchase program referred to in clause (ii) above.  All purchases thereafter were made under the program referenced in clause (i).  As of June 16, 2012, we did not have any share repurchases settled under the share repurchase program referred to in clause (i).

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

THE KROGER CO.

Dated: September 18, 2012	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: September 18, 2012	By:	/s/ J. Michael Schlotman
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