Form 10-Q
period 2012-11-03
KROGER CO
filed 2012-12-11
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2012

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

There were 518,433,851 shares of Common Stock ($1 par value) outstanding as of December 7, 2012.

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 3, 2012	November 5, 2011	November 3, 2012	November 5, 2011
Sales	$21,807	$20,594	$72,598	$68,969
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	17,383	16,358	57,757	54,539
Operating, general and administrative	3,305	3,318	11,161	11,006
Rent	141	141	471	475
Depreciation and amortization	382	372	1,265	1,246

Operating profit	596	405	1,944	1,703
Interest expense	103	99	350	334

Earnings before income tax expense	493	306	1,594	1,369
Income tax expense	175	108	555	468

Net earnings including noncontrolling interests	318	198	1,039	901
Net earnings (loss) attributable to noncontrolling interests	1	2	4	(8)

Net earnings attributable to The Kroger Co.	$317	$196	$1,035	$909

Net earnings attributable to The Kroger Co. per basic common share	$0.61	$0.33	$1.90	$1.51

Average number of common shares used in basic calculation	518	583	539	597

Net earnings attributable to The Kroger Co. per diluted common share	$0.60	$0.33	$1.89	$1.50

Average number of common shares used in diluted calculation	522	586	543	601

Dividends declared per common share	$0.15	$0.115	$0.38	$0.325

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions and unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 3, 2012	November 5, 2011	November 3, 2012	November 5, 2011
Net earnings including noncontrolling interests	$318	$198	$1,039	$901

Other comprehensive income
Unrealized gain on available for sale securities, net of income tax(1)	—	—	—	2
Amortization of amounts included in net periodic pension expense, net of income tax(2)	13	8	44	28
Unrealized gain (loss) on cash flow hedging activities, net of income tax(3)	3	(8)	(11)	(8)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	1	—	3	1

Total other comprehensive income	17	—	36	23

Comprehensive income	335	198	1,075	924
Comprehensive income (loss) attributable to noncontrolling interests	1	2	4	(8)
Comprehensive income attributable to The Kroger Co.	$334	$196	$1,071	$932

(1)	Amount is net of tax of $1 for the first three quarters of 2011.
(2)

Amount is net of tax of $8 for the third quarter of 2012 and $5 for the third quarter of 2011. Amount is net of tax of $27 for the first three quarters of 2012 and $17 for the first three quarters of 2011.

(3)

Amount is net of tax of $2 for the third quarter of 2012 and $(5) for the third quarter of 2011. Amount is net of tax of $(7) for the first three quarters of 2012 and $(5) for the first three quarters of 2011.

(4)	Amount is net of tax of $1 for the first three quarters of 2011.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	November 3,	January 28,
	2012	2012
ASSETS
Current assets
Cash and temporary cash investments	$435	$188
Deposits in-transit	920	786
Receivables	1,039	949
FIFO inventory	6,689	6,157
LIFO reserve	(1,139)	(1,043)
Prepaid and other current assets	333	288
Total current assets	8,277	7,325

Property, plant and equipment, net	14,690	14,464
Goodwill	1,164	1,138
Other assets	527	549

Total Assets	$24,658	$23,476

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$2,079	$1,315
Trade accounts payable	4,825	4,329
Accrued salaries and wages	906	1,056
Deferred income taxes	190	190
Other current liabilities	2,548	2,215
Total current liabilities	10,548	9,105

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	6,773	6,826
Adjustment to reflect fair-value interest rate hedges	7	24
Long-term debt including obligations under capital leases and financing obligations	6,780	6,850

Deferred income taxes	771	647
Pension and postretirement benefit obligations	1,380	1,393
Other long-term liabilities	1,417	1,515

Total Liabilities	20,896	19,510

Commitments and contingencies (see Note 7)

SHAREOWNERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 1,000 shares authorized; 959 shares issued in 2012 and 2011	959	959
Additional paid-in capital	3,434	3,427
Accumulated other comprehensive loss	(808)	(844)
Accumulated earnings	9,404	8,571
Common shares in treasury, at cost, 445 shares in 2012 and 398 shares in 2011	(9,228)	(8,132)

Total Shareowners’ Equity - The Kroger Co.	3,761	3,981
Noncontrolling interests	1	(15)

Total Equity	3,762	3,966

Total Liabilities and Equity	$24,658	$23,476

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Three Quarters Ended
	November 3, 2012	November 5, 2011
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,039	$901
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,265	1,246
LIFO charge	96	142
Stock-based employee compensation	61	62
Expense for Company-sponsored pension plans	68	54
Deferred income taxes	130	314
Other	33	54
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(134)	(213)
Receivables	(131)	21
FIFO Inventories	(531)	(681)
Prepaid expenses	(32)	(22)
Trade accounts payable	380	452
Accrued expenses	63	240
Income taxes receivable and payable	115	(111)
Contribution to Company-sponsored pension plans	(37)	(52)
Other	(117)	3

Net cash provided by operating activities	2,268	2,410

Cash Flows from Investing Activities:
Payments for capital expenditures	(1,471)	(1,405)
Proceeds from sale of assets	23	43
Payments for acquisitions	(12)	(51)
Other	(28)	(6)

Net cash used by investing activities	(1,488)	(1,419)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	850	3
Dividends paid	(189)	(191)
Payments on long-term debt	(921)	(542)
Net borrowings on commercial paper / credit facility	744	330
Excess tax benefits on stock-based awards	5	6
Proceeds from issuance of capital stock	72	93
Treasury stock purchases	(1,204)	(1,274)
Net increase (decrease) in book overdrafts	115	(25)
Other	(5)	—

Net cash used by financing activities	(533)	(1,600)

Net increase (decrease) in cash and temporary cash investments	247	(609)

Cash and temporary cash investments:
Beginning of year	188	825
End of quarter	$435	$216

Reconciliation of capital expenditures:
Payments for capital expenditures	$(1,471)	$(1,405)
Changes in construction-in-progress payables	(11)	(124)
Total capital expenditures	$(1,482)	$(1,529)

Disclosure of cash flow information:
Cash paid during the year for interest	$320	$339
Cash paid during the year for income taxes	$334	$295

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 29, 2011	959	$959	$3,394	339	$(6,732)	$(550)	$8,225	$2	$5,298
Issuance of common stock:
Stock options exercised	—	—	—	(5)	93	—	—	—	93
Restricted stock issued	—	—	(53)	(2)	33	—	—	—	(20)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	51	(1,173)	—	—	—	(1,173)
Stock options exchanged	—	—	—	4	(101)	—	—	—	(101)
Share-based employee compensation	—	—	62	—	—	—	—	—	62
Other comprehensive gain net of income tax of $14	—	—	—	—	—	23	—	—	23
Other	—	—	15	—	(7)	—	—	(2)	6
Cash dividends declared ($0.325 per common share)	—	—	—	—	—	—	(190)	—	(190)
Net earnings including noncontrolling interests	—	—	—	—	—	—	909	(8)	901

Balances at November 5, 2011	959	$959	$3,418	387	$(7,887)	$(527)	$8,944	$(8)	$4,899

Balances at January 28, 2012	959	$959	$3,427	398	$(8,132)	$(844)	$8,571	$(15)	$3,966

Issuance of common stock:
Stock options exercised	—	—	—	(4)	72	—	—	—	72
Restricted stock issued	—	—	(57)	(2)	38	—	—	—	(19)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	50	(1,137)	—	—	—	(1,137)
Stock options exchanged	—	—	—	3	(67)	—	—	—	(67)
Share-based employee compensation	—	—	61	—	—	—	—	—	61
Other comprehensive gain net of income tax of $20	—	—	—	—	—	36	—	—	36
Other	—	—	3	—	(2)	—	—	12	13
Cash dividends declared ($0.38 per common share)	—	—	—	—	—	—	(202)	—	(202)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,035	4	1,039

Balances at November 3, 2012	959	$959	$3,434	445	$(9,228)	$(808)	$9,404	$1	$3,762

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

The unaudited information in the Consolidated Financial Statements for the third quarter and the three quarters ended November 3, 2012 and November 5, 2011, includes the results of operations of the Company for the 12 and 40-week periods then ended.

2.              STOCK OPTION PLANS

The Company recognized total stock-based compensation of $20 and $18 in the third quarters ended November 3, 2012 and November 5, 2011, respectively.  The Company recognized total stock-based compensation of $61 and $62 in the first three quarters of 2012 and 2011, respectively.  These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

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

Stock options granted in the first three quarters of 2012 expire 10 years from the date of grant and vest between one year and five years from the date of grant. Restricted stock awards granted in the first three quarters of 2012 have restrictions that lapse between one year and five years from the date of the awards.  All grants and awards become immediately exercisable, in the case of options, and restrictions lapse, in the case of restricted stock, upon certain changes of control of the Company.

Changes in equity awards outstanding under the plans are summarized below.

Stock Options

	Shares subject to option	Weighted-average exercise price
Outstanding, January 28, 2012	31.0	$21.80
Granted	4.0	$21.99
Exercised	(4.1)	$18.72
Canceled or Expired	(1.8)	$23.50

Outstanding, November 3, 2012	29.1	$22.16

Restricted Stock

	Restricted shares outstanding	Weighted-average grant-date fair value
Outstanding, January 28, 2012	4.2	$23.92
Granted	2.5	$22.02
Lapsed	(2.3)	$24.44
Canceled or Expired	(0.1)	$23.42

Outstanding, November 3, 2012	4.3	$22.55

The weighted-average fair value of stock options granted during the first three quarters ended November 3, 2012 and November 5, 2011, was $4.37 and $6.00, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.

The following table reflects the weighted average assumptions used for grants awarded to option holders:

	2012	2011
Risk-free interest rate	0.97%	2.16%
Expected dividend yield	2.49%	1.90%
Expected volatility	26.49%	26.31%
Expected term	6.9 Years	6.9 Years

3.              DEBT OBLIGATIONS

Long-term debt consists of:

	November 3,	January 28,
	2012	2012
2.20% to 8.00% Senior Notes due through 2042	$7,087	$7,078
5.00% to 12.75% Mortgages due in varying amounts through 2034	61	65
Commercial paper borrowings	114	370
Credit facility borrowings	1,000	—
Other	179	230

Total debt, excluding capital leases and financing obligations	8,441	7,743

Less current portion	(2,037)	(1,275)

Total long-term debt, excluding capital leases and financing obligations	$6,404	$6,468

In the first quarter of 2012, the Company issued $500 of senior notes due in fiscal year 2022 bearing an interest rate of 3.40% and $350 of senior notes due in fiscal year 2042 bearing an interest rate of 5.00%.  In the first quarter of 2012, the Company repaid upon their maturity $491 of senior notes bearing an interest rate of 6.75%.

In the second quarter of 2012, the Company repaid upon their maturity $346 of senior notes bearing an interest rate of 6.20%.

During the last week of the third quarter of 2012, the Company borrowed $1 billion under its credit facility to meet short-term funding needs during the storm on the East coast of the United States as a precaution against a potential concern that commercial paper purchasers would have limited access to their facilities and systems.  The Company repaid these borrowings during the first week of the fourth quarter of 2012.

4.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the third quarters of 2012 and 2011.

	Third Quarter Ended
	Pension Benefits		Other Benefits
	November 3, 2012	November 5, 2011	November 3, 2012	November 5, 2011
Components of net periodic benefit cost:
Service cost	$11	$8	$4	$4
Interest cost	36	36	3	3
Expected return on plan assets	(49)	(48)	—	—
Amortization of:
Prior service cost	—	—	(1)	(1)
Actuarial loss	22	14	—	—

Net periodic benefit cost	$20	$10	$6	$6

The following table provides the components of net periodic benefit costs for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first three quarters of 2012 and 2011.

	Three Quarters Ended
	Pension Benefits		Other Benefits
	November 3, 2012	November 5, 2011	November 3, 2012	November 5, 2011
Components of net periodic benefit cost:
Service cost	$36	$34	$13	$11
Interest cost	120	128	12	13
Expected return on plan assets	(162)	(158)	—	—
Amortization of:
Prior service cost	—	—	(3)	(4)
Actuarial loss	74	50	—	(1)

Net periodic benefit cost	$68	$54	$22	$19

The Company contributed $37 and $52 to its Company-sponsored defined benefit pension plans in the first three quarters of 2012 and 2011, respectively.  For 2012, the Company expects to contribute approximately $75 in total to these plans.

The Company contributed $110 and $101 to employee 401(k) retirement savings accounts in the first three quarters of 2012 and 2011, respectively.

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

	Third Quarter Ended			Third Quarter Ended
	November 3, 2012			November 5, 2011
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$314	518	$0.61	$194	583	$0.33
Dilutive effect of stock options		4			3

Net earnings attributable to The Kroger Co. per diluted common share	$314	522	$0.60	$194	586	$0.33

	Three Quarters Ended			Three Quarters Ended
	November 3, 2012			November 5, 2011
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,027	539	$1.90	$903	597	$1.51
Dilutive effect of stock options		4			4

Net earnings attributable to The Kroger Co. per diluted common share	$1,027	543	$1.89	$903	601	$1.50

The Company had combined undistributed and distributed earnings to participating securities totaling $3 and $2 in the third quarters of 2012 and 2011, respectively.  The Company had combined undistributed and distributed earnings to participating securities of $8 and $6 in the first three quarters of 2012 and 2011, respectively.

The Company had options outstanding for approximately 14 and 17 shares during the third quarters of 2012 and 2011, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.  The Company had options outstanding for approximately 12 and 13 shares in the first three quarters of 2012 and 2011, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

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

Litigation — On October 6, 2006, the Company petitioned the Tax Court (Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc. v. Commissioner of Internal Revenue, Docket No. 20364-06) for a redetermination of deficiencies asserted by the Commissioner of Internal Revenue.  The dispute at issue involved a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition therefore did not qualify for a Section 338(h)(10) election.  On January 27, 2011, the Tax Court issued its opinion upholding the Company’s position that the acquisition of the stock qualified as a purchase, granting the Company’s motion for partial summary judgment and denying the Tax Commissioner’s motion.  All remaining issues in the matter had been resolved and the Tax Court entered its decision on May 2, 2012.  On July 24, 2012, the Tax Commissioner filed a notice with the United States Court of Appeals for the 9th Circuit to appeal the decision of the Tax Court.

Subsequent to the filing of the notice to appeal the government requested the dismissal of the case.  On November 14, 2012, the United States Court of Appeals for the 9th Circuit issued its dismissal order with prejudice, finally resolving all issues in the matter.

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

Benefit Plans — The Company had $258 and $311 accrued as of November 3, 2012 and January 28, 2012, respectively, in other long-term liabilities related to the Company’s contractual obligation under the UFCW consolidated pension plan, which resulted from the consolidation of four UFCW multi-employer pension plans into one multi-employer pension plan in the fourth quarter of 2011.  The other long-term liability for the Company’s contractual obligation under the UFCW consolidated pension plan decreased as of the end of the third quarter of 2012, compared to the end of the fourth quarter of 2011, due to a reduction in the Company’s Unfunded Actuarial Accrued Liability estimate.  For more information regarding this other long-term liability and the consolidation of the four UFCW multi-employer pension plans into one multi-employer pension plan in the fourth quarter of 2011, please refer to Note 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

Fair Value Interest Rate Swaps

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of November 3, 2012 and January 28, 2012.

	November 3, 2012		January 28, 2012
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$900	$—	$1,625	$—
Number of contracts	10	—	18	—
Duration in years	0.67	—	0.74	—
Average variable rate	3.17%	—	3.84%	—
Average fixed rate	5.36%	—	5.87%	—
Maturity	Between February 2013 and December 2018		Between April 2012 and April 2013

During the first three quarters of 2012, nine of the Company’s fair value swaps, with a notional amount of $775, matured.

During the third quarter of 2012, the Company entered into a fair value swap with a notional amount of $50.

The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in current income as “Interest expense.”  These gains and losses for the third quarters and first three quarters of 2012 and 2011 were as follows:

	Third Quarter Ended
	November 3, 2012		November 5, 2011
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$(4)	$4	$(7)	$7

	Three Quarters Ended
	November 3, 2012		November 5, 2011
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$(18)	$14	$(14)	$16

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
Derivatives Designated as Fair Value Hedging Instruments	November 3, 2012	January 28, 2012	Balance Sheet Location
Interest Rate Hedges	$7	$25	Other Assets

Cash Flow Forward-Starting Interest Rate Swaps

As of November 3, 2012, the Company had 17 forward-starting interest rate swap agreements with maturity dates between April 2013 and January 2014 with an aggregate notional amount totaling $850.  In the second quarter of 2012, the Company entered into seven of these forward-starting interest rate swap agreements with an aggregate notional amount totaling $350.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt in fiscal year 2013.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of November 3, 2012, the fair value of the interest rates swaps was recorded in other long-term liabilities for $32 and accumulated other comprehensive loss for $20 net of tax.

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

During the first three quarters of 2012, the Company terminated 14 forward-starting interest rate swap agreements with maturity dates of May 2012 with an aggregate notional amount totaling $700.  These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt to be issued in the first quarter of 2012.  As discussed in Note 3, the Company issued $850 of senior notes in the first quarter of 2012.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $27 has been deferred net of tax in accumulated other comprehensive income (“AOCI”) and will be amortized to earnings as the interest payments are made.

The following tables summarize the effect of the Company’s derivative instruments designated as cash flow hedges for the third quarters and first three quarters of 2012 and 2011:

	Third Quarter Ended
	Amount of Gain/(Loss) in AOCI on Derivatives (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	November 3, 2012	November 5, 2011	November 3, 2012	November 5, 2011	Reclassified into Income (Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(39)	$(12)	$(1)	$—	Interest expense

*The amounts of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges that were terminated prior to the third quarter of 2012.

	Three Quarters Ended
	Amount of Gain/(Loss) in AOCI on Derivatives (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	November 3, 2012	November 5, 2011	November 3, 2012	November 5, 2011	Reclassified into Income (Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(39)	$(12)	$(3)	$(1)	Interest expense

*The amounts of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges that were terminated prior to the third quarter of 2012.

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at November 3, 2012 and January 28, 2012:

November 3, 2012 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$8	$—	$20	$28
Long-Lived Assets	—	—	4	4
Interest Rate Hedges	—	(26)	—	(26)
Total	$8	$(26)	$24	$6

January 28, 2012 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$8	$—	$20	$28
Long-Lived Assets	—	—	23	23
Interest Rate Hedges	—	(16)	—	(16)
Total	$8	$(16)	$43	$35

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets, and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 28, 2012 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 28, 2012 for further discussion of the Company’s policies regarding the valuation of long-lived assets and store lease exit costs.  For the first three quarters of 2012, long-lived assets with a carrying amount of $14 were written down to their fair value of $4 resulting in an impairment charge of $10.  For the first three quarters of 2011, long-lived assets with a carrying amount of $52 were written down to their fair value of $22 resulting in an impairment charge of $30.

For the first three quarters of 2011, the Company recorded unrealized gains on its Level 3 Available-for-Sale Securities in the amount of $3.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based on the net present value of the future cash flow using the forward interest rate yield curve in effect at November 3, 2012, and January 28, 2012, which is a Level 3 measurement technique.  At November 3, 2012, the fair value of total debt was $9,546 compared to a carrying value of $8,441.  At January 28, 2012, the fair value of total debt was $8,700 compared to a carrying value of $7,743.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At November 3, 2012, and January 28, 2012, the carrying and fair value of long-term investments for which fair value is determinable was $44 and $50, respectively.

10.       INCOME TAXES

The effective income tax rate was 35.5% and 35.3% for the third quarters of 2012 and 2011, respectively.  The effective income tax rate was 34.8% and 34.2% for the first three quarters of 2012 and 2011, respectively.  The effective tax rate for the third quarters of 2012 and 2011 approximate the federal statutory rate.  The effective income tax rate for the first three quarters of 2012 and 2011 differed from the federal statutory rate primarily due to the favorable resolution of certain tax issues, partially offset by the effect of state income taxes.

11.       SUBSEQUENT EVENT

During the fourth quarter of 2012, the Company purchased the outstanding shares of Axium Pharmacy, a leading specialty pharmacy that provides specialized drug therapies and support services for patients with complex medical conditions.  Offering specialty pharmacy services will give the Company’s customers greater access to drugs it doesn’t currently dispense and access to additional services the Company does not currently provide.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Third quarter 2012 total sales were $21.8 billion compared with $20.6 billion for the same period of 2011.  This increase was attributable to identical supermarket sales increases, increased fuel gallon sales and an increase in the average retail fuel price.  Identical supermarket sales without fuel increased 3.2% in the third quarter of 2012, compared to the third quarter of 2011, primarily due to an increased transaction count, an increase in the number of households shopping with us, an increase in the total units each household purchased and product cost inflation.  This marks positive identical supermarket sales growth for 36 consecutive quarters.  Every supermarket store department had positive identical sales during the third quarter.  Total sales for the first three quarters of 2012 were $72.6 billion compared with $69.0 billion for the same period of 2011.  This increase was attributable to identical supermarket sales increases, increased fuel gallon sales and an increase in the average retail fuel price.  Identical supermarket sales without fuel increased 3.7% in the first three quarters of 2012, compared to the same period in 2011, primarily due to an increased transaction count, an increase in the average sale per shopping trip, an increase in the number of households shopping with us and product cost inflation.  Our Customer 1st strategy continues to deliver solid results.

For the third quarter of 2012, net earnings totaled $317 million, or $0.60 per diluted share, compared to $196 million, or $0.33 per diluted share for the same period of 2011.  This includes a $0.14 per diluted share benefit from a settlement with Visa and MasterCard and from a reduction in our obligation to fund the UFCW consolidated pension fund created in January 2012 (“adjusted items”).  Excluding these adjusted items, net earnings totaled $243 million, or $0.46 per diluted share, for the third quarter of 2012.  The adjustments for these items resulted in a reduction of operating, general and administrative expense of $115 million ($74 million after-tax) in the third quarter of 2012.  We believe the adjusted earnings per diluted share figure presents a more accurate year-over year comparison of our financial results because the adjusted items were not the result of our normal operations.  The net earnings and adjusted earnings per diluted share for the third quarter of 2012 also includes a $0.02 benefit from a lower Last-In, First-Out (“LIFO”) charge due to the Company reducing its estimated LIFO charge to $125 million from $150 million for 2012.  For the first three quarters of 2012, net earnings totaled $1.0 billion, or $1.89 per diluted share, compared to $909 million, or $1.50 per diluted share for the same period of 2011.  Excluding the adjusted items, net earnings totaled $961 million, or $1.76 per diluted share, for the first three quarters of 2012.  Please refer to the “Net Earnings” section for more information related to the increases in net earnings for both the third quarter and the first three quarters of 2012, compared to the third quarter and the first three quarters of 2011.

Based on our results for the first three quarters of 2012, we have increased both the lower and upper range of our guidance for net earnings per diluted share, excluding the adjusted items, for fiscal year 2012.  Please refer to the “Outlook” section for more information on our expectations.  Our Customer 1st strategy continues to increase customer loyalty, identical supermarket sales and market share.  As a result, we are rewarding shareholders through net earnings per diluted share growth, increasing dividends over time and share buybacks.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $317 million for the third quarter of 2012, an increase of 61.7% from net earnings of $196 million for the third quarter of 2011.  Net earnings totaled $243 million, excluding the adjusted items, for the third quarter of 2012, an increase of 24.0% from net earnings of $196 million for the third quarter of 2011.  The increase in our net earnings, excluding the adjusted items, for the third quarter of 2012, compared to the third quarter of 2011, resulted primarily from a decrease in our LIFO charge and increases in FIFO non-fuel operating profit and earnings from our fuel operations.  The increase in FIFO non-fuel operating profit, excluding the adjusted items, for the third quarter of 2012, compared to the third quarter of 2011, resulted primarily from increased supermarket sales, productivity improvements, effective cost controls, increased pharmacy results, decreased incentive compensation expense and lower operating expenses resulting from the consolidation of four multi-employer pension plans in the prior year, partially offset by continued investments in lower prices for our customers and increases in health care costs.  The increase in earnings from our fuel operations for the third quarter of 2012, compared to the third quarter of 2011, resulted primarily from increases in fuel gallons sold and increases in the margin per gallon of fuel sold.

Net earnings totaled $1.0 billion for the first three quarters of 2012, an increase of 13.9% from net earnings of $909 million for the first three quarters of 2011.  Net earnings, excluding the adjusted items, totaled $961 million for the first three quarters of 2012, an increase of 5.7% from net earnings of $909 million for the first three quarters of 2011.  The increase in our net earnings, excluding the adjusted items, for the first three quarters of 2012, compared to the same period in 2011, resulted primarily from a decrease in our LIFO charge and increases in FIFO non-fuel operating profit and earnings from our fuel operations, offset partially by an increase in our effective tax rate and interest expense.  The increase in FIFO non-fuel operating profit, excluding the adjusted items, for the first three quarters of 2012, compared to the same period in 2011, resulted primarily from the benefit of increased supermarket sales, productivity improvements, effective cost controls, increased pharmacy results, decreased incentive compensation expense and the benefit received in lower operating expenses from the consolidation of four multi-employer pension plans in the prior year, partially offset by continued investments in lower prices for our customers and increases in health care costs.  The increase in earnings from our fuel operations for the first three quarters of 2012, compared to the first three quarters of 2011, resulted primarily from increases in fuel gallons sold.  Our effective tax rate increased in the first three quarters of 2012, compared to the same period in 2011, primarily due to the favorable resolution of certain tax issues in the second quarter of 2011.

Net earnings of $0.60 per diluted share for the third quarter of 2012 represented an increase of 81.8% over net earnings of $0.33 per diluted share for the third quarter of 2011.  Net earnings of $0.46 per diluted share, excluding the adjusted items, for the third quarter of 2012 represented an increase of 39.4% over net earnings of $0.33 per diluted share for the third quarter of 2011.  Net earnings per diluted share, excluding the adjusted items, increased in the third quarter of 2012, compared to the third quarter of 2011, due to increased net earnings and the repurchase of 65 million common shares over the past four quarters resulting in a lower weighted average number of shares outstanding.

Net earnings of $1.89 per diluted share for the first three quarters of 2012 represented an increase of 26.0% over net earnings of $1.50 per diluted share for the first three quarters of 2011.  Net earnings of $1.76 per diluted share, excluding the adjusted items, for the first three quarters of 2012 represented an increase of 17.3% over net earnings of $1.50 per diluted share for the first three quarters of 2011.  Net earnings per diluted share, excluding the adjusted items, increased in the first three quarters of 2012, compared to the first three quarters of 2011, due to increased net earnings and the repurchase of 65 million common shares over the past four quarters resulting in a lower weighted average number of shares outstanding.

Management believes adjusted net earnings (and adjusted net earnings per diluted share) are useful metrics to investors and analysts because the amounts referenced above in net earnings and net earnings per diluted share are not directly related to our day-to-day business.  Adjusted net earnings (and adjusted net earnings per diluted share) are non-generally accepted accounting principle (“non-GAAP”) financial measures and should not be considered alternatives to net earnings (and net earnings per diluted share) or any other generally accepted accounting principle (“GAAP”) measure of performance.  Adjusted net earnings (and adjusted net earnings per diluted share) should not be reviewed in isolation or considered substitutes for our financial results as reported in accordance with GAAP.  Management uses adjusted earnings (and adjusted net earnings per diluted share) as it believes these measures are more meaningful indicators of operating performance since, as adjusted, those earnings relate more directly to our day-to-day operations.  Management also uses adjusted earnings (and adjusted net earnings per diluted share) as a performance metric for management incentive programs, and to measure our progress against internal budgets and targets.

Sales

Total Sales

(in millions)

	Third Quarter Ended				Three Quarters Ended
	November 3, 2012	Percentage Increase	November 5, 2011	Percentage Increase(2)	November 3, 2012	Percentage Increase	November 5, 2011	Percentage Increase(3)
Total supermarket sales without fuel	$16,716	3.6%	$16,135	5.1%	$56,066	3.9%	$53,944	5.0%
Fuel sales	4,520	15.2%	3,922	40.1%	14,643	10.7%	13,231	45.7%
Other sales(1)	571	6.3%	537	4.3%	1,889	5.3%	1,794	6.2%

Total sales	$21,807	5.9%	$20,594	10.3%	$72,598	5.3%	$68,969	10.9%

(1)         Other sales primarily relate to sales by convenience stores, excluding fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; and in-store health clinics.

(2)         This column represents the percentage increase in the third quarter of 2011, compared to the third quarter of 2010.

(3)         This column represents the percentage increase in the first three quarters of 2011, compared to the first three quarters of 2010.

The increase in total sales for the third quarter of 2012, compared to the third quarter of 2011, was primarily the result of our identical supermarket sales increase, excluding fuel, of 3.2% and an increase in fuel sales of 15.2%.  The increase in total supermarket sales without fuel for the third quarter of 2012, compared to the third quarter of 2011, was primarily the result of our identical supermarket sales increase, excluding fuel of 3.2%.  Total fuel sales increased in the third quarter of 2012, compared to the same period of 2011, due to an increase in fuel gallons sold of 8.3% and an increase in the average retail fuel price of 6.4%.  The increase in the average retail fuel price was caused by an increase in the product cost of fuel.  Identical supermarket sales, excluding fuel, increased primarily due to increased transaction count, an increase in the number of households shopping with us, an increase in the total units each household purchased and product cost inflation.

The increase in total sales for the first three quarters of 2012, compared to the same period of 2011, was primarily the result of our identical supermarket sales increase, excluding fuel, of 3.7% and an increase in fuel sales of 10.7%.  The increase in total supermarket sales without fuel for the first three quarters of 2012, compared to the same period of 2011, was primarily the result of our identical supermarket sales increase, excluding fuel of 3.7%.  Total fuel sales increased in the first three quarters of 2012, compared to the same period of 2011, primarily due to a 8.2% increase in fuel gallons sold and an increase in the average retail fuel price of 2.3%.  Identical supermarket sales, excluding fuel, increased primarily due to increased transaction count, an increase in the average sale per shopping trip, an increase in the number of households shopping with us and product cost inflation.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket identical sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented below to calculate percentage changes for the third quarter and the first three quarters of 2012.

Identical Supermarket Sales

($ in millions)

	Third Quarter
	November 3, 2012	Percentage Increase	November 5, 2011	Percentage Increase(1)
Including fuel centers	$19,457	5.2%	$18,497	9.4%
Excluding fuel centers	$16,057	3.2%	$15,555	5.0%

(1)         This column represents the percentage increase in identical supermarket sales in the third quarter of 2011, compared to the third quarter of 2010.

Identical Supermarket Sales

($ in millions)

	Three Quarters Ended
	November 3, 2012	Percentage Increase	November 5, 2011	Percentage Increase(1)
Including fuel centers	$65,001	4.8%	$62,002	9.9%
Excluding fuel centers	$53,978	3.7%	$52,039	4.9%

(1)         This column represents the percentage increase in identical supermarket sales in the first three quarters of 2011, compared to the first three quarters of 2010.

Gross Margin and FIFO Gross Margin

Our gross margin rate was 20.29% for the third quarter of 2012, as compared to 20.57% for the third quarter of 2011.  Our gross margin rate was 20.44% for the first three quarters of 2012, as compared to 20.92% for the first three quarters of 2011.  The decrease in the third quarter of 2012, compared to the third quarter of 2011, resulted primarily from increased fuel sales, continued investments in lower prices for our customers and increased shrink and warehouse and transportation costs, offset slightly by a decrease in the LIFO charge and advertising costs as a percentage of sales.  The decrease in the first three quarters of 2012, compared to the first three quarters of 2011, resulted primarily from increased fuel sales, continued investments in lower prices for our customers and increased shrink costs, offset slightly by a decrease in the LIFO charge as a percentage of sales.  Retail fuel sales lower our gross margin rate due to the very low gross margin on retail fuel sales as compared to non-fuel sales.

We calculate First-In, First-Out (“FIFO”) gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the LIFO charge.  Merchandise costs exclude depreciation and rent expenses.  Our LIFO charge was $15 million for the third quarter of 2012 and $62 million for the third quarter of 2011.  Our LIFO charge was $96 million for the first three quarters of 2012 and $142 million for the first three quarters of 2011.  FIFO gross margin is a non-GAAP financial measure and should not be considered as an alternative to gross margin or any other GAAP measure of performance.  FIFO gross margin should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

Our FIFO gross margin rate was 20.35% for the third quarter of 2012, as compared to 20.87% for the third quarter of 2011.  Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our third quarter 2012 FIFO gross margin rate decreased 25 basis points, as a percentage of sales, compared to the third quarter of 2011.  This decrease in the third quarter of 2012, compared to the third quarter of 2011, resulted primarily from continued investments in lower prices for our customers and increased shrink and warehouse and transportation costs as a percentage of sales.

Our FIFO gross margin rate was 20.58% for the first three quarters of 2012, as compared to 21.13% for the first three quarters of 2011.  Excluding the effect of retail fuel operations, as a percentage of sales, our FIFO gross margin rate decreased 42 basis points for the first three quarters of 2012, compared to the first three quarters of 2011.  This decrease in the first three quarters of 2012, compared to the first three quarters of 2011, resulted primarily from continued investments in lower prices for our customers and increased shrink and warehouse costs as a percentage of sales.

LIFO Charge

The LIFO charge was $15 million in the third quarter of 2012 and $62 million in the third quarter of 2011.  The LIFO charge decreased in the third quarter of 2012, compared to the third quarter of 2011, primarily due to lowering our expected annualized product cost inflation for 2012 compared to 2011 in the third quarter of 2012.

The LIFO charge was $96 million in the first three quarters of 2012 and $142 million in the first three quarters of 2011.  The LIFO charge decreased in the first three quarters of 2012, compared to the same periods in 2011, primarily due to our expected decrease in annualized product cost inflation for 2012 compared to 2011.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, decreased 95 basis points to 15.16% for the third quarter of 2012 from 16.11% for the third quarter of 2011.  OG&A expenses, as a percentage of sales excluding the adjusted items, decreased 42 basis points to 15.69% for the third quarter of 2012 from 16.11% for the third quarter of 2011, primarily due to the benefit of increased supermarket sales, productivity improvements, effective cost controls, the benefit received in lower operating expenses from the consolidation of four UFCW multi-employer pension plans in the prior year and decreased incentive compensation expense, offset partially by increased health care costs.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel and the adjusted items, decreased 15 basis points in the third quarter of 2012, compared to the third quarter of 2011.  This decrease in our OG&A rate, as a percentage of sales excluding the effect of fuel and the adjusted items, resulted primarily from increased supermarket sales, productivity improvements, effective cost controls, lower operating expenses resulting from the consolidation of four UFCW multi-employer pension plans in the prior year and decreased incentive compensation expense, offset partially by increased health care costs.

OG&A expenses, as a percentage of sales, decreased 59 basis points to 15.37% for the first three quarters of 2012 from 15.96% for the first three quarters of 2011.  OG&A expenses, as a percentage of sales excluding fuel and the adjusted items, decreased 31 basis points in the first three quarters of 2012 compared to the first three quarters of 2011.  This decrease in our OG&A rate, as a percentage of sales excluding the effect of fuel and the adjusted items, resulted primarily from increased supermarket sales, productivity improvements, effective cost controls, lower operating expenses resulting from the consolidation of four UFCW multi-employer pension plans in the prior year and decreased incentive compensation expense, offset partially by increased health care costs.

Rent Expense

Rent expense was $141 million, or 0.64% of sales, for the third quarter of 2012, compared to $141 million, or 0.68% of sales, for the third quarter of 2011.  For the first three quarters of 2012, rent expense was $471 million, or 0.65% of sales, compared to $475 million, or 0.69% of sales, in the first three quarters of 2011.  Rent expense, as a percentage of sales excluding fuel, decreased 3 basis points in the third quarter of 2012 compared to the third quarter of 2011.  Rent expense, as a percentage of sales excluding fuel, decreased 4 basis points in the first three quarters of 2012 compared to the first three quarters of 2011.  These decreases in rent expense, as a percentage of sales both including and excluding fuel, primarily reflect our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.

Depreciation Expense

Depreciation expense was $382 million, or 1.75% of total sales, for the third quarter of 2012 compared to $372 million, or 1.81% of total sales, for the third quarter of 2011.  The increase in depreciation expense, in total dollars, was the result of additional depreciation on capital expenditures, including acquisitions and lease buyouts of $1.9 billion, during the rolling four quarter period ending with the third quarter of 2012.  The decrease in depreciation expense for the third quarter of 2012, compared to the third quarter of 2011, as a percentage of sales, was primarily due to the benefit of increased supermarket sales.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, decreased three basis points in the third quarter of 2012, compared to the same period of 2011.

Depreciation expense was $1.3 billion, or 1.74% of total sales, for the first three quarters of 2012 compared to $1.2 billion, or 1.81% of total sales, for the first three quarters of 2011.  The increase in depreciation expense, in total dollars, was the result of additional depreciation on capital expenditures, including acquisitions and lease buyouts of $1.9 billion, during the rolling four quarter period ending with the third quarter of 2012.  The decrease in depreciation expense for the first three quarters of 2012, compared to the first three quarters of 2011, as a percentage of sales, was primarily due to the benefit of increased supermarket sales.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, decreased six basis points in the first three quarters of 2012, compared to the same period of 2011.

Operating Profit and FIFO Operating Profit

Operating profit was $596 million, or 2.73% of sales, for the third quarter of 2012, compared to $405 million, or 1.97% of sales, for the third quarter of 2011.  Operating profit, excluding the adjusted items, was $481 million, or 2.21% of sales, for the third quarter of 2012.  Operating profit was $1.9 billion, or 2.68% of sales, for the first three quarters of 2012, compared to $1.7 billion, or 2.47% of sales, for the first three quarters of 2011.  Operating profit, excluding the adjusted items, was $1.8 billion, or 2.52% of sales, for the third quarter of 2012.

Operating profit, as a percentage of sales excluding the adjusted items, increased 24 basis points in the third quarter of 2012, compared to the third quarter of 2011, primarily due to improvements in operating, general and administrative expenses, rent, depreciation, advertising expenses and the LIFO charge, offset partially by continued investments in lower prices for our customers and increased shrink and warehouse and transportation costs.  Operating profit, as a percentage of sales excluding the adjusted items, increased five basis points in the first three quarters of 2012, compared to the first three quarters of 2011, primarily due to improvements in operating, general and administrative expenses, rent, depreciation and the LIFO charge, offset partially by continued investments in lower prices for our customers and increased shrink costs.

We calculate FIFO operating profit as operating profit excluding the LIFO charge.  FIFO operating profit is a non-GAAP financial measure and should not be considered as an alternative to operating profit or any other GAAP measure of performance.  FIFO operating profit should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO operating profit is an important measure used by management to evaluate operational effectiveness.  Management believes FIFO operating profit is a useful metric to investors and analysts because it measures our day-to-day operational effectiveness.  Since fuel discounts are earned based on in-store purchases, fuel operating profit does not include fuel discounts, which are allocated to our in-store supermarket location departments.  We also derive operating, general and administrative expenses, rent and depreciation and amortization through the use of estimated allocations in the calculation of fuel operating profit.

FIFO operating profit was $611 million, or 2.80% of sales, for the third quarter of 2012, compared to $467 million, or 2.27% of sales, for the third quarter of 2011.  FIFO operating profit, excluding the adjusted items, was $496 million, or 2.27% of sales, for the third quarter of 2012.  Retail fuel sales lower our FIFO operating profit rate due to the very low FIFO operating profit rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  FIFO operating profit, excluding fuel, was $547 million, or 3.16% of sales, for the third quarter of 2012, compared to $424 million, or 2.54% of sales, for the third quarter of 2011.  FIFO operating profit, excluding fuel and the adjusted items, was $432 million, or 2.50% of sales, for the third quarter of 2012.  FIFO operating profit, as a percentage of sales excluding fuel and the adjusted items, decreased four basis points in the third quarter of 2012, compared to the third quarter of 2011 primarily due to continued investments in lower prices for our customers and increased shrink and warehouse and transportation costs, offset slightly by improvements in operating, general and administrative expenses, rent and depreciation.

FIFO operating profit was $2.0 billion, or 2.81% of sales, for the first three quarters of 2012, compared to $1.8 billion, or 2.68% of sales, for the first three quarters of 2011.  FIFO operating profit, excluding the adjusted items, was $1.9 billion, or 2.65% of sales, for the first three quarters of 2012.  FIFO operating profit, excluding fuel, was $1.9 billion, or 3.21% of sales, for the first three quarters of 2012, compared to $1.7 billion, or 3.02% of sales, for the first three quarters of 2011.  FIFO operating profit, excluding fuel and the adjusted items, was $1.7 billion, or 3.01% of sales, for the first three quarters of 2012.  FIFO operating profit, as a percentage of sales excluding fuel and the adjusted items, decreased one basis point in the first three quarters of 2012, compared to the first three quarters of 2011, primarily due to continued investments in lower prices for our customers and increased shrink and warehouse costs, offset slightly by improvements in operating, general and administrative expenses, rent and depreciation.

The following table provides a reconciliation of operating profit to FIFO operating profit and FIFO operating profit, excluding fuel and the adjusted items, for the third quarters and first three quarters of 2012 and 2011 ($ in millions):

	Third Quarter Ended				Three Quarters Ended
	November 3, 2012	2012 Percentage of Sales	November 5, 2011	2011 Percentage of Sales	November 3, 2012	2012 Percentage of Sales	November 5, 2011	2011 Percentage of Sales
Sales	$21,807		$20,594		$72,598		$68,969
Fuel sales	4,520		3,922		14,643		13,231

Sales excluding fuel	$17,287		$16,672		$57,955		$55,738

Operating profit	$596	2.73%	$405	1.97%	$1,944	2.68%	$1,703	2.47%
LIFO charge	15	0.07%	62	0.30%	96	0.13%	142	0.21%

FIFO operating profit	611	2.80%	467	2.27%	2,040	2.81%	1,845	2.68%
Fuel operating profit	64	1.42%	43	1.10%	179	1.22%	162	1.22%

FIFO operating profit excluding fuel	547	3.16%	424	2.54%	1,861	3.21%	1,683	3.02%
Adjusted items	115		—		115		—

FIFO operating profit excluding fuel and the adjusted items	$432	2.50%	$424	2.54%	$1,746	3.01%	$1,683	3.02%

Percentages may not sum due to rounding.

Interest Expense

Net interest expense was $103 million, or 0.47% of total sales, in the third quarter of 2012 and $99 million, or 0.48% of total sales, in the third quarter of 2011.  For the first three quarters of 2012, net interest expense was $350 million, or 0.48% of total sales, in 2012 and $334 million, or 0.48% of total sales, in the first three quarters of 2011.  The increase in net interest expense for the third quarter of 2012, compared to the third quarter of 2011, resulted primarily from a decrease in the benefit from interest rate swaps and an increase in total debt, offset partially by a lower weighted average interest rate.  The increase in net interest expense for the first three quarters of 2012, when compared to the same period of 2011, resulted primarily from a decrease in the benefit from interest rate swaps and an increase in total debt, offset partially by a lower weighted average interest rate.

Income Taxes

Our effective income tax rate was 35.5% for the third quarter of 2012 and 35.3% for the third quarter of 2011.  For the first three quarters, our effective income tax rate was 34.8% in 2012 and 34.2% in 2011.  Our tax rate for the third quarters of 2012 and 2011 approximate the federal statutory rate.  The effective income tax rate for the first three quarters of 2012 and 2011 differed from the federal statutory rate primarily due to the favorable resolution of certain tax issues, partially offset by the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.3 billion of cash from operating activities during the first three quarters of 2012, compared to $2.4 billion in the first three quarters of 2011.  The cash provided by operating activities came primarily from net earnings including noncontrolling interests, adjusted for non-cash expenses and changes in working capital, offset partially by a decrease in long-term liabilities.  Changes in working capital used cash from operating activities of $270 million in the first three quarters of 2012 and $314 million in the first three quarters of 2011.  The decrease in cash used by changes in working capital for the first three quarters of 2012, compared to the first three quarters of 2011, was primarily due to an increase in incomes taxes receivable and payable and a smaller change in inventories and store deposits in-transit, offset partially by an increase in receivables.  Other long-term liabilities decreased cash from operating activities primarily due to a non-cash reduction in our UFCW consolidated pension liability.

The amount of cash paid for income taxes increased in the first three quarters of 2012, compared to the first three quarters of 2011, primarily due to a reduction in allowable bonus depreciation from 100% in 2011 to 50% in 2012.

Net cash used by investing activities

We used $1.5 billion of cash for investing activities during the first three quarters of 2012 compared to $1.4 billion during the first three quarters of 2011.  The amount of cash used for investing activities increased in the first three quarters of 2012 versus 2011, primarily due to increased payments for capital expenditures.

Net cash used by financing activities

We used $533 million of cash for financing activities in the first three quarters of 2012 compared to $1.6 billion in the first three quarters of 2011.  The decrease in the amount of cash used for financing activities for the first three quarters of 2012, compared to the first three quarters of 2011, was primarily related to the proceeds received from the issuance of long-term debt and an increase in net borrowings on commercial paper / credit facility, offset partially by an increase in payments on long-term debt.  Proceeds from the issuance of common shares resulted from exercises of employee stock options.

During the last week of the third quarter of 2012, we borrowed $1 billion under our credit facility to meet short-term funding needs during the storm on the East coast of the United States as a precaution against a potential concern that commercial paper purchasers would have limited access to their facilities and systems.  We repaid these borrowings during the first week of the fourth quarter of 2012.

Debt Management

As of November 3, 2012, we maintained a $2 billion (with the ability to increase by $500 million), unsecured revolving credit facility that, unless extended, terminates on January 25, 2017.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained two uncommitted money market lines totaling $75 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of November 3, 2012, we had no borrowings under our money market lines.  As of November 3, 2012, we had $114 million of outstanding commercial paper and $1 billion of borrowings under our credit agreement.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $13 million as of November 3, 2012.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants.  As of November 3, 2012, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $1.2 billion to $8.9 billion as of the end of the third quarter of 2012, from $7.7 billion as of the end of the third quarter of 2011.  Total debt increased $694 million as of the end of the third quarter of 2012, from $8.2 billion as of year-end 2011.  The increase as of the end of the third quarter of 2012, compared to the end of the third quarter of 2011, resulted from borrowings of $1.0 billion under our credit facility in the third quarter of 2012 and the issuance in the last four quarters of (i) $450 million of senior notes bearing an interest rate of 2.2%, (ii) $500 million of senior notes bearing an interest rate of 3.4% and (iii) $350 million of senior notes bearing an interest rate of 5.0%, offset partially by decreased borrowings of commercial paper of $216 million and payments at maturity in the last four quarters of $491 million of senior notes bearing an interest rate of 6.75% and $346 million of senior notes bearing an interest rate of 6.2%.  During the last week of the third quarter of 2012, our access to the commercial paper markets was affected by Hurricane Sandy because our agents are located in areas affected by the hurricane.  We borrowed $1 billion under our credit facility instead of issuing commercial paper because we were not certain if we would be able to access the commercial paper markets late in the week.  This type of event is one of the reasons we believe it is important to maintain a credit facility.  Overall, the storm only affected the type of borrowings we had outstanding at the end of the third quarter of 2012 and not the amount of total borrowings at the end of the third quarter of 2012.  As a result, we had a decrease in the amount of commercial paper outstanding and an increase in the amount borrowed under the credit facility as of the end of the third quarter of 2012, compared to both the end of the second quarter of 2012 and the end of the third quarter of 2011.  We used additional borrowings during the third quarter of 2012 for general corporate purposes and to purchase treasury stock.  The proceeds of the issuance of the $450 million of senior notes bearing an interest rate of 2.2% were used to partially fund our $650 million cash contribution to the UFCW consolidated pension plan in the fourth quarter of 2011.

We anticipate refinancing $1.5 billion of debt maturing in calendar years 2013 and 2014.  We have entered into $850 million notional amount of forward starting interest rate swaps to effectively hedge the changes in future benchmark interest rates on a portion of our expected issuance of fixed rate debt.

Common Share Repurchase Program

During the third quarter of 2012, we invested $333 million to repurchase 14.5 million Kroger common shares at an average price of $22.90 per share.  For the first three quarters of 2012, we invested $1.2 billion to repurchase 52.9 million Kroger common shares at an average price of $22.76 per share.  These shares were reacquired under three separate share repurchase programs.  The first is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on June 14, 2012.  The second is a $500 million repurchase program that was authorized by Kroger’s Board of Directors on October 16, 2012, that replaced the first referenced program.  The third is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to be approximately $3.6 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments, scheduled principal payments of debt and our anticipated funding of the UFCW consolidated pension liability in the fourth quarter of 2012, offset by cash and temporary cash investments on hand at the end of the third quarter of 2012.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $900 million of senior notes maturing in the next twelve months, which is included in the $3.6 billion in estimated liquidity needs.  We expect to refinance this debt on favorable terms based on our past experience.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

CAPITAL EXPENDITURES

Capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $474 million for the third quarter of 2012 compared to $497 million for the third quarter of 2011.  Capital expenditures, excluding acquisitions and the purchase of leased facilities, totaled $1.5 billion in both the first three quarters of 2012 and 2011.  During the third quarter of 2012, capital expenditures for the purchase of leased facilities totaled $6 million compared to $11 million for the third quarter of 2011.  During the first three quarters of 2012, capital expenditures for purchases of leased facilities totaled $24 million compared to $30 million for the first three quarters of 2011.  During the third quarter of 2012, we opened, acquired, expanded or relocated 11 food stores and also completed 26 within-the-wall remodels.  During the first three quarters of 2012, we opened, acquired, expanded or relocated 28 food stores and also completed 79 within-the-wall remodels.  Total food store square footage at the end of the third quarter of 2012 increased 0.4% from the end of the third quarter of 2011.  Excluding acquisitions and operational closings, total food store square footage at the end of the third quarter of 2012 increased 1.1% over the end of the third quarter of 2011.

RETURN ON INVESTED CAPITAL

We calculate return on invested capital (“ROIC”) as adjusted operating profit, for the last four quarters, divided by average invested capital.  We calculate adjusted operating profit as operating profit adjusted for certain items plus the LIFO charge, depreciation and amortization and rent.  The company defines average invested capital to be the average of our total assets plus the average LIFO reserve and the average accumulated depreciation and amortization less the average taxes receivable, average trade accounts payable, average accrued salaries and wages and the average other current liabilities, plus a rent factor equal to total rent for the last four quarters multiplied by a factor of eight.  We use a factor of eight for our total rent as we believe this is a common factor used by our investors and analysts.  Averages are calculated for average invested capital by adding the beginning balance of the first quarter and the ending balance of the fourth quarter, of the last four quarters, and dividing by two.  ROIC is a non-GAAP financial measure of performance.  ROIC should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  ROIC is an important measure used by management to evaluate our investment returns on capital.  Management believes ROIC is a useful metric to investors and analysts because it measures how effectively we are deploying our assets.  All items included in the calculation of ROIC are GAAP measures, excluding certain adjustments to operating income.

Although ROIC is a relatively standard financial metric, numerous methods exist for calculating a company’s ROIC.  As a result, the method used by our management to calculate ROIC may differ from methods other companies use to calculate their ROIC.  We urge you to understand the methods used by other companies to calculate their ROIC before comparing our ROIC to that of such other companies.

The following table provides a reconciliation of ROIC for the rolling four quarters ended November 3, 2012 and November 5, 2011 ($ in millions):

	Rolling Four Quarters Ended
	November 3, 2012	November 5, 2011
Return on Invested Capital
Numerator
Operating profit	$1,518	$2,262
LIFO charge(1)	170	160
Depreciation and amortization	1,658	1,632
Rent	614	616
Goodwill impairment charge	—	18
UFCW Pension Plan Consolidation Charge	953	—
Adjusted items	(115)	—
Adjusted operating profit	$4,798	$4,688

Denominator
Average total assets	$24,309	$23,858
Average taxes receivable(2)	(27)	(32)
Average LIFO reserve	1,055	890
Average accumulated depreciation and amortization(3)	13,852	12,858
Average trade accounts payable	(4,739)	(4,416)
Average accrued salaries and wages	(931)	(897)
Average other current liabilities(4)	(2,437)	(2,363)
Rent x 8	4,912	4,928
Average invested capital	$35,994	$34,826
Return on Invested Capital	13.3%	13.5%

(1)                       LIFO charges of $74 and $18 were recorded in the fourth quarters of 2011 and 2010, respectively.

(2)                       As of November 5, 2011 and November 6, 2010, taxes receivable was $53 and $11, respectively.  As of November 3, 2012, the Company did not have any taxes receivable.

(3)                       As of November 3, 2012, November 5, 2011 and November 6, 2010, accumulated depreciation and amortization was $14,314, $13,390 and $12,325, respectively.

(4)                       As of November 3, 2012 and November 6, 2010, other current liabilities included accrued income taxes of $77 and $99, respectively.  As of November 5, 2011, other current liabilities did not include any accrued income taxes.  Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

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

•                               We expect net earnings per diluted share, excluding the adjusted items, in the range of $2.44-$2.46 for 2012.  This implies a net earnings per diluted share range of $0.68 to $0.70 for the fourth quarter of 2012.  The annual guidance range reflects the strength of our results for the first three quarters of 2012.  These guidance ranges assume the benefit of the 53rd week in 2012, a lower expected LIFO charge, the benefit of share repurchases and the benefit from the UFCW pension plan consolidation.  The benefit of the 53rd week in 2012 will be disclosed when we release our annual earnings in March 2013.  The benefit of the 53rd week is dependent on many variables, including sales and outstanding shares.

•                               We expect the net earnings benefit from the 53rd week in the fourth quarter of 2012 per diluted share will be in the range of $0.09-$0.12.  This equates to a net earnings per diluted share growth rate in the range of 14%-20%, excluding the 53rd week in 2012, the adjusted items referenced in the “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the UFCW consolidated pension plan charge in the 4th quarter of 2012.

•                               We expect identical supermarket sales growth, excluding fuel sales, of 3.0%-3.5% in the fourth quarter of 2012.  This guidance contemplates the effect of several brand prescription drugs that have come off patent during 2012, which will reduce sales because generic equivalents have a lower retail price than branded drugs.

•                               Our long-term business model will be structured to produce annual earnings per diluted share growth averaging 8.0%-11.0%, plus a higher dividend over time.

•                               For 2012, we intend to continue to focus on improving sales growth, in accordance with our Customer 1st strategy, by making investments in gross margin and customer shopping experiences.  We expect to finance these investments primarily with operating cost reductions.  We expect FIFO non-fuel operating margins, excluding the adjusted items, for 2012 to expand slightly compared to 2011, excluding the UFCW consolidated pension plan charge in 2011.

•                               For 2012, we expect our annualized LIFO charge to be approximately $125 million.  This forecast is based on estimated cost changes for products in our inventory.

•                               For 2012, we expect interest expense to be approximately $462 million.

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

•                               Capital expenditures reflect our strategy of growth through expansion, as well as focusing on productivity increases from our existing store base through remodels.  In addition, we intend to continue our emphasis on self-development and ownership of real estate, and logistics and technology improvements.  Our continued capital spending on technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and is expected to reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investments for 2012 to be in the range of $1.9-$2.2 billion, excluding acquisitions and purchases of leased facilities.  We expect capital investments for 2013 to be approximately $2.4 billion, excluding acquisitions and purchases of leased facilities.  We expect total food store square footage for 2012 to grow approximately 1.5% before acquisitions and operational closings.

•                              Based on current operating trends, we believe that cash flow from operations and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future.  We also believe we have adequate coverage under our debt covenants to continue to respond effectively to competitive conditions.

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

•                              We expect that our effective tax rate for the fourth quarter of 2012 will be approximately 36.0%, excluding the effect of the resolution of any tax issues.

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

•                              We expect to contribute approximately $75 million in total to the Company-sponsored defined benefit pension plans in 2012.  For the first three quarters of 2012, we contributed approximately $37 million to these plans.  We expect any contributions made during 2012 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.  We expect 2012 expense for Company-sponsored defined benefit pension plans to be approximately $90 million.  In addition, we expect 401(k) Retirement Savings Account Plan cash contributions and expense from automatic and matching contributions to participants to increase slightly in 2012, compared to 2011.

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

•                              We expect to refinance $1.5 billion of debt maturing in calendar years 2013 and 2014.

•                              We have various labor agreements that will be renegotiated in 2012, covering store employees in Indianapolis, Nashville, and Portland.  We will also negotiate an agreement for our associates in our distribution facility in Delaware, Ohio.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions.  A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.  In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations.

Various uncertainties and other factors could cause us to fail to achieve our goals. These include:

•                              The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates.  Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that natural disasters or weather conditions interfere with the ability of our lenders to lend to us.  Our ability to refinance maturing debt may be affected by the state of the financial markets.

•                              Changes in market conditions could affect our cash flow.

•                              Our ability to achieve sales and earnings goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that increased fuel costs have on consumer spending; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; the effect of brand prescription drugs going off patent; our ability to retain additional pharmacy sales from third party payors such as Express Scripts; the benefits that we receive from the consolidation of the UFCW pension plans; and the success of our future growth plans.  The extent to which the adjustments we are making to our strategy create value for our shareholders will depend primarily on the reaction of our customers and our competitors to these adjustments, as well as operating conditions, including inflation or deflation, increased competitive activity, and cautious spending behavior of our customers.  Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above.

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

•                              If actual results differ significantly from anticipated future results for certain reporting units, including variable interest entities, an impairment loss for any excess of the carrying value of the reporting units’ goodwill over the implied fair value would have to be recognized.

•                              In addition to the factors identified above, our identical supermarket sales growth could be affected by increases in Kroger private label sales, the effect of our “sister stores” (new stores opened in close proximity to an existing store), and reductions in retail pricing.

•                              Our operating margins, without fuel, could decline or fail to meet expectations if we are unable to pass on any cost increases, if we fail to deliver the cost savings contemplated, or if changes in the cost of our inventory and the timing of those changes differ from our expectations.

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

•                              Changes in the types and numbers of businesses that compete with us are likely to continue and the effects on our business, either favorable or unfavorable, cannot be foreseen.

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

•                              Earnings and sales also may be affected by natural disasters or adverse weather conditions, particularly to the extent that they disrupt our operations or those of our suppliers; create shortages in the availability or increases in the cost of products that we sell in our stores or materials and ingredients we use in our manufacturing facilities; or raise the cost of supplying energy to our various operations, including the cost of transportation.

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

Item 4.         Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 3, 2012, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended November 3, 2012, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

On October 6, 2006, the Company petitioned the Tax Court (Ralphs Grocery Company and Subsidiaries, formerly known as Ralphs Supermarkets, Inc. v. Commissioner of Internal Revenue, Docket No. 20364-06) for a redetermination of deficiencies asserted by the Commissioner of Internal Revenue.  The dispute at issue involved a 1992 transaction in which Ralphs Holding Company acquired the stock of Ralphs Grocery Company and made an election under Section 338(h)(10) of the Internal Revenue Code.  The Commissioner determined that the acquisition of the stock was not a purchase as defined by Section 338(h)(3) of the Internal Revenue Code and that the acquisition therefore did not qualify for a Section 338(h)(10) election.  On January 27, 2011, the Tax Court issued its opinion upholding the Company’s position that the acquisition of the stock qualified as a purchase, granting the Company’s motion for partial summary judgment and denying the Tax Commissioner’s motion.  All remaining issues in the matter had been resolved and the Tax Court entered its decision on May 2, 2012.  On July 24, 2012, the Tax Commissioner filed a notice with the United States Court of Appeals for the 9th Circuit to appeal the decision of the Tax Court.

Subsequent to the filing of the notice to appeal the government requested the dismissal of the case.  On November 14, 2012, the United States Court of Appeals for the 9th Circuit issued its dismissal order with prejudice, finally resolving all issues in the matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
August 12, 2012 to September 8, 2012	7,236,392	$22.19	7,236,392	$492
Second four weeks
September 9, 2012 to October 6, 2012	4,973,750	$23.49	4,973,750	$388
Third four weeks
October 7, 2012 to November 3, 2012	2,337,469	$23.86	2,337,469	$495
Total	14,547,611	$22.90	14,547,611	$495

(1)              The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of 2012 contained three 28-day periods.

(2)              Shares were repurchased under (i) a $500 million share repurchase program, authorized by the Board of Directors and announced on October 16, 2012, (ii) a $1 billion share repurchase program, authorized by the Board of Directors and announced on June 14, 2012 and (iii) a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith.  The programs have no expiration date but may be terminated by the Board of Directors at any time.  Total shares purchased include shares that were surrendered to the Company by participants under the Company’s long-term incentive plans to pay for taxes on restricted stock awards.  On October 16, 2012, the Board of Directors authorized and announced a $500 million share repurchase program referred to in clause (i) that replaced the $1 billion share repurchase program referred to in clause (ii) above.  All purchases beginning on October 16, 2012 were made under the program referenced in clause (i).

(3)              The amounts shown in this column for the first and second four weeks of the quarter reflect amounts remaining under the $1 billion share repurchase program referenced in clause (ii) of Note 2 above.  The amount shown in this column for the third four weeks of the quarter reflect amounts remaining under the $500 million share repurchase program referenced in clause (i) of Note 2 above.  Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

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

THE KROGER CO.

Dated: December 11, 2012	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: December 11, 2012	By:	/s/ J. Michael Schlotman
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