Form 10-K
period 2013-02-02
KROGER CO
filed 2013-04-02
CIK 56873

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of August 11, 2012:  $12.0 billion.  There were 520,863,025 shares of Common Stock ($1 par value) outstanding as of March 29, 2013.

Documents Incorporated by Reference:

Portions of the proxy statement to be filed pursuant to Regulation 14A of the Exchange Act on or before June 3, 2013, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.                        BUSINESS.

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of February 2, 2013, the Company was one of the largest retailers in the world based on annual sales.  The Company also manufactures and processes some of the food for sale in its supermarkets.  The Company’s principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202, and its telephone number is (513) 762-4000.  The Company maintains a web site (www.thekrogerco.com) that includes additional information about the Company.  The Company makes available through its web site, free of charge, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and its interactive data files, including amendments.  These forms are available as soon as reasonably practicable after the Company has filed them with, or furnished them electronically to, the SEC.

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

EMPLOYEES

As of February 2, 2013, the Company employed approximately 343,000 full- and part-time employees. A majority of the Company’s employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 300 such agreements, usually with terms of three to five years.

During 2013, the Company will negotiate major labor contracts covering store employees in Indianapolis, Houston, Dallas, Cincinnati and Seattle, among others.  These negotiations will be challenging, as the Company seeks competitive cost structures in each market while meeting our associates’ needs for good wages and affordable health care.  In these negotiations, we will also need to address the underfunding of our multi-employer pension plans.

STORES

As of February 2, 2013, the Company operated, either directly or through its subsidiaries, 2,424 supermarkets and multi-department stores, 1,169 of which had fuel centers.  Approximately 45% of these supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land.  The Company’s current strategy emphasizes self-development and ownership of store real estate.  The Company’s stores operate under several banners that have strong local ties and brand recognition.  Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

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

In addition to the supermarkets, as of February 2, 2013, the Company operated through subsidiaries 786 convenience stores and 328 fine jewelry stores.  All of our fine jewelry stores located in malls are operated in leased locations.  In addition, 81 convenience stores were operated by franchisees through franchise agreements.  Approximately 53% of the convenience stores operated by subsidiaries were operated in Company-owned facilities. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline.

SEGMENTS

The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores throughout the United States.  The Company’s retail operations, which represent over 99% of the Company’s consolidated sales and EBITDA, are its only reportable segment.  The Company’s retail operating divisions have been aggregated into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance.  In addition, the Company’s operating divisions offer to its customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of the Company’s merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location.  The Company’s operating divisions reflect the manner in which the business is managed and how the Company’s Chief Executive Officer and Chief Operating Officer, who act as the Company’s chief operating decision makers, assess performance internally.  All of the Company’s operations are domestic.  Revenues, profit and losses and total assets are shown in the Company’s Consolidated Financial Statements set forth in Item 8 below.

MERCHANDISING AND MANUFACTURING

Corporate brand products play an important role in the Company’s merchandising strategy.  Our supermarkets, on average, stock approximately 12,000 private label items.  The Company’s corporate brand products are produced and sold in three “tiers.”  Private Selection is the premium quality brand designed to be a unique item in a category or to meet or beat the “gourmet” or “upscale” brands.  The “banner brand” (Kroger, Ralphs, King Soopers, etc.), which represents the majority of the Company’s private label items, is designed to satisfy customers with quality products.  Before Kroger will carry a banner brand product we must be satisfied that the product quality meets our customers’ expectations in taste and efficacy, and we guarantee it.  Kroger Value is the value brand, designed to deliver good quality at a very affordable price.   In addition, the Company recently introduced two corporate brand lines, Simple Truth and Simple Truth Organic.  Both brands are free from 101 artificial preservatives and ingredients that customers have told us they do not want in their food, and the Simple Truth Organic products are USDA certified organic.

Approximately 40% of the corporate brand units sold are produced in the Company’s manufacturing plants; the remaining corporate brand items are produced to the Company’s strict specifications by outside manufacturers. The Company performs a “make or buy” analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases.  As of February 2, 2013, the Company operated 37 manufacturing plants. These plants consisted of 17 dairies, nine deli or bakery plants, five grocery product plants, two beverage plants, two meat plants and two cheese plants.

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

COMPETITIVE ENVIRONMENT

The operating environment for the food retailing industry continues to be characterized by intense price competition, aggressive supercenter expansion, increasing fragmentation of retail formats, entry of non-traditional competitors and market consolidation.  We have developed a strategic plan that we believe provides a balanced approach that will enable Kroger to meet the wide-ranging needs and expectations of our customers in this challenging economic environment.  However, the nature and extent to which our competitors implement various pricing and promotional activities in response to increasing competition, including our execution of our strategic plan, and our response to these competitive actions, can adversely affect our profitability.  Our profitability and growth have been and could continue to be adversely affected by changes in the overall economic environment that affect consumer spending, including discretionary spending.

PRODUCT SAFETY

Customers count on Kroger to provide them with safe food and drugs, and other merchandise.  Concerns regarding the safety of the products that Kroger sells could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply even if the basis for the concern is outside of our control.  Any lost confidence on the part of our customers would be difficult and costly to reestablish.  Any issue regarding the safety of items sold by Kroger, regardless of the cause, could have a substantial and adverse effect on our operations.

LABOR RELATIONS

A majority of our employees are covered by collective bargaining agreements with unions, and our relationship with those unions, including a prolonged work stoppage affecting a substantial number of locations, could have a material adverse effect on our results.

We are a party to approximately 300 collective bargaining agreements.  We have various labor agreements that will be negotiated in 2013, covering store employees in Indianapolis, Houston, Dallas, Cincinnati and Seattle, among others.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions.  A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.  Further, if we are unable to control health care, pension and wage costs, or if we have insufficient operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse effect on future results of operations.

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

Through our sales and marketing activities, we collect and store some personal information that our customers provide to us.  We also gather and retain information about our associates in the normal course of business.  Under certain circumstances, we may share information with vendors that assist us in conducting our business, as required by law, or with the permission of the individual.  Although we have implemented procedures to protect our information, we cannot be certain that all of our systems are entirely free from vulnerability to attack.  Computer hackers may attempt to penetrate our or our vendors’ network security and, if successful, misappropriate confidential customer or business information.  In addition, a Kroger associate, or a contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain information or inadvertently cause a breach involving information. Loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulatory authorities, payment card associations, associates, and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.  In addition, compliance with tougher privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

INDEBTEDNESS

As of year-end 2013, Kroger’s outstanding indebtedness, including capital leases and financing obligations, totaled approximately $8.9 billion.  This indebtedness could reduce our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us vulnerable to future economic downturns as well as competitive pressures.  If debt markets do not permit us to refinance certain maturing debt, we may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness.  Changes in our credit ratings, or in the interest rate environment, could have an adverse effect on our financing costs and structure.

LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims and other proceedings.  Other legal proceedings purport to be brought as class actions on behalf of similarly situated parties.  Some of these proceedings could result in a substantial loss to Kroger.  We estimate our exposure to these legal proceedings and establish accruals for the estimated liabilities, where it is reasonably possible to estimate and where an adverse outcome is probable.  Assessing and predicting the outcome of these matters involves substantial uncertainties.  Adverse outcomes in these legal proceedings, or changes in our evaluations or predictions about the proceedings, could have a material adverse effect on our financial results.  Please also refer to the “Legal Proceedings” section in Item 3 below.

MULTI-EMPLOYER PENSION OBLIGATIONS

As discussed in more detail below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Multi-Employer Pension Plans,” Kroger contributes to several multi-employer pension plans based on obligations arising under collective bargaining agreements with unions representing employees covered by those agreements.  We believe that the present value of actuarially accrued liabilities in most of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits, and we expect that the Company’s contributions to those funds, excluding all payments to the UFCW consolidated pension plan and the pension plans that were consolidated into the UFCW consolidated pension plan, will increase over the next few years.  A significant increase to those funding requirements could adversely affect our financial condition, results of operations, or cash flows.  Despite the fact that the pension obligations of these funds are not the liability or responsibility of the Company, except as noted below, there is a risk that the agencies that rate Kroger’s outstanding debt instruments could view the underfunded nature of these plans unfavorably when determining their ratings on our debt securities.  Any downgrading of Kroger’s debt ratings likely would affect Kroger’s cost of borrowing and access to capital.

We also currently bear the investment risk of one of the larger multi-employer pension plans in which we participate.  In addition, we have been designated as the named fiduciary of this fund with sole investment authority of the assets of the fund.  If investment results fail to meet our expectations, we could be responsible for the shortfall.

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

WEATHER AND NATURAL DISASTERS

A large number of our stores and distribution facilities are geographically located in areas that are susceptible to hurricanes, tornadoes, floods, droughts and earthquakes.  Weather conditions and natural disasters could disrupt our operations at one or more of our facilities, interrupt the delivery of products to our stores, substantially increase the cost of products, including supplies and materials and  substantially increase the cost of energy needed to operate our facilities or deliver products to our facilities.  Adverse weather and natural disasters could materially affect our financial condition, results of operations, or cash flows.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                        PROPERTIES.

As of February 2, 2013, the Company operated more than 3,600 owned or leased supermarkets, convenience stores, fine jewelry stores, distribution warehouses and manufacturing plants through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. While the Company’s current strategy emphasizes ownership of store real estate, a majority of the properties used to conduct the Company’s business are leased.

The Company generally owns store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment. The total cost of the Company’s owned assets and capitalized leases, at February 2, 2013, was $29.4 billion while the accumulated depreciation was $14.5 billion.

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

ITEM 4.                        MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

COMMON SHARE PRICE RANGE

	2012		2011
Quarter	High	Low	High	Low
1st	$24.78	$21.76	$25.48	$21.29
2nd	$23.22	$20.98	$25.85	$21.52
3rd	$25.44	$21.57	$23.78	$21.14
4th	$28.00	$24.19	$24.83	$21.68

Main trading market: New York Stock Exchange (Symbol KR)

Number of shareholders of record at year-end 2012:                  34,157

Number of shareholders of record at March 29, 2013:          33,996

During 2011, the Company paid three quarterly dividends of $0.105 and one quarterly dividend of $0.115.  During 2012, the Company paid three quarterly dividends of $0.115 and one quarterly dividend of $0.15.  On March 1, 2013, the Company paid a quarterly dividend of $0.15 per share.  On March 14, 2013, the Company announced that its Board of Directors has declared a quarterly dividend of $0.15 per share, payable on June 1, 2013, to shareholders of record at the close of business on May 15, 2013.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the five-year cumulative total shareholder return on Kroger’s common shares, based on the market price of the common shares and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and a peer group composed of food and drug companies.

	Base Period	INDEXED RETURNS Years Ending
Company Name/Index	2007	2008	2009	2010	2011	2012
The Kroger Co.	100	87.70	84.94	85.89	99.86	117.04
S&P 500 Index	100	60.63	80.72	98.63	103.89	122.17
Peer Group	100	81.21	100.61	109.22	114.80	138.65

Kroger’s fiscal year ends on the Saturday closest to January 31.

*                 Total assumes $100 invested on February 2, 2008, in The Kroger Co., S&P 500 Index, and the Peer Group, with reinvestment of dividends.

**          The Peer Group consists of Costco Wholesale Corp., CVS Caremark Corp, Etablissments Delhaize Freres Et Cie Le Lion (Groupe Delhaize), Great Atlantic & Pacific Tea Company, Inc. (included through March 13, 2012 when it became private after emerging from bankruptcy), Koninklijke Ahold NV, Safeway, Inc., Supervalu Inc., Target Corp., Tesco plc, Wal-Mart Stores Inc., Walgreen Co., Whole Foods Market Inc. and Winn-Dixie Stores, Inc. (included through March 9, 2012 when it became a wholly-owned subsidiary of Bi-Lo Holding).

Data supplied by Standard & Poor’s.

The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in millions)
First period - four weeks
November 4, 2012 to December 1, 2012	950,000	$24.80	950,000	$483
Second period - four weeks
December 2, 2012 to December 29, 2012	608,832	$26.43	608,832	$475
Third period — five weeks
December 30, 2012 to February 2, 2013	690,343	$25.95	690,343	$466

Total	2,249,175	$25.59	2,249,175	$466

(1)                                 The fourth quarter of 2012 contained two 28-day periods and one 35-day period.

(2)                                 Shares were repurchased under (i) a $500 million share repurchase program, authorized by the Board of Directors and announced on October 16, 2012 and (ii) a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith.  The programs have no expiration date but may be terminated by the Board of Directors at any time.  Total shares purchased include shares that were surrendered to the Company by participants under the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

(3)                                 The amounts shown in this column reflect amounts remaining under the $500 million share repurchase program referenced in clause (i) of Note 2 above.  Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

ITEM 6.                        SELECTED FINANCIAL DATA.

	Fiscal Years Ended
	February 2, 2013 (53 weeks)	January 28, 2012 (52 weeks)	January 29, 2011 (52 weeks)	January 30, 2010 (52 weeks)	January 31, 2009 (52 weeks)
	(In millions, except per share amounts)
Sales	$96,751	$90,374	$82,049	$76,609	$76,063
Net earnings including noncontrolling interests	1,508	596	1,133	57	1,250
Net earnings attributable to The Kroger Co.	1,497	602	1,116	70	1,249
Net earnings attributable to The Kroger Co. per diluted common share	2.77	1.01	1.74	0.11	1.89
Total assets	24,652	23,476	23,505	23,126	23,290
Long-term liabilities, including obligations under capital leases and financing obligations	9,381	10,405	10,137	10,473	10,311
Total shareowners’ equity — The Kroger Co.	4,207	3,981	5,296	4,852	5,225
Cash dividends per common share	0.495	0.43	0.39	0.365	0.345

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OUR BUSINESS

The Kroger Co. was founded in 1883 and incorporated in 1902.  It is one of the nation’s largest retailers, as measured by revenue, operating 2,424 supermarket and multi-department stores under two dozen banners including Kroger, City Market, Dillons, Jay C, Food 4 Less, Fred Meyer, Fry’s, King Soopers, QFC, Ralphs and Smith’s.  Of these stores, 1,169 have fuel centers.  We also operate 786 convenience stores, either directly or through franchisees, and 328 fine jewelry stores.

Kroger operates 37 manufacturing plants, primarily bakeries and dairies, which supply approximately 40% of the corporate brand units sold in our retail outlets.

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

OUR 2012 PERFORMANCE

We achieved outstanding results in 2012.  Our business strategy continues to resonate with a full range of customers and our results reflect the balance we seek to achieve across our business including positive identical sales growth, increases in loyal household count, and good cost control, as well as growth in net earnings and net earnings per diluted share.  Our 2012 net earnings were $1.5 billion or $2.77 per diluted share, compared to $602 million, or $1.01 per diluted share for the same period of 2011.  For 2012, this includes estimated net earnings of $91 million pre-tax ($58 million after-tax) or $0.11 per diluted share due to a 53rd week in fiscal year 2012 (the “extra week”).  In addition, net earnings benefited by $115 million pre-tax ($74 million after-tax) or $0.14 per diluted share from a settlement with Visa and MasterCard and from a reduction in our obligation to fund the United Food and Commercial Workers International Union (“UFCW”) consolidated pension fund created in January 2012.  Excluding the Visa and MasterCard settlement, the UFCW consolidated pension fund adjustment and the extra week in 2012, our adjusted net earnings were $1.4 billion or $2.52 per diluted share.  Our 2011 results included a charge related to the consolidation of four multi-employer pension plans to the UFCW consolidated pension plan totaling $953 million, pre-tax ($591 million after-tax).  Excluding the 2011 adjusted item, our 2011 adjusted net earnings were $1.2 billion or $2.00 per diluted share.  After accounting for these adjusted items, our 2012 adjusted net earnings per diluted share represent a 26% increase in adjusted net earnings per diluted share.  Please refer to the “Net Earnings” section for more information related to the increase in net earnings for 2012, compared to 2011.

Our identical supermarket sales increased by 3.5%, excluding fuel in 2012.  We have achieved 37 consecutive quarters of positive identical supermarket sales growth, excluding fuel.  As we continue to outpace many of our competitors on identical supermarket sales growth, we continue to gain market share.  We focus on identical supermarket sales growth, excluding fuel, because our business model emphasizes this primary component.

Increasing market share is an important part of our long-term strategy as it best reflects how our products and services resonate with customers.  Market share growth allows us to spread the fixed costs in our business over a wider revenue base.  Our fundamental operating philosophy is to maintain and increase market share by offering customers good prices and superior products and service.  Based on Nielsen Homescan Data, our estimated market share increased in total by approximately 20 basis points in 2012 across our 19 marketing areas outlined by the Nielsen report.  This information also indicates that our market share increased in 10 of the marketing areas and declined in nine.  Wal-Mart supercenters are a primary competitor in 17 of these 19 marketing areas.  In these 17 marketing areas, our market share increased in nine and declined in eight.  Nielsen Homescan Data is generated by customers who self-report their grocery purchases to Nielsen, regardless of retail channel or grocery outlet.  These market share results reflect our long-term strategy of market share growth.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for 2012 compared to 2011 and for 2011 compared to 2010.  Comparability is affected by income and expense items that fluctuated significantly between and among the periods and an extra week in 2012.

Net Earnings

Net earnings totaled $1.5 billion in 2012, $602 million in 2011 and $1.1 billion in 2010.  The net earnings for 2012 include benefits from net earnings of approximately $58 million, after-tax, for the extra week, a $74 million, after-tax, settlement with Visa and MasterCard and a reduction in our obligation to fund the UFCW consolidated pension fund created in January 2012 (“2012 adjusted items”).  The net earnings for 2011 include a UFCW consolidated pension plan charge totaling $591 million, after-tax (“2011 adjusted item”).  The net earnings for 2010 include a non-cash goodwill impairment charge totaling $12 million, after-tax, related to a small number of stores (“2010 adjusted item”).  Excluding these benefits and charges for adjusted items in 2012, 2011 and 2010, adjusted net earnings were $1.4 billion in 2012, $1.2 billion in 2011 and $1.1 billion in 2010.  2012 adjusted net earnings improved, compared to 2011, due to an increase in first-in, first-out (“FIFO”) non-fuel operating profit, increased net earnings from our fuel operations and a last-in, first-out (“LIFO”) charge of $55 million (pre-tax), compared to a LIFO charge of $216 million (pre-tax) in 2011, partially offset by increased interest expense and income tax expense.  2011 adjusted net earnings improved, compared to 2010, due to an increase in FIFO non-fuel operating profit, lower interest expense, favorable resolutions for certain tax issues and higher retail fuel margins, partially offset by a LIFO charge of $216 million (pre-tax), compared to a LIFO charge of $57 million (pre-tax) in 2010.

2012 net earnings per diluted share totaled $2.77, and adjusted net earnings per diluted share in 2012 totaled $2.52, which excludes the 2012 adjusted items.  2011 net earnings per diluted share totaled $1.01, and adjusted net earnings per diluted share in 2011 totaled $2.00, which excludes the 2011 adjusted item.  2010 net earnings per diluted share totaled $1.74, and adjusted net earnings per diluted share in 2010 totaled $1.76, which excludes the 2010 adjusted item.  Adjusted net earnings per diluted share in 2012, compared to 2011, increased primarily due to fewer shares outstanding as a result of the repurchase of Kroger common shares, increased FIFO non-fuel operating profit, increased net earnings from our fuel operations and a decrease in the LIFO charge to $55 million (pre-tax), compared to a LIFO charge of $216 million (pre-tax) in 2011, partially offset by increased interest expense and income tax expense.  Adjusted net earnings per diluted share in 2011, compared to 2010, increased primarily due to increased retail fuel margins, the repurchase of Kroger common shares, increased FIFO non-fuel operating profit, and the favorable resolution of certain tax issues, offset by a LIFO charge of $216 million (pre-tax), compared to a LIFO charge of $57 million (pre-tax) in 2010.

Management believes adjusted net earnings (and adjusted net earnings per diluted share) are useful metrics to investors and analysts because the amounts referenced above in net earnings and net earnings per diluted share are not directly related to our day-to-day business.  Adjusted net earnings (and adjusted net earnings per diluted share) are non-generally accepted accounting principle (“non-GAAP”) financial measures and should not be considered alternatives to net earnings (and net earnings per diluted share) or any other generally accepted accounting principle (“GAAP”) measure of performance.  Adjusted net earnings (and adjusted net earnings per diluted share) should not be reviewed in isolation or considered substitutes for our financial results as reported in accordance with GAAP.  Management uses adjusted net earnings (and adjusted net earnings per diluted share) as it believes these measures are more meaningful indicators of ongoing operating performance since, as adjusted, those earnings relate more directly to our day-to-day operations.  Management also uses adjusted net earnings (and adjusted net earnings per diluted share) to measure our progress against internal budgets and targets.  In addition, management takes into account adjusted net earnings when calculating management incentive programs.

Sales

Total Sales

 (in millions)

	2012	2012 Adjusted(2)	Percentage Increase(3)	2011	Percentage Increase(4)	2010
Total supermarket sales without fuel	$75,311	$73,865	3.9%	$71,109	5.0%	$67,742
Fuel sales	18,896	18,413	8.9%	16,901	39.9%	12,081
Other sales(1)	2,544	2,515	6.4%	2,364	6.2%	2,226

Total sales	$96,751	$94,793	4.9%	$90,374	10.1%	$82,049

(1)         Other sales primarily relate to sales at convenience stores, excluding fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; a specialty pharmacy; and in-store health clinics.

(2)         The 2012 adjusted column represents the items presented in the 2012 column adjusted to remove the extra week.

(3)         This column represents the percentage increase in 2012 adjusted sales, compared to 2011.

(4)         This column represents the percentage increase in 2011, compared to 2010.

The increase in 2012 adjusted total sales, compared to 2011 total sales, was primarily due to our identical supermarket sales increase, excluding fuel, of 3.5% and an increase in fuel sales of 8.9%.  The increase in total supermarket sales without fuel for 2012, adjusted for the extra week, compared to 2011, was due to our identical supermarket sales increase, excluding fuel of 3.5%.  Total fuel sales increased in 2012, adjusted for the extra week, compared to 2011, primarily due to an increase in fuel gallons sold of 7.8% and an increase in the average retail fuel price of 1.7%.  The increase in the average retail fuel price was caused by an increase in the product cost of fuel.  Identical supermarket sales, excluding fuel, increased primarily due to inflation, increased transaction count and an increase in the average sale per shopping trip, also primarily due to inflation.

The increase in total sales for 2011 compared to 2010 was primarily the result of our identical supermarket sales increase, excluding fuel, of 4.9% and an increase in fuel sales of 39.9%.  Total fuel sales increased over the same period due to a 26.3% increase in average retail fuel prices and a 10.8% increase in fuel gallons sold.  The increase in the average retail fuel price was caused by an increase in the product cost of fuel.  The increase in total supermarket sales without fuel for 2011 compared to 2010 was primarily the result of increases in identical supermarket sales, excluding fuel, of 4.9%.  Identical supermarket sales, excluding fuel, increased primarily due to inflation, increased transaction count and an increase in the average sale per shopping trip, also primarily due to inflation.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket identical sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical Fred Meyer multi-department stores.  We calculate annualized identical supermarket sales by adding together four quarters of identical supermarket sales.  Our identical supermarket sales results are summarized in the table below, based on the 53-week period of 2012, compared to the previous year results adjusted to a comparable 53 week period.

Identical Supermarket Sales

 (dollars in millions)

	2012	2011(1)
Including supermarket fuel centers	$86,801	$83,072
Excluding supermarket fuel centers	$72,562	$70,087
Including supermarket fuel centers	4.5%	9.2%
Excluding supermarket fuel centers	3.5%	4.9%

(1)         Identical supermarket sales for 2011 were adjusted to a comparable 53 week basis by including week 1 of fiscal 2012 in our 2011 identical supermarket sales base.  However, for purposes of determining the percentage change in identical supermarket sales from 2010 to 2011, 2011 identical supermarket sales were not adjusted to include the sales from week 1 of 2012.

Gross Margin and FIFO Gross Margin

Our gross margin rates, as a percentage of sales, were 20.56% in 2012, 20.89% in 2011 and 22.24% in 2010.  The decrease in 2012, compared to 2011, resulted primarily from increased fuel sales, continued investments in lower prices for our customers and increased shrink and warehousing costs, offset partially by a decrease in the LIFO charge as a percentage of sales.  The decrease in 2011, compared to 2010, resulted primarily from increased fuel sales, continued investments in lower prices for our customers, higher transportation costs and an increase in the LIFO charge, offset partially by improvements in shrink, advertising and warehousing costs as a percentage of sales.  Retail fuel sales lower our gross margin rate due to the very low gross margin on retail fuel sales as compared to non-fuel sales.

We calculate FIFO gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the LIFO charge.  Merchandise costs exclude depreciation and rent expenses.  Our LIFO charge was $55 million in 2012, $216 million in 2011 and $57 million in 2010.  FIFO gross margin is a non-GAAP financial measure and should not be considered as an alternative to gross margin or any other GAAP measure of performance.  FIFO gross margin should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

Our FIFO gross margin rates, as a percentage of sales, were 20.62% in 2012, 21.13% in 2011 and 22.31% in 2010.  Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 41 basis points in 2012, as a percentage of sales, compared to 2011.  This decrease in 2012, compared to 2011, resulted primarily from continued investments in lower prices for our customers and increased shrink and warehousing costs as a percentage of sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 33 basis points in 2011, as a percentage of sales, compared to 2010.  This decrease in 2011, compared to 2010, was primarily due to continued investments in lower prices for our customers, the effect of inflation and higher transportation expenses, partially offset by improvements in shrink, advertising, and warehousing expenses, as a percentage of sales.

LIFO Charge

The LIFO charge was $55 million in 2012, $216 million in 2011 and $57 million in 2010.  Like many food retailers, we experienced lower levels of product cost inflation in 2012, compared to 2011.  In 2012, our LIFO charge resulted primarily from an annualized product cost inflation related to grocery, natural foods, meat, deli and bakery, general merchandise and pharmacy, partially offset by deflation in seafood and manufactured product.  In 2011, we experienced higher levels of product cost inflation, compared to 2010.  In 2011, our LIFO charge primarily resulted from an annualized product cost inflation related to grocery, meat and seafood, deli and bakery, and pharmacy.  In 2010, our LIFO charge primarily resulted from annualized product cost inflation related to meat, pharmacy and Company-manufactured products, partially offset by deflation in grocery products.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefits and retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 15.35% in 2012, 16.98% in 2011, and 16.85% in 2010.  Excluding the 2012 and 2011 adjusted items, OG&A expenses, as a percentage of sales, were 15.47% in 2012 and 15.92% in 2011.  The growth in our retail fuel sales reduces our OG&A rate due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel and the 2012 adjusted items, decreased 39 basis points in 2012, compared to 2011.  This decrease resulted primarily from increased identical supermarket sales growth, productivity improvements, effective cost controls at the store level, the benefit received in lower operating expenses from the consolidation of four UFCW multi-employer pension plans in the prior year and decreased incentive compensation, offset partially by increased healthcare costs.  OG&A expenses, as a percentage of sales excluding fuel and the 2011 adjusted item, decreased 25 basis points in 2011, compared to 2010.  The 2011 decrease, compared to 2010, resulted primarily from increased identical supermarket sales growth, productivity improvements and strong cost controls at the store level, offset partially by increased credit and debit card fees, incentive compensation and health care costs.

Rent Expense

Rent expense was $628 million in 2012, as compared to $619 million in 2011 and $623 million in 2010.  Rent expense, as a percentage of sales, was 0.65% in 2012, as compared to 0.68% in 2011 and 0.76% in 2010.  Rent expense, as a percentage of sales excluding fuel, was 0.78% in 2012, as compared to 0.82% in 2011 and 0.87% in 2010.  These continual decreases in rent expense, as a percentage of sales both including and excluding fuel, reflects our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.7 billion in 2012 and $1.6 billion in both 2011 and 2010.  Depreciation and amortization expense, as a percentage of sales, was 1.71% in 2012, 1.81% in 2011 and 1.95% in 2010.  Excluding the extra week in 2012, depreciation and amortization expense, as a percentage of sales, was 1.74% in 2012.  Depreciation and amortization expense, as a percentage of sales excluding fuel, was 1.99% in 2012, 2.10% in 2011 and 2.17% in 2010.  Excluding the extra week in 2012, depreciation and amortization expense, as a percentage of sales excluding fuel, was 2.03%.  These continual decreases in depreciation and amortization expense, as a percentage of sales both including and excluding fuel and the extra week, are primarily the result of increasing sales.

Operating Profit and FIFO Operating Profit

Operating profit was $2.8 billion in 2012, $1.3 billion in 2011 and $2.2 billion in 2010.  Excluding the extra week, operating profit was $2.7 billion in 2012.  Operating profit, as a percentage of sales, was 2.86% in 2012, 1.41% in 2011 and 2.66% in 2010.  Operating profit, as a percentage of sales excluding the extra week, was 2.81%.  Operating profit, excluding the 2012, 2011 and 2010 adjusted items, was $2.6 billion in 2012 and $2.2 billion in both 2011 and 2010.  Operating profit, as a percentage of sales excluding the 2012, 2011 and 2010 adjusted items, was 2.74% in 2012, 2.47% in 2011 and 2.68% in 2010.  Operating profit, excluding the extra week and the 2012 adjusted items, was $2.5 billion in 2012.  Operating profit, as a percentage of sales excluding the extra week and the 2012 adjusted items, was 2.69% in 2012.

Operating profit, as a percentage of sales excluding the 2012 and 2011 adjusted items and the extra week, increased 22 basis points in 2012, compared to 2011, primarily due to improvements in operating, general and administrative expenses, rent, depreciation and the LIFO charge, offset partially by continued investments in lower prices for our customers and increased shrink and warehousing costs.  Operating profit, as a percentage of sales excluding the 2011 and 2010 adjusted items, decreased 21 basis points in 2011, compared to 2010, primarily due to an increase in the LIFO charge, continued investments in lower prices for our customers and higher transportation costs, offset partially by improvements in operating, general and administrative expenses, rent, depreciation, advertising, shrink and warehousing costs.

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

FIFO operating profit was $2.8 billion in 2012, $1.5 billion in 2011 and $2.2 billion in 2010.  Excluding the extra week, FIFO operating profit was $2.7 billion in 2012.  FIFO operating profit, as a percentage of sales, was 2.91% in 2012, 1.65% in 2011 and 2.73% in 2010.  FIFO operating profit, as a percentage of sales excluding the extra week, was 2.87% in 2012.  FIFO operating profit, excluding the 2012, 2011 and 2010 adjusted items, was $2.7 billion in 2012, $2.4 billion in 2011 and $2.3 billion in 2010.  FIFO operating profit, excluding the extra week and the 2012 adjusted items, was $2.8 billion in 2012.  FIFO operating profit, as a percentage of sales excluding the 2012, 2011 and 2010 adjusted items, was 2.79% in 2012, 2.71% in 2011 and 2.75% in 2010.  FIFO operating profit, excluding the extra week and the 2012 adjusted items, was 2.75% in 2012.

Retail fuel sales lower our overall FIFO operating profit rate due to the very low FIFO operating profit rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  FIFO operating profit, excluding fuel, was $2.6 billion in 2012, $1.3 billion in 2011 and $2.1 billion in 2010.  Excluding the extra week, FIFO operating profit, excluding fuel, was $2.5 billion in 2012.  FIFO operating profit, as a percentage of sales excluding fuel, was 3.34% in 2012, 1.77% in 2011 and 3.00% in 2010.  Excluding the extra week, FIFO operating profit, as a percentage of sales excluding fuel, was 3.28% in 2012.  FIFO operating profit, excluding fuel and the 2012, 2011 and 2010 adjusted items, was $2.5 billion in 2012, $2.3 billion in 2011 and $2.1 billion in 2010.  FIFO operating profit, as a percentage of sales excluding fuel and the 2012, 2011 and 2010 adjusted items, was 3.19% in 2012, 3.07% in 2011 and 3.02% in 2010.  Excluding the extra week, FIFO operating profit, excluding fuel and the 2012 adjusted items was $2.4 billion in 2012.  Excluding the extra week, FIFO operating profit, as a percentage of sales excluding fuel and the 2012 adjusted items, was 3.13% in 2012.

Excluding fuel, FIFO operating profit, as a percentage of sales excluding the 2012 and 2011 adjusted items and the extra week, increased six basis points in 2012, compared to 2011, primarily due to improvements in operating, general and administrative expenses, rent and depreciation, offset partially by continued investments in lower prices for our customers and increased shrink and warehousing costs.  Excluding fuel, FIFO operating profit, as a percentage of sales excluding the 2011 and 2010 adjusted items, increased five basis points in 2011, compared to 2010, primarily due to improvements in operating, general and administrative expenses, rent, depreciation, advertising, shrink and warehousing costs, offset partially by continued investments in lower prices for our customers and higher transportation costs.

The following table provides a reconciliation of operating profit to FIFO operating profit and FIFO operating profit, excluding fuel and the adjusted items, for 2012, 2011 and 2010 ($ in millions):

	2012	2012 Percentage of Sales	2012 Adjusted(1)	2012 Adjusted Percentage of Sales	2011	2011 Percentage of Sales	2010	2010 Percentage of Sales
Sales	$96,751		$94,793		$90,374		$82,049
Fuel sales	18,896		18,413		16,901		12,081

Sales excluding fuel	$77,855		$76,380		$73,473		$69,968

Operating profit	$2,764	2.86%	$2,664	2.81%	$1,278	1.41%	$2,182	2.66%
LIFO charge	55	0.06%	55	0.06%	216	0.24%	57	0.07%

FIFO operating profit	2,819	2.91%	2,719	2.87%	1,494	1.65%	2,239	2.73%
Fuel operating profit	218	1.15%	215	1.17%	192	1.14%	143	1.18%

FIFO operating profit excluding fuel	2,601	3.34%	2,504	3.28%	1,302	1.77%	2,096	3.00%
Adjusted items	(115)		(115)		953		19

FIFO operating profit excluding fuel and the adjusted items	$2,486	3.19%	$2,389	3.13%	$2,255	3.07%	$2,115	3.02%

(1)   The 2012 adjusted column represents items presented above adjusted to remove the extra week.

Percentages may not sum due to rounding.

Interest Expense

Net interest expense totaled $462 million in 2012, $435 million in 2011 and $448 million in 2010.  Excluding the extra week, net interest expense was $454 million in 2012.  The increase in net interest expense in 2012 excluding the extra week, compared to 2011, resulted primarily from a decrease in the benefit from interest rate swaps and an increase in total debt, offset partially by a lower weighted average interest rate.  The decrease in net interest expense in 2011, compared to 2010, resulted primarily from a lower weighted average interest rate and an average lower debt balance for the year, offset partially by a decrease in the benefit from interest rate swaps.

Income Taxes

Our effective income tax rate was 34.5% in 2012, 29.3% in 2011 and 34.7% in 2010.  The 2012 tax rate differed from the federal statutory rate primarily as a result of the utilization of tax credits, the favorable resolution of certain tax issues and other changes, partially offset by the effect of state income taxes.  The 2011 and 2010 effective tax rates differed from the federal statutory rate primarily as a result of the utilization of tax credits and favorable resolution of certain tax issues, partially offset by the effect of state income taxes.  The 2011 effective tax rate was also lower than 2012 and 2010 due to the effect on pre-tax income of the UFCW consolidated pension plan charge of $953 million ($591 million after-tax).  Excluding the UFCW consolidated pension plan charge, our effective rate in 2011 would have been 33.9%.

COMMON SHARE REPURCHASE PROGRAM

We maintain share repurchase programs that comply with Securities Exchange Act Rule 10b5-1 and allow for the orderly repurchase of our common shares, from time to time.  We made open market purchases of Kroger common shares totaling $1.2 billion in 2012, $1.4 billion in 2011 and $505 million in 2010 under these repurchase programs.  In addition to these repurchase programs, we also repurchase common shares to reduce dilution resulting from our employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.  We repurchased approximately $96 million in 2012, $127 million in 2011, and $40 million in 2010 of Kroger shares under the stock option program.

The shares reacquired in 2012 were reacquired under four separate share repurchase programs.  The first is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on September 15, 2011.  The second is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on June 14, 2012, that replaced the first referenced program.  The third is a $500 million repurchase program that was authorized by Kroger’s Board of Directors on October 16, 2012, that replaced the second referenced program.  The fourth is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.  As of February 2, 2013, we had $466 million remaining on the October 16, 2012 $500 million share repurchase program.

CAPITAL INVESTMENTS

Capital investments, including changes in construction-in-progress payables and excluding acquisitions and the purchase of leased facilities, totaled $2.0 billion in 2012 and $1.9 billion in both 2011 and 2010.  Capital investments for the purchase of leased facilities totaled $73 million in 2012, $60 million in 2011 and $38 million for 2010.  The table below shows our supermarket storing activity and our total food store square footage:

Supermarket Storing Activity

	2012	2011	2010
Beginning of year	2,435	2,460	2,469
Opened	18	10	14
Opened (relocation)	7	12	6
Acquired	—	6	4
Acquired (relocation)	—	2	—
Closed (operational)	(29)	(41)	(27)
Closed (relocation)	(7)	(14)	(6)

End of year	2,424	2,435	2,460

Total food store square footage (in millions)	149	149	149

RETURN ON INVESTED CAPITAL

We calculate return on invested capital (“ROIC”) by dividing adjusted operating profit for the prior four quarters by the average invested capital.  Adjusted operating profit is calculated by excluding certain items included in operating profit, and adding our LIFO charge, depreciation and amortization and rent.  Average invested capital is calculated as the sum of (i) the average of our total assets, (ii) the average LIFO reserve, (iii) the average accumulated depreciation and amortization and (iv) a rent factor equal to total rent for the last four quarters multiplied by a factor of eight; minus (i) the average taxes receivable, (ii) the average trade accounts payable, (iii) the average accrued salaries and wages and (iv) the average other current liabilities.  Averages are calculated for return on invested capital by adding the beginning balance of the first quarter and the ending balance of the fourth quarter, of the last four quarters, and dividing by two.  We use a factor of eight for our total rent as we believe this is a common factor used by our investors and analysts.  ROIC is a non-GAAP financial measure of performance.  ROIC should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  ROIC is an important measure used by management to evaluate our investment returns on capital.  Management believes ROIC is a useful metric to investors and analysts because it measures how effectively we are deploying our assets.  All items included in the calculation of ROIC are GAAP measures, excluding certain adjustments to operating income.

Although ROIC is a relatively standard financial term, numerous methods exist for calculating a company’s ROIC.  As a result, the method used by our management to calculate ROIC may differ from methods other companies use to calculate their ROIC.  We urge you to understand the methods used by other companies to calculate their ROIC before comparing our ROIC to that of such other companies.

The following table provides a calculation of ROIC for 2012 and 2011 on a 52 week basis ($ in millions):

	February 2, 2013	January 28, 2012
Return on Invested Capital
Numerator
Operating profit on a 53 week basis in fiscal year 2012	$2,764	$1,278
53rd week operating profit adjustment	(100)	—
LIFO charge	55	216
Depreciation and amortization	1,652	1,638
Rent on a 53 week basis in fiscal year 2012	628	619
53rd week rent adjustment	(12)	—
2011 adjusted item	—	953
2012 adjusted items	(115)	—
Adjusted operating profit	$4,872	$4,704

Denominator
Average total assets	$24,064	$23,491
Average taxes receivable(1)	(22)	(21)
Average LIFO reserve	1,071	935
Average accumulated depreciation and amortization	14,051	13,088
Average trade accounts payable	(4,427)	(4,278)
Average accrued salaries and wages	(1,017)	(972)
Average other current liabilities(2)	(2,313)	(2,151)
Rent x 8	4,928	4,952
Average invested capital	$36,335	$35,044
Return on Invested Capital	13.4%	13.4%

(1)         Taxes receivable were $2 as of February 2, 2013 and $42 as of January 28, 2012.  As of January 29, 2011, the Company did not have any taxes receivable.

(2)         Other current liabilities included accrued income taxes of $128 as of February 2, 2013 and $61 as of January 29, 2011.  As of January 28, 2012, other current liabilities did not include any accrued income taxes.  Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

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

Self-Insurance Costs

We primarily are self-insured for costs related to workers’ compensation and general liability claims.  The liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through February 2, 2013.  We establish case reserves for reported claims using case-basis evaluation of the underlying claim data and we update as information becomes known.

For both workers’ compensation and general liability claims, we have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis.  We are insured for covered costs in excess of these per claim limits.  We account for the liabilities for workers’ compensation claims on a present value basis utilizing a risk-adjusted discount rate.  A 25 basis point decrease in our discount rate would increase our liability by approximately $2 million.  General liability claims are not discounted.

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

Impairments of Long-Lived Assets

We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value.  Fair value is determined based on market values or discounted future cash flows.  We record impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for disposal, we adjust the value of the property and equipment to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions.  We recognize impairment for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  We recorded asset impairments in the normal course of business totaling $18 million in 2012, $37 million in 2011 and $25 million in 2010.  We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

Goodwill

Our goodwill totaled $1.2 billion as of February 2, 2013.  We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events.  We perform reviews of each of our operating divisions and variable interest entities (collectively, our reporting units) with goodwill balances.  Fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment.  We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future.  If we identify potential for impairment, we measure the fair value of a reporting unit against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill.  We recognize goodwill impairment for any excess of the carrying value of the division’s goodwill over the implied fair value.

The annual evaluation of goodwill performed during the fourth quarter of 2012 and 2011 did not result in impairment.

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

Based on current and future expected cash flows, we believe goodwill impairments are not reasonably possible.  A 10% reduction in fair value of our reporting units would not indicate a potential for impairment of our goodwill balance.

For additional information relating to our results of the goodwill impairment reviews performed during 2012, 2011 and 2010 see Note 2 to the Consolidated Financial Statements.

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

Store Closing Costs

We provide for closed store liabilities on the basis of the present value of the estimated remaining non-cancellable lease payments after the closing date, net of estimated subtenant income.  We estimate the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed stores.  We usually pay closed store lease liabilities over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years.  Adjustments to closed store liabilities primarily relate to changes in subtenant income and actual exit costs differing from original estimates.  We make adjustments for changes in estimates in the period in which the change becomes known.  We review store closing liabilities quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to earnings in the proper period.

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

The objective of our discount rate assumptions was intended to reflect the rates at which the pension benefits could be effectively settled.  In making this determination, we take into account the timing and amount of benefits that would be available under the plans.  Our policy for selecting the discount rates as of year-end 2012 changed from the policy as of year-end 2011 and 2010.  In 2012, our policy was to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 4.29% and 4.11% discount rates as of year-end 2012 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant.  In 2011 and 2010, our policy was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity.  Benefit cash flows due in a particular year can theoretically be “settled” by “investing” them in the zero-coupon bond that matures in the same year.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 4.55% and 4.40% discount rates as of year-end 2011 for pension and other benefits, respectively, represents the equivalent single rates constructed under a broad-market AA yield curve constructed with the assistance of an outside consultant.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of February 2, 2013, by approximately $412.

To determine the expected rate of return on pension plan assets, we consider current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.  For 2012 and 2011, we assumed a pension plan investment return rate of 8.5%.  Our pension plan’s average rate of return was 9.7% for the 10 calendar years ended December 31, 2012, net of all investment management fees and expenses.  The value of all investments in our Company-sponsored defined benefit pension plans during the calendar year ending December 31, 2012, net of investment management fees and expenses, increased 15.0%.  For the past 20 years, our average annual rate of return has been 9.9%.  The average annual return for the S&P 500 over the same period of time has been 8.5%.  Based on the above information and forward looking assumptions for investments made in a manner consistent with our target allocations, we believe an 8.5% rate of return assumption is reasonable.  See Note 13 to the Consolidated Financial Statements for more information on the asset allocations of pension plan assets.

Sensitivity to changes in the major assumptions used in the calculation of Kroger’s pension plan liabilities for the qualified plans is illustrated below (in millions).

	Percentage Point Change	Projected Benefit Obligation Decrease/(Increase)	Expense Decrease/(Increase)
Discount Rate	+/- 1.0%	$412/(502)	$32/($36)
Expected Return on Assets	+/- 1.0%	—	$26/($26)

We contributed $71 million in 2012, $52 million in 2011 and $141 million in 2010 to our Company-sponsored defined benefit pension plans.  In February 2013, we contributed $100 million to the Company-sponsored defined benefit pension plans and do not expect to make any additional contributions in 2013.  We expect contributions made during 2013 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of contributions.

We contributed and expensed $140 million in 2012, $130 million in 2011, and $119 million in 2010 to employee 401(k) retirement savings accounts.  The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, plan compensation, and length of service.

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

Under the terms of the MOU, the locals of the UFCW agreed to a future pension benefit formula through 2021.  We are designated as the named fiduciary of the new consolidated pension plan with sole investment authority over the assets.  We committed to contribute sufficient funds to cover the actuarial cost of current accruals and to fund the pre-consolidation Unfunded Actuarial Accrued Liability (“UAAL”) that existed as of December 31, 2011, in a series of installments on or before March 31, 2018.  At January 1, 2012, the UAAL was estimated to be $911 million (pre-tax).  In accordance with GAAP, we expensed $911 million in 2011 related to the UAAL.  The expense was based on a preliminary estimate of the contractual commitment.  In 2012, we finalized the UAAL contractual commitment and recorded an adjustment that reduced our 2011 estimated commitment by $53 million (pre-tax).  The final UAAL contractual commitment, at January 1, 2012, was $858 million (pre-tax).  In the fourth quarter of 2011, we contributed $650 million to the consolidated multi-employer pension plan of which $600 million was allocated to the UAAL and $50 million was allocated to service and interest costs and expensed in 2011.  In the fourth quarter of 2012, we contributed $258 million to the consolidated multi-employer pension plan to fully fund our UAAL contractual commitment.  Future contributions will be dependent, among other things, on the investment performance of assets in the plan.  The funding commitments under the MOU replace the prior commitments under the four existing funds to pay an agreed upon amount per hour worked by eligible employees.

We recognize expense in connection with these plans as contributions are funded or, in the case of the UFCW consolidated pension plan, when commitments are made, in accordance with GAAP.  We made cash contributions to these plans of $492 million in 2012, $946 million in 2011 and $262 million in 2010.  The cash contributions for 2012 and 2011 include our $258 million contribution in 2012 and our $650 million contribution in 2011 to the UFCW consolidated pension plan in the fourth quarter of each year.

Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in most of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits.  We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2012.  Because Kroger is only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of Kroger’s contributions to the total of all contributions to these plans in a year as a way of assessing Kroger’s “share” of the underfunding.  Nonetheless, the underfunding is not a direct obligation or liability of Kroger or of any employer except as noted above.  As of December 31, 2012, we estimate that Kroger’s share of the underfunding of multi-employer plans to which Kroger contributes was $1.8 billion, pre-tax, or $1.1 billion, after-tax.  This represents a decrease in the estimated amount of underfunding of approximately $471 million, pre-tax, or $295 million, after-tax, as of December 31, 2012, compared to December 31, 2011.  The decrease in the amount of underfunding is attributable to our contribution to the UFCW consolidated pension plan in 2012 and the increased returns on the assets held in the multi-employer plans during 2012.  Our estimate is based on the most current information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.

We have made and disclosed this estimate not because, except as noted above, this underfunding is a direct liability of Kroger.  Rather, we believe the underfunding is likely to have important consequences.  In 2012, excluding all payments to the UFCW consolidated pension plan and the pension plans that were consolidated into the UFCW consolidated pension plan, our contributions to these plans increased approximately 5% over the prior year and have grown at a compound annual rate of approximately 7% since 2007.  In 2013, we expect to contribute approximately $225 million to our multi-employer pension plans, subject to collective bargaining and capital market conditions.  This amount reflects a contribution decrease, compared to 2012, due to the UFCW consolidated pension plan.  Excluding all payments to the UFCW consolidated pension plan and the pension plans that were consolidated into the UFCW consolidated pension plan, based on current market conditions, we expect increases in expense as a result of increases in multi-employer pension plan contributions over the next few years.  Finally, underfunding means that, in the event we were to exit certain markets or otherwise cease making contributions to these funds, we could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.

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

Various taxing authorities periodically audit our income tax returns.  These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, we record allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of February 2, 2013, the Internal Revenue Service had concluded its field examination of our 2008 and 2009 federal tax returns.  We have filed an administrative appeal within the Internal Revenue Service protesting certain adjustments proposed by the Internal Revenue Service as a result of their field work.

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

Inventories

Inventories are stated at the lower of cost (principally on a LIFO basis) or market.  In total, approximately 96% of inventories in 2012 and 97% of inventories in 2011 were valued using the LIFO method.  Cost for the balance of the inventories was determined using the FIFO method.  Replacement cost was higher than the carrying amount by $1.1 billion at February 2, 2013, and by $1.0 billion at January 28, 2012.  We follow the Link-Chain, Dollar-Value LIFO method for purposes of calculating our LIFO charge or credit.

We follow the item-cost method of accounting to determine inventory cost before the LIFO adjustment for substantially all store inventories at our supermarket divisions.  This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances and cash discounts) of each item and recording the cost of items sold.  The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory when compared to the retail method of accounting.  In addition, substantially all of our inventory consists of finished goods and is recorded at actual purchase costs (net of vendor allowances and cash discounts).

We evaluate inventory shortages throughout the year based on actual physical counts in our facilities.  We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

Vendor Allowances

We recognize all vendor allowances as a reduction in merchandise costs when the related product is sold.  In most cases, vendor allowances are applied to the related product cost by item, and therefore reduce the carrying value of inventory by item.  When it is not practicable to allocate vendor allowances to the product by item, we recognize vendor allowances as a reduction in merchandise costs based on inventory turns and as the product is sold.   We recognized approximately $6.2 billion in 2012, $5.9 billion in 2011, and $6.4 billion in 2010 of vendor allowances as a reduction in merchandise costs.  We recognized approximately 95% of all vendor allowances in the item cost with the remainder being based on inventory turns.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

As discussed above under Recently Adopted Accounting Standards, in December 2011 the FASB deferred certain provisions of its 2011 rule amendments dealing with reclassification adjustments.  In February 2013, the FASB amended its standards on comprehensive income by requiring disclosure in the footnotes of information about amounts reclassified out of accumulated other comprehensive income by component. Specifically, the amendment will require disclosure of the line items of net income in which the item was reclassified only if it is reclassified to net income in its entirety in the same reporting period. It will also require cross reference to other disclosures for amounts that are not reclassified in their entirety in the same reporting period. The new disclosures will be required for us prospectively only for annual periods beginning February 3, 2013 and interim periods within those annual periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.8 billion of cash from operations in 2012, compared to $2.7 billion in 2011 and $3.4 billion in 2010.  The cash provided by operating activities came from net earnings including non-controlling interests adjusted primarily for non-cash expenses of depreciation and amortization, the LIFO charge and changes in working capital.  The increase in net cash provided by operating activities in 2012, compared to 2011, resulted primarily due to an increase in net earnings including non-controlling interests, offset by a decline in long-term liabilities and changes in working capital.  The decline in long-term liabilities in 2012 is due to the investment returns of our Company-sponsored pension plans during the year and our funding of the remaining UAAL commitment, partially offset by a lower discount rate on our Company-sponsored pension plans.  The decrease in net cash provided by operating activities in 2011, compared to 2010, was primarily due to the decline in net earnings including non-controlling interests, due to the UFCW consolidated pension plan charge, and changes in working capital, offset by an increase in long-term liabilities.  The increase in long-term liabilities in 2011 was due to establishing a liability for our remaining estimated commitment for the UAAL in excess of the cash contribution and a lower discount rate on our Company-sponsored pension plans, offset by the investment returns of our Company-sponsored pension plans during the year.  Changes in working capital also provided (used) cash from operating activities of ($332) million in 2012, compared to ($300) million in 2011 and $698 million in 2010.  The decrease in cash provided by changes in working capital for 2012, compared to 2011, was primarily due to an increase in inventories and prepaid expenses, offset partially by an increase in accrued expenses.  Prepaid expenses increased in 2012, compared to 2011, due to Kroger prefunding $250 million of employee benefits at the end of 2012.  The decrease in cash provided by changes in working capital for 2011, compared to 2010, was primarily due to an increase in inventories, offset partially by increases in trade accounts payable and accrued expenses.  These amounts are also net of cash contributions to our Company-sponsored defined benefit pension plans totaling $71 million in 2012, $52 million in 2011 and $141 million in 2010.

The amount of cash paid for income taxes increased in 2012, compared to 2011, primarily due to an increase in net earnings including non-controlling interests.  The amount of cash paid for income taxes decreased in 2011, compared to 2010, primarily due to a decrease in net earnings including non-controlling interests and from the bonus depreciation deductions allowed by the 2010 Tax Relief Act for property placed into service in 2011.

Net cash used by investing activities

Cash used by investing activities was $2.2 billion in 2012, compared to $1.9 billion in 2011 and $2.0 billion in 2010.  The amount of cash used by investing activities increased in 2012, compared to 2011, due to increased payments for capital investments and acquisitions.  The amount of cash used by investing activities decreased in 2011, compared to 2010, due to decreased payments for other investing activities, offset partially by increased payments for acquisitions.  Capital investments, including changes in construction-in-progress payables and excluding acquisitions, were $2.1 billion in 2012, $2.0 billion in 2011 and $1.9 billion in 2010.  Refer to the Capital Investment section for an overview of our supermarket storing activity during the last three years.

Net cash used by financing activities

Financing activities used $600 million of cash in 2012, compared to $1.4 billion in 2011 and $1.0 billion in 2010.  The decrease in the amount of cash used for financing activities in 2012, compared to 2011, was primarily related to increased proceeds from the issuance of long-term debt and net borrowings from our commercial paper program, offset partially by payments on long-term debt.  The increase in the amount of cash used for financing activities in 2011, compared to 2010, was primarily related to increased payments for treasury stock purchases, partially offset by increased borrowings under our commercial paper program.  We repurchased $1.3 billion of Kroger common shares in 2012, compared to $1.5 billion in 2011 and $545 million in 2010.  We paid dividends totaling $267 million in 2012, $257 million in 2011 and $250 million in 2010.

Debt Management

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations increased $714 million to $8.9 billion as of year-end 2012, compared to 2011.  The increase in 2012, compared to 2011, resulted from increased borrowings of $1.3 billion of commercial paper supported by our credit facility and the issuance of (i) $500 million of senior notes bearing an interest rate of 3.4% and (ii) $350 million of senior notes bearing an interest rate of 5.0%, offset partially by payments at maturity of (i) $491 million of senior notes bearing an interest rate of 6.75%, (ii) $346 million of senior notes bearing an interest rate of 6.2% and (iii) $500 million of senior notes bearing an interest rate of 5.5%.  This increase was primarily due to our $258 million UFCW consolidated pension plan contribution in the fourth quarter of 2012, prefunding $250 million of employee benefit costs at the end of 2012, our common share repurchase activity during the year, the payment at maturity of $500 million of senior notes bearing an interest rate of 5.5% and the purchase of a specialty pharmacy.  Total debt increased $273 million to $8.2 billion as of year-end 2011, compared to year-end 2010.  The increase in 2011, compared to 2010, resulted from increased net borrowings of commercial paper of $370 million and the issuance of $450 million of senior notes bearing an interest rate of 2.20%, offset by the payment at maturity of our $478 million of senior notes bearing an interest rate of 6.80%.

In 2013, we expect to refinance $1.5 billion of debt.  We plan on refinancing our debt maturities in 2013 along with an additional issuance of approximately $500 million to replace the senior notes bearing an interest rate of 5.5% that matured in the fourth quarter of 2012.  The debt that matured in the fourth quarter of 2012 was previously refinanced with commercial paper.  We have entered into $850 million notional amount of forward starting interest rate swaps to effectively hedge the changes in future benchmark interest rates on a portion of our expected issuances of fixed rate debt.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to be approximately $5 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of 2012.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.6 billion of commercial paper and $1.0 billion of senior notes maturing in the next twelve months, which is included in the $5 billion in estimated liquidity needs.  We expect to refinance this debt by issuing additional senior notes or commercial paper on favorable terms based on our past experience.  $2.0 billion of this debt matures in the first quarter of 2013.  In the first quarter of 2013, we anticipate refinancing this $2.0 billion through cash flows from operating activities and by issuing $1.0 billion to $1.2 billion of additional senior notes.  We also currently do not expect to repurchase our common shares at the levels we did in 2012.  We used our commercial paper program toward the end of 2012 to fund our common share repurchases, a $250 million (pre-tax) pre-funding of employee benefit costs at the end of 2012, a $258 million UFCW consolidated pension plan contribution in the fourth quarter of 2012 and the payment at maturity of $500 of senior notes bearing an interest rate of 5.5%.  We also expect our contributions to the UFCW consolidated pension plan to decrease in future periods.  We may use our commercial paper program to fund debt maturities at the end of 2013 but do not currently expect to use the program permanently.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

Factors Affecting Liquidity

We can currently borrow on a daily basis approximately $2 billion under our commercial paper (“CP”) program.  At February 2, 2013, we had $1.6 billion of CP borrowings outstanding.  CP borrowings are backed by our credit facility, and reduce the amount we can borrow under the credit facility.  If our short-term credit ratings fall, the ability to borrow under our current CP program could be adversely affected for a period of time and increase our interest cost on daily borrowings under our CP program.  This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity.  However, in the event of a ratings decline, we do not anticipate that our borrowing capacity under our CP program would be any lower than $500 million on a daily basis.  Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost on borrowings under the credit facility could be affected by an increase in our Leverage Ratio.  As of March 29, 2013, we had $1.1 billion of CP borrowings outstanding.  The decrease as of March 29, 2013, compared to year-end 2012, was due to applying cash from operations against our year-end CP outstanding borrowings.

Our credit facility requires the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”).  A failure to maintain our financial covenants would impair our ability to borrow under the credit facility. These financial covenants and ratios are described below:

•                  Our Leverage Ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the credit facility) was 1.81 to 1 as of February 2, 2013.  If this ratio were to exceed 3.50 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired. In addition, our Applicable Margin on borrowings is determined by our Leverage Ratio.

•                  Our Fixed Charge Coverage Ratio (the ratio of Consolidated EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facility) was 4.67 to 1 as of February 2, 2013.  If this ratio fell below 1.70 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

Consolidated EBITDA, as defined in our credit facility, includes an adjustment for unusual gains and losses including our UFCW consolidated pension plan liability adjustment in 2012.  Our credit agreement is more fully described in Note 5 to the Consolidated Financial Statements.  We were in compliance with our financial covenants at year-end 2012.

The tables below illustrate our significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of February 2, 2013 (in millions of dollars):

	2013	2014	2015	2016	2017	Thereafter	Total
Contractual Obligations (1) (2)
Long-term debt(3)	$2,700	$320	$517	$463	$607	$3,869	$8,476
Interest on long-term debt (4)	360	318	297	284	257	2,422	3,938
Capital lease obligations	51	47	42	39	38	232	449
Operating lease obligations	707	663	601	540	467	2,025	5,003
Low-income housing obligations	6	1	—	—	—	—	7
Financed lease obligations	13	13	13	13	13	116	181
Self-insurance liability (5)	205	126	84	54	25	43	537
Construction commitments	230	—	—	—	—	—	230
Purchase obligations	500	76	45	34	28	68	751

Total	$4,772	$1,564	$1,599	$1,427	$1,435	$8,775	$19,572

Other Commercial Commitments
Standby letters of credit	$148	$—	$—	$—	$—	$—	$148
Surety bonds	294	—	—	—	—	—	294
Guarantees	6	—	—	—	—	—	6

Total	$448	$—	$—	$—	$—	$—	$448

(1)         The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $98 million in 2012. This table also excludes contributions under various multi-employer pension plans, which totaled $492 million in 2012, including our $258 million contribution to the UFCW consolidated pension plan.

(2)         The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.

(3)         As of February 2, 2013, we had $1.6 billion of borrowings of commercial paper and no borrowings under our credit agreement and money market lines.

(4)         Amounts include contractual interest payments using the interest rate as of February 2, 2013, and stated fixed and swapped interest rates, if applicable, for all other debt instruments.

(5)         The amounts included in the contractual obligations table for self-insurance liability related to workers’ compensation claims have been stated on a present value basis.

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

As of February 2, 2013, we maintained a $2 billion (with the ability to increase by $500 million), unsecured revolving credit facility that, unless extended, terminates on January 25, 2017.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained two uncommitted money market lines totaling $75 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of February 2, 2013, we had $1.6 billion of borrowings of commercial paper and no borrowings under our credit agreement and money market lines.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $13 million as of February 2, 2013.

In addition to the available credit mentioned above, as of February 2, 2013, we had authorized for issuance $700 million of securities under a shelf registration statement filed with the SEC and effective on December 15, 2010.  On January 18, 2013, the Board of Directors authorized for issuance additional securities in the amount of $1.8 billion over and above the $700 million of securities available for issuance as of February 2, 2013.  Subsequent to year-end, we filed a Current Report on Form 8-K, on February 11, 2013, incorporating by reference additional exhibits to the shelf registration statement including the Board of Directors’ resolution.

We also maintain surety bonds related primarily to our self-insured workers’ compensation claims.  These bonds are required by most states in which we are self-insured for workers’ compensation and are placed with predominately third-party insurance providers to insure payment of our obligations in the event we are unable to meet our claim payment obligations up to our self-insured retention levels.   These bonds do not represent liabilities of Kroger, as we already have reserves on our books for the claims costs.  Market changes may make the surety bonds more costly and, in some instances, availability of these bonds may become more limited, which could affect our costs of, or access to, such bonds.  Although we do not believe increased costs or decreased availability would significantly affect our ability to access these surety bonds, if this does become an issue, we would issue letters of credit, in states where allowed, against our credit facility to meet the state bonding requirements.  This could increase our cost and decrease the funds available under our credit facility.

We have guaranteed half of the indebtedness of two real estate entities in which we have a 50% ownership interest.  Our share of the responsibility for this indebtedness, should the entities be unable to meet their obligations, totals approximately $6 million.  Based on the covenants underlying this indebtedness as of February 2, 2013, we believe that it is unlikely that we will be responsible for repayment of these obligations.

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

•

We expect net earnings per diluted share in the range of $2.71-$2.79 for 2013. This equates to our long-term growth rate of 8% to 11% from our adjusted fiscal 2012 net earnings per diluted share of $2.52, which excludes the UFCW consolidated pension accrual and credit card settlement adjustments in the third quarter of 2012 and the extra week in the fourth quarter of 2012. We expect the first quarter net earnings per diluted share growth rate for 2013 to be on the low end of the range primarily due to expected inflation being lower in the first quarter of 2013, compared to 2012, and the growth of our pharmacy business not being as substantial as in the first quarter of 2012. We expect the second and third quarters net earnings per diluted share growth rate for 2013 to be at the high end to above the range primarily due to expected inflation being more comparable in the second and third quarters of 2013, compared to the second and third quarters of 2012, and expecting our identical supermarket sales to be trending upwards. We also expect the fourth quarter net earnings per diluted share growth rate for 2013 to be lower than the prior year on a 12-week to 12-week basis primarily due to a budgeted LIFO charge of $13 million compared to a LIFO credit of $41 million in the fourth quarter of 2012.

•

We expect identical supermarket sales growth, excluding fuel sales, of 2.5%-3.5% in 2013.  We expect identical supermarket sales growth to increase over time during 2013 relative to 2012. In 2012, we experienced higher levels of inflation early in the year. In the second half of the year, several branded prescription drugs came off patent, and when branded prescription drugs come off patent and are sold as generics, sales are reduced because generic equivalents have lower retail prices than branded drugs.  We do not expect these conditions to continue to have the same impact for 2013.

•

Our long-term business model seeks to produce annual earnings per diluted share growth averaging 8.0%-11.0%, plus a dividend of 2.0% to 2.5%, for a total shareholder return of approximately 10.0%-13.5%.

•

For 2013, we intend to continue to focus on improving sales growth, in accordance with our Customer 1st strategy, by making investments in gross margin and customer shopping experiences. We expect to finance these investments primarily with operating cost reductions. We expect FIFO non-fuel operating margins for 2013 to expand slightly compared to 2012, excluding the UFCW consolidated pension plan accrual and the credit card settlement adjustments in 2012.

•	For 2013, we expect our annualized LIFO charge to be approximately $55 million. This forecast is based on estimated cost changes for products in our inventory.

•	For 2013, we expect interest expense to be approximately $440 million.

•

We plan to use cash flow primarily for capital investments, to maintain our current debt coverage ratios, to pay cash dividends, and to repurchase stock. As market conditions change, we may re-evaluate these uses of cash flow.

•	We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•

Capital investments reflect our strategy of growth through expansion, filling in targeted existing markets, entering a new market and focusing on productivity increases from our existing store base through remodels.  In addition, we intend to continue our emphasis on self-development and ownership of real estate, and logistics and technology improvements.  Our continued capital spending on technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and is expected to reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investments for 2013 to increase to the range of $2.1-$2.4 billion, excluding acquisitions and purchases of leased facilities. We also expect capital investments to increase incrementally $200 million over the next few years, excluding acquisitions and purchases of leased facilities, to accomplish our strategy. We expect total food store square footage for 2013 to grow approximately 1.5% before acquisitions and operational closings.

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

•	We expect that our effective tax rate for 2013 will be approximately 35.5%, excluding the effect of the resolution of any tax issues.

•	We expect rent expense, as a percentage of total sales and excluding closed-store activity, will decrease due to the emphasis our current strategy places on ownership of real estate.

•

We believe that in 2013 there will be opportunities to reduce our operating costs in such areas as administration, productivity improvements, shrink, warehousing and transportation. We intend to invest most of these savings in our core business to drive profitable sales growth and offer improved value and shopping experiences for our customers.

•

In February 2013, we contributed $100 million to the Company-sponsored defined benefit pension plans and do not expect to make any additional contributions in 2013. We expect contributions made during 2013 will decrease our required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of additional contributions. We expect 2013 expense for Company-sponsored defined benefit pension plans to be approximately $80 million. In addition, we expect 401(k) Retirement Savings Account Plan cash contributions and expense from automatic and matching contributions to participants to increase slightly in 2013, compared to 2012.

•

We expect to contribute approximately $225 million to multi-employer pension plans in 2013, subject to collective bargaining. In addition, excluding all payments to the UFCW consolidated pension plan and the pension plans that were consolidated into the UFCW consolidated pension plan, we expect increases in expense as a result of increases in multi-employer pension plan contributions over the next few years.

•	We do not anticipate additional goodwill impairments in 2013.

•

In 2013, we expect to refinance $1.5 billion of debt.  We plan on refinancing our debt maturities in 2013 along with an additional issuance of approximately $500 million to replace the senior notes bearing an interest rate of 5.5% that matured in the fourth quarter of 2012.  The debt that matured in the fourth quarter of 2012 was previously refinanced with commercial paper.

•

We have various labor agreements that will be renegotiated in 2013, covering store employees in Indianapolis, Dallas, Houston, Seattle and Cincinnati, among others. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions. A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results. In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations.

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

•

Our ability to achieve sales and earnings goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that fuel costs have on consumer spending; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; the effect of brand prescription drugs going off patent; our ability to retain additional pharmacy sales from third party payors; and the success of our future growth plans. The extent to which the adjustments we are making to our strategy create value for our shareholders will depend primarily on the reaction of our customers and our competitors to these adjustments, as well as operating conditions, including inflation or deflation, increased competitive activity, and cautious spending behavior of our customers. Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above.

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

•

During the first three quarters of the year, our LIFO charge and the recognition of LIFO expense will be affected primarily by estimated year-end changes in product costs. Our LIFO charge for the year will be affected primarily by changes in product costs at year-end.

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

•

If the investment performance of our pension plan assets does not meet expectations due to poor performance of the financial markets or for other reasons, our contributions to Company-sponsored defined benefit pension plans could increase more than anticipated in future periods.

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

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly in 2013.

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

We manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt and interest rate swaps.  Our current program relative to interest rate protection contemplates hedging the exposure to changes in the fair value of fixed-rate debt attributable to changes in interest rates.  To do this, we use the following guidelines: (i) use average daily outstanding borrowings to determine annual debt amounts subject to interest rate exposure, (ii) limit the average annual amount of debt subject to interest rate reset and the amount of floating rate debt to a combined total of $2.5 billion or less, (iii) include no leveraged products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status.

As of February 2, 2013, we maintained 6 interest rate swap agreements, with notional amounts totaling $475 million, to manage our exposure to changes in the fair value of our fixed rate debt resulting from interest rate movements by effectively converting a portion of our debt from fixed to variable rates.  These agreements mature at varying times between April 2013 and December 2018, and coincide with our scheduled debt maturities.  The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements as an adjustment to interest expense.  These interest rate swap agreements are being accounted for as fair value hedges.  As of February 2, 2013, other long-term assets totaling $1 million were recorded to reflect the fair value of these agreements, primarily offset by increases in the fair value of the underlying debt.

As of February 2, 2013, we maintained 17 forward-starting interest rate swap agreements with maturity dates between April 2013 and January 2014 with an aggregate notional amount totaling $850 million.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  We entered into the forward-starting interest rate swaps in order to lock in fixed interest rates on our forecasted issuances of debt in fiscal year 2013.  The fixed interest rates for these forward-starting interest rate swaps range from 2.00% to 3.05%.  The variable rate component of the forward-starting interest rate swaps is 3 month LIBOR.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of February 2, 2013, the fair value of the interest rates swaps was recorded in other investments for $5 million and accumulated other comprehensive income for $3 million net of tax.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines described above.  The guidelines may change as our business needs dictate.

The tables below provide information about our interest rate derivatives classified as fair value hedges and underlying debt portfolio as of February 2, 2013 and January 28, 2012.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, and the average outstanding notional amounts of interest rate derivatives classified as fair value hedges as of February 2, 2013 and January 28, 2012.  Interest rates reflect the weighted average rate for the outstanding instruments.  The variable component of each interest rate derivative and the variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of February 2, 2013 and January 28, 2012.  The Fair Value column includes the fair value of our debt instruments and interest rate derivatives classified as fair value hedges as of February 2, 2013 and January 28, 2012.  Refer to Notes 5, 6 and 7 to the Consolidated Financial Statements.

	February 2, 2013 Expected Year of Maturity
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(in millions)
Debt
Fixed rate	$(1,010)	$(308)	$(508)	$(460)	$(607)	$(3,763)	$(6,656)	$(7,519)
Average interest rate	5.72%	5.67%	5.77%	6.04%	6.23%	6.38%
Variable rate	$(1,690)	$(12)	$(9)	$(3)	$—	$(106)	$(1,820)	$(1,820)
Average interest rate	1.02%	0.73%	0.78%	1.02%	1.28%	1.77%

	February 2, 2013 Average Notional Amounts Outstanding
	2013	2014	2015	2016	2017	Thereafter	February 2, 2013 Total	February 2, 2013 Fair Value
	(in millions)
Interest Rate Derivatives Classified as Fair Value Hedges
Fixed to variable	$178	$100	$100	$100	$100	$88	$475	$1
Average pay rate	4.44%	5.97%	6.25%	6.70%	7.37%	7.96%
Average receive rate	6.01%	6.80%	6.80%	6.80%	6.80%	6.80%

	January 28, 2012 Expected Year of Maturity
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(In millions)
Debt
Fixed rate	$(850)	$(1,510)	$(308)	$(508)	$(460)	$(3,519)	$(7,155)	$(8,148)
Average interest rate	6.02%	5.96%	5.95%	6.10%	6.47%	6.74%
Variable rate	$(425)	$(4)	$(66)	$(9)	$(3)	$(81)	$(588)	$(552)
Average interest rate	0.88%	0.89%	0.72%	0.25%	0.32%	0.41%

	January 28, 2012 Average Notional Amounts Outstanding
	2012	2013	2014	2015	2016	Thereafter	January 28, 2012 Total	January 28, 2012 Fair Value
	(In millions)
Interest Rate Derivatives Classified as Fair Value Hedges
Fixed to variable	$1,067	$78	$—	$—	$—	$—	$1,625	$25
Average pay rate	3.38%	2.76%	—%	—	—	—
Average receive rate	5.51%	5.00%	—%	—	—	—

Based on our year-end 2012 variable rate debt levels, a 10 percent change in interest rates would be immaterial.  See Note 6 to the Consolidated Financial Statements for further discussion of derivatives and hedging policies.

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

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of

The Kroger Co.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareowners’ equity present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
April 2, 2013

THE KROGER CO.

 CONSOLIDATED BALANCE SHEETS

	February 2,	January 28,
(In millions, except par values)	2013	2012
ASSETS
Current assets
Cash and temporary cash investments	$238	$188
Deposits in-transit	955	786
Receivables	1,051	949
FIFO inventory	6,244	6,157
LIFO reserve	(1,098)	(1,043)
Prepaid and other current assets	569	288
Total current assets	7,959	7,325

Property, plant and equipment, net	14,875	14,464
Goodwill	1,234	1,138
Other assets	584	549

Total Assets	$24,652	$23,476

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$2,734	$1,315
Trade accounts payable	4,524	4,329
Accrued salaries and wages	977	1,056
Deferred income taxes	284	190
Other current liabilities	2,538	2,215
Total current liabilities	11,057	9,105

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	6,141	6,826
Adjustment related to fair-value of interest rate hedges	4	24
Long-term debt including obligations under capital leases and financing obligations	6,145	6,850

Deferred income taxes	800	647
Pension and postretirement benefit obligations	1,291	1,393
Other long-term liabilities	1,145	1,515

Total Liabilities	20,438	19,510

Commitments and contingencies (see Note 11)

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 1,000 shares authorized; 959 shares issued in 2012 and 2011	959	959
Additional paid-in capital	3,451	3,427
Accumulated other comprehensive loss	(753)	(844)
Accumulated earnings	9,787	8,571
Common stock in treasury, at cost, 445 shares in 2012 and 398 shares in 2011	(9,237)	(8,132)

Total Shareowners’ Equity - The Kroger Co.	4,207	3,981
Noncontrolling interests	7	(15)

Total Equity	4,214	3,966

Total Liabilities and Equity	$24,652	$23,476

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

 CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended February 2, 2013, January 28, 2012 and January 29, 2011

(In millions, except per share amounts)	2012 (53 weeks)	2011 (52 weeks)	2010 (52 weeks)
Sales	$96,751	$90,374	$82,049
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	76,858	71,494	63,803
Operating, general and administrative	14,849	15,345	13,823
Rent	628	619	623
Depreciation and amortization	1,652	1,638	1,600
Goodwill impairment charge	—	—	18

Operating Profit	2,764	1,278	2,182
Interest expense	462	435	448

Earnings before income tax expense	2,302	843	1,734
Income tax expense	794	247	601

Net earnings including noncontrolling interests	1,508	596	1,133
Net earnings (loss) attributable to noncontrolling interests	11	(6)	17

Net earnings attributable to The Kroger Co.	$1,497	$602	$1,116

Net earnings attributable to The Kroger Co. per basic common share	$2.78	$1.01	$1.75

Average number of common shares used in basic calculation	533	590	635

Net earnings attributable to The Kroger Co. per diluted common share	$2.77	$1.01	$1.74

Average number of common shares used in diluted calculation	537	593	638

Dividends declared per common share	$0.53	$0.44	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended February 2, 2013, January 28, 2012 and January 29, 2011

(In millions)	2012 (53 weeks)	2011 (52 weeks)	2010 (52 weeks)
Net earnings including noncontrolling interests	$1,508	$596	$1,133

Other comprehensive income
Unrealized gain on available for sale securities, net of income tax(1)	—	2	5
Change in pension and other postretirement defined benefit plans, net of income tax(2)	75	(271)	36
Unrealized gain (loss) on cash flow hedging activities, net of income tax(3)	13	(26)	—
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	3	1	2

Total other comprehensive income (loss)	91	(294)	43

Comprehensive income	1,599	302	1,176
Comprehensive income (loss) attributable to noncontrolling interests	11	(6)	17
Comprehensive income attributable to The Kroger Co.	$1,588	$308	$1,159

(1)   Amount is net of tax of $1 in 2011 and $4 in 2010.

(2)   Amount is net of tax of $45 in 2012, $(154) in 2011 and $21 in 2010.

(3)   Amount is net of tax of $7 in 2012 and $(15) in 2011.

(4)   Amount is net of tax of $2 in 2012 and $1 in both 2011 and 2010.

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended February 2, 2013, January 28, 2012 and January 29, 2011

(In millions)	2012 (53 weeks)	2011 (52 weeks)	2010 (52 weeks)
Cash Flows From Operating Activities:
Net earnings including noncontrolling interests	$1,508	$596	$1,133
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,652	1,638	1,600
Goodwill impairment charge	—	—	18
Asset impairment charge	18	37	25
LIFO charge	55	216	57
Stock-based employee compensation	82	81	79
Expense for Company-sponsored pension plans	89	70	65
Deferred income taxes	176	31	37
Other	17	8	8
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(169)	(120)	(12)
Inventories	(78)	(361)	(88)
Receivables	(126)	(63)	(11)
Prepaid expenses	(257)	52	290
Trade accounts payable	58	82	315
Accrued expenses	76	216	71
Income taxes receivable and payable	164	(106)	133
Contribution to Company-sponsored pension plans	(71)	(52)	(141)
Other	(361)	333	(213)

Net cash provided by operating activities	2,833	2,658	3,366

Cash Flows From Investing Activities:
Payments for capital investments	(2,062)	(1,898)	(1,919)
Proceeds from sale of assets	49	51	55
Payments for acquisitions	(122)	(51)	(7)
Other	(48)	(10)	(90)

Net cash used by investing activities	(2,183)	(1,908)	(1,961)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	863	453	381
Payments on long-term debt	(1,445)	(547)	(553)
Net borrowings of commercial paper	1,275	370	—
Proceeds from issuance of capital stock	110	118	29
Treasury stock purchases	(1,261)	(1,547)	(545)
Dividends paid	(267)	(257)	(250)
Investment in the remaining interest of a variable interest entity	—	—	(86)
Other	125	23	20

Net cash used by financing activities	(600)	(1,387)	(1,004)

Net increase (decrease) in cash and temporary cash investments	50	(637)	401

Cash and temporary cash investments:
Beginning of year	188	825	424
End of year	$238	$188	$825

Reconciliation of capital investments:
Payments for capital investments	$(2,062)	$(1,898)	$(1,919)
Changes in construction-in-progress payables	(1)	(60)	22
Total capital investments	$(2,063)	$(1,958)	$(1,897)

Disclosure of cash flow information:
Cash paid during the year for interest	$438	$457	$486
Cash paid during the year for income taxes	$468	$296	$664

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY

Years Ended February 2, 2013, January 28, 2012 and January 29, 2011

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 30, 2010	958	$958	$3,361	316	$(6,238)	$(593)	$7,364	$74	$4,926
Issuance of common stock:
Stock options exercised	1	1	9	(2)	19	—	—	—	29
Restricted stock issued	—	—	(54)	(1)	37	—	—	—	(17)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	24	(505)	—	—	—	(505)
Stock options exchanged	—	—	—	2	(40)	—	—	—	(40)
Investment in the remaining interest of a variable interest entity net of income tax of $(14)	—	—	(8)	—	—	—	—	(67)	(75)
Share-based employee compensation	—	—	79	—	—	—	—	—	79
Other comprehensive gain net of income tax of $26	—	—	—	—	—	43	—	—	43
Other	—	—	7	—	(5)	—	—	(22)	(20)
Cash dividends declared ($0.40 per common share)	—	—	—	—	—	—	(255)	—	(255)
Net earnings including non-controlling interests	—	—	—	—	—	—	1,116	17	1,133

Balances at January 29, 2011	959	$959	$3,394	339	$(6,732)	$(550)	$8,225	$2	$5,298
Issuance of common stock:
Stock options exercised	—	—	—	(6)	118	—	—	—	118
Restricted stock issued	—	—	(55)	(2)	34	—	—	—	(21)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	61	(1,420)	—	—	—	(1,420)
Stock options exchanged	—	—	—	6	(127)	—	—	—	(127)
Share-based employee compensation	—	—	81	—	—	—	—	—	81
Other comprehensive loss net of income tax of $(167)	—	—	—	—	—	(294)	—	—	(294)
Other	—	—	7	—	(5)	—	—	(11)	(9)
Cash dividends declared ($0.44 per common share)	—	—	—	—	—	—	(256)	—	(256)
Net earnings (loss) including non-controlling interests	—	—	—	—	—	—	602	(6)	596

Balances at January 28, 2012	959	$959	$3,427	398	$(8,132)	$(844)	$8,571	$(15)	$3,966
Issuance of common stock:
Stock options exercised	—	—	—	(7)	110	—	—	—	110
Restricted stock issued	—	—	(59)	(2)	40	—	—	—	(19)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	51	(1,165)	—	—	—	(1,165)
Stock options exchanged	—	—	—	5	(96)	—	—	—	(96)
Share-based employee compensation	—	—	82	—	—	—	—	—	82
Other comprehensive gain net of income tax of $54	—	—	—	—	—	91	—	—	91
Other	—	—	1	—	6	—	—	11	18
Cash dividends declared ($0.53 per common share)	—	—	—	—	—	—	(281)	—	(281)
Net earnings including non-controlling interests	—	—	—	—	—	—	1,497	11	1,508

Balances at February 2, 2013	959	$959	$3,451	445	$(9,237)	$(753)	$9,787	$7	$4,214

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

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of February 2, 2013, the Company was one of the largest retailers in the United States based on annual sales.  The Company also manufactures and processes food for sale by its supermarkets.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and the Variable Interest Entities (“VIEs”) in which the Company is the primary beneficiary.  Significant intercompany transactions and balances have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 53-week period ended February 2, 2013 and the 52-week periods ended January 28, 2012 and January 29, 2011.

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

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 96% and 97% of inventories for 2012 and 2011, respectively, were valued using the LIFO method.  Cost for the balance of the inventories, including substantially all fuel inventories, was determined using the first-in, first-out (“FIFO”) method.  Replacement cost was higher than the carrying amount by $1,098 at February 2, 2013 and $1,043 at January 28, 2012.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

The item-cost method of accounting to determine inventory cost before the LIFO adjustment is followed for substantially all store inventories at the Company’s supermarket divisions.  This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances and cash discounts) of each item and recording the cost of items sold. The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory when compared to the retail method of accounting.  In addition, substantially all of the Company’s inventory consists of finished goods and is recorded at actual purchase costs (net of vendor allowances and cash discounts).

The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities.  Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets.  Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years.  Leasehold improvements are amortized over the shorter of the lease term to which they relate, which varies from four to 25 years, or the useful life of the asset.  Manufacturing plant and distribution center equipment is depreciated over lives varying from three to 15 years.  Information technology assets are generally depreciated over five years.  Depreciation and amortization expense was $1,652 in 2012, $1,638 in 2011 and $1,600 in 2010.

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

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events.  The reviews are performed at the operating division level.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a division for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  If potential for impairment is identified, the fair value of a division is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill.  Goodwill impairment is recognized for any excess of the carrying value of the division’s goodwill over the implied fair value.  Results of the goodwill impairment reviews performed during 2012, 2011 and 2010 are summarized in Note 2 to the Consolidated Financial Statements.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value.  Fair value is based on current market values or discounted future cash flows.  The Company records impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for sale, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  The Company recorded asset impairments in the normal course of business totaling $18, $37 and $25 in 2012, 2011 and 2010, respectively.  Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

Store Closing Costs

The Company provides for closed store liabilities relating to the present value of the estimated remaining non-cancellable lease payments after the closing date, net of estimated subtenant income.  The Company estimates the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed stores.  The closed store lease liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years.  Adjustments to closed store liabilities primarily relate to changes in subtenant income and actual exit costs differing from original estimates.  Adjustments are made for changes in estimates in the period in which the change becomes known.  Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period.

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

The following table summarizes accrual activity for future lease obligations of stores that were closed in the normal course of business:

Future Lease Obligations
Balance at January 29, 2011	$52
Additions	9
Payments	(11)
Other	5

Balance at January 28, 2012	55
Additions	6
Payments	(10)
Other	(7)

Balance at February 2, 2013	$44

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

The Company also participates in various multi-employer plans for substantially all union employees.  Pension expense for these plans is recognized as contributions are funded.  Refer to Note 14 for additional information regarding the Company’s participation in these various multi-employer plans and the United Food and Commercial Workers International Union (“UFCW”) consolidated fund.

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

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of February 2, 2013, the Internal Revenue Service had concluded its field examination of the Company’s 2008 and 2009 federal tax returns.  The Company has filed an administrative appeal within the Internal Revenue Service protesting certain adjustments proposed by the Internal Revenue Service as a result of their field work.

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

The following table summarizes the changes in the Company’s self-insurance liability through February 2, 2013.

	2012	2011	2010
Beginning balance	$529	$514	$485
Expense	215	215	210
Claim payments	(207)	(200)	(181)
Ending balance	537	529	514
Less: Current portion	(205)	(197)	(181)
Long-term portion	$332	$332	$333

The current portion of the self-insured liability is included in “Other current liabilities,” and the long-term portion is included in “Other long-term liabilities” in the Consolidated Balance Sheets.

The Company is also similarly self-insured for property-related losses.  The Company maintains stop loss coverage to limit its property loss exposures including coverage for earthquake, wind, flood and other catastrophic events.

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale.  Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold.  Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons.  The Company records a receivable from the vendor for the difference in sales price and cash received.  Pharmacy sales are recorded when provided to the customer.  Sales taxes are recorded as other accrued liabilities and not as a component of sales.  The Company does not recognize a sale when it sells its own gift cards and gift certificates.  Rather, it records a deferred liability equal to the amount received.  A sale is then recognized when the gift card or gift certificate is redeemed to purchase the Company’s products.  Gift card and certificate breakage is recognized when redemption is deemed remote and there is no legal obligation to remit the value of the unredeemed gift card.  The amount of breakage has not been material for 2012, 2011 and 2010.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s pre-tax advertising costs totaled $553 in 2012, $532 in 2011 and $533 in 2010.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

Deposits In-Transit

Deposits in-transit generally represent funds deposited to the Company’s bank accounts at the end of the year related to sales, a majority of which were paid for with credit cards and checks, to which the Company does not have immediate access but that settle within a few days of the sales transaction.

Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments.  Book overdrafts, which are included in accounts payable, represent disbursements that are funded as the item is presented for payment.  Book overdrafts totaled $839, $718 and $699 as of February 2, 2013, January 28, 2012 and January 29, 2011, respectively, and are reflected as a financing activity in the Consolidated Statements of Cash Flows.

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income, net of applicable taxes, consisted of the following at year-end:

	2012	2011	2010
Unrealized gain on available for sale securities	$7	$7	$5
Pension and other postretirement defined benefit plans	(746)	(821)	(550)
Unrealized gain (loss) on cash flow hedging activities	(14)	(30)	(5)

Total	$(753)	$(844)	$(550)

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

The following table presents sales revenue by type of product for 2012, 2011 and 2010.

	2012		2011		2010
	Amount	% of total	Amount	% of total	Amount	% of total
Non Perishable (1)	$48,663	50.3%	$46,494	51.4%	$44,615	54.4%
Perishable (2)	19,893	20.6%	18,693	20.7%	17,532	21.4%
Fuel	18,896	19.5%	16,901	18.7%	12,081	14.7%
Pharmacy	8,018	8.3%	7,322	8.1%	6,929	8.4%
Other (3)	1,281	1.3%	964	1.1%	892	1.1%

Total Sales and other revenue	$96,751	100.0%	$90,374	100.0%	$82,049	100.0%

(1) Consists primarily of grocery, general merchandise, health and beauty care and natural foods.

(2) Consists primarily of produce, floral, meat, seafood, deli and bakery.

(3) Consists primarily of jewelry store sales, outside manufacturing sales and sales from entities not controlled by the Company.

2.              GOODWILL

The following table summarizes the changes in the Company’s net goodwill balance through February 2, 2013.

	2012	2011
Balance beginning of year
Goodwill	$3,670	$3,672
Accumulated impairment losses	(2,532)	(2,532)
	1,138	1,140

Activity during the year
Acquisitions	96	—
Disposition	—	(2)

Balance end of year
Goodwill	3,766	3,670
Accumulated impairment losses	(2,532)	(2,532)
	$1,234	$1,138

In 2012, the Company acquired an interest in one of its suppliers and all the outstanding shares of Axium Pharmacy, a leading specialty pharmacy that provides specialized drug therapies and support services for patients with complex medical conditions, resulting in combined additional goodwill of $96.

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The annual evaluation of goodwill performed during the fourth quarter of 2012 and 2011 did not result in impairment.

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

Based on current and future expected cash flows, the Company believes goodwill impairments are not reasonably possible.  A 10% reduction in fair value of the Company’s reporting units would not indicate a potential for impairment of the Company’s remaining goodwill balance.

3.              PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2012	2011
Land	$2,450	$2,253
Buildings and land improvements	8,276	7,799
Equipment	10,267	10,110
Leasehold improvements	6,545	6,119
Construction-in-progress	1,239	1,202
Leased property under capital leases and financing obligations	593	588

Total property, plant and equipment	29,370	28,071
Accumulated depreciation and amortization	(14,495)	(13,607)

Property, plant and equipment, net	$14,875	$14,464

Accumulated depreciation for leased property under capital leases was $321 at February 2, 2013 and $327 at January 28, 2012.

Approximately $236 and $220, original cost, of Property, Plant and Equipment collateralized certain mortgages at February 2, 2013 and January 28, 2012, respectively.

4.             TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2012	2011	2010
Federal
Current	$563	$146	$697
Deferred	154	78	(136)

	717	224	561
State and local
Current	46	42	95
Deferred	31	(19)	(55)

	77	23	40

Total	$794	$247	$601

A reconciliation of the statutory federal rate and the effective rate follows:

	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2%	1.8%	1.5%
Credits	(1.4)%	(3.6)%	(1.3)%
Favorable resolution of issues	(0.5)%	(3.4)%	(.8)%
Other changes, net	(0.8)%	(0.5)%	0.3%

	34.5%	29.3%	34.7%

The 2011 effective tax rate was significantly lower than 2012 and 2010 due to the effect on pre-tax income of the UFCW consolidated pension plan charge of $953 ($591 after-tax) in 2011.  The effect of the UFCW consolidated pension plan charge reduced pre-tax income thereby increasing the effect of  credits and of the favorable resolution of tax issues on our 2011 effective tax rate.

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2012	2011
Current deferred tax assets:
Net operating loss and credit carryforwards	$4	$1
Compensation related costs	79	171

Total current deferred tax assets	83	172

Current deferred tax liabilities:
Insurance related costs	(116)	(111)
Inventory related costs	(234)	(220)
Other	(17)	(31)

Total current deferred tax liabilities	(367)	(362)

Current deferred taxes	$(284)	$(190)

Long-term deferred tax assets:
Compensation related costs	$564	$749
Lease accounting	87	93
Closed store reserves	56	66
Insurance related costs	77	76
Net operating loss and credit carryforwards	82	86
Other	2	23

Subtotal	868	1,093
Valuation allowance	(32)	(42)

Total long-term deferred tax assets	836	1,051
Long-term deferred tax liabilities:
Depreciation	(1,636)	(1,698)

Long-term deferred taxes	$(800)	$(647)

At February 2, 2013, the Company had net operating loss carryforwards for state income tax purposes of $1,275.  These net operating loss carryforwards expire from 2014 through 2032.  The utilization of certain of the Company’s net operating loss carryforwards may be limited in a given year.  Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its net operating losses.

At February 2, 2013, the Company had state credit carryforwards of $24, some of which expire from 2013 through 2027.  The utilization of certain of the Company’s credits may be limited in a given year.

The Company regularly reviews all deferred tax assets on a tax filer and jurisdictional basis to estimate whether these assets are more likely than not to be realized based on all available evidence.  This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies.  Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned.  The expected timing of the reversals of existing temporary differences is based on current tax law and the Company’s tax methods of accounting.  Unless deferred tax assets are more likely than not to be realized, a valuation allowance is established to reduce the carrying value of the deferred tax asset until such time that realization becomes more likely than not.  Increases and decreases in these valuation allowances are included in “Income tax expense” in the Consolidated Statements of Operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including positions impacting only the timing of tax benefits, is as follows:

	2012	2011	2010
Beginning balance	$310	$285	$544
Additions based on tax positions related to the current year	45	24	38
Reductions based on tax positions related to the current year	(9)	—	(273)
Additions for tax positions of prior years	1	24	13
Reductions for tax positions of prior years	(27)	(11)	(21)
Settlements	(21)	(12)	(16)
Ending balance	$299	$310	$285

In prior periods, the above table included state net operating losses which the Company believed would expire unused.  These net operating losses are no longer included in the above table.  Instead, the tax benefit of these losses has been included in the deferred tax table shown above and a valuation allowance has been recorded against them as described above.

The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

As of February 2, 2013, January 28, 2012 and January 29, 2011, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $70, $81 and $85 respectively.  The Company’s disclosure of these amounts for 2011 and 2010 has changed due to the Company reclassifying state operating losses as described above.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense.  During the years ended February 2, 2013, January 28, 2012 and January 29, 2011, the Company recognized approximately $(8), $(24) and $(2), respectively, in interest and penalties (recoveries).  The Company had accrued approximately $33 and $54 for the payment of interest and penalties as of February 2, 2013 and January 28, 2012, respectively.

As of February 2, 2013, the Internal Revenue Service had concluded its field examination of the Company’s 2008 and 2009 federal tax returns and is currently auditing years 2010 and 2011.  The 2010 and 2011 audit is expected to be completed in 2014.  The Company has filed an administrative appeal within the Internal Revenue Service protesting certain adjustments proposed by the Internal Revenue Service as a result of their field work.

5.             DEBT OBLIGATIONS

Long-term debt consists of:

	2012	2011
0.40% to 0.48% Commercial paper due through March 2013	$1,645	$370
2.20% to 8.00% Senior notes due through 2042	6,587	7,078
5.00% to 12.75% Mortgages due in varying amounts through 2034	60	65
Other	184	230

Total debt	8,476	7,743
Less current portion	(2,700)	(1,275)

Total long-term debt	$5,776	$6,468

In 2011, the Company issued $450 of senior notes bearing an interest rate of 2.20% due in fiscal year 2016.  The proceeds of this issuance of senior notes were used to fund a portion of the Company’s obligations under the UFCW consolidated multi-employer pension fund.  In 2011, the Company repaid $478 of senior notes bearing an interest rate of 6.80%.

In 2012, the Company issued $500 of senior notes due in fiscal year 2022 bearing an interest rate of 3.40% and $350 of senior notes due in fiscal year 2042 bearing an interest rate of 5.00%.  In 2012, the Company repaid upon their maturity $491 of senior notes bearing an interest rate of 6.75%, $346 of senior notes bearing an interest rate of 6.20% and $500 of senior notes bearing an interest rate of 5.50%.

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

Borrowings under the Credit Agreement bear interest at the Company’s option, at either (i) LIBOR plus a market rate spread, based on the Company’s Leverage Ratio or (ii) the base rate, defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month LIBOR plus 1.0%, plus a market rate spread based on the Company’s Leverage Ratio.  The Company will also pay a Commitment Fee based on the Leverage Ratio and Letter of Credit fees equal to a market rate spread based on the Company’s Leverage Ratio.  The Credit Agreement contains covenants, which, among other things, require the maintenance of a Leverage Ratio of not greater than 3.50:1.00 and a Fixed Charge Coverage Ratio of not less than 1.70:1.00.  In the first quarter of 2012, the covenants were amended to exclude up to $1,000 in expense related to the Company’s commitment to fund the UFCW consolidated pension plan.  The Company may repay the Credit Agreement in whole or in part at any time without premium or penalty.  The Credit Agreement is not guaranteed by the Company’s subsidiaries.

In addition to the Credit Agreement, the Company maintained two uncommitted money market lines totaling $75 in the aggregate.  The money market lines allow the Company to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of February 2, 2013, the Company had $1,645 of borrowings of commercial paper and no borrowings under its Credit Agreement and money market lines.

As of February 2, 2013, the Company had outstanding letters of credit in the amount of $192, of which $13 reduce funds available under the Company’s Credit Agreement.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

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

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2012, and for the years subsequent to 2012 are:

2013	$2,700
2014	320
2015	517
2016	463
2017	607
Thereafter	3,869

Total debt	$8,476

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

Fair Value Interest Rate Swaps

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of February 2, 2013, and January 28, 2012.

	2012		2011
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$475	$—	$1,625	$—
Number of contracts	6	—	18	—
Duration in years	1.41	—	0.74	—
Average variable rate	3.29%	—	3.84%	—
Average fixed rate	5.38%	—	5.87%	—
Maturity	Between April 2013 and December 2018		Between April 2012 and April 2013

During 2012, fourteen of the Company’s fair value swaps, with a notional amount of $1,250, matured.

In 2012, the Company entered into two fair value swaps with a total notional amount of $100.

The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in current income as “Interest expense.”  These gains and losses for 2012 and 2011 were as follows:

	Year-To-Date
	February 2, 2013		January 28, 2012
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$(24)	$16	$(20)	$22

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
Derivatives Designated as Fair Value Hedging Instruments	February 2, 2013	January 28, 2012	Balance Sheet Location
Interest Rate Hedges	$1	$25	Other Assets

Cash Flow Forward-Starting Interest Rate Swaps

As of February 2, 2013, the Company had 17 forward-starting interest rate swap agreements with maturity dates between April 2013 and January 2014 with an aggregate notional amount totaling $850.  In 2012, the Company entered into seven of these forward-starting interest rate swap agreements with an aggregate notional amount totaling $350.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The Company entered into the forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt in fiscal year 2013.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of February 2, 2013, the fair value of the interest rates swaps was recorded in other investments for $5 and accumulated other comprehensive income for $3 net of tax.

As of January 28, 2012, the Company maintained 24 forward-starting interest rate swap derivatives with maturity dates between May 2012 and April 2013 with an aggregate notional amount totaling $1,200.  The Company entered into the forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt in fiscal years 2012 and 2013.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of January 28, 2012, the fair value of the interest rates swaps was recorded in other long-term liabilities for $41 and accumulated other comprehensive loss for $26 net of tax.

During 2012, the Company terminated 14 forward-starting interest rate swap agreements with maturity dates of May 2012 with an aggregate notional amount totaling $700.  These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt issued in 2012.  As discussed in Note 5, the Company issued $850 of senior notes in 2012.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $27 has been deferred net of tax in accumulated other comprehensive income (“AOCI”) and will be amortized to earnings as the interest payments are made.

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for 2012 and 2011:

	Year-To-Date
Derivatives in Cash Flow Hedging	Amount of Gain/(Loss) in AOCI on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Reclassified into Income
Relationships	2012	2011	2012	2011	(Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(14)	$(30)	$(3)	$(1)	Interest expense

*The amounts of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges that were terminated prior to end of 2012.

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at February 2, 2013 and January 28, 2012:

February 2, 2013 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$8	$—	$20	$28
Long-Lived Assets	—	—	8	8
Interest Rate Hedges	—	6	—	6
Total	$8	$6	$28	$42

January 28, 2012 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$8	$—	$20	$28
Long-Lived Assets	—	—	23	23
Interest Rate Hedges	—	(16)	—	(16)
Total	$8	$(16)	$43	$35

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, long-lived assets and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 2 for further discussion related to the Company’s carrying value of goodwill and its goodwill impairment charge in 2010.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 for further discussion of the Company’s policies and recorded amounts for impairments of long-lived assets and valuation of store lease exit costs.  In 2012, long-lived assets with a carrying amount of $26 were written down to their fair value of $8, resulting in an impairment charge of $18.  In 2011, long-lived assets with a carrying amount of $60 were written down to their fair value of $23, resulting in an impairment charge of $37.

In 2011, unrealized gains on Level 3 Available-for-Sale Securities totaled $3.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at respective year-ends.  At February 2, 2013, the fair value of total debt was $9,339 compared to a carrying value of $8,476.  At January 28, 2012, the fair value of total debt was $8,700 compared to a carrying value of $7,743.

Cash and Temporary Cash Investments, Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At February 2, 2013 and January 28, 2012, the carrying and fair value of long-term investments for which fair value is determinable were $44 and $50, respectively.

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

Rent expense (under operating leases) consists of:

	2012	2011	2010
Minimum rentals	$727	$715	$721
Contingent payments	13	13	11
Tenant income	(112)	(109)	(109)

Total rent expense	$628	$619	$623

Minimum annual rentals and payments under capital leases and lease-financed transactions for the five years subsequent to 2012 and in the aggregate are:

	Capital Leases	Operating Leases	Lease- Financed Transactions
2013	$51	$707	$6
2014	47	663	6
2015	42	601	7
2016	39	540	7
2017	38	467	8
Thereafter	232	2,025	87

	449	$5,003	$121

Less estimated executory costs included in capital leases	—

Net minimum lease payments under capital leases	449
Less amount representing interest	171

Present value of net minimum lease payments under capital leases	$278

Total future minimum rentals under noncancellable subleases at February 2, 2013, were $243.

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

	For the year ended February 2, 2013			For the year ended January 28, 2012			For the year ended January 29, 2011
(in millions, except per share amounts)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,485	533	$2.78	$598	590	$1.01	$1,109	635	$1.75
Dilutive effect of stock options		4			3			3

Net earnings attributable to The Kroger Co. per diluted common share	$1,485	537	$2.77	$598	593	$1.01	$1,109	638	$1.74

The Company had undistributed and distributed earnings to participating securities totaling $12, $4 and $7 in 2012, 2011 and 2010, respectively.

For the years ended February 2, 2013, January 28, 2012 and January 29, 2011, there were options outstanding for approximately 12.2 million, 12.2 million and 21.2 million common shares, respectively, that were excluded from the computation of net earnings attributable to The Kroger Co. per diluted common share.  These shares were excluded because their inclusion would have had an anti-dilutive effect on EPS.

10.       STOCK OPTION PLANS

The Company grants options for common shares (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the stock at the date of grant.  The Company accounts for stock options under the fair value recognition provisions.  Under this method, the Company recognizes compensation expense for all share-based payments granted.  The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  Equity awards may be made at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings.  The 2012 primary grant was made in conjunction with the June meeting of the Company’s Board of Directors.

Stock options typically expire 10 years from the date of grant.  Stock options vest between one and five years from the date of grant.  At February 2, 2013, approximately 15 million common shares were available for future option grants under these plans.

In addition to the stock options described above, the Company awards restricted stock to employees under various plans.  The restrictions on these awards generally lapse between one and five years from the date of the awards.  The Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying shares on the grant date of the award, over the period the awards lapse.  As of February 2, 2013, approximately 8 million common shares were available under the 2005, 2008 and 2011 Long-Term Incentive Plans (the “Plans”) for future restricted stock awards or shares issued to the extent performance criteria are achieved.  The Company has the ability to convert shares available for stock options under the Plans to shares available for restricted stock awards.  Under some of the Plans, four shares available for option awards can be converted into one share available for restricted stock awards.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares subject to option (in millions)	Weighted- average exercise price
Outstanding, year-end 2009	34.7	$21.30
Granted	3.7	$20.23
Exercised	(2.0)	$16.31
Canceled or Expired	(0.5)	$22.12

Outstanding, year-end 2010	35.9	$21.45
Granted	3.9	$24.69
Exercised	(5.9)	$20.28
Canceled or Expired	(2.9)	$24.43

Outstanding, year-end 2011	31.0	$21.80
Granted	4.1	$22.04
Exercised	(6.7)	$18.35
Canceled or Expired	(1.9)	$23.28

Outstanding, year-end 2012	26.5	$22.61

A summary of options outstanding and exercisable at February 2, 2013 follows:

Range of Exercise Prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Options exercisable	Weighted-average exercise price
	(in millions)	(in years)		(in millions)
$13.78 - $17.30	2.8	2.22	$16.38	2.8	$16.38
$17.31 - $20.15	4.1	2.38	$18.68	4.0	$18.67
$20.16 - $22.33	6.9	8.52	$21.21	1.6	$20.21
$22.34 - $26.13	6.4	7.45	$23.71	3.6	$23.32
$26.14 - $28.62	6.3	4.84	$28.35	6.0	$28.36

$13.78 - $28.62	26.5	5.77	$22.61	18.0	$22.57

The weighted-average remaining contractual life for options exercisable at February 2, 2013, was approximately 4.5 years.  The intrinsic value of options outstanding and exercisable at February 2, 2013 was $143 and $99, respectively.

Restricted stock

Changes in restricted stock outstanding under the restricted stock plans are summarized below:

	Restricted shares outstanding (in millions)	Weighted-average grant-date fair value
Outstanding, year-end 2009	4.4	$24.25
Granted	2.4	$20.25
Lapsed	(2.3)	$23.62
Canceled or Expired	(0.1)	$23.13

Outstanding, year-end 2010	4.4	$22.39
Granted	2.5	$24.63
Lapsed	(2.5)	$21.96
Canceled or Expired	(0.2)	$23.80

Outstanding, year-end 2011	4.2	$23.92
Granted	2.6	$22.23
Lapsed	(2.4)	$24.34
Canceled or Expired	(0.1)	$23.28

Outstanding, year-end 2012	4.3	$22.67

The weighted-average fair value of stock options granted during 2012, 2011 and 2010 was $4.39, $6.00 and $5.12, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes extensive judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.  The decrease in the fair value of the stock options granted during 2012, compared to 2011, resulted primarily from a decrease in the Company’s share price, a decrease in the weighted average risk-free interest rate and an increase in the expected dividend yield.  The increase in the fair value of the stock options granted in 2011, compared to 2010, resulted primarily from an increase in the Company’s share price.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2012	2011	2010
Weighted average expected volatility	26.49%	26.31%	26.87%
Weighted average risk-free interest rate	0.97%	2.16%	2.57%
Expected dividend yield	2.49%	1.90%	2.00%
Expected term (based on historical results)	6.9 years	6.9 years	6.9 years

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

Total stock compensation recognized in 2012, 2011 and 2010 was $82, $81 and $79, respectively.  Stock option compensation recognized in 2012, 2011 and 2010 was $22, $22 and $25, respectively.  Restricted shares compensation recognized in 2012, 2011 and 2010 was $60, $59 and $54 respectively.

The total intrinsic value of options exercised was $44, $24 and $11 in 2012, 2011 and 2010, respectively.  The total amount of cash received in 2012 by the Company from the exercise of options granted under share-based payment arrangements was $110.  As of February 2, 2013, there was $96 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under the Company’s equity award plans.  This cost is expected to be recognized over a weighted-average period of approximately two years.  The total fair value of options that vested was $23, $33 and $37 in 2012, 2011 and 2010, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares.  Proceeds received from the exercise of options, and the related tax benefit, may be utilized to repurchase the Company’s common shares under a stock repurchase program adopted by the Company’s Board of Directors.  During 2012, the Company repurchased approximately four million common shares in such a manner.

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

12.       STOCK

Preferred Shares

The Company has authorized five million shares of voting cumulative preferred shares; two million shares were available for issuance at February 2, 2013.  The shares have a par value of $100 per share and are issuable in series.

Common Shares

The Company has authorized one billion common shares, $1 par value per share.  On May 20, 1999, the shareholders authorized an amendment to the Amended Articles of Incorporation to increase the number of authorized common shares from one billion to two billion when the Board of Directors determines it to be in the best interest of the Company.

Common Stock Repurchase Program

The Company maintains stock repurchase programs that comply with Securities Exchange Act Rule 10b5-1 to allow for the orderly repurchase of The Kroger Co. common shares, from time to time.  The Company made open market purchases totaling $1,165, $1,420 and $505 under these repurchase programs in 2012, 2011 and 2010, respectively.  In addition to these repurchase programs, in December 1999, the Company began a program to repurchase common shares to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises and the related tax benefit.  The Company repurchased approximately $96, $127 and $40 under the stock option program during 2012, 2011 and 2010, respectively.

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

Amounts recognized in AOCI as of February 2, 2013 and January 28, 2012 consist of the following (pre-tax):

	Pension Benefits		Other Benefits		Total
	2012	2011	2012	2011	2012	2011
Net actuarial loss (gain)	$1,206	$1,329	$(15)	$(21)	$1,191	$1,308
Prior service cost (credit)	3	3	(8)	(12)	(5)	(9)
Transition obligation	—	1	—	—	—	1

Total	$1,209	$1,333	$(23)	$(33)	$1,186	$1,300

Amounts in AOCI expected to be recognized as components of net periodic pension or postretirement benefit costs in the next fiscal year are as follows (pre-tax):

	Pension Benefits	Other Benefits	Total
	2013	2013	2013
Net actuarial loss	$101	$—	$101
Prior service cost (credit)	1	(4)	(3)

Total	$102	$(4)	$98

Other changes recognized in other comprehensive income in 2012, 2011, and 2010 were as follows (pre-tax):

	Pension Benefits			Other Benefits			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Incurred net actuarial loss (gain)	$(33)	$451	$(18)	$5	$32	$4	$(28)	$483	$(14)
Amortization of prior service credit (cost)	—	(1)	(1)	5	5	5	5	4	4
Amortization of net actuarial gain (loss)	(97)	(64)	(50)	—	2	3	(97)	(62)	(47)
Total recognized in other comprehensive income	(130)	386	(69)	10	39	12	(120)	425	(57)

Total recognized in net periodic benefit cost and other comprehensive income	$(41)	$456	$(4)	$38	$62	$33	$(3)	$518	$29

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at the end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plan		Other Benefits
	2012	2011	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$3,348	$2,923	$217	$192	$378	$330
Service cost	44	41	3	3	16	13
Interest cost	146	158	9	10	16	17
Plan participants’ contributions	—	—	—	—	9	9
Actuarial loss	33	344	3	21	6	32
Benefits paid	(131)	(122)	(11)	(9)	(23)	(23)
Other	3	4	—	—	—	—

Benefit obligation at end of fiscal year	$3,443	$3,348	$221	$217	$402	$378

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$2,523	$2,472	$—	$—	$—	$—
Actual return on plan assets	278	117	—	—	—	—
Employer contributions	71	52	11	9	14	14
Plan participants’ contributions	—	—	—	—	9	9
Benefits paid	(131)	(122)	(11)	(9)	(23)	(23)
Other	5	4	—	—	—	—

Fair value of plan assets at end of fiscal year	$2,746	$2,523	$—	$—	$—	$—
Funded status at end of fiscal year	$(697)	$(825)	$(221)	$(217)	$(402)	$(378)
Net liability recognized at end of fiscal year	$(697)	$(825)	$(221)	$(217)	$(402)	$(378)

As of February 2, 2013 and January 28, 2012, other current liabilities include $29 and $27, respectively, of net liability recognized for the above benefit plans.

As of February 2, 2013 and January 28, 2012, pension plan assets do not include common shares of The Kroger Co.

	Pension Benefits			Other Benefits
Weighted average assumptions	2012	2011	2010	2012	2011	2010
Discount rate — Benefit obligation	4.29%	4.55%	5.60%	4.11%	4.40%	5.40%
Discount rate — Net periodic benefit cost	4.55%	5.60%	6.00%	4.40%	5.40%	5.80%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase — Net periodic benefit cost	2.82%	2.88%	2.92%
Rate of compensation increase — Benefit Obligation	2.77%	2.82%	2.88%

The Company’s discount rate assumptions were intended to reflect the rates at which the pension benefits could be effectively settled.  They take into account the timing and amount of benefits that would be available under the plans.  The Company’s policy for selecting the discount rates as of year-end 2012 changed from the policy as of year-end 2011 and 2010.  In 2012, the Company’s policy was to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 4.29% and 4.11% discount rates as of year-end 2012 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant.  In 2011 and 2010, the Company’s policy was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity.  Benefit cash flows due in a particular year can theoretically be “settled” by “investing” them in the zero-coupon bond that matures in the same year.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 4.55% and 4.40% discount rates as of year-end 2011 for pension and other benefits, respectively, represents the equivalent single rates constructed under a broad-market AA yield curve constructed with the assistance of an outside consultant.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of February 2, 2013, by approximately $412.

To determine the expected rate of return on pension plan assets, the Company considers current and anticipated plan asset allocations as well as historical and forecasted rates of return on various asset categories.  For 2012, 2011 and 2010, the Company assumed a pension plan investment return rate of 8.5%.  The Company pension plan’s average rate of return was 9.7% for the 10 calendar years ended December 31, 2012, net of all investment management fees and expenses.  The rate of return for the Company-sponsored defined benefit pension plans for the calendar year ending December 31, 2012 was 15.0%, net of investment management fees and expenses.  For the past 20 years, the Company’s average annual rate of return has been 9.9%, and the average annual rate of return for the S&P 500 has been 8.5%.  Based on the above information and forward looking assumptions for investments made in a manner consistent with the Company’s target allocations, the Company believes an 8.5% rate of return assumption is reasonable.

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

The funded status increased in 2012, compared to 2011, due mostly to the return on plan assets, offset slightly by a decrease in the discount rate used to calculate the present value of the Company’s benefit obligation.

The Company uses the RP-2000 projected 2018 mortality table in calculating the pension obligation.

	Pension Benefits
	Qualified Plans			Non-Qualified Plan			Other Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$44	$41	$40	$3	$3	$2	$16	$13	$12
Interest cost	146	158	158	9	10	12	16	17	17
Expected return on plan assets	(210)	(207)	(196)	—	—	—	—	—	—
Amortization of:
Prior service cost (credit)	—	—	—	—	1	(1)	(4)	(5)	(5)
Actuarial (gain) loss	88	57	44	9	7	6	—	(2)	(3)

Net periodic benefit cost	$68	$49	$46	$21	$21	$19	$28	$23	$21

The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for all Company-sponsored pension plans.

	Qualified Plans		Non-Qualified Plan
	2012	2011	2012	2011
PBO at end of fiscal year	$3,443	$3,348	$221	$217
ABO at end of fiscal year	$3,278	$3,147	$211	$209
Fair value of plan assets at end of year	$2,746	$2,523	$—	$—

The following table provides information about the Company’s estimated future benefit payments.

	Pension Benefits	Other Benefits
2013	$151	$18
2014	$160	$20
2015	$170	$22
2016	$181	$23
2017	$193	$26
2018 – 2022	$1,121	$157

The following table provides information about the target and actual pension plan asset allocations.

	Target allocations	Actual Allocations
	2012	2012	2011
Pension plan asset allocation
Global equity securities	18.5%	19.2%	20.9%
Emerging market equity securities	8.8	8.9	8.8
Investment grade debt securities	9.5	8.1	10.8
High yield debt securities	16.4	17.3	14.1
Private equity	6.3	6.0	6.3
Hedge funds	27.5	27.2	23.3
Real estate	3.0	3.3	3.2
Other	10.0	10.0	12.6

Total	100.0%	100.0%	100.0%

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

The current target allocations shown represent 2012 targets that were established in 2011.  The Company will rebalance by liquidating assets whose allocation materially exceeds target, if possible, and investing in assets whose allocation is materially below target.  If markets are illiquid, the Company may not be able to rebalance to target quickly.  To maintain actual asset allocations consistent with target allocations, assets are reallocated or rebalanced periodically.  In addition, cash flow from employer contributions and participant benefit payments can be used to fund underweight asset classes and divest overweight asset classes, as appropriate.  The Company expects that cash flow will be sufficient to meet most rebalancing needs.

In February 2013, the Company contributed $100 to the Company-sponsored defined benefit pension plans and does not expect to make additional contributions in 2013.  The Company expects contributions made during 2013 will decrease its required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any additional contributions.  The Company expects 2013 expense for Company-sponsored defined benefit pension plans to be approximately $80.  In addition, the Company expects 401(k) Retirement Savings Account Plan cash contributions and expense from automatic and matching contributions to participants to increase slightly in 2013, compared to 2012.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 7.20% initial health care cost trend rate and a 4.50% ultimate health care cost trend rate to determine its expense.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$5	$(4)
Effect on postretirement benefit obligation	$46	$(44)

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of February 2, 2013 and January 28, 2012:

Assets at Fair Value as of February 2, 2013

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$17	$—	$—	$17
Corporate Stocks	375	—	—	375
Corporate Bonds	—	72	—	72
U.S. Government Securities	—	66	—	66
Mutual Funds/Collective Trusts	130	559	—	689
Partnerships/Joint Ventures	—	378	—	378
Hedge Funds	—	—	739	739
Private Equity	—	—	180	180
Real Estate	—	—	91	91
Other	—	139	—	139
Total	$522	$1,214	$1,010	$2,746

Assets at Fair Value as of January 28, 2012

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$—	$—	$—	$—
Corporate Stocks	306	—	—	306
Corporate Bonds	—	82	—	82
U.S. Government Securities	—	91	—	91
Mutual Funds/Collective Trusts	143	476	—	619
Partnerships/Joint Ventures	—	454	—	454
Hedge Funds	—	—	579	579
Private Equity	—	—	159	159
Real Estate	—	—	81	81
Other	—	152	—	152
Total	$449	$1,255	$819	$2,523

For measurements using significant unobservable inputs (Level 3) during 2012 and 2011, a reconciliation of the beginning and ending balances is as follows:

	Hedge Funds	Private Equity	Real Estate
Ending balance, January 29, 2011	$580	$150	$62
Contributions into Fund	6	27	17
Realized gains	—	18	3
Unrealized gains (losses)	(7)	3	8
Distributions	—	(45)	(10)
Other	—	6	1

Ending balance, January 28, 2012	579	159	81
Contributions into Fund	175	49	23
Realized gains	11	15	3
Unrealized gains	55	—	2
Distributions	(81)	(49)	(22)
Other	—	6	4

Ending balance, February 2, 2013	$739	$180	$91

See Note 7 for a discussion of the levels of the fair value hierarchy.  The assets’ fair value measurement level above is based on the lowest level of any input that is significant to the fair value measurement.

The following is a description of the valuation methods used for the plan’s assets measured at fair value in the above tables:

•      Cash and cash equivalents: The carrying value approximates fair value.

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

•                  Mutual Funds/Collective Trusts: The mutual funds/collective trust funds are public investment vehicles valued using a Net Asset Value (NAV) provided by the manager of each fund.  The NAV is based on the underlying net assets owned by the fund, divided by the number of shares outstanding.  The NAV’s unit price is quoted on a private market that is not active.  However, the NAV is based on the fair value of the underlying securities within the fund, which are traded on an active market, and valued at the closing price reported on the active market on which those individual securities are traded.

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.

The Company contributed and expensed $140, $130 and $119 to employee 401(k) retirement savings accounts in 2012, 2011 and 2010, respectively.  The 401(k) retirement savings account plan provides to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, compensation as defined by the plan, and length of service.

The Company also administers other defined contribution plans for eligible employees.  The cost of these plans was $7, $6 and $7 for 2012, 2011 and 2010, respectively.

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

Under the terms of the MOU, the locals of the UFCW agreed to a future pension benefit formula through 2021.  The Company was designated as the named fiduciary of the new consolidated pension plan with sole investment authority over the assets.  The Company committed to contribute sufficient funds to cover the actuarial cost of current accruals and to fund the pre-consolidation Unfunded Actuarial Accrued Liability (“UAAL”) that existed as of December 31, 2011, in a series of installments on or before March 31, 2018.  At January 1, 2012, the UAAL was estimated to be $911 (pre-tax).  In accordance with GAAP, the Company expensed $911 in 2011 related to the UAAL.  The expense was based on a preliminary estimate of the contractual commitment.  In 2012, the Company finalized the UAAL contractual commitment and recorded an adjustment that reduced the 2011 estimated commitment by $53 (pre-tax).  The final UAAL contractual commitment, at January 1, 2012, was $858 (pre-tax).  In the fourth quarter of 2011, the Company contributed $650 to the consolidated multi-employer pension plan of which $600 was allocated to the UAAL and $50 was allocated to service and interest costs and expensed in 2011.  In the fourth quarter of 2012, the Company contributed $258 to the consolidated multi-employer pension plan to fully fund the Company’s UAAL contractual commitment.  Future contributions will be dependent, among other things, on the investment performance of assets in the plan.  The funding commitments under the MOU replace the prior commitments under the four existing funds to pay an agreed upon amount per hour worked by eligible employees.

The Company recognizes expense in connection with these plans as contributions are funded, or in the case of the UFCW consolidated pension plan, when commitments are made.  The Company made contributions to these funds of $492 in 2012, $946 in 2011 and $262 in 2010.  The cash contributions for 2012 and 2011 include the Company’s $258 and $650 contributions described above, respectively, to the UFCW consolidated pension plan in the fourth quarter of each year.

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

The Company’s participation in these plans is outlined in the following tables.  The EIN / Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent Pension Protection Act Zone Status available in 2012 and 2011 is for the plan’s year-end at December 31, 2011 and December 31, 2010, respectively.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.  The FIP/RP Status Pending / Implemented Column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  Unless otherwise noted, the information for these tables was obtained from the Forms 5500 filed for each plan’s year-end at December 31, 2011 and December 31, 2010.  The multi-employer contributions listed in the table below are the Company’s multi-employer contributions made in fiscal years 2012, 2011 and 2010.

The following table contains information about the Company’s multi-employer pension plans:

				FIP/RP
		Pension Protection		Status
	EIN / Pension	Act Zone Status		Pending/	Multi-Employer Contributions			Surcharge
Pension Fund	Plan Number	2012	2011	Implemented	2012	2011	2010	Imposed(7)
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund(1) (2)	95-1939092 - 001	Red	Red	Implemented	$43	$40	$41	No
BD of Trustees of UNTD Food and Commercial(1)(5)	58-6101602 - 001	Red	Red	Implemented	—	59	47	No
Desert States Employers & UFCW Unions Pension Plan(1)	84-6277982 - 001	Green	Yellow	Implemented	22	20	17	No
UFCW Unions and Food Employers Pension Plan of Central Ohio(1) (5)	31-6089168 - 001	Green	Red	Implemented	—	23	21	No
Sound Retirement Trust (formerly Retail Clerks Pension Plan)(1) (3)	91-6069306 — 001	Red	Green	Implemented	12	10	9	No
Rocky Mountain UFCW Unions and Employers Pension Plan(1)	84-6045986 - 001	Green	Red	Implemented	17	16	16	No
Indiana UFCW Unions and Retail Food Employers Pension Plan(1) (5)	35-6244695 - 001	Red	Red	Implemented	—	5	5	No
Oregon Retail Employees Pension Plan(1)	93-6074377 - 001	Red	Red	Implemented	7	6	6	No
Bakery and Confectionary Union & Industry International Pension Fund(1)	52-6118572 - 001	Red	Green	Pending	10	9	6	Yes
Washington Meat Industry Pension Trust(1) (4)	91-6134141 - 001	Red	Red	Implemented	3	2	2	No
Retail Food Employers & UFCW Local 711 Pension(1)	51-6031512 - 001	Red	Red	Implemented	8	7	7	No
Denver Area Meat Cutters and Employers Pension Plan(1)	84-6097461 - 001	Green	Red	Implemented	8	8	8	No
United Food & Commercial Workers Intl Union — Industry Pension Fund(1) (4)	51-6055922 - 001	Green	Green	No	33	33	30	No
Northwest Ohio UFCW Union and Employers Joint Pension Fund(1) (5)	34-0947187 - 001	Green	Red	Implemented	—	2	2	No
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	30	31	30	No
Central States, Southeast & Southwest Areas Pension Plan	36-6044243 - 001	Red	Red	Implemented	12	14	8	No
UFCW Consolidated Pension Plan(1) (6)	58-6101602 — 001	N/A	N/A	N/A	275	650	—	No
Other					12	11	7

Total Contributions					$492	$946	$262

(1)          The Company’s multi-employer contributions to these respective funds represent more than 5% of the total contributions received by the pension funds.

(2)          The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at March 31, 2012 and March 31, 2011.

(3)          The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2011 and September 30, 2010.

(4)          The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at June 30, 2011 and June 30, 2010.

(5)          As of December 31, 2011, these four pension funds were consolidated into the UFCW consolidated pension plan.  See the above information regarding this multi-employer pension fund consolidation.

(6)          The UFCW consolidated pension plan was formed on January 1, 2012, as the result of the merger of four existing multi-employer pension plans.  See the above information regarding this multi-employer pension fund consolidation.

(7)          Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of February 2, 2013, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund, except for the pension fund noted above with an imposed surcharge.

The following table describes (a) the expiration date of the Company’s collective bargaining agreements and (b) the expiration date of the Company’s most significant collective bargaining agreements for each of the material multi-employer funds in which the Company participates.

	Expiration Date	Most Significant Collective
	of Collective	Bargaining Agreements(1)
	Bargaining	(not in millions)
Pension Fund	Agreement	Count	Expiration
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund	March 2014 to June 2014	2	March 2014 to June 2014
UFCW Consolidated Pension Plan(3)	May 2012(2) to August 2015	8	May 2012(2) to August 2015
Desert States Employers & UFCW Unions Pension Plan	June 2014 to October 2014	1	October 2014
Sound Retirement Trust (formerly Retail Clerks Pension Plan)	May 2013 to December 2013	2	May 2013 to August 2013
Rocky Mountain UFCW Unions and Employers Pension Plan	September 2015	1	September 2015
Oregon Retail Employees Pension Plan	February 2011(2) to April 2015	3	July 2012(2) to June 2013
Bakery and Confectionary Union & Industry International Pension Fund	May 2011(2) to July 2017	4	August 2012(2) to July 2015
Washington Meat Industry Pension Trust	April 2013 to January 2015	1	May 2013
Retail Food Employers & UFCW Local 711 Pension	April 2013 to March 2015	2	March 2015
Denver Area Meat Cutters and Employers Pension Plan	September 2015	1	September 2015
United Food & Commercial Workers Intl Union — Industry Pension Fund	April 2012(2) to September 2015	2	June 2013 to April 2015
Western Conference of Teamsters Pension Plan	April 2014 to April 2018	5	August 2014 to September 2015
Central States, Southeast & Southwest Areas Pension Plan	September 2014	2	September 2014

(1)         This column represents the number of significant collective bargaining agreements and their expiration date for each of the Company’s pension funds listed above.  For purposes of this table, the “significant collective bargaining agreements” are the largest based on covered employees that, when aggregated, cover the majority of the employees for which we make multi-employer contributions for the referenced pension fund.

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

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were approximately $1,100 in 2012, $1,000 in 2011 and $900 in 2010.

15.       RECENTLY ADOPTED ACCOUNTING STANDARDS

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

16.       RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the FASB amended its standards on comprehensive income by requiring disclosure in the footnotes of information about amounts reclassified out of accumulated other comprehensive income by component. Specifically, the amendment will require disclosure of the line items of net income in which the item was reclassified only if it is reclassified to net income in its entirety in the same reporting period. It will also require cross reference to other disclosures for amounts that are not reclassified in their entirety in the same reporting period.  The new disclosures will be required for the Company prospectively only for annual periods beginning February 3, 2013 and interim periods within those annual periods.  The implementation of the amended accounting guidance will not have a material effect on the Company’s consolidated financial position or results of operations.

17.       QUARTERLY DATA (UNAUDITED)

The two tables that follow reflect the unaudited results of operations for 2012 and 2011.

	Quarter
2012	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (13 Weeks)	Total Year (53 Weeks)
Sales	$29,065	$21,726	$21,807	$24,153	$96,751
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	23,095	17,278	17,383	19,102	76,858
Operating, general, and administrative	4,464	3,391	3,305	3,689	14,849
Rent	191	139	141	157	628
Depreciation and amortization	501	383	382	386	1,652

Operating profit	814	535	596	819	2,764
Interest expense	141	106	103	112	462

Earnings before income tax expense	673	429	493	707	2,302
Income tax expense	232	148	175	239	794

Net earnings including noncontrolling interests	441	281	318	468	1,508
Net earnings attributable to noncontrolling interests	2	2	1	6	11

Net earnings attributable to The Kroger Co.	$439	$279	$317	$462	$1,497

Net earnings attributable to The Kroger Co. per basic common share	$0.78	$0.52	$0.61	$0.89	$2.78

Average number of shares used in basic calculation	556	538	518	514	533

Net earnings attributable to The Kroger Co. per diluted common share	$0.78	$0.51	$0.60	$0.88	$2.77

Average number of shares used in diluted calculation	559	541	522	518	537

Dividends declared per common share	$0.115	$0.115	$0.15	$0.15	$0.53

Annual amounts may not sum due to rounding.

	Quarter
2011	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$27,461	$20,913	$20,594	$21,406	$90,374
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	21,624	16,555	16,358	16,957	71,494
Operating, general, and administrative	4,335	3,353	3,318	4,339	15,345
Rent	192	143	141	143	619
Depreciation and amortization	499	374	372	393	1,638

Operating profit (loss)	811	488	405	(426)	1,278
Interest expense	138	97	99	101	435

Earnings (loss) before income tax expense (benefit)	673	391	306	(527)	843
Income tax expense (benefit)	252	108	108	(221)	247

Net earnings (loss) including noncontrolling interests	421	283	198	(306)	596
Net earnings (loss) attributable to noncontrolling interests	(11)	2	2	1	(6)

Net earnings (loss) attributable to The Kroger Co.	$432	$281	$196	$(307)	$602

Net earnings (loss) attributable to The Kroger Co. per basic common share	$0.71	$0.47	$0.33	$(0.54)	$1.01

Average number of shares used in basic calculation	608	596	583	565	590

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$0.70	$0.46	$0.33	$(0.54)	$1.01

Average number of shares used in diluted calculation	612	600	586	565	593

Dividends declared per common share	$0.105	$0.105	$0.115	$0.115	$0.44

Annual amounts may not sum due to rounding.

18.       SUBSEQUENT EVENT

In February 2013, the Company made a $100 contribution to the Company-sponsored defined benefit pension plans and does not expect to make additional contributions in 2013.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

As of February 2, 2013, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of February 2, 2013.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in Kroger’s internal control over financial reporting during the fiscal quarter ended February 2, 2013, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of February 2, 2013.

The effectiveness of the Company’s internal control over financial reporting as of February 2, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the copies of all Section 16(a) forms received by the Company, and any written representations from certain persons that no Forms 5 were required by those persons, the Company believes that all filing requirements applicable to its officers, directors and 10% beneficial owners were timely satisfied during and with respect to 2012, with the following exception.  In January 2013, Mr. Ellis filed an amended Form 3 to report ownership of 750 additional shares that were inadvertently omitted from his original Form 3 and subsequent Form 4 filing.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of April 2, 2013.  Except as otherwise noted, each person has held office for at least five years.  Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History
Kathleen S. Barclay	57

Ms. Barclay joined the Company and was elected Senior Vice President of Human Resources on December 10, 2009. Prior to her election, she headed Global Human Resources for General Motors Corporation, a multinational automotive corporation, for more than ten years.

Robert W. Clark	47

Mr. Clark was promoted to Group Vice President of Non-Perishables effective March 14, 2013. Prior to this, he served as Vice President of Merchandising for the Company’s Fred Meyer division from October 2011 to March 2013. From August 2010 to October 2011 he served as Vice President of Operations for the Company’s Columbus division. Prior to that, from May 2002 to August 2010, he served as Vice President of Merchandising for the Company’s Fry’s division. From 1985 to 2002, Mr. Clark held various leadership positions in store and district management, as well as grocery merchandising. Mr. Clark began his career with the Company in 1985 as a courtesy clerk at Fry’s.

Geoffrey J. Covert	61

Mr. Covert was promoted to Senior Vice President, responsible for the oversight of several of the Company’s retail divisions, effective October 24, 2012. Prior to this, he was Senior Vice President of Retail Operations from January 2011 to October 2012. Prior to that, he was President of the Company’s Cincinnati division from December 2004 to December 2010. Prior to that, Mr. Covert served as Senior Vice President from April 1999 to December 2004, and as Group Vice President and President of Kroger Manufacturing from April 1998 to April 1999. He joined the Company in March 1996 as Vice President, Grocery Products Group. Prior to joining the Company, Mr. Covert worked for 23 years in a number of management positions with Procter & Gamble.

David B. Dillon	62

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

Michael L. Ellis	54

Mr. Ellis was elected Senior Vice President effective December 6, 2012. He is responsible for the oversight of several of the Company’s retail divisions. Prior to this, he served as President of the Company’s Fred Meyer division since 2006. Mr. Ellis has held a number of leadership positions in the Company, including Group Vice President for grocery, drug, general merchandise, pharmacy and advertising for The Kroger Co., and Vice President, Food Group for Fred Meyer Stores. Mr. Ellis joined the Company in 1975 as a parcel clerk at Fred Meyer.

Kevin M. Dougherty	60

Mr. Dougherty was elected Group Vice President of Logistics effective May 6, 2004. Mr. Dougherty joined the Company as Vice President, Supply Chain Operations in 2001. Before joining the Company, he maintained an independent consulting practice focusing on logistics and operational performance.

Michael J. Donnelly	54

Mr. Donnelly was elected Senior Vice President of Merchandising effective July 1, 2011. Prior to his election, Mr. Donnelly held a variety of key management positions with the Company, including President of Ralphs Grocery Company, President of Fry’s Food Stores, and Senior Vice President, Drug/GM Merchandising and Procurement. Mr. Donnelly joined the Company in 1978 as a clerk.

Paul W. Heldman	61

Mr. Heldman was elected Executive Vice President, Secretary and General Counsel effective May 5, 2006, Senior Vice President effective October 5, 1997, Secretary on May 21, 1992, and Vice President and General Counsel effective June 18, 1989. Prior to his election, he held various positions in the Company’s Law Department. Mr. Heldman joined the Company in 1982.

Scott M. Henderson	57

Mr. Henderson was elected Vice President effective June 26, 2003 and Treasurer effective January 6, 2002. Mr. Henderson joined the Company in 1981 as Manager of Financial Reporting. He held a variety of management positions and was promoted to Vice President of Planning in February 2000.

Christopher T. Hjelm	51

Mr. Hjelm joined the Company on August 28, 2005 as Senior Vice President and Chief Information Officer. From February 2005 to July 2005, he was Chief Information Officer of Travel Distribution Services for Cendant Corporation. From July 2003 to November 2004, Mr. Hjelm served as Chief Technology Officer for Orbitz LLC, which was acquired by Cendant Corporation in November 2004. Mr. Hjelm served as Senior Vice President for Technology at eBay Inc. from March 2002 to June 2003, and served as Executive Vice President for Broadband Network Services for At Home Company from June 2001 to February 2002. From January 2000 to June 2001, Mr. Hjelm served as Chairman, President and Chief Executive Officer of ZOHO Corporation. Prior to that, he held various key roles for 14 years with Federal Express Corporation, including that of Senior Vice President and Chief Information Officer.

Calvin J. Kaufman	50

Mr. Kaufman was elected Group Vice President and President of Kroger Manufacturing on May 8, 2008. Prior to his election, Mr. Kaufman was appointed as Senior Director of Logistics in 2006. He joined the Fred Meyer logistics group in 1994 and was appointed Group Vice President of Logistics in 2002 and Vice President of Distribution Engineering in 1999. Before joining the Company, Mr. Kaufman worked for United Parcel Service first as operations manager and then as engineering department manager.

Lynn Marmer	60

Ms. Marmer was elected Group Vice President of Corporate Affairs effective January 19, 1998. Prior to her election, Ms. Marmer was an attorney in the Company’s Law Department. Ms. Marmer joined the Company in 1997. Before joining the Company she was a partner in the law firm of Dinsmore & Shohl.

W. Rodney McMullen	52

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

M. Marnette Perry	61

Ms. Perry was promoted to Senior Vice President of Retail Operations effective October 24, 2012. Prior to this, she was elected Senior Vice President overseeing several of the Company’s retail divisions effective July 2003 to October 2012. Prior to that she was elected Group Vice President of Perishables Merchandising and Procurement on March 3, 2003. Prior to this she held a variety of significant positions with the Company, including President of the Company’s Michigan division, and President of the Company’s Columbus Marketing Area. Ms. Perry joined the Company in 1972.

J. Michael Schlotman	55

Mr. Schlotman was elected Senior Vice President and Chief Financial Officer effective June 26, 2003, and Group Vice President and Chief Financial Officer effective January 26, 2000. Prior to that he was elected Vice President and Corporate Controller in 1995, and served in various positions in corporate accounting since joining the Company in 1985.

M. Elizabeth Van Oflen	55

Ms. Van Oflen was elected Vice President and Controller on April 11, 2003. Prior to her election, she held various positions in the Company’s Finance and Tax Departments. Ms. Van Oflen joined the Company in 1982.

R. Pete Williams	58

Mr. Williams was elected Senior Vice President on August 19, 2007. He is responsible for the oversight of several of the Company’s retail divisions. Prior to his election, Mr. Williams held a variety of key management positions with the Company, including President of the Company’s Mid-Atlantic division, Vice President of Operations, Vice President of Merchandising, and Director of Labor Relations. He joined the Company in 1977.

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

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	27,605,310	$22.61	23,390,884
Equity compensation plans not approved by security holders	—	$—	—
Total	27,605,310	$22.61	23,390,884

(1)                                 The total number of securities reported includes the maximum number of common shares, 1,115,221, that may be issued under performance units granted under one or more long-term incentive plans.  The nature of the awards is more particularly described in the Compensation Discussion and Analysis-Equity section of the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.  The weighted-average exercise price in column (b) does not take these performance unit awards into account.  Based on historical data, or in the case of the award made in 2010 and earned in 2012 the actual payout percentage, the Company’s best estimate of the number of securities that will be issued under the performance unit agreements is approximately 494,242.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 2, 2012 and January 28, 2012
Consolidated Statements of Operations for the years ended February 2, 2012, January 28, 2012 and January 29, 2011
Consolidated Statements of Cash Flows for the years ended February 2, 2012, January 28, 2012 and January 29, 2011
Consolidated Statement of Changes in Shareowners’ Equity
Notes to Consolidated Financial Statements

(a)2.	Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

(a)3.(b)	Exhibits

3.1	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010.

3.2	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007.

4.1

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company.  The Company undertakes to file these instruments with the Commission upon request.

10.1*

Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-13339, filed with the SEC on September 12, 1997.

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

10.18*	Form of Performance Unit Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 11, 2012.

10.19*	The Kroger Co. 2010 Long-Term Bonus Plan. Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

10.20*	The Kroger Co. 2011 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

10.21*	The Kroger Co. 2011 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2011.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: April 2, 2013	By	*/s/ David B. Dillon
David B. Dillon
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 2nd of April 2013.

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
Bruce M. Gack
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.

3.1	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010.

3.2	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007.

4.1

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company.  The Company undertakes to file these instruments with the Commission upon request.

10.1*

Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-13339, filed with the SEC on September 12, 1997.

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

10.18*	Form of Performance Unit Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 11, 2012.

10.19*	The Kroger Co. 2010 Long-Term Bonus Plan. Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

10.20*	The Kroger Co. 2011 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

10.21*	The Kroger Co. 2011 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2011.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.