Form 10-Q
period 2013-05-25
KROGER CO
filed 2013-06-28
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 25, 2013

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

There were 518,243,041 shares of Common Stock ($1 par value) outstanding as of June 21, 2013.

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	First Quarter Ended
	May 25,	May 19,
	2013	2012
Sales	$30,043	$29,065
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	23,856	23,095
Operating, general and administrative	4,600	4,464
Rent	189	191
Depreciation and amortization	519	501

Operating profit	879	814
Interest expense	129	141

Earnings before income tax expense	750	673
Income tax expense	266	232

Net earnings including noncontrolling interests	484	441
Net earnings attributable to noncontrolling interests	3	2

Net earnings attributable to The Kroger Co.	$481	$439

Net earnings attributable to The Kroger Co. per basic common share	$0.93	$0.78

Average number of common shares used in basic calculation	514	556

Net earnings attributable to The Kroger Co. per diluted common share	$0.92	$0.78

Average number of common shares used in diluted calculation	520	559

Dividends declared per common share	$0.150	$0.115

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions and unaudited)

	First Quarter Ended
	May 25, 2013	May 19, 2012
Net earnings including noncontrolling interests	$484	$441

Other comprehensive income
Unrealized gain on available for sale securities, net of income tax(1)	3	—
Amortization of amounts included in net periodic pension expense, net of income tax(2)	19	18
Unrealized loss on cash flow hedging activities, net of income tax(3)	(19)	(14)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax	1	2

Total other comprehensive income	4	6

Comprehensive income	488	447
Comprehensive income attributable to noncontrolling interests	3	2
Comprehensive income attributable to The Kroger Co.	$485	$445

(1)   Amount is net of tax of $2 for the first quarter of 2013.

(2)   Amount is net of tax of $11 for the first quarter of 2013 and $12 for the first quarter of 2012.

(3)   Amount is net of tax of $(12) for the first quarter of 2013 and $(9) for the first quarter of 2012.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	May 25,	February 2,
	2013	2013
ASSETS
Current assets
Cash and temporary cash investments	$247	$238
Store deposits in-transit	851	955
Receivables	961	1,051
FIFO inventory	6,191	6,244
LIFO reserve	(1,115)	(1,098)
Prepaid and other current assets	299	569
Total current assets	7,434	7,959

Property, plant and equipment, net	14,967	14,849
Goodwill	1,234	1,234
Other assets	592	593

Total Assets	$24,227	$24,635

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,784	$2,734
Trade accounts payable	4,855	4,484
Accrued salaries and wages	957	1,017
Deferred income taxes	284	284
Other current liabilities	2,487	2,538
Total current liabilities	10,367	11,057

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	6,161	6,141
Adjustment to reflect fair-value interest rate hedges	1	4
Long-term debt including obligations under capital leases and financing obligations	6,162	6,145

Deferred income taxes	776	800
Pension and postretirement benefit obligations	1,199	1,291
Other long-term liabilities	1,127	1,128

Total Liabilities	19,631	20,421

Commitments and contingencies (see Note 6)

SHAREOWNERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 1,000 shares authorized; 959 shares issued in 2013 and 2012	959	959
Additional paid-in capital	3,483	3,451
Accumulated other comprehensive loss	(749)	(753)
Accumulated earnings	10,190	9,787
Common shares in treasury, at cost, 445 shares in 2013 and 2012	(9,293)	(9,237)

Total Shareowners’ Equity - The Kroger Co.	4,590	4,207
Noncontrolling interests	6	7

Total Equity	4,596	4,214

Total Liabilities and Equity	$24,227	$24,635

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Quarter Ended
	May 25, 2013	May 19, 2012
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$484	$441
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	519	501
LIFO charge	17	46
Stock-based employee compensation	24	24
Expense for Company-sponsored pension plans	25	31
Deferred income taxes	(14)	58
Other	38	(3)
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	104	(53)
Receivables	88	3
Inventories	53	91
Prepaid expenses	276	(56)
Trade accounts payable	279	214
Accrued expenses	(226)	(49)
Income taxes receivable and payable	89	94
Other	(139)	(43)

Net cash provided by operating activities	1,617	1,299

Cash Flows from Investing Activities:
Payments for capital investments	(618)	(542)
Proceeds from sale of assets	6	9
Other	(14)	6

Net cash used by investing activities	(626)	(527)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	2	846
Dividends paid	(78)	(65)
Payments on long-term debt	(409)	(527)
Net payments on commercial paper	(545)	(370)
Excess tax benefits on stock-based awards	7	1
Proceeds from issuance of capital shares	95	38
Treasury stock purchases	(146)	(345)
Increase (decrease) in book overdrafts	93	(19)
Other	(1)	(8)

Net cash used by financing activities	(982)	(449)

Net increase in cash and temporary cash investments	9	323

Cash and temporary cash investments:
Beginning of year	238	188
End of quarter	$247	$511

Reconciliation of capital investments:
Payments for capital investments	$(618)	$(542)
Changes in construction-in-progress payables	(28)	(15)
Total capital investments	$(646)	$(557)

Disclosure of cash flow information:
Cash paid during the quarter for interest	$114	$113
Cash paid during the quarter for income taxes	$181	$94

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 28, 2012	959	$959	$3,427	398	$(8,132)	$(844)	$8,571	$(15)	$3,966
Issuance of common stock:
Stock options exercised	—	—	—	(2)	38	—	—	—	38
Restricted stock issued	—	—	(2)	—	1	—	—	—	(1)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	13	(302)	—	—	—	(302)
Stock options exchanged	—	—	—	1	(43)	—	—	—	(43)
Share-based employee compensation	—	—	24	—	—	—	—	—	24
Other comprehensive gain net of income tax of $3	—	—	—	—	—	6	—	—	6
Other	—	—	5	—	(2)	—	—	—	3
Cash dividends declared ($0.115 per common share)	—	—	—	—	—	—	(65)	—	(65)
Net earnings including noncontrolling interests	—	—	—	—	—	—	439	2	441

Balances at May 19, 2012	959	$959	$3,454	410	$(8,440)	$(838)	$8,945	$(13)	$4,067

Balances at February 2, 2013	959	$959	$3,451	445	$(9,237)	$(753)	$9,787	$7	$4,214
Issuance of common stock:
Stock options exercised	—	—	—	(4)	95	—	—	—	95
Restricted stock issued	—	—	(3)	—	1	—	—	—	(2)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	—	(19)	—	—	—	(19)
Stock options exchanged	—	—	—	4	(127)	—	—	—	(127)
Share-based employee compensation	—	—	24	—	—	—	—	—	24
Other comprehensive gain net of income tax of $1	—	—	—	—	—	4	—	—	4
Other	—	—	11	—	(6)	—	—	(4)	1
Cash dividends declared ($0.150 per common share)	—	—	—	—	—	—	(78)	—	(78)
Net earnings including noncontrolling interests	—	—	—	—	—	—	481	3	484

Balances at May 25, 2013	959	$959	$3,483	445	$(9,293)	$(749)	$10,190	$6	$4,596

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Consolidated Financial Statements are in millions except per share amounts.

Certain prior-year amounts have been reclassified to conform to current-year presentation.

1.              ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries, and the Variable Interest Entities (“VIEs”) in which the Company is the primary beneficiary.  The February 2, 2013 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”).  Significant intercompany transactions and balances have been eliminated.  References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.  The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations.  Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of The Kroger Co. for the fiscal year ended February 2, 2013.

The unaudited information in the Consolidated Financial Statements for the first quarters ended May 25, 2013 and May 19, 2012, includes the results of operations of the Company for the 16-week periods then ended.

2.              DEBT OBLIGATIONS

Long-term debt consists of:

	May 25,	February 2,
	2013	2013
2.20% to 8.00% Senior Notes due through 2042	$6,188	$6,587
5.00% to 12.75% Mortgages due in varying amounts through 2034	61	60
0.40% to 0.45% Commercial paper borrowings due through July 2013	1,100	1,645
Other	185	184

Total debt, excluding capital leases and financing obligations	7,534	8,476

Less current portion	(1,748)	(2,700)

Total long-term debt, excluding capital leases and financing obligations	$5,786	$5,776

In the first quarter of 2013, the Company repaid $400 of senior notes bearing an interest rate of 5.00% upon their maturity.

3.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first quarters of 2013 and 2012.

	First Quarter
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$15	$16	$5	$5
Interest cost	48	49	5	5
Expected return on plan assets	(69)	(65)	—	—
Amortization of:
Prior service cost	—	—	(1)	(1)
Actuarial loss	31	31	—	—

Net periodic benefit expense	$25	$31	$9	$9

The Company contributed $100 to its Company-sponsored defined benefit pension plans in the first quarter of 2013 and does not expect to make any additional contributions in 2013.

The Company contributed $48 and $44 to employee 401(k) retirement savings accounts in the first quarters of 2013 and 2012, respectively.

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

	First Quarter Ended			First Quarter Ended
	May 25, 2013			May 19, 2012
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$477	514	$0.93	$436	556	$0.78
Dilutive effect of stock options		6			3

Net earnings attributable to The Kroger Co. per diluted common share	$477	520	$0.92	$436	559	$0.78

The Company had undistributed and distributed earnings to participating securities totaling $4 and $3 in each of the first quarters of 2013 and 2012, respectively.

In the first quarter of 2013, the Company did not have any options outstanding that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.  The Company had options outstanding for approximately 10 shares during the first quarter of 2012 that were excluded from the computation of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

5.              RECENTLY ADOPTED ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board (“FASB”) amended its standards on comprehensive income by requiring disclosure of information about amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  Specifically, the amendment requires disclosure of the effect of significant reclassifications out of AOCI on the respective line items in net income in which the item was reclassified if the amount being reclassified is required to be reclassified to net income in its entirety in the same reporting period.  It requires cross reference to other disclosures that provide additional detail for amounts that are not required to be reclassified in their entirety in the same reporting period.  This new disclosure became effective for the Company beginning February 3, 2013, and is being adopted prospectively in accordance with the standard.  See Note 9 to the Company’s Consolidated Financial Statements for the Company’s new disclosures related to this amended standard.

In December 2011, the FASB amended its standards related to offsetting assets and liabilities.  This amendment requires entities to disclose both gross and net information about certain instruments and transactions eligible for offset in the statement of financial position and certain instruments and transactions subject to an agreement similar to a master netting agreement.  This information is intended to enable users of the financial statements to understand the effect of these arrangements on the Company’s financial position.  The new rules became effective for the Company on February 3, 2013.  In January 2013, the FASB further amended this standard to limit its scope to derivatives, repurchase and reverse repurchase agreements, securities borrowings and lending transactions.  See Note 7 to the Company’s Consolidated Financial Statements for the Company’s new disclosures related to this amended standard.

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

Litigation — Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust, wage and hour, or civil rights laws, are pending against the Company.  Some of these suits purport or have been determined to be class actions and/or seek substantial damages.  Any damages that may be awarded in antitrust cases will be automatically trebled.  Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

7.              DERIVATIVE FINANCIAL INSTRUMENTS

GAAP defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met.  The Company’s derivative financial instruments are recognized on the balance sheet at fair value.  Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects.  Ineffective portions of cash flow hedges, if any, are recognized in current period earnings.  Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.  Changes in the fair value of derivative instruments designated as “fair value” hedges, along with corresponding changes in the fair value of the hedged assets or liabilities, are recorded in current period earnings.  Ineffective portions of fair value hedges, if any, are recognized in current period earnings.

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

Fair Value Interest Rate Swaps

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of May 25, 2013 and February 2, 2013.

	May 25, 2013		February 2, 2013
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$100	$—	$475	$—
Number of contracts	2	—	6	—
Duration in years	5.64	—	1.41	—
Average variable rate	5.87%	—	3.29%	—
Average fixed rate	6.80%	—	5.38%	—
Maturity	December 2018		Between April 2013 and December 2018

During the first quarter of 2013, four of the Company’s fair value swaps, with a notional amount of $375, matured.

The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in current income as “Interest expense.”  These gains and losses for the first quarters of 2013 and 2012 were as follows:

	First Quarter Ended
	May 25, 2013		May 19, 2012
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$(2)	$3	$(10)	$8

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
Derivatives Designated as Fair Value Hedging Instruments	May 25, 2013	February 2, 2013	Balance Sheet Location
Interest Rate Hedges	$(1)	$1	(Other Long-Term Liabilities)/Other Assets

Cash Flow Forward-Starting Interest Rate Swaps

As of May 25, 2013, the Company had 5 forward-starting interest rate swap agreements with maturity dates of January 2014 with an aggregate notional amount totaling $250.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt in fiscal year 2013.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of May 25, 2013, the fair value of the interest rates swaps was recorded in other investments for $6 and AOCI for $4 net of tax.

As of February 2, 2013, the Company had 17 forward-starting interest rate swap agreements with maturity dates between April 2013 and January 2014 with an aggregate notional amount totaling $850.  In 2012, the Company entered into 7 of these forward-starting interest rate swap agreements with an aggregate notional amount totaling $350.  The Company entered into the forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt in fiscal year 2013.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of February 2, 2013, the fair value of the interest rates swaps was recorded in other investments and other long-term liabilities for $14 and $9, respectively, and AOCI and accumulated other comprehensive loss for $9 net of tax and $6 net of tax, respectively.

During the first quarter of 2013, the Company terminated 12 forward-starting interest rate swap agreements with maturity dates of April 2013 with an aggregate notional amount totaling $600.  In addition, in the first quarter of 2013, the Company entered into and terminated 7 forward-starting interest rate swap agreements with an aggregate notional amount totaling $600.  These 19 forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on $600 of expected issuance of fixed rate debt.  The Company continues to believe the prospective issuance of debt related to forward starting swap agreements is probable.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $32 has been deferred net of tax of $20 in accumulated other comprehensive loss and will be amortized to earnings as the payment of interest to which the hedge relates are made.

The following tables summarize the effect of the Company’s derivative instruments designated as cash flow hedges for the first quarter of 2013 and 2012:

	First Quarter Ended
			Amount of Gain/(Loss) Reclassified
Derivatives in Cash Flow Hedging	Amount of Gain/(Loss) in AOCI on Derivatives (Effective Portion)		from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Reclassified into Income
Relationships	May 25, 2013	May 19, 2012	May 25, 2013	May 19, 2012	(Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(32)	$(42)	$(1)	$(2)	Interest expense

*The amount of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges.

For the above fair value and cash flow interest rate swaps, the Company has entered into International Swaps and Derivatives Association master netting agreements that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  These master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.

Collateral is generally not required of the counterparties or of the Company under these master netting agreements. As of May 25, 2013 and February 2, 2013, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of these master netting agreements on the Company’s derivative balances upon an event of default or termination event is as follows as of May 25, 2013 and February 2, 2013:

May 25, 2013

		Gross Amounts Offset	Net Amount Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount	in the Statement of	Statement of	Financial
	Recognized	Financial Position	Financial Position	Instruments	Cash Collateral	Net Amount
Assets
Cash Flow Forward-Starting Interest Rate Swaps	$6	$—	$6	$—	$—	$6

Liabilities
Fair Value Interest Rate Swaps	$1	$—	$1	$—	$—	$1

February 2, 2013

		Gross Amounts Offset	Net Amount Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount	in the Statement of	Statement of	Financial
	Recognized	Financial Position	Financial Position	Instruments	Cash Collateral	Net Amount
Assets
Cash Flow Forward-Starting Interest Rate Swaps	$16	$(2)	$14	$—	$—	$14
Fair Value Interest Rate Swaps	1	—	1	—	—	1
Total	$17	$(2)	$15	$—	$—	$15

Liabilities
Cash Flow Forward-Starting Interest Rate Swaps	$11	$(2)	$9	$—	$—	$9

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at May 25, 2013 and February 2, 2013:

May 25, 2013 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$33	$—	$—	$33
Warrants	—	11	—	11
Long-Lived Assets	—	—	9	9
Interest Rate Hedges	—	5	—	5
Total	$33	$16	$9	$58

February 2, 2013 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$8	$—	$20	$28
Long-Lived Assets	—	—	8	8
Interest Rate Hedges	—	6	—	6
Total	$8	$6	$28	$42

In the first quarter of 2013, one of the Company’s available-for-sale securities began trading in an active market.  Because of this, the Company transferred the $20 from a Level 3 asset to a Level 1 asset in the first quarter of 2013.  In the first quarter of 2013, unrealized gains on the Level 1 available-for-sale securities totaled $5.

The Company values warrants using the Black-Sholes option-pricing model.  The Black-Sholes option-pricing model is classified as a Level 2 input.

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets, and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended February 2, 2013 for further discussion of the Company’s policies regarding the valuation of long-lived assets and store lease exit costs.  For the first quarter of 2013, long-lived assets with a carrying amount of $28 were written down to their fair value of $9 resulting in an impairment charge of $19.  For the first quarter of 2012, long-lived assets with a carrying amount of $3 were written down to their fair value of $1 resulting in an impairment charge of $2.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based on the net present value of the future cash flow using the forward interest rate yield curve in effect at May 25, 2013, and February 2, 2013, which is a Level 3 measurement technique.  At May 25, 2013, the fair value of total debt was $8,437 compared to a carrying value of $7,534.  At February 2, 2013, the fair value of total debt was $9,339 compared to a carrying value of $8,476.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Long-term Investments

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At May 25, 2013, and February 2, 2013, the carrying and fair value of long-term investments for which fair value is determinable was $42 and $44, respectively.

9.              OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first quarter of 2013:

	Cash Flow Hedging Activities(1)	Available for sale Securities(1)	Pension and Postretirement Defined Benefit Plans(1)	Total(1)
Balance at February 2, 2013	$(14)	$7	$(746)	$(753)
OCI before reclassifications(2)	(19)	3	—	(16)
Amounts reclassified out of AOCI	1	—	19	20
Net current-period OCI	(18)	3	19	4
Balance at May 25, 2013	$(32)	$10	$(727)	$(749)

(1) All amounts are net of tax.

(2) Net of tax of $(12) and $2 for cash flow hedging activities and available for sale securities, respectively.

The following table represents the items reclassified out of AOCI and the related tax effects for the first quarter of 2013:

Three Months Ended May 25, 2013
Gains on cash flow hedging activities
Amortization of unrealized gains and losses on cash flow hedging activities(1)	$1
Tax (expense) / benefit	—
Net of tax	1

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(2)	30
Tax expense	(11)
Net of tax	19
Total reclassifications, net of tax	$20

(1) Reclassified from AOCI into interest expense.

(2) Reclassified from AOCI into merchandise costs and operating, general and administrative expense.  These components are included in the computation of net periodic pension expense (see Note 3 to the Company’s Consolidated Financial Statements for additional details).

10.       INCOME TAXES

The effective income tax rate was 35.5% and 34.5% for the first quarters of 2013 and 2012, respectively.  The 2013 effective income tax rate differed from the federal statutory rate primarily due to the effect of state income taxes.  The 2012 effective income tax rate differed from the federal statutory rate primarily due to the favorable resolution of certain tax issues, partially offset by the effect of state income taxes.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

First quarter 2013 total sales were $30.0 billion compared with $29.1 billion for the same period of 2012.  This increase was attributable to identical supermarket sales increases and increased fuel sales, offset partially by a decrease in the average retail fuel price.  Identical supermarket sales without fuel increased 3.3% in the first quarter of 2013, compared to the first quarter of 2012, primarily due to product cost inflation and an increase in transaction count.  Identical supermarket sales without fuel and pharmacy increased 4.0% in the first quarter of 2013, compared to the first quarter of 2012.  Our identical supermarket sales were positive in each of our supermarket operating divisions.  This continues our trend of positive identical supermarket sales growth for 38 consecutive quarters. Our Customer 1st strategy continues to deliver solid results.

For the first quarter of 2013, net earnings totaled $481 million, or $0.92 per diluted share, compared to $439 million, or $0.78 per diluted share for the same period of 2012.  The increase in net earnings for the first quarter of 2013, compared to the first quarter of 2012, resulted primarily from an increase in non-fuel FIFO operating profit and a decrease in the LIFO charge, partially offset by a higher effective tax rate and a decrease in earnings from our fuel operations.  The increase in non-fuel operating profit for the first quarter of 2013, compared to the first quarter of 2012, resulted primarily from the benefit of increased supermarket sales, productivity improvements and effective cost controls, partially offset by continued investments in lower prices for our customers and increases in our credit card fees and health care costs.

Based on the strength of our results for the first quarter of 2013, we have increased both the lower and upper ranges of our guidance for net earnings per diluted share for fiscal year 2013.  Please refer to the “Outlook” section for more information on our expectations.  Our Customer 1st strategy continues to increase customer loyalty, identical supermarket sales and market share.  As a result, we are rewarding shareholders through net earnings per diluted share growth, by increasing dividends over time and through share buybacks.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $481 million for the first quarter of 2013, an increase of 9.6% from net earnings of $439 million for the first quarter of 2012.  The increase in our net earnings for the first quarter of 2013, compared to the first quarter of 2012, resulted primarily from an increase in non-fuel FIFO operating profit and a decrease in the LIFO charge, partially offset by a higher effective tax rate and a decrease in earnings from our fuel operations.  The increase in non-fuel operating profit for the first quarter of 2013, compared to the first quarter of 2012, resulted primarily from the benefit of increased supermarket sales, productivity improvements and effective cost controls partially offset by continued investments in lower prices for our customers and increases in our credit card fees and health care costs.

Net earnings of $0.92 per diluted share for the first quarter of 2013 represented an increase of 17.9% over net earnings of $0.78 per diluted share for the first quarter of 2012.  Net earnings per diluted share increased in the first quarter of 2013, compared to the first quarter of 2012, due to increased net earnings and the repurchase of 45 million common shares over the past four quarters resulting in lower weighted average shares outstanding.

Sales

Total Sales

($ in millions)

	First Quarter
	2013	Percentage Increase(2)	2012	Percentage Increase(3)
Total supermarket sales without fuel	$23,272	3.6%	$22,460	4.3%
Fuel Sales	5,967	1.6%	5,873	12.2%
Other Sales(1)	804	9.8%	732	5.9%

Total sales	$30,043	3.4%	$29,065	5.8%

(1)   Other sales primarily relate to sales at convenience stores, excluding fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; a specialty pharmacy; and in-store health clinics.

(2)   This column represents the percentage increase in the first quarter of 2013, compared to the first quarter of 2012.

(3)   This column represents the percentage increase in the first quarter of 2012, compared to the first quarter of 2011.

The increase in total sales and total supermarket sales without fuel for the first quarter of 2013, compared to the first quarter of 2012, was primarily due to our identical supermarket sales increase, excluding fuel, of 3.3% and, excluding fuel and pharmacy, of 4.0%.  Total fuel sales increased slightly in the first quarter of 2013, compared to the first quarter of 2012, primarily due to an increase in fuel gallons sold of 5.1% offset by a decrease in the average retail fuel price of 3.3%.  The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.  Identical supermarket sales, excluding fuel, increased primarily due to inflation and an increase in transaction count, offset partially by the effect of several branded prescription drugs coming off patent.  When branded prescription drugs come off patent and are sold as generics, sales are reduced because generic equivalents have lower retail prices than branded drugs.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented below to calculate percentage changes for the first quarter of 2013.

Identical Supermarket Sales

($ in millions)

	First Quarter
	2013	Percentage Increase(1)	2012	Percentage Increase(2)
Including fuel centers	$26,945	2.9%	$26,196	5.5%
Excluding fuel centers	$22,412	3.3%	$21,700	4.2%

(1)   This column represents the percentage increase in identical supermarket sales in the first quarter of 2013, compared to the first quarter of 2012.

(2)   This column represents the percentage increase in identical supermarket sales in the first quarter of 2012, compared to the first quarter of 2011.

Gross Margin and FIFO Gross Margin

Our gross margin rate, as a percentage of sales, was 20.59% for the first quarter of 2013, as compared to 20.54% for the first quarter of 2012.  The increase in the first quarter of 2013, compared to the first quarter of 2012, resulted primarily from a decrease in the Last-In, First-Out (“LIFO”) charge and the effect of several branded prescription drugs coming off patent, offset by an increase in retail fuel sales, continued investments in lower prices for our customers and increased shrink, warehouse and advertising costs as a percentage of sales.  When branded prescription drugs come off patent and are sold as generics, our gross margin rate, as a percentage of sales, increases.  Our gross margin rate, as a percentage of sales, increases because the generic equivalents have lower retail prices than branded drugs with approximately the same gross margin.  Retail fuel sales lower our gross margin rate due to the very low gross margin on retail fuel sales as compared to non-fuel sales.

We calculate First-In, First-Out (“FIFO”) gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the LIFO charge.  Merchandise costs exclude depreciation and rent expenses.  Our LIFO charge was $17 million for the first quarter of 2013 and $46 million for the first quarter of 2012.  FIFO gross margin is a non-GAAP financial measure and should not be considered as an alternative to gross margin or any other GAAP measure of performance.  FIFO gross margin should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

Our FIFO gross margin rate was 20.65% for the first quarter of 2013, as compared to 20.70% for the first quarter of 2012.  Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our first quarter 2013 FIFO gross margin rate decreased 15 basis points, as a percentage of sales, compared to the first quarter of 2012.  This decrease in the first quarter of 2013, compared to the first quarter of 2012, as a percentage of sales, resulted primarily from continued investments in lower prices for our customers and increased shrink, warehouse and advertising costs, partially offset by the effect of several branded prescription drugs coming off patent.

LIFO Charge

The LIFO charge was $17 million in the first quarter of 2013 and $46 million in the first quarter of 2012.  The LIFO charge decreased in the first quarter of 2013, compared to the first quarter of 2012, primarily due to our lower expected year end product cost of inflation in most major categories for 2013 compared to 2012.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, decreased 5 basis points to 15.31% for the first quarter of 2013 from 15.36% for the first quarter of 2012, primarily due to the benefit of increased supermarket sales and fuel sales, productivity improvements and effective cost controls.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel, decreased 16 basis points in the first quarter of 2013, compared to the first quarter of 2012.  This decrease in our OG&A rate, as a percentage of sales excluding the effect of fuel, resulted primarily from the benefit of increased supermarket sales, productivity improvements and effective cost controls.

Rent Expense

Rent expense was $189 million in the first quarter of 2013 compared to $191 million in the first quarter of 2012.  Rent expense, as a percentage of sales, was 0.63% in the first quarter of 2013, compared to 0.66% in the first quarter of 2012.  Rent expense, as a percentage of sales excluding fuel, decreased 3 basis points in the first quarter of 2013 compared to the first quarter of 2012.  The decrease in rent expense, as a percentage of sales excluding fuel, reflects our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.

Depreciation Expense

Depreciation expense was $519 million, or 1.73% of total sales, for the first quarter of 2013 compared to $501 million, or 1.72% of total sales, for the first quarter of 2012.  The increase in our depreciation expense for the first quarter of 2013, compared to the first quarter of 2012, as a percentage of sales, is primarily due to our fuel operations.  The depreciation expense for our fuel operations for the first quarter of 2013, as a percentage of sales, compared to the first quarter of 2012, increased.  This increase was primarily attributable to the decrease in the average retail fuel price.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, decreased 1 basis point in the first quarter of 2013, compared to the same period of 2012.

Operating Profit and FIFO Operating Profit

Operating profit was $879 million, or 2.93% of sales, for the first quarter of 2013, compared to $814 million, or 2.80% of sales, for the first quarter of 2012.  Operating profit, as a percentage of sales, increased 13 basis points in the first quarter of 2013, compared to the first quarter of 2012, primarily due to improvements in operating, general and administrative expenses and rent and a decreased LIFO charge in the first quarter of 2013, compared to the first quarter of 2012, offset partially by continued investments in lower prices for our customers, increased shrink, warehouse and advertising costs.

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

FIFO operating profit was $896 million, or 2.98% of sales, for the first quarter of 2013, compared to $860 million, or 2.96% of sales, for the first quarter of 2012.  Retail fuel sales lower our FIFO operating profit rate due to the very low FIFO operating profit rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  FIFO operating profit, excluding fuel, was $872 million, or 3.62% of sales, for the first quarter of 2013, compared to $825 million, or 3.56% of sales, for the first quarter of 2012.  FIFO operating profit, as a percentage of sales excluding fuel, increased 6 basis points in the first quarter of 2013, compared to the first quarter of 2012 primarily due to improvements in operating, general and administrative expenses and rent, offset partially by continued investments in lower prices for our customers and increased shrink, warehouse and advertising costs.

The following table provides a reconciliation of operating profit to FIFO operating profit and FIFO operating profit, excluding fuel, for the first quarters of 2013 and 2012 ($ in millions):

	First Quarter Ended
	May 25, 2013	2013 Percentage of Sales	May 19, 2012	2012 Percentage of Sales
Sales	$30,043		$29,065
Fuel sales	5,967		5,873

Sales excluding fuel	$24,076		$23,192

Operating profit	$879	2.93%	$814	2.80%
LIFO charge	17	0.06%	46	0.16%

FIFO operating profit	896	2.98%	860	2.96%
Fuel operating profit	24	0.40%	35	0.60%

FIFO operating profit excluding fuel	$872	3.62%	$825	3.56%

Percentages may not sum due to rounding.

Interest Expense

Net interest expense was $129 million, or 0.43% of total sales, for the first quarter of 2013 compared to $141 million, or 0.48% of total sales, for the first quarter of 2012.  The decrease in net interest expense for the first quarter of 2013, compared to the first quarter of 2012, resulted primarily from a lower weighted average interest rate due to utilizing our commercial paper facility.

Income Taxes

Our effective income tax rate was 35.5% for the first quarter of 2013 and 34.5% for the first quarter of 2012.  The 2013 effective income tax rate differed from the federal statutory rate primarily due to the effect of state income taxes.  The 2012 effective income tax rate differed from the federal statutory rate primarily due to the favorable resolution of certain tax issues, partially offset by the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $1.6 billion of cash from operating activities during the first quarter of 2013, compared to $1.3 billion in the first quarter of 2012.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses, and changes in working capital.  Changes in working capital provided cash from operating activities of $663 million in the first quarter of 2013 and $244 million in the first quarter of 2012.  Prepaid expenses decreased $250 million from year end 2012 in the first quarter of 2013, reflecting a decrease in the prepayment balance of some employee benefits at year end.  The increase in cash provided by changes in working capital for the first quarter of 2013, compared to the first quarter of 2012, was primarily due to decreases in store deposits in-transit and prepaid expenses, offset partially by a decrease in accrued expenses.

The amount of cash paid for income taxes increased in the first quarter of 2013, compared to the first quarter of 2012, primarily due to an overpayment of 2011 taxes applied to 2012.

Net cash used by investing activities

We used $626 million of cash for investing activities during the first quarter of 2013 compared to $527 million during the first quarter of 2012.  The amount of cash used for investing activities increased in the first quarter of 2013 versus 2012, primarily due to increased cash payments for capital investments.

Net cash used by financing activities

We used $982 million of cash for financing activities in the first quarter of 2013 compared to $449 million in the first quarter of 2012.  The increase in the amount of cash used for financing activities for the first quarter of 2013, compared to the first quarter of 2012, was primarily related to a decrease in the proceeds received from the issuance of long-term debt, offset partially by a decrease in treasury stock purchases.  Proceeds from the issuance of common shares resulted from exercises of employee stock options.

Debt Management

As of May 25, 2013, we maintained a $2 billion (with the ability to increase by $500 million), unsecured revolving credit facility that, unless extended, terminates on January 25, 2017.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained two uncommitted money market lines totaling $75 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of May 25, 2013, we had no borrowings under our credit agreement and money market lines.  As of May 25, 2013, we had $1.1 billion of outstanding commercial paper.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $13 million as of May 25, 2013.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants.  As of May 25, 2013, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $160 million to $7.9 billion as of the end of the first quarter of 2013, from $8.1 billion as of the end of the first quarter of 2012.  Total debt decreased $933 million as of the end of the first quarter of 2013, from $8.9 billion as of year-end 2012.  The decrease as of the end of the first quarter of 2013, compared to the end of the first quarter of 2012, resulted from the payment at maturity in the last four quarters of $346 million of senior notes bearing an interest rate of 6.2%, $500 million of senior notes bearing an interest rate of 5.5% and $400 million of senior notes bearing an interest rate of 5.0%, offset partially by the issuance of commercial paper in the last four quarters of $1.1 billion.  The decrease as of the end of the first quarter of 2013, compared to year-end 2012, resulted primarily from the payment at maturity of $400 million of senior notes bearing an interest rate of 5.0% and the decrease in the amount of commercial paper outstanding.

Over the next twelve months, we expect to refinance approximately $1.5 billion of debt by issuing additional senior notes to replace our debt that matured in the fourth quarter of 2012 and the first quarter of 2013, and that will mature in the fourth quarter of 2013.  We may use our commercial paper program to fund debt maturities throughout 2013 but do not currently expect to use the program permanently to fund debt maturities.  The debt that matured in the fourth quarter of 2012 and the first quarter of 2013 was previously refinanced with cash flows from operating activities and commercial paper.  We currently have $250 million notional amount of forward starting interest rate swaps to effectively hedge the changes in future benchmark interest rates on a portion of our expected issuances of fixed rate debt.  In the first quarter of 2013, we terminated additional forward starting swaps that were entered into to effectively hedge the changes in future benchmark interest rates on $600 million of our expected issuance of fixed rate debt.  The unamortized loss of $32 million related to these terminated forward starting swaps will be amortized to earnings as the payments of interest to which the hedge relates are made.

Common Stock Repurchase Program

During the first quarter of 2013, we invested $146 million to repurchase 4.5 million Kroger common shares at an average price of $32.44 per share.  These shares were reacquired under two separate stock repurchase programs.  The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors on October 16, 2012.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to be approximately $4.1 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the first quarter of 2013.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.1 billion of commercial paper and $600 million of senior notes maturing in the next twelve months, which is included in the $4.1 billion in estimated liquidity needs.  The commercial paper matures in the second quarter of 2013 and the $600 million of senior notes mature in the fourth quarter of 2013.  Over the next twelve months, we anticipate repaying or refinancing this $1.7 billion through cash flows from operating activities and by issuing approximately $1.5 billion of additional senior notes.  The amount of commercial paper outstanding at the end of the first quarter of 2013 decreased by $545 million to $1.1 billion, compared to $1.6 billion at the end of the fourth quarter of 2012.  This decrease was primarily due to our not repurchasing as many common shares in the first quarter of 2013 compared to our average quarterly rolling four quarter repurchases.  We may use our commercial paper program to fund debt maturities throughout 2013 but do not currently expect to use the program permanently to fund debt maturities.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

CAPITAL INVESTMENTS

Capital investments totaled $646 million for the first quarter of 2013, compared to $557 million for the first quarter of 2012.  During the first quarter of 2013, we opened, acquired, expanded, or relocated 8 food stores and also completed 21 within-the-wall remodels.  Total food store square footage at the end of the first quarter of 2013 increased 0.6% from the end of the first quarter of 2012.  Excluding acquisitions and operational closings, total food store square footage at the end of the first quarter of 2013 increased 1.4% over the end of the first quarter of 2012.

RETURN ON INVESTED CAPITAL

We calculate return on invested capital (“ROIC”) by dividing adjusted operating profit for the prior four quarters by the average invested capital.  Adjusted operating profit is calculated by excluding certain items included in operating profit, and adding back our LIFO charge, depreciation and amortization and rent.  Average invested capital is calculated as the sum of (i) the average of our total assets, (ii) the average LIFO reserve, (iii) the average accumulated depreciation and amortization and (iv) a rent factor equal to total rent for the last four quarters multiplied by a factor of eight; minus (i) the average taxes receivable, (ii) the average trade accounts payable, (iii) the average accrued salaries and wages and (iv) the average other current liabilities.  Averages are calculated for return on invested capital by adding the beginning balance of the first quarter and the ending balance of the fourth quarter, of the last four quarters, and dividing by two.  We use a factor of eight for our total rent as we believe this is a common factor used by our investors, analysts and rating agencies.  ROIC is a non-GAAP financial measure of performance.  ROIC should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  ROIC is an important measure used by management to evaluate our investment returns on capital.  Management believes ROIC is a useful metric to investors and analysts because it measures how effectively we are deploying our assets.  All items included in the calculation of ROIC are GAAP measures, excluding certain adjustments to operating income.

Although ROIC is a relatively standard financial term, numerous methods exist for calculating a company’s ROIC.  As a result, the method used by our management to calculate ROIC may differ from methods other companies use to calculate their ROIC.  We urge you to understand the methods used by other companies to calculate their ROIC before comparing our ROIC to that of such other companies.

The following table provides a reconciliation of ROIC for the rolling four quarters on a 52 week basis ended May 25,2013 and May 19, 2012 ($ in millions):

	Rolling Four Quarters Ended
	May 25, 2013	May 19, 2012
Return on Invested Capital
Numerator
Operating profit	$2,829	$1,281
53rd week operating profit adjustment	(99)	—
LIFO charge	26	216
Depreciation and amortization	1,670	1,640
Rent on a 53 week basis	626	618
53rd week rent adjustment	(12)	—
UFCW pension plan consolidation charge	—	953
UFCW consolidated pension plan liability and credit card settlement adjustments	(115)	—
Adjusted operating profit	$4,925	$4,708

Denominator
Average total assets	$24,018	$23,451
Average taxes receivable(1)	(9)	(12)
Average LIFO reserve	1,102	981
Average accumulated depreciation and amortization(2)	14,430	13,412
Average trade accounts payable	(4,665)	(4,325)
Average accrued salaries and wages	(948)	(940)
Average other current liabilities(3)	(2,309)	(2,263)
Rent x 8	4,912	4,944
Average invested capital	$36,531	$35,248
Return on Invested Capital	13.48%	13.36%

(1)                       As of May 19, 2012 and May 21, 2011, taxes receivable were $17 and $7, respectively.  As of May 25, 2013, the Company did not have any taxes receivable.

(2)                       As of May 25, 2013, May 19, 2012 and May 21, 2011, accumulated depreciation and amortization was $14,906, $13,954 and $12,870, respectively.

(3)                       As of May 25, 2013, May 19, 2012 and May 21, 2011, other current liabilities included accrued income taxes of $217, $68 and $221, respectively.  Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  Except as noted below, our critical accounting policies are summarized in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In February 2013, the FASB amended its standards on comprehensive income by requiring disclosure of information about amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  Specifically, the amendment requires disclosure of the effect of significant reclassifications out of AOCI on the respective line items in net income in which the item was reclassified if the amount being reclassified is required to be reclassified to net income in its entirety in the same reporting period.  It requires cross reference to other disclosures that provide additional detail for amounts that are not required to be reclassified in their entirety in the same reporting period.  This new disclosure became effective for us beginning February 3, 2013, and is being adopted prospectively in accordance with the standard.  See Note 9 to the Company’s Consolidated Financial Statements for the Company’s new disclosures related to this amended standard.

In December 2011, the FASB amended its standards related to offsetting assets and liabilities.  This amendment requires entities to disclose both gross and net information about certain instruments and transactions eligible for offset in the statement of financial position and certain instruments and transactions subject to an agreement similar to a master netting agreement.  This information is intended to enable users of the financial statements to understand the effect of these arrangements on our financial position.  The new rules became effective for us on February 3, 2013.  In January 2013, the FASB further amended this standard to limit its scope to derivatives, repurchase and reverse repurchase agreements, securities borrowings and lending transactions.  See Note 7 to the Company’s Consolidated Financial Statements for the Company’s new disclosures related to this amended standard.

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

•                            We expect net earnings per diluted share in the range of $2.73-$2.80 for 2013.  This range reflects the strength of our first quarter results.  This equates to our long-term growth rate of 8% to 11% from our adjusted fiscal 2012 net earnings per diluted share of $2.52, which excludes the UFCW consolidated pension accrual and credit card settlement adjustments in the third quarter of 2012 and the extra week in the fourth quarter of 2012.  We expect the second and third quarter net earnings per diluted share growth rate for 2013 to be at the high end of the 8% to 11% range or above the range primarily because we expect inflation in the second and third quarters of 2013, to be comparable to the second and third quarters of 2012.  We also expect the fourth quarter net earnings per diluted share on a 12-week to 12-week basis to be lower than prior year primarily due to a budgeted LIFO charge of $13 million compared to a LIFO credit of $41 million in the fourth quarter of 2012.

•                            We expect identical supermarket sales growth, excluding fuel sales, of 2.5%-3.5% in 2013.

•                            Our long-term business model seeks to produce annual earnings per diluted share growth averaging 8.0%-11.0%, plus an increased dividend over time that will further enhance shareholder return.

•                            For 2013, we intend to continue to focus on improving sales growth, in accordance with our Customer 1st strategy, by making investments in gross margin and the customer shopping experience.  We expect to finance these investments primarily with operating cost reductions.  We expect FIFO non-fuel operating margins for 2013 to expand slightly compared to 2012, excluding the UFCW consolidated pension plan accrual and the credit card settlement adjustments in 2012.

•                            For 2013, we expect our annualized LIFO charge to be approximately $55 million.  This forecast is based on estimated cost changes for products in our inventory.

•                            For 2013, we expect interest expense to be approximately $430 million.

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

•                            Capital investments reflect our strategy of growth through expansion, filling in targeted existing markets, entering a new market and focusing on productivity increases from our existing store base through remodels.  In addition, we intend to continue our emphasis on self-development and ownership of real estate, and logistics and technology improvements.  Our continued capital spending on technology is focused on improving store operations, logistics, manufacturing procurement, category management, merchandising and buying practices, and is expected to reduce merchandising costs.  We intend to continue using cash flow from operations to finance capital expenditure requirements.  We expect capital investments for 2013 to increase to the range of $2.1-$2.4 billion, excluding acquisitions and purchases of leased facilities.  We also expect capital investments to increase incrementally $200 million each year over the next few years, excluding acquisitions and purchases of leased facilities, to accomplish our strategy.  We expect total food store square footage for 2013 to grow approximately 1.5% before acquisitions and operational closings.

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

•                            Over the next twelve months, we expect to refinance approximately $1.5 billion of debt by issuing additional senior notes to replace our debt that matured in the fourth quarter of 2012 and the first quarter of 2013, and that will mature in the fourth quarter of 2013.  We may use our commercial paper program to fund debt maturities throughout 2013 but do not currently expect to use the program permanently to fund debt maturities.

•                            We have various labor agreements that will be renegotiated in 2013, covering store employees in Dallas, Seattle, Roanoke and Cincinnati.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions.  A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.  In all of these contracts, rising health care and pension costs will continue to be an important issue in negotiations.

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

•                            Our ability to achieve sales, earnings and cash flow goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that fuel costs have on consumer spending; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; the effect of brand prescription drugs going off patent; our ability to retain additional pharmacy sales from third party payors; our results of operations; and the success of our future growth plans.  The extent to which the adjustments we are making to our strategy create value for our shareholders will depend primarily on the reaction of our customers and our competitors to these adjustments, as well as operating conditions, including inflation or deflation, increased competitive activity, and cautious spending behavior of our customers.  Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above.

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

•                            Our capital investments, expected square footage growth, and number of store projects completed over the next fiscal year could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, if our logistics and technology or store projects are not completed on budget or within the time frame projected, or if economic conditions fail to improve, or worsen.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 4.         Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 25, 2013, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended May 25, 2013, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
February 3, 2013 to March 2, 2013	51	$27.86	51	$466
Second four weeks
March 3, 2013 to March 30, 2013	1,650,556	$31.78	1,650,556	$457
Third four weeks
March 31, 2013 to April 27, 2013	2,890,635	$32.81	2,890,635	$448
Fourth four weeks
April 28, 2013 to May 25, 2013	19	$33.68	19	$448
Total	4,541,261	$32.44	4,541,261	$448

(1)                       The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of 2013 contained four 28-day periods.

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

THE KROGER CO.

Dated: June 28, 2013	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: June 28, 2013	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010.

Exhibit 3.2 -	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007.

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