Form 10-Q
period 2013-08-17
KROGER CO
filed 2013-09-24
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 17, 2013

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

There were 520,416,096 shares of Common Stock ($1 par value) outstanding as of September 20, 2013.

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 17, 2013	August 11, 2012	August 17, 2013	August 11, 2012
Sales	$22,722	$21,726	$52,765	$50,791
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	18,087	17,278	41,943	40,374
Operating, general and administrative	3,514	3,391	8,114	7,854
Rent	139	139	328	331
Depreciation	387	383	906	884

Operating profit	595	535	1,474	1,348
Interest expense	99	106	228	247

Earnings before income tax expense	496	429	1,246	1,101
Income tax expense	176	148	442	380

Net earnings including noncontrolling interests	320	281	804	721
Net earnings attributable to noncontrolling interests	3	2	6	3

Net earnings attributable to The Kroger Co.	$317	$279	$798	$718

Net earnings attributable to The Kroger Co. per basic common share	$0.61	$0.52	$1.54	$1.30

Average number of common shares used in basic calculation	515	538	515	548

Net earnings attributable to The Kroger Co. per diluted common share	$0.60	$0.51	$1.52	$1.29

Average number of common shares used in diluted calculation	521	541	520	552

Dividends declared per common share	$0.150	$0.115	$0.300	$0.230

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions and unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 17, 2013	August 11, 2012	August 17, 2013	August 11, 2012
Net earnings including noncontrolling interests	$320	$281	$804	$721

Other comprehensive income
Unrealized gain on available for sale securities, net of income tax(1)	1	—	4	—
Amortization of amounts included in net periodic pension expense, net of income tax(2)	14	13	33	31
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	10	—	(9)	(14)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax	—	—	1	2

Total other comprehensive income	25	13	29	19

Comprehensive income	345	294	833	740
Comprehensive income attributable to noncontrolling interests	3	2	6	3
Comprehensive income attributable to The Kroger Co.	$342	$292	$827	$737

(1)	Amount is net of tax of $2 for the first two quarters of 2013.
(2)

Amount is net of tax of $9 for the second quarter of 2013 and $7 for the second quarter of 2012.  Amount is net of tax of $20 for the first two quarters of 2013 and $19 for the first two quarters of 2012.

(3)	Amount is net of tax of $7 for the second quarter of 2013. Amount is net of tax of $(5) for the first two quarters of 2013 and $(9) for the first two quarters of 2012.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	August 17,	February 2,
	2013	2013
ASSETS
Current assets
Cash and temporary cash investments	$440	$238
Store deposits in-transit	850	955
Receivables	942	1,051
FIFO inventory	6,082	6,244
LIFO reserve	(1,128)	(1,098)
Prepaid and other current assets	332	569
Total current assets	7,518	7,959

Property, plant and equipment, net	15,084	14,849
Goodwill	1,234	1,234
Other assets	636	593

Total Assets	$24,472	$24,635

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$734	$2,734
Trade accounts payable	4,620	4,484
Accrued salaries and wages	1,013	1,017
Deferred income taxes	284	284
Other current liabilities	2,703	2,538
Total current liabilities	9,354	11,057

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	7,159	6,141
Adjustment to reflect fair-value interest rate hedges	(1)	4
Long-term debt including obligations under capital leases and financing obligations	7,158	6,145

Deferred income taxes	782	800
Pension and postretirement benefit obligations	1,205	1,291
Other long-term liabilities	1,125	1,128

Total Liabilities	19,624	20,421

Commitments and contingencies (see Note 8)

SHAREOWNERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 1,000 shares authorized; 959 shares issued in 2013 and 2012	959	959
Additional paid-in capital	3,482	3,451
Accumulated other comprehensive loss	(724)	(753)
Accumulated earnings	10,430	9,787
Common shares in treasury, at cost, 443 shares in 2013 and 445 shares in 2012	(9,309)	(9,237)

Total Shareowners’ Equity - The Kroger Co.	4,838	4,207
Noncontrolling interests	10	7

Total Equity	4,848	4,214

Total Liabilities and Equity	$24,472	$24,635

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Two Quarters Ended
	August 17, 2013	August 11, 2012
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$804	$721
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation	906	884
LIFO charge	30	81
Stock-based employee compensation	47	41
Expense for Company-sponsored pension plans	40	48
Deferred income taxes	(16)	101
Other	40	14
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	105	(113)
Receivables	107	(26)
Inventories	162	198
Prepaid expenses	246	(37)
Trade accounts payable	180	(28)
Accrued expenses	1	136
Income taxes receivable and payable	82	76
Other	(121)	(65)

Net cash provided by operating activities	2,613	2,031

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(1,110)	(985)
Proceeds from sale of assets	7	22
Payments for acquisitions	—	(12)
Other	(34)	(14)

Net cash used by investing activities	(1,137)	(989)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,011	846
Dividends paid	(155)	(128)
Payments on long-term debt	(419)	(894)
Net payments on commercial paper	(1,595)	(10)
Excess tax benefits on stock-based awards	20	1
Proceeds from issuance of capital stock	155	42
Treasury stock purchases	(236)	(871)
Net increase (decrease) in book overdrafts	(40)	30
Other	(15)	(8)

Net cash used by financing activities	(1,274)	(992)

Net increase in cash and temporary cash investments	202	50

Cash and temporary cash investments:
Beginning of year	238	188
End of quarter	$440	$238

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,110)	$(985)
Payments for lease buyouts	19	19
Changes in construction-in-progress payables	(56)	(17)
Total capital investments, excluding lease buyouts	$(1,147)	$(983)

Disclosure of cash flow information:
Cash paid during the year for interest	$225	$221
Cash paid during the year for income taxes	$349	$222

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 28, 2012	959	$959	$3,427	398	$(8,132)	$(844)	$8,571	$(15)	$3,966
Issuance of common stock:
Stock options exercised	—	—	—	(2)	42	—	—	—	42
Restricted stock issued	—	—	(56)	(2)	38	—	—	—	(18)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	36	(824)	—	—	—	(824)
Stock options exchanged	—	—	—	2	(47)	—	—	—	(47)
Share-based employee compensation	—	—	41	—	—	—	—	—	41
Other comprehensive gain net of income tax of $10	—	—	—	—	—	19	—	—	19
Other	—	—	14	—	(10)	—	—	14	18
Cash dividends declared ($0.23 per common share)	—	—	—	—	—	—	(125)	—	(125)
Net earnings including noncontrolling interests	—	—	—	—	—	—	718	3	721

Balances at August 11, 2012	959	$959	$3,426	432	$(8,933)	$(825)	$9,164	$2	$3,793

Balances at February 2, 2013	959	$959	$3,451	445	$(9,237)	$(753)	$9,787	$7	$4,214
Issuance of common stock:
Stock options exercised	—	—	—	(7)	155	—	—	—	155
Restricted stock issued	—	—	(57)	(2)	25	—	—	—	(32)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	1	(21)	—	—	—	(21)
Stock options exchanged	—	—	—	6	(215)	—	—	—	(215)
Share-based employee compensation	—	—	47	—	—	—	—	—	47
Other comprehensive gain net of income tax of $17	—	—	—	—	—	29	—	—	29
Other	—	—	41	—	(16)	—	—	(3)	22
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	—	(155)	—	(155)
Net earnings including noncontrolling interests	—	—	—	—	—	—	798	6	804

Balances at August 17, 2013	959	$959	$3,482	443	$(9,309)	$(724)	$10,430	$10	$4,848

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The unaudited information in the Consolidated Financial Statements for the second quarter and the two quarters ended August 17, 2013 and August 11, 2012, includes the results of operations of the Company for the 12 and 28-week periods then ended.

2.              STOCK OPTION PLANS

The Company recognized total stock-based compensation of $23 and $17 in the second quarters ended August 17, 2013 and August 11, 2012, respectively.  The Company recognized total stock-based compensation of $47 and $41 in the first two quarters of 2013 and 2012, respectively.  These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

The Company grants options for common shares (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the shares at the date of grant.  In addition to stock options, the Company awards restricted stock to employees and its non-employee directors under various plans.  Equity awards may be made once each quarter on a predetermined date.  It has been the Company’s practice to make a general annual grant to employees, which occurred in the second quarter of 2013.  Special grants may be made in the other three quarters.  Grants to non-employee directors occur on the same date that the general annual grant to employees occurs.

Stock options granted in the first two quarters of 2013 expire 10 years from the date of grant and vest between one year and five years from the date of grant. Restricted stock awards granted in the first two quarters of 2013 have restrictions that lapse between one year and five years from the date of the awards.  All grants and awards become immediately exercisable, in the case of options, and restrictions lapse, in the case of restricted stock, upon certain changes of control of the Company.

Changes in equity awards outstanding under the plans are summarized below.

Stock Options

	Shares subject to option	Weighted-average exercise price
Outstanding, February 2, 2013	26.5	$22.61
Granted	4.1	$37.63
Exercised	(7.0)	$22.30
Canceled or Expired	(0.1)	$23.85

Outstanding, August 17, 2013	23.5	$25.32

Restricted Stock

	Restricted shares outstanding	Weighted-average grant-date fair value
Outstanding, February 2, 2013	4.3	$22.67
Granted	2.6	$37.56
Vested	(2.4)	$22.85
Forfeited	(0.1)	$23.93

Outstanding, August 17, 2013	4.4	$31.27

The weighted-average fair value of stock options granted during the first two quarters of 2013 and 2012, was $8.97 and $4.37, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.  The increase in the fair value of the stock options granted during the first two quarters of 2013, compared to the first two quarters of 2012, resulted primarily from an increase in the Company’s share price, which decreased the expected dividend yield and an increase in the weighted average risk-free interest rate.

The following table reflects the weighted average assumptions used for grants awarded to option holders:

	2013	2012
Risk-free interest rate	1.87%	0.97%
Expected dividend yield	1.82%	2.49%
Expected volatility	26.34%	26.48%
Expected term	6.8 Years	6.9 Years

3.              DEBT OBLIGATIONS

Long-term debt consists of:

	August 17,		February 2,
	2013		2013
2.20% to 8.00% Senior Notes due through 2043	$7,186		$6,587
5.00% to 12.75% Mortgages due in varying amounts through 2034	69		60
0.40% to 0.45% Commercial paper borrowings due through September 2013	50		1,645
Other	186		184

Total debt, excluding capital leases and financing obligations	7,491		8,476

Less current portion	(699)		(2,700)

Total long-term debt, excluding capital leases and financing obligations	$6,792	$	$5,776

In the first quarter of 2013, the Company repaid $400 of senior notes bearing an interest rate of 5.00% upon their maturity.

In the second quarter of 2013, the Company issued $600 of senior notes due in fiscal year 2023 bearing an interest rate of 3.85% and $400 of senior notes due in fiscal year 2043 bearing an interest rate of 5.15%.

In the first two quarters of 2013, the Company decreased the amount of commercial paper borrowings outstanding by $1,595.

4.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the second quarters of 2013 and 2012.

	Second Quarter Ended
	Pension Benefits		Other Benefits
	August 17, 2013	August 11, 2012	August 17, 2013	August 11, 2012
Components of net periodic benefit cost:
Service cost	$8	$9	$4	$4
Interest cost	35	35	4	4
Expected return on plan assets	(52)	(48)	—	—
Amortization of:
Prior service cost	—	—	(1)	(1)
Actuarial loss	24	21	—	—

Net periodic benefit cost	$15	$17	$7	$7

The following table provides the components of net periodic benefit costs for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first two quarters of 2013 and 2012.

	Two Quarters Ended
	Pension Benefits		Other Benefits
	August 17, 2013	August 11, 2012	August 17, 2013	August 11, 2012
Components of net periodic benefit cost:
Service cost	$23	$25	$9	$9
Interest cost	83	84	9	9
Expected return on plan assets	(121)	(113)	—	—
Amortization of:
Prior service cost	—	—	(2)	(2)
Actuarial loss	55	52	—	—

Net periodic benefit cost	$40	$48	$16	$16

The Company contributed $100 to its Company-sponsored defined benefit pension plans in the first quarter of 2013.  The Company did not make any contributions in the second quarter of 2013 and does not expect to make any additional contributions in 2013.

The Company contributed $80 and $77 to employee 401(k) retirement savings accounts in the first two quarters of 2013 and 2012, respectively.

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

	Second Quarter Ended			Second Quarter Ended
	August 17, 2013			August 11, 2012
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$315	515	$0.61	$277	538	$0.52
Dilutive effect of stock options		6			3

Net earnings attributable to The Kroger Co. per diluted common share	$315	521	$0.60	$277	541	$0.51

	Two Quarters Ended			Two Quarters Ended
	August 17, 2013			August 11, 2012
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$791	515	$1.54	$713	548	$1.30
Dilutive effect of stock options		5			4

Net earnings attributable to The Kroger Co. per diluted common share	$791	520	$1.52	$713	552	$1.29

The Company had combined undistributed and distributed earnings to participating securities totaling $2 in the second quarter of 2013 and $2 in the second quarter of 2012.  For the first two quarters of 2013 and 2012, the Company had combined undistributed and distributed earnings to participating securities of $7 and $5, respectively.

The Company had options outstanding for approximately 2 and 16 shares during the second quarters of 2013 and 2012, respectively, that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.  The Company had options outstanding for approximately 1 shares in the first two quarters of 2013 and 13 shares in the first two quarters of 2012 that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

6.              RECENTLY ADOPTED ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board (“FASB”) amended its standards on comprehensive income by requiring disclosure of information about amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  Specifically, the amendment requires disclosure of the effect of significant reclassifications out of AOCI on the respective line items in net income in which the item was reclassified if the amount being reclassified is required to be reclassified to net income in its entirety in the same reporting period.  It requires cross reference to other disclosures that provide additional detail for amounts that are not required to be reclassified in their entirety in the same reporting period.  This new disclosure became effective for the Company beginning February 3, 2013, and is being adopted prospectively in accordance with the standard.  See Note 11 to the Company’s Consolidated Financial Statements for the Company’s new disclosures related to this amended standard.

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

7.              RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the FASB amended Accounting Standards Codification (“ASC”) 740, “Income Taxes.” The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis.  Early adoption is permitted. The Company does not expect the adoption of these amendments to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Fair Value Interest Rate Swaps

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of August 17, 2013 and February 2, 2013.

	August 17, 2013		February 2, 2013
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$100	$—	$475	$—
Number of contracts	2	—	6	—
Duration in years	5.41	—	1.41	—
Average variable rate	5.85%	—	3.29%	—
Average fixed rate	6.80%	—	5.38%	—
Maturity	December 2018		Between April 2013 and December 2018

During the first quarter of 2013, four of the Company’s fair value swaps, with a notional amount aggregating $375, matured.

The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in current income as “Interest expense.”  These gains and losses for the second quarters and first two quarters of 2013 and 2012 were as follows:

	Second Quarter Ended
	August 17, 2013		August 11, 2012
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$(3)	$2	$(4)	$1

	Two Quarters Ended
	August 17, 2013		August 11, 2012
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$(5)	$5	$(14)	$9

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
Derivatives Designated as Fair Value Hedging Instruments	August 17, 2013	February 2, 2013	Balance Sheet Location
Interest Rate Hedges	$(4)	$1	(Other Long-Term Liabilities)/Other Assets

Cash Flow Forward-Starting Interest Rate Swaps

As of August 17, 2013, the Company had 5 forward-starting interest rate swap agreements with maturity dates of January 2014 with an aggregate notional amount totaling $250.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt in fiscal year 2013.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of August 17, 2013, the fair value of the interest rates swaps was recorded in other assets for $23 and accumulated other comprehensive income (“AOCI”) for $14 net of tax.

As of February 2, 2013, the Company had 17 forward-starting interest rate swap agreements with maturity dates between April 2013 and January 2014 with an aggregate notional amount totaling $850.  In 2012, the Company entered into 7 of these forward-starting interest rate swap agreements with an aggregate notional amount totaling $350.  The Company entered into the forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt in fiscal year 2013.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of February 2, 2013, the fair value of the interest rates swaps was recorded in other assets and other long-term liabilities for $14 and $9, respectively, and AOCI and accumulated other comprehensive loss for $9 net of tax and $6 net of tax, respectively.

During the first quarter of 2013, the Company terminated 12 forward-starting interest rate swap agreements with maturity dates of April 2013 with an aggregate notional amount totaling $600.  In addition, in the first quarter of 2013, the Company entered into and terminated 7 forward-starting interest rate swap agreements with an aggregate notional amount totaling $600.  These 19 forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on $600 of fixed-rate debt that the Company anticipated issuing at the time.  As discussed in Note 3, the Company issued $1,000 of senior notes in the second quarter of 2013.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $32, $20 net of tax, is deferred in accumulated other comprehensive loss and will be amortized to earnings as interest payments are made on the related debt.

The following tables summarize the effect of the Company’s derivative instruments designated as cash flow hedges for the second quarters and first two quarters of 2013 and 2012:

	Second Quarter Ended
	Amount of Gain/(Loss) in AOCI on Derivatives (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	August 17, 2013	August 11, 2012	August 17, 2013	August 11, 2012	Reclassified into Income (Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(22)	$(42)	$—	$—	Interest expense

*The amounts of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges.

	Two Quarters Ended
	Amount of Gain/(Loss) in AOCI on Derivatives (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	August 17, 2013	August 11, 2012	August 17, 2013	August 11, 2012	Reclassified into Income (Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(22)	$(42)	$(1)	$(2)	Interest expense

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

Collateral is generally not required of the counterparties or of the Company under these master netting agreements. As of August 17, 2013 and February 2, 2013, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of these master netting agreements on the Company’s derivative balances upon an event of default or termination event is as follows as of August 17, 2013 and February 2, 2013:

August 17, 2013

			Net Amount	Gross Amounts Not Offset in the
		Gross Amounts Offset	Presented in the	Statement of Financial Position
	Gross Amount Recognized	in the Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Assets
Cash Flow Forward-Starting Interest Rate Swaps	$23	$—	$23	$—	$—	$23

Liabilities
Fair Value Interest Rate Swaps	$4	$—	$4	$—	$—	$4

February 2, 2013

			Net Amount	Gross Amounts Not Offset in the
		Gross Amounts Offset	Presented in the	Statement of Financial Position
	Gross Amount Recognized	in the Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Assets
Cash Flow Forward-Starting Interest Rate Swaps	$16	$(2)	$14	$—	$—	$14
Fair Value Interest Rate Swaps	1	—	1	—	—	1
Total	$17	$(2)	$15	$—	$—	$15

Liabilities
Cash Flow Forward-Starting Interest Rate Swaps	$11	$(2)	$9	$—	$—	$9

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at August 17, 2013 and February 2, 2013:

August 17, 2013 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$34	$—	$—	$34
Warrants	—	15	—	15
Long-Lived Assets	—	—	10	10
Interest Rate Hedges	—	19	—	19
Total	$34	$34	$10	$78

February 2, 2013 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$8	$—	$20	$28
Long-Lived Assets	—	—	8	8
Interest Rate Hedges	—	6	—	6
Total	$8	$6	$28	$42

In the first quarter of 2013, one of the Company’s available-for-sale securities began trading in an active market.  Because of this, the Company transferred the $20 fair value of securities from a Level 3 asset to a Level 1 asset in the first quarter of 2013.  In the first two quarters of 2013, unrealized gains on the Level 1 available-for-sale securities totaled $6.

The Company values warrants using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model is classified as a Level 2 input.

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets, and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended February 2, 2013 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended February 2, 2013 for further discussion of the Company’s policies regarding the valuation of long-lived assets and store lease exit costs.  For the first two quarters of 2013, long-lived assets with a carrying amount of $35 were written down to their fair value of $10 resulting in an impairment charge of $25.  For the first two quarters of 2012, long-lived assets with a carrying amount of $12 were written down to their fair value of $3 resulting in an impairment charge of $9.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based on the net present value of the future cash flow using the forward interest rate yield curve in effect at August 17, 2013, and February 2, 2013, which is a Level 3 measurement technique.  At August 17, 2013, the fair value of total debt was $8,060 compared to a carrying value of $7,491.  At February 2, 2013, the fair value of total debt was $9,339 compared to a carrying value of $8,476.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Other Assets

The fair values of these other assets were estimated based on quoted market prices for those or similar assets, or estimated cash flows, if appropriate.  At August 17, 2013, and February 2, 2013, the carrying and fair value of other assets for which fair value is determinable was $43 and $44, respectively.

11.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first two quarters of 2013:

	Cash Flow Hedging Activities(1)	Available for sale Securities(1)	Pension and Postretirement Defined Benefit Plans(1)	Total(1)
Balance at February 2, 2013	$(14)	$7	$(746)	$(753)
OCI before reclassifications(2)	(9)	4	—	(5)
Amounts reclassified out of AOCI	1	—	33	34
Net current-period OCI	(8)	4	33	29
Balance at August 17, 2013	$(22)	$11	$(713)	$(724)

(1) All amounts are net of tax.

(2) Net of tax of $(5) and $2 for cash flow hedging activities and available for sale securities, respectively.

The following table represents the items reclassified out of AOCI and the related tax effects for the second quarter and first two quarters of 2013:

	Second Quarter Ended August 17, 2013	Two Quarters Ended August 17, 2013
Gains on cash flow hedging activities
Amortization of unrealized gains and losses on cash flow hedging activities(1)	$—	$1
Tax (expense) / benefit	—	—
Net of tax	—	1

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(2)	23	53
Tax expense	(9)	(20)
Net of tax	14	33
Total reclassifications, net of tax	$14	$34

(1) Reclassified from AOCI into interest expense.

(2) Reclassified from AOCI into merchandise costs and operating, general and administrative expense.  These components are included in the computation of net periodic pension expense (see Note 4 to the Company’s Consolidated Financial Statements for additional details).

12.  INCOME TAXES

The effective income tax rate was 35.5% and 34.5% for the second quarters of 2013 and 2012, respectively.  The effective income tax rate was 35.5% and 34.5% for the first two quarters of 2013 and 2012, respectively.  The effective income tax rate of 35.5% for the second quarter and first two quarters of 2013 differed from the federal statutory rate primarily due to the effect of state income taxes, partially offset by the effect of federal credits and the domestic manufacturing deduction.  The effective income tax rate of 34.5% for the second quarter and the first two quarters of 2012 differed from the federal statutory rate primarily due to the favorable resolution of certain tax issues, the effect of federal credits and the domestic manufacturing deduction, partially offset by the effect of state income taxes.

Subsequent to the end of the second quarter of 2013, final and proposed tax regulations relating to the treatment of tangible assets were released by the Internal Revenue Service.  These new regulations apply to tax years beginning on or after January 1, 2014.  The Company is reviewing the potential effect of the regulations.

13.  POTENTIAL MERGER

During the second quarter, the Company announced that it had entered into a merger agreement with Harris Teeter Supermarkets, Inc. under which the Company will purchase all outstanding shares of Harris Teeter Supermarkets, Inc. for approximately $2,500 in cash.  In the second quarter of 2013, the Company also entered into an unsecured bridge loan agreement (the “Bridge Loan Agreement”) to provide an additional source of financing, if necessary, to fund a portion of the merger with Harris Teeter. The Bridge Loan Agreement provides the Company the ability to borrow, based on certain conditions, including the consummation of the Harris Teeter merger, up to $850, and matures 364 days after closing.

Borrowings under the Bridge Loan Agreement would bear interest at the three-month LIBOR rate plus an applicable margin determined by the Company’s credit ratings, as determined by S&P and Moody’s.  The applicable margin will also increase by 25 basis points every 90 days after funding. The Company will also pay a funding fee to each lender equal to 0.5% of such lender’s loan advance on the closing date of the financing, and duration fees on any loan amounts still outstanding of 0.5%, 0.75% and 1.0% on each of the 90th, 180th and 270th day, respectively, following the closing of the Harris Teeter merger.  The Company also will pay an annual ticking fee of 0.15% of the amount the lenders have committed, regardless of whether any borrowings are made under the Bridge Loan Agreement.  The Bridge Loan Agreement contains covenants, which, among other things, require the maintenance of a leverage ratio of not greater than 3.50:1.00 and a fixed charge coverage ratio of not less than 1.70:1.00.  The covenants and representations and warranties in the Bridge Loan Agreement are substantially the same as those contained in the existing $2,000 unsecured revolving credit facility.

The Company may repay borrowings under the Bridge Loan Agreement in whole or in part at any time without premium or penalty.  The Bridge Loan Agreement is not guaranteed by the Company’s subsidiaries.

The merger is expected to close during the fourth quarter of calendar year 2013, subject to certain customary closing conditions.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Second quarter 2013 total sales were $22.7 billion compared with $21.7 billion for the same period of 2012.  This increase was attributable to identical supermarket sales increases, increased fuel gallon sales and an increase in the average retail fuel price.  Identical supermarket sales without fuel increased 3.3% in the second quarter of 2013, compared to the second quarter of 2012, primarily due to an increase in the number of households shopping with us, an increase in the average sale per customer and product cost inflation.  Every supermarket store department and operating division had positive identical sales.  This marks positive identical supermarket sales growth for 39 consecutive quarters.  Total sales for the first two quarters of 2013 were $52.8 billion compared to $50.8 billion for the same period of 2012.  This increase was attributable to identical supermarket sales increases and increased fuel gallon sales.  Identical supermarket sales without fuel increased 3.3% in the first two quarters of 2013, compared to the same period in 2012, primarily due to an increase in the number of households shopping with us, an increase in the average sale per customer and product cost inflation.  Our Customer 1st strategy continues to deliver solid results.

For the second quarter of 2013, net earnings totaled $317 million, or $0.60 per diluted share, compared to $279 million, or $0.51 per diluted share for the same period of 2012.  The increase in net earnings for the second quarter of 2013, compared to the second quarter of 2012, resulted primarily from an increase in non-fuel First-In, First Out (“FIFO”) operating profit, a decrease in the Last-In, First-Out (“LIFO”) charge and an increase in earnings from our fuel operations, offset partially by a higher effective tax rate.  The increase in non-fuel operating profit for the second quarter of 2013, compared to the second quarter of 2012, resulted primarily from the benefit of increased supermarket sales, effective cost controls and productivity improvements, offset partially by continued investments in lower prices for our customers.  For the first two quarters of 2013, net earnings totaled $798 million, or $1.52 per diluted share, compared to $718 million, or $1.29 per diluted share for the same period of 2012.  The increase in our net earnings for the first two quarters of 2013, compared to the same period in 2012, resulted primarily from an increase in non-fuel FIFO operating profit and a decrease in the LIFO charge, offset partially by an increase in our effective tax rate.  The increase in non-fuel FIFO operating profit for the first two quarters of 2013, compared to the first two quarters of 2012, resulted primarily from the benefit of increased supermarket sales, effective cost controls and productivity improvements, offset partially by continued investments in lower prices for our customers. Earnings from our fuel operations remained consistent in the first two quarters of 2013, compared to the same period in 2012.

Based on our results for the first two quarters of 2013, the company has maintained its guidance for net earnings per diluted share for fiscal year 2013.  Please refer to the “Outlook” section for more information on our expectations.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $317 million for the second quarter of 2013, an increase of 13.6% from net earnings of $279 million for the second quarter of 2012.  The increase in our net earnings for the second quarter of 2013, compared to the second quarter of 2012, resulted primarily from an increase in non-fuel FIFO operating profit, a decrease in the LIFO charge and an increase in earnings from our fuel operations, offset partially by a higher effective tax rate.  The increase in non-fuel FIFO operating profit for the second quarter of 2013, compared to the second quarter of 2012, resulted primarily from the benefit of increased supermarket sales, effective cost controls and productivity improvements, offset partially by continued investments in lower prices for our customers.

Net earnings totaled $798 million for the first two quarters of 2013, an increase of 11.1% from net earnings of $718 million for the first two quarters of 2012.  The increase in our net earnings for the first two quarters of 2013, compared to the same period in 2012, resulted primarily from an increase in non-fuel FIFO operating profit and a decrease in the LIFO charge, offset partially by an increase in our effective tax rate.  Earnings from our fuel operations remained consistent in the first two quarters of 2013, compared to the same period in 2012.  The increase in non-fuel operating profit for the first two quarters of 2013, compared to the same period in 2012, resulted primarily from the benefit of increased supermarket sales, effective cost controls and productivity improvements, partially offset by continued investments in lower prices for our customers.

Net earnings of $0.60 per diluted share for the second quarter of 2013 represented an increase of 17.6% over net earnings of $0.51 per diluted share for the second quarter of 2012.  Net earnings per diluted share increased in the second quarter of 2013, compared to the second quarter of 2012, due to increased net earnings and the repurchase of 24 million common shares over the past four quarters resulting in a lower weighted average number of shares outstanding.

Net earnings of $1.52 per diluted share for the first two quarters of 2013 represented an increase of 17.8% over net earnings of $1.29 per diluted share for the first two quarters of 2012.  Net earnings per diluted share increased in the first two quarters of 2013, compared to the first two quarters of 2012, due to increased net earnings and the repurchase of 24 million common shares over the past four quarters resulting in a lower weighted average number of shares outstanding.

Sales

Total Sales

(in millions)

	Second Quarter Ended				Two Quarters Ended
	August 17, 2013	Percentage Increase	August 11, 2012	Percentage Increase(2)	August 17, 2013	Percentage Increase	August 11, 2012	Percentage Increase(3)
Total supermarket sales without fuel	$17,504	3.6%	$16,890	3.8%	$40,775	3.6%	$39,350	4.1%
Fuel sales	4,565	7.4%	4,249	4.2%	10,532	4.1%	10,122	8.7%
Other sales(1)	653	11.2%	587	4.1%	1,458	10.5%	1,319	5.0%

Total sales	$22,722	4.6%	$21,726	3.9%	$52,765	3.9%	$50,791	5.0%

(1)         Other sales primarily relate to sales by convenience stores, excluding fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; and in-store health clinics.

(2)         This column represents the percentage increase in the second quarter of 2012, compared to the second quarter of 2011.

(3)         This column represents the percentage increase in the first two quarters of 2012, compared to the first two quarters of 2011.

The increase in total sales for the second quarter of 2013, compared to the second quarter of 2012, was primarily the result of our identical supermarket sales increase, excluding fuel, of 3.3% and an increase in fuel sales of 7.4%.  The increase in total supermarket sales without fuel for the second quarter of 2013, compared to the second quarter of 2012, was primarily due to an identical supermarket sales increase, excluding fuel, of 3.3%.  Total fuel sales increased 7.4% in the second quarter of 2013, compared to the second quarter of 2012, primarily due to an increase in fuel gallons sold of 4.9% and an increase in the average retail fuel price of 2.4%.  Identical supermarket sales, excluding fuel for the second quarter of 2013, compared to the second quarter of 2012, increased primarily due to an increase in the number of households shopping with us, an increase in the average sale per customer and product cost inflation.

The increase in total sales for the first two quarters of 2013, compared to the same period of 2012, was primarily the result of our identical supermarket sales increase, excluding fuel, of 3.3% and an increase of fuel sales of 4.1%.  The increase in total supermarket sales without fuel for the first two quarters of 2013, compared to the same period of 2012, was primarily due to identical supermarket sales increase, excluding fuel, of 3.3%.  Fuel sales increased 4.1% in the first two quarters of 2013, compared to the same period of 2012, primarily due to an increase in fuel gallons sold of 5.0%, partially offset by a decrease in the average retail fuel price of 0.9%.  Identical supermarket sales, excluding fuel for the first two quarters of 2013, compared to the first two quarters of 2012, increased primarily due to an increase in the number of households shopping with us, an increase in the average sale per customer and product cost inflation.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented below to calculate percentage changes for the second quarter and the first two quarters of 2013.

Identical Supermarket Sales

($ in millions)

	Second Quarter
	August 17, 2013	Percentage Increase	August 11, 2012	Percentage Increase(1)
Including fuel centers	$20,287	4.0%	$19,512	3.6%
Excluding fuel centers	$16,846	3.3%	$16,310	3.6%

(1)   This column represents the percentage increase in identical supermarket sales in the second quarter of 2012, compared to the second quarter of 2011.

Identical Supermarket Sales

($ in millions)

	Two Quarters Ended
	August 17, 2013	Percentage Increase	August 11, 2012	Percentage Increase(1)
Including fuel centers	$47,232	3.3%	$45,708	4.7%
Excluding fuel centers	$39,258	3.3%	$38,010	3.9%

(1)   This column represents the percentage increase in identical supermarket sales in the first two quarters of 2012, compared to the first two quarters of 2011.

Gross Margin and FIFO Gross Margin

Our gross margin rate was 20.40% for the second quarter of 2013, as compared to 20.47% for the second quarter of 2012.  Our gross margin rate for the first two quarters of 2013 was 20.51%.  The gross margin rate for the first two quarters of 2013 was unchanged when compared to the same period of 2012.  The decrease in the second quarter of 2013, compared to the second quarter of 2012, resulted primarily from increased fuel sales, continued investments in lower prices for our customers, increased shrink and advertising costs as a percentage of sales, offset partially by a decrease in the LIFO charge.  Retail fuel sales lower our gross margin rate due to the very low gross margin on retail fuel sales as compared to non-fuel sales.

We calculate FIFO gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the LIFO charge.  Our LIFO charge was $13 million for the second quarter of 2013 and $35 million for the second quarter of 2012, as discussed below.  Our LIFO charge was $30 million for the first two quarters of 2013 and $81 million for the first two quarters of 2012.  FIFO gross margin is a non-generally accepted accounting principle (“non-GAAP”) financial measure and should not be considered as an alternative to gross margin or any other generally accepted accounting principle (“GAAP”) measure of performance.  FIFO gross margin should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

Our FIFO gross margin rate was 20.46% for the second quarter of 2013, as compared to 20.63% for the second quarter of 2012.  Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our second quarter 2013 FIFO gross margin rate decreased 11 basis points, as a percentage of sales, compared to the second quarter of 2012.  This decrease in the second quarter of 2013, compared to the second quarter of 2012, was primarily from increased shrink and advertising costs as a percentage of sales and continued investments in lower prices for our customers.

Our FIFO gross margin rate was 20.57% for the first two quarters of 2013, as compared to 20.67% for the first two quarters of 2012.  Excluding the effect of retail fuel operations, as a percentage of sales, our FIFO gross margin rate decreased 13 basis points for the first two quarters of 2013, compared to the first two quarters of 2012.  This decrease in the first two quarters of 2013, compared to the first two quarters of 2012, resulted primarily from increased shrink and advertising costs as a percentage of sales and continued investments in lower prices for our customers.

LIFO Charge

The LIFO charge was $13 million in the second quarter of 2013 and $35 million in the second quarter of 2012.  The LIFO charge decreased in the second quarter of 2013, compared to the second quarter of 2012, primarily due to our lower expected year end product cost inflation in most major categories for 2013 compared to 2012.

The LIFO charge was $30 million in the first two quarters of 2013 and $81 million in the first two quarters of 2012.  The LIFO charge decreased in the first two quarters of 2013, compared to the first two quarters of 2012, primarily due to our lower expected year end product cost inflation in most major categories for 2013 compared to 2012.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, decreased 14 basis points to 15.47% for the second quarter of 2013 from 15.61% for the second quarter of 2012, primarily due to the benefit of increased supermarket sales, increased fuel sales, effective cost controls and productivity improvements.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel, decreased seven basis points in the second quarter of 2013, compared to the second quarter of 2012.  This decrease in our OG&A rate, as a percentage of sales excluding the effect of fuel, resulted primarily from increased supermarket sales, productivity improvements and effective cost controls.

OG&A expenses, as a percentage of sales, decreased eight basis points to 15.38% for the first two quarters of 2013 from 15.46% for the first two quarters of 2012.  This decrease in our OG&A rate resulted primarily from increased supermarket sales, productivity improvements and effective cost controls.  OG&A expenses, as a percentage of sales excluding fuel, decreased 12 basis points in the first two quarters of 2013 compared to the first two quarters of 2012.  This decrease in our OG&A rate, as a percentage of sales excluding the effect of fuel, resulted primarily from increased supermarket sales, productivity improvements and effective cost controls.

Rent Expense

Rent expense was $139 million, or 0.61% of sales, for the second quarter of 2013, compared to $139 million, or 0.64% of sales, for the second quarter of 2012.  For the first two quarters of 2013, rent expense was $328 million, or 0.62% of sales, compared to $331 million, or 0.65% of sales, in the first two quarters of 2012.  Rent expense, as a percentage of sales excluding fuel, decreased four basis points in the second quarter of 2013 compared to the second quarter of 2012.  Rent expense, as a percentage of sales excluding fuel, decreased 4 basis points in the first two quarters of 2013 compared to the first two quarters of 2012.  These decreases in rent expense, as a percentage of sales both including and excluding fuel, primarily reflect our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.

Depreciation Expense

Depreciation expense was $387 million, or 1.70% of total sales, for the second quarter of 2013 compared to $383 million, or 1.76% of total sales, for the second quarter of 2012.  The increase in depreciation expense, in total dollars, was the result of additional depreciation on capital investments, including acquisitions and lease buyouts of $2.2 billion, during the rolling four quarter period ending with the second quarter of 2013.  The decrease in depreciation expense for the second quarter of 2013, compared to the second quarter of 2012, as a percentage of sales, was primarily due to the benefit of increased supermarket sales.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, decreased six basis points in the second quarter of 2013, compared to the same period of 2012.

Depreciation expense was $906 million, or 1.72% of total sales, for the first two quarters of 2013 compared to $884 million, or 1.74% of total sales, for the first two quarters of 2012.  The increase in depreciation expense, in total dollars, was the result of additional depreciation on capital investments, including acquisitions and lease buyouts of $2.2 billion, during the rolling four quarter period ending with the second quarter of 2013.  The decrease in depreciation expense for the first two quarters of 2013, compared to the first two quarters of 2012, as a percentage of sales, was primarily due to the benefit of increased supermarket sales.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, decreased three basis points in the first two quarters of 2013, compared to the same period of 2012.

Operating Profit and FIFO Operating Profit

Operating profit was $595 million, or 2.62% of sales, for the second quarter of 2013, compared to $535 million, or 2.46% of sales, for the second quarter of 2012.  Operating profit was $1.5 billion, or 2.79% of sales, for the first two quarters of 2013, compared to $1.3 billion, or 2.66% of sales, for the first two quarters of 2012.  Operating profit, as a percentage of sales, increased 16 basis points in the second quarter of 2013, compared to the second quarter of 2012, primarily due to improvements in operating, general and administrative expenses, rent and depreciation, offset partially by increased shrink and advertising costs, continued investments in lower prices for our customers and increased fuel sales.  Operating profit, as a percentage of sales, increased 13 basis points in the first two quarters of 2013, compared to the first two quarters of 2012, primarily due to improvements in operating, general and administrative expenses, rent and depreciation, offset partially by continued investments in lower prices for our customers and increased shrink and advertising costs.

We calculate FIFO operating profit as operating profit excluding the LIFO charge.  FIFO operating profit is a non-GAAP financial measure and should not be considered as an alternative to operating profit or any other GAAP measure of performance.  FIFO operating profit should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO operating profit is an important measure used by management to evaluate operational effectiveness.  Management believes FIFO operating profit is a useful metric to investors and analysts because it measures our day-to-day operational effectiveness. Since fuel discounts are earned based on in-store purchases, fuel operating profit does not include fuel discounts, which are allocated to our non-fuel supermarket departments.  We also derive operating, general and administrative expenses, rent and depreciation and amortization through the use of estimated allocations in the calculation of fuel operating profit.

FIFO operating profit was $608 million, or 2.67% of sales, for the second quarter of 2013, compared to $570 million, or 2.62% of sales, for the second quarter of 2012.  Retail fuel sales lower our FIFO operating profit rate due to the very low FIFO operating profit rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  FIFO operating profit, excluding fuel, was $519 million, or 2.86% of sales, for the second quarter of 2013, compared to $490 million, or 2.80% of sales, for the second quarter of 2012.  FIFO operating profit, as a percentage of sales excluding fuel, increased six basis points in the second quarter of 2013, compared to the second quarter of 2012 primarily due to improvements in operating, general and administrative expenses, rent and depreciation, as a percentage of sales, offset partially by increased shrink and advertising costs and continued investments in lower prices for our customers.

FIFO operating profit was $1.5 billion, or 2.85% of sales, for the first two quarters of 2013, compared to $1.4 billion, or 2.81% of sales, for the first two quarters of 2012.  FIFO operating profit, excluding fuel, was $1.4 billion, or 3.29% of sales, for the first two quarters of 2013, compared to $1.3 billion, or 3.23% of sales, for the first two quarters of 2012.  FIFO operating profit, as a percentage of sales excluding fuel, increased six basis points in the first two quarters of 2013, compared to the first two quarters of 2012, primarily due to improvements in operating, general and administrative expenses, rent and depreciation, as a percentage of sales, offset by continued investments in lower prices for our customers, increased shrink and advertising costs.

The following table provides a reconciliation of operating profit to FIFO operating profit and FIFO operating profit, excluding fuel, for the second quarters and first two quarters of 2013 and 2012:

	Second Quarter Ended				Two Quarters Ended
	August 17, 2013	2013 Percentage of Sales	August 11, 2012	2012 Percentage of Sales	August 17, 2013	2013 Percentage of Sales	August 11, 2012	2012 Percentage of Sales
Sales	$22,722		$21,726		$52,765		$50,791
Fuel sales	4,565		4,249		10,532		10,122

Sales excluding fuel	$18,157		$17,477		$42,233		$40,669

Operating profit	$595	2.62%	$535	2.46%	$1,474	2.79%	$1,348	2.65%
LIFO charge	13	0.06%	35	0.16%	30	0.06%	81	0.16%

FIFO operating profit	608	2.67%	570	2.62%	1,504	2.85%	1,429	2.81%
Fuel operating profit	89	1.95%	80	1.88%	113	1.07%	115	1.14%

FIFO operating profit excluding fuel	$519	2.86%	$490	2.80%	$1,391	3.29%	$1,314	3.23%

Percentages may not sum due to rounding.

Interest Expense

Net interest expense was $99 million, or 0.43% of total sales, in the second quarter of 2013 and $106 million, or 0.49% of total sales, in the second quarter of 2012.  For the first two quarters of 2013, net interest expense was $228 million, or 0.43% of total sales, in 2013 and $247 million, or 0.49% of total sales, in the first two quarters of 2012.  The decrease in net interest expense for the second quarter of 2013, compared to the second quarter of 2012, resulted primarily from a decrease in total debt, due to a reduction of commercial paper, and a lower weighted average interest rate.  The decrease in net interest expense for the first two quarters of 2013, when compared to the same period of 2012, resulted primarily from a decrease in a lower weighted average interest rate, offset partially by a reduced benefit from interest rate swaps.

Income Taxes

Our effective income tax rate was 35.5% and 34.5% for the second quarters of 2013 and 2012, respectively.  Our effective income tax rate was 35.5% and 34.5% for the first two quarters of 2013 and 2012, respectively.  The effective income tax rate of 35.5% for the second quarter and first two quarters of 2013 differed from the federal statutory rate primarily due to the effect of state income taxes, partially offset by the effect of federal credits and the domestic manufacturing deduction.  The effective income tax rate of 34.5% for the second quarter and the first two quarters of 2012 differed from the federal statutory rate primarily due to the favorable resolution of certain tax issues, the effect of federal credits and the domestic manufacturing deduction, partially offset by the effect of state income taxes.

Subsequent to the end of the second quarter of 2013, final and proposed tax regulations relating to the treatment of tangible assets were released by the Internal Revenue Service.  These new regulations apply to tax years beginning on or after January 1, 2014.  We are reviewing the potential effect of the regulations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.6 billion of cash from operating activities during the first two quarters of 2013, compared to $2.0 billion in the first two quarters of 2012.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses and changes in working capital.  Changes in working capital provided cash from operating activities of $883 million in the first two quarters of 2013 and $206 million in the first two quarters of 2012.  The increase in cash provided by changes in working capital for the first two quarters of 2013, compared to the first two quarters of 2012, was primarily due to a decrease in store deposits in-transit and prepaid expenses and an increase in trade accounts payable.  Prepaid expenses decreased $250 million from year-end 2012 in the first two quarters of 2013, reflecting a decrease in the prepayment balance of some employee benefits at year end.

Net cash used by investing activities

We used $1.1 billion of cash for investing activities during the first two quarters of 2013 compared to $989 million during the first two quarters of 2012.  The amount of cash used for investing activities increased in the first two quarters of 2013 versus 2012, primarily due to increased payments for capital investments.

Net cash used by financing activities

We used $1.3 billion of cash for financing activities in the first two quarters of 2013 compared to $992 million in the first two quarters of 2012.  The increase in the amount of cash used for financing activities for the first two quarters of 2013, compared to the first two quarters of 2012, was primarily related to the increase in net payments on commercial paper, partially offset by a reduction in treasury stock purchases, payments on long-term debt and proceeds from the issuance of long-term debt.  Proceeds from the issuance of common shares resulted from exercises of employee stock options.

Debt Management

As of August 17, 2013, we maintained a $2 billion (with the ability to increase by $500 million), unsecured revolving credit facility that, unless extended, terminates on January 25, 2017.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained two uncommitted money market lines totaling $75 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of August 17, 2013, we had no borrowings under our credit agreement or money market lines.  As of August 17, 2013, we had $50 million of outstanding commercial paper.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $14 million as of August 17, 2013.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants.  As of August 17, 2013, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $235 million to $7.9 billion as of the end of the second quarter of 2013, from $8.1 billion as of the end of the second quarter of 2012.  Total debt decreased $987 million as of the end of the second quarter of 2013, from $8.9 billion as of year-end 2012.  The decrease as of the end of the second quarter of 2013, compared to the end of the second quarter of 2012, resulted primarily from the reduction in commercial paper in the last four quarters of $310 million.  The decrease as of the end of the second quarter 2013, compared to year-end 2012, resulted primarily from the reduction in commercial paper of $1.6 billion and the payment of $400 million of senior notes bearing an interest rate of 5.0%, partially offset by the issuance of $600 million of senior notes bearing an interest rate of 3.85% and $400 million of senior notes bearing an interest rate of 5.15% in July of 2013 (“July debt issuance”).  The proceeds from the July debt issuance were primarily used for payment of $400 million of senior notes bearing an interest rate of 5.0% and payment on a portion of outstanding commercial paper in the first two quarters of 2013.  Additional payments on outstanding commercial paper were made due to a lower repurchase of common shares in the first two quarters of 2013 compared to our average quarterly rolling four quarter repurchases.  Long-term debt for the first two quarters of 2013, compared to year-end 2012, increased by $1 billion due to the July debt issuance.  Current portion of long term debt for the first two quarters of 2013, compared to year-end 2012, decreased due to the reduction in commercial paper of $1.6 billion and the payment of $400 million of senior notes bearing an interest rate of 5.0%.

Over the next 12 months, we anticipate refinancing approximately $600 million of debt maturing in the fourth quarter of fiscal year 2013.  We currently have $250 million notional amount of forward starting interest rate swaps to effectively hedge the changes in future benchmark interest rates on a portion of our expected issuances of fixed rate debt.

Common Share Repurchase Program

During the second quarter of 2013, we invested $90 million to repurchase 2.4 million Kroger common shares at an average price of $38.24 per share.  For the first two quarters of 2013, we invested $236 million to repurchase 6.9 million Kroger common shares at an average price of $34.44 per share.  These shares were reacquired under two separate share repurchase programs.  The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors on October 16, 2012.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to be approximately $2.9 billion, excluding the potential merger with Harris Teeter Supermarkets, Inc.  The estimated liquidity needs over the next twelve months of $2.9 billion includes anticipated requirements for working capital, capital investments, interest payments and scheduled principal payments of debt, offset by cash and temporary cash investments on hand at the end of the second quarter of 2013.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $600 million of debt maturing in the next twelve months, which is included in the $2.9 billion in estimated liquidity needs.  Based on the current market environment, we expect to refinance this debt on favorable terms.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

During the second quarter of 2013, we entered into a bridge loan facility to provide additional funds, if necessary, for our merger with Harris Teeter Supermarkets, Inc.  We expect to fund the merger through a combination of cash on hand, and the issuance of short-term and long-term debt.  In preparation for the merger with Harris Teeter Supermarkets, Inc. we have not been repurchasing as many of our common shares as we originally expected at the beginning of the year.

CAPITAL INVESTMENTS

Capital investments, excluding acquisitions and the purchase of leased facilities, totaled $507 million for the second quarter of 2013 compared to $444 million for the second quarter of 2012.  Capital investments, excluding acquisitions and the purchase of leased facilities, totaled $1.1 billion in the first two quarters of 2013 and $983 million in the first two quarters of 2012.  During the second quarter of 2013, capital investments for the purchase of leased facilities totaled $13 million.  During the second quarter of 2012, we did not have any capital investments for the purchase of leased facilities.  During each of the first two quarters of 2013 and 2012, capital investments for purchases of leased facilities totaled $19 million.  During the second quarter of 2013, we opened, acquired, expanded or relocated 11 food stores and also completed 35 minor and major within-the-wall remodels.  During the first two quarters of 2013, we opened, acquired, expanded or relocated 19 food stores and also completed 61 minor and major within-the-wall remodels.  Total food store square footage at the end of the second quarter of 2013 increased 0.4% from the end of the second quarter of 2012.  Excluding acquisitions and operational closings, total food store square footage at the end of the second quarter of 2013 increased 1.2% over the end of the second quarter of 2012.

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

The following table provides a calculation of ROIC for the rolling four quarters on a 52 week basis ended August 17, 2013 and August 11, 2012 ($ in millions):

	Rolling Four Quarters Ended
	August 17, 2013	August 11, 2012
Return on Invested Capital
Numerator
Operating profit	$2,890	$1,327
53rd week operating profit adjustment	(99)	—
LIFO charge	4	216
Depreciation	1,674	1,649
Rent	625	615
53rd week rent adjustment	(12)	—
UFCW pension plan consolidation charge	—	953
UFCW consolidated pension plan liability and credit card settlement adjustments	(115)	—
Adjusted operating profit	$4,967	$4,760

Denominator
Average total assets	$23,999	$23,450
Average taxes receivable(1)	(4)	(16)
Average LIFO reserve	1,126	1,016
Average accumulated depreciation(2)	14,747	13,724
Average trade accounts payable	(4,452)	(4,240)
Average accrued salaries and wages	(978)	(956)
Average other current liabilities(3)	(2,524)	(2,479)
Rent x 8	4,904	4,920
Average invested capital	$36,818	$35,419
Return on Invested Capital	13.49%	13.44%

(1)                   As of August 17, 2013, August 11, 2012 and August 13, 2011,  taxes receivable were $0, $7 and $24, respectively.

(2)                   As of August 17, 2013, August 11, 2012 and August 13, 2011, accumulated depreciation was $15,216, $14,277 and $13,170, respectively.

(3)                   As of August 17, 2013, August 11, 2012 and August 13, 2011, other current liabilities included accrued income taxes of $201, $40 and $290, respectively.  Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In February 2013, the FASB amended its standards on comprehensive income by requiring disclosure of information about amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  Specifically, the amendment requires disclosure of the effect of significant reclassifications out of AOCI on the respective line items in net income in which the item was reclassified if the amount being reclassified is required to be reclassified to net income in its entirety in the same reporting period.  It requires cross reference to other disclosures that provide additional detail for amounts that are not required to be reclassified in their entirety in the same reporting period.  This new disclosure became effective for us beginning February 3, 2013, and is being adopted prospectively in accordance with the standard.  See Note 11 to the Company’s Consolidated Financial Statements for the company’s new disclosures related to this amended standard.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the FASB amended Accounting Standards Codification (“ASC”) 740, “Income Taxes.”. The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis.  Early adoption is permitted. We do not expect the adoption of these amendments to have a significant effect on our consolidated financial position or results of operations.

OUTLOOK

This discussion and analysis contains certain forward-looking statements about Kroger’s future performance, excluding the potential merger with Harris Teeter Supermarkets, Inc.  These statements are based on management’s assumptions and beliefs in light of the information currently available.  Such statements are indicated by words such as “comfortable,” “committed,” “will,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” “plan,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

•                              We expect identical supermarket sales growth, excluding fuel sales, of 3.0%-3.5% in 2013.

•                              We expect FIFO non-fuel operating margin for 2013 to expand slightly compared to 2012, excluding the extra week in fiscal 2012 and the UFCW consolidated pension plan accrual and the credit card settlement adjustments in 2012.

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

•                              We expect capital investments for 2013 to increase to the range of $2.1 - $2.4 billion, excluding acquisitions and purchases of leased facilities.  We also expect capital investments to increase incrementally $200 million each year over the next few years, excluding acquisitions and purchases of leased facilities, to accomplish our strategy.  We expect total food store square footage for 2013 to grow approximately 1.5% before acquisitions and operational closings.

•                              We expect that our effective tax rate for the two remaining quarters of 2013 will be approximately 35.5%, excluding the effect of the resolution of any tax issues.

•                              We do not anticipate additional goodwill impairments in 2013.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include the specific risk factors identified in our annual report on Form 10-K for our last fiscal year and any subsequent filings, as well as the following:

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

•                              Our ability to achieve sales, earnings and cash flow goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that fuel costs have on consumer spending; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; the effect of brand prescription drugs going off patent; our ability to retain additional pharmacy sales from third party payors; natural disasters or adverse weather conditions; and the success of our future growth plans.  The extent to which the adjustments we are making to our strategy create value for our shareholders will depend primarily on the reaction of our customers and our competitors to these adjustments, as well as operating conditions, including inflation or deflation, increased competitive activity, and cautious spending behavior of our customers.  Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above.

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

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. Accordingly, actual events and results may vary significantly from those included in, contemplated or implied by forward-looking statements made by us or our representatives.  We undertake no obligation to update the forward-looking information contained in this filing.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 4.         Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 17, 2013, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended August 17, 2013, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
May 26, 2013 to June 22, 2013	132,771	$33.47	132,771	$447
Second four weeks
June 23, 2013 to July 20, 2013	1,724,623	$37.23	1,724,623	$446
Third four weeks
July 21, 2013 to August 17, 2013	1,327,461	$38.99	1,327,461	$446
Total	3,184,855	$37.81	3,184,855	$446

(1)                   The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of 2013 contained three 28-day periods.

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

Item 5. Other Information.

The Company announced on September 20, 2013, that its current President and Chief Operating Officer, W. Rodney McMullen, will succeed David B. Dillon as Chief Executive Officer effective January 1, 2014. Mr. Dillon will continue to serve as Chairman of the Board through December 31, 2014. Mr. McMullen’s successor will be named at a later date. Mr. McMullen is a current named executive officer of the Company, and the information relating to him required by Item 5.02(c) of Form 8-K has been previously reported in the Company’s proxy statement filed with the Commission on May 14, 2013.

Item 6. Exhibits.

EXHIBIT 2.1	-	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2013.

EXHIBIT 3.1	-	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010.

EXHIBIT 3.2	-	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007.

EXHIBIT 4.1	-

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

EXHIBIT 10.18*	-	Form of Performance Unit Agreement, filed herewith.

EXHIBIT 10.22†	-

Bridge Loan Agreement dated as of August 2, 2013, among The Kroger Co., Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunning Manager, and other lenders identified therein, and Amendment No. 1 thereto.

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibits — Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contract or compensatory plan or arrangement

† Confidential treatment requested as to portions of the exhibit.  Confidential materials omitted and filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: September 24, 2013	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: September 24, 2013	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 2.1 -	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2013.

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

Exhibit 10.18*	Form of Performance Unit Agreement Under Long-Term Incentive Plans, filed herewith.

Exhibit 10.22†

Bridge Loan Agreement dated as of August 2, 2013, among The Kroger Co., Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunning Manager, and other lenders identified therein, and Amendment No. 1 thereto.

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

*Management contract or compensatory plan or arrangement

† Confidential treatment requested as to portions of the exhibit.  Confidential materials omitted and filed separately with the Securities and Exchange Commission.