Form 10-Q
period 2013-11-09
KROGER CO
filed 2013-12-13
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 9, 2013

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

There were 516,526,256 shares of Common Stock ($1 par value) outstanding as of December 11, 2013.

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 9, 2013	November 3, 2012	November 9, 2013	November 3, 2012
Sales	$22,505	$21,807	$75,270	$72,598
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	17,889	17,383	59,832	57,757
Operating, general and administrative	3,549	3,305	11,664	11,161
Rent	138	141	466	471
Depreciation	395	382	1,301	1,265
Operating profit	534	596	2,007	1,944
Interest expense	108	103	336	350
Earnings before income tax expense	426	493	1,671	1,594
Income tax expense	125	175	567	555
Net earnings including noncontrolling interests	301	318	1,104	1,039
Net earnings attributable to noncontrolling interests	2	1	7	4
Net earnings attributable to The Kroger Co.	$299	$317	$1,097	$1,035

Net earnings attributable to The Kroger Co. per basic common share	$0.58	$0.61	$2.11	$1.90

Average number of common shares used in basic calculation	515	518	515	539

Net earnings attributable to The Kroger Co. per diluted common share	$0.57	$0.60	$2.09	$1.89

Average number of common shares used in diluted calculation	521	522	521	543

Dividends declared per common share	$0.165	$0.150	$0.465	$0.380

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions and unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 9, 2013	November 3, 2012	November 9, 2013	November 3, 2012
Net earnings including noncontrolling interests	$301	$318	$1,104	$1,039

Other comprehensive income
Unrealized gain (loss) on available for sale securities, net of income tax(1)	(1)	—	3	—
Amortization of amounts included in net periodic pension expense, net of income tax(2)	14	13	47	44
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	(2)	3	(11)	(11)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	—	1	1	3

Total other comprehensive income	11	17	40	36

Comprehensive income	312	335	1,144	1,075
Comprehensive income attributable to noncontrolling interests	2	1	7	4
Comprehensive income attributable to The Kroger Co.	$310	$334	$1,137	$1,071

(1)         Amount is net of tax of $2 for the first three quarters of 2013.

(2)         Amount is net of tax of $9 for the third quarter of 2013 and $8 for the third quarter of 2012.  Amount is net of tax of $29 for the first three quarters of 2013 and $27 for the first three quarters of 2012.

(3)         Amount is net of tax of $(3) for the third quarter of 2013 and $2 for the third quarter of 2012.  Amount is net of tax of $(8) for the first three quarters of 2013 and $(7) for the first three quarters of 2012.

(4)         Amount is net of tax of $1 for the third quarter and the first three quarters of 2013.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	November 9,	February 2,
	2013	2013
ASSETS
Current assets
Cash and temporary cash investments	$344	$238
Store deposits in-transit	881	955
Receivables	1,044	1,051
FIFO inventory	6,768	6,244
LIFO reserve	(1,140)	(1,098)
Prepaid and other current assets	315	569
Total current assets	8,212	7,959

Property, plant and equipment, net	15,456	14,849
Goodwill	1,234	1,234
Other assets	578	593

Total Assets	$25,480	$24,635

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,122	$2,734
Trade accounts payable	4,941	4,484
Accrued salaries and wages	1,047	1,017
Deferred income taxes	284	284
Other current liabilities	2,799	2,538
Total current liabilities	10,193	11,057

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	7,148	6,141
Adjustment to reflect fair-value interest rate hedges	—	4
Long-term debt including obligations under capital leases and financing obligations	7,148	6,145

Deferred income taxes	816	800
Pension and postretirement benefit obligations	1,207	1,291
Other long-term liabilities	1,126	1,128

Total Liabilities	20,490	20,421

Commitments and contingencies (see Note 8)

SHAREOWNERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 1,000 shares authorized; 959 shares issued in 2013 and 2012	959	959
Additional paid-in capital	3,513	3,451
Accumulated other comprehensive loss	(713)	(753)
Accumulated earnings	10,651	9,787
Common shares in treasury, at cost, 445 shares in 2013 and 2012	(9,426)	(9,237)

Total Shareowners’ Equity - The Kroger Co.	4,984	4,207
Noncontrolling interests	6	7

Total Equity	4,990	4,214

Total Liabilities and Equity	$25,480	$24,635

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Three Quarters Ended
	November 9, 2013	November 3, 2012
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,104	$1,039
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation	1,301	1,265
LIFO charge	42	96
Stock-based employee compensation	78	61
Expense for Company-sponsored pension plans	57	68
Deferred income taxes	21	130
Other	62	37
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	74	(134)
Receivables	5	(131)
Inventories	(524)	(531)
Prepaid expenses	262	(32)
Trade accounts payable	402	386
Accrued expenses	142	57
Income taxes receivable and payable	11	115
Other	(120)	(158)

Net cash provided by operating activities	2,917	2,268

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(1,786)	(1,471)
Proceeds from sale of assets	15	23
Payments for acquisitions	—	(12)
Other	(47)	(28)

Net cash used by investing activities	(1,818)	(1,488)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,025	850
Dividends paid	(233)	(189)
Payments on long-term debt	(431)	(921)
Net (payments) borrowings on commercial paper	(1,220)	744
Excess tax benefits on stock-based awards	24	5
Proceeds from issuance of capital stock	186	72
Treasury stock purchases	(384)	(1,204)
Net increase in book overdrafts	56	115
Other	(16)	(5)

Net cash used by financing activities	(993)	(533)

Net increase in cash and temporary cash investments	106	247

Cash and temporary cash investments:
Beginning of year	238	188
End of quarter	$344	$435

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,786)	$(1,471)
Payments for lease buyouts	108	24
Changes in construction-in-progress payables	(110)	(11)
Total capital investments, excluding lease buyouts	$(1,788)	$(1,458)

Disclosure of cash flow information:
Cash paid during the year for interest	$308	$320
Cash paid during the year for income taxes	$489	$334

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 28, 2012	959	$959	$3,427	398	$(8,132)	$(844)	$8,571	$(15)	$3,966
Issuance of common stock:
Stock options exercised	—	—	—	(4)	72	—	—	—	72
Restricted stock issued	—	—	(57)	(2)	38	—	—	—	(19)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	50	(1,137)	—	—	—	(1,137)
Stock options exchanged	—	—	—	3	(67)	—	—	—	(67)
Share-based employee compensation	—	—	61	—	—	—	—	—	61
Other comprehensive gain net of income tax of $20	—	—	—	—	—	36	—	—	36
Other	—	—	3	—	(2)	—	—	12	13
Cash dividends declared ($0.38 per common share)	—	—	—	—	—	—	(202)	—	(202)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,035	4	1,039

Balances at November 3, 2012	959	$959	$3,434	445	$(9,228)	$(808)	$9,404	$1	$3,762

Balances at February 2, 2013	959	$959	$3,451	445	$(9,237)	$(753)	$9,787	$7	$4,214
Issuance of common stock:
Stock options exercised	—	—	—	(8)	186	—	—	—	186
Restricted stock issued	—	—	(58)	(2)	26	—	—	—	(32)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	3	(126)	—	—	—	(126)
Stock options exchanged	—	—	—	7	(258)	—	—	—	(258)
Share-based employee compensation	—	—	78	—	—	—	—	—	78
Other comprehensive gain net of income tax of $24	—	—	—	—	—	40	—	—	40
Other	—	—	42	—	(17)	—	—	(8)	17
Cash dividends declared ($0.465 per common share)	—	—	—	—	—	—	(233)	—	(233)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,097	7	1,104

Balances at November 9, 2013	959	$959	$3,513	445	$(9,426)	$(713)	$10,651	$6	$4,990

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

The unaudited information in the Consolidated Financial Statements for the third quarter and the three quarters ended November 9, 2013 and November 3, 2012, includes the results of operations of the Company for the 12 and 40-week periods then ended.

2.  STOCK OPTION PLANS

The Company recognized total stock-based compensation of $31 and $20 in the third quarters ended November 9, 2013 and November 3, 2012, respectively.  The Company recognized total stock-based compensation of $78 and $61 in the first three quarters of 2013 and 2012, respectively.  These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

The Company grants options for common shares (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the shares at the date of grant.  In addition to stock options, the Company awards restricted stock to employees and its non-employee directors under various plans.  Beginning in 2013, non-employee directors were awarded incentive shares in lieu of restricted stock and stock options.  Equity awards may be made once each quarter on a predetermined date.  It has been the Company’s practice to make a general annual grant to employees, which occurred in the second quarter of 2013.  Special grants may be made in the other three quarters.  Grants to non-employee directors occur on the same date that the general annual grant to employees occurs.

Stock options granted in the first three quarters of 2013 expire 10 years from the date of grant and vest between one year and five years from the date of grant. Restricted stock awards granted in the first three quarters of 2013 have restrictions that lapse between one year and five years from the date of the awards.  All grants and awards become immediately exercisable, in the case of options, and restrictions lapse, in the case of restricted stock, upon certain changes of control of the Company.

Changes in equity awards outstanding under the plans are summarized below.

Stock Options

	Shares subject to option	Weighted-average exercise price
Outstanding, February 2, 2013	26.5	$22.61
Granted	4.2	$37.65
Exercised	(8.4)	$22.25
Canceled or Expired	(0.2)	$24.81

Outstanding, November 9, 2013	22.1	$25.55

Restricted Stock

	Restricted shares outstanding	Weighted-average grant-date fair value
Outstanding, February 2, 2013	4.3	$22.67
Granted	2.6	$37.62
Vested	(2.5)	$22.90
Forfeited	(0.1)	$26.01

Outstanding, November 9, 2013	4.3	$31.47

The weighted-average grant date fair value of stock options granted during the first three quarters of 2013 and 2012, was $8.97 and $4.37, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes extensive accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.  The increase in the fair value of the stock options granted during the first three quarters of 2013, compared to the first three quarters of 2012, resulted primarily from an increase in the Company’s share price, which decreased the expected dividend yield and an increase in the weighted average risk-free interest rate.

The following table reflects the weighted average assumptions used for grants awarded to option holders:

	2013	2012
Risk-free interest rate	1.87%	0.97%
Expected dividend yield	1.82%	2.49%
Expected volatility	26.34%	26.49%
Expected term	6.8 Years	6.9 Years

3.              DEBT OBLIGATIONS

Long-term debt consists of:

	November 9,	February 2,
	2013	2013
2.20% to 8.00% Senior Notes due through 2043	$7,186	$6,587
5.00% to 12.75% Mortgages due in varying amounts through 2034	82	60
0.28% to 0.45% Commercial paper borrowings due through November 2013	425	1,645
Other	185	184

Total debt, excluding capital leases and financing obligations	7,878	8,476

Less current portion	(1,087)	(2,700)

Total long-term debt, excluding capital leases and financing obligations	$6,791	$5,776

In the first quarter of 2013, the Company repaid $400 of senior notes bearing an interest rate of 5.00% upon their maturity.

In the second quarter of 2013, the Company issued $600 of senior notes due in fiscal year 2023 bearing an interest rate of 3.85% and $400 of senior notes due in fiscal year 2043 bearing an interest rate of 5.15%.

In the first three quarters of 2013, the Company decreased the amount of commercial paper borrowings outstanding by $1,220.

4.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the third quarters of 2013 and 2012.

	Third Quarter Ended
	Pension Benefits		Other Benefits
	November 9, 2013	November 3, 2012	November 9, 2013	November 3, 2012
Components of net periodic benefit cost:
Service cost	$10	$11	$4	$4
Interest cost	35	36	3	3
Expected return on plan assets	(52)	(49)	—	—
Amortization of:
Prior service cost	—	—	(1)	(1)
Actuarial loss	24	22	—	—

Net periodic benefit cost	$17	$20	$6	$6

The following table provides the components of net periodic benefit costs for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first three quarters of 2013 and 2012.

	Three Quarters Ended
	Pension Benefits		Other Benefits
	November 9, 2013	November 3, 2012	November 9, 2013	November 3, 2012
Components of net periodic benefit cost:
Service cost	$33	$36	$13	$13
Interest cost	118	120	12	12
Expected return on plan assets	(173)	(162)	—	—
Amortization of:
Prior service cost	—	—	(3)	(3)
Actuarial loss	79	74	—	—

Net periodic benefit cost	$57	$68	$22	$22

The Company contributed $100 to its Company-sponsored defined benefit pension plans in the first quarter of 2013.  The Company did not make any contributions in the second and third quarters of 2013 and does not expect to make any additional contributions in 2013.

The Company contributed $115 and $110 to employee 401(k) retirement savings accounts in the first three quarters of 2013 and 2012, respectively.

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

	Third Quarter Ended			Third Quarter Ended
	November 9, 2013			November 3, 2012
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$297	515	$0.58	$314	518	$0.61
Dilutive effect of stock options		6			4

Net earnings attributable to The Kroger Co. per diluted common share	$297	521	$0.57	$314	522	$0.60

	Three Quarters Ended			Three Quarters Ended
	November 9, 2013			November 3, 2012
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,088	515	$2.11	$1,027	539	$1.90
Dilutive effect of stock options		6			4

Net earnings attributable to The Kroger Co. per diluted common share	$1,088	521	$2.09	$1,027	543	$1.89

The Company had combined undistributed and distributed earnings to participating securities totaling $2 in the third quarter of 2013 and $3 in the third quarter of 2012.  For the first three quarters of 2013 and 2012, the Company had combined undistributed and distributed earnings to participating securities of $9 and $8, respectively.

The Company had options outstanding for approximately 4 and 14 shares during the third quarters of 2013 and 2012, respectively, which were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.  The Company had options outstanding for approximately 2 shares in the first three quarters of 2013 and 12 shares in the first three quarters of 2012 that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

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

7.              RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the FASB amended Accounting Standards Codification (“ASC”) 740, “Income Taxes.” The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendment will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis.  Early adoption is permitted. The Company does not expect the adoption of this amendment to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Fair Value Interest Rate Swaps

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of November 9, 2013 and February 2, 2013.

	November 9, 2013		February 2, 2013
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$100	$—	$475	$—
Number of contracts	2	—	6	—
Duration in years	5.17	—	1.41	—
Average variable rate	5.84%	—	3.29%	—
Average fixed rate	6.80%	—	5.38%	—
Maturity	December 2018		Between April 2013 and December 2018

During the first quarter of 2013, four of the Company’s fair value swaps, with a notional amount aggregating $375, matured.

The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk is recognized in current income as “Interest expense.”  These gains and losses for the third quarters and first three quarters of 2013 and 2012 were as follows:

	Third Quarter Ended
	November 9, 2013		November 3, 2012
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$1	$(2)	$(4)	$4

	Three Quarters Ended
	November 9, 2013		November 3, 2012
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$(4)	$3	$(18)	$14

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
Derivatives Designated as Fair Value Hedging Instruments	November 9, 2013	February 2, 2013	Balance Sheet Location
Interest Rate Hedges	$(3)	$1	(Other Long-Term Liabilities)/Other Assets

Cash Flow Forward-Starting Interest Rate Swaps

As of November 9, 2013, the Company had 5 forward-starting interest rate swap agreements with maturity dates of January 2014 with an aggregate notional amount totaling $250.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt in fiscal year 2013.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of November 9, 2013, the fair value of the interest rate swaps was recorded in other assets for $18 and accumulated other comprehensive income (“AOCI”) for $11 net of tax.

As of February 2, 2013, the Company had 17 forward-starting interest rate swap agreements with maturity dates between April 2013 and January 2014 with an aggregate notional amount totaling $850.  In 2012, the Company entered into 7 of these forward-starting interest rate swap agreements with an aggregate notional amount totaling $350.  The Company entered into the forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt in fiscal year 2013.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of February 2, 2013, the fair value of the interest rate swaps was recorded in other assets and other long-term liabilities for $14 and $9, respectively, and AOCI and accumulated other comprehensive loss for $9 net of tax and $6 net of tax, respectively.

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

The following tables summarize the effect of the Company’s derivative instruments designated as cash flow hedges for the third quarters and first three quarters of 2013 and 2012:

	Third Quarter Ended
	Amount of Gain/(Loss) in AOCI on Derivatives (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	November 9, 2013	November 3, 2012	November 9, 2013	November 3, 2012	Reclassified into Income (Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(24)	$(39)	$—	$(1)	Interest expense

*The amounts of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges.

	Three Quarters Ended
	Amount of Gain/(Loss) in AOCI on Derivatives (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	November 9, 2013	November 3, 2012	November 9, 2013	November 3, 2012	Reclassified into Income (Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(24)	$(39)	$(1)	$(3)	Interest expense

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

Collateral is generally not required of the counterparties or of the Company under these master netting agreements. As of November 9, 2013 and February 2, 2013, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of these master netting agreements on the Company’s derivative balances upon an event of default or termination event is as follows as of November 9, 2013 and February 2, 2013:

		Gross Amounts Offset	Net Amount Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
November 9, 2013	Gross Amount Recognized	in the Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Assets
Cash Flow Forward-Starting Interest Rate Swaps	$18	$—	$18	$—	$—	$18

Liabilities
Fair Value Interest Rate Swaps	$3	$—	$3	$—	$—	$3

		Gross Amounts Offset	Net Amount Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
February 2, 2013	Gross Amount Recognized	in the Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Assets
Cash Flow Forward-Starting Interest Rate Swaps	$16	$(2)	$14	$—	$—	$14
Fair Value Interest Rate Swaps	1	—	1	—	—	1
Total	$17	$(2)	$15	$—	$—	$15

Liabilities
Cash Flow Forward-Starting Interest Rate Swaps	$11	$(2)	$9	$—	$—	$9

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

For items carried at (or adjusted to) fair value in the Consolidated Financial Statements, the following tables summarize the fair value of these instruments at November 9, 2013 and February 2, 2013:

November 9, 2013 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$33	$—	$—	$33
Warrants	—	13	—	13
Long-Lived Assets	—	—	18	18
Interest Rate Hedges	—	15	—	15
Total	$33	$28	$18	$79

February 2, 2013 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$8	$—	$20	$28
Long-Lived Assets	—	—	8	8
Interest Rate Hedges	—	6	—	6
Total	$8	$6	$28	$42

In the first quarter of 2013, one of the Company’s available-for-sale securities began trading in an active market.  Because of this, the Company transferred the $20 fair value of securities from a Level 3 asset to a Level 1 asset in the first quarter of 2013.  In the first three quarters of 2013, unrealized gains on the Level 1 available-for-sale securities totaled $5.

The Company values warrants using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model is classified as a Level 2 input.

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets, and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended February 2, 2013 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended February 2, 2013 for further discussion of the Company’s policies regarding the valuation of long-lived assets and store lease exit costs.  For the first three quarters of 2013, long-lived assets with a carrying amount of $48 were written down to their fair value of $18 resulting in an impairment charge of $30.  For the first three quarters of 2012, long-lived assets with a carrying amount of $14 were written down to their fair value of $4 resulting in an impairment charge of $10.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based on the net present value of the future cash flow using the forward interest rate yield curve in effect at November 9, 2013, and February 2, 2013, which is a Level 3 measurement technique.  At November 9, 2013, the fair value of total debt was $8,440 compared to a carrying value of $7,878.  At February 2, 2013, the fair value of total debt was $9,339 compared to a carrying value of $8,476.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Other Assets

The fair values of these other assets were estimated based on quoted market prices for those or similar assets, or estimated cash flows, if appropriate.  At November 9, 2013, and February 2, 2013, the carrying and fair value of other assets for which fair value is determinable was $52 and $44, respectively.

11.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first three quarters of 2013:

	Cash Flow Hedging Activities(1)	Available for sale Securities(1)	Pension and Postretirement Defined Benefit Plans(1)	Total(1)
Balance at February 2, 2013	$(14)	$7	$(746)	$(753)
OCI before reclassifications(2)	(11)	3	—	(8)
Amounts reclassified out of AOCI	1	—	47	48
Net current-period OCI	(10)	3	47	40
Balance at November 9, 2013	$(24)	$10	$(699)	$(713)

(1) All amounts are net of tax.

(2) Net of tax of $(8) and $2 for cash flow hedging activities and available for sale securities, respectively.

The following table represents the items reclassified out of AOCI and the related tax effects for the third quarter and first three quarters of 2013:

	Third Quarter Ended	Three Quarters Ended
	November 9, 2013	November 9, 2013

Gains on cash flow hedging activities
Amortization of unrealized gains and losses on cash flow hedging activities(1)	$1	$2
Tax expense	(1)	(1)
Net of tax	—	1

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(2)	23	76
Tax expense	(9)	(29)
Net of tax	14	47
Total reclassifications, net of tax	$14	$48

(1) Reclassified from AOCI into interest expense.

(2) Reclassified from AOCI into merchandise costs and operating, general and administrative expense.  These components are included in the computation of net periodic pension expense (see Note 4 to the Company’s Consolidated Financial Statements for additional details).

12.  INCOME TAXES

The effective income tax rate was 29.3% and 35.5% for the third quarters of 2013 and 2012, respectively.  The effective income tax rate was 33.9% and 34.8% for the first three quarters of 2013 and 2012, respectively.  The effective income tax rates for the third quarter and first three quarters of 2013 differed from the federal statutory rate primarily due to the benefit of certain tax items, offset partially by the effect of state income taxes.  The effective tax rate for the third quarter of 2012 approximates the federal statutory rate.  The effective income tax rate for the first three quarters of 2012 differed from the federal statutory rate primarily due to the favorable resolution of certain tax issues, partially offset by the effect of state income taxes.

On September 13, 2013, the U.S. Department of the Treasury and Internal Revenue Service released final tangible property regulations that provide guidance on the tax treatment regarding the deduction and capitalization of expenditures related to tangible property.  These regulations are effective for tax years beginning on or after January 1, 2014.  The Company is currently assessing these rules and their effect to its financial statements, and believes adoption of these regulations will not have an effect on net income and will not have a material effect on the reclassification between long-term deferred tax liabilities and current income tax liabilities.

13.  POTENTIAL MERGER

During the second quarter, the Company announced that it had entered into a merger agreement with Harris Teeter Supermarkets, Inc. under which the Company will purchase all outstanding shares of Harris Teeter Supermarkets, Inc. for approximately $2,500 in cash.  In the second quarter of 2013, the Company also entered into an unsecured bridge loan agreement (the “Bridge Loan Agreement”) to provide an additional source of financing, if necessary, to fund a portion of the merger with Harris Teeter. The Bridge Loan Agreement provides the Company the ability to borrow, based on certain conditions, including the consummation of the Harris Teeter merger, up to $850, and matures 364 days after closing.  The Company expects to fund the merger through a combination of cash on hand and the issuance of short-term and long-term debt.

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

The pending merger is expected to close during the fourth quarter of fiscal year 2013, subject to Federal Trade Commission review and certain customary closing conditions.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Third quarter 2013 total sales were $22.5 billion compared with $21.8 billion for the same period of 2012.  This increase was attributable to identical supermarket sales increases, a shift in the calendar and increased fuel gallon sales, offset partially by a decrease in the average retail fuel price.  Identical supermarket sales without fuel increased 3.5% in the third quarter of 2013, compared to the third quarter of 2012, primarily due to an increase in the number of households shopping with us, an increase in the average sale per customer and product cost inflation.  Every supermarket store department, excluding fuel, and every operating division had positive identical sales.  This marks positive identical supermarket sales growth for 40 consecutive quarters.  The 53rd week in 2012 caused a one week shift in the fiscal year calendar when comparing fiscal year 2013 to fiscal year 2012.  In the third quarter, the one week shift in the fiscal year calendar resulted in a high volume sales week being added to total sales for the third quarter of 2013 replacing a lower volume sales week in the third quarter of 2012.

Total sales for the first three quarters of 2013 were $75.3 billion compared to $72.6 billion for the same period of 2012.  This increase was attributable to identical supermarket sales increases and increased fuel gallon sales, offset partially by a decrease in the average retail fuel price.  Identical supermarket sales without fuel increased 3.4% in the first three quarters of 2013, compared to the same period in 2012, primarily due to an increase in the number of households shopping with us, an increase in the average sale per customer and product cost inflation.  Our Customer 1st strategy continues to deliver solid results.

For the third quarter of 2013, net earnings totaled $299 million, or $0.57 per diluted share, compared to $317 million, or $0.60 per diluted share for the same period of 2012.  The net earnings for the third quarter of 2013 include a net $23 million adjustment for benefits from certain tax items ($25 million), offset partially by an after-tax increase of $2 million ($1 million in interest and $1 million in operating, general and administrative expenses) in expenses related to our pending merger with Harris Teeter (“Third Quarter 2013 adjusted items”).  The net earnings for the third quarter of 2012 include a $74 million after-tax reduction of operating, general and administrative expenses resulting from a settlement with Visa and MasterCard and a reduction in our obligation to fund the UFCW consolidated pension fund created in January 2012 (“2012 adjusted items”).  Excluding the Third Quarter 2013 adjusted items, net earnings for third quarter 2013 totaled $276 million, or $0.53 per diluted share, compared to net earnings for the third quarter of 2012 of $243 million, or $0.46 per diluted share, which excludes the 2012 adjusted items.  We believe the adjusted net earnings per diluted share figure presents a more accurate quarter-over-quarter and year-over year comparison of our financial results because the adjusted items were not the result of our normal operations.  The increase in adjusted net earnings for the third quarter of 2013, compared to the third quarter of 2012, resulted primarily from an increase in non-fuel First-In, First Out (“FIFO”) operating profit and an increase in net earnings from our fuel operations, offset partially by an increase in income tax expense.

For the first three quarters of 2013, net earnings totaled $1.1 billion, or $2.09 per diluted share, compared to $1.0 billion, or $1.89 per diluted share for the same period of 2012.  The net earnings for the first three quarters of 2013 include a net $14 million adjustment for benefits from certain tax items ($19 million), offset partially by the after-tax effect of $5 million (including $3 million in interest and $2 million in operating, general and administrative expenses) in expenses related to our pending merger with Harris Teeter (“2013 adjusted items”).  The 2013 adjusted items are less than the Third Quarter 2013 adjusted items due to an adjustment made during the third quarter of 2013 for certain tax items that relate to the expected tax rate for the full year of 2013, offset partially by the increase in the full year expenses related to the pending Harris Teeter merger.  Excluding these adjustments, net earnings for the first three quarters of 2013 totaled $1.1 billion, or $2.06 per diluted share, which excludes the 2013 adjusted items, compared to adjusted net earnings for the first three quarters of 2012 of $961 million, or $1.76 per diluted share, which excludes the 2012 adjusted items.  The increase in our adjusted net earnings for the first three quarters of 2013, compared to the same period in 2012, resulted primarily from an increase in non-fuel FIFO operating profit, a decrease in the Last-In, First-Out (“LIFO”) charge, an increase in net earnings from our fuel operations and a decrease in interest expense, offset partially by an increase in our effective tax rate.

Please refer to the “Outlook” section for information on our expectations for fiscal year 2013.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $299 million for the third quarter of 2013, a decrease of 5.7% from net earnings of $317 million for the third quarter of 2012.  Adjusted net earnings for the third quarter of 2013 totaled $276 million, excluding the Third Quarter adjusted items, an increase of 13.6% from adjusted net earnings of $243 million for the third quarter of 2012, excluding the 2012 adjusted items.  The increase in our adjusted net earnings for the third quarter of 2013, compared to the third quarter of 2012, resulted primarily from an increase in non-fuel FIFO operating profit and an increase in net earnings from our fuel operations.  The increase in non-fuel FIFO operating profit for the third quarter of 2013, compared to the third quarter of 2012, resulted primarily from increased supermarket sales and improvements to operating, general and administrative expenses, rent and depreciation, as a percentage of sales, offset partially by continued investments in lower prices for our customers and increased shrink, as a percentage of sales.  The increase in net earnings from our fuel operations for the third quarter of 2013, compared to the third quarter of 2012, resulted primarily from an increase in the average margin per gallon of fuel sold and an increase in fuel gallons sold.

Net earnings totaled $1.1 billion for the first three quarters of 2013, an increase of 6.0% from net earnings of $1.0 billion for the first three quarters of 2012.  Adjusted net earnings for the first three quarters of 2013 totaled $1.1 billion, excluding the 2013 adjusted items, an increase of 12.7% from adjusted net earnings of $961 million for the first three quarters of 2012, excluding the 2012 adjusted items.  The increase in our adjusted net earnings for the first three quarters of 2013, compared to the same period in 2012, resulted primarily from an increase in non-fuel FIFO operating profit, a decrease in the LIFO charge, an increase in net earnings from our fuel operations and a decrease in interest expense, offset partially by an increase in our effective tax rate.  The increase in non-fuel operating profit for the first three quarters of 2013, compared to the same period in 2012, resulted primarily from the benefit of increased supermarket sales and improvements to operating, general and administrative expenses, rent and depreciation, as a percentage of sales, partially offset by continued investments in lower prices for our customers and increased shrink, as a percentage of sales.  The increase in net earnings from fuel operations for the first three quarters of 2013, compared to the first three quarters of 2012, resulted primarily from an increase in fuel gallons sold and an increase in average margin per gallon of fuel sold.

Net earnings of $0.57 per diluted share for the third quarter of 2013 represented a decrease of 5.0% over net earnings of $0.60 per diluted share for the third quarter of 2012.  Adjusted net earnings for the third quarter of 2013 of $0.53 per diluted share, excluding the Third Quarter 2013 adjusted items, represented an increase of 15.2% over adjusted net earnings of $0.46 per diluted share for the third quarter of 2012, excluding the 2012 adjusted items.  Adjusted net earnings per diluted share increased in the third quarter of 2013, compared to the third quarter of 2012, due to increased net earnings.

Net earnings of $2.09 per diluted share for the first three quarters of 2013 represented an increase of 10.6% over net earnings of $1.89 per diluted share for the first three quarters of 2012.  Adjusted net earnings for the first three quarters of 2013 of $2.06 per diluted share, excluding the 2013 adjusted items, represented an increase of 17.0% over adjusted net earnings of $1.76 per diluted share for the first three quarters of 2012, excluding the 2012 adjusted items.  Adjusted net earnings per diluted share increased in the first three quarters of 2013, compared to the first three quarters of 2012, due to increased net earnings and the repurchase of common shares over the past two years resulting in a lower weighted average number of shares outstanding.

Management believes adjusted net earnings (and adjusted net earnings per diluted share) are useful metrics to investors and analysts because they more accurately reflect our day-to-day business operations than do the generally accepted accounting principle (“GAAP”) measures of net earnings and net earnings per diluted share.  Adjusted net earnings (and adjusted net earnings per diluted share) are non-generally accepted accounting principle (“non-GAAP”) financial measures and should not be considered alternatives to net earnings (and net earnings per diluted share) or any other GAAP measure of performance.  Adjusted net earnings (and adjusted net earnings per diluted share) should not be reviewed in isolation or considered substitutes for our financial results as reported in accordance with GAAP.  Management uses adjusted net earnings (and adjusted net earnings per diluted share) in evaluating our results of operations as it believes these measures are more meaningful indicators of operating performance since, as adjusted, those earnings relate more directly to our day-to-day operations.  Management also uses adjusted earnings (and adjusted net earnings per diluted share) as a performance metric for management incentive programs, and to measure our progress against internal budgets and targets.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to net earnings attributable to The Kroger Co. excluding the adjusted items and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to net earnings attributable to The Kroger Co. per diluted common share excluding the adjusted items, for the third quarters and first three quarters of 2013 and 2012:

	Third Quarter Ended		Three Quarters Ended
	November 9, 2013	November 3, 2012	November 9, 2013	November 3, 2012
Net earnings attributable to The Kroger Co.	$299	$317	$1,097	$1,035
Benefit from certain tax items offset by Harris Teeter merger expenses(1)	(23)	—	(14)	—
Adjustments for the UFCW consolidated pension plan liability and credit card settlement(1)(2)	—	(74)	—	(74)

Net earnings attributable to The Kroger Co. excluding the adjusted items above	$276	$243	$1,083	$961

Net earnings attributable to The Kroger Co. per diluted common share	$0.57	$0.60	$2.09	$1.89
Benefit from certain tax items offset by Harris Teeter merger expenses(3)	(0.04)	—	(0.03)	—
Adjustments for the UFCW consolidated pension plan liability and credit card settlement(3)	—	(0.14)	—	(0.13)

Net earnings attributable to The Kroger Co. per diluted common share excluding the adjusted items above	$0.53	$0.46	$2.06	$1.76

Average number of common shares used in diluted calculation	521	522	521	543

(1)   The amounts presented represent the after-tax effect of each adjustment.

(2)   The pre-tax adjustments for the UFCW consolidated pension plan liability and credit card settlement were $115.

(3)   The amounts presented represent the net earnings per diluted common share effect of each adjustment.

Sales

Total Sales

(in millions)

	Third Quarter Ended				Three Quarters Ended
	November 9, 2013	Percentage Increase (Decrease)	November 3, 2012	Percentage Increase(2)	November 9, 2013	Percentage Increase	November 3, 2012	Percentage Increase(3)
Total supermarket sales without fuel	$17,474	4.5%	$16,716	3.6%	$58,249	3.9%	$56,066	3.9%
Fuel sales	4,404	(2.6)%	4,520	15.2%	14,936	2.0%	14,643	10.7%
Other sales(1)	627	9.8%	571	6.3%	2,085	10.4%	1,889	5.3%

Total sales	$22,505	3.2%	$21,807	5.9%	$75,270	3.7%	$72,598	5.3%

(1)         Other sales primarily relate to sales by convenience stores, excluding fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; a specialty pharmacy; and in-store health clinics.

(2)   This column represents the percentage increase in the third quarter of 2012, compared to the third quarter of 2011.

(3)   This column represents the percentage increase in the first three quarters of 2012, compared to the first three quarters of 2011.

The increase in total sales for the third quarter of 2013, compared to the third quarter of 2012, was primarily the result of our identical supermarket sales increase, excluding fuel, of 3.5% and a shift in the calendar, offset partially by a decrease in fuel sales of 2.6%.  Identical supermarket sales, excluding fuel for the third quarter of 2013, compared to the third quarter of 2012, increased primarily due to an increase in the number of households shopping with us, an increase in the average sale per customer and product cost inflation.  Total fuel sales decreased 2.6% in the third quarter of 2013, compared to the third quarter of 2012, due to a decrease in the average retail fuel price of 8.3%, offset partially by an increase in fuel gallons sold of 6.3%.

The increase in total sales for the first three quarters of 2013, compared to the same period of 2012, was primarily the result of our identical supermarket sales increase, excluding fuel, of 3.4% and an increase of fuel sales of 2.0%.  Identical supermarket sales, excluding fuel for the first three quarters of 2013, compared to the first three quarters of 2012, increased primarily due to an increase in the number of households shopping with us, an increase in the average sale per customer and product cost inflation.  Fuel sales increased 2.0% in the first three quarters of 2013, compared to the same period of 2012, due to an increase in fuel gallons sold of 5.4%, partially offset by a decrease in the average retail fuel price of 3.2%.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Although identical supermarket sales is a relatively standard term, numerous methods exist for calculating identical supermarket sales growth.  As a result, the method used by our management to calculate identical supermarket sales may differ from methods other companies use to calculate identical supermarket sales.  We urge you to understand the methods used by other companies to calculate identical supermarket sales before comparing our identical supermarket sales to those of other such companies.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented below to calculate percentage changes for the third quarter and the first three quarters of 2013.

Identical Supermarket Sales

($ in millions)

	Third Quarter
	November 9, 2013	Percentage Increase	November 3, 2012	Percentage Increase(1)
Including fuel centers	$20,211	2.5%	$19,714	5.2%
Excluding fuel centers	$16,866	3.5%	$16,294	3.2%

(1)         This column represents the percentage increase in identical supermarket sales in the third quarter of 2012, compared to the third quarter of 2011.

Identical Supermarket Sales

($ in millions)

	Three Quarters Ended
	November 9, 2013	Percentage Increase	November 3, 2012	Percentage Increase(1)
Including fuel centers	$67,443	3.1%	$65,422	4.8%
Excluding fuel centers	$56,125	3.4%	$54,304	3.7%

(1)         This column represents the percentage increase in identical supermarket sales in the first three quarters of 2012, compared to the first three quarters of 2011.

Gross Margin and FIFO Gross Margin

Our gross margin rate was 20.51% for the third quarter of 2013, as compared to 20.29% for the third quarter of 2012.  Our gross margin rate was 20.51% for the first three quarters of 2013, as compared to 20.44% for the first three quarters of 2012.  The increase in the third quarter of 2013, compared to the third quarter of 2012, resulted primarily from a decrease in fuel sales and an increase in the average margin per gallon of fuel sold, offset partially by continued investments in lower prices for our customers and increased shrink as a percentage of sales.  The increase in the first three quarters of 2013, compared to the first three quarters of 2012, resulted primarily from an increase in the average margin per gallon of fuel sold, offset partially by continued investments in lower prices for our customers and increased shrink as a percentage of sales.  A decrease in retail fuel sales increases our gross margin rate due to the very low gross margin on retail fuel sales as compared to non-fuel sales.

We calculate FIFO gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the LIFO charge.  Our LIFO charge was $13 million for the third quarter of 2013 and $15 million for the third quarter of 2012, as discussed below.  Our LIFO charge was $42 million for the first three quarters of 2013 and $96 million for the first three quarters of 2012.  FIFO gross margin is a non-generally accepted accounting principle (“non-GAAP”) financial measure and should not be considered as an alternative to gross margin or any other generally accepted accounting principle (“GAAP”) measure of performance.  FIFO gross margin should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

Our FIFO gross margin rate was 20.57% for the third quarter of 2013, as compared to 20.35% for the third quarter of 2012.  Retail fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our third quarter 2013 FIFO gross margin rate decreased 25 basis points, as a percentage of sales, compared to the third quarter of 2012.  This decrease in the third quarter of 2013, compared to the third quarter of 2012, was primarily from continued investments in lower prices for our customers and increased shrink as a percentage of sales.

Our FIFO gross margin rate was 20.57% for the first three quarters of 2013, as compared to 20.58% for the first three quarters of 2012.  Excluding the effect of retail fuel operations, as a percentage of sales, our FIFO gross margin rate decreased 17 basis points for the first three quarters of 2013, compared to the first three quarters of 2012.  This decrease in the first three quarters of 2013, compared to the first three quarters of 2012, resulted primarily from continued investments in lower prices for our customers and increased shrink as a percentage of sales.

LIFO Charge

The LIFO charge was $13 million in the third quarter of 2013 and $15 million in the third quarter of 2012.  The LIFO charge decreased in the third quarter of 2013, compared to the third quarter of 2012, due to our lower expected year-end product cost inflation in most major categories at the end of the third quarter of 2013 compared to the end of the third quarter of 2012.

The LIFO charge was $42 million in the first three quarters of 2013 and $96 million in the first three quarters of 2012.  The LIFO charge decreased in the first three quarters of 2013, compared to the first three quarters of 2012, primarily due to our lower expected year-end product cost inflation in most major categories at the end of third quarter of 2013 compared to the end of third quarter of 2012.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, increased 61 basis points to 15.77% for the third quarter of 2013 from 15.16% for the third quarter of 2012.  The OG&A rate increased primarily due to the decrease in fuel sales, offset partially by the benefit of increased supermarket sales, effective cost controls and productivity improvements.  A decrease in retail fuel sales increases our OG&A rate due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  OG&A expenses were affected in the third quarter of 2013 by Harris Teeter merger expenses (“OG&A Merger Expenses”).  The OG&A rate, excluding the OG&A Merger Expenses, increased eight basis points to 15.77% for the third quarter of 2013, from 15.69% for the third quarter of 2012, excluding the 2012 adjusted items.  Adjusted OG&A expenses, as a percentage of sales, excluding OG&A Merger Expenses and fuel, decreased 19 basis points in the third quarter of 2013, compared to the third quarter of 2012, excluding the 2012 adjusted items.  This decrease in our adjusted OG&A rate, as a percentage of sales excluding the effect of fuel, resulted primarily from increased supermarket sales, effective cost controls and productivity improvements.

OG&A expenses, as a percentage of sales, increased 13 basis points to 15.50% for the first three quarters of 2013 from 15.37% for the first three quarters of 2012.  Adjusted OG&A expense, as a percentage of sales, decreased four basis points to 15.49% for the first three quarters of 2013, excluding the OG&A Merger Expenses, from 15.53% for the first three quarters of 2012, excluding the 2012 adjusted items.  The reduction in adjusted OG&A rate resulted primarily from increased supermarket sales, effective cost controls and productivity improvements.  Adjusted OG&A expenses, as a percentage of sales excluding fuel, decreased 15 basis points in the first three quarters of 2013 compared to the first three quarters of 2012.  This decrease in our adjusted OG&A rate, as a percentage of sales excluding the effect of fuel, resulted primarily from increased supermarket sales, effective cost controls and productivity improvements.

Rent Expense

Rent expense was $138 million, or 0.61% of sales, for the third quarter of 2013, compared to $141 million, or 0.64% of sales, for the third quarter of 2012.  For the first three quarters of 2013, rent expense was $466 million, or 0.62% of sales, compared to $471 million, or 0.65% of sales, in the first three quarters of 2012.  Rent expense, as a percentage of sales excluding fuel, decreased five basis points in the third quarter of 2013 compared to the third quarter of 2012.  Rent expense, as a percentage of sales excluding fuel, decreased 4 basis points in the first three quarters of 2013 compared to the first three quarters of 2012.  These decreases in rent expense, as a percentage of sales both including and excluding fuel, primarily reflect our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.

Depreciation Expense

Depreciation expense was $395 million, or 1.75% of total sales, for the third quarter of 2013 compared to $382 million, or 1.75% of total sales, for the third quarter of 2012.  The increase in depreciation expense, in total dollars, was the result of additional depreciation on capital investments, including acquisitions and lease buyouts of $2.5 billion, during the rolling four quarter period ending with the third quarter of 2013.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, decreased three basis points in the third quarter of 2013, compared to the same period of 2012.

Depreciation expense was $1.3 billion, or 1.73% of total sales, for the first three quarters of 2013 compared to $1.3 billion or 1.74% of total sales, for the first three quarters of 2012.  The decrease in depreciation expense for the first three quarters of 2013, compared to the first three quarters of 2012, as a percentage of sales, was primarily due to the benefit of increased supermarket sales.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, decreased three basis points in the first three quarters of 2013, compared to the same period of 2012.

Operating Profit and FIFO Operating Profit

Operating profit was $534 million, or 2.37% of sales, for the third quarter of 2013, compared to $596 million, or 2.73% of sales, for the third quarter of 2012.  Operating profit, as a percentage of sales, decreased 36 basis points in the third quarter of 2013, compared to the third quarter of 2012, primarily due to the 2012 adjusted items, continued investments in lower prices for our customers and increased shrink, as a percentage of sales, offset partially by increased supermarket identical sales, improvements in non-fuel operating, general and administrative expenses, rent and depreciation, as a percentage of sales, and an increase in fuel operating profit.  Operating profit was $2.0 billion, or 2.67% of sales, for the first three quarters of 2013, compared to $1.9 billion, or 2.68% of sales, for the first three quarters of 2012.  Operating profit, as a percentage of sales, decreased one basis point in the first three quarters of 2013, compared to the first three quarters of 2012, primarily due to the 2012 adjusted items, continued investments in lower prices for our customers and increased shrink, as a percentage of sales, offset partially by increased supermarket identical sales, improvements in non-fuel operating, general and administrative expenses, rent and depreciation, as a percentage of sales, a decrease in the LIFO charge and an increase in fuel operating profit.

We calculate FIFO operating profit as operating profit excluding the LIFO charge.  FIFO operating profit is a non-GAAP financial measure and should not be considered as an alternative to operating profit or any other GAAP measure of performance.  FIFO operating profit should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO operating profit is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO operating profit is a useful metric to investors and analysts because it measures our day-to-day operational effectiveness. Since fuel discounts are earned based on in-store purchases, fuel operating profit does not include fuel discounts, which are allocated to our non-fuel supermarket departments.  We also derive operating, general and administrative expenses, rent and depreciation and amortization through the use of estimated allocations in the calculation of fuel operating profit.

FIFO operating profit was $547 million, or 2.43% of sales, for the third quarter of 2013, compared to $611 million, or 2.80% of sales, for the third quarter of 2012.  Retail fuel sales lower our FIFO operating profit rate due to the very low FIFO operating profit rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales. Adjusted FIFO operating profit, excluding fuel, was $457 million or 2.52% of sales, for the third quarter of 2013, excluding the Third Quarter 2013 non-tax adjusted items, compared to $432 million, or 2.50% of sales, for the third quarter of 2012, excluding the 2012 adjusted items.   Adjusted FIFO operating profit, as a percentage of sales excluding fuel, increased two basis points in the third quarter of 2013, compared to the third quarter of 2012 primarily due to improvements in operating, general and administrative expenses, rent and depreciation, as a percentage of sales, offset partially by continued investments in lower prices for our customers and increased shrink as a percentage of sales.

FIFO operating profit was $2.0 billion, or 2.72% of sales, for the first three quarters of 2013, compared to $2.0 billion, or 2.81% of sales, for the first three quarters of 2012.  Adjusted FIFO operating profit, excluding fuel, was $1.9 billion, or 3.07% of sales, for the first three quarters of 2013, excluding the 2013 non-tax adjusted items, compared to $1.7 billion, or 3.01% of sales, for the first three quarters of 2012, excluding the 2012 adjusted items.  Adjusted FIFO operating profit, as a percentage of sales excluding fuel, increased six basis points in the first three quarters of 2013, compared to the first three quarters of 2012, primarily due to improvements in operating, general and administrative expenses, rent and depreciation, as a percentage of sales, offset by continued investments in lower prices for our customers and increased shrink as a percentage of sales.

The following table provides a reconciliation of operating profit to FIFO operating profit, FIFO operating profit, excluding fuel, and FIFO operating profit, excluding fuel and the non-tax adjusted items, for the third quarters and first three quarters of 2013 and 2012:

	Third Quarter Ended				Three Quarters Ended
	November 9, 2013	2013 Percentage of Sales	November 3, 2012	2012 Percentage of Sales	November 9, 2013	2013 Percentage of Sales	November 3, 2012	2012 Percentage of Sales
Sales	$22,505		$21,807		$75,270		$72,598
Fuel sales	4,404		4,520		14,936		14,643

Sales excluding fuel	$18,101		$17,287		$60,334		$57,955

Operating profit	$534	2.37%	$596	2.73%	$2,007	2.67%	$1,944	2.68%
LIFO charge	13	0.06%	15	0.07%	42	0.06%	96	0.13%

FIFO operating profit	547	2.43%	611	2.80%	2,049	2.72%	2,040	2.81%
Fuel operating profit	92	2.09%	64	1.42%	203	1.36%	179	1.22%

FIFO operating profit excluding fuel	455	2.51%	547	3.16%	1,846	3.06%	1,861	3.21%
Non-tax Adjusted items	2		115		4		115

FIFO operating profit excluding fuel and adjusted items	$457	2.52%	$432	2.50%	$1,850	3.07%	$1,746	3.01%

Percentages may not sum due to rounding.

Interest Expense

Net interest expense was $108 million, or 0.48% of total sales, in the third quarter of 2013 and $103 million, or 0.47% of total sales, in the third quarter of 2012.  For the first three quarters of 2013, net interest expense was $336 million, or 0.45% of total sales, in 2013 and $350 million, or 0.48% of total sales, in the first three quarters of 2012.  The increase in net interest expense for the third quarter of 2013, compared to the third quarter of 2012, resulted primarily from a reduced benefit from interest rate swaps, expenses related to our pending merger with Harris Teeter and a higher weighted average interest rate, offset partially by a decrease in net total debt.  The decrease in net interest expense for the first three quarters of 2013, when compared to the same period of 2012, resulted primarily from a decrease in net total debt, offset partially by a reduced benefit from interest rate swaps and expenses related to our pending merger with Harris Teeter.

Income Taxes

The effective income tax rate was 29.3% for the third quarter of 2013 and 35.5% for the third quarter of 2012.  The effective income tax rate was 33.9% and 34.8% for the first three quarters of 2013 and 2012, respectively.  The effective income tax rates for the third quarter and first three quarters of 2013 differed from the federal statutory rate primarily due to the benefit of certain tax items, offset partially by the effect of state income taxes.  The effective tax rate for the third quarter of 2012 approximates the federal statutory rate.  The effective income tax rate for the first three quarters of 2012 differed from the federal statutory rate primarily due to the favorable resolution of certain tax issues, partially offset by the effect of state income taxes.

On September 13, 2013, the U.S. Department of the Treasury and Internal Revenue Service released final tangible property regulations that provide guidance on the tax treatment regarding the deduction and capitalization of expenditures related to tangible property.  The effective date to implement these regulations is for tax years beginning on or after January 1, 2014.  We are currently assessing these rules and the effect on our financial statements, and we believe the adoption of these regulations will not have an effect on net income and will not have a material effect -on the reclassification between long-term deferred tax liabilities and current income tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.9 billion of cash from operating activities during the first three quarters of 2013, compared to $2.3 billion in the first three quarters of 2012.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses and changes in working capital.  Changes in working capital provided cash from operating activities of $372 million in the first three quarters of 2013, compared to a use of cash from working capital of $270 million in the first three quarters of 2012.  The increase in cash provided by changes in working capital for the first three quarters of 2013, compared to the first three quarters of 2012, was primarily due to a decrease in store deposits in-transit and prepaid expenses.  Prepaid expenses decreased $250 million from year-end 2012 in the first three quarters of 2013, reflecting a decrease in the prepayment balance of some employee benefits at year end.

Net cash used by investing activities

We used $1.8 billion of cash for investing activities during the first three quarters of 2013 compared to $1.5 billion during the first three quarters of 2012.  The amount of cash used for investing activities increased in the first three quarters of 2013 versus 2012, primarily due to increased payments for capital investments.

Net cash used by financing activities

We used $993 million of cash for financing activities in the first three quarters of 2013 compared to $533 million in the first three quarters of 2012.  The increase in the amount of cash used for financing activities for the first three quarters of 2013, compared to the first three quarters of 2012, was primarily related to the increase in net payments on commercial paper, partially offset by a reduction in treasury stock purchases and payments on long-term debt and an increase in proceeds from the issuance of long-term debt.  Proceeds from the issuance of common shares resulted from exercises of employee stock options.

Debt Management

As of November 9, 2013, we maintained a $2 billion (with the ability to increase by $500 million) unsecured revolving credit facility that, unless extended, terminates on January 25, 2017.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained two uncommitted money market lines totaling $75 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of November 9, 2013, we had no borrowings under our credit agreement or money market lines.  As of November 9, 2013, we had $425 million of outstanding commercial paper.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $13 million as of November 9, 2013.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants.  As of November 9, 2013, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $589 million to $8.3 billion as of the end of the third quarter of 2013, from $8.9 billion as of the end of the third quarter of 2012.  Total debt decreased $609 million as of the end of the third quarter of 2013, from $8.9 billion as of year-end 2012.  The decrease as of the end of the third quarter of 2013, compared to the end of the third quarter of 2012, resulted primarily from the reduction in borrowings under the credit facility and outstanding commercial paper in the last four quarters of $689 million.  The decrease as of the end of the third quarter of 2013, compared to year-end 2012, resulted primarily from the reduction in commercial paper of $1.2 billion and the payment of $400 million of senior notes bearing an interest rate of 5.0%, partially offset by the issuance of $600 million of senior notes bearing an interest rate of 3.85% and $400 million of senior notes bearing an interest rate of 5.15% in July of 2013 (“July debt issuance”).  The proceeds from the July debt issuance were primarily used for the payment of $400 million of senior notes bearing an interest rate of 5.0% and payment on a portion of the outstanding commercial paper in the first three quarters of 2013.  Additional payments on outstanding commercial paper were made using cash flow partially due to an increase in net cash provided by operating activities and not repurchasing as many common shares in the first three quarters of 2013, as we did in the first three quarters of 2012.  Long-term debt for the first three quarters of 2013, compared to year-end 2012, increased by $1 billion due to the July debt issuance.  The current portion of long term debt for the first three quarters of 2013, compared to year-end 2012, decreased due to the reduction in commercial paper of $1.2 billion and the payment of $400 million of senior notes bearing an interest rate of 5.0%.

Over the next 12 months, we anticipate refinancing approximately $600 million of debt maturing in the fourth quarter of fiscal year 2013, excluding any financing related to the pending Harris Teeter merger.  We currently have $250 million notional amount of forward starting interest rate swaps to effectively hedge the changes in future benchmark interest rates on a portion of our expected issuances of fixed rate debt.

Common Share Repurchase Program

During the third quarter of 2013, we invested $148 million to repurchase 3.6 million Kroger common shares at an average price of $41.25 per share.  For the first three quarters of 2013, we invested $384 million to repurchase 10.4 million Kroger common shares at an average price of $36.78 per share.  These shares were reacquired under two separate share repurchase programs.  The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors on October 16, 2012.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to be approximately $3.8 billion, excluding the potential merger with Harris Teeter Supermarkets, Inc.  The estimated liquidity needs over the next twelve months of $3.8 billion includes anticipated requirements for working capital, capital investments, interest payments and scheduled principal payments of debt, offset by cash and temporary cash investments on hand at the end of the third quarter of 2013.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $600 million of debt maturing in the next twelve months, which is included in the $3.8 billion in estimated liquidity needs.  Based on the current market environment, we expect to refinance this debt on favorable terms.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

During the second quarter of 2013, we entered into a bridge loan facility to provide additional funds, if necessary, for our merger with Harris Teeter Supermarkets, Inc.  We expect to fund the merger through a combination of cash on hand and the issuance of short-term and long-term debt.

CAPITAL INVESTMENTS

Capital investments, excluding the purchase of leased facilities, totaled $641 million for the third quarter of 2013 compared to $474 million for the third quarter of 2012.  Capital investments, excluding acquisitions and the purchase of leased facilities, totaled $1.8 billion in the first three quarters of 2013 and $1.5 billion in the first three quarters of 2012.  During the third quarter of 2013, capital investments for the purchase of leased facilities totaled $89 million compared to $6 million for the third quarter of 2012.  During the first three quarters of 2013, capital expenditures for the purchase of leased facilities totaled $108 million compared to $24 million for the first three quarters of 2012.  During the third quarter of 2013, we opened, acquired, expanded or relocated 13 food stores and also completed 71 minor and major within-the-wall remodels.  During the first three quarters of 2013, we opened, acquired, expanded or relocated 32 food stores and also completed 132 minor and major within-the-wall remodels.  Total food store square footage at the end of the third quarter of 2013 increased 0.4% from the end of the third quarter of 2012.  Excluding acquisitions and operational closings, total food store square footage at the end of the third quarter of 2013 increased 1.3% over the end of the third quarter of 2012.

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

The following table provides a calculation of ROIC for the rolling four quarters on a 52 week basis ended November 9, 2013 and November 3, 2012 ($ in millions):

	Rolling Four Quarters Ended
	November 9, 2013	November 3, 2012
Return on Invested Capital
Numerator
Operating profit	$2,826	$1,518
53rd week operating profit adjustment	(99)	—
LIFO charge	1	170
Depreciation	1,687	1,658
Rent	623	614
53rd week rent adjustment	(12)	—
UFCW pension plan consolidation charge	—	953
Adjustments for the UFCW consolidated pension plan liability and credit card settlement	—	(115)
Other	4	—
Adjusted operating profit	$5,030	$4,798

Denominator
Average total assets	$25,057	$24,286
Average taxes receivable(1)	—	(26)
Average LIFO reserve	1,140	1,054
Average accumulated depreciation(2)	14,812	13,852
Average trade accounts payable	(4,862)	(4,693)
Average accrued salaries and wages	(998)	(977)
Average other current liabilities(3)	(2,567)	(2,436)
Rent x 8	4,888	4,912
Average invested capital	$37,470	$35,972
Return on Invested Capital	13.42%	13.34%

(1)         As of November 9, 2013, November 3, 2012 and November 5, 2011, taxes receivable were $0, $0 and $53, respectively.

(2)         As of November 9, 2013, November 3, 2012 and November 5, 2011, accumulated depreciation was $15,310, $14,314 and $13,390, respectively.

(3)         As of November 9, 2013, November 3, 2012 and November 5, 2011, other current liabilities included accrued income taxes of $136, $77 and $0, respectively.  Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

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

•                           We expect net earnings per diluted share in the range of $2.73-$2.80 for fiscal year 2013, excluding certain tax items and the effect of the pending Harris Teeter merger.

•                           Looking forward to 2014, we expect net earnings per diluted share growth of 8 - 11%, excluding the effect of the pending Harris Teeter merger and tax items, which is consistent with our long-term growth strategy.

•                           We expect identical supermarket sales growth, excluding fuel sales, of 3.0%-3.5% for the fourth quarter of 2013.

•                           We expect FIFO non-fuel operating margin for 2013 to expand slightly compared to 2012, excluding the 53rd week in fiscal 2012 and the 2012 and 2013 adjusted items.

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

•                           We expect capital investments for 2013 to increase to approximately $2.4 billion, excluding mergers, acquisitions and purchases of leased facilities.  We also expect capital investments to increase incrementally $200 million each year over the next few years, excluding mergers, acquisitions and purchases of leased facilities, to accomplish our strategy.  We expect total food store square footage for 2013 to grow approximately 1.5% before mergers, acquisitions and operational closings.

•                           We expect that our effective tax rate for the fourth quarter of 2013 will be approximately 35.5%, excluding the effect of the resolution of any tax issues and benefits from certain tax items.

•                           We do not anticipate goodwill impairments in 2013.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include the specific risk factors identified in the Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and any subsequent filings, as well as the following:

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

•                           Our ability to use cash flow to continue to maintain our investment grade debt rating and repurchase shares, pay dividends and fund capital investments, could be affected by unanticipated increases in net total debt, our inability to generate cash flow at the levels anticipated, and our failure to generate expected earnings.

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

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly during the remainder of 2013.

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

Item 4.         Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 9, 2013, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended November 9, 2013, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
August 18, 2013 to September 14, 2013	157,300	$37.65	157,300	$446
Second four weeks
September 15, 2013 to October 12, 2013	1,639,827	$40.47	1,639,827	$446
Third four weeks
October 13, 2013 to November 9, 2013	1,805,776	$42.24	1,805,776	$405
Total	3,602,903	$41.23	3,602,903	$341

(1)         The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of 2013 contained three 28-day periods.

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

THE KROGER CO.

Dated: December 13, 2013	By:	/s/ David B. Dillon
David B. Dillon
Chairman of the Board and Chief Executive Officer

Dated: December 13, 2013	By:	/s/ J. Michael Schlotman
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