Form 10-K
period 2014-02-01
KROGER CO
filed 2014-04-01
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014.

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

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of August 17, 2013:  $19.8 billion.  There were 510,765,637 shares of Common Stock ($1 par value) outstanding as of March 28, 2014.

Documents Incorporated by Reference:

Portions of the proxy statement to be filed pursuant to Regulation 14A of the Exchange Act on or before June 2, 2014, are incorporated by reference into Part III of this Form 10-K.

PART I

FORWARD LOOKING STATEMENTS.

This Annual Report on Form 10-K contains forward-looking statements about our future performance.  These statements are based on management’s assumptions and beliefs in light of the information currently available that involve a number of known and unknown risks, uncertainties and other important factors, including the risks and other factors discussed in “Risk Factors” and “Outlook” below, that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward looking statements.  Such statements are indicated by words such as “comfortable,” “committed,” “will,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” “plan,” and similar words or phrases.  Moreover, statements in Risk Factors, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), “Outlook,” and elsewhere in this report that speculate about future events are forward-looking statements.

ITEM 1.                        BUSINESS.

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of February 1, 2014, the Company was one of the largest retailers in the world based on annual sales.  The Company also manufactures and processes some of the food for sale in its supermarkets.  The Company’s principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202, and its telephone number is (513) 762-4000.  The Company maintains a web site (www.thekrogerco.com) that includes additional information about the Company.  The Company makes available through its web site, free of charge, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and its interactive data files, including amendments.  These forms are available as soon as reasonably practicable after the Company has filed them with, or furnished them electronically to, the SEC.

The Company’s revenues are earned and cash is generated as consumer products are sold to customers in its stores. The Company earns income predominantly by selling products at price levels that produce revenues in excess of its costs to make these products available to its customers.  Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses.  The Company’s fiscal year ends on the Saturday closest to January 31.  All references to 2013, 2012 and 2011 are to the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively, unless specifically indicated otherwise.

EMPLOYEES

As of February 1, 2014, the Company employed approximately 375,000 full- and part-time employees. A majority of the Company’s employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 300 such agreements, usually with terms of three to five years.

STORES

As of February 1, 2014, the Company operated, either directly or through its subsidiaries, 2,640 supermarkets and multi-department stores, 1,240 of which had fuel centers.  Approximately 45% of these supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land.  The Company’s current strategy emphasizes self-development and ownership of store real estate.  The Company’s stores operate under several banners that have strong local ties and brand recognition.  Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

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

Marketplace stores are smaller in size than multi-department stores.  They offer full-service grocery, pharmacy and health and beauty care departments as well as an expanded perishable offering and general merchandise area that includes apparel, home goods and toys.

Price impact warehouse stores offer a “no-frills, low cost” warehouse format and feature everyday low prices plus promotions for a wide selection of grocery and health and beauty care items. Quality meat, dairy, baked goods and fresh produce items provide a competitive advantage. The average size of a price impact warehouse store is similar to that of a combo store.

In addition to the supermarkets, as of February 1, 2014, the Company operated through subsidiaries 786 convenience stores and 320 fine jewelry stores.  All 144 of our fine jewelry stores located in malls are operated in leased locations.  In addition, 83 convenience stores were operated by franchisees through franchise agreements.  Approximately 54% of the convenience stores operated by subsidiaries were operated in Company-owned facilities. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline.

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

MERCHANDISING AND MANUFACTURING

Corporate brand products play an important role in the Company’s merchandising strategy.  Our supermarkets, on average, stock approximately 13,000 private label items.  The Company’s corporate brand products are primarily produced and sold in three “tiers.”  Private Selection is the premium quality brand designed to be a unique item in a category or to meet or beat the “gourmet” or “upscale” brands.  The “banner brand” (Kroger, Ralphs, King Soopers, etc.), which represents the majority of the Company’s private label items, is designed to satisfy customers with quality products.  Before Kroger will carry a banner brand product we must be satisfied that the product quality meets our customers’ expectations in taste and efficacy, and we guarantee it.  Kroger Value is the value brand, designed to deliver good quality at a very affordable price.  In addition, the Company continues to grow its other brands, including Simple Truth and Simple Truth Organic.  Both Simple Truth and Simple Truth Organic are free from 101 artificial preservatives and ingredients that customers have told us they do not want in their food, and the Simple Truth Organic products are USDA certified organic.

Approximately 40% of the corporate brand units sold are produced in the Company’s manufacturing plants; the remaining corporate brand items are produced to the Company’s strict specifications by outside manufacturers. The Company performs a “make or buy” analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases.  As of February 1, 2014, the Company operated 38 manufacturing plants. These plants consisted of 18 dairies, nine deli or bakery plants, five grocery product plants, two beverage plants, two meat plants and two cheese plants.

SEASONALITY

The majority of our revenues are generally not seasonal in nature.  However, revenues tend to be higher during the major holidays throughout the year.

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

COMPETITIVE ENVIRONMENT

The operating environment for the food retailing industry continues to be characterized by intense price competition, aggressive supercenter expansion, increasing fragmentation of retail formats, entry of non-traditional competitors and market consolidation.  We have developed a strategic plan that we believe provides a balanced approach that will enable Kroger to meet the wide-ranging needs and expectations of our customers in this challenging economic environment.  However, the nature and extent to which our competitors implement various pricing and promotional activities in response to increasing competition, including our execution of our strategic plan, and our response to these competitive actions, can adversely affect our profitability.  Our profitability and growth have been, and could continue to be, adversely affected by changes in the overall economic environment that affect consumer spending, including discretionary spending.

PRODUCT SAFETY

Customers count on Kroger to provide them with safe food and drugs, and other merchandise.  Concerns regarding the safety of the products that Kroger sells could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply even if the basis for the concern is outside of our control.  Any lost confidence on the part of our customers would be difficult and costly to reestablish.  Any issue regarding the safety of items sold by Kroger, regardless of the cause, could have a substantial and adverse effect on our financial condition, results of operations, or cash flows.

LABOR RELATIONS

A majority of our employees are covered by collective bargaining agreements with unions, and our relationship with those unions, including a prolonged work stoppage affecting a substantial number of locations, could have a material adverse effect on our results.

We are a party to approximately 300 collective bargaining agreements.  We have various labor agreements that will be negotiated in 2014, covering store employees in Cincinnati, Atlanta, Southern California, New Mexico, Richmond/Hampton Roads, West Virginia and Arizona, and an agreement with Teamsters covering several distribution and manufacturing facilities.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions.  A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.  Further, if we are unable to control health care, pension and wage costs, or if we have insufficient operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse effect on our financial condition, results of operations, or cash flows.

STRATEGY EXECUTION

Our strategy focuses on improving our customers’ shopping experiences through improved service, product quality and selection and price.  Successful execution of this strategy requires a balance between sales growth and earnings growth.  Maintaining this strategy requires the ability to develop and execute plans to generate cost savings and productivity improvements that can be invested in the merchandising and pricing initiatives necessary to support our customer-focused programs, as well as recognizing and implementing organizational changes as required.  If we are unable to execute our plans, or if our plans fail to meet our customers’ expectations, our sales and earnings growth could be adversely affected.

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

INDEBTEDNESS

As of year-end 2013, Kroger’s outstanding indebtedness, including capital leases and financing obligations, totaled approximately $11.3 billion.  This indebtedness could reduce our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us vulnerable to future economic downturns as well as competitive pressures.  If debt markets do not permit us to refinance certain maturing debt, we may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness.  Changes in our credit ratings, or in the interest rate environment, could have an adverse effect on our financing costs and structure.

LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims and other proceedings.  Other legal proceedings purport to be brought as class actions on behalf of similarly situated parties.  Some of these proceedings could result in a substantial loss to Kroger.  We estimate our exposure to these legal proceedings and establish accruals for the estimated liabilities, where it is reasonably possible to estimate and where an adverse outcome is probable.  Assessing and predicting the outcome of these matters involves substantial uncertainties.  Adverse outcomes in these legal proceedings, or changes in our evaluations or predictions about the proceedings, could have a material adverse effect on our financial results.  Please also refer to the “Legal Proceedings” section in Item 3 and Note 13 to the Consolidated Financial Statements.

MULTI-EMPLOYER PENSION OBLIGATIONS

As discussed in more detail below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Multi-Employer Pension Plans,” Kroger contributes to several multi-employer pension plans based on obligations arising under collective bargaining agreements with unions representing employees covered by those agreements.  We believe that the present value of actuarially accrued liabilities in most of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits, and we expect that the Company’s contributions to those funds, excluding all payments to the United Food and Commercial Workers International Union (“UFCW”) consolidated pension plan and the pension plans that were consolidated into the UFCW consolidated pension plan, will increase over the next few years.  A significant increase to those funding requirements could adversely affect our financial condition, results of operations, or cash flows.  Despite the fact that the pension obligations of these funds are not the liability or responsibility of the Company, except as noted below, there is a risk that the agencies that rate Kroger’s outstanding debt instruments could view the underfunded nature of these plans unfavorably when determining their ratings on our debt securities.  Any downgrading of Kroger’s debt ratings likely would adversely affect Kroger’s cost of borrowing and access to capital.

We also currently bear the investment risk of one of the larger multi-employer pension plans in which we participate.  In addition, we have been designated as the named fiduciary of this fund with sole investment authority of the assets of the fund.  If investment results fail to meet our expectations, we could be responsible for the shortfall, which could have an adverse effect on our business, financial condition, results of operations, or cash flows.

INTEGRATION OF NEW BUSINESS

We enter into mergers and acquisitions with expected benefits including, among other things, operating efficiencies, procurement savings, innovation, sharing of best practices and increased market share that may allow for future growth.  Achieving the anticipated benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of geographically separate organizations, the possibility of imprecise assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses and delays, and competitive factors in the marketplace.  We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues.  Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention.  If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition and results of operations.

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

FUEL

We sell a significant amount of gasoline, which could face increased regulation and demand could be affected by concerns about the effect of emissions on the environment as well as retail price increases.  The effect on the environment could be manifested by extreme weather conditions, such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels.  We are unable to predict future regulations, environmental effects, political unrest, acts of terrorism and other matters that may affect the cost and availability of fuel, and how our customers will react, which could adversely affect our financial condition, results of operations, or cash flows.

CURRENT ECONOMIC CONDITIONS

The economic recovery remains fragile and uneven.  Our operating results could be materially impacted by changes in overall economic conditions that impact consumer confidence and spending, including discretionary spending.  Future economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, tax rates, the impact of natural disasters or acts of terrorism, and other matters could reduce consumer spending.  Increased fuel prices could also have an effect on consumer spending and on our costs of producing and procuring products that we sell.  Our ability to pass higher prices along to consumers due to inflation or other reasons could have an effect on consumer spending.  We are unable to predict how the global economy and financial markets will perform.  If the global economy and financial markets do not perform as we expect, it could adversely affect our financial condition, results of operations, or cash flows

WEATHER AND NATURAL DISASTERS

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

GOVERNMENT REGULATION

Our stores are subject to various laws, regulations, and administrative practices that affect our business. We must comply with numerous provisions regulating, among other things, health and sanitation standards, food labeling and safety, equal employment opportunity, minimum wages, and licensing for the sale of food, drugs, and alcoholic beverages. We cannot predict future laws, regulations, interpretations, administrative orders, or applications, or the effect they will have on our operations. They could, however, significantly increase the cost of doing business.  They also could require the reformulation of some of the products that we sell (or manufacture for sale to third parties) to meet new standards.  We also could be required to recall or discontinue the sale of products that cannot be reformulated.  These changes could result in additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, or scientific substantiation.  Any or all of these requirements could have an adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                        PROPERTIES.

As of February 1, 2014, the Company operated more than 3,800 owned or leased supermarkets, convenience stores, fine jewelry stores, distribution warehouses and manufacturing plants through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. While the Company’s current strategy emphasizes ownership of store real estate, a majority of the properties used to conduct the Company’s business are leased.

The Company generally owns store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment. The total cost of the Company’s owned assets and capitalized leases, at February 1, 2014, was $32.4 billion while the accumulated depreciation was $15.5 billion.

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

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

The following table sets forth the high and low sales prices for our common shares on the New York Stock Exchange for each full quarterly period of the two most recently completed fiscal years:

COMMON SHARE PRICE RANGE

	2013		2012
Quarter	High	Low	High	Low
1st	$35.44	$27.53	$24.78	$21.76
2nd	$39.98	$32.77	$23.22	$20.98
3rd	$43.85	$35.91	$25.44	$21.57
4th	$42.73	$35.71	$28.00	$24.19

Main trading market: New York Stock Exchange (Symbol KR)

Number of shareholders of record at year-end 2013:                  30,587

Number of shareholders of record at March 28, 2014:          30,449

During 2012, the Company paid three quarterly cash dividends of $0.115 per share and one quarterly dividend of $0.15 per share.  During 2013, the Company paid three quarterly dividends of $0.15 per share and one quarterly dividend of $0.165 per share.  On March 1, 2014, the Company paid a quarterly dividend of $0.165 per share.  On March 13, 2014, the Company announced that its Board of Directors has declared a quarterly dividend of $0.165 per share, payable on June 1, 2014, to shareholders of record at the close of business on May 15, 2014.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the five-year cumulative total shareholder return on Kroger’s common shares, based on the market price of the common shares and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and a peer group composed of food and drug companies.

	Base Period	INDEXED RETURNS Years Ending
Company Name/Index	2008	2009	2010	2011	2012	2013
The Kroger Co.	100	96.85	97.93	113.86	133.45	175.77
S&P 500 Index	100	133.14	162.67	171.34	201.50	242.42
Peer Group	100	123.89	134.49	141.36	170.73	193.17

Kroger’s fiscal year ends on the Saturday closest to January 31.

*                 Total assumes $100 invested on January 31, 2009, in The Kroger Co., S&P 500 Index, and the Peer Group, with reinvestment of dividends.

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

(c)

The following table presents information on our purchases of our common shares during the fourth quarter of 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in millions)
First period - four weeks
November 10, 2013 to December 7, 2013	1,525,832	$41.99	1,525,832	$281
Second period - four weeks
December 8, 2013 to January 4, 2014	1,776,028	$40.04	1,776,028	$214
Third period — four weeks
January 5, 2014 to February 1, 2014	2,407,317	$37.91	2,407,317	$129

Total	5,709,177	$39.66	5,709,177	$129

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2013 contained three 28-day periods.

(2)

Shares were repurchased under (i) a $500 million share repurchase program, authorized by the Board of Directors and announced on October 16, 2012 and (ii) a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. Total shares purchased include shares that were surrendered to the Company by participants under the Company’s long-term incentive plans to pay for taxes on restricted stock awards. On March 13, 2014, the Company announced a new $1 billion share repurchase program that was authorized by the Board of Directors, replacing the program identified in clause (i) above.

(3)

The amounts shown in this column reflect amounts remaining, as of February 1, 2014, under the $500 million share repurchase program referenced in clause (i) of Note 2 above. Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

ITEM 6.                        SELECTED FINANCIAL DATA.

	Fiscal Years Ended
	February 1, 2014 (52 weeks)	February 2, 2013 (53 weeks)*	January 28, 2012 (52 weeks)*	January 29, 2011 (52 weeks)*	January 30, 2010 (52 weeks)*
	(In millions, except per share amounts)
Sales	$98,375	$96,619	$90,269	$81,967	$76,538
Net earnings including noncontrolling interests	1,531	1,508	596	1,133	57
Net earnings attributable to The Kroger Co.	1,519	1,497	602	1,116	70
Net earnings attributable to The Kroger Co. per diluted common share	2.90	2.77	1.01	1.74	0.11
Total assets	29,281	24,634	23,454	23,505	23,126
Long-term liabilities, including obligations under capital leases and financing obligations	13,181	9,359	10,405	10,137	10,473
Total shareowners’ equity — The Kroger Co.	5,384	4,207	3,981	5,296	4,852
Cash dividends per common share	0.615	0.495	0.43	0.39	0.365

* Certain prior year amounts have been revised or reclassified to conform to current year presentation.  For further information, see Note 1 to the Consolidated Financial Statements.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations of The Kroger Co. should be read in conjunction with the “Forward-looking Statements” section set forth in Part I, the “Risk Factors” section set forth in Item 1A of Part I and “Outlook” below.

OUR BUSINESS

The Kroger Co. was founded in 1883 and incorporated in 1902.  It is one of the nation’s largest retailers, as measured by revenue, operating 2,640 supermarket and multi-department stores under two dozen banners including Kroger, City Market, Dillons, Food 4 Less, Fred Meyer, Fry’s, Harris Teeter, Jay C, King Soopers, QFC, Ralphs and Smith’s.  Of these stores, 1,240 have fuel centers.  We also operate 786 convenience stores, either directly or through franchisees, and 320 fine jewelry stores.

Kroger operates 38 manufacturing plants, primarily bakeries and dairies, which supply approximately 40% of the corporate brand units sold in our retail outlets.

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

On January 28, 2014, we closed our merger with Harris Teeter Supermarkets, Inc. (“Harris Teeter”) by purchasing 100% of the Harris Teeter outstanding common stock for approximately $2.4 billion.  The merger allows us to expand into the fast-growing southeastern and mid-Atlantic markets and into Washington, D.C.  Harris Teeter is included in our ending Consolidated Balance Sheet, but because of the timing of the merger closing late in the year its results of operations were not material to our consolidated results of operations for 2013.  See Note 2 to the Consolidated Financial Statements for more information related to our merger with Harris Teeter.

OUR 2013 PERFORMANCE

We achieved outstanding results in 2013.  Our business strategy continues to resonate with a full range of customers and our results reflect the balance we seek to achieve across our business including positive identical sales growth, increases in loyal household count, and good cost control, as well as growth in net earnings and net earnings per diluted share.  Our 2013 net earnings were $1.5 billion or $2.90 per diluted share, compared to $1.5 billion, or $2.77 per diluted share for the same period of 2012.  The net earnings for 2013 include a net benefit of $23 million, which includes benefits from certain tax items of $40 million, offset partially by after-tax expense of $17 million ($7 million in interest and $10 million in operating, general and administrative expenses) in costs related to our merger with Harris Teeter (“2013 adjusted items”).  See Note 5 to the Consolidated Financial Statements for more information relating to the benefits from certain tax items.  For 2012, our net earnings include an estimated after-tax amount of $58 million or $0.11 per diluted share due to a 53rd week in fiscal year 2012 (the “extra week”).  In addition, 2012 net earnings benefited by $74 million after-tax or $0.14 per diluted share from a settlement with Visa and MasterCard and from a reduction in our obligation to fund the UFCW consolidated pension fund created in January 2012.  Excluding the 2013 adjusted items, net earnings for 2013 totaled $1.5 billion, or $2.85 per diluted share, compared to net earnings in 2012 of $1.4 billion, or $2.52 per diluted share, excluding the Visa and MasterCard settlement, the UFCW consolidated pension fund adjustment and the extra week in 2012.  We believe adjusted net earnings and adjusted net earnings per diluted share present a more accurate year-over-year comparison of our financial results because the adjusted items were not directly related to our day-to-day business.  After accounting for these 2013 and 2012 adjusted items, our adjusted net earnings per diluted share for 2013 represents a 13% increase, compared to 2012.  Please refer to the “Net Earnings” section for more information.

Our identical supermarket sales increased 3.6%, excluding fuel, in 2013, compared to 2012.  We have achieved 41 consecutive quarters of positive identical supermarket sales growth, excluding fuel.  As we continue to outpace many of our competitors on identical supermarket sales growth, we continue to gain market share.  We focus on identical supermarket sales growth, excluding fuel, as it is a key performance target for our long-term growth strategy.

Increasing market share is an important part of our long-term strategy as it best reflects how our products and services resonate with customers.  Market share growth allows us to spread the fixed costs in our business over a wider revenue base.  Our fundamental operating philosophy is to maintain and increase market share by offering customers good prices and superior products and service.  Based on Nielsen POS+ data, our estimated market share increased in total by approximately 50 basis points in 2013 across our 18 marketing areas outlined by the Nielsen report.  This information also indicates that our market share increased in 16 of the marketing areas and declined in two.  Wal-Mart supercenters are one of our top two competitors in 13 of these 18 marketing areas.  In these 13 marketing areas, our market share increased in 12 and slightly declined in one.  These market share results reflect our long-term strategy of market share growth.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for 2013 compared to 2012 and for 2012 compared to 2011.  Comparability is affected by income and expense items that fluctuated significantly between and among the periods and an extra week in 2012.

Net Earnings

Net earnings totaled $1.5 billion in 2013, $1.5 billion in 2012 and $602 million in 2011.  The net earnings for 2013 include a net benefit of $23 million, after tax, related to the 2013 adjusted items.  The net earnings for 2012 include a benefit from net earnings of approximately $58 million, after-tax, for the extra week and a net $74 million, after-tax, benefit for the settlement with Visa and MasterCard and a reduction in our obligation to fund the UFCW consolidated pension fund created in January 2012 (“2012 adjusted items”).  The net earnings for 2011 include a UFCW consolidated pension plan charge totaling $591 million, after-tax (“2011 adjusted item”).  Excluding these benefits and charges for adjusted items in 2013, 2012 and 2011, adjusted net earnings were $1.5 billion in 2013, $1.4 billion in 2012 and $1.2 billion in 2011.  2013 adjusted net earnings improved, compared to adjusted net earnings in 2012, due to an increase in first-in, first-out (“FIFO”) non-fuel operating profit and decreased interest expense, partially offset by increased income tax expense.  2012 adjusted net earnings improved, compared to adjusted net earnings in 2011, due to an increase in FIFO non-fuel operating profit, increased net earnings from our fuel operations and a last-in, first-out (“LIFO”) charge of $55 million (pre-tax), compared to a LIFO charge of $216 million (pre-tax) in 2011, partially offset by increased interest expense and income tax expense.

2013 net earnings per diluted share totaled $2.90, and adjusted net earnings per diluted share totaled $2.85, which excludes the 2013 adjusted items.  2012 net earnings per diluted share totaled $2.77, and adjusted net earnings per diluted share totaled $2.52, which excludes the 2012 adjusted items.  2011 net earnings per diluted share totaled $1.01, and adjusted net earnings per diluted share in 2011 totaled $2.00, which excludes the 2011 adjusted item.  Adjusted net earnings per diluted share in 2013, compared to adjusted net earnings per diluted share in 2012, increased primarily due to fewer shares outstanding as a result of the repurchase of Kroger common shares, increased FIFO non-fuel operating profit and decreased interest expense, partially offset by increased income tax expense.  Adjusted net earnings per diluted share in 2012, compared to adjusted net earnings per diluted share in 2011, increased primarily due to fewer shares outstanding as a result of the repurchase of Kroger common shares, increased FIFO non-fuel operating profit, increased net earnings from our fuel operations and a decrease in the LIFO charge to $55 million (pre-tax), compared to a LIFO charge of $216 million (pre-tax) in 2011, partially offset by increased interest expense and income tax expense.

Management believes adjusted net earnings (and adjusted net earnings per diluted share) are useful metrics to investors and analysts because the adjusted items referenced above in net earnings and net earnings per diluted share are not directly related to our day-to-day business.  Adjusted net earnings (and adjusted net earnings per diluted share) are non-generally accepted accounting principle (“non-GAAP”) financial measures and should not be considered alternatives to net earnings (and net earnings per diluted share) or any other generally accepted accounting principle (“GAAP”) measure of performance.  Adjusted net earnings (and adjusted net earnings per diluted share) should not be reviewed in isolation or considered substitutes for our financial results as reported in accordance with GAAP.  Management uses adjusted net earnings (and adjusted net earnings per diluted share) as it believes these measures are more meaningful indicators of ongoing operating performance since, as adjusted, those earnings relate more directly to our day-to-day operations.  Management also uses adjusted net earnings (and adjusted net earnings per diluted share) to measure our progress against internal budgets and targets.  In addition, management takes into account adjusted net earnings when calculating management incentive programs.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to net earnings attributable to The Kroger Co. excluding the adjusted items and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to the net earnings attributable to The Kroger Co. per diluted common share excluding the adjusted items, for 2013, 2012 and 2011:

Net Earnings per Diluted Share excluding the Adjustment Items

(in millions, except per share amounts)

	2013	2012	2011
Net earnings attributable to The Kroger Co.	$1,519	$1,497	$602
Benefit from certain tax items offset by Harris Teeter merger costs(1)	(23)	—	—
53rd week adjustment (1)	—	(58)	—
Adjustment for the UFCW consolidated pension plan liability and credit card settlement (1)	—	(74)	—
UFCW pension plan consolidation charge (1)	—	—	591

Net earnings attributable to The Kroger Co. excluding the adjustment items above	$1,496	$1,365	$1,193

Net Earnings attributable to The Kroger Co. per diluted common share	$2.90	$2.77	$1.01
Benefit from certain tax items offset by Harris Teeter merger costs (2)	(0.05)	—	—
53rd week adjustment (2)	—	(0.11)	—
Adjustments for the UFCW consolidated pension plan liability and credit card settlement (2)	—	(0.14)	—
UFCW pension plan consolidation charge (2)	—	—	0.99

Net earnings attributable to The Kroger Co. per diluted common share excluding the adjustment items above	$2.85	$2.52	$2.00

Average numbers of common shares used in diluted calculation	520	537	593

(1)

The amounts presented represent the after-tax effect of each adjustment. Pre-tax amounts were $27 for Harris Teeter merger costs in 2013, $91 for the 53rd week adjustment in 2012, $115 for the adjustment for the UFCW consolidated pension plan liability and credit card settlement in 2012 and $953 for the UFCW pension plan consolidation charge in 2011.

(2)	The amounts presented represent the net earnings per diluted common share effect of each adjustment.

Sales

Total Sales

(in millions)

	2013	Percentage Increase(2)	2012	2012 Adjusted (3)	Percentage Increase(4)	2011
Total supermarket sales without fuel	$76,666	4.0%	$75,179	$73,733	3.8%	$71,004
Fuel sales	18,962	3.0%	18,896	18,413	8.9%	16,901
Other sales(1)	2,747	9.2%	2,544	2,515	6.4%	2,364

Total sales	$98,375	3.9%	$96,619	$94,661	4.9%	$90,269

(1)

Other sales primarily relate to sales at convenience stores, excluding fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; a specialty pharmacy; and in-store health clinics.

(2)	This column represents the percentage increase in 2013, compared to adjusted sales in 2012.
(3)	The 2012 adjusted column represents the items presented in the 2012 column as adjusted to remove the extra week.
(4)	This column represents the percentage increase in adjusted sales in 2012, compared to 2011.

Total sales increased in 2013, compared to 2012, by 1.82%.  The increase in 2013 total sales, compared to 2012, was primarily due to our identical supermarket sales increase, excluding fuel, of 3.6%, partially offset by the extra week in fiscal 2012.  Total sales increased in 2013, compared to 2012 adjusted total sales, by 3.9%.  The increase in 2013 total sales, compared to 2012 adjusted total sales, was primarily due to our identical supermarket sales increase, excluding fuel, of 3.6%.  Identical supermarket sales, excluding fuel, increased in 2013, compared to 2012, primarily due to an increase in average sale per customer, partially due to inflation, and an increase in the transaction count.

Total sales increased in 2012, compared to 2011, by 7.0%.  The increase in 2012 total sales, compared to 2011, was primarily due to our identical supermarket sales increase, excluding fuel, of 3.5%, increased fuel sales of 8.9% and the extra week in fiscal 2012. Adjusted total sales increased in 2012, compared to 2011, by 4.9%.  The increase in 2012 adjusted total sales, compared to 2011 total sales, was primarily due to our identical supermarket sales increase, excluding fuel, of 3.5% and an increase in fuel sales of 8.9%.  Identical supermarket sales, excluding fuel, increased in 2012, adjusted for the extra week, compared to 2011, primarily due to an increase in the average sale per customer, partially due to inflation, and an increase in the transaction count.  Total fuel sales increased in 2012, adjusted for the extra week, compared to 2011, primarily due to an increase in fuel gallons sold of 7.8% and an increase in the average retail fuel price of 1.7%.  The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Although identical supermarket sales is a relatively standard term, numerous methods exist for calculating identical supermarket sales growth.  As a result, the method used by our management to calculate identical supermarket sales may differ from methods other companies use to calculate identical supermarket sales.  We urge you to understand the methods used by other companies to calculate identical supermarket sales before comparing our identical supermarket sales to those of other such companies.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket identical sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical Fred Meyer multi-department stores.  We calculate annualized identical supermarket sales by adding together four quarters of identical supermarket sales.  Our identical supermarket sales results are summarized in the table below, based on the 52-week period of 2013, compared to the previous year results adjusted to a comparable 52 week period.

Identical Supermarket Sales

(dollars in millions)

	2013	2012(1)
Including supermarket fuel centers	$88,482	$85,661
Excluding supermarket fuel centers	$74,095	$71,541

Including supermarket fuel centers	3.3%	4.5%
Excluding supermarket fuel centers	3.6%	3.5%

(1)

Identical supermarket sales for 2013 were calculated on a 52 week basis by excluding week 1 of fiscal 2012 in our 2012 identical supermarket sales base. Identical supermarket sales for 2012 were calculated on a 53 week basis by including week 1 of fiscal 2012 in our 2011 identical supermarket sales base.

Gross Margin and FIFO Gross Margin

Our gross margin rates, as a percentage of sales, were 20.57% in 2013, 20.59% in 2012 and 20.92% in 2011.  The decrease in 2013, compared to 2012, resulted primarily from continued investments in lower prices for our customers and increased shrink and advertising costs, as a percentage of sales, offset partially by a growth rate in retail fuel sales that was lower than the total Company sales growth rate.  Our retail fuel operations lower our gross margin rate, as a percentage of sales, due to the very low gross margin on retail fuel sales as compared to non-fuel sales.  A lower growth rate in retail fuel sales, as compared to the growth rate for the total Company, increases the gross margin rates, as a percentage of sales, when compared to the prior year.  The decrease in gross margin rates in 2012, compared to 2011, resulted primarily from a higher growth rate in fuel sales, as compared to the growth rate for the total Company, continued investments in lower prices for our customers and increased shrink and warehousing costs, as a percentage of sales, offset partially by a decrease in the LIFO charge as a percentage of sales.

We calculate FIFO gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the LIFO charge.  Merchandise costs exclude depreciation and rent expenses.  Our LIFO charge was $52 million in 2013, $55 million in 2012 and $216 million in 2011.  FIFO gross margin is a non-GAAP financial measure and should not be considered as an alternative to gross margin or any other GAAP measure of performance.  FIFO gross margin should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

Our FIFO gross margin rates, as a percentage of sales, were 20.62% in 2013, 20.65% in 2012 and 21.15% in 2011.  Our retail fuel operations lower our FIFO gross margin rate, as a percentage of sales, due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 14 basis points in 2013, as a percentage of sales, compared to 2012.  This decrease in 2013, compared to 2012, resulted primarily from continued investments in lower prices for our customers and increased shrink and advertising costs as a percentage of sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 40 basis points in 2012, as a percentage of sales, compared to 2011.  This decrease in 2012, compared to 2011, resulted primarily from continued investments in lower prices for our customers and increased shrink and warehousing costs as a percentage of sales.

LIFO Charge

The LIFO charge was $52 million in 2013, $55 million in 2012 and $216 million in 2011.  We experienced relatively consistent levels of product cost inflation in 2013, compared to 2012.  In 2013, our LIFO charge resulted primarily from an annualized product cost inflation related to meat, seafood and pharmacy.  In 2012, our LIFO charge resulted primarily from an annualized product cost inflation related to grocery, natural foods, meat, deli and bakery, general merchandise and grocery, partially offset by deflation in seafood and manufactured product.  In 2012, we experienced lower levels of product cost inflation, compared to 2011.  In 2011, our LIFO charge primarily resulted from an annualized product cost inflation related to grocery, meat and seafood, deli and bakery, and pharmacy.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefits and retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 15.45% in 2013, 15.37% in 2012 and 17.00% in 2011.  Excluding the 2013, 2012 and 2011 adjusted items, OG&A expenses, as a percentage of sales, were 15.43% in 2013, 15.52% in 2012 and 15.94% in 2011.  Our retail fuel operations reduce our overall OG&A rate, as a percentage of sales, due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel and the 2013 adjusted items, decreased 17 basis points in 2013, compared to 2012, adjusted for the 2012 adjusted items.  This decrease resulted primarily from increased identical supermarket sales growth, productivity improvements and effective cost controls at the store level, offset partially by increased incentive compensation.  OG&A expenses, as a percentage of sales excluding fuel and the 2012 adjusted items, decreased 36 basis points in 2012, compared to 2011, adjusted for the 2011 adjusted items.  This decrease resulted primarily from increased identical supermarket sales growth, productivity improvements, effective cost controls at the store level, the benefit received in lower operating expenses from the consolidation of four UFCW multi-employer pension plans in the prior year and decreased incentive compensation, offset partially by increased healthcare costs.

Rent Expense

Rent expense was $613 million in 2013, as compared to $628 million in 2012 and $619 million in 2011.  Rent expense, as a percentage of sales, was 0.62% in 2013, as compared to 0.65% in 2012 and 0.69% in 2011.  Rent expense, as a percentage of sales excluding fuel, decreased four basis points in 2013, compared to 2012 and four basis points in 2012, compared to 2011.  These continual decreases in rent expense, as a percentage of sales both including and excluding fuel, reflects our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased sales.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.7 billion in both 2013 and 2012 and $1.6 billion in 2011.  Depreciation and amortization expense, as a percentage of sales, was 1.73% in 2013, 1.71% in 2012 and 1.81% in 2011.  Excluding the extra week in 2012, depreciation and amortization expense, as a percentage of sales, was 1.74% in 2012.  Depreciation and amortization expense, as a percentage of sales excluding fuel and the extra week in 2012, decreased three basis points in 2013, compared to 2012 and seven basis points in 2012, compared to 2011.  These continual decreases in depreciation and amortization expense, excluding the extra week in 2012, as a percentage of sales both including and excluding fuel, are primarily the result of increasing sales, offset partially by our increased spending in capital investments.

Operating Profit and FIFO Operating Profit

Operating profit was $2.7 billion in 2013, $2.8 billion in 2012 and $1.3 billion in 2011.  Excluding the extra week, operating profit was $2.7 billion in 2012.  Operating profit, as a percentage of sales, was 2.77% in 2013, 2.86% in 2012 and 1.42% in 2011.  Operating profit, as a percentage of sales excluding the extra week in 2012, was 2.81%.  Operating profit, excluding the 2013, 2012 and 2011 adjusted items, was $2.7 billion in 2013, $2.6 billion in 2012 and $2.2 billion in 2011.  Operating profit, as a percentage of sales excluding the 2013, 2012 and 2011 adjusted items, was 2.79% in 2013, 2.69% in 2012 and 2.47% in 2011.

Operating profit, as a percentage of sales excluding the 2013 and 2012 adjusted items, increased 10 basis points in 2013, compared to 2012, primarily due to improvements in operating, general and administrative expenses, rent and depreciation, as a percentage of sales, offset partially by continued investments in lower prices for our customers and increased shrink and advertising costs, as a percentage of sales.  Operating profit, as a percentage of sales excluding the 2012 and 2011 adjusted items, increased 22 basis points in 2012, compared to 2011, primarily due to improvements in operating, general and administrative expenses, rent, depreciation and the LIFO charge, as a percentage of sales, offset partially by continued investments in lower prices for our customers and increased shrink and warehousing costs, as a percentage of sales.

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

FIFO operating profit was $2.8 billion in 2013 and 2012, and $1.5 billion in 2011.  Excluding the extra week in 2012, FIFO operating profit was $2.7 billion.  FIFO operating profit, as a percentage of sales, was 2.82% in 2013, 2.92% in 2012 and 1.66% in 2011.  FIFO operating profit, as a percentage of sales excluding the extra week in 2012, was 2.87%.  FIFO operating profit, excluding the 2013, 2012, and 2011 adjusted items, was $2.8 billion in 2013, $2.6 billion in 2012 and $2.4 billion in 2011.  FIFO operating profit, as a percentage of sales excluding the 2013, 2012, and 2011 adjusted items, was 2.84% in 2013, 2.75% in 2012, and 2.71% in 2011.

Retail fuel sales lower our overall FIFO operating profit rate due to the very low FIFO operating profit rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  FIFO operating profit, excluding fuel, was $2.6 billion in 2013 and 2012, and $1.3 billion in 2011.  Excluding the extra week, FIFO operating profit, excluding fuel, was $2.5 billion in 2012.  FIFO operating profit, as a percentage of sales excluding fuel, was 3.22% in 2013, 3.35% in 2012, and 1.77% in 2011.  Excluding the extra week, FIFO operating profit, as a percentage of sales excluding fuel, was 3.28% in 2012.  FIFO operating profit, excluding fuel and the 2013, 2012 and 2011 adjusted items, was $2.6 billion in 2013, $2.4 billion in 2012 and $2.3 billion in 2011.  FIFO operating profit, as a percentage of sales excluding fuel and the 2013, 2012, and 2011 adjusted items, was 3.24% in 2013, 3.13% in 2012 and 3.07% in 2011.

Excluding fuel, FIFO operating profit, as a percentage of sales excluding the 2013 and 2012 adjusted items, increased 11 basis points in 2013, compared to 2012, primarily due to improvements in OG&A expenses, rent and depreciation, as a percentage of sales, offset partially by continued investments in lower prices for our customers and increased shrink and advertising costs, as a percentage of sales.  Excluding fuel, FIFO operating profit, as a percentage of sales excluding the 2012 and 2011 adjusted items, increased six basis points in 2012, compared to 2011, primarily due to improvements in operating, general and administrative expenses, rent and depreciation, as a percentage of sales, offset partially by continued investments in lower prices for our customers and increased shrink and warehousing costs, as a percentage of sales.

The following table provides a reconciliation of operating profit to FIFO operating profit and FIFO operating profit, excluding fuel and the adjusted items, for 2013, 2012 and 2011 ($ in millions):

	2013	2013 Percentage of Sales	2012	2012 Percentage of Sales	2012 Adjusted(1)	2012 Adjusted Percentage of Sales	2011	2011 Percentage of Sales
Sales	$98,375		$96,619		$94,661		$90,269
Fuel sales	(18,962)		(18,896)		(18,413)		(16,901)

Sales excluding fuel	$79,413		$77,723		$76,248		$73,368

Operating profit	$2,725	2.77%	$2,764	2.86%	$2,664	2.81%	$1,278	1.42%
LIFO charge	52	0.05%	55	0.06%	55	0.06%	216	0.24%

FIFO operating profit	2,777	2.82%	2,819	2.92%	2,719	2.87%	1,494	1.66%
Fuel operating profit	(219)	1.15%	(218)	1.15%	(215)	1.17%	(192)	1.14%

FIFO operating profit excluding fuel	2,558	3.22%	2,601	3.35%	2,504	3.28%	1,302	1.77%
Adjusted items(2)	16		(115)		(115)		953

FIFO operating profit excluding fuel and the adjusted items	$2,574	3.24%	$2,486	3.20%	$2,389	3.13%	$2,255	3.07%

(1) The 2012 adjusted column represents items presented above adjusted to remove the extra week.
(2) Adjusted items refer to the pre-tax effect of the 2013, 2012 and 2011 adjusted items.
Percentages may not sum due to rounding.

Interest Expense

Net interest expense totaled $443 million in 2013, $462 million in 2012 and $435 million in 2011.  Excluding the extra week, net interest expense was $454 million in 2012.  The decrease in net interest expense in 2013, compared to 2012, excluding the extra week, resulted primarily from a lower weighted average interest rate, offset partially by a decrease in the net benefit from interest rate swaps.  The increase in net interest expense in 2012 excluding the extra week, compared to 2011, resulted primarily from a decrease in the benefit from interest rate swaps and an increase in total debt, offset partially by a lower weighted average interest rate.

Income Taxes

Our effective income tax rate was 32.9% in 2013, 34.5% in 2012 and 29.3% in 2011.  The 2013 tax rate differed from the federal statutory rate primarily as a result of the utilization of tax credits, the Domestic Manufacturing Deduction and other changes, partially offset by the effect of state income taxes.  The 2012 tax rate differed from the federal statutory rate primarily as a result of the utilization of tax credits, the favorable resolution of certain tax issues and other changes, partially offset by the effect of state income taxes.  The 2013 benefit from the Domestic Manufacturing Deduction increased from 2012 due to additional deductions taken in 2013, as well as the amendment of prior years’ tax returns to claim the additional benefit available in years still under review by the Internal Revenue Service.  The 2011 effective tax rate differed from the federal statutory rate primarily as a result of the utilization of tax credits and the favorable resolution of certain tax issues, partially offset by the effect of state income taxes.  The 2011 effective tax rate was also lower than 2013 and 2012 due to the effect on pre-tax income of the UFCW consolidated pension plan charge of $953 million ($591 million after-tax).  Excluding the UFCW consolidated pension plan charge, our effective rate in 2011 would have been 33.9%.

COMMON SHARE REPURCHASE PROGRAM

We maintain share repurchase programs that comply with Securities Exchange Act Rule 10b5-1 and allow for the orderly repurchase of our common shares, from time to time.  We made open market purchases of Kroger common shares totaling $338 million in 2013, $1.2 billion in 2012 and $1.4 billion in 2011 under these repurchase programs.  In addition to these repurchase programs, we also repurchase common shares to reduce dilution resulting from our employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.  We repurchased approximately $271 million in 2013, $96 million in 2012 and $127 million in 2011 of Kroger shares under the stock option program.

The shares reacquired in 2013 were acquired under two separate share repurchase programs.  The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors on October 16, 2012.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.  As of February 1, 2014, we had $129 million remaining on the October 16, 2012 $500 million share repurchase program.  On March 13, 2014, the Company announced a new $1 billion share repurchase program that was authorized by the Board of Directors, replacing the $500 million repurchase program that was authorized by the Board of Directors on October 16, 2012.

CAPITAL INVESTMENTS

Capital investments, including changes in construction-in-progress payables and excluding acquisitions and the purchase of leased facilities, totaled $2.3 billion in 2013, $2.0 billion in 2012 and $1.9 billion in 2011.  Capital investments for acquisitions totaled $2.3 billion in 2013, $122 million in 2012 and $51 million in 2011.  Capital investments for acquisitions of $2.3 billion in 2013 relate to our merger with Harris Teeter.  Refer to Note 2 to the Consolidated Financial Statements for more information on the merger with Harris Teeter.  Capital investments for the purchase of leased facilities totaled $108 million in 2013, $73 million in 2012 and $60 million in 2011.  The table below shows our supermarket storing activity and our total food store square footage:

Supermarket Storing Activity

	2013	2012	2011
Beginning of year	2,424	2,435	2,460
Opened	17	18	10
Opened (relocation)	7	7	12
Acquired	227	—	6
Acquired (relocation)	—	—	2
Closed (operational)	(28)	(29)	(41)
Closed (relocation)	(7)	(7)	(14)

End of year	2,640	2,424	2,435

Total food store square footage (in millions)	161	149	149

RETURN ON INVESTED CAPITAL

We calculate return on invested capital (“ROIC”) by dividing adjusted operating profit for the prior four quarters by the average invested capital.  Adjusted operating profit is calculated by excluding certain items included in operating profit, and adding our LIFO charge, depreciation and amortization and rent.  Average invested capital is calculated as the sum of (i) the average of our total assets, (ii) the average LIFO reserve, (iii) the average accumulated depreciation and amortization and (iv) a rent factor equal to total rent for the last four quarters multiplied by a factor of eight; minus (i) the average taxes receivable, (ii) the average trade accounts payable, (iii) the average accrued salaries and wages and (iv) the average other current liabilities.  Averages are calculated for return on invested capital by adding the beginning balance of the first quarter and the ending balance of the fourth quarter, of the last four quarters, and dividing by two.  We use a factor of eight for our total rent as we believe this is a common factor used by our investors and analysts.  Harris Teeter’s invested capital has been excluded from the calculation in 2013 due to the timing of the merger and the immaterial effect on operations as compared to the average invested capital.  ROIC is a non-GAAP financial measure of performance.  ROIC should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  ROIC is an important measure used by management to evaluate our investment returns on capital.  Management believes ROIC is a useful metric to investors and analysts because it measures how effectively we are deploying our assets.  All items included in the calculation of ROIC are GAAP measures, excluding certain adjustments to operating income.

Although ROIC is a relatively standard financial term, numerous methods exist for calculating a company’s ROIC.  As a result, the method used by our management to calculate ROIC may differ from methods other companies use to calculate their ROIC.  We urge you to understand the methods used by other companies to calculate their ROIC before comparing our ROIC to that of such other companies.

The following table provides a calculation of ROIC for 2013 and 2012 on a 52 week basis and excluding the assets and liabilities recorded at year end for Harris Teeter ($ in millions):

	February 1, 2014	February 2, 2013
Return on Invested Capital
Numerator
Operating profit on a 53 week basis in fiscal year 2012	$2,725	$2,764
53rd week operating profit adjustment	—	(100)
LIFO charge	52	55
Depreciation	1,703	1,652
Rent on a 53 week basis in fiscal year 2012	613	628
53rd week rent adjustment	—	(12)
2013 adjusted item	16	—
2012 adjusted items	—	(115)
Adjusted operating profit	$5,109	$4,872

Denominator
Average total assets	$26,958	$24,044
Average taxes receivable(1)	(10)	(22)
Average LIFO reserve	1,124	1,071
Average accumulated depreciation and amortization	14,991	14,051
Average trade accounts payable	(4,683)	(4,382)
Average accrued salaries and wages	(1,084)	(1,061)
Average other current liabilities(2)	(2,544)	(2,314)
Adjustment for Harris Teeter (3)	(1,618)	—
Rent x 8	4,904	4,928
Average invested capital	$38,038	$36,315
Return on Invested Capital	13.43%	13.42%

(1)         Taxes receivable were $18 as of February 1, 2014, $2 as of February 2, 2013 and $42 as of January 28, 2012.

(2)         Other current liabilities included accrued income taxes of $92 as of February 1, 2014 and $128 as of February 2, 2013.  As of January 28, 2012, other current liabilities did not include any accrued income taxes.  Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

(3)         Harris Teeter’s invested capital has been excluded from the calculation due to the timing of the merger and the immaterial effect on the operations as compared to the average invested capital.

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

Self-Insurance Costs

We primarily are self-insured for costs related to workers’ compensation and general liability claims.  The liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through February 1, 2014.  We establish case reserves for reported claims using case-basis evaluation of the underlying claim data and we update as information becomes known.

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

Impairments of Long-Lived Assets

We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value.  Fair value is determined based on market values or discounted future cash flows.  We record impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for disposal, we adjust the value of the property and equipment to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions.  We recognize impairment for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  We recorded asset impairments in the normal course of business totaling $39 million in 2013, $18 million in 2012 and $37 million in 2011.  We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

Goodwill

Our goodwill totaled $2.1 billion as of February 1, 2014.  We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events.  We perform reviews of each of our operating divisions and variable interest entities (collectively, our reporting units) that have goodwill balances.  Fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment.  We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future.  If we identify potential for impairment, we measure the fair value of a reporting unit against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill.  We recognize goodwill impairment for any excess of the carrying value of the division’s goodwill over the implied fair value.

In 2013, goodwill increased $901 million due to our merger with Harris Teeter which closed on January 28, 2014.  For additional information related to the allocation of the Harris Teeter purchase price, refer to Note 2 to the Consolidated Financial Statements.

The annual evaluation of goodwill performed for our other reporting units during the fourth quarter of 2013, 2012 and 2011 did not result in impairment.  Based on current and future expected cash flows, we believe goodwill impairments are not reasonably likely.  A 10% reduction in fair value of our reporting units would not indicate a potential for impairment of our goodwill balance.

For additional information relating to our results of the goodwill impairment reviews performed during 2013, 2012 and 2011 see Note 3 to the Consolidated Financial Statements.

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

The determination of our obligation and expense for Company-sponsored pension plans and other post-retirement benefits is dependent upon our selection of assumptions used by actuaries in calculating those amounts.  Those assumptions are described in Note 15 to the Consolidated Financial Statements and include, among others, the discount rate, the expected long-term rate of return on plan assets, average life expectancy and the rate of increases in compensation and health care costs.  Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in future periods.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions, including the discount rate used and the expected return on plan assets, may materially affect our pension and other post-retirement obligations and our future expense.  Note 15 to the Consolidated Financial Statements discusses the effect of a 1% change in the assumed health care cost trend rate on other post-retirement benefit costs and the related liability.

The objective of our discount rate assumptions was intended to reflect the rates at which the pension benefits could be effectively settled.  In making this determination, we take into account the timing and amount of benefits that would be available under the plans.  Our methodology for selecting the discount rates as of year-end 2013 and 2012 was to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 4.99% and 4.68% discount rates as of year-end 2013 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant.  We utilized a discount rate of 4.29% and 4.11% as of year-end 2012 for pension and other benefits, respectively.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of February 1, 2014, by approximately $395.

To determine the expected rate of return on pension plan assets held by Kroger for 2013, we considered current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.  Due to the Harris Teeter merger occurring close to year end, the expected rate of return on pension plan assets acquired in the Harris Teeter merger did not affect our net periodic benefit cost in 2013.  For 2013 and 2012, we assumed a pension plan investment return rate of 8.5%.  Our pension plan’s average rate of return was 8.1% for the 10 calendar years ended December 31, 2013, net of all investment management fees and expenses.  The value of all investments in our Company-sponsored defined benefit pension plans, excluding pension plan assets acquired in the Harris Teeter merger, during the calendar year ending December 31, 2013, net of investment management fees and expenses, increased 8.0%.  For the past 20 years, our average annual rate of return has been 9.2%.  Based on the above information and forward looking assumptions for investments made in a manner consistent with our target allocations, we believe an 8.5% rate of return assumption was reasonable for 2013 and 2012.  See Note 15 to the Consolidated Financial Statements for more information on the asset allocations of pension plan assets.

Sensitivity to changes in the major assumptions used in the calculation of Kroger’s pension plan liabilities is illustrated below (in millions).

	Percentage Point Change	Projected Benefit Obligation Decrease/(Increase)	Expense Decrease/(Increase)
Discount Rate	+/- 1.0%	$395/(477)	$31/$(36)
Expected Return on Assets	+/- 1.0%	—	$28/$(28)

We contributed $100 million in 2013, $71 million in 2012 and $52 million in 2011 to our Company-sponsored defined benefit pension plans.  We do not expect to make any contributions to Company-sponsored defined benefit pension plans in 2014.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of contributions.

We contributed and expensed $148 million in 2013, $140 million in 2012 and $130 million in 2011 to employee 401(k) retirement savings accounts.  The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, plan compensation, and length of service.

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

We recognize expense in connection with these plans as contributions are funded or, in the case of the UFCW consolidated pension plan, when commitments are made, in accordance with GAAP.  We made cash contributions to these plans of $228 million in 2013, $492 million in 2012 and $946 million in 2011.  The cash contributions for 2012 and 2011 include our $258 million contribution in 2012 and our $650 million contribution in 2011 to the UFCW consolidated pension plan in the fourth quarter of each year.

Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in most of the multi-employer plans to which we contribute substantially exceeds the value of the assets held in trust to pay benefits.  We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2013.  Because Kroger is only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of Kroger’s contributions to the total of all contributions to these plans in a year as a way of assessing Kroger’s “share” of the underfunding.  Nonetheless, the underfunding is not a direct obligation or liability of Kroger or of any employer except as noted above.  As of December 31, 2013, we estimate that Kroger’s share of the underfunding of multi-employer plans to which Kroger contributes was $1.6 billion, pre-tax, or $1.0 billion, after-tax.  This represents a decrease in the estimated amount of underfunding of approximately $150 million, pre-tax, or $95 million, after-tax, as of December 31, 2013, compared to December 31, 2012.  The decrease in the amount of underfunding is attributable to the increased returns on the assets held in the multi-employer plans during 2013.  Our estimate is based on the most current information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.

We have made and disclosed this estimate not because, except as noted above, this underfunding is a direct liability of Kroger.  Rather, we believe the underfunding is likely to have important consequences.  In 2013, excluding all payments to the UFCW consolidated pension plan and the pension plans that were consolidated into the UFCW consolidated pension plan, our contributions to these plans increased approximately 5% over the prior year and have grown at a compound annual rate of approximately 8% since 2008.  In 2014, we expect to contribute approximately $250 million to multi-employer pension plans, subject to collective bargaining and capital market conditions.  Excluding all payments to the UFCW consolidated pension plan and the pension plans that were consolidated into the UFCW consolidated pension plan, based on current market conditions, we expect increases in expense as a result of increases in multi-employer pension plan contributions over the next few years.  Finally, underfunding means that, in the event we were to exit certain markets or otherwise cease making contributions to these funds, we could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.

The amount of underfunding described above is an estimate and could change based on contract negotiations, returns on the assets held in the multi-employer plans and benefit payments.  The amount could decline, and Kroger’s future expense would be favorably affected, if the values of the assets held in the trust significantly increase or if further changes occur through collective bargaining, trustee action or favorable legislation.  On the other hand, Kroger’s share of the underfunding could increase and Kroger’s future expense could be adversely affected if the asset values decline, if employers currently contributing to these funds cease participation or if changes occur through collective bargaining, trustee action or adverse legislation.  The Company continues to evaluate our potential exposure to under-funded multi-employer pension plans.  Although these liabilities are not a direct obligation or liability of Kroger, any commitments to fund certain multi-employer plans will be expensed when our commitment is probable and an estimate can be made.

See Note 16 to the Consolidated Financial Statements for more information relating to our participation in these multi-employer pension plans.

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

Uncertain Tax Positions

We review the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in our consolidated financial statements.  Refer to Note 5 to the Consolidated Financial Statements for the amount of unrecognized tax benefits and other related disclosures related to uncertain tax positions.

Various taxing authorities periodically audit our income tax returns.  These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, we record allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of February 1, 2014, the Internal Revenue Service had concluded its field examination of our 2008 and 2009 federal tax returns.  We have filed an administrative appeal with the Internal Revenue Service protesting certain adjustments proposed by the Internal Revenue Service as a result of their field work.

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

Inventories

Inventories are stated at the lower of cost (principally on a LIFO basis) or market.  In total, approximately 95% of inventories in 2013 and 96% of inventories in 2012 were valued using the LIFO method.  Cost for the balance of the inventories, including substantially all fuel inventories, was determined using the FIFO method.  Replacement cost was higher than the carrying amount by $1.2 billion at February 1, 2014 and by $1.1 billion at February 2, 2013.  We follow the Link-Chain, Dollar-Value LIFO method for purposes of calculating our LIFO charge or credit.

We follow the item-cost method of accounting to determine inventory cost before the LIFO adjustment for substantially all store inventories at our supermarket divisions.  This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances and cash discounts) of each item and recording the cost of items sold.  The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory.  In addition, substantially all of our inventory consists of finished goods and is recorded at actual purchase costs (net of vendor allowances and cash discounts).

We evaluate inventory shortages throughout the year based on actual physical counts in our facilities.  We record allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

Vendor Allowances

We recognize all vendor allowances as a reduction in merchandise costs when the related product is sold.  In most cases, vendor allowances are applied to the related product cost by item, and therefore reduce the carrying value of inventory by item.  When it is not practicable to allocate vendor allowances to the product by item, we recognize vendor allowances as a reduction in merchandise costs based on inventory turns and as the product is sold.  We recognized approximately $6.2 billion in 2013 and 2012 and $5.9 billion in 2011 of vendor allowances as a reduction in merchandise costs.  We recognized approximately 94% of all vendor allowances in the item cost with the remainder being based on inventory turns.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the FASB amended Accounting Standards Codification (“ASC”) 740, “Income Taxes.”  The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis.  Early adoption is permitted. We do not expect the adoption of these amendments to have a significant effect on our consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $3.4 billion of cash from operations in 2013, compared to $2.8 billion in 2012 and $2.7 billion in 2011.  The cash provided by operating activities came from net earnings including non-controlling interests adjusted primarily for non-cash expenses of depreciation and amortization, the LIFO charge and changes in working capital.  The increase in net cash provided by operating activities in 2013, compared to 2012, resulted primarily due to changes in working capital and long-term liabilities. The increase in net cash provided by operating activities in 2012, compared to 2011, resulted primarily due to an increase in net earnings including non-controlling interests, offset by a decline in long-term liabilities and changes in working capital.

The use of cash for the payment of long-term liabilities decreased in 2013, as compared to 2012, primarily due to our funding of the remaining UAAL in 2012.  The use of cash increased in 2012, as compared to 2011, primarily due to our funding of the remaining UAAL commitment.  Changes in working capital used cash from operating activities of $130 million in 2013, compared to $332 million in 2012 and $300 million in 2011.  The decreased use of cash for changes in working capital in 2013, compared to 2012, was primarily due to a decrease in deposits in-transit and a reduced use of cash for prepaid expenses and receivables.  The increased use of cash for changes in working capital in 2012, compared to 2011, was primarily due to an increased use of cash for prepaid expenses and less cash provided by accrued expenses, partially offset by a reduced use of cash for inventories.  Cash used for prepaid expenses increased in 2012, compared to 2011, due to Kroger prefunding $250 million of employee benefits at the end of 2012.  These amounts are also net of cash contributions to our Company-sponsored defined benefit pension plans totaling $100 million in 2013, $71 million in 2012 and $52 million in 2011.

The amount of cash paid for income taxes increased in 2013, compared to 2012, primarily due to additional deductions taken in 2012 related to the funding of our pension contributions and union health benefits.  The amount of cash paid for income taxes increased in 2012, compared to 2011, primarily due to an increase in net earnings including non-controlling interests.

Net cash used by investing activities

Cash used by investing activities was $4.8 billion in 2013, compared to $2.2 billion in 2012 and $1.9 billion in 2011.  The amount of cash used by investing activities increased in 2013, compared to 2012, due to increased payments for capital investments and acquisitions.  The amount of cash used by investing activities increased in 2012, compared to 2011, due to increased payments for capital investments and acquisitions.  Capital investments, including changes in construction-in-progress payables and excluding acquisitions, were $2.4 billion in 2013, $2.1 billion in 2012 and $2.0 billion in 2011.  Acquisitions were $2.3 billion in 2013, $122 million in 2012 and $51 million in 2011.  The increase in payments for acquisitions in 2013, compared to 2012 was primarily due to our merger with Harris Teeter.  Refer to the “Capital Investments” section for an overview of our supermarket storing activity during the last three years.

Net cash used by financing activities

Financing activities provided (used) cash of $1.6 billion in 2013, ($600) million in 2012 and ($1.4) billion in 2011.  The increase in cash provided by financing activities in 2013, compared to 2012, was primarily related to increased proceeds from the issuance of long-term debt, primarily to finance our merger with Harris Teeter, and a reduction in payments on long-term debt and treasury stock purchases, offset partially by net payments on our commercial paper program.  The decrease in the amount of cash used for financing activities in 2012, compared to 2011, was primarily related to increased proceeds from the issuance of long-term debt and net borrowings from our commercial paper program, offset partially by payments on long-term debt.  Proceeds from the issuance of long-term debt were $3.5 billion in 2013, $863 million in 2012 and $453 million in 2011.  Proceeds (payments) provided from our commercial paper program were ($395) million in 2013, $1.3 billion in 2012 and $370 million in 2011.  Please refer to the “Debt Management” section for additional information.  We repurchased $609 million of Kroger common shares in 2013, compared to $1.3 billion in 2012 and $1.5 billion in 2011.  We paid dividends totaling $319 million in 2013, $267 million in 2012 and $257 million in 2011.

Debt Management

Total debt, including both the current and long-term portions of capital lease and lease-financing obligations increased $2.4 billion to $11.3 billion as of year-end 2013, compared to 2012.  The increase in 2013, compared to 2012, resulted from the issuance of (i) $600 million of senior notes bearing an interest rate of 3.85%, (ii) $400 million of senior notes bearing an interest rate of 5.15%, (iii) $500 million of senior notes bearing an interest rate of 3-month London Inter-Bank Offering Rate (“LIBOR”) plus 53 basis points, (iv) $300 million of senior notes bearing an interest rate of 1.2%, (v) $500 million of senior notes bearing an interest rate of 2.3%, (vi) $700 million of senior notes bearing an interest rate of 3.3%, and (vii) $500 million of senior notes bearing an interest rate of 4.0%, offset partially by a reduction in commercial paper of $395 million and payments at maturity of $400 million of senior notes bearing an interest rate of 5.0% and $600 million of senior notes bearing an interest rate of 7.5%. This increase in financing obligations was due to partially funding our merger with Harris Teeter, refinancing our debt maturities in 2013 and replacing the senior notes that matured in fourth quarter of 2012, offset partially by the payment at maturity of our $400 million of senior notes bearing an interest rate of 5.0%, $600 million of senior notes bearing an interest rate of 7.5% and a reduction in commercial paper of $395 million.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations increased $714 million to $8.9 billion as of year-end 2012, compared to 2011.  The increase in 2012, compared to 2011, resulted from increased borrowings of $1.3 billion of commercial paper supported by our credit facility and the issuance of (i) $500 million of senior notes bearing an interest rate of 3.4% and (ii) $350 million of senior notes bearing an interest rate of 5.0%, offset partially by payments at maturity of (i) $491 million of senior notes bearing an interest rate of 6.75%, (ii) $346 million of senior notes bearing an interest rate of 6.2% and (iii) $500 million of senior notes bearing an interest rate of 5.5%.  This increase in financing obligations was primarily to fund our $258 million UFCW consolidated pension plan contribution in the fourth quarter of 2012, prefunding $250 million of employee benefit costs at the end of 2012, to repurchase common shares, pay at maturity $500 million of senior notes bearing an interest rate of 5.5% and purchase of a specialty pharmacy.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to be approximately $4.5 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of 2013.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.2 billion of commercial paper and $300 million of senior notes maturing in the next twelve months, which is included in the $4.5 billion in estimated liquidity needs.  We expect to refinance this debt, in 2014, by issuing additional senior notes or commercial paper on favorable terms based on our past experience.  We also currently plan to continue repurchases of common shares under the Company’s share repurchase programs.  We may use our commercial paper program to fund debt maturities during 2014 but do not currently expect to use the program permanently.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

Factors Affecting Liquidity

We can currently borrow on a daily basis approximately $2 billion under our commercial paper (“CP”) program.  At February 1, 2014, we had $1.2 billion of CP borrowings outstanding.  CP borrowings are backed by our credit facility, and reduce the amount we can borrow under the credit facility.  If our short-term credit ratings fall, the ability to borrow under our current CP program could be adversely affected for a period of time and increase our interest cost on daily borrowings under our CP program.  This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity.  However, in the event of a ratings decline, we do not anticipate that our borrowing capacity under our CP program would be any lower than $500 million on a daily basis.  Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost on borrowings under the credit facility could be affected by an increase in our Leverage Ratio.  As of March 28, 2014, we had $665 million of CP borrowings outstanding.  The decrease as of March 28, 2014, compared to year-end 2013, was due to applying cash from operations against our year-end CP outstanding borrowings.

Our credit facility requires the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”).  A failure to maintain our financial covenants would impair our ability to borrow under the credit facility. These financial covenants and ratios are described below:

•                       Our Leverage Ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the credit facility) was 2.30 to 1 as of February 1, 2014.  If this ratio were to exceed 3.50 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.  In addition, our Applicable Margin on borrowings is determined by our Leverage Ratio.

•                       Our Fixed Charge Coverage Ratio (the ratio of Consolidated EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facility) was 4.83 to 1 as of February 1, 2014.  If this ratio fell below 1.70 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

Our credit agreement is more fully described in Note 6 to the Consolidated Financial Statements.  We were in compliance with our financial covenants at year-end 2013.

The tables below illustrate our significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of February 1, 2014 (in millions of dollars):

	2014	2015	2016	2017	2018	Thereafter	Total
Contractual Obligations (1) (2)
Long-term debt(3)	$1,616	$524	$1,267	$708	$1,003	$5,662	$10,780
Interest on long-term debt (4)	427	364	349	321	278	1,352	3,091
Capital lease obligations	62	57	53	52	43	349	616
Operating lease obligations	832	770	708	634	563	3,101	6,608
Low-income housing obligations	3	—	—	—	—	—	3
Financed lease obligations	13	13	13	13	13	111	176
Self-insurance liability (5)	224	131	88	52	26	48	569
Construction commitments	313	—	—	—	—	—	313
Purchase obligations	549	135	82	57	39	87	949

Total	$4,039	$1,994	$2,560	$1,837	$1,965	$10,710	$23,105

Other Commercial Commitments
Standby letters of credit	$209	$—	$—	$—	$—	$—	$209
Surety bonds	310	—	—	—	—	—	310

Total	$519	$—	$—	$—	$—	$—	$519

(1)              The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $125 million in 2013. This table also excludes contributions under various multi-employer pension plans, which totaled $228 million in 2013.

(2)              The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.

(3)              As of February 1, 2014, we had $1.2 billion of borrowings of commercial paper and no borrowings under our credit agreement and money market lines.

(4)              Amounts include contractual interest payments using the interest rate as of February 1, 2014, and stated fixed and swapped interest rates, if applicable, for all other debt instruments.

(5)              The amounts included in the contractual obligations table for self-insurance liability related to workers’ compensation claims have been stated on a present value basis.

Our construction commitments include funds owed to third parties for projects currently under construction.  These amounts are reflected in other current liabilities in our Consolidated Balance Sheets.

Our purchase obligations include commitments, many of which are short-term in nature, to be utilized in the normal course of business, such as several contracts to purchase raw materials utilized in our manufacturing plants and several contracts to purchase energy to be used in our stores and manufacturing facilities.  Our obligations also include management fees for facilities operated by third parties and outside service contracts.  Any upfront vendor allowances or incentives associated with outstanding purchase commitments are recorded as either current or long-term liabilities in our Consolidated Balance Sheets.

As of February 1, 2014, we maintained a $2 billion (with the ability to increase by $500 million), unsecured revolving credit facility that, unless extended, terminates on January 25, 2017.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintain two uncommitted money market lines totaling $75 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of February 1, 2014, we had $1.2 billion of borrowings of commercial paper and no borrowings under our credit agreement and money market lines.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $12 million as of February 1, 2014.

In addition to the available credit mentioned above, as of February 1, 2014, we had authorized for issuance $2.5 billion of securities under a shelf registration statement filed with the SEC and effective on December 13, 2013.

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

OUTLOOK

This discussion and analysis contains certain forward-looking statements about Kroger’s future performance, including Harris Teeter.  These statements are based on management’s assumptions and beliefs in light of the information currently available.  Such statements are indicated by words such as “comfortable,” “committed,” “will,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” “plan,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

•                       We expect net earnings per diluted share in the range of $3.14-$3.25 for fiscal year 2014.

•                       In 2014, we expect net earnings per diluted share growth of 10 — 14%, which includes the expected accretion to net earnings from the Harris Teeter merger.  Thereafter, we would expect to return to our 8 — 11% long-term growth rate.

•                       We expect identical supermarket sales growth, excluding fuel sales, of 2.5%-3.5% in fiscal year 2014.

•                       We expect full-year FIFO non-fuel operating margin for 2014 to expand slightly compared to 2013, excluding the 2013 adjusted items.

•                       For 2014, we expect our annualized LIFO charge to be approximately $55 million.

•                       For 2014, we expect interest expense to be approximately $490 million.

•                       We plan to use cash flow primarily for capital investments, to improve our current debt coverage ratios, to pay cash dividends and to repurchase stock.

•                       We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•                       We expect capital investments for 2014 to increase to approximately $2.8 - $3.0 billion, excluding mergers, acquisitions and purchases of leased facilities.  We also expect capital investments to increase incrementally $200 million each year over the next few years, excluding mergers, acquisitions and purchases of leased facilities, to accomplish our strategy.  We expect total food store square footage for 2014 to grow approximately 1.8% before mergers, acquisitions and operational closings.

•                       For 2014, we expect our effective tax rate to be approximately 35.0%, excluding the unexpected effect of the resolution of any tax issues and benefits from certain tax items.

•                       We do not anticipate goodwill impairments in 2014.

•                       For 2014, we expect to contribute approximately $250 million to multi-employer pension funds.  We continue to evaluate our potential exposure to under-funded multi-employer pension plans.  Although these liabilities are not a direct obligation or liability of Kroger, any commitments to fund certain multi-employer plans will be expensed when our commitment is probable and an estimate can be made.

•                       In 2014, we will negotiate agreements with the UFCW for store associates in Cincinnati, Atlanta, Southern California, New Mexico, Richmond/Hampton Roads, West Virginia and Arizona, and an agreement with the Teamsters covering several distribution and manufacturing facilities.  These negotiations will be challenging, as we must have competitive cost structures in each market while meeting our associates’ needs for good wages and affordable health care.  Also, we must address the underfunding of multi-employer pension plans.

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

•                       Our ability to achieve sales, earnings and cash flow goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that fuel costs have on consumer spending; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; the effect of brand prescription drugs going off patent; our ability to retain additional pharmacy sales from third party payors; natural disasters or adverse weather conditions; the success of our future growth plans; and the successful integration of Harris Teeter.  The extent to which the adjustments we are making to our strategy create value for our shareholders will depend primarily on the reaction of our customers and our competitors to these adjustments, as well as operating conditions, including inflation or deflation, increased competitive activity, and cautious spending behavior of our customers.  Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above.

•                       During the first three quarters of our fiscal year, our LIFO charge and the recognition of LIFO expense will be affected primarily by estimated year-end changes in product costs.  Our LIFO charge for the fiscal year will be affected primarily by changes in product costs at year-end.

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

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly in 2014.

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

We manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of our commercial paper program, variable and fixed rate debt, and interest rate swaps.  Our current program relative to interest rate protection contemplates hedging the exposure to changes in the fair value of fixed-rate debt attributable to changes in interest rates.  To do this, we use the following guidelines: (i) use average daily outstanding borrowings to determine annual debt amounts subject to interest rate exposure, (ii) limit the average annual amount of debt subject to interest rate reset and the amount of floating rate debt to a combined total of $2.5 billion or less, (iii) include no leveraged products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status.

As of February 1, 2014, we maintained 2 interest rate swap agreements, with notional amounts totaling $100 million, to manage our exposure to changes in the fair value of our fixed rate debt resulting from interest rate movements by effectively converting a portion of our debt from fixed to variable rates.  These agreements mature in December 2018, and coincide with our scheduled debt maturities.  The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements as an adjustment to interest expense.  These interest rate swap agreements are being accounted for as fair value hedges.  As of February 1, 2014, other long-term liabilities totaling $2 million were recorded to reflect the fair value of these agreements, primarily offset by decreases in the fair value of the underlying debt.

As of February 1, 2014, we maintained no forward-starting interest rate swap agreements.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  Periodically, we will enter into the forward-starting interest rate swaps in order to lock in fixed interest rates on our future forecasted issuances of debt.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines described above.  The guidelines may change as our business needs dictate.

The tables below provide information about our interest rate derivatives classified as fair value hedges and underlying debt portfolio as of February 1, 2014 and February 2, 2013.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, and the average outstanding notional amounts of interest rate derivatives classified as fair value hedges as of February 1, 2014 and February 2, 2013.  Interest rates reflect the weighted average rate for the outstanding instruments.  The variable component of each interest rate derivative and the variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of February 1, 2014 and February 2, 2013.  The Fair Value column includes the fair value of our debt instruments and interest rate derivatives classified as fair value hedges as of February 1, 2014 and February 2, 2013.  Refer to Notes 6, 7 and 8 to the Consolidated Financial Statements.

	February 1, 2014 Expected Year of Maturity
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(in millions)
Debt
Fixed rate	$(309)	$(515)	$(764)	$(708)	$(1,003)	$(5,556)	$(8,855)	$(9,623)
Average interest rate	4.75%	4.75%	4.92%	5.09%	5.12%	5.30%
Variable rate	$(1,307)	$(9)	$(503)	$—	$—	$(106)	$(1,925)	$(1,924)
Average interest rate	0.87%	1.16%	1.83%	1.63%	1.95%	2.41%

	February 1, 2014 Average Notional Amounts Outstanding						February 1, 2014	February 1, 2014 Fair
	2014	2015	2016	2017	2018	Thereafter	Total	Value
	(in millions)
Interest Rate Derivatives Classified as Fair Value Hedges
Fixed to variable	$100	$100	$100	$100	$88	$—	$100	$(2)
Average pay rate	5.83%	5.95%	6.55%	7.62%	8.47%	—
Average receive rate	6.80%	6.80%	6.80%	6.80%	6.80%	—

	February 2, 2013 Expected Year of Maturity
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(in millions)
Debt
Fixed rate	$(1,010)	$(308)	$(508)	$(460)	$(607)	$(3,763)	$(6,656)	$(7,519)
Average interest rate	5.72%	5.67%	5.77%	6.04%	6.23%	6.38%
Variable rate	$(1,690)	$(12)	$(9)	$(3)	$—	$(106)	$(1,820)	$(1,820)
Average interest rate	1.02%	0.73%	0.78%	1.02%	1.28%	1.77%

	February 2, 2013 Average Notional Amounts Outstanding						February 2, 2013	February 2, 2013 Fair
	2013	2014	2015	2016	2017	Thereafter	Total	Value
	(in millions)
Interest Rate Derivatives Classified as Fair Value Hedges
Fixed to variable	$178	$100	$100	$100	$100	$88	$475	$1
Average pay rate	4.44%	5.97%	6.25%	6.70%	7.37%	7.96%
Average receive rate	6.01%	6.80%	6.80%	6.80%	6.80%	6.80%

Based on our year-end 2013 variable rate debt levels, a 10 percent change in interest rates would be immaterial.  See Note 7 to the Consolidated Financial Statements for further discussion of derivatives and hedging policies.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of

The Kroger Co.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareowners’ equity present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Harris Teeter Supermarkets, Inc. from its assessment of internal control over financial reporting as of February 1, 2014 because it was acquired by the Company in a purchase business combination on January 28, 2014.  We have also excluded Harris Teeter Supermarkets, Inc. from our audit of internal control over financial reporting.  Harris Teeter Supermarkets, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 12% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended February 1, 2014.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

April 1, 2014

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

	February 1,	February 2,
(In millions, except par values)	2014	2013
ASSETS
Current assets
Cash and temporary cash investments	$401	$238
Store deposits in-transit	958	955
Receivables	1,116	1,051
FIFO inventory	6,801	6,244
LIFO reserve	(1,150)	(1,098)
Prepaid and other current assets	704	569
Total current assets	8,830	7,959

Property, plant and equipment, net	16,893	14,848
Intangibles, net	702	130
Goodwill	2,135	1,234
Other assets	721	463

Total Assets	$29,281	$24,634

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,657	$2,734
Trade accounts payable	4,881	4,484
Accrued salaries and wages	1,150	1,017
Deferred income taxes	248	288
Other current liabilities	2,769	2,538
Total current liabilities	10,705	11,061

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	9,654	6,141
Adjustment to reflect fair-value interest rate hedges	(1)	4
Long-term debt including obligations under capital leases and financing obligations	9,653	6,145

Deferred income taxes	1,381	796
Pension and postretirement benefit obligations	901	1,291
Other long-term liabilities	1,246	1,127

Total Liabilities	23,886	20,420

Commitments and contingencies (see Note 13)

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 1,000 shares authorized; 959 shares issued in 2013 and 2012	959	959
Additional paid-in capital	3,549	3,451
Accumulated other comprehensive loss	(464)	(753)
Accumulated earnings	10,981	9,787
Common stock in treasury, at cost, 451 shares in 2013 and 445 shares in 2012	(9,641)	(9,237)

Total Shareowners’ Equity - The Kroger Co.	5,384	4,207
Noncontrolling interests	11	7

Total Equity	5,395	4,214

Total Liabilities and Equity	$29,281	$24,634

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

 CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended February 1, 2014, February 2, 2013 and January 28, 2012

(In millions, except per share amounts)	2013 (52 weeks)	2012 (53 weeks)	2011 (52 weeks)
Sales	$98,375	$96,619	$90,269
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	78,138	76,726	71,389
Operating, general and administrative	15,196	14,849	15,345
Rent	613	628	619
Depreciation	1,703	1,652	1,638

Operating Profit	2,725	2,764	1,278
Interest expense	443	462	435

Earnings before income tax expense	2,282	2,302	843
Income tax expense	751	794	247

Net earnings including noncontrolling interests	1,531	1,508	596
Net earnings (loss) attributable to noncontrolling interests	12	11	(6)

Net earnings attributable to The Kroger Co.	$1,519	$1,497	$602

Net earnings attributable to The Kroger Co. per basic common share	$2.93	$2.78	$1.01

Average number of common shares used in basic calculation	514	533	590

Net earnings attributable to The Kroger Co. per diluted common share	$2.90	$2.77	$1.01

Average number of common shares used in diluted calculation	520	537	593

Dividends declared per common share	$0.63	$0.53	$0.44

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended February 1, 2014, February 2, 2013 and January 28, 2012

(In millions)	2013 (52 weeks)	2012 (53 weeks)	2011 (52 weeks)
Net earnings including noncontrolling interests	$1,531	$1,508	$596

Other comprehensive income (loss)
Unrealized gain on available for sale securities, net of income tax(1)	5	—	2
Change in pension and other postretirement defined benefit plans, net of income tax(2)	295	75	(271)
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	(12)	13	(26)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	1	3	1

Total other comprehensive income (loss)	289	91	(294)

Comprehensive income	1,820	1,599	302
Comprehensive income (loss) attributable to noncontrolling interests	12	11	(6)
Comprehensive income attributable to The Kroger Co.	$1,808	$1,588	$308

(1)	Amount is net of tax of $3 in 2013 and $1 in 2011.
(2)	Amount is net of tax of $173 in 2013, $45 in 2012 and $(154) in 2011.
(3)	Amount is net of tax of $(8) in 2013, $7 in 2012 and $(15) in 2011.
(4)	Amount is net of tax of $1 in 2013, $2 in 2012 and $1 in 2011.

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended February 1, 2014, February 2, 2013 and January 28, 2012

(In millions)	2013 (52 weeks)	2012 (53 weeks)	2011 (52 weeks)
Cash Flows From Operating Activities:
Net earnings including noncontrolling interests	$1,531	$1,508	$596
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,703	1,652	1,638
Asset impairment charge	39	18	37
LIFO charge	52	55	216
Stock-based employee compensation	107	82	81
Expense for Company-sponsored pension plans	74	89	70
Deferred income taxes	72	176	31
Other	47	23	3
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	25	(169)	(120)
Inventories	(131)	(78)	(361)
Receivables	(8)	(126)	(63)
Prepaid expenses	(49)	(257)	52
Trade accounts payable	3	67	83
Accrued expenses	77	67	215
Income taxes receivable and payable	(47)	164	(106)
Contribution to Company-sponsored pension plans	(100)	(71)	(52)
Other	(15)	(367)	338

Net cash provided by operating activities	3,380	2,833	2,658

Cash Flows From Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,330)	(2,062)	(1,898)
Proceeds from sale of assets	24	49	51
Payments for acquisitions	(2,344)	(122)	(51)
Other	(121)	(48)	(10)

Net cash used by investing activities	(4,771)	(2,183)	(1,908)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	3,548	863	453
Payments on long-term debt	(1,060)	(1,445)	(547)
Net (payments) borrowings of commercial paper	(395)	1,275	370
Proceeds from issuance of capital stock	196	110	118
Treasury stock purchases	(609)	(1,261)	(1,547)
Dividends paid	(319)	(267)	(257)
Net increase in book overdrafts	193	121	19
Other	—	4	4

Net cash provided (used) by financing activities	1,554	(600)	(1,387)

Net increase (decrease) in cash and temporary cash investments	163	50	(637)

Cash and temporary cash investments:
Beginning of year	238	188	825
End of year	$401	$238	$188

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,330)	$(2,062)	$(1,898)
Payments for lease buyouts	108	73	60
Changes in construction-in-progress payables	(83)	(1)	(60)
Total capital investments, excluding lease buyouts	$(2,305)	$(1,990)	$(1,898)

Disclosure of cash flow information:
Cash paid during the year for interest	$401	$438	$457
Cash paid during the year for income taxes	$679	$468	$296

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY

Years Ended February 1, 2014, February 2, 2013 and January 28, 2012

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 29, 2011	959	$959	$3,394	339	$(6,732)	$(550)	$8,225	$2	$5,298
Issuance of common stock:
Stock options exercised	—	—	—	(6)	118	—	—	—	118
Restricted stock issued	—	—	(55)	(2)	34	—	—	—	(21)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	61	(1,420)	—	—	—	(1,420)
Stock options exchanged	—	—	—	6	(127)	—	—	—	(127)
Share-based employee compensation	—	—	81	—	—	—	—	—	81
Other comprehensive loss net of income tax of $(167)	—	—	—	—	—	(294)	—	—	(294)
Other	—	—	7	—	(5)	—	—	(11)	(9)
Cash dividends declared ($0.44 per common share)	—	—	—	—	—	—	(256)	—	(256)
Net earnings (loss) including non-controlling interests	—	—	—	—	—	—	602	(6)	596

Balances at January 28, 2012	959	$959	$3,427	398	$(8,132)	$(844)	$8,571	$(15)	$3,966
Issuance of common stock:
Stock options exercised	—	—	—	(7)	110	—	—	—	110
Restricted stock issued	—	—	(59)	(2)	40	—	—	—	(19)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	51	(1,165)	—	—	—	(1,165)
Stock options exchanged	—	—	—	5	(96)	—	—	—	(96)
Share-based employee compensation	—	—	82	—	—	—	—	—	82
Other comprehensive gain net of income tax of $54	—	—	—	—	—	91	—	—	91
Other	—	—	1	—	6	—	—	11	18
Cash dividends declared ($0.53 per common share)	—	—	—	—	—	—	(281)	—	(281)
Net earnings including non-controlling interests	—	—	—	—	—	—	1,497	11	1,508

Balances at February 2, 2013	959	$959	$3,451	445	$(9,237)	$(753)	$9,787	$7	$4,214
Issuance of common stock:
Stock options exercised	—	—	—	(9)	196	—	—	—	196
Restricted stock issued	—	—	(60)	(2)	26	—	—	—	(34)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	9	(338)	—	—	—	(338)
Stock options exchanged	—	—	—	8	(271)	—	—	—	(271)
Share-based employee compensation	—	—	107	—	—	—	—	—	107
Other comprehensive gain net of income tax of $169	—	—	—	—	—	289	—	—	289
Other	—	—	51	—	(17)	—	—	(8)	26
Cash dividends declared ($0.63 per common share)	—	—	—	—	—	—	(325)	—	(325)
Net earnings including non-controlling interests	—	—	—	—	—	—	1,519	12	1,531

Balances at February 1, 2014	959	$959	$3,549	451	$(9,641)	$(464)	$10,981	$11	$5,395

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

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of February 1, 2014, the Company was one of the largest retailers in the United States based on annual sales.  The Company also manufactures and processes food for sale by its supermarkets.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and the Variable Interest Entities (“VIEs”) in which the Company is the primary beneficiary.  Significant intercompany transactions and balances have been eliminated.

Certain revenue transactions previously reported in sales and merchandise costs in the Consolidated Statements of Operations are now reported net within sales.  Certain prior year amounts have been revised or reclassified to conform to the current year presentation.  These amounts were not material to the prior periods.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 52-week periods ended February 1, 2014 and January 28, 2012 and the 53-week period ended February 2, 2013.

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

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 95% and 96% of inventories for 2013 and 2012, respectively, were valued using the LIFO method.  Cost for the balance of the inventories, including substantially all fuel inventories, was determined using the first-in, first-out (“FIFO”) method.  Replacement cost was higher than the carrying amount by $1,150 at February 1, 2014 and $1,098 at February 2, 2013.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

The item-cost method of accounting to determine inventory cost before the LIFO adjustment is followed for substantially all store inventories at the Company’s supermarket divisions.  This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances and cash discounts) of each item and recording the cost of items sold. The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory.  In addition, substantially all of the Company’s inventory consists of finished goods and is recorded at actual purchase costs (net of vendor allowances and cash discounts).

The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities.  Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost or, in the case of assets acquired in a business combination, at fair value.  Depreciation expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets.  Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years.  Leasehold improvements are amortized over the shorter of the lease term to which they relate, which varies from four to 25 years, or the useful life of the asset.  Manufacturing plant and distribution center equipment is depreciated over lives varying from three to 15 years.  Information technology assets are generally depreciated over five years.  Depreciation expense was $1,703 in 2013, $1,652 in 2012 and $1,638 in 2011.

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

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of trigger events.  The Company performs reviews of each of its operating divisions and variable interest entities (collectively, our reporting units) that have goodwill balances.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a division for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  If potential for impairment is identified, the fair value of a division is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division’s goodwill.  Goodwill impairment is recognized for any excess of the carrying value of the division’s goodwill over the implied fair value.  Results of the goodwill impairment reviews performed during 2013, 2012 and 2011 are summarized in Note 3 to the Consolidated Financial Statements.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value.  Fair value is based on current market values or discounted future cash flows.  The Company records impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for sale, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  The Company recorded asset impairments in the normal course of business totaling $39, $18 and $37 in 2013, 2012 and 2011, respectively.  Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

The following table summarizes accrual activity for future lease obligations of stores that were closed in the normal course of business and assumed in the merger with Harris Teeter Supermarkets, Inc. (“Harris Teeter”):

Future Lease Obligations
Balance at January 28, 2012	$55
Additions	6
Payments	(10)
Other	(7)

Balance at February 2, 2013	44
Additions	7
Payments	(9)
Other	(2)
Assumed from Harris Teeter	18

Balance at February 1, 2014	$58

Interest Rate Risk Management

The Company uses derivative instruments primarily to manage its exposure to changes in interest rates.  The Company’s current program relative to interest rate protection and the methods by which the Company accounts for its derivative instruments are described in Note 7.

Commodity Price Protection

The Company enters into purchase commitments for various resources, including raw materials utilized in its manufacturing facilities and energy to be used in its stores, manufacturing facilities and administrative offices.  The Company enters into commitments expecting to take delivery of and to utilize those resources in the conduct of the normal course of business.  The Company’s current program relative to commodity price protection and the methods by which the Company accounts for its purchase commitments are described in Note 7.

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

The determination of the obligation and expense for Company-sponsored pension plans and other post-retirement benefits is dependent on the selection of assumptions used by actuaries and the Company in calculating those amounts.  Those assumptions are described in Note 15 and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs.  Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in future periods.  While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company also participates in various multi-employer plans for substantially all union employees.  Pension expense for these plans is recognized as contributions are funded.  Refer to Note 16 for additional information regarding the Company’s participation in these various multi-employer plans and the United Food and Commercial Workers International Union (“UFCW”) consolidated fund.

The Company administers and makes contributions to the employee 401(k) retirement savings accounts.  Contributions to the employee 401(k) retirement savings accounts are expensed when contributed.  Refer to Note 15 for additional information regarding the Company’s benefit plans.

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

Deferred Income Taxes

Deferred income taxes are recorded to reflect the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting basis.  Refer to Note 5 for the types of differences that give rise to significant portions of deferred income tax assets and liabilities.  Deferred income taxes are classified as a net current or noncurrent asset or liability based on the classification of the related asset or liability for financial reporting purposes.  A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date.

Uncertain Tax Positions

The Company reviews the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in its consolidated financial statements.  Refer to Note 5 for the amount of unrecognized tax benefits and other related disclosures related to uncertain tax positions.

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of February 1, 2014, the Internal Revenue Service had concluded its field examination of the Company’s 2008 and 2009 federal tax returns.  The Company has filed an administrative appeal with the Internal Revenue Service protesting certain adjustments proposed by the Internal Revenue Service as a result of their field work.

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

The following table summarizes the changes in the Company’s self-insurance liability through February 1, 2014.

	2013	2012	2011
Beginning balance	$537	$529	$514
Expense	220	215	215
Claim payments	(215)	(207)	(200)
Assumed from Harris Teeter	27	—	—
Ending balance	569	537	529
Less: Current portion	(224)	(205)	(197)
Long-term portion	$345	$332	$332

The current portion of the self-insured liability is included in “Other current liabilities,” and the long-term portion is included in “Other long-term liabilities” in the Consolidated Balance Sheets.

The Company maintains surety bonds related to self-insured workers’ compensation claims.  These bonds are required by most states in which the Company is self-insured for workers’ compensation and are placed with third-party insurance providers to insure payment of our obligations in the event the Company is unable to meet its claim payment obligations up to its self-insured retention levels.  These bonds do not represent liabilities of the Company, as the Company has recorded reserves for the claim costs.

The Company is similarly self-insured for property-related losses.  The Company maintains stop loss coverage to limit its property loss exposures including coverage for earthquake, wind, flood and other catastrophic events.

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale.  Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold.  Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons.  The Company records a receivable from the vendor for the difference in sales price and cash received.  Pharmacy sales are recorded when provided to the customer.  Sales taxes are recorded as other accrued liabilities and not as a component of sales.    The Company does not recognize a sale when it sells its own gift cards and gift certificates.  Rather, it records a deferred liability equal to the amount received.  A sale is then recognized when the gift card or gift certificate is redeemed to purchase the Company’s products.  Gift card and certificate breakage is recognized when redemption is deemed remote and there is no legal obligation to remit the value of the unredeemed gift card.  The amount of breakage has not been material for 2013, 2012 and 2011.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s pre-tax advertising costs totaled $587 in 2013, $553 in 2012 and $532 in 2011.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

Cash,  Temporary Cash Investments and Book Overdrafts

Cash and temporary cash investments represent store cash and short-term investments with original maturities of less than three months.  Book overdrafts are included in trade accounts payable and accrued salaries and wages.

Deposits In-Transit

Deposits in-transit generally represent funds deposited to the Company’s bank accounts at the end of the year related to sales, a majority of which were paid for with debit cards, credit cards and checks, to which the Company does not have immediate access but that settle within a few days of the sales transaction.

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

The following table presents sales revenue by type of product for 2013, 2012 and 2011.

	2013		2012		2011
	Amount	% of total	Amount	% of total	Amount	% of total
Non Perishable (1)	$49,229	50.0%	$48,663	50.4%	$46,494	51.5%
Perishable (2)	20,625	21.0%	19,761	20.5%	18,588	20.6%
Fuel	18,962	19.3%	18,896	19.5%	16,901	18.7%
Pharmacy	8,073	8.2%	8,018	8.3%	7,322	8.1%
Other (3)	1,486	1.5%	1,281	1.3%	964	1.1%

Total Sales and other revenue	$98,375	100.0%	$96,619	100.0%	$90,269	100.0%

(1) Consists primarily of grocery, general merchandise, health and beauty care and natural foods.
(2) Consists primarily of produce, floral, meat, seafood, deli and bakery.
(3) Consists primarily of jewelry store sales, outside manufacturing sales and sales from entities not controlled by the Company.

2.              MERGER

On January 28, 2014, the Company closed its merger with Harris Teeter by purchasing 100% of the Harris Teeter outstanding common stock for $2,436.  The merger allows us to expand into the fast-growing southeastern and mid-Atlantic markets and into Washington, D.C.  The merger was accounted for under the purchase method of accounting and was financed through a combination of commercial paper and long-term debt (see Note 6).  In a business combination, the purchase price is allocated to assets acquired and liabilities assumed based on their fair values, with any excess of purchase price over fair value recognized as goodwill. In addition to recognizing the assets and liabilities on the acquired company’s balance sheet, the Company reviews supply contracts, leases, financial instruments, employment agreements and other significant agreements to identify potential assets or liabilities that require recognition in connection with the application of acquisition accounting under ASC 805. Intangible assets are recognized apart from goodwill when the asset arises from contractual or other legal rights, or are separable from the acquired entity such that they may be sold, transferred, licensed, rented or exchanged either on a standalone basis or in combination with a related contract, asset or liability.

Pending the finalization of the Company’s valuations and other items, the following table summarizes the preliminary fair values of the assets acquired and liabilities assumed:

January 28,
2014
ASSETS
Cash and temporary cash investments	$92
Store deposits in-transit	28
Receivables	41
FIFO inventory	426
Prepaid and other current assets	31
Total current assets	618

Property, plant and equipment	1,328
Intangibles	558
Other assets	238

Total Assets, excluding Goodwill	2,742

LIABILITIES
Current portion of long-term debt including obligations under capital leases and financing obligations	(7)
Trade accounts payable	(202)
Accrued salaries and wages	(47)
Deferred income taxes	(20)
Other current liabilities	(159)
Total current liabilities	(435)

Fair-value of long-term debt including obligations under capital leases and financing obligations	(252)
Deferred income taxes	(285)
Pension and postretirement benefit obligations	(98)
Other long-term liabilities	(137)

Total Liabilities	(1,207)

Total Identifiable Net Assets	1,535
Goodwill	901
Total Purchase Price	$2,436

Of the $558 allocated to intangible assets, $430 relates to the Harris Teeter trade name, to which we assigned an indefinite life and, therefore, will not be amortized.  The Company also recorded $53 and $75 related to pharmacy prescription files and favorable leasehold interests, respectively.  The Company will amortize the pharmacy prescription files and favorable leasehold interests over seven and 24 years, respectively.  The goodwill recorded as part of the merger was attributable to the assembled workforce of Harris Teeter and operational synergies expected from the merger, as well as any intangible assets that do not qualify for separate recognition.  The transaction was treated as a stock purchase for income tax purposes.  The assets acquired and liabilities assumed as part of the merger did not result in a step up of the tax basis and goodwill is not expected to be deductible for tax purposes.  The above amounts represent the preliminary allocation of the purchase price, and are subject to revision when the resulting valuations of property and intangible assets are finalized, which will occur prior to January 28, 2015.  Due to the timing of the merger closing late in the year, the revenue and earnings of Harris Teeter in 2013 were not material.

Pro forma results of operations, assuming the transaction had taken place at the beginning of 2012, are included in the following table.  The pro forma information includes historical results of operations of Harris Teeter and adjustments for interest expense that would have been incurred due to financing the acquisition, depreciation and amortization of the assets acquired and excludes the pre-acquisition transaction related expenses incurred by Harris Teeter and the Company.  The pro forma information does not include efficiencies, cost reductions, synergies and investments in lower prices for our customers expected to result from the merger or immaterial acquisitions completed in 2012.  The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the merger been completed at the beginning of the 2012.

	Fiscal year ended February 1, 2014	Fiscal year ended February 2, 2013
Sales	$103,202	$101,214
Net earnings including noncontrolling interests	1,664	1,584
Net earnings attributable to noncontrolling interests	12	11

Net earnings attributable to The Kroger Co.	$1,652	$1,573

3.              GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s net goodwill balance through February 1, 2014.

	2013	2012
Balance beginning of year
Goodwill	$3,766	$3,670
Accumulated impairment losses	(2,532)	(2,532)
	1,234	1,138

Activity during the year
Acquisitions	901	96

Balance end of year
Goodwill	4,667	3,766
Accumulated impairment losses	(2,532)	(2,532)
	$2,135	$1,234

In 2013, the Company acquired all the outstanding shares of Harris Teeter, a supermarket retailer in southeastern and mid-Atlantic markets and Washington, D.C., resulting in additional goodwill of $901.  See Note 2 for additional information regarding the merger.

In 2012, the Company acquired an interest in one of its suppliers and all the outstanding shares of Axium Pharmacy, a leading specialty pharmacy that provides specialized drug therapies and support services for patients with complex medical conditions, resulting in combined additional goodwill of $96.

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The annual evaluation of goodwill performed during the fourth quarter of 2013, 2012 and 2011 did not result in impairment.

Based on current and future expected cash flows, the Company believes goodwill impairments are not reasonably likely.  A 10% reduction in fair value of the Company’s reporting units would not indicate a potential for impairment of the Company’s remaining goodwill balance.

The Company acquired definite and indefinite lived intangible assets totaling approximately $558 as a result of the merger with Harris Teeter.  See Note 2 for additional information regarding the merger.

The following table summarizes the Company’s intangible assets balance through February 1, 2014.

	2013		2012
	Gross carrying amount	Accumulated amortization(1)	Gross carrying amount	Accumulated amortization(1)
Definite-lived favorable leasehold interests	$144	$(61)	$69	$(58)
Definite-lived pharmacy prescription files	95	(28)	45	(26)
Definite-lived other	78	(10)	54	(2)
Indefinite-lived trade name	430	—	—	—
Indefinite-lived liquor licenses	54	—	48	—

Total	$801	$(99)	$216	$(86)

(1) Favorable leasehold interests are amortized to rent expense, pharmacy prescription files are amortized to merchandise costs and other intangibles are amortized to operating, general and administrative expense.

Amortization expense associated with intangible assets totaled approximately $18, $13 and $12, during fiscal years 2013, 2012 and 2011, respectively. Future amortization expense associated with the net carrying amount of definite-lived intangible assets for the years subsequent to 2013 is estimated to be approximately:

2014	$28
2015	25
2016	22
2017	21
2018	20
Thereafter	102

Total future estimated amortization associated with definite-lived intangible assets	$218

4.              PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2013	2012
Land	$2,639	$2,450
Buildings and land improvements	8,848	8,249
Equipment	11,037	10,267
Leasehold improvements	7,644	6,545
Construction-in-progress	1,520	1,239
Leased property under capital leases and financing obligations	691	593

Total property, plant and equipment	32,379	29,343
Accumulated depreciation and amortization	(15,486)	(14,495)

Property, plant and equipment, net	$16,893	$14,848

Accumulated depreciation for leased property under capital leases was $339 at February 1, 2014 and $321 at February 2, 2013.

Approximately $232 and $236, original cost, of Property, Plant and Equipment collateralized certain mortgages at February 1, 2014 and February 2, 2013, respectively.

5.              TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2013	2012	2011
Federal
Current	$638	$563	$146
Deferred	81	154	78

Subtotal federal	719	717	224
State and local
Current	42	46	42
Deferred	(10)	31	(19)

Subtotal state and local	32	77	23

Total	$751	$794	$247

A reconciliation of the statutory federal rate and the effective rate follows:

	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.9%	2.2%	1.8%
Credits	(1.3)%	(1.4)%	(3.6)%
Favorable resolution of issues	—	(0.5)%	(3.4)%
Domestic manufacturing deduction	(1.1)%	(0.5)%	(1.3)%
Other changes, net	(0.6)%	(0.3)%	0.8%

	32.9%	34.5%	29.3%

The 2013 tax rate differed from the federal statutory rate primarily as a result of the utilization of tax credits, the Domestic Manufacturing Deduction and other changes, partially offset by the effect of state income taxes. The 2013 rate for state income taxes is lower than 2012 and 2011 due to an increase in state credits, including the benefit from filing amended returns to claim additional credits.  The 2013 benefit from the Domestic Manufacturing Deduction increased from 2012 due to additional deductions taken in 2013, as well as the amendment of prior years’ tax returns to claim the additional benefit available in years still under review by the Internal Revenue Service.  The 2011 effective tax rate was significantly lower than 2013 and 2012 due to the effect on pre-tax income of the UFCW consolidated pension plan charge of $953 ($591 after-tax) in 2011. The effect of the UFCW consolidated pension plan charge reduced pre-tax income thereby increasing the effect of credits and of the favorable resolution of tax issues on our 2011 effective tax rate.

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2013	2012
Current deferred tax assets:
Net operating loss and credit carryforwards	$4	$4
Compensation related costs	103	79
Other	15	—

Subtotal	122	83
Valuation allowance	(9)	(4)

Total current deferred tax assets	113	79

Current deferred tax liabilities:
Insurance related costs	(96)	(116)
Inventory related costs	(265)	(234)
Other	—	(17)

Total current deferred tax liabilities	(361)	(367)

Current deferred taxes	$(248)	$(288)

Long-term deferred tax assets:
Compensation related costs	$464	$564
Lease accounting	115	87
Closed store reserves	54	56
Insurance related costs	66	77
Net operating loss and credit carryforwards	103	82
Other	—	2

Subtotal	802	868
Valuation allowance	(38)	(28)

Total long-term deferred tax assets	764	840
Long-term deferred tax liabilities:
Depreciation	(2,128)	(1,636)
Other	(17)	—

Total long-term deferred tax liabilities	(2,145)	(1,636)

Long-term deferred taxes	$(1,381)	$(796)

The long-term deferred tax liability for depreciation increased over the prior year due to the inclusion of Harris Teeter and an adjustment to the estimated tax depreciation used in the 2012 provision that resulted in a correction in the balance sheet between other current liabilities and long-term deferred income taxes in 2013.  The amount of the correction was not material to any periods presented.

At February 1, 2014, the Company had net operating loss carryforwards for state income tax purposes of $1,280.  These net operating loss carryforwards expire from 2014 through 2032.  The utilization of certain of the Company’s net operating loss carryforwards may be limited in a given year.  Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its net operating losses.

At February 1, 2014, the Company had state credit carryforwards of $34, most of which expire from 2014 through 2027.  The utilization of certain of the Company’s credits may be limited in a given year. Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state credits.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including positions impacting only the timing of tax benefits, is as follows:

	2013	2012	2011
Beginning balance	$299	$310	$285
Additions based on tax positions related to the current year	23	45	24
Reductions based on tax positions related to the current year	(10)	(9)	—
Additions for tax positions of prior years	17	1	24
Reductions for tax positions of prior years	(4)	(27)	(11)
Settlements	—	(21)	(12)
Ending balance	$325	$299	$310

The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

As of February 1, 2014, February 2, 2013 and January 28, 2012, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $98, $70 and $81 respectively.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense.  During the years ended February 1, 2014, February 2, 2013 and January 28, 2012, the Company recognized approximately $10, $(8) and $(24), respectively, in interest and penalties (recoveries).  The Company had accrued approximately $41 and $33 for the payment of interest and penalties as of February 1, 2014 and February 2, 2013, respectively.

As of February 1, 2014, the Internal Revenue Service had concluded its field examination of the Company’s 2008 and 2009 federal tax returns and is currently auditing years 2010 and 2011.  The 2010 and 2011 audits are expected to be completed in 2014.  The Company has filed an administrative appeal with the Internal Revenue Service protesting certain adjustments proposed by the Internal Revenue Service as a result of their field work.

On September 13, 2013, the U.S. Department of the Treasury and Internal Revenue Service released final tangible property regulations that provide guidance on the tax treatment regarding the deduction and capitalization of expenditures related to tangible property.  These regulations are effective for tax years beginning on or after January 1, 2014.  The Company is currently assessing these rules and their effect on its financial statements, and believes adoption of these regulations will not have an effect on net income and will not have a material effect on the reclassification between long-term deferred tax liabilities and current income tax liabilities.

6.    DEBT OBLIGATIONS

Long-term debt consists of:

	2013	2012
0.80% to 8.00% Senior notes due through 2043	$9,083	$6,587
5.00% to 12.75% Mortgages due in varying amounts through 2034	64	60
0.27% to 0.45% Commercial paper due through February 2014	1,250	1,645
Other	383	184

Total debt	10,780	8,476
Less current portion	(1,616)	(2,700)

Total long-term debt	$9,164	$5,776

In 2013, the Company issued $600 of senior notes due in fiscal year 2023 bearing an interest rate of 3.85%, $400 of senior notes due in fiscal year 2043 bearing an interest rate of 5.15%, $500 of senior notes due in fiscal year 2016 bearing an interest rate of 3-month London Inter-Bank Offering Rate plus 53 basis points, $300 of senior notes due in fiscal year 2016 bearing an interest rate of 1.20%, $500 of senior notes due in fiscal year 2019 bearing an interest rate of 2.30%, $700 of senior notes due in fiscal year 2021 bearing an interest rate of 3.30% and $500 in senior notes due in fiscal year 2024 bearing an interest rate of 4.00%.  In 2013, the Company repaid $400 of senior notes bearing an interest rate of 5.00% and $600 of senior notes bearing an interest rate of 7.50% upon their maturity.

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

In addition to the Credit Agreement, the Company maintained two uncommitted money market lines totaling $75 in the aggregate.  The money market lines allow the Company to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of February 1, 2014, the Company had $1,250 of borrowings of commercial paper, with a weighted average interest rate of 0.27%, and no borrowings under its Credit Agreement and money market lines.  As of February 2, 2013, the Company had $1,645 of borrowings of commercial paper, with a weighted average interest rate of 0.45%, and no borrowings under its Credit Agreement and money market lines.

As of February 1, 2014, the Company had outstanding letters of credit in the amount of $209, of which $12 reduces funds available under the Company’s Credit Agreement.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

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

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2013, and for the years subsequent to 2013 are:

2014	$1,616
2015	524
2016	1,267
2017	708
2018	1,003
Thereafter	5,662

Total debt	$10,780

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

Interest Rate Risk Management

The Company is exposed to market risk from fluctuations in interest rates.  The Company manages its exposure to interest rate fluctuations through the use of a commercial paper program, interest rate swaps (fair value hedges) and forward-starting interest rate swaps (cash flow hedges).  The Company’s current program relative to interest rate protection contemplates hedging the exposure to changes in the fair value of fixed-rate debt attributable to changes in interest rates.  To do this, the Company uses the following guidelines: (i) use average daily outstanding borrowings to determine annual debt amounts subject to interest rate exposure, (ii) limit the average annual amount subject to interest rate reset and the amount of floating rate debt to a combined total of $2,500 or less, (iii) include no leveraged products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status.

The Company reviews compliance with these guidelines annually with the Financial Policy Committee of the Board of Directors.  These guidelines may change as the Company’s needs dictate.

Fair Value Interest Rate Swaps

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of February 1, 2014 and February 2, 2013.

	2013		2012
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$100	$—	$475	$—
Number of contracts	2	—	6	—
Duration in years	4.94	—	1.41	—
Average variable rate	5.83%	—	3.29%	—
Average fixed rate	6.80%	—	5.38%	—
Maturity	December 2018		Between April 2013 and December 2018

During the first quarter of 2013, four of the Company’s fair value swaps, with a notional amount aggregating $375, matured.

The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk is recognized in current earnings as “Interest expense.”  These gains and losses for 2013 and 2012 were as follows:

	Year-To-Date
	February 1, 2014		February 2, 2013
Consolidated Statement of Operations Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$(3)	$4	$(24)	$16

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
Derivatives Designated as Fair Value Hedging Instruments	February 1, 2014	February 2, 2013	Balance Sheet Location
Interest Rate Hedges	$(2)	$1	(Other Long-Term Liabilities)/Other Assets

Cash Flow Forward-Starting Interest Rate Swaps

As of February 1, 2014, the Company did not have any outstanding forward-starting interest rate swap agreements.

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

During 2013, the Company terminated 29 forward-starting interest rate swap agreements with maturity dates of April 2013 and January 2014 with an aggregate notional amount totaling $1,700.  Twelve of these forward-starting interest rate swap agreements, with an aggregate notional amount totaling $850, were entered into and terminated in 2013.  These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt issued in 2013.  As discussed in Note 6, the Company issued $3,500 of senior notes in 2013.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $15, $9 net of tax, has been deferred net of tax in AOCI and will be amortized to earnings as the interest payments are made.

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for 2013 and 2012:

	Year-To-Date
Derivatives in Cash Flow Hedging	Amount of Gain/(Loss) in AOCI on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Reclassified into Income
Relationships	2013	2012	2013	2012	(Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(25)	$(14)	$(1)	$(3)	Interest expense

*The amounts of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges that were terminated prior to end of 2013.

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

Collateral is generally not required of the counterparties or of the Company under these master netting agreements. As of February 1, 2014 and February 2, 2013, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of these master netting agreements on the Company’s derivative balances upon an event of default or termination event is as follows as of February 1, 2014 and February 2, 2013:

			Net Amount	Gross Amounts Not Offset in the Balance Sheet
February 1, 2014	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Liabilities
Fair Value Interest Rate Swaps	$2	$—	$2	$—	$—	$2

			Net Amount	Gross Amounts Not Offset in the Balance Sheet
February 2, 2013	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Assets
Cash Flow Forward-Starting Interest Rate Swaps	$16	$(2)	$14	$—	$—	$14
Fair Value Interest Rate Swaps	1	—	1	—	—	1
Total	$17	$(2)	$15	$—	$—	$15

Liabilities
Cash Flow Forward-Starting Interest Rate Swaps	$11	$(2)	$9	$—	$—	$9

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at February 1, 2014 and February 2, 2013:

February 1, 2014 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$36	$—	$—	$36
Warrants	—	16	—	16
Long-Lived Assets	—	—	29	29
Interest Rate Hedges	—	(2)	—	(2)
Total	$36	$14	$29	$79

February 2, 2013 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$8	$—	$20	$28
Long-Lived Assets	—	—	8	8
Interest Rate Hedges	—	6	—	6
Total	$8	$6	$28	$42

In 2013, one of the Company’s available-for-sale securities began trading in an active market.  Because of this, the Company transferred the $20 fair value of securities from a Level 3 asset to a Level 1 asset in 2013.  In 2013, unrealized gains on the Level 1 available-for-sale securities totaled $8.

The Company values warrants using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model is classified as a Level 2 input.

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, long-lived assets and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 3 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 for further discussion of the Company’s policies and recorded amounts for impairments of long-lived assets and valuation of store lease exit costs.  In 2013, long-lived assets with a carrying amount of $68 were written down to their fair value of $29, resulting in an impairment charge of $39.  In 2012, long-lived assets with a carrying amount of $26 were written down to their fair value of $8, resulting in an impairment charge of $18.

Mergers are accounted for using the acquisition method of accounting, which requires that the purchase price paid for an acquisition be allocated to the assets and liabilities acquired based on their estimated fair values as of the effective date of the acquisition, with the excess of the purchase price over the net assets being recorded as goodwill.  See Note 2 for further discussion related to the merger with Harris Teeter.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at respective year-ends.  At February 1, 2014, the fair value of total debt was $11,547 compared to a carrying value of $10,780.  At February 2, 2013, the fair value of total debt was $9,339 compared to a carrying value of $8,476.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Other Assets

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At February 1, 2014 and February 2, 2013, the carrying and fair value of long-term investments for which fair value is determinable were $51 and $44, respectively.

9.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the year ended February 1, 2014:

	Cash Flow Hedging Activities(1)	Available for sale Securities(1)	Pension and Postretirement Defined Benefit Plans(1)	Total(1)
Balance at February 2, 2013	$(14)	$7	$(746)	$(753)
OCI before reclassifications(2)	(12)	5	197	190
Amounts reclassified out of AOCI	1	—	98	99
Net current-period OCI	(11)	5	295	289
Balance at February 1, 2014	$(25)	$12	$(451)	$(464)

(1) All amounts are net of tax.

(2) Net of tax of $(8), $3 and $116 for cash flow hedging activities, available for sale securities and pension and postretirement defined benefit plans, respectively.

The following table represents the items reclassified out of AOCI and the related tax effects for the year ended February 1, 2014:

February 1, 2014
Gains on cash flow hedging activities
Amortization of unrealized gains and losses on cash flow hedging activities(1)	$2
Tax expense	(1)
Net of tax	1

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(2)	155
Tax expense	(57)
Net of tax	98
Total reclassifications, net of tax	$99

(1) Reclassified from AOCI into interest expense.

(2) Reclassified from AOCI into merchandise costs and operating, general and administrative expense.  These components are included in the computation of net periodic pension expense (see Note 15 to the Company’s Consolidated Financial Statements for additional details).

10.       LEASES AND LEASE-FINANCED TRANSACTIONS

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

Rent expense (under operating leases) consists of:

	2013	2012	2011
Minimum rentals	$706	$727	$715
Contingent payments	13	13	13
Tenant income	(106)	(112)	(109)

Total rent expense	$613	$628	$619

Minimum annual rentals and payments under capital leases and lease-financed transactions for the five years subsequent to 2013 and in the aggregate are:

	Capital Leases	Operating Leases	Lease- Financed Transactions
2014	$62	$832	$6
2015	57	770	7
2016	53	708	7
2017	52	634	8
2018	43	563	8
Thereafter	349	3,101	83

	616	$6,608	$119

Less estimated executory costs included in capital leases	—

Net minimum lease payments under capital leases	616
Less amount representing interest	204

Present value of net minimum lease payments under capital leases	$412

Total future minimum rentals under noncancellable subleases at February 1, 2014, were $217.

11.       EARNINGS PER COMMON SHARE

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

	For the year ended February 1, 2014			For the year ended February 2, 2013			For the year ended January 28, 2012
(in millions, except per share amounts)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,507	514	$2.93	$1,485	533	$2.78	$598	590	$1.01
Dilutive effect of stock options		6			4			3

Net earnings attributable to The Kroger Co. per diluted common share	$1,507	520	$2.90	$1,485	537	$2.77	$598	593	$1.01

The Company had undistributed and distributed earnings to participating securities totaling $12, $12 and $4 in 2013, 2012 and 2011, respectively.

For the years ended February 1, 2014, February 2, 2013 and January 28, 2012, there were options outstanding for approximately 2.3 million, 12.2 million and 12.2 million common shares, respectively, which were excluded from the computation of net earnings attributable to The Kroger Co. per diluted common share.  These shares were excluded because their inclusion would have had an anti-dilutive effect on EPS.

12.       STOCK OPTION PLANS

The Company grants options for common shares (“stock options”) to employees under various plans at an option price equal to the fair market value of the stock at the date of grant.  The Company accounts for stock options under the fair value recognition provisions.  Under this method, the Company recognizes compensation expense for all share-based payments granted.  The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  Equity awards may be made at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings.  The 2013 primary grant was made in conjunction with the June meeting of the Company’s Board of Directors.

Stock options typically expire 10 years from the date of grant.  Stock options vest between one and five years from the date of grant.  At February 1, 2014, approximately 11 million common shares were available for future option grants under these plans.

In addition to the stock options described above, the Company awards restricted stock to employees, as well as to non-employee directors, under various plans.  The restrictions on these awards generally lapse between one and five years from the date of the awards.  The Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying shares on the grant date of the award, over the period the awards lapse.  As of February 1, 2014, approximately 5 million common shares were available under the 2005, 2008 and 2011 Long-Term Incentive Plans (the “Plans”) for future restricted stock awards or shares issued to the extent performance criteria are achieved.  The Company has the ability to convert shares available for stock options under the Plans to shares available for restricted stock awards.  Under some of the Plans, four shares available for option awards can be converted into one share available for restricted stock awards.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares subject to option (in millions)	Weighted- average exercise price
Outstanding, year-end 2010	35.9	$21.45
Granted	3.9	$24.69
Exercised	(5.9)	$20.28
Canceled or Expired	(2.9)	$24.43

Outstanding, year-end 2011	31.0	$21.80
Granted	4.1	$22.04
Exercised	(6.7)	$18.35
Canceled or Expired	(1.9)	$23.28

Outstanding, year-end 2012	26.5	$22.61
Granted	4.2	$37.68
Exercised	(8.8)	$22.22
Canceled or Expired	(0.2)	$25.47

Outstanding, year-end 2013	21.7	$25.66

A summary of options outstanding and exercisable at February 1, 2014 follows:

Range of Exercise Prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Options exercisable	Weighted-average exercise price
	(in millions)	(in years)		(in millions)
$13.78 - $18.57	2.1	0.99	$16.62	2.1	$16.62
$18.58 - $20.97	3.6	4.80	$20.09	2.9	$20.06
$20.98 - $23.37	5.2	7.28	$22.11	2.6	$22.21
$23.38 - $28.17	3.1	7.22	$24.82	1.6	$24.89
$28.18 - $32.97	3.6	4.01	$28.51	3.5	$28.44
$32.98 - $40.99	4.1	9.44	$37.81	—	$37.76
$13.78 - $40.99	21.7	6.12	$25.66	12.7	$22.88

The weighted-average remaining contractual life for options exercisable at February 1, 2014, was approximately 4.5 years.  The intrinsic value of options outstanding and exercisable at February 1, 2014 was $233 and $169, respectively.

Restricted stock

Changes in restricted stock outstanding under the restricted stock plans are summarized below:

	Restricted shares outstanding (in millions)	Weighted-average grant-date fair value
Outstanding, year-end 2010	4.4	$22.39
Granted	2.5	$24.63
Lapsed	(2.5)	$21.96
Canceled or Expired	(0.2)	$23.80

Outstanding, year-end 2011	4.2	$23.92
Granted	2.6	$22.23
Lapsed	(2.4)	$24.34
Canceled or Expired	(0.1)	$23.28

Outstanding, year-end 2012	4.3	$22.67
Granted	3.2	$37.69
Lapsed	(2.5)	$22.97
Canceled or Expired	(0.1)	$27.31

Outstanding, year-end 2013	4.8	$32.31

The weighted-average grant date fair value of stock options granted during 2013, 2012 and 2011was $8.98, $4.39 and $6.00, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes extensive judgment and financial estimates, including the term employees are expected to retain their stock options before exercising them, the volatility of the Company’s stock price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.  The increase in the fair value of the stock options granted during 2013, compared to 2012, resulted primarily from an increase in the Company’s share price, an increase in the weighted average risk-free interest rate and a decrease in the expected dividend yield.  The decrease in the fair value of the stock options granted during 2012, compared to 2011, resulted primarily from a decrease in the Company’s share price, a decrease in the weighted average risk-free interest rate and an increase in the expected dividend yield.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2013	2012	2011
Weighted average expected volatility	26.34%	26.49%	26.31%
Weighted average risk-free interest rate	1.87%	0.97%	2.16%
Expected dividend yield	1.82%	2.49%	1.90%
Expected term (based on historical results)	6.8 years	6.9 years	6.9 years

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

Total stock compensation recognized in 2013, 2012 and 2011 was $107, $82 and $81, respectively.  Stock option compensation recognized in 2013, 2012 and 2011 was $24, $22 and $22, respectively.  Restricted shares compensation recognized in 2013, 2012 and 2011 was $83, $60 and $59, respectively.

The total intrinsic value of options exercised was $115, $44 and $24 in 2013, 2012 and 2011, respectively.  The total amount of cash received in 2013 by the Company from the exercise of options granted under share-based payment arrangements was $196.  As of February 1, 2014, there was $154 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under the Company’s equity award plans.  This cost is expected to be recognized over a weighted-average period of approximately two years.  The total fair value of options that vested was $20, $23 and $33 in 2013, 2012 and 2011, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares.  Proceeds received from the exercise of options, and the related tax benefit, may be utilized to repurchase the Company’s common shares under a stock repurchase program adopted by the Company’s Board of Directors.  During 2013, the Company repurchased approximately eight million common shares in such a manner.

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

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where the loss contingency can be reasonably estimated and an adverse outcome is probable.  Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties.  Management currently believes that the aggregate range of loss for the Company’s exposure is not material to the Company.  It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

14.       STOCK

Preferred Shares

The Company has authorized five million shares of voting cumulative preferred shares; two million shares were available for issuance at February 1, 2014.  The shares have a par value of $100 per share and are issuable in series.

Common Shares

The Company has authorized one billion common shares, $1 par value per share.  On May 20, 1999, the shareholders authorized an amendment to the Amended Articles of Incorporation to increase the number of authorized common shares from one billion to two billion when the Board of Directors determines it to be in the best interest of the Company.

Common Stock Repurchase Program

The Company maintains stock repurchase programs that comply with Securities Exchange Act Rule 10b5-1 to allow for the orderly repurchase of The Kroger Co. common shares, from time to time.  The Company made open market purchases totaling $338, $1,165 and $1,420 under these repurchase programs in 2013, 2012 and 2011, respectively.  In addition to these repurchase programs, in December 1999, the Company began a program to repurchase common shares to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises and the related tax benefit.  The Company repurchased approximately $271, $96 and $127 under the stock option program during 2013, 2012 and 2011, respectively.

15.       COMPANY- SPONSORED BENEFIT PLANS

The Company administers non-contributory defined benefit retirement plans for some non-union employees and union-represented employees as determined by the terms and conditions of collective bargaining agreements.  These include several qualified pension plans (the “Qualified Plans”) and non-qualified plans (the “Non-Qualified Plans”).  The Non-Qualified Plans pay benefits to any employee that earns in excess of the maximum allowed for the Qualified Plans by Section 415 of the Internal Revenue Code.  The Company only funds obligations under the Qualified Plans.  Funding for the pension plans is based on a review of the specific requirements and on evaluation of the assets and liabilities of each plan.

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

Amounts recognized in AOCI as of February 1, 2014 and February 2, 2013 consist of the following (pre-tax):

	Pension Benefits		Other Benefits		Total
	2013	2012	2013	2012	2013	2012
Net actuarial loss (gain)	$857	$1,201	$(111)	$(15)	$746	$1,186
Prior service cost (credit)	2	3	(35)	(8)	(33)	(5)

Total	$859	$1,204	$(146)	$(23)	$713	$1,181

Amounts in AOCI expected to be recognized as components of net periodic pension or postretirement benefit costs in the next fiscal year are as follows (pre-tax):

	Pension Benefits	Other Benefits	Total
	2014	2014	2014
Net actuarial loss (gain)	$52	$(6)	$46
Prior service cost (credit)	1	(7)	(6)

Total	$53	$(13)	$40

Other changes recognized in other comprehensive income in 2013, 2012 and 2011were as follows (pre-tax):

	Pension Benefits			Other Benefits			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Incurred net actuarial loss (gain)	$(243)	$(33)	$451	$(97)	$6	$32	$(340)	$(27)	$483
Amortization of prior service credit (cost)	—	—	(1)	4	4	5	4	4	4
Amortization of net actuarial gain (loss)	(102)	(97)	(64)	—	—	2	(102)	(97)	(62)
Other	—	—	—	(30)	—	—	(30)	—	—
Total recognized in other comprehensive income	(345)	(130)	386	(123)	10	39	(468)	(120)	425

Total recognized in net periodic benefit cost and other comprehensive income	$(271)	$(41)	$456	$(95)	$38	$62	$(366)	$(3)	$518

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at the end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plans		Other Benefits
	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$3,443	$3,348	$221	$217	$402	$378
Service cost	40	44	3	3	17	16
Interest cost	144	146	9	9	15	16
Plan participants’ contributions	—	—	—	—	10	9
Actuarial (gain) loss	(308)	33	(20)	3	(97)	6
Benefits paid	(136)	(131)	(10)	(11)	(25)	(23)
Other	—	3	—	—	(30)	—
Assumption of Harris Teeter benefit obligation	326	—	60	—	2	—

Benefit obligation at end of fiscal year	$3,509	$3,443	$263	$221	$294	$402

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$2,746	$2,523	$—	$—	$—	$—
Actual return on plan assets	139	278	—	—	—	—
Employer contributions	100	71	10	11	15	14
Plan participants’ contributions	—	—	—	—	10	9
Benefits paid	(136)	(131)	(10)	(11)	(25)	(23)
Other	—	5	—	—	—	—
Assumption of Harris Teeter plan assets	286	—	—	—	—	—

Fair value of plan assets at end of fiscal year	$3,135	$2,746	$—	$—	$—	$—
Funded status at end of fiscal year	$(374)	$(697)	$(263)	$(221)	$(294)	$(402)
Net liability recognized at end of fiscal year	$(374)	$(697)	$(263)	$(221)	$(294)	$(402)

As of February 1, 2014 and February 2, 2013, other current liabilities include $30 and $29, respectively, of net liability recognized for the above benefit plans.

The pension plan assets acquired and liabilities assumed in the Harris Teeter merger did not affect the Company’s net periodic benefit cost in 2013 due to the merger occurring close to year end.

As of February 1, 2014 and February 2, 2013, pension plan assets do not include common shares of The Kroger Co.

	Pension Benefits			Other Benefits
Weighted average assumptions	2013	2012	2011	2013	2012	2011
Discount rate — Benefit obligation	4.99%	4.29%	4.55%	4.68%	4.11%	4.40%
Discount rate — Net periodic benefit cost	4.29%	4.55%	5.60%	4.11%	4.40%	5.40%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase — Net periodic benefit cost	2.77%	2.82%	2.88%
Rate of compensation increase — Benefit Obligation	2.86%	2.77%	2.82%

The Company’s discount rate assumptions were intended to reflect the rates at which the pension benefits could be effectively settled.  They take into account the timing and amount of benefits that would be available under the plans.  The Company’s policy for selecting the discount rates as of year-end 2013 and 2012 changed from the policy as of year-end 2011.  In 2013 and 2012, the Company’s policy was to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 4.99% and 4.68% discount rates as of year-end 2013 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant.  In 2011, the Company’s policy was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity.  Benefit cash flows due in a particular year can theoretically be “settled” by “investing” them in the zero-coupon bond that matures in the same year.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 4.55% and 4.40% discount rates as of year-end 2011 for pension and other benefits, respectively, represents the equivalent single rates constructed under a broad-market AA yield curve constructed with the assistance of an outside consultant.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of February 1, 2014, by approximately $395.

To determine the expected rate of return on pension plan assets held by the Company for 2013, the Company considered current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.  Due to the Harris Teeter merger occurring close to year end, the expected rate of return on pension plan assets acquired in the Harris Teeter merger did not affect our net periodic benefit costs in 2013.  For 2013, 2012 and 2011, the Company assumed a pension plan investment return rate of 8.5%.  The Company pension plan’s average rate of return was 8.1% for the 10 calendar years ended December 31, 2013, net of all investment management fees and expenses.  The value of all investments in the Company-sponsored defined benefit pension plans, excluding pension plan assets acquired in the Harris Teeter merger, during the calendar year ending December 31, 2013 increased 8.0%, net of investment management fees and expenses.  For the past 20 years, the Company’s average annual rate of return has been 9.2%.  Based on the above information and forward looking assumptions for investments made in a manner consistent with the Company’s target allocations, the Company believes an 8.5% rate of return assumption was reasonable for 2013, 2012 and 2011.

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

The funded status increased in 2013, compared to 2012, due primarily to the increase in the discount rate, return on plan assets and contributions to the plan, offset slightly by the update in the mortality assumption.

The Company uses the RP-2000 projected 2021 mortality table in calculating the pension obligation.

	Pension Benefits
	Qualified Plans			Non-Qualified Plan			Other Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$40	$44	$41	$3	$3	$3	$17	$16	$13
Interest cost	144	146	158	9	9	10	15	16	17
Expected return on plan assets	(224)	(210)	(207)	—	—	—	—	—	—
Amortization of:
Prior service cost (credit)	—	—	—	—	—	1	(4)	(4)	(5)
Actuarial (gain) loss	93	88	57	9	9	7	—	—	(2)

Net periodic benefit cost	$53	$68	$49	$21	$21	$21	$28	$28	$23

The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for all Company-sponsored pension plans.

	Qualified Plans		Non-Qualified Plan
	2013	2012	2013	2012
PBO at end of fiscal year	$3,509	$3,443	$263	$221
ABO at end of fiscal year	$3,360	$3,278	$256	$211
Fair value of plan assets at end of year	$3,135	$2,746	$—	$—

The following table provides information about the Company’s estimated future benefit payments.

	Pension Benefits	Other Benefits
2014	$201	$16
2015	$204	$18
2016	$203	$19
2017	$211	$21
2018	$221	$23
2019 — 2023	$1,232	$135

The following table provides information about the weighted average target and actual pension plan asset allocations.

	Target allocations	Actual Allocations
	2013	2013	2012
Pension plan asset allocation
Global equity securities	14.6%	15.0%	19.2%
Emerging market equity securities	5.6	6.2	8.9
Investment grade debt securities	11.6	10.4	8.1
High yield debt securities	12.7	12.5	17.3
Private equity	9.1	7.7	6.0
Hedge funds	32.9	34.2	27.2
Real estate	3.3	3.3	3.3
Other	10.2	10.7	10.0

Total	100.0%	100.0%	100.0%

Investment objectives, policies and strategies are set by the Pension Investment Committees (the “Committees”) appointed by the CEO.  The primary objectives include holding and investing the assets and distributing benefits to participants and beneficiaries of the pension plans.  Investment objectives have been established based on a comprehensive review of the capital markets and each underlying plan’s current and projected financial requirements.  The time horizon of the investment objectives is long-term in nature and plan assets are managed on a going-concern basis.

Investment objectives and guidelines specifically applicable to each manager of assets are established and reviewed annually.  Derivative instruments may be used for specified purposes, including rebalancing exposures to certain asset classes.  Any use of derivative instruments for a purpose or in a manner not specifically authorized is prohibited, unless approved in advance by the Committees.

The current target allocations shown represent a combination of the 2013 targets established by the Company in 2012 and allocation targets on assets acquired as part of the merger with Harris Teeter.  The Company will rebalance by liquidating assets whose allocation materially exceeds target, if possible, and investing in assets whose allocation is materially below target.  If markets are illiquid, the Company may not be able to rebalance to target quickly.  To maintain actual asset allocations consistent with target allocations, assets are reallocated or rebalanced periodically.  In addition, cash flow from employer contributions and participant benefit payments can be used to fund underweight asset classes and divest overweight asset classes, as appropriate.  The Company expects that cash flow will be sufficient to meet most rebalancing needs.

The Company is not required and does not expect to make any contributions to the Company-sponsored defined benefit pension plans in 2014.  If the Company does make any contributions in 2014, the Company expects these contributions will decrease its required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any contributions.  The Company expects 2014 expense for Company-sponsored defined benefit pension plans to be approximately $40.  In addition, the Company expects 401(k) Retirement Savings Account Plan cash contributions and expense from automatic and matching contributions to participants to increase approximately $30 in 2014 compared to 2013 primarily due to the Harris Teeter merger.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 7.10% initial health care cost trend rate and a 4.50% ultimate health care cost trend rate to determine its expense.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$5	$(4)
Effect on postretirement benefit obligation	$31	$(26)

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of February 1, 2014 and February 2, 2013:

Assets at Fair Value as of February 1, 2014

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$26	$—	$—	$26
Corporate Stocks	326	—	—	326
Corporate Bonds	—	94	—	94
U.S. Government Securities	—	60	—	60
Mutual Funds/Collective Trusts	303	419	39	761
Partnerships/Joint Ventures	—	317	—	317
Hedge Funds	—	—	1,073	1,073
Private Equity	—	—	243	243
Real Estate	—	—	96	96
Other	—	139	—	139
Total	$655	$1,029	$1,451	$3,135

Assets at Fair Value as of February 2, 2013

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$17	$—	$—	$17
Corporate Stocks	375	—	—	375
Corporate Bonds	—	72	—	72
U.S. Government Securities	—	66	—	66
Mutual Funds/Collective Trusts	130	559	—	689
Partnerships/Joint Ventures	—	378	—	378
Hedge Funds	—	—	739	739
Private Equity	—	—	180	180
Real Estate	—	—	91	91
Other	—	139	—	139
Total	$522	$1,214	$1,010	$2,746

For measurements using significant unobservable inputs (Level 3) during 2013 and 2012, a reconciliation of the beginning and ending balances is as follows:

	Hedge Funds	Private Equity	Real Estate	Collective Trusts
Ending balance, January 28, 2012	$579	$159	$81	$—
Contributions into Fund	175	49	23	—
Realized gains	11	15	3	—
Unrealized gains	55	—	2	—
Distributions	(81)	(49)	(22)	—
Other	—	6	4	—

Ending balance, February 2, 2013	739	180	91	—
Contributions into Fund	297	74	22	—
Realized gains	7	12	11	—
Unrealized gains	71	17	—	—
Distributions	(88)	(47)	(27)	—
Other	—	7	(1)	—
Assumption of Harris Teeter plan assets	47	—	—	39

Ending balance, February 1, 2014	$1,073	$243	$96	$39

See Note 8 for a discussion of the levels of the fair value hierarchy.  The assets’ fair value measurement level above is based on the lowest level of any input that is significant to the fair value measurement.

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

•                           Hedge Funds: Hedge funds are private investment vehicles valued using a Net Asset Value (NAV) provided by the manager of each fund.  The NAV is based on the underlying net assets owned by the fund, divided by the number of shares outstanding.  The NAV’s unit price is quoted on a private market that is not active.  The NAV is based on the fair value of the underlying securities within the funds, which may be traded on an active market, and valued at the closing price reported on the active market on which those individual securities are traded.  For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager to value investments.  Fair values of all investments are adjusted annually, if necessary, based on audits of the Hedge Fund financial statements; such adjustments are reflected in the fair value of the plan’s assets.

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

The Company contributed and expensed $148, $140 and $130 to employee 401(k) retirement savings accounts in 2013, 2012 and 2011, respectively.  The 401(k) retirement savings account plan provides to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, compensation as defined by the plan, and length of service.

The Company also administers other defined contribution plans for eligible employees.  The cost of these plans was $5, $7 and $6 for 2013, 2012 and 2011, respectively.

16.       MULTI-EMPLOYER PENSION PLANS

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

Under the terms of the MOU, the locals of the UFCW agreed to a future pension benefit formula through 2021.  The Company was designated as the named fiduciary of the new consolidated pension plan with sole investment authority over the assets.  If investment results fail to meet expectations, the Company could be responsible for the shortfall.  The Company committed to contribute sufficient funds to cover the actuarial cost of current accruals and to fund the pre-consolidation Unfunded Actuarial Accrued Liability (“UAAL”) that existed as of December 31, 2011, in a series of installments on or before March 31, 2018.  At January 1, 2012, the UAAL was estimated to be $911 (pre-tax).  In accordance with GAAP, the Company expensed $911 in 2011 related to the UAAL.  The expense was based on a preliminary estimate of the contractual commitment.  In 2012, the Company finalized the UAAL contractual commitment and recorded an adjustment that reduced the 2011 estimated commitment by $53 (pre-tax).  The final UAAL contractual commitment, at January 1, 2012, was $858 (pre-tax).  In the fourth quarter of 2011, the Company contributed $650 to the consolidated multi-employer pension plan of which $600 was allocated to the UAAL and $50 was allocated to service and interest costs and expensed in 2011.  In the fourth quarter of 2012, the Company contributed $258 to the consolidated multi-employer pension plan to fully fund the Company’s UAAL contractual commitment.  Future contributions will be dependent, among other things, on the investment performance of assets in the plan.  The funding commitments under the MOU replace the prior commitments under the four existing funds to pay an agreed upon amount per hour worked by eligible employees.

The Company recognizes expense in connection with its multi-employer pension plans as contributions are funded, or in the case of the UFCW consolidated pension plan, when commitments are made.  The Company made contributions to these funds of $228 in 2013, $492 in 2012 and $946 in 2011.  The cash contributions for 2012 and 2011 include the Company’s $258 and $650 contributions described above, respectively, to the UFCW consolidated pension plan in the fourth quarter of each year.

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

The Company’s participation in these plans is outlined in the following tables.  The EIN / Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent Pension Protection Act Zone Status available in 2013 and 2012 is for the plan’s year-end at December 31, 2012 and December 31, 2011, respectively.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.  The FIP/RP Status Pending / Implemented Column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  Unless otherwise noted, the information for these tables was obtained from the Forms 5500 filed for each plan’s year-end at December 31, 2012 and December 31, 2011.  The multi-employer contributions listed in the table below are the Company’s multi-employer contributions made in fiscal years 2013, 2012 and 2011.

The following table contains information about the Company’s multi-employer pension plans:

				FIP/RP
		Pension Protection		Status
	EIN / Pension	Act Zone Status		Pending/	Multi-Employer Contributions			Surcharge
Pension Fund	Plan Number	2013	2012	Implemented	2013	2012	2011	Imposed(7)
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund(1) (2)	95-1939092 - 001	Red	Red	Implemented	$45	$43	$40	No
BD of Trustees of UNTD Food and Commercial(1)(5)	58-6101602 - 001	N/A	Red	N/A	—	—	59	No
Desert States Employers & UFCW Unions Pension Plan(1)	84-6277982 - 001	Green	Green	No	23	22	20	No
UFCW Unions and Food Employers Pension Plan of Central Ohio(1) (5)	31-6089168 - 001	N/A	Green	N/A	—	—	23	No
Sound Retirement Trust (formerly Retail Clerks Pension Plan)(1) (3)	91-6069306 – 001	Red	Red	Implemented	13	12	10	No
Rocky Mountain UFCW Unions and Employers Pension Plan(1)	84-6045986 - 001	Green	Green	No	17	17	16	No
Indiana UFCW Unions and Retail Food Employers Pension Plan(1) (5)	35-6244695 - 001	N/A	Red	N/A	—	—	5	No
Oregon Retail Employees Pension Plan(1)	93-6074377 - 001	Red	Red	Implemented	7	7	6	No
Bakery and Confectionary Union & Industry International Pension Fund(1)	52-6118572 - 001	Red	Red	Implemented	12	10	9	No
Washington Meat Industry Pension Trust(1) (4)	91-6134141 - 001	Red	Red	Implemented	3	3	2	No
Retail Food Employers & UFCW Local 711 Pension(1)	51-6031512 - 001	Red	Red	Implemented	8	8	7	No
Denver Area Meat Cutters and Employers Pension Plan(1)	84-6097461 - 001	Green	Green	No	8	8	8	No
United Food & Commercial Workers Intl Union — Industry Pension Fund(1) (4)	51-6055922 - 001	Green	Green	No	33	33	33	No
Northwest Ohio UFCW Union and Employers Joint Pension Fund(1) (5)	34-0947187 - 001	N/A	Green	N/A	—	—	2	No
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	31	30	31	No
Central States, Southeast & Southwest Areas Pension Plan	36-6044243 - 001	Red	Red	Implemented	15	12	14	No
UFCW Consolidated Pension Plan(1) (6)	58-6101602 – 001	Green	N/A	No	—	275	650	No
Other					13	12	11

Total Contributions					$228	$492	$946

(1)	The Company’s multi-employer contributions to these respective funds represent more than 5% of the total contributions received by the pension funds.
(2)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at March 31, 2013 and March 31, 2012.
(3)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2012 and September 30, 2011.
(4)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at June 30, 2012 and June 30, 2011.
(5)	As of December 31, 2011, these four pension funds were consolidated into the UFCW consolidated pension plan. See the above information regarding this multi-employer pension fund consolidation.
(6)

The UFCW consolidated pension plan was formed on January 1, 2012, as the result of the consolidation of four existing multi-employer pension plans.  See the above information regarding this multi-employer pension fund consolidation.

(7)

Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of February 1, 2014, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.

The following table describes (a) the expiration date of the Company’s collective bargaining agreements and (b) the expiration date of the Company’s most significant collective bargaining agreements for each of the material multi-employer funds in which the Company participates.

	Expiration Date	Most Significant Collective
	of Collective	Bargaining Agreements(1)
	Bargaining	(not in millions)
Pension Fund	Agreement	Count	Expiration
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund	March 2014(2) to June 2014	2	March 2014(2) to June 2014
UFCW Consolidated Pension Plan(3)	July 2013(2) to June 2017	8	October 2013(2) to June 2017
Desert States Employers & UFCW Unions Pension Plan	June 2014 to October 2014	1	October 2014
Sound Retirement Trust (formerly Retail Clerks Pension Plan)	May 2016 to December 2016	2	May 2016 to August 2016
Rocky Mountain UFCW Unions and Employers Pension Plan	September 2015 to October 2015	1	September 2015
Oregon Retail Employees Pension Plan	April 2013(2) to October 2016	3	August 2015 to June 2016
Bakery and Confectionary Union & Industry International Pension Fund	May 2011(2) to September 2017	4	May 2014 to August 2016
Washington Meat Industry Pension Trust	January 2015 to July 2016	1	May 2016
Retail Food Employers & UFCW Local 711 Pension	April 2013(2) to March 2015	2	March 2015
Denver Area Meat Cutters and Employers Pension Plan	September 2015 to October 2015	1	September 2015
United Food & Commercial Workers Intl Union — Industry Pension Fund	July 2013(2) to June 2017	2	April 2015 to March 2017
Western Conference of Teamsters Pension Plan	April 2014 to April 2018	5	July 2014 to September 2015
Central States, Southeast & Southwest Areas Pension Plan	September 2014	2	September 2014

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

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were approximately $1,100 in 2013, $1,100 in 2012 and $1,000 in 2011.

17.       RECENTLY ADOPTED ACCOUNTING STANDARDS

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

18.       RECENTLY ISSUED ACCOUNTING STANDARDS

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

19.       QUARTERLY DATA (UNAUDITED)

The two tables that follow reflect the unaudited results of operations for 2013 and 2012.

	Quarter
2013	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$29,997	$22,686	$22,470	$23,222	$98,375
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	23,817	18,059	17,866	18,397	78,138
Operating, general, and administrative	4,593	3,506	3,537	3,558	15,196
Rent	189	139	138	147	613
Depreciation and amortization	519	387	395	402	1,703

Operating profit	879	595	534	718	2,725
Interest expense	129	99	108	107	443

Earnings before income tax expense	750	496	426	611	2,282
Income tax expense	266	176	125	184	751

Net earnings including noncontrolling interests	484	320	301	427	1,531
Net earnings attributable to noncontrolling interests	3	3	2	5	12

Net earnings attributable to The Kroger Co.	$481	$317	$299	$422	$1,519

Net earnings attributable to The Kroger Co. per basic common share	$0.93	$0.61	$0.58	$0.82	$2.93

Average number of shares used in basic calculation	514	515	515	511	514

Net earnings attributable to The Kroger Co. per diluted common share	$0.92	$0.60	$0.57	$0.81	$2.90

Average number of shares used in diluted calculation	520	521	521	517	520

Dividends declared per common share	$0.150	$0.150	$0.165	$0.165	$0.630

Annual amounts may not sum due to rounding.

Certain revenue transactions previously reported in sales and merchandise costs in the Consolidated Statements of Operations are now reported net within sales.  Also, certain expense transactions previously reported in operating, general, and administrative in the Consolidated Statements of Operations are now reported within merchandise costs.  Prior quarter amounts have been revised or reclassified to conform to the current year presentation.  These amounts were not material to the prior periods.

	Quarter
2012	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (13 Weeks)	Total Year (53 Weeks)
Sales	$29,026	$21,697	$21,776	$24,120	$96,619
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	23,056	17,249	17,352	19,069	76,726
Operating, general, and administrative	4,464	3,391	3,305	3,689	14,849
Rent	191	139	141	157	628
Depreciation and amortization	501	383	382	386	1,652

Operating profit	814	535	596	819	2,764
Interest expense	141	106	103	112	462

Earnings before income tax expense	673	429	493	707	2,302
Income tax expense	232	148	175	239	794

Net earnings including noncontrolling interests	441	281	318	468	1,508
Net earnings attributable to noncontrolling interests	2	2	1	6	11

Net earnings attributable to The Kroger Co.	$439	$279	$317	$462	$1,497

Net earnings attributable to The Kroger Co. per basic common share	$0.78	$0.52	$0.61	$0.89	$2.78

Average number of shares used in basic calculation	556	538	518	514	533

Net earnings attributable to The Kroger Co. per diluted common share	$0.78	$0.51	$0.60	$0.88	$2.77

Average number of shares used in diluted calculation	559	541	522	518	537

Dividends declared per common share	$0.115	$0.115	$0.150	$0.150	$0.530

Annual amounts may not sum due to rounding.

Certain revenue transactions previously reported in sales and merchandise costs in the Consolidated Statements of Operations are now reported net within sales.  Prior quarter amounts have been revised or reclassified to conform to the current year presentation.  These amounts were not material to the prior periods.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

As of February 1, 2014, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures were effective as of February 1, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On January 28, 2014, Kroger completed the merger with Harris Teeter Supermarkets, Inc.  Other than the addition of Harris Teeter Supermarkets, Inc., and any related changes to internal controls to integrate Harris Teeter Supermarkets, Inc. into Kroger, there was no material change in Kroger’s internal control over financial reporting during the fiscal quarter ended February 1, 2014, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management excluded Harris Teeter Supermarkets, Inc. from its assessment of internal control over financial reporting because it was acquired in a purchase business combination on January 28, 2014.  Harris Teeter Supermarkets, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 12% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended February 1, 2014.  Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of February 1, 2014.

The effectiveness of the Company’s internal control over financial reporting as of February 1, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

ITEM 9B.               OTHER INFORMATION.

On January 30, 2014, the Company filed its Current Report on Form 8-K, including disclosure with respect to the issuance of its 4.00% Senior Notes due 2024 (the “Notes”).  Filed as Exhibit 4.3.1 to the Form 8-K was the Thirty-Third Supplemental Indenture, relating to the Notes, dated as of January 30, 2014, between The Kroger Co. and Firstar Bank, National Association, as Trustee.  Due to a scrivener’s error, the date in the seventh line of replacement Section 1101 was incorrectly shown as November 1, 2023, rather than the correct date of February 1, 2024, as reflected in the Notes.  Attached hereto as Exhibit 4.3.1 is the corrected Thirty-Third Supplemental Indenture.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item not otherwise set forth below is set forth under the headings Election of Directors, Information Concerning the Board of Directors and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission before June 2, 2014 (the “2014 proxy statement”) and is hereby incorporated by reference into this Form 10-K.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of April 1, 2014.  Except as otherwise noted, each person has held office for at least five years.  Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History

Kathleen S. Barclay	58

Ms. Barclay joined the Company and was elected Senior Vice President of Human Resources on December 10, 2009. Prior to her election, she headed Global Human Resources for General Motors Corporation, a multinational automotive corporation, for more than ten years.

Robert W. Clark	48

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

Geoffrey J. Covert	62

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

David B. Dillon	63

Mr. Dillon was elected Chairman of the Board on June 24, 2004 and Chief Executive Officer effective June 26, 2003. He retired as Chief Executive Officer at the end of calendar year 2013 and will continue as Chairman of the Board until the end of calendar year 2014. Prior to this, Mr. Dillon was elected President and Chief Operating Officer effective January 26, 2000. Upon the merger with Fred Meyer, Inc., he was named President of the combined Company. Prior thereto, Mr. Dillon was elected President and Chief Operating Officer of Kroger effective June 18, 1995. Prior to this he was elected Executive Vice President on September 13, 1990, Chairman of the Board of Dillon Companies, Inc. on September 8, 1992, and President of Dillon Companies, Inc. on April 22, 1986.

Michael J. Donnelly	55

Mr. Donnelly was elected Senior Vice President of Merchandising effective July 1, 2011. Prior to his election, Mr. Donnelly held a variety of key management positions with the Company, including President of Ralphs Grocery Company, President of Fry’s Food Stores, and Senior Vice President, Drug/GM Merchandising and Procurement. Mr. Donnelly joined the Company in 1978 as a clerk.

Kevin M. Dougherty	61

Mr. Dougherty was elected Group Vice President effective May 6, 2004 and is responsible for the oversight of Company logistics and supply chain management. Mr. Dougherty joined the Company as Vice President, Supply Chain Operations in 2001. Before joining the Company, he maintained an independent consulting practice focusing on logistics and operational performance, and held leadership roles in the warehouse automation and healthcare industries.

Michael L. Ellis	55

Mr. Ellis was elected President and Chief Operating Officer effective January 1, 2014. From December 2012 to December 2013, he served as Senior Vice President and was responsible for the oversight of several of the Company’s retail divisions. Prior to this, he served as President of the Company’s Fred Meyer division since 2006. Mr. Ellis has held a number of leadership positions in the Company, including Group Vice President for grocery, drug, general merchandise, pharmacy and advertising for The Kroger Co., and Vice President, Food Group for Fred Meyer Stores. Mr. Ellis joined the Company in 1975 as a parcel clerk at Fred Meyer.

Todd A. Foley	44

Mr. Foley was promoted to Vice President and Treasurer effective June 27, 2013. Prior to this, he served as Assistant Corporate Controller from March 2006 to June 2013. Prior to that, he served as Controller of the Company’s Cincinnati/Dayton division from October 2003 to March 2006. Mr. Foley began his career with Kroger in 2001 as an audit manager in the Internal Audit Department after working for PricewaterhouseCoopers from 1991 to 2001, where most recently he was a senior audit manager.

Paul W. Heldman	62

Mr. Heldman was elected Executive Vice President, Secretary and General Counsel effective May 5, 2006, Senior Vice President effective October 5, 1997, Secretary on May 21, 1992, and Vice President and General Counsel effective June 18, 1989. Prior to his election, he held various positions in the Company’s Law Department. Mr. Heldman joined the Company in 1982.

Christopher T. Hjelm	52

Mr. Hjelm joined the Company on August 28, 2005 as Senior Vice President and Chief Information Officer. From February 2005 to July 2005, he was Chief Information Officer of Travel Distribution Services for Cendant Corporation. From July 2003 to November 2004, Mr. Hjelm served as Chief Technology Officer for Orbitz LLC, which was acquired by Cendant Corporation in November 2004. Mr. Hjelm served as Senior Vice President for Technology at eBay Inc. from March 2002 to June 2003, and served as Executive Vice President for Broadband Network Services for Excite@Home from June 2001 to February 2002. From January 2000 to June 2001, Mr. Hjelm served as Chairman, President and Chief Executive Officer of ZOHO Corporation. Prior to that, he held various key roles for 14 years with Federal Express Corporation, including that of Senior Vice President and Chief Information Officer.

Lynn Marmer	61

Ms. Marmer was elected Group Vice President of Corporate Affairs effective January 19, 1998. Prior to her election, Ms. Marmer was an attorney in the Company’s Law Department. Ms. Marmer joined the Company in 1997. Before joining the Company she was a partner in the law firm of Dinsmore & Shohl.

W. Rodney McMullen	53

Mr. McMullen was elected Chief Executive Officer effective January 1, 2014. Prior to this, he served as President and Chief Operating Officer from August 1, 2009 to December 31, 2013. Prior to that he was elected Vice Chairman effective June 26, 2003, Executive Vice President, Strategy, Planning and Finance effective January 26, 2000, Executive Vice President and Chief Financial Officer effective May 20, 1999, Senior Vice President effective October 5, 1997, and Group Vice President and Chief Financial Officer effective June 18, 1995. Before that he was appointed Vice President, Control and Financial Services on March 4, 1993, and Vice President, Planning and Capital Management effective December 31, 1989. Mr. McMullen joined the Company in 1978 as a part-time stock clerk.

M. Marnette Perry	62

Ms. Perry was promoted to Senior Vice President of Retail Operations effective October 24, 2012. Prior to this, she was elected Senior Vice President overseeing several of the Company’s retail divisions effective July 2003 to October 2012. Prior to that she was elected Group Vice President of Perishables Merchandising and Procurement on March 3, 2003. Prior to this she held a variety of significant positions with the Company, including President of the Company’s Michigan division, and President of the Company’s Columbus division. Ms. Perry joined the Company in 1972.

J. Michael Schlotman	56

Mr. Schlotman was elected Senior Vice President and Chief Financial Officer effective June 26, 2003, and Group Vice President and Chief Financial Officer effective January 26, 2000. Prior to that he was elected Vice President and Corporate Controller in 1995, and served in various positions in corporate accounting since joining the Company in 1985.

Erin S. Sharp	56

Ms. Sharp was promoted to Group Vice President of Manufacturing effective June 27, 2013. She joined the Company in 2011 as Vice President of Operations for the Company’s Manufacturing division. Before joining the Company, Ms. Sharp served as Vice President of Manufacturing for the Sara Lee Corporation. In that role, she led the manufacturing and logistics operations for the central region of their U.S. Fresh Bakery Division. Ms. Sharp has over 25 years of experience supporting food manufacturing operations.

Mark C. Tuffin	56

Mr. Tuffin was promoted to Senior Vice President effective January 17, 2014, and is responsible for the oversight of several of the Company’s retail divisions. Prior to this, he served as President of the Company’s Smith’s division from July 2011 to January 2014. From September 2009 to July 2011, Mr. Tuffin served as Vice President of Transition, where he was responsible for implementing an organizational restructuring initiative for the Company’s retail divisions. He joined the Company’s Smith’s division in 1996 and served in a series of leadership roles, including Vice President of Merchandising from September 1999 to September 2009. Mr. Tuffin held various positions with other supermarket retailers before joining Smith’s in 1996.

M. Elizabeth Van Oflen	56

Ms. Van Oflen was elected Vice President and Controller on April 11, 2003. Prior to her election, she held various positions in the Company’s Finance and Tax Departments. Ms. Van Oflen joined the Company in 1982.

R. Pete Williams	59

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

ITEM 11.                 EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation, and Compensation Policies as they Relate to Risk Management in the 2014 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information regarding shares outstanding and available for issuance under the Company’s existing equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	22,863,444	$25.66	16,171,099
Equity compensation plans not approved by security holders	—	$—	—
Total	22,863,444	$25.66	16,171,099

(1)                                 The total number of securities reported includes the maximum number of common shares, 1,189,345, that may be issued under performance units granted under one or more long-term incentive plans.  The nature of the awards is more particularly described in the Compensation Discussion and Analysis-Equity section of the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.  The weighted-average exercise price in column (b) does not take these performance unit awards into account.  Based on historical data, or in the case of the award made in 2011 and earned in 2013 the actual payout percentage, the Company’s best estimate of the number of securities that will be issued under the performance unit agreements is approximately 752,139.

The remainder of the information required by this Item is set forth in the Beneficial Ownership of Common Stock table in the 2014 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information required by this Item is set forth in the sections entitled Related Person Transactions and Information Concerning the Board of Directors-Independence in the 2014 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the section entitled Selection of Auditors — Disclosure of Auditor Fees in the 2014 proxy statement and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013
Consolidated Statements of Operations for the years ended February 1, 2014, February 2, 2013 and January 28, 2012
Consolidated Statements of Comprehensive Income for the years ended February 1, 2014, February 2, 2013 and January 28, 2012
Consolidated Statements of Cash Flows for the years ended February 1, 2014, February 2, 2013 and January 28, 2012
Consolidated Statement of Changes in Shareowners’ Equity for the years ended February 1, 2014, February 2, 2013 and January 28, 2012
Notes to Consolidated Financial Statements

(a)2.	Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

(a)3.(b)	Exhibits

2.1

Agreement and Plan of Merger, dated as of July 8, 2013, among the Company, Harris Teeter Supermarkets, Inc., a North Carolina corporation, and Hornet Acquisition, Inc., a North Carolina corporation and wholly-owned subsidiary of the Company. Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2013

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

4.3.1

Thirty-Third Supplemental Indenture, dated as of January 30, 2014, relating to the 4.00% Senior Notes due 2024, between The Kroger Co. and U.S. Bank Association (formerly known as Firstar Bank, National Association), as Trustee.

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

10.8*

Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 24, 2008.

10.9

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

10.10

4(2) Commercial Paper Dealer Agreement between The Kroger Co., as Issuer and Banc of America Securities, LLC, as Dealer dated as of December 3, 2003, as amended on July 23, 2004, incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.11

4(2) Commercial Paper Dealer Agreement between The Kroger Co., as Issuer and Citigroup Global Markets Inc., as Dealer dated as of December 3, 2003, as amended on June 9, 2004, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.12*	The Kroger Co. Employee Protection Plan dated December 13, 2007. Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.13*	The Kroger Co. 2008 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 26, 2008.

10.14*	Form of Performance Unit Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 17, 2013.

10.15*	The Kroger Co. 2011 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

10.16*	The Kroger Co. 2011 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2011.

10.17*	The Kroger Co. 2012 Long-Term Cash Bonus Plan.

10.18*	The Kroger Co. 2013 Long-Term Cash Bonus Plan.

10.19

Bridge Loan Agreement dated as of August 2, 2013, among the Kroger Co., Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunning Manager, and other lenders identified therein, and Amendment No. 1 thereto. Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 17, 2013.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: April 1, 2014	By	*/s/ W. Rodney McMullen
W. Rodney McMullen
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 1st of April 2014.

*/s/ Reuben V. Anderson	Director
Reuben V. Anderson

*/s/ Robert D. Beyer	Director
Robert D. Beyer

*/s/ David B. Dillon	Chairman and Director
David B. Dillon

Susan J. Kropf	Director

*/s/ David B. Lewis	Director
David B. Lewis

*/s/ W. Rodney McMullen	Chief Executive Officer and Director
W. Rodney McMullen

*/s/ Jorge P. Montoya	Director
Jorge P. Montoya

*/s/ Clyde R. Moore	Director
Clyde R. Moore

*/s/ Susan M. Phillips	Director
Susan M. Phillips

*/s/ Steven R. Rogel	Director
Steven R. Rogel

*/s/ James A. Runde	Director
James A. Runde

*/s/ Ronald L. Sargent	Director
Ronald L. Sargent

*/s/ J. Michael Schlotman	Chief Financial Officer
J. Michael Schlotman	(principal financial officer)

*/s/ Bobby S. Shackouls	Director
Bobby S. Shackouls

*/s/ M. Elizabeth Van Oflen	Vice President & Controller
M. Elizabeth Van Oflen	(principal accounting officer)

By:	*/s/ Bruce M. Gack
Bruce M. Gack
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.

2.1

Agreement and Plan of Merger, dated as of July 8, 2013, among the Company, Harris Teeter Supermarkets, Inc., a North Carolina corporation, and Hornet Acquisition, Inc., a North Carolina corporation and wholly-owned subsidiary of the Company. Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2013

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

4.3.1

Thirty-Third Supplemental Indenture, dated as of January 30, 2014, relating to the 4.00% Senior Notes due 2024, between The Kroger Co. and U.S. Bank Association (formerly known as Firstar Bank, National Association), as Trustee.

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

10.8*

Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 24, 2008.

10.9

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

10.10

4(2) Commercial Paper Dealer Agreement between The Kroger Co., as Issuer and Banc of America Securities, LLC, as Dealer dated as of December 3, 2003, as amended on July 23, 2004, incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.11

4(2) Commercial Paper Dealer Agreement between The Kroger Co., as Issuer and Citigroup Global Markets Inc., as Dealer dated as of December 3, 2003, as amended on June 9, 2004, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.12*	The Kroger Co. Employee Protection Plan dated December 13, 2007. Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

10.13*	The Kroger Co. 2008 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 26, 2008.

10.14*	Form of Performance Unit Agreement under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 17, 2013.

10.15*	The Kroger Co. 2011 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

10.16*	The Kroger Co. 2011 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2011.

10.17*	The Kroger Co. 2012 Long-Term Cash Bonus Plan.

10.18*	The Kroger Co. 2013 Long-Term Cash Bonus Plan.

10.19

Bridge Loan Agreement dated as of August 2, 2013, among the Kroger Co., Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunning Manager, and other lenders identified therein, and Amendment No. 1 thereto. Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 17, 2013.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.