Form 10-Q
period 2014-05-24
KROGER CO
filed 2014-07-01
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 24, 2014

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

There were 488,919,932 shares of Common Stock ($1 par value) outstanding as of June 27, 2014.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	First Quarter Ended
	May 24,	May 25,
	2014	2013
Sales	$32,961	$29,997
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	26,065	23,817
Operating, general and administrative	5,168	4,593
Rent	217	189
Depreciation and amortization	581	519

Operating profit	930	879
Interest expense	147	129

Earnings before income tax expense	783	750
Income tax expense	274	266

Net earnings including noncontrolling interests	509	484
Net earnings attributable to noncontrolling interests	8	3

Net earnings attributable to The Kroger Co.	$501	$481

Net earnings attributable to The Kroger Co. per basic common share	$0.99	$0.93

Average number of common shares used in basic calculation	501	514

Net earnings attributable to The Kroger Co. per diluted common share	$0.98	$0.92

Average number of common shares used in diluted calculation	507	520

Dividends declared per common share	$0.165	$0.150

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions and unaudited)

	First Quarter Ended
	May 24, 2014	May 25, 2013
Net earnings including noncontrolling interests	$509	$484

Other comprehensive income
Unrealized gain on available for sale securities, net of income tax(1)	(1)	3
Amortization of amounts included in net periodic pension expense, net of income tax(2)	8	19
Unrealized loss on cash flow hedging activities, net of income tax(3)	—	(19)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax	—	1

Total other comprehensive income	7	4

Comprehensive income	516	488
Comprehensive income attributable to noncontrolling interests	8	3
Comprehensive income attributable to The Kroger Co.	$508	$485

(1)              Amount is net of tax of $(1) for the first quarter of 2014 and $2 for the first quarter of 2013.

(2)              Amount is net of tax of $4 for the first quarter of 2014 and $11 for the first quarter of 2013.

(3)              Amount is net of tax of $(12) for the first quarter of 2013.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	May 24,	February 1,
	2014	2014
ASSETS
Current assets
Cash and temporary cash investments	$265	$401
Store deposits in-transit	937	958
Receivables	1,108	1,116
FIFO inventory	6,773	6,801
LIFO reserve	(1,125)	(1,150)
Prepaid and other current assets	410	704
Total current assets	8,368	8,830

Property, plant and equipment, net	17,030	16,893
Intangibles, net	698	702
Goodwill	2,135	2,135
Other assets	682	721

Total Assets	$28,913	$29,281

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,652	$1,657
Trade accounts payable	5,257	4,881
Accrued salaries and wages	1,101	1,150
Deferred income taxes	248	248
Other current liabilities	2,666	2,769
Total current liabilities	10,924	10,705

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	9,665	9,654
Adjustment to reflect fair-value interest rate hedges	(1)	(1)
Long-term debt including obligations under capital leases and financing obligations	9,664	9,653

Deferred income taxes	1,325	1,381
Pension and postretirement benefit obligations	900	901
Other long-term liabilities	1,330	1,246

Total Liabilities	24,143	23,886

Commitments and contingencies (see Note 8)

SHAREOWNERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 1,000 shares authorized; 959 shares issued in 2014 and 2013	959	959
Additional paid-in capital	3,595	3,549
Accumulated other comprehensive loss	(457)	(464)
Accumulated earnings	11,398	10,981
Common shares in treasury, at cost, 474 shares in 2014 and 451 shares in 2013	(10,746)	(9,641)

Total Shareowners’ Equity – The Kroger Co.	4,749	5,384
Noncontrolling interests	21	11

Total Equity	4,770	5,395

Total Liabilities and Equity	$28,913	$29,281

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Quarter Ended
	May 24, 2014	May 25, 2013
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$509	$484
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation	581	519
LIFO charge	28	17
Stock-based employee compensation	40	24
Expense for Company-sponsored pension plans	12	25
Deferred income taxes	(56)	(14)
Other	24	38
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	21	104
Receivables	20	88
Inventories	(25)	53
Prepaid expenses	288	276
Trade accounts payable	402	279
Accrued expenses	(109)	(226)
Income taxes receivable and payable	(28)	89
Other	73	(139)

Net cash provided by operating activities	1,780	1,617

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(730)	(618)
Proceeds from sale of assets	9	6
Other	18	(14)

Net cash used by investing activities	(703)	(626)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	17	2
Dividends paid	(84)	(78)
Payments on long-term debt	(14)	(409)
Net payments of commercial paper	(5)	(545)
Excess tax benefits on stock-based awards	12	7
Proceeds from issuance of capital stock	33	95
Treasury stock purchases	(1,143)	(146)
Increase (decrease) in book overdrafts	(29)	93
Other	—	(1)

Net cash used by financing activities	(1,213)	(982)

Net increase (decrease) in cash and temporary cash investments	(136)	9

Cash and temporary cash investments:
Beginning of year	401	238
End of quarter	$265	$247

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(730)	$(618)
Payments for lease buyouts	17	6
Changes in construction-in-progress payables	4	(28)
Total capital investments, excluding lease buyouts	$(709)	$(640)

Disclosure of cash flow information:
Cash paid during the quarter for interest	$134	$114
Cash paid during the quarter for income taxes	$351	$181

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at February 2, 2013	959	$959	$3,451	445	$(9,237)	$(753)	$9,787	$7	$4,214
Issuance of common stock:
Stock options exercised	—	—	—	(4)	95	—	—	—	95
Restricted stock issued	—	—	(3)	—	1	—	—	—	(2)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	—	(19)	—	—	—	(19)
Stock options exchanged	—	—	—	4	(127)	—	—	—	(127)
Share-based employee compensation	—	—	24	—	—	—	—	—	24
Other comprehensive gain net of income tax of $1	—	—	—	—	—	4	—	—	4
Other	—	—	11	—	(6)	—	—	(4)	1
Cash dividends declared ($0.150 per common share)	—	—	—	—	—	—	(78)	—	(78)
Net earnings including noncontrolling interests	—	—	—	—	—	—	481	3	484

Balances at May 25, 2013	959	$959	$3,483	445	$(9,293)	$(749)	$10,190	$6	$4,596

Balances at February 1, 2014	959	$959	$3,549	451	$(9,641)	$(464)	$10,981	$11	$5,395
Issuance of common stock:
Stock options exercised	—	—	—	(2)	33	—	—	—	33
Restricted stock issued	—	—	(9)	—	4	—	—	—	(5)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	24	(1,094)	—	—	—	(1,094)
Stock options exchanged	—	—	—	1	(49)	—	—	—	(49)
Share-based employee compensation	—	—	40	—	—	—	—	—	40
Other comprehensive gain net of income tax of $3	—	—	—	—	—	7	—	—	7
Other	—	—	15	—	1	—	—	2	18
Cash dividends declared ($0.165 per common share)	—	—	—	—	—	—	(84)	—	(84)
Net earnings including noncontrolling interests	—	—	—	—	—	—	501	8	509

Balances at May 24, 2014	959	$959	$3,595	474	$(10,746)	$(457)	$11,398	$21	$4,770

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

1.              ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries, and the Variable Interest Entities (“VIEs”) in which the Company is the primary beneficiary.  The February 1, 2014 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”).  Significant intercompany transactions and balances have been eliminated.  References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.  The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations.  Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of The Kroger Co. for the fiscal year ended February 1, 2014.

The unaudited information in the Consolidated Financial Statements for the first quarters ended May 24, 2014 and May 25, 2013, includes the results of operations of the Company for the 16-week periods then ended.

Certain revenue transactions previously reported in sales and merchandise costs in the Consolidated Statements of Operations are now reported net within sales.  Prior quarter amounts have been revised or reclassified to conform to the current year presentation.  These amounts were not material to the prior periods.

2.              MERGER

On January 28, 2014, the Company closed its merger with Harris Teeter Supermarkets, Inc. (“Harris Teeter”) and there have not been any changes in the Company’s preliminary purchase price allocation in the first quarter of 2014.

As of May 24, 2014, the fair value step up adjustment to Harris Teeter inventory as of the merger date is recorded in the LIFO reserve.  This resulted in a $53 decrease in LIFO reserve, when compared to fiscal year end 2013.

Pro forma results of operations, assuming the transaction had taken place at the beginning of 2012, are included in the following table.  The pro forma information includes historical results of operations of Harris Teeter and adjustments for interest expense that would have been incurred due to financing the acquisition, depreciation and amortization of the assets acquired and excludes the pre-acquisition transaction related expenses incurred by Harris Teeter and the Company.  The pro forma information does not include efficiencies, cost reductions, synergies and investments in lower prices for our customers expected to result from the merger.  The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the merger been completed at the beginning of the 2012.

First Quarter Ended May 25, 2013
Sales	$31,342
Net earnings including noncontrolling interests	518
Net earnings attributable to noncontrolling interests	3

Net earnings attributable to The Kroger Co.	$515

3.              DEBT OBLIGATIONS

Long-term debt consists of:

	May 24,	February 1,
	2014	2014
0.76% to 8.00% Senior notes due through 2043	$9,083	$9,083
5.00% to 12.75% Mortgages due in varying amounts through 2034	63	64
0.27% Commercial paper due through May 2014	1,245	1,250
Other	398	383

Total debt, excluding capital leases and financing obligations	10,789	10,780

Less current portion	(1,611)	(1,616)

Total long-term debt, excluding capital leases and financing obligations	$9,178	$9,164

4.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first quarters of 2014 and 2013.

	First Quarter Ended
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$14	$15	$4	$5
Interest cost	56	48	4	5
Expected return on plan assets	(74)	(69)	—	—
Amortization of:
Prior service cost	—	—	(2)	(1)
Actuarial loss	16	31	(2)	—

Net periodic benefit expense	$12	$25	$4	$9

The Company is not required and does not expect to make any contributions to the Company-sponsored defined benefit pension plans in 2014.

The Company contributed $56 and $48 to employee 401(k) retirement savings accounts in the first quarters of 2014 and 2013, respectively.

During the first quarter of 2014, the Company incurred a charge of $56 (after-tax) due to commitments and withdrawal liabilities arising from the restructuring of certain multiemployer pension plan obligations.

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

	First Quarter Ended			First Quarter Ended
	May 24, 2014			May 25, 2013
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$497	501	$0.99	$477	514	$0.93
Dilutive effect of stock options		6			6

Net earnings attributable to The Kroger Co. per diluted common share	$497	507	$0.98	$477	520	$0.92

The Company had undistributed and distributed earnings to participating securities totaling $4 for each of the first quarters of 2014 and 2013.

The Company had options outstanding for approximately 2 million shares during the first quarter of 2014 that were excluded from the computation of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share. In the first quarter of 2013, the Company did not have any anti-dilutive options outstanding that were excluded from the computations of earnings per diluted common share.

6.              RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board (“FASB’) amended Accounting Standards Codification (“ASC”) 740, “Income Taxes.” The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This amendment became effective for the Company beginning February 2, 2014, and was adopted prospectively in accordance with the standard. The adoption of this amendment did not have an effect on net income and did not have a significant effect on the Company’s consolidated balance sheet.

7.              RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company in the first quarter of its fiscal year ending January 27, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s Consolidated Financial Statements.

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at May 24, 2014 and February 1, 2014:

May 24, 2014 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities	$55	$—	$—	$55
Available-for-Sale Securities	27	—	—	27
Warrants	—	14	—	14
Long-Lived Assets	—	—	6	6
Interest Rate Hedges	—	(2)	—	(2)
Total	$82	$12	$6	$100

The table above includes Harris Teeter assets at fair value as of May 24, 2014.

February 1, 2014 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$36	$—	$—	$36
Warrants	—	16	—	16
Long-Lived Assets	—	—	29	29
Interest Rate Hedges	—	(2)	—	(2)
Total	$36	$14	$29	$79

In the first quarter of 2014, unrealized losses on the Level 1 available-for-sale securities totaled $(2).

The Company values warrants using the Black-Sholes option-pricing model.  The Black-Sholes option-pricing model is classified as a Level 2 input.

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, long-lived assets, and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for further discussion of the Company’s policies regarding the valuation of long-lived assets and store lease exit costs.  For the first quarter of 2014, long-lived assets with a carrying amount of $14 were written down to their fair value of $6 resulting in an impairment charge of $8.  For the first quarter of 2013, long-lived assets with a carrying amount of $28 were written down to their fair value of $9 resulting in an impairment charge of $19.  In fiscal year 2013, long-lived assets with a carrying amount of $68 were written down to their fair value of $29, resulting in an impairment charge of $39.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based on the net present value of the future cash flow using the forward interest rate yield curve in effect at May 24, 2014, and February 1, 2014, which is a Level 3 measurement technique.  At May 24, 2014, the fair value of total debt was $11,686 compared to a carrying value of $10,789.  At February 1, 2014, the fair value of total debt was $11,547 compared to a carrying value of $10,780.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Other Assets

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At May 24, 2014 and February 1, 2014, the carrying and fair value of long-term investments for which fair value is determinable was $111 and $51, respectively.  The increase in fair value of long-term investments for which fair value is determinable is mainly due to our merger with Harris Teeter.  At May 24, 2014 and February 1, 2014, the carrying value of notes receivable for which fair value is determinable was $90 and $87, respectively.

10.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first quarters of 2013 and 2014:

	Cash Flow Hedging Activities(1)	Available for sale Securities(1)	Pension and Postretirement Defined Benefit Plans(1)	Total(1)
Balance at February 2, 2013	$(14)	$7	$(746)	$(753)
OCI before reclassifications(2)	(19)	3	—	(16)
Amounts reclassified out of AOCI	1	—	19	20
Net current-period OCI	(18)	3	19	4
Balance at May 25, 2013	$(32)	$10	$(727)	$(749)

Balance at February 1, 2014	$(25)	$12	$(451)	$(464)
OCI before reclassifications(2)	—	(1)	—	(1)
Amounts reclassified out of AOCI	—	—	8	8
Net current-period OCI	—	(1)	8	7
Balance at May 24, 2014	$(25)	$11	$(443)	$(457)

(1) All amounts are net of tax.

(2) Net of tax of $(1) for available for sale securities for the first quarter of 2014 and $(12) and $2 for cash flow hedging activities and available for sale securities, respectively, for the first quarter of 2013.

The following table represents the items reclassified out of AOCI and the related tax effects for the first quarters of 2013 and 2014:

	First Quarter Ended May 24, 2014	First Quarter Ended May 25, 2013
Gains on cash flow hedging activities
Amortization of unrealized gains and losses on cash flow hedging activities(1)	$—	$1
Tax (expense) / benefit	—	—
Net of tax	—	1

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(2)	12	30
Tax expense	(4)	(11)
Net of tax	8	19
Total reclassifications, net of tax	$8	$20

(1) Reclassified from AOCI into interest expense.

(2) Reclassified from AOCI into merchandise costs and operating, general and administrative expense.  These components are included in the computation of net periodic pension expense (see Note 4 to the Company’s Consolidated Financial Statements for additional details).

11.  INCOME TAXES

The effective income tax rate was 35.0% and 35.5% for the first quarters of 2014 and 2013, respectively.  The 2014 effective income tax rate is equal to the federal statutory rate due to favorable federal items offset by the effect of state income taxes.  The 2013 effective income tax rate differed from the federal statutory rate primarily due to the effect of state income taxes.

12.  SUBSEQUENT EVENT

On June 30, 2014, the Company entered into an amended and restated $2,750 unsecured revolving credit facility (the “Amended and Restated Credit Agreement”), with a termination date of June 30, 2019, unless extended as permitted under the Amended and Restated Credit Agreement.  The Company has the ability to increase the size of the Amended and Restated Credit Agreement by up to an additional $750, subject to certain conditions.  This credit facility amended and restated the Company’s $2,000 credit facility that would otherwise have terminated on January 25, 2017.

Borrowings under the Amended and Restated Credit Agreement bear interest at the Company’s option, at either (i) LIBOR plus a market rate spread, based on the Company’s Leverage Ratio or (ii) the base rate, defined as the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate, and (c) one-month LIBOR plus 1.0%, plus a market rate spread based on the Company’s Leverage Ratio.  The Company will also pay a Commitment Fee based on the Leverage Ratio and Letter of Credit fees equal to a market rate spread based on the Company’s Leverage Ratio.

The Amended and Restated Credit Agreement contains covenants, which, among other things, require the maintenance of a Leverage Ratio of not greater than 3.50:1.00 and a Fixed Charge Coverage Ratio of not less than 1.70:1.00.  The Company may repay the Amended and Restated Credit Agreement in whole or in part at any time without premium or penalty.  The Amended and Restated Credit Agreement is not guaranteed by the Company’s subsidiaries.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

First quarter 2014 total sales were $32.96 billion compared with $30.00 billion for the same period of 2013.  This increase was attributable to increased sales due to our merger with Harris Teeter Supermarkets, Inc. (“Harris Teeter”) which closed on January 28, 2014, identical supermarket sales increases and increased fuel gallon sales, offset partially by a decrease in the average retail fuel price.  Identical supermarket sales without fuel increased 4.6% in the first quarter of 2014, compared to the first quarter of 2013, primarily due to an increase in the number of households shopping with us, an increase in transaction count and product cost inflation.  Every supermarket store department and every operating division had positive identical sales.  This continues our trend of positive identical supermarket sales growth for 42 consecutive quarters. Our Customer 1st strategy continues to deliver solid results.

For the first quarter of 2014, net earnings totaled $501 million, or $0.98 per diluted share, compared to $481 million, or $0.92 per diluted share for the same period of 2013.  This includes a $0.11 per diluted share charge due to commitments and withdrawal liabilities arising from the restructuring of certain multiemployer pension plan obligations to help stabilize associates’ future benefits (“pension plan agreements”).  Excluding the pension plan agreements, net earnings totaled $557 million, or $1.09 per diluted share, for the first quarter of 2014.  The pension plan agreements resulted in an increase in operating, general and administrative expense of $87 million ($56 million after-tax) in the first quarter of 2014.  We believe the adjusted net earnings per diluted share figure presents a more accurate year-over-year comparison of our financial results because the pension plan agreements were not the result of our normal operations.  The increase in adjusted net earnings for the first quarter of 2014, compared to the first quarter of 2013, resulted primarily from an increase in non-fuel First-In, First Out (“FIFO”) operating profit and an increase in earnings from our fuel operations, partially offset by increases in interest expense, income tax expense and the last-in, first-out (“LIFO”) charge.

Based on the strength of our results for the first quarter of 2014, we have increased both the lower and upper ranges of our guidance for both net earnings per diluted share and identical supermarket sales for fiscal year 2014.  Please refer to the “Outlook” section for more information on our expectations.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $501 million for the first quarter of 2014, an increase of 4.2% from net earnings of $481 million for the first quarter of 2013.  Adjusted net earnings for the first quarter of 2014 totaled $557 million, excluding the pension plan agreements, an increase of 15.8% compared to net earnings for the first quarter of 2013.  The increase in our adjusted net earnings for the first quarter of 2014, compared to the first quarter of 2013, resulted primarily from an increase in non-fuel FIFO operating profit and an increase in earnings from fuel operations, partially offset by increases in interest expense, income tax expense and the LIFO charge.  The increase in non-fuel FIFO operating profit for the first quarter of 2014, compared to the first quarter of 2013, resulted primarily from the benefit of increased supermarket sales, the merger with Harris Teeter, productivity improvements and cost controls, partially offset by continued investments in lower prices for our customers and increases in credit card and utility costs.  The increase in our net earnings from our fuel operations for the first quarter of 2014, compared to the first quarter of 2013, resulted primarily from an increase in the average margin per gallon of fuel sold and an increase in fuel gallons sold.

Net earnings of $0.98 per diluted share for the first quarter of 2014 represented an increase of 6.5% over net earnings of $0.92 per diluted share for the first quarter of 2013.  Adjusted net earnings for the first quarter of 2014 of $1.09 per diluted share, excluding the pension plan agreements, represented an increase of 18.5% over the first quarter of 2013.  Adjusted net earnings per diluted share increased in the first quarter of 2014, compared to the first quarter of 2013, due to increased net earnings and the repurchase of common shares resulting in lower weighted average shares outstanding.

Management believes adjusted net earnings (and adjusted net earnings per diluted share) are useful metrics to investors and analysts because they more accurately reflect our day-to-day business operations than do the generally accepted accounting principle (“GAAP”) measures of net earnings and net earnings per diluted share.  Adjusted net earnings (and adjusted net earnings per diluted share) are non-generally accepted accounting principle (“non-GAAP”) financial measures and should not be considered alternatives to net earnings (and net earnings per diluted share) or any other GAAP measure of performance.  Adjusted net earnings (and adjusted net earnings per diluted share) should not be viewed in isolation or considered substitutes for our financial results as reported in accordance with GAAP.  Management uses adjusted net earnings (and adjusted net earnings per diluted share) in evaluating our results of operations as it believes these measures are more meaningful indicators of operating performance since, as adjusted, those earnings relate more directly to our day-to-day operations.  Management also uses adjusted net earnings (and adjusted net earnings per diluted share) as a performance metric for management incentive programs, and to measure our progress against internal budgets and targets.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to net earnings attributable to The Kroger Co. excluding the pension plan agreements and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to net earnings attributable to The Kroger Co. per diluted common share excluding the pension plan agreements, for the first quarters of 2014 and 2013:

	First Quarter Ended
	May 24, 2014	May 25, 2013
Net earnings attributable to The Kroger Co.	$501	$481
Adjustments for pension plan agreements(1) (2)	56	—

Net earnings attributable to The Kroger Co. excluding the adjusted item above	$557	$481

Net earnings attributable to The Kroger Co. per diluted common share	$0.98	$0.92
Adjustments for pension plan agreements (3)	0.11	—

Net earnings attributable to The Kroger Co. per diluted common share excluding the adjusted item above	$1.09	$0.92

Average number of common shares used in diluted calculation	507	520

(1)	The amounts presented represent the after-tax effect of each adjustment.
(2)	The pre-tax charge for the pension plan agreements was $87.
(3)	The amounts presented represent the net earnings per diluted common share effect of each adjustment.

Sales

Total Sales

($ in millions)

	First Quarter
	2014	Percentage Increase(2)	2013	Percentage Increase(3)
Total supermarket sales without fuel	$25,858	11.3%	$23,226	3.6%
Fuel Sales	6,183	3.6%	5,967	1.6%
Other Sales(1)	920	14.4%	804	9.8%

Total sales	$32,961	9.9%	$29,997	3.3%

(1)

Other sales primarily relate to sales at convenience stores, excluding fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; a specialty pharmacy; and in-store health clinics.

(2)	This column represents the percentage increase in the first quarter of 2014, compared to the first quarter of 2013.
(3)	This column represents the percentage increase in the first quarter of 2013, compared to the first quarter of 2012.

The increase in total sales and total supermarket sales without fuel for the first quarter of 2014, compared to the first quarter of 2013, was primarily due to our merger with Harris Teeter which closed on January 28, 2014 and an increase in identical supermarket sales, excluding fuel.  Identical supermarket sales, excluding fuel for the first quarter of 2014, compared to the first quarter of 2013, increased primarily due to an increase in the number of households shopping with us, an increase in transaction count and product cost inflation.  Total fuel sales increased 3.6% in the first quarter of 2014, compared to the first quarter of 2013, primarily due to an increase in fuel gallons sold of 5.7% offset by a decrease in the average retail fuel price of 1.9%.  The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical Fred Meyer multi-department stores and include Harris Teeter sales for stores that are identical as if they were part of Kroger in our prior year.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented below to calculate percentage changes for the first quarter of 2014.

Identical Supermarket Sales

($ in millions)

	First Quarter
	2014	Percentage Increase(1)	2013	Percentage Increase(2)
Including fuel centers	$29,666	4.2%	$28,458	2.9%
Excluding fuel centers	$24,949	4.6%	$23,855	3.3%

(1)	This column represents the percentage increase in identical supermarket sales in the first quarter of 2014, compared to the first quarter of 2013.
(2)	This column represents the percentage increase in identical supermarket sales in the first quarter of 2013, compared to the first quarter of 2012.

Gross Margin and FIFO Gross Margin

Our gross margin rate, as a percentage of sales, was 20.92% for the first quarter of 2014, as compared to 20.60% for the first quarter of 2013.  The increase in the first quarter of 2014, compared to the first quarter of 2013, resulted primarily from the effect of our merger with Harris Teeter and a growth rate in retail fuel sales that was lower than the total Company sales growth rate, without Harris Teeter, partially offset by continued investments in lower prices for our customers and an increase in our LIFO charge, as a percentage of sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, had a positive effect on our gross margin rates in the first quarter of 2014 since Harris Teeter has higher gross margin rates as compared to the total Company without Harris Teeter.  Our retail fuel operations lower our gross margin rate, as a percentage of sales, due to the very low gross margin on retail fuel sales as compared to non-fuel sales.  A lower growth rate in retail fuel sales, as compared to the growth rate for the total Company without Harris Teeter, increases our gross margin rates, as a percentage of sales, when compared to the prior year.

We calculate FIFO gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the LIFO charge.  Merchandise costs exclude depreciation and rent expenses.  Our LIFO charge was $28 million for the first quarter of 2014 and $17 million for the first quarter of 2013.  FIFO gross margin is a non-GAAP financial measure and should not be considered as an alternative to gross margin or any other GAAP measure of performance.  FIFO gross margin should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

Our FIFO gross margin rate was 21.01% for the first quarter of 2014, as compared to 20.66% for the first quarter of 2013.  Our retail fuel operations lower our FIFO gross margin rate, as a percentage of sales, due to the very low FIFO gross margin rate on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our first quarter 2014 FIFO gross margin rate increased 1 basis point, as a percentage of sales, compared to the first quarter of 2013.  This increase in the first quarter of 2014, compared to the first quarter of 2013, as a percentage of sales, resulted primarily from the effect of our merger with Harris Teeter, partially offset by continued investments in lower prices for our customers.

LIFO Charge

The LIFO charge was $28 million in the first quarter of 2014 and $17 million in the first quarter of 2013.  The LIFO charge increased in the first quarter of 2014, compared to the first quarter of 2013, due to our higher expected year end product cost of inflation in most major categories for 2014 compared to 2013.  As of May 24, 2014, the fair value step up adjustment to Harris Teeter inventory as of the merger date is recorded in LIFO reserve.  This resulted in a $53 million decrease in LIFO reserve, when compared to fiscal year end 2013.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, increased 37 basis points to 15.68% for the first quarter of 2014 from 15.31% for the first quarter of 2013.  The OG&A rate increased primarily due to the pension plan agreements, the effect of our merger with Harris Teeter, credit card fees and utility costs, as a percentage of sales, partially offset by the benefit of increased supermarket sales and fuel sales, productivity improvements and effective cost controls.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased our OG&A rate, as a percentage of sales, in the first quarter of 2014 since Harris Teeter has a higher OG&A rate as compared to the total Company without Harris Teeter.  An increase in retail fuel sales decreases our OG&A rate due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  The OG&A rate, excluding the pension plan agreements and fuel, decreased 12 basis points in the first quarter of 2014, compared to the first quarter of 2013.  This decrease in our OG&A rate, as a percentage of sales excluding the pension plan agreements and fuel, resulted primarily from increased supermarket sales, productivity improvements and effective cost controls, partially offset by the effect of our merger with Harris Teeter, credit card fees and utility costs, as a percentage of sales.

Rent Expense

Rent expense was $217 million in the first quarter of 2014 compared to $189 million in the first quarter of 2013.  Rent expense, as a percentage of sales, was 0.66% in the first quarter of 2014, compared to 0.63% in the first quarter of 2013.  Rent expense, as a percentage of sales excluding fuel, increased 2 basis points in the first quarter of 2014 compared to the first quarter of 2013.  The increase in rent expense, as a percentage of sales excluding fuel, is due to the effect of our merger with Harris Teeter, partially offset by our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased our rent expense, as a percentage of sales excluding fuel, in the first quarter of 2014 since Harris Teeter has a higher rent expense rate as compared to the total Company without Harris Teeter.

Depreciation Expense

Depreciation expense was $581 million, or 1.76% of total sales, for the first quarter of 2014 compared to $519 million, or 1.73% of total sales, for the first quarter of 2013.  The increase in our depreciation expense for the first quarter of 2014, compared to the first quarter of 2013, in total dollars, was the result of additional depreciation on capital investments, including acquisitions and lease buyouts of $3.8 billion, during the rolling four quarter period ending with the first quarter of 2014.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, increased 1 basis point in the first quarter of 2014, compared to the same period of 2013.  The increase in depreciation expense, as a percentage of sales excluding fuel, is due to the effect of our merger with Harris Teeter, partially offset by increased supermarket sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased our depreciation expense, as a percentage of sales excluding fuel, in the first quarter of 2014 since Harris Teeter has a higher depreciation expense rate as compared to the total Company without Harris Teeter.

Operating Profit and FIFO Operating Profit

Operating profit was $930 million, or 2.82% of sales, for the first quarter of 2014, compared to $879 million, or 2.93% of sales, for the first quarter of 2013.  Operating profit, as a percentage of sales, decreased 11 basis points in the first quarter of 2014, compared to the first quarter of 2013, primarily due to the pension plan agreements and continued investments in lower prices for our customers, partially offset by the benefit from increased supermarket sales, an increase in fuel operating profit, the effect of our merger with Harris Teeter, productivity improvements and effective cost controls.

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

FIFO operating profit was $958 million, or 2.91% of sales, for the first quarter of 2014, compared to $896 million, or 2.99% of sales, for the first quarter of 2013.  Retail fuel sales lower our FIFO operating profit rate due to the very low FIFO operating profit rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  FIFO operating profit, excluding fuel and the pension plan agreements, was $995 million, or 3.72% of sales, for the first quarter of 2014, compared to $872 million, or 3.63% of sales, for the first quarter of 2013.  FIFO operating profit, as a percentage of sales excluding fuel and the pension plan agreements, increased 9 basis points in the first quarter of 2014, compared to the first quarter of 2013 primarily due to the benefit from increased supermarket sales, the effect of the merger with Harris Teeter, productivity improvements and effective cost controls, partially offset by continued investments in lower prices for our customers.

The following table provides a reconciliation of operating profit to FIFO operating profit and FIFO operating profit, excluding fuel and the adjusted item, for the first quarters of 2014 and 2013 ($ in millions):

	First Quarter Ended
	May 24, 2014	2014 Percentage of Sales	May 25, 2013	2013 Percentage of Sales
Sales	$32,961		$29,997
Fuel sales	6,183		5,967

Sales excluding fuel	$26,778		$24,030

Operating profit	$930	2.82%	$879	2.93%
LIFO charge	28	0.08%	17	0.06%

FIFO operating profit	958	2.91%	896	2.99%
Fuel operating profit	50	0.81%	24	0.40%

FIFO operating profit excluding fuel	908	3.39%	872	3.63%
Adjusted item	87	0.32%	—

FIFO operating profit excluding fuel and the adjusted item	$995	3.72%	$872	3.63%

Percentages may not sum due to rounding.

Interest Expense

Net interest expense was $147 million, or 0.45% of total sales, for the first quarter of 2014 compared to $129 million, or 0.43% of total sales, for the first quarter of 2013.  The increase in net interest expense for the first quarter of 2014, compared to the first quarter of 2013, resulted primarily from an increase in net total debt, primarily due to financing the merger with Harris Teeter and repurchases of our outstanding common shares.

Income Taxes

The effective income tax rate was 35.0% and 35.5% for the first quarters of 2014 and 2013, respectively.  The 2014 effective income tax rate is equal to the federal statutory rate due to favorable federal items offset by the effect of state income taxes.  The 2013 effective income tax rate differed from the federal statutory rate primarily due to the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $1.8 billion of cash from operating activities during the first quarter of 2014, compared to $1.6 billion in the first quarter of 2013.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses, and changes in working capital.  The increase in cash from operating activities in 2014, compared to 2013, resulted primarily due to an increase in net earnings including noncontrolling interests and an increase in long-term liabilities, partially offset by changes in working capital.  Changes in working capital provided cash from operating activities of $569 million in the first quarter of 2014 and $663 million in the first quarter of 2013.  The decrease in cash provided by changes in working capital for the first quarter of 2014, compared to the first quarter of 2013, was primarily due to a decrease in accrued expenses and income tax receivable and payable, partially offset by an increase in trade accounts payable.  Prepaid expenses decreased significantly from year-end in 2014 and 2013 reflecting prepayments of certain employee benefits at year-end in each year.

Net cash used by investing activities

We used $703 million of cash for investing activities during the first quarter of 2014 compared to $626 million during the first quarter of 2013.  The amount of cash used for investing activities increased in the first quarter of 2014 versus 2013, primarily due to increased cash payments for capital investments.

Net cash used by financing activities

We used $1.2 billion of cash for financing activities in the first quarter of 2014 compared to $982 million in the first quarter of 2013.  The increase in the amount of cash used for financing activities for the first quarter of 2014, compared to the first quarter of 2013, was primarily due to an increase in repurchases of our outstanding common shares, offset partially by a decrease in payments on long-term debt and net payments on commercial paper.  Proceeds from the issuance of common shares resulted from exercises of employee stock options.

Debt Management

As of May 24, 2014, we maintained a $2 billion (with the ability to increase by $500 million), unsecured revolving credit facility that, unless extended, terminates on January 25, 2017.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained two uncommitted money market lines totaling $75 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of May 24, 2014, we had no borrowings under our credit agreement and money market lines.  As of May 24, 2014, we had $1.2 billion of outstanding commercial paper.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $14 million as of May 24, 2014.

On June 30, 2014, we entered into an amended and restated $2,750 million unsecured revolving credit facility (the “Amended and Restated Credit Agreement”), with a termination date of June 30, 2019, unless extended as permitted under the Amended and Restated Credit Agreement.  We have the ability to increase the size of the Amended and Restated Credit Agreement by up to an additional $750 million, subject to certain conditions.  This credit facility amended and restated the Company’s $2 billion credit facility that would otherwise have terminated on January 25, 2017.

Borrowings under the Amended and Restated Credit Agreement bear interest at our option, at either (i) LIBOR plus a market rate spread, based on our Leverage Ratio or (ii) the base rate, defined as the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate, and (c) one-month LIBOR plus 1.0%, plus a market rate spread based on our Leverage Ratio.  We will also pay a Commitment Fee based on the Leverage Ratio and Letter of Credit fees equal to a market rate spread based on our Leverage Ratio.

The Amended and Restated Credit Agreement contains covenants, which, among other things, require the maintenance of a Leverage Ratio of not greater than 3.50:1.00 and a Fixed Charge Coverage Ratio of not less than 1.70:1.00.  We may repay the Amended and Restated Credit Agreement in whole or in part at any time without premium or penalty.  The Amended and Restated Credit Agreement is not guaranteed by our subsidiaries.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants.  As of May 24, 2014, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $3.4 billion to $11.3 billion as of the end of the first quarter of 2014, from $7.9 billion as of the end of the first quarter of 2013.  Total debt increased $6 million as of the end of the first quarter of 2014, from $11.3 billion as of year-end 2013.  The increase as of the end of the first quarter of 2014, compared to the end of the first quarter of 2013, resulted from the issuance of (i) $600 million of senior notes bearing an interest rate of 3.85%, (ii) $400 million of senior notes bearing an interest rate of 5.15%, (iii) $500 million of senior notes bearing an interest rate of 3-month London Inter-Bank Offering Rate (“LIBOR”) plus 53 basis points, (iv) $300 million of senior notes bearing an interest rate of 1.2%, (v) $500 million of senior notes bearing an interest rate of 2.3%, (vi) $700 million of senior notes bearing an interest rate of 3.3%, (vii) $500 million of senior notes bearing an interest rate of 4.0% and (viii) an increase in commercial paper of $145 million, offset partially by payments at maturity of $600 million of senior notes bearing an interest rate of 7.5%.  The increase in financing obligations was due to partially funding our merger with Harris Teeter, repurchasing outstanding common shares, refinancing our debt maturities in 2013 and replacing the senior notes that matured in fourth quarter of 2012.

Over the next twelve months, we anticipate refinancing approximately $300 million of debt maturing in the fourth quarter of fiscal year 2014.

Common Stock Repurchase Program

During the first quarter of 2014, we invested $1.1 billion to repurchase 25.7 million Kroger common shares at an average price of $44.41 per share.  These shares were reacquired under three separate share repurchase programs.  The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors on October 16, 2012.  The second is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on March 13, 2014, that replaced the first referenced program.  The third is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.

On June 26, 2014, we announced a new $500 million share repurchase program that was authorized by the Board of Directors, replacing the $1 billion that was authorized by the Board of Directors on March 13, 2014.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to be approximately $4.8 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the first quarter of 2014.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.2 billion of commercial paper and $300 million of senior notes maturing in the next twelve months, which is included in the $4.8 billion in estimated liquidity needs.  The commercial paper matures in the second quarter of 2014 and the $300 million of senior notes mature in the fourth quarter of 2014.  Based on the current market environment, we expect to refinance this debt on favorable terms.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

CAPITAL INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $709 million for the first quarter of 2014, compared to $640 million for the first quarter of 2013.  During the first quarter of 2014, we opened, acquired, expanded, or relocated 24 food stores and also completed 29 within-the-wall remodels.  Total food store square footage at the end of the first quarter of 2014 increased 8.9% from the end of the first quarter of 2013, primarily due to our merger with Harris Teeter.  Excluding mergers, acquisitions and operational closings, total food store square footage at the end of the first quarter of 2014 increased 2.3% over the end of the first quarter of 2013.

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

The following table provides a reconciliation of ROIC for the rolling four quarters on a 52 week basis ended May 24, 2014 and May 25, 2013 ($ in millions).  The numerator in the calculation for return on invested capital includes one quarter of Harris Teeter’s operations in the rolling four quarters ended May 24, 2014.  The denominator includes the assets and liabilities of Harris Teeter for the first quarter of 2014.

	Rolling Four Quarters Ended
	May 24, 2014	May 25, 2013
Return on Invested Capital
Numerator
Operating profit	$2,776	$2,829
53rd week operating profit adjustment	—	(99)
LIFO charge	63	26
Depreciation	1,765	1,670
Rent	641	626
53rd week rent adjustment	—	(12)
Adjustments for the UFCW consolidated pension plan liability and credit card settlement	—	(115)
Adjustments for the Pension Plan agreements	87	—
Other	16	—
Adjusted operating profit	$5,348	$4,925

Denominator
Average total assets	$26,570	$23,997
Average taxes receivable(1)	(12)	(9)
Average LIFO reserve	1,120	1,102
Average accumulated depreciation and amortization(2)	15,429	14,430
Average trade accounts payable	(5,056)	(4,665)
Average accrued salaries and wages	(1,029)	(948)
Average other current liabilities(3)	(2,444)	(2,309)
Rent x 8	5,128	4,912
Average invested capital	$39,706	$36,510
Return on Invested Capital	13.5%	13.5%

(1)	As of May 24, 2014 and May 19, 2012, taxes receivable were $23 and $17, respectively. As of May 25, 2013, the Company did not have any taxes receivable.
(2)	As of May 24, 2014, May 25, 2013 and May 19, 2012, accumulated depreciation and amortization was $15,951, $14,906 and $13,955, respectively.
(3)

As of May 24, 2014, May 25, 2013 and May 19, 2012, other current liabilities included accrued income taxes of $49, $217 and $68, respectively. Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  Except as noted below, our critical accounting policies are summarized in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board (“FASB’) amended Accounting Standards Codification (“ASC”) 740, “Income Taxes.” The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This amendment became effective beginning February 2, 2014, and was adopted prospectively in accordance with the standard. The adoption of this amendment did not have an effect on net income and did not have a significant effect on our consolidated balance sheet.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. This guidance will be effective in the first quarter of its fiscal year ending January 27, 2018. We are currently in the process of evaluating the impact of adoption of this ASU on our Consolidated Financial Statements.

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

•                       We expect net earnings per diluted share in the range of $3.19-$3.27 for fiscal year 2014, excluding the pension plan agreements.

•                       In 2014, we expect net earnings per diluted share growth of 12 — 15%, plus the dividend, excluding the pension plan agreements and the 2013 adjusted items, partly due to the benefit of Harris Teeter.  Thereafter, we would expect to return to our 8 — 11% long-term growth rate, plus a dividend that we expect to increase over time.

•                       We expect identical supermarket sales growth, excluding fuel sales, of 3.0%-4.0% in fiscal year 2014.

•                       We expect the full-year FIFO non-fuel operating margin increase in 2014, excluding the pension plan agreements, to be higher than our long-term guidance, which is slightly expanding, when compared to 2013, excluding the 2013 adjusted items, partially due to Harris Teeter not being included in the base year of 2013.

•                       For 2014, we expect our annualized LIFO charge to be approximately $90 million.

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

•                       For 2014, we expect to contribute approximately $225-$250 million to multi-employer pension funds.  This amount excludes any contributions to multi-employer pension funds related to pension obligations that were restructured in the first quarter of 2014.  We continue to evaluate our potential exposure to under-funded multi-employer pension plans.  Although these liabilities are not a direct obligation or liability of Kroger, any commitments to fund certain multi-employer plans will be expensed when our commitment is probable and an estimate can be made.

•                       In 2014, we will negotiate agreements with the UFCW for store associates in Cincinnati, Toledo, Food 4 Less in California, New Mexico, Richmond/Hampton Roads, West Virginia and Arizona, and an agreement with the Teamsters covering several distribution and manufacturing facilities.  These negotiations will be challenging, as we must have competitive cost structures in each market while meeting our associates’ needs for good wages and affordable health care.  Also, we must continue to address the underfunding of multi-employer pension plans.

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

•                       Our ability to achieve identical sales, earnings and cash flow goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that fuel costs have on consumer spending; volatility of fuel margins; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; the effect of brand prescription drugs going off patent; our ability to retain additional pharmacy sales from third party payors; natural disasters or adverse weather conditions; the success of our future growth plans; and the successful integration of Harris Teeter.  The extent to which the adjustments we are making to our strategy create value for our shareholders will depend primarily on the reaction of our customers and our competitors to these adjustments, as well as operating conditions, including inflation or deflation, increased competitive activity, and cautious spending behavior of our customers.  Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 4.         Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 24, 2014, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended May 24, 2014, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where it is possible to reasonably estimate and where an adverse outcome is probable.  Nonetheless, assessing and predicting the outcomes of these matters involve substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
February 2, 2014 to March 1, 2014	2,525,568	$36.98	2,525,568	$37
Second four weeks
March 2, 2014 to March 29, 2014	1,712,955	$43.11	1,712,955	$987
Third four weeks
March 30, 2014 to April 26, 2014	9,907,946	$44.41	9,907,946	$561
Fourth four weeks
April 27, 2014 to May 24, 2014	11,709,886	$46.19	11,709,886	$35
Total	25,856,355	$44.40	25,856,355	$35

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The first quarter of 2014 contained four 28-day periods.

(2)

Shares were repurchased under (i) a $500 million share repurchase program, authorized by the Board of Directors and announced on October 16, 2012, (ii) a $1 billion share repurchase program, authorized by the Board of Directors and announced on March 13, 2014, that replaced the first referenced program and (iii) a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith. The programs have no expiration date but may be terminated by the Board of Directors at any time. Total shares purchased include shares that were surrendered to the Company by participants under the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

(3)

The amounts shown in this column for the first four weeks of the quarter reflect amounts remaining under the $500 million share repurchase program referenced in clause (ii) of Note 2 above. The amount shown in this column for the second, third and fourth four weeks of the quarter reflect amounts remaining under the $1 billion share repurchase program referenced in clause (i) of Note 2 above. Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

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

EXHIBIT 10.9	-

Amended and Restated Credit Agreement dated as of November 8, 2010, Amended and Restated as of January 25, 2012, Further Amended and Restated as of June 30, 2014, among The Kroger Co., the initial lenders named therein, Bank of America, N.A. and Wells Fargo Bank, National Association, as co-administrative agents, Citibank, N.A., as syndication agent, and The Royal Bank of Scotland plc,  and U.S. Bank National Association, as co-documentation agents, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014.

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

THE KROGER CO.

Dated: July 1, 2014	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chief Executive Officer

Dated: July 1, 2014	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010.

Exhibit 3.2 -	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007.

Exhibit 4.1 -

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 10.9 -

Amended and Restated Credit Agreement dated as of November 8, 2010, Amended and Restated as of January 25, 2012, Further Amended and Restated as of June 30, 2014, among The Kroger Co., the initial lenders named therein, Bank of America, N.A. and Wells Fargo Bank, National Association, as co-administrative agents, Citibank, N.A., as syndication agent, and The Royal Bank of Scotland plc,  and U.S. Bank National Association, as co-documentation agents, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014.

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