Form 10-Q
period 2014-08-16
KROGER CO
filed 2014-09-23
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 16, 2014

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

There were 491,090,776 shares of Common Stock ($1 par value) outstanding as of September 19, 2014.

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 16, 2014	August 17, 2013	August 16, 2014	August 17, 2013
Sales	$25,310	$22,686	$58,271	$52,683
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	20,136	18,059	46,201	41,876
Operating, general and administrative	3,920	3,506	9,088	8,099
Rent	166	139	383	328
Depreciation	444	387	1,025	906
Operating profit	644	595	1,574	1,474
Interest expense	112	99	259	228
Earnings before income tax expense	532	496	1,315	1,246
Income tax expense	182	176	456	442
Net earnings including noncontrolling interests	350	320	859	804
Net earnings attributable to noncontrolling interests	3	3	11	6
Net earnings attributable to The Kroger Co.	$347	$317	$848	$798

Net earnings attributable to The Kroger Co. per basic common share	$0.71	$0.61	$1.70	$1.54

Average number of common shares used in basic calculation	485	515	494	515

Net earnings attributable to The Kroger Co. per diluted common share	$0.70	$0.60	$1.68	$1.52

Average number of common shares used in diluted calculation	491	521	500	520

Dividends declared per common share	$0.165	$0.150	$0.330	$0.300

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions and unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 16, 2014	August 17, 2013	August 16, 2014	August 17, 2013
Net earnings including noncontrolling interests	$350	$320	$859	$804

Other comprehensive income
Unrealized gain on available for sale securities, net of income tax(1)	3	1	2	4
Amortization of amounts included in net periodic pension expense, net of income tax(2)	5	14	13	33
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	—	10	—	(9)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax	—	—	—	1

Total other comprehensive income	8	25	15	29

Comprehensive income	358	345	874	833
Comprehensive income attributable to noncontrolling interests	3	3	11	6
Comprehensive income attributable to The Kroger Co.	$355	$342	$863	$827

(1)         Amount is net of tax of $1 for the second quarter of 2014.  Amount is net of tax of $2 for the first two quarters of 2013.

(2)         Amount is net of tax of $4 for the second quarter of 2014 and $9 for the second quarter of 2013.  Amount is net of tax of $8 for the first two quarters of 2014 and $20 for the first two quarters of 2013.

(3)         Amount is net of tax of $7 for the second quarter of 2013.  Amount is net of tax of $(5) for the first two quarters of 2013.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	August 16,	February 1,
	2014	2014
ASSETS
Current assets
Cash and temporary cash investments	$248	$401
Store deposits in-transit	956	958
Receivables	1,174	1,116
FIFO inventory	6,646	6,801
LIFO reserve	(1,151)	(1,150)
Prepaid and other current assets	422	704
Total current assets	8,295	8,830

Property, plant and equipment, net	17,263	16,893
Intangibles, net	695	702
Goodwill	2,135	2,135
Other assets	691	721

Total Assets	$29,079	$29,281

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,494	$1,657
Trade accounts payable	5,076	4,881
Accrued salaries and wages	1,128	1,150
Deferred income taxes	248	248
Other current liabilities	2,894	2,769
Total current liabilities	10,840	10,705

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	9,707	9,654
Adjustment to reflect fair-value interest rate hedges	(1)	(1)
Long-term debt including obligations under capital leases and financing obligations	9,706	9,653

Deferred income taxes	1,280	1,381
Pension and postretirement benefit obligations	899	901
Other long-term liabilities	1,332	1,246

Total Liabilities	24,057	23,886

Commitments and contingencies (see Note 9)

SHAREOWNERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 1,000 shares authorized; 959 shares issued in 2014 and 2013	959	959
Additional paid-in capital	3,605	3,549
Accumulated other comprehensive loss	(449)	(464)
Accumulated earnings	11,667	10,981
Common shares in treasury, at cost, 473 shares in 2014 and 451 shares in 2013	(10,785)	(9,641)

Total Shareowners’ Equity — The Kroger Co.	4,997	5,384
Noncontrolling interests	25	11

Total Equity	5,022	5,395

Total Liabilities and Equity	$29,079	$29,281

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Two Quarters Ended
	August 16, 2014	August 17, 2013
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$859	$804
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation	1,025	906
LIFO charge	54	30
Stock-based employee compensation	76	47
Expense for Company-sponsored pension plans	21	40
Deferred income taxes	(103)	(16)
Other	53	40
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	2	105
Receivables	(47)	107
Inventories	102	162
Prepaid expenses	274	246
Trade accounts payable	354	180
Accrued expenses	60	1
Income taxes receivable and payable	(47)	82
Other	67	(121)

Net cash provided by operating activities	2,750	2,613

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(1,347)	(1,110)
Proceeds from sale of assets	18	7
Other	16	(34)

Net cash used by investing activities	(1,313)	(1,137)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	48	1,011
Dividends paid	(166)	(155)
Payments on long-term debt	(26)	(419)
Net payments on commercial paper	(160)	(1,595)
Excess tax benefits on stock-based awards	32	20
Proceeds from issuance of capital stock	66	155
Treasury stock purchases	(1,221)	(236)
Net decrease in book overdrafts	(158)	(40)
Other	(5)	(15)

Net cash used by financing activities	(1,590)	(1,274)

Net increase (decrease) in cash and temporary cash investments	(153)	202

Cash and temporary cash investments:
Beginning of year	401	238
End of quarter	$248	$440

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,347)	$(1,110)
Payments for lease buyouts	28	19
Changes in construction-in-progress payables	(63)	(56)
Total capital investments, excluding lease buyouts	$(1,382)	$(1,147)

Disclosure of cash flow information:
Cash paid during the year for interest	$282	$225
Cash paid during the year for income taxes	$582	$349

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at February 2, 2013	959	$959	$3,451	445	$(9,237)	$(753)	$9,787	$7	$4,214
Issuance of common stock:
Stock options exercised	—	—	—	(7)	155	—	—	—	155
Restricted stock issued	—	—	(57)	(2)	25	—	—	—	(32)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	1	(21)	—	—	—	(21)
Stock options exchanged	—	—	—	6	(215)	—	—	—	(215)
Share-based employee compensation	—	—	47	—	—	—	—	—	47
Other comprehensive gain net of income tax of $17	—	—	—	—	—	29	—	—	29
Other	—	—	41	—	(16)	—	—	(3)	22
Cash dividends declared ($0.30 per common share)	—	—	—	—	—	—	(155)	—	(155)
Net earnings including noncontrolling interests	—	—	—	—	—	—	798	6	804

Balances at August 17, 2013	959	$959	$3,482	443	$(9,309)	$(724)	$10,430	$10	$4,848

Balances at February 1, 2014	959	$959	$3,549	451	$(9,641)	$(464)	$10,981	$11	$5,395
Issuance of common stock:
Stock options exercised	—	—	—	(3)	66	—	—	—	66
Restricted stock issued	—	—	(83)	(2)	37	—	—	—	(46)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	25	(1,129)	—	—	—	(1,129)
Stock options exchanged	—	—	—	2	(92)	—	—	—	(92)
Share-based employee compensation	—	—	76	—	—	—	—	—	76
Other comprehensive gain net of income tax of $8	—	—	—	—	—	15	—	—	15
Other	—	—	63	—	(26)	—	—	3	40
Cash dividends declared ($0.33 per common share)	—	—	—	—	—	—	(162)	—	(162)
Net earnings including noncontrolling interests	—	—	—	—	—	—	848	11	859

Balances at August 16, 2014	959	$959	$3,605	473	$(10,785)	$(449)	$11,667	$25	$5,022

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

1.              ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries, and the Variable Interest Entities (“VIEs”) in which the Company is the primary beneficiary.  The February 1, 2014 Consolidated Balance Sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”).  Significant intercompany transactions and balances have been eliminated.  References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

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

The unaudited information in the Consolidated Financial Statements for the second quarter and the two quarters ended August 16, 2014 and August 17, 2013, includes the results of operations of the Company for the 12 and 28-week periods then ended.

Certain revenue transactions previously reported in sales and merchandise costs in the Consolidated Statements of Operations are now reported net within sales.  Also, certain expense transactions previously reported in operating, general and administrative in the Consolidated Statements of Operations are now reported within merchandise costs.  Prior quarter amounts have been revised or reclassified to conform to the current year presentation.  These amounts were not material to the prior periods.

2.              MERGER

On January 28, 2014, the Company closed its merger with Harris Teeter Supermarkets, Inc. (“Harris Teeter”) and there have not been any changes in the Company’s preliminary purchase price allocation in the first two quarters of 2014.

As of August 16, 2014, the fair value step up adjustment to Harris Teeter inventory as of the merger date is recorded in the LIFO reserve.  This resulted in a $53 decrease in LIFO reserve.

Pro forma results of operations, assuming the transaction had taken place at the beginning of 2012, are included in the following table.  The pro forma information includes historical results of operations of Harris Teeter and adjustments for interest expense that would have been incurred due to financing the acquisition, depreciation and amortization of the assets acquired and excludes the pre-acquisition transaction related expenses incurred by Harris Teeter and the Company.  The pro forma information does not include efficiencies, cost reductions, synergies and investments in lower prices for our customers expected to result from the merger.  The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the merger been completed at the beginning of 2012.

	Second Quarter Ended August 17, 2013	Two Quarters Ended August 17, 2013
Sales	$23,787	$55,129
Net earnings including noncontrolling interests	347	865
Net earnings attributable to noncontrolling interests	3	6

Net earnings attributable to The Kroger Co.	$344	$859

3.  STOCK OPTION PLANS

The Company recognized total share-based compensation of $36 and $23 in the second quarters ended August 16, 2014 and August 17, 2013, respectively.  The Company recognized total share-based compensation of $76 and $47 in the first two quarters of 2014 and 2013, respectively.  These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

The Company grants options for common shares (“stock options”) to employees, as well as to its non-employee directors, under various plans at an option price equal to the fair market value of the shares at the date of grant.  In addition to stock options, the Company awards restricted stock to employees and its non-employee directors under various plans.  Equity awards may be made once each quarter on a predetermined date.  It has been the Company’s practice to make a general annual grant to employees, which occurred in the second quarter of 2014.  Special grants may be made in the other three quarters.  Grants to non-employee directors occur on the same date that the general annual grant to employees occurs.

Stock options granted in the first two quarters of 2014 expire 10 years from the date of grant and vest between one year and five years from the date of grant. Restricted stock awards granted in the first two quarters of 2014 have restrictions that lapse between one year and five years from the date of the awards.  All grants and awards become immediately exercisable, in the case of options, and restrictions lapse, in the case of restricted stock, upon certain changes in control of the Company.

Changes in equity awards outstanding under the plans are summarized below.

Stock Options

	Shares subject to option	Weighted-average exercise price
Outstanding, February 1, 2014	21.7	$25.66
Granted	4.1	$49.21
Exercised	(3.2)	$22.75
Canceled or Expired	(0.2)	$28.70

Outstanding, August 16, 2014	22.4	$30.40

Restricted Stock

	Restricted shares outstanding	Weighted-average grant-date fair value
Outstanding, February 1, 2014	4.8	$32.31
Granted	2.8	$48.99
Vested	(2.3)	$32.84
Forfeited	(0.1)	$35.35

Outstanding, August 16, 2014	5.2	$41.14

The weighted-average grant date fair value of stock options granted during the first two quarters of 2014 and 2013, was $11.96 and $8.97, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s share price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.  The increase in the fair value of the stock options granted during the first two quarters of 2014, compared to the first two quarters of 2013, resulted primarily from an increase in the Company’s share price, which decreased the expected dividend yield, and an increase in the weighted average risk-free interest rate.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2014	2013
Risk-free interest rate	2.06%	1.87%
Expected dividend yield	1.51%	1.82%
Expected volatility	25.29%	26.34%
Expected term	6.6 Years	6.8 Years

4.              DEBT OBLIGATIONS

Long-term debt consists of:

	August 16,	February 1,
	2014	2014
0.76% to 8.00% Senior Notes due through 2043	$9,083	$9,083
5.00% to 12.75% Mortgages due in varying amounts through 2034	61	64
0.27% Commercial paper borrowings due through September 2014	1,090	1,250
Other	427	383

Total debt, excluding capital leases and financing obligations	10,661	10,780

Less current portion	(1,451)	(1,616)

Total long-term debt, excluding capital leases and financing obligations	$9,210	$9,164

On June 30, 2014, the Company amended, extended and restated its $2,000 unsecured revolving credit facility.  The Company entered into the amended credit facility to amend, extend and restate the Company’s existing credit facility that would have terminated on January 25, 2017.  The amended credit facility provides for a $2,750 unsecured revolving credit facility (the “Credit Agreement”), with a termination date of June 30, 2019, unless extended as permitted under the Credit Agreement.  The Company has the ability to increase the size of the Credit Agreement by up to an additional $750, subject to certain conditions.

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

5.              BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the second quarters of 2014 and 2013.

	Second Quarter Ended
	Pension Benefits		Other Benefits
	August 16, 2014	August 17, 2013	August 16, 2014	August 17, 2013
Components of net periodic benefit cost:
Service cost	$10	$8	$2	$4
Interest cost	42	35	3	4
Expected return on plan assets	(56)	(52)	—	—
Amortization of:
Prior service cost	—	—	(2)	(1)
Actuarial loss	12	24	(1)	—

Net periodic benefit cost	$8	$15	$2	$7

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first two quarters of 2014 and 2013.

	Two Quarters Ended
	Pension Benefits		Other Benefits
	August 16, 2014	August 17, 2013	August 16, 2014	August 17, 2013
Components of net periodic benefit cost:
Service cost	$24	$23	$6	$9
Interest cost	98	83	7	9
Expected return on plan assets	(130)	(121)	—	—
Amortization of:
Prior service cost	—	—	(4)	(2)
Actuarial loss	28	55	(3)	—

Net periodic benefit cost	$20	$40	$6	$16

The Company is not required and does not expect to make any contributions to the Company-sponsored defined benefit pension plans in 2014.

The Company contributed $98 and $80 to employee 401(k) retirement savings accounts in the first two quarters of 2014 and 2013, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded.

During the first quarter of 2014, the Company incurred a charge of $56 (after-tax) due to commitments and withdrawal liabilities arising from the restructuring of certain multi-employer pension plan obligations.

6.             EARNINGS PER COMMON SHARE

Net earnings attributable to The Kroger Co. per basic common share equal net earnings attributable to The Kroger Co. less income allocated to participating securities divided by the weighted-average number of common shares outstanding.  Net earnings attributable to The Kroger Co. per diluted common share equal net earnings attributable to The Kroger Co. less income allocated to participating securities divided by the weighted-average number of common shares outstanding, after giving effect to dilutive stock options.  The following table provides a reconciliation of net earnings attributable to The Kroger Co. and shares used in calculating net earnings attributable to The Kroger Co. per basic common share to those used in calculating net earnings attributable to The Kroger Co. per diluted common share:

	Second Quarter Ended			Second Quarter Ended
	August 16, 2014			August 17, 2013
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$343	485	$0.71	$315	515	$0.61
Dilutive effect of stock options		6			6

Net earnings attributable to The Kroger Co. per diluted common share	$343	491	$0.70	$315	521	$0.60

	Two Quarters Ended			Two Quarters Ended
	August 16, 2014			August 17, 2013
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$840	494	$1.70	$791	515	$1.54
Dilutive effect of stock options		6			5

Net earnings attributable to The Kroger Co. per diluted common share	$840	500	$1.68	$791	520	$1.52

The Company had combined undistributed and distributed earnings to participating securities totaling $4 in the second quarter of 2014 and $2 in the second quarter of 2013.  For the first two quarters of 2014 and 2013, the Company had combined undistributed and distributed earnings to participating securities of $8 and $7, respectively.

The Company had options outstanding for approximately 2 shares during the second quarters of 2014 and 2013 that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.  The Company had options outstanding for approximately 2 shares in the first two quarters of 2014 and 1 shares in the first two quarters of 2013 that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

7.              RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 740, “Income Taxes.” The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This amendment became effective for the Company beginning February 2, 2014, and was adopted prospectively in accordance with the standard. The adoption of this amendment did not have an effect on net income and did not have a significant effect on the Company’s Consolidated Balance Sheet.

8.              RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company in the first quarter of its fiscal year ending January 27, 2018. Early adoption is not permitted.  The Company is currently in the process of evaluating the effect of adoption of this ASU on the Company’s Consolidated Financial Statements.

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

Litigation — Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust, wage and hour, or civil rights laws, are pending against the Company.  Some of these suits purport or have been determined to be class actions and/or seek substantial damages.  Any damages that may be awarded in antitrust cases will be automatically trebled.  Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company believes that any resulting liability will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

For items carried at (or adjusted to) fair value in the Consolidated Financial Statements, the following tables summarize the fair value of these instruments at August 16, 2014 and February 1, 2014:

August 16, 2014 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities	$46	$—	$—	$46
Available-for-Sale Securities	31	—	—	31
Warrants	—	19	—	19
Long-Lived Assets	—	—	10	10
Interest Rate Hedges	—	(2)	—	(2)
Total	$77	$17	$10	$104

The table above includes Harris Teeter assets at fair value as of August 16, 2014.

February 1, 2014 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$36	$—	$—	$36
Warrants	—	16	—	16
Long-Lived Assets	—	—	29	29
Interest Rate Hedges	—	(2)	—	(2)
Total	$36	$14	$29	$79

In the first two quarters of 2014, unrealized gains on the Level 1 available-for-sale securities totaled $2.

The Company values warrants using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model is classified as a Level 2 input.

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets, and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 3 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for further discussion of the Company’s policies regarding the valuation of long-lived assets and store lease exit costs.  For the first two quarters of 2014, long-lived assets with a carrying amount of $27 were written down to their fair value of $10 resulting in an impairment charge of $17.  For the first two quarters of 2013, long-lived assets with a carrying amount of $35 were written down to their fair value of $10 resulting in an impairment charge of $25.  In fiscal year 2013, long-lived assets with a carrying amount of $68 were written down to their fair value of $29, resulting in an impairment charge of $39.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based on the net present value of the future cash flow using the forward interest rate yield curve in effect at August 16, 2014 and February 1, 2014, which is a Level 2 measurement technique.  At August 16, 2014, the fair value of total debt was $11,667 compared to a carrying value of $10,661.  At February 1, 2014, the fair value of total debt was $11,547 compared to a carrying value of $10,780.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Other Assets

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At August 16, 2014 and February 1, 2014, the carrying and fair value of long-term investments for which fair value is determinable was $112 and $51, respectively.  The increase in fair value of long-term investments for which fair value is determinable is mainly due to the Company’s merger with Harris Teeter.  At August 16, 2014 and February 1, 2014, the carrying value of notes receivable for which fair value is determinable was $99 and $87, respectively.

11.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first two quarters of 2013 and 2014:

	Cash Flow Hedging Activities(1)	Available for sale Securities(1)	Pension and Postretirement Defined Benefit Plans(1)	Total(1)
Balance at February 2, 2013	$(14)	$7	$(746)	$(753)
OCI before reclassifications(2)	(9)	4	—	(5)
Amounts reclassified out of AOCI	1	—	33	34
Net current-period OCI	(8)	4	33	29
Balance at August 17, 2013	$(22)	$11	$(713)	$(724)

Balance at February 1, 2014	$(25)	$12	$(451)	$(464)
OCI before reclassifications	—	2	—	2
Amounts reclassified out of AOCI	—	—	13	13
Net current-period OCI	—	2	13	15
Balance at August 16, 2014	$(25)	$14	$(438)	$(449)

(1) All amounts are net of tax.

(2) Net of tax of $(5) and $2 for cash flow hedging activities and available for sale securities, respectively, for the first two quarters of 2013.

The following table represents the items reclassified out of AOCI and the related tax effects for the second quarter and first two quarters of 2014 and 2013:

	Second Quarter Ended		Two Quarters Ended
	August 16, 2014	August 17, 2013	August 16, 2014	August 17, 2013
Gains on cash flow hedging activities
Amortization of unrealized gains and losses on cash flow hedging activities(1)	$—	$—	$—	$1
Tax (expense) / benefit	—	—	—	—
Net of tax	—	—	—	1

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(2)	9	23	21	53
Tax expense	(4)	(9)	(8)	(20)
Net of tax	5	14	13	33
Total reclassifications, net of tax	$5	$14	$13	$34

(1) Reclassified from AOCI into interest expense.

(2) Reclassified from AOCI into merchandise costs and operating, general and administrative expense.  These components are included in the computation of net periodic pension expense (see Note 5 to the Company’s Consolidated Financial Statements for additional details).

12.  INCOME TAXES

The effective income tax rate was 34.2% in the second quarter of 2014, compared to 35.5% for the second quarter of 2013.  The effective income tax rate was 34.7% for the first two quarters of 2014, compared to 35.5% for the first two quarters of 2013.  The effective income tax rate for the second quarter of 2014 and the first two quarters of 2014 differed from the federal statutory rate primarily due to the utilization of tax credits and deductions, partially offset by the effect of state income taxes. The effective income tax rate for the second quarter of 2013 and the first two quarters of 2013 differed from the federal statutory rate primarily due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions.

13.  SUBSEQUENT EVENT

On August 18, 2014, the Company acquired all of the outstanding common stock of Vitacost.com, Inc. (“Vitacost.com”) for $8.00 per share in cash or approximately $280 in total.  Vitacost.com is a leading online retailer of health and wellness products, which are sold directly to consumers through the website vitacost.com.  This merger affords the Company access to Vitacost.com’s extensive e-commerce platform, which can be combined with the Company’s customer insights and loyal customer base, to create new levels of personalization and convenience for customers.  Vitacost.com’s annual revenue, for the year ended December 31, 2013, was approximately $383 with a net loss of approximately $(14).  The merger will be accounted for under the purchase method of accounting and was financed through the issuance of commercial paper.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Second quarter 2014 total sales were $25.3 billion compared with $22.7 billion for the same period of 2013.  This increase was attributable to increased sales due to our merger with Harris Teeter Supermarkets, Inc. (“Harris Teeter”), which closed on January 28, 2014, identical supermarket sales increases, increased fuel gallon sales and an increase in the average retail fuel price.  Identical supermarket sales without fuel increased 4.8% in the second quarter of 2014, compared to the second quarter of 2013, primarily due to an increase in the number of households shopping with us, an increase in the average sale per customer and product cost inflation.  Every supermarket store department and operating division had positive identical sales.  This marks our 43rd consecutive quarter of positive identical supermarket sales growth.  Total sales for the first two quarters of 2014 were $58.3 billion compared to $52.7 billion for the same period of 2013.  This increase was attributable to our merger with Harris Teeter, identical supermarket sales increases and increased fuel gallon sales, offset partially by a decrease in the average retail fuel price.  Identical supermarket sales without fuel increased 4.7% in the first two quarters of 2014, compared to the same period in 2013, primarily due to an increase in the number of households shopping with us, an increase in the average sale per customer and product cost inflation.  Our Customer 1st strategy continues to deliver solid results.

For the second quarter of 2014, net earnings totaled $347 million, or $0.70 per diluted share, compared to $317 million, or $0.60 per diluted share for the same period of 2013.  The increase in net earnings for the second quarter of 2014, compared to the second quarter of 2013, resulted primarily from an increase in non-fuel First-In, First Out (“FIFO”) operating profit and an increase in earnings from our fuel operations, offset partially by increases in interest expense and the last-in, first-out (“LIFO”) charge.  For the first two quarters of 2014, net earnings totaled $848 million, or $1.68 per diluted share, compared to $798 million, or $1.52 per diluted share for the same period of 2013.  This includes a $0.11 per diluted share charge due to the commitments and withdrawal liabilities arising from the restructuring of certain multi-employer pension plan obligations to help stabilize associates’ future benefits (“pension plan agreements”).  Excluding the pension plan agreements, net earnings totaled $904 million, or $1.79 per diluted share, for the first two quarters of 2014.  The pension plan agreements resulted in an increase in operating, general and administrative expense of $87 million ($56 million after-tax) in the first two quarters of 2014.  We believe the adjusted net earnings per diluted share figure presents a more accurate year-over-year comparison of our financial results because the pension plan agreements were not the result of our normal operations.  The increase in adjusted net earnings for the first two quarters of 2014, compared to the first two quarters of 2013, resulted primarily from an increase in non-fuel FIFO operating profit and an increase in earnings from our fuel operations, partially offset by increases in interest expense, income tax expense and the LIFO charge.

Based on the strength of our results for the first two quarters of 2014, we have increased both the lower and upper ranges of our guidance for adjusted net earnings per diluted share and identical supermarket sales for fiscal year 2014.  Please refer to the “Outlook” section for more information on our expectations.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $347 million for the second quarter of 2014, an increase of 9.5% from net earnings of $317 million for the second quarter of 2013.  The increase in our net earnings for the second quarter of 2014, compared to the second quarter of 2013, resulted primarily from an increase in non-fuel FIFO operating profit and an increase in earnings from our fuel operations, offset partially by increases in interest expense and the LIFO charge.  The increase in non-fuel FIFO operating profit for the second quarter of 2014, compared to the second quarter of 2013, resulted primarily from the benefit of increased supermarket sales, the merger with Harris Teeter, productivity improvements and cost controls, offset partially by continued investments in lower prices for our customers, increases in the workers compensation and general liability reserves and increases in credit card and incentive plan costs.  The increase in net earnings from our fuel operations for the second quarter of 2014, compared to the second quarter of 2013, resulted primarily from an increase in the average margin per gallon of fuel sold and an increase in fuel gallons sold.

Net earnings totaled $848 million for the first two quarters of 2014, an increase of 6.3% from net earnings of $798 million for the first two quarters of 2013.  Adjusted net earnings for the first two quarters of 2014 totaled $904 million, excluding the pension plan agreements, an increase of 13.3% compared to net earnings for the first two quarters of 2013.  The increase in our adjusted net earnings for the first two quarters of 2014, compared to the same period in 2013, resulted primarily from an increase in non-fuel FIFO operating profit and an increase in earnings from our fuel operations, offset partially by increases in interest expense and the LIFO charge.  The increase in non-fuel FIFO operating profit for the first two quarters of 2014, compared to the same period in 2013, resulted primarily from the benefit of increased supermarket sales, the merger with Harris Teeter, productivity improvements and cost controls, offset partially by continued investments in lower prices for our customers, increases in the workers compensation and general liability reserves and increases in credit card and incentive plan costs.  The increase in net earnings from our fuel operations for the first two quarters of 2014, compared to the first two quarters of 2013, resulted primarily from an increase in the average margin per gallon of fuel sold and an increase in fuel gallons sold.

Net earnings of $0.70 per diluted share for the second quarter of 2014 represented an increase of 16.7% over net earnings of $0.60 per diluted share for the second quarter of 2013.  Net earnings per diluted share increased in the second quarter of 2014, compared to the second quarter of 2013, due to increased net earnings and the repurchase of common shares resulting in a lower weighted average shares outstanding.

Net earnings of $1.68 per diluted share for the first two quarters of 2014 represented an increase of 10.5% over net earnings of $1.52 per diluted share for the first two quarters of 2013.  Adjusted net earnings for the first two quarters of 2014 of $1.79 per diluted share, excluding the pension plan agreements, represented an increase of 17.8% over the first two quarters of 2013.  Adjusted net earnings per diluted share increased in the first two quarters of 2014, compared to the first two quarters of 2013, due to increased net earnings and the repurchase of common shares resulting in a lower weighted average shares outstanding.

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

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to net earnings attributable to The Kroger Co. excluding the pension plan agreements and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to net earnings attributable to The Kroger Co. per diluted common share excluding the pension plan agreements, for the second quarters and the first two quarters of 2014 and 2013 ($ in millions):

	Second Quarter Ended		Two Quarters Ended
	August 16, 2014	August 17, 2013	August 16, 2014	August 17, 2013
Net earnings attributable to The Kroger Co.	$347	$317	$848	$798
Adjustment for pension plan agreements(1)(2)	—	—	56	—

Net earnings attributable to The Kroger Co. excluding the adjustment item above	$347	$317	$904	$798

Net earnings attributable to The Kroger Co. per diluted common share	$0.70	$0.60	$1.68	$1.52
Adjustment for pension plan agreements(3)	—	—	0.11	—

Net earnings attributable to The Kroger Co. per diluted common share excluding the adjustment item above	$0.70	$0.60	$1.79	$1.52

Average number of common shares used in diluted calculation	491	521	500	520

(1)	The amount presented represents the after-tax effect of the adjustment.
(2)	The pre-tax adjustment for the pension plan agreements was $87.
(3)	The amount presented represents the net earnings per diluted common share effect of the adjustment.

Sales

Total Sales

($ in millions)

	Second Quarter Ended				Two Quarters Ended
	August 16, 2014	Percentage Increase	August 17, 2013	Percentage Increase(2)	August 16, 2014	Percentage Increase	August 17, 2013	Percentage Increase(3)
Total supermarket sales without fuel	$19,629	12.4%	$17,468	3.6%	$45,487	11.8%	$40,694	3.6%
Fuel sales	4,936	8.1%	4,565	7.4%	11,119	5.6%	10,532	4.1%
Other sales(1)	745	14.1%	653	11.2%	1,665	14.3%	1,457	10.5%

Total sales	$25,310	11.6%	$22,686	4.6%	$58,271	10.6%	$52,683	3.9%

(1)	Other sales primarily relate to sales by convenience stores, excluding fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; and in-store health clinics.
(2)	This column represents the percentage increase in the second quarter of 2013, compared to the second quarter of 2012.
(3)	This column represents the percentage increase in the first two quarters of 2013, compared to the first two quarters of 2012.

The increase in total sales and total supermarket sales without fuel for the second quarter of 2014, compared to the second quarter of 2013, was primarily due to our merger with Harris Teeter, which closed on January 28, 2014, and an increase in identical supermarket sales, excluding fuel, of 4.8%.  Identical supermarket sales, excluding fuel for the second quarter of 2014, compared to the second quarter of 2013, increased primarily due to an increase in the number of households shopping with us, an increase in transaction count and product cost inflation.  Total fuel sales increased 8.1% in the second quarter of 2014, compared to the second quarter of 2013, primarily due to an increase in fuel gallons sold of 7.1% and an increase in the average retail fuel price of 0.9%.  The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

The increase in total sales and total supermarket sales without fuel for the first two quarters of 2014, compared to the same period of 2013, was primarily due to our merger with Harris Teeter, which closed on January 28, 2014, and an increase in identical supermarket sales, excluding fuel, of 4.7%.  Identical supermarket sales, excluding fuel for the first two quarters of 2014, compared to the first two quarters of 2013, increased primarily due to an increase in the number of households shopping with us, an increase in transaction count and product cost inflation.  Total fuel sales increased 5.6% in the first two quarters of 2014, compared to the first two quarters of 2013, primarily due to an increase in fuel gallons sold of 6.3% offset by a decrease in the average retail fuel price of 0.7%.  The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical Fred Meyer multi-department stores and include Harris Teeter sales for stores that are identical as if they were part of the Company in our prior year.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented below to calculate percentage changes for the second quarter and the first two quarters of 2014.

Identical Supermarket Sales

($ in millions)

	Second Quarter
	August 16, 2014	Percentage Increase	August 17, 2013	Percentage Increase(1)
Including fuel centers	$22,621	5.3%	$21,492	4.0%
Excluding fuel centers	$18,875	4.8%	$18,009	3.3%

(1)	This column represents the percentage increase in identical supermarket sales in the second quarter of 2013, compared to the second quarter of 2012.

Identical Supermarket Sales

($ in millions)

	Two Quarters Ended
	August 16, 2014	Percentage Increase	August 17, 2013	Percentage Increase(1)
Including fuel centers	$52,287	4.7%	$49,950	3.3%
Excluding fuel centers	$43,824	4.7%	$41,864	3.3%

(1)	This column represents the percentage increase in identical supermarket sales in the first two quarters of 2013, compared to the first two quarters of 2012.

Gross Margin and FIFO Gross Margin

Our gross margin rate, as a percentage of sales, was 20.44% for the second quarter of 2014, as compared to 20.40% for the second quarter of 2013.  The increase in the second quarter of 2014, compared to the second quarter of 2013, resulted primarily from the effect of our merger with Harris Teeter and an increase in fuel gross margin rate, as a percentage of sales, partially offset by continued investments in lower prices for our customers and an increase in our LIFO charge, as a percentage of sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, had a positive effect on our gross margin rates in the second quarter of 2014 since Harris Teeter has higher gross margin rates as compared to the total Company without Harris Teeter.

Our gross margin rate, as a percentage of sales, was 20.71% for the first two quarters of 2014, as compared to 20.51% for the first two quarters of 2013.  The increase in the first two quarters of 2014, compared to the first two quarters of 2013, resulted primarily from the effect of our merger with Harris Teeter and an increase in fuel gross margin rate, as a percentage of sales, partially offset by continued investments in lower prices for our customers and an increase in our LIFO charge, as a percentage of sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, had a positive effect on our gross margin rates in the second quarter of 2014 since Harris Teeter has higher gross margin rates as compared to the total Company without Harris Teeter.

We calculate FIFO gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the LIFO charge.  Merchandise costs exclude depreciation and rent expenses.  Our LIFO charge was $26 million for the second quarter of 2014 and $13 million for the second quarter of 2013.  Our LIFO charge was $54 million for the first two quarters of 2014 and $30 million for the first two quarters of 2013.  FIFO gross margin is a non-GAAP financial measure and should not be considered as an alternative to gross margin or any other GAAP measure of performance.  FIFO gross margin should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

Our FIFO gross margin rate was 20.54% for the second quarter of 2014, as compared to 20.45% for the second quarter of 2013.  Retail fuel sales lower our FIFO gross margin rate, as a percentage of sales, due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our second quarter 2014 FIFO gross margin rate decreased 12 basis points, as a percentage of sales, compared to the second quarter of 2013.  This decrease in the second quarter of 2014, compared to the second quarter of 2013, was primarily due to continued investments in lower prices for our customers, offset partially by the effect of our merger with Harris Teeter.

Our FIFO gross margin rate was 20.81% for the first two quarters of 2014, as compared to 20.57% for the first two quarters of 2013.  Excluding the effect of retail fuel operations, as a percentage of sales, our FIFO gross margin rate decreased 5 basis points for the first two quarters of 2014, compared to the first two quarters of 2013.  This decrease in the first two quarters of 2014, compared to the first two quarters of 2013, was primarily due to continued investments in lower prices for our customers, offset partially by the effect of our merger with Harris Teeter.

LIFO Charge

The LIFO charge was $26 million in the second quarter of 2014 and $13 million in the second quarter of 2013.  The LIFO charge increased in the second quarter of 2014, compared to the second quarter of 2013, due to our higher expected year-end product cost of inflation in most major categories for fiscal 2014 compared to fiscal 2013.

The LIFO charge was $54 million in the first two quarters of 2014 and $30 million in the first two quarters of 2013.  The LIFO charge increased in the first two quarters of 2014, compared to the first two quarters of 2013, due to our higher expected year end product cost of inflation in most major categories for 2014 compared to 2013.  As of August 16, 2014, the fair value step up adjustment to Harris Teeter inventory as of the merger date is recorded in LIFO reserve.  This resulted in a $53 million decrease in the LIFO reserve.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, increased 3 basis points to 15.49% for the second quarter of 2014 from 15.46% for the second quarter of 2013.  The OG&A rate increased primarily due to the effect of our merger with Harris Teeter, increases in workers compensation and general liability reserves and increases in credit card fees and incentive plan costs, as a percentage of sales, partially offset by the benefit of increased supermarket sales and fuel sales, productivity improvements and effective cost controls.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased our OG&A rate, as a percentage of sales, in the second quarter of 2014 since Harris Teeter has a higher OG&A rate as compared to the total Company without Harris Teeter.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel, decreased nine basis points in the second quarter of 2014, compared to the second quarter of 2013.  This decrease in our OG&A rate, as a percentage of sales excluding the effect of fuel, resulted primarily from increased supermarket sales, productivity improvements and effective cost controls, offset partially by the effect of our merger with Harris Teeter, increases in workers compensation and general liability reserves and increases in credit card fees and incentive plan costs, as a percentage of sales.

OG&A expenses, as a percentage of sales, increased 22 basis points to 15.60% for the first two quarters of 2014 from 15.38% for the first two quarters of 2013.  The OG&A rate increased primarily due to the pension plan agreements, the effect of our merger with Harris Teeter, increases in workers compensation and general liability reserves and increases in credit card fees and incentive plan costs, as a percentage of sales, partially offset by the benefit of increased supermarket sales and fuel sales, productivity improvements and effective cost controls.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased our OG&A rate, as a percentage of sales, in the first two quarters of 2014 since Harris Teeter has a higher OG&A rate as compared to the total Company without Harris Teeter.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  OG&A rate, excluding the pension plan agreements and fuel, decreased 11 basis points in the first two quarters of 2014, compared to the first two quarters of 2013.  This decrease in our OG&A rate, as a percentage of sales excluding the pension plan agreements and fuel, resulted primarily from increased supermarket sales, productivity improvements and effective cost controls, offset partially by the effect of our merger with Harris Teeter, increases in workers compensation and general liability reserves and increases in credit card fees and incentive plan costs, as a percentage of sales.

Rent Expense

Rent expense was $166 million, or 0.65% of sales, for the second quarter of 2014, compared to $139 million, or 0.61% of sales, for the second quarter of 2013.  For the first two quarters of 2014, rent expense was $383 million, or 0.66% of sales, compared to $328 million, or 0.62% of sales, in the first two quarters of 2013.  Rent expense, as a percentage of sales excluding fuel, increased four basis points in the second quarter of 2014 compared to the second quarter of 2013.  Rent expense, as a percentage of sales excluding fuel, increased 3 basis points in the first two quarters of 2014 compared to the first two quarters of 2013.  These increases in rent expense, as a percentage of sales both including and excluding fuel, is due to the effect of our merger with Harris Teeter, partially offset by our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased rent expense, as a percentage of sales excluding fuel, since Harris Teeter has a higher rent expense rate as compared to the total Company without Harris Teeter.

Depreciation Expense

Depreciation expense was $444 million, or 1.76% of total sales, for the second quarter of 2014 compared to $387 million, or 1.71% of total sales, for the second quarter of 2013.  The increase in our depreciation expense for the second quarter of 2014, compared to the second quarter of 2013, in total dollars, was the result of additional depreciation on capital investments, including acquisitions and lease buyouts, of $4.0 billion, during the rolling four quarter period ending with the second quarter of 2014.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, increased five basis points in the second quarter of 2014, compared to the same period of 2013.  The increase in depreciation expense, as a percentage of sales excluding fuel, is due to the effect of our merger with Harris Teeter, partially offset by increased supermarket sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased our depreciation expense, as a percentage of sales excluding fuel, in the second quarter of 2014 since Harris Teeter has a higher depreciation expense rate as compared to the total Company without Harris Teeter.

Depreciation expense was $1.0 billion, or 1.76% of total sales, for the first two quarters of 2014 compared to $906 million, or 1.72% of total sales, for the first two quarters of 2013.  The increase in our depreciation expense for the first two quarters of 2014, compared to the first two quarters of 2013, in total dollars, was the result of additional depreciation on capital investments, including acquisitions and lease buyouts, of $4.0 billion, during the rolling four quarter period ending with the second quarter of 2014.  Excluding the effect of retail fuel operations, depreciation, as a percentage of sales, increased three basis points in the first two quarters of 2014, compared to the same period of 2013.  The increase in depreciation expense, as a percentage of sales excluding fuel, is due to the effect of our merger with Harris Teeter, partially offset by increased supermarket sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased our depreciation expense, as a percentage of sales excluding fuel, in the first two quarters of 2014 since Harris Teeter has a higher depreciation expense rate as compared to the total Company without Harris Teeter.

Operating Profit and FIFO Operating Profit

Operating profit was $644 million, or 2.54% of sales, for the second quarter of 2014, compared to $595 million, or 2.62% of sales, for the second quarter of 2013.  Operating profit was $1.6 billion, or 2.70% of sales, for the first two quarters of 2014, compared to $1.5 billion, or 2.80% of sales, for the first two quarters of 2013.  Operating profit, as a percentage of sales, decreased eight basis points in the second quarter of 2014, compared to the second quarter of 2013, primarily due to continued investments in lower prices for our customers, increased LIFO expense, increases in workers compensation and general liability reserves and increases in credit card and incentive plan costs, as a percentage of sales, partially offset by the benefit of increased supermarket sales, an increase in fuel operating profit, the effect of our merger with Harris Teeter, productivity improvements and cost controls.  Operating profit, as a percentage of sales, decreased 10 basis points in the first two quarters of 2014, compared to the first two quarters of 2013, primarily due to the pension plan agreements, continued investments in lower prices for our customers, increased LIFO expense, increases in workers compensation and general liability reserves and increases in credit card and incentive plan costs, as a percentage of sales, partially offset by the benefit of increased supermarket sales, an increase in fuel operating profit, the effect of our merger with Harris Teeter, productivity improvements and cost controls.

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

FIFO operating profit was $670 million, or 2.65% of sales, for the second quarter of 2014, compared to $608 million, or 2.68% of sales, for the second quarter of 2013.  Retail fuel sales lower our FIFO operating profit rate due to the very low FIFO operating profit rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  FIFO operating profit, excluding fuel, was $559 million, or 2.74% of sales, for the second quarter of 2014, compared to $519 million, or 2.86% of sales, for the second quarter of 2013.  FIFO operating profit, as a percentage of sales excluding fuel, decreased 12 basis points in the second quarter of 2014, compared to the second quarter of 2013 primarily due to continued investments in lower prices for our customers, increases in workers compensation and general liability reserves and increases in credit card and incentive plan costs, as a percentage of sales, partially offset by the benefit of increased supermarket sales, the effect of our merger with Harris Teeter, productivity improvements and cost controls.

FIFO operating profit was $1.6 billion, or 2.79% of sales, for the first two quarters of 2014, compared to $1.5 billion, or 2.85% of sales, for the first two quarters of 2013.  Retail fuel sales lower our FIFO operating profit rate due to the very low FIFO operating profit rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  FIFO operating profit, excluding fuel and the pension plan agreements, was $1.6 billion, or 3.30% of sales, for the first two quarters of 2014, compared to $1.4 billion, or 3.30% of sales, for the first two quarters of 2013.  FIFO operating profit, as a percentage of sales excluding fuel and the pension plan agreements, remained flat for the first two quarters of 2014, compared to the first two quarters of 2013 primarily due to continued investments in lower prices for our customers, increased workers compensation and general liability reserves and increases in credit card and incentive plan costs, as a percentage of sales, partially offset by the benefit of increased supermarket sales, the effect of our merger with Harris Teeter, productivity improvements and cost controls.

The following table provides a reconciliation of operating profit to FIFO operating profit and FIFO operating profit, excluding fuel, for the second quarters and first two quarters of 2014 and 2013 ($ in millions):

	Second Quarter Ended				Two Quarters Ended
	August 16, 2014	2014 Percentage of Sales	August 17, 2013	2013 Percentage of Sales	August 16, 2014	2014 Percentage of Sales	August 17, 2013	2013 Percentage of Sales
Sales	$25,310		$22,686		$58,271		$52,683
Fuel sales	4,936		4,565		11,119		10,532

Sales excluding fuel	$20,374		$18,121		$47,152		$42,151

Operating profit	$644	2.54%	$595	2.62%	$1,574	2.70%	$1,474	2.80%
LIFO charge	26	0.10%	13	0.06%	54	0.09%	30	0.06%

FIFO operating profit	670	2.65%	608	2.68%	1,628	2.79%	1,504	2.85%
Fuel operating profit	111	2.25%	89	1.95%	161	1.45%	113	1.07%

FIFO operating profit excluding fuel	559	2.74%	519	2.86%	1,468	3.11%	1,391	3.30%
Adjusted item	—		—		87	0.18%	—

FIFO operating profit excluding fuel and adjusted item	$559	2.74%	$519	2.86%	$1,555	3.30%	$1,391	3.30%

Percentages may not sum due to rounding.

Interest Expense

Net interest expense was $112 million, or 0.44% of sales, in the second quarter of 2014 and $99 million, or 0.43% of total sales, in the second quarter of 2013.  For the first two quarters of 2014, net interest expense was $259 million, or 0.44% of total sales, in 2014 and $228 million, or 0.43% of total sales, in the first two quarters of 2013.  The increase in net interest expense for both the second quarter and the first two quarters of 2014, when compared to 2013, resulted primarily from an increase in net total debt, primarily due to financing the merger with Harris Teeter and repurchases of our outstanding common shares.

Income Taxes

Our effective income tax rate was 34.2% in the second quarter of 2014, compared to 35.5% for the second quarter of 2013.  Our effective income tax rate was 34.7% for the first two quarters of 2014, compared to 35.5% for the first two quarters of 2013.  The effective income tax rate for the second quarter of 2014 and the first two quarters of 2014 differed from the federal statutory rate primarily due to the utilization of tax credits and deductions, partially offset by the effect of state income taxes. The effective income tax rate for the second quarter of 2013 and the first two quarters of 2013 differed from the federal statutory rate primarily due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.8 billion of cash from operating activities during the first two quarters of 2014, compared to $2.6 billion in the first two quarters of 2013.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses, and changes in working capital.  The increase in cash from operating activities in 2014, compared to 2013, resulted primarily due to an increase in net earnings including noncontrolling interests and an increase in long-term liabilities, partially offset by changes in working capital.  Changes in working capital provided cash from operating activities of $698 million in the first two quarters of 2014 and $883 million in the first two quarters of 2013.  The decrease in cash provided by changes in working capital for the first two quarters of 2014, compared to the first two quarters of 2013, was primarily due to a decrease in the cash provided by store deposits in-transit, receivables and income taxes receivable and payable, partially offset by an increase in the cash provided by trade accounts payable.  Prepaid expenses decreased significantly from year-end 2014 and 2013 reflecting prepayments of certain employee benefits at year-end in each year.

Net cash used by investing activities

We used $1.3 billion of cash for investing activities during the first two quarters of 2014 compared to $1.1 billion during the first two quarters of 2013.  The amount of cash used for investing activities increased in the first two quarters of 2014 versus 2013, primarily due to increased payments for capital investments.

Net cash used by financing activities

We used $1.6 billion of cash for financing activities in the first two quarters of 2014 compared to $1.3 billion in the first two quarters of 2013.  The increase in the amount of cash used for financing activities for the first two quarters of 2014, compared to the first two quarters of 2013, resulted primarily due to an increase in repurchases of our outstanding common shares, offset partially by a decrease in payments on long-term debt, net payments on commercial paper and proceeds from issuance of long-term debt.  Proceeds from the issuance of capital stock resulted from exercises of employee stock options.

Debt Management

As of August 16, 2014, we maintained a $2,750 million (with the ability to increase by $750 million), unsecured revolving credit facility that, unless extended, terminates on June 30, 2019.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  In addition to the credit agreement, we maintained two uncommitted money market lines totaling $75 million in the aggregate.  The money market lines allow us to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of August 16, 2014, we had no borrowings under our credit agreement or money market lines.  As of August 16, 2014, we had $1.1 billion of outstanding commercial paper.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $10 million as of August 16, 2014.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive financial covenants.  As of August 16, 2014, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $3.3 billion to $11.2 billion as of the end of the second quarter of 2014, from $7.9 billion as of the end of the second quarter of 2013.  Total debt decreased $110 million as of the end of the second quarter of 2014, from $11.3 billion as of year-end 2013.  The increase as of the end of the second quarter of 2014, compared to the end of the second quarter of 2013, resulted from the issuance of (i) $500 million of senior notes bearing an interest rate of 3-month London Inter-Bank Offering Rate (“LIBOR”) plus 53 basis points, (ii) $300 million of senior notes bearing an interest rate of 1.2%, (iii) $500 million of senior notes bearing an interest rate of 2.3%, (iv) $700 million of senior notes bearing an interest rate of 3.3%, (v) $500 million of senior notes bearing an interest rate of 4.0% and (vi) an increase in commercial paper of $1.0 billion, offset partially by payments at maturity of $600 million of senior notes bearing an interest rate of 7.5%.  The increase in financing obligations was due to partially funding our merger with Harris Teeter, repurchasing outstanding common shares and refinancing our debt maturities in 2013.

Over the next twelve months, we anticipate refinancing approximately $300 million of debt maturing in the fourth quarter of fiscal year 2014.

Common Share Repurchase Program

During the second quarter of 2014, we invested $78 million to repurchase 1.6 million Kroger common shares at an average price of $48.32 per share.  For the first two quarters of 2014, we invested $1.2 billion to repurchase 27.4 million Kroger common shares at an average price of $44.64 per share.  These shares were reacquired under three separate share repurchase programs.  The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors on October 16, 2012.  The second is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on March 13, 2014, that replaced the first referenced program.  The third is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.

On June 26, 2014, we announced a new $500 million share repurchase program that was authorized by the Board of Directors, replacing the $1 billion that was authorized by the Board of Directors on March 13, 2014.  As of August 16, 2014, we have not made any repurchases under this program.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to be approximately $4.6 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the second quarter 2014.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.1 billion of commercial paper and $300 million of senior notes maturing in the next twelve months, which is included in the $4.6 billion in estimated liquidity needs.  The commercial paper matures in the third quarter of 2014 and the $300 million of senior notes mature in the fourth quarter of 2014.  Based on the current market environment, we expect to refinance this debt on favorable terms.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

CAPITAL INVESTMENTS

Capital investments, excluding acquisitions and the purchase of leased facilities, totaled $672 million for the second quarter of 2014 compared to $507 million for the second quarter of 2013.  Capital investments, excluding acquisitions and the purchase of leased facilities, totaled $1.4 billion in the first two quarters of 2014 and $1.1 billion in the first two quarters of 2013.  During the second quarter of 2014, capital investments for the purchase of leased facilities totaled $11 million compared to $13 million for the second quarter of 2013.  During the first two quarters of 2014, capital expenditures for the purchase of leased facilities totaled $28 million compared to $19 million for the first two quarters of 2013.  During the second quarter of 2014, we opened, acquired, expanded or relocated 9 food stores and also completed 54 minor and major within-the-wall remodels.  During the first two quarters of 2014, we opened, acquired, expanded or relocated 33 food stores and also completed 83 minor and major within-the-wall remodels.  Total food store square footage at the end of the second quarter of 2014 increased 8.2% from the end of the second quarter of 2013, primarily due to our merger with Harris Teeter.  Excluding mergers, acquisitions and operational closings, total food store square footage at the end of the second quarter of 2014 increased 1.7% over the end of the second quarter of 2013.

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

The following table provides a reconciliation of ROIC for the rolling four quarters on a 52 week basis ended August 16, 2014 and August 17, 2013 ($ in millions).  The numerator in the calculation for return on invested capital includes one-half of Harris Teeter’s operations in the rolling four quarters ended August 16, 2014.  The denominator includes the assets and liabilities of Harris Teeter for the second quarter of 2014.  Please refer to the “Outlook” section for more information on our expectations.

	Rolling Four Quarters Ended
	August 16, 2014	August 17, 2013
Return on Invested Capital
Numerator
Operating profit	$2,826	$2,890
53rd week operating profit adjustment	—	(99)
LIFO charge	77	4
Depreciation	1,822	1,674
Rent	668	625
53rd week rent adjustment	—	(12)
Adjustments for the UFCW consolidated pension plan liability and credit card settlement	—	(115)
Adjustments for the pension plan agreements	87	—
Other	16	—
Adjusted operating income adjusted on a 52 week basis	$5,496	$4,967

Denominator
Average total assets	$26,776	$23,999
Average taxes receivable (1)	(11)	(4)
Average LIFO reserve	1,140	1,126
Average accumulated depreciation (2)	15,745	14,747
Average trade accounts payable	(4,848)	(4,452)
Average accrued salaries and wages	(1,071)	(978)
Average other current liabilities (3)	(2,683)	(2,524)
Rent x 8	5,344	4,904
Average invested capital	$40,392	$36,818
Return on Invested Capital	13.6%	13.5%

(1)	As of August 16, 2014 and August 11, 2012, taxes receivable were $23 and $7, respectively. As of August 17, 2013, the Company did not have any taxes receivable.
(2)	As of August 16, 2014, August 17, 2013 and August 11, 2012, accumulated depreciation and amortization was $16,274, $15,216 and $14,277, respectively.
(3)

As of August 16, 2014, August 17, 2013 and August 11, 2012, other current liabilities included accrued income taxes of $30, $201 and $40, respectively. Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. This guidance will be effective in the first quarter of its fiscal year ending January 27, 2018. Early adoption is not permitted.  We are currently in the process of evaluating the effect of adoption of this ASU on our Consolidated Financial Statements.

OUTLOOK

This discussion and analysis contains certain forward-looking statements about Kroger’s future performance, including Harris Teeter.  These statements are based on management’s assumptions and beliefs in light of the information currently available to it.  Such statements are indicated by words such as “comfortable,” “committed,” “will,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” “plan,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

•                               We expect net earnings per diluted share in the range of $3.22-$3.28 for fiscal year 2014, excluding the pension plan agreements.

•                               In 2014, we expect net earnings per diluted share growth of 13 – 15%, plus the dividend, excluding the pension plan agreements and the 2013 adjusted items, partly due to the benefit of Harris Teeter.  Thereafter, we would expect to return to our 8 – 11% long-term growth rate, plus a dividend that we expect to increase over time.

•                               We expect identical supermarket sales growth, excluding fuel sales, of 3.5%-4.25% in fiscal year 2014.

•                               We expect full-year FIFO non-fuel operating margin for 2014, excluding the pension plan agreements, to expand slightly when compared to 2013, excluding the 2013 adjusted items.

•                               Excluding the 2014 and 2013 adjusted items, we expect our year-end ROIC, which will factor in a full year of increased capital investments and fully reflect Harris Teeter in our calculation, to show a slight decline compared to the end of fiscal 2013.

•                               For 2014, we expect our annualized LIFO charge to be approximately $100 million.

•                               For 2014, we expect interest expense to be approximately $485 million.

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

•                               For the third and fourth quarters of 2014, we expect our effective tax rate to be approximately 34% to 35%, excluding the resolution of benefits from certain tax items.

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

•                               In 2014, we will negotiate agreements with the UFCW for store associates in Toledo, Richmond/Hampton Roads, West Virginia, Arizona and Smith’s in New Mexico, and agreements with the Teamsters covering several distribution and manufacturing facilities.  These negotiations will be challenging, as we must have competitive cost structures in each market while meeting our associates’ needs for solid wages and good quality, affordable health care and retirement benefits.  Also, we must continue to address the underfunding of multi-employer pension plans.

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

•                               Our ability to achieve identical sales, earnings and cash flow goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that fuel costs have on consumer spending; volatility of fuel margins; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; the potential costs and risks associated with potential cyber-attacks or data security breaches; our ability to retain additional pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; natural disasters or adverse weather conditions; the success of our future growth plans; and the successful integration of Harris Teeter.  The extent to which the adjustments we are making to our strategy create value for our shareholders will depend primarily on the reaction of our customers and our competitors to these adjustments, as well as operating conditions, including inflation or deflation, increased competitive activity, and cautious spending behavior of our customers.  Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above.

•                               Our capital investments could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, if our logistics and technology or store projects are not completed on budget or within the time frame projected, or if economic conditions fail to improve, or worsen.

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

•                               Changes in our product mix may negatively affect certain financial indicators. For example, we continue to add supermarket fuel centers to our store base. Since gasoline generates low profit margins, we expect to see our FIFO gross margins decline as gasoline sales increase.

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

Item 4.         Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 16, 2014, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended August 16, 2014, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3) (in millions)
First four weeks
May 25, 2014 to June 21, 2014	839,091	$46.92	839,091	$—
Second four weeks
June 22, 2014 to July 19, 2014	1,108,131	$49.30	1,108,131	$500
Third four weeks
July 20, 2014 to August 16, 2014	497,130	$50.07	497,130	$500
Total	2,444,352	$48.64	2,444,352	$500

(1)                     The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The second quarter of 2014 contained three 28-day periods.

(2)                     Shares were repurchased under (i) a $1 billion share repurchase program, authorized by the Board of Directors and announced on March 13, 2014 and (ii) a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith.  The programs have no expiration date but may be terminated by the Board of Directors at any time.  Total shares purchased include shares that were surrendered to the Company by participants under the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

(3)                     The amounts shown in this column for the first four weeks of the quarter reflect amounts remaining under the $1 billion share repurchase program referenced in clause (i) of Note 2 above.  The amounts shown in this column for the second and third four weeks of the quarter reflect amounts remaining under the $500 million share repurchase program authorized by the Board of Directors and announced on June 26, 2014.  Amounts to be invested under the program utilizing option exercise proceeds are dependent upon option exercise activity.

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

EXHIBIT 10.1*	-	Form of Performance Unit Agreement Under Long-Term Incentive Plans, filed herewith.

EXHIBIT 10.2	-

Amended and Restated Credit Agreement dated as of June 30, 2014, among the Kroger Co., the initial lenders named therein, and Bank of America, N.A. as an Issuing Bank and as a co-administrative agent and paying agent, Wells Fargo Bank National Association, as an Issuing Bank and as a co-administrative agent, Citibank, N.A., as syndication agent, and Royal Bank of Scotland plc and U.S. Bank National Association, as co-documentation agents, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014.

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

THE KROGER CO.

Dated: September 23, 2014	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chief Executive Officer

Dated: September 23, 2014	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010.

Exhibit 3.2 -	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007.

Exhibit 4.1 -

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the Commission upon request.

Exhibit 10.1* -	Form of Performance Unit Agreement Under Long-Term Incentive Plans, filed herewith.

Exhibit 10.2 -

Amended and Restated Credit Agreement dated as of June 30, 2014, among the Kroger Co., the initial lenders named therein, and Bank of America, N.A. as an Issuing Bank and as a co-administrative agent and paying agent, Wells Fargo Bank National Association, as an Issuing Bank and as a co-administrative agent, Citibank, N.A., as syndication agent, and Royal Bank of Scotland plc and U.S. Bank National Association, as co-documentation agents, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014.

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