Form 10-Q
period 2014-11-08
KROGER CO
filed 2014-12-16
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 8, 2014

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

There were 491,324,396 shares of Common Stock ($1 par value) outstanding as of December 12, 2014.

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 8, 2014	November 9, 2013	November 8, 2014	November 9, 2013
Sales	$24,987	$22,470	$83,258	$75,153
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	19,764	17,866	65,965	59,741
Operating, general and administrative	3,954	3,537	13,042	11,638
Rent	162	138	545	466
Depreciation and amortization	456	395	1,481	1,301

Operating profit	651	534	2,225	2,007
Interest expense	114	108	373	336

Earnings before income tax expense	537	426	1,852	1,671
Income tax expense	172	125	628	567

Net earnings including noncontrolling interests	365	301	1,224	1,104
Net earnings attributable to noncontrolling interests	3	2	14	7

Net earnings attributable to The Kroger Co.	$362	$299	$1,210	$1,097

Net earnings attributable to The Kroger Co. per basic common share	$0.74	$0.58	$2.44	$2.11

Average number of common shares used in basic calculation	486	515	492	515

Net earnings attributable to The Kroger Co. per diluted common share	$0.73	$0.57	$2.41	$2.09

Average number of common shares used in diluted calculation	492	521	498	521

Dividends declared per common share	$0.185	$0.165	$0.515	$0.465

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions and unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 8, 2014	November 9, 2013	November 8, 2014	November 9, 2013
Net earnings including noncontrolling interests	$365	$301	$1,224	$1,104

Other comprehensive income
Unrealized gain and loss on available for sale securities, net of income tax(1)	5	(1)	7	3
Amortization of amounts included in net periodic pension expense, net of income tax(2)	5	14	18	47
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	4	(2)	4	(11)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	—	—	—	1

Total other comprehensive income	14	11	29	40

Comprehensive income	379	312	1,253	1,144
Comprehensive income attributable to noncontrolling interests	3	2	14	7
Comprehensive income attributable to The Kroger Co.	$376	$310	$1,239	$1,137

(1)              Amount is net of tax of $4 for the third quarter of 2014.  Amount is net of tax of $4 for the first three quarters of 2014 and $2 for the first three quarters of 2013.

(2)              Amount is net of tax of $3 for the third quarter of 2014 and $9 for the third quarter of 2013.  Amount is net of tax of $11 for the first three quarters of 2014 and $29 for the first three quarters of 2013.

(3)              Amount is net of tax of $2 for the third quarter of 2014 and $(3) for the third quarter of 2013.  Amount is net of tax of $2 for the first three quarters of 2014 and $(8) for the first three quarters of 2013.

(4)              Amount is net of tax of $1 for the third quarter and the first three quarters of 2013.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	November 8,	February 1,
	2014	2014
ASSETS
Current assets
Cash and temporary cash investments	$264	$401
Store deposits in-transit	942	958
Receivables	1,154	1,116
FIFO inventory	7,366	6,801
LIFO reserve	(1,236)	(1,150)
Prepaid and other current assets	396	704
Total current assets	8,886	8,830

Property, plant and equipment, net	17,586	16,893
Intangibles, net	766	702
Goodwill	2,295	2,135
Other assets	689	721

Total Assets	$30,222	$29,281

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,801	$1,657
Trade accounts payable	5,400	4,881
Accrued salaries and wages	1,195	1,150
Deferred income taxes	248	248
Other current liabilities	3,036	2,769
Total current liabilities	11,680	10,705

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	9,736	9,654
Adjustment to reflect fair-value interest rate hedges	(1)	(1)
Long-term debt including obligations under capital leases and financing obligations	9,735	9,653

Deferred income taxes	1,256	1,381
Pension and postretirement benefit obligations	903	901
Other long-term liabilities	1,304	1,246

Total Liabilities	24,878	23,886

Commitments and contingencies (see Note 9)

SHAREOWNERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 1,000 shares authorized; 959 shares issued in 2014 and 2013	959	959
Additional paid-in capital	3,652	3,549
Accumulated other comprehensive loss	(435)	(464)
Accumulated earnings	11,940	10,981
Common shares in treasury, at cost, 473 shares in 2014 and 451 shares in 2013	(10,797)	(9,641)

Total Shareowners’ Equity - The Kroger Co.	5,319	5,384
Noncontrolling interests	25	11

Total Equity	5,344	5,395

Total Liabilities and Equity	$30,222	$29,281

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Three Quarters Ended
	November 8, 2014	November 9, 2013
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,224	$1,104
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,481	1,301
LIFO charge	138	42
Stock-based employee compensation	115	78
Expense for Company-sponsored pension plans	30	57
Deferred income taxes	(139)	21
Other	75	62
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	19	74
Receivables	(28)	5
Inventories	(580)	(524)
Prepaid and other current assets	302	262
Trade accounts payable	569	402
Accrued expenses	252	142
Income taxes receivable and payable	(32)	11
Other	43	(120)

Net cash provided by operating activities	3,469	2,917

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,070)	(1,786)
Proceeds from sale of assets	24	15
Payments for acquisitions	(252)	—
Other	—	(47)

Net cash used by investing activities	(2,298)	(1,818)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	552	1,025
Dividends paid	(247)	(233)
Payments on long-term debt	(38)	(431)
Net payments on commercial paper	(355)	(1,220)
Excess tax benefits on stock-based awards	39	24
Proceeds from issuance of capital stock	84	186
Treasury stock purchases	(1,250)	(384)
Net increase (decrease) in book overdrafts	(85)	56
Other	(8)	(16)

Net cash used by financing activities	(1,308)	(993)

Net increase (decrease) in cash and temporary cash investments	(137)	106

Cash and temporary cash investments:
Beginning of year	401	238
End of quarter	$264	$344

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,070)	$(1,786)
Payments for lease buyouts	43	108
Changes in construction-in-progress payables	(35)	(110)
Total capital investments, excluding lease buyouts	$(2,062)	$(1,788)

Disclosure of cash flow information:
Cash paid during the year for interest	$373	$308
Cash paid during the year for income taxes	$786	$489

The accompanying Notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at February 2, 2013	959	$959	$3,451	445	$(9,237)	$(753)	$9,787	$7	$4,214
Issuance of common stock:
Stock options exercised	—	—	—	(8)	186	—	—	—	186
Restricted stock issued	—	—	(58)	(2)	26	—	—	—	(32)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	3	(126)	—	—	—	(126)
Stock options exchanged	—	—	—	7	(258)	—	—	—	(258)
Share-based employee compensation	—	—	78	—	—	—	—	—	78
Other comprehensive gain net of income tax of $24	—	—	—	—	—	40	—	—	40
Other	—	—	42	—	(17)	—	—	(8)	17
Cash dividends declared ($0.465 per common share)	—	—	—	—	—	—	(233)	—	(233)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,097	7	1,104

Balances at November 9, 2013	959	$959	$3,513	445	$(9,426)	$(713)	$10,651	$6	$4,990

Balances at February 1, 2014	959	$959	$3,549	451	$(9,641)	$(464)	$10,981	$11	$5,395
Issuance of common stock:
Stock options exercised	—	—	—	(4)	84	—	—	—	84
Restricted stock issued	—	—	(84)	(2)	38	—	—	—	(46)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	25	(1,129)	—	—	—	(1,129)
Stock options exchanged	—	—	—	3	(121)	—	—	—	(121)
Share-based employee compensation	—	—	115	—	—	—	—	—	115
Other comprehensive gain net of income tax of $17	—	—	—	—	—	29	—	—	29
Other	—	—	72	—	(28)	—	—	—	44
Cash dividends declared ($0.515 per common share)	—	—	—	—	—	—	(251)	—	(251)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,210	14	1,224

Balances at November 8, 2014	959	$959	$3,652	473	$(10,797)	$(435)	$11,940	$25	$5,344

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

1.              ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries, and the Variable Interest Entities (“VIEs”) in which the Company is the primary beneficiary.  The February 1, 2014 Consolidated Balance Sheet was derived from audited financial statements but the accompanying notes do not include all disclosures required by generally accepted accounting principles (“GAAP”) due to certain disclosures not changing significantly from the filing of our annual report on form 10-K for the last fiscal year.  Significant intercompany transactions and balances have been eliminated.  References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.  The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations.  Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of The Kroger Co. for the fiscal year ended February 1, 2014.

The unaudited information in the Consolidated Financial Statements for the third quarter and the three quarters ended November 8, 2014 and November 9, 2013, includes the results of operations of the Company for the 12 and 40-week periods then ended.

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

2.              MERGERS

On January 28, 2014, the Company closed its merger with Harris Teeter Supermarkets, Inc. (“Harris Teeter”) and there have not been any changes in the Company’s preliminary purchase price allocation in the first three quarters of 2014.

As of November 8, 2014, the fair value step up adjustment to Harris Teeter inventory as of the merger date is recorded in the LIFO reserve.  This resulted in a $52 decrease in LIFO reserve.

On August 18, 2014, the Company closed its merger with Vitacost.com, Inc. (“Vitacost.com”) by purchasing 100% of the Vitacost.com outstanding common stock for $8.00 per share or $287.  Vitacost.com is a leading online retailer of health and wellness products, which are sold directly to consumers through the website vitacost.com.  This merger affords the Company access to Vitacost.com’s extensive e-commerce platform, which can be combined with the Company’s customer insights and loyal customer base, to create new levels of personalization and convenience for customers.  The merger was accounted for under the purchase method of accounting and was financed through the issuance of commercial paper (see Note 4).  In a business combination, the purchase price is allocated to assets acquired and liabilities assumed based on their fair values, with any excess of purchase price over fair value recognized as goodwill. In addition to recognizing the assets and liabilities on the acquired company’s balance sheet, the Company reviews supply contracts, leases, financial instruments, employment agreements and other significant agreements to identify potential assets or liabilities that require recognition in connection with the application of acquisition accounting under ASC 805. Intangible assets are recognized apart from goodwill when the asset arises from contractual or other legal rights, or are separable from the acquired entity such that they may be sold, transferred, licensed, rented or exchanged either on a standalone basis or in combination with a related contract, asset or liability.

Pending finalization of the Company’s valuation and other items, the following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as part of the merger with Vitacost.com:

August 18,
2014
ASSETS
Total current assets	$79

Property, plant and equipment	28
Intangibles	81

Total Assets, excluding Goodwill	188

LIABILITIES
Total current liabilities	(54)

Deferred income taxes	(7)

Total Liabilities	(61)

Total Identifiable Net Assets	127
Goodwill	160
Total Purchase Price	$287

Of the $81 allocated to intangible assets, the Company recorded $49, $26 and $6 related to customer relationships, technology and the trade name, respectively.  The Company will amortize the technology and the trade name, using the straight line method, over 10 and three years, respectively, while the customer relationships will be amortized over five years using the declining balance method.  The goodwill recorded as part of the merger was attributable to the assembled workforce of Vitacost.com and operational synergies expected from the merger, as well as any intangible assets that did not qualify for separate recognition.  The transaction was treated as a stock purchase for income tax purposes.  The assets acquired and liabilities assumed as part of the merger did not result in a step up of the tax basis and goodwill is not expected to be deductible for tax purposes.  The above amounts represent the preliminary allocation of the purchase price, and are subject to revision when the resulting valuations of property and intangible assets are finalized, which will occur prior to August 18, 2015.  The revenue and earnings of Vitacost.com since August 18, 2014 were not material.

Pro forma results of operations, assuming the Harris Teeter transaction had taken place at the beginning of 2012 and the Vitacost.com transaction had taken place at the beginning of 2013, are included in the following table.  The pro forma information includes historical results of operations of Harris Teeter and Vitacost.com and adjustments for interest expense that would have been incurred due to financing the mergers, depreciation and amortization of the assets acquired and excludes the pre-merger transaction related expenses incurred by Harris Teeter, Vitacost.com and the Company.  The pro forma information does not include efficiencies, cost reductions, synergies or investments in lower prices for our customers expected to result from the mergers.  The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the Harris Teeter merger been completed at the beginning of 2012 or the Vitacost.com merger completed at the beginning of 2013.

	Third Quarter Ended		Three Quarters Ended
	November 8, 2014	November 9, 2013	November 8, 2014	November 9, 2013
Sales	$24,987	$23,670	$83,480	$79,005
Net earnings including noncontrolling interests	365	313	1,212	1,154
Net earnings attributable to noncontrolling interests	3	2	14	7

Net earnings attributable to The Kroger Co.	$362	$311	$1,198	$1,147

3.              STOCK OPTION PLANS

The Company recognized total share-based compensation of $39 and $31 in the third quarters ended November 8, 2014 and November 9, 2013, respectively.  The Company recognized total share-based compensation of $115 and $78 in the first three quarters of 2014 and 2013, respectively.  These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

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

Stock options granted in the first three quarters of 2014 expire 10 years from the date of grant and vest between one year and five years from the date of grant. Restricted stock awards granted in the first three quarters of 2014 have restrictions that lapse between one year and five years from the date of the awards.  All grants and awards become immediately exercisable, in the case of options, and restrictions lapse, in the case of restricted stock, upon certain changes in control of the Company.

Changes in equity awards outstanding under the plans are summarized below.

Stock Options

	Shares subject to option	Weighted-average exercise price
Outstanding, February 1, 2014	21.7	$25.66
Granted	4.1	$49.23
Exercised	(4.2)	$22.90
Canceled or Expired	(0.3)	$30.43

Outstanding, November 8, 2014	21.3	$30.74

Restricted Stock

	Restricted shares outstanding	Weighted-average grant-date fair value
Outstanding, February 1, 2014	4.8	$32.31
Granted	3.0	$49.11
Vested	(2.4)	$32.86
Forfeited	(0.2)	$36.46

Outstanding, November 8, 2014	5.2	$41.45

The weighted-average grant date fair value of stock options granted during the first three quarters of 2014 and 2013, was $11.96 and $8.97, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s share price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.  The increase in the fair value of the stock options granted during the first three quarters of 2014, compared to the first three quarters of 2013, resulted primarily from an increase in the Company’s share price, which decreased the expected dividend yield, and an increase in the weighted average risk-free interest rate.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2014	2013
Risk-free interest rate	2.06%	1.87%
Expected dividend yield	1.51%	1.82%
Expected volatility	25.29%	26.34%
Expected term	6.6 Years	6.8 Years

4.              DEBT OBLIGATIONS

Long-term debt consists of:

	November 8,	February 1,
	2014	2014
0.76% to 8.00% Senior Notes due through 2043	$9,583	$9,083
5.00% to 12.75% Mortgages due in varying amounts through 2034	59	64
0.27% to 0.28% Commercial paper borrowings due through November 2014	895	1,250
Other	431	383

Total debt, excluding capital leases and financing obligations	10,968	10,780

Less current portion	(1,756)	(1,616)

Total long-term debt, excluding capital leases and financing obligations	$9,212	$9,164

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

In the third quarter of 2014, the Company issued $500 of senior notes due in fiscal year 2021 bearing an interest rate of 2.95%.

5.              BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the third quarters of 2014 and 2013.

	Third Quarter Ended
	Pension Benefits		Other Benefits
	November 8, 2014	November 9, 2013	November 8, 2014	November 9, 2013
Components of net periodic benefit cost:
Service cost	$14	$10	$3	$4
Interest cost	41	35	3	3
Expected return on plan assets	(56)	(52)	—	—
Amortization of:
Prior service cost	—	—	(1)	(1)
Actuarial loss	11	24	(2)	—

Net periodic benefit cost	$10	$17	$3	$6

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first three quarters of 2014 and 2013.

	Three Quarters Ended
	Pension Benefits		Other Benefits
	November 8, 2014	November 9, 2013	November 8, 2014	November 9, 2013
Components of net periodic benefit cost:
Service cost	$38	$33	$9	$13
Interest cost	139	118	10	12
Expected return on plan assets	(186)	(173)	—	—
Amortization of:
Prior service cost	—	—	(5)	(3)
Actuarial loss	39	79	(5)	—

Net periodic benefit cost	$30	$57	$9	$22

The Company is not required and does not expect to make any contributions to the Company-sponsored defined benefit pension plans in 2014.

The Company contributed $144 and $115 to employee 401(k) retirement savings accounts in the first three quarters of 2014 and 2013, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded.

During the first quarter of 2014, the Company incurred a charge of $56 (after-tax) due to commitments and withdrawal liabilities arising from the restructuring of certain pension plan agreements.

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

	Third Quarter Ended			Third Quarter Ended
	November 8, 2014			November 9, 2013
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$358	486	$0.74	$297	515	$0.58
Dilutive effect of stock options		6			6

Net earnings attributable to The Kroger Co. per diluted common share	$358	492	$0.73	$297	521	$0.57

	Three Quarters Ended			Three Quarters Ended
	November 8, 2014			November 9, 2013
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,198	492	$2.44	$1,088	515	$2.11
Dilutive effect of stock options		6			6

Net earnings attributable to The Kroger Co. per diluted common share	$1,198	498	$2.41	$1,088	521	$2.09

The Company had combined undistributed and distributed earnings to participating securities totaling $4 in the third quarter of 2014 and $2 in the third quarter of 2013.  For the first three quarters of 2014 and 2013, the Company had combined undistributed and distributed earnings to participating securities of $12 and $9, respectively.

The Company had options outstanding for approximately 4 shares during the third quarters of 2014 and 2013, which were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.  The Company had options outstanding for approximately 2 shares in the first three quarters of 2014 and 2013 that were excluded from the computations of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of the hedged items.  If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company will discontinue hedge accounting prospectively.

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

Cash Flow Forward-Starting Interest Rate Swaps

As of November 8, 2014, the Company had three forward-starting interest rate swap agreements with maturity dates of October 2015 with an aggregate notional amount totaling $225 and five forward-starting interest rate swap agreements with maturity dates of August 2017 with an aggregate notional amount totaling $300.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The Company entered into these forward-starting interest rate swaps in the third quarter of 2014 in order to lock in fixed interest rates on its forecasted issuances of debt in October 2015 and August 2017.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of November 8, 2014, the fair value of the interest rate swaps was recorded in other assets for $6 and accumulated other comprehensive income (“AOCI”) for $4 net of tax.

As of February 1, 2014, the Company did not maintain any forward-starting interest rate swap agreements.

11.       FAIR VALUE MEASUREMENTS

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

For items carried at (or adjusted to) fair value in the Consolidated Financial Statements, the following tables summarize the fair value of these instruments at November 8, 2014 and February 1, 2014:

November 8, 2014 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities	$47	$—	$—	$47
Available-for-Sale Securities	39	—	—	39
Warrants	—	27	—	27
Long-Lived Assets	—	—	13	13
Interest Rate Hedges	—	(2)	—	(2)
Total	$86	$25	$13	$124

The table above includes Harris Teeter assets at fair value as of November 8, 2014.

February 1, 2014 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$36	$—	$—	$36
Warrants	—	16	—	16
Long-Lived Assets	—	—	29	29
Interest Rate Hedges	—	(2)	—	(2)
Total	$36	$14	$29	$79

In the first three quarters of 2014, unrealized gains on the Level 1 available-for-sale securities totaled $11.

The Company values warrants using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model is classified as a Level 2 input.

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets, and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 3 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for further discussion of the Company’s policies regarding the valuation of long-lived assets and store lease exit costs.  For the first three quarters of 2014, long-lived assets with a carrying amount of $42 were written down to their fair value of $13 resulting in an impairment charge of $29.  For the first three quarters of 2013, long-lived assets with a carrying amount of $48 were written down to their fair value of $18 resulting in an impairment charge of $30.  In fiscal year 2013, long-lived assets with a carrying amount of $68 were written down to their fair value of $29, resulting in an impairment charge of $39.

Mergers are accounted for using the acquisition method of accounting, which requires that the purchase price paid for an acquisition be allocated to the assets and liabilities acquired based on their estimated fair values as of the effective date of the acquisition, with the excess of the purchase price over the net assets being recorded as goodwill.  See Note 2 for further discussion related to our merger with Vitacost.com.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based on the net present value of the future cash flow using the forward interest rate yield curve in effect at November 8, 2014 and February 1, 2014, which is a Level 2 measurement technique.  At November 8, 2014, the fair value of total debt was $11,978 compared to a carrying value of $10,968.  At February 1, 2014, the fair value of total debt was $11,547 compared to a carrying value of $10,780.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Other Assets

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At November 8, 2014 and February 1, 2014, the carrying and fair value of long-term investments for which fair value is determinable was $123 and $51, respectively.  The increase in fair value of long-term investments for which fair value is determinable is mainly due to the Company’s merger with Harris Teeter.  At November 8, 2014 and February 1, 2014, the carrying value of notes receivable for which fair value is determinable was $101 and $87, respectively.

12.       OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first three quarters of 2013 and 2014:

	Cash Flow Hedging Activities(1)	Available for sale Securities(1)	Pension and Postretirement Defined Benefit Plans(1)	Total(1)
Balance at February 2, 2013	$(14)	$7	$(746)	$(753)
OCI before reclassifications(2)	(11)	3	—	(8)
Amounts reclassified out of AOCI	1	—	47	48
Net current-period OCI	(10)	3	47	40
Balance at November 9, 2013	$(24)	$10	$(699)	$(713)

Balance at February 1, 2014	$(25)	$12	$(451)	$(464)
OCI before reclassifications(2)	4	7	—	11
Amounts reclassified out of AOCI	—	—	18	18
Net current-period OCI	4	7	18	29
Balance at November 8, 2014	$(21)	$19	$(433)	$(435)

(1)	All amounts are net of tax.
(2)

Net of tax of $(8) and $2 for cash flow hedging activities and available for sale securities, respectively, for the first three quarters of 2013. Net of tax of $2 and $4 for cash flow hedging activities and available for sale securities, respectively, for the first three quarters of 2014.

The following table represents the items reclassified out of AOCI and the related tax effects for the third quarter and first three quarters of 2014 and 2013:

	Third Quarter Ended		Three Quarters Ended
	November 8, 2014	November 9, 2013	November 8, 2014	November 9, 2013
Gains on cash flow hedging activities
Amortization of unrealized gains and losses on cash flow hedging activities(1)	$—	$1	$—	$2
Tax expense	—	(1)	—	(1)
Net of tax	—	—	—	1

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(2)	8	23	29	76
Tax expense	(3)	(9)	(11)	(29)
Net of tax	5	14	18	47
Total reclassifications, net of tax	$5	$14	$18	$48

(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into merchandise costs and operating, general and administrative expense. These components are included in the computation of net periodic pension expense (see Note 5).

13.       INCOME TAXES

The effective income tax rate was 32.0% in the third quarter of 2014, compared to 29.3% for the third quarter of 2013.  The effective income tax rate was 33.9% for both the first three quarters of 2014 and 2013.  The effective income tax rate for the third quarter and first three quarters of 2014 differed from the federal statutory rate primarily due to the benefit from favorable settlements of certain state tax items and the utilization of tax credits and deductions, partially offset by the effect of state income taxes.  The effective tax rate for the third quarter and first three quarters of 2013 differed from the federal statutory rate primarily due to the utilization of tax credits and deductions, offset by the effect of state income taxes.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements in Part I of this quarterly report, as well as our annual report on Form 10-K for the last fiscal year.  Certain statements contained herein may contain forward looking statements.  Please refer to the “Outlook” section for more information on our expectations.

OVERVIEW

Third quarter 2014 total sales were $25.0 billion compared with $22.5 billion for the same period of 2013.  This increase was attributable to increased sales due to our merger with Harris Teeter Supermarkets, Inc. (“Harris Teeter”), which closed on January 28, 2014, identical supermarket sales increases and increased fuel gallon sales, offset partially by a decrease in the average retail fuel price.  Identical supermarket sales without fuel increased 5.6% in the third quarter of 2014, compared to the third quarter of 2013, primarily due to an increase in the number of households shopping with us, an increase in visits per household and product cost inflation.  Every supermarket store department and operating division had positive identical sales.  This marks our 44th consecutive quarter of positive identical supermarket sales growth.  Total sales for the first three quarters of 2014 were $83.3 billion compared to $75.2 billion for the same period of 2013.  This increase was attributable to our merger with Harris Teeter, identical supermarket sales increases and increased fuel gallon sales, offset partially by a decrease in the average retail fuel price.  Identical supermarket sales without fuel increased 5.0% in the first three quarters of 2014, compared to the same period in 2013, primarily due to an increase in the number of households shopping with us, an increase in visits per household and product cost inflation.  Our Customer 1st strategy continues to deliver solid results.

For the third quarter of 2014, net earnings totaled $362 million, or $0.73 per diluted share, compared to $299 million, or $0.57 per diluted share for the same period of 2013.  Net earnings for the third quarter of 2014 includes a $17 million benefit from certain tax items (“Third Quarter 2014 Adjusted Items”).  Net earnings for the third quarter of 2013 includes a net $23 million adjustment for benefits from certain tax items ($25 million), offset partially by an after-tax increase of $2 million ($1 million in interest and $1 million in operating, general and administrative expenses) in expenses related to our merger with Harris Teeter (“Third Quarter 2013 Adjusted Items”).  Excluding the Third Quarter 2014 Adjusted Items, adjusted net earnings for third quarter 2014 totaled $345 million, or $0.69 per diluted share, compared to adjusted net earnings for the third quarter of 2013 of $276 million, or $0.53 per diluted share, which excludes the Third Quarter 2013 Adjusted Items.  We believe the adjusted net earnings per diluted share figure presents a more accurate quarter-over-quarter and year-over-year comparison for our financial results because the adjusted items were not the result of our normal operations.  The increase in adjusted net earnings for the third quarter of 2014, compared to the third quarter of 2013, resulted primarily from an increase in non-fuel First-In, First Out (“FIFO”) operating profit and an increase in earnings from our fuel operations, offset partially by increases in the Last-in, First-out (“LIFO”) charge, tax expense and interest expense.

For the first three quarters of 2014, net earnings totaled $1.2 billion, or $2.41 per diluted share, compared to $1.1 billion, or $2.09 per diluted share for the same period of 2013.  Net earnings for the first three quarters of 2014 include a net $39 million adjustment for a $87 million ($56 million after-tax) charge to operating, general and administrative expenses due to the commitments and withdrawal liabilities arising from the restructuring of certain pension plan agreements to help stabilize associates’ future pension, offset partially by the benefits from certain tax items ($17 million) (“2014 Adjusted Items”).  The net earnings for the first three quarters of 2013 include a net $14 million adjustment for benefits from certain tax items ($19 million), offset partially by the after-tax effect of $5 million (including $3 million in interest and $2 million in operating, general and administrative expenses) in expenses related to our merger with Harris Teeter (“2013 Adjusted Items”).  The 2013 Adjusted Items are less than the Third Quarter 2013 Adjusted Items due to an adjustment made during the third quarter of 2013 for certain tax items that relate to the expected tax rate for the full year of 2013, offset partially by the increase in the full year expenses related to the Harris Teeter merger.  Excluding the 2014 Adjusted Items, adjusted net earnings for the first three quarters of 2014 totaled $1.2 billion, or $2.48 per diluted share, compared to adjusted net earnings for the first three quarters of 2013 of $1.1 billion, or $2.06 per diluted share, which excludes the 2013 Adjusted Items.  The increase in adjusted net earnings for the first three quarters of 2014, compared to the first three quarters of 2013, resulted primarily from an increase in non-fuel FIFO operating profit and an increase in earnings from our fuel operations, offset partially by increases in the LIFO charge, tax expense and interest expense.

Based on the strength of our results for the first three quarters of 2014, we have increased both the lower and upper ranges of our guidance for adjusted net earnings per diluted share and identical supermarket sales for fiscal year 2014.  Please refer to the “Outlook” section for more information on our expectations.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $362 million for the third quarter of 2014, an increase of 21.1% from net earnings of $299 million for the third quarter of 2013.  Adjusted net earnings for the third quarter of 2014 totaled $345, excluding the Third Quarter 2014 Adjusted Items, an increase of 25.0% from adjusted net earnings of $276 million for the third quarter of 2013, excluding the Third Quarter 2013 Adjusted Items.  The increase in our adjusted net earnings for the third quarter of 2014, compared to adjusted net earnings for the third quarter of 2013, resulted primarily from an increase in non-fuel FIFO operating profit and an increase in earnings from our fuel operations, offset partially by increases in the LIFO charge, tax expense and interest expense.  The increase in non-fuel FIFO operating profit for the third quarter of 2014, compared to the third quarter of 2013, resulted primarily from the benefit of increased supermarket sales, the merger with Harris Teeter, productivity improvements, cost controls and a decrease in company sponsored benefit plan costs, offset partially by continued investments in lower prices for our customers and increases in credit card fees and incentive plan costs.  The increase in net earnings from our fuel operations for the third quarter of 2014, compared to the third quarter of 2013, resulted primarily from a $0.06 increase in the average margin per gallon of fuel sold and a 5.0% increase in fuel gallons sold.

Net earnings totaled $1.2 billion for the first three quarters of 2014, an increase of 10.3% from net earnings of $1.1 billion for the first three quarters of 2013.  Adjusted net earnings for the first three quarters of 2014 totaled $1.2 billion, excluding the 2014 Adjusted Items, an increase of 15.3% from adjusted net earnings of $1.1 billion for the first three quarters of 2013, excluding the 2013 Adjusted Items.  The increase in adjusted net earnings for the first three quarters of 2014, compared to the same period in 2013, resulted primarily from an increase in non-fuel FIFO operating profit and an increase in earnings from our fuel operations, offset partially by increases in the LIFO charge, tax expense and interest expense.  The increase in non-fuel FIFO operating profit for the first three quarters of 2014, compared to the same period in 2013, resulted primarily from the benefit of increased supermarket sales, the merger with Harris Teeter, productivity improvements, cost controls and a decrease in company sponsored benefit plan costs, offset partially by continued investments in lower prices for our customers, increases in the workers compensation and general liability reserves and increases in credit card fees and incentive plan costs.  The increase in net earnings from our fuel operations for the first three quarters of 2014, compared to the first three quarters of 2013, resulted primarily from a $0.03 increase in the average margin per gallon of fuel sold and a 5.9% increase in fuel gallons sold.

Net earnings of $0.73 per diluted share for the third quarter of 2014 represented an increase of 28.1% over net earnings of $0.57 per diluted share for the third quarter of 2013.  Adjusted net earnings for the third quarter of 2014 of $0.69 per diluted share, excluding the Third Quarter 2014 Adjusted Items, represented an increase of 30.2% over adjusted net earnings of $0.53 per diluted share for the third quarter of 2013, excluding the Third Quarter 2013 Adjusted Items.  Net earnings per diluted share increased in the third quarter of 2014, compared to the third quarter of 2013, due to increased net earnings and the repurchase of common shares resulting in a lower weighted average shares outstanding.

Net earnings of $2.41 per diluted share for the first three quarters of 2014 represented an increase of 15.3% over net earnings of $2.09 per diluted share for the first three quarters of 2013.  Adjusted net earnings for the first three quarters of 2014 of $2.48 per diluted share, excluding the 2014 Adjusted Items, represented an increase of 20.4% over adjusted net earnings of $2.06 per diluted share for the first three quarters of 2013, excluding the 2013 Adjusted Items.  Adjusted net earnings per diluted share increased in the first three quarters of 2014, compared to the first three quarters of 2013, due to increased net earnings and the repurchase of common shares resulting in a lower weighted average shares outstanding.

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

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to net earnings attributable to The Kroger Co. excluding the adjusted items and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to net earnings attributable to The Kroger Co. per diluted common share excluding the adjusted items, for the third quarters and the first three quarters of 2014 and 2013 ($ in millions):

	Third Quarter Ended		Three Quarters Ended
	November 8, 2014	November 9, 2013	November 8, 2014	November 9, 2013
Net earnings attributable to The Kroger Co.	$362	$299	$1,210	$1,097
Benefits from certain tax items(1)	(17)	—	(17)	—
Adjustment for pension plan agreements(1)(2)	—	—	56	—
Benefits from certain tax items offset by Harris Teeter merger expenses(1)	—	(23)	—	(14)

Net earnings attributable to The Kroger Co. excluding the adjustment items above	$345	$276	$1,249	$1,083

Net earnings attributable to The Kroger Co. per diluted common share	$0.73	$0.57	$2.41	$2.09
Benefits from certain tax items(3)	(0.04)	—	(0.04)	—
Adjustment for pension plan agreements(3)	—	—	0.11	—
Benefits from certain tax items offset by Harris Teeter merger expenses(3)	—	(0.04)	—	(0.03)

Net earnings attributable to The Kroger Co. per diluted common share excluding the adjustment item above	$0.69	$0.53	$2.48	$2.06

Average number of common shares used in diluted calculation	492	521	498	521

(1)                   The amounts presented represent the after-tax effect of the adjustment.

(2)                   The pre-tax adjustment for the pension plan agreements was $87.

(3)                   The amounts presented represent the net earnings per diluted common share effect of the adjustment.

Sales

Total Sales

($ in millions)

	Third Quarter Ended				Three Quarters Ended
	November 8, 2014	Percentage Change	November 9, 2013	Percentage Change(2)	November 8, 2014	Percentage Change	November 9, 2013	Percentage Change(3)
Total supermarket sales without fuel	$19,719	13.1%	$17,439	4.5%	$65,206	12.2%	$58,132	3.9%
Fuel sales	4,454	1.1%	4,404	(2.6)%	15,573	4.3%	14,936	2.0%
Other sales(1)	814	29.8%	627	9.8%	2,479	18.9%	2,085	10.4%

Total sales	$24,987	11.2%	$22,470	3.2%	$83,258	10.8%	$75,153	3.7%

(1)                    Other sales primarily relate to sales by convenience stores, excluding fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; in-store health clinics; and online sales by Vitacost.com.

(2)                    This column represents the percentage change in the third quarter of 2013, compared to the third quarter of 2012.

(3)                    This column represents the percentage increase in the first three quarters of 2013, compared to the first three quarters of 2012.

The increase in total sales and total supermarket sales without fuel for the third quarter of 2014, compared to the third quarter of 2013, was primarily due to our merger with Harris Teeter, which closed on January 28, 2014, and an increase in identical supermarket sales, excluding fuel, of 5.6%.  Identical supermarket sales, excluding fuel for the third quarter of 2014, compared to the third quarter of 2013, increased primarily due to an increase in the number of households shopping with us, an increase in visits per household and product cost inflation.  Total fuel sales increased 1.1% in the third quarter of 2014, compared to the third quarter of 2013, primarily due to an increase in fuel gallons sold of 5.0%, partially offset by a decrease in the average retail fuel price of 3.7%.  The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

The increase in total sales and total supermarket sales without fuel for the first three quarters of 2014, compared to the same period of 2013, was primarily due to our merger with Harris Teeter, which closed on January 28, 2014, and an increase in identical supermarket sales, excluding fuel, of 5.0%.  Identical supermarket sales, excluding fuel for the first three quarters of 2014, compared to the first three quarters of 2013, increased primarily due to an increase in the number of households shopping with us, an increase in visits per household and product cost inflation.  Total fuel sales increased 4.3% in the first three quarters of 2014, compared to the first three quarters of 2013, primarily due to an increase in fuel gallons sold of 5.9% offset by a decrease in the average retail fuel price of 1.6%.  The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical Fred Meyer multi-department stores and include Harris Teeter sales for stores that are identical as if they were part of the Company in our prior year.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented below to calculate percentage changes for the third quarter and the first three quarters of 2014.

Identical Supermarket Sales

($ in millions)

	Third Quarter
	November 8, 2014	Percentage Change	November 9, 2013	Percentage Change(1)
Including fuel centers	$22,308	4.7%	$21,303	2.5%
Excluding fuel centers	$18,929	5.6%	$17,928	3.5%

(1)                   This column represents the percentage increase in identical supermarket sales in the third quarter of 2013, compared to the third quarter of 2012.

Identical Supermarket Sales

($ in millions)

	Three Quarters Ended
	November 8, 2014	Percentage Change	November 9, 2013	Percentage Change(1)
Including fuel centers	$74,595	4.7%	$71,254	3.1%
Excluding fuel centers	$62,753	5.0%	$59,792	3.4%

(1)                   This column represents the percentage increase in identical supermarket sales in the first three quarters of 2013, compared to the first three quarters of 2012.

Gross Margin and FIFO Gross Margin

Our gross margin rate, as a percentage of sales, was 20.90% for the third quarter of 2014, as compared to 20.49% for the third quarter of 2013.  The increase in the third quarter of 2014, compared to the third quarter of 2013, resulted primarily from the effect of our merger with Harris Teeter, an increase in fuel gross margin rate, as a percentage of sales, and decreased shrink and warehouse and transportation costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers and an increase in our LIFO charge, as a percentage of sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, had a positive effect on our gross margin rates in the third quarter of 2014 since Harris Teeter has higher gross margin rates as compared to the total Company without Harris Teeter.

Our gross margin rate, as a percentage of sales, was 20.77% for the first three quarters of 2014, as compared to 20.51% for the first three quarters of 2013.  The increase in the first three quarters of 2014, compared to the first three quarters of 2013, resulted primarily from the effect of our merger with Harris Teeter and an increase in fuel gross margin rate, as a percentage of sales, partially offset by continued investments in lower prices for our customers and an increase in our LIFO charge, as a percentage of sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, had a positive effect on our gross margin rates in the first three quarters of 2014 since Harris Teeter has higher gross margin rates as compared to the total Company without Harris Teeter.

We calculate FIFO gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the LIFO charge.  Merchandise costs exclude depreciation, amortization and rent expenses.  Our LIFO charge was $85 million for the third quarter of 2014 and $13 million for the third quarter of 2013.  Our LIFO charge was $138 million for the first three quarters of 2014 and $42 million for the first three quarters of 2013.  FIFO gross margin is a non-GAAP financial measure and should not be considered as an alternative to gross margin or any other GAAP measure of performance.  FIFO gross margin should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

Our FIFO gross margin rate, as a percentage of sales, was 21.24% for the third quarter of 2014, as compared to 20.55% for the third quarter of 2013.  Retail fuel sales lower our FIFO gross margin rate, as a percentage of sales, due to the very low FIFO gross margin on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our third quarter 2014 FIFO gross margin rate decreased 2 basis points, as a percentage of sales, compared to the third quarter of 2013.  This decrease in the third quarter of 2014, compared to the third quarter of 2013, was primarily due to continued investments in lower prices for our customers, offset partially by the effect of our merger with Harris Teeter and decreased shrink and warehouse and transportation costs, as a percentage of sales.

Our FIFO gross margin rate, as a percentage of sales, was 20.94% for the first three quarters of 2014, as compared to 20.56% for the first three quarters of 2013.  Excluding the effect of retail fuel operations, as a percentage of sales, our FIFO gross margin rate decreased 4 basis points for the first three quarters of 2014, compared to the first three quarters of 2013.  This decrease in the first three quarters of 2014, compared to the first three quarters of 2013, was primarily due to continued investments in lower prices for our customers, offset partially by the effect of our merger with Harris Teeter.

LIFO Charge

The LIFO charge was $85 million in the third quarter of 2014 and $13 million in the third quarter of 2013.  The LIFO charge increased in the third quarter of 2014, compared to the third quarter of 2013, due to our higher expected year-end product cost of inflation in most major categories for fiscal 2014 compared to fiscal 2013.

The LIFO charge was $138 million in the first three quarters of 2014 and $42 million in the first three quarters of 2013.  The LIFO charge increased in the first three quarters of 2014, compared to the first three quarters of 2013, due to our higher expected year end product cost of inflation in most major categories for 2014 compared to 2013.  As of November 8, 2014, the fair value step up adjustment to Harris Teeter inventory as of the merger date is recorded in LIFO reserve.  This resulted in a $52 million decrease in the LIFO reserve.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses consist primarily of employee-related costs such as wages, health care benefit costs and retirement plan costs, utilities, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, increased 9 basis points to 15.83% for the third quarter of 2014 from 15.74% for the third quarter of 2013.  The OG&A rate increased primarily due to the effect of our merger with Harris Teeter and increases in credit card fees and incentive plan costs, as a percentage of sales, partially offset by the benefit of increased supermarket sales and fuel sales, productivity improvements, effective cost controls and a decrease in company sponsored benefit plan costs.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased our OG&A rate, as a percentage of sales, in the third quarter of 2014 since Harris Teeter has a higher OG&A rate as compared to the total Company without Harris Teeter.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel, decreased 28 basis points in the third quarter of 2014, compared to the third quarter of 2013.  This decrease in our OG&A rate, as a percentage of sales excluding the effect of fuel, resulted primarily from increased supermarket sales, productivity improvements, effective cost controls and a decrease in company sponsored benefit plan costs, offset partially by the effect of our merger with Harris Teeter and increases in credit card fees and incentive plan costs, as a percentage of sales.

OG&A expenses, as a percentage of sales, increased 18 basis points to 15.67% for the first three quarters of 2014 from 15.49% for the first three quarters of 2013.  The OG&A rate increased primarily due to the commitments and withdrawal liabilities arising from the restructuring of certain pension plan agreements to help stabilize associates’ future pension (“pension plan agreements”), the effect of our merger with Harris Teeter, increases in workers compensation and general liability reserves and increases in credit card fees and incentive plan costs, as a percentage of sales, partially offset by the benefit of increased supermarket sales and fuel sales, productivity improvements, effective cost controls and a decrease in company sponsored benefit plan costs.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased our OG&A rate, as a percentage of sales, in the first three quarters of 2014 since Harris Teeter has a higher OG&A rate as compared to the total Company without Harris Teeter.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  OG&A rate, excluding the pension plan agreements and fuel, decreased 15 basis points in the first three quarters of 2014, compared to the first three quarters of 2013.  This decrease in our OG&A rate, as a percentage of sales excluding the pension plan agreements and fuel, resulted primarily from increased supermarket sales, productivity improvements, effective cost controls and a decrease in company sponsored benefit plan costs, offset partially by the effect of our merger with Harris Teeter, increases in workers compensation and general liability reserves and increases in credit card fees and incentive plan costs, as a percentage of sales.

Rent Expense

Rent expense was $162 million, or 0.65% of sales, for the third quarter of 2014, compared to $138 million, or 0.61% of sales, for the third quarter of 2013.  For the first three quarters of 2014, rent expense was $545 million, or 0.65% of sales, compared to $466 million, or 0.62% of sales, in the first three quarters of 2013.  Rent expense, as a percentage of sales excluding fuel, increased two basis points in the third quarter of 2014 compared to the third quarter of 2013.  Rent expense, as a percentage of sales excluding fuel, increased three basis points in the first three quarters of 2014 compared to the first three quarters of 2013.  These increases in rent expense, as a percentage of sales both including and excluding fuel, are due to the effect of our merger with Harris Teeter, partially offset by our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased rent expense, as a percentage of sales excluding fuel, since Harris Teeter has a higher rent expense rate as compared to the total Company without Harris Teeter.

Depreciation and Amortization Expense

Depreciation and amortization expense was $456 million, or 1.82% of total sales, for the third quarter of 2014 compared to $395 million, or 1.76% of total sales, for the third quarter of 2013.  The increase in our depreciation and amortization expense for the third quarter of 2014, compared to the third quarter of 2013, in total dollars, was the result of additional depreciation and amortization on capital investments, including acquisitions and lease buyouts, of $4.0 billion, during the rolling four quarter period ending with the third quarter of 2014.  Excluding the effect of retail fuel operations, depreciation and amortization, as a percentage of sales, increased four basis points in the third quarter of 2014, compared to the same period of 2013.  The increase in depreciation and amortization expense, as a percentage of sales excluding fuel, is due to the effect of our merger with Harris Teeter, partially offset by increased supermarket sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased our depreciation and amortization expense, as a percentage of sales excluding fuel, in the third quarter of 2014 since Harris Teeter has a higher depreciation expense rate as compared to the total Company without Harris Teeter.

Depreciation and amortization expense was $1.5 billion, or 1.78% of total sales, for the first three quarters of 2014 compared to $1.3 billion, or 1.73% of total sales, for the first three quarters of 2013.  The increase in our depreciation and amortization expense for the first three quarters of 2014, compared to the first three quarters of 2013, in total dollars, was the result of additional depreciation and amortization on capital investments, including acquisitions and lease buyouts, of $4.0 billion, during the rolling four quarter period ending with the third quarter of 2014.  Excluding the effect of retail fuel operations, depreciation and amortization, as a percentage of sales, increased three basis points in the first three quarters of 2014, compared to the same period of 2013.  The increase in depreciation and amortization expense, as a percentage of sales excluding fuel, is due to the effect of our merger with Harris Teeter, partially offset by increased supermarket sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased our depreciation and amortization expense, as a percentage of sales excluding fuel, in the first three quarters of 2014 since Harris Teeter has a higher depreciation expense rate as compared to the total Company without Harris Teeter.

Operating Profit

Operating profit was $651 million, or 2.61% of sales, for the third quarter of 2014, compared to $534 million, or 2.38% of sales, for the third quarter of 2013.  Operating profit, as a percentage of sales, increased 23 basis points in the third quarter of 2014, compared to the third quarter of 2013, primarily due to the benefit of increased supermarket sales, an increase in fuel operating profit, the effect of our merger with Harris Teeter, productivity improvements, cost controls, a decrease in company sponsored benefit plan costs and improvements in shrink and warehouse and transportation costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers, increased LIFO expense and increases in credit card fees and incentive plan costs, as a percentage of sales.  Operating profit, excluding the effect of retail fuel operations, LIFO expense, the Third Quarter 2013 Adjusted Items and the Third Quarter 2014 Adjusted Items, as a percentage of sales, increased 18 basis points in the third quarter of 2014, compared to the same period of 2013, primarily due to the benefit of increased supermarket sales, the effect of our merger with Harris Teeter, productivity improvements, cost controls, a decrease in company sponsored benefit plan costs and improvements in shrink and warehouse and transportation costs, as a percentage of sales, partially offset by continued investments in lower prices for our customer and increases in credit card fees and incentive plan costs, as a percentage of sales.

Operating profit was $2.2 billion, or 2.67% of sales, for the first three quarters of 2014, compared to $2.0 billion, or 2.67% of sales, for the first three quarters of 2013.  Operating profit, as a percentage of sales, remained flat in the first three quarters of 2014, compared to the first three quarters of 2013, primarily due to the pension plan agreements, continued investments in lower prices for our customers, increased LIFO expense, increases in workers compensation and general liability reserves and increases in credit card fees and incentive plan costs, as a percentage of sales, partially offset by the benefit of increased supermarket sales, an increase in fuel operating profit, the effect of our merger with Harris Teeter, productivity improvements, cost controls and a decrease in company sponsored benefit plan costs.  Operating profit, excluding the effect of retail fuel operations, LIFO expense, the 2013 Adjusted Items and the 2014 Adjusted Items, as a percentage of sales, increased five basis points in the first three quarters of 2014, compared to the same period of 2013, primarily due to the benefit of increased supermarket sales, the effect of our merger with Harris Teeter, productivity improvements, cost controls and a decrease in company sponsored benefit plan costs, partially offset by continued investments in lower prices for our customers, increases in workers compensation and general liability reserves and increases in credit card fees and incentive plan costs, as a percentage of sales.

We believe operating profit, excluding the effect of retail fuel operations, LIFO expense and the 2013 Adjusted Items and the 2014 Adjusted Items, is a useful metric to investors and analysts because it measures our day-to-day operational effectiveness.

Interest Expense

Net interest expense was $114 million, or 0.46% of sales, in the third quarter of 2014 and $108 million, or 0.48% of total sales, in the third quarter of 2013.  For the first three quarters of 2014, net interest expense was $373 million, or 0.45% of total sales, in 2014 and $336 million, or 0.45% of total sales, in the first three quarters of 2013.  The increase in net interest expense for both the third quarter and the first three quarters of 2014, when compared to 2013, resulted primarily from an increase in net total debt, primarily due to financing the merger with Harris Teeter and repurchases of our outstanding common shares.

Income Taxes

Our effective income tax rate was 32.0% in the third quarter of 2014, compared to 29.3% for the third quarter of 2013.  Our effective income tax rate was 33.9% for both the first three quarters of 2014 and 2013.  The effective income tax rate for the third quarter and first three quarters of 2014 differed from the federal statutory rate due to the benefit from favorable settlements of certain state tax items and the utilization of tax credits and deductions, partially offset by the effect of state income taxes.  The effective tax rate for the third quarter and the first three quarters of 2013 differed from the federal statutory rate primarily due to the utilization of tax credits and deductions, offset by the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $3.5 billion of cash from operating activities during the first three quarters of 2014, compared to $2.9 billion in the first three quarters of 2013.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses, and changes in working capital.  The increase in cash from operating activities in 2014, compared to 2013, resulted primarily due to an increase in net earnings including noncontrolling interests, changes in working capital and an increase in long-term liabilities.  Changes in working capital provided cash from operating activities of $502 million in the first three quarters of 2014 and $372 million in the first three quarters of 2013.  The increase in cash provided by changes in working capital for the first three quarters of 2014, compared to the first three quarters of 2013, was primarily due to an increase in the cash provided by trade accounts payable and accrued expenses, partially offset by a decrease in the cash provided by store deposits in-transit.  Prepaid expenses decreased significantly from year-end 2014 and 2013 reflecting prepayments of certain employee benefits at year-end in each year.

Net cash used by investing activities

We used $2.3 billion of cash for investing activities during the first three quarters of 2014 compared to $1.8 billion during the first three quarters of 2013.  The amount of cash used for investing activities increased in the first three quarters of 2014 versus 2013, primarily due to increased payments for capital investments and our Vitacost.com merger transaction.

Net cash used by financing activities

We used $1.3 billion of cash for financing activities in the first three quarters of 2014 compared to $1.0 billion in the first three quarters of 2013.  The increase in the amount of cash used for financing activities for the first three quarters of 2014, compared to the first three quarters of 2013, resulted primarily due to an increase in repurchases of our outstanding common shares, offset partially by a decrease in payments on long-term debt, net payments on commercial paper and proceeds from issuance of long-term debt.  Proceeds from the issuance of capital stock resulted from exercises of employee stock options.

Debt Management

As of November 8, 2014, we maintained a $2,750 million (with the ability to increase by $750 million), unsecured revolving credit facility that, unless extended, terminates on June 30, 2019.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  As of November 8, 2014, we had no borrowings under our credit agreement.  As of November 8, 2014, we had $895 million of outstanding commercial paper.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $10 million as of November 8, 2014.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive financial covenants.  As of November 8, 2014, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that Kroger will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $3.3 billion to $11.5 billion as of the end of the third quarter of 2014, from $8.3 billion as of the end of the third quarter of 2013.  Total debt increased $226 million as of the end of the third quarter of 2014, from $11.3 billion as of year-end 2013.  The increase as of the end of the third quarter of 2014, compared to the end of the third quarter of 2013, resulted from the issuance of (i) $500 million of senior notes bearing an interest rate of 3-month London Inter-Bank Offering Rate (“LIBOR”) plus 53 basis points, (ii) $300 million of senior notes bearing an interest rate of 1.2%, (iii) $500 million of senior notes bearing an interest rate of 2.3%, (iv) $700 million of senior notes bearing an interest rate of 3.3%, (v) $500 million of senior notes bearing an interest rate of 4.0%, (vi) $500 million of senior notes bearing an interest rate of 2.95% and (vii) an increase in commercial paper of $470 million, offset partially by payments at maturity of $600 million of senior notes bearing an interest rate of 7.5%.  The increase in financing obligations was due to partially funding our merger with Harris Teeter, repurchasing outstanding common shares and refinancing our debt maturities in 2013.

Over the next twelve months, we have approximately $800 million of senior notes maturing in fiscal years 2014 and 2015, which we will be refinancing with commercial paper and issuance of senior notes.

Common Share Repurchase Program

During the third quarter of 2014, we invested $29 million to repurchase 0.6 million Kroger common shares at an average price of $52.10 per share.  For the first three quarters of 2014, we invested $1.3 billion to repurchase 27.9 million Kroger common shares at an average price of $44.79 per share.  These shares were reacquired under three separate share repurchase programs.  The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors on October 16, 2012.  The second is a $1 billion repurchase program that was authorized by Kroger’s Board of Directors on March 13, 2014, that replaced the first referenced program.  The third is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.

On June 26, 2014 we announced a new $500 million share repurchase program that was authorized by the Board of Directors, replacing the $1 billion that was authorized by the Board of Directors on March 13, 2014.  As of November 8, 2014, we have not made any repurchases under this program.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to be approximately $4.9 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the third quarter 2014.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $895 million of commercial paper and $800 million of senior notes maturing in the next twelve months, which is included in the $4.9 billion in estimated liquidity needs.  The commercial paper matures in the fourth quarter of 2014, $300 million of senior notes mature in the fourth quarter of 2014 and $500 million of senior notes mature in the third quarter of 2015.  Based on the current market environment, we expect to refinance this debt on favorable terms.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

CAPITAL INVESTMENTS

Capital investments, excluding acquisitions and the purchase of leased facilities, totaled $681 million for the third quarter of 2014 compared to $641 million for the third quarter of 2013.  Capital investments, excluding acquisitions and the purchase of leased facilities, totaled $2.1 billion in the first three quarters of 2014 and $1.8 billion in the first three quarters of 2013.  During the third quarter of 2014, capital investments for the purchase of leased facilities totaled $14 million compared to $89 million for the third quarter of 2013.  During the first three quarters of 2014, capital expenditures for the purchase of leased facilities totaled $43 million compared to $108 million for the first three quarters of 2013.  During the third quarter of 2014, we opened, acquired, expanded or relocated 12 food stores and also completed 64 minor and major within-the-wall remodels.  During the first three quarters of 2014, we opened, acquired, expanded or relocated 45 food stores and also completed 147 minor and major within-the-wall remodels.  Total food store square footage at the end of the third quarter of 2014 increased 8.0% from the end of the third quarter of 2013, primarily due to our merger with Harris Teeter.  Excluding mergers, acquisitions and operational closings, total food store square footage at the end of the third quarter of 2014 increased 1.8% over the end of the third quarter of 2013.

RETURN ON INVESTED CAPITAL

We are not reporting the return on invested capital (“ROIC”) calculation for the third quarter of 2014 as the calculation would overstate our result.  Please refer to the “Outlook” section for more information on our expectations.

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

OUTLOOK

This discussion and analysis contains certain forward-looking statements about Kroger’s future performance, including Harris Teeter.  These statements are based on management’s assumptions and beliefs in light of the information currently available to it.  Such statements are indicated by words such as “comfortable,” “committed,” “will,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” “plan,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.  These include the specific risk factors identified in “Risk Factors” and “Outlook” in our annual report on form 10-K for our last fiscal year and any subsequent filings, as well as those identified below.

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

•              We expect adjusted net earnings per diluted share in the range of $3.32-$3.36 for fiscal year 2014, excluding certain tax items and the pension plan agreements.

•              Our long-term net earnings per diluted share growth rate guidance is 8-11%, plus a growing dividend.  If fuel margins return to historical levels, we expect fiscal 2015 results to be closer to the low end of the guidance range, compared to our 2014 adjusted results, which exclude certain tax benefits and charges related to the restructuring of certain pension plan agreements.

•              We expect identical supermarket sales growth, excluding fuel sales, of 4.0%-5.0% in the fourth quarter of 2014.

•              We expect our FIFO operating margin growth rate, excluding fuel and charges related to the restructuring of certain pension plan agreements, to slightly expand on a rolling four quarter basis.

•              We expect our year-end ROIC, which will factor in a full year of increased capital investments and fully reflect Harris Teeter in our calculation, to be similar to our ROIC at the end of fiscal 2013.

•              For 2014, we expect our annualized LIFO charge to be approximately $180 million.

•              For 2014, we expect interest expense to be approximately $485 million.

•              We plan to use cash flow primarily for capital investments, to improve our current debt coverage ratios, to pay cash dividends and to repurchase stock.

•              We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•              We expect capital investments, excluding mergers, acquisitions and purchases of leased facilities, to be near the low end of $2.8 - $3.0 billion for fiscal 2014.  We also expect capital investments to increase incrementally $200 million each year over the next few years, excluding mergers, acquisitions and purchases of leased facilities, to support our Customer 1st business strategy.  We expect total supermarket square footage to grow approximately 1.8% before acquisitions and operational closings.

•              For the fourth quarter of fiscal 2014, we expect our effective tax rate to be approximately 35% to 36%, excluding the resolution of certain tax items and potential changes to tax regulations.

•              We do not anticipate goodwill impairments in 2014.

•              For 2014, we expect to contribute approximately $225-$250 million to multi-employer pension funds.  This amount excludes any contributions related to the restructuring charge taken in the first quarter of 2014.  We continue to evaluate our potential exposure to under-funded multi-employer pension plans.  Although these liabilities are not a direct obligation or liability of Kroger, any commitments to fund certain multi-employer pension plans, which could be material, will be expensed when our commitment is probable and an estimate can be made.

•              In the remainder of fiscal 2014, we will negotiate with the Teamsters covering several distribution and manufacturing facilities.  These negotiations will be challenging, as we must have competitive cost structures in each market while meeting our associates’ needs for solid wages and good quality, affordable health care and retirement benefits.  We will also continue to work to address the underfunding of some of our multi-employer pension plans.

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

•              Our ability to achieve identical sales, earnings and cash flow goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that fuel costs have on consumer spending; volatility of fuel margins; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; and the successful integration of Harris Teeter.  Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above.

•              Our capital investments could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, if our logistics and technology or store projects are not completed on budget or within the time frame projected, or if economic conditions fail to improve, or worsen.

•              During the first three quarters of each fiscal year, our LIFO charge and the recognition of LIFO expense is affected primarily by estimated year-end changes in product costs.  Our fiscal year LIFO charge is affected primarily by changes in product costs at year-end.

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

•              The actual amount of automatic and matching cash contributions to our 401(k) retirement savings account plans will depend on the number of participants, savings rate, compensation as defined by the plans, and length of service of participants.

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

Item 4.         Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 8, 2014, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended November 8, 2014, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(4) (in millions)
First four weeks
August 17, 2014 to September 13, 2014	136,751	$50.90	135,100	$500
Second four weeks
September 14, 2014 to October 11, 2014	283,887	$52.11	270,300	$500
Third four weeks
October 12, 2014 to November 8, 2014	151,100	$53.17	151,100	$500
Total	571,738	$52.10	556,500	$500

(1)              The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The third quarter of 2014 contained three 28-day periods.

(2)              Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, which program is limited to proceeds received from exercises of stock options and the tax benefits associated therewith (the “1999 Repurchase Program”), and (ii) 15,238 shares that were surrendered to the Company by participants under the Company’s long-term incentive plans to pay for taxes on restricted stock awards.

(3)              Represents shares repurchased under the 1999 Repurchase Program.

(4)              The amounts shown in this column reflect the amount remaining under the $500 million share repurchase program authorized by the Board of Directors and announced on June 26, 2014.  Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity.  The programs do not have an expiration date but may be terminated by the Board of Directors at any time.

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

THE KROGER CO.

Dated: December 16, 2014	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chief Executive Officer

Dated: December 16, 2014	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010.

Exhibit 3.2 -	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007.

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