Form 10-K
period 2015-01-31
KROGER CO
filed 2015-03-31
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015.

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

Yes ☐   No ☒

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of August 16, 2014:  $24.6 billion.  There were 953,668,959 shares of Common Stock ($1 par value) outstanding as of March 27, 2015.

Documents Incorporated by Reference:

Portions of the proxy statement to be filed pursuant to Regulation 14A of the Exchange Act on or before June 1, 2015, are incorporated by reference into Part III of this Form 10-K.

PART I

FORWARD LOOKING STATEMENTS.

This Annual Report on Form 10-K contains forward-looking statements about our future performance.  These statements are based on our assumptions and beliefs in light of the information currently available to us.  These statements are subject to a number of known and unknown risks, uncertainties and other important factors, including the risks and other factors discussed in “Risk Factors” and “Outlook” below, that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward looking statements.  Such statements are indicated by words such as “comfortable,” “committed,” “will,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” “plan,” and similar words or phrases.  Moreover, statements in the sections entitled Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Outlook, and elsewhere in this report regarding our expectations, projections, beliefs, intentions or strategies are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.

ITEM 1.                        BUSINESS.

The Kroger Co. (the “Company” or “Kroger”) was founded in 1883 and incorporated in 1902.  As of January 31, 2015, we are one of the largest retailers in the nation based on annual sales.  We also manufacture and process some of the food for sale in our supermarkets.  Our principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202, and our telephone number is (513) 762-4000.  We maintain a web site (www.thekrogerco.com) that includes additional information about the Company.  We make available through our web site, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our interactive data files, including amendments.  These forms are available as soon as reasonably practicable after we have filed them with, or furnished them electronically to, the SEC.

Our revenues are predominately earned and cash is generated as consumer products are sold to customers in our stores. We earn income predominantly by selling products at price levels that produce revenues in excess of the costs to make these products available to our customers.  Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses.  Our fiscal year ends on the Saturday closest to January 31.  All references to 2014, 2013 and 2012 are to the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively, unless specifically indicated otherwise.

EMPLOYEES

As of January 31, 2015, Kroger employed approximately 400,000 full- and part-time employees. A majority of our employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 300 such agreements, usually with terms of three to five years.

STORES

As of January 31, 2015, Kroger operated, either directly or through its subsidiaries, 2,625 supermarkets and multi-department stores, 1,330 of which had fuel centers.  Approximately 48% of these supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land.  Our current strategy emphasizes self-development and ownership of store real estate.  Our stores operate under several banners that have strong local ties and brand recognition.  Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

The combo store is the primary food store format.  They typically draw customers from a 2 — 2½ mile radius.  We believe this format is successful because the stores are large enough to offer the specialty departments that customers desire for one-stop shopping, including natural food and organic sections, pharmacies, general merchandise, pet centers and high-quality perishables such as fresh seafood and organic produce.

Multi-department stores are significantly larger in size than combo stores.  In addition to the departments offered at a typical combo store, multi-department stores sell a wide selection of general merchandise items such as apparel, home fashion and furnishings, outdoor living, electronics, automotive products, toys and fine jewelry.

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

In addition to the supermarkets, as of January 31, 2015, we operated through subsidiaries 782 convenience stores, 326 fine jewelry stores and an online retailer.  All 132 of our fine jewelry stores located in malls are operated in leased locations.  In addition, 78 convenience stores were operated by franchisees through franchise agreements.  Approximately 54% of the convenience stores operated by subsidiaries were operated in Company-owned facilities. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline.

SEGMENTS

We operate retail food and drug stores, multi-department stores, jewelry stores, and convenience stores throughout the United States.  Our retail operations, which represent over 99% of our consolidated sales and earnings before interest, taxes and depreciation and amortization (“EBITDA”), is our only reportable segment.  Our retail operating divisions have been aggregated into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance.  In addition, our operating divisions offer customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of the merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location.  Our operating divisions reflect the manner in which the business is managed and how our Chief Executive Officer and Chief Operating Officer, who act as our chief operating decision makers, assess performance internally.  All of our operations are domestic.  Revenues, profits and losses and total assets are shown in our Consolidated Financial Statements set forth in Item 8 below.

MERCHANDISING AND MANUFACTURING

Corporate brand products play an important role in our merchandising strategy.  Our supermarkets, on average, stock approximately 13,000 private label items.  Our corporate brand products are primarily produced and sold in three “tiers.”  Private Selection® is the premium quality brand designed to be a unique item in a category or to meet or beat the “gourmet” or “upscale” brands.  The “banner brand” (Kroger®, Ralphs®, Fred Meyer®, King Soopers®, etc.), which represents the majority of our private label items, is designed to satisfy customers with quality products.  Before we will carry a “banner brand” product we must be satisfied that the product quality meets our customers’ expectations in taste and efficacy, and we guarantee it.  P$$T…®, Check This Out… and Heritage Farm™ are the three value brands, designed to deliver good quality at a very affordable price.  In addition, we continue to grow our other brands, including Simple Truth® and Simple Truth Organic®.  Both Simple Truth and Simple Truth Organic are Free From 101 artificial preservatives and ingredients that customers have told us they do not want in their food, and the Simple Truth Organic products are USDA certified organic.

Approximately 40% of the corporate brand units sold in our supermarkets are produced in our manufacturing plants; the remaining corporate brand items are produced to our strict specifications by outside manufacturers. We perform a “make or buy” analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases.  As of January 31, 2015, we operated 37 manufacturing plants. These plants consisted of 17 dairies, nine deli or bakery plants, five grocery product plants, two beverage plants, two meat plants and two cheese plants.

SEASONALITY

The majority of our revenues are generally not seasonal in nature.  However, revenues tend to be higher during the major holidays throughout the year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The disclosure regarding executive officers is set forth in Item 10 of Part III of this Form 10-K under the heading “Executive Officers of the Company,” and is incorporated herein by reference.

COMPETITIVE ENVIRONMENT

For the disclosure related to our competitive environment, see Item 1A under the heading “Competitive Environment.”

ITEM 1A.                                       RISK FACTORS.

There are risks and uncertainties that can affect our business.  The significant risk factors are discussed below.  The following information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Outlook” section in Item 7 of this Form 10-K, which include forward-looking statements and factors that could cause us not to realize our goals or meet our expectations.

COMPETITIVE ENVIRONMENT

The operating environment for the food retailing industry continues to be characterized by intense price competition, aggressive expansion, increasing fragmentation of retail and online formats, entry of non-traditional competitors and market consolidation.  We have developed a strategic plan that we believe provides a balanced approach that will enable us to meet the wide-ranging needs and expectations of our customers in this challenging economic environment.  However, the nature and extent to which our competitors implement various pricing and promotional activities in response to increasing competition, including our execution of our strategic plan, and our response to these competitive actions, can adversely affect our profitability.  Our profitability and growth have been, and could continue to be, adversely affected by changes in the overall economic environment that affect consumer spending, including discretionary spending.

PRODUCT SAFETY

Customers count on Kroger to provide them with safe food and drugs and other merchandise.  Concerns regarding the safety of the products that we sell could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply even if the basis for the concern is outside of our control.  Any lost confidence on the part of our customers would be difficult and costly to reestablish.  Any issue regarding the safety of items we sell, regardless of the cause, could have a substantial and adverse effect on our reputation, financial condition, results of operations, or cash flows.

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

DATA AND TECHNOLOGY

Our business is increasingly dependent on information technology systems that are complex and vital to continuing operations.  If we were to experience difficulties maintaining or operating existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations.

Through our sales and marketing activities, we collect and store some personal information that our customers provide to us.  We also gather and retain information about our associates in the normal course of business.  Under certain circumstances, we may share information with vendors that assist us in conducting our business, as required by law, or with the permission of the individual.  Although we have implemented procedures to protect our information, we cannot be certain that all of our systems are entirely free from vulnerability to attack.  Computer hackers may attempt to penetrate our or our vendors’ network security and, if successful, misappropriate confidential customer or business information.  In addition, a Kroger associate, a contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain information or may inadvertently cause a breach involving information. Loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulatory authorities, payment card associations, associates, and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.  In addition, compliance with tougher privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

INDEBTEDNESS

Our indebtedness could reduce our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us vulnerable to future economic downturns as well as competitive pressures.  If debt markets do not permit us to refinance certain maturing debt, we may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness.  Changes in our credit ratings, or in the interest rate environment, could have an adverse effect on our financing costs and structure.

LEGAL PROCEEDINGS AND INSURANCE

From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims and other proceedings.  Other legal proceedings purport to be brought as class actions on behalf of similarly situated parties.  Some of these proceedings could result in a substantial loss to Kroger.  We estimate our exposure to these legal proceedings and establish accruals for the estimated liabilities, where it is reasonably possible to estimate and where an adverse outcome is probable.  Assessing and predicting the outcome of these matters involves substantial uncertainties.  Adverse outcomes in these legal proceedings, or changes in our evaluations or predictions about the proceedings, could have a material adverse effect on our financial results.  Please also refer to the “Legal Proceedings” section in Item 3 and the “Litigation” section in Note 13 to the Consolidated Financial Statements.

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

MULTI-EMPLOYER PENSION OBLIGATIONS

As discussed in more detail below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Multi-Employer Pension Plans,” Kroger contributes to several multi-employer pension plans based on obligations arising under collective bargaining agreements with unions representing employees covered by those agreements.  We believe that the present value of actuarially accrued liabilities in most of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits, and we expect that Kroger’s contributions to those funds will increase over the next few years.  A significant increase to those funding requirements could adversely affect our financial condition, results of operations, or cash flows.  Despite the fact that the pension obligations of these funds are not the liability or responsibility of the Company, except as noted below, there is a risk that the agencies that rate our outstanding debt instruments could view the underfunded nature of these plans unfavorably when determining their ratings on our debt securities.  Any downgrading of our debt ratings likely would adversely affect our cost of borrowing and access to capital.

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

INTEGRATION OF NEW BUSINESS

We enter into mergers and acquisitions with expected benefits including, among other things, operating efficiencies, procurement savings, innovation, sharing of best practices and increased market share that may allow for future growth.  Achieving the anticipated benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of geographically separate organizations, the possibility of imprecise assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses and delays, and competitive factors in the marketplace.  We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues.  Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention.  If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition and results of operations, or cash flows.

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

ECONOMIC CONDITIONS

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                        PROPERTIES.

As of January 31, 2015, we operated approximately 3,800 owned or leased supermarkets, convenience stores, fine jewelry stores, distribution warehouses and manufacturing plants through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. While our current strategy emphasizes ownership of store real estate, a majority of the properties used to conduct our business are leased.

We generally own store equipment, fixtures and leasehold improvements, as well as processing and manufacturing equipment. The total cost of our owned assets and capitalized leases at January 31, 2015, was $34.5 billion while the accumulated depreciation was $16.6 billion.

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

ITEM 3.                        LEGAL PROCEEDINGS.

Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust, wage and hour, or civil rights laws, as well as product liability cases, are pending against the Company.  Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, we believe that any resulting liability will not have a material adverse effect on our financial position, results of operations, or cash flows.

We continually evaluate our exposure to loss contingencies arising from pending or threatened litigation and believe we have made provisions where it is reasonably possible to estimate and where an adverse outcome is probable.  Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties.  We currently believe that the aggregate range of loss for our exposures is not material.  It remains possible that despite our current belief, material differences in actual outcomes or changes in our evaluation or predictions could arise that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.                        MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

The following table sets forth the high and low sales prices for our common shares on the New York Stock Exchange for each full quarterly period of the two most recently completed fiscal years:

COMMON SHARE PRICE RANGE

	2014		2013
Quarter	High	Low	High	Low
1st	$47.90	$35.13	$35.44	$27.53
2nd	$51.49	$46.50	$39.98	$32.77
3rd	$58.15	$49.98	$43.85	$35.91
4th	$70.06	$57.27	$42.73	$35.71

Main trading market: New York Stock Exchange (Symbol KR)

Number of shareholders of record at year-end 2014:                  29,792

Number of shareholders of record at March 27, 2015:          29,502

During 2013, we paid three quarterly cash dividends of $0.15 per share and one quarterly cash dividend of $0.165 per share.  During 2014, we paid three quarterly cash dividends of $0.165 per share and one quarterly cash dividend of $0.185 per share.  On March 1, 2015, we paid a quarterly cash dividend of $0.185 per share.  On March 12, 2015, we announced that our Board of Directors have declared a quarterly cash dividend of $0.185 per share, payable on June 1, 2015, to shareholders of record at the close of business on May 15, 2015.  We currently expect to continue to pay comparable cash dividends on a quarterly basis depending on our earnings and other factors.

For information on securities authorized for issuance under our existing equity compensation plans, see Item 12 under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

PERFORMANCE GRAPH

Set forth below is a line graph comparing the five-year cumulative total shareholder return on our common shares, based on the market price of the common shares and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and a peer group composed of food and drug companies.

	Base Period	INDEXED RETURNS Years Ending
Company Name/Index	2009	2010	2011	2012	2013	2014
The Kroger Co.	100	101.12	117.57	137.80	181.50	352.22
S&P 500 Index	100	122.19	128.70	151.35	182.08	207.98
Peer Group	100	108.56	114.10	137.81	155.93	188.85

Kroger’s fiscal year ends on the Saturday closest to January 31.

*                 Total assumes $100 invested on January 30, 2010, in The Kroger Co., S&P 500 Index, and the Peer Group, with reinvestment of dividends.

**          The Peer Group consists of Costco Wholesale Corp., CVS Caremark Corp, Etablissements Delhaize Freres Et Cie Le Lion (Groupe Delhaize), Great Atlantic & Pacific Tea Company, Inc. (included through March 13, 2012 when it became private after emerging from bankruptcy), Koninklijke Ahold NV, Safeway, Inc. (included through January 29, 2015 when it was acquired by AB Acquisition LLC), Supervalu Inc., Target Corp., Tesco plc, Wal-Mart Stores Inc., Walgreens Boots Alliance Inc. (formerly, Walgreen Co.), Whole Foods Market Inc. and Winn-Dixie Stores, Inc. (included through March 9, 2012 when it became a wholly-owned subsidiary of Bi-Lo Holdings).

Data supplied by Standard & Poor’s.

The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

(c)

The following table presents information on our purchases of our common shares during the fourth quarter of 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (4) (in millions)
First period - four weeks
November 9, 2014 to December 6, 2014	87,884	$58.72	78,700	$500
Second period - four weeks
December 7, 2014 to January 3, 2015	223,024	$62.33	182,731	$500
Third period — four weeks
January 4, 2015 to January 31, 2015	290,348	$66.08	259,725	$500

Total	601,256	$63.61	521,156	$500

(1)                                 The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2014 contained three 28-day periods.

(2)                                 Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (the “1999 Repurchase Program”), and (ii) 80,100 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)                                 Represents shares repurchased under the 1999 Repurchase Program.

(4)                                 The amounts shown in this column reflect the amount remaining under the $500 million share repurchase program authorized by the Board of Directors and announced on June 26, 2014.  Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity.  The repurchase programs do not have an expiration date but may be terminated by the Board of Directors at any time.

ITEM 6.                        SELECTED FINANCIAL DATA.

	Fiscal Years Ended
	January 31, 2015 (52 weeks)(1)(2)	February 1, 2014 (52 weeks)(1)	February 2, 2013 (53 weeks)	January 28, 2012 (52 weeks)	January 29, 2011 (52 weeks)
	(In millions, except per share amounts)
Sales	$108,465	$98,375	$96,619	$90,269	$81,967
Net earnings including noncontrolling interests	1,747	1,531	1,508	596	1,133
Net earnings attributable to The Kroger Co.	1,728	1,519	1,497	602	1,116
Net earnings attributable to The Kroger Co. per diluted common share	3.44	2.90	2.77	1.01	1.74
Total assets	30,556	29,281	24,634	23,454	23,505
Long-term liabilities, including obligations under capital leases and financing obligations	13,711	13,181	9,359	10,405	10,137
Total shareholders’ equity — The Kroger Co.	5,412	5,384	4,207	3,981	5,296
Cash dividends per common share	0.680	0.615	0.495	0.430	0.390

(1)                                 Harris Teeter Supermarkets, Inc. (“Harris Teeter”) is included in our ending Consolidated Balance Sheets for 2013 and 2014 and in our Consolidated Statements of Operations for 2014.  Due to the timing of the merger closing late in fiscal year 2013, its results of operations were not material to our consolidated results of operations for 2013.

(2)                                 Vitacost.com, Inc. (“Vitacost.com”) is included in our ending Consolidated Balance Sheets and Consolidated Statements of Operations for 2014.

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

OUR BUSINESS

The Kroger Co. was founded in 1883 and incorporated in 1902.  Kroger is one of the nation’s largest retailers, as measured by revenue, operating 2,625 supermarket and multi-department stores under two dozen banners including Kroger, City Market, Dillons, Food 4 Less, Fred Meyer, Fry’s, Harris Teeter, Jay C, King Soopers, QFC, Ralphs and Smith’s.  Of these stores, 1,330 have fuel centers.  We also operate 782 convenience stores, either directly or through franchisees, 326 fine jewelry stores and an online retailer.

We operate 37 manufacturing plants, primarily bakeries and dairies, which supply approximately 40% of the corporate brand units sold in our supermarkets.

Our revenues are earned and cash is generated as consumer products are sold to customers in our stores.  We earn income predominately by selling products at price levels that produce revenues in excess of the costs we incur to make these products available to our customers.  Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses.  Our retail operations, which represent over 99% of our consolidated sales and EBITDA, is our only reportable segment.

On January 28, 2014, we closed our merger with Harris Teeter by purchasing 100% of the Harris Teeter outstanding common stock for approximately $2.4 billion.  The merger allows us to expand into the fast-growing southeastern and mid-Atlantic markets and into Washington, D.C.  Harris Teeter is included in our ending Consolidated Balance Sheets for 2013 and 2014 and in our Consolidated Statements of Operations for 2014.  Due to the timing of the merger closing late in fiscal year 2013, its results of operations were not material to our consolidated results of operations for 2013.  Year-over-year comparisons will be affected as a result.  See Note 2 to the Consolidated Financial Statements for more information related to our merger with Harris Teeter.

On August 18, 2014, we closed our merger with Vitacost.com by purchasing 100% of the Vitacost.com outstanding common stock for $8.00 per share or $287 million.  Vitacost.com is a leading online retailer in health and wellness products, which are sold directly to consumers through the website vitacost.com.  The merger affords us access to Vitacost.com’s extensive e-commerce platform, which can be combined with our customer insights and loyal customer base, to create new levels of personalization and convenience for our customers.  Vitacost.com is included in our ending Consolidated Balance Sheets and Consolidated Statements of Operations for 2014.  See Note 2 to the Consolidated Financial Statements for more information related to our merger with Vitacost.com.

OUR 2014 PERFORMANCE

We achieved outstanding results in 2014.  Our business strategy continues to resonate with a full range of customers and our results reflect the balance we seek to achieve across our business including positive identical sales growth, increases in loyal household count, and good cost control, as well as growth in net earnings and net earnings per diluted share.  Our 2014 net earnings were $1.7 billion or $3.44 per diluted share, compared to $1.5 billion, or $2.90 per diluted share for the same period of 2013.

Our net earnings for 2014 include a net $39 million after-tax charge for an $87 million ($56 million after-tax) charge to operating, general and administrative (“OG&A”) expenses due to the commitments and withdrawal liabilities arising from restructuring of certain pension plan agreements to help stabilize associates’ future pension benefits, offset partially by the benefits from certain tax items ($17 million) (“2014 Adjusted Items”).  In addition, our net earnings for 2014 included unusually high fuel margins, partially offset by a last-in, first-out (“LIFO”) charge that was significantly higher than 2013 and $140 million in contributions charged to OG&A expenses for the United Food and Commercial Workers International Union (“UFCW”) Consolidated Pension Plan ($55 million) and our charitable foundation ($85 million) (“2014 Contributions”).  Fuel margin per gallon was $0.19 per gallon in 2014, compared to $0.14 per gallon in 2013.  The $55 million contribution to the UFCW Consolidated Pension Plan was to further fund the plan.  The $85 million contribution to Kroger’s charitable foundation will enable it to continue to support causes such as hunger relief, breast cancer awareness, the military and their families and local community organizations.  Our net earnings for 2013 include a net benefit of $23 million, which includes benefits from certain tax items of $40 million, offset partially by costs of $11 million in interest and $16 million in OG&A expenses ($17 million after-tax) related to our merger with Harris Teeter (“2013 Adjusted Items”).

Excluding the 2014 Adjusted Items, net earnings for 2014 totaled $1.8 billion, or $3.52 per diluted share, compared to net earnings in 2013 of $1.5 billion, or $2.85 per diluted share, excluding the 2013 Adjusted Items.  We believe adjusted net earnings and adjusted net earnings per diluted share present a more accurate year-over-year comparison of our financial results because the Adjusted Items were not the result of our normal operations.  Our adjusted net earnings per diluted share for 2014 represent a 24% increase, compared to 2013.  Please refer to the “Net Earnings” section of MD&A for more information.

Our identical supermarket sales increased 5.2%, excluding fuel, in 2014, compared to 2013.  We have achieved 45 consecutive quarters of positive identical supermarket sales growth, excluding fuel.  As we continue to outpace many of our competitors on identical supermarket sales growth, we continue to gain market share.  We focus on identical supermarket sales growth, excluding fuel, as it is a key performance target for our long-term growth strategy.

Increasing market share is an important part of our long-term strategy as it best reflects how our products and services resonate with customers.  Market share growth allows us to spread the fixed costs in our business over a wider revenue base.  Our fundamental operating philosophy is to maintain and increase market share by offering customers good prices and superior products and service.  Based on Nielsen POS+ data, our overall market share of the products we sell in markets in which we operate increased by approximately 60 basis points in 2014.  This data also indicates that our market share increased in 18 markets and declined slightly in two.  Wal-Mart is one of our top two competitors in 15 of the 20 markets outlined in the Nielson report.  Our market share increased in all 15 of these markets.  These market share results reflect our long-term strategy of market share growth.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for 2014 compared to 2013 and for 2013 compared to 2012.  Comparability is affected by income and expense items that fluctuated significantly between and among the periods, our merger with Harris Teeter in late 2013 and an extra week in 2012.

Net Earnings

Net earnings totaled $1.7 billion in 2014 and $1.5 billion in 2013 and 2012.  Net earnings improved in 2014, compared to net earnings in 2013, due to an increase in operating profit, partially offset by increases in interest and tax expense.  Operating profit increased in 2014, compared to 2013, primarily due to an increase in first-in, first-out (“FIFO”) non-fuel gross profit, excluding Harris Teeter, the effect of our merger with Harris Teeter and an increase in fuel operating profit, partially offset by continued investments in lower prices for our customers, the 2014 Contributions, an $87 million ($56 million after-tax) charge due to the restructuring of certain pension plan agreements and a higher LIFO charge which was $147 million (pre-tax), compared to a LIFO charge of $52 million (pre-tax) in 2013.  Net earnings improved in 2013, compared to net earnings of 2012, due to a decrease in tax and interest expense, partially offset by a decrease in operating profit.  Operating profit decreased in 2013, compared to 2012, primarily due to a 53rd week in fiscal year 2012 (the “Extra Week”), continued investments in lower prices for our customers, the 2012 settlement with Visa and MasterCard and the reduction in our obligation to fund the UFCW Consolidated Pension Plan created in 2012, partially offset by an increase in FIFO non-fuel gross profit.

The net earnings for 2014 include a net charge of $39 million, after tax, related to the 2014 Adjusted Items.  The net earnings for 2013 include a net benefit of $23 million, after tax, related to the 2013 Adjusted Items.  The net earnings for 2012 include a benefit from net earnings of approximately $58 million, after-tax, due to the Extra Week and a net $115 million ($74 million after-tax) benefit in OG&A expenses for the settlement with Visa and MasterCard and a reduction in our obligation to fund the UFCW Consolidated Pension Plan created in January 2012 (“2012 Adjusted Items”).  Excluding these benefits and charges for Adjusted Items for 2014, 2013 and 2012, adjusted net earnings were $1.8 billion in 2014, $1.5 billion in 2013 and $1.4 billion in 2012.  2014 adjusted net earnings improved, compared to adjusted net earnings in 2013, due to an increase in FIFO non-fuel operating profit, excluding Harris Teeter, the effect of our merger with Harris Teeter and an increase in fuel operating profit, partially offset by continued investments in lower prices for our customers, increases in interest and tax expense and a higher LIFO charge which was $147 million (pre-tax), compared to a LIFO charge of $52 million (pre-tax) in 2013.  2013 adjusted net earnings improved, compared to adjusted net earnings in 2012, due to an increase in FIFO non-fuel operating profit and decreased interest, partially offset by continued investments in lower prices for our customers and increased tax expense.

Net earnings per diluted share totaled $3.44 in 2014, $2.90 in 2013 and $2.77 in 2012.  Net earnings per diluted share in 2014, compared to 2013, increased primarily due to fewer shares outstanding as a result of the repurchase of Kroger common shares and an increase in net earnings.  Net earnings per diluted share in 2013, compared to 2012, increased primarily due to fewer shares outstanding as a result of the repurchase of Kroger common shares and an increase in net earnings.

Excluding the 2014, 2013 and 2012 Adjusted Items, adjusted net earnings per diluted share totaled $3.52 in 2014, $2.85 in 2013 and $2.52 in 2012.  Adjusted net earnings per diluted share in 2014, compared to adjusted net earnings per diluted share in 2013, increased primarily due to fewer shares outstanding as a result of the repurchase of Kroger common shares and an increase in adjusted net earnings.  Adjusted net earnings per diluted share in 2013, compared to adjusted net earnings per diluted share in 2012, increased primarily due to fewer shares outstanding as a result of the repurchase of Kroger common shares and an increase in adjusted net earnings.

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

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to net earnings attributable to The Kroger Co. excluding the Adjusted Items for 2014, 2013 and 2012 and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to the net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items for 2014, 2013 and 2012:

Net Earnings per Diluted Share excluding the Adjusted Items

(in millions, except per share amounts)

	2014	2013	2012
Net earnings attributable to The Kroger Co.	$1,728	$1,519	$1,497
2014 Adjusted Items	39	—	—
2013 Adjusted Items	—	(23)	—
2012 Adjusted Items	—	—	(132)
Net earnings attributable to The Kroger Co. excluding the adjustment items above	$1,767	$1,496	$1,365

Net earnings attributable to The Kroger Co. per diluted common share	$3.44	$2.90	$2.77
2014 Adjusted Items(1)	0.08	—	—
2013 Adjusted Items(1)	—	(0.05)	—
2012 Adjusted Items(1)	—	—	(0.25)
Net earnings attributable to The Kroger Co. per diluted common share excluding the adjustment items above	$3.52	$2.85	$2.52

Average numbers of common shares used in diluted calculation	497	520	537

(1)                                 The amounts presented represent the net earnings per diluted common share effect of each adjusted item.

Sales

Total Sales

(in millions)

	2014	Percentage Increase(2)	2013	Percentage Increase(3)	2012	2012 Adjusted(4)
Total supermarket sales without fuel	$86,281	12.5%	$76,666	4.0%	$75,179	$73,733
Fuel sales	18,850	(0.6)%	18,962	3.0%	18,896	18,413
Other sales(1)	3,334	21.4%	2,747	9.2%	2,544	2,515

Total sales	$108,465	10.3%	$98,375	3.9%	$96,619	$94,661

(1)              Other sales primarily relate to sales at convenience stores, excluding fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; a specialty pharmacy; in-store health clinics; and online sales by Vitacost.com.

(2)              This column represents the sales percentage increases in 2014, compared to 2013.

(3)              This column represents the sales percentage increases in 2013, compared to 2012 Adjusted.

(4)              The 2012 Adjusted column represents the items presented in the 2012 column as adjusted to remove the Extra Week.

Total sales increased in 2014, compared to 2013, by 10.3%.  This increase in 2014 total sales, compared to 2013, was primarily due to our merger with Harris Teeter, which closed on January 28, 2014, and an increase in identical supermarket sales, excluding fuel, of 5.2%.  Identical supermarket sales, excluding fuel for 2014, compared to 2013, increased primarily due to an increase in the number of households shopping with us, an increase in visits per household and product cost inflation.  Total fuel sales decreased in 2014, compared to 2013, primarily due to a 6.8% decrease in the average retail fuel price, partially offset by an increase in fuel gallons sold of 6.6%.

Total sales increased in 2013, compared to 2012, by 1.82%.  The increase in 2013 total sales, compared to 2012, was primarily due to our identical supermarket sales increase, excluding fuel, of 3.6%, partially offset by the Extra Week in fiscal 2012.  Total sales increased in 2013, compared to 2012 adjusted total sales, by 3.9%.  The increase in 2013 total sales, compared to 2012 adjusted total sales, was primarily due to our identical supermarket sales increase, excluding fuel, of 3.6%.  Identical supermarket sales, excluding fuel, increased in 2013, compared to 2012, primarily due to an increase in number of households shopping with us, an increase in visits per household and product cost inflation.   Total fuel sales increased in 2013, compared to 2012 adjusted total sales, primarily due to an increase in fuel gallons sold of 5.2% partially offset by a decrease in the average retail fuel price of 2.9%.

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

Identical Supermarket Sales

(dollars in millions)

	2014	2013
Including supermarket fuel centers	$97,323	$93,435
Excluding supermarket fuel centers	$82,987	$78,878
Including supermarket fuel centers	4.2%	3.3	%(1)
Excluding supermarket fuel centers	5.2%	3.6	%(1)

(1)                   Identical supermarket sales for 2013 were calculated on a 52 week basis by excluding week 1 of fiscal 2012 in our 2012 identical supermarket sales base.

Gross Margin and FIFO Gross Margin

We calculate gross margin as sales less merchandise costs, including advertising, warehousing, and transportation expenses.  Merchandise costs exclude depreciation and rent expenses.  Our gross margin rates, as a percentage of sales, were 21.16% in 2014, 20.57% in 2013 and 20.59% in 2012.  The increase in 2014, compared to 2013, resulted primarily from the effect of our merger with Harris Teeter, an increase in fuel gross margin rate and a reduction in warehouse and transportation costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers and an increase in our LIFO charge, as a percentage of sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, had a positive effect on our gross margin rate in 2014 since Harris Teeter has a higher gross margin rate as compared to total Company without Harris Teeter.  The increase in fuel gross margin rate for 2014, compared to 2013, resulted primarily from an increase in fuel margin per gallon sold of $0.19 in 2014, compared to $0.14 in 2013.  The decrease in 2013, compared to 2012, resulted primarily from continued investments in lower prices for our customers and increased shrink and advertising costs, as a percentage of sales, offset partially by a growth rate in retail fuel sales that was lower than the total Company sales growth rate.  Our retail fuel operations lower our gross margin rate, as a percentage of sales, due to the very low gross margin on retail fuel sales as compared to non-fuel sales.  A lower growth rate in retail fuel sales, as compared to the growth rate for the total Company, increases the gross margin rates, as a percentage of sales, when compared to the prior year.

We calculate FIFO gross margin as sales less merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the LIFO charge.  Merchandise costs exclude depreciation and rent expenses.  Our LIFO charge was $147 million in 2014, $52 million in 2013 and $55 million in 2012.  FIFO gross margin is a non-GAAP financial measure and should not be considered as an alternative to gross margin or any other GAAP measure of performance.  FIFO gross margin should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

Our FIFO gross margin rates, as a percentage of sales, were 21.30% in 2014, 20.62% in 2013 and 20.65% in 2012.  Our retail fuel operations lower our FIFO gross margin rate, as a percentage of sales, due to the very low FIFO gross margin rate on retail fuel as compared to non-fuel sales.  Excluding the effect of retail fuel, our FIFO gross margin rate decreased three basis points in 2014, as a percentage of sales, compared to 2013.  The decrease in FIFO gross margin rates, excluding retail fuel, in 2014, compared to 2013, resulted primarily from continued investments in lower prices for our customers, offset partially by the effect of our merger with Harris Teeter and a reduction of warehouse and transportation costs, as a percentage of sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased 14 basis points in 2013, as a percentage of sales, compared to 2012.  The decrease in FIFO gross margin rates, excluding retail fuel, in 2013, compared to 2012, resulted primarily from continued investments in lower prices for our customers and increased shrink and advertising costs, as a percentage of sales.

LIFO Charge

The LIFO charge was $147 million in 2014, $52 million in 2013 and $55 million in 2012.  In 2014, we experienced higher levels of product cost inflation, compared to 2013.  In 2014, our LIFO charge primarily resulted from annualized product cost inflation related to pharmacy, grocery, deli, meat and seafood.  We experienced relatively consistent levels of product cost inflation in 2013, compared to 2012.  In 2013, our LIFO charge resulted primarily from an annualized product cost inflation related to meat, seafood and pharmacy.  In 2012, our LIFO charge resulted primarily from an annualized product cost inflation related to grocery, natural foods, meat, deli and bakery, general merchandise and grocery, partially offset by deflation in seafood and manufactured product.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, health care benefits and retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 15.82% in 2014, 15.45% in 2013 and 15.37% in 2012.  The increase in OG&A expenses, as a percentage of sales, in 2014, compared to 2013, resulted primarily from the 2014 Contributions, expenses related to commitments and withdrawal liabilities arising from restructuring of certain pension plan agreements to help stabilize associates future pension benefits, the effect of fuel, the effect of our merger with Harris Teeter and increases in credit card fees and incentive plan costs, as a percentage of sales, partially offset by increased supermarket sales growth, productivity improvements and effective cost controls at the store level.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased our OG&A rate, as a percentage of sales, since Harris Teeter has a higher OG&A rate as compared to the total Company without Harris Teeter.  The increase in OG&A rate in 2013, compared to 2012, resulted primarily from the 2012 settlement with Visa and MasterCard and a reduction in our obligation to fund the UFCW Consolidated Pension Plan created in January 2012, the effect of fuel and increased incentive plan costs, as a percentage of sales, offset partially by increased identical supermarket sales growth, productivity improvements and effective cost controls at the store level.

Our retail fuel operations reduce our overall OG&A rate, as a percentage of sales, due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel, the 2014 Contributions and the 2014 Adjusted Items, decreased 19 basis points in 2014, compared to 2013, adjusted for the 2013 Adjusted Items.  The decrease in our adjusted OG&A rate in 2014, compared to 2013, resulted primarily from increased supermarket sales growth, productivity improvements and effective cost controls at the store level, offset partially by the effect of our merger with Harris Teeter and increases in credit card fees and incentive plan costs, as a percentage of sales.  OG&A expenses, as a percentage of sales excluding fuel and the 2013 Adjusted Items, decreased 17 basis points in 2013, compared to 2012, adjusted for the 2012 Adjusted Items.  The decrease in our adjusted OG&A rate in 2013, compared to 2012, resulted primarily from increased identical supermarket sales growth, productivity improvements and effective cost controls at the store level, offset partially by increased incentive plan costs, as a percentage of sales.

Rent Expense

Rent expense was $707 million in 2014, compared to $613 million in 2013 and $628 million in 2012.  Rent expense, as a percentage of sales, was 0.65% in 2014, compared to 0.62% in 2013 and 0.65% in 2012.  The increase in rent expense, as a percentage of sales, in 2014, compared to 2013, is due to the effect of our merger with Harris Teeter, partially offset by our continued emphasis to own rather than lease, whenever possible, and the benefit of increased sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased rent expense, as a percentage of sales, since Harris Teeter has a higher rent expense rate compared to the total Company without Harris Teeter.  The decrease in rent expense, as a percentage of sales, in 2013, compared to 2012, is due to our continued emphasis to own rather than lease, whenever possible, and the benefit of increased sales.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.9 billion, compared to $1.7 billion in 2013 and 2012.  Depreciation and amortization expense, as a percentage of sales, was 1.80% in 2014, 1.73% in 2013 and 1.71% in 2012.  The increase in depreciation and amortization expense for 2014, compared to 2013, in total dollars, was due to the effect of our merger with Harris Teeter and our increased spending in capital investments, including acquisitions and lease buyouts, of $3.1 billion in 2014.   The increase in depreciation and amortization expense, as a percentage of sales, from 2014, compared to 2013, is primarily due to the effect of our merger with Harris Teeter and our increased spending in capital investments, partially offset by increased supermarket sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased our depreciation and amortization expense, as a percentage of sales, since Harris Teeter has a higher depreciation expense rate as compared to the total Company without Harris Teeter.  The increase in depreciation and amortization expense, as a percentage of sales, from 2013, compared to 2012, is primarily the result of increased spending in capital investments, partially offset by increases in supermarket sales and the Extra Week.

Operating Profit and Adjusted FIFO Operating Profit

Operating profit was $3.1 billion in 2014, $2.7 billion in 2013 and $2.8 billion in 2012.  Operating profit, as a percentage of sales, was 2.89% in 2014, 2.77% in 2013 and 2.86% in 2012.  Operating profit, as a percentage of sales, increased 12 basis points in 2014, compared to 2013, primarily from the effect of our merger with Harris Teeter, an increase in fuel gross margin rate and a reduction in warehouse and transportation costs, rent and depreciation and amortization expenses, as a percentage of sales, partially offset by continued investments in lower prices for our customers and an increase in the LIFO charge, as a percentage of sales.  Operating profit, as a percentage of sales, decreased 9 basis points in 2013, compared to 2012, primarily from continued investments in lower prices for our customers, the 2012 settlement with Visa and MasterCard and the reduction in our obligation to fund the UFCW Consolidated Pension Plan created in January 2012 and increased shrink and advertising costs, as a percentage of sales, partially offset by productivity improvements, effective cost controls at store level and a reduction in rent expense, as a percentage of sales.

We calculate FIFO operating profit as operating profit excluding the LIFO charge.  FIFO operating profit is a non-GAAP financial measure and should not be considered as an alternative to operating profit or any other GAAP measure of performance.  FIFO operating profit should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO operating profit is an important measure used by management to evaluate operational effectiveness.  Management believes FIFO operating profit is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.  Since fuel discounts are earned based on in-store purchases, fuel operating profit does not include fuel discounts, which are allocated to our in-store supermarket location departments.  We also derive OG&A, rent and depreciation and amortization expenses through the use of estimated allocations in the calculation of fuel operating profit.

FIFO operating profit was $3.3 billion in 2014 and $2.8 billion in 2013 and 2012.  Excluding the Extra Week in 2012, FIFO operating profit was $2.7 billion.  FIFO operating profit, as a percentage of sales, was 3.03% in 2014, 2.82% in 2013 and 2.92% in 2012.  FIFO operating profit, as a percentage of sales excluding the Extra Week in 2012, was 2.87%.  FIFO operating profit, excluding the 2014, 2013 and 2012 Adjusted Items and the 2014 Contributions, was $3.5 billion in 2014, $2.8 billion in 2013 and $2.6 billion in 2012.  FIFO operating profit, as a percentage of sales excluding the 2014, 2013 and 2012 Adjusted Items and the 2014 Contributions, was 3.24% in 2014, 2.84% in 2013 and 2.75% in 2012.

Retail fuel sales lower our overall FIFO operating profit rate due to the very low FIFO operating profit rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  FIFO operating profit, as a percentage of sales excluding fuel, the 2014 Contributions and the 2014 Adjusted Items, increased 10 basis points in 2014, compared to 2013, adjusted for the 2013 Adjusted Items.  The increase in our adjusted FIFO operating profit rate in 2014, compared to 2013, was primarily due to the effect of our merger with Harris Teeter and a reduction in warehouse and transportation costs, improvements in OG&A, rent and depreciation and amortization expense, as a percentage of sales, partially offset by continued investments in lower prices for our customers.  FIFO operating profit, as a percentage of sales excluding fuel and the 2013 Adjusted Items, increased 11 basis points in 2013, compared to 2012, adjusted for the 2012 Adjusted Items.  The increase in our adjusted FIFO operating profit rate in 2013, compared to 2012, was primarily due to improvements in OG&A and rent expenses, as a percentage of sales, offset partially by continued investments in lower prices for our customers and increased shrink and advertising costs, as a percentage of sales.

Interest Expense

Interest expense totaled $488 million in 2014, $443 million in 2013 and $462 million in 2012.  The increase in interest expense in 2014, compared to 2013, resulted primarily from an increase in net total debt, primarily due to financing the merger with Harris Teeter and repurchases of our outstanding common shares.  The decrease in interest expense in 2013, compared to 2012, resulted primarily from a lower weighted average interest rate, offset partially by a decrease in the net benefit from interest rate swaps and the Extra Week.

Income Taxes

Our effective income tax rate was 34.1% in 2014, 32.9% in 2013 and 34.5% in 2012.  The 2014 and 2013 tax rates differed from the federal statutory rate primarily as a result of the utilization of tax credits, the Domestic Manufacturing Deduction and other changes, partially offset by the effect of state income taxes.  The 2013 benefit from the Domestic Manufacturing deduction was greater than 2014 and 2012 due to the amendment of prior years’ tax returns to claim additional benefit available in years still under review by the Internal Revenue Service.  The 2012 tax rate differed from the federal statutory rate primarily as a result of the utilization of tax credits, the favorable resolution of certain tax issues and other changes, partially offset by the effect of state income taxes.

COMMON SHARE REPURCHASE PROGRAMS

We maintain share repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 and allow for the orderly repurchase of our common shares, from time to time.  We made open market purchases of our common shares totaling $1.1 billion in 2014, $338 million in 2013 and $1.2 billion in 2012 under these repurchase programs.  In addition to these repurchase programs, we also repurchase common shares to reduce dilution resulting from our employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.  We repurchased approximately $155 million in 2014, $271 million in 2013 and $96 million in 2012 of our common shares under the stock option program.

The shares repurchased in 2014 were acquired under three separate share repurchase programs.  The first is a $500 million repurchase program that was authorized by our Board of Directors on October 16, 2012.  The second is a $1 billion repurchase program that was authorized by our Board of Directors on March 13, 2014, that replaced the first referenced program.  The third is a program that uses the cash proceeds from the exercises of stock options by participants in our stock option and long-term incentive plans as well as the associated tax benefits.  On June 26, 2014, we announced a new $500 million share repurchase program that was authorized by our Board of Directors, replacing the $1 billion repurchase program that was authorized by our Board of Directors on March 13, 2014.  As of January 31, 2015, we have not repurchased any shares utilizing the June 26, 2014 repurchase program.

CAPITAL INVESTMENTS

Capital investments, including changes in construction-in-progress payables and excluding acquisitions and the purchase of leased facilities, totaled $2.8 billion in 2014, $2.3 billion in 2013 and $2.0 billion in 2012.  Capital investments for acquisitions totaled $252 million in 2014, $2.3 billion in 2013 and $122 million in 2012.  Payments for acquisitions of $2.3 billion in 2013 relate to our merger with Harris Teeter.  Refer to Note 2 to the Consolidated Financial Statements for more information on the merger with Harris Teeter.  Capital investments for the purchase of leased facilities totaled $135 million in 2014, $108 million in 2013 and $73 million in 2012.  The table below shows our supermarket storing activity and our total food store square footage:

Supermarket Storing Activity

	2014	2013	2012
Beginning of year	2,640	2,424	2,435
Opened	33	17	18
Opened (relocation)	13	7	7
Acquired	—	227	—
Closed (operational)	(48)	(28)	(29)
Closed (relocation)	(13)	(7)	(7)

End of year	2,625	2,640	2,424

Total food store square footage (in millions)	162	161	149

RETURN ON INVESTED CAPITAL

We calculate return on invested capital (“ROIC”) by dividing adjusted operating profit for the prior four quarters by the average invested capital.  Adjusted operating profit is calculated by excluding certain items included in operating profit, and adding our LIFO charge, depreciation and amortization and rent.  Average invested capital is calculated as the sum of (i) the average of our total assets, (ii) the average LIFO reserve, (iii) the average accumulated depreciation and amortization and (iv) a rent factor equal to total rent for the last four quarters multiplied by a factor of eight; minus (i) the average taxes receivable, (ii) the average trade accounts payable, (iii) the average accrued salaries and wages and (iv) the average other current liabilities.  Averages are calculated for return on invested capital by adding the beginning balance of the first quarter and the ending balance of the fourth quarter, of the last four quarters, and dividing by two.  We use a factor of eight for our total rent as we believe this is a common factor used by our investors and analysts.  ROIC is a non-GAAP financial measure of performance.  ROIC should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  ROIC is an important measure used by management to evaluate our investment returns on capital.  Management believes ROIC is a useful metric to investors and analysts because it measures how effectively we are deploying our assets.  All items included in the calculation of ROIC are GAAP measures, excluding certain adjustments to operating profit.

Although ROIC is a relatively standard financial term, numerous methods exist for calculating a company’s ROIC.  As a result, the method used by our management to calculate ROIC may differ from methods other companies use to calculate their ROIC.  We urge you to understand the methods used by other companies to calculate their ROIC before comparing our ROIC to that of such other companies.

The following table provides a calculation of ROIC for 2014 and 2013.  The calculation of the numerator in the table below only includes Harris Teeter in 2014.  The calculation of the denominator excludes the assets and liabilities recorded as of February 1, 2014 for Harris Teeter due to the merger being completed at the end of 2013 ($ in millions):

	January 31, 2015	February 1, 2014
Return on Invested Capital
Numerator
Operating profit	$3,137	$2,725
LIFO charge	147	52
Depreciation and amortization	1,948	1,703
Rent	707	613
Adjustments for pension plan agreements	87	—
Other	—	16
Adjusted operating profit	$6,026	$5,109

Denominator
Average total assets	$29,919	$26,958
Average taxes receivable(1)	(19)	(10)
Average LIFO reserve	1,197	1,124
Average accumulated depreciation and amortization	16,057	14,991
Average trade accounts payable	(4,967)	(4,683)
Average accrued salaries and wages	(1,221)	(1,084)
Average other current liabilities(2)	(2,780)	(2,544)
Adjustment for Harris Teeter (3)	—	(1,618)
Rent x 8	5,656	4,904
Average invested capital	$43,842	$38,038
Return on Invested Capital	13.74%	13.43%

(1)         Taxes receivable were $20 as of January 31, 2015, $18 as of February 1, 2014 and $2 as of February 2, 2013.

(2)         Other current liabilities included accrued income taxes of $5 as of January 31, 2015, $92 as of February 1, 2014 and $128 as of February 2, 2013.  Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

(3)         Harris Teeter’s invested capital has been excluded from the calculation for 2013 due to the merger being completed at the end of 2013.

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

Self-Insurance Costs

We primarily are self-insured for costs related to workers’ compensation and general liability claims.  The liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through January 31, 2015.  We establish case reserves for reported claims using case-basis evaluation of the underlying claim data and we update as information becomes known.

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

Impairments of Long-Lived Assets

We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value.  Fair value is determined based on market values or discounted future cash flows.  We record impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for disposal, we adjust the value of the property and equipment to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions.  We recognize impairment for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  We recorded asset impairments in the normal course of business totaling $37 million in 2014, $39 million in 2013 and $18 million in 2012.  We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

Goodwill

Our goodwill totaled $2.3 billion as of January 31, 2015.  We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events.  We perform reviews of each of our operating divisions and variable interest entities (collectively, “reporting units”) that have goodwill balances.  Fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment.  We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future.  If we identify potential for impairment, we measure the fair value of a reporting unit against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill.  We recognize goodwill impairment for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value.

In 2014, goodwill increased $160 million due to our merger with Vitacost.com which closed on August 18, 2014.  In addition, goodwill increased $9 million in 2014 and $901 million in 2013 due to our merger with Harris Teeter which closed on January 28, 2014.  For additional information related to the allocation of the purchase price for Vitacost.com and Harris Teeter, refer to Note 2 to the Consolidated Financial Statements.

The annual evaluation of goodwill performed for our other reporting units during the fourth quarter of 2014, 2013 and 2012 did not result in impairment.  Based on current and future expected cash flows, we believe goodwill impairments are not reasonably likely.  A 10% reduction in fair value of our reporting units would not indicate a potential for impairment of our goodwill balance.

For additional information relating to our results of the goodwill impairment reviews performed during 2014, 2013 and 2012 see Note 3 to the Consolidated Financial Statements.

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

Store Closing Costs

We provide for closed store liabilities on the basis of the present value of the estimated remaining non-cancellable lease payments after the closing date, net of estimated subtenant income.  We estimate the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed stores.  We usually pay closed store lease liabilities over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years.  Adjustments to closed store liabilities primarily relate to changes in subtenant income and actual exit costs differing from original estimates.  We make adjustments for changes in estimates in the period in which the change becomes known.  We review store closing liabilities quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs is adjusted to earnings in the proper period.

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

The determination of our obligation and expense for Company-sponsored pension plans and other post-retirement benefits is dependent upon our selection of assumptions used by actuaries in calculating those amounts.  Those assumptions are described in Note 15 to the Consolidated Financial Statements and include, among others, the discount rate, the expected long-term rate of return on plan assets, mortality and the rate of increases in compensation and health care costs.  Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in future periods.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions, including the discount rate used and the expected return on plan assets, may materially affect our pension and other post-retirement obligations and our future expense.  Note 15 to the Consolidated Financial Statements discusses the effect of a 1% change in the assumed health care cost trend rate on other post-retirement benefit costs and the related liability.

The objective of our discount rate assumptions was intended to reflect the rates at which the pension benefits could be effectively settled.  In making this determination, we take into account the timing and amount of benefits that would be available under the plans.  Our methodology for selecting the discount rates was to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 3.87% and 3.74% discount rates as of year-end 2014 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant.  We utilized a discount rate of 4.99% and 4.68% as of year-end 2013 for pension and other benefits, respectively.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of January 31, 2015, by approximately $500 million.

To determine the expected rate of return on pension plan assets held by Kroger for 2014, we considered current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.  In 2014, we decreased our assumed pension plan investment return rate to 7.44%, compared to 8.50% in 2013 and 2012.  Our pension plan’s average rate of return was 7.58% for the 10 calendar years ended December 31, 2014, net of all investment management fees and expenses.  The value of all investments in our Company-sponsored defined benefit pension plans during the calendar year ending December 31, 2014, net of investment management fees and expenses, increased 5.65%.  For the past 20 years, our average annual rate of return has been 9.58%.  Based on the above information and forward looking assumptions for investments made in a manner consistent with our target allocations, we believe a 7.44% rate of return assumption is reasonable for 2014.  See Note 15 to the Consolidated Financial Statements for more information on the asset allocations of pension plan assets.

On January 31, 2015, we adopted new mortality tables based on mortality experience and assumptions for generational mortality improvement in calculating our 2014 year end pension obligation.  The tables assume an improvement in life expectancy and increase our benefit obligation and future expenses.  We used the RP-2000 projected 2021 mortality table in calculating our 2013 year end pension obligation and 2014, 2013 and 2012 pension expense.

Sensitivity to changes in the major assumptions used in the calculation of Kroger’s pension plan liabilities is illustrated below (in millions).

	Percentage Point Change	Projected Benefit Obligation Decrease/(Increase)	Expense Decrease/(Increase)
Discount Rate	+/- 1.0%	$500/(613)	$30/($40)
Expected Return on Assets	+/- 1.0%	—	$31/($31)

In 2014, we did not contribute to our Company-sponsored defined benefit plans and do not expect to make any contributions to this plan in 2015.  We contributed $100 million in 2013 and $71 million in 2012 to our Company-sponsored defined benefit pension plans.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of contributions.

We contributed and expensed $177 million in 2014, $148 million in 2013 and $140 million in 2012 to employee 401(k) retirement savings accounts.  The increase in 2014 is due to the effect of our merger with Harris Teeter.  The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, plan compensation, and length of service.

Multi-Employer Pension Plans

We contribute to various multi-employer pension plans, including the UFCW Consolidated Pension Plan, based on obligations arising from collective bargaining agreements.  We are designated as the named fiduciary of the UFCW Consolidated Pension Plan and have sole investment authority over these assets.  These multi-employer pension plans provide retirement benefits to participants based on their service to contributing employers.  The benefits are paid from assets held in trust for that purpose.  Trustees are appointed in equal number by employers and unions.  The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

In the first quarter of 2014, we incurred a charge of $56 million (after-tax) related to commitments and withdrawal liabilities associated with the restructuring of pension plan agreements, of which $15 million was contributed to the UFCW Consolidated Pension Plan in 2014.  We are required to contribute an additional $75 million over the next four years related to the restructuring of these pension plan agreements.

We recognize expense in connection with these plans as contributions are funded or, in the case of the UFCW Consolidated Pension Plan, when commitments are made, in accordance with GAAP.  We made cash contributions to these plans of $297 million in 2014, $228 million in 2013 and $492 million in 2012.  The cash contributions for 2012 include our $258 million contribution to the UFCW Consolidated Pension Plan in the fourth quarter of 2012.

Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in most of the multi-employer plans to which we contribute substantially exceeds the value of the assets held in trust to pay benefits.  We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2014.  Because we are only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of our contributions to the total of all contributions to these plans in a year as a way of assessing our “share” of the underfunding.  Nonetheless, the underfunding is not a direct obligation or liability of ours or of any employer except as noted above.  As of December 31, 2014, we estimate that our share of the underfunding of multi-employer plans to which we contribute was $1.8 billion, pre-tax, or $1.2 billion, after-tax.  This represents an increase in the estimated amount of underfunding of approximately $200 million, pre-tax, or $130 million, after-tax, as of December 31, 2014, compared to December 31, 2013.  The increase in the amount of underfunding is attributable to lower than expected returns on the assets held in the multi-employer plans during 2014.  Our estimate is based on the most current information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.

We have made and disclosed this estimate not because, except as noted above, this underfunding is a direct liability of ours.  Rather, we believe the underfunding is likely to have important consequences.  In 2015, we expect to contribute approximately $250 million to multi-employer pension plans, subject to collective bargaining and capital market conditions.  We expect increases in expense as a result of increases in multi-employer pension plan contributions over the next few years.  Finally, underfunding means that, in the event we were to exit certain markets or otherwise cease making contributions to these funds, we could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.

The amount of underfunding described above is an estimate and could change based on contract negotiations, returns on the assets held in the multi-employer plans and benefit payments.  The amount could decline, and our future expense would be favorably affected, if the values of the assets held in the trust significantly increase or if further changes occur through collective bargaining, trustee action or favorable legislation.  On the other hand, our share of the underfunding could increase and our future expense could be adversely affected if the asset values decline, if employers currently contributing to these funds cease participation or if changes occur through collective bargaining, trustee action or adverse legislation.  We continue to evaluate our potential exposure to under-funded multi-employer pension plans.  Although these liabilities are not a direct obligation or liability of ours, any commitments to fund certain multi-employer plans will be expensed when our commitment is probable and an estimate can be made.

See Note 16 to the Consolidated Financial Statements for more information relating to our participation in these multi-employer pension plans.

Uncertain Tax Positions

We review the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in our Consolidated Financial Statements.  Refer to Note 5 to the Consolidated Financial Statements for the amount of unrecognized tax benefits and other disclosures related to uncertain tax positions.

Various taxing authorities periodically audit our income tax returns.  These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, we record allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 31, 2015, the Internal Revenue Service had concluded its examination of our 2008 and 2009 federal tax returns.  Tax years 2010 through 2013 remain under examination.

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

Inventories

Inventories are stated at the lower of cost (principally on a LIFO basis) or market.  In total, approximately 95% of inventories in 2014 and 2013 were valued using the LIFO method.  Cost for the balance of the inventories, including substantially all fuel inventories, was determined using the FIFO method.  Replacement cost was higher than the carrying amount by $1.2 billion at January 31, 2015 and February 1, 2014.  We follow the Link-Chain, Dollar-Value LIFO method for purposes of calculating our LIFO charge or credit.

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

Vendor Allowances

We recognize all vendor allowances as a reduction in merchandise costs when the related product is sold.  In most cases, vendor allowances are applied to the related product cost by item, and therefore reduce the carrying value of inventory by item.  When it is not practicable to allocate vendor allowances to the product by item, we recognize vendor allowances as a reduction in merchandise costs based on inventory turns and as the product is sold.  We recognized approximately $6.9 billion in 2014 and $6.2 billion in 2013 and 2012 of vendor allowances as a reduction in merchandise costs.  We recognized approximately 93% of all vendor allowances in the item cost with the remainder being based on inventory turns.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board (“FASB”) amended its standards on comprehensive income by requiring disclosure of information about amounts reclassified out of AOCI by component.  Specifically, the amendment requires disclosure of the effect of significant reclassifications out of AOCI on the respective line items in net income in which the item was reclassified if the amount being reclassified is required to be reclassified to net income in its entirety in the same reporting period.  It requires cross reference to other disclosures that provide additional detail for amounts that are not required to be reclassified in their entirety in the same reporting period.  This new disclosure became effective for us beginning February 3, 2013, and was adopted prospectively in accordance with the standard.  See Note 9 to the Consolidated Financial Statements for our disclosures related to this amended standard.

In July 2013, the FASB amended Accounting Standards Codification 740, “Income Taxes.” The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This amendment became effective for us beginning February 2, 2014, and was adopted prospectively in accordance with the standard. The adoption of this amendment did not have an effect on net income and did not have a significant effect on the Consolidated Balance Sheets.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for us in the first quarter of its fiscal year ending January 27, 2018. Early adoption is not permitted.  We are currently in the process of evaluating the effect of adoption of this ASU on the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $4.2 billion of cash from operations in 2014, compared to $3.6 billion in 2013 and $3.0 billion in 2012.  The cash provided by operating activities came from net earnings including non-controlling interests adjusted primarily for non-cash expenses of depreciation and amortization, the LIFO charge and changes in working capital.  The increase in net cash provided by operating activities in 2014, compared to 2013, resulted primarily due to an increase in net earnings including non-controlling interests, which include the results of Harris Teeter, an increase in non-cash items, a reduction in contributions to Company-sponsored pension plans and changes in working capital.  The increase in non-cash items in 2014, as compared to 2013, was primarily due to increases in depreciation and amortization expense and the LIFO charge.

Cash provided (used) by operating activities for changes in working capital was ($49) million in 2014, compared to $63 million in 2013 and ($211) million in 2012.  The increase in cash used by operating activities for changes in working capital in 2014, compared to 2013, was primarily due to an increase in cash used for receivables and a decrease in cash provided by trade accounts payables, partially offset by an increase in cash provided by accrued expenses.

The increase in net cash provided by operating activities in 2013, compared to 2012, resulted primarily due to changes in working capital and long-term liabilities. The increase in cash provided by operating activities for changes in working capital in 2013, compared to 2012, was primarily due to a decrease in cash used for deposits in-transit, prepaid expenses and receivables.  The use of cash for the payment of long-term liabilities decreased in 2013, as compared to 2012, primarily due to our funding of the remaining unfunded actuarial accrued liability for the UFCW Consolidated Pension Plan in 2012.

The amount of cash paid for income taxes increased in 2014, compared to 2013, primarily due to an increase in net earnings including non-controlling interests.  The amount of cash paid for income taxes increased in 2013, compared to 2012, primarily due to additional deductions taken in 2012 related to the funding of our pension contributions and union health benefits.

Net cash used by investing activities

Cash used by investing activities was $3.1 billion in 2014, compared to $4.8 billion in 2013 and $2.2 billion in 2012.  The amount of cash used by investing activities decreased in 2014, compared to 2013, due to decreased payments for acquisitions, offset primarily by increased payments for capital investments.  The amount of cash used by investing activities increased in 2013, compared to 2012, due to increased payments for capital investments and acquisitions.  Capital investments, including payments for lease buyouts and excluding acquisitions, were $2.8 billion in 2014, $2.3 billion in 2013 and $2.1 billion in 2012.  Acquisitions were $252 million in 2014, $2.3 billion in 2013 and $122 million in 2012.  The decrease in payments for acquisitions in 2014, compared to 2013, and the increase in payments for acquisitions in 2013, compared to 2012, was primarily due to our merger with Harris Teeter in 2013.  Refer to the “Capital Investments” section for an overview of our supermarket storing activity during the last three years.

Net cash provided (used) by financing activities

Financing activities provided (used) cash of ($1.2) billion in 2014, $1.4 billion in 2013 and ($721) million in 2012.  The increase in the amount of cash used for financing activities in 2014, compared to 2013, was primarily related to decreased proceeds from the issuance of long-term debt and increased treasury stock purchases, offset partially by decreased payments on long-term debt.  The increase in cash provided by financing activities in 2013, compared to 2012, was primarily related to increased proceeds from the issuance of long-term debt, primarily to finance our merger with Harris Teeter, and a reduction in payments on long-term debt and treasury stock purchases, offset partially by net payments on our commercial paper program.  Proceeds from the issuance of long-term debt were $576 million in 2014, $3.5 billion in 2013 and $863 million in 2012.  Net borrowings (payments) provided from our commercial paper program were $25 million in 2014, ($395) million in 2013 and $1.3 billion in 2012.  Please refer to the “Debt Management” section of MD&A for additional information.  We repurchased $1.3 billion of Kroger common shares in 2014, compared to $609 million in 2013 and $1.3 billion in 2012.  We paid dividends totaling $338 million in 2014, $319 million in 2013 and $267 million in 2012.

Debt Management

Total debt, including both the current and long-term portions of capital lease and lease-financing obligations increased $346 million to $11.7 billion as of year-end 2014, compared to 2013.  The increase in 2014, compared to 2013, resulted primarily from the issuance of (i) $500 million of senior notes bearing an interest rate of 2.95% and (ii) an increase in commercial paper of $25 million, partially offset by payments at maturity of $300 million of senior notes bearing an interest rate of 4.95%.  The increase in financing obligations was due to partially funding our outstanding common share repurchases.

Total debt, including both the current and long-term portions of capital lease and lease-financing obligations increased $2.4 billion to $11.3 billion as of year-end 2013, compared to 2012.  The increase in 2013, compared to 2012, resulted from the issuance of (i) $600 million of senior notes bearing an interest rate of 3.85%, (ii) $400 million of senior notes bearing an interest rate of 5.15%, (iii) $500 million of senior notes bearing an interest rate of 3-month London Inter-Bank Offering Rate (“LIBOR”) plus 53 basis points, (iv) $300 million of senior notes bearing an interest rate of 1.2%, (v) $500 million of senior notes bearing an interest rate of 2.3%, (vi) $700 million of senior notes bearing an interest rate of 3.3%, and (vii) $500 million of senior notes bearing an interest rate of 4.0%, offset partially by a reduction in commercial paper of $395 million and payments at maturity of $400 million of senior notes bearing an interest rate of 5.0% and $600 million of senior notes bearing an interest rate of 7.5%. This increase in financing obligations was due to partially funding our merger with Harris Teeter, refinancing our debt maturities in 2013 and replacing the senior notes that matured in the fourth quarter of 2012, offset partially by the payment at maturity of our $400 million of senior notes bearing an interest rate of 5.0%, $600 million of senior notes bearing an interest rate of 7.5% and a reduction in commercial paper of $395 million.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to be approximately $5.2 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of 2014.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.3 billion of commercial paper and $500 million of senior notes maturing in the next twelve months, which is included in the $5.2 billion in estimated liquidity needs.  We expect to refinance this debt, in 2015, by issuing additional senior notes or commercial paper on favorable terms based on our past experience.  We also currently plan to continue repurchases of common shares under the Company’s share repurchase programs.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

Factors Affecting Liquidity

We can currently borrow on a daily basis approximately $2.75 billion under our commercial paper (“CP”) program.  At January 31, 2015, we had $1.3 billion of CP borrowings outstanding.  CP borrowings are backed by our credit facility, and reduce the amount we can borrow under the credit facility.  If our short-term credit ratings fall, the ability to borrow under our current CP program could be adversely affected for a period of time and increase our interest cost on daily borrowings under our CP program.  This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity.  However, in the event of a ratings decline, we do not anticipate that our borrowing capacity under our CP program would be any lower than $500 million on a daily basis.  Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost on borrowings under the credit facility could be affected by an increase in our Leverage Ratio.  As of March 27, 2015, we had $1.0 billion of CP borrowings outstanding.  The decrease as of March 27, 2015, compared to year-end 2014, was due to applying cash from operations against our year-end CP outstanding borrowings.

Our credit facility requires the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”).  A failure to maintain our financial covenants would impair our ability to borrow under the credit facility. These financial covenants and ratios are described below:

·                               Our Leverage Ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the credit facility) was 2.06 to 1 as of January 31, 2015.  If this ratio were to exceed 3.50 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.  In addition, our Applicable Margin on borrowings is determined by our Leverage Ratio.

·                               Our Fixed Charge Coverage Ratio (the ratio of Consolidated EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facility) was 4.99 to 1 as of January 31, 2015.  If this ratio fell below 1.70 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

Our credit agreement is more fully described in Note 6 to the Consolidated Financial Statements.  We were in compliance with our financial covenants at year-end 2014.

The tables below illustrate our significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of January 31, 2015 (in millions of dollars):

	2015	2016	2017	2018	2019	Thereafter	Total
Contractual Obligations (1) (2)
Long-term debt(3)	$1,844	$1,299	$736	$1,008	$773	$5,425	$11,085
Interest on long-term debt (4)	431	405	371	335	299	2,700	4,541
Capital lease obligations	63	60	58	49	45	409	684
Operating lease obligations	837	773	699	629	554	2,877	6,369
Low-income housing obligations	1	—	—	—	—	—	1
Financed lease obligations	14	14	14	14	14	104	174
Self-insurance liability (5)	216	123	88	58	35	79	599
Construction commitments(6)	366	—	—	—	—	—	366
Purchase obligations(7)	509	116	84	45	37	44	835

Total	$4,281	$2,790	$2,050	$2,138	$1,757	$11,638	$24,654

Other Commercial Commitments
Standby letters of credit	$233	$—	$—	$—	$—	$—	$233
Surety bonds	314	—	—	—	—	—	310

Total	$547	$—	$—	$—	$—	$—	$547

(1)                       The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $25 million in 2014. This table also excludes contributions under various multi-employer pension plans, which totaled $297 million in 2014.

(2)                       The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.

(3)                       As of January 31, 2015, we had $1.3 billion of borrowings of commercial paper and no borrowings under our credit agreement.

(4)                       Amounts include contractual interest payments using the interest rate as of January 31, 2015, and stated fixed and swapped interest rates, if applicable, for all other debt instruments.

(5)                       The amounts included in the contractual obligations table for self-insurance liability related to workers’ compensation claims have been stated on a present value basis.

(6)                       Amounts include funds owed to third parties for projects currently under construction.  These amounts are reflected in other current liabilities in our Consolidated Balance Sheets.

(7)                       Amounts include commitments, many of which are short-term in nature, to be utilized in the normal course of business, such as several contracts to purchase raw materials utilized in our manufacturing plants and several contracts to purchase energy to be used in our stores and manufacturing facilities.  Our obligations also include management fees for facilities operated by third parties and outside service contracts.  Any upfront vendor allowances or incentives associated with outstanding purchase commitments are recorded as either current or long-term liabilities in our Consolidated Balance Sheets.

As of January 31, 2015, we maintained a $2.75 billion (with the ability to increase by $750 million), unsecured revolving credit facility that, unless extended, terminates on June 30, 2019.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  As of January 31, 2015, we had $1.3 billion of borrowings of commercial paper and no borrowings under our credit agreement.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $10 million as of January 31, 2015.

In addition to the available credit mentioned above, as of January 31, 2015, we had authorized for issuance $2 billion of securities under a shelf registration statement filed with the SEC and effective on December 13, 2013.

We also maintain surety bonds related primarily to our self-insured workers’ compensation claims.  These bonds are required by most states in which we are self-insured for workers’ compensation and are placed with predominately third-party insurance providers to insure payment of our obligations in the event we are unable to meet our claim payment obligations up to our self-insured retention levels.   These bonds do not represent liabilities of ours, as we already have reserves on our books for the claims costs.  Market changes may make the surety bonds more costly and, in some instances, availability of these bonds may become more limited, which could affect our costs of, or access to, such bonds.  Although we do not believe increased costs or decreased availability would significantly affect our ability to access these surety bonds, if this does become an issue, we would issue letters of credit, in states where allowed, against our credit facility to meet the state bonding requirements.  This could increase our cost and decrease the funds available under our credit facility.

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

In addition to the above, we enter into various indemnification agreements and take on indemnification obligations in the ordinary course of business.  Such arrangements include indemnities against third party claims arising out of agreements to provide services to us; indemnities related to the sale of our securities; indemnities of directors, officers and employees in connection with the performance of their work; and indemnities of individuals serving as fiduciaries on benefit plans.  While our aggregate indemnification obligation could result in a material liability, we are not aware of any current matter that could result in a material liability.

OUTLOOK

This discussion and analysis contains certain forward-looking statements about our future performance.  These statements are based on management’s assumptions and beliefs in light of the information currently available to it.  Such statements are indicated by words such as “comfortable,” “committed,” “will,” “expect,” “goal,” “should,” “intend,” “target,” “believe,” “anticipate,” “plan,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

·                              We expect net earnings per diluted share in the range of $3.80-$3.90 for fiscal year 2015, which is consistent with our long-term net earnings per diluted share growth rate of 8 — 11%, growing off of 2014 adjusted net earnings of $3.52 per diluted share.

·                              We expect identical supermarket sales growth, excluding fuel sales, of 3.0%-4.0% in fiscal year 2015.

·                              We expect full-year FIFO non-fuel operating margin for 2015 to expand slightly compared to 2014, excluding the 2014 Adjusted Items.

·                              For 2015, we expect our annualized LIFO charge to be approximately $75 million.

·                              For 2015, we expect interest expense to be approximately $480 million.

·                              We plan to use cash flow primarily to maintain our current investment grade debt rating, fund capital investments, fund our cash dividend and repurchase shares of common stock.

·                              We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

·                              We expect capital investments, excluding mergers, acquisitions and purchases of leased facilities, to be $3.0 - $3.3 billion.  We expect total food store square footage for 2015 to grow approximately 2.0% - 2.5% before mergers, acquisitions and operational closings.

·                              For 2015, we expect our effective tax rate to be approximately 35.0%, excluding the resolution of certain tax items and potential changes to tax legislation.

·                              We do not anticipate goodwill impairments in 2015.

·                              For 2015, we expect to contribute approximately $250 million to multi-employer pension funds.  We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans.  Although these liabilities are not a direct obligation or liability of Kroger, any new agreements that would commit us to fund certain multi-employer plans will be expensed when our commitment is probable and an estimate can be made.

·                              In 2015, we will negotiate agreements with the UFCW for store associates in Columbus, Denver, Las Vegas, Louisville, Memphis and Portland, and agreements with the Teamsters covering several distribution and manufacturing facilities.  Negotiations this year will be challenging as we must have competitive cost structures in each market while meeting our associates’ needs for solid wages and good quality, affordable health care and retirement benefits.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements.  These include:

·                              The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates.  Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that natural disasters or weather conditions interfere with the ability of our lenders to lend to us.  Our ability to refinance maturing debt may be affected by the state of the financial markets.

·                              Our ability to use cash flow to continue to maintain our investment grade debt rating and repurchase shares, fund dividends and increase capital investments, could be affected by unanticipated increases in net total debt, our inability to generate cash flow at the levels anticipated, and our failure to generate expected earnings.

·                              Our ability to achieve sales, earnings and cash flow goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that fuel costs have on consumer spending; volatility of fuel margins; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; our ability to retain pharmacy sales from third party payors; consolidation in the health care industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; and the successful integration of Harris Teeter.  Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above.

·                              Our capital investments could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, if our logistics and technology or store projects are not completed on budget or within the time frame projected, or if economic conditions fail to improve, or worsen.

·                              During the first three quarters of each fiscal year, our LIFO charge and the recognition of LIFO expense is affected primarily by estimated year-end changes in product costs.  Our fiscal year LIFO charge is affected primarily by changes in product costs at year-end.

·                              If actual results differ significantly from anticipated future results for certain reporting units including variable interest entities, an impairment loss for any excess of the carrying value of the reporting units’ goodwill over the implied fair value would have to be recognized.

·                              Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

·                              Changes in our product mix may negatively affect certain financial indicators. For example, we continue to add supermarket fuel centers to our store base. Since gasoline generates low profit margins, we expect to see our FIFO gross profit margins decline as gasoline sales increase.

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly in 2015.

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

As of January 31, 2015, we maintained two interest rate swap agreements, with an aggregate notional amount totaling $100 million, to manage our exposure to changes in the fair value of our fixed rate debt resulting from interest rate movements by effectively converting a portion of our debt from fixed to variable rates.  These agreements mature in December 2018, and coincide with our scheduled debt maturities.  The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements as an adjustment to interest expense.  These interest rate swap agreements are being accounted for as fair value hedges.

As of January 31, 2015, we maintained 11 forward-starting interest rate swap agreements with maturity dates between October 2015 and August 2017 with an aggregate notional amount totaling $700 million.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  We entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on our forecasted issuances of debt in fiscal years 2015 and 2017.  The fixed interest rates for these forward-starting interest rate swaps range from 2.28% to 3.00%.  The variable rate component on the forward-starting interest rate swaps is 3 month LIBOR.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of January 31, 2015, the fair value of the interest rate swaps was recorded in other long-term liabilities for $39 million and accumulated other comprehensive income for $25 million net of tax.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines described above.  The guidelines may change as our business needs dictate.

The tables below provide information about our interest rate derivatives classified as fair value hedges and underlying debt portfolio as of January 31, 2015 and February 1, 2014.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, and the average outstanding notional amounts of interest rate derivatives classified as fair value hedges as of January 31, 2015 and February 1, 2014.  Interest rates reflect the weighted average rate for the outstanding instruments.  The variable component of each interest rate derivative and the variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of January 31, 2015 and February 1, 2014.  The Fair Value column includes the fair value of our debt instruments and interest rate derivatives classified as fair value hedges as of January 31, 2015 and February 1, 2014.  See Notes 6, 7 and 8 to the Consolidated Financial Statements.

	January 31, 2015 Expected Year of Maturity
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(in millions)
Debt
Fixed rate	$(516)	$(776)	$(718)	$(1,008)	$(753)	$(5,319)	$(9,090)	$(10,383)
Average interest rate	4.80%	4.89%	4.97%	5.08%	5.24%	4.91%
Variable rate	$(1,328)	$(523)	$(18)	$—	$(20)	$(106)	$(1,995)	$(1,995)
Average interest rate	1.05%	1.53%	1.51%	—	0.96%	1.27%

	January 31, 2015 Average Notional Amounts Outstanding						January 31, 2015	January 31, 2015 Fair
	2015	2016	2017	2018	2019	Thereafter	Total	Value
	(in millions)
Interest Rate Derivatives Classified as Fair Value Hedges
Fixed to variable	$100	$100	$100	$88	$—	$—	$100	$—
Average pay rate	6.18%	6.81%	7.22%	7.39%	—	—
Average receive rate	6.80%	6.80%	6.80%	6.80%	—	—

	February 1, 2014 Expected Year of Maturity
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(in millions)
Debt
Fixed rate	$(309)	$(515)	$(764)	$(708)	$(1,003)	$(5,556)	$(8,855)	$(9,623)
Average interest rate	4.75%	4.75%	4.92%	5.09%	5.12%	5.30%
Variable rate	$(1,307)	$(9)	$(503)	$—	$—	$(106)	$(1,925)	$(1,924)
Average interest rate	0.87%	1.16%	1.83%	—	—	2.41%

	February 1, 2014 Average Notional Amounts Outstanding						February 1, 2014	February 1, 2014 Fair
	2014	2015	2016	2017	2018	Thereafter	Total	Value
	(in millions)
Interest Rate Derivatives Classified as Fair Value Hedges
Fixed to variable	$100	$100	$100	$100	$88	$—	$100	$(2)
Average pay rate	5.83%	5.95%	6.55%	7.62%	8.47%	—
Average receive rate	6.80%	6.80%	6.80%	6.80%	6.80%	—

Based on our year-end 2014 variable rate debt levels, a 10 percent change in interest rates would be immaterial.  See Note 7 to the Consolidated Financial Statements for further discussion of derivatives and hedging policies.

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

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

The Kroger Co.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 31, 2015

THE KROGER CO.

 CONSOLIDATED BALANCE SHEETS

	January 31,	February 1,
(In millions, except par values)	2015	2014
ASSETS
Current assets
Cash and temporary cash investments	$268	$401
Store deposits in-transit	988	958
Receivables	1,266	1,116
FIFO inventory	6,933	6,801
LIFO reserve	(1,245)	(1,150)
Prepaid and other current assets	701	704
Total current assets	8,911	8,830

Property, plant and equipment, net	17,912	16,893
Intangibles, net	757	702
Goodwill	2,304	2,135
Other assets	672	721

Total Assets	$30,556	$29,281

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,885	$1,657
Trade accounts payable	5,052	4,881
Accrued salaries and wages	1,291	1,150
Deferred income taxes	287	248
Other current liabilities	2,888	2,769
Total current liabilities	11,403	10,705

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	9,771	9,654
Adjustment to reflect fair-value interest rate hedges	¾	(1)
Long-term debt including obligations under capital leases and financing obligations	9,771	9,653

Deferred income taxes	1,209	1,381
Pension and postretirement benefit obligations	1,463	901
Other long-term liabilities	1,268	1,246

Total Liabilities	25,114	23,886

Commitments and contingencies (see Note 13)

SHAREHOLDERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	¾	¾
Common shares, $1 par per share, 1,000 shares authorized; 959 shares issued in 2014 and 2013	959	959
Additional paid-in capital	3,707	3,549
Accumulated other comprehensive loss	(812)	(464)
Accumulated earnings	12,367	10,981
Common stock in treasury, at cost, 472 shares in 2014 and 451 shares in 2013	(10,809)	(9,641)

Total Shareholders’ Equity — The Kroger Co.	5,412	5,384
Noncontrolling interests	30	11

Total Equity	5,442	5,395

Total Liabilities and Equity	$30,556	$29,281

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

 CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(In millions, except per share amounts)	2014 (52 weeks)	2013 (52 weeks)	2012 (53 weeks)
Sales	$108,465	$98,375	$96,619
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	85,512	78,138	76,726
Operating, general and administrative	17,161	15,196	14,849
Rent	707	613	628
Depreciation and amortization	1,948	1,703	1,652

Operating Profit	3,137	2,725	2,764
Interest expense	488	443	462

Earnings before income tax expense	2,649	2,282	2,302
Income tax expense	902	751	794

Net earnings including noncontrolling interests	1,747	1,531	1,508
Net earnings attributable to noncontrolling interests	19	12	11

Net earnings attributable to The Kroger Co.	$1,728	$1,519	$1,497

Net earnings attributable to The Kroger Co. per basic common share	$3.49	$2.93	$2.78

Average number of common shares used in basic calculation	490	514	533

Net earnings attributable to The Kroger Co. per diluted common share	$3.44	$2.90	$2.77

Average number of common shares used in diluted calculation	497	520	537

Dividends declared per common share	$0.70	$0.63	$0.53

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(In millions)	2014 (52 weeks)	2013 (52 weeks)	2012 (53 weeks)
Net earnings including noncontrolling interests	$1,747	$1,531	$1,508

Other comprehensive income (loss)
Unrealized gain on available for sale securities, net of income tax(1)	5	5	¾
Change in pension and other postretirement defined benefit plans, net of income tax(2)	(329)	295	75
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	(25)	(12)	13
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	1	1	3

Total other comprehensive income (loss)	(348)	289	91

Comprehensive income	1,399	1,820	1,599
Comprehensive income attributable to noncontrolling interests	19	12	11
Comprehensive income attributable to The Kroger Co.	$1,380	$1,808	$1,588

(1)              Amount is net of tax of $3 in 2014 and 2013.

(2)              Amount is net of tax of $(193) in 2014, $173 in 2013 and $45 in 2012.

(3)              Amount is net of tax of $(14) in 2014, $(8) in 2013 and $7 in 2012.

(4)              Amount is net of tax of $1 in 2013 and $2 in 2012.

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

(In millions)	2014 (52 weeks)	2013 (52 weeks)	2012 (53 weeks)
Cash Flows From Operating Activities:
Net earnings including noncontrolling interests	$1,747	$1,531	$1,508
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,948	1,703	1,652
Asset impairment charge	37	39	18
LIFO charge	147	52	55
Stock-based employee compensation	155	107	82
Expense for Company-sponsored pension plans	55	74	89
Deferred income taxes	73	72	176
Other	72	47	23
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(27)	25	(169)
Inventories	(147)	(131)	(78)
Receivables	(141)	(8)	(126)
Prepaid and other current assets	2	(49)	(257)
Trade accounts payable	135	196	188
Accrued expenses	197	77	67
Income taxes receivable and payable	(68)	(47)	164
Contribution to Company-sponsored pension plans	¾	(100)	(71)
Other	(22)	(15)	(367)

Net cash provided by operating activities	4,163	3,573	2,954

Cash Flows From Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,831)	(2,330)	(2,062)
Proceeds from sale of assets	37	24	49
Payments for acquisitions	(252)	(2,344)	(122)
Other	(14)	(121)	(48)

Net cash used by investing activities	(3,060)	(4,771)	(2,183)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	576	3,548	863
Payments on long-term debt	(375)	(1,060)	(1,445)
Net borrowings (payments) of commercial paper	25	(395)	1,275
Proceeds from issuance of capital stock	110	196	110
Treasury stock purchases	(1,283)	(609)	(1,261)
Dividends paid	(338)	(319)	(267)
Other	49	¾	4

Net cash provided (used) by financing activities	(1,236)	1,361	(721)

Net increase (decrease) in cash and temporary cash investments	(133)	163	50

Cash and temporary cash investments:
Beginning of year	401	238	188
End of year	$268	$401	$238

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,831)	$(2,330)	$(2,062)
Payments for lease buyouts	135	108	73
Changes in construction-in-progress payables	(56)	(83)	(1)
Total capital investments, excluding lease buyouts	$(2,752)	$(2,305)	$(1,990)

Disclosure of cash flow information:
Cash paid during the year for interest	$477	$401	$438
Cash paid during the year for income taxes	$941	$679	$468

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 28, 2012	959	$959	$3,427	398	$(8,132)	$(844)	$8,571	$(15)	$3,966
Issuance of common stock:
Stock options exercised	—	—	—	(7)	110	—	—	—	110
Restricted stock issued	—	—	(59)	(2)	40	—	—	—	(19)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	51	(1,165)	—	—	—	(1,165)
Stock options exchanged	—	—	—	5	(96)	—	—	—	(96)
Share-based employee compensation	—	—	82	—	—	—	—	—	82
Other comprehensive gain net of income tax of $54	—	—	—	—	—	91	—	—	91
Other	—	—	1	—	6	—	—	11	18
Cash dividends declared ($0.53 per common share)	—	—	—	—	—	—	(281)	—	(281)
Net earnings including non-controlling interests	—	—	—	—	—	—	1,497	11	1,508

Balances at February 2, 2013	959	$959	$3,451	445	$(9,237)	$(753)	$9,787	$7	$4,214
Issuance of common stock:
Stock options exercised	—	—	—	(9)	196	—	—	—	196
Restricted stock issued	—	—	(60)	(2)	26	—	—	—	(34)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	9	(338)	—	—	—	(338)
Stock options exchanged	—	—	—	8	(271)	—	—	—	(271)
Share-based employee compensation	—	—	107	—	—	—	—	—	107
Other comprehensive gain net of income tax of $169	—	—	—	—	—	289	—	—	289
Other	—	—	51	—	(17)	—	—	(8)	26
Cash dividends declared ($0.63 per common share)	—	—	—	—	—	—	(325)	—	(325)
Net earnings including non-controlling interests	—	—	—	—	—	—	1,519	12	1,531

Balances at February 1, 2014	959	$959	$3,549	451	$(9,641)	$(464)	$10,981	$11	$5,395
Issuance of common stock:
Stock options exercised	—	—	—	(5)	110	—	—	—	110
Restricted stock issued	—	—	(91)	(2)	40	—	—	—	(51)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	25	(1,129)	—	—	—	(1,129)
Stock options exchanged	—	—	—	3	(154)	—	—	—	(154)
Share-based employee compensation	—	—	155	—	—	—	—	—	155
Other comprehensive loss net of income tax of $(204)	—	—	—	—	—	(348)	—	—	(348)
Other	—	—	94	—	(35)	—	—	—	59
Cash dividends declared ($0.70 per common share)	—	—	—	—	—	—	(342)	—	(342)
Net earnings including non-controlling interests	—	—	—	—	—	—	1,728	19	1,747

Balances at January 31, 2015	959	$959	$3,707	472	$(10,809)	$(812)	$12,367	$30	$5,442

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to Consolidated Financial Statements are in millions except share and per share amounts.

1.              ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in preparing these financial statements.

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of January 31, 2015, the Company was one of the largest retailers in the nation based on annual sales.  The Company also manufactures and processes food for sale by its supermarkets.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and the variable interest entities in which the Company is the primary beneficiary.  Significant intercompany transactions and balances have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 52-week periods ended January 31, 2015 and February 1, 2014 and the 53-week period ended February 2, 2013.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities.  Disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of consolidated revenues and expenses during the reporting period is also required.  Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 95% of inventories in 2014 and 2013 were valued using the LIFO method.  Cost for the balance of the inventories, including substantially all fuel inventories, was determined using the first-in, first-out (“FIFO”) method.  Replacement cost was higher than the carrying amount by $1,245 at January 31, 2015 and $1,150 at February 1, 2014.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost or, in the case of assets acquired in a business combination, at fair value.  Depreciation and amortization expense, which includes the amortization of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets.  Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years.  Leasehold improvements are amortized over the shorter of the lease term to which they relate, which varies from four to 25 years, or the useful life of the asset.  Manufacturing plant and distribution center equipment is depreciated over lives varying from three to 15 years.  Information technology assets are generally depreciated over five years.  Depreciation and amortization expense was $1,948 in 2014, $1,703 in 2013 and $1,652 in 2012.

Interest costs on significant projects constructed for the Company’s own use are capitalized as part of the costs of the newly constructed facilities.  Upon retirement or disposal of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and any gain or loss is reflected in net earnings.  Refer to Note 4 for further information regarding the Company’s property, plant and equipment.

Deferred Rent

The Company recognizes rent holidays, including the time period during which the Company has access to the property for construction of buildings or improvements and escalating rent provisions on a straight-line basis over the term of the lease.  The deferred amount is included in “Other current liabilities” and “Other long-term liabilities” on the Company’s Consolidated Balance Sheets.

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of a triggering event.  The Company performs reviews of each of its operating divisions and variable interest entities (collectively, “reporting units”) that have goodwill balances.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a reporting unit for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  If potential for impairment is identified, the fair value of a reporting unit is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill.  Goodwill impairment is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value.  Results of the goodwill impairment reviews performed during 2014, 2013 and 2012 are summarized in Note 3.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value.  Fair value is based on current market values or discounted future cash flows.  The Company records impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  The Company recorded asset impairments in the normal course of business totaling $37, $39 and $18 in 2014, 2013 and 2012, respectively.  Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

Store Closing Costs

The Company provides for closed store liabilities relating to the present value of the estimated remaining non-cancellable lease payments after the closing date, net of estimated subtenant income.  The Company estimates the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed stores.  The closed store lease liabilities usually are paid over the lease terms associated with the closed stores, which generally have remaining terms ranging from one to 20 years.  Adjustments to closed store liabilities primarily relate to changes in subtenant income and actual exit costs differing from original estimates.  Adjustments are made for changes in estimates in the period in which the change becomes known.  Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs is adjusted to income in the proper period.

Owned stores held for disposal are reduced to their estimated net realizable value.  Costs to reduce the carrying values of property, equipment and leasehold improvements are accounted for in accordance with the Company’s policy on impairment of long-lived assets.  Inventory write-downs, if any, in connection with store closings, are classified in the Consolidated Statements of Operations as “Merchandise costs.”  Costs to transfer inventory and equipment from closed stores are expensed as incurred.

The following table summarizes accrual activity for future lease obligations of stores that were closed in the normal course of business and assumed in the merger with Harris Teeter Supermarkets, Inc. (“Harris Teeter”):

Future Lease Obligations
Balance at February 2, 2013	44
Additions	7
Payments	(9)
Other	(2)
Assumed from Harris Teeter	18

Balance at February 1, 2014	58
Additions	12
Payments	(11)
Other	(6)

Balance at January 31, 2015	$53

The current portion of the future lease obligations of stores is included in “Other current liabilities,” and the long-term portion is included in “Other long-term liabilities” in the Consolidated Balance Sheets.

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

Benefit Plans and Multi-Employer Pension Plans

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheets.  Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized as part of net periodic benefit cost are required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”).  All plans are measured as of the Company’s fiscal year end.

The determination of the obligation and expense for Company-sponsored pension plans and other post-retirement benefits is dependent on the selection of assumptions used by actuaries and the Company in calculating those amounts.  Those assumptions are described in Note 15 and include, among others, the discount rate, the expected long-term rate of return on plan assets, mortality and the rates of increase in compensation and health care costs.  Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in future periods.  While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

The Company also participates in various multi-employer plans for substantially all union employees.  Pension expense for these plans is recognized as contributions are funded.  Refer to Note 16 for additional information regarding the Company’s participation in these various multi-employer plans and the United Food and Commercial Workers International Union (“UFCW”) Consolidated Pension Plan.

The Company administers and makes contributions to the employee 401(k) retirement savings accounts.  Contributions to the employee 401(k) retirement savings accounts are expensed when contributed.  Refer to Note 15 for additional information regarding the Company’s benefit plans.

Share Based Compensation

The Company accounts for stock options under fair value recognition provisions.  Under this method, the Company recognizes compensation expense for all share-based payments granted.  The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  In addition, the Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the grant date of the award, over the period the awards lapse.  Refer to Note 12 for additional information regarding the Company’s stock based compensation.

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

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 31, 2015, the Internal Revenue Service had concluded its examination of the Company’s 2008 and 2009 federal tax returns.  Tax years 2010 through 2013 remain under examination.

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

The following table summarizes the changes in the Company’s self-insurance liability through January 31, 2015.

	2014	2013	2012
Beginning balance	$569	$537	$529
Expense	246	220	215
Claim payments	(216)	(215)	(207)
Assumed from Harris Teeter	¾	27	¾
Ending balance	599	569	537
Less: Current portion	(213)	(224)	(205)
Long-term portion	$386	$345	$332

The current portion of the self-insured liability is included in “Other current liabilities,” and the long-term portion is included in “Other long-term liabilities” in the Consolidated Balance Sheets.

The Company maintains surety bonds related to self-insured workers’ compensation claims.  These bonds are required by most states in which the Company is self-insured for workers’ compensation and are placed with third-party insurance providers to insure payment of the Company’s obligations in the event the Company is unable to meet its claim payment obligations up to its self-insured retention levels.  These bonds do not represent liabilities of the Company, as the Company has recorded reserves for the claim costs.

The Company is similarly self-insured for property-related losses.  The Company maintains stop loss coverage to limit its property loss exposures including coverage for earthquake, wind, flood and other catastrophic events.

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale.  Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold.  Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons.  The Company records a receivable from the vendor for the difference in sales price and cash received.  Pharmacy sales are recorded when product is provided to the customer.  Sales taxes are recorded as other accrued liabilities and not as a component of sales.  The Company does not recognize a sale when it sells its own gift cards and gift certificates.  Rather, it records a deferred liability equal to the amount received.  A sale is then recognized when the gift card or gift certificate is redeemed to purchase the Company’s products.  Gift card and certificate breakage is recognized when redemption is deemed remote and there is no legal obligation to remit the value of the unredeemed gift card.  The amount of breakage has not been material for 2014, 2013 and 2012.

Merchandise Costs

The “Merchandise costs” line item of the Consolidated Statements of Operations includes product costs, net of discounts and allowances; advertising costs (see separate discussion below); inbound freight charges; warehousing costs, including receiving and inspection costs; transportation costs; and manufacturing production and operational costs.  Warehousing, transportation and manufacturing management salaries are also included in the “Merchandise costs” line item; however, purchasing management salaries and administration costs are included in the “Operating, general and administrative” line item along with most of the Company’s other managerial and administrative costs.  Rent expense and depreciation and amortization expense are shown separately in the Consolidated Statements of Operations.

Warehousing and transportation costs include distribution center direct wages, transportation direct wages, repairs and maintenance, utilities, inbound freight and, where applicable, third party warehouse management fees.  These costs are recognized in the periods the related expenses are incurred.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s pre-tax advertising costs totaled $648 in 2014, $587 in 2013 and $553 in 2012.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

Cash, Temporary Cash Investments and Book Overdrafts

Cash and temporary cash investments represent store cash and short-term investments with original maturities of less than three months.  Book overdrafts are included in “Trade accounts payable” and “Accrued salaries and wages” in the Consolidated Balance Sheets.

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

The net increase (decrease) in book overdrafts previously reported in financing activities in the Consolidated Statements of Cash Flows are now reported within operating activities.  Prior year amounts have been revised to the current year presentation.  These revisions were not material to the prior periods.

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

The following table presents sales revenue by type of product for 2014, 2013 and 2012.

	2014		2013		2012
	Amount	% of total	Amount	% of total	Amount	% of total
Non Perishable(1)	$54,392	50.1%	$49,229	50.0%	$48,663	50.4%
Perishable(2)	24,178	22.3%	20,625	21.0%	19,761	20.5%
Fuel	18,850	17.4%	18,962	19.3%	18,896	19.5%
Pharmacy	9,032	8.3%	8,073	8.2%	8,018	8.3%
Other(3)	2,014	1.9%	1,486	1.5%	1,281	1.3%

Total Sales and other revenue	$108,465	100.0%	$98,375	100.0%	$96,619	100.0%

(1)  Consists primarily of grocery, general merchandise, health and beauty care and natural foods.

(2)  Consists primarily of produce, floral, meat, seafood, deli and bakery.

(3)  Consists primarily of sales related to jewelry stores, manufacturing plants to outside customers, variable interest entities, a specialty pharmacy, in-store health clinics and online sales by Vitacost.com.

2.              MERGERS

On August 18, 2014, the Company closed its merger with Vitacost.com, Inc. (“Vitacost.com”) by purchasing 100% of the Vitacost.com outstanding common stock for $8.00 per share or $287.  Vitacost.com is a leading online retailer of health and wellness products, which are sold directly to consumers through the website vitacost.com.  This merger affords the Company access to Vitacost.com’s extensive e-commerce platform, which can be combined with the Company’s customer insights and loyal customer base, to create new levels of personalization and convenience for customers.  The merger was accounted for under the purchase method of accounting and was financed through the issuance of commercial paper (see Note 6).  In a business combination, the purchase price is allocated to assets acquired and liabilities assumed based on their fair values, with any excess of purchase price over fair value recognized as goodwill. In addition to recognizing the assets and liabilities on the acquired company’s balance sheet, the Company reviews supply contracts, leases, financial instruments, employment agreements and other significant agreements to identify potential assets or liabilities that require recognition in connection with the application of acquisition accounting under Accounting Standards Codification (“ASC”) 805. Intangible assets are recognized apart from goodwill when the asset arises from contractual or other legal rights, or are separable from the acquired entity such that they may be sold, transferred, licensed, rented or exchanged either on a standalone basis or in combination with a related contract, asset or liability.

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

Of the $81 allocated to intangible assets, the Company recorded $49, $26 and $6 related to customer relationships, technology and the trade name, respectively.  The Company will amortize the technology and the trade name, using the straight line method, over 10 and three years, respectively, while the customer relationships will be amortized over five years using the declining balance method.  The goodwill recorded as part of the merger was attributable to the assembled workforce of Vitacost.com and operational synergies expected from the merger, as well as any intangible assets that did not qualify for separate recognition.  The transaction was treated as a stock purchase for income tax purposes.  The assets acquired and liabilities assumed as part of the merger did not result in a step up of the tax basis and goodwill is not expected to be deductible for tax purposes.  The above amounts represent the preliminary allocation of the purchase price, and are subject to revision when the resulting valuations of property and intangible assets are finalized, which will occur prior to August 18, 2015.  The results of operations of Vitacost.com were not material in 2014.

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

The Company’s purchase price allocation was finalized in the fourth quarter of 2014. The changes in the fair values assumed from the preliminary amounts determined as of February 1, 2014 were an increase in goodwill of $9, an increase in accrued salaries and wages of $13, a decrease in current deferred income tax liabilities of $4, an increase in other current liabilities of $5 and a decrease in long-term deferred income tax liabilities of $5.  The table below summarizes the final fair values of the assets acquired and liabilities assumed:

January 28,
2014
ASSETS
Cash and temporary cash investments	$92
Store deposits in-transit	28
Receivables	41
FIFO inventory	426
Prepaid and other current assets	31
Total current assets	618

Property, plant and equipment	1,328
Intangibles	558
Other assets	238

Total Assets, excluding Goodwill	2,742

LIABILITIES
Current portion of long-term debt including obligations under capital leases and financing obligations	(7)
Trade accounts payable	(202)
Accrued salaries and wages	(60)
Deferred income taxes	(16)
Other current liabilities	(164)
Total current liabilities	(449)

Fair-value of long-term debt including obligations under capital leases and financing obligations	(252)
Deferred income taxes	(280)
Pension and postretirement benefit obligations	(98)
Other long-term liabilities	(137)

Total Liabilities	(1,216)

Total Identifiable Net Assets	1,526
Goodwill	910
Total Purchase Price	$2,436

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

	Fiscal year ended January 31, 2015	Fiscal year ended February 1, 2014
Sales	$108,687	$103,584
Net earnings including noncontrolling interests	1,736	1,624
Net earnings attributable to noncontrolling interests	19	12

Net earnings attributable to The Kroger Co.	$1,717	$1,612

3.              GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s net goodwill balance through January 31, 2015.

	2014	2013
Balance beginning of year
Goodwill	$4,667	$3,766
Accumulated impairment losses	(2,532)	(2,532)
	2,135	1,234

Activity during the year
Acquisitions	169	901

Balance end of year
Goodwill	4,836	4,667
Accumulated impairment losses	(2,532)	(2,532)
	$2,304	$2,135

In 2014, the Company acquired all the outstanding shares of Vitacost.com, an online retailer, resulting in additional goodwill of $160.

In 2013, the Company acquired all the outstanding shares of Harris Teeter, a supermarket retailer in southeastern and mid-Atlantic markets and Washington, D.C., resulting in additional goodwill totaling $910.  Goodwill of $9 and $901 was recorded in 2014 and 2013, respectively.

See Note 2 for additional information regarding the Harris Teeter and Vitacost.com mergers.

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The annual evaluations of goodwill performed during the fourth quarter of 2014, 2013 and 2012 did not result in impairment.

Based on current and future expected cash flows, the Company believes goodwill impairments are not reasonably likely.  A 10% reduction in fair value of the Company’s reporting units would not indicate a potential for impairment of the Company’s remaining goodwill balance.

In 2014, the Company acquired definite and indefinite lived intangible assets totaling approximately $81 as a result of the merger with Vitacost.com.

In 2013, the Company acquired definite and indefinite lived intangible assets totaling approximately $558 as a result of the merger with Harris Teeter.

The following table summarizes the Company’s intangible assets balance through January 31, 2015.

	2014		2013
	Gross carrying amount	Accumulated amortization(1)	Gross carrying amount	Accumulated amortization(1)
Definite-lived favorable leasehold interests	$101	$(26)	$144	$(61)
Definite-lived pharmacy prescription files	98	(41)	95	(28)
Definite-lived customer relationships	87	(17)	38	(4)
Definite-lived other	74	(13)	40	(6)
Indefinite-lived trade name	430	—	430	—
Indefinite-lived liquor licenses	64	—	54	—

Total	$854	$(97)	$801	$(99)

(1)   Favorable leasehold interests are amortized to rent expense, pharmacy prescription files are amortized to merchandise costs, customer relationships are amortized to depreciation and amortization expense and other intangibles are amortized to operating, general and administrative (“OG&A”) expense and depreciation and amortization expense.

Amortization expense associated with intangible assets totaled approximately $41, $18 and $13, during fiscal years 2014, 2013 and 2012, respectively. Future amortization expense associated with the net carrying amount of definite-lived intangible assets for the years subsequent to 2014 is estimated to be approximately:

2015	$47
2016	38
2017	31
2018	28
2019	26
Thereafter	93

Total future estimated amortization associated with definite-lived intangible assets	$263

4.              PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2014	2013
Land	$2,819	$2,639
Buildings and land improvements	9,639	8,848
Equipment	11,587	11,037
Leasehold improvements	8,068	7,644
Construction-in-progress	1,690	1,520
Leased property under capital leases and financing obligations	737	691

Total property, plant and equipment	34,540	32,379
Accumulated depreciation and amortization	(16,628)	(15,486)

Property, plant and equipment, net	$17,912	$16,893

Accumulated depreciation and amortization for leased property under capital leases was $332 at January 31, 2015 and $339 at February 1, 2014.

Approximately $260 and $175, net book value, of property, plant and equipment collateralized certain mortgages at January 31, 2015 and February 1, 2014, respectively.

5.              TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2014	2013	2012
Federal
Current	$847	$638	$563
Deferred	(15)	81	154

Subtotal federal	832	719	717
State and local
Current	59	42	46
Deferred	11	(10)	31

Subtotal state and local	70	32	77

Total	$902	$751	$794

A reconciliation of the statutory federal rate and the effective rate follows:

	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.7%	0.9%	2.2%
Credits	(1.2)%	(1.3)%	(1.4)%
Favorable resolution of issues	(0.4)%	¾	(0.5)%
Domestic manufacturing deduction	(0.7)%	(1.1)%	(0.5)%
Other changes, net	(0.3)%	(0.6)%	(0.3)%

	34.1%	32.9%	34.5%

The 2014 effective tax rate differed from the federal statutory rate primarily as a result of the utilization of tax credits, the Domestic Manufacturing Deduction and other changes, partially offset by the effect of state income taxes. The 2013 rate for state income taxes is lower than 2014 and 2012 due to an increase in state tax credits, including the benefit from filing amended returns to claim additional credits.  The 2013 benefit from the Domestic Manufacturing Deduction differed from 2014 and 2012 due to additional deductions taken in 2013, as well as the amendment of prior years’ tax returns to claim the additional benefit available in years still under review by the Internal Revenue Service.

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2014	2013
Current deferred tax assets:
Net operating loss and credit carryforwards	$5	$4
Compensation related costs	88	103
Other	14	15

Subtotal	107	122
Valuation allowance	(7)	(9)

Total current deferred tax assets	100	113

Current deferred tax liabilities:
Insurance related costs	(99)	(96)
Inventory related costs	(288)	(265)

Total current deferred tax liabilities	(387)	(361)

Current deferred taxes	$(287)	$(248)

Long-term deferred tax assets:
Compensation related costs	$721	$464
Lease accounting	129	115
Closed store reserves	50	54
Insurance related costs	77	66
Net operating loss and credit carryforwards	115	103
Other	2	¾

Subtotal	1,094	802
Valuation allowance	(42)	(38)

Total long-term deferred tax assets	1,052	764
Long-term deferred tax liabilities:
Depreciation and amortization	(2,261)	(2,128)
Other	¾	(17)

Total long-term deferred tax liabilities	(2,261)	(2,145)

Long-term deferred taxes	$(1,209)	$(1,381)

At January 31, 2015, the Company had net operating loss carryforwards for state income tax purposes of $1,286.  These net operating loss carryforwards expire from 2015 through 2033.  The utilization of certain of the Company’s state net operating loss carryforwards may be limited in a given year.  Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state net operating losses.

At January 31, 2015, the Company had state credit carryforwards of $48, most of which expire from 2015 through 2027.  The utilization of certain of the Company’s credits may be limited in a given year.  Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state credits.

At January 31, 2015, the Company had federal net operating loss carryforwards of $54.  The net operating loss carryforwards expire from 2030 through 2033.  The utilization of certain of the Company’s federal net operating loss carryforwards may be limited in a given year. Further, based on the analysis described below, the Company has not recorded a valuation allowance against the deferred tax assets resulting from its federal net operating losses.

At January 31, 2015, the Company had federal capital loss carryforwards of $25. These capital loss carryforwards expire at the end of 2015.  The utilization of certain of the Company’s capital loss carryforwards may be limited in a given year. Further, based on the analysis described below, the Company has recorded a valuation allowance against substantially all of the deferred tax assets resulting from its capital losses.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including positions impacting only the timing of tax benefits, is as follows:

	2014	2013	2012
Beginning balance	$325	$299	$310
Additions based on tax positions related to the current year	17	23	45
Reductions based on tax positions related to the current year	(6)	(10)	(9)
Additions for tax positions of prior years	9	17	1
Reductions for tax positions of prior years	(36)	(4)	(27)
Settlements	(63)	¾	(21)
Ending balance	$246	$325	$299

The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

As of January 31, 2015, February 1, 2014 and February 2, 2013, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $90, $98 and $70 respectively.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense.  During the years ended January 31, 2015, February 1, 2014 and February 2, 2013, the Company recognized approximately $3, $10 and $(8), respectively, in interest and penalties (recoveries).  The Company recorded charges for interest and penalties of approximately $30, $41 and $33 as of January 31, 2015, February 1, 2014 and February 2, 2013, respectively.

As of January 31, 2015, the Internal Revenue Service had concluded its examination of our 2008 and 2009 federal tax returns and is currently auditing tax years 2010 through 2013. The 2010 and 2011 audits are expected to be completed in 2015.

On September 13, 2013, the U.S. Department of the Treasury and Internal Revenue Service released final tangible property regulations that provide guidance on the tax treatment regarding the deduction and capitalization of expenditures related to tangible property.  These regulations are effective for tax years beginning on or after January 1, 2014 and will be implemented by the Company on its 2014 tax return to be filed no later than October 15, 2015.  The Company believes adoption of these regulations will not have an effect on net income and will not have a material effect on the reclassification between long-term deferred tax liabilities and current income tax liabilities.

6.              DEBT OBLIGATIONS

Long-term debt consists of:

	2014	2013
0.76% to 8.00% Senior notes due through 2043	$9,283	$9,083
5.00% to 12.75% Mortgages due in varying amounts through 2027	73	64
0.27% to 0.37% Commercial paper due through February 2015	1,275	1,250
Other	454	383

Total debt	11,085	10,780
Less current portion	(1,844)	(1,616)

Total long-term debt	$9,241	$9,164

In 2014, the Company issued $500 of senior notes due in fiscal year 2021 bearing an interest rate of 2.95% and repaid $300 of senior notes bearing an interest rate of 4.95% upon maturity.

In 2013, the Company issued $600 of senior notes due in fiscal year 2023 bearing an interest rate of 3.85%, $400 of senior notes due in fiscal year 2043 bearing an interest rate of 5.15%, $500 of senior notes due in fiscal year 2016 bearing an interest rate of 3-month London Inter-Bank Offering Rate (“LIBOR”) plus 53 basis points, $300 of senior notes due in fiscal year 2016 bearing an interest rate of 1.20%, $500 of senior notes due in fiscal year 2019 bearing an interest rate of 2.30%, $700 of senior notes due in fiscal year 2021 bearing an interest rate of 3.30% and $500 in senior notes due in fiscal year 2024 bearing an interest rate of 4.00%.  In 2013, the Company repaid $400 of senior notes bearing an interest rate of 5.00% and $600 of senior notes bearing an interest rate of 7.50% upon their maturity.

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

As of January 31, 2015, the Company had $1,275 of borrowings of commercial paper, with a weighted average interest rate of 0.37%, and no borrowings under its Credit Agreement.  In addition to the Credit Agreement, the Company maintained two uncommitted money market lines totaling $75 in the aggregate as of February 1, 2014.  The money market lines allowed the Company to borrow from banks at mutually agreed upon rates, usually at rates below the rates offered under the credit agreement.  As of February 1, 2014, the Company had $1,250 of borrowings of commercial paper, with a weighted average interest rate of 0.27%, and no borrowings under its Credit Agreement and money market lines.

As of January 31, 2015, the Company had outstanding letters of credit in the amount of $233, of which $10 reduces funds available under the Company’s Credit Agreement.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

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

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2014, and for the years subsequent to 2014 are:

2015	$1,844
2016	1,299
2017	736
2018	1,008
2019	773
Thereafter	5,425

Total debt	$11,085

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

Fair Value Interest Rate Swaps

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of January 31, 2015 and February 1, 2014.

	2014		2013
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$100	$—	$100	$—
Number of contracts	2	—	2	—
Duration in years	3.94	—	4.94	—
Average variable rate	5.83%	—	5.83%	—
Average fixed rate	6.80%	—	6.80%	—
Maturity	December 2018		December 2018

The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk is recognized in current earnings as “Interest expense.”  These gains and losses for 2014 and 2013 were as follows:

	Year-To-Date
	January 31, 2015		February 1, 2014
Consolidated Statements of Operations Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$2	$(2)	$(3)	$4

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
Derivatives Designated as Fair Value Hedging Instruments	January 31, 2015	February 1, 2014	Balance Sheet Location
Interest Rate Hedges	$—	$(2)	(Other long-term liabilities)/Other assets

Cash Flow Forward-Starting Interest Rate Swaps

As of January 31, 2015, the Company had four forward-starting interest rate swap agreements with maturity dates of October 2015 with an aggregate notional amount totaling $300 and seven forward-starting interest rate swap agreements with maturity dates of August 2017 with an aggregate notional amount totaling $400.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt in October 2015 and August 2017.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of January 31, 2015, the fair value of the interest rate swaps was recorded in other long-term liabilities for $39 and accumulated other comprehensive loss for $25 net of tax.

As of February 1, 2014, the Company did not maintain any forward-starting interest rate swap agreements.

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for 2014 and 2013:

	Year-To-Date
Derivatives in Cash Flow Hedging	Amount of Gain/(Loss) in AOCI on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Reclassified into Income
Relationships	2014	2013	2014	2013	(Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(49)	$(25)	$(1)	$(1)	Interest expense

*The amounts of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges that were terminated prior to end of 2014.

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

Collateral is generally not required of the counterparties or of the Company under these master netting agreements. As of January 31, 2015 and February 1, 2014, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of these master netting agreements on the Company’s derivative balances upon an event of default or termination event is as follows as of January 31, 2015 and February 1, 2014:

			Net Amount	Gross Amounts Not Offset in the Balance Sheet
January 31, 2015	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Liabilities
Cash Flow Forward-Starting Interest Rate Swaps	$39	$—	$39	$—	$—	$39

			Net Amount	Gross Amounts Not Offset in the Balance Sheet
February 1, 2014	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Liabilities
Fair Value Interest Rate Swaps	$2	$—	$2	$—	$—	$2

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at January 31, 2015 and February 1, 2014:

January 31, 2015 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities	$47	$—	$—	$47
Available-for-Sale Securities	36	—	—	36
Warrants	—	26	—	26
Long-Lived Assets	—	—	22	22
Interest Rate Hedges	—	(39)	—	(39)
Total	$83	$(13)	$22	$92

The table above includes Harris Teeter assets at fair value as of January 31, 2015.

February 1, 2014 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities	$36	$—	$—	$36
Warrants	—	16	—	16
Long-Lived Assets	—	—	29	29
Interest Rate Hedges	—	(2)	—	(2)
Total	$36	$14	$29	$79

In 2014 and 2013, unrealized gains on the Level 1 available-for-sale securities totaled $8.

The Company values warrants using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model is classified as a Level 2 input.

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, long-lived assets and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 3 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 for further discussion of the Company’s policies and recorded amounts for impairments of long-lived assets and valuation of store lease exit costs.  In 2014, long-lived assets with a carrying amount of $59 were written down to their fair value of $22, resulting in an impairment charge of $37.  In 2013, long-lived assets with a carrying amount of $68 were written down to their fair value of $29, resulting in an impairment charge of $39.

Mergers are accounted for using the acquisition method of accounting, which requires that the purchase price paid for an acquisition be allocated to the assets and liabilities acquired based on their estimated fair values as of the effective date of the acquisition, with the excess of the purchase price over the net assets being recorded as goodwill.  Harris Teeter assets and liabilities were valued as of January 28, 2014 and Vitacost.com assets and liabilities were valued as of August 18, 2014.  Harris Teeter was excluded in the above table for February 1, 2014 due to all acquired assets and assumed liabilities in the Harris Teeter merger being recorded at fair value as of January 28, 2014.  See Note 2 for further discussion related to the mergers with Harris Teeter and Vitacost.com.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at respective year-ends.  At January 31, 2015, the fair value of total debt was $12,378 compared to a carrying value of $11,085.  At February 1, 2014, the fair value of total debt was $11,547 compared to a carrying value of $10,780.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Other Assets

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At January 31, 2015 and February 1, 2014, the carrying and fair value of long-term investments for which fair value is determinable was $133 and $51, respectively.  The increase in fair value of long-term investments for which fair value is determinable is mainly due to the Company’s merger with Harris Teeter.  At January 31, 2015 and February 1, 2014, the carrying value of notes receivable for which fair value is determinable was $98 and $87, respectively.

9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the years ended February 1, 2014 and January 31, 2015:

	Cash Flow Hedging Activities(1)	Available for sale Securities(1)	Pension and Postretirement Defined Benefit Plans(1)	Total(1)
Balance at February 2, 2013	$(14)	$7	$(746)	$(753)
OCI before reclassifications(2)	(12)	5	233	226
Amounts reclassified out of AOCI(3)	1	—	62	63
Net current-period OCI	(11)	5	295	289

Balance at February 1, 2014	(25)	12	(451)	(464)
OCI before reclassifications(2)	(25)	5	(351)	(371)
Amounts reclassified out of AOCI(3)	1	—	22	23
Net current-period OCI	(24)	5	(329)	(348)

Balance at January 31, 2015	$(49)	$17	$(780)	$(812)

(1)         All amounts are net of tax.

(2)         Net of tax of $(8), $3 and $137 for cash flow hedging activities, available for sale securities and pension and postretirement defined benefit plans, respectively, as of February 1, 2014.  Net of tax of $(14), $3 and $(206) for cash flow hedging activities, available for sale securities and pension and postretirement defined benefit plans, respectively, as of January 31, 2015.

(3)         Net of tax of $1 and $36 for cash flow hedging activities and pension and postretirement defined benefit plans, respectively, as of February 1, 2014.  Net of tax of $13 for pension and postretirement defined benefit plans, as of January 31, 2015.

The following table represents the items reclassified out of AOCI and the related tax effects for the year ended January 31, 2015 and February 1, 2014:

	For the year ended	For the year ended
	January 31, 2015	February 1, 2014
Gains on cash flow hedging activities
Amortization of unrealized gains and losses on cash flow hedging activities(1)	$1	$2
Tax expense	—	(1)
Net of tax	1	1

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(2)	35	98
Tax expense	(13)	(36)
Net of tax	22	62
Total reclassifications, net of tax	$23	$63

(1)         Reclassified from AOCI into interest expense.

(2)         Reclassified from AOCI into merchandise costs and OG&A expense.  These components are included in the computation of net periodic pension costs (see Note 15 for additional details).

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

Rent expense (under operating leases) consists of:

	2014	2013	2012
Minimum rentals	$795	$706	$727
Contingent payments	16	13	13
Tenant income	(104)	(106)	(112)

Total rent expense	$707	$613	$628

Minimum annual rentals and payments under capital leases and lease-financed transactions for the five years subsequent to 2014 and in the aggregate are:

	Capital Leases	Operating Leases	Lease- Financed Transactions
2015	$63	$837	$7
2016	60	773	7
2017	58	699	8
2018	49	629	8
2019	45	554	9
Thereafter	409	2,877	79

Total	684	$6,369	$118

Less estimated executory costs included in capital leases	—

Net minimum lease payments under capital leases	684
Less amount representing interest	231

Present value of net minimum lease payments under capital leases	$453

Total future minimum rentals under noncancellable subleases at January 31, 2015 were $219.

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

	For the year ended January 31, 2015			For the year ended February 1, 2014			For the year ended February 2, 2013
(in millions, except per share amounts)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,711	490	$3.49	$1,507	514	$2.93	$1,485	533	$2.78
Dilutive effect of stock options		7			6			4

Net earnings attributable to The Kroger Co. per diluted common share	$1,711	497	$3.44	$1,507	520	$2.90	$1,485	537	$2.77

The Company had combined undistributed and distributed earnings to participating securities totaling $17, $12 and $12 in 2014, 2013 and 2012, respectively.

The Company had options outstanding for approximately 2.3 million, 2.3 million and 12.2 million shares, respectively, for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, which were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per diluted share.

12.       STOCK OPTION PLANS

The Company grants options for common shares (“stock options”) to employees under various plans at an option price equal to the fair market value of the stock at the date of grant.  The Company accounts for stock options under the fair value recognition provisions.  Under this method, the Company recognizes compensation expense for all share-based payments granted.  The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  Equity awards may be made at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings.  The 2014 primary grant was made in conjunction with the June meeting of the Company’s Board of Directors.

Stock options typically expire 10 years from the date of grant.  Stock options vest between one and five years from the date of grant.  At January 31, 2015, approximately 22 million common shares were available for future option grants under these plans.

In addition to the stock options described above, the Company awards restricted stock to employees and non-employee directors under various plans.  The restrictions on these awards generally lapse between one and five years from the date of the awards.  The Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying shares on the grant date of the award, over the period the awards lapse.  As of January 31, 2015, approximately 12 million common shares were available under the 2005, 2008, 2011 and 2014 Long-Term Incentive Plans (the “Plans”) for future restricted stock awards or shares issued to the extent performance criteria are achieved.  The Company has the ability to convert shares available for stock options under the Plans to shares available for restricted stock awards.  Under the Plans, four shares available for option awards can be converted into one share available for restricted stock awards.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares subject to option (in millions)	Weighted- average exercise price
Outstanding, year-end 2011	31.0	$21.80
Granted	4.1	$22.04
Exercised	(6.7)	$18.35
Canceled or Expired	(1.9)	$23.28

Outstanding, year-end 2012	26.5	$22.61
Granted	4.2	$37.68
Exercised	(8.8)	$22.22
Canceled or Expired	(0.2)	$25.47

Outstanding, year-end 2013	21.7	$25.66
Granted	4.2	$49.42
Exercised	(5.2)	$23.13
Canceled or Expired	(0.3)	$31.05

Outstanding, year-end 2014	20.4	$31.13

A summary of options outstanding and exercisable at January 31, 2015 follows:

Range of Exercise Prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Options exercisable	Weighted-average exercise price
	(in millions)	(in years)		(in millions)
15.92 – 21.95	3.2	3.47	$19.53	3.0	$19.46
21.96 – 22.60	4.2	6.40	$22.09	2.7	$22.16
22.61 – 28.26	2.6	6.15	$24.77	1.8	$24.79
28.27 – 37.75	2.8	3.04	$28.52	2.7	$28.47
37.76 – 49.32	3.5	8.46	$37.96	1.1	$37.82
49.33 – 61.89	4.1	9.46	$49.55	—	$49.33
	20.4	6.41	$31.13	11.3	$24.92

The weighted-average remaining contractual life for options exercisable at January 31, 2015, was approximately 4.7 years.  The intrinsic value of options outstanding and exercisable at January 31, 2015 was $775 and $500, respectively.

Restricted stock

Changes in restricted stock outstanding under the restricted stock plans are summarized below:

	Restricted shares outstanding (in millions)	Weighted-average grant-date fair value
Outstanding, year-end 2011	4.2	$23.92
Granted	2.6	$22.23
Lapsed	(2.4)	$24.34
Canceled or Expired	(0.1)	$23.28

Outstanding, year-end 2012	4.3	$22.67
Granted	3.2	$37.69
Lapsed	(2.5)	$22.97
Canceled or Expired	(0.1)	$27.31

Outstanding, year-end 2013	4.8	$32.31
Granted	3.1	$49.51
Lapsed	(2.6)	$33.05
Canceled or Expired	(0.2)	$37.33

Outstanding, year-end 2014	5.1	$42.08

The weighted-average grant date fair value of stock options granted during 2014, 2013 and 2012 was $11.96, $8.98 and $4.39, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s share price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.  The increase in the fair value of the stock options granted during 2014, compared to 2013, resulted primarily from an increase in the Company’s share price, which decreased the expected dividend yield, and an increase in the weighted average risk-free interest rate.  The increase in the fair value of the stock options granted during 2013, compared to 2012, resulted primarily from an increase in the Company’s share price, an increase in the weighted average risk-free interest rate and a decrease in the expected dividend yield.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2014	2013	2012
Weighted average expected volatility	25.29%	26.34%	26.49%
Weighted average risk-free interest rate	2.06%	1.87%	0.97%
Expected dividend yield	1.51%	1.82%	2.49%
Expected term (based on historical results)	6.6 years	6.8 years	6.9 years

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

Total stock compensation recognized in 2014, 2013 and 2012 was $155, $107 and $82, respectively.  Stock option compensation recognized in 2014, 2013 and 2012 was $32, $24 and $22, respectively.  Restricted shares compensation recognized in 2014, 2013 and 2012 was $123, $83 and $60, respectively.

The total intrinsic value of options exercised was $142, $115 and $44 in 2014, 2013 and 2012, respectively.  The total amount of cash received in 2014 by the Company from the exercise of options granted under share-based payment arrangements was $110.  As of January 31, 2015, there was $205 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under the Company’s equity award plans.  This cost is expected to be recognized over a weighted-average period of approximately two years.  The total fair value of options that vested was $26, $20 and $23 in 2014, 2013 and 2012, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares.  Proceeds received from the exercise of options, and the related tax benefit, may be utilized to repurchase the Company’s common shares under a stock repurchase program adopted by the Company’s Board of Directors.  During 2014, the Company repurchased approximately three million common shares in such a manner.

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

Litigation — Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain antitrust, wage and hour, or civil rights laws, as well as product liability cases, are pending against the Company.  Some of these suits purport or have been determined to be class actions and/or seek substantial damages.  Any damages that may be awarded in antitrust cases will be automatically trebled.  Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material effect on the Company’s financial position, results of operations, or cash flows.

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where it is reasonably possible to estimate and when an adverse outcome is probable.  Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties.  Management currently believes that the aggregate range of loss for the Company’s exposure is not material to the Company.  It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

14.       STOCK

Preferred Shares

The Company has authorized five million shares of voting cumulative preferred shares; two million shares were available for issuance at January 31, 2015.  The shares have a par value of $100 per share and are issuable in series.

Common Shares

The Company has authorized one billion common shares, $1 par value per share.  On May 20, 1999, the shareholders authorized an amendment to the Amended Articles of Incorporation to increase the number of authorized common shares from one billion to two billion when the Board of Directors determines it to be in the best interest of the Company.

Common Stock Repurchase Program

The Company maintains stock repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 to allow for the orderly repurchase of The Kroger Co. common shares, from time to time.  The Company made open market purchases totaling $1,129, $338 and $1,165 under these repurchase programs in 2014, 2013 and 2012, respectively.  In addition to these repurchase programs, in December 1999, the Company began a program to repurchase common shares to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises and the related tax benefit.  The Company repurchased approximately $154, $271 and $96 under the stock option program during 2014, 2013 and 2012, respectively.

15.       COMPANY- SPONSORED BENEFIT PLANS

The Company administers non-contributory defined benefit retirement plans for some non-union employees and union-represented employees as determined by the terms and conditions of collective bargaining agreements.  These include several qualified pension plans (the “Qualified Plans”) and non-qualified pension plans (the “Non-Qualified Plans”).  The Non-Qualified Plans pay benefits to any employee that earns in excess of the maximum allowed for the Qualified Plans by Section 415 of the Internal Revenue Code.  The Company only funds obligations under the Qualified Plans.  Funding for the Company-sponsored pension plans is based on a review of the specific requirements and on evaluation of the assets and liabilities of each plan.

In addition to providing pension benefits, the Company provides certain health care benefits for retired employees.  The majority of the Company’s employees may become eligible for these benefits if they reach normal retirement age while employed by the Company.  Funding of retiree health care benefits occurs as claims or premiums are paid.

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheets.  Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized as part of net periodic benefit cost are required to be recorded as a component of AOCI.  All plans are measured as of the Company’s fiscal year end.

Amounts recognized in AOCI as of January 31, 2015 and February 1, 2014 consists of the following (pre-tax):

	Pension Benefits		Other Benefits		Total
	2014	2013	2014	2013	2014	2013
Net actuarial loss (gain)	$1,398	$857	$(89)	$(111)	$1,309	$746
Prior service cost (credit)	1	2	(75)	(35)	(74)	(33)

Total	$1,399	$859	$(164)	$(146)	$1,235	$713

Amounts in AOCI expected to be recognized as components of net periodic pension or postretirement benefit costs in the next fiscal year are as follows (pre-tax):

	Pension Benefits	Other Benefits	Total
	2015	2015	2015
Net actuarial loss (gain)	$99	$(6)	$93
Prior service credit	—	(11)	(11)

Total	$99	$(17)	$82

Other changes recognized in other comprehensive income in 2014, 2013 and 2012 were as follows (pre-tax):

	Pension Benefits			Other Benefits			Total
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Incurred net actuarial loss (gain)	$590	$(243)	$(33)	$14	$(97)	$6	$604	$(340)	$(27)
Amortization of prior service credit (cost)	—	—	—	7	4	4	7	4	4
Amortization of net actuarial gain (loss)	(50)	(102)	(97)	8	—	—	(42)	(102)	(97)
Other	—	—	—	(47)	(30)	—	(47)	(30)	—
Total recognized in other comprehensive income (loss)	540	(345)	(130)	(18)	(123)	10	522	(468)	(120)

Total recognized in net periodic benefit cost and other comprehensive income	$595	$(271)	$(41)	$(9)	$(95)	$38	$586	$(366)	$(3)

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at the end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plans		Other Benefits
	2014	2013	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$3,509	$3,443	$263	$221	$294	$402
Service cost	48	40	3	3	11	17
Interest cost	169	144	13	9	13	15
Plan participants’ contributions	—	—	—	—	11	10
Actuarial (gain) loss	539	(308)	40	(20)	14	(97)
Benefits paid	(163)	(136)	(15)	(10)	(21)	(25)
Other	—	—	—	—	(47)	(30)
Assumption of Harris Teeter benefit obligation	—	326	—	60	—	2

Benefit obligation at end of fiscal year	$4,102	$3,509	$304	$263	$275	$294

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$3,135	$2,746	$—	$—	$—	$—
Actual return on plan assets	217	139	—	—	—	—
Employer contributions	—	100	15	10	10	15
Plan participants’ contributions	—	—	—	—	11	10
Benefits paid	(163)	(136)	(15)	(10)	(21)	(25)
Assumption of Harris Teeter plan assets	—	286	—	—	—	—

Fair value of plan assets at end of fiscal year	$3,189	$3,135	$—	$—	$—	$—
Funded status at end of fiscal year	$(912)	$(374)	$(304)	$(263)	$(275)	$(294)
Net liability recognized at end of fiscal year	$(912)	$(374)	$(304)	$(263)	$(275)	$(294)

As of January 31, 2015 and February 1, 2014, other current liabilities include $28 and $30, respectively, of net liability recognized for the above benefit plans.

The pension plan assets acquired and liabilities assumed in the Harris Teeter merger did not affect the Company’s net periodic benefit costs in 2013 due to the merger occurring close to year end.

As of January 31, 2015 and February 1, 2014, pension plan assets do not include common shares of The Kroger Co.

	Pension Benefits			Other Benefits
Weighted average assumptions	2014	2013	2012	2014	2013	2012
Discount rate — Benefit obligation	3.87%	4.99%	4.29%	3.74%	4.68%	4.11%
Discount rate — Net periodic benefit cost	4.99%	4.29%	4.55%	4.68%	4.11%	4.40%
Expected long-term rate of return on plan assets	7.44%	8.50%	8.50%
Rate of compensation increase — Net periodic benefit cost	2.86%	2.77%	2.82%
Rate of compensation increase — Benefit obligation	2.85%	2.86%	2.77%

The Company’s discount rate assumptions were intended to reflect the rates at which the pension benefits could be effectively settled.  They take into account the timing and amount of benefits that would be available under the plans.  The Company’s policy is to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 3.87% and 3.74% discount rates as of year-end 2014 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of February 1, 2015, by approximately $500.

To determine the expected rate of return on pension plan assets held by the Company for 2014, the Company considered current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.  In 2014, the Company decreased the assumed pension plan investment return rate to 7.44% compared to 8.50% in 2013 and 2012.  The Company pension plan’s average rate of return was 7.58% for the 10 calendar years ended December 31, 2014, net of all investment management fees and expenses.  The value of all investments in the Qualified Plans during the calendar year ending December 31, 2014 increased 5.65%, net of investment management fees and expenses.  For the past 20 years, the Company’s average annual rate of return has been 9.58%.  Based on the above information and forward looking assumptions for investments made in a manner consistent with the Company’s target allocations, the Company believes a 7.44% rate of return assumption is reasonable.

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

On January 31, 2015, the Company adopted new mortality tables based on mortality experience and assumptions for generational mortality improvement in calculating the Company’s 2014 year end Company sponsored benefit plans obligations. The tables assume an improvement in life expectancy and increase our current year benefit obligation and future expenses.  The Company used the RP-2000 projected 2021 mortality table in calculating the Company’s 2013 year end Company sponsored benefit plans obligations and 2014, 2013 and 2012 Company-sponsored benefit plans expenses.

The funded status decreased in 2014, compared to 2013, due primarily to the decrease in the discount rate, a change in the mortality assumptions and the return on plan assets.

The following table provides the components of the Company’s net periodic benefit costs for 2014, 2013 and 2012:

	Pension Benefits
	Qualified Plans			Non-Qualified Plans			Other Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$48	$40	$44	$3	$3	$3	$11	$17	$16
Interest cost	169	144	146	13	9	9	13	15	16
Expected return on plan assets	(228)	(224)	(210)	—	—	—	—	—	—
Amortization of:
Prior service cost (credit)	—	—	—	—	—	—	(7)	(4)	(4)
Actuarial (gain) loss	46	93	88	4	9	9	(8)	—	—

Net periodic benefit cost	$35	$53	$68	$20	$21	$21	$9	$28	$28

The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for all Company-sponsored pension plans.

	Qualified Plans		Non-Qualified Plans
	2014	2013	2014	2013
PBO at end of fiscal year	$4,102	$3,509	$304	$263
ABO at end of fiscal year	$3,947	$3,360	$297	$256
Fair value of plan assets at end of year	$3,189	$3,135	$—	$—

The following table provides information about the Company’s estimated future benefit payments.

	Pension Benefits	Other Benefits
2015	$205	$14
2016	$203	$15
2017	$211	$16
2018	$221	$18
2019	$229	$19
2020 – 2024	$1,268	$110

The following table provides information about the weighted average target and actual pension plan asset allocations.

	Target allocations	Actual Allocations
	2014	2014	2013
Pension plan asset allocation
Global equity securities	14.6%	13.4%	15.0%
Emerging market equity securities	5.6	5.8	6.2
Investment grade debt securities	11.6	11.2	10.4
High yield debt securities	12.7	12.5	12.5
Private equity	5.4	6.6	7.7
Hedge funds	36.5	37.5	34.2
Real estate	3.3	3.5	3.3
Other	10.3	9.5	10.7

Total	100.0%	100.0%	100.0%

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

The current target allocations shown represent the 2014 targets that were established in 2013. The Company will rebalance by liquidating assets whose allocation materially exceeds target, if possible, and investing in assets whose allocation is materially below target.  If markets are illiquid, the Company may not be able to rebalance to target quickly.  To maintain actual asset allocations consistent with target allocations, assets are reallocated or rebalanced periodically.  In addition, cash flow from employer contributions and participant benefit payments can be used to fund underweight asset classes and divest overweight asset classes, as appropriate.  The Company expects that cash flow will be sufficient to meet most rebalancing needs.

The Company is not required and does not expect to make any contributions to the Qualified Plans in 2015.  If the Company does make any contributions in 2015, the Company expects these contributions will decrease its required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any contributions.  The Company expects 2015 expense for Company-sponsored pension plans to be approximately $90.  In addition, the Company expects 401(k) retirement savings account plans cash contributions and expense from automatic and matching contributions to participants to be approximately $180 in 2015.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 7.00% initial health care cost trend rate, which is assumed to decrease on a linear basis to a 4.50% ultimate health care cost trend rate in 2028, to determine its expense.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$3	$(3)
Effect on postretirement benefit obligation	$30	$(26)

The following tables set forth by level, within the fair value hierarchy, the Qualified Plans’ assets at fair value as of January 31, 2015 and February 1, 2014:

Assets at Fair Value as of January 31, 2015

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$73	$—	$—	$73
Corporate Stocks	294	—	—	294
Corporate Bonds	—	80	—	80
U.S. Government Securities	—	78	—	78
Mutual Funds/Collective Trusts	123	503	40	666
Partnerships/Joint Ventures	—	468	—	468
Hedge Funds	—	—	1,158	1,158
Private Equity	—	—	210	210
Real Estate	—	—	105	105
Other	—	57	—	57
Total	$490	$1,186	$1,513	$3,189

Assets at Fair Value as of February 1, 2014

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$26	$—	$—	$26
Corporate Stocks	326	—	—	326
Corporate Bonds	—	94	—	94
U.S. Government Securities	—	60	—	60
Mutual Funds/Collective Trusts	303	419	39	761
Partnerships/Joint Ventures	—	317	—	317
Hedge Funds	—	—	1,073	1,073
Private Equity	—	—	243	243
Real Estate	—	—	96	96
Other	—	139	—	139
Total	$655	$1,029	$1,451	$3,135

For measurements using significant unobservable inputs (Level 3) during 2014 and 2013, a reconciliation of the beginning and ending balances is as follows:

	Hedge Funds	Private Equity	Real Estate	Collective Trusts
Ending balance, February 2, 2013	739	180	91	—
Contributions into Fund	297	74	22	—
Realized gains	7	12	11	—
Unrealized gains	71	17	—	—
Distributions	(88)	(47)	(27)	—
Other	—	7	(1)	—
Assumption of Harris Teeter plan assets	47	—	—	39

Ending balance, February 1, 2014	1,073	243	96	39
Contributions into Fund	220	47	17	—
Realized gains	47	35	14	1
Unrealized gains	18	(1)	4	—
Distributions	(257)	(54)	(25)	—
Reclass(1)	58	(58)	—	—
Other	(1)	(2)	(1)	—

Ending balance, January 31, 2015	$1,158	$210	$105	$40

(1)         In 2014, the Company reclassified $58 of Level 3 assets from Private Equity to Hedge Funds.

See Note 8 for a discussion of the levels of the fair value hierarchy.  The assets’ fair value measurement level above is based on the lowest level of any input that is significant to the fair value measurement.

The following is a description of the valuation methods used for the Qualified Plans’ assets measured at fair value in the above tables:

·            Cash and cash equivalents: The carrying value approximates fair value.

·            Corporate Stocks: The fair values of these securities are based on observable market quotations for identical assets and are valued at the closing price reported on the active market on which the individual securities are traded.

·            Corporate Bonds: The fair values of these securities are primarily based on observable market quotations for similar bonds, valued at the closing price reported on the active market on which the individual securities are traded.  When such quoted prices are not available, the bonds are valued using a discounted cash flow approach using current yields on similar instruments of issuers with similar credit ratings, including adjustments for certain risks that may not be observable, such as credit and liquidity risks.

·            U.S. Government Securities: Certain U.S. Government securities are valued at the closing price reported in the active market in which the security is traded. Other U.S. government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for similar securities, the security is valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

·            Mutual Funds/Collective Trusts: The mutual funds/collective trust funds are public investment vehicles valued using a Net Asset Value (NAV) provided by the manager of each fund.  The NAV is based on the underlying net assets owned by the fund, divided by the number of shares outstanding.  The NAV’s unit price is quoted on a private market that is not active.  However, the NAV is based on the fair value of the underlying securities within the fund, which are traded on an active market, and valued at the closing price reported on the active market on which those individual securities are traded.

·            Partnerships/Joint Ventures: These funds consist primarily of U.S. government securities, Corporate Bonds, Corporate Stocks, and derivatives, which are valued in a manner consistent with these types of investments, noted above.

·            Hedge Funds: Hedge funds are private investment vehicles valued using a Net Asset Value (NAV) provided by the manager of each fund.  The NAV is based on the underlying net assets owned by the fund, divided by the number of shares outstanding.  The NAV’s unit price is quoted on a private market that is not active.  The NAV is based on the fair value of the underlying securities within the funds, which may be traded on an active market, and valued at the closing price reported on the active market on which those individual securities are traded.  For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager to value investments.  Fair values of all investments are adjusted annually, if necessary, based on audits of the Hedge Fund financial statements; such adjustments are reflected in the fair value of the plan’s assets.

·            Private Equity: Private Equity investments are valued based on the fair value of the underlying securities within the fund, which include investments both traded on an active market and not traded on an active market. For those investments that are traded on an active market, the values are based on the closing price reported on the active market on which those individual securities are traded.  For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager to value investments.  Fair values of all investments are adjusted annually, if necessary, based on audits of the private equity fund financial statements; such adjustments are reflected in the fair value of the plan’s assets.

·            Real Estate: Real estate investments include investments in real estate funds managed by a fund manager.  These investments are valued using a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.

The Company contributed and expensed $177, $148 and $140 to employee 401(k) retirement savings accounts in 2014, 2013 and 2012, respectively.  The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, compensation as defined by the plan, and length of service.

The Company also administers other defined contribution plans for eligible employees.  The cost of these plans was $5, $5 and $7 for 2014, 2013 and 2012, respectively.

16.       MULTI-EMPLOYER PENSION PLANS

The Company contributes to various multi-employer pension plans, including the UFCW Consolidated Pension Plan, based on obligations arising from collective bargaining agreements.  The Company is designated as the named fiduciary of the UFCW Consolidated Pension Plan and has sole investment authority over these assets.  These plans provide retirement benefits to participants based on their service to contributing employers.  The benefits are paid from assets held in trust for that purpose.  Trustees are appointed in equal number by employers and unions.  The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

In the first quarter of 2014, the Company incurred a charge of $56 (after-tax) related to commitments and withdrawal liabilities associated with the restructuring of pension plan agreements, of which $15 was contributed to the UFCW Consolidated Pension Plan in 2014.  The Company is required to contribute an additional $75 over the next four years related to the restructuring of these pension plan agreements.

The Company recognizes expense in connection with its multi-employer pension plans as contributions are funded, or in the case of the UFCW Consolidated Pension Plan, when commitments are made.  The Company made contributions to multi-employer funds of $297 in 2014, $228 in 2013 and $492 in 2012.  The cash contribution for 2012 includes the Company’s $258 contribution to the UFCW Consolidated Pension Plan in the fourth quarter of 2012.

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

c.               If the Company stops participating in some of its multi-employer pension plans, the Company may be required to pay those plans an amount based on its allocable share of the unfunded vested benefits of the plan, referred to as a withdrawal liability.

The Company’s participation in multi-employer plans is outlined in the following tables.  The EIN / Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent Pension Protection Act Zone Status available in 2014 and 2013 is for the plan’s year-end at December 31, 2013 and December 31, 2012, respectively.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.  The FIP/RP Status Pending / Implemented Column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  Unless otherwise noted, the information for these tables was obtained from the Forms 5500 filed for each plan’s year-end at December 31, 2013 and December 31, 2012.  The multi-employer contributions listed in the table below are the Company’s multi-employer contributions made in fiscal years 2014, 2013 and 2012.

The following table contains information about the Company’s multi-employer pension plans:

				FIP/RP
		Pension Protection		Status
	EIN / Pension	Act Zone Status		Pending/	Multi-Employer Contributions			Surcharge
Pension Fund	Plan Number	2014	2013	Implemented	2014	2013	2012	Imposed(6)
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund(1) (2)	95-1939092 - 001	Red	Red	Implemented	$48	$45	$43	No
Desert States Employers & UFCW Unions Pension Plan(1)	84-6277982 - 001	Green	Green	No	21	23	22	No
Sound Retirement Trust (formerly Retail Clerks Pension Plan)(1) (3)	91-6069306 — 001	Red	Red	Implemented	15	13	12	No
Rocky Mountain UFCW Unions and Employers Pension Plan(1)	84-6045986 - 001	Green	Green	No	17	17	17	No
Oregon Retail Employees Pension Plan(1)	93-6074377 - 001	Red	Red	Implemented	7	7	7	No
Bakery and Confectionary Union & Industry International Pension Fund(1)	52-6118572 - 001	Red	Red	Implemented	11	12	10	No
Washington Meat Industry Pension Trust(1) (4) (5)	91-6134141 - 001	Red	Red	Implemented	1	3	3	No
Retail Food Employers & UFCW Local 711 Pension(1)	51-6031512 - 001	Red	Red	Implemented	9	8	8	No
Denver Area Meat Cutters and Employers Pension Plan(1)	84-6097461 - 001	Green	Green	No	8	8	8	No
United Food & Commercial Workers Intl Union — Industry Pension Fund(1) (4)	51-6055922 - 001	Green	Green	No	33	33	33	No
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	30	31	30	No
Central States, Southeast & Southwest Areas Pension Plan	36-6044243 - 001	Red	Red	Implemented	15	15	12	No
UFCW Consolidated Pension Plan(1)	58-6101602 — 001	Green	Green	No	70	—	275	No
Other					12	13	12

Total Contributions					$297	$228	$492

(1)                               The Company’s multi-employer contributions to these respective funds represent more than 5% of the total contributions received by the pension funds.

(2)                               The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at March 31, 2014 and March 31, 2013.

(3)                               The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2013 and September 30, 2012.

(4)                               The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at June 30, 2013 and June 30, 2012.

(5)                               As of June 30, 2014, this pension fund was merged into the Sound Retirement Trust.  After the completion of the merger, on July 1, 2014, certain assets and liabilities related to the Washington Meat Industry Pension Trust were transferred from the Sound Retirement Trust to the UFCW Consolidated Pension Plan.  See the above information regarding the restructuring of certain pension plan agreements.

(6)                               Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of January 31, 2015, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.

The following table describes (a) the expiration date of the Company’s collective bargaining agreements and (b) the expiration date of the Company’s most significant collective bargaining agreements for each of the material multi-employer funds in which the Company participates.

	Expiration Date	Most Significant Collective
	of Collective	Bargaining Agreements(1)
	Bargaining	(not in millions)
Pension Fund	Agreements	Count	Expiration
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund	March 2016 to June 2017	2	March 2016 to June 2017
UFCW Consolidated Pension Plan	February 2015 to March 2019	8	February 2015 to June 2018
Desert States Employers & UFCW Unions Pension Plan	October 2016 to June 2018	1	October 2016
Sound Retirement Trust (formerly Retail Clerks Pension Plan)(3)	January 2015(2) to December 2016	2	May 2016 to August 2016
Rocky Mountain UFCW Unions and Employers Pension Plan	September 2015 to October 2015	1	September 2015
Oregon Retail Employees Pension Plan	February 2015 to April 2017	3	August 2015 to June 2016
Bakery and Confectionary Union & Industry International Pension Fund	May 2011(2) to September 2017	4	July 2015 to May 2017
Retail Food Employers & UFCW Local 711 Pension	April 2013(2) to March 2015	2	March 2015
Denver Area Meat Cutters and Employers Pension Plan	September 2015 to October 2015	1	September 2015
United Food & Commercial Workers Intl Union — Industry Pension Fund	March 2014(2) to August 2018	2	April 2015 to March 2017
Western Conference of Teamsters Pension Plan	April 2014(2) to April 2018	5	April 2015 to July 2017
Central States, Southeast & Southwest Areas Pension Plan	September 2014(2)	2

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

(3)         As of June 30, 2014, the Washington Meat Industry Pension Trust was merged into the Sound Retirement Trust.

Based on the most recent information available to it, the Company believes the present value of actuarial accrued liabilities in most of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits.  Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a substantial withdrawal liability.  Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer health and welfare plans were approximately $1,200 in 2014, $1,100 in 2013 and $1,100 in 2012.

17.       RECENTLY ADOPTED ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board (“FASB”) amended its standards on comprehensive income by requiring disclosure of information about amounts reclassified out of AOCI by component.  Specifically, the amendment requires disclosure of the effect of significant reclassifications out of AOCI on the respective line items in net income in which the item was reclassified if the amount being reclassified is required to be reclassified to net income in its entirety in the same reporting period.  It requires cross reference to other disclosures that provide additional detail for amounts that are not required to be reclassified in their entirety in the same reporting period.  This new disclosure became effective for the Company beginning February 3, 2013, and was adopted prospectively in accordance with the standard.  See Note 9 to the Consolidated Financial Statements for the Company’s disclosures related to this amended standard.

In July 2013, the FASB amended ASC 740, “Income Taxes.” The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This amendment became effective for the Company beginning February 2, 2014, and was adopted prospectively in accordance with the standard. The adoption of this amendment did not have an effect on net income and did not have a significant effect on the Consolidated Balance Sheets.

18.       RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company in the first quarter of its fiscal year ending January 27, 2018. Early adoption is not permitted.  The Company is currently in the process of evaluating the effect of adoption of this ASU on the Consolidated Financial Statements.

19.       QUARTERLY DATA (UNAUDITED)

The two tables that follow reflect the unaudited results of operations for 2014 and 2013.

	Quarter
2014	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$32,961	$25,310	$24,987	$25,207	$108,465
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	26,065	20,136	19,764	19,547	85,512
Operating, general and administrative	5,168	3,920	3,954	4,119	17,161
Rent	217	166	162	162	707
Depreciation and amortization	581	444	456	467	1,948

Operating profit	930	644	651	912	3,137
Interest expense	147	112	114	115	488

Earnings before income tax expense	783	532	537	797	2,649
Income tax expense	274	182	172	274	902

Net earnings including noncontrolling interests	509	350	365	523	1,747
Net earnings attributable to noncontrolling interests	8	3	3	5	19

Net earnings attributable to The Kroger Co.	$501	$347	$362	$518	$1,728

Net earnings attributable to The Kroger Co. per basic common share	$0.99	$0.71	$0.74	$1.06	$3.49

Average number of shares used in basic calculation	501	485	486	486	490

Net earnings attributable to The Kroger Co. per diluted common share	$0.98	$0.70	$0.73	$1.04	$3.44

Average number of shares used in diluted calculation	507	491	492	493	497

Dividends declared per common share	$0.165	$0.165	$0.185	$0.185	$0.700

Annual amounts may not sum due to rounding.

In the first quarter of 2014, the Company incurred a $87 charge to OG&A expenses due to commitments and withdrawal liabilities arising from restructuring of certain pension plan agreements to help stabilize associates’ future benefits.

In the third quarter of 2014, the Company incurred a $25 charge to OG&A expenses due to contributions to the Company’s charitable foundation and a $17 benefit to income tax expense due to certain tax items.

In the fourth quarter of 2014, the Company incurred a $60 charge to OG&A expenses due to contributions to the Company’s charitable foundation and a $55 charge to OG&A expenses for contributions to the UFCW Consolidated Pension Plan.

	Quarter
2013	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$29,997	$22,686	$22,470	$23,222	$98,375
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	23,817	18,059	17,866	18,397	78,138
Operating, general and administrative	4,593	3,506	3,537	3,558	15,196
Rent	189	139	138	147	613
Depreciation and amortization	519	387	395	402	1,703

Operating profit	879	595	534	718	2,725
Interest expense	129	99	108	107	443

Earnings before income tax expense	750	496	426	611	2,282
Income tax expense	266	176	125	184	751

Net earnings including noncontrolling interests	484	320	301	427	1,531
Net earnings attributable to noncontrolling interests	3	3	2	5	12

Net earnings attributable to The Kroger Co.	$481	$317	$299	$422	$1,519

Net earnings attributable to The Kroger Co. per basic common share	$0.93	$0.61	$0.58	$0.82	$2.93

Average number of shares used in basic calculation	514	515	515	511	514

Net earnings attributable to The Kroger Co. per diluted common share	$0.92	$0.60	$0.57	$0.81	$2.90

Average number of shares used in diluted calculation	520	521	521	517	520

Dividends declared per common share	$0.150	$0.150	$0.165	$0.165	$0.630

Annual amounts may not sum due to rounding.

In the second quarter of 2013, the Company incurred a $3 charge to interest expense and a $2 charge to OG&A expense due to the merger with Harris Teeter.

In the third quarter of 2013, the Company incurred a $2 charge to interest expense and a $2 charge to OG&A expense due to the merger with Harris Teeter and a $19 benefit to income tax expense due to certain tax items.

In the fourth quarter of 2013, the Company incurred a $6 charge to interest expense and a $12 charge to OG&A expense due to the merger with Harris Teeter and a $21 benefit to income tax expense due to certain tax items.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

As of January 31, 2015, our Chief Executive Officer and Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2015.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the fiscal quarter ended January 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2015, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

ITEM 9B.               OTHER INFORMATION.

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item not otherwise set forth below is set forth under the headings Election of Directors, Information Concerning the Board of Directors — Committees of the Board, Information Concerning the Board of Directors — Audit Committee, Information Concerning the Board of Directors — Code of Ethics and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission before June 1, 2015 (the “2015 proxy statement”) and is hereby incorporated by reference into this Form 10-K.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of March 31, 2015.  Except as otherwise noted, each person has held office for at least five years.  Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History
Kathleen S. Barclay	59

Ms. Barclay joined the Company and was elected Senior Vice President of Human Resources on December 10, 2009. Prior to her election, she headed Global Human Resources for General Motors Corporation, a multinational automotive corporation, for more than ten years.

Robert W. Clark	49

Mr. Clark has served as Group Vice President of Non-Perishables since March 14, 2013. Prior to this, he served as Vice President of Merchandising for the Company’s Fred Meyer division from October 2011 to March 2013. From August 2010 to October 2011 he served as Vice President of Operations for the Company’s Columbus division. Prior to that, from May 2002 to August 2010, he served as Vice President of Merchandising for the Company’s Fry’s division. From 1985 to 2002, Mr. Clark held various leadership positions in store and district management, as well as grocery merchandising. Mr. Clark began his career with the Company in 1985 as a courtesy clerk at Fry’s.

Geoffrey J. Covert	63

Mr. Covert has served as Senior Vice President, responsible for the oversight of several of the Company’s retail divisions, since October 24, 2012. Prior to this, he was Senior Vice President of Retail Operations from January 2011 to October 2012. Prior to that, he was President of the Company’s Cincinnati division from December 2004 to December 2010. Prior to that, Mr. Covert served as Senior Vice President from April 1999 to December 2004, and as Group Vice President and President of Kroger Manufacturing from April 1998 to April 1999. He joined the Company in March 1996 as Vice President, Grocery Products Group. Prior to joining the Company, Mr. Covert worked for 23 years in a number of management positions with Procter & Gamble.

Michael J. Donnelly	56

Mr. Donnelly was elected Senior Vice President of Merchandising effective July 1, 2011. Prior to his election, Mr. Donnelly held a variety of key management positions with the Company, including President of Ralphs Grocery Company, President of Fry’s Food Stores, and Senior Vice President, Drug/GM Merchandising and Procurement. Mr. Donnelly joined the Company in 1978 as a clerk.

Kevin M. Dougherty	62

Mr. Dougherty was elected Group Vice President effective May 6, 2004 and is responsible for leading the Company’s Digital Strategy, focused on building Kroger’s presence in the marketplace in digital channels, personalization and e-commerce. Prior to this, he was responsible for the oversight of Company logistics and supply chain management. Mr. Dougherty joined Kroger as Vice President, Supply Chain Operations in 2001. Before joining the Company, he maintained an independent consulting practice focusing on logistics and operational performance, and held leadership roles in the warehouse automation and healthcare industries.

Michael L. Ellis	56

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

Todd A. Foley	45

Mr. Foley has served as Vice President and Treasurer since June 27, 2013. Prior to this, he served as Assistant Corporate Controller from March 2006 to June 2013. Prior to that, he served as Controller of the Company’s Cincinnati/Dayton division from October 2003 to March 2006. Mr. Foley began his career with Kroger in 2001 as an audit manager in the Internal Audit Department after working for PricewaterhouseCoopers from 1991 to 2001, where most recently he was a senior audit manager.

Christopher T. Hjelm	53

Mr. Hjelm has served as Senior Vice President and Chief Information Officer since August 28, 2005. From February 2005 to July 2005, he was Chief Information Officer of Travel Distribution Services for Cendant Corporation. From July 2003 to November 2004, Mr. Hjelm served as Chief Technology Officer for Orbitz LLC, which was acquired by Cendant Corporation in November 2004. Mr. Hjelm served as Senior Vice President for Technology at eBay Inc. from March 2002 to June 2003, and served as Executive Vice President for Broadband Network Services for Excite@Home from June 2001 to February 2002. From January 2000 to June 2001, Mr. Hjelm served as Chairman, President and Chief Executive Officer of ZOHO Corporation. Prior to that, he held various key roles for 14 years with Federal Express Corporation, including that of Senior Vice President and Chief Information Officer.

Lynn Marmer	62

Ms. Marmer was elected Group Vice President of Corporate Affairs effective January 19, 1998. Prior to her election, Ms. Marmer was an attorney in the Company’s Law Department. Ms. Marmer joined the Company in 1997. Before joining the Company she was a partner in the law firm of Dinsmore & Shohl.

Timothy A. Massa	48

Mr. Massa was elected Group Vice President, Human Resources and Labor Relations, effective June 26, 2014. He joined Kroger in October 2010 as Vice President, Corporate Human Resources, Talent Development. Prior to joining the Company, he served in various Human Resources leadership roles for 21 years at Procter & Gamble, most recently serving as Global Human Resources Director of Customer Business Development.

W. Rodney McMullen	54

Mr. McMullen was elected Chairman of the Board effective January 1, 2015, and Chief Executive Officer effective January 1, 2014. Prior to this, he served as President and Chief Operating Officer from August 1, 2009 to December 31, 2013. Prior to that he was elected Vice Chairman effective June 26, 2003, Executive Vice President, Strategy, Planning and Finance effective January 26, 2000, Executive Vice President and Chief Financial Officer effective May 20, 1999, Senior Vice President effective October 5, 1997, and Group Vice President and Chief Financial Officer effective June 18, 1995. Before that he was appointed Vice President, Control and Financial Services on March 4, 1993, and Vice President, Planning and Capital Management effective December 31, 1989. Mr. McMullen joined the Company in 1978 as a part-time stock clerk.

M. Marnette Perry	63

Ms. Perry has served as Senior Vice President of Retail Operations since October 24, 2012. Prior to this, she was elected Senior Vice President overseeing several of the Company’s retail divisions effective July 2003 to October 2012. Prior to that she was elected Group Vice President of Perishables Merchandising and Procurement on March 3, 2003. Prior to this she held a variety of significant positions with the Company, including President of the Company’s Michigan division, and President of the Company’s Columbus division. Ms. Perry joined the Company in 1972.

J. Michael Schlotman	57

Mr. Schlotman was elected Senior Vice President and Chief Financial Officer effective June 26, 2003, and Group Vice President and Chief Financial Officer effective January 26, 2000. Prior to that he was elected Vice President and Corporate Controller in 1995, and served in various positions in corporate accounting since joining the Company in 1985.

Erin S. Sharp	57

Ms. Sharp has served as Group Vice President of Manufacturing since June 27, 2013. She joined the Company in 2011 as Vice President of Operations for the Company’s Manufacturing division. Before joining the Company, Ms. Sharp served as Vice President of Manufacturing for the Sara Lee Corporation. In that role, she led the manufacturing and logistics operations for the central region of their U.S. Fresh Bakery Division. Ms. Sharp has over 25 years of experience supporting food manufacturing operations.

Alessandro Tosolini	48

Mr. Tosolini joined the Company and was elected Senior Vice President of New Business Development on December 11, 2014. Before joining the Company, he held numerous leadership positions with Procter & Gamble for 24 years, in the U.S. and internationally, most recently serving as senior vice president of Global e Business and vice president of Global eCommerce.

Mark C. Tuffin	55

Mr. Tuffin has served as Senior Vice President since January 17, 2014, and is responsible for the oversight of several of the Company’s retail divisions. Prior to this, he served as President of the Company’s Smith’s division from July 2011 to January 2014. From September 2009 to July 2011, Mr. Tuffin served as Vice President of Transition, where he was responsible for implementing an organizational restructuring initiative for the Company’s retail divisions. He joined the Company’s Smith’s division in 1996 and served in a series of leadership roles, including Vice President of Merchandising from September 1999 to September 2009. Mr. Tuffin held various positions with other supermarket retailers before joining Smith’s in 1996.

M. Elizabeth Van Oflen	57

Ms. Van Oflen was elected Vice President and Controller on April 11, 2003. Prior to her election, she held various positions in the Company’s Finance and Tax Departments. Ms. Van Oflen joined the Company in 1982.

Christine S. Wheatley	44

Ms. Wheatley was elected Group Vice President, Secretary and General Counsel effective May 23, 2014. She joined the Company in February 2008 as Corporate Counsel, and became Senior Attorney in 2010, Senior Counsel in 2011, and Vice President in 2012. Before joining Kroger, Ms. Wheatley was engaged in the private practice of law for 11 years, most recently as a partner at Porter Wright Morris & Arthur in Cincinnati.

ITEM 11.                 EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation, and Compensation Policies as they Relate to Risk Management in the 2015 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	21,677,514	$31.13	34,023,400
Equity compensation plans not approved by security holders	—	$—	—
Total	21,677,514	$31.13	34,023,400

(1)                                    The total number of securities reported includes the maximum number of common shares, 1,233,265, that may be issued under performance units granted under one or more long-term incentive plans.  The nature of the awards is more particularly described in the Compensation Discussion and Analysis-Equity section of the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.  The weighted-average exercise price in column (b) does not take these performance unit awards into account.  Based on historical data, or in the case of the award made in 2012 and earned in 2014 the actual payout percentage, our best estimate of the number of securities that will be issued under the performance unit agreements is approximately 713,910.

The remainder of the information required by this Item is set forth in the section entitled Beneficial Ownership of Common Stock in the 2015 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information required by this Item is set forth in the sections entitled Related Person Transactions and Information Concerning the Board of Directors-Independence in the 2015 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the section entitled Selection of Auditors — Disclosure of Auditor Fees in the 2015 proxy statement and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014
Consolidated Statements of Operations for the years ended January 31, 2015, February 1, 2014 and February 2, 2013

Consolidated Statements of Comprehensive Income for the years ended January 31, 2015, February 1, 2014 and February 2, 2013

Consolidated Statements of Cash Flows for the years ended January 31, 2015, February 1, 2014 and February 2, 2013

Consolidated Statement of Changes in Shareholders’ Equity for the years ended January 31, 2015, February 1, 2014 and February 2, 2013
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

4.1

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company.  The Company undertakes to file these instruments with the SEC upon request.

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

10.8

Amended and Restated Credit Agreement dated as of June 30, 2014, among The Kroger Co., the initial lenders named therein, Bank of America, N.A. and Wells Fargo Bank National Association as co-administrative agents, Citibank, N.A., as syndication agent, and The Royal Bank of Scotland plc and U.S. Bank National Association, National Association, as co-documentation agents, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014.

10.9*	The Kroger Co. 2008 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 26, 2008.

10.10*	The Kroger Co. 2011 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2011.

10.11*	The Kroger Co. 2014 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on July 29, 2014.

10.12*

Form of Restricted Stock Grant Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.13*

Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 24, 2008.

10.14*

Form of 2012 Performance Unit Award Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 11, 2012.

10.15*

Form of 2013 Performance Unit Award Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 17, 2013.

10.16*

Form of 2014 Performance Unit Award Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 16, 2014.

10.17*	The Kroger Co. 2012 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

10.18*	The Kroger Co. 2013 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

10.19*	The Kroger Co. 2014 Long-Term Cash Bonus Plan.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: March 31, 2015	/s/ W. Rodney McMullen
W. Rodney McMullen
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 31st of March 2015.

	*	Director
Nora A. Aufreiter

	*	Director
Robert D. Beyer

	*	Director
Susan J. Kropf

	*	Director
David B. Lewis

	*	Chairman, Chief Executive Officer and Director
W. Rodney McMullen

	*	Director
Jorge P. Montoya

	*	Director
Clyde R. Moore

	*	Director
Susan M. Phillips

	*	Director
James A. Runde

	*	Director
Ronald L. Sargent

	*	Chief Financial Officer
	J. Michael Schlotman	(principal financial officer)

	*	Director
Bobby S. Shackouls

	*	Vice President & Controller
	M. Elizabeth Van Oflen	(principal accounting officer)

*By:	/s/ Stacey M. Heiser
Stacey M. Heiser
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

4.1

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company.  The Company undertakes to file these instruments with the SEC upon request.

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

10.8

Amended and Restated Credit Agreement dated as of June 30, 2014, among The Kroger Co., the initial lenders named therein, Bank of America, N.A. and Wells Fargo Bank National Association, as co-administrative agents, Citibank, N.A., as syndication agent, and The Royal Bank of Scotland plc, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014.

10.9*	The Kroger Co. 2008 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 26, 2008.

10.10*	The Kroger Co. 2011 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2011.

10.11*	The Kroger Co. 2014 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on July 29, 2014.

10.12*

Form of Restricted Stock Grant Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.13*

Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 24, 2008.

10.14*

Form of 2012 Performance Unit Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 11, 2012.

10.15*

Form of 2013 Performance Unit Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 17, 2013.

10.16*

Form of 2014 Performance Unit Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 16, 2014.

10.17*	The Kroger Co. 2012 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

10.18*	The Kroger Co. 2013 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

10.19*	The Kroger Co. 2014 Long-Term Cash Bonus Plan.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.