Form 10-K/A
period 2015-01-31
KROGER CO
filed 2015-04-01
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☐   No ☒

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of August 16, 2014:  $24.6 billion.  There were 491,106,583 shares of Common Stock ($1 par value) outstanding as of March 27, 2015.

Documents Incorporated by Reference:

Portions of the proxy statement to be filed pursuant to Regulation 14A of the Exchange Act on or before June 1, 2015, are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

The Kroger Co. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended January 31, 2015, which was originally filed with the Securities and Exchange Commission on March 31, 2015 (the “Original Filing”), solely to correct the number of shares of the Company’s common stock outstanding as of March 27, 2015 as disclosed on the cover page of the Original Filing.  The number of outstanding shares of the Company’s common stock disclosed in the Original Filing inadvertently included 462,562,376 treasury shares that were issued but were not outstanding.  Therefore, the number of shares of the Company’s common stock outstanding as of March 27, 2015 was 491,106,583.

Pursuant to Rule 12b-15 under Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new Rule 13a-14(a)/15d-14(a) Certifications, which are attached hereto.  Because no financial statements have been amended by or included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

This Form 10-K/A does not change or update any of the other disclosures contained in the Original Filing, including, without limitation, the total number of outstanding shares of common stock otherwise disclosed within the body of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: April 1, 2015	/s/ W. Rodney McMullen
W. Rodney McMullen
Chief Executive Officer
(principal executive officer)

EXHIBIT INDEX

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.