Form 10-Q
period 2015-05-23
KROGER CO
filed 2015-06-30
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 23, 2015

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

There were 485,711,614 shares of Common Stock ($1 par value) outstanding as of June 26, 2015.

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	First Quarter Ended
	May 23,	May 24,
	2015	2014
Sales	$33,051	$32,961
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	25,760	26,065
Operating, general and administrative	5,354	5,168
Rent	215	217
Depreciation and amortization	620	581

Operating profit	1,102	930
Interest expense	148	147

Earnings before income tax expense	954	783
Income tax expense	330	274

Net earnings including noncontrolling interests	624	509
Net earnings attributable to noncontrolling interests	5	8

Net earnings attributable to The Kroger Co.	$619	$501

Net earnings attributable to The Kroger Co. per basic common share	$1.27	$0.99

Average number of common shares used in basic calculation	484	501

Net earnings attributable to The Kroger Co. per diluted common share	$1.25	$0.98

Average number of common shares used in diluted calculation	492	507

Dividends declared per common share	$0.185	$0.165

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions and unaudited)

	First Quarter Ended
	May 23, 2015	May 24, 2014
Net earnings including noncontrolling interests	$624	$509

Other comprehensive income (loss)
Unrealized gains and losses on available for sale securities, net of income tax(1)	3	(1)
Amortization of amounts included in net periodic pension expense, net of income tax(2)	16	8
Unrealized gains on cash flow hedging activities, net of income tax(3)	20	—

Total other comprehensive income	39	7

Comprehensive income	663	516
Comprehensive income attributable to noncontrolling interests	5	8
Comprehensive income attributable to The Kroger Co.	$658	$508

(1)         Amount is net of tax of $1 for the first quarter of 2015 and $(1) for the first quarter of 2014.

(2)         Amount is net of tax of $9 for the first quarter of 2015 and $4 for the first quarter of 2014.

(3)         Amount is net of tax of $12 for the first quarter of 2015.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	May 23,	January 31,
	2015	2015
ASSETS
Current assets
Cash and temporary cash investments	$252	$268
Store deposits in-transit	962	988
Receivables	1,218	1,266
FIFO inventory	6,995	6,933
LIFO reserve	(1,273)	(1,245)
Prepaid and other current assets	429	701
Total current assets	8,583	8,911

Property, plant and equipment, net	18,212	17,912
Intangibles, net	743	757
Goodwill	2,304	2,304
Other assets	626	613

Total Assets	$30,468	$30,497

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,591	$1,885
Trade accounts payable	5,431	5,052
Accrued salaries and wages	1,146	1,291
Deferred income taxes	286	287
Other current liabilities	2,864	2,888
Total current liabilities	11,318	11,403

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	9,717	9,712
Adjustment to reflect fair-value interest rate hedges	(1)	—
Long-term debt including obligations under capital leases and financing obligations	9,716	9,712

Deferred income taxes	1,180	1,209
Pension and postretirement benefit obligations	1,458	1,463
Other long-term liabilities	1,260	1,268

Total Liabilities	24,932	25,055

Commitments and contingencies (see Note 8)

SHAREOWNERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 1,000 shares authorized; 959 shares issued in 2015 and 2014	959	959
Additional paid-in capital	3,826	3,707
Accumulated other comprehensive loss	(773)	(812)
Accumulated earnings	12,895	12,367
Common shares in treasury, at cost, 478 shares in 2015 and 472 shares in 2014	(11,350)	(10,809)

Total Shareowners’ Equity — The Kroger Co.	5,557	5,412
Noncontrolling interests	(21)	30

Total Equity	5,536	5,442

Total Liabilities and Equity	$30,468	$30,497

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Quarter Ended
	May 23, 2015	May 24, 2014
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$624	$509
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	620	581
LIFO charge	28	28
Stock-based employee compensation	52	40
Expense for Company-sponsored pension plans	30	12
Deferred income taxes	(52)	(56)
Other	34	24
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	26	21
Receivables	43	20
Inventories	(62)	(25)
Prepaid and other current assets	249	288
Trade accounts payable	380	375
Accrued expenses	(237)	(111)
Income taxes receivable and payable	10	(28)
Other	10	73

Net cash provided by operating activities	1,755	1,751

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(879)	(730)
Proceeds from sale of assets	4	9
Other	17	18
Net cash used by investing activities	(858)	(703)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	4	17
Payments on long-term debt	(13)	(14)
Net payments of commercial paper	(285)	(5)
Dividends paid	(91)	(84)
Excess tax benefits on stock-based awards	37	12
Proceeds from issuance of capital stock	46	33
Treasury stock purchases	(585)	(1,143)
Investment in the remaining equity of a noncontrolling interest	(26)	—

Net cash used by financing activities	(913)	(1,184)

Net decrease in cash and temporary cash investments	(16)	(136)

Cash and temporary cash investments:
Beginning of year	268	401
End of quarter	$252	$265

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(879)	$(730)
Payments for lease buyouts	16	17
Changes in construction-in-progress payables	(52)	4
Total capital investments, excluding lease buyouts	$(915)	$(709)

Disclosure of cash flow information:
Cash paid during the quarter for interest	$156	$134
Cash paid during the quarter for income taxes	$321	$351

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at February 1, 2014	959	$959	$3,549	451	$(9,641)	$(464)	$10,981	$11	$5,395
Issuance of common stock:
Stock options exercised	—	—	—	(2)	33	—	—	—	33
Restricted stock issued	—	—	(9)	—	4	—	—	—	(5)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	24	(1,094)	—	—	—	(1,094)
Stock options exchanged	—	—	—	1	(49)	—	—	—	(49)
Share-based employee compensation	—	—	40	—	—	—	—	—	40
Other comprehensive gain net of income tax of $3	—	—	—	—	—	7	—	—	7
Other	—	—	15	—	1	—	—	2	18
Cash dividends declared ($0.165 per common share)	—	—	—	—	—	—	(84)	—	(84)
Net earnings including noncontrolling interests	—	—	—	—	—	—	501	8	509

Balances at May 24, 2014	959	$959	$3,595	474	$(10,746)	$(457)	$11,398	$21	$4,770

Balances at January 31, 2015	959	$959	$3,707	472	$(10,809)	$(812)	$12,367	$30	$5,442
Issuance of common stock:
Stock options exercised	—	—	—	(2)	46	—	—	—	46
Restricted stock issued	—	—	(11)	—	(1)	—	—	—	(12)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	7	(498)	—	—	—	(498)
Stock options exchanged	—	—	—	1	(87)	—	—	—	(87)
Share-based employee compensation	—	—	52	—	—	—	—	—	52
Other comprehensive gain net of income tax of $22	—	—	—	—	—	39	—	—	39
Investment in the remaining equity of a noncontrolling interest	—	—	40	—	—	—	—	(57)	(17)
Other	—	—	38	—	(1)	—	—	1	38
Cash dividends declared ($0.185 per common share)	—	—	—	—	—	—	(91)	—	(91)
Net earnings including noncontrolling interests	—	—	—	—	—	—	619	5	624

Balances at May 23, 2015	959	$959	$3,826	478	$(11,350)	$(773)	$12,895	$(21)	$5,536

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.              ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries, and the Variable Interest Entities (“VIEs”) in which the Company is the primary beneficiary.  The January 31, 2015 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”).  Significant intercompany transactions and balances have been eliminated.  References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.  The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations.  Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

The unaudited information in the Consolidated Financial Statements for the first quarters ended May 23, 2015 and May 24, 2014, includes the results of operations of the Company for the 16-week periods then ended.

The net increase (decrease) in book overdrafts previously reported in financing activities in the Consolidated Statements of Cash Flows is now reported within operating activities.  Prior year amounts have been revised to the current year presentation.  These revisions were not material to the prior years.

Refer to Note 6 for an additional change to the Consolidated Balance Sheets for a recently adopted accounting standard regarding the presentation of debt issuance costs.

2.              MERGER

On August 18, 2014, the Company closed its merger with Vitacost.com, Inc. (“Vitacost.com”) and there have not been any changes in the Company’s preliminary purchase price allocation in the first quarter of 2015.

Pro forma results of operations, assuming the transaction had taken place at the beginning of 2013, are included in the following table.  The pro forma information includes historical results of operations of Vitacost.com and adjustments for interest expense that would have been incurred due to financing the merger, depreciation and amortization of the assets acquired and excludes the pre-merger transaction related expenses incurred by Vitacost.com and the Company.  The pro forma information does not include efficiencies, cost reductions or synergies expected to result from the merger.  The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the merger been completed at the beginning of the 2013.

First Quarter Ended May 24, 2014
Sales	$33,092
Net earnings including noncontrolling interests	502
Net earnings attributable to noncontrolling interests	8

Net earnings attributable to The Kroger Co.	$494

3.              DEBT OBLIGATIONS

Long-term debt consists of:

	May 23,	January 31,
	2015	2015
0.76% to 8.00% Senior notes due through 2043	$9,229	$9,224
5.00% to 12.75% Mortgages due in varying amounts through 2027	71	73
0.37% to 0.46% Commercial paper due through June 2015	990	1,275
Other	456	454

Total debt, excluding capital leases and financing obligations	10,746	11,026

Less current portion	(1,549)	(1,844)

Total long-term debt, excluding capital leases and financing obligations	$9,197	$9,182

4.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first quarters of 2015 and 2014.

	First Quarter
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$19	$14	$4	$4
Interest cost	51	56	3	4
Expected return on plan assets	(71)	(74)	—	—
Amortization of:
Prior service cost	—	—	(4)	(2)
Actuarial loss	31	16	(2)	(2)

Net periodic benefit expense	$30	$12	$1	$4

The Company contributed $5 to its Company-sponsored defined benefit pension plans in the first quarter of 2015.  The Company is not required and does not expect to make any additional contributions in 2015.

The Company contributed $62 and $56 to employee 401(k) retirement savings accounts in the first quarters of 2015 and 2014, respectively.

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

	First Quarter Ended			First Quarter Ended
	May 23, 2015			May 24, 2014
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$613	484	$1.27	$497	501	$0.99
Dilutive effect of stock options		8			6

Net earnings attributable to The Kroger Co. per diluted common share	$613	492	$1.25	$497	507	$0.98

The Company had undistributed and distributed earnings to participating securities totaling $6 and $4 for the first quarters of 2015 and 2014, respectively.

The Company had options outstanding for approximately 65 thousand and 2 million shares during the first quarters of 2015 and 2014, respectively, that were excluded from the computation of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

6.              RECENTLY ADOPTED ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification 835, “Interest-Imputation of Interest.” The amendment simplifies the presentation of debt issuance costs related to a recognized debt liability by requiring it be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This amendment became effective for the Company beginning February 1, 2015, and was adopted retrospectively in accordance with the standard. The adoption of this amendment resulted in amounts previously reported in other assets to now be reported within long-term debt including obligations under capital leases and financing obligations in the Consolidated Balance Sheets.  These amounts were not material to the prior year.  The adoption of this amendment did not have an effect on the Company’s Consolidated Statements of Operations.

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

In April 2015, the FASB issued ASU 2015-04, “Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This amendment permits an entity to measure defined benefit plan assets and obligations using the month end that is closest to the entity’s fiscal year end for all plans. This guidance will be effective for the Company in its fiscal year ending January 28, 2017.  The implementation of this amendment will not have an effect on the Company’s Consolidated Statements of Operations and will not have a significant effect on the Company’s Consolidated Balance Sheets.

In April 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share. This guidance will be effective for the Company in its fiscal year ending January 28, 2017.  The implementation of this amendment will have an effect on the Company’s Notes to the Consolidated Financial Statements and will not have an effect on the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets.

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at May 23, 2015 and January 31, 2015:

May 23, 2015 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities	$47	$—	$—	$47
Available-for-Sale Securities	40	—	—	40
Warrants	—	29	—	29
Long-Lived Assets	—	—	3	3
Interest Rate Hedges	—	(1)	—	(1)
Total	$87	$28	$3	$118

January 31, 2015 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities	$47	$—	$—	$47
Available-for-Sale Securities	36	—	—	36
Warrants	—	26	—	26
Long-Lived Assets	—	—	22	22
Interest Rate Hedges	—	(39)	—	(39)
Total	$83	$(13)	$22	$92

In the first quarter of 2015, unrealized gains on the Level 1 available-for-sale securities totaled $4.

The Company values warrants using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model is classified as a Level 2 input.

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, long-lived assets, and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for further discussion of the Company’s policies regarding the valuation of long-lived assets and store lease exit costs.  For the first quarter of 2015, long-lived assets with a carrying amount of $25 were written down to their fair value of $3 resulting in an impairment charge of $22.  For the first quarter of 2014, long-lived assets with a carrying amount of $14 were written down to their fair value of $6 resulting in an impairment charge of $8.  In fiscal year 2014, long-lived assets with a carrying amount of $59 were written down to their fair value of $22, resulting in an impairment charge of $37.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at May 23, 2015 and January 31, 2015.  At May 23, 2015, the fair value of total debt was $11,643 compared to a carrying value of $10,746.  At January 31, 2015, the fair value of total debt was $12,319 compared to a carrying value of $11,026.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Other Assets

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At May 23, 2015 and January 31, 2015, the carrying and fair value of long-term investments for which fair value is determinable was $140 and $133, respectively.  At May 23, 2015 and January 31, 2015, the carrying value of notes receivable for which fair value is determinable was $104 and $98, respectively.

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first quarters of 2014 and 2015:

	Cash Flow Hedging Activities(1)	Available for sale Securities(1)	Pension and Postretirement Defined Benefit Plans(1)	Total(1)
Balance at February 1, 2014	$(25)	$12	$(451)	$(464)
OCI before reclassifications(2)	—	(1)	—	(1)
Amounts reclassified out of AOCI(3)	—	—	8	8
Net current-period OCI	—	(1)	8	7
Balance at May 24, 2014	$(25)	$11	$(443)	$(457)

Balance at January 31, 2015	$(49)	$17	$(780)	$(812)
OCI before reclassifications(2)	20	3	—	23
Amounts reclassified out of AOCI(3)	—	—	16	16
Net current-period OCI	20	3	16	39
Balance at May 23, 2015	$(29)	$20	$(764)	$(773)

(1) All amounts are net of tax.

(2) Net of tax of $(1) for available for sale securities for the first quarter of 2014 and $12 and $1 for cash flow hedging activities and available for sale securities, respectively, for the first quarter of 2015.

(3) Net of tax of $4 for pension and postretirement defined benefit plans for the first quarter of 2014 and $9 for pension and postretirement defined benefit plans for the first quarter of 2015.

The following table represents the items reclassified out of AOCI and the related tax effects for the first quarters of 2015 and 2014:

	First Quarter Ended May 23, 2015	First Quarter Ended May 24, 2014
Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(1)	25	12
Tax expense	(9)	(4)
Net of tax	16	8
Total reclassifications, net of tax	$16	$8

(1) Reclassified from AOCI into merchandise costs and operating, general and administrative expense.  These components are included in the computation of net periodic pension expense (see Note 4 to the Company’s Consolidated Financial Statements for additional details).

11. SUBSEQUENT EVENT

On June 25, 2015, the Company’s Board of Directors approved a two-for-one stock split of The Kroger Co.’s common shares in the form of a 100% stock dividend. Shareholders of record at the close of business on July 6, 2015 will receive one additional common share, with a par value of $1 per share, for each common share owned on that date. The additional shares are expected to be distributed on or about July 13, 2015.

All numbers of shares outstanding and per share amounts in the Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements are presented on a pre-split basis. Subsequent to the distribution date, all historical numbers of shares outstanding and per share amounts presented in future financial statements will be retroactively adjusted.

Pro-forma unaudited earnings per share are as follows, giving retroactive effect to the stock split:

	First Quarter Ended			First Quarter Ended
	May 23, 2015			May 24, 2014
As reported:	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$613	484	$1.27	$497	501	$0.99
Dilutive effect of stock options		8			6

Net earnings attributable to The Kroger Co. per diluted common share	$613	492	$1.25	$497	507	$0.98

	First Quarter Ended			First Quarter Ended
	May 23, 2015			May 24, 2014
Pro-forma:	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$613	969	$0.63	$497	1,002	$0.50
Dilutive effect of stock options		14			12

Net earnings attributable to The Kroger Co. per diluted common share	$613	983	$0.62	$497	1,014	$0.49

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

First quarter 2015 total sales were $33.1 billion compared with $33.0 billion for the same period of 2014.  This increase was attributable to identical supermarket sales increases and increased fuel gallon sales, partially offset by a decrease in the average retail fuel price.  Identical supermarket sales, excluding fuel, increased 5.7% in the first quarter of 2015, compared to the first quarter of 2014, primarily due to an increase in the number of households shopping with us, an increase in visits per household and product cost inflation.  Every supermarket store department and every operating division had positive identical sales.  This continues our trend of positive identical supermarket sales growth for 46 consecutive quarters. Our Customer 1st Strategy continues to deliver solid results.

For the first quarter of 2015, net earnings totaled $619 million, or $1.25 per diluted share, compared to $501 million, or $0.98 per diluted share for the same period of 2014.  Net earnings for the first quarter of 2014 included a $0.11 per diluted share charge due to commitments and withdrawal liabilities arising from the restructuring of certain multiemployer pension plan obligations to help stabilize associates’ future benefits (“pension plan agreements”).  Excluding the pension plan agreements, adjusted net earnings totaled $557 million, or $1.09 per diluted share, for the first quarter of 2014.  The pension plan agreements resulted in an increase in operating, general and administrative (“OG&A”) expense of $87 million ($56 million after-tax) in the first quarter of 2014.  We believe adjusted net earnings and adjusted net earnings per diluted share present a more accurate year-over-year comparison of our financial results because the pension plan agreements were not the result of our normal operations.  The increase in net earnings for the first quarter of 2015, compared to the adjusted net earnings for the first quarter of 2014, resulted primarily from an increase in non-fuel First-In, First Out (“FIFO”) operating profit, partially offset by increased tax expense and a slight decrease in earnings from our fuel operations.

Based on the strength of our results for the first quarter of 2015, we have increased both the lower and upper ranges of our guidance for identical supermarket sales for fiscal year 2015.  Please refer to the “Outlook” section for more information on our expectations.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $619 million for the first quarter of 2015, an increase of 23.6% from net earnings of $501 million for the first quarter of 2014.  Net earnings for the first quarter of 2015 increased 11.1% from adjusted net earnings of $557 million for the first quarter of 2014, excluding the pension plan agreements.  The increase in net earnings for the first quarter of 2015, compared to the first quarter of 2014, resulted primarily from an increase in non-fuel FIFO operating profit, partially offset by increased tax expense and a slight decrease in earnings from our fuel operations.  The increase in non-fuel FIFO operating profit for the first quarter of 2015, compared to the first quarter of 2014, resulted primarily from the benefit of increased supermarket sales, the 2014 charge due to the pension plan agreements, productivity improvements and effective cost controls, partially offset by continued investments in lower prices for our customers and increases in company sponsored pension, credit card, incentive plan, healthcare benefit and shrink costs.  Included in continued investments in lower prices for our customers is the cost of our Pharmacy programs, which experienced high levels of inflation that were not fully passed on to the customer in the first quarter of 2015.  The slight decrease in our net earnings from our fuel operations for the first quarter of 2015, compared to the first quarter of 2014, resulted primarily from a decrease in the average margin per gallon of fuel sold, partially offset by an increase in fuel gallons sold.

Net earnings of $1.25 per diluted share for the first quarter of 2015 represented an increase of 27.6% over net earnings of $0.98 per diluted share for the first quarter of 2014.  Net earnings per diluted share for the first quarter of 2015 increased 14.7% from adjusted net earnings per diluted share of $1.09 for the first quarter of 2014, excluding the pension plan agreements.  Net earnings per diluted share increased in the first quarter of 2015, compared to the first quarter of 2014, due to increased net earnings and the repurchase of common shares resulting in lower weighted average shares outstanding.

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

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to net earnings attributable to The Kroger Co. excluding the pension plan agreements and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to net earnings attributable to The Kroger Co. per diluted common share excluding the pension plan agreements, for the first quarters of 2015 and 2014:

Net Earnings per Diluted Share excluding the Adjusted Item

(in millions, except per share amounts)

	First Quarter Ended
	May 23, 2015	May 24, 2014
Net earnings attributable to The Kroger Co.	$619	$501
Adjustments for pension plan agreements(1) (2)	—	56

Net earnings attributable to The Kroger Co. excluding the adjusted item above	$619	$557

Net earnings attributable to The Kroger Co. per diluted common share	$1.25	$0.98
Adjustments for pension plan agreements (3)	—	0.11

Net earnings attributable to The Kroger Co. per diluted common share excluding the adjusted item above	$1.25	$1.09

Average number of common shares used in diluted calculation	492	507

(1)         The amounts presented represent the after-tax effect of each adjustment.

(2)         The pre-tax charge for the pension plan agreements was $87.

(3)         The amounts presented represent the net earnings per diluted common share effect of each adjustment.

Sales

Total Sales

($ in millions)

	First Quarter
	2015	Percentage Increase(2)	2014	Percentage Increase(3)
Total supermarket sales without fuel	$27,356	5.8%	$25,858	11.3%
Fuel sales	4,573	(26.0)%	6,183	3.6%
Other sales(1)	1,122	22.0%	920	14.4%

Total sales	$33,051	0.3%	$32,961	9.9%

(1)         Other sales primarily relate to sales at convenience stores, excluding fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; a specialty pharmacy; in-store health clinics; sales on digital coupon services; and online sales by Vitacost.com.

(2)         This column represents the percentage increase in the first quarter of 2015, compared to the first quarter of 2014.

(3)         This column represents the percentage increase in the first quarter of 2014, compared to the first quarter of 2013.

Total sales increased in the first quarter of 2015, compared to the first quarter of 2014, by 0.3%.  The increase in total sales for the first quarter of 2015, compared to the first quarter of 2014, was primarily due to our increase in total supermarket sales without fuel, partially offset by a decrease in fuel sales due to a decrease in the average retail fuel price of 31.4%.  The increase in total supermarket sales without fuel for the first quarter of 2015, compared to first quarter of 2014, was primarily due to our identical supermarket sales increase, excluding fuel, of 5.7%.  Identical supermarket sales, excluding fuel, for the first quarter of 2015, compared to the first quarter of 2014, increased primarily due to an increase in the number of households shopping with us, an increase in visits per household and product cost inflation.  Total fuel sales decreased 26.0% in the first quarter of 2015, compared to the first quarter of 2014, primarily due to a decrease in the average retail fuel price of 31.4%, partially offset by an increase in fuel gallons sold of 7.8%.  The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Although identical supermarket sales is a relatively standard term, numerous methods exist for calculating identical supermarket sales growth.  As a result, the method used by our management to calculate identical supermarket sales may differ from methods other companies use to calculate identical supermarket sales.  We urge you to understand the methods used by other companies to calculate identical supermarket sales before comparing our identical supermarket sales to those of other such companies.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented below to calculate percentage changes for the first quarter of 2015.

Identical Supermarket Sales

($ in millions)

	First Quarter
	2015	Percentage Increase(1)	2014	Percentage Increase(2)
Including fuel centers	$29,701	0.6%	$29,521	4.2%
Excluding fuel centers	$26,200	5.7%	$24,786	4.6%

(1)         This column represents the percentage increase in identical supermarket sales in the first quarter of 2015, compared to the first quarter of 2014.

(2)         This column represents the percentage increase in identical supermarket sales in the first quarter of 2014, compared to the first quarter of 2013.  The identical supermarket sales increase for 2014 included Harris Teeter sales for stores that are identical as if they were part of Kroger in 2013.

Gross Margin and FIFO Gross Margin

Our gross margin rate, as a percentage of sales, was 22.06% for the first quarter of 2015, as compared to 20.92% for the first quarter of 2014.  The increase in the gross margin rate, as a percentage of sales, in the first quarter of 2015, compared to the first quarter of 2014, resulted primarily from a decrease in retail fuel sales and reductions in transportation and advertising costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers and increased shrink costs, as a percentage of sales

We calculate FIFO gross margin as sales less merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expenses.  Our LIFO charge was $28 million for the first quarters of both 2015 and 2014.  FIFO gross margin is a non-GAAP financial measure and should not be considered as an alternative to gross margin or any other GAAP measure of performance.  FIFO gross margin should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

Our FIFO gross margin rate was 22.14% for the first quarter of 2015, as compared to 21.01% for the first quarter of 2014.  Our retail fuel operations lower our FIFO gross margin rate, as a percentage of sales, due to the very low FIFO gross margin rate on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased seven basis points in the first quarter of 2015, compared to the first quarter of 2014.  The decrease in FIFO gross margin rate, excluding fuel, in the first quarter of 2015, compared to the first quarter of 2014, resulted primarily from continued investments in lower prices for our customers and increased shrink costs, as a percentage of sales, offset partially by reductions in transportation and advertising costs, as a percentage of sales.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, increased 52 basis points to 16.20% for the first quarter of 2015 from 15.68% for the first quarter of 2014.  The increase in OG&A rate in the first quarter of 2015, compared to the first quarter of 2014, resulted primarily from a decrease in retail fuel sales and increases in company sponsored pension, credit card, healthcare benefit and incentive plan costs, as a percentage of sales, partially offset by increased supermarket sales, the 2014 charge due to the pension plan agreements, productivity improvements and effective cost controls.  Our retail fuel operations lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  Excluding the effect of retail fuel and the pension plan agreements, our OG&A rate decreased 11 basis points in the first quarter of 2015, compared to the first quarter of 2014.  The decrease in the adjusted OG&A rate, excluding fuel and the pension plan agreements, in the first quarter of 2015, compared to the first quarter of 2014, resulted primarily from increased supermarket sales, productivity improvements and effective cost controls, partially offset by increases in company sponsored pension, credit card, healthcare benefit and incentive plan costs, as a percentage of sales.

Rent Expense

Rent expense was $215 million in the first quarter of 2015 compared to $217 million in the first quarter of 2014.  Rent expense, as a percentage of sales, was 0.65% in the first quarter of 2015, compared to 0.66% in the first quarter of 2014.  Rent expense, as a percentage of sales, decreased one basis point in the first quarter of 2015, compared to the first quarter of 2014.  The decrease in rent expense, as a percentage of sales, is due to our continued emphasis on owning rather than leasing, whenever possible, and the benefit of increased supermarket sales.

Depreciation and Amortization Expense

Depreciation and amortization expense was $620 million, or 1.88% of total sales, for the first quarter of 2015 compared to $581 million, or 1.76% of total sales, for the first quarter of 2014.  The increase in our depreciation and amortization expense for the first quarter of 2015, compared to the first quarter of 2014, in total dollars, was the result of additional depreciation on capital investments, including acquisitions and lease buyouts of $3.1 billion, during the rolling four quarter period ending with the first quarter of 2015.

Operating Profit and FIFO Operating Profit

Operating profit was $1.1 billion, or 3.33% of sales, for the first quarter of 2015, compared to $930 million, or 2.82% of sales, for the first quarter of 2014.  Operating profit, as a percentage of sales, increased 51 basis points in the first quarter of 2015, compared to the first quarter of 2014, primarily due to increased supermarket sales, the 2014 charge due to the pension plan agreements, the effect of our retail fuel operations, productivity improvements, effective cost controls and reductions in transportation and advertising costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers and increases in company sponsored pension, credit card, incentive plan, healthcare benefit and shrink costs, as a percentage of sales.

We calculate FIFO operating profit as operating profit excluding the LIFO charge.  FIFO operating profit is a non-GAAP financial measure and should not be considered as an alternative to operating profit or any other GAAP measure of performance.  FIFO operating profit should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO operating profit is an important measure used by management to evaluate operational effectiveness.  Management believes FIFO operating profit is a useful metric to investors and analysts because it measures our day-to-day operational effectiveness.  Since fuel discounts are earned based on in-store purchases, fuel operating profit does not include fuel discounts, which are allocated to our in-store supermarket location departments.  We also derive OG&A expenses, rent and depreciation and amortization through the use of estimated allocations in the calculation of fuel operating profit.

FIFO operating profit was $1.1 billion, or 3.42% of sales, for the first quarter of 2015, compared to $958 million, or 2.91% of sales, for the first quarter of 2014.  Retail fuel sales lower our FIFO operating profit rate due to the very low FIFO operating profit rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  FIFO operating profit, as a percentage of sales excluding fuel and the pension plan agreements, increased nine basis points in the first quarter of 2015, compared to 2014.  The increase in our adjusted FIFO operating profit rate in the first quarter of 2015, compared to first quarter of 2014, was primarily due to increased supermarket sales, productivity improvements, effective cost controls and reductions in transportation and advertising costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers and increases in company sponsored pension, credit card, incentive plan, healthcare benefit and shrink costs, as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $1.8 billion of cash from operating activities during both the first quarter of 2015 and 2014.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses, and changes in working capital.  The cash provided from operating activities remained similar in 2015, compared to 2014, primarily due to an increase in net earnings including noncontrolling interests, partially offset by changes in working capital.  Changes in working capital provided cash from operating activities of $409 million in the first quarter of 2015 and $540 million in the first quarter of 2014.  The decrease in cash provided by changes in working capital for the first quarter of 2015, compared to the first quarter of 2014, was primarily due to an increase in cash used for accrued expenses.  Prepaid expenses decreased significantly from year-end in 2015 and 2014 reflecting prepayments of certain employee benefits at year-end in each prior year.

Net cash used by investing activities

We used $858 million of cash for investing activities during the first quarter of 2015 compared to $703 million during the first quarter of 2014.  The amount of cash used for investing activities increased in the first quarter of 2015 versus 2014, primarily due to increased cash payments for capital investments.

Net cash used by financing activities

We used $913 million of cash for financing activities in the first quarter of 2015 compared to $1.2 billion in the first quarter of 2014.  The decrease in the amount of cash used for financing activities for the first quarter of 2015, compared to the first quarter of 2014, was primarily due to a decrease in repurchases of our outstanding common shares, offset partially by an increase in payments on commercial paper.  Proceeds from the issuance of common shares resulted from exercises of employee stock options.

Debt Management

As of May 23, 2015, we maintained a $2.75 billion (with the ability to increase by $750 million), unsecured revolving credit facility that, unless extended, terminates on June 30, 2019.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  As of May 23, 2015, we had $990 million of outstanding commercial paper and no borrowings under our credit agreement.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $8 million as of May 23, 2015.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants.  As of May 23, 2015, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, was $11.3 billion for both the first quarters of 2015 and 2014.  Total debt decreased $290 million as of the end of the first quarter of 2015, from $11.6 billion as of year-end 2014.  Total debt remained consistent as of the end of the first quarter of 2015, compared to the end of the first quarter of 2014 primarily due to the issuance of $500 million of senior notes bearing an interest rate of 2.95%, partially offset by payments at maturity of $300 million of senior notes bearing an interest rate of 4.95% and a decrease in outstanding commercial paper of $255 million.

Common Stock Repurchase Program

During the first quarter of 2015, we invested $585 million to repurchase 8.0 million Kroger common shares at an average price of $73.48 per share.  These shares were reacquired under two separate share repurchase programs.  The first is a $500 million repurchase program that was authorized by Kroger’s Board of Directors on June 26, 2014.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.

On June 25, 2015, our Board of Directors approved a new $500 million share repurchase program to replace the prior authorization, which had been exhausted.  As of June 29, 2015, we have not made any repurchases under this program.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to be approximately $5.0 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the first quarter of 2015.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $990 million of commercial paper and $500 million of senior notes maturing in the next twelve months, which is included in the $5.0 billion in estimated liquidity needs.  The commercial paper matures in the second quarter of 2015 and the $500 million of senior notes mature in the third quarter of 2015.  We expect to refinance this debt, in 2015, by issuing additional senior notes or commercial paper on favorable terms based on our past experience.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

CAPITAL INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $915 million for the first quarter of 2015, compared to $709 million for the first quarter of 2014.  During the first quarter of 2015, we opened, acquired, expanded, or relocated 17 supermarkets and also completed 20 major within-the-wall remodels.  Total supermarket square footage at the end of the first quarter of 2015 increased 0.5% from the end of the first quarter of 2014.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the first quarter of 2015 increased 1.8% over the end of the first quarter of 2014.

RETURN ON INVESTED CAPITAL

We calculate return on invested capital (“ROIC”) by dividing adjusted operating profit for the prior four quarters by the average invested capital.  Adjusted operating profit is calculated by excluding certain items included in operating profit, and adding back our LIFO charge, depreciation and amortization and rent.  Average invested capital is calculated as the sum of (i) the average of our total assets, (ii) the average LIFO reserve, (iii) the average accumulated depreciation and amortization and (iv) a rent factor equal to total rent for the last four quarters multiplied by a factor of eight; minus (i) the average taxes receivable, (ii) the average trade accounts payable, (iii) the average accrued salaries and wages and (iv) the average other current liabilities.  Averages are calculated for ROIC by adding the beginning balance of the first quarter and the ending balance of the fourth quarter, of the last four quarters, and dividing by two.  We use a factor of eight for our total rent as we believe this is a common factor used by our investors, analysts and rating agencies.  ROIC is a non-GAAP financial measure of performance.  ROIC should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  ROIC is an important measure used by management to evaluate our investment returns on capital.  Management believes ROIC is a useful metric to investors and analysts because it measures how effectively we are deploying our assets.  All items included in the calculation of ROIC are GAAP measures, excluding certain adjustments to operating income.

Although ROIC is a relatively standard financial term, numerous methods exist for calculating a company’s ROIC.  As a result, the method used by our management to calculate ROIC may differ from methods other companies use to calculate their ROIC.  We urge you to understand the methods used by other companies to calculate their ROIC before comparing our ROIC to that of such other companies.

The following table provides a reconciliation of ROIC for the rolling four quarters basis ended May 23, 2015 ($ in millions).  There is no prior year comparative number as the prior year calculation does not include a full year of Harris Teeter assets and results.

Rolling Four Quarters Ended
May 23, 2015
Return on Invested Capital
Numerator
Operating profit	$3,309
LIFO charge	147
Depreciation and amortization	1,987
Rent	705
Adjusted operating profit on a rolling four quarters basis	$6,148

Denominator
Average total assets	$29,662
Average taxes receivable(1)	(19)
Average LIFO reserve	1,199
Average accumulated depreciation and amortization(2)	16,530
Average trade accounts payable	(5,344)
Average accrued salaries and wages	(1,124)
Average other current liabilities(3)	(2,736)
Rent x 8	5,640
Average invested capital	$43,808
Return on Invested Capital	14.03%

(1)         As of May 23, 2015 and May 24, 2014, taxes receivable were $15 and $23, respectively.

(2)         As of May 23, 2015 and May 24, 2014, accumulated depreciation and amortization was $17,108 and $15,951, respectively.

(3)         As of May 23, 2015 and May 24, 2014, other current liabilities included accrued income taxes of $9 and $49, respectively.  Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  Our critical accounting policies are summarized in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

The net increase (decrease) in book overdrafts previously reported in financing activities in the Consolidated Statements of Cash Flows are now reported within operating activities.  See Recently Adopted Accounting Standards for an additional change to the Consolidated Balance Sheets for a recently adopted accounting standard.  Prior year amounts have been revised to the current year presentation.  These revisions were not material to the prior years.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification 835, “Interest-Imputation of Interest.” The amendment simplifies the presentation of debt issuance costs related to a recognized debt liability by requiring it be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This amendment became effective beginning February 1, 2015, and was adopted retrospectively in accordance with the standard.  The adoption of this amendment resulted in amounts previously reported in other assets to now be reported within long-term debt including obligations under capital leases and financing obligations in the Consolidated Balance Sheets.  These amounts were not material to the prior year.  The adoption of this amendment did not have an effect on our Consolidated Statements of Operations.

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

In April 2015, the FASB issued ASU 2015-04, “Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This amendment permits an entity to measure defined benefit plan assets and obligations using the month end that is closest to the entity’s fiscal year end for all plans. This guidance will be effective for us in the fiscal year ending January 28, 2017.  The implementation of this amendment will not have an effect on the Consolidated Statements of Operations and will not have a significant effect on the Consolidated Balance Sheets.

In April 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share. This guidance will be effective for us in the fiscal year ending January 28, 2017.  The implementation of this amendment will have an effect on the Company’s Notes to the Consolidated Financial Statements and will not have an effect on the Consolidated Statements of Operations or Consolidated Balance Sheets.

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

•                                          We expect net earnings per diluted share in the range of $3.80-$3.90 for fiscal year 2015, which is consistent with our long-term net earnings per diluted share growth rate of 8-11%, growing off a 2014 adjusted net earnings of $3.52 per diluted share.  On a post-split basis, we expect net earnings per diluted share in the range of $1.90-$1.95 for fiscal year 2015, growing off a 2014 adjusted net earnings of $1.76 per diluted share, on a post-split basis.  On a post-split basis, adjusted net earnings by quarter for 2014 were $0.54 in first quarter, $0.35 in second quarter, $0.35 in third quarter and $0.52 in the fourth quarter.

•                                          We expect identical supermarket sales growth, excluding fuel, of 3.5%-4.5% in fiscal year 2015.

•                                          We expect full-year FIFO non-fuel operating margin for 2015 to expand slightly compared to 2014, excluding the 2014 adjusted items.

•                                          For 2015, we expect our annualized LIFO charge to be approximately $90 million.

•                                          For 2015, we expect interest expense to be approximately $480 million.

•                                          We plan to use cash flow primarily to repurchase common shares, fund our cash dividend, fund capital investments and maintain our current investment grade debt rating.

•                                          We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•                                          We expect capital investments, excluding mergers, acquisitions and purchases of leased facilities, to be $3.0 - $3.3 billion.  We expect total supermarket square footage for 2015 to grow approximately 2.0 — 2.5% before mergers, acquisitions and operational closings.

•                                          For 2015, we expect our effective tax rate to be approximately 35.0%, excluding the resolution of certain tax items and potential changes to tax legislation.

•                                          We do not anticipate goodwill impairments in 2015.

•                                          For 2015, we expect to contribute approximately $5 million to company-sponsored pension plans and $250 million to multi-employer pension funds.  We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans.  Although these liabilities are not a direct obligation or liability for Kroger, any new agreements that would commit us to fund certain multi-employer plans will be expensed when our commitment is probable and an estimate can be made.

•                                          In 2015, we will negotiate agreements with UFCW for store associates in Columbus, Denver, Memphis and Portland.  We will also negotiate agreements with the Teamsters covering our Memphis and Southern California distribution centers.  Negotiations this year will be challenging as we must have competitive cost structures in each market while meeting our associates’ needs for solid wages and good quality, affordable health care and retirement benefits.

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

•                                          Our ability to use cash flow to continue to repurchase shares, fund dividends, increase capital investments and maintain our investment grade debt rating, could be affected by unanticipated increases in net total debt, our inability to generate cash flow at the levels anticipated, and our failure to generate expected earnings.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 4.         Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 23, 2015, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended May 23, 2015, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(4) (in millions)
First four weeks
February 1, 2015 to February 28, 2015	954,699	$71.79	954,699	$442
Second four weeks
March 1, 2015 to March 28, 2015	1,962,226	$75.24	1,812,832	$331
Third four weeks
March 29, 2015 to April 25, 2015	2,568,531	$75.65	2,568,435	$171
Fourth four weeks
April 26, 2015 to May 23, 2015	2,625,537	$70.81	2,625,407	$2
Total	8,110,993	$73.53	7,961,373	$2

(1)         The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The first quarter of 2015 contained four 28-day periods.

(2)         Includes (i) shares repurchased under a $500 million share repurchase program authorized by the Board of Directors and announced on June 26, 2014 (“2014 Repurchase Program”), (ii) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“the 1999 Repurchase Program”), and (iii) 149,620 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)         Represents shares repurchased under the 2014 Repurchase Program and the 1999 Repurchase Program.

(4)         The amounts shown in this column reflect the amount remaining under the 2014 Repurchase Program at the end of each period.  Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity.  On June 25, 2015, our Board of Directors approved a new $500 million share repurchase program (the “2015 Repurchase Program”) to replace the 2014 Repurchase Program, which has been exhausted.  The 2015 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be terminated by the Board of Directors at any time.

Item 6. Exhibits.

EXHIBIT 3.1	-	Amendment to the Amended Articles of Incorporation.

EXHIBIT 3.2	-	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010.

EXHIBIT 3.3	-	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007.

EXHIBIT 4.1	-

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the SEC upon request.

EXHIBIT 10.1*	-	The Kroger Co. 2015 Long-Term Cash Bonus Plan.

EXHIBIT 10.2*	-	Amendment to Restricted Stock Agreements, between the Company and David Dillon, dated January 14, 2015.

EXHIBIT 31.1	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibits – Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: June 30, 2015	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: June 30, 2015	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -	Amendment to the Amended Articles of Incorporation.

Exhibit 3.2 -	Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010.

Exhibit 3.3 -	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007.

Exhibit 4.1 -

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the SEC upon request.

EXHIBIT 10.1* -	The Kroger Co. 2015 Long-Term Cash Bonus Plan.

EXHIBIT 10.2* -	Amendment to Restricted Stock Agreements, between the Company and David Dillon, dated January 14, 2015.

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

Exhibit 32.1 -	Section 1350 Certifications.

Exhibit 99.1 -	Additional Exhibits - Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS -	XBRL Instance Document.

EXHIBIT 101.SCH -	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB -	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contract or compensatory plan or arrangement