Form 10-Q
period 2015-08-15
KROGER CO
filed 2015-09-22
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 15, 2015

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

There were 973,434,417 shares of Common Stock ($1 par value) outstanding as of September 18, 2015.

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 15,	August 16,	August 15,	August 16,
	2015	2014	2015	2014
Sales	$25,539	$25,310	$58,590	$58,271
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	20,065	20,136	45,825	46,201
Operating, general and administrative	4,068	3,920	9,422	9,088
Rent	155	166	370	383
Depreciation and amortization	477	444	1,097	1,025

Operating profit	774	644	1,876	1,574
Interest expense	114	112	262	259

Earnings before income tax expense	660	532	1,614	1,315
Income tax expense	227	182	557	456

Net earnings including noncontrolling interests	433	350	1,057	859
Net earnings attributable to noncontrolling interests	—	3	5	11

Net earnings attributable to The Kroger Co.	$433	$347	$1,052	$848

Net earnings attributable to The Kroger Co. per basic common share	$0.44	$0.35	$1.08	$0.85

Average number of common shares used in basic calculation	963	970	966	988

Net earnings attributable to The Kroger Co. per diluted common share	$0.44	$0.35	$1.06	$0.84

Average number of common shares used in diluted calculation	977	982	981	1,000

Dividends declared per common share	$0.105	$0.083	$0.198	$0.165

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions and unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 15, 2015	August 16, 2014	August 15, 2015	August 16, 2014
Net earnings including noncontrolling interests	$433	$350	$1,057	$859

Other comprehensive income (loss)
Unrealized gains on available for sale securities, net of income tax(1)	4	3	7	2
Amortization of amounts included in net periodic pension expense, net of income tax(2)	13	5	29	13
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	(3)	—	17	—

Total other comprehensive income	14	8	53	15

Comprehensive income	447	358	1,110	874
Comprehensive income attributable to noncontrolling interests	—	3	5	11
Comprehensive income attributable to The Kroger Co.	$447	$355	$1,105	$863

(1)         Amount is net of tax of $3 for the second quarter of 2015 and $1 for the second quarter of 2014.  Amount is net of tax of $4 for the first two quarters of 2015.

(2)         Amount is net of tax of $8 for the second quarter of 2015 and $4 for the second quarter of 2014.  Amount is net of tax of $17 for the first two quarters of 2015 and $8 for the first two quarters of 2014.

(3)         Amount is net of tax of $(2) for the second quarter of 2015 and $10 for the first two quarters of 2015.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	August 15,	January 31,
	2015	2015
ASSETS
Current assets
Cash and temporary cash investments	$268	$268
Store deposits in-transit	934	988
Receivables	1,319	1,266
FIFO inventory	6,841	6,933
LIFO reserve	(1,293)	(1,245)
Prepaid and other current assets	457	701
Total current assets	8,526	8,911

Property, plant and equipment, net	18,573	17,912
Intangibles, net	736	757
Goodwill	2,307	2,304
Other assets	639	613

Total Assets	$30,781	$30,497

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,527	$1,885
Trade accounts payable	5,261	5,052
Accrued salaries and wages	1,221	1,291
Deferred income taxes	286	287
Other current liabilities	3,068	2,888
Total current liabilities	11,363	11,403

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	9,744	9,712
Adjustment to reflect fair-value interest rate hedges	(1)	—
Long-term debt including obligations under capital leases and financing obligations	9,743	9,712

Deferred income taxes	1,157	1,209
Pension and postretirement benefit obligations	1,460	1,463
Other long-term liabilities	1,176	1,268

Total Liabilities	24,899	25,055

Commitments and contingencies (see Note 9)

SHAREOWNERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2015 and 2014	1,918	1,918
Additional paid-in capital	2,901	2,748
Accumulated other comprehensive loss	(759)	(812)
Accumulated earnings	13,228	12,367
Common shares in treasury, at cost, 953 shares in 2015 and 944 shares in 2014	(11,384)	(10,809)

Total Shareowners’ Equity - The Kroger Co.	5,904	5,412
Noncontrolling interests	(22)	30

Total Equity	5,882	5,442

Total Liabilities and Equity	$30,781	$30,497

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Two Quarters Ended
	August 15, 2015	August 16, 2014
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,057	$859
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,097	1,025
LIFO charge	48	54
Stock-based employee compensation	95	76
Expense for Company-sponsored pension plans	56	21
Deferred income taxes	(82)	(103)
Other	54	53
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	54	2
Receivables	(26)	(47)
Inventories	92	102
Prepaid and other current assets	235	274
Trade accounts payable	210	194
Accrued expenses	(21)	62
Income taxes receivable and payable	(32)	(47)
Other	(82)	67

Net cash provided by operating activities	2,755	2,592

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(1,696)	(1,347)
Proceeds from sale of assets	24	18
Other	(38)	16

Net cash used by investing activities	(1,710)	(1,313)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	24	48
Payments on long-term debt	(34)	(26)
Net payments on commercial paper	(347)	(160)
Dividends paid	(181)	(166)
Excess tax benefits on stock-based awards	73	32
Proceeds from issuance of capital stock	74	66
Treasury stock purchases	(628)	(1,221)
Investment in the remaining equity of a noncontrolling interest	(26)	—
Other	—	(5)

Net cash used by financing activities	(1,045)	(1,432)

Net decrease in cash and temporary cash investments	—	(153)

Cash and temporary cash investments:
Beginning of year	268	401
End of quarter	$268	$248

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,696)	$(1,347)
Payments for lease buyouts	16	28
Changes in construction-in-progress payables	(47)	(63)
Total capital investments, excluding lease buyouts	$(1,727)	$(1,382)

Disclosure of cash flow information:
Cash paid during the year for interest	$279	$282
Cash paid during the year for income taxes	$651	$582

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at February 1, 2014	1,918	$1,918	$2,590	902	$(9,641)	$(464)	$10,981	$11	$5,395
Issuance of common stock:
Stock options exercised	—	—	—	(6)	66	—	—	—	66
Restricted stock issued	—	—	(83)	(4)	37	—	—	—	(46)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	50	(1,129)	—	—	—	(1,129)
Stock options exchanged	—	—	—	4	(92)	—	—	—	(92)
Share-based employee compensation	—	—	76	—	—	—	—	—	76
Other comprehensive gain net of income tax of $8	—	—	—	—	—	15	—	—	15
Other	—	—	63	—	(26)	—	—	3	40
Cash dividends declared ($0.165 per common share)	—	—	—	—	—	—	(162)	—	(162)
Net earnings including noncontrolling interests	—	—	—	—	—	—	848	11	859

Balances at August 16, 2014	1,918	$1,918	$2,646	946	$(10,785)	$(449)	$11,667	$25	$5,022

Balances at January 31, 2015	1,918	$1,918	$2,748	944	$(10,809)	$(812)	$12,367	$30	$5,442
Issuance of common stock:
Stock options exercised	—	—	—	(6)	74	—	—	—	74
Restricted stock issued	—	—	(110)	(3)	33	—	—	—	(77)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	14	(500)	—	—	—	(500)
Stock options exchanged	—	—	—	4	(128)	—	—	—	(128)
Share-based employee compensation	—	—	95	—	—	—	—	—	95
Other comprehensive gain net of income tax of $31	—	—	—	—	—	53	—	—	53
Investment in the remaining equity of a noncontrolling interest	—	—	40	—	—	—	—	(57)	(17)
Other	—	—	128	—	(54)	—	—	—	74
Cash dividends declared ($0.198 per common share)	—	—	—	—	—	—	(191)	—	(191)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,052	5	1,057

Balances at August 15, 2015	1,918	$1,918	$2,901	953	$(11,384)	$(759)	$13,228	$(22)	$5,882

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

The unaudited information in the Consolidated Financial Statements for the second quarter and two quarters ended August 15, 2015 and August 16, 2014, includes the results of operations of the Company for the 12 and 28-week periods then ended.

The net increase (decrease) in book overdrafts previously reported in financing activities in the Consolidated Statements of Cash Flows is now reported within operating activities.  Prior year amounts have been revised to the current year presentation.  These revisions were not material to the prior years.

Refer to Note 7 for an additional change to the Consolidated Balance Sheets for a recently adopted accounting standard regarding the presentation of debt issuance costs.

On June 25, 2015, the Company’s Board of Directors approved a two-for-one stock split of The Kroger Co.’s common shares in the form of a 100% stock dividend, which was effective July 13, 2015.  All share and per share amounts in our Consolidated Financial Statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

2.              MERGER

On August 18, 2014, the Company closed its merger with Vitacost.com, Inc. (“Vitacost.com”).  The Company’s purchase price allocation was finalized in the second quarter of 2015 and the changes in the fair values assumed from the preliminary amounts were not material.

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

	Second Quarter Ended August 16, 2014	Two Quarters Ended August 16, 2014
Sales	$25,402	$58,494
Net earnings including noncontrolling interests	346	848
Net earnings attributable to noncontrolling interests	3	11

Net earnings attributable to The Kroger Co.	$343	$837

3.  STOCK OPTION PLANS

The Company recognized total share-based compensation of $44 and $36 in the second quarters ended August 15, 2015 and August 16, 2014, respectively.  The Company recognized total share-based compensation of $95 and $76 in the first two quarters of 2015 and 2014, respectively.  These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

The Company grants options for common shares (“stock options”) to employees under various plans at an option price equal to the fair market value of a common share on the date of grant.  In addition to stock options, the Company awards restricted stock to employees and its non-employee directors under various plans.  Equity awards may be made once each quarter on a predetermined date.  It has been the Company’s practice to make an annual grant to employees, which occurred in the second quarter of 2015.  Special grants may be made in the other three quarters.  Grants to non-employee directors occur on the same date that the annual grant to employees occurs.

Stock options granted in the first two quarters of 2015 expire 10 years from the date of grant and vest between one year and five years from the date of grant. Restricted stock awards granted in the first two quarters of 2015 have restrictions that lapse between one year and five years from the date of the awards.  All grants and awards become immediately exercisable, in the case of options, and restrictions lapse, in the case of restricted stock, upon certain changes in control of the Company.

Changes in equity awards outstanding under the plans are summarized below.

Stock Options

	Shares subject to option	Weighted-average exercise price
Outstanding, January 31, 2015	40.8	$15.56
Granted	3.3	$38.33
Exercised	(5.7)	$12.99
Canceled or Expired	(0.2)	$17.05

Outstanding, August 15, 2015	38.2	$17.90

Restricted Stock

	Restricted shares outstanding	Weighted-average grant-date fair value
Outstanding, January 31, 2015	10.2	$21.04
Granted	3.1	$38.32
Vested	(4.9)	$21.43
Forfeited	(0.2)	$21.68

Outstanding, August 15, 2015	8.2	$27.38

The weighted-average grant date fair value of stock options granted during the first two quarters of 2015 and 2014, was $9.76 and $5.98, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s share price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.  The increase in the fair value of the stock options granted during the first two quarters of 2015, compared to the first two quarters of 2014, resulted primarily from an increase in the Company’s share price, which decreased the expected dividend yield.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2015	2014
Risk-free interest rate	2.12%	2.06%
Expected dividend yield	1.20%	1.51%
Expected volatility	24.07%	25.29%
Expected term	7.2 Years	6.6 Years

4.              DEBT OBLIGATIONS

Long-term debt consists of:

	August 15,	January 31,
	2015	2015
0.76% to 8.00% Senior Notes due through 2043	$9,231	$9,224
5.00% to 12.75% Mortgages due in varying amounts through 2027	69	73
0.37% to 0.38% Commercial paper borrowings due through October 2015	928	1,275
Other	467	454

Total debt, excluding capital leases and financing obligations	10,695	11,026

Less current portion	(1,484)	(1,844)

Total long-term debt, excluding capital leases and financing obligations	$9,211	$9,182

5.              BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the second quarters of 2015 and 2014.

	Second Quarter Ended
	Pension Benefits		Other Benefits
	August 15, 2015	August 16, 2014	August 15, 2015	August 16, 2014
Components of net periodic benefit cost:
Service cost	$16	$10	$3	$2
Interest cost	39	42	2	3
Expected return on plan assets	(53)	(56)	—	—
Amortization of:
Prior service cost	—	—	(3)	(2)
Actuarial loss (gain)	24	12	(1)	(1)

Net periodic benefit cost	$26	$8	$1	$2

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first two quarters of 2015 and 2014.

	Two Quarters Ended
	Pension Benefits		Other Benefits
	August 15, 2015	August 16, 2014	August 15, 2015	August 16, 2014
Components of net periodic benefit cost:
Service cost	$35	$24	$6	$6
Interest cost	90	98	6	7
Expected return on plan assets	(124)	(130)	—	—
Amortization of:
Prior service cost	—	—	(6)	(4)
Actuarial loss (gain)	55	28	(3)	(3)

Net periodic benefit cost	$56	$20	$3	$6

The Company contributed $5 to its Company-sponsored defined benefit pension plans in the first two quarters of 2015.  The Company is not required and does not expect to make any additional contributions in 2015.

The Company contributed $107 and $98 to employee 401(k) retirement savings accounts in the first two quarters of 2015 and 2014, respectively.

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

	Second Quarter Ended			Second Quarter Ended
	August 15, 2015			August 16, 2014
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$429	963	$0.44	$343	970	$0.35
Dilutive effect of stock options		14			12

Net earnings attributable to The Kroger Co. per diluted common share	$429	977	$0.44	$343	982	$0.35

	Two Quarters Ended			Two Quarters Ended
	August 15, 2015			August 16, 2014
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,042	966	$1.08	$840	988	$0.85
Dilutive effect of stock options		15			12

Net earnings attributable to The Kroger Co. per diluted common share	$1,042	981	$1.06	$840	1,000	$0.84

The Company had combined undistributed and distributed earnings to participating securities totaling $4 in the second quarters of 2015 and 2014.  For the first two quarters of 2015 and 2014, the Company had combined undistributed and distributed earnings to participating securities of $10 and $8, respectively.

The Company had options outstanding for approximately 2 million and 3 million shares during the second quarters of 2015 and 2014, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.  The Company had options outstanding for approximately 1 million shares in the first two quarters of 2015 and 3 million shares in the first two quarters of 2014 that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

7.              RECENTLY ADOPTED ACCOUNTING STANDARDS

In 2015, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification 835, “Interest-Imputation of Interest.” The amendment simplifies the presentation of debt issuance costs related to a recognized debt liability by requiring it be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This amendment became effective for the Company beginning February 1, 2015, and was adopted retrospectively in accordance with the standard. The adoption of this amendment resulted in amounts previously reported in other assets to now be reported within long-term debt including obligations under capital leases and financing obligations in the Consolidated Balance Sheets.  These amounts were not material to the prior year.  The adoption of this amendment did not have an effect on the Company’s Consolidated Statements of Operations.

8.              RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Per ASU 2015-14, “Deferral of Effective Date,” this guidance will be effective for the Company in the first quarter of its fiscal year ending February 2, 2019.  Early adoption is permitted as of the first quarter of the Company’s fiscal year ending February 3, 2018.  The Company is currently in the process of evaluating the effect of adoption of this ASU on the Company’s Consolidated Financial Statements.

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

For items carried at (or adjusted to) fair value in the Consolidated Financial Statements, the following tables summarize the fair value of these instruments at August 15, 2015 and January 31, 2015:

August 15, 2015 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities	$49	$—	$—	$49
Available-for-Sale Securities	47	—	—	47
Warrants	—	37	—	37
Long-Lived Assets	—	—	4	4
Interest Rate Hedges	—	(1)	—	(1)
Total	$96	$36	$4	$136

January 31, 2015 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities	$47	$—	$—	$47
Available-for-Sale Securities	36	—	—	36
Warrants	—	26	—	26
Long-Lived Assets	—	—	22	22
Interest Rate Hedges	—	(39)	—	(39)
Total	$83	$(13)	$22	$92

In the first two quarters of 2015, unrealized gains on the Level 1 available-for-sale securities totaled $11.

The Company values warrants using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model is classified as a Level 2 input.

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets, and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 3 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for further discussion of the Company’s policies regarding the valuation of long-lived assets and store lease exit costs.  For the first two quarters of 2015, long-lived assets with a carrying amount of $30 were written down to their fair value of $4 resulting in an impairment charge of $26.  For the first two quarters of 2014, long-lived assets with a carrying amount of $27 were written down to their fair value of $10 resulting in an impairment charge of $17.  In fiscal year 2014, long-lived assets with a carrying amount of $59 were written down to their fair value of $22, resulting in an impairment charge of $37.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at August 15, 2015 and January 31, 2015.  At August 15, 2015, the fair value of total debt was $11,509 compared to a carrying value of $10,695.  At January 31, 2015, the fair value of total debt was $12,319 compared to a carrying value of $11,026.  The reduction in the fair value of total debt from January 31, 2015, compared to August 15, 2015, is primarily due to a decrease in the forward interest rate yield curve and a reduction in the amount of outstanding commercial paper.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Other Assets

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At August 15, 2015 and January 31, 2015, the carrying and fair value of long-term investments for which fair value is determinable was $137 and $133, respectively.  At August 15, 2015 and January 31, 2015, the carrying value of notes receivable for which fair value is determinable was $112 and $98, respectively.

11.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first two quarters of 2014 and 2015:

	Cash Flow Hedging Activities(1)	Available for sale Securities(1)	Pension and Postretirement Defined Benefit Plans(1)	Total(1)
Balance at February 1, 2014	$(25)	$12	$(451)	$(464)
OCI before reclassifications	—	2	—	2
Amounts reclassified out of AOCI(3)	—	—	13	13
Net current-period OCI	—	2	13	15
Balance at August 16, 2014	$(25)	$14	$(438)	$(449)

Balance at January 31, 2015	$(49)	$17	$(780)	$(812)
OCI before reclassifications(2)	17	7	—	24
Amounts reclassified out of AOCI(3)	—	—	29	29
Net current-period OCI	17	7	29	53
Balance at August 15, 2015	$(32)	$24	$(751)	$(759)

(1)         All amounts are net of tax.

(2)         Net of tax of $10 and $4 for cash flow hedging activities and available for sale securities, respectively, for the first two quarters of 2015.

(3)         Net of tax of $8 for pension and postretirement defined benefit plans for the first two quarters of 2014 and $17 for pension and postretirement defined benefit plans for the first two quarters of 2015.

The following table represents the items reclassified out of AOCI and the related tax effects for the second quarter and first two quarters of 2015 and 2014:

	Second Quarter Ended		Two Quarters Ended
	August 15, 2015	August 16, 2014	August 15, 2015	August 16, 2014
Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(1)	21	9	46	21
Tax expense	(8)	(4)	(17)	(8)
Net of tax	13	5	29	13
Total reclassifications, net of tax	$13	$5	$29	$13

(1)         Reclassified from AOCI into merchandise costs and operating, general and administrative expense.  These components are included in the computation of net periodic pension expense (see Note 5 to the Company’s Consolidated Financial Statements for additional details).

12.       INCOME TAXES

The effective income tax rate was 34.4% in the second quarter of 2015, compared to 34.2% for the second quarter of 2014. The effective income tax rate was 34.5% for the first two quarters of 2015, compared to 34.7% for the first two quarters of 2014. The effective income tax rate for the second quarter of 2015 and the first two quarters of 2015 differed from the federal statutory rate primarily due to the benefit from the favorable conclusion of certain tax audits and utilization of tax credits and deductions, partially offset by the effect of state income taxes. The effective income tax rate for the second quarter of 2014 and the first two quarters of 2014 differed from the federal statutory rate primarily due to the utilization of tax credits and deductions, partially offset by the effect of state income taxes.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Second quarter 2015 total sales were $25.5 billion compared with $25.3 billion for the same period of 2014.  This increase was attributable to identical supermarket sales increases and increased fuel gallon sales, partially offset by a decrease in the average retail fuel price.  Identical supermarket sales, excluding fuel, increased 5.3% in the second quarter of 2015, compared to the second quarter of 2014, primarily due to an increase in the number of households shopping with us, an increase in visits per household, changes in product mix and product cost inflation.  All geographies and all supermarket store departments had positive identical sales.  This continues our trend of positive identical supermarket sales growth for 47 consecutive quarters.  Total sales for the first two quarters of 2015 were $58.6 billion compared to $58.3 billion for the same period of 2014.  This increase was attributable to identical supermarket sales increases and increased fuel gallon sales, offset partially by a decrease in the average retail fuel price.  Identical supermarket sales, excluding fuel, increased 5.5% in the first two quarters of 2015, compared to the same period in 2014, primarily due to an increase in the number of households shopping with us, an increase in visits per household, changes in product mix and product cost inflation.  Our Customer 1st strategy continues to deliver solid results.

On June 25, 2015, the Board of Directors approved a two-for-one stock split of The Kroger Co.’s common shares in the form of a 100% stock dividend, which was effective July 13, 2015.  All share and per share amounts in our Management’s Discussion and Analysis of Financial Condition and Results of Operation have been retroactively adjusted to reflect the stock split for all periods presented.

For the second quarter of 2015, net earnings totaled $433 million, or $0.44 per diluted share, compared to $347 million, or $0.35 per diluted share for the same period of 2014.  The increase in net earnings for the second quarter of 2015, compared to the second quarter of 2014, resulted primarily from an increase in non-fuel First-In, First Out (“FIFO”) operating profit and an increase in earnings from our fuel operations, offset partially by increased tax expense.  For the first two quarters of 2015, net earnings totaled $1.1 billion, or $1.06 per diluted share, compared to $848 million, or $0.84 per diluted share for the same period of 2014.  Net earnings for the first two quarters of 2014 included a $0.06 per diluted share charge due to the commitments and withdrawal liabilities arising from the restructuring of certain multiemployer pension plan obligations to help stabilize associates’ future benefits (“pension plan agreements”).  Excluding the pension plan agreements, net earnings totaled $904 million, or $0.90 per diluted share, for the first two quarters of 2014.  The pension plan agreements resulted in an increase in operating, general and administrative (“OG&A”) expense of $87 million ($56 million after-tax) in the first two quarters of 2014.  We believe adjusted net earnings and adjusted net earnings per diluted share present a more accurate year-over-year comparison of our financial results because the pension plan agreements were not the result of our normal operations.  The increase in net earnings for the first two quarters of 2015, compared to adjusted net earnings for the first two quarters of 2014, resulted primarily from an increase in non-fuel FIFO operating profit and an increase in earnings from our fuel operations, offset partially by increased tax expense.

Based on the strength of our results for the first two quarters of 2015, we have increased both the lower and upper ranges of our guidance for net earnings per diluted share and identical supermarket sales, without fuel, for fiscal year 2015.  Please refer to the “Outlook” section for more information on our expectations.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $433 million for the second quarter of 2015, an increase of 24.8% from net earnings of $347 million for the second quarter of 2014.  The increase in net earnings for the second quarter of 2015, compared to the second quarter of 2014, resulted primarily from an increase in non-fuel FIFO operating profit and an increase in earnings from our fuel operations, offset partially by increased tax expense.  The increase in non-fuel FIFO operating profit for the second quarter of 2015, compared to the second quarter of 2014, resulted primarily from the benefit of increased supermarket sales, productivity improvements, effective cost controls and decreased workers’ compensation and general liability expenses, partially offset by continued investments in lower prices for our customers and increases in company sponsored pension, credit card, incentive plan and shrink costs.  Included in continued investments in lower prices for our customers is the cost of our pharmacy programs, which experienced high levels of inflation that were not fully passed on to the customer in the second quarter of 2015.  The increase in net earnings from our fuel operations for the second quarter of 2015, compared to the second quarter of 2014, resulted primarily from an increase in the average margin per gallon of fuel sold and an increase in fuel gallons sold.

Net earnings totaled $1.1 billion for the first two quarters of 2015, an increase of 24.1% from net earnings of $848 million for the first two quarters of 2014.  Net earnings for the first two quarters of 2015 increased 16.4% from adjusted net earnings of $904 million for the first two quarters of 2014, excluding the pension plan agreements.  The increase in net earnings for the first two quarters of 2015, compared to the first two quarters of 2014, resulted primarily from an increase in non-fuel FIFO operating profit and an increase in earnings from our fuel operations, offset partially by increased tax expense.  The increase in non-fuel FIFO operating profit for the first two quarters of 2015, compared to the same period in 2014, resulted primarily from the benefit of increased supermarket sales, the 2014 charge due to the pension plan agreements, productivity improvements, effective cost controls and decreased workers’ compensation and general liability expenses, partially offset by continued investments in lower prices for our customers and increases in company sponsored pension, credit card, incentive plan and shrink costs.  The increase in net earnings from our fuel operations for the first two quarters of 2015, compared to the first two quarters of 2014, resulted primarily from an increase fuel gallons sold, partially offset by a decrease in the average margin per gallon of fuel sold.

Net earnings of $0.44 per diluted share for the second quarter of 2015 represented an increase of 25.7% over net earnings of $0.35 per diluted share for the second quarter of 2014.  Net earnings per diluted share increased in the second quarter of 2015, compared to the second quarter of 2014, due to increased net earnings.

Net earnings of $1.06 per diluted share for the first two quarters of 2015 represented an increase of 26.2% over net earnings of $0.84 per diluted share for the first two quarters of 2014.  Net earnings per diluted share for the first two quarters of 2015 increased 17.8% from adjusted net earnings per diluted share of $0.90 for the first two quarters of 2014, excluding the pension plan agreements.  Net earnings per diluted share increased in the first two quarters of 2015, compared to the first two quarters of 2014, due to increased net earnings and the repurchase of common shares resulting in a lower weighted average shares outstanding.

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

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to net earnings attributable to The Kroger Co. excluding the pension plan agreements and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to net earnings attributable to The Kroger Co. per diluted common share excluding the pension plan agreements, for the second quarters and the first two quarters of 2015 and 2014 ($ in millions):

	Second Quarter Ended		Two Quarters Ended
	August 15, 2015	August 16, 2014	August 15, 2015	August 16, 2014
Net earnings attributable to The Kroger Co.	$433	$347	$1,052	$848
Adjustment for pension plan agreements(1)(2)	—	—	—	56

Net earnings attributable to The Kroger Co. excluding the adjustment item above	$433	$347	$1,052	$904

Net earnings attributable to The Kroger Co. per diluted common share	$0.44	$0.35	$1.06	$0.84
Adjustment for pension plan agreements(3)	—	—	—	0.06

Net earnings attributable to The Kroger Co. per diluted common share excluding the adjustment item above	$0.44	$0.35	$1.06	$0.90

Average number of common shares used in diluted calculation	977	982	981	1,000

(1)         The amount presented represents the after-tax effect of the adjustment.

(2)         The pre-tax adjustment for the pension plan agreements was $87.

(3)         The amount presented represents the net earnings per diluted common share effect of the adjustment.

Sales

Total Sales

($ in millions)

	Second Quarter Ended				Two Quarters Ended
	August 15, 2015	Percentage Increase	August 16, 2014	Percentage Increase(2)	August 15, 2015	Percentage Increase	August 16, 2014	Percentage Increase(3)
Total supermarket sales without fuel	$20,657	5.2%	$19,629	12.4%	$48,013	5.6%	$45,487	11.8%
Fuel sales	4,009	(18.8)%	4,936	8.1%	8,582	(22.8)%	11,119	5.6%
Other sales(1)	873	17.2%	745	14.1%	1,995	19.8%	1,665	14.3%

Total sales	$25,539	0.9%	$25,310	11.6%	$58,590	0.5%	$58,271	10.6%

(1)                   Other sales primarily relate to sales at convenience stores, excluding fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; a specialty pharmacy; in-store health clinics; sales on digital coupon services; and online sales by Vitacost.com.

(2)                   This column represents the percentage increase in the second quarter of 2014, compared to the second quarter of 2013.

(3)                   This column represents the percentage increase in the first two quarters of 2014, compared to the first two quarters of 2013.

Total sales increased in the second quarter of 2015, compared to the second quarter of 2014, by 0.9%.  The increase in total sales for the second quarter of 2015, compared to the second quarter of 2014, was primarily due to our increase in total supermarket sales without fuel, partially offset by a decrease in fuel sales due to a decrease in the average retail fuel price of 24.5%.  The increase in total supermarket sales without fuel for the second quarter of 2015, compared to the second quarter of 2014, was primarily due to our identical supermarket sales increase, excluding fuel, of 5.3%.  Identical supermarket sales, excluding fuel, for the second quarter of 2015, compared to the second quarter of 2014, increased primarily due to an increase in the number of households shopping with us, an increase in visits per household, changes in product mix and product cost inflation.  Total fuel sales decreased 18.8% in the second quarter of 2015, compared to the second quarter of 2014, primarily due to a decrease in the average retail fuel price of 24.5%, partially offset by an increase in fuel gallons sold of 7.6%.  The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

Total sales increased in the first two quarters of 2015, compared to the first two quarters of 2014, by 0.5%.  The increase in total sales for the first two quarters of 2015, compared to the first two quarters of 2014, was primarily due to our increase in total supermarket sales without fuel, partially offset by a decrease in fuel sales due to a decrease in the average retail fuel price of 28.4%.  The increase in total supermarket sales without fuel for the first two quarters of 2015, compared to the first two quarters of 2014, was primarily due to our identical supermarket sales increase, excluding fuel, of 5.5%.  Identical supermarket sales, excluding fuel, for the first two quarters of 2015, compared to the first two quarters of 2014, increased primarily due to an increase in the number of households shopping with us, an increase in visits per household, changes in product mix and product cost inflation.  Total fuel sales decreased 22.8% in the first two quarters of 2015, compared to the first two quarters of 2014, primarily due to a decrease in the average retail fuel price of 28.4%, partially offset by an increase in fuel gallons sold of 7.7%.  The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Although identical supermarket sales is a relatively standard term, numerous methods exist for calculating identical supermarket sales growth.  As a result, the method used by our management to calculate identical supermarket sales may differ from methods other companies use to calculate identical supermarket sales.  We urge you to understand the methods used by other companies to calculate identical supermarket sales before comparing our identical supermarket sales to those of other such companies.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented below to calculate percentage changes for the second quarter and the first two quarters of 2015.

Identical Supermarket Sales

($ in millions)

	Second Quarter
	August 15, 2015	Percentage Increase	August 16, 2014	Percentage Increase(1)
Including fuel centers	$22,951	1.3%	$22,659	5.3%
Excluding fuel centers	$19,865	5.3%	$18,870	4.8%

(1)         This column represents the percentage increase in identical supermarket sales in the second quarter of 2014, compared to the second quarter of 2013.

Identical Supermarket Sales

($ in millions)

	Two Quarters Ended
	August 15, 2015	Percentage Increase	August 16, 2014	Percentage Increase(1)
Including fuel centers	$52,652	0.9%	$52,180	4.7%
Excluding fuel centers	$46,065	5.5%	$43,656	4.7%

(1)         This column represents the percentage increase in identical supermarket sales in the first two quarters of 2014, compared to the first two quarters of 2013.

Gross Margin and FIFO Gross Margin

Our gross margin rate, as a percentage of sales, was 21.44% for the second quarter of 2015, as compared to 20.44% for the second quarter of 2014.  The increase in the gross margin rate, as a percentage of sales, in the second quarter of 2015, compared to the second quarter of 2014, resulted primarily from a decrease in retail fuel sales and reductions in transportation and advertising costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers and increased shrink costs, as a percentage of sales.

Our gross margin rate, as a percentage of sales, was 21.79% for the first two quarters of 2015, as compared to 20.71% for the first two quarters of 2014.  The increase in the gross margin rate, as a percentage of sales, in the first two quarters of 2015, compared to the first two quarters of 2014, resulted primarily from a decrease in retail fuel sales and reductions in transportation and advertising costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers and increased shrink costs, as a percentage of sales.

We calculate FIFO gross margin as sales less merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expenses.  Our LIFO charge was $21 million for the second quarter of 2015 and $26 million for the second quarter of 2014.  Our LIFO charge was $48 million for the first two quarters of 2015 and $54 million for the first two quarters of 2014.  FIFO gross margin is a non-GAAP financial measure and should not be considered as an alternative to gross margin or any other GAAP measure of performance.  FIFO gross margin should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

Our FIFO gross margin rate was 21.52% for the second quarter of 2015, as compared to 20.54% for the second quarter of 2014.  Our fuel operations lower our FIFO gross margin rate, as a percentage of sales, due to the very low FIFO gross margin rate on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased seven basis points in the second quarter of 2015, compared to the second quarter of 2014.  The decrease in FIFO gross margin rate, excluding fuel, in the second quarter of 2015, compared to the second quarter of 2014, resulted primarily from continued investments in lower prices for our customers and increased shrink costs, as a percentage of sales, partially offset by reductions in transportation and advertising costs, as a percentage of sales.

Our FIFO gross margin rate was 21.87% for the first two quarters of 2015, as compared to 20.81% for the first two quarters of 2014.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased seven basis points for the first two quarters of 2015, compared to the first two quarters of 2014.  This decrease in FIFO gross margin rate, excluding fuel, in the first two quarters of 2015, compared to the first two quarters of 2014, resulted primarily from continued investments in lower prices for our customers and increased shrink costs, as a percentage of sales, partially offset by reductions in transportation and advertising costs, as a percentage of sales.

LIFO Charge

The LIFO charge was $21 million in the second quarter of 2015 and $26 million in the second quarter of 2014.  The LIFO charge decreased in the second quarter of 2015, compared to the second quarter of 2014, due to our lower expected year-end product cost of inflation in most major categories for fiscal 2015 compared to fiscal 2014.

The LIFO charge was $48 million in the first two quarters of 2015 and $54 million in the first two quarters of 2014.  The LIFO charge decreased in the first two quarters of 2015, compared to the first two quarters of 2014, due to our lower expected year-end product cost of inflation in most major categories for 2015 compared to 2014.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, increased 44 basis points to 15.93% for the second quarter of 2015 from 15.49% for the second quarter of 2014.  The increase in OG&A rate, as a percentage of sales, in the second quarter of 2015, compared to the second quarter of 2014, resulted primarily from a decrease in retail fuel sales and increases in company sponsored pension, credit card and incentive plan costs, as a percentage of sales, partially offset by increased supermarket sales, productivity improvements, effective cost controls and decreased workers’ compensation and general liability expenses.  Our retail fuel operations lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  Excluding the effect of retail fuel, our OG&A rate, as a percentage of sales, decreased 31 basis points in the second quarter of 2015, compared to the second quarter of 2014.  The decrease in the OG&A rate, excluding fuel, in the second quarter of 2015, compared to the second quarter of 2014, resulted primarily from increased supermarket sales, productivity improvements, effective cost controls and decreased workers’ compensation and general liability expenses, partially offset by increases in company sponsored pension, credit card and incentive plan costs, as a percentage of sales.

OG&A expenses, as a percentage of sales, increased 48 basis points to 16.08% for the first two quarters of 2015 from 15.60% for the first two quarters of 2014.  The increase in OG&A rate, as a percentage of sales, in the first two quarters of 2015, compared to the first two quarters of 2014, resulted primarily from a decrease in retail fuel sales and increases in company sponsored pension, credit card and incentive plan costs, as a percentage of sales, partially offset by increased supermarket sales, the 2014 charge due to the pension plan agreements, productivity improvements, effective cost controls and decreased workers’ compensation and general liability expenses.  Excluding the effect of retail fuel and the pension plan agreements, our adjusted OG&A rate, as a percentage of sales, decreased 20 basis points in the first two quarters of 2015, compared to the first two quarters of 2014.  The decrease in the adjusted OG&A rate, as a percentage of sales, excluding fuel and the pension plan agreements, in the first two quarters of 2015, compared to the first two quarters of 2014, resulted primarily from increased supermarket sales, productivity improvements, effective cost controls and decreased workers’ compensation and general liability expenses, partially offset by increases in company sponsored pension, credit card and incentive plan costs, as a percentage of sales.

Rent Expense

Rent expense was $155 million, or 0.61% of sales, for the second quarter of 2015, compared to $166 million, or 0.65% of sales, for the second quarter of 2014.  For the first two quarters of 2015, rent expense was $370 million, or 0.63% of sales, compared to $383 million, or 0.66% of sales, in the first two quarters of 2014.  The decrease in rent expense in both the second quarter and the first two quarters of 2015, compared to the second quarter and the first two quarters of 2014, was primarily due to our continued emphasis on owning rather than leasing, whenever possible.

Depreciation and Amortization Expense

Depreciation and amortization expense was $477 million, or 1.87% of total sales, for the second quarter of 2015 compared to $444 million, or 1.76% of total sales, for the second quarter of 2014.  The increase in our depreciation and amortization expense for the second quarter of 2015, compared to the second quarter of 2014, in total dollars, was the result of additional depreciation on capital investments, including acquisitions and lease buyouts, of $3.3 billion, during the rolling four quarter period ending with the second quarter of 2015.

Depreciation and amortization expense was $1.1 billion, or 1.87% of total sales, for the first two quarters of 2015 compared to $1.0 billion, or 1.76% of total sales, for the first two quarters of 2014.  The increase in our depreciation and amortization expense for the first two quarters of 2015, compared to the first two quarters of 2014, in total dollars, was the result of additional depreciation on capital investments, including acquisitions and lease buyouts, of $3.3 billion, during the rolling four quarter period ending with the second quarter of 2015.

Operating Profit and FIFO Operating Profit

Operating profit was $774 million, or 3.03% of sales, for the second quarter of 2015, compared to $644 million, or 2.54% of sales, for the second quarter of 2014.  Operating profit, as a percentage of sales, increased 49 basis points in the second quarter of 2015, compared to the second quarter of 2014, primarily due to increased supermarket sales, the effect of our retail fuel operations, productivity improvements, effective cost controls, decreased workers’ compensation and general liability expenses, and reductions in transportation and advertising costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers and increases in company sponsored pension, credit card, incentive plan and shrink costs, as a percentage of sales.

Operating profit was $1.9 billion, or 3.20% of sales, for the first two quarters of 2015, compared to $1.6 billion, or 2.70% of sales, for the first two quarters of 2014.  Operating profit, as a percentage of sales, increased 50 basis points in the first two quarters of 2015, compared to the first two quarters of 2014, primarily due to increased supermarket sales, the effect of our fuel operations, the 2014 charge due to pension plan agreements, productivity improvements, effective cost controls, decreased workers’ compensation and general liability expenses, and reductions in transportation and advertising costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers and increases in company sponsored pension, credit card, incentive plan and shrink costs, as a percentage of sales.

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

FIFO operating profit was $795 million, or 3.11% of sales, for the second quarter of 2015, compared to $670 million, or 2.65% of sales, for the second quarter of 2014.  Retail fuel sales lower our FIFO operating profit rate due to the very low FIFO operating profit rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  FIFO operating profit, as a percentage of sales excluding fuel, increased 28 basis points in the second quarter of 2015, compared to the second quarter of 2014.  The increase in our FIFO operating profit, excluding fuel, rate in the second quarter of 2015, compared to the second quarter of 2014, was primarily due to increased supermarket sales, productivity improvements, effective cost controls, decreased workers’ compensation and general liability expenses, and reductions in transportation and advertising costs, as a percentage of sales, partially offset by continued investments in lower prices in our customers and increases in company sponsored pension, credit card, incentive plan and shrink costs, as a percentage of sales.

FIFO operating profit was $1.9 billion, or 3.28% of sales, for the first two quarters of 2015, compared to $1.6 billion, or 2.79% of sales, for the first two quarters of 2014.  FIFO operating profit, as a percentage of sales excluding fuel and the pension plan agreements, increased 18 basis points in the first two quarters of 2015, compared to the first two quarters of 2014.  The increase in our FIFO operating profit rate, excluding fuel, in the first two quarters of 2015, compared to the first two quarters of 2014, was primarily due to increased supermarket sales, productivity improvements, effective cost controls, decreased workers’ compensation and general liability expenses, and reductions in transportation and advertising costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers and increases in company sponsored pension, credit card, incentive plan and shrink costs, as a percentage of sales.

Income Taxes

Our effective income tax rate was 34.4% in the second quarter of 2015, compared to 34.2% for the second quarter of 2014. Our effective income tax rate was 34.5% for the first two quarters of 2015, compared to 34.7% for the first two quarters of 2014. Our effective income tax rate for the second quarter of 2015 and the first two quarters of 2015 differed from the federal statutory rate primarily due to the benefit from the favorable conclusion of certain tax audits and utilization of tax credits and deductions, partially offset by the effect of state income taxes. Our effective income tax rate for the second quarter of 2014 and the first two quarters of 2014 differed from the federal statutory rate primarily due to the utilization of tax credits and deductions, partially offset by the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.8 billion of cash from operating activities during the first two quarters of 2015, compared to $2.6 billion in the first two quarters of 2014.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses, and changes in working capital.  Changes in working capital provided cash from operating activities of $512 million in the first two quarters of 2015 and $540 million in the first two quarters of 2014.  The decrease in cash provided by changes in working capital for the first two quarters of 2015, compared to the first two quarters of 2014, was primarily due to an increase in cash used for accrued expenses.  Prepaid expenses decreased significantly from year-end in 2015 and 2014 reflecting prepayments of certain employee benefits at year-end in each prior year.

Net cash used by investing activities

We used $1.7 billion of cash for investing activities during the first two quarters of 2015, compared to $1.3 billion during the first two quarters of 2014.  The amount of cash used for investing activities increased in the first two quarters of 2015 versus the first two quarters of 2014, primarily due to increased cash payments for capital investments.

Net cash used by financing activities

We used $1.0 billion of cash for financing activities in the first two quarters of 2015 compared to $1.4 billion in the first two quarters of 2014.  The decrease in the amount of cash used for financing activities for the first two quarters of 2015, compared to the first two quarters of 2014, resulted primarily due to a decrease in repurchases of our outstanding common shares, offset partially by an increase in payments on commercial paper.  Proceeds from the issuance of capital stock resulted from exercises of employee stock options.

Debt Management

As of August 15, 2015, we maintained a $2.75 billion (with the ability to increase by $750 million), unsecured revolving credit facility that, unless extended, terminates on June 30, 2019.  Outstanding borrowings under the credit facility and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facility.  As of August 15, 2015, we had $928 million of outstanding commercial paper and no borrowings under our credit facility.  The outstanding letters of credit that reduce funds available under our credit facility totaled $9 million as of August 15, 2015.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants.  As of August 15, 2015, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $130 million to $11.3 billion as of the end of the second quarter of 2015, from $11.1 billion as of the end of the second quarter of 2014.  Total debt decreased $328 million as of the end of the second quarter of 2015, from $11.6 billion as of year-end 2014.  The increase as of the end of the second quarter of 2015, compared to the end of the second quarter of 2014, resulted from the issuance of $500 million of senior notes bearing an interest rate of 2.95%, partially offset by payments at maturity of $300 million of senior notes bearing an interest rate of 4.95% and a decrease in outstanding commercial paper of $162 million.

We anticipate refinancing approximately $500 million of debt maturing in the third quarter of 2015.

Common Share Repurchase Program

During the second quarter of 2015, we invested $43 million to repurchase 1.1 million Kroger common shares at an average price of $38.23 per share.  For the first two quarters of 2015, we invested $628 million to repurchase 17.0 million Kroger common shares at an average price of $36.84 per share.  These shares were reacquired under two separate share repurchase programs.  The first is a $500 million repurchase program that was authorized by our Board of Directors on June 26, 2014.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in our stock option and long-term incentive plans as well as the associated tax benefits.

On June 25, 2015, our Board of Directors approved a new $500 million share repurchase program to replace our prior authorization, which had been exhausted.  As of August 15, 2015, we have not made any repurchases under this program.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to be approximately $4.9 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the second quarter 2015.  We generally operate with a working capital deficit due to our efficient use of cash in funding operations and have consistent access to the capital markets.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $928 million of commercial paper and $500 million of senior notes maturing in the next twelve months, which is included in the $4.9 billion in estimated liquidity needs.  The commercial paper and the $500 million of senior notes mature in the third quarter of 2015.  Based on the current market environment, we expect to refinance this debt on favorable terms.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

CAPITAL INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $812 million for the second quarter of 2015 compared to $672 million for the second quarter of 2014.  Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $1.7 billion in the first two quarters of 2015 and $1.4 billion in the first two quarters of 2014.  During the first two quarters of 2015, capital expenditures for the purchase of leased facilities totaled $16 million compared to $28 million for the first two quarters of 2014.  During the second quarter of 2015, we opened, acquired, expanded or relocated 15 food stores and also completed 34 major within-the-wall remodels.  During the first two quarters of 2015, we opened, acquired, expanded or relocated 32 food stores and also completed 54 major within-the-wall remodels.  Total food store square footage at the end of the second quarter of 2015 increased 0.5% from the end of the second quarter of 2014.  Excluding mergers, acquisitions and operational closings, total food store square footage at the end of the second quarter of 2015 increased 1.7% over the end of the second quarter of 2014.

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

The following table provides a reconciliation of ROIC for the rolling four quarters basis ended August 15, 2015 ($ in millions).  There is no prior year comparative number as the prior year calculation does not include a full year of Harris Teeter assets and results.

Rolling Four Quarters Ended
August 15, 2015
Return on Invested Capital
Numerator
Operating profit	$3,439
LIFO charge	141
Depreciation and amortization	2,020
Rent	694
Adjusted operating profit on a rolling four quarters basis	$6,294

Denominator
Average total assets	$29,900
Average taxes receivable(1)	(36)
Average LIFO reserve	1,222
Average accumulated depreciation and amortization(2)	16,884
Average trade accounts payable	(5,169)
Average accrued salaries and wages	(1,175)
Average other current liabilities(3)	(2,966)
Rent x 8	5,552
Average invested capital	$44,212
Return on Invested Capital	14.24%

(1)         As of August 15, 2015 and August 16, 2014, taxes receivable were $48 and $23, respectively.

(2)         As of August 15, 2015 and August 16, 2014, accumulated depreciation and amortization was $17,493 and $16,274, respectively.

(3)         As of August 16, 2014, other current liabilities included accrued income taxes of $30.  Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In 2015, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification 835, “Interest-Imputation of Interest.” The amendment simplifies the presentation of debt issuance costs related to a recognized debt liability by requiring it be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This amendment became effective beginning February 1, 2015, and was adopted retrospectively in accordance with the standard.  The adoption of this amendment resulted in amounts previously reported in other assets to now be reported within long-term debt including obligations under capital leases and financing obligations in the Consolidated Balance Sheets.  These amounts were not material to the prior year.  The adoption of this amendment did not have an effect on our Consolidated Statements of Operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Per ASU 2015-14, “Deferral of Effective Date,” this guidance will be effective for the Company in the first quarter of its fiscal year ending February 2, 2019.  Early adoption is permitted as of the first quarter of our fiscal year ending February 3, 2018.  We are currently in the process of evaluating the effect of adoption of this ASU on the Consolidated Financial Statements.

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

•

We expect net earnings to be $1.92 to $1.98 per diluted share for 2015, which exceeds our long-term net earnings per diluted share growth rate guidance of 8-11%. We expect the third quarter to be at the high end of the 8-11% range and the fourth quarter to be below the range.

•	We expect identical supermarket sales growth, excluding fuel, of 4.0%-5.0% in 2015.

•	We expect full-year non-fuel FIFO operating margin to exceed our goal to slightly expand on a rolling four quarters basis.

•	We expect our 2015 year-end ROIC to increase slightly compared to the fiscal 2014 result.

•	For 2015, we expect product cost inflation of 1.0% - 2.0%, excluding fuel, and an annualized LIFO charge of approximately $90 million.

•	For 2015, we expect interest expense to be approximately $480 million.

•	We plan to use cash flow primarily to repurchase common shares, fund our cash dividend, fund capital investments and maintain our current investment grade debt rating.

•	We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•

We expect capital investments, excluding mergers, acquisitions and purchases of leased facilities, to be at the high end of the $3.0 - $3.3 billion range. We expect total supermarket square footage for 2015 to grow approximately 2.0 — 2.5% before mergers, acquisitions and operational closings.

•	For 2015, we expect our effective tax rate to be approximately 35%, excluding the resolution of certain tax items and potential changes to tax legislation.

•	We do not anticipate goodwill impairments in 2015.

•

For 2015, we expect to contribute approximately $5 million to company-sponsored pension plans and $315 million to multi-employer pension funds, $60 million of which was accrued for at the end of 2014. We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans. Although these liabilities are not a direct obligation or liability of Kroger, any new agreements that would commit us to fund certain multi-employer plans will be expensed when our commitment is probable and an estimate can be made.

•

In 2015, we will negotiate agreements with UFCW for store associates in Denver and Portland. We will also negotiate an agreement with the Teamsters covering our Southern California distribution centers. Negotiations this year will be challenging as we must have competitive cost structures in each market while meeting our associates’ needs for solid wages and good quality, affordable health care and retirement benefits.

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

Item 4.         Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 15, 2015, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended August 15, 2015, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(4) (in millions)
First four weeks
May 24, 2015 to June 20, 2015	130,540	$36.62	130,540	$—
Second four weeks
June 21, 2015 to July 18, 2015	1,941,006	$38.03	218,779	$500
Third four weeks
July 19, 2015 to August 15, 2015	771,406	$38.84	771,406	$500
Total	2,842,952	$38.19	1,120,725	$500

(1)         The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The second quarter of 2015 contained three 28-day periods.

(2)         Includes (i) shares repurchased under a $500 million share repurchase program authorized by the Board of Directors and announced on June 26, 2014 (“2014 Repurchase Program”), (ii) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“the 1999 Repurchase Program”), and (iii) 1,722,227 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)         Represents shares repurchased under the 2014 Repurchase Program and the 1999 Repurchase Program.

(4)         The amount shown in this column for the first four weeks reflects the amount remaining under the 2014 Repurchase Program.  On June 25, 2015, our Board of Directors approved a new $500 million share repurchase program (the “2015 Repurchase Program”) to replace the 2014 Repurchase Program, which has been exhausted.  Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity.  The 2015 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be terminated by the Board of Directors at any time.

Item 6. Exhibits.

EXHIBIT 3.1	-	Amended Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010.

EXHIBIT 3.2	-	Amendment to Amended Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23, 2015.

EXHIBIT 3.3	-	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007.

EXHIBIT 4.1	-

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the SEC upon request.

EXHIBIT 10.1*	-	Form of Performance Unit Agreement Under Long-Term Incentive Plans.

EXHIBIT 10.2*	-	Retirement Agreement, between the Company and Michael Ellis, dated as of June 29, 2015.

EXHIBIT 10.3*	-	Amendment to Stock Option Agreements, between the Company and Michael Ellis, dated as of June 29, 2015.

EXHIBIT 31.1	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibit – Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: September 22, 2015	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: September 22, 2015	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -	Amended Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010.

Exhibit 3.2 -	Amendment to Amended Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23, 2015.

Exhibit 3.3 -	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007.

Exhibit 4.1 -

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the SEC upon request.

EXHIBIT 10.1* -	Form of Performance Unit Agreement Under Long-Term Incentive Plans.

EXHIBIT 10.2* -	Retirement Agreement, between the Company and Michael Ellis, dated as of June 29, 2015.

EXHIBIT 10.3* -	Amendment to Stock Option Agreements, between the Company and Michael Ellis, dated as of June 29, 2015.

Exhibit 31.1 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Executive Officer.

Exhibit 31.2 -	Rule 13a–14(a) / 15d–14(a) Certifications – Chief Financial Officer.

Exhibit 32.1 -	Section 1350 Certifications.

Exhibit 99.1 -	Additional Exhibit - Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS -	XBRL Instance Document.

EXHIBIT 101.SCH -	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB -	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contract or compensatory plan or arrangement