Form 10-Q
period 2015-11-07
KROGER CO
filed 2015-12-17
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 7, 2015

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

There were 974,722,765 shares of Common Stock ($1 par value) outstanding as of December 15, 2015.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 7,	November 8,	November 7,	November 8,
	2015	2014	2015	2014
Sales	$25,075	$24,987	$83,665	$83,258
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	19,478	19,764	65,303	65,965
Operating, general and administrative	4,169	3,954	13,591	13,042
Rent	172	162	542	545
Depreciation and amortization	484	456	1,581	1,481

Operating profit	772	651	2,648	2,225
Interest expense	107	114	369	373

Earnings before income tax expense	665	537	2,279	1,852
Income tax expense	238	172	795	628

Net earnings including noncontrolling interests	427	365	1,484	1,224
Net earnings (loss) attributable to noncontrolling interests	(1)	3	4	14

Net earnings attributable to The Kroger Co.	$428	$362	$1,480	$1,210

Net earnings attributable to The Kroger Co. per basic common share	$0.44	$0.37	$1.52	$1.22

Average number of common shares used in basic calculation	965	972	966	983

Net earnings attributable to The Kroger Co. per diluted common share	$0.43	$0.36	$1.50	$1.20

Average number of common shares used in diluted calculation	979	984	980	995

Dividends declared per common share	$0.105	$0.093	$0.303	$0.258

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions and unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 7, 2015	November 8, 2014	November 7, 2015	November 8, 2014
Net earnings including noncontrolling interests	$427	$365	$1,484	$1,224

Other comprehensive income (loss)
Unrealized gains on available for sale securities, net of income tax(1)	1	5	8	7
Amortization of amounts included in net periodic pension expense, net of income tax(2)	12	5	41	18
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	(3)	4	14	4

Total other comprehensive income	10	14	63	29

Comprehensive income	437	379	1,547	1,253
Comprehensive income (loss) attributable to noncontrolling interests	(1)	3	4	14
Comprehensive income attributable to The Kroger Co.	$438	$376	$1,543	$1,239

(1)                   Amount is net of tax of $1 for the third quarter of 2015 and $4 for the third quarter of 2014.  Amount is net of tax of $5 for the first three quarters of 2015 and $4 for the first three quarters of 2014.

(2)                   Amount is net of tax of $8 for the third quarter of 2015 and $3 for the third quarter of 2014.  Amount is net of tax of $25 for the first three quarters of 2015 and $11 for the first three quarters of 2014.

(3)                   Amount is net of tax of $(2) for the third quarter of 2015 and $2 for the third quarter of 2014.  Amount is net of tax of $8 for the first three quarters of 2015 and $2 for the first three quarters of 2014.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	November 7,	January 31,
	2015	2015
ASSETS
Current assets
Cash and temporary cash investments	$274	$268
Store deposits in-transit	962	988
Receivables	1,253	1,266
FIFO inventory	7,626	6,933
LIFO reserve	(1,302)	(1,245)
Prepaid and other current assets	464	701
Total current assets	9,277	8,911

Property, plant and equipment, net	18,926	17,912
Intangibles, net	734	757
Goodwill	2,310	2,304
Other assets	660	613

Total Assets	$31,907	$30,497

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$2,295	$1,885
Trade accounts payable	5,866	5,052
Accrued salaries and wages	1,287	1,291
Deferred income taxes	286	287
Other current liabilities	3,218	2,888
Total current liabilities	12,952	11,403

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	8,965	9,712
Adjustment to reflect fair-value interest rate hedges	(1)	—
Long-term debt including obligations under capital leases and financing obligations	8,964	9,712

Deferred income taxes	1,096	1,209
Pension and postretirement benefit obligations	1,458	1,463
Other long-term liabilities	1,192	1,268

Total Liabilities	25,662	25,055

Commitments and contingencies (see Note 9)

SHAREOWNERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2015 and 2014	1,918	1,918
Additional paid-in capital	2,948	2,748
Accumulated other comprehensive loss	(749)	(812)
Accumulated earnings	13,554	12,367
Common shares in treasury, at cost, 952 shares in 2015 and 944 shares in 2014	(11,400)	(10,809)

Total Shareowners’ Equity - The Kroger Co.	6,271	5,412
Noncontrolling interests	(26)	30

Total Equity	6,245	5,442

Total Liabilities and Equity	$31,907	$30,497

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Three Quarters Ended
	November 7, 2015	November 8, 2014
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,484	$1,224
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,581	1,481
LIFO charge	58	138
Stock-based employee compensation	130	115
Expense for Company-sponsored pension plans	79	30
Deferred income taxes	(149)	(139)
Other	67	75
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	26	19
Receivables	1	(28)
Inventories	(693)	(580)
Prepaid and other current assets	242	302
Trade accounts payable	814	482
Accrued expenses	161	254
Income taxes receivable and payable	45	(32)
Other	(80)	43

Net cash provided by operating activities	3,766	3,384

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,532)	(2,070)
Proceeds from sale of assets	34	24
Payments for acquisitions	—	(252)
Other	(82)	—

Net cash used by investing activities	(2,580)	(2,298)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	58	552
Payments on long-term debt	(547)	(38)
Net borrowings (payments) on commercial paper	100	(355)
Dividends paid	(283)	(247)
Excess tax benefits on stock-based awards	83	39
Proceeds from issuance of capital stock	94	84
Treasury stock purchases	(659)	(1,250)
Investment in the remaining equity of a noncontrolling interest	(26)	—
Other	—	(8)

Net cash used by financing activities	(1,180)	(1,223)

Net increase (decrease) in cash and temporary cash investments	6	(137)

Cash and temporary cash investments:
Beginning of year	268	401
End of quarter	$274	$264

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,532)	$(2,070)
Payments for lease buyouts	16	43
Changes in construction-in-progress payables	(42)	(35)
Total capital investments, excluding lease buyouts	$(2,558)	$(2,062)

Disclosure of cash flow information:
Cash paid during the year for interest	$397	$373
Cash paid during the year for income taxes	$864	$786

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at February 1, 2014	1,918	$1,918	$2,590	902	$(9,641)	$(464)	$10,981	$11	$5,395
Issuance of common stock:
Stock options exercised	—	—	—	(8)	84	—	—	—	84
Restricted stock issued	—	—	(84)	(4)	38	—	—	—	(46)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	50	(1,129)	—	—	—	(1,129)
Stock options exchanged	—	—	—	6	(121)	—	—	—	(121)
Share-based employee compensation	—	—	115	—	—	—	—	—	115
Other comprehensive gain net of income tax of $17	—	—	—	—	—	29	—	—	29
Other	—	—	72	—	(28)	—	—	—	44
Cash dividends declared ($0.258 per common share)	—	—	—	—	—	—	(251)	—	(251)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,210	14	1,224

Balances at November 8, 2014	1,918	$1,918	$2,693	946	$(10,797)	$(435)	$11,940	$25	$5,344

Balances at January 31, 2015	1,918	$1,918	$2,748	944	$(10,809)	$(812)	$12,367	$30	$5,442
Issuance of common stock:
Stock options exercised	—	—	—	(7)	94	—	—	—	94
Restricted stock issued	—	—	(113)	(3)	34	—	—	—	(79)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	14	(500)	—	—	—	(500)
Stock options exchanged	—	—	—	4	(159)	—	—	—	(159)
Share-based employee compensation	—	—	130	—	—	—	—	—	130
Other comprehensive gain net of income tax of $38	—	—	—	—	—	63	—	—	63
Investment in the remaining equity of a noncontrolling interest	—	—	40	—	—	—	—	(57)	(17)
Other	—	—	143	—	(60)	—	—	(3)	80
Cash dividends declared ($0.303 per common share)	—	—	—	—	—	—	(293)	—	(293)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,480	4	1,484

Balances at November 7, 2015	1,918	$1,918	$2,948	952	$(11,400)	$(749)	$13,554	$(26)	$6,245

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

The unaudited information in the Consolidated Financial Statements for the third quarter and three quarters ended November 7, 2015 and November 8, 2014, includes the results of operations of the Company for the 12 and 40-week periods then ended.

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

	Third Quarter Ended November 8, 2014	Three Quarters Ended November 8, 2014
Sales	$24,987	$83,480
Net earnings including noncontrolling interests	365	1,212
Net earnings attributable to noncontrolling interests	3	14

Net earnings attributable to The Kroger Co.	$362	$1,198

3.  STOCK OPTION PLANS

The Company recognized total share-based compensation of $35 and $39 in the third quarters ended November 7, 2015 and November 8, 2014, respectively.  The Company recognized total share-based compensation of $130 and $115 in the first three quarters of 2015 and 2014, respectively.  These costs were recognized as operating, general and administrative costs in the Company’s Consolidated Statements of Operations.

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

Stock options granted in the first three quarters of 2015 expire 10 years from the date of grant and vest between one year and five years from the date of grant. Restricted stock awards granted in the first three quarters of 2015 have restrictions that lapse between one year and five years from the date of the awards.  All grants and awards become immediately exercisable, in the case of options, and restrictions lapse, in the case of restricted stock, upon certain changes in control of the Company.

Changes in equity awards outstanding under the plans are summarized below.

Stock Options

	Shares subject to option	Weighted-average exercise price
Outstanding, January 31, 2015	40.8	$15.56
Granted	3.3	$38.32
Exercised	(7.0)	$13.49
Canceled or Expired	(0.3)	$19.76

Outstanding, November 7, 2015	36.8	$17.97

Restricted Stock

	Restricted shares outstanding	Weighted-average grant-date fair value
Outstanding, January 31, 2015	10.2	$21.04
Granted	3.2	$38.30
Vested	(5.0)	$21.48
Forfeited	(0.4)	$22.53

Outstanding, November 7, 2015	8.0	$27.61

The weighted-average grant date fair value of stock options granted during the first three quarters of 2015 and 2014, was $9.76 and $5.98, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s share price over that expected term, the dividend yield over the term, and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record share-based compensation expense in the Consolidated Statements of Operations.  The increase in the fair value of the stock options granted during the first three quarters of 2015, compared to the first three quarters of 2014, resulted primarily from an increase in the Company’s share price, which decreased the expected dividend yield.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2015	2014
Risk-free interest rate	2.12%	2.06%
Expected dividend yield	1.20%	1.51%
Expected volatility	24.07%	25.29%
Expected term	7.2 Years	6.6 Years

4.              DEBT OBLIGATIONS

Long-term debt consists of:

	November 7,	January 31,
	2015	2015
0.76% to 8.00% Senior Notes due through 2043	$8,734	$9,224
5.00% to 12.75% Mortgages due in varying amounts through 2027	67	73
0.37% Commercial paper borrowings due through November 2015	1,375	1,275
Other	500	454

Total debt, excluding capital leases and financing obligations	10,676	11,026

Less current portion	(2,253)	(1,844)

Total long-term debt, excluding capital leases and financing obligations	$8,423	$9,182

5.    BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the third quarters of 2015 and 2014.

	Third Quarter Ended
	Pension Benefits		Other Benefits
	November 7, 2015	November 8, 2014	November 7, 2015	November 8, 2014
Components of net periodic benefit cost:
Service cost	$15	$14	$2	$3
Interest cost	37	41	2	3
Expected return on plan assets	(52)	(56)	—	—
Amortization of:
Prior service cost	—	—	(2)	(1)
Actuarial loss (gain)	23	11	(1)	(2)

Net periodic benefit cost	$23	$10	$1	$3

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first three quarters of 2015 and 2014.

	Three Quarters Ended
	Pension Benefits		Other Benefits
	November 7, 2015	November 8, 2014	November 7, 2015	November 8, 2014
Components of net periodic benefit cost:
Service cost	$50	$38	$8	$9
Interest cost	127	139	8	10
Expected return on plan assets	(176)	(186)	—	—
Amortization of:
Prior service cost	—	—	(8)	(5)
Actuarial loss (gain)	78	39	(4)	(5)

Net periodic benefit cost	$79	$30	$4	$9

The Company contributed $5 to its Company-sponsored defined benefit pension plans in the first three quarters of 2015.  The Company is not required and does not expect to make any additional contributions in 2015.

The Company contributed $152 and $144 to employee 401(k) retirement savings accounts in the first three quarters of 2015 and 2014, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded.

During the third quarter of 2015, the Company contributed $80 to the United Food and Commercial Workers International Union (“UFCW”) Consolidated Pension Plan, which was recognized as expense.  The Company also incurred a charge of $87 due to commitments and withdrawal liabilities arising from the restructuring of certain multi-employer pension plan obligations during the first quarter of 2014.

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

	Third Quarter Ended			Third Quarter Ended
	November 7, 2015			November 8, 2014
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$424	965	$0.44	$358	972	$0.37
Dilutive effect of stock options		14			12

Net earnings attributable to The Kroger Co. per diluted common share	$424	979	$0.43	$358	984	$0.36

	Three Quarters Ended			Three Quarters Ended
	November 7, 2015			November 8, 2014
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,466	966	$1.52	$1,198	983	$1.22
Dilutive effect of stock options		14			12

Net earnings attributable to The Kroger Co. per diluted common share	$1,466	980	$1.50	$1,198	995	$1.20

The Company had combined undistributed and distributed earnings to participating securities totaling $4 in the third quarters of 2015 and 2014.  For the first three quarters of 2015 and 2014, the Company had combined undistributed and distributed earnings to participating securities of $14 and $12, respectively.

The Company had options outstanding for approximately 3 million and 8 million shares during the third quarters of 2015 and 2014, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.  The Company had options outstanding for approximately 1 million shares in the first three quarters of 2015 and 4 million shares in the first three quarters of 2014 that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

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

In April 2015, the FASB issued ASU 2015-04, “Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This amendment permits an entity to measure defined benefit plan assets and obligations using the month end that is closest to the entity’s fiscal year end for all plans. This guidance will be effective for the Company in the fiscal year ending January 28, 2017.  The implementation of this amendment will not have an effect on the Company’s Consolidated Statements of Operations, and will not have a significant effect on the Company’s Consolidated Balance Sheets.

In April 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share. This guidance will be effective for the Company in the fiscal year ending January 28, 2017.  The implementation of this amendment will have an effect on the Company’s Notes to the Consolidated Financial Statements and will not have an effect on the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This guidance will be effective for the Company in its fiscal year ending January 28, 2017. The implementation of this amendment is not expected to have a significant effect on the Company’s Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This amendment requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance will be effective for the fiscal year ending January 28, 2017. Early adoption is permitted. The implementation of this amendment will not have an effect on the Company’s Consolidated Statements of Operations and will not have a significant effect on the Company’s Consolidated Balance Sheets.

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

For items carried at (or adjusted to) fair value in the Consolidated Financial Statements, the following tables summarize the fair value of these instruments at November 7, 2015 and January 31, 2015:

November 7, 2015 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities	$50	$—	$—	$50
Available-for-Sale Securities	48	—	—	48
Warrants	—	39	—	39
Long-Lived Assets	—	—	5	5
Interest Rate Hedges	—	(1)	—	(1)
Total	$98	$38	$5	$141

January 31, 2015 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities	$47	$—	$—	$47
Available-for-Sale Securities	36	—	—	36
Warrants	—	26	—	26
Long-Lived Assets	—	—	22	22
Interest Rate Hedges	—	(39)	—	(39)
Total	$83	$(13)	$22	$92

In the first three quarters of 2015, unrealized gains on the Level 1 available-for-sale securities totaled $13.

The Company values warrants using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model is classified as a Level 2 input.

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets, and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 3 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for further discussion of the Company’s policies regarding the valuation of long-lived assets and store lease exit costs.  For the first three quarters of 2015, long-lived assets with a carrying amount of $38 were written down to their fair value of $5 resulting in an impairment charge of $33.  For the first three quarters of 2014, long-lived assets with a carrying amount of $42 were written down to their fair value of $13 resulting in an impairment charge of $29.  In fiscal year 2014, long-lived assets with a carrying amount of $59 were written down to their fair value of $22, resulting in an impairment charge of $37.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at November 7, 2015 and January 31, 2015.  At November 7, 2015, the fair value of total debt was $10,695 compared to a carrying value of $10,676.  At January 31, 2015, the fair value of total debt was $12,319 compared to a carrying value of $11,026.  The reduction in the fair value of total debt from January 31, 2015, compared to November 7, 2015, is primarily due to a decrease in the forward interest rate yield curve.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Other Assets

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At November 7, 2015 and January 31, 2015, the carrying and fair value of long-term investments for which fair value is determinable was $132 and $133, respectively.  At November 7, 2015 and January 31, 2015, the carrying value of notes receivable for which fair value is determinable was $135 and $98, respectively.

11.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first three quarters of 2014 and 2015:

	Cash Flow Hedging Activities(1)	Available for sale Securities(1)	Pension and Postretirement Defined Benefit Plans(1)	Total(1)
Balance at February 1, 2014	$(25)	$12	$(451)	$(464)
OCI before reclassifications(2)	4	7	—	11
Amounts reclassified out of AOCI(3)	—	—	18	18
Net current-period OCI	4	7	18	29
Balance at November 8, 2014	$(21)	$19	$(433)	$(435)

Balance at January 31, 2015	$(49)	$17	$(780)	$(812)
OCI before reclassifications(2)	14	8	—	22
Amounts reclassified out of AOCI(3)	—	—	41	41
Net current-period OCI	14	8	41	63
Balance at November 7, 2015	$(35)	$25	$(739)	$(749)

(1)         All amounts are net of tax.

(2)         Net of tax of $2 and $4 for cash flow hedging activities and available for sale securities, respectively, for the first three quarters of 2014.  Net of tax of $8 and $5 for cash flow hedging activities and available for sale securities, respectively, for the first three quarters of 2015.

(3)         Net of tax of $11 for pension and postretirement defined benefit plans for the first three quarters of 2014 and $25 for pension and postretirement defined benefit plans for the first three quarters of 2015.

The following table represents the items reclassified out of AOCI and the related tax effects for the third quarter and first three quarters of 2015 and 2014:

	Third Quarter Ended		Three Quarters Ended
	November 7, 2015	November 8, 2014	November 7, 2015	November 8, 2014
Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(1)	20	8	66	29
Tax expense	(8)	(3)	(25)	(11)
Net of tax	12	5	41	18
Total reclassifications, net of tax	$12	$5	$41	$18

(1)         Reclassified from AOCI into merchandise costs and operating, general and administrative expense.  These components are included in the computation of net periodic pension expense (see Note 5 to the Company’s Consolidated Financial Statements for additional details).

12.  INCOME TAXES

The effective income tax rate was 35.8% in the third quarter of 2015, compared to 32.0% for the third quarter of 2014. The effective income tax rate was 34.9% for the first three quarters of 2015 compared to 33.9% for the first three quarters of 2014. The effective income tax rate for the third quarter of 2015 differed from the federal statutory rate primarily due to the effect of state income taxes partially offset by the utilization of tax credits and deductions. The effective income tax rate for the first three quarters of 2015 differed from the federal statutory rate primarily due to the benefit from the favorable conclusion of certain tax audits and utilization of tax credits and deductions, partially offset by the effect of state income taxes. The effective income tax rate for the third quarter and first three quarters of 2014 differed from the federal statutory rate primarily due to the benefit from favorable settlements of certain state tax items and the utilization of tax credits and deductions, partially offset by the effect of state income taxes.

13. SUBSEQUENT EVENT

On November 11, 2015, the Company announced it entered into a merger agreement with Roundy’s, Inc. (“Roundy’s”) under which the Company will purchase all outstanding shares of Roundy’s for $3.60 per share in cash pursuant to a tender offer and assume Roundy’s outstanding debt, for a purchase price of approximately $800 million.  The Company expects to finance the transaction with borrowings under existing credit facilities and commercial paper.  The transaction is expected to close during the fourth quarter of 2015, subject to successful completion of the tender offer and satisfaction of certain customary closing conditions, including regulatory approval.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Third quarter 2015 total sales were $25.1 billion compared with $25.0 billion for the same period of 2014.  The sales increase is attributable to identical supermarket sales increases and increased fuel gallon sales, primarily offset by a decrease in the average retail fuel price.  Identical supermarket sales, excluding fuel, increased 5.4% in the third quarter of 2015, compared to the third quarter of 2014, primarily due to an increase in the number of households shopping with us, an increase in visits per household, changes in product mix and product cost inflation.  All geographies and all supermarket store departments had positive identical sales.  This continues our trend of positive identical supermarket sales growth for 48 consecutive quarters.  Total sales for the first three quarters of 2015 were $83.7 billion compared to $83.3 billion for the same period of 2014.  This increase was attributable to identical supermarket sales increases and increased fuel gallon sales, offset partially by a decrease in the average retail fuel price.  Identical supermarket sales, excluding fuel, increased 5.5% in the first three quarters of 2015, compared to the same period in 2014, primarily due to an increase in the number of households shopping with us, an increase in visits per household, changes in product mix and product cost inflation.  Our Customer 1st strategy continues to deliver solid results.

On June 25, 2015, the Board of Directors approved a two-for-one stock split of The Kroger Co.’s common shares in the form of a 100% stock dividend, which was effective July 13, 2015.  All share and per share amounts in our Management’s Discussion and Analysis of Financial Condition and Results of Operation have been retroactively adjusted to reflect the stock split for all periods presented.

For the third quarter of 2015, net earnings totaled $428 million, or $0.43 per diluted share, compared to $362 million, or $0.36 per diluted share for the same period of 2014.  Net earnings for the third quarter of 2014 include benefits from certain tax items of $17 million (“Third Quarter 2014 Adjusted Items”).  Excluding the Third Quarter 2014 Adjusted Items, third quarter 2014 adjusted net earnings totaled $345 million, or $0.35 per diluted share.  We believe adjusted net earnings and adjusted net earnings per diluted share present a more accurate comparison of our quarterly and year-over-year financial results as the adjusted items are not the result of our normal operational trends.  Net earnings for the third quarter of 2015 compared to adjusted net earnings for the third quarter of 2014 increased primarily due to higher non-fuel First-In, First Out (“FIFO”) operating profit, a significantly lower Last-In, First-Out (“LIFO”) charge in 2015, an increase in earnings from our fuel operations and the favorable effect from the prior year recognition of a $25 million contribution to The Kroger Co. Foundation (“2014 Charitable Contribution”) made during the third quarter of 2014, offset partially by increased tax expense and a $80 million expense to operating, general, and administrative (“OG&A”) for a contribution to the United Food and Commercial Workers International Union (“UFCW”) Consolidated Pension Plan (“2015 UFCW Contribution”).  For the first three quarters of 2015, net earnings totaled $1.5 billion, or $1.50 per diluted share, compared to $1.2 billion, or $1.20 per diluted share for the same period of 2014.  Net earnings for the first three quarters of 2014 include a net $39 million after-tax charge for an $87 million ($56 million after-tax) charge to OG&A due to the commitments and withdrawal liabilities arising from restructuring of certain multi-employer obligations (“2014 Multi-Employer Pension Plan Obligation”) to help stabilize associates’ future pension benefits, offset partially by the benefits from certain tax items of $17 million (“2014 Adjusted Items”).  Excluding the 2014 Adjusted Items, the first three quarters of 2014 adjusted net earnings totaled $1.2 billion, or $1.24 per diluted share.  Net earnings for the first three quarters of 2015 compared to adjusted net earnings for the first three quarters of 2014 increased primarily due to higher FIFO operating profit, a LIFO charge that was significantly lower in 2015, an increase in earnings from our fuel operations and the favorable effect from the prior year recognition of the 2014 Charitable Contribution, offset partially by increased tax expense and the 2015 UFCW Contribution.

Based on the strength of our results for the first three quarters of 2015, we have increased both the lower and upper ranges of our guidance for net earnings per diluted share and identical supermarket sales, without fuel, for fiscal year 2015.  Please refer to the “Outlook” section for more information on our expectations.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $428 million for the third quarter of 2015, an increase of 18.2% from net earnings of $362 million for the third quarter of 2014.  Net earnings for the third quarter of 2015 increased 24.1% from adjusted net earnings of $345 million for the third quarter of 2014, which exclude the Third Quarter 2014 Adjusted Items.  The increase in net earnings for the third quarter of 2015, compared to the adjusted net earnings for third quarter of 2014, resulted primarily from higher non-fuel FIFO operating profit, a LIFO charge that was significantly lower in 2015, an increase in earnings from our fuel operations, and the favorable effect from the prior year recognition of the 2014 Charitable Contribution, offset partially by increased tax expense and the 2015 UFCW Contribution.  The increase in non-fuel FIFO operating profit for the third quarter of 2015, compared to the third quarter of 2014, resulted primarily from the benefit of increased supermarket sales, productivity improvements and effective cost controls, partially offset by continued investments in lower prices for our customers, and increases in company sponsored pension, credit card, healthcare benefit, and shrink costs.  Continued investments in lower prices for our customers includes our pharmacy department, which experienced high levels of inflation that were not fully passed on to the customer in the third quarter of 2015.  The increase in net earnings from our fuel operations for the third quarter of 2015, compared to the third quarter of 2014, resulted primarily from an increase in the average margin per gallon of fuel sold and an increase in fuel gallons sold.

Net earnings totaled $1.5 billion for the first three quarters of 2015, an increase of 22.3% from net earnings of $1.2 billion for the first three quarters of 2014.  Net earnings for the first three quarters of 2015 increased 18.5% from adjusted net earnings of $1.2 billion for the first three quarters of 2014, which exclude the 2014 Adjusted Items.  The increase in net earnings for the first three quarters of 2015, compared to adjusted net earnings for the first three quarters of 2014, resulted primarily from higher non-fuel FIFO operating profit, a LIFO charge that was significantly lower in 2015, an increase in earnings from our fuel operations, and the favorable effect from the prior year recognition of the 2014 Charitable Contribution, offset partially by increased tax expense and the 2015 UFCW Contribution.  The higher non-fuel FIFO operating profit for the first three quarters of 2015, compared to the same period in 2014, resulted primarily from the benefit of increased supermarket sales, productivity improvements, effective cost controls and decreased workers’ compensation and general liability expenses, partially offset by continued investments in lower prices for our customers and increases in company sponsored pension, credit card, incentive plan and shrink costs.  Continued investments in lower prices for our customers includes our pharmacy department, which experienced high levels of inflation that were not fully passed on to the customer for the first three quarters of 2015.  The increase in net earnings from our fuel operations for the first three quarters of 2015, compared to the first three quarters of 2014, resulted primarily from an increase in fuel gallons sold, partially offset by a decrease in the average margin per gallon of fuel sold.

Net earnings of $0.43 per diluted share for the third quarter of 2015 represented an increase of 19.4% over net earnings of $0.36 per diluted share for the third quarter of 2014.  Net earnings per diluted share for the third quarter of 2015 increased 22.9% from adjusted net earnings per diluted share of $0.35 for the third quarter of 2014, excluding the Third Quarter 2014 Adjusted Items. Net earnings per diluted share increased in the third quarter of 2015, compared to the third quarter of 2014, due to increased net earnings.

Net earnings of $1.50 per diluted share for the first three quarters of 2015 represented an increase of 25.0% over net earnings of $1.20 per diluted share for the first three quarters of 2014.  Net earnings per diluted share for the first three quarters of 2015 increased 21.0% from adjusted net earnings per diluted share of $1.24 for the first three quarters of 2014, excluding the 2014 Adjusted Items.  Net earnings per diluted share increased in the first three quarters of 2015, compared to the first three quarters of 2014, due to increased net earnings and the repurchase of common shares resulting in a lower weighted average shares outstanding.

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

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, for the third quarter and the first three quarters of 2015 and 2014 ($ in millions, except per share amounts):

	Third Quarter Ended		Three Quarters Ended
	November 7, 2015	November 8, 2014	November 7, 2015	November 8, 2014
Net earnings attributable to The Kroger Co.	$428	$362	$1,480	$1,210
Benefits from certain tax items(1)	—	(17)	—	(17)
Adjustment for pension plan agreements(1)(2)	—	—	—	56

Net earnings attributable to The Kroger Co. excluding the adjustment items above	$428	$345	$1,480	$1,249

Net earnings attributable to The Kroger Co. per diluted common share	$0.43	$0.36	$1.50	$1.20
Benefits from certain tax items(1) (3)	—	(0.02)	—	(0.02)
Adjustment for pension plan agreements(3)	—	—	—	0.06

Net earnings attributable to The Kroger Co. per diluted common share excluding the adjustment items above(4)	$0.43	$0.35	$1.50	$1.24

Average number of common shares used in diluted calculation	979	984	980	995

(1)                                 The amount presented represents the after-tax effect of the adjustment.

(2)                                 The pre-tax adjustment for the pension plan agreements was $87.

(3)                                 The amounts presented represent the net earnings per diluted common share effect of the adjustment.

(4)                                 Third quarter 2014 per share amounts do not sum due to rounding.

Sales

Total Sales

($ in millions)

	Third Quarter Ended				Three Quarters Ended
	November 7, 2015	Percentage Change	November 8, 2014	Percentage Change(2)	November 7, 2015	Percentage Change	November 8, 2014	Percentage Change(3)
Total supermarket sales without fuel	$20,817	5.6%	$19,719	13.1%	$68,830	5.6%	$65,206	12.2%
Fuel sales	3,411	(23.4)%	4,454	1.1%	11,993	(23.0)%	15,573	4.3%
Other sales(1)	847	4.1%	814	29.8%	2,842	14.6%	2,479	18.9%

Total sales	$25,075	0.4%	$24,987	11.2%	$83,665	0.5%	$83,258	10.8%

(1)                                     Other sales primarily relate to sales at convenience stores, excluding fuel; jewelry stores; manufacturing plants to outside customers; variable interest entities; a specialty pharmacy; in-store health clinics; sales on digital coupon services; and online sales by Vitacost.com.

(2)                                     This column represents the percentage increase in the third quarter of 2014, compared to the third quarter of 2013.

(3)                                     This column represents the percentage increase in the first three quarters of 2014, compared to the first three quarters of 2013.

Total sales increased in the third quarter of 2015, compared to the third quarter of 2014, by 0.4%.  This was attributable to an increase in identical supermarket sales without fuel and increased fuel gallons sold, primarily offset by a decrease in the average retail fuel price of 28.6%.  The increase in total supermarket sales excluding fuel for the third quarter of 2015, compared to the third quarter of 2014, was primarily due to our identical supermarket sales increase, excluding fuel, of 5.4%.  Identical supermarket sales, excluding fuel, for the third quarter of 2015, compared to the third quarter of 2014, increased primarily due to an increase in the number of households shopping with us, an increase in visits per household, changes in product mix and product cost inflation.  Total fuel sales decreased 23.4% in the third quarter of 2015, compared to the third quarter of 2014, primarily due to a decrease in the average retail fuel price of 28.6%, partially offset by an increase in fuel gallons sold of 7.3%.  The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

Total sales increased in the first three quarters of 2015, compared to the first three quarters of 2014, by 0.5%.  This was attributable to an increase in identical supermarket sales without fuel and increased fuel gallons sold, offset partially by a decrease in the average retail fuel price of 28.4%. The increase in total supermarket sales excluding fuel for the first three quarters of 2015, compared to the first three quarters of 2014, was primarily due to our identical supermarket sales increase, excluding fuel, of 5.5%.  Identical supermarket sales, excluding fuel, for the first three quarters of 2015, compared to the first three quarters of 2014, increased primarily due to an increase in the number of households shopping with us, an increase in visits per household, changes in product mix and product cost inflation.  Total fuel sales decreased 23.0% in the first three quarters of 2015, compared to the first three quarters of 2014, primarily due to a decrease in the average retail fuel price of 28.4%, partially offset by an increase in fuel gallons sold of 7.6%.  The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Although identical supermarket sales is a relatively standard term, numerous methods exist for calculating identical supermarket sales growth.  As a result, the method used by our management to calculate identical supermarket sales may differ from methods other companies use to calculate identical supermarket sales.  We urge you to understand the methods used by other companies to calculate identical supermarket sales before comparing our identical supermarket sales to those of other such companies.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical Fred Meyer multi-department stores.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented below to calculate percentage changes for the third quarter and the first three quarters of 2015.

Identical Supermarket Sales

($ in millions)

	Third Quarter
	November 7, 2015	Percentage Change	November 8, 2014	Percentage Change(1)
Including fuel centers	$22,597	1.0%	$22,369	4.7%
Excluding fuel centers	$19,978	5.4%	$18,952	5.6%

(1)                                 This column represents the percentage increase in identical supermarket sales in the third quarter of 2014, compared to the third quarter of 2013.

Identical Supermarket Sales

($ in millions)

	Three Quarters Ended
	November 7, 2015	Percentage Change	November 8, 2014	Percentage Change(1)
Including fuel centers	$75,249	0.9%	$74,549	4.7%
Excluding fuel centers	$66,043	5.5%	$62,609	5.0%

(1)                                 This column represents the percentage increase in identical supermarket sales in the first three quarters of 2014, compared to the first three quarters of 2013.

Gross Margin and FIFO Gross Margin

Our gross margin rate, as a percentage of sales, was 22.32% for the third quarter of 2015, as compared to 20.90% for the third quarter of 2014.  The increase in the gross margin rate, as a percentage of sales, in the third quarter of 2015, compared to the third quarter of 2014, resulted primarily from a decrease in retail fuel sales and reductions in transportation costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers and increased shrink costs, as a percentage of sales.

Our gross margin rate, as a percentage of sales, was 21.95% for the first three quarters of 2015, as compared to 20.77% for the first three quarters of 2014.  The increase in the gross margin rate, as a percentage of sales, in the first three quarters of 2015, compared to the first three quarters of 2014, resulted primarily from a decrease in retail fuel sales and reductions in transportation and advertising costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers and increased shrink costs, as a percentage of sales.

We calculate FIFO gross margin as sales less merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the LIFO charge.  Merchandise costs exclude depreciation and rent expenses.  Our LIFO charge was $9 million for the third quarter of 2015 and $85 million for the third quarter of 2014.  Our LIFO charge was $58 million for the first three quarters of 2015 and $138 million for the first three quarters of 2014.  FIFO gross margin is a non-GAAP financial measure and should not be considered as an alternative to gross margin or any other GAAP measure of performance.  FIFO gross margin should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

Our FIFO gross margin rate was 22.36% for the third quarter of 2015, as compared to 21.24% for the third quarter of 2014.  Our fuel operations lower our FIFO gross margin rate, as a percentage of sales, due to the very low FIFO gross margin rate on retail fuel sales as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased four basis points in the third quarter of 2015, compared to the third quarter of 2014.  The decrease in FIFO gross margin rate, excluding fuel, in the third quarter of 2015, compared to the third quarter of 2014, resulted primarily from continued investments in lower prices for our customers and increased shrink costs, as a percentage of sales, partially offset by reductions in transportation costs, as a percentage of sales.

Our FIFO gross margin rate was 22.02% for the first three quarters of 2015, as compared to 20.94% for the first three quarters of 2014.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased six basis points for the first three quarters of 2015, compared to the first three quarters of 2014.  This decrease in FIFO gross margin rate, excluding fuel, in the first three quarters of 2015, compared to the first three quarters of 2014, resulted primarily from continued investments in lower prices for our customers and increased shrink costs, as a percentage of sales, partially offset by reductions in transportation and advertising costs, as a percentage of sales.

LIFO Charge

The LIFO charge was $9 million in the third quarter of 2015 and $85 million in the third quarter of 2014.  The LIFO charge decreased in the third quarter of 2015, compared to the third quarter of 2014, due to our lower expected year-end product cost of inflation in most major categories for 2015 compared to 2014.

The LIFO charge was $58 million in the first three quarters of 2015 and $138 million in the first three quarters of 2014.  The LIFO charge decreased in the first three quarters of 2015, compared to the first three quarters of 2014, due to our lower expected year-end product cost of inflation in most major categories for 2015 compared to 2014.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, increased 80 basis points to 16.63% for the third quarter of 2015 from 15.83% for the third quarter of 2014.  The increase in OG&A rate, as a percentage of sales, in the third quarter of 2015, compared to the third quarter of 2014, resulted primarily from a decrease in retail fuel sales, the 2015 UFCW Contribution and increases in company sponsored pension, credit card and healthcare benefit costs, as a percentage of sales, partially offset by increased supermarket sales, productivity improvements, effective cost controls and the 2014 Charitable Contribution.  Our retail fuel operations lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  Excluding the effect of retail fuel, the 2015 UFCW Contribution and the 2014 Charitable Contribution, our OG&A rate, as a percentage of sales, decreased 23 basis points in the third quarter of 2015, compared to the third quarter of 2014.  The decrease in the OG&A rate, excluding fuel and the previously noted contributions, in the third quarter of 2015, compared to the third quarter of 2014, resulted primarily from increased supermarket sales, productivity improvements and effective cost controls, partially offset by increases in company sponsored pension, credit card and healthcare benefit costs, as a percentage of sales.

OG&A expenses, as a percentage of sales, increased 58 basis points to 16.24% for the first three quarters of 2015 from 15.66% for the first three quarters of 2014.  The increase in OG&A rate, as a percentage of sales, in the first three quarters of 2015, compared to the first three quarters of 2014, resulted primarily from a decrease in retail fuel sales, the 2015 UFCW Contribution and increases in company sponsored pension, credit card and incentive plan costs, as a percentage of sales, partially offset by increased supermarket sales, the 2014 Charitable Contribution, the 2014 Multi-Employer Pension Plan Obligation, productivity improvements, effective cost controls and decreased workers’ compensation and general liability expenses.  Excluding the effect of retail fuel, the 2015 UFCW Contribution, the 2014 Charitable Contribution, and the 2014 Multi-Employer Pension Plan Obligation, our adjusted OG&A rate, as a percentage of sales, decreased 21 basis points in the first three quarters of 2015, compared to the first three quarters of 2014.  The decrease in the adjusted OG&A rate, as a percentage of sales, excluding fuel, and previously noted items, in the first three quarters of 2015, compared to the first three quarters of 2014, resulted primarily from increased supermarket sales, productivity improvements, effective cost controls and decreased workers’ compensation and general liability expenses, partially offset by company sponsored pension, credit card and incentive plan costs, as a percentage of sales.

Rent Expense

Rent expense was $172 million, or 0.69% of sales, for the third quarter of 2015, compared to $162 million, or 0.65% of sales, for the third quarter of 2014.  For the first three quarters of 2015, rent expense was $542 million, or 0.65% of sales, compared to $545 million, or 0.65% of sales, in the first three quarters of 2014.  Rent expense is consistent for both the third quarter of 2015 and the first three quarters of 2015, compared to the respective prior year periods despite increasing retail square footage.  This trend is primarily due to our continued emphasis on owning rather than leasing, whenever possible.

Depreciation and Amortization Expense

Depreciation and amortization expense was $484 million, or 1.93% of total sales, for the third quarter of 2015 compared to $456 million, or 1.82% of total sales, for the third quarter of 2014.  The increase in our depreciation and amortization expense for the third quarter of 2015, compared to the third quarter of 2014, in total dollars, was the result of additional depreciation on capital investments, including acquisitions and lease buyouts, of $3.4 billion, during the rolling four quarter period ending with the third quarter of 2015.

Depreciation and amortization expense was $1.6 billion, or 1.89% of total sales, for the first three quarters of 2015 compared to $1.5 billion, or 1.78% of total sales, for the first three quarters of 2014.  The increase in our depreciation and amortization expense for the first three quarters of 2015, compared to the first three quarters of 2014, in total dollars, was the result of additional depreciation on capital investments, including acquisitions and lease buyouts, of $3.4 billion, during the rolling four quarter period ending with the third quarter of 2015.

Operating Profit and FIFO Operating Profit

Operating profit was $772 million, or 3.08% of sales, for the third quarter of 2015, compared to $651 million, or 2.61% of sales, for the third quarter of 2014.  Operating profit, as a percentage of sales, increased 47 basis points in the third quarter of 2015, compared to the third quarter of 2014, primarily due to increased supermarket sales, a LIFO charge that was significantly lower in 2015, the effect of our retail fuel operations, the favorable effect from the prior year recognition of the 2014 Charitable Contribution, productivity improvements, effective cost controls and reductions in transportation costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers, the 2015 UFCW Contribution, and increases in company sponsored pension, credit card, healthcare benefit and shrink costs, as a percentage of sales.  The increase in operating profit from our fuel operations for the third quarter of 2015, compared to the third quarter of 2014, resulted primarily from an increase in the average margin per gallon of fuel sold and an increase in fuel gallons sold.

Operating profit was $2.6 billion, or 3.17% of sales, for the first three quarters of 2015, compared to $2.2 billion, or 2.67% of sales, for the first three quarters of 2014.  Operating profit, as a percentage of sales, increased 50 basis points in the first three quarters of 2015, compared to the first three quarters of 2014, primarily due to increased supermarket sales, a LIFO charge that was significantly lower in 2015, the effect of our fuel operations, the favorable effect from the prior year recognition of the 2014 Charitable Contribution, the 2014 Multi-Employer Pension Plan Obligation, productivity improvements, effective cost controls, decreased workers’ compensation and general liability expenses, and reductions in transportation and advertising costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers and increases in company sponsored pension, credit card, incentive plan and shrink costs, as a percentage of sales.  The increase in operating profit from our fuel operations for the first three quarters of 2015, compared to the first three quarters of 2014, resulted primarily from an increase in fuel gallons sold, partially offset by a decrease in the average margin per gallon of fuel sold.

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

FIFO operating profit was $781 million, or 3.11% of sales, for the third quarter of 2015, compared to $736 million, or 2.95% of sales, for the third quarter of 2014.  Retail fuel sales lower our FIFO operating profit rate due to the very low FIFO operating profit rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  FIFO operating profit, as a percentage of sales excluding retail fuel, the 2015 UFCW Contribution and the 2014 Charitable Contribution, increased 16 basis points in the third quarter of 2015, compared to the third quarter of 2014.  The increase in our adjusted FIFO operating profit rate in the third quarter of 2015, compared to the third quarter of 2014, was primarily due to increased supermarket sales, productivity improvements, effective cost controls and reductions in transportation costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers and increases in company sponsored pension, credit card, healthcare benefit and shrink costs, as a percentage of sales.

FIFO operating profit was $2.7 billion, or 3.23% of sales, for the first three quarters of 2015, compared to $2.4 billion, or 2.84% of sales, for the first three quarters of 2014.  FIFO operating profit, as a percentage of sales excluding retail fuel, the 2015 UFCW Contribution, the 2014 Charitable Contribution and the 2014 Multi-Employer Pension Plan Obligation, increased 17 basis points in the first three quarters of 2015, compared to the first three quarters of 2014.  The increase in our adjusted FIFO operating profit rate in the first three quarters of 2015, compared to the first three quarters of 2014, was primarily due to increased supermarket sales, productivity improvements, effective cost controls, decreased workers’ compensation and general liability expenses, and reductions in transportation and advertising costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers and increases in company sponsored pension, credit card, incentive plan and shrink costs, as a percentage of sales.

Income Taxes

The effective income tax rate was 35.8% in the third quarter of 2015, compared to 32.0% for the third quarter of 2014. The effective income tax rate was 34.9% for the first three quarters of 2015 compared to 33.9% for the first three quarters of 2014. The effective income tax rate for the third quarter of 2015 differed from the federal statutory rate primarily due to the effect of state income taxes partially offset by the utilization of tax credits and deductions. The effective income tax rate for the first three quarters of 2015 differed from the federal statutory rate primarily due to the benefit from the favorable conclusion of certain tax audits and utilization of tax credits and deductions, partially offset by the effect of state income taxes. The effective income tax rate for the third quarter and first three quarters of 2014 differed from the federal statutory rate primarily due to the benefit from favorable settlements of certain state tax items and the utilization of tax credits and deductions, partially offset by the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $3.8 billion of cash from operating activities during the first three quarters of 2015, compared to $3.4 billion in the first three quarters of 2014.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses, and changes in working capital.  Changes in working capital provided cash from operating activities of $596 million in the first three quarters of 2015 and $417 million in the first three quarters of 2014.  The increase in cash provided by changes in working capital for the first three quarters of 2015, compared to the first three quarters of 2014, was primarily due cash provided by higher trade accounts payable balances, partially offset by cash used to purchase inventory.

Net cash used by investing activities

We used $2.6 billion of cash for investing activities during the first three quarters of 2015, compared to $2.3 billion during the first three quarters of 2014.  The amount of cash used for investing activities increased in the first three quarters of 2015 versus the first three quarters of 2014, primarily due to increased cash payments for capital investments. Additionally, the cash used for investing activities during the first three quarters of 2014 includes a $252 million investment in our Vitacost.com merger transaction.

Net cash used by financing activities

We used $1.2 billion of cash for financing activities in the first three quarters of 2015 and in the first three quarters of 2014.  During the first three quarters of 2015, repurchases of our outstanding common shares were lower compared to the first three quarters of 2014, which was primarily offset by lower borrowings and higher debt payments during the first three quarters of 2015.

Debt Management

As of November 7, 2015, we maintained a $2.75 billion (with the ability to increase by $750 million), unsecured revolving credit facility that, unless extended, terminates on June 30, 2019.  Outstanding borrowings under the credit facility and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facility.  As of November 7, 2015, we had $1.4 billion of outstanding commercial paper and no borrowings under our credit facility.  The outstanding letters of credit that reduce funds available under our credit facility totaled $13 million as of November 7, 2015.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants.  As of November 7, 2015, we were in compliance with these financial covenants.  Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $216 million to $11.3 billion as of November 7, 2015 compared to $11.5 billion of debt as of November 8, 2014.  Total debt decreased $338 million as of November 7, 2015 compared to fiscal year end 2014 debt of $11.6 billion.  The debt decrease for both comparative periods is primarily due to the payment of $500 million of debt that matured during the third quarter of 2015, which was partially offset by additional commercial paper and other miscellaneous borrowings.

During the fourth quarter of 2015, we anticipate refinancing approximately $500 million of debt that matured in the third quarter of 2015.  We also expect to issue additional debt in connection with the pending Roundy’s merger.  The transaction is expected to close during the fourth quarter of 2015, subject to successful completion of the tender offer and satisfaction of certain customary closing conditions, including regulatory approval.

Common Share Repurchase Program

During the third quarter of 2015, we invested $31 million to repurchase 853 thousand Kroger common shares at an average price of $36.93 per share.  For the first three quarters of 2015, we invested $659 million to repurchase 17.9 million Kroger common shares at an average price of $36.84 per share.  These shares were reacquired under two separate share repurchase programs.  The first is a $500 million repurchase program that was authorized by our Board of Directors on June 26, 2014.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in our stock option and long-term incentive plans as well as the associated tax benefits.

On June 25, 2015, our Board of Directors approved a new $500 million share repurchase program to replace our prior authorization, which had been exhausted.  As of November 7, 2015, we have not made any repurchases under this program.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to range from $4.75 to $5.25 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the third quarter 2015.  We generally operate with a working capital deficit due to our efficient use of cash in funding operations and have consistent access to the capital markets.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.4 billion of commercial paper, $789 million of senior notes, and $89 million of miscellaneous borrowings maturing in the next twelve months, which is included in the $4.75 to $5.25 billion in estimated liquidity needs.  The $1.4 billion of commercial paper will mature in the fourth quarter of 2015.  Based on the current market environment, we expect to refinance this debt on favorable terms.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

CAPITAL INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $832 million for the third quarter of 2015 compared to $681 million for the third quarter of 2014.  Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $2.6 billion in the first three quarters of 2015 and $2.1 billion in the first three quarters of 2014.  During the first three quarters of 2015, capital expenditures for the purchase of leased facilities totaled $16 million compared to $43 million for the first three quarters of 2014.  During the third quarter of 2015, we opened, acquired, expanded or relocated 15 food stores and also completed 51 major within-the-wall remodels.  During the first three quarters of 2015, we opened, acquired, expanded or relocated 47 food stores and also completed 105 major within-the-wall remodels.  Total food store square footage at the end of the third quarter of 2015 increased 0.7% from the end of the third quarter of 2014.  Excluding mergers, acquisitions and operational closings, total food store square footage at the end of the third quarter of 2015 increased 1.9% over the end of the third quarter of 2014.

RETURN ON INVESTED CAPITAL

We calculate return on invested capital (“ROIC”) by dividing adjusted operating profit for the prior four quarters by the average invested capital.  Adjusted operating profit is calculated by adding back our LIFO charge, depreciation and amortization and rent to our U.S. GAAP operating profit of the prior four quarters.  Average invested capital is calculated as the sum of (i) the average of our total assets, (ii) the average LIFO reserve, (iii) the average accumulated depreciation and amortization and (iv) a rent factor equal to total rent for the last four quarters multiplied by a factor of eight; minus (i) the average taxes receivable, (ii) the average trade accounts payable, (iii) the average accrued salaries and wages and (iv) the average other current liabilities, excluding accrued income taxes.  Averages are calculated for ROIC by adding the beginning balance of the first quarter and the ending balance of the fourth quarter, of the last four quarters, and dividing by two.  We use a factor of eight for our total rent as we believe this is a common factor used by our investors, analysts and rating agencies.  ROIC is a non-GAAP financial measure of performance.  ROIC should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  ROIC is an important measure used by management to evaluate our investment returns on capital.  Management believes ROIC is a useful metric to investors and analysts because it measures how effectively we are deploying our assets.

Although ROIC is a relatively standard financial term, numerous methods exist for calculating a company’s ROIC.  As a result, the method used by our management to calculate ROIC may differ from methods other companies use to calculate their ROIC.  We urge you to understand the methods used by other companies to calculate their ROIC before comparing our ROIC to that of such other companies.

The following table provides a reconciliation of ROIC for the rolling four quarters basis ended November 7, 2015 ($ in millions).  There is no prior year comparative number as the prior year calculation does not include a full year of Harris Teeter assets and results.

Rolling Four Quarters Ended
November 7, 2015
Return on Invested Capital
Numerator
Operating profit	$3,560
LIFO charge	67
Depreciation and amortization	2,048
Rent	704
Adjusted operating profit on a rolling four quarters basis	$6,379

Denominator
Average total assets	$31,034
Average taxes receivable(1)	(15)
Average LIFO reserve	1,269
Average accumulated depreciation and amortization(2)	17,080
Average trade accounts payable	(5,633)
Average accrued salaries and wages	(1,241)
Average other current liabilities(3)	(3,086)
Rent x 8	5,632
Average invested capital	$45,040
Return on Invested Capital	14.16%

(1)         As of November 7, 2015 and November 8, 2014, taxes receivable were $8 and $21, respectively.

(2)         As of November 7, 2015 and November 8, 2014, accumulated depreciation and amortization was $17,716 and $16,445, respectively.

(3)         The calculation of average other current liabilities excludes accrued income taxes of $37 and $45 as of November 7, 2015 and November 8, 2014, respectively.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Per ASU 2015-14, “Deferral of Effective Date,” this guidance will be effective for us in the first quarter of its fiscal year ending February 2, 2019.  Early adoption is permitted as of the first quarter of our fiscal year ending February 3, 2018.  We are currently in the process of evaluating the effect of adoption of this ASU on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-04, “Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This amendment permits an entity to measure defined benefit plan assets and obligations using the month end that is closest to the entity’s fiscal year end for all plans. This guidance will be effective for us in the fiscal year ending January 28, 2017.  The implementation of this amendment will not have an effect on our Consolidated Statements of Operations, and will not have a significant effect on our Consolidated Balance Sheets.

In April 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share. This guidance will be effective for us in the fiscal year ending January 28, 2017.  The implementation of this amendment will have an effect on our Notes to the Consolidated Financial Statements and will not have an effect on our Consolidated Statements of Operations or Consolidated Balance Sheets.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This guidance will be effective for the Company in its fiscal year ending January 28, 2017. The implementation of this amendment is not expected to have a significant effect on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This amendment requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance will be effective for our fiscal year ending January 28, 2017. Early adoption is permitted. The implementation of this amendment will not have an effect on our Consolidated Statements of Operations and will not have a significant effect on our Consolidated Balance Sheets.

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

•                  We expect net earnings to be $2.02 to $2.04 per diluted share for 2015, which exceeds our long-term net earnings per diluted share growth rate guidance of 8%-11%.

•                  We expect identical supermarket sales growth, excluding fuel, of 4.0%-4.5% in the fourth quarter of 2015, and approximately 5.0%-5.25% for 2015.

•                  We expect full-year non-fuel FIFO operating margin to exceed our goal to slightly expand on a rolling four quarters basis.

•                  We expect our 2015 year-end ROIC to increase compared to the 2014 result.

•                  For 2015, we expect product cost inflation of 1.0% - 2.0%, excluding fuel, and an annualized LIFO charge of approximately $75 million.

•                  For 2015, we expect interest expense to be approximately $480 million.

•                  We plan to maintain our current investment grade debt rating, which allows us to use our cash flow to take advantage of strategically and financially compelling opportunities and to continue our fill-in strategy, repurchase shares and fund the dividend, which is expected to increase over time.

•                  We expect to obtain sales growth from new square footage, as well as from increased productivity from existing locations.

•                  We expect capital investments, excluding mergers, acquisitions and purchases of leased facilities, to slightly exceed $3.3 billion.  We expect total supermarket square footage for 2015 to grow approximately 1.75% to 2.0% before mergers, acquisitions and operational closings.

•                  For 2015, we expect our effective tax rate to be approximately 35%, excluding the resolution of certain tax items and potential changes to tax legislation.

•                  We do not anticipate goodwill impairments in 2015.

•                  For 2015, we expect to contribute approximately $5 million to company-sponsored pension plans and $390 million to multi-employer pension funds, $60 million of which was accrued for at the end of 2014 and $80 million of which was contributed to the UFCW Consolidated Pension Plan in the third quarter of 2015.  We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans.  Although these liabilities are not a direct obligation or liability of Kroger, any new agreements that would commit us to fund certain multi-employer plans will be expensed when our commitment is probable and an estimate can be made.

•                  In the remainder of 2015, we will negotiate an agreement with UFCW for store associates in Portland.  These negotiations will be challenging as we must have competitive cost structures while meeting our associates’ needs for solid wages and good quality, affordable health care and retirement benefits.

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

•                  Our ability to achieve sales, earnings and cash flow goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that fuel costs have on consumer spending; volatility of fuel margins; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; and the successful integration of Harris Teeter.  Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above.  Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

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

•                  Changes in our product mix may negatively affect certain financial indicators. For example, we continue to add supermarket fuel centers to our store base. Since fuel generates lower profit margins than our supermarket sales, we expect to see our FIFO gross margins decline as fuel sales increase.

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

Item 4.         Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 7, 2015, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended November 7, 2015, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below in bold, there have been no material changes to the risk factors identified in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

Additionally, on October 1, 2015, the payment card industry shifted liability for certain transactions to retailers who are not able to accept Europay, MasterCard, Visa (EMV) transactions. As a result, before the implementation of the EMV technology is complete, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, which could have an adverse effect on our business, financial condition, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(4) (in millions)
First four weeks
August 16, 2015 to September 12, 2015	131,927	$36.04	129,170	$500
Second four weeks
September 13, 2015 to October 10, 2015	299,265	$36.52	259,255	$500
Third four weeks
October 11, 2015 to November 7, 2015	464,362	$37.44	464,171	$500
Total	895,554	$36.92	852,596	$500

(1)         The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The third quarter of 2015 contained three 28-day periods.

(2)         Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (the “1999 Repurchase Program”), and (ii) 42,958 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)         Represents shares repurchased under the 1999 Repurchase Program.

(4)         The amounts shown in this column reflect the amount remaining under the $500 million share repurchase program authorized by the Board of Directors and announced on June 25, 2015 (the “2015 Repurchase Program”).  Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity.  The 2015 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be terminated by the Board of Directors at any time.

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

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibit — Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: December 17, 2015	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: December 17, 2015	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1 -	Amended Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010.

Exhibit 3.2 -	Amendment to Amended Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23, 2015.

Exhibit 3.3 -	The Company’s regulations are hereby incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007.

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