Form 10-K
period 2016-01-30
KROGER CO
filed 2016-03-29
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016.

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

Yes  ☐       No  ☒

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of August 14, 2015:  $37.1 billion.  There were 962,480,228 shares of Common Stock ($1 par value) outstanding as of March 23, 2016.

Documents Incorporated by Reference:

Portions of the proxy statement to be filed pursuant to Regulation 14A of the Exchange Act on or before May 27, 2016, are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1.                        BUSINESS.

The Kroger Co. (the “Company” or “Kroger”) was founded in 1883 and incorporated in 1902.  As of January 30, 2016, we are one of the largest retailers in the world based on annual sales.  We also manufacture and process some of the food for sale in our supermarkets.  Our principal executive offices are located at 1014 Vine Street, Cincinnati, Ohio 45202, and our telephone number is (513) 762-4000.  We maintain a web site (www.thekrogerco.com) that includes additional information about the Company.  We make available through our web site, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our interactive data files, including amendments.  These forms are available as soon as reasonably practicable after we have filed them with, or furnished them electronically to, the SEC.

Our revenues are predominately earned and cash is generated as consumer products are sold to customers in our stores and fuel centers. We earn income predominantly by selling products at price levels that produce revenues in excess of the costs to make these products available to our customers.  Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses.  Our fiscal year ends on the Saturday closest to January 31.  All references to 2015, 2014 and 2013 are to the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively, unless specifically indicated otherwise.

EMPLOYEES

As of January 30, 2016, Kroger employed approximately 431,000 full- and part-time employees. A majority of our employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 350 such agreements, usually with terms of three to five years.

STORES

As of January 30, 2016, Kroger operated, either directly or through its subsidiaries, 2,778 retail food stores under a variety of local banner names, 1,387 of which had fuel centers.  Approximately 42% of these supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land.  Our current strategy emphasizes self-development and ownership of store real estate.  Our stores operate under a variety of banners that have strong local ties and brand recognition.  Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

The combo store is the primary food store format.  They typically draw customers from a 2 — 2½ mile radius.  We believe this format is successful because the stores are large enough to offer the specialty departments that customers’ desire for one-stop shopping, including natural food and organic sections, pharmacies, general merchandise, pet centers and high-quality perishables such as fresh seafood and organic produce.

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

In addition to the supermarkets, as of January 30, 2016, we operated, through subsidiaries, 784 convenience stores, 323 fine jewelry stores and an online retailer.  All 121 of our fine jewelry stores located in malls are operated in leased locations.  In addition, 78 convenience stores were operated by franchisees through franchise agreements.  Approximately 54% of the convenience stores operated by subsidiaries were operated in Company-owned facilities. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell gasoline.

SEGMENTS

We operate retail food and drug stores, multi-department stores, jewelry stores, and convenience stores throughout the United States.  Our retail operations, which represent over 99% of our consolidated sales and earnings before interest, taxes and depreciation and amortization (“EBITDA”), is our only reportable segment.  Our retail operating divisions have been aggregated into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance.  In addition, our operating divisions offer customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of the merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location.  Our operating divisions reflect the manner in which the business is managed and how our Chief Executive Officer, who acts as our chief operating decision maker, assesses performance internally.  All of our operations are domestic.  Revenues, profits and losses and total assets are shown in our Consolidated Financial Statements set forth in Item 8 below.

MERCHANDISING AND MANUFACTURING

Corporate brand products play an important role in our merchandising strategy.  Our supermarkets, on average, stock over 14,000 private label items.  Our corporate brand products are primarily produced and sold in three “tiers.”  Private Selection® is the premium quality brand designed to be a unique item in a category or to meet or beat the “gourmet” or “upscale” brands.  The “banner brand” (Kroger®, Ralphs®, Fred Meyer®, King Soopers®, etc.), which represents the majority of our private label items, is designed to satisfy customers with quality products.  Before we will carry a “banner brand” product we must be satisfied that the product quality meets our customers’ expectations in taste and efficacy, and we guarantee it.  P$$T…®, Check This Out… and Heritage Farm™ are the three value brands, designed to deliver good quality at a very affordable price.   In addition, we continue to grow our other brands, including Simple Truth® and Simple Truth Organic®.  Both Simple Truth and Simple Truth Organic are Free From 101 artificial preservatives and ingredients that customers have told us they do not want in their food, and the Simple Truth Organic products are USDA certified organic.

Approximately 40% of the corporate brand units sold in our supermarkets are produced in our food production plants; the remaining corporate brand items are produced to our strict specifications by outside manufacturers. We perform a “make or buy” analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases.  As of January 30, 2016, we operated 38 food production plants. These plants consisted of 17 dairies, ten deli or bakery plants, five grocery product plants, two beverage plants, two meat plants and two cheese plants.

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

We are a party to approximately 350 collective bargaining agreements.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions.  A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.  Further, if we are unable to control health care, pension and wage costs, or if we have insufficient operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse effect on our financial condition, results of operations, or cash flows.

DATA AND TECHNOLOGY

Our business is increasingly dependent on information technology systems that are complex and vital to continuing operations. If we were to experience difficulties maintaining or operating existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations.

Through our sales and marketing activities, we collect and store some personal information that our customers provide to us. We also gather and retain information about our associates in the normal course of business. Under certain circumstances, we may share information with vendors that assist us in conducting our business, as required by law, or otherwise in accordance with our privacy policy. Although we have implemented procedures to protect our information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. Computer hackers may attempt to penetrate our or our vendors’ network security and, if successful, misappropriate confidential customer or business information. In addition, a Kroger associate, a contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain information or may inadvertently cause a breach involving information. Loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulatory authorities, payment card associations, associates, and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, compliance with tougher privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

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

INDEBTEDNESS

Our indebtedness could reduce our ability to obtain additional financing for working capital, mergers and acquisitions or other purposes and could make us vulnerable to future economic downturns as well as competitive pressures.  If debt markets do not permit us to refinance certain maturing debt, we may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness.  Changes in our credit ratings, or in the interest rate environment, could have an adverse effect on our financing costs and structure.

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

We also currently bear the investment risk of one of the larger multi-employer pension plans in which we participate.  In addition, we have been designated as the named fiduciary of this fund with sole investment authority of the assets of the fund.  If investment results fail to meet our expectations, we could be  required to make additional contributions to fund a portion of or the entire shortfall, which could have an adverse effect on our business, financial condition, results of operations, or cash flows.

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

FUEL

We sell a significant amount of fuel, which could face increased regulation and demand could be affected by concerns about the effect of emissions on the environment as well as retail price increases.  We are unable to predict future regulations, environmental effects, political unrest, acts of terrorism and other matters that may affect the cost and availability of fuel, and how our customers will react, which could adversely affect our financial condition, results of operations, or cash flows.

ECONOMIC CONDITIONS

Our operating results could be materially impacted by changes in overall economic conditions that impact consumer confidence and spending, including discretionary spending.  Future economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, tax rates, the impact of natural disasters or acts of terrorism, and other matters could reduce consumer spending.  Increased fuel prices could also have an effect on consumer spending and on our costs of producing and procuring products that we sell.  We are unable to predict how the global economy and financial markets will perform.  If the global economy and financial markets do not perform as we expect, it could adversely affect our financial condition, results of operations, or cash flows.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                        PROPERTIES.

As of January 30, 2016, we operated approximately 4,000 owned or leased supermarkets, convenience stores, fine jewelry stores, distribution warehouses and food production plants through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. While our current strategy emphasizes ownership of store real estate, a majority of the properties used to conduct our business are leased.

We generally own store equipment, fixtures and leasehold improvements, as well as processing and food production equipment. The total cost of our owned assets and capitalized leases at January 30, 2016, was $37.7 billion while the accumulated depreciation was $18.1 billion.

Leased premises generally have base terms ranging from ten-to-twenty years with renewal options for additional periods. Some options provide the right to purchase the property after the conclusion of the lease term. Store rentals are normally payable monthly at a stated amount or at a guaranteed minimum amount plus a percentage of sales over a stated dollar volume. Rentals for the distribution, food production and miscellaneous facilities generally are payable monthly at stated amounts.  For additional information on lease obligations, see Note 10 to the Consolidated Financial Statements.

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

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

The following table sets forth the high and low sales prices for our common shares on the New York Stock Exchange for each full quarterly period of the two most recently completed fiscal years.  All share and per share amounts presented are reflective of the two-for-one stock split that began trading at the split adjusted price on July 14, 2015.

COMMON SHARE PRICE RANGE

	2015		2014
Quarter	High	Low	High	Low
1st	$38.87	$34.05	$23.95	$17.57
2nd	$38.65	$37.09	$25.75	$23.25
3rd	$38.73	$27.32	$29.08	$24.99
4th	$42.75	$36.00	$35.03	$28.64

Main trading market: New York Stock Exchange (Symbol KR)

Number of shareholders of record at fiscal year-end 2015:                      29,102

Number of shareholders of record at March 23, 2016:          28,959

During 2015, we paid two quarterly cash dividends of $0.0925 per share and two quarterly cash dividends of $0.105 per share.  During 2014, we paid three quarterly cash dividends of $0.0825 per share and one quarterly cash dividend of $0.0925 per share.  On March 1, 2016, we paid a quarterly cash dividend of $0.105 per share.  On March 10, 2016, we announced that our Board of Directors have declared a quarterly cash dividend of $0.105 per share, payable on June 1, 2016, to shareholders of record at the close of business on May 13, 2016.  We currently expect to continue to pay comparable cash dividends on a quarterly basis depending on our earnings and other factors.

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

	Base Period	INDEXED RETURNS Years Ending
Company Name/Index	2010	2011	2012	2013	2014	2015
The Kroger Co.	100	116.26	136.28	179.49	348.32	395.78
S&P 500 Index	100	105.33	123.87	149.02	170.22	169.08
Peer Group	100	105.11	126.94	143.63	173.96	161.13

Kroger’s fiscal year ends on the Saturday closest to January 31.

*                 Total assumes $100 invested on January 30, 2011, in The Kroger Co., S&P 500 Index, and the Peer Group, with reinvestment of dividends.

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

(c)

The following table presents information on our purchases of our common shares during the fourth quarter of 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (4) (in millions)
First period - four weeks
November 8, 2015 to December 5, 2015	94,717	$37.89	74,819	$500
Second period - four weeks
December 6, 2015 to January 2, 2016	906,648	$41.47	831,783	$500
Third period — four weeks
January 3, 2016 to January 30, 2016	213,721	$39.73	169,598	$500

Total	1,215,086	$40.88	1,076,200	$500

(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2015 contained three 28-day periods.

(2)

Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (the “1999 Repurchase Program”), and (ii) 138,886 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the 1999 Repurchase Program.

(4)

The amounts shown in this column reflect the amount remaining under the $500 million share repurchase program authorized by the Board of Directors and announced on June 25, 2015 (the “2015 Repurchase Program”). Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The 2015 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be terminated by the Board of Directors at any time. On March 10, 2016, our Board of Directors approved a new $500 million share repurchase program to supplement the 2015 Repurchase Program, which is expected to be exhausted by the end of the second quarter of 2016.

ITEM 6.                        SELECTED FINANCIAL DATA.

The following table presents our selected consolidated financial data for each of the last five fiscal years.  Refer to Note 2 of the Consolidated Financial Statements for disclosure of business combinations and their effect on each of the last three fiscal years’ Consolidated Statements of Operations and the last two fiscal years’ Consolidated Balance Sheets.  All share and per share amounts presented are reflective of the two-for-one stock split that began trading at the split adjusted price on July 14, 2015.

	Fiscal Years Ended
	January 30, 2016 (52 weeks) (1)	January 31, 2015 (52 weeks) (1)	February 1, 2014 (52 weeks) (1)	February 2, 2013 (53 weeks)	January 28, 2012 (52 weeks)
	(In millions, except per share amounts)
Sales	$109,830	$108,465	$98,375	$96,619	$90,269
Net earnings including noncontrolling interests	2,049	1,747	1,531	1,508	596
Net earnings attributable to The Kroger Co.	2,039	1,728	1,519	1,497	602
Net earnings attributable to The Kroger Co. per diluted common share	2.06	1.72	1.45	1.39	0.51
Total assets	33,897	30,497	29,281	24,634	23,454
Long-term liabilities, including obligations under capital leases and financing obligations	14,123	13,663	13,181	9,359	10,405
Total shareholders’ equity — The Kroger Co.	6,811	5,412	5,384	4,207	3,981
Cash dividends per common share	0.395	0.340	0.308	0.248	0.215

(1)                                 Harris Teeter Supermarkets, Inc. (“Harris Teeter”) is included in our ending Consolidated Balance Sheets for 2015, 2014 and 2013 and in our Consolidated Statements of Operations for 2015 and 2014.  Due to the timing of the merger closing late in fiscal year 2013, its results of operations were not material to our consolidated results of operations for 2013.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations of The Kroger Co. should be read in conjunction with the “Forward-looking Statements” section set forth in Part I, the “Risk Factors” section set forth in Item 1A of Part I and the “Outlook” section below.

OUR BUSINESS

The Kroger Co. was founded in 1883 and incorporated in 1902.  Kroger is one of the nation’s largest retailers, as measured by revenue, operating 2,778 supermarket and multi-department stores under a variety of local banner names in 35 states and the District of Columbia.  Of these stores, 1,387 have fuel centers.  We also operate 784 convenience stores, either directly or through franchisees, 323 fine jewelry stores and an online retailer.

We operate 38 food production plants, primarily bakeries and dairies, which supply approximately 40% of the corporate brand units sold in our supermarkets.

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

On December 18, 2015, we closed our merger with Roundy’s by purchasing 100% of the Roundy’s outstanding common stock for $3.60 per share and assuming Roundy’s outstanding debt, for a purchase price of $866 million.  Roundy’s is included in our ending Consolidated Balance Sheets for 2015 and in our Consolidated Statements of Operations for the last six weeks of 2015.  Certain year-over-year comparisons will be affected as a result.  See Note 2 to the Consolidated Financial Statements for more information related to our merger with Roundy’s.

On August 18, 2014, we closed our merger with Vitacost.com by purchasing 100% of the Vitacost.com outstanding common stock for $8.00 per share or $287 million.  Vitacost.com is included in our ending Consolidated Balance Sheets and Consolidated Statements of Operations for 2014 and 2015.  See Note 2 to the Consolidated Financial Statements for more information related to our merger with Vitacost.com.

On January 28, 2014, we closed our merger with Harris Teeter by purchasing 100% of the Harris Teeter outstanding common stock for approximately $2.4 billion.  Harris Teeter is included in our ending Consolidated Balance Sheets for 2014 and 2015 and in our Consolidated Statements of Operations for 2014 and 2015.  Due to the timing of the merger closing late in fiscal year 2013, its results of operations were not material to our consolidated results of operations for 2013.  Certain year-over-year comparisons will be affected as a result.  See Note 2 to the Consolidated Financial Statements for more information related to our merger with Harris Teeter.

OUR 2015 PERFORMANCE

We achieved outstanding results in 2015.  Our business strategy continues to resonate with a full range of customers and our results reflect the balance we seek to achieve across our business including positive identical supermarket sales growth, increases in loyal household count, and good cost control, as well as growth in net earnings and net earnings per diluted share.  Our 2015 net earnings were $2.0 billion or $2.06 per diluted share, compared to $1.7 billion, or $1.72 per diluted share for 2014.  All share and per share amounts presented are reflective of the two-for-one stock split that began trading at the split adjusted price on July 14, 2015.

Our net earnings for 2015 include a $110 million expense to operating, general, and administrative (“OG&A”) for certain contributions to the United Food and Commercial Workers International Union (“UFCW”) Consolidated Pension Plan (“2015 UFCW Contributions”) made during the third and fourth quarters of 2015.  In addition, our net earnings for 2015 include a lower last-in, first-out (“LIFO”) charge compared to 2014.  Net earnings for 2014 include a net $39 million after-tax charge for an $87 million ($56 million after-tax) charge to OG&A due to the commitments and withdrawal liabilities arising from restructuring of certain multi-employer obligations (“2014 Multi-Employer Pension Plan Obligation”) to help stabilize associates’ future pension benefits, offset partially by the benefits from certain tax items of $17 million (“2014 Adjusted Items”).  In addition, our net earnings for 2014 include unusually high fuel margins, partially offset by a LIFO charge that was significantly higher than 2013 and $140 million in contributions charged to OG&A expenses for the UFCW Consolidated Pension Plan ($55 million) and The Kroger Co. Foundation ($85 million) (“2014 Contributions”).  The 2015 and 2014 contributions to the UFCW Consolidated Pension Plan was to further fund the plan.  The $85 million contribution, in 2014, to The Kroger Co. Foundation will enable it to continue to support causes such as hunger relief, breast cancer awareness, the military and their families and local community organizations.  Fuel margin per gallon was $0.19 in 2014, compared to $0.14 in 2013.  Our net earnings for 2013 include a net benefit of $23 million, which includes benefits from certain tax items of $40 million, offset partially by costs of $11 million in interest and $16 million in OG&A expenses ($17 million after-tax) related to our merger with Harris Teeter (“2013 Adjusted Items”).

Our 2015 net earnings were $2.0 billion or $2.06 per diluted share, compared to $1.7 billion, or $1.72 per diluted share for 2014.  Net earnings for 2015 totaled $2.0 billion, or $2.06 per diluted share, compared to net earnings in 2014 of $1.8 billion, or $1.76 per diluted share, excluding the 2014 Adjusted Items.  We believe adjusted net earnings and adjusted net earnings per diluted share present a more accurate year-over-year comparison of our financial results because the 2014 Adjusted Items were not the result of our normal operations.  Our net earnings per diluted share for 2015 represent a 17% increase, compared to 2014 adjusted net earnings per diluted share.  Please refer to the “Net Earnings” section of MD&A for more information.

Our identical supermarket sales increased 5.0%, excluding fuel, in 2015, compared to 2014.  We have achieved 49 consecutive quarters of positive identical supermarket sales growth, excluding fuel.  As we continue to outpace many of our competitors on identical supermarket sales growth, we continue to gain market share.  We focus on identical supermarket sales growth, excluding fuel, as it is a key performance target for our long-term growth strategy.

Increasing market share is an important part of our long-term strategy as it best reflects how our products and services resonate with customers.  Market share growth allows us to spread the fixed costs in our business over a wider revenue base.  Our fundamental operating philosophy is to maintain and increase market share by offering customers good prices and superior products and service.  Based on Nielsen POS+ data, our overall market share of the products we sell in markets in which we operate increased by approximately 40 basis points in 2015.  This data also indicates that our market share increased in 17 markets and declined in one.  These market share results reflect our long-term strategy of market share growth.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for 2015 compared to 2014 and for 2014 compared to 2013.  Comparability is affected by income and expense items that fluctuated significantly between and among the periods, our merger with Roundy’s in late 2015 and our merger with Harris Teeter in late 2013.  All share and per share amounts presented below are reflective of the two-for-one stock split that began trading at the split adjusted price on July 14, 2015.

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

Net Earnings

Net earnings totaled $2.0 billion in 2015, $1.7 billion in 2014 and $1.5 billion in 2013.  Net earnings improved in 2015, compared to net earnings in 2014, due to an increase in operating profit, partially offset by an increase in income tax expense.  Operating profit increased in 2015, compared to 2014, primarily due to an increase in first-in, first-out (“FIFO”) non-fuel operating profit, lower charges for total contributions to The Kroger Co. Foundation, UFCW Consolidated Pension Plan, the charge related to the 2014 Multi-Employer Pension Plan Obligation and a lower LIFO charge which was $28 million (pre-tax), compared to a LIFO charge of $147 million (pre-tax) in 2014, partially offset by a decrease in fuel operating profit and continued investments in lower prices for our customers.  The decrease in fuel operating profit was primarily due to a decrease in fuel margin per gallon to $0.17 in 2015, compared to $0.19 in 2014, partially offset by an increase in fuel gallons sold.  Continued investments in lower prices for our customers includes our pharmacy department, which experienced high levels of inflation that were not fully passed on to the customer in 2015.

Net earnings improved in 2014, compared to net earnings in 2013, due to an increase in operating profit, partially offset by increases in interest and income tax expense.  Operating profit increased in 2014, compared to 2013, primarily due to an increase in FIFO non-fuel operating profit, excluding Harris Teeter, the effect of our merger with Harris Teeter and an increase in fuel operating profit, partially offset by continued investments in lower prices for our customers, the 2014 Contributions, the charge related to the 2014 Multi-Employer Pension Plan Obligation and a higher LIFO charge which was $147 million (pre-tax), compared to a LIFO charge of $52 million (pre-tax) in 2013.

The net earnings for 2015 do not include any non-GAAP adjustments.  The net earnings for 2014 include a net charge of $39 million, after tax, related to the 2014 Adjusted Items.  The net earnings for 2013 include a net benefit of $23 million, after tax, related to the 2013 Adjusted Items.  Excluding these benefits and charges for Adjusted Items for 2014 and 2013, adjusted net earnings were $2.0 billion in 2015, $1.8 billion in 2014 and $1.5 billion in 2013.  2015 net earnings improved, compared to adjusted net earnings in 2014, due to an increase in FIFO non-fuel operating profit, lower charges for total contributions to The Kroger Co. Foundation and UFCW Consolidated Pension Plan and a lower LIFO charge which was $28 million (pre-tax), compared to a LIFO charge of $147 million (pre-tax) in 2014, partially offset by continued investments in lower prices for our customers, a decrease in fuel operating profit and an increase in income tax expense.  Continued investments in lower prices for our customers includes our pharmacy department, which experienced high levels of inflation that were not fully passed on to the customer in 2015.  2014 adjusted net earnings improved, compared to adjusted net earnings in 2013, due to an increase in FIFO non-fuel operating profit, excluding Harris Teeter, the effect of our merger with Harris Teeter and an increase in fuel operating profit, partially offset by continued investments in lower prices for our customers, the 2014 Contributions, increases in interest and income tax expense and a higher LIFO charge which was $147 million (pre-tax), compared to a LIFO charge of $52 million (pre-tax) in 2013.

Net earnings per diluted share totaled $2.06 in 2015, $1.72 in 2014 and $1.45 in 2013.  Net earnings per diluted share in 2015, compared to 2014, increased primarily due to fewer shares outstanding as a result of the repurchase of Kroger common shares and an increase in net earnings.  Net earnings per diluted share in 2014, compared to 2013, increased primarily due to fewer shares outstanding as a result of the repurchase of Kroger common shares and an increase in net earnings.

There were no adjustment items in 2015, but excluding the 2014 and 2013 Adjusted Items, adjusted net earnings per diluted share totaled $1.76 in 2014 and $1.43 in 2013.  Net earnings per diluted share in 2015, compared to adjusted net earnings per diluted share in 2014, increased primarily due to fewer shares outstanding as a result of the repurchase of Kroger common shares and an increase in adjusted net earnings.  Adjusted net earnings per diluted share in 2014, compared to adjusted net earnings per diluted share in 2013, increased primarily due to fewer shares outstanding as a result of the repurchase of Kroger common shares and an increase in adjusted net earnings.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to net earnings attributable to The Kroger Co. excluding Adjusted Items for 2014 and 2013 and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to the net earnings attributable to The Kroger Co. per diluted common share excluding Adjusted Items for 2014 and 2013.  In 2015, we did not have any adjustment items that affect net earnings or net earnings per diluted share.

Net Earnings per Diluted Share excluding the Adjusted Items

(in millions, except per share amounts)

	2015	2014	2013
Net earnings attributable to The Kroger Co.	$2,039	$1,728	$1,519
2014 Adjusted Items	—	39	—
2013 Adjusted Items	—	—	(23)
Net earnings attributable to The Kroger Co. excluding the adjustment items above	$2,039	$1,767	$1,496

Net earnings attributable to The Kroger Co. per diluted common share	$2.06	$1.72	$1.45
2014 Adjusted Items(1)	—	0.04	—
2013 Adjusted Items(1)	—	—	(0.02)
Net earnings attributable to The Kroger Co. per diluted common share excluding the adjustment items above	$2.06	$1.76	$1.43

Average numbers of common shares used in diluted calculation	980	993	1,040

(1)         The amounts presented represent the net earnings per diluted common share effect of each adjusted item.

Sales

Total Sales

(in millions)

	2015	Percentage Increase(2)	2014	Percentage Increase(3)	2013
Total supermarket sales without fuel	$91,310	5.8%	$86,281	12.5%	$76,666
Fuel sales	14,804	(21.5)%	18,850	(0.6)%	18,962
Other sales(1)	3,716	11.5%	3,334	21.4%	2,747

Total sales	$109,830	1.3%	$108,465	10.3%	$98,375

(1)         Other sales primarily relate to sales at convenience stores, excluding fuel; jewelry stores; food production plants to outside customers; variable interest entities; a specialty pharmacy; in-store health clinics; sales on digital coupon services; and online sales by Vitacost.com.

(2)         This column represents the sales percentage increases in 2015, compared to 2014.

(3)         This column represents the sales percentage increases in 2014, compared to 2013.

Total sales increased in 2015, compared to 2014, by 1.3%.  This increase in 2015 total sales, compared to 2014, was primarily due to an increase in identical supermarket sales, excluding fuel, of 5.0%.  Total sales also increased due to the inclusion of Roundy’s sales, due to our merger, for the period of December 18, 2015 to January 30, 2016.  Identical supermarket sales, excluding fuel, for 2015, compared to 2014, increased primarily due to an increase in the number of households shopping with us, an increase in visits per household, changes in product mix and product cost inflation.  Total fuel sales decreased in 2015, compared to 2014, primarily due to a 26.7% decrease in the average retail fuel price, partially offset by an increase in fuel gallons sold of 7.1%.

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

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Although identical supermarket sales is a relatively standard term, numerous methods exist for calculating identical supermarket sales growth.  As a result, the method used by our management to calculate identical supermarket sales may differ from methods other companies use to calculate identical supermarket sales.  We urge you to understand the methods used by other companies to calculate identical supermarket sales before comparing our identical supermarket sales to those of other such companies.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the supermarket identical sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical Fred Meyer multi-department stores and include Roundy’s sales for the last six weeks of fiscal 2015 for stores that are identical as if they were part of the Company in the prior year.  We calculate annualized identical supermarket sales by adding together four quarters of identical supermarket sales.  Our identical supermarket sales results are summarized in the table below.

Identical Supermarket Sales

(dollars in millions)

	2015	2014
Including supermarket fuel centers	$98,916	$97,813
Excluding supermarket fuel centers	$87,553	$83,349
Including supermarket fuel centers	1.1%	4.2%
Excluding supermarket fuel centers	5.0%	5.2%

Gross Margin and FIFO Gross Margin

We calculate gross margin as sales less merchandise costs, including advertising, warehousing, and transportation expenses.  Merchandise costs exclude depreciation and rent expenses.  Our gross margin rates, as a percentage of sales, were 22.16% in 2015, 21.16% in 2014 and 20.57% in 2013.  The increase in 2015, compared to 2014, resulted primarily from a decrease in retail fuel sales and reductions in transportation costs and a decrease in our LIFO charge, as a percentage of sales, partially offset by continued investments in lower prices for our customers and increased shrink costs, as a percentage of sales.  The increase in 2014, compared to 2013, resulted primarily from the effect of our merger with Harris Teeter, an increase in fuel gross margin rate and a reduction in warehouse and transportation costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers and an increase in our LIFO charge, as a percentage of sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, had a positive effect on our gross margin rate in 2014 since Harris Teeter has a higher gross margin rate as compared to total Company without Harris Teeter.  The increase in fuel gross margin rate for 2014, compared to 2013, resulted primarily from an increase in fuel margin per gallon sold of $0.19 in 2014, compared to $0.14 in 2013.  Our retail fuel operations lower our gross margin rate, as a percentage of sales, due to the very low gross margin on retail fuel sales as compared to non-fuel sales.  A lower growth rate in retail fuel sales, as compared to the growth rate for the total Company, increases the gross margin rates, as a percentage of sales, when compared to the prior year.

We calculate FIFO gross margin as sales less merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the LIFO charge.  Merchandise costs exclude depreciation and rent expenses.  Our LIFO charge was $28 million in 2015, $147 million in 2014 and $52 million in 2013.  FIFO gross margin is a non-GAAP financial measure and should not be considered as an alternative to gross margin or any other GAAP measure of performance.  FIFO gross margin should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

Our FIFO gross margin rates, as a percentage of sales, were 22.18% in 2015, 21.30% in 2014 and 20.62% in 2013.  Our retail fuel operations lower our FIFO gross margin rate, as a percentage of sales, due to the very low FIFO gross margin rate on retail fuel as compared to non-fuel sales.  Excluding the effect of retail fuel operations, our FIFO gross margin rate decreased four basis points in 2015, as a percentage of sales, compared to 2014.  The decrease in FIFO gross margin rates, excluding retail fuel, in 2015, compared to 2014, resulted primarily from continued investments in lower prices for our customers and increased shrink costs, partially offset by a reduction in transportation costs, as a percentage of sales.  Excluding the effect of retail fuel, our FIFO gross margin rate decreased three basis points in 2014, as a percentage of sales, compared to 2013.  The decrease in FIFO gross margin rates, excluding retail fuel, in 2014, compared to 2013, resulted primarily from continued investments in lower prices for our customers, offset partially by the effect of our merger with Harris Teeter and a reduction of warehouse and transportation costs, as a percentage of sales.

LIFO Charge

The LIFO charge was $28 million in 2015, $147 million in 2014 and $52 million in 2013.  In 2015, we experienced lower product cost inflation, compared to 2014, which resulted in a lower LIFO charge.  In 2015, our LIFO charge primarily resulted from annualized product cost inflation related to pharmacy, and was partially offset by annualized product cost deflation related to meat and dairy.  In 2014, we experienced higher product cost inflation, compared to 2013, which resulted in a higher LIFO charge.  In 2014, our LIFO charge primarily resulted from annualized product cost inflation related to pharmacy, grocery, deli, meat and seafood.  In 2013, our LIFO charge resulted primarily from an annualized product cost inflation related to meat, seafood and pharmacy.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, health care benefits and retirement plan costs, utilities and credit card fees.  Rent expense, depreciation and amortization expense and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 16.34% in 2015, 15.82% in 2014 and 15.45% in 2013.  The increase in OG&A expenses, as a percentage of sales, in 2015, compared to 2014, resulted primarily from a decrease in retail fuel sales, increases in EMV chargebacks, company sponsored pension, healthcare and incentive plan costs, as a percentage of sales, partially offset by increased supermarket sales, the 2014 Multi-Employer Pension Plan Obligation, lower charges for total contributions to The Kroger Foundation and UFCW Consolidated Pension Plan, productivity improvements and effective cost controls at the store level.  The increase in OG&A expenses, as a percentage of sales, in 2014, compared to 2013, resulted primarily from the 2014 Contributions, the 2014 Multi-Employer Pension Plan Obligation, the effect of fuel, the effect of our merger with Harris Teeter and increases in credit card fees and incentive plan costs, as a percentage of sales, partially offset by increased supermarket sales growth, productivity improvements and effective cost controls at the store level.  Retail fuel sales lower our OG&A rate due to the very low OG&A rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased our OG&A rate, as a percentage of sales, since Harris Teeter has a higher OG&A rate as compared to the total Company without Harris Teeter.

Our retail fuel operations reduce our overall OG&A rate, as a percentage of sales, due to the very low OG&A rate on retail fuel sales as compared to non-fuel sales.  OG&A expenses, as a percentage of sales excluding fuel, the 2015 UFCW Contributions, the 2014 Contributions and the 2014 Multi-Employer Pension Plan Obligation, decreased 9 basis points, compared to 2014.  The decrease in our adjusted OG&A rate in 2015, compared to 2014, resulted primarily from increased supermarket sales, productivity improvements and effective cost controls at the store level, partially offset by increases in EMV chargebacks , company sponsored pension, healthcare and incentive plan costs, as a percentage of sales.  OG&A expenses, as a percentage of sales excluding fuel, the 2014 Contributions and the 2014 Multi-Employer Pension Plan Obligation, decreased 19 basis points in 2014, compared to 2013, adjusted for the 2013 Adjusted Items.  The decrease in our adjusted OG&A rate in 2014, compared to 2013, resulted primarily from increased supermarket sales growth, productivity improvements and effective cost controls at the store level, offset partially by the effect of our merger with Harris Teeter and increases in credit card fees and incentive plan costs, as a percentage of sales.

Rent Expense

Rent expense was $723 million in 2015, compared to $707 million in 2014 and $613 million in 2013.  Rent expense, as a percentage of sales, was 0.66% in 2015, compared to 0.65% in 2014 and 0.62% in 2013.  Rent expense increased in 2015, compared to 2014, due to the effect of our merger with Roundy’s, partially offset by our continued emphasis on owning rather than leasing, whenever possible.  Rent expense, as a percentage of sales, in 2015 was consistent with 2014 due to the effect of our merger with Roundy’s, partially offset by our continued emphasis to own rather than lease, whenever possible, and the benefit of increased sales.  The increase in rent expense, as a percentage of sales, in 2014, compared to 2013, is due to the effect of our merger with Harris Teeter, partially offset by our continued emphasis to own rather than lease, whenever possible, and the benefit of increased sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased rent expense, as a percentage of sales, since Harris Teeter has a higher rent expense rate compared to the total Company without Harris Teeter.

Depreciation and Amortization Expense

Depreciation and amortization expense was $2.1 billion, compared to $1.9 billion in 2014 and $1.7 billion in 2013.  Depreciation and amortization expense, as a percentage of sales, was 1.90% in 2015, 1.80% in 2014 and 1.73% in 2013.  The increase in depreciation and amortization expense for 2015, compared to 2014, was the result of additional depreciation due to our merger with Roundy’s and on capital investments, including mergers and lease buyouts, of $3.4 billion, excluding Roundy’s.  The increase in depreciation and amortization expense, as a percentage of sales, from 2015, compared to 2014, is primarily due to the additional depreciation resulting from our increased capital investments, including mergers and lease buyouts in 2015, compared to 2014.  The increase in depreciation and amortization expense for 2014, compared to 2013, in total dollars, was due to the effect of our merger with Harris Teeter and our increased spending in capital investments, including mergers and lease buyouts, of $3.1 billion in 2014.   The increase in depreciation and amortization expense, as a percentage of sales, from 2014, compared to 2013, is primarily due to the effect of our merger with Harris Teeter and our increased spending in capital investments, partially offset by increased supermarket sales.  The merger with Harris Teeter, which closed late in fiscal year 2013, increased our depreciation and amortization expense, as a percentage of sales, since Harris Teeter has a higher depreciation expense rate as compared to the total Company without Harris Teeter.

Operating Profit and Adjusted FIFO Operating Profit

Operating profit was $3.6 billion in 2015, $3.1 billion in 2014 and $2.7 billion in 2013.  Operating profit, as a percentage of sales, was 3.26% in 2015, 2.89% in 2014 and 2.77% in 2013.  Operating profit, as a percentage of sales, increased 37 basis points in 2015, compared to 2014, primarily from increased supermarket sales, a LIFO charge that was significantly lower in 2015, lower charges for total contributions to The Kroger Co. Foundation and UFCW Consolidated Pension Plan, the 2014 Multi-Employer Pension Obligation, productivity improvements, effective cost controls at the store level, and reductions in transportation costs, as a percentage of sales, partially offset by the effect of our merger with Roundy’s, continued investments in lower prices for our customers, a decrease in operating profit from our fuel operations, an increase in depreciation and amortization expense and increases in EMV chargebacks, company sponsored pension, healthcare, incentive plan and shrink costs, as a percentage of sales.  The decrease in operating profit from our fuel operations for 2015, compared to 2014, resulted primarily from a decrease in the average margin per gallon of fuel sold, partially offset by an increase in fuel gallons sold.  Operating profit, as a percentage of sales, increased 12 basis points in 2014, compared to 2013, primarily from the effect of our merger with Harris Teeter, an increase in fuel gross margin rate and a reduction in warehouse and transportation costs, rent and depreciation and amortization expenses, as a percentage of sales, partially offset by continued investments in lower prices for our customers and an increase in the LIFO charge, as a percentage of sales.

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

FIFO operating profit was $3.6 billion in 2015, $3.3 billion in 2014 and $2.8 billion in 2013.  FIFO operating profit, as a percentage of sales, was 3.28% in 2015, 3.03% in 2014 and 2.82% in 2013.  FIFO operating profit, excluding the 2015 UFCW Contributions, the 2014 Contributions, the 2014 Multi-Employer Pension Plan Obligation and 2013 Adjusted Items, was $3.7 billion in 2015, $3.5 billion in 2014 and $2.8 billion in 2013.  FIFO operating profit, as a percentage of sales excluding the 2015 UFCW Contributions, the 2014 Contributions, the 2014 Multi-Employer Pension Plan Obligation and 2013 Adjusted Items, was 3.38% in 2015, 3.24% in 2014 and 2.84% in 2013.

Retail fuel sales lower our overall FIFO operating profit rate due to the very low FIFO operating profit rate, as a percentage of sales, of retail fuel sales compared to non-fuel sales.  FIFO operating profit, as a percentage of sales excluding fuel, the 2015 UFCW Contributions, the 2014 Contributions and the 2014 Multi-Employer Pension Plan Obligation, increased 5 basis points in 2015, compared to 2014.  The increase in our adjusted FIFO operating profit rate in 2015, compared to 2014, was primarily due to increased supermarket sales, productivity improvements, effective cost controls at the store level and reductions in transportation costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers, the effect of our merger with Roundy’s, an increase in depreciation and amortization expense and increases in EMV chargebacks, company sponsored pension, healthcare, incentive plan and shrink costs, as a percentage of sales.  Excluding the effects of our merger with Roundy’s, FIFO operating profit increased 8 basis points in 2015, compared to 2014.  FIFO operating profit, as a percentage of sales, excluding fuel, the 2014 Contributions and the 2014 Multi-Employer Pension Plan Obligation, increased 10 basis points in 2014, compared to 2013, adjusted for the 2013 Adjusted Items.  The increase in our adjusted FIFO operating profit rate in 2014, compared to 2013, was primarily due to the effect of our merger with Harris Teeter and a reduction in warehouse and transportation costs, improvements in OG&A, rent and depreciation and amortization expense, as a percentage of sales, partially offset by continued investments in lower prices for our customers.

Interest Expense

Interest expense totaled $482 million in 2015, $488 million in 2014 and $443 million in 2013.  The decrease in interest expense in 2015, compared to 2014, resulted primarily due to the timing of debt principal payments and debt issuances, partially offset by an increase in interest expense associated with our commercial paper program.  The increase in interest expense in 2014, compared to 2013, resulted primarily from an increase in net total debt, primarily due to financing the merger with Harris Teeter and repurchases of our outstanding common shares.

Income Taxes

Our effective income tax rate was 33.8% in 2015, 34.1% in 2014 and 32.9% in 2013.  The 2015, 2014 and 2013 tax rate differed from the federal statutory rate primarily as a result of the utilization of tax credits, the Domestic Manufacturing Deduction and other changes, partially offset by the effect of state income taxes.

COMMON SHARE REPURCHASE PROGRAMS

We maintain share repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 and allow for the orderly repurchase of our common shares, from time to time.  We made open market purchases of our common shares totaling $500 million in 2015, $1.1 billion in 2014 and $338 million in 2013 under these repurchase programs.  In addition to these repurchase programs, we also repurchase common shares to reduce dilution resulting from our employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.  We repurchased approximately $203 million in 2015, $155 million in 2014 and $271 million in 2013 of our common shares under the stock option program.

The shares repurchased in 2015 were acquired under two separate share repurchase programs.  The first is a $500 million repurchase program that was authorized by our Board of Directors on June 26, 2014.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in our stock option and long-term incentive plans as well as the associated tax benefits.  On June 25, 2015, our Board of Directors approved a new $500 million share repurchase program to replace our prior authorization, which had been exhausted.  As of January 30, 2016, we have not repurchased any shares utilizing the June 25, 2015 repurchase program.  On March 10, 2016, our Board of Directors approved a new $500 million share repurchase program to supplement the 2015 Repurchase Program, which is expected to be exhausted by the end of the second quarter of 2016.

CAPITAL INVESTMENTS

Capital investments, including changes in construction-in-progress payables and excluding mergers and the purchase of leased facilities, totaled $3.3 billion in 2015, $2.8 billion in 2014 and $2.3 billion in 2013.  Capital investments for mergers totaled $168 million in 2015, $252 million in 2014 and $2.3 billion in 2013.  Payments for mergers of $168 million in 2015, $252 million in 2014 and $2.3 billion in 2013 relate to our mergers with Roundy’s, Vitacost.com and Harris Teeter, respectively.  Refer to Note 2 to the Consolidated Financial Statements for more information on the mergers with Roundy’s, Vitacost.com and Harris Teeter.  Capital investments for the purchase of leased facilities totaled $35 million in 2015, $135 million in 2014 and $108 million in 2013.  The table below shows our supermarket storing activity and our total food store square footage:

Supermarket Storing Activity

	2015	2014	2013
Beginning of year	2,625	2,640	2,424
Opened	31	33	17
Opened (relocation)	12	13	7
Acquired	159	—	227
Closed (operational)	(37)	(48)	(28)
Closed (relocation)	(12)	(13)	(7)

End of year	2,778	2,625	2,640

Total food store square footage (in millions)	173	162	161

RETURN ON INVESTED CAPITAL

We calculate return on invested capital (“ROIC”) by dividing adjusted operating profit for the prior four quarters by the average invested capital.  Adjusted operating profit is calculated by excluding certain items included in operating profit, and adding back our LIFO charge, depreciation and amortization and rent to our U.S. GAAP operating profit of the prior four quarters.  Average invested capital is calculated as the sum of (i) the average of our total assets, (ii) the average LIFO reserve, (iii) the average accumulated depreciation and amortization and (iv) a rent factor equal to total rent for the last four quarters multiplied by a factor of eight; minus (i) the average taxes receivable, (ii) the average trade accounts payable, (iii) the average accrued salaries and wages and (iv) the average other current liabilities, excluding accrued income taxes.  Averages are calculated for ROIC by adding the beginning balance of the first quarter and the ending balance of the fourth quarter, of the last four quarters, and dividing by two.  We use a factor of eight for our total rent as we believe this is a common factor used by our investors, analysts and rating agencies.  ROIC is a non-GAAP financial measure of performance.  ROIC should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  ROIC is an important measure used by management to evaluate our investment returns on capital.  Management believes ROIC is a useful metric to investors and analysts because it measures how effectively we are deploying our assets.

Although ROIC is a relatively standard financial term, numerous methods exist for calculating a company’s ROIC.  As a result, the method used by our management to calculate ROIC may differ from methods other companies use to calculate their ROIC.  We urge you to understand the methods used by other companies to calculate their ROIC before comparing our ROIC to that of such other companies.

The following table provides a calculation of ROIC for 2015 and 2014.  The 2015 calculation of ROIC excludes the financial position, results and merger costs for the Roundy’s transaction:

	January 30, 2016	January 31, 2015
Return on Invested Capital
Numerator
Operating profit	$3,576	$3,137
LIFO charge	28	147
Depreciation and amortization	2,089	1,948
Rent	723	707
Adjustments for pension plan agreements	—	87
Other	(13)	—
Adjusted operating profit	$6,403	$6,026

Denominator
Average total assets	$32,197	$29,860
Average taxes receivable(1)	(206)	(19)
Average LIFO reserve	1,259	1,197
Average accumulated depreciation and amortization	17,441	16,057
Average trade accounts payable	(5,390)	(4,967)
Average accrued salaries and wages	(1,359)	(1,221)
Average other current liabilities(2)	(3,054)	(2,780)
Adjustment for Roundy’s merger	(714)	—
Rent x 8	5,784	5,656
Average invested capital	$45,958	$43,783
Return on Invested Capital	13.93%	13.76%

(1)

Taxes receivable were $392 as of January 30, 2016, $20 as of January 31, 2015 and $18 as of February 1, 2014. The increase in taxes receivable as of January 30, 2016, compared to as of January 31, 2015, is due to recently issued tangible property regulations. Refer to Note 5 of the Consolidated Financial Statements for further detail.

(2)

Other current liabilities included accrued income taxes of $5 as of January 31, 2015 and $92 as of February 1, 2014. We did not have any accrued income taxes as of January 30, 2016. Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

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

Self-Insurance Costs

We primarily are self-insured for costs related to workers’ compensation and general liability claims.  The liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through January 30, 2016.  We establish case reserves for reported claims using case-basis evaluation of the underlying claim data and we update as information becomes known.

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

Impairments of Long-Lived Assets

We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value.  Fair value is determined based on market values or discounted future cash flows.  We record impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for disposal, we adjust the value of the property and equipment to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions.  We recognize impairment for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  We recorded asset impairments in the normal course of business totaling $46 million in 2015, $37 million in 2014 and $39 million in 2013.  We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

Goodwill

Our goodwill totaled $2.7 billion as of January 30, 2016.  We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events.  We perform reviews of each of our operating divisions and variable interest entities (collectively, “reporting units”) that have goodwill balances.  Fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment.  We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future.  If we identify potential for impairment, we measure the fair value of a reporting unit against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill.  We recognize goodwill impairment for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value.

In 2015, goodwill increased $420 million primarily due to our merger with Roundy’s.  In 2014, goodwill increased $169 million primarily due to our merger with Vitacost.com.  For additional information related to the allocation of the purchase price for Roundy’s and Vitacost.com, refer to Note 2 to the Consolidated Financial Statements.

The annual evaluation of goodwill performed for our other reporting units during the fourth quarter of 2015, 2014 and 2013 did not result in impairment.  Based on current and future expected cash flows, we believe goodwill impairments are not reasonably likely.  A 10% reduction in fair value of our reporting units would not indicate a potential for impairment of our goodwill balance.

For additional information relating to our results of the goodwill impairment reviews performed during 2015, 2014 and 2013 see Note 3 to the Consolidated Financial Statements.

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

The objective of our discount rate assumptions was intended to reflect the rates at which the pension benefits could be effectively settled.  In making this determination, we take into account the timing and amount of benefits that would be available under the plans.  Our methodology for selecting the discount rates was to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 4.62% and 4.44% discount rates as of year-end 2015 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant.  We utilized a discount rate of 3.87% and 3.74% as of year-end 2014 for pension and other benefits, respectively.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of January 30, 2016, by approximately $438 million.

To determine the expected rate of return on pension plan assets held by Kroger for 2015, we considered current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.  In 2015, our assumed pension plan investment return rate was 7.44%, compared to 7.44% in 2014 and 8.50 in 2013.  Our pension plans’ average rate of return was 6.47% for the 10 calendar years ended December 31, 2015, net of all investment management fees and expenses.  The value of all investments in our Company-sponsored defined benefit pension plans during the calendar year ending December 31, 2015, net of investment management fees and expenses, decreased 0.80%.  For the past 20 years, our average annual rate of return has been 7.99%.  Based on the above information and forward looking assumptions for investments made in a manner consistent with our target allocations, we believe a 7.44% rate of return assumption is reasonable for 2015.  See Note 15 to the Consolidated Financial Statements for more information on the asset allocations of pension plan assets.

On January 31, 2015, we adopted new mortality tables, including industry-based tables for annuitants, reflecting more current mortality experience and assumptions for future generational mortality improvement in calculating our projected benefit obligations as of January 30, 2016 and January 31, 2015 and our 2015 pension expense.  The tables assume an improvement in life expectancy and increased our benefit obligation and future expenses.  We used the RP-2000 projected to 2021 mortality table in calculating our 2013 year end pension obligation and 2014 and 2013 pension expense.

Sensitivity to changes in the major assumptions used in the calculation of Kroger’s pension plan liabilities is illustrated below (in millions).

	Percentage Point Change	Projected Benefit Obligation Decrease/(Increase)	Expense Decrease/(Increase)
Discount Rate	+/- 1.0%	$438/(530)	$36/$(42)
Expected Return on Assets	+/- 1.0%	—	$38/$(38)

In 2015, we contributed $5 million to our Company-sponsored defined benefit plans and do not expect to make any contributions to these plans in 2016.  In 2014, we did not contribute to our Company-sponsored defined benefit plans and do not expect to make any contributions to this plan in 2015.  We did not make a contribution in 2014 and contributed $100 million in 2013 to our Company-sponsored defined benefit pension plans.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of contributions.

We contributed and expensed $196 million in 2015, $177 million in 2014 and $148 million in 2013 to employee 401(k) retirement savings accounts.  The increase in 2015, compared to 2014, is due to a higher employee savings rate.  The increase in 2014, compared to 2013, is due to the effect of our merger with Harris Teeter.  The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, plan compensation, and length of service.

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

In 2015, we contributed $190 million to the UFCW Consolidated Pension Plan.  We had previously accrued $60 million of the total contributions at January 31, 2015 and recorded expense for the remaining $130 million at the time of payment in 2015.  In 2014, we incurred a charge of $56 million (after-tax) related to commitments and withdrawal liabilities associated with the restructuring of pension plan agreements, of which $15 million was contributed to the UFCW Consolidated Pension Plan in 2014.  As of January 30, 2016, we are not required to contribute to the UFCW Consolidated Pension Plan in 2016.

We recognize expense in connection with these plans as contributions are funded or when commitments are made, in accordance with GAAP.  We made cash contributions to these plans of $426 million in 2015, $297 million in 2014 and $228 million in 2013.

Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in most of the multi-employer plans to which we contribute substantially exceeds the value of the assets held in trust to pay benefits.  We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2015.  Because we are only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of our contributions to the total of all contributions to these plans in a year as a way of assessing our “share” of the underfunding.  Nonetheless, the underfunding is not a direct obligation or liability of ours or of any employer.  As of December 31, 2015, we estimate that our share of the underfunding of multi-employer plans to which we contribute was approximately $2.9 billion, pre-tax, or $1.8 billion, after-tax, which includes Roundy’s share of underfunding of its multi-employer plans.  This represents an increase in the estimated amount of underfunding of approximately $1.1 billion, pre-tax, or approximately $680 million, after-tax, as of December 31, 2015, compared to December 31, 2014.  The increase in the amount of underfunding is attributable to lower than expected returns on the assets held in the multi-employer plans during 2015, changes in mortality rate assumptions and the merger of Roundy’s.  Our estimate is based on the most current information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.

We have made and disclosed this estimate not because, except as noted above, this underfunding is a direct liability of ours.  Rather, we believe the underfunding is likely to have important consequences.  In 2016, we expect to contribute approximately $260 million to multi-employer pension plans, subject to collective bargaining and capital market conditions.  We expect increases in expense as a result of increases in multi-employer pension plan contributions over the next few years.  Finally, underfunding means that, in the event we were to exit certain markets or otherwise cease making contributions to these funds, we could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.

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

Various taxing authorities periodically audit our income tax returns.  These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, we record allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 30, 2016, the Internal Revenue Service had concluded its examination of our 2010 and 2011 federal tax returns.  Tax years 2012 and 2013 remain under examination.

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

Inventories

Inventories are stated at the lower of cost (principally on a LIFO basis) or market.  In total, approximately 95% of inventories in 2015 and 2014 were valued using the LIFO method.  Cost for the balance of the inventories, including substantially all fuel inventories, was determined using the FIFO method.  Replacement cost was higher than the carrying amount by $1.3 billion at January 30, 2016 and January 31, 2015.  We follow the Link-Chain, Dollar-Value LIFO method for purposes of calculating our LIFO charge or credit.

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

Vendor Allowances

We recognize all vendor allowances as a reduction in merchandise costs when the related product is sold.  In most cases, vendor allowances are applied to the related product cost by item, and therefore reduce the carrying value of inventory by item.  When it is not practicable to allocate vendor allowances to the product by item, we recognize vendor allowances as a reduction in merchandise costs based on inventory turns and as the product is sold.  We recognized approximately $7.3 billion in 2015, $6.9 billion in 2014 and $6.2 billion in 2013 of vendor allowances as a reduction in merchandise costs.  We recognized approximately 91% of all vendor allowances in the item cost with the remainder being based on inventory turns.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Per ASU 2015-14, “Deferral of Effective Date,” this guidance will be effective for us in the first quarter of our fiscal year ending February 2, 2019.  Early adoption is permitted as of the first quarter of our fiscal year ending February 3, 2018.  We are currently in the process of evaluating the effect of adoption of this ASU on our Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which provides guidance for the recognition of lease agreements.  The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets.  This guidance will be effective for us in the first quarter of fiscal year ending February 1, 2020.  Early adoption is permitted.  The adoption of this ASU will result in a significant increase to our Consolidated Balance Sheets for lease liabilities and right-of-use assets, and we are currently evaluating the other effects of adoption of this ASU on our Consolidated Financial Statements.  We believe our current off-balance sheet leasing commitments are reflected in our investment grade debt rating.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $4.8 billion of cash from operations in 2015, compared to $4.2 billion in 2014 and $3.6 billion in 2013.  The cash provided by operating activities came from net earnings including non-controlling interests adjusted primarily for non-cash expenses of depreciation and amortization, stock compensation, expense for Company-sponsored pension plans, the LIFO charge and changes in working capital.

The increase in net cash provided by operating activities in 2015, compared to 2014, resulted primarily due to an increase in net earnings including non-controlling interests, an increase in non-cash items and changes in working capital.  The increase in non-cash items in 2015, as compared to 2014, was primarily due to increases in depreciation and amortization expense and expense for Company-sponsored pension plans, partially offset by a lower LIFO charge.

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

Cash provided (used) by operating activities for changes in working capital was $96 million in 2015, compared to ($49) million in 2014 and $63 million in 2013.  The increase in cash provided by operating activities for changes in working capital in 2015, compared to 2014, was primarily due to an increase in cash provided by trade accounts payables and store deposits in transit, partially offset by a decrease in cash provided by income taxes receivable and payable.  The increase in cash used by operating activities for changes in working capital in 2014, compared to 2013, was primarily due to an increase in cash used for receivables and a decrease in cash provided by trade accounts payables, partially offset by an increase in cash provided by accrued expenses.

Net cash used by investing activities

Cash used by investing activities was $3.6 billion in 2015, compared to $3.1 billion in 2014 and $4.8 billion in 2013.  The amount of cash used by investing activities increased in 2015, compared to 2014, due to increased payments for capital investments, partially offset by lower payments for mergers.  The amount of cash used by investing activities decreased in 2014, compared to 2013, due to decreased payments for mergers, offset primarily by increased payments for capital investments.  Capital investments, including payments for lease buyouts, but excluding mergers, were $3.3 billion in 2015, $2.8 billion in 2014 and $2.3 billion in 2013.  Merger payments were $168 million in 2015, $252 million in 2014 and $2.3 billion in 2013.  Merger payments decreased in 2014, compared to 2013, primarily due to our merger with Harris Teeter in 2013.  Refer to the “Capital Investments” section for an overview of our supermarket storing activity during the last three years.

Net cash provided (used) by financing activities

Financing activities (used) provided cash of ($1.3) billion in 2015, ($1.2) billion in 2014 and $1.4 billion in 2013.  The increase in the amount of cash used for financing activities in 2015, compared to 2014, was primarily related to increased payments on long-term debt and commercial paper, partially offset by higher proceeds from issuances of long-term debt and decreased treasury stock purchases.  The increase in the amount of cash used for financing activities in 2014, compared to 2013, was primarily related to decreased proceeds from the issuance of long-term debt and increased treasury stock purchases, offset partially by decreased payments on long-term debt.  Proceeds from the issuance of long-term debt were $1.2 billion in 2015, $576 million in 2014 and $3.5 billion in 2013.  Net (payments) borrowings provided from our commercial paper program were ($285) million in 2015, $25 million in 2014 and ($395) million in 2013.  Please refer to the “Debt Management” section of MD&A for additional information.  We repurchased $703 million of Kroger common shares in 2015, compared to $1.3 billion in 2014 and $609 million in 2013.  We paid dividends totaling $385 million in 2015, $338 million in 2014 and $319 million in 2013.

Debt Management

Total debt, including both the current and long-term portions of capital lease and lease-financing obligations, increased $481 million to $12.1 billion as of year-end 2015, compared to 2014.  The increase in 2015, compared to 2014, resulted primarily from the issuance of (i) $300 million of senior notes bearing an interest rate of 2.00%, (ii) $300 million of senior notes bearing an interest rate of 2.60%, (iii) $500 million of senior notes bearing an interest rate of 3.50% and (iv) an increase in capital lease obligations due to our merger with Roundy’s and various leased locations, partially offset by payments of $678 million on long-term debt obligations assumed as part of our merger with Roundy’s and $500 million of payments at maturity of senior notes bearing an interest rate of 3.90%.  The increase in financing obligations was due to partially funding our merger with Roundy’s.

Total debt, including both the current and long-term portions of capital lease and lease-financing obligations increased $346 million to $11.7 billion as of year-end 2014, compared to 2013.  The increase in 2014, compared to 2013, resulted primarily from (i) the issuance of $500 million of senior notes bearing an interest rate of 2.95% and (ii) an increase in commercial paper of $25 million, partially offset by payments at maturity of $300 million of senior notes bearing an interest rate of 4.95%.  The increase in financing obligations was due to partially funding our outstanding common share repurchases.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to range from $6.6 to $6.9 billion, which includes anticipated requirements for working capital, capital investments, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of 2015.  We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $990 million of commercial paper and $1.3 billion of senior notes maturing in the next twelve months, which is included in the range of $6.6 to $6.9 billion in estimated liquidity needs.  We expect to refinance this debt, in 2016, by issuing additional senior notes or commercial paper on favorable terms based on our past experience.  We also currently plan to continue repurchases of common shares under the Company’s share repurchase programs.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

Factors Affecting Liquidity

We can currently borrow on a daily basis approximately $2.75 billion under our commercial paper (“CP”) program.  At January 30, 2016, we had $990 million of CP borrowings outstanding.  CP borrowings are backed by our credit facility, and reduce the amount we can borrow under the credit facility.  If our short-term credit ratings fall, the ability to borrow under our current CP program could be adversely affected for a period of time and increase our interest cost on daily borrowings under our CP program.  This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity.  However, in the event of a ratings decline, we do not anticipate that our borrowing capacity under our CP program would be any lower than $500 million on a daily basis.  Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost on borrowings under the credit facility could be affected by an increase in our Leverage Ratio.  As of March 23, 2016, we had $1.1 billion of CP borrowings outstanding.  The increase as of March 23, 2016, compared to year-end 2015, was due to partially funding our outstanding common share repurchases.

Our credit facility requires the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”).  A failure to maintain our financial covenants would impair our ability to borrow under the credit facility. These financial covenants and ratios are described below:

•                                Our Leverage Ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the credit facility) was 1.97 to 1 as of January 30, 2016.  If this ratio were to exceed 3.50 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.  In addition, our Applicable Margin on borrowings is determined by our Leverage Ratio.

•                                Our Fixed Charge Coverage Ratio (the ratio of Consolidated EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facility) was 5.30 to 1 as of January 30, 2016.  If this ratio fell below 1.70 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

Our credit agreement is more fully described in Note 6 to the Consolidated Financial Statements.  We were in compliance with our financial covenants at year-end 2015.

The tables below illustrate our significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of January 30, 2016 (in millions of dollars):

	2016	2017	2018	2019	2020	Thereafter	Total
Contractual Obligations (1) (2)
Long-term debt(3)	$2,318	$735	$1,307	$774	$724	$5,538	$11,396
Interest on long-term debt (4)	476	410	375	315	279	2,550	4,405
Capital lease obligations	103	72	62	57	52	527	873
Operating lease obligations	967	922	853	774	674	4,199	8,389
Financed lease obligations	13	13	13	13	13	74	139
Self-insurance liability (5)	223	138	98	63	38	79	639
Construction commitments(6)	418	—	—	—	—	—	418
Purchase obligations(7)	532	161	77	58	42	106	976

Total	$5,050	$2,451	$2,786	$2,054	$1,822	$13,072	$27,235

Other Commercial Commitments
Standby letters of credit	$244	$—	$—	$—	$—	$—	$244
Surety bonds	332	—	—	—	—	—	332

Total	$576	$—	$—	$—	$—	$—	$576

(1)

The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $30 million in 2015. This table also excludes contributions under various multi-employer pension plans, which totaled $426 million in 2015.

(2)	The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.
(3)	As of January 30, 2016, we had $990 million of borrowings of commercial paper and no borrowings under our credit agreement.
(4)	Amounts include contractual interest payments using the interest rate as of January 30, 2016, and stated fixed and swapped interest rates, if applicable, for all other debt instruments.
(5)	The amounts included in the contractual obligations table for self-insurance liability related to workers’ compensation claims have been stated on a present value basis.
(6)	Amounts include funds owed to third parties for projects currently under construction. These amounts are reflected in other current liabilities in our Consolidated Balance Sheets.
(7)

Amounts include commitments, many of which are short-term in nature, to be utilized in the normal course of business, such as several contracts to purchase raw materials utilized in our food production plants and several contracts to purchase energy to be used in our stores and food production plants.  Our obligations also include management fees for facilities operated by third parties and outside service contracts.  Any upfront vendor allowances or incentives associated with outstanding purchase commitments are recorded as either current or long-term liabilities in our Consolidated Balance Sheets.

As of January 30, 2016, we maintained a $2.75 billion (with the ability to increase by $750 million), unsecured revolving credit facility that, unless extended, terminates on June 30, 2019.  Outstanding borrowings under the credit agreement and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit agreement.  As of January 30, 2016, we had $990 million of borrowings of commercial paper and no borrowings under our credit agreement.  The outstanding letters of credit that reduce funds available under our credit agreement totaled $13 million as of January 30, 2016.

In addition to the available credit mentioned above, as of January 30, 2016, we had authorized for issuance $900 million of securities under a shelf registration statement filed with the SEC and effective on December 13, 2013.

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

Statements elsewhere in this report and below regarding our expectations, projections, beliefs, intentions or strategies are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  While we believe that the statements are accurate, uncertainties about the general economy, our labor relations, our ability to execute our plans on a timely basis and other uncertainties described below could cause actual results to differ materially.  The guidance below includes our expectations for Roundy’s.

•                            We expect net earnings to be $2.19 to $2.28 per diluted share, which is essentially in line with our long-term net earnings per diluted share growth rate of 8% - 11%. Where we fall within the range will be primarily driven by actual fuel margins, which we expect to be at or slightly below the five-year average, with continued volatility. We expect our core business in 2016 to grow in line with our long-term net earnings per diluted share growth rate of 8% – 11%.

•                            We expect identical supermarket sales growth, excluding fuel sales, of 2.5%-3.5% in 2016, reflecting the lower inflationary environment.

•                            We expect full-year FIFO operating margin in 2016, excluding fuel, to expand slightly compared to 2015 results.

•                            We expect capital investments, excluding mergers, acquisitions and purchases of leased facilities, to be $4.1 to $4.4 billion.  These capital investments include approximately 100 major projects covering new stores, expansions and relocations, including 10 Ruler locations; 200 to 220 major remodels; and other investments including minor remodels and technology and infrastructure to support our Customer 1st business strategy.

•                            We expect total supermarket square footage for 2016 to grow approximately 3.0% - 3.5% before mergers, acquisitions and operational closings.

•                            We expect 2016 year-end ROIC to increase slightly compared to the 2015 result.

•                            We expect the 2016 effective tax rate to be approximately 35%, excluding the resolution of certain tax items.

•                            In 2016, we anticipate annualized product cost inflation of 1.0% to 2.0%, excluding fuel, and an annualized LIFO charge of approximately $50 million.  We expect inflation to be lower during the earlier portion of 2016 and to gradually rise during the later portion of 2016.

•                            We expect 2016 Company-sponsored pension plans expense to be approximately $80 million.  We do not expect to make a cash contribution in 2016.

•                            In 2016, we expect to contribute approximately $260 million to multi-employer pension funds.  We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans.  Although these liabilities are not a direct obligation or liability of Kroger, any new agreements that would commit us to fund certain multi-employer plans will be expensed when our commitment is probable and an estimate can be made.

•                            In 2016, we will negotiate agreements with UFCW for store associates in Houston, Indianapolis, Little Rock, Nashville, Portland, Southern California and Fry’s in Arizona. Negotiations this year will be challenging as we must have competitive cost structures in each market while meeting our associates’ needs for solid wages and good quality, affordable health care and retirement benefits.

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

•                            Our ability to achieve sales, earnings and cash flow goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that fuel costs have on consumer spending; volatility of fuel margins; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; and the successful integration of Harris Teeter and Roundy’s.   Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

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

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business. We have assumed economic and competitive situations will not change significantly in 2016.

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

As of January 30, 2016, we maintained two interest rate swap agreements, with an aggregate notional amount totaling $100 million, to manage our exposure to changes in the fair value of our fixed rate debt resulting from interest rate movements by effectively converting a portion of our debt from fixed to variable rates.  These agreements mature in December 2018, and coincide with our scheduled debt maturities.  The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements as an adjustment to interest expense.  These interest rate swap agreements are being accounted for as fair value hedges.

As of January 30, 2016, we maintained 7 forward-starting interest rate swap agreements with maturity dates of August 15, 2027 with an aggregate notional amount totaling $400 million.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  We entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on our forecasted issuances of debt in fiscal year 2017.  The fixed interest rates for these forward-starting interest rate swaps range from 2.54% to 3.00%.  The variable rate component on the forward-starting interest rate swaps is 3 month LIBOR.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of January 30, 2016, the fair value of the interest rate swaps was recorded in other long-term liabilities for $29 million and accumulated other comprehensive income for $17 million net of tax.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines described above.  The guidelines may change as our business needs dictate.

The tables below provide information about our interest rate derivatives classified as fair value hedges and underlying debt portfolio as of January 30, 2016 and January 31, 2015.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, and the average outstanding notional amounts of interest rate derivatives classified as fair value hedges as of January 30, 2016 and January 31, 2015.  Interest rates reflect the weighted average rate for the outstanding instruments.  The variable component of each interest rate derivative and the variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of January 30, 2016 and January 31, 2015.  The Fair Value column includes the fair value of our debt instruments and interest rate derivatives classified as fair value hedges as of January 30, 2016 and January 31, 2015.  See Notes 6, 7 and 8 to the Consolidated Financial Statements.

	January 30, 2016 Expected Year of Maturity
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(in millions)
Debt
Fixed rate	$(768)	$(713)	$(1,300)	$(747)	$(699)	$(5,456)	$(9,683)	$(10,597)
Average interest rate	4.74%	4.78%	4.95%	4.80%	4.80%	4.68%
Variable rate	$(1,550)	$(22)	$(7)	$(27)	$(25)	$(82)	$(1,713)	$(1,747)
Average interest rate	3.71%	1.21%	1.26%	1.06%	0.46%	0.03%

	January 30, 2016						January 30,	January 30,
	Average Notional Amounts Outstanding						2016	2016
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(in millions)
Interest Rate Derivatives Classified as Fair Value Hedges
Fixed to variable	$100	$100	$88	$—	$—	$—	$100	$1
Average pay rate	6.30%	6.64%	6.95%	—	—	—
Average receive rate	6.80%	6.80%	6.80%	—	—	—

	January 31, 2015 Expected Year of Maturity
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(in millions)
Debt
Fixed rate	$(516)	$(776)	$(718)	$(1,008)	$(753)	$(5,260)	$(9,031)	$(10,383)
Average interest rate	4.80%	4.89%	4.97%	5.08%	5.24%	4.91%
Variable rate	$(1,328)	$(523)	$(18)	$—	$(20)	$(106)	$(1,995)	$(1,995)
Average interest rate	1.05%	1.53%	1.51%	—	0.96%	1.27%

	January 31, 2015						January 31,	January 31,
	Average Notional Amounts Outstanding						2015	2015 Fair
	2015	2016	2017	2018	2019	Thereafter	Total	Value
	(in millions)
Interest Rate Derivatives Classified as Fair Value Hedges
Fixed to variable	$100	$100	$100	$88	$—	$—	$100	$—
Average pay rate	6.18%	6.81%	7.22%	7.39%	—	—
Average receive rate	6.80%	6.80%	6.80%	6.80%	—	—

Based on our year-end 2015 variable rate debt levels, a 10 percent change in interest rates would be immaterial.  See Note 7 to the Consolidated Financial Statements for further discussion of derivatives and hedging policies.

Commodity Price Protection

We enter into purchase commitments for various resources, including raw materials utilized in our food production plants and energy to be used in our stores, warehouses, food production plants and administrative offices. We enter into commitments expecting to take delivery of and to utilize those resources in the conduct of normal business. Those commitments for which we expect to utilize or take delivery in a reasonable amount of time in the normal course of business qualify as normal purchases.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

The Kroger Co.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Roundy’s, Inc. from its assessment of internal control over financial reporting as of January 30, 2016 because it was acquired by the Company in a purchase business combination on December 18, 2015.  We have also excluded Roundy’s, Inc. from our audit of internal control over financial reporting.  Roundy’s, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 30, 2016.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 29, 2016

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

	January 30,	January 31,
(In millions, except par values)	2016	2015
ASSETS
Current assets
Cash and temporary cash investments	$277	$268
Store deposits in-transit	923	988
Receivables	1,734	1,266
FIFO inventory	7,440	6,933
LIFO reserve	(1,272)	(1,245)
Prepaid and other current assets	790	701
Total current assets	9,892	8,911

Property, plant and equipment, net	19,619	17,912
Intangibles, net	1,053	757
Goodwill	2,724	2,304
Other assets	609	613

Total Assets	$33,897	$30,497

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$2,370	$1,874
Trade accounts payable	5,728	5,052
Accrued salaries and wages	1,426	1,291
Deferred income taxes	221	287
Other current liabilities	3,226	2,888
Total current liabilities	12,971	11,392

Long-term debt including obligations under capital leases and financing obligations
Face-value of long-term debt including obligations under capital leases and financing obligations	9,708	9,723
Adjustment to reflect fair-value interest rate hedges	1	—
Long-term debt including obligations under capital leases and financing obligations	9,709	9,723

Deferred income taxes	1,752	1,209
Pension and postretirement benefit obligations	1,380	1,463
Other long-term liabilities	1,287	1,268

Total Liabilities	27,099	25,055

Commitments and contingencies (see Note 13)

SHAREHOLDERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2015 and 2014	1,918	1,918
Additional paid-in capital	2,980	2,748
Accumulated other comprehensive loss	(680)	(812)
Accumulated earnings	14,011	12,367
Common stock in treasury, at cost, 951 shares in 2015 and 944 shares in 2014	(11,409)	(10,809)

Total Shareholders’ Equity - The Kroger Co.	6,820	5,412
Noncontrolling interests	(22)	30

Total Equity	6,798	5,442

Total Liabilities and Equity	$33,897	$30,497

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(In millions, except per share amounts)	2015 (52 weeks)	2014 (52 weeks)	2013 (52 weeks)
Sales	$109,830	$108,465	$98,375
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	85,496	85,512	78,138
Operating, general and administrative	17,946	17,161	15,196
Rent	723	707	613
Depreciation and amortization	2,089	1,948	1,703

Operating Profit	3,576	3,137	2,725
Interest expense	482	488	443

Earnings before income tax expense	3,094	2,649	2,282
Income tax expense	1,045	902	751

Net earnings including noncontrolling interests	2,049	1,747	1,531
Net earnings attributable to noncontrolling interests	10	19	12

Net earnings attributable to The Kroger Co.	$2,039	$1,728	$1,519

Net earnings attributable to The Kroger Co. per basic common share	$2.09	$1.74	$1.47

Average number of common shares used in basic calculation	966	981	1,028

Net earnings attributable to The Kroger Co. per diluted common share	$2.06	$1.72	$1.45

Average number of common shares used in diluted calculation	980	993	1,040

Dividends declared per common share	$0.408	$0.350	$0.315

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(In millions)	2015 (52 weeks)	2014 (52 weeks)	2013 (52 weeks)
Net earnings including noncontrolling interests	$2,049	$1,747	$1,531

Other comprehensive income (loss)
Unrealized gain on available for sale securities, net of income tax(1)	3	5	5
Change in pension and other postretirement defined benefit plans, net of income tax(2)	131	(329)	295
Unrealized losses on cash flow hedging activities, net of income tax(3)	(3)	(25)	(12)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	1	1	1

Total other comprehensive income (loss)	132	(348)	289

Comprehensive income	2,181	1,399	1,820
Comprehensive income attributable to noncontrolling interests	10	19	12
Comprehensive income attributable to The Kroger Co.	$2,171	$1,380	$1,808

(1)         Amount is net of tax of $2 in 2015 and $3 in 2014 and 2013.

(2)         Amount is net of tax of $77 in 2015, $(193) in 2014 and $173 in 2013.

(3)         Amount is net of tax of $(2) in 2015, $(14) in 2014 and $(8) in 2013.

(4)         Amount is net of tax of $1 in 2013.

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(In millions)	2015 (52 weeks)	2014 (52 weeks)	2013 (52 weeks)
Cash Flows From Operating Activities:
Net earnings including noncontrolling interests	$2,049	$1,747	$1,531
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,089	1,948	1,703
Asset impairment charge	46	37	39
LIFO charge	28	147	52
Stock-based employee compensation	165	155	107
Expense for Company-sponsored pension plans	103	55	74
Deferred income taxes	317	73	72
Other	54	72	47
Changes in operating assets and liabilities net of effects from mergers of businesses:
Store deposits in-transit	95	(27)	25
Receivables	(59)	(141)	(8)
Inventories	(184)	(147)	(131)
Prepaid and other current assets	(28)	2	(49)
Trade accounts payable	440	135	196
Accrued expenses	191	197	77
Income taxes receivable and payable	(359)	(68)	(47)
Contribution to Company-sponsored pension plans	(5)	—	(100)
Other	(109)	(22)	(15)

Net cash provided by operating activities	4,833	4,163	3,573

Cash Flows From Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(3,349)	(2,831)	(2,330)
Proceeds from sale of assets	45	37	24
Payments for mergers	(168)	(252)	(2,344)
Other	(98)	(14)	(121)

Net cash used by investing activities	(3,570)	(3,060)	(4,771)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	1,181	576	3,548
Payments on long-term debt	(1,245)	(375)	(1,060)
Net (payments) borrowings on commercial paper	(285)	25	(395)
Dividends paid	(385)	(338)	(319)
Excess tax benefits on stock based awards	97	52	32
Proceeds from issuance of capital stock	120	110	196
Treasury stock purchases	(703)	(1,283)	(609)
Investment in the remaining equity of a noncontrolling interest	(26)	—	—
Other	(8)	(3)	(32)

Net cash provided (used) by financing activities	(1,254)	(1,236)	1,361

Net increase (decrease) in cash and temporary cash investments	9	(133)	163

Cash and temporary cash investments:
Beginning of year	268	401	238
End of year	$277	$268	$401

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(3,349)	$(2,831)	$(2,330)
Payments for lease buyouts	35	135	108
Changes in construction-in-progress payables	(35)	(56)	(83)
Total capital investments, excluding lease buyouts	$(3,349)	$(2,752)	$(2,305)

Disclosure of cash flow information:
Cash paid during the year for interest	$474	$477	$401
Cash paid during the year for income taxes	$1,001	$941	$679

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at February 2, 2013	1,918	$1,918	$2,492	890	$(9,237)	$(753)	$9,787	$7	$4,214
Issuance of common stock:
Stock options exercised	—	—	—	(18)	196	—	—	—	196
Restricted stock issued	—	—	(60)	(5)	26	—	—	—	(34)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	18	(338)	—	—	—	(338)
Stock options exchanged	—	—	—	17	(271)	—	—	—	(271)
Share-based employee compensation	—	—	107	—	—	—	—	—	107
Other comprehensive gain net of income tax of $168	—	—	—	—	—	289	—	—	289
Other	—	—	51	—	(17)	—	—	(8)	26
Cash dividends declared ($0.315 per common share)	—	—	—	—	—	—	(325)	—	(325)
Net earnings including non-controlling interests	—	—	—	—	—	—	1,519	12	1,531

Balances at February 1, 2014	1,918	$1,918	$2,590	902	$(9,641)	$(464)	$10,981	$11	$5,395
Issuance of common stock:
Stock options exercised	—	—	—	(10)	110	—	—	—	110
Restricted stock issued	—	—	(91)	(5)	40	—	—	—	(51)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	51	(1,129)	—	—	—	(1,129)
Stock options exchanged	—	—	—	6	(154)	—	—	—	(154)
Share-based employee compensation	—	—	155	—	—	—	—	—	155
Other comprehensive loss net of income tax of ($204)	—	—	—	—	—	(348)	—	—	(348)
Other	—	—	94	—	(35)	—	—	—	59
Cash dividends declared ($0.350 per common share)	—	—	—	—	—	—	(342)	—	(342)
Net earnings including non-controlling interests	—	—	—	—	—	—	1,728	19	1,747

Balances at January 31, 2015	1,918	$1,918	$2,748	944	$(10,809)	$(812)	$12,367	$30	$5,442
Issuance of common stock:
Stock options exercised	—	—	—	(9)	120	—	—	—	120
Restricted stock issued	—	—	(122)	(5)	37	—	—	—	(85)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	14	(500)	—	—	—	(500)
Stock options exchanged	—	—	—	7	(203)	—	—	—	(203)
Share-based employee compensation	—	—	165	—	—	—	—	—	165
Other comprehensive gain net of income tax of $77	—	—	—	—	—	132	—	—	132
Investment in the remaining equity of a non-controlling interest	—	—	26	—	—	—	—	(57)	(31)
Other	—	—	163	—	(54)	—	—	(5)	104
Cash dividends declared ($0.408 per common share)	—	—	—	—	—	—	(395)	—	(395)
Net earnings including non-controlling interests	—	—	—	—	—	—	2,039	10	2,049

Balances at January 30, 2016	1,918	$1,918	$2,980	951	$(11,409)	$(680)	$14,011	$(22)	$6,798

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

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of January 30, 2016, the Company was one of the largest retailers in the nation based on annual sales.  The Company also manufactures and processes food for sale by its supermarkets.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and the variable interest entities in which the Company is the primary beneficiary.  Significant intercompany transactions and balances have been eliminated.

On June 25, 2015, the Company’s Board of Directors approved a two-for-one stock split of The Kroger Co.’s common shares in the form of a 100% stock dividend, which was effective July 13, 2015.  All share and per share amounts in the Company’s Consolidated Financial Statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

Refer to Note 17 for an additional change to the Consolidated Balance Sheets for a recently adopted accounting standard regarding the presentation of debt issuance costs.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 52-week periods ended January 30, 2016, January 31, 2015 and February 1, 2014.

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

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 95% of inventories in 2015 and 2014 were valued using the LIFO method.  Cost for the balance of the inventories, including substantially all fuel inventories, was determined using the first-in, first-out (“FIFO”) method.  Replacement cost was higher than the carrying amount by $1,272 at January 30, 2016 and $1,245 at January 31, 2015.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost or, in the case of assets acquired in a business combination, at fair value.  Depreciation and amortization expense, which includes the depreciation of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets.  Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years.  Leasehold improvements are amortized over the shorter of the lease term to which they relate, which generally varies from four to 25 years, or the useful life of the asset.  Food production plant and distribution center equipment is depreciated over lives varying from three to 15 years.  Information technology assets are generally depreciated over five years.  Depreciation and amortization expense was $2,089 in 2015, $1,948 in 2014 and $1,703 in 2013.

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

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of a triggering event.  The Company performs reviews of each of its operating divisions and variable interest entities (collectively, “reporting units”) that have goodwill balances.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a reporting unit for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  If potential for impairment is identified, the fair value of a reporting unit is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill.  Goodwill impairment is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value.  Results of the goodwill impairment reviews performed during 2015, 2014 and 2013 are summarized in Note 3.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value.  Fair value is based on current market values or discounted future cash flows.  The Company records impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  The Company recorded asset impairments in the normal course of business totaling $46, $37 and $39 in 2015, 2014 and 2013, respectively.  Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

Commodity Price Protection

The Company enters into purchase commitments for various resources, including raw materials utilized in its food production plants and energy to be used in its stores, food production plants and administrative offices.  The Company enters into commitments expecting to take delivery of and to utilize those resources in the conduct of the normal course of business.  The Company’s current program relative to commodity price protection and the methods by which the Company accounts for its purchase commitments are described in Note 7.

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

The Company also participates in various multi-employer plans for substantially all union employees.  Pension expense for these plans is recognized as contributions are funded.  Refer to Note 16 for additional information regarding the Company’s participation in these various multi-employer plans.

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

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 30, 2016, the Internal Revenue Service had concluded its examination of the Company’s 2010 and 2011 federal tax returns.  Tax years 2012 and 2013 remain under examination.

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

The following table summarizes the changes in the Company’s self-insurance liability through January 30, 2016.

	2015	2014	2013
Beginning balance	$599	$569	$537
Expense	234	246	220
Claim payments	(225)	(216)	(215)
Assumed from Roundy’s or Harris Teeter	31	—	27
Ending balance	639	599	569
Less: Current portion	(223)	(213)	(224)
Long-term portion	$416	$386	$345

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

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale.  Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold.  Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons.  The Company records a receivable from the vendor for the difference in sales price and cash received.  Pharmacy sales are recorded when product is provided to the customer.  Sales taxes are recorded as other accrued liabilities and not as a component of sales.  The Company does not recognize a sale when it sells its own gift cards and gift certificates.  Rather, it records a deferred liability equal to the amount received.  A sale is then recognized when the gift card or gift certificate is redeemed to purchase the Company’s products.  Gift card and certificate breakage is recognized when redemption is deemed remote and there is no legal obligation to remit the value of the unredeemed gift card.  The amount of breakage has not been material for 2015, 2014 and 2013.

Merchandise Costs

The “Merchandise costs” line item of the Consolidated Statements of Operations includes product costs, net of discounts and allowances; advertising costs (see separate discussion below); inbound freight charges; warehousing costs, including receiving and inspection costs; transportation costs; and food production and operational costs.  Warehousing, transportation and manufacturing management salaries are also included in the “Merchandise costs” line item; however, purchasing management salaries and administration costs are included in the “Operating, general and administrative” line item along with most of the Company’s other managerial and administrative costs.  Rent expense and depreciation and amortization expense are shown separately in the Consolidated Statements of Operations.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s pre-tax advertising costs totaled $679 in 2015, $648 in 2014 and $587 in 2013.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments.

Segments

The Company operates retail food and drug stores, multi-department stores, jewelry stores, and convenience stores throughout the United States.  The Company’s retail operations, which represent over 99% of the Company’s consolidated sales and EBITDA, are its only reportable segment.  The Company’s retail operating divisions have been aggregated into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance.  In addition, the Company’s operating divisions offer to its customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of the Company’s merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location.  The Company’s operating divisions reflect the manner in which the business is managed and how the Company’s Chief Executive Officer, who acts as the Company’s chief operating decision maker, assess performance internally.  All of the Company’s operations are domestic.

The following table presents sales revenue by type of product for 2015, 2014 and 2013.

	2015		2014		2013
	Amount	% of total	Amount	% of total	Amount	% of total
Non Perishable(1)	$57,187	52.1%	$54,392	50.1%	$49,229	50.0%
Perishable(2)	25,726	23.4%	24,178	22.3%	20,625	21.0%
Fuel	14,802	13.5%	18,850	17.4%	18,962	19.3%
Pharmacy	9,778	8.9%	9,032	8.3%	8,073	8.2%
Other(3)	2,337	2.1%	2,013	1.9%	1,486	1.5%

Total Sales and other revenue	$109,830	100.0%	$108,465	100.0%	$98,375	100.0%

(1)         Consists primarily of grocery, general merchandise, health and beauty care and natural foods.

(2)         Consists primarily of produce, floral, meat, seafood, deli, bakery and fresh prepared.

(3)         Consists primarily of sales related to jewelry stores, food production plants to outside customers, variable interest entities, a specialty pharmacy, in-store health clinics and online sales by Vitacost.com.

2.              MERGERS

On December 18, 2015, the Company closed its merger with Roundy’s by purchasing 100% of Roundy’s outstanding common stock for $3.60 per share and assuming Roundy’s outstanding debt, for a purchase price of $866.  The merger brings a complementary store base in communities throughout Wisconsin and a stronger presence in the greater Chicagoland area.  The merger was accounted for under the purchase method of accounting and was financed through a combination of commercial paper and long-term debt (see Note 6).  In a business combination, the purchase price is allocated to assets acquired and liabilities assumed based on their fair values, with any excess of purchase price over fair value recognized as goodwill. In addition to recognizing the assets and liabilities on the acquired company’s balance sheet, the Company reviews supply contracts, leases, financial instruments, employment agreements and other significant agreements to identify potential assets or liabilities that require recognition in connection with the application of acquisition accounting under Accounting Standards Codification (“ASC”) 805. Intangible assets are recognized apart from goodwill when the asset arises from contractual or other legal rights, or are separable from the acquired entity such that they may be sold, transferred, licensed, rented or exchanged either on a standalone basis or in combination with a related contract, asset or liability.

Pending finalization of the Company’s valuation and other items, the following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as part of the merger with Roundy’s:

December 18,
2015
ASSETS
Cash and temporary cash investments	$20
Store deposits in-transit	30
Receivables	43
FIFO inventory	323
Prepaid and other current assets	19
Total current assets	435

Property, plant and equipment	342
Intangibles	324
Other assets	4

Total Assets, excluding Goodwill	1,105

LIABILITIES
Current portion of obligations under capital leases and financing obligations	(9)
Trade accounts payable	(236)
Accrued salaries and wages	(40)
Other current liabilities	(89)
Total current liabilities	(374)

Fair-value of long-term debt	(678)
Fair-value of long-term obligations under capital leases and financing obligations	(20)
Deferred income taxes	(112)
Pension and postretirement benefit obligations	(36)
Other long-term liabilities	(111)

Total Liabilities	(1,331)

Total Identifiable Net Liabilities	(226)
Goodwill	414
Total Purchase Price	$188

Of the $324 allocated to intangible assets, $211 relates to the Mariano’s, Pick ‘n Save, Metro Market and Copps trade names, to which we assigned an indefinite life and, therefore, will not be amortized.  The Company also recorded $69, $38, and $6 related to favorable leasehold interests, pharmacy prescription files and customer lists, respectively.  The Company will amortize the favorable leasehold interests over a weighted average of twelve years.  The Company will amortize the pharmacy prescription files and customer lists over seven and two years, respectively.  The goodwill recorded as part of the merger was attributable to the assembled workforce of Roundy’s and operational synergies expected from the merger, as well as any intangible assets that do not qualify for separate recognition.  The transaction was treated as a stock purchase for income tax purposes.  The assets acquired and liabilities assumed as part of the merger did not result in a step up of the tax basis and goodwill is not expected to be deductible for tax purposes.  The above amounts represent the preliminary allocation of the purchase price, and are subject to revision when the resulting valuations of property and intangible assets are finalized, which will occur prior to December 18, 2016.  Due to the timing of the merger closing late in the year, the revenue and earnings of Roundy’s in 2015 were not material.

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

The Company’s purchase price allocation was finalized in the second quarter of 2015. The changes in the fair values assumed from the preliminary amounts were not material.  The table below summarizes the final fair values of the assets acquired and liabilities assumed:

August 18,
2014
ASSETS
Total current assets	$80

Property, plant and equipment	28
Intangibles	81

Total Assets, excluding Goodwill	189

LIABILITIES
Total current liabilities	(56)

Deferred income taxes	(6)

Total Liabilities	(62)

Total Identifiable Net Assets	127
Goodwill	160
Total Purchase Price	$287

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

Pro forma results of operations, assuming the Harris Teeter Supermarkets, Inc. (“Harris Teeter”) merger had taken place at the beginning of 2012, the Vitacost.com merger had taken place at the beginning of 2013 and the Roundy’s transaction had taken place at the beginning of 2014, are included in the following table.  The pro forma information includes historical results of operations of Harris Teeter, Vitacost.com and Roundy’s, as well as adjustments for interest expense that would have been incurred due to financing the mergers, depreciation and amortization of the assets acquired and excludes the pre-merger transaction related expenses incurred by

Harris Teeter, Vitacost.com, Roundy’s and the Company.  The pro forma information does not include efficiencies, cost reductions, synergies or investments in lower prices for our customers expected to result from the mergers.  The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the Harris Teeter merger been completed at the beginning of 2012, the Vitacost.com merger completed at the beginning of 2013 or the Roundy’s merger completed at the beginning of 2014.

	Fiscal year ended January 30, 2016	Fiscal year ended January 31, 2015	Fiscal year ended February 1, 2014
Sales	$113,308	$112,458	$103,584
Net earnings including noncontrolling interests	2,061	1,751	1,624
Net earnings attributable to noncontrolling interests	10	19	12

Net earnings attributable to The Kroger Co.	$2,051	$1,732	$1,612

3.              GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s net goodwill balance through January 30, 2016.

	2015	2014
Balance beginning of year
Goodwill	$4,836	$4,667
Accumulated impairment losses	(2,532)	(2,532)
	2,304	2,135

Activity during the year
Mergers	420	169

Balance end of year
Goodwill	5,256	4,836
Accumulated impairment losses	(2,532)	(2,532)
	$2,724	$2,304

In 2015, the Company acquired all the outstanding shares of Roundy’s, a supermarket retailer in the Wisconsin and Chicagoland markets, resulting in additional goodwill totaling $414.  Roundy’s is accounted for as a single reporting unit.

In 2014, the Company acquired all the outstanding shares of Vitacost.com, an online retailer, resulting in additional goodwill of $160.

See Note 2 for additional information regarding the Roundy’s and Vitacost.com mergers.

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The annual evaluations of goodwill and indefinite-lived intangible assets were performed during the fourth quarter of 2015, 2014 and 2013 did not result in impairment.

Based on current and future expected cash flows, the Company believes goodwill impairments are not reasonably likely.  A 10% reduction in fair value of the Company’s reporting units would not indicate a potential for impairment of the Company’s remaining goodwill balance.

In 2015, the Company acquired definite and indefinite lived intangible assets totaling approximately $324 as a result of the merger with Roundy’s.

In 2014, the Company acquired definite and indefinite lived intangible assets totaling approximately $81 as a result of the merger with Vitacost.com.

The following table summarizes the Company’s intangible assets balance through January 30, 2016.

	2015		2014
	Gross carrying amount	Accumulated amortization(1)	Gross carrying amount	Accumulated amortization(1)
Definite-lived favorable leasehold interests	$169	$(31)	$101	$(26)
Definite-lived pharmacy prescription files	127	(40)	98	(41)
Definite-lived customer relationships	93	(39)	87	(17)
Definite-lived other	78	(23)	74	(13)
Indefinite-lived trade name	641	—	430	—
Indefinite-lived liquor licenses	78	—	64	—

Total	$1,186	$(133)	$854	$(97)

(1)         Favorable leasehold interests are amortized to rent expense, pharmacy prescription files are amortized to merchandise costs, customer relationships are amortized to depreciation and amortization expense and other intangibles are amortized to operating, general and administrative (“OG&A”) expense and depreciation and amortization expense.

Amortization expense associated with intangible assets totaled approximately $51, $41 and $18, during fiscal years 2015, 2014 and 2013, respectively. Future amortization expense associated with the net carrying amount of definite-lived intangible assets for the years subsequent to 2015 is estimated to be approximately:

2016	$57
2017	48
2018	42
2019	40
2020	35
Thereafter	112

Total future estimated amortization associated with definite-lived intangible assets	$334

4.              PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2015	2014
Land	$2,997	$2,819
Buildings and land improvements	10,524	9,639
Equipment	12,520	11,587
Leasehold improvements	8,710	8,068
Construction-in-progress	2,115	1,690
Leased property under capital leases and financing obligations	801	737

Total property, plant and equipment	37,667	34,540
Accumulated depreciation and amortization	(18,048)	(16,628)

Property, plant and equipment, net	$19,619	$17,912

Accumulated depreciation and amortization for leased property under capital leases was $293 at January 30, 2016 and $332 at January 31, 2015.

Approximately $264 and $260, net book value, of property, plant and equipment collateralized certain mortgages at January 30, 2016 and January 31, 2015, respectively.

5.              TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2015	2014	2013
Federal
Current	$723	$847	$638
Deferred	266	(15)	81

Subtotal federal	989	832	719
State and local
Current	37	59	42
Deferred	19	11	(10)

Subtotal state and local	56	70	32

Total	$1,045	$902	$751

A reconciliation of the statutory federal rate and the effective rate follows:

	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.2%	1.7%	0.9%
Credits	(1.2)%	(1.2)%	(1.3)%
Favorable resolution of issues	(0.2)%	(0.4)%	—%
Domestic manufacturing deduction	(0.7)%	(0.7)%	(1.1)%
Other changes, net	(0.3)%	(0.3)%	(0.6)%

	33.8%	34.1%	32.9%

The 2015 effective tax rate differed from the federal statutory rate primarily as a result of the utilization of tax credits, the Domestic Manufacturing Deduction and other changes, partially offset by the effect of state income taxes. The 2015 rate for state income taxes is lower than 2014 due to the filing of amended returns to claim additional benefits in years still under review, the favorable resolution of state issues and an increase in state credits. The 2013 rate for state income taxes is lower than 2015 and 2014 due to an increase in state credits, including the benefit from filing amended returns to claim additional credits. The 2013 benefit from the Domestic Manufacturing Deduction is greater than 2015 and 2014 due to the amendment of prior years’ tax returns to claim the additional benefit available in years still under review by the Internal Revenue Service.

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2015	2014
Current deferred tax assets:
Net operating loss and credit carryforwards	$10	$5
Compensation related costs	83	88
Other	61	14

Subtotal	154	107
Valuation allowance	(9)	(7)

Total current deferred tax assets	145	100

Current deferred tax liabilities:
Insurance related costs	(56)	(99)
Inventory related costs	(310)	(288)

Total current deferred tax liabilities	(366)	(387)

Current deferred taxes	$(221)	$(287)

Long-term deferred tax assets:
Compensation related costs	$709	$721
Lease accounting	106	129
Closed store reserves	57	50
Insurance related costs	29	77
Net operating loss and credit carryforwards	128	115
Other	17	2

Subtotal	1,046	1,094
Valuation allowance	(43)	(42)

Total long-term deferred tax assets	1,003	1,052

Long-term deferred tax liabilities:
Depreciation and amortization	(2,755)	(2,261)

Total long-term deferred tax liabilities	(2,755)	(2,261)

Long-term deferred taxes	$(1,752)	$(1,209)

On November 19, 2015, the Internal Revenue Service issued implementation guidance for retailers with respect to recently issued tangible property regulations.  The adoption of this guidance resulted in the immediate deduction of qualifying costs related to current and prior year store remodels, resulting in an increase in long-term deferred tax liability and current income tax receivable.  The adoption of this guidance, along with the impact of the Roundy’s merger, resulted in the increase in the deferred tax liability related to depreciation and amortization from January 31, 2015 to January 30, 2016.

At January 30, 2016, the Company had net operating loss carryforwards for state income tax purposes of $1,460.  These net operating loss carryforwards expire from 2016 through 2036.  The utilization of certain of the Company’s state net operating loss carryforwards may be limited in a given year.  Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state net operating losses.

At January 30, 2016, the Company had state credit carryforwards of $65, most of which expire from 2016 through 2027.  The utilization of certain of the Company’s credits may be limited in a given year. Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state credits.

At January 30, 2016, the Company had federal net operating loss carryforwards of $62. These net operating loss carryforwards expire from 2030 through 2034. The utilization of certain of the Company’s federal net operating loss carryforwards may be limited in a given year. Further, based on the analysis described below, the Company has not recorded a valuation allowance against the deferred tax assets resulting from its federal net operating losses.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including positions impacting only the timing of tax benefits, is as follows:

	2015	2014	2013
Beginning balance	$246	$325	$299
Additions based on tax positions related to the current year	11	17	23
Reductions based on tax positions related to the current year	(11)	(6)	(10)
Additions for tax positions of prior years	4	9	17
Reductions for tax positions of prior years	(27)	(36)	(4)
Settlements	(17)	(63)	—
Lapse of statute	(2)	—	—
Ending balance	$204	$246	$325

The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

As of January 30, 2016, January 31, 2015 and February 1, 2014, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $83, $90 and $98, respectively.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense.  During the years ended January 30, 2016, January 31, 2015 and February 1, 2014, the Company recognized approximately $(5), $3 and $10, respectively, in interest and penalties (recoveries).  The Company had accrued approximately $25, $30 and $41 for the payment of interest and penalties as of January 30, 2016, January 31, 2015 and February 1, 2014, respectively.

As of January 31, 2015, the Internal Revenue Service had concluded its examination of our 2010 and 2011 federal tax returns and is currently auditing tax years 2012 and 2013. The 2012 and 2013 audits are expected to be completed in 2016.

6.    DEBT OBLIGATIONS

Long-term debt consists of:

	2015	2014
0.76% to 8.00% Senior notes due through 2043	$9,826	$9,224
5.00% to 12.75% Mortgages due in varying amounts through 2027	58	73
0.27% to 0.66% Commercial paper due through February 2016	990	1,275
Other	522	454

Total debt	11,396	11,026
Less current portion	(2,318)	(1,844)

Total long-term debt	$9,078	$9,182

In 2015, the Company issued $500 of senior notes due in fiscal year 2026 bearing an interest rate of 3.50%, $300 of senior notes due in fiscal year 2021 bearing an interest rate of 2.60% and $300 of senior notes due in fiscal year 2019 bearing an interest rate of 2.00%, and repaid $500 of senior notes bearing an interest rate of 3.90% upon maturity.  Due to the merger with Roundy’s, the Company assumed $678 of term loans, which were entirely paid off following the merger.

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

As of January 30, 2016, the Company had $990 of borrowings of commercial paper, with a weighted average interest rate of 0.66%, and no borrowings under its Credit Agreement.  As of January 31, 2015, the Company had $1,275 of borrowings of commercial paper, with a weighted average interest rate of 0.37%, and no borrowings under its Credit Agreement.

As of January 30, 2016, the Company had outstanding letters of credit in the amount of $244, of which $13 reduces funds available under the Company’s Credit Agreement.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

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

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2015, and for the years subsequent to 2015 are:

2016	$2,318
2017	735
2018	1,307
2019	774
2020	724
Thereafter	5,538

Total debt	$11,396

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

Fair Value Interest Rate Swaps

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of January 30, 2016 and January 31, 2015.

	2015		2014
	Pay Floating	Pay Fixed	Pay Floating	Pay Fixed
Notional amount	$100	$—	$100	$—
Number of contracts	2	—	2	—
Duration in years	2.92	—	3.94	—
Average variable rate	6.00%	—	5.83%	—
Average fixed rate	6.80%	—	6.80%	—
Maturity	December 2018		December 2018

The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk is recognized in current earnings as “Interest expense.”  These gains and losses for 2015 and 2014 were as follows:

	Year-To-Date
	January 30, 2016		January 31, 2015
Consolidated Statements of Operations Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest Expense	$1	$(1)	$2	$(2)

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
Derivatives Designated as Fair Value Hedging Instruments	January 30, 2016	January 31, 2015	Balance Sheet Location
Interest Rate Hedges	$1	$—	(Other long-term liabilities)/Other assets

Cash Flow Forward-Starting Interest Rate Swaps

As of January 30, 2016, the Company had seven forward-starting interest rate swap agreements with maturity dates of August 2017 with an aggregate notional amount totaling $400.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuance of debt in August 2017.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of January 30, 2016, the fair value of the interest rate swaps was recorded in other long-term liabilities for $27 and accumulated other comprehensive loss for $17 net of tax.

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

During 2015, the Company terminated eight forward-starting interest rate swap agreements with maturity dates of October 2015 and January 2016 with an aggregate notional amount totaling $600.  Four of these forward-starting interest rate swap agreements, with an aggregate notional amount totaling $300, were entered into and terminated in 2015.  These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt issued in 2015.  As discussed in Note 6, the Company issued $1,100 of senior notes in 2015.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $17, $11 net of tax, has been deferred in AOCI and will be amortized to earnings as the interest payments are made.

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for 2015 and 2014:

	Year-To-Date
Derivatives in Cash Flow Hedging	Amount of Gain/(Loss) in AOCI on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Reclassified into Income
Relationships	2015	2014	2015	2014	(Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(51)	$(49)	$(1)	$(1)	Interest expense

*The amounts of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges that were terminated prior to end of 2015.

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

Collateral is generally not required of the counterparties or of the Company under these master netting agreements. As of January 30, 2016 and January 31, 2015, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of these master netting agreements on the Company’s derivative balances upon an event of default or termination event is as follows as of January 30, 2016 and January 31, 2015:

			Net Amount	Gross Amounts Not Offset in the Balance Sheet
January 30, 2016	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Assets
Fair Value Interest Rate Swaps	1	—	1	—	—	1

Liabilities
Cash Flow Forward-Starting Interest Rate Swaps	$27	$—	$27	$—	$—	$27

			Net Amount	Gross Amounts Not Offset in the Balance Sheet
January 31, 2015	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Liabilities
Cash Flow Forward-Starting Interest Rate Swaps	$39	$—	$39	$—	$—	$39

Commodity Price Protection

The Company enters into purchase commitments for various resources, including raw materials utilized in its food production plants and energy to be used in its stores, warehouses, food production plants and administrative offices.  The Company enters into commitments expecting to take delivery of and to utilize those resources in the conduct of normal business.  Those commitments for which the Company expects to utilize or take delivery in a reasonable amount of time in the normal course of business qualify as normal purchases and normal sales.

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at January 30, 2016 and January 31, 2015:

January 30, 2016 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities	$48	$—	$—	$48
Available-for-Sale Securities	41	—	—	41
Long-Lived Assets	—	—	7	7
Interest Rate Hedges	—	(26)	—	(26)
Total	$89	$(26)	$7	$70

January 31, 2015 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities	$47	$—	$—	$47
Available-for-Sale Securities	36	—	—	36
Warrants	—	26	—	26
Long-Lived Assets	—	—	22	22
Interest Rate Hedges	—	(39)	—	(39)
Total	$83	$(13)	$22	$92

In 2015 and 2014, unrealized gains on the Level 1 available-for-sale securities totaled $5 and $8, respectively.

The Company values warrants using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model is classified as a Level 2 input.

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, long-lived assets and in the valuation of store lease exit costs.  The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 3 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 for further discussion of the Company’s policies and recorded amounts for impairments of long-lived assets and valuation of store lease exit costs.  In 2015, long-lived assets with a carrying amount of $53 were written down to their fair value of $7, resulting in an impairment charge of $46.  In 2014, long-lived assets with a carrying amount of $59 were written down to their fair value of $22, resulting in an impairment charge of $37.

Mergers are accounted for using the acquisition method of accounting, which requires that the purchase price paid for an acquisition be allocated to the assets and liabilities acquired based on their estimated fair values as of the effective date of the acquisition, with the excess of the purchase price over the net assets being recorded as goodwill.  See Note 2 for further discussion related to accounting for mergers.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at respective year-ends.  At January 30, 2016, the fair value of total debt was $12,344 compared to a carrying value of $11,396.  At January 31, 2015, the fair value of total debt was $12,378 compared to a carrying value of $11,026.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Other Assets

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At January 30, 2016 and January 31, 2015, the carrying and fair value of long-term investments for which fair value is determinable was $128 and $133, respectively.  At January 30, 2016 and January 31, 2015, the carrying value of notes receivable for which fair value is determinable was $145 and $98, respectively.

9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the years ended January 31, 2015 and January 30, 2016:

	Cash Flow Hedging Activities(1)	Available for sale Securities(1)	Pension and Postretirement Defined Benefit Plans(1)	Total(1)
Balance at February 1, 2014	$(25)	$12	$(451)	$(464)
OCI before reclassifications(2)	(25)	5	(351)	(371)
Amounts reclassified out of AOCI(3)	1	—	22	23
Net current-period OCI	(24)	5	(329)	(348)

Balance at January 31, 2015	(49)	17	(780)	(812)
OCI before reclassifications(2)	(3)	3	78	78
Amounts reclassified out of AOCI(3)	1	—	53	54
Net current-period OCI	(2)	3	131	132

Balance at January 30, 2016	$(51)	$20	$(649)	$(680)

(1)         All amounts are net of tax.

(2)         Net of tax of $(14), $3 and $(206) for cash flow hedging activities, available for sale securities and pension and postretirement defined benefit plans, respectively, as of January 31, 2015.  Net of tax of $(2), $2 and $45 for cash flow hedging activities, available for sale securities and pension and postretirement defined benefit plans, respectively, as of January 30, 2016.

(3)         Net of tax of $13 for pension and postretirement defined benefit plans, as of January 31, 2015.  Net of tax of $32 for pension and postretirement defined benefit plans as of January 30, 2016.

The following table represents the items reclassified out of AOCI and the related tax effects for the years ended January 30, 2016, January 31, 2015 and February 1, 2014:

	For the year ended	For the year ended	For the year ended
	January 30, 2016	January 31, 2015	February 1, 2014
Gains on cash flow hedging activities
Amortization of unrealized gains and losses on cash flow hedging activities(1)	$1	$1	$2
Tax expense	—	—	(1)
Net of tax	1	1	1

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(2)	85	35	98
Tax expense	(32)	(13)	(36)
Net of tax	53	22	62
Total reclassifications, net of tax	$54	$23	$63

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

Rent expense (under operating leases) consists of:

	2015	2014	2013
Minimum rentals	$807	$795	$706
Contingent payments	18	16	13
Tenant income	(102)	(104)	(106)

Total rent expense	$723	$707	$613

Minimum annual rentals and payments under capital leases and lease-financed transactions for the five years subsequent to 2015 and in the aggregate are:

	Capital Leases	Operating Leases	Lease- Financed Transactions
2016	$103	$967	$7
2017	72	922	7
2018	62	853	8
2019	57	774	8
2020	52	674	9
Thereafter	527	4,199	63

Total	$873	$8,389	$102

Less estimated executory costs included in capital leases	—

Net minimum lease payments under capital leases	873
Less amount representing interest	293

Present value of net minimum lease payments under capital leases	$580

Total future minimum rentals under noncancellable subleases at January 30, 2016 were $261.

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

	For the year ended January 30, 2016			For the year ended January 31, 2015			For the year ended February 1, 2014
(in millions, except per share amounts)	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Earnings (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$2,021	966	$2.09	$1,711	981	$1.74	$1,507	1,028	$1.47
Dilutive effect of stock options		14			12			12

Net earnings attributable to The Kroger Co. per diluted common share	$2,021	980	$2.06	$1,711	993	$1.72	$1,507	1,040	$1.45

The Company had combined undistributed and distributed earnings to participating securities totaling $18, $17 and $12 in 2015, 2014 and 2013, respectively.

The Company had options outstanding for approximately 1.9 million, 4.6 million and 4.7 million, respectively, for the years ended January 30, 2016, January 31, 2015 and February 1, 2014, which were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per diluted share.

12.       STOCK OPTION PLANS

The Company grants options for common shares (“stock options”) to employees under various plans at an option price equal to the fair market value of the stock at the date of grant.  The Company accounts for stock options under the fair value recognition provisions.  Under this method, the Company recognizes compensation expense for all share-based payments granted.  The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  Equity awards may be made at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings.  The 2015 primary grant was made in conjunction with the June meeting of the Company’s Board of Directors. Certain changes to the stock option compensation strategy were put into effect in 2015, which resulted in a reduction to the number of stock options granted in 2015, compared to 2014 and 2013.

Stock options typically expire 10 years from the date of grant.  Stock options vest between one and five years from the date of grant.  At January 30, 2016, approximately 37 million common shares were available for future option grants under these plans.

In addition to the stock options described above, the Company awards restricted stock to employees and non-employee directors under various plans.  The restrictions on these awards generally lapse between one and five years from the date of the awards.  The Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying shares on the grant date of the award, over the period the awards lapse.  As of January 30, 2016, approximately 21 million common shares were available under the 2008, 2011 and 2014 Long-Term Incentive Plans (the “Plans”) for future restricted stock awards or shares issued to the extent performance criteria are achieved.  The Company has the ability to convert shares available for stock options under the Plans to shares available for restricted stock awards.  Under the Plans, four shares available for option awards can be converted into one share available for restricted stock awards.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares subject to option (in millions)	Weighted- average exercise price
Outstanding, year-end 2012	53.0	$11.30
Granted	8.4	$18.84
Exercised	(17.7)	$11.11
Canceled or Expired	(0.4)	$12.74

Outstanding, year-end 2013	43.3	$12.83
Granted	8.4	$24.71
Exercised	(10.3)	$11.56
Canceled or Expired	(0.6)	$15.56

Outstanding, year-end 2014	40.8	$15.56
Granted	3.4	$38.40
Exercised	(8.9)	$13.54
Canceled or Expired	(0.4)	$19.98

Outstanding, year-end 2015	34.9	$18.26

A summary of options outstanding, exercisable and expected to vest at January 30, 2016 follows:

	Number of shares	Weighted- average remaining contractual life	Weighted- average exercise price	Aggregate intrinsic value
	(in millions)	(in years)		(in millions)
Options Outstanding	34.9	6.20	$18.26	719
Options Exercisable	21.4	5.05	$14.24	526
Options Expected to Vest	13.2	8.02	$24.53	189

Restricted stock

Changes in restricted stock outstanding under the restricted stock plans are summarized below:

	Restricted shares outstanding (in millions)	Weighted-average grant-date fair value
Outstanding, year-end 2012	8.6	$11.34
Granted	6.3	$18.84
Lapsed	(5.1)	$11.49
Canceled or Expired	(0.2)	$13.66

Outstanding, year-end 2013	9.6	$16.16
Granted	6.1	$24.76
Lapsed	(5.2)	$16.52
Canceled or Expired	(0.3)	$18.67

Outstanding, year-end 2014	10.2	$21.04
Granted	3.2	$38.34
Lapsed	(5.4)	$21.49
Canceled or Expired	(0.4)	$22.80

Outstanding, year-end 2015	7.6	$28.01

The weighted-average grant date fair value of stock options granted during 2015, 2014 and 2013 was $9.78, $5.98 and $4.49, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s share price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.  The increase in the fair value of the stock options granted during 2015, compared to 2014, resulted primarily from an increase in the Company’s share price, which decreased the expected dividend yield.  The increase in the fair value of the stock options granted during 2014, compared to 2013, resulted primarily from an increase in the Company’s share price, which decreased the expected dividend yield, and an increase in the weighted average risk-free interest rate.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2015	2014	2013
Weighted average expected volatility	24.07%	25.29%	26.34%
Weighted average risk-free interest rate	2.12%	2.06%	1.87%
Expected dividend yield	1.20%	1.51%	1.82%
Expected term (based on historical results)	7.2 years	6.6 years	6.8 years

The weighted-average risk-free interest rate was based on the yield of a treasury note as of the grant date, continuously compounded, which matures at a date that approximates the expected term of the options.  The dividend yield was based on our history and expectation of dividend payouts.  Expected volatility was determined based upon historical stock volatilities; however, implied volatility was also considered.  Expected term was determined based upon historical exercise and cancellation experience.

Total stock compensation recognized in 2015, 2014 and 2013 was $165, $155 and $107, respectively.  Stock option compensation recognized in 2015, 2014 and 2013 was $31, $32 and $24, respectively.  Restricted shares compensation recognized in 2015, 2014 and 2013 was $134, $123 and $83, respectively.

The total intrinsic value of options exercised was $217, $142 and $115 in 2015, 2014 and 2013, respectively.  The total amount of cash received in 2015 by the Company from the exercise of options granted under share-based payment arrangements was $120.  As of January 30, 2016, there was $206 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under the Company’s equity award plans.  This cost is expected to be recognized over a weighted-average period of approximately two years.  The total fair value of options that vested was $33, $26 and $20 in 2015, 2014 and 2013, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares.  Proceeds received from the exercise of options, and the related tax benefit, may be utilized to repurchase the Company’s common shares under a stock repurchase program adopted by the Company’s Board of Directors.  During 2015, the Company repurchased approximately five million common shares in such a manner.

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

14.       STOCK

Preferred Shares

The Company has authorized five million shares of voting cumulative preferred shares; two million shares were available for issuance at January 30, 2016.  The shares have a par value of $100 per share and are issuable in series.

Common Shares

The Company has authorized two billion common shares, $1 par value per share.

On June 25, 2015, the Company’s Board of Directors approved a two-for-one stock split of The Kroger Co.’s common shares in the form of a 100% stock dividend, which was effective July 13, 2015.  All share and per share amounts in the Company’s Consolidated Financial Statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

Common Stock Repurchase Program

The Company maintains stock repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 to allow for the orderly repurchase of The Kroger Co. common shares, from time to time.  The Company made open market purchases totaling $500, $1,129 and $338 under these repurchase programs in 2015, 2014 and 2013, respectively.  In addition to these repurchase programs, in December 1999, the Company began a program to repurchase common shares to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises and the related tax benefit.  The Company repurchased approximately $203, $154 and $271 under the stock option program during 2015, 2014 and 2013, respectively.

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

Amounts recognized in AOCI as of January 30, 2016 and January 31, 2015 consists of the following (pre-tax):

	Pension Benefits		Other Benefits		Total
	2015	2014	2015	2014	2015	2014
Net actuarial loss (gain)	$1,213	$1,398	$(121)	$(89)	$1,092	$1,309
Prior service cost (credit)	1	1	(66)	(75)	(65)	(74)

Total	$1,214	$1,399	$(187)	$(164)	$1,027	$1,235

Amounts in AOCI expected to be recognized as components of net periodic pension or postretirement benefit costs in the next fiscal year are as follows (pre-tax):

	Pension Benefits	Other Benefits	Total
	2016	2016	2016
Net actuarial loss (gain)	$62	$(9)	$53
Prior service credit	—	(8)	(8)

Total	$62	$(17)	$45

Other changes recognized in other comprehensive income in 2015, 2014 and 2013 were as follows (pre-tax):

	Pension Benefits			Other Benefits			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Incurred net actuarial loss (gain)	$(83)	$590	$(243)	$(39)	$14	$(97)	$(122)	$604	$(340)
Amortization of prior service credit	—	—	—	11	7	4	11	7	4
Amortization of net actuarial gain (loss)	(102)	(50)	(102)	7	8	—	(95)	(42)	(102)
Other	—	—	—	(2)	(47)	(30)	(2)	(47)	(30)
Total recognized in other comprehensive income (loss)	(185)	540	(345)	(23)	(18)	(123)	(208)	522	(468)

Total recognized in net periodic benefit cost and other comprehensive income	$(82)	$595	$(271)	$(22)	$(9)	$(95)	$(104)	$586	$(366)

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at the end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plans		Other Benefits
	2015	2014	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$4,102	$3,509	$304	$263	$275	$294
Service cost	62	48	3	3	10	11
Interest cost	154	169	12	13	9	13
Plan participants’ contributions	—	—	—	—	10	11
Actuarial (gain) loss	(411)	539	(17)	40	(39)	14
Benefits paid	(162)	(163)	(17)	(15)	(19)	(21)
Other	(17)	—	3	—	(2)	(47)
Assumption of Roundy’s benefit obligation	194	—	2	—	—	—

Benefit obligation at end of fiscal year	$3,922	$4,102	$290	$304	$244	$275

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$3,189	$3,135	$—	$—	$—	$—
Actual return on plan assets	(124)	217	—	—	—	—
Employer contributions	5	—	17	15	9	10
Plan participants’ contributions	—	—	—	—	10	11
Benefits paid	(162)	(163)	(17)	(15)	(19)	(21)
Other	(18)	—	—	—	—	—
Assumption of Roundy’s plan assets	155	—	—	—	—	—

Fair value of plan assets at end of fiscal year	$3,045	$3,189	$—	$—	$—	$—
Funded status at end of fiscal year	$(877)	$(913)	$(290)	$(304)	$(244)	$(275)
Net liability recognized at end of fiscal year	$(877)	$(913)	$(290)	$(304)	$(244)	$(275)

As of January 30, 2016 and January 31, 2015, other current liabilities include $31 and $29, respectively, of net liability recognized for the above benefit plans.

As of January 30, 2016 and January 31, 2015, pension plan assets do not include common shares of The Kroger Co.

	Pension Benefits			Other Benefits
Weighted average assumptions	2015	2014	2013	2015	2014	2013
Discount rate — Benefit obligation	4.62%	3.87%	4.99%	4.44%	3.74%	4.68%
Discount rate — Net periodic benefit cost	3.87%	4.99%	4.29%	3.74%	4.68%	4.11%
Expected long-term rate of return on plan assets	7.44%	7.44%	8.50%
Rate of compensation increase — Net periodic benefit cost	2.85%	2.86%	2.77%
Rate of compensation increase — Benefit obligation	2.71%	2.85%	2.86%

The Company’s discount rate assumptions were intended to reflect the rates at which the pension benefits could be effectively settled.  They take into account the timing and amount of benefits that would be available under the plans.  The Company’s policy is to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 4.62% and 4.44% discount rates as of year-end 2015 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of January 31, 2016, by approximately $438.

To determine the expected rate of return on pension plan assets held by the Company for 2015, the Company considered current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.  In 2015 and 2014, the Company decreased the assumed pension plan investment return rate to 7.44% compared to 8.50% in 2013.  The Company pension plan’s average rate of return was 6.47% for the 10 calendar years ended December 31, 2015, net of all investment management fees and expenses.  The value of all investments in the Qualified Plans during the calendar year ending December 31, 2015 decreased 0.80%, net of investment management fees and expenses.  For the past 20 years, the Company’s average annual rate of return has been 7.99%.  Based on the above information and forward looking assumptions for investments made in a manner consistent with the Company’s target allocations, the Company believes a 7.44% rate of return assumption is reasonable.

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

On January 31, 2015, the Company adopted new mortality tables based on mortality experience and assumptions for generational mortality improvement in calculating the Company’s 2015 and 2014 Company sponsored benefit plans obligations. The tables assume an improvement in life expectancy and increase our current year benefit obligation and future net periodic benefit cost.  The Company used the RP-2000 projected 2021 mortality table in calculating the Company’s 2013 Company sponsored benefit plans obligations and the 2014 and 2013 Company-sponsored net periodic benefit cost.

The funded status increased in 2015, compared to 2014, due primarily to an increase in the discount rate and a decrease in plan assets.

The following table provides the components of the Company’s net periodic benefit costs for 2015, 2014 and 2013:

	Pension Benefits
	Qualified Plans			Non-Qualified Plans			Other Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$62	$48	$40	$3	$3	$3	$10	$11	$17
Interest cost	154	169	144	12	13	9	9	13	15
Expected return on plan assets	(230)	(228)	(224)	—	—	—	—	—	—
Amortization of:
Prior service credit	—	—	—	—	—	—	(11)	(7)	(4)
Actuarial (gain) loss	93	46	93	9	4	9	(7)	(8)	—

Net periodic benefit cost	$79	$35	$53	$24	$20	$21	$1	$9	$28

The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for all Company-sponsored pension plans.

	Qualified Plans		Non-Qualified Plans
	2015	2014	2015	2014
PBO at end of fiscal year	$3,922	$4,102	$290	$304
ABO at end of fiscal year	$3,786	$3,947	$280	$297
Fair value of plan assets at end of year	$3,045	$3,189	$—	$—

The following table provides information about the Company’s estimated future benefit payments.

	Pension Benefits	Other Benefits
2016	$234	$15
2017	$221	$16
2018	$230	$17
2019	$238	$18
2020	$248	$19
2021 – 2025	$1,346	$105

The following table provides information about the weighted average target and actual pension plan asset allocations.

	Target allocations	Actual Allocations
	2015	2015	2014
Pension plan asset allocation
Global equity securities	16.0%	14.9%	13.4%
Emerging market equity securities	5.4	5.2	5.8
Investment grade debt securities	13.1	11.3	11.2
High yield debt securities	12.1	11.9	12.5
Private equity	5.2	7.4	6.6
Hedge funds	34.6	36.0	37.5
Real estate	3.4	3.9	3.5
Other	10.2	9.4	9.5

Total	100.0%	100.0%	100.0%

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

The current target allocations shown represent the 2015 targets that were established in 2014. The Company will rebalance by liquidating assets whose allocation materially exceeds target, if possible, and investing in assets whose allocation is materially below target.  If markets are illiquid, the Company may not be able to rebalance to target quickly.  To maintain actual asset allocations consistent with target allocations, assets are reallocated or rebalanced periodically.  In addition, cash flow from employer contributions and participant benefit payments can be used to fund underweight asset classes and divest overweight asset classes, as appropriate.  The Company expects that cash flow will be sufficient to meet most rebalancing needs.

The Company is not required and does not expect to make any contributions to the Qualified Plans in 2016.  If the Company does make any contributions in 2016, the Company expects these contributions will decrease its required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any contributions.  The Company expects 2016 expense for Company-sponsored pension plans to be approximately $80.  In addition, the Company expects 401(k) retirement savings account plans cash contributions and expense from automatic and matching contributions to participants to be approximately $200 in 2016.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 6.90% initial health care cost trend rate, which is assumed to decrease on a linear basis to a 4.50% ultimate health care cost trend rate in 2028, to determine its expense.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$3	$(2)
Effect on postretirement benefit obligation	$23	$(20)

The following tables set forth by level, within the fair value hierarchy, the Qualified Plans’ assets at fair value as of January 30, 2016 and January 31, 2015:

Assets at Fair Value as of January 30, 2016

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$27	$—	$—	$27
Corporate Stocks	231	—	—	231
Corporate Bonds	—	76	—	76
U.S. Government Securities	—	75	—	75
Mutual Funds/Collective Trusts	89	861	40	990
Partnerships/Joint Ventures	—	118	—	118
Hedge Funds	—	—	1,104	1,104
Private Equity	—	—	225	225
Real Estate	—	—	103	103
Other	—	96	—	96
Total	$347	$1,226	$1,472	$3,045

Assets at Fair Value as of January 31, 2015

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$73	$—	$—	$73
Corporate Stocks	294	—	—	294
Corporate Bonds	—	80	—	80
U.S. Government Securities	—	78	—	78
Mutual Funds/Collective Trusts	123	503	40	666
Partnerships/Joint Ventures	—	468	—	468
Hedge Funds	—	—	1,158	1,158
Private Equity	—	—	210	210
Real Estate	—	—	105	105
Other	—	57	—	57
Total	$490	$1,186	$1,513	$3,189

For measurements using significant unobservable inputs (Level 3) during 2015 and 2014, a reconciliation of the beginning and ending balances is as follows:

	Hedge Funds	Private Equity	Real Estate	Collective Trusts
Ending balance, February 1, 2014	$1,073	$243	$96	$39
Contributions into Fund	220	47	17	—
Realized gains	47	35	14	1
Unrealized gains (losses)	18	(1)	4	—
Distributions	(257)	(54)	(25)	—
Reclass(1)	58	(58)	—	—
Other	(1)	(2)	(1)	—

Ending balance, January 31, 2015	1,158	210	105	40
Contributions into Fund	239	47	13	—
Realized gains	49	23	9	—
Unrealized (losses) gains	(49)	(3)	3	—
Distributions	(294)	(50)	(26)	—
Other	1	(2)	(1)	—

Ending balance, January 30, 2016	$1,104	$225	$103	$40

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

The Company contributed and expensed $196, $177 and $148 to employee 401(k) retirement savings accounts in 2015, 2014 and 2013, respectively.  The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, compensation as defined by the plan, and length of service.

The Company also administers other defined contribution plans for eligible employees.  The cost of these plans was $5 for 2015, 2014 and 2013.

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

In 2015, the Company contributed $190 to the UFCW Consolidated Pension Plan.  The Company had previously accrued $60 of the total contributions at January 31, 2015 and recorded expense for the remaining $130 at the time of payment in 2015.

In 2014, the Company incurred a charge of $56 (after-tax) related to commitments and withdrawal liabilities associated with the restructuring of pension plan agreements, of which $15 was contributed to the UFCW Consolidated Pension Plan in 2014.

Refer to Note 19 for additional details on the effect of certain contributions on quarterly results for 2015 and 2014.

The Company recognizes expense in connection with its multi-employer pension plans as contributions are funded, or when commitments are made.  The Company made contributions to multi-employer funds of $426 in 2015, $297 in 2014 and $228 in 2013.

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

The Company’s participation in multi-employer plans is outlined in the following tables.  The EIN / Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent Pension Protection Act Zone Status available in 2015 and 2014 is for the plan’s year-end at December 31, 2014 and December 31, 2013, respectively.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.  The FIP/RP Status Pending / Implemented Column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  Unless otherwise noted, the information for these tables was obtained from the Forms 5500 filed for each plan’s year-end at December 31, 2014 and December 31, 2013.  The multi-employer contributions listed in the table below are the Company’s multi-employer contributions made in fiscal years 2015, 2014 and 2013.

The following table contains information about the Company’s multi-employer pension plans:

				FIP/RP
		Pension Protection		Status
	EIN / Pension	Act Zone Status		Pending/	Multi-Employer Contributions			Surcharge
Pension Fund	Plan Number	2015	2014	Implemented	2015	2014	2013	Imposed(6)
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund(1) (2)	95-1939092 - 001	Red	Red	Implemented	$55	$48	$45	No
Desert States Employers & UFCW Unions Pension Plan(1)	84-6277982 - 001	Green	Green	No	18	21	23	No
Sound Retirement Trust (formerly Retail Clerks Pension Plan)(1) (3)	91-6069306 – 001	Red	Red	Implemented	17	15	13	No
Rocky Mountain UFCW Unions and Employers Pension Plan(1)	84-6045986 - 001	Green	Green	No	17	17	17	No
Oregon Retail Employees Pension Plan(1)	93-6074377 - 001	Green	Red	No	9	7	7	No
Bakery and Confectionary Union & Industry International Pension Fund(1)	52-6118572 - 001	Red	Red	Implemented	11	11	12	No
Washington Meat Industry Pension Trust(1) (4) (5)	91-6134141 - 001	Red	Red	Implemented	—	1	3	No
Retail Food Employers & UFCW Local 711 Pension(1)	51-6031512 - 001	Red	Red	Implemented	9	9	8	No
Denver Area Meat Cutters and Employers Pension Plan(1)	84-6097461 - 001	Green	Green	No	7	8	8	No
United Food & Commercial Workers Intl Union — Industry Pension Fund(1) (4)	51-6055922 - 001	Green	Green	No	35	33	33	No
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	31	30	31	No
Central States, Southeast & Southwest Areas Pension Plan	36-6044243 - 001	Red	Red	Implemented	16	15	15	No
UFCW Consolidated Pension Plan(1)	58-6101602 – 001	Green	Green	No	190	70	—	No
Other					11	12	13

Total Contributions					$426	$297	$228

(1)	The Company’s multi-employer contributions to these respective funds represent more than 5% of the total contributions received by the pension funds.
(2)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at March 31, 2015 and March 31, 2014.
(3)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2014 and September 30, 2013.
(4)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at June 30, 2014 and June 30, 2013.
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

(6)

Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of January 30, 2016, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.

The following table describes (a) the expiration date of the Company’s collective bargaining agreements and (b) the expiration date of the Company’s most significant collective bargaining agreements for each of the material multi-employer funds in which the Company participates.

	Expiration Date	Most Significant Collective
	of Collective	Bargaining Agreements(1)
	Bargaining	(not in millions)
Pension Fund	Agreements	Count	Expiration
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund	March 2016 to June 2017	2	March 2016 to June 2017
UFCW Consolidated Pension Plan	March 2016 to August 2020	8	April 2016 to August 2020
Desert States Employers & UFCW Unions Pension Plan	October 2016 to June 2018	1	October 2016
Sound Retirement Trust (formerly Retail Clerks Pension Plan)	April 2016 to January 2018	2	May 2016 to August 2016
Rocky Mountain UFCW Unions and Employers Pension Plan	January 2019 to February 2019	1	January 2019
Oregon Retail Employees Pension Plan	August 2015(2) to April 2017	3	August 2015(2) to June 2016
Bakery and Confectionary Union & Industry International Pension Fund	June 2016 to July 2018	4	August 2016 to July 2018
Retail Food Employers & UFCW Local 711 Pension	April 2017 to November 2019	1	March 2019
Denver Area Meat Cutters and Employers Pension Plan	January 2019 to February 2019	1	January 2019
United Food & Commercial Workers Intl Union — Industry Pension Fund	March 2014(2) to April 2019	2	March 2017 to April 2019
Western Conference of Teamsters Pension Plan	April 2017 to September 2020	5	July 2017 to September 2020
Central States, Southeast & Southwest Areas Pension Plan	September 2017 to November 2018	3	September 2017 to November 2018

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

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer health and welfare plans were approximately $1,192 in 2015, $1,200 in 2014 and $1,100 in 2013.

17.       RECENTLY ADOPTED ACCOUNTING STANDARDS

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

18.       RECENTLY ISSUED ACCOUNTING STANDARDS

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which provides guidance for the recognition of lease agreements.  The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets.  This guidance will be effective in the first quarter of fiscal year ending February 1, 2020.  Early adoption is permitted currently.  The adoption of this ASU will result in a significant increase to the Company’s balance sheet for lease liabilities and right-of-use assets, and the Company is currently evaluating the other effects of adoption of this ASU on its Consolidated Financial Statements.

19.       QUARTERLY DATA (UNAUDITED)

The two tables that follow reflect the unaudited results of operations for 2015 and 2014.

		Quarter
2015	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$33,051	$25,539	$25,075	$26,165	$109,830
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	25,760	20,065	19,478	20,193	85,496
Operating, general and administrative	5,354	4,068	4,169	4,355	17,946
Rent	215	155	172	181	723
Depreciation and amortization	620	477	484	508	2,089

Operating profit	1,102	774	772	928	3,576
Interest expense	148	114	107	113	482

Earnings before income tax expense	954	660	665	815	3,094
Income tax expense	330	227	238	250	1,045

Net earnings including noncontrolling interests	624	433	427	565	2,049
Net earnings (loss) attributable to noncontrolling interests	5	—	(1)	6	10

Net earnings attributable to The Kroger Co.	$619	$433	$428	$559	$2,039

Net earnings attributable to The Kroger Co. per basic common share	$0.63	$0.44	$0.44	$0.57	$2.09

Average number of shares used in basic calculation	969	963	965	966	966

Net earnings attributable to The Kroger Co. per diluted common share	$0.62	$0.44	$0.43	$0.57	$2.06

Average number of shares used in diluted calculation	983	977	979	980	980

Dividends declared per common share	$0.093	$0.105	$0.105	$0.105	$0.408

Annual amounts may not sum due to rounding.

In the third quarter of 2015, the Company incurred a $80 charge to OG&A expenses for contributions to the UFCW Consolidated Pension Plan.

In the fourth quarter of 2015, the Company incurred a $30 charge to OG&A expenses for contributions to the UFCW Consolidated Pension Plan.

		Quarter
2014	First (16 Weeks)	Second (12 Weeks)	Third (12 Weeks)	Fourth (12 Weeks)	Total Year (52 Weeks)
Sales	$32,961	$25,310	$24,987	$25,207	$108,465
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	26,065	20,136	19,764	19,547	85,512
Operating, general and administrative	5,168	3,920	3,954	4,119	17,161
Rent	217	166	162	162	707
Depreciation and amortization	581	444	456	467	1,948

Operating profit	930	644	651	912	3,137
Interest expense	147	112	114	115	488

Earnings before income tax expense	783	532	537	797	2,649
Income tax expense	274	182	172	274	902

Net earnings including noncontrolling interests	509	350	365	523	1,747
Net earnings attributable to noncontrolling interests	8	3	3	5	19

Net earnings attributable to The Kroger Co.	$501	$347	$362	$518	$1,728

Net earnings attributable to The Kroger Co. per basic common share	$0.50	$0.35	$0.37	$0.53	$1.74

Average number of shares used in basic calculation	1,002	970	972	972	981

Net earnings attributable to The Kroger Co. per diluted common share	$0.49	$0.35	$0.36	$0.52	$1.72

Average number of shares used in diluted calculation	1,014	982	984	987	993

Dividends declared per common share	$0.083	$0.083	$0.093	$0.093	$0.350

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

20.       SUBSEQUENT EVENT

In anticipation of future debt refinancing in fiscal years 2017 and 2018, the Company, in the first quarter of 2016, entered into additional forward-starting interest rate swap agreements with an aggregate notional amount totaling $1,300.  After entering into these additional forward-starting interest rate swaps, the Company has a total of $1,700 notional amount of forward-starting interest rate swaps outstanding.  The forward-starting interest rate swaps entered into in the first quarter of 2016 were designated as cash-flow hedges as defined by GAAP.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

As of January 30, 2016, our Chief Executive Officer and Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 30, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the fiscal quarter ended January 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management excluded Roundy’s, Inc. from its assessment of internal control over financial reporting because it was acquired in a purchase business combination on December 18, 2015. Roundy’s, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 30, 2016.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of January 30, 2016.

The effectiveness of the Company’s internal control over financial reporting as of January 30, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

ITEM 9B.               OTHER INFORMATION.

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item not otherwise set forth below is set forth under the headings Election of Directors, Information Concerning the Board of Directors — Committees of the Board, Information Concerning the Board of Directors — Audit Committee, Information Concerning the Board of Directors — Code of Ethics and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission before May 27, 2016 (the “2016 proxy statement”) and is hereby incorporated by reference into this Form 10-K.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of March 29, 2016.  Except as otherwise noted, each person has held office for at least five years.  Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History

Jessica C. Adelman	40

Ms. Adelman joined Kroger on November 1, 2015 as Group Vice President of Corporate Affairs. Prior to joining Kroger, she served as senior vice president of corporate affairs for Syngenta North America, a leading agriculture company, since 2008. Prior to that, Ms. Adelman held several strategic leadership roles with other companies, including director of Cargill Government Solutions. Ms. Adelman has 20 years of experience as a public affairs executive in the food industry.

Stuart W. Aitken	44

Mr. Aitken was elected Group Vice President effective June 25, 2015 and is responsible for leading Kroger’s data analytics subsidiary, 84.51° LLC. Prior to joining Kroger, he served as the chief executive officer of dunnhumby USA, LLC from July 2010 to June 2015. Mr. Aitken has over 15 years of marketing, academic and technical experience across a variety of industries, and held various leadership roles with other companies, including Michaels Stores and Safeway, Inc.

Robert W. Clark	50

Mr. Clark was named Senior Vice President of Merchandising on March 8, 2016. Prior to this, he served as Group Vice President of Non-Perishables from March 2013 to March 2016. Prior to that, he served as Vice President of Merchandising for Kroger’s Fred Meyer division from October 2011 to March 2013. From August 2010 to October 2011 he served as Vice President of Operations for Kroger’s Columbus division. Prior to that, from May 2002 to August 2010, he served as Vice President of Merchandising for Kroger’s Fry’s division. From 1985 to 2002, Mr. Clark held various leadership positions in store and district management, as well as grocery merchandising. Mr. Clark began his career with Kroger in 1985 as a courtesy clerk at Fry’s.

Michael J. Donnelly	57

Mr. Donnelly was elected Executive Vice President of Merchandising effective September 17, 2015. Prior to this, he served as Senior Vice President of Merchandising from July 2011 to September 2015. Prior to that, Mr. Donnelly held a variety of key management positions with Kroger, including President of Ralphs Grocery Company, President of Fry’s Food Stores, and Senior Vice President, Drug/GM Merchandising and Procurement. Mr. Donnelly joined Kroger in 1978 as a clerk.

Kevin M. Dougherty	63

Mr. Dougherty was elected Group Vice President effective May 6, 2004 and is responsible for leading Kroger’s Digital Strategy, focused on building Kroger’s presence in the marketplace in digital channels, personalization and e-commerce. Prior to this, he was responsible for the oversight of Kroger’s logistics and supply chain management. Mr. Dougherty joined Kroger as Vice President, Supply Chain Operations in 2001. Before joining Kroger, he maintained an independent consulting practice focusing on logistics and operational performance, and held leadership roles in the warehouse automation and healthcare industries.

Todd A. Foley	46

Mr. Foley has served as Vice President and Treasurer since June 27, 2013. Prior to this, he served as Assistant Corporate Controller from March 2006 to June 2013. Prior to that, he served as Controller of Kroger’s Cincinnati/Dayton division from October 2003 to March 2006. Mr. Foley began his career with Kroger in 2001 as an audit manager in the Internal Audit Department after working for PricewaterhouseCoopers from 1991 to 2001, where most recently he was a senior audit manager.

Christopher T. Hjelm	54

Mr. Hjelm was elected Executive Vice President and Chief Information Officer effective September 17, 2015. Prior to this, he served as Senior Vice President and Chief Information Officer from August 28, 2005 to September 2015. From February 2005 to July 2005, he was Chief Information Officer of Travel Distribution Services for Cendant Corporation. From July 2003 to November 2004, Mr. Hjelm served as Chief Technology Officer for Orbitz LLC, which was acquired by Cendant Corporation in November 2004. Mr. Hjelm served as Senior Vice President for Technology at eBay Inc. from March 2002 to June 2003, and served as Executive Vice President for Broadband Network Services for Excite@Home from June 2001 to February 2002. From January 2000 to June 2001, Mr. Hjelm served as Chairman, President and Chief Executive Officer of ZOHO Corporation. Prior to that, he held various key roles for 14 years with Federal Express Corporation, including that of Senior Vice President and Chief Information Officer.

Sukanya R. Madlinger	52

Ms. Madlinger was elected Senior Vice President effective September 17, 2015, and is responsible for the oversight of several of Kroger’s retail divisions. Prior to this, she served as President of Kroger’s Cincinnati/Dayton division from 2010 to September 2015. Ms. Madlinger has held various leadership positions in operations and merchandising since joining Kroger in 1986.

Timothy A. Massa	49

Mr. Massa was elected Group Vice President of Human Resources and Labor Relations effective June 26, 2014. He joined Kroger in October 2010 as Vice President, Corporate Human Resources, Talent Development. Prior to joining Kroger, he served in various Human Resources leadership roles for 21 years at Procter & Gamble, most recently serving as Global Human Resources Director of Customer Business Development.

W. Rodney McMullen	55

Mr. McMullen was elected Chairman of the Board effective January 1, 2015, and Chief Executive Officer effective January 1, 2014. Prior to this, he served as President and Chief Operating Officer from August 1, 2009 to December 31, 2013. Prior to that he was elected Vice Chairman effective June 26, 2003, Executive Vice President, Strategy, Planning and Finance effective January 26, 2000, Executive Vice President and Chief Financial Officer effective May 20, 1999, Senior Vice President effective October 5, 1997, and Group Vice President and Chief Financial Officer effective June 18, 1995. Before that he was appointed Vice President, Control and Financial Services on March 4, 1993, and Vice President, Planning and Capital Management effective December 31, 1989. Mr. McMullen joined Kroger in 1978 as a part-time stock clerk.

Frederick J. Morganthall II	64

Mr. Morganthall was elected Executive Vice President of Retail Operations effective September 17, 2015. Prior to this, he served as Senior Vice President, Retail Divisions, from June 2015 to September 2015. Mr. Morganthall joined Kroger in 2014 as part of the Kroger-Harris Teeter merger, serving as President of Harris Teeter until June 2015. He joined Harris Teeter in 1986 and served in several key leadership roles prior to becoming president, including vice president of merchandising, vice president of distribution, and vice president of operations. Mr. Morganthall began his career in grocery retail in 1978 with Spartan Stores in Michigan.

M. Marnette Perry	64

Ms. Perry has served as Senior Vice President of Retail Operations since October 24, 2012. Prior to this, she was elected Senior Vice President overseeing several of the Company’s retail divisions effective July 2003 to October 2012. Prior to that she was elected Group Vice President of Perishables Merchandising and Procurement on March 3, 2003. Prior to this she held a variety of significant positions with the Company, including President of the Company’s Michigan division, and President of the Company’s Columbus division. Ms. Perry joined the Company in 1972. Ms. Perry has announced her intention to retire during fiscal 2016.

J. Michael Schlotman	58

Mr. Schlotman was elected Executive Vice President and Chief Financial Officer effective September 17, 2015. Prior to this, he was elected Senior Vice President and Chief Financial Officer effective June 26, 2003, and Group Vice President and Chief Financial Officer effective January 26, 2000. Prior to that he was elected Vice President and Corporate Controller in 1995, and served in various positions in corporate accounting since joining Kroger in 1985.

Erin S. Sharp	58

Ms. Sharp has served as Group Vice President of Manufacturing since June 27, 2013. She joined Kroger in 2011 as Vice President of Operations for Kroger’s Manufacturing division. Before joining Kroger, Ms. Sharp served as Vice President of Manufacturing for the Sara Lee Corporation. In that role, she led the manufacturing and logistics operations for the central region of their U.S. Fresh Bakery Division. Ms. Sharp has over 25 years of experience supporting food manufacturing operations.

Alessandro Tosolini	49

Mr. Tosolini was elected Senior Vice President of New Business Development on December 11, 2014. Before joining Kroger, he held numerous leadership positions with Procter & Gamble for 24 years, in the U.S. and internationally, most recently serving as senior vice president of Global e Business and vice president of Global eCommerce.

Mark C. Tuffin	56

Mr. Tuffin has served as Senior Vice President since January 17, 2014, and is responsible for the oversight of several of Kroger’s retail divisions. Prior to this, he served as President of Kroger’s Smith’s division from July 2011 to January 2014. From September 2009 to July 2011, Mr. Tuffin served as Vice President of Transition, where he was responsible for implementing an organizational restructuring initiative for Kroger’s retail divisions. He joined Kroger’s Smith’s division in 1996 and served in a series of leadership roles, including Vice President of Merchandising from September 1999 to September 2009. Mr. Tuffin held various positions with other supermarket retailers before joining Smith’s in 1996.

M. Elizabeth Van Oflen	58

Ms. Van Oflen was elected Vice President and Controller on April 11, 2003. Prior to her election, she held various positions in Kroger’s Finance and Tax Departments. Ms. Van Oflen joined Kroger in 1982.

Christine S. Wheatley	45

Ms. Wheatley was elected Group Vice President, Secretary and General Counsel effective May 23, 2014. She joined Kroger in February 2008 as Corporate Counsel, and became Senior Attorney in 2010, Senior Counsel in 2011, and Vice President in 2012. Before joining Kroger, Ms. Wheatley was engaged in the private practice of law for 11 years, most recently as a partner at Porter Wright Morris & Arthur in Cincinnati.

ITEM 11.                 EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation, and Compensation Policies as they Relate to Risk Management in the 2016 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	36,906,602	$18.26	57,992,548
Equity compensation plans not approved by security holders	—	$—	—
Total	36,906,602	$18.26	57,992,548

(1)

The total number of securities reported includes the maximum number of common shares, 1,955,376, that may be issued under performance units granted under one or more long-term incentive plans. The nature of the awards is more particularly described in the Compensation Discussion and Analysis-Equity section of the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K. The weighted-average exercise price in column (b) does not take these performance unit awards into account. Based on historical data, or in the case of the award made in 2013 and earned in 2015 the actual payout percentage, our best estimate of the number of securities that will be issued under the performance unit agreements is approximately 1,068,776.

The remainder of the information required by this Item is set forth in the section entitled Beneficial Ownership of Common Stock in the 2016 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information required by this Item is set forth in the sections entitled Related Person Transactions and Information Concerning the Board of Directors-Independence in the 2016 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the section entitled Selection of Auditors — Disclosure of Auditor Fees in the 2016 proxy statement and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015
Consolidated Statements of Operations for the years ended January 30, 2016, January 31, 2015 and February 1, 2014

Consolidated Statements of Comprehensive Income for the years ended January 30, 2016, January 31, 2015 and February 1, 2014
Consolidated Statements of Cash Flows for the years ended January 30, 2016, January 31, 2015 and February 1, 2014

Consolidated Statement of Changes in Shareholders’ Equity for the years ended January 30, 2016, January 31, 2015 and February 1, 2014
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

3.1

Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010, as amended by the Amendment to Amended Articles of Incorporation, which is hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23, 2015.

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

10.1*	Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 1997.

10.2*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

10.3*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.4*	The Kroger Co. 401(k) Retirement Savings Account Restoration Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.5*	Dillon Companies, Inc. Excess Benefit Pension Plan. Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

10.14*

Form of Performance Unit Award Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 15, 2015.

10.15*	The Kroger Co. 2013 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

10.16*	The Kroger Co. 2014 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

10.17*	The Kroger Co. 2015 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23, 2015.

10.18*	The Kroger Co. 2016 Long-Term Cash Bonus Plan.

10.19*

Harris Teeter Supermarkets, Inc. Supplemental Executive Retirement Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.1 of Harris Teeter’s Current Report on Form 8-K filed with the SEC on December 12, 2008, as amended by Amendment No. 1, which is hereby incorporated by reference to Exhibit 10.1 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2012 and Amendment No. 2, which is hereby incorporated by reference to Exhibit 10.5 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012.

10.20*

Harris Teeter Supermarkets, Inc. Flexible Deferral Plan — Amendment and Restatement is hereby incorporated by reference to Exhibit 10.2 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009, as amended by Amendment No. 1, which is hereby incorporated by reference to Exhibit 10.1 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010; Amendment No. 2, which is hereby incorporated by reference to Exhibit 10.2 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2011; Amendment No. 3, which is hereby incorporated by reference to Exhibit 10.2 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2012; Amendment No. 4, which is hereby incorporated by reference to Exhibit 10.3 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2012; Amendment No. 5, which is hereby incorporated by reference to Exhibit 10.3 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012; and Amendment 6, which is hereby incorporated by reference to Exhibit 10.1 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2013.

10.21*

Harris Teeter Supermarkets, Inc. Executive Bonus Insurance Plan is hereby incorporated by reference to Exhibit 10.1 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2011, as amended by: First Amendment, which is hereby incorporated by reference to Exhibit 10.2 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012; Second Amendment, which is hereby incorporated by reference to Exhibit 10.1 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012; and the Summary of the plan, effective as of July 8, 2013, which is hereby incorporated by reference to Exhibit 10.2 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2013.

10.22*	Harris Teeter Merger Cash Bonus Plan.

10.23*

Amendment to Restricted Stock Agreements entered into as of January 15, 2015 between The Kroger Co. and David Dillon, which is hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23, 2015.

10.24*

Letter of Separation dated as of June 29, 2015 between The Kroger Co. and Michael Ellis, which is hereby incorporated by reference to  Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 15, 2015.

10.25*

Amendment to Stock Option entered as of June 29, 2015 between The Kroger Co. and Michael Ellis, which is hereby incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 15, 2015.

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

THE KROGER CO.

Dated: March 29, 2016	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 29th of March 2016.

	*	Director
Nora A. Aufreiter

	*	Director
Robert D. Beyer

	*	Director
Anne Gates

	*	Director
Susan J. Kropf

	*	Director
David B. Lewis

	*	Chairman of the Board and Chief Executive Officer
W. Rodney McMullen

	*	Director
Jorge P. Montoya

	*	Director
Clyde R. Moore

	*	Director
Susan M. Phillips

	*	Director
James A. Runde

	*	Director
Ronald L. Sargent

	*	Chief Financial Officer
	J. Michael Schlotman	(principal financial officer)

	*	Director
Bobby S. Shackouls

	*	Vice President & Controller
	M. Elizabeth Van Oflen	(principal accounting officer)

* By:	/s/ Stacey M. Heiser
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

3.1

Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010, as amended by the Amendment to Amended Articles of Incorporation, which is hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23, 2015.

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

10.1*	Non-Employee Directors’ Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of Fred Meyer, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 1997.

10.2*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

10.3*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.4*	The Kroger Co. 401(k) Retirement Savings Account Restoration Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.5*	Dillon Companies, Inc. Excess Benefit Pension Plan. Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

10.14*

Form of Performance Unit Award Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 15, 2015.

10.15*	The Kroger Co. 2013 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

10.16*	The Kroger Co. 2014 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

10.17*	The Kroger Co. 2015 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23, 2015.

10.18*	The Kroger Co. 2016 Long-Term Cash Bonus Plan.

10.19*

Harris Teeter Supermarkets, Inc. Supplemental Executive Retirement Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.1 of Harris Teeter’s Current Report on Form 8-K filed with the SEC on December 12, 2008, as amended by Amendment No. 1, which is hereby incorporated by reference to Exhibit 10.1 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2012 and Amendment No. 2, which is hereby incorporated by reference to Exhibit 10.5 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012.

10.20*

Harris Teeter Supermarkets, Inc. Flexible Deferral Plan — Amendment and Restatement is hereby incorporated by reference to Exhibit 10.2 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009, as amended by Amendment No. 1, which is hereby incorporated by reference to Exhibit 10.1 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010; Amendment No. 2, which is hereby incorporated by reference to Exhibit 10.2 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2011; Amendment No. 3, which is hereby incorporated by reference to Exhibit 10.2 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2012; Amendment No. 4, which is hereby incorporated by reference to Exhibit 10.3 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2012; Amendment No. 5, which is hereby incorporated by reference to Exhibit 10.3 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012; and Amendment 6, which is hereby incorporated by reference to Exhibit 10.1 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2013.

10.21*

Harris Teeter Supermarkets, Inc. Executive Bonus Insurance Plan is hereby incorporated by reference to Exhibit 10.1 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2011, as amended by: First Amendment, which is hereby incorporated by reference to Exhibit 10.2 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012; Second Amendment, which is hereby incorporated by reference to Exhibit 10.1 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012; and the Summary of the plan, effective as of July 8, 2013, which is hereby incorporated by reference to Exhibit 10.2 of Harris Teeter’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2013.

10.22*	Harris Teeter Merger Cash Bonus Plan.

10.23*

Amendment to Restricted Stock Agreements entered into as of January 15, 2015 between The Kroger Co. and David Dillon, which is hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23, 2015.

10.24*

Letter of Separation dated as of June 29, 2015 between The Kroger Co. and Michael Ellis, which is hereby incorporated by reference to  Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 15, 2015.

10.25*

Amendment to Stock Option entered as of June 29, 2015 between The Kroger Co. and Michael Ellis, which is hereby incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 15, 2015.

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