Form 10-Q
period 2016-05-21
KROGER CO
filed 2016-06-28
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 21, 2016

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

There were 948,992,301 shares of Common Stock ($1 par value) outstanding as of June 22, 2016.

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	First Quarter Ended
	May 21,	May 23,
	2016	2015
Sales	$34,604	$33,051
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	26,669	25,760
Operating, general and administrative	5,779	5,354
Rent	262	215
Depreciation and amortization	694	620

Operating profit	1,200	1,102
Interest expense	155	148

Earnings before income tax expense	1,045	954
Income tax expense	366	330

Net earnings including noncontrolling interests	679	624
Net earnings (loss) attributable to noncontrolling interests	(1)	5

Net earnings attributable to The Kroger Co.	$680	$619

Net earnings attributable to The Kroger Co. per basic common share	$0.71	$0.63

Average number of common shares used in basic calculation	954	969

Net earnings attributable to The Kroger Co. per diluted common share	$0.70	$0.62

Average number of common shares used in diluted calculation	966	983

Dividends declared per common share	$0.105	$0.093

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions and unaudited)

	First Quarter Ended
	May 21, 2016	May 23, 2015
Net earnings including noncontrolling interests	$679	$624

Other comprehensive income (loss)
Unrealized gains and losses on available for sale securities, net of income tax(1)	(6)	3
Amortization of amounts included in net periodic pension expense, net of income tax(2)	9	16
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	(27)	20
Amortization of unrealized gains on cash flow hedging activities, net of income tax	1	—

Total other comprehensive income (loss)	(23)	39

Comprehensive income	656	663
Comprehensive income (loss) attributable to noncontrolling interests	(1)	5
Comprehensive income attributable to The Kroger Co.	$657	$658

(1)	Amount is net of tax of $(3) for the first quarter of 2016 and $1 for the first quarter of 2015.
(2)	Amount is net of tax of $5 for the first quarter of 2016 and $9 for the first quarter of 2015.
(3)	Amount is net of tax of $(15) for the first quarter of 2016 and $12 for the first quarter of 2015.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	May 21,	January 30,
	2016	2016
ASSETS
Current assets
Cash and temporary cash investments	$391	$277
Store deposits in-transit	892	923
Receivables	1,314	1,734
FIFO inventory	7,354	7,440
LIFO reserve	(1,288)	(1,272)
Prepaid and other current assets	553	790
Total current assets	9,216	9,892

Property, plant and equipment, net	20,161	19,619
Intangibles, net	1,043	1,053
Goodwill	2,744	2,724
Other assets	637	609

Total Assets	$33,801	$33,897

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$2,676	$2,370
Trade accounts payable	5,846	5,728
Accrued salaries and wages	1,202	1,426
Deferred income taxes	221	221
Other current liabilities	3,200	3,226
Total current liabilities	13,145	12,971

Long-term debt including obligations under capital leases and financing obligations	9,710	9,709
Deferred income taxes	1,739	1,752
Pension and postretirement benefit obligations	1,395	1,380
Other long-term liabilities	1,364	1,287

Total Liabilities	27,353	27,099

Commitments and contingencies (see Note 8)

SHAREOWNERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2016 and 2015	1,918	1,918
Additional paid-in capital	3,024	2,980
Accumulated other comprehensive loss	(703)	(680)
Accumulated earnings	14,589	14,011
Common shares in treasury, at cost, 977 shares in 2016 and 951 shares in 2015	(12,422)	(11,409)

Total Shareowners’ Equity - The Kroger Co.	6,406	6,820
Noncontrolling interests	42	(22)

Total Equity	6,448	6,798

Total Liabilities and Equity	$33,801	$33,897

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Quarter Ended
	May 21, 2016	May 23, 2015
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$679	$624
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	694	620
LIFO charge	15	28
Stock-based employee compensation	43	52
Expense for Company-sponsored pension plans	25	30
Deferred income taxes	—	(52)
Other	(1)	34
Changes in operating assets and liabilities net of effects from mergers of businesses:
Store deposits in-transit	31	26
Receivables	85	43
Inventories	101	(62)
Prepaid and other current assets	232	249
Trade accounts payable	104	380
Accrued expenses	(332)	(237)
Income taxes receivable and payable	351	10
Other	25	10

Net cash provided by operating activities	2,052	1,755

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(1,090)	(879)
Proceeds from sale of assets	71	4
Other	(32)	17

Net cash used by investing activities	(1,051)	(858)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	11	4
Payments on long-term debt	(54)	(13)
Net borrowings (payments) on commercial paper	256	(285)
Dividends paid	(102)	(91)
Excess tax benefits on stock-based awards	14	37
Proceeds from issuance of capital stock	15	46
Treasury stock purchases	(1,027)	(585)
Investment in the remaining equity of a noncontrolling interest	—	(26)

Net cash used by financing activities	(887)	(913)

Net increase (decrease) in cash and temporary cash investments	114	(16)

Cash and temporary cash investments:
Beginning of year	277	268
End of quarter	$391	$252

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,090)	$(879)
Payments for lease buyouts	—	16
Changes in construction-in-progress payables	(55)	(52)
Total capital investments, excluding lease buyouts	$(1,145)	$(915)

Disclosure of cash flow information:
Cash paid during the quarter for interest	$167	$156
Cash paid during the quarter for income taxes	$7	$321

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 31, 2015	1,918	$1,918	$2,748	944	$(10,809)	$(812)	$12,367	$30	$5,442
Issuance of common stock:
Stock options exercised	—	—	—	(4)	46	—	—	—	46
Restricted stock issued	—	—	(11)	—	(1)	—	—	—	(12)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	14	(498)	—	—	—	(498)
Stock options exchanged	—	—	—	2	(87)	—	—	—	(87)
Share-based employee compensation	—	—	52	—	—	—	—	—	52
Other comprehensive gain net of income tax of $22	—	—	—	—	—	39	—	—	39
Investment in the remaining equity of a noncontrolling interest	—	—	40	—	—	—	—	(57)	(17)
Other	—	—	38	—	(1)	—	—	1	38
Cash dividends declared ($0.093 per common share)	—	—	—	—	—	—	(91)	—	(91)
Net earnings including noncontrolling interests	—	—	—	—	—	—	619	5	624

Balances at May 23, 2015	1,918	$1,918	$2,867	956	$(11,350)	$(773)	$12,895	$(21)	$5,536

Balances at January 30, 2016	1,918	$1,918	$2,980	951	$(11,409)	$(680)	$14,011	$(22)	$6,798
Issuance of common stock:
Stock options exercised	—	—	—	(1)	15	—	—	—	15
Restricted stock issued	—	—	(20)	—	6	—	—	—	(14)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	26	(1,000)	—	—	—	(1,000)
Stock options exchanged	—	—	—	1	(27)	—	—	—	(27)
Share-based employee compensation	—	—	43	—	—	—	—	—	43
Other comprehensive loss net of income tax of $(13)	—	—	—	—	—	(23)	—	—	(23)
Other	—	—	21	—	(7)	—	—	65	79
Cash dividends declared ($0.105 per common share)	—	—	—	—	—	—	(102)	—	(102)
Net earnings including noncontrolling interests	—	—	—	—	—	—	680	(1)	679

Balances at May 21, 2016	1,918	$1,918	$3,024	977	$(12,422)	$(703)	$14,589	$42	$6,448

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.              ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries, and the variable interest entities in which the Company is the primary beneficiary.  The January 30, 2016 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”).  Significant intercompany transactions and balances have been eliminated.  References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.  The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations.  Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

The unaudited information in the Consolidated Financial Statements for the first quarters ended May 21, 2016 and May 23, 2015, includes the results of operations of the Company for the 16-week periods then ended.

Fair Value Measurements

Fair value measurements are classified and disclosed in one of the following three categories:

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

The Company records cash and temporary cash investments, store deposits in-transit, receivables, prepaid and other current assets, trade accounts payable, accrued salaries and wages and other current liabilities at approximated fair value.  Certain other investments and derivatives are recorded as Level 1, 2 or 3 instruments.  Refer to Note 3 for the disclosure of debt instrument fair values.

On June 25, 2015, the Company’s Board of Directors approved a two-for-one stock split of The Kroger Co.’s common shares in the form of a 100% stock dividend, which was effective July 13, 2015.  All share and per share amounts in the Company’s Consolidated Financial Statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

2.              MERGER

On December 18, 2015, the Company closed its merger with Roundy’s, Inc. (“Roundy’s”) and there have not been any changes in the Company’s preliminary purchase price allocation in the first quarter of 2016.

Pro forma results of operations, assuming the transaction had taken place at the beginning of 2014, are included in the following table.  The pro forma information includes historical results of operations of Roundy’s and adjustments for interest expense that would have been incurred due to financing the merger, depreciation and amortization of the assets acquired and excludes the pre-merger transaction related expenses incurred by Roundy’s and the Company.  The pro forma information does not include efficiencies, cost reductions, synergies or investments in our Customer 1st Strategy expected to result from the merger.  The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the merger been completed at the beginning of 2014.

First Quarter Ended May 23, 2015
Sales	$34,336
Net earnings including noncontrolling interests	627
Net earnings attributable to noncontrolling interests	5

Net earnings attributable to The Kroger Co.	$622

3.              DEBT OBLIGATIONS

Long-term debt consists of:

	May 21,	January 30,
	2016	2016
1.14% to 8.00% Senior notes due through 2043	$9,830	$9,826
5.00% to 12.75% Mortgages due in varying amounts through 2027	56	58
0.64% to 0.66% Commercial paper due through May 2016	1,246	990
Other	502	522

Total debt, excluding capital leases and financing obligations	11,634	11,396

Less current portion	(2,626)	(2,318)

Total long-term debt, excluding capital leases and financing obligations	$9,008	$9,078

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at May 21, 2016 and January 30, 2016.  At May 21, 2016, the fair value of total debt was $12,530 compared to a carrying value of $11,634.  At January 30, 2016, the fair value of total debt was $12,344 compared to a carrying value of $11,396.

In anticipation of future debt refinancing in fiscal years 2016, 2017 and 2018, the Company, in the first quarter of 2016, entered into additional forward-starting interest rate swap agreements with an aggregate notional amount totaling $1,300.  After entering into these additional forward-starting interest rate swaps, the Company has a total of $1,700 notional amount of forward-starting interest rate swaps outstanding.  The forward-starting interest rate swaps entered into in the first quarter of 2016 were designated as cash-flow hedges as defined by GAAP.

4.              BENEFIT PLANS

The following table provides the components of net periodic benefit costs for the Company-sponsored pension plans and other post-retirement benefits for the first quarters of 2016 and 2015.

	First Quarter
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$21	$19	$3	$4
Interest cost	58	51	3	3
Expected return on plan assets	(73)	(71)	—	—
Amortization of:
Prior service cost	—	—	(2)	(4)
Actuarial loss	19	31	(3)	(2)

Net periodic benefit expense	$25	$30	$1	$1

The Company is not required and does not expect to make any contributions in 2016.

The Company contributed $68 and $62 to employee 401(k) retirement savings accounts in the first quarters of 2016 and 2015, respectively.

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

	First Quarter Ended			First Quarter Ended
	May 21, 2016			May 23, 2015
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$674	954	$0.71	$613	969	$0.63
Dilutive effect of stock options		12			14

Net earnings attributable to The Kroger Co. per diluted common share	$674	966	$0.70	$613	983	$0.62

The Company had undistributed and distributed earnings to participating securities totaling $6 in both the first quarters of 2016 and 2015.

The Company had options outstanding for approximately 3 million and 65 thousand during the first quarters of 2016 and 2015, respectively, that were excluded from the computation of earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

6.              RECENTLY ADOPTED ACCOUNTING STANDARDS

In September 2015, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification 805, “Business Combinations.” The amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This amendment became effective for the Company beginning January 31, 2016, and was adopted prospectively in accordance with the standard. The adoption of this amendment did not have an effect on the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This amendment requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance will be effective for the fiscal year ending February 3, 2018. Early adoption is permitted. The implementation of this amendment will not have an effect on the Company’s Consolidated Statements of Operations and will not have a significant effect on the Company’s Consolidated Balance Sheets.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which provides guidance for the recognition of lease agreements.  The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets.  This guidance will be effective in the first quarter of fiscal year ending February 1, 2020.  Early adoption is permitted.  The implementation of this amendment will result in a significant increase to lease liabilities and right-of-use assets on the Company’s Consolidated Balance Sheets and the Company is currently evaluating the other effects of adoption of this ASU on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance will be effective for the fiscal year ending February 3, 2018. Early adoption is permitted. The Company is evaluating potential early adoption of this standard during fiscal 2016, but does not expect the adoption of this standard to have a material effect on the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets.

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

9.              ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first quarters of 2015 and 2016:

	Cash Flow Hedging Activities(1)	Available for sale Securities(1)	Pension and Postretirement Defined Benefit Plans(1)	Total(1)
Balance at January 31, 2015	$(49)	$17	$(780)	$(812)
OCI before reclassifications(2)	20	3	—	23
Amounts reclassified out of AOCI(3)	—	—	16	16
Net current-period OCI	20	3	16	39
Balance at May 23, 2015	$(29)	$20	$(764)	$(773)

Balance at January 30, 2016	$(51)	$20	$(649)	$(680)
OCI before reclassifications(2)	(27)	(6)	—	(33)
Amounts reclassified out of AOCI(3)	1	—	9	10
Net current-period OCI	(26)	(6)	9	(23)
Balance at May 21, 2016	$(77)	$14	$(640)	$(703)

(1)         All amounts are net of tax.

(2)         Net of tax of $12 and $1 for cash flow hedging activities and available for sale securities, respectively, for the first quarter of 2015 and $(15) and $(3) for cash flow hedging activities and available for sale securities, respectively, for the first quarter of 2016.

(3)         Net of tax of $9 for pension and postretirement defined benefit plans for the first quarter of 2015 and $5 for pension and postretirement defined benefit plans for the first quarter of 2016.

The following table represents the items reclassified out of AOCI and the related tax effects for the first quarters of 2016 and 2015:

	First Quarter Ended May 21, 2016	First Quarter Ended May 23, 2015
Gains on cash flow hedging activities
Amortization of gains and losses on cash flow hedging activities(1)	$1	$—
Tax expense	—	—
Net of tax	1	—

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(2)	14	25
Tax expense	(5)	(9)
Net of tax	9	16
Total reclassifications, net of tax	$10	$16

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

OVERVIEW

First quarter 2016 total sales were $34.6 billion compared with $33.1 billion for the same period of 2015.  This increase was attributable to identical supermarket sales increases, our merger with Roundy’s and an increase in supermarket square footage, partially offset by a decrease in the average retail fuel price.  Identical supermarket sales, excluding fuel, increased 2.4% in the first quarter of 2016, compared to the first quarter of 2015, primarily due to an increase in the number of households shopping with us and an increase in visits per household.  First quarter 2016 product cost inflation was slightly positive compared to the same period of 2015.  This continues our trend of positive identical supermarket sales growth for 50 consecutive quarters. Our Customer 1st Strategy continues to deliver solid results.

For the first quarter of 2016, net earnings totaled $680 million, or $0.70 per diluted share, compared to $619 million, or $0.62 per diluted share for the same period of 2015.  The 12.9% increase in net earnings per diluted share for the first quarter of 2016, compared to net earnings per diluted share for the first quarter of 2015, resulted primarily from an increase in non-fuel First-In, First Out (“FIFO”) operating profit, a lower Last-In, First-Out (“LIFO”) charge, an increase in earnings from fuel and lower weighted average common shares outstanding due to common share repurchases, partially offset by increased tax expense.

RESULTS OF OPERATIONS

Net Earnings

Net earnings totaled $680 million for the first quarter of 2016, an increase of 9.9% from net earnings of $619 million for the first quarter of 2015.  The increase in net earnings for the first quarter of 2016, compared to the first quarter of 2015, resulted primarily from an increase in non-fuel FIFO operating profit, a lower LIFO charge and an increase in earnings from fuel, partially offset by increased tax expense.  The increase in non-fuel FIFO operating profit for the first quarter of 2016, compared to the first quarter of 2015, resulted primarily from the benefit of increased supermarket sales, productivity improvements, effective cost controls and decreases in incentive plans and utility costs, partially offset by continued investments in lower prices for our customers and increases in chargebacks related to credit card chip technology implementation, healthcare benefit and shrink costs.  Included in continued investments in lower prices for our customers is the cost of our Pharmacy programs, which experienced high levels of inflation that were not fully passed on to the customer in the first quarter of 2016.  The increase in our net earnings from fuel for the first quarter of 2016, compared to the first quarter of 2015, resulted primarily from increases in the average margin per gallon of fuel sold and in fuel gallons sold.

Net earnings of $0.70 per diluted share for the first quarter of 2016 represented an increase of 12.9% over net earnings of $0.62 per diluted share for the first quarter of 2015.  Net earnings per diluted share increased in the first quarter of 2016, compared to the first quarter of 2015, due to an increase in non-fuel FIFO operating profit, a lower LIFO charge, an increase in earnings from fuel and lower weighted average shares outstanding due to common share repurchases, partially offset by increased tax expense.

Sales

Total Sales

($ in millions)

	First Quarter
	2016	Percentage Increase(2)	2015	Percentage Increase(3)
Total supermarket sales without fuel	$29,534	8.0%	$27,356	5.8%
Fuel sales	3,903	(14.7)%	4,573	(26.0)%
Other sales(1)	1,167	4.0%	1,122	22.0%

Total sales	$34,604	4.7%	$33,051	0.3%

(1)         Other sales primarily relate to sales at convenience stores, excluding fuel; jewelry stores; food production plants to outside customers; variable interest entities; a specialty pharmacy; in-store health clinics; sales on digital coupon services; and online sales by Vitacost.com.

(2)         This column represents the percentage increase in the first quarter of 2016, compared to the first quarter of 2015.

(3)         This column represents the percentage increase in the first quarter of 2015, compared to the first quarter of 2014.

Total sales increased in the first quarter of 2016, compared to the first quarter of 2015, by 4.7%.  The increase in total sales for the first quarter of 2016, compared to the first quarter of 2015, was primarily due to our increase in total supermarket sales without fuel, partially offset by a decrease in fuel sales due to a decrease in the average retail fuel price of 19.1%.  The increase in total supermarket sales without fuel for the first quarter of 2016, compared to first quarter of 2015, was primarily due to our identical supermarket sales increase, excluding fuel, of 2.4%, our merger with Roundy’s and an increase in supermarket square footage.  Identical supermarket sales, excluding fuel, for the first quarter of 2016, compared to the first quarter of 2015, increased primarily due to an increase in the number of households shopping with us and an increase in visits per household.  First quarter 2016 product cost inflation was slightly positive compared to the same period for 2015.  Total fuel sales decreased 14.7% in the first quarter of 2016, compared to the first quarter of 2015, primarily due to a decrease in the average retail fuel price of 19.1%, partially offset by an increase in fuel gallons sold of 5.5%.  The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Although identical supermarket sales is a relatively standard term, numerous methods exist for calculating identical supermarket sales growth.  As a result, the method used by our management to calculate identical supermarket sales may differ from methods other companies use to calculate identical supermarket sales.  We urge you to understand the methods used by other companies to calculate identical supermarket sales before comparing our identical supermarket sales to those of other such companies.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical Fred Meyer multi-department stores and Roundy’s stores that are identical as if they were part of the Company in the prior year.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented below to calculate percentage changes for the first quarter of 2016.

Identical Supermarket Sales

($ in millions)

	First Quarter
	2016	Percentage Increase(1)	2015	Percentage Increase(2)
Including fuel centers	$31,312	0.4%	$31,198	0.6%
Excluding fuel centers	$28,295	2.4%	$27,626	5.7%

(1)         This column represents the percentage increase in identical supermarket sales in the first quarter of 2016, compared to the first quarter of 2015.

(2)         This column represents the percentage increase in identical supermarket sales in the first quarter of 2015, compared to the first quarter of 2014.

Gross Margin and FIFO Gross Margin

Our gross margin rate, as a percentage of sales, was 22.93% for the first quarter of 2016, as compared to 22.06% for the first quarter of 2015.  The increase in the gross margin rate, as a percentage of sales, in the first quarter of 2016, compared to the first quarter of 2015, resulted primarily from a decrease in fuel sales, a lower LIFO charge and our merger with Roundy’s due to its historically higher gross margin rate, partially offset by continued investments in lower prices for our customers and increased shrink costs, as a percentage of sales.

We calculate FIFO gross margin as sales less merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the LIFO charge.  Merchandise costs exclude depreciation and rent expenses.  Our LIFO charge was $15 million for the first quarter of 2016 compared to $28 million for the first quarter of 2015.  FIFO gross margin is a non-GAAP financial measure and should not be considered as an alternative to gross margin or any other GAAP measure of performance.  FIFO gross margin should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

Our FIFO gross margin rate was 22.98% for the first quarter of 2016, as compared to 22.14% for the first quarter of 2015.  Our fuel sales lower our gross margin rate, as a percentage of sales, due to the very low gross margin rate on fuel sales as compared to non-fuel sales.  Excluding the effect of fuel and Roundy’s, our FIFO gross margin rate decreased two basis points in the first quarter of 2016, compared to the first quarter of 2015.  The decrease in FIFO gross margin rate, excluding fuel and Roundy’s, in the first quarter of 2016, compared to the first quarter of 2015, resulted primarily from continued investments in lower prices for our customers and increased shrink costs, as a percentage of sales.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utility, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, increased 50 basis points to 16.70% for the first quarter of 2016 from 16.20% for the first quarter of 2015.  The increase in the OG&A rate in the first quarter of 2016, compared to the first quarter of 2015, resulted primarily from a decrease in fuel sales, our merger with Roundy’s due to its historically higher OG&A rate, compared to our other retail divisions, and increases in chargebacks related to credit card chip technology implementation and healthcare benefit costs, partially offset by increased supermarket sales, productivity improvements, effective cost controls and decreases in incentive plans and utility costs.  Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel and Roundy’s, our OG&A rate decreased 11 basis points in the first quarter of 2016, compared to the first quarter of 2015.  The decrease in the adjusted OG&A rate, excluding fuel and Roundy’s, in the first quarter of 2016, compared to the first quarter of 2015, resulted primarily from increased supermarket sales, productivity improvements, effective cost controls and decreases in incentive plans and utility costs, partially offset by increases in chargebacks related to credit card chip technology implementation and healthcare costs.

Rent Expense

Rent expense was $262 million in the first quarter of 2016 compared to $215 million in the first quarter of 2015.  Rent expense, as a percentage of sales, was 0.76% in the first quarter of 2016, compared to 0.65% in the first quarter of 2015.  Rent expense, as a percentage of sales, increased 11 basis point in the first quarter of 2016, compared to the first quarter of 2015.  The increase in rent expense, as a percentage of sales and total dollars, is due to our merger with Roundy’s and its higher volume of leased versus owned supermarkets.  Excluding Roundy’s, rent expense decreased 1 basis point in the first quarter of 2016, compared to the first quarter of 2015.  The decrease is due to our continued emphasis on owning rather than leasing, whenever possible.

Depreciation and Amortization Expense

Depreciation and amortization expense was $694 million, or 2.01% of total sales, for the first quarter of 2016 compared to $620 million, or 1.88% of total sales, for the first quarter of 2015.  The increase in our depreciation and amortization expense for the first quarter of 2016, compared to the first quarter of 2015, in total dollars and as a percentage of sales, was the result of additional depreciation on capital investments, excluding mergers and lease buyouts of $3.6 billion, during the rolling four quarter period ending with the first quarter of 2016, and our merger with Roundy’s.

Operating Profit and FIFO Operating Profit

Operating profit was $1.2 billion, or 3.47% of sales, for the first quarter of 2016, compared to $1.1 billion, or 3.33% of sales, for the first quarter of 2015.  Operating profit, as a percentage of sales, increased 14 basis points in the first quarter of 2016, compared to the first quarter of 2015, primarily due to increased supermarket sales, the effect of fuel sales, a lower LIFO charge, productivity improvements effective cost controls and decreases in incentive plans and utility costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers, our merger with Roundy’s due to its historically lower operating profit rate, compared to our other retail divisions, and increases in chargebacks related to credit card chip technology implementation, healthcare benefit and shrink costs, as a percentage of sales.

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

FIFO operating profit was $1.2 billion, or 3.51% of sales, for the first quarter of 2016, compared to $1.1 billion, or 3.42% of sales, for the first quarter of 2015.  Fuel sales lower our operating profit rate due to the very low operating profit rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  FIFO operating profit, as a percentage of sales excluding fuel and the effects of our Roundy’s merger, increased 2 basis points in the first quarter of 2016, compared to 2015.  The increase in our adjusted FIFO operating profit rate in the first quarter of 2016 compared to first quarter of 2015, was primarily due to increased supermarket sales, productivity improvements effective cost controls and decreases in incentive plans and utility costs, as a percentage of sales, partially offset by continued investments in lower prices for our customers and increases in chargebacks related to credit card chip technology implementation, healthcare benefit and shrink costs, as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.1 billion of cash from operating activities during the first quarter of 2016 compared to $1.8 billion during the first quarter 2015.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses, and changes in working capital.  The cash provided from operating activities increased in the first quarter of 2016 versus 2015, primarily due to an increase in net earnings including noncontrolling interests, higher depreciation and amortization and changes in working capital.  Changes in working capital provided cash from operating activities of $572 million in the first quarter of 2016 and $409 million in the first quarter of 2015.  The increase in cash provided by changes in working capital for the first quarter of 2016, compared to the first quarter of 2015, was primarily due to lower tax payments due to a 2015 tax deduction associated with tangible property regulations, partially offset by lower cash provided by net owned inventory in the first quarter of 2016 compared to first quarter of 2015.

Net cash used by investing activities

We used $1.1 billion of cash for investing activities during the first quarter of 2016 compared to $858 million during the first quarter of 2015.  The amount of cash used for investing activities increased in the first quarter of 2016 versus 2015, primarily due to increased cash payments for capital investments, partially offset by increased proceeds from the sale of assets.

Net cash used by financing activities

We used $887 million of cash for financing activities in the first quarter of 2016 compared to $913 million in the first quarter of 2015.  The decrease in the amount of cash used for financing activities for the first quarter of 2016, compared to the first quarter of 2015, was primarily due to higher repurchases of our outstanding common shares, offset by an increase in borrowings on commercial paper.

Debt Management

As of May 21, 2016, we maintained a $2.75 billion (with the ability to increase by $750 million), unsecured revolving credit facility that, unless extended, terminates on June 30, 2019.  Outstanding borrowings under the credit facility, the commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facility.  As of May 21, 2016, we had $1.2 billion of outstanding commercial paper and no borrowings under our credit facility.  The outstanding letters of credit that reduce funds available under our credit facility totaled $13 million as of May 21, 2016.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants.  As of May 21, 2016, we were in compliance with the financial covenants.  Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $307 million as of May 21, 2016 compared to fiscal year end 2015 debt of $12.1 billion.  The increase in debt is primarily due to increased commercial paper borrowings.

Common Stock Repurchase Program

During the first quarter of 2016, we invested $1.0 billion to repurchase 27.1 million Kroger common shares at an average price of $37.94 per share.  These shares were reacquired under two separate share repurchase programs.  The first is a $500 million share repurchase program authorized by our Board of Directors and announced on June 25, 2015.  On March 10, 2016, our Board of Directors approved an additional $500 million share repurchase authority to supplement the June 2015 program (together, the “Share Repurchase Programs”).  The Share Repurchase Programs were exhausted during the first quarter of 2016.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.

On June 22, 2016, our Board of Directors approved a new $500 million share repurchase program to replace the prior authorization, which had been exhausted.  As of June 28, 2016, we have not made any repurchases under this program.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to range from $6.7 to $7.2 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the first quarter of 2016.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.2 billion of commercial paper and $1.3 billion of senior notes maturing in the next twelve months, which is included in the $6.7 to $7.2 billion range of estimated liquidity needs.  The commercial paper matures in the second quarter of 2016, $800 million of senior notes mature in the third quarter of 2016 and $450 million of senior notes mature in the fourth quarter of 2016.  We expect to refinance this debt by issuing additional senior notes or commercial paper on favorable terms based on our past experience.  We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

CAPITAL INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $1.1 billion for the first quarter of 2016, compared to $915 million for the first quarter of 2015.  During the rolling four quarter period ending with the first quarter of 2016, we opened, acquired, expanded, or relocated 229 supermarkets and also completed 142 major within-the-wall remodels.  In the fourth quarter of 2015, we acquired 151 supermarkets due to our merger with Roundy’s.  Total supermarket square footage at the end of the first quarter of 2016 increased 7.1% from the end of the first quarter of 2015.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the first quarter of 2016 increased 2.0% over the end of the first quarter of 2015.

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

The following table provides a calculation of return on invested capital on a rolling four quarters basis ended May 21, 2016 and May 23, 2015.  The May 21, 2016 calculation of return on invested capital excludes the financial position and results for the Roundy’s transaction.

	Rolling Four Quarters Ended ($ in millions)
	May 21, 2016	May 23, 2015
Return on Invested Capital
Numerator
Operating profit	$3,674	$3,309
LIFO charge	15	147
Depreciation and amortization	2,163	1,987
Rent	770	705
Other	(73)	—
Adjusted operating profit	$6,549	$6,148

Denominator
Average total assets	$32,135	$29,662
Average taxes receivable(1)	(32)	(19)
Average LIFO reserve	1,281	1,199
Average accumulated depreciation and amortization	17,938	16,530
Average trade accounts payable	(5,639)	(5,344)
Average accrued salaries and wages	(1,174)	(1,124)
Average other current liabilities(2)	(3,025)	(2,737)
Adjustment for Roundy’s transaction	(1,115)	—
Rent x 8	6,160	5,640
Average invested capital	$46,529	$43,807
Return on Invested Capital	14.08%	14.03%

(1)         As of May 21, 2016 and May 23, 2015, taxes receivable were $48 million and $15 million, respectively.

(2)         As of May 21, 2016 and May 23, 2015, other current liabilities included accrued income taxes of $7 million and $9 million, respectively.  Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  Our critical accounting policies are summarized in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This amendment became effective for us beginning January 31, 2016, and was adopted prospectively in accordance with the standard. The adoption of this amendment did not have an effect on our Consolidated Balance Sheets or Consolidated Statements of Operations.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This amendment requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance will be effective for our fiscal year ending February 3, 2018. Early adoption is permitted. The implementation of this amendment will not have an effect on our Consolidated Statements of Operations and will not have a significant effect on our Consolidated Balance Sheets.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance will be effective for our fiscal year ending February 3, 2018. Early adoption is permitted. We are evaluating potential early adoption of this standard during fiscal 2016, but do not expect the adoption of this standard to have a material effect on our Consolidated Statements of Operations or Consolidated Balance Sheets.

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

•                            We expect net earnings to be $2.19 to $2.28 per diluted share in 2016. Based on current fuel margin trends, we believe it will be at the low-end to midpoint of the range. We expect fuel margins to be at or slightly below the five-year average.

•                            We expect identical supermarket sales growth, excluding fuel, of 2.5%-3.5% in fiscal year 2016.

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

•                            For 2016, we expect supermarket square footage growth of approximately 3.0% to 3.5% before mergers, acquisitions and operational closings.

•                            We expect 2016 year-end ROIC to increase slightly compared to the fiscal 2015 result, excluding Roundy’s.

•                            We expect the 2016 tax rate to be approximately 35%, excluding the potential effect of early adopting ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”

•                            For 2016, we anticipate product cost inflation to be less than 1.0%, excluding fuel.

•                            For 2016, we expect an annualized LIFO charge of approximately $50 million, primarily related to our pharmacy inventory.

•                            We expect 2016 Company-sponsored pension plans expense to be approximately $80 million.  We do not expect to make a cash contribution in 2016.

•                            For 2016, we expect to contribute $260 million to multi-employer pension funds.  We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans.  Although these liabilities are not a direct obligation or liability for Kroger, any new agreements that would commit us to fund certain multi-employer plans will be expensed when our commitment is probable and an estimate can be made.

•                            In 2016, we will negotiate agreements with UFCW for store associates in Little Rock, Nashville, Southern California and Fry’s in Arizona. Negotiations this year will be challenging as we must have competitive cost structures in each market while meeting our associates’ needs for solid wages and good quality, affordable health care and retirement benefits. Also, continued long term financial viability of our current taft Hartley pension plan participation is important to address.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 4.         Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 21, 2016, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended May 21, 2016, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(4) (in millions)
First four weeks
January 31, 2016 to February 27, 2016	2,918,349	$38.16	2,917,321	$391
Second four weeks
February 28, 2016 to March 26, 2016	9,742,052	$37.88	9,416,844	$539
Third four weeks
March 27, 2016 to April 23, 2016	14,420,912	$37.99	14,420,799	$—
Fourth four weeks
April 24, 2016 to May 21, 2016	322,241	$35.60	322,036	$—
Total	27,403,554	$37.94	27,077,000	$—

(1)         The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The first quarter of 2016 contained four 28-day periods.

(2)         Includes (i) shares repurchased under a $500 million share repurchase program authorized by the Board of Directors and announced on June 25, 2015 and the supplemental $500 million of share repurchase authority approved by the Board of Directors and announced on March 10, 2016 (together, the “Share Repurchase Programs”), (ii)  shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”), and (iii) 326,554 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)         Represents shares repurchased under the 2015 Repurchase Program and the 1999 Repurchase Program.

(4)         The amounts shown in this column reflect the amount remaining under the Share Repurchase Programs.  Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The Share Repurchase Programs have been exhausted. The 1999 Repurchase Program does not have an expiration date but may be terminated by the Board of Directors at any time. On June 22, 2016, the Board of Directors approved a new $500 million share repurchase program to replace the prior authorization, which had been exhausted. As of June 28, 2016, no repurchases were made under this program.

Item 6. Exhibits.

EXHIBIT 3.1	-

Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010, as amended by the Amendment to Amended Articles of Incorporation, which is hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23 2015.

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

THE KROGER CO.

Dated: June 28, 2016	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: June 28, 2016	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Executive Vice President and Chief Financial Officer

Exhibit Index

EXHIBIT 3.1	-

Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010, as amended by the Amendment to Amended Articles of Incorporation, which is hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23 2015.

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