Form 10-Q
period 2016-08-13
KROGER CO
filed 2016-09-20
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 13, 2016

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

There were 944,173,295 shares of Common Stock ($1 par value) outstanding as of September 14, 2016.

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 13,	August 15,	August 13,	August 15,
	2016	2015	2016	2015
Sales	$26,565	$25,539	$61,169	$58,590
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	20,697	20,065	47,366	45,825
Operating, general and administrative	4,473	4,068	10,252	9,422
Rent	205	155	467	370
Depreciation and amortization	525	477	1,219	1,097

Operating profit	665	774	1,865	1,876
Interest expense	116	114	271	262

Earnings before income tax expense	549	660	1,594	1,614
Income tax expense	171	227	521	557

Net earnings including noncontrolling interests	378	433	1,073	1,057
Net earnings (loss) attributable to noncontrolling interests	(5)	—	(6)	5

Net earnings attributable to The Kroger Co.	$383	$433	$1,079	$1,052

Net earnings attributable to The Kroger Co. per basic common share	$0.40	$0.44	$1.13	$1.08

Average number of common shares used in basic calculation	943	963	949	966

Net earnings attributable to The Kroger Co. per diluted common share	$0.40	$0.44	$1.11	$1.06

Average number of common shares used in diluted calculation	959	977	966	981

Dividends declared per common share	$0.120	$0.105	$0.225	$0.198

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions and unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 13, 2016	August 15, 2015	August 13, 2016	August 15, 2015
Net earnings including noncontrolling interests	$378	$433	$1,073	$1,057

Other comprehensive income (loss)
Realized and unrealized gains and losses on available for sale securities, net of income tax(1)	(14)	4	(20)	7
Amortization of amounts included in net periodic pension expense, net of income tax(2)	6	13	15	29
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	(71)	(3)	(98)	17
Amortization of unrealized gains on cash flow hedging activities, net of income tax	—	—	1	—

Total other comprehensive income (loss)	(79)	14	(102)	53

Comprehensive income	299	447	971	1,110
Comprehensive income (loss) attributable to noncontrolling interests	(5)	—	(6)	5
Comprehensive income attributable to The Kroger Co.	$304	$447	$977	$1,105

(1)         Amount is net of tax of $(13) for the second quarter of 2016 and $3 for the second quarter of 2015.  Amount is net of tax of $(16) for the first two quarters of 2016 and $4 for the first two quarters of 2015.

(2)         Amount is net of tax of $5 for the second quarter of 2016 and $8 for the second quarter of 2015.  Amount is net of tax of $10 for the first two quarters of 2016 and $17 for the first two quarters of 2015.

(3)         Amount is net of tax of $(43) for the second quarter of 2016 and $(2) for the second quarter of 2015.  Amount is net of tax of $(58) for the first two quarters of 2016 and $10 for the first two quarters of 2015.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	August 13,	January 30,
	2016	2016
ASSETS
Current assets
Cash and temporary cash investments	$319	$277
Store deposits in-transit	959	923
Receivables	1,316	1,734
FIFO inventory	7,420	7,440
LIFO reserve	(1,300)	(1,272)
Prepaid and other current assets	530	790
Total current assets	9,244	9,892

Property, plant and equipment, net	20,687	19,619
Intangibles, net	1,039	1,053
Goodwill	2,749	2,724
Other assets	943	609

Total Assets	$34,662	$33,897

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$2,779	$2,370
Trade accounts payable	5,723	5,728
Accrued salaries and wages	1,214	1,426
Deferred income taxes	221	221
Other current liabilities	3,584	3,226
Total current liabilities	13,521	12,971

Long-term debt including obligations under capital leases and financing obligations	9,641	9,709
Deferred income taxes	1,649	1,752
Pension and postretirement benefit obligations	1,384	1,380
Other long-term liabilities	1,866	1,287

Total Liabilities	28,061	27,099

Commitments and contingencies (see Note 8)

SHAREOWNERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2016 and 2015	1,918	1,918
Additional paid-in capital	3,009	2,980
Accumulated other comprehensive loss	(782)	(680)
Accumulated earnings	14,874	14,011
Common shares in treasury, at cost, 974 shares in 2016 and 951 shares in 2015	(12,443)	(11,409)

Total Shareowners’ Equity - The Kroger Co.	6,576	6,820
Noncontrolling interests	25	(22)

Total Equity	6,601	6,798

Total Liabilities and Equity	$34,662	$33,897

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Two Quarters Ended
	August 13, 2016	August 15, 2015
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,073	$1,057
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,219	1,097
LIFO charge	27	48
Stock-based employee compensation	77	95
Expense for Company-sponsored pension plans	43	56
Deferred income taxes	(43)	(82)
Other	(32)	54
Changes in operating assets and liabilities net of effects from acquisitions of businesses:
Store deposits in-transit	(36)	54
Receivables	113	(26)
Inventories	35	92
Prepaid and other current assets	231	235
Trade accounts payable	(19)	210
Accrued expenses	(62)	56
Income taxes receivable and payable	313	(32)
Other	93	(82)

Net cash provided by operating activities	3,032	2,832

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,046)	(1,696)
Proceeds from sale of assets	99	24
Other	7	(38)

Net cash used by investing activities	(1,940)	(1,710)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	19	24
Payments on long-term debt	(70)	(34)
Net borrowings (payments) on commercial paper	285	(347)
Dividends paid	(202)	(181)
Excess tax benefits on stock-based awards	—	73
Proceeds from issuance of capital stock	44	74
Treasury stock purchases	(1,071)	(628)
Investment in the remaining equity of a noncontrolling interest	—	(26)
Other	(55)	(77)

Net cash used by financing activities	(1,050)	(1,122)

Net increase in cash and temporary cash investments	42	—

Cash and temporary cash investments:
Beginning of year	277	268
End of quarter	$319	$268

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,046)	$(1,696)
Payments for lease buyouts	5	16
Changes in construction-in-progress payables	(147)	(47)
Total capital investments, excluding lease buyouts	$(2,188)	$(1,727)

Disclosure of cash flow information:
Cash paid during the year for interest	$291	$279
Cash paid during the year for income taxes	$242	$651

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 31, 2015	1,918	$1,918	$2,748	944	$(10,809)	$(812)	$12,367	$30	$5,442
Issuance of common stock:
Stock options exercised	—	—	—	(6)	74	—	—	—	74
Restricted stock issued	—	—	(110)	(3)	33	—	—	—	(77)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	14	(500)	—	—	—	(500)
Stock options exchanged	—	—	—	4	(128)	—	—	—	(128)
Share-based employee compensation	—	—	95	—	—	—	—	—	95
Other comprehensive gain net of income tax of $31	—	—	—	—	—	53	—	—	53
Investment in the remaining equity of a noncontrolling interest	—	—	40	—	—	—	—	(57)	(17)
Other	—	—	128	—	(54)	—	—	—	74
Cash dividends declared ($0.198 per common share)	—	—	—	—	—	—	(191)	—	(191)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,052	5	1,057

Balances at August 15, 2015	1,918	$1,918	$2,901	953	$(11,384)	$(759)	$13,228	$(22)	$5,882

Balances at January 30, 2016	1,918	$1,918	$2,980	951	$(11,409)	$(680)	$14,011	$(22)	$6,798
Issuance of common stock:
Stock options exercised	—	—	—	(3)	44	—	—	—	44
Restricted stock issued	—	—	(108)	(2)	53	—	—	—	(55)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	26	(1,000)	—	—	—	(1,000)
Stock options exchanged	—	—	—	2	(71)	—	—	—	(71)
Share-based employee compensation	—	—	77	—	—	—	—	—	77
Other comprehensive loss net of income tax of $(64)	—	—	—	—	—	(102)	—	—	(102)
Other	—	—	60	—	(60)	—	—	53	53
Cash dividends declared ($0.225 per common share)	—	—	—	—	—	—	(216)	—	(216)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,079	(6)	1,073

Balances at August 13, 2016	1,918	$1,918	$3,009	974	$(12,443)	$(782)	$14,874	$25	$6,601

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

The unaudited information in the Consolidated Financial Statements for the second quarters and two quarters ended August 13, 2016 and August 15, 2015, includes the results of operations of the Company for the 12 and 28-week periods then ended.

Refer to Note 6 for a description of changes to the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for a recently adopted accounting standard regarding the presentation of employee share-based compensation payments.

2.              MERGER

On December 18, 2015, the Company closed its merger with Roundy’s, Inc. (“Roundy’s”).  In the second quarter of 2016, there was a purchase price allocation adjustment to reduce goodwill and other current liabilities by $8.

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

	Second Quarter Ended August 15, 2015	Two Quarters Ended August 15, 2015
Sales	$26,525	$60,861
Net earnings including noncontrolling interests	432	1,059
Net earnings attributable to noncontrolling interests	—	5

Net earnings attributable to The Kroger Co.	$432	$1,054

3.    DEBT OBLIGATIONS

Long-term debt consists of:

	August 13,	January 30,
	2016	2016
1.14% to 8.00% Senior Notes due through 2043	$9,833	$9,826
5.00% to 12.75% Mortgages due in varying amounts through 2027	50	58
0.63% to 0.66% Commercial paper borrowings due through August 2016	1,275	990
Other	509	522

Total debt, excluding capital leases and financing obligations	11,667	11,396

Less current portion	(2,725)	(2,318)

Total long-term debt, excluding capital leases and financing obligations	$8,942	$9,078

In anticipation of future debt refinancing in fiscal years 2016 through 2019, the Company, in the first and second quarters of 2016, entered into additional forward-starting interest rate swap agreements with an aggregate notional amount totaling $1,500.  After entering into these additional forward-starting interest rate swaps, the Company has a total of $1,900 notional amount of forward-starting interest rate swaps outstanding.  The forward-starting interest rate swaps entered into in the first two quarters of 2016 were designated as cash-flow hedges as defined by GAAP.

4.    BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the second quarters of 2016 and 2015.

	Second Quarter Ended
	Pension Benefits		Other Benefits
	August 13, 2016	August 15, 2015	August 13, 2016	August 15, 2015
Components of net periodic benefit cost:
Service cost	$15	$16	$2	$3
Interest cost	43	39	3	2
Expected return on plan assets	(55)	(53)	—	—
Amortization of:
Prior service cost	—	—	(2)	(3)
Actuarial loss (gain)	15	24	(2)	(1)

Net periodic benefit cost	$18	$26	$1	$1

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first two quarters of 2016 and 2015.

	Two Quarters Ended
	Pension Benefits		Other Benefits
	August 13, 2016	August 15, 2015	August 13, 2016	August 15, 2015
Components of net periodic benefit cost:
Service cost	$36	$35	$5	$6
Interest cost	101	90	6	6
Expected return on plan assets	(128)	(124)	—	—
Amortization of:
Prior service cost	—	—	(4)	(6)
Actuarial loss (gain)	34	55	(5)	(3)

Net periodic benefit cost	$43	$56	$2	$3

The Company is not required and does not expect to make any contributions to its Company-sponsored defined benefit pension plans in 2016.

The Company contributed $117 and $107 to employee 401(k) retirement savings accounts in the first two quarters of 2016 and 2015, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded.

During the second quarter of 2016, the Company incurred a charge of $111, $71 net of tax, due to commitments arising from the restructuring of certain multi-employer pension plan obligations during the second quarter of 2016.

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

	Second Quarter Ended August 13, 2016			Second Quarter Ended August 15, 2015
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$380	943	$0.40	$429	963	$0.44
Dilutive effect of stock options		16			14

Net earnings attributable to The Kroger Co. per diluted common share	$380	959	$0.40	$429	977	$0.44

	Two Quarters Ended August 13, 2016			Two Quarters Ended August 15, 2015
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,070	949	$1.13	$1,042	966	$1.08
Dilutive effect of stock options		17			15

Net earnings attributable to The Kroger Co. per diluted common share	$1,070	966	$1.11	$1,042	981	$1.06

The Company had combined undistributed and distributed earnings to participating securities totaling $3 in the second quarter of 2016 and $4 in the second quarter of 2015.  For the first two quarters of 2016 and 2015, the Company had combined undistributed and distributed earnings to participating securities of $9 and $10, respectively.

The Company had options outstanding for approximately 8 million and 2 million shares during the second quarters of 2016 and 2015, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.  The Company had options outstanding for approximately 6 million shares in the first two quarters of 2016 and 1 million shares in the first two quarters of 2015 that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

6.              RECENTLY ADOPTED ACCOUNTING STANDARDS

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This amendment became effective for the Company beginning January 31, 2016, and was adopted prospectively in accordance with the standard. The adoption of this amendment did not have an effect on the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations.

During the second quarter of 2016, the Company adopted ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. As a result of the adoption, the Company recognized $23 and $39 of excess tax benefits related to share-based payments in its provision for income taxes for the second quarter and first two quarters ended August 13, 2016, respectively. These items were historically recorded in additional paid-in capital. In addition, for the first two quarters of 2016, cash flows related to excess tax benefits are classified as an operating activity. Cash paid on employees’ behalf related to shares withheld for tax purposes is classified as a financing activity. Retrospective application of the cash flow presentation requirements resulted in increases to both “Net cash provided by operating activities” and “Net cash used by financing activities” of $55 for the first two quarters of 2016 and $77 for the first two quarters of 2015.  The Company’s stock compensation expense continues to reflect estimated forfeitures.

7.              RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” as amended by several subsequent ASUs, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Per ASU 2015-14, “Deferral of Effective Date,” this guidance will be effective for the Company in the first quarter of its fiscal year ending February 2, 2019.  Early adoption is permitted as of the first quarter of the Company’s fiscal year ending February 3, 2018.  The Company is currently in the process of evaluating the effect of adoption of this ASU on its Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which provides guidance for the recognition of lease agreements.  The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets.  This guidance will be effective in the first quarter of fiscal year ending February 1, 2020.  Early adoption is permitted.  The adoption of this ASU will result in a significant increase to the Company’s Consolidated Balance Sheets for lease liabilities and right-of-use assets, and the Company is currently evaluating the other effects of adoption of this ASU on its Consolidated Financial Statements.

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

For items carried at (or adjusted to) fair value in the Consolidated Financial Statements, the following tables summarize the fair value of these instruments at August 13, 2016 and January 30, 2016:

August 13, 2016 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities	$50	$—	$—	$50
Long-Lived Assets	—	—	337	337
Interest Rate Hedges	—	(182)	—	(182)
Total	$50	$(182)	$337	$205

January 30, 2016 Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities	$48	$—	$—	$48
Available-For-Sale Securities	41	—	—	41
Long-Lived Assets	—	—	7	7
Interest Rate Hedges	—	(26)	—	(26)
Total	$89	$(26)	$7	$70

In the first two quarters of 2016, the Company sold all available-for-sale securities for a gain of $27, which was recorded to “Operating, general and administrative” within the Consolidated Statements of Operations.

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

During the second quarter of 2016, the Company entered into agreements with a third party.  As part of the consideration for entering these agreements, we received a financial instrument that derives its value from the third party’s business operations.  We used the Monte-Carlo simulation method to determine the fair value of this financial instrument.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of this financial instrument.  The assumptions used in the Monte-Carlo simulation are classified as Level 3 inputs.  The financial instrument was valued at $335 and recorded in “Other assets” within the Consolidated Balance Sheets.  As the financial instrument was obtained in exchange for certain obligations, we also recognized offsetting deferred revenue liabilities in “Other current liabilities” and “Other long-term liabilities” within the Consolidated Balance Sheets.  The deferred revenue will be amortized to “Sales” within the Consolidated Statements of Operations over the term of the agreements.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets, and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 3 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for further discussion of the Company’s policies regarding the valuation of long-lived assets and store lease exit costs.  For the first two quarters of 2016, long-lived assets with a carrying amount of $13 were written down to their fair value of $2 resulting in an impairment charge of $11.  For the first two quarters of 2015, long-lived assets with a carrying amount of $30 were written down to their fair value of $4 resulting in an impairment charge of $26.  In fiscal year 2015, long-lived assets with a carrying amount of $53 were written down to their fair value of $7, resulting in an impairment charge of $46.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at August 13, 2016 and January 30, 2016.  At August 13, 2016, the fair value of total debt was $12,956 compared to a carrying value of $11,667.  At January 30, 2016, the fair value of total debt was $12,344 compared to a carrying value of $11,396.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Other Assets

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At August 13, 2016 and January 30, 2016, the carrying and fair value of long-term investments for which fair value is determinable was $132 and $128, respectively.  At August 13, 2016 and January 30, 2016, the carrying value of notes receivable for which fair value is determinable was $184 and $145, respectively.

10.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first two quarters of 2015 and 2016:

	Cash Flow Hedging Activities(1)	Available for sale Securities(1)	Pension and Postretirement Defined Benefit Plans(1)	Total(1)
Balance at January 31, 2015	$(49)	$17	$(780)	$(812)
OCI before reclassifications(2)	17	7	—	24
Amounts reclassified out of AOCI(3)	—	—	29	29
Net current-period OCI	17	7	29	53
Balance at August 15, 2015	$(32)	$24	$(751)	$(759)

Balance at January 30, 2016	$(51)	$20	$(649)	$(680)
OCI before reclassifications(2)	(98)	(6)	—	(104)
Amounts reclassified out of AOCI(3)	1	(14)	15	2
Net current-period OCI	(97)	(20)	15	(102)
Balance at August 13, 2016	$(148)	$—	$(634)	$(782)

(1)         All amounts are net of tax.

(2)         Net of tax of $10 and $4 for cash flow hedging activities and available for sale securities, respectively, for the first two quarters of 2015.  Net of tax of $(58) and $(3) for cash flow hedging activities and available for sale securities, respectively, for the first two quarters of 2016.

(3)         Net of tax of $17 for pension and postretirement defined benefit plans for the first two quarters of 2015.  Net of tax of $(13) for available for sale securities and $10 for pension and postretirement defined benefit plans for the first two quarters of 2016.

The following table represents the items reclassified out of AOCI and the related tax effects for the second quarter and first two quarters of 2016 and 2015:

	Second Quarter Ended		Two Quarters Ended
	August 13, 2016	August 15, 2015	August 13, 2016	August 15, 2015
Gains on cash flow hedging activities
Amortization of gains and losses on cash flow hedging activities(1)	$—	$—	$1	$—
Tax expense	—	—	—	—
Net of tax	—	—	1	—

Available for sale securities
Realized gains and losses on available for sale securities(2)	(27)	—	(27)	—
Tax expense	13	—	13	—
Net of tax	(14)	—	(14)	—

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(3)	11	21	25	46
Tax expense	(5)	(8)	(10)	(17)
Net of tax	6	13	15	29
Total reclassifications, net of tax	$(8)	$13	$2	$29

(1)         Reclassified from AOCI into interest expense.

(2)         Reclassified from AOCI into operating, general and administrative expense.

(3)         Reclassified from AOCI into merchandise costs and operating, general and administrative expense.  These components are included in the computation of net periodic pension expense (see Note 4 to the Company’s Consolidated Financial Statements for additional details).

11.  INCOME TAXES

The effective income tax rate was 31.1% in the second quarter of 2016, compared to 34.4% for the second quarter of 2015. The effective income tax rate was 32.7% for the first two quarters of 2016, compared to 34.5% for the first two quarters of 2015. The effective income tax rate for the second quarter of 2016 and the first two quarters of 2016 differed from the federal statutory rate primarily due to the recognition of excess tax benefits related to share-based payments after the adoption of ASU 2016-09, which caused a reduction in income tax expense of $23 in the second quarter of 2016 and $39 in the first two quarters of 2016, and the benefit from tax credits and deductions, partially offset by the effect of state income taxes. Excess tax benefits related to share-based payments were historically recorded in additional paid-in capital prior to the adoption of ASU 2016-09. The effective income tax rate for the second quarter of 2015 and the first two quarters of 2015 differed from the federal statutory rate primarily due to the benefit from the favorable conclusion of certain tax audits and the benefit from tax credits and deductions, partially offset by the effect of state income taxes.

12. SUBSEQUENT EVENTS

On September 2, 2016, the Company closed its merger with Modern HC Holdings, Inc. (“ModernHEALTH”) by purchasing all outstanding shares of ModernHEALTH for approximately $390.  The Company financed the transaction with commercial paper and is in the process of determining the purchase price allocation.  ModernHEALTH is a leading specialty pharmacy.

On June 22, 2016, the Board of Directors approved a $500 share repurchase program.  On September 15, 2016, the Board of Directors approved an additional $500 share repurchase authority to supplement the June 2016 program (together, the “2016 Share Repurchase Programs”).  During the third quarter of 2016, the Company used an additional $124 of cash to repurchase 4 million common shares at an average price of $30.89 per share.  As of September 20, 2016, the Company has $876 remaining under the 2016 Share Repurchase Programs.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

OVERVIEW

Notable items for the second quarter and first two quarters of 2016 are:

•                  Net earnings per diluted share of $0.40 for the quarter and $1.11 for the first two quarters of 2016.

•                  Net earnings for the second quarter and first two quarters of 2016 includes $111 million ($71 million after-tax) of charges to operating, general and administrative expenses related to the restructuring of certain pension obligations to help stabilize associates’ future benefits (“Second Quarter 2016 Adjusted Items”).

•                  Adjusted net earnings per diluted share of $0.47 for the quarter and $1.18 for the first two quarters of 2016.

•                  Identical supermarket sales, excluding fuel, increased 1.7% for the quarter and 2.1% for the first two quarters of 2016.

•                  Increased number of households shopping with us, visits per household, and market share.

•                  Results include unfavorable pricing and cost effects of sales leveraging from transitioning to a challenging, deflationary operating environment.

•                  During the first two quarters of 2016, we returned $1.3 billion to shareholders from share repurchases and dividend payments.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, for the second quarter and the first two quarters of 2016 and 2015 ($ in millions, except per share amounts):

	Second Quarter Ended			Two Quarters Ended
	August 13, 2016	August 15, 2015	Percentage Change	August 13, 2016	August 15, 2015	Percentage Change
Net earnings attributable to The Kroger Co.	$383	$433	(11.5)%	$1,079	$1,052	2.6%
Second Quarter 2016 Adjusted Items(1)(2)	71	—		71	—

Adjusted net earnings attributable to The Kroger Co.	$454	$433	4.8%	$1,150	$1,052	9.3%

Net earnings attributable to The Kroger Co. per diluted common share	$0.40	$0.44	(9.1)%	$1.11	$1.06	4.7%
Second Quarter 2016 Adjusted Items(3)	0.07	—		0.07	—

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.47	$0.44	6.8%	$1.18	$1.06	11.3%

Average number of common shares used in diluted calculation	959	977		966	981

(1)	The amount presented represents the after-tax effect of the Adjusted Items.
(2)	This pre-tax adjustment for the Second Quarter 2016 Adjusted Items were $111 million.
(3)	The amounts presented represent the net earnings per diluted common share effect of the Adjusted Items.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Second Quarter Ended				Two Quarters Ended
	August 13, 2016	Percentage Change	August 15, 2015	Percentage Change(2)	August 13, 2016	Percentage Change	August 15, 2015	Percentage Change(3)
Total supermarket sales without fuel	$22,153	7.2%	$20,657	5.2%	$51,688	7.7%	$48,013	5.6%
Fuel sales	3,473	(13.4)%	4,009	(18.8)%	7,376	(14.1)%	8,582	(22.8)%
Other sales(1)	939	7.6%	873	17.2%	2,105	5.5%	1,995	19.8%

Total sales	$26,565	4.0%	$25,539	0.9%	$61,169	4.4%	$58,590	0.5%

(1)         Other sales primarily relate to sales at convenience stores, excluding fuel; jewelry stores; food production plants to outside customers; variable interest entities; specialty pharmacy; in-store health clinics; digital coupon services; and online sales by Vitacost.com.

(2)         This column represents the percentage increase in the second quarter of 2015, compared to the second quarter of 2014.

(3)         This column represents the percentage increase in the first two quarters of 2015, compared to the first two quarters of 2014.

Total sales increased in the second quarter of 2016, compared to the second quarter of 2015, by 4.0%.  The increase in total sales for the second quarter of 2016, compared to the second quarter of 2015, was primarily due to our increase in total supermarket sales, without fuel, partially offset by a decrease in fuel sales due to a decrease in the average retail fuel price of 17.5%.  The increase in total supermarket sales without fuel for the second quarter of 2016, compared to second quarter of 2016, was primarily due to our identical supermarket sales increase, excluding fuel, of 1.7%, our merger with Roundy’s and an increase in supermarket square footage.  Identical supermarket sales, excluding fuel, for the second quarter of 2016, compared to the second quarter of 2015, increased primarily due to an increase in the number of households shopping with us and an increase in visits per household, partially offset by product cost deflation.  Total fuel sales decreased 13.4% in the second quarter of 2016, compared to the second quarter of 2015, primarily due to a decrease in the average retail fuel price of 17.5%, partially offset by an increase in fuel gallons sold of 5.0%.  The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

Total sales increased in the first two quarters of 2016, compared to the first two quarters of 2015, by 4.4%.  The increase in total sales for the first two quarters of 2016, compared to the first two quarters of 2015, was primarily due to our increase in total supermarket sales without fuel, partially offset by a decrease in fuel sales due to a decrease in the average retail fuel price of 18.4%.  The increase in total supermarket sales, without fuel, for the first two quarters of 2016, compared to first two quarters of 2016, was primarily due to our identical supermarket sales increase, excluding fuel, of 2.1%, our merger with Roundy’s and an increase in supermarket square footage.  Identical supermarket sales, excluding fuel, for the first two quarters of 2016, compared to the first two quarters of 2015, increased primarily due to an increase in the number of households shopping with us and an increase in visits per household, partially offset by product cost deflation.  Total fuel sales decreased 14.1% in the first two quarters of 2016, compared to the first two quarters of 2015, primarily due to a decrease in the average retail fuel price of 18.4%, partially offset by an increase in fuel gallons sold of 5.3%.  The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Although identical supermarket sales is a relatively standard term, numerous methods exist for calculating identical supermarket sales growth.  As a result, the method used by our management to calculate identical supermarket sales may differ from methods other companies use to calculate identical supermarket sales.  We urge you to understand the methods used by other companies to calculate identical supermarket sales before comparing our identical supermarket sales to those of other such companies.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical multi-department stores and Roundy’s stores that are identical as if they were part of the Company in the prior year.  Our identical supermarket sales results are summarized in the table below.  We used the identical supermarket dollar figures presented below to calculate percentage changes for the second quarter and first two quarters of 2016.

Identical Supermarket Sales

($ in millions)

	Second Quarter
	August 13, 2016	Percentage Change	August 15, 2015	Percentage Change(1)
Including fuel centers	$23,938	(0.5)%	$24,053	1.3%
Excluding fuel centers	$21,264	1.7%	$20,917	5.3%

(1)         This column represents the percentage increase in identical supermarket sales in the second quarter of 2015, compared to the second quarter of 2014.

Identical Supermarket Sales

($ in millions)

	Two Quarters Ended
	August 13, 2016	Percentage Change	August 15, 2015	Percentage Change(1)
Including fuel centers	$55,250	0.0%	$55,251	0.9%
Excluding fuel centers	$49,559	2.1%	$48,544	5.5%

(1)         This column represents the percentage increase in identical supermarket sales in the first two quarters of 2015, compared to the first two quarters of 2014.

Gross Margin and FIFO Gross Margin

Our gross margin rate, as a percentage of sales, was 22.09% for the second quarter of 2016, as compared to 21.44% for the second quarter of 2015.  The increase in the gross margin rate, as a percentage of sales, in the second quarter of 2016, compared to the second quarter of 2015, resulted primarily from lower fuel sales, a lower LIFO charge and our merger with Roundy’s due to its historically higher gross margin rate, partially offset by continued investments in lower prices for our customers, unfavorable pricing and cost effects of sales leveraging from transitioning to a deflationary operating environment and increased warehousing, advertising and shrink costs, as a percentage of sales.  Lower fuel sales increase our gross margin rate, as a percentage of sales, due to the very low gross margin rate, as a percentage of sales, on fuel sales compared to non-fuel sales.

Our gross margin rate, as a percentage of sales, was 22.57% for the first two quarters of 2016, as compared to 21.79% for the first two quarters of 2015.  The increase in the gross margin rate, as a percentage of sales, in the first two quarters of 2016, compared to the first two quarters of 2015, resulted primarily from lower fuel sales, a lower LIFO charge and our merger with Roundy’s due to its historically higher gross margin rate, partially offset by continued investments in lower prices for our customers, unfavorable pricing and cost effects of sales leveraging from transitioning to a deflationary operating environment and increased warehousing, advertising and shrink costs, as a percentage of sales.

We calculate FIFO gross margin as sales less merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the LIFO charge.  Merchandise costs exclude depreciation and rent expenses.  Our LIFO charge was $12 million for the second quarter of 2016 compared to $21 million for the second quarter of 2015.  Our LIFO charge was $27 million for the first two quarters of 2016 and $48 million for the first two quarters of 2015.  FIFO gross margin is a non-GAAP financial measure and should not be considered as an alternative to gross margin or any other GAAP measure of performance.  FIFO gross margin should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

Our FIFO gross margin rate was 22.13% for the second quarter of 2016, as compared to 21.52% for the second quarter of 2015.  Our fuel sales lower our gross margin rate, as a percentage of sales, due to the very low gross margin rate on fuel sales as compared to non-fuel sales.  Excluding the effect of fuel and Roundy’s, our FIFO gross margin rate decreased 13 basis points in the second quarter of 2016, compared to the second quarter of 2015.  The decrease in FIFO gross margin rate, excluding fuel and Roundy’s, in the second quarter of 2016, compared to the second quarter of 2015, resulted primarily from continued investments in lower prices for our customers, unfavorable pricing and cost effects of sales leveraging from transitioning to a deflationary operating environment and increased warehousing, advertising and shrink costs, as a percentage of sales.

Our FIFO gross margin rate was 22.61% for the first two quarters of 2016, as compared to 21.87% for the first two quarters of 2015.  Excluding the effect of fuel and Roundy’s, our FIFO gross margin rate decreased six basis points for the first two quarters of 2016, compared to the first two quarters of 2015.  This decrease in FIFO gross margin rate, excluding fuel and Roundy’s, in the first two quarters of 2016, compared to the first two quarters of 2015, resulted primarily from continued investments in lower prices for our customers, unfavorable pricing and cost effects of sales leveraging from transitioning to a deflationary operating environment and increased warehousing, advertising and shrink costs, as a percentage of sales.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utility, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, increased 91 basis points to 16.84% for the second quarter of 2016 from 15.93% for the second quarter of 2015.  The increase in the OG&A rate in the second quarter of 2016, compared to the second quarter of 2015, resulted primarily from a decrease in fuel sales, the Second Quarter 2016 Adjusted Items, our merger with Roundy’s due to its historically higher OG&A rate, compared to our other retail divisions, investments in additional labor hours, amidst a deflationary operating environment, to support unit growth and our Customer 1st Strategy and increases in credit card and healthcare benefit costs, partially offset by increased supermarket sales, productivity improvements, continuing cost control efforts and decreases in incentive plans and utility costs, as a percentage of sales.  Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, the Second Quarter 2016 Adjusted Items and Roundy’s, our OG&A rate decreased 16 basis points in the second quarter of 2016, compared to the second quarter of 2015.  The decrease in the adjusted OG&A rate, excluding fuel, the Second Quarter 2016 Adjusted Items and Roundy’s, in the second quarter of 2016, compared to the second quarter of 2015, resulted primarily from increased supermarket sales, productivity improvements, continuing cost control efforts and decreases in incentive plans and utility costs, partially offset by investments in additional labor hours, amidst a deflationary operating environment, to support unit growth and our Customer 1st Strategy and increases in credit card and healthcare benefit costs, as a percentage of sales.

OG&A expenses, as a percentage of sales, increased 68 basis points to 16.76% for the first two quarters of 2016 from 16.08% for the first two quarters of 2015.  The increase in the OG&A rate in the first two quarters of 2016, compared to the first two quarters of 2015, resulted primarily from a decrease in fuel sales, the Second Quarter 2016 Adjusted Items, our merger with Roundy’s due to its historically higher OG&A rate, compared to our other retail divisions, investments in additional labor hours, amidst a deflationary operating environment, to support unit growth and our Customer 1st Strategy and increases in chargebacks related to credit card chip technology implementation, credit card and healthcare benefit costs, partially offset by increased supermarket sales, productivity improvements, effective cost controls and decreases in incentive plans and utility costs, as a percentage of sales.  Excluding the effect of fuel, the Second Quarter 2016 Adjusted Items and Roundy’s, our OG&A rate decreased 13 basis points in the first two quarters of 2016, compared to the first two quarters of 2015.  The decrease in the adjusted OG&A rate, excluding fuel, the Second Quarter 2016 Adjusted Items and Roundy’s, in the first two quarters of 2016, compared to the first two quarters of 2015, resulted primarily from increased supermarket sales, productivity improvements, effective cost controls and decreases in incentive plans and utility costs, partially offset by investments in additional labor hours, amidst a deflationary operating environment, to support unit growth and our Customer 1st Strategy and increases in chargebacks related to credit card chip technology implementation, credit card and healthcare benefit costs, as a percentage of sales.

Rent Expense

Rent expense was $205 million in the second quarter of 2016 compared to $155 million in the second quarter of 2015.  Rent expense, as a percentage of sales, was 0.77% in the second quarter of 2016, compared to 0.61% in the second quarter of 2015.  Rent expense was $467 million in the first two quarters of 2016 compared to $370 million in the first two quarters of 2015.  Rent expense, as a percentage of sales, was 0.76% in the first two quarters of 2016, compared to 0.63% in the first two quarters of 2015.  The increase in rent expense for both comparative periods, as a percentage of sales and total dollars, is primarily due to our merger with Roundy’s and its higher volume of leased versus owned supermarkets, lower fuel sales increasing our rent expense rate, as a percentage of sales, and increasing retail square footage.  Excluding Roundy’s, rent expense, as a percentage of sales, increased 5 basis points in the second quarter of 2016, compared to the second quarter of 2015, and increased 1 basis point in the first two quarters of 2016, compared to the first two quarters of 2015.  The increase for both comparative periods is due to lower fuel sales increasing our rent expense rate, as a percentage of sales, and increasing retail square footage.

Depreciation and Amortization Expense

Depreciation and amortization expense was $525 million, or 1.98% of total sales, for the second quarter of 2016 compared to $477 million, or 1.87% of total sales, for the second quarter of 2015.  Depreciation and amortization expense was $1.2 billion, or 1.99% of total sales, for the first two quarters of 2016 compared to $1.1 billion, or 1.87% of total sales, for the first two quarters of 2015.  The increase in our depreciation and amortization expense for both comparative periods, in total dollars and as a percentage of sales, was the result of additional depreciation on capital investments, excluding mergers and lease buyouts of $3.8 billion, during the rolling four quarter period ending with the second quarter of 2016, and our merger with Roundy’s.

Operating Profit and FIFO Operating Profit

Operating profit was $665 million, or 2.50% of sales, for the second quarter of 2016, compared to $774 million, or 3.03% of sales, for the second quarter of 2015.  Operating profit, as a percentage of sales, decreased 53 basis points in the second quarter of 2016, compared to the second quarter of 2015, primarily due to continued investments in lower prices for our customers and in additional labor hours, amidst a deflationary operating environment, to support unit growth and our Customer 1st Strategy, the Second Quarter 2016 Adjusted Items, unfavorable pricing and cost effects of sales leveraging from transitioning to a deflationary operating environment, our merger with Roundy’s due to its historically lower operating profit rate, compared to our other retail divisions, and increases in credit card, warehousing, advertising, shrink and healthcare benefit costs, partially offset by increased supermarket sales, the effect of fuel sales, a lower LIFO charge, productivity improvements, continuing cost control efforts and decreases in incentive plans and utility costs, as a percentage of sales.

Operating profit was $1.9 billion, or 3.05% of sales, for the first two quarters of 2016, compared to $1.9 billion, or 3.20% of sales, for the first two quarters of 2015.  Operating profit, as a percentage of sales, decreased 15 basis points in the first two quarters of 2016, compared to the first two quarters of 2015, primarily due to continued investments in lower prices for our customers and in additional labor hours, amidst a deflationary operating environment, to support unit growth and our Customer 1st Strategy, the Second Quarter 2016 Adjusted Items, unfavorable pricing and cost effects of sales leveraging from transitioning to a deflationary operating environment, our merger with Roundy’s due to its historically lower operating profit rate, compared to our other retail divisions, and increases in chargebacks related to credit card chip technology implementation, credit card, warehousing, advertising, shrink and healthcare benefit costs, partially offset by increased supermarket sales, the effect of fuel sales, a lower LIFO charge, productivity improvements, effective cost controls and decreases in incentive plans and utility costs, as a percentage of sales.

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

FIFO operating profit was $677 million, or 2.55% of sales, for the second quarter of 2016, compared to $795 million, or 3.11% of sales, for the second quarter of 2015.  Fuel sales lower our operating profit rate due to the very low operating profit rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  FIFO operating profit, as a percentage of sales excluding fuel, the Second Quarter 2016 Adjusted Items and the effects of our Roundy’s merger, decreased 7 basis points in the second quarter of 2016, compared to 2015.  The decrease in our adjusted FIFO operating profit rate in the second quarter of 2016, compared to the second quarter of 2015, was primarily due to continued investments in lower prices for our customers and in additional labor hours, amidst a deflationary operating environment, to support unit growth and our Customer 1st Strategy, unfavorable pricing and cost effects of sales leveraging from transitioning to a deflationary operating environment and increases in credit card, warehousing, advertising, shrink and healthcare benefit costs, partially offset by increased supermarket sales, a lower LIFO charge, productivity improvements, continuing cost control efforts and decreases in incentive plans and utility costs, as a percentage of sales.

FIFO operating profit was $1.9 billion, or 3.09% of sales, for the first two quarters of 2016, compared to $1.9 billion, or 3.28% of sales, for the first two quarters of 2015.  FIFO operating profit, as a percentage of sales excluding fuel, the Second Quarter 2016 Adjusted Items and the effects of our Roundy’s merger, decreased 2 basis points in the first two quarters of 2016, compared to 2015.  The decrease in our adjusted FIFO operating profit rate in the first two quarters of 2016 compared to the first two quarters of 2015, was primarily due to continued investments in lower prices for our customers and in additional labor hours, amidst a deflationary operating environment, to support unit growth and our Customer 1st Strategy, unfavorable pricing and cost effects of sales leveraging from transitioning to a deflationary operating environment and increases in chargebacks related to credit card chip technology implementation, credit card, warehousing, advertising, shrink and healthcare benefit costs, partially offset by increased supermarket sales, the effect of fuel sales, a lower LIFO charge, productivity improvements, effective cost controls and decreases in incentive plans and utility costs, as a percentage of sales.

Income Taxes

The effective income tax rate was 31.1% in the second quarter of 2016, compared to 34.4% for the second quarter of 2015. The effective income tax rate was 32.7% for the first two quarters of 2016, compared to 34.5% for the first two quarters of 2015. The effective income tax rate for the second quarter of 2016 and the first two quarters of 2016 differed from the federal statutory rate primarily due to the recognition of excess tax benefits related to share-based payments after the adoption of ASU 2016-09, which caused a reduction in income tax expense of $23 million in the second quarter of 2016 and $39 million in the first two quarters of 2016, and the benefit from tax credits and deductions, partially offset by the effect of state income taxes. Excess tax benefits related to share-based payments were historically recorded in additional paid-in capital prior to the adoption of ASU 2016-09. The effective income tax rate for the second quarter of 2015 and the first two quarters of 2015 differed from the federal statutory rate primarily due to the benefit from the favorable conclusion of certain tax audits and the benefit from tax credits and deductions, partially offset by the effect of state income taxes.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $0.40 per diluted share for the second quarter of 2016 represented a decrease of 9.1% from net earnings of $0.44 per diluted share for the second quarter of 2015.  Excluding the Second Quarter 2016 Adjusted Items, adjusted net earnings for second quarter 2016 totaled $454 million, or $0.47 per diluted share, compared to net earnings for the second quarter of 2015 of $433 million, or $0.44 per diluted share.  The net earnings for the second quarter of 2015 do not include any adjusted items.  We believe the adjusted net earnings per diluted share metric presents more accurate quarter-over-quarter and year-over-year comparisons for our financial results because the Second Quarter 2016 Adjusted Items were not the result of our normal operations.   The 6.8% increase in adjusted net earnings per diluted share for the second quarter of 2016, compared to net earnings per diluted share for the second quarter of 2015, resulted primarily from  increased earnings from fuel, a lower Last-In, First-Out (“LIFO”) charge, lower tax expense due to the adoption of a recently issued accounting standard and lower weighted average common shares outstanding due to common share repurchases, partially offset by lower non-fuel First-In, First Out (“FIFO”) operating profit primarily due to unfavorable pricing and cost effects of sales leveraging from transitioning to a deflationary operating environment.

For the first two quarters of 2016, net earnings totaled $1.1 billion, or $1.11 per diluted share, compared to $1.1 billion, or $1.06 per diluted share for the same period of 2015.  Excluding the Second Quarter 2016 Adjusted Items, adjusted net earnings for the first two quarters of 2016 totaled $1.2 billion, or $1.18 per diluted share, compared to net earnings for the first two quarters of 2015 of $1.1 billion, or $1.06 per diluted share.  The net earnings for the first two quarters of 2015 do not include any adjusted items.  The 11.3% increase in adjusted net earnings per diluted share for the first two quarters of 2016, compared to net earnings per diluted share for the first two quarters of 2015, resulted primarily from an increase in non-fuel FIFO operating profit, increased earnings from fuel, a lower LIFO charge, lower income tax expense due to the adoption of a recently issued accounting standard and lower weighted average common shares outstanding due to common share repurchases, partially offset by unfavorable pricing and cost effects of sales leveraging from transitioning to a deflationary operating environment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $3.0 billion of cash from operating activities during the first two quarters of 2016 compared to $2.8 billion during the first two quarters of 2015.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses, and changes in working capital.  The cash provided from operating activities increased in the first two quarters of 2016 versus 2015, primarily due to an increase in net earnings including noncontrolling interests, higher depreciation and amortization and an increase in other long-term liabilities due to commitments arising from the restructuring of certain multi-employer pension plan obligations during the second quarter of 2016.  Changes in working capital provided cash from operating activities of $575 million in the first two quarters of 2016 and $589 million in the first two quarters of 2015.  The decrease in cash provided by changes in working capital for the first two quarters of 2016, compared to the first two quarters of 2015, was primarily due to lower cash provided by trade accounts payable, partially offset by lower tax payments due to a 2015 tax deduction associated with tangible property regulations.

Net cash used by investing activities

We used $1.9 billion of cash for investing activities during the first two quarters of 2016 compared to $1.7 billion during the first two quarters of 2015.  The amount of cash used for investing activities increased in the first two quarters of 2016 versus 2015, primarily due to increased cash payments for capital investments, partially offset by increased proceeds from the sale of assets.

Net cash used by financing activities

We used $1.1 billion of cash for financing activities in the first two quarters of 2016 and 2015.  The amount of cash used for financing activities for the first two quarters of 2016, compared to the first two quarters of 2015, decreased $72 million primarily due to an increase in borrowings on commercial paper, offset by higher repurchases of our outstanding common shares.

Debt Management

As of August 13, 2016, we maintained a $2.75 billion (with the ability to increase by $750 million), unsecured revolving credit facility that, unless extended, terminates on June 30, 2019.  Outstanding borrowings under the credit facility, the commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facility.  As of August 13, 2016, we had $1.3 billion of outstanding commercial paper and no borrowings under our credit facility.  The outstanding letters of credit that reduce funds available under our credit facility totaled $13 million as of August 13, 2016.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants.  As of August 13, 2016, we were in compliance with the financial covenants.  Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $341 million as of August 13, 2016 compared to fiscal year end 2015 debt of $12.1 billion.  The increase in debt is primarily due to increased commercial paper borrowings.

Common Share Repurchase Program

During the second quarter of 2016, we invested $44 million to repurchase 1.2 million Kroger common shares at an average price of $36.39 per share.  For the first two quarters of 2016, we invested $1.1 billion to repurchase 28.3 million Kroger common shares at an average price of $37.87 per share.  These shares were reacquired under two separate share repurchase programs.  The first is a $500 million share repurchase program authorized by our Board of Directors and announced on June 25, 2015.  On March 10, 2016, our Board of Directors approved an additional $500 million share repurchase authority to supplement the June 2015 program (together, the “Share Repurchase Programs”).  The Share Repurchase Programs were exhausted during the first quarter of 2016.  The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option and long-term incentive plans as well as the associated tax benefits.

On June 22, 2016, our Board of Directors approved a $500 million share repurchase program.  On September 15, 2016, our Board of Directors approved an additional $500 million share repurchase authority to supplement the June 2016 program (together, the “2016 Share Repurchase Programs”).  During the third quarter of 2016, the Company used an additional $124 million of cash to repurchase 4 million common shares at an average price of $30.89 per share.  As of September 20, 2016, we have $876 million remaining under the 2016 Share Repurchase Programs.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to range from $6.4 to $6.9 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt and commercial paper, offset by cash on hand at the end of the second quarter of 2016.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.3 billion of commercial paper and $1.3 billion of senior notes maturing in the next twelve months, which is included in the $6.4 to $6.9 billion range of estimated liquidity needs.  The commercial paper matures in the third quarter of 2016, $800 million of senior notes mature in the third quarter of 2016 and $450 million of senior notes mature in the fourth quarter of 2016.  We expect to refinance this debt by issuing additional senior notes or commercial paper on favorable terms based on our past experience.  We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

CAPITAL INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $1 billion for the second quarter of 2016, compared to $812 million for the first quarter of 2015.  Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $2.2 billion in the first two quarters of 2016 and $1.7 billion in the first two quarters of 2015.  Capital expenditures for the purchase of leased facilities totaled $5 million for the first two quarters of 2016 compared to $16 million for the first two quarters of 2015.  During the rolling four quarter period ending with the second quarter of 2016, we opened, acquired, expanded, or relocated 232 supermarkets and also completed 149 major within-the-wall remodels.  In the fourth quarter of 2015, we acquired 151 supermarkets due to our merger with Roundy’s.  Total supermarket square footage at the end of the second quarter of 2016 increased 7.6% from the end of the second quarter of 2015.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the second quarter of 2016 increased 2.6% over the end of the second quarter of 2015.

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

The following table provides a calculation of return on invested capital on a rolling four quarters basis ended August 13, 2016 and August 15, 2015.  The August 13, 2016 calculation of return on invested capital excludes the financial position and results for the Roundy’s transaction.

	Rolling Four Quarters Ended ($ in millions)
	August 13, 2016	August 15, 2015
Return on Invested Capital
Numerator
Operating profit	$3,565	$3,439
LIFO charge	7	141
Depreciation and amortization	2,211	2,020
Rent	820	694
Adjustments for pension plan agreements	111	—
Other	(103)	—
Adjusted operating profit	$6,611	$6,294

Denominator
Average total assets	$32,722	$29,900
Average taxes receivable(1)	(64)	(36)
Average LIFO reserve	1,297	1,222
Average accumulated depreciation and amortization	18,333	16,884
Average trade accounts payable	(5,492)	(5,169)
Average accrued salaries and wages	(1,218)	(1,175)
Average other current liabilities(2)	(3,326)	(2,966)
Adjustment for Roundy’s transaction	(1,421)	—
Rent x 8	6,560	5,552
Average invested capital	$47,391	$44,212
Return on Invested Capital	13.95%	14.24%

(1)         As of August 13, 2016 and August 15, 2015, taxes receivable were $79 million and $48 million, respectively.

(2)         As of August 13, 2016 and August 15, 2015, other current liabilities did not include accrued income taxes.  Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

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

During the second quarter of 2016, we adopted ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. As a result of the adoption, we recognized $23 million and $39 million of excess tax benefits related to share-based payments in our provision for income taxes for the second quarter and first two quarters ended August 13, 2016. These items were historically recorded in additional paid-in capital. In addition, for the first two quarters of 2016, cash flows related to excess tax benefits are classified as an operating activity. Cash paid on employees’ behalf related to shares withheld for tax purposes is classified as a financing activity. Retrospective application of the cash flow presentation requirements resulted in increases to both “Net cash provided by operating activities” and “Net cash used by financing activities” of $55 million for the first two quarters of 2016 and $77 million for the first two quarters of 2015.  Our stock compensation expense continues to reflect estimated forfeitures.

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

•                              We expect net earnings to be $2.03 to $2.13 per diluted share in 2016. Our 2016 adjusted net earnings per diluted share guidance range is $2.10 to $2.20, which excludes the $0.07 charge from our commitment to restructure certain multi-employer pension obligations.  Over the long-term, we expect to achieve our net earnings per diluted share growth rate guidance of 8% to 11%, plus a growing dividend.

•                              We expect identical supermarket sales growth, excluding fuel, for the remainder of 2016 to be in the 0.5% to 1.5% range, which is 1.4% to 1.8% for the full year.

•                              We expect full-year FIFO operating margin in 2016, excluding fuel, to decline slightly compared to 2015 results.

•                              We expect capital investments, excluding mergers, acquisitions and purchases of leased facilities, to be $3.6 to $3.9 billion for 2016 and for 2017.  For 2016, these capital investments include approximately 85 major projects covering new stores, expansions and relocations; 150-170 major remodels; and other investments including minor remodels and technology and infrastructure to support our Customer 1st business strategy.

•                              For 2016, we expect supermarket square footage growth of approximately 2.9% to 3.3% before mergers, acquisitions and operational closings.

•                              We expect 2016 year-end ROIC to decrease compared to the fiscal 2015 result, excluding Roundy’s and ModernHEALTH.

•                              We expect the 2016 tax rate to be approximately 35%, excluding the effect of early adopting ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” and the resolution of certain tax items.

•                              For 2016, we anticipate product cost deflation, excluding fuel, through early 2017.  We also expect an annualized LIFO charge of approximately $50 million, primarily related to our pharmacy inventory.

•                              We expect 2016 Company-sponsored pension plans expense to be approximately $80 million.  We do not expect to make a cash contribution in 2016.

•                              For 2016, we expect to contribute $260 million to multi-employer pension funds, excluding the multi-employer pension commitment entered into during the second quarter of 2016.  We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans.  Although these liabilities are not a direct obligation or liability for Kroger, any new agreements that would commit us to fund certain multi-employer plans will be expensed when our commitment is probable and an estimate can be made.

•                              We are currently negotiating agreements with UFCW for Fry’s in Arizona and for store associates in Atlanta and Michigan. We are also negotiating an agreement with the Teamsters for our Roundy’s distribution center in Wisconsin. Negotiations this year will be challenging as we must have competitive cost structures in each market while meeting our associates’ needs for solid wages and good quality, affordable health care and retirement benefits. Also, continued long term financial viability of our current Taft Hartley pension plan participation is important to address.

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

Item 4.         Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 13, 2016, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended August 13, 2016, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(4) (in millions)
First four weeks
May 22, 2016 to June 18, 2016	76,215	$35.87	76,215	$500
Second four weeks
June 19, 2016 to July 16, 2016	1,676,260	$36.61	516,511	$500
Third four weeks
July 17, 2016 to August 13, 2016	619,781	$36.30	619,781	$500
Total	2,372,256	$36.50	1,212,507	$500

(1)         The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The second quarter of 2016 contained three 28-day periods.

(2)         Includes (i) shares repurchased under a $500 million share repurchase program authorized by the Board of Directors and announced on June 25, 2015 and the supplemental $500 million of share repurchase authority approved by the Board of Directors and announced on March 10, 2016 (together, the “Share Repurchase Programs”), (ii)  shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”), and (iii) 1,159,749 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)         Represents shares repurchased under the Share Repurchase Programs and the 1999 Repurchase Program.

(4)         On June 22, 2016, our Board of Directors approved a new $500 million share repurchase program, and no repurchases were made under this program during the second quarter of 2016.  On September 15, 2016, our Board of Directors approved an additional $500 million share repurchase authority to supplement the June 2016 program (together, the “2016 Share Repurchase Programs”). The amounts shown in this column reflect the amount remaining under the 2016 Share Repurchase Programs as of the specified period end dates.  Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity.  The 2016 Share Repurchase Programs and the 1999 Repurchase Program do not have an expiration date but may be terminated by our Board of Directors at any time.

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

THE KROGER CO.

Dated: September 20, 2016	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: September 20, 2016	By:	/s/ J. Michael Schlotman
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