Form 10-Q
period 2016-11-05
KROGER CO
filed 2016-12-13
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 5, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 938,124,655 shares of Common Stock ($1 par value) outstanding as of December 7, 2016.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 5,	November 7,	November 5,	November 7,
	2016	2015	2016	2015
Sales	$26,557	$25,075	$87,726	$83,665
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	20,653	19,478	68,019	65,303
Operating, general and administrative	4,443	4,169	14,695	13,591
Rent	199	172	666	542
Depreciation and amortization	549	484	1,768	1,581

Operating profit	713	772	2,578	2,648
Interest expense	124	107	396	369

Earnings before income tax expense	589	665	2,182	2,279
Income tax expense	206	238	727	795

Net earnings including noncontrolling interests	383	427	1,455	1,484
Net earnings (loss) attributable to noncontrolling interests	(8)	(1)	(14)	4

Net earnings attributable to The Kroger Co.	$391	$428	$1,469	$1,480

Net earnings attributable to The Kroger Co. per basic common share	$0.41	$0.44	$1.54	$1.52

Average number of common shares used in basic calculation	940	965	946	966

Net earnings attributable to The Kroger Co. per diluted common share	$0.41	$0.43	$1.52	$1.50

Average number of common shares used in diluted calculation	953	979	962	980

Dividends declared per common share	$0.120	$0.105	$0.345	$0.303

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions and unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 5,	November 7,	November 5,	November 7,
	2016	2015	2016	2015
Net earnings including noncontrolling interests	$383	$427	$1,455	$1,484

Other comprehensive income (loss)
Realized and unrealized gains and losses on available for sale securities, net of income tax(1)	—	1	(20)	8
Amortization of amounts included in net periodic pension expense, net of income tax(2)	8	12	23	41
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	46	(3)	(52)	14
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	—	—	1	—

Total other comprehensive income (loss)	54	10	(48)	63

Comprehensive income	437	437	1,407	1,547
Comprehensive income (loss) attributable to noncontrolling interests	(8)	(1)	(14)	4
Comprehensive income attributable to The Kroger Co.	$445	$438	$1,421	$1,543

(1)	Amount is net of tax of $1 for the third quarter of 2015. Amount is net of tax of $(16) for the first three quarters of 2016 and $5 for the first three quarters of 2015.
(2)

Amount is net of tax of $4 for the third quarter of 2016 and $8 for the third quarter of 2015. Amount is net of tax of $14 for the first three quarters of 2016 and $25 for the first three quarters of 2015.

(3)

Amount is net of tax of $27 for the third quarter of 2016 and $(2) for the third quarter of 2015. Amount is net of tax of $(31) for the first three quarters of 2016 and $8 for the first three quarters of 2015.

(4)	Amount is net of tax of $1 for the third quarter of 2016 and the first three quarters of 2016.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

(unaudited)

	November 5,	January 30,
	2016	2016
ASSETS
Current assets
Cash and temporary cash investments	$374	$277
Store deposits in-transit	1,043	923
Receivables	1,488	1,734
FIFO inventory	8,268	7,440
LIFO reserve	(1,292)	(1,272)
Prepaid and other current assets	522	790
Total current assets	10,403	9,892

Property, plant and equipment, net	20,966	19,619
Intangibles, net	1,164	1,053
Goodwill	3,035	2,724
Other assets	939	609

Total Assets	$36,507	$33,897

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$3,019	$2,370
Trade accounts payable	6,310	5,728
Accrued salaries and wages	1,153	1,426
Deferred income taxes	221	221
Other current liabilities	3,421	3,226
Total current liabilities	14,124	12,971

Long-term debt including obligations under capital leases and financing obligations	10,817	9,709
Deferred income taxes	1,759	1,752
Pension and postretirement benefit obligations	1,381	1,380
Other long-term liabilities	1,796	1,287

Total Liabilities	29,877	27,099

Commitments and contingencies (see Note 8)

SHAREOWNERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2016 and 2015	1,918	1,918
Additional paid-in capital	3,039	2,980
Accumulated other comprehensive loss	(728)	(680)
Accumulated earnings	15,150	14,011
Common shares in treasury, at cost, 984 shares in 2016 and 951 shares in 2015	(12,767)	(11,409)

Total Shareowners’ Equity - The Kroger Co.	6,612	6,820
Noncontrolling interests	18	(22)

Total Equity	6,630	6,798

Total Liabilities and Equity	$36,507	$33,897

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions and unaudited)

	Three Quarters Ended
	November 5,	November 7,
	2016	2015
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,455	$1,484
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,768	1,581
LIFO charge	19	58
Stock-based employee compensation	110	130
Expense for Company-sponsored pension plans	62	79
Deferred income taxes	5	(149)
Other	(27)	67
Changes in operating assets and liabilities net of effects from mergers of businesses:
Store deposits in-transit	(120)	26
Receivables	48	1
Inventories	(798)	(693)
Prepaid and other current assets	219	242
Trade accounts payable	509	814
Accrued expenses	(144)	240
Income taxes receivable and payable	267	45
Other	83	(80)

Net cash provided by operating activities	3,456	3,845

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(3,025)	(2,532)
Proceeds from sale of assets	114	34
Payments for mergers	(401)	—
Other	39	(82)

Net cash used by investing activities	(3,273)	(2,580)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,785	58
Payments on long-term debt	(1,332)	(547)
Net borrowings on commercial paper	1,200	100
Dividends paid	(316)	(283)
Excess tax benefits on stock-based awards	—	83
Proceeds from issuance of capital stock	51	94
Treasury stock purchases	(1,401)	(659)
Investment in the remaining equity of a noncontrolling interest	—	(26)
Other	(73)	(79)

Net cash used by financing activities	(86)	(1,259)

Net increase in cash and temporary cash investments	97	6

Cash and temporary cash investments:
Beginning of year	277	268
End of quarter	$374	$274

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(3,025)	$(2,532)
Payments for lease buyouts	5	16
Changes in construction-in-progress payables	14	(42)
Total capital investments, excluding lease buyouts	$(3,006)	$(2,558)

Disclosure of cash flow information:
Cash paid during the year for interest	$410	$397
Cash paid during the year for income taxes	$450	$864

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 31, 2015	1,918	$1,918	$2,748	944	$(10,809)	$(812)	$12,367	$30	$5,442
Issuance of common stock:
Stock options exercised	—	—	—	(7)	94	—	—	—	94
Restricted stock issued	—	—	(113)	(3)	34	—	—	—	(79)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	14	(500)	—	—	—	(500)
Stock options exchanged	—	—	—	4	(159)	—	—	—	(159)
Share-based employee compensation	—	—	130	—	—	—	—	—	130
Other comprehensive gain net of income tax of $38	—	—	—	—	—	63	—	—	63
Investment in the remaining equity of a noncontrolling interest	—	—	40	—	—	—	—	(57)	(17)
Other	—	—	143	—	(60)	—	—	(3)	80
Cash dividends declared ($0.303 per common share)	—	—	—	—	—	—	(293)	—	(293)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,480	4	1,484

Balances at November 7, 2015	1,918	$1,918	$2,948	952	$(11,400)	$(749)	$13,554	$(26)	$6,245

Balances at January 30, 2016	1,918	$1,918	$2,980	951	$(11,409)	$(680)	$14,011	$(22)	$6,798
Issuance of common stock:
Stock options exercised	—	—	—	(4)	51	—	—	—	51
Restricted stock issued	—	—	(111)	(2)	55	—	—	—	(56)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	37	(1,319)	—	—	—	(1,319)
Stock options exchanged	—	—	—	2	(82)	—	—	—	(82)
Share-based employee compensation	—	—	110	—	—	—	—	—	110
Other comprehensive loss net of income tax of $(32)	—	—	—	—	—	(48)	—	—	(48)
Other	—	—	60	—	(63)	—	—	54	51
Cash dividends declared ($0.345 per common share)	—	—	—	—	—	—	(330)	—	(330)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,469	(14)	1,455

Balances at November 5, 2016	1,918	$1,918	$3,039	984	$(12,767)	$(728)	$15,150	$18	$6,630

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.ACCOUNTING POLICIES

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

The unaudited information in the Consolidated Financial Statements for the third quarters and three quarters ended November 5, 2016 and November 7, 2015, includes the results of operations of the Company for the 12 and 40-week periods then ended.

Refer to Note 6 for a description of changes to the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for a recently adopted accounting standard regarding the presentation of employee share-based compensation payments.

Revenue Recognition

The Company changed from the remote method to the proportional method of recognizing gift card and gift certificate revenue, which had an immaterial effect on earnings.

2.MERGER

On September 2, 2016, the Company closed its merger with Modern HC Holdings, Inc. (“ModernHEALTH”) by purchasing 100% of the outstanding shares of ModernHEALTH for $407.  This merger allows the Company to expand its specialty pharmacy services by significantly increasing geographic reach and patient therapies.  The merger was accounted for under the purchase method of accounting and was financed through the issuance of commercial paper.  In a business combination, the purchase price is allocated to assets acquired and liabilities assumed based on their fair values, with any excess of purchase price over fair value recognized as goodwill. In addition to recognizing the assets and liabilities on the acquired company’s balance sheet, the Company reviews supply contracts, leases, financial instruments, employment agreements and other significant agreements to identify potential assets or liabilities that require recognition in connection with the application of acquisition accounting under Accounting Standards Codification (“ASC”) 805. Intangible assets are recognized apart from goodwill when the asset arises from contractual or other legal rights, or are separable from the acquired entity such that they may be sold, transferred, licensed, rented or exchanged either on a standalone basis or in combination with a related contract, asset or liability.

Pending finalization of the Company’s valuation and other items, the following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as part of the merger with ModernHEALTH:

September 2,
2016
ASSETS
Total current assets	$82

Property, plant and equipment	8
Intangibles	136

Total Assets, excluding Goodwill	226

LIABILITIES
Total current liabilities	(70)

Fair-value of long-term debt including obligations under capital leases and financing obligations	(1)
Deferred income taxes	(33)

Total Liabilities	(104)

Total Identifiable Net Assets	122
Goodwill	285
Total Purchase Price	$407

Of the $136 allocated to intangible assets, the Company recorded $131 and $5 related to pharmacy prescription files and distribution agreements, respectively.  The Company will amortize the pharmacy prescription files and distribution agreements, using the straight line method, over 10 years.  The goodwill recorded as part of the merger was attributable to the assembled workforce of ModernHEALTH and operational synergies expected from the merger, as well as any intangible assets that did not qualify for separate recognition.  The merger was treated as a stock purchase for income tax purposes.  The assets acquired and liabilities assumed as part of the merger did not result in a step up of tax basis and goodwill is not expected to be deductible for tax purposes.

On December 18, 2015, the Company closed its merger with Roundy’s, Inc. (“Roundy’s”).  In the second quarter of 2016, there was a purchase price allocation adjustment to reduce goodwill and other current liabilities by $8.

Pro forma results of operations, assuming the Roundy’s merger had taken place at the beginning of 2014 and the ModernHEALTH merger had taken place at the beginning of 2015, are included in the following table.  The pro forma information includes historical results of operations of Roundy’s and ModernHEALTH, as well as adjustments for interest expense that would have been incurred due to financing the mergers, depreciation and amortization of the assets acquired and excludes the pre-merger transaction related expenses incurred by Roundy’s, ModernHEALTH and the Company.  The pro forma information does not include efficiencies, cost reductions, synergies or investments in our Customer 1st Strategy expected to result from the mergers.  The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the Roundy’s merger been completed at the beginning of 2014 or the ModernHEALTH merger been completed at the beginning of 2015.  The sales and net earnings of ModernHEALTH are not material to the Company’s 2016 results.

	Third Quarter Ended	Three Quarters Ended
	November 7, 2015	November 7, 2015
Sales	$25,989	$87,406
Net earnings including noncontrolling interests	426	1,487
Net earnings (loss) attributable to noncontrolling interests	(1)	4

Net earnings attributable to The Kroger Co.	$427	$1,483

3.DEBT OBLIGATIONS

Long-term debt consists of:

	November 5,	January 30,
	2016	2016
1.14% to 8.00% Senior Notes due through 2046	$10,319	$9,826
5.00% to 12.75% Mortgages due in varying amounts through 2027	49	58
0.63% to 0.67% Commercial paper borrowings due through November 2016	2,190	990
Other	527	522

Total debt, excluding capital leases and financing obligations	13,085	11,396
Less current portion	(2,964)	(2,318)

Total long-term debt, excluding capital leases and financing obligations	$10,121	$9,078

In the third quarter of 2016, the Company issued $500 of senior notes due in fiscal year 2019 bearing an interest rate of 1.50%, $750 of senior notes due in fiscal year 2026 bearing an interest rate of 2.65% and $500 of senior notes due in fiscal year 2046 bearing an interest rate of 3.88%.  The Company also repaid $450 of senior notes bearing an interest rate of 2.20%, $500 of senior notes bearing an interest rate of 3-month London Inter-Bank Offering Rate plus 53 basis points and $300 of senior notes bearing an interest rate of 1.20%.  In connection with the senior note issuances, the Company also terminated forward-starting interest rate swaps with an aggregate notional amount totaling $300.  These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt issued during the third quarter of 2016.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $13, $8 net of tax, has been deferred in AOCI and will be amortized to earnings as the interest payments are made.

In anticipation of future debt refinancing in fiscal years 2016 through 2019, the Company, in the first and second quarters of 2016, entered into additional forward-starting interest rate swap agreements with an aggregate notional amount totaling $1,500. As of the end of the third quarter of 2016, the Company has a total of $1,600 notional amount of forward-starting interest rate swaps outstanding.  The forward-starting interest rate swaps entered into in the first three quarters of 2016 were designated as cash-flow hedges as defined by GAAP.

4.BENEFIT  PLANS

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the third quarters of 2016 and 2015.

	Third Quarter Ended
	Pension Benefits		Other Benefits
	November 5,	November 7,	November 5,	November 7,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$14	$15	$2	$2
Interest cost	44	37	2	2
Expected return on plan assets	(55)	(52)	—	—
Amortization of:
Prior service cost	—	—	(2)	(2)
Actuarial loss (gain)	16	23	(2)	(1)

Net periodic benefit cost	$19	$23	$—	$1

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first three quarters of 2016 and 2015.

	Three Quarters Ended
	Pension Benefits		Other Benefits
	November 5,	November 7,	November 5,	November 7,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$50	$50	$7	$8
Interest cost	145	127	8	8
Expected return on plan assets	(183)	(176)	—	—
Amortization of:
Prior service cost	—	—	(6)	(8)
Actuarial loss (gain)	50	78	(7)	(4)

Net periodic benefit cost	$62	$79	$2	$4

The Company is not required and does not expect to make any contributions to its Company-sponsored defined benefit pension plans in 2016.  The Company contributed $5 to its Company-sponsored defined benefit pension plans in the first three quarters of 2015.

The Company contributed $167 and $152 to employee 401(k) retirement savings accounts in the first three quarters of 2016 and 2015, respectively.

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

5.EARNINGS  PER  COMMON  SHARE

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

	Third Quarter Ended			Third Quarter Ended
	November 5, 2016			November 7, 2015
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$388	940	$0.41	$424	965	$0.44
Dilutive effect of stock options		13			14

Net earnings attributable to The Kroger Co. per diluted common share	$388	953	$0.41	$424	979	$0.43

	Three Quarters Ended			Three Quarters Ended
	November 5, 2016			November 7, 2015
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,458	946	$1.54	$1,466	966	$1.52
Dilutive effect of stock options		16			14

Net earnings attributable to The Kroger Co. per diluted common share	$1,458	962	$1.52	$1,466	980	$1.50

The Company had combined undistributed and distributed earnings to participating securities totaling $3 in the third quarter of 2016 and $4 in the third quarter of 2015. For the first three quarters of 2016 and 2015, the Company had combined undistributed and distributed earnings to participating securities of $11 and $14, respectively.

The Company had options outstanding for approximately 11 million and 3 million shares during the third quarters of 2016 and 2015, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share. The Company had options outstanding for approximately 7 million shares in the first three quarters of 2016 and 1 million shares in the first three quarters of 2015 that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on earnings per share.

6.RECENTLY  ADOPTED  ACCOUNTING  STANDARDS

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

During the second quarter of 2016, the Company adopted ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. As a result of the adoption, the Company recognized $3 and $42 of excess tax benefits related to share-based payments in its provision for income taxes for the third quarter and first three quarters ended November 5, 2016. These items were historically recorded in additional paid-in capital. In addition, for the first three quarters of 2016, cash flows related to excess tax benefits are classified as an operating activity. Cash paid on employees' behalf related to shares withheld for tax purposes is classified as a financing activity. Retrospective application of the cash flow presentation requirements resulted in increases to both “Net cash provided by operating activities” and “Net cash used by financing activities” of $56 for the first three quarters of 2016 and $79 for the first three quarters of 2015.  The Company’s stock compensation expense continues to reflect estimated forfeitures.

7.RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” as amended by several subsequent ASUs, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Per ASU 2015-14, “Deferral of Effective Date,” this guidance will be effective for the Company in the first quarter of its fiscal year ending February 2, 2019.  Early adoption is permitted as of the first quarter of the Company’s fiscal year ending February 3, 2018.  The Company is currently in the process of evaluating the effect of adoption of this ASU on its Consolidated Financial Statements.

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

8.COMMITMENTS AND  CONTINGENCIES

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

9.FAIR VALUE MEASUREMENTS

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

For items carried at (or adjusted to) fair value in the Consolidated Financial Statements, the following tables summarize the fair value of these instruments at November 5, 2016 and January 30, 2016:

November 5, 2016 Fair Value Measurements Using

	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading Securities	$49	$—	$—	$49
Long-Lived Assets	—	—	338	338
Interest Rate Hedges	—	(96)	—	(96)
Total	$49	$(96)	$338	$291

January 30, 2016 Fair Value Measurements Using

	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading Securities	$48	$—	$—	$48
Available-For-Sale Securities	41	—	—	41
Long-Lived Assets	—	—	7	7
Interest Rate Hedges	—	(26)	—	(26)
Total	$89	$(26)	$7	$70

During the first two quarters of 2016, the Company sold all available-for-sale securities for a gain of $27, which was recorded to “Operating, general and administrative” within the Consolidated Statements of Operations.

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

During the second quarter of 2016, the Company entered into agreements with a third party.  As part of the consideration for entering these agreements, the Company received a financial instrument that derives its value from the third party’s business operations.  The Company used the Monte-Carlo simulation method to determine the fair value of this financial instrument.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of this financial instrument.  The assumptions used in the Monte-Carlo simulation are classified as Level 3 inputs.  The financial instrument was valued at $335 and recorded in “Other assets” within the Consolidated Balance Sheets.  As the financial instrument was obtained in exchange for certain obligations, the Company also recognized offsetting deferred revenue liabilities in “Other current liabilities” and “Other long-term liabilities” within the Consolidated Balance Sheets.  The deferred revenue will be amortized to “Sales” within the Consolidated Statements of Operations over the term of the agreements.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, and long-lived assets, and in the valuation of store lease exit costs.  The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 3 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for further discussion of the Company’s policies regarding the valuation of long-lived assets and store lease exit costs.  For the first three quarters of 2016, long-lived assets with a carrying amount of $19 were written down to their fair value of $3 resulting in an impairment charge of $16.  For the first three quarters of 2015, long-lived assets with a carrying amount of $38 were written down to their fair value of $5 resulting in an impairment charge of $33.  In fiscal year 2015, long-lived assets with a carrying amount of $53 were written down to their fair value of $7, resulting in an impairment charge of $46.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at November 5, 2016 and January 30, 2016.  At November 5, 2016, the fair value of total debt was $14,049 compared to a carrying value of $13,085.  At January 30, 2016, the fair value of total debt was $12,344 compared to a carrying value of $11,396.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Other Assets

The fair values of these investments were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At November 5, 2016 and January 30, 2016, the carrying and fair value of long-term investments for which fair value is determinable was $131 and $128, respectively.  At November 5, 2016 and January 30, 2016, the carrying value of notes receivable for which fair value is determinable was $183 and $145, respectively.

10.ACCUMULATED  OTHER  COMPREHENSIVE  INCOME (LOSS)

The following table represents the changes in AOCI by component for the first three quarters of 2015 and 2016:

			Pension and
	Cash Flow		Postretirement
	Hedging	Available for sale	Defined Benefit
	Activities(1)	Securities(1)	Plans(1)	Total(1)
Balance at January 31, 2015	$(49)	$17	$(780)	$(812)
OCI before reclassifications(2)	14	8	—	22
Amounts reclassified out of AOCI(3)	—	—	41	41
Net current-period OCI	14	8	41	63
Balance at November 7, 2015	$(35)	$25	$(739)	$(749)

Balance at January 30, 2016	$(51)	$20	$(649)	$(680)
OCI before reclassifications(2)	(52)	(6)	—	(58)
Amounts reclassified out of AOCI(3)	1	(14)	23	10
Net current-period OCI	(51)	(20)	23	(48)
Balance at November 5, 2016	$(102)	$—	$(626)	$(728)

(1)	All amounts are net of tax.
(2)

Net of tax of $8 and $5 for cash flow hedging activities and available for sale securities, respectively, for the first three quarters of 2015. Net of tax of $(31) and $(3) for cash flow hedging activities and available for sale securities, respectively, for the first three quarters of 2016.

(3)

Net of tax of $25 for pension and postretirement defined benefit plans for the first three quarters of 2015.  Net of tax of $1 for cash flow hedging activities, $(13) for available for sale securities and $14 for pension and postretirement defined benefit plans for the first three quarters of 2016.

The following table represents the items reclassified out of AOCI and the related tax effects for the third quarter and first three quarters of 2016 and 2015:

	Third Quarter Ended		Three Quarters Ended
	November 5,	November 7,	November 5,	November 7,
	2016	2015	2016	2015
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$1	$—	$2	$—
Tax expense	(1)	—	(1)	—
Net of tax	—	—	1	—

Available for sale security items
Realized gains on available for sale securities(2)	—	—	(27)	—
Tax expense	—	—	13	—
Net of tax	—	—	(14)	—

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(3)	12	20	37	66
Tax expense	(4)	(8)	(14)	(25)
Net of tax	8	12	23	41
Total reclassifications, net of tax	$8	$12	$10	$41

(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into operating, general and administrative expense.
(3)

Reclassified from AOCI into merchandise costs and operating, general and administrative expense.  These components are included in the computation of net periodic pension expense (see Note 4 to the Company’s Consolidated Financial Statements for additional details).

11.  INCOME TAXES

The effective income tax rate was 35.0% in the third quarter of 2016, compared to 35.8% for the third quarter of 2015. The effective income tax rate was 33.3% for the first three quarters of 2016, compared to 34.9% for the first three quarters of 2015. The effective income tax rate for the third quarter of 2016 was equal to the federal statutory rate primarily due to the offsetting effect of state income taxes and the benefit of tax credits and deductions. The effective income tax rate for the first three quarters of 2016 differed from the federal statutory rate primarily due to the recognition of excess tax benefits related to share-based payments after the adoption of ASU 2016-09, which caused a reduction in income tax expense of $42 in the first three quarters of 2016, and the benefit from tax credits and deductions, partially offset by the effect of state income taxes. Excess tax benefits related to share-based payments were historically recorded in additional paid-in capital prior to the adoption of ASU 2016-09. The effective income tax rate for the third quarter of 2015 and the first three quarters of 2015 differed from the federal statutory rate primarily due to the benefit from the favorable conclusion of certain tax audits and the benefit from tax credits and deductions, partially offset by the effect of state income taxes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

USE OF NON-GAAP FINANCIAL MEASURES

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with generally accepted accounting principles (“GAAP”). We provide non-GAAP measures, including First-In, First-Out (“FIFO”) gross margin, FIFO operating profit, adjusted net earnings and adjusted net earnings per diluted share because management believes these metrics are useful to investors and analysts.  These non-GAAP financial measures should not be considered as an alternative to gross margin, operating profit, net earnings and net earnings per diluted share or any other GAAP measure of performance.  These measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  Our calculation and reasons these are useful metrics to investors and analysts are explained below.

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

We believe the adjusted net earnings per diluted share metric presents more accurate quarter-over-quarter and year-over-year comparisons for our net earnings per diluted share because adjusted items are not the result of our normal operations.

OVERVIEW

Notable items for the third quarter and first three quarters of 2016 are:

•	Net earnings per diluted share of $0.41 for the quarter and $1.52 for the first three quarters of 2016.

•

Net earnings for the first three quarters of 2016 includes $111 million ($71 million after-tax) of charges to operating, general and administrative expenses related to the restructuring of certain pension obligations to help stabilize associates’ future benefits (“2016 Adjusted Items”).

•	Adjusted net earnings per diluted share of $1.59 for the first three quarters of 2016.

•	Identical supermarket sales, excluding fuel, increased 0.1% for the quarter and 1.5% for the first three quarters of 2016.

•	Increased market share and total unit growth due to improved number of total households and loyal households shopping with us.

•

Results include unfavorable pricing and cost effects and the loss of sales leverage due to a challenging, deflationary operating environment and lower fuel margins due to volatility of retail price and product costs.

•	During the first three quarters of 2016, we returned $1.7 billion to shareholders from share repurchases and dividend payments and invested $407 million in the ModernHEALTH merger.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, for the third quarter and the first three quarters of 2016 and 2015 ($ in millions, except per share amounts):

	Third Quarter Ended			Three Quarters Ended
	November 5,	November 7,	Percentage	November 5,	November 7,	Percentage
	2016	2015	Change	2016	2015	Change
Net earnings attributable to The Kroger Co.	$391	$428	(8.6)%	$1,469	$1,480	(0.7)%
2016 Adjusted Items(1)(2)	—	—		71	—

Adjusted net earnings attributable to The Kroger Co.	$391	$428	(8.6)%	$1,540	$1,480	4.1%

Net earnings attributable to The Kroger Co. per diluted common share	$0.41	$0.43	(4.7)%	$1.52	$1.50	1.3%
2016 Adjusted Items(3)	—	—		0.07	—

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.41	$0.43	(4.7)%	$1.59	$1.50	6.0%

Average number of common shares used in diluted calculation	953	979		962	980

(1)	The amount presented represents the after-tax effect of the 2016 Adjusted Items.
(2)	The pre-tax adjustment for the 2016 Adjusted Items was $111 million.
(3)	The amount presented represents the net earnings per diluted common share effect of the 2016 Adjusted Items.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Third Quarter Ended				Three Quarters Ended
	November 5,	Percentage	November 7,	Percentage	November 5,	Percentage	November 7,	Percentage
	2016	Change	2015	Change(2)	2016	Change	2015	Change(3)
Total supermarket sales without fuel	$22,044	5.9%	$20,817	5.6%	$73,732	7.1%	$68,830	5.6%
Fuel sales	3,362	(1.4)%	3,411	(23.4)%	10,738	(10.5)%	11,993	(23.0)%
Other sales(1)	1,151	35.9%	847	4.1%	3,256	14.6%	2,842	14.6%

Total sales	$26,557	5.9%	$25,075	0.4%	$87,726	4.9%	$83,665	0.5%

(1)

Other sales primarily relate to sales at convenience stores, excluding fuel; jewelry stores; food production plants to outside customers; data analytic services, variable interest entities; specialty pharmacy; in-store health clinics; digital coupon services; and online sales by Vitacost.com.

(2)	This column represents the percentage change in the third quarter of 2015, compared to the third quarter of 2014.
(3)	This column represents the percentage change in the first three quarters of 2015, compared to the first three quarters of 2014.

Total sales increased in the third quarter of 2016, compared to the third quarter of 2015, by 5.9%.  This increase was primarily due to our increase in total supermarket sales, without fuel and our merger with ModernHEALTH, partially offset by a decrease in fuel sales due to a decrease in the average retail fuel price of 5.5%.  The increase in total supermarket sales without fuel for the third quarter of 2016, compared to the third quarter of 2015, was primarily due to our merger with Roundy’s, an increase in supermarket square footage and our identical supermarket sales increase, excluding fuel, of 0.1%.  Identical supermarket sales, excluding fuel, for the third quarter of 2016, compared to the third quarter of 2015, increased primarily due to an increase in the number of households shopping with us, partially offset by product cost deflation of 1.1%.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the third quarter of 2016 increased 3.5% over the end of the third quarter of 2015.  Total fuel sales decreased 1.4% in the third quarter of 2016, compared to the third quarter of 2015, primarily due to a decrease in the average retail fuel price of 5.5%, partially offset by an increase in fuel gallons sold of 4.3%.  The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

Total sales increased in the first three quarters of 2016, compared to the first three quarters of 2015, by 4.9%.  This increase was primarily due to our increase in total supermarket sales without fuel and our merger with ModernHEALTH, partially offset by a decrease in fuel sales due to a decrease in the average retail fuel price of 14.7%.  The increase in total supermarket sales, without fuel, for the first three quarters of 2016, compared to first three quarters of 2015, was primarily due to our identical supermarket sales increase, excluding fuel, of 1.5%, our merger with Roundy’s and an increase in supermarket square footage.  Identical supermarket sales, excluding fuel, for the first three quarters of 2016, compared to the first three quarters of 2015, increased primarily due to an increase in the number of households shopping with us and an increase in visits per household, partially offset by product cost deflation of 0.6%.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the third quarter of 2016 increased 3.5% over the end of the third quarter of 2015.  Total fuel sales decreased 10.5% in the first three quarters of 2016, compared to the first three quarters of 2015, primarily due to a decrease in the average retail fuel price of 14.7%, partially offset by an increase in fuel gallons sold of 5.0%.  The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Although identical supermarket sales is a relatively standard term, numerous methods exist for calculating identical supermarket sales growth.  As a result, the method used by our management to calculate identical supermarket sales may differ from methods other companies use to calculate identical supermarket sales.  We urge you to understand the methods used by other companies to calculate identical supermarket sales before comparing our identical supermarket sales to those of other such companies.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical multi-department stores and Roundy’s stores that are identical as if they were part of the Company in the prior year.  Our identical supermarket sales results are summarized in the following table.  We used the identical supermarket dollar figures presented below to calculate percentage changes for the third quarter and first three quarters of 2016.

Identical Supermarket Sales

($ in millions)

	Third Quarter
	November 5,	Percentage	November 7,	Percentage
	2016	Change	2015	Change(1)
Including fuel centers	$23,526	(0.2)%	$23,584	1.0%
Excluding fuel centers	$20,960	0.1%	$20,937	5.4%

(1)	This column represents the percentage changes in identical supermarket sales in the third quarter of 2015, compared to the third quarter of 2014.

Identical Supermarket Sales

($ in millions)

	Three Quarters Ended
	November 5,	Percentage	November 7,	Percentage
	2016	Change	2015	Change(1)
Including fuel centers	$78,776	(0.1)%	$78,835	0.9%
Excluding fuel centers	$70,519	1.5%	$69,480	5.5%

(1)	This column represents the percentage changes in identical supermarket sales in the first three quarters of 2015, compared to the first three quarters of 2014.

Gross Margin, LIFO  and FIFO Gross Margin

Our gross margin rate, as a percentage of sales, was 22.23% for the third quarter of 2016, as compared to 22.32% for the third quarter of 2015.  This decrease resulted primarily from continued investments in lower prices for our customers, unfavorable pricing and cost effects due to a deflationary operating environment and increased warehousing and shrink costs, as a percentage of sales, partially offset by lower fuel sales, a LIFO credit and our merger with Roundy’s due to its historically higher gross margin rate.  Lower fuel sales increase our gross margin rate, as a percentage of sales, due to the very low gross margin rate, as a percentage of sales, on fuel sales compared to non-fuel sales.

Our gross margin rate, as a percentage of sales, was 22.46% for the first three quarters of 2016, as compared to 21.95% for the first three quarters of 2015.  This increase in the gross margin rate resulted primarily from lower fuel sales, a lower LIFO charge and our merger with Roundy’s due to its historically higher gross margin rate, partially offset by continued investments in lower prices for our customers, unfavorable pricing and cost effects due to transitioning to a deflationary operating environment and increased warehousing and shrink costs, as a percentage of sales.

Our LIFO credit was $8 million for the third quarter of 2016 compared to a charge of $9 million for the third quarter of 2015.  Our LIFO charge was $19 million for the first three quarters of 2016 and $58 million for the first three quarters of 2015.  Our  LIFO credit and charge favorably affects both comparative periods due to our lower expected year end product cost of inflation in all departments, except pharmacy, for 2016 compared to 2015.

Our FIFO gross margin rate, which excludes the third quarter LIFO credit, was 22.20% for the third quarter of 2016, as compared to 22.36% for the third quarter of 2015.  Our fuel sales lower our gross margin rate, as a percentage of sales, due to the very low gross margin rate on fuel sales as compared to non-fuel sales.  Excluding the effect of fuel and Roundy’s, our FIFO gross margin rate decreased five basis points in the third quarter of 2016, compared to the third quarter of 2015.  This decrease resulted primarily from continued investments in lower prices for our customers, unfavorable pricing and cost effects due to a deflationary operating environment and increased warehousing and shrink costs, as a percentage of sales.

Our FIFO gross margin rate, which excludes the LIFO charge for the first three quarters, was 22.49% for the first three quarters of 2016, as compared to 22.02% for the first three quarters of 2015.  Excluding the effect of fuel and Roundy’s, our FIFO gross margin rate decreased six basis points for the first three quarters of 2016, compared to the first three quarters of 2015.  This decrease resulted primarily from continued investments in lower prices for our customers, unfavorable pricing and cost effects due to transitioning to a deflationary operating environment and increased warehousing and shrink costs, as a percentage of sales.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utility, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, increased 10 basis points to 16.73% for the third quarter of 2016 from 16.63% for the third quarter of 2015.  This increase resulted primarily from a decrease in fuel sales, the loss of sales leverage due to a deflationary operating environment, our merger with Roundy’s due to its historically higher OG&A rate, compared to our other retail divisions and increases in credit card costs, partially offset by increased supermarket sales, productivity improvements, effective cost controls, an $80 million UFCW contribution made during the third quarter of 2015 (“2015 UFCW Contribution”) and decreases in incentive plans, company-sponsored pension and utility costs, as a percentage of sales.  Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, Roundy’s and the 2015 UFCW Contribution, our OG&A rate increased 12 basis points in the third quarter of 2016, compared to the third quarter of 2015.  This increase resulted primarily from the loss of sales leverage due to a deflationary operating environment and increases in credit card costs, partially offset by increased supermarket sales, productivity improvements, effective cost controls and decreases in incentive plans, company-sponsored pension and utility costs, as a percentage of sales.

OG&A expenses, as a percentage of sales, increased 51 basis points to 16.75% for the first three quarters of 2016 from 16.24% for the first three quarters of 2015.  This increase resulted primarily from a decrease in fuel sales, the loss of sales leverage due to transitioning to a deflationary operating environment, the 2016 Adjusted Items, our merger with Roundy’s due to its historically higher OG&A rate, compared to our other retail divisions and increases in healthcare benefit and credit card costs, partially offset by increased supermarket sales, productivity improvements, effective cost controls, the 2015 UFCW Contribution and decreases in incentive plans, company-sponsored pension plans and utility costs, as a percentage of sales.  Excluding the effect of fuel, the 2016 Adjusted Items, Roundy’s and the 2015 UFCW Contribution, our OG&A rate decreased 5 basis points in the first three quarters of 2016, compared to the first three quarters of 2015.  This decrease resulted primarily from increased supermarket sales, productivity improvements, effective cost controls and decreases in incentive plans, company-sponsored pension plans and utility costs, partially offset by the loss of sales leverage due to transitioning to a deflationary operating environment and increases in healthcare benefit and credit card costs, as a percentage of sales.

Rent Expense

Rent expense increased on a total dollars and percentage of sales basis for both the third quarter and first three quarters of 2016 due to:

•	Our merger with Roundy’s due to its higher volume of leased versus owned supermarkets,
•	Increasing retail square footage, and
•	Lower fuel sales, which increases our rent expense rate, as a percentage of sales.

Depreciation and Amortization Expense

Depreciation and amortization expense increased on a total dollars and percentage of sales basis for both the third quarter and first three quarters of 2016 due to:

•	Additional depreciation on capital investments, excluding mergers and lease buyouts of $3.8 billion, during the rolling four quarter period ending with the third quarter of 2016,
•	Unfavorable sales leveraging from transitioning to a deflationary operating environment, and
•	Our merger with Roundy’s.

Operating Profit and FIFO Operating Profit

Operating profit was $713 million, or 2.68% of sales, for the third quarter of 2016, compared to $772 million, or 3.08% of sales, for the third quarter of 2015.  Operating profit, as a percentage of sales, decreased 40 basis points in the third quarter of 2016, compared to the third quarter of 2015, due to lower gross margin and increased OG&A, depreciation and amortization and rent expenses, partially offset by a lower LIFO charge, as a percentage of sales.  Specific factors of these operating trends are discussed earlier in the Results of Operations section.

Operating profit was $2.6 billion, or 2.94% of sales, for the first three quarters of 2016, compared to $2.6 billion, or 3.17% of sales, for the first three quarters of 2015.  Operating profit, as a percentage of sales, decreased 23 basis points in the first three quarters of 2016, compared to the first three quarters of 2015, due to increased OG&A, depreciation and amortization and rent expenses, partially offset by higher gross margin and a lower LIFO charge, as a percentage of sales.  Specific factors of these operating trends are discussed earlier in the Results of Operations section.

FIFO operating profit was $705 million, or 2.65% of sales, for the third quarter of 2016, compared to $781 million, or 3.11% of sales, for the third quarter of 2015.  Fuel sales lower our operating profit rate due to the very low operating profit rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  FIFO operating profit, as a percentage of sales excluding fuel, the effects of our Roundy’s merger and the 2015 UFCW Contribution, decreased 24 basis points in the third quarter of 2016, compared to 2015.  This decrease was primarily due to continued investments in lower prices for our customers to support our Customer 1st Strategy, unfavorable pricing and cost effects and the loss of sales leverage due to a deflationary operating environment and increases in credit card, warehousing and shrink costs, partially offset by increased supermarket sales, productivity improvements, effective cost controls and decreases in incentive plans, company-sponsored pension plan and utility costs, as a percentage of sales.

FIFO operating profit was $2.6 billion, or 2.96% of sales, for the first three quarters of 2016, compared to $2.7 billion, or 3.23% of sales, for the first three quarters of 2015.  FIFO operating profit, as a percentage of sales excluding fuel, the 2016 Adjusted Items, the effects of our Roundy’s merger and the 2015 UFCW Contribution, decreased 8 basis points in the first three quarters of 2016, compared to 2015.  This decrease was primarily due to continued investments in lower prices for our customers to support our Customer 1st Strategy, unfavorable pricing and cost effects and the loss of sales leverage due to transitioning to a deflationary operating environment and increases credit card, warehousing, shrink and healthcare benefit costs, partially offset by increased supermarket sales, productivity improvements, effective cost controls and decreases in incentive plans, company-sponsored pension plans and utility costs, as a percentage of sales.

Income Taxes

The effective income tax rate was 35.0% in the third quarter of 2016, compared to 35.8% for the third quarter of 2015. The effective income tax rate was 33.3% for the first three quarters of 2016, compared to 34.9% for the first three quarters of 2015. The effective income tax rate for the third quarter of 2016 was equal to the federal statutory rate primarily due to the offsetting effect of state income taxes and the benefit of tax credits and deductions. The effective income tax rate for the first three quarters of 2016 differed from the federal statutory rate primarily due to the recognition of excess tax benefits related to share-based payments after the adoption of ASU 2016-09, which caused a reduction in income tax expense of $42 million in the first three quarters of 2016, and the benefit from tax credits and deductions, partially offset by the effect of state income taxes. Excess tax benefits related to share-based payments were historically recorded in additional paid-in capital prior to the adoption of ASU 2016-09. The effective income tax rate for the third quarter of 2015 and the first three quarters of 2015 differed from the federal statutory rate primarily due to the benefit from the favorable conclusion of certain tax audits and the benefit from tax credits and deductions, partially offset by the effect of state income taxes.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $0.41 per diluted share for the third quarter of 2016 represented a decrease of 4.7% from net earnings of $0.43 per diluted share for the third quarter of 2015.  This decrease resulted primarily from lower fuel earnings, unfavorable pricing and cost effects and the loss of sales leverage from the deflationary operating environment, partially offset by slightly higher non-fuel FIFO operating profit, a lower LIFO charge, lower tax expense, and lower weighted average common shares outstanding due to common share repurchases.

Net earnings of $1.52 per diluted share for the first three quarters of 2016 represented an increase of 1.3% from net earnings of $1.50 per diluted share for the first three quarters of 2015.  Excluding the 2016 Adjusted Items, net earnings of $1.59 per diluted share for the first three quarters of 2016 represented an increase of 6.0% from net earnings of $1.50 per diluted share for the first three quarters of 2015.  The net earnings for the first three quarters of 2015 do not include any adjusted items.  The 6.0% increase resulted primarily from an increase in non-fuel FIFO operating profit, a lower LIFO charge, lower income tax expense due to the adoption of a recently issued accounting standard and lower weighted average common shares outstanding due to common share repurchases, partially offset by unfavorable pricing and cost effects and the loss of sales leverage due to transitioning to a deflationary operating environment and lower fuel earnings.

LIQUIDITY AND CAPITAL  RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $3.5 billion of cash from operating activities during the first three quarters of 2016 compared to $3.8 billion during the first three quarters of 2015.  The cash provided from operating activities decreased in the first three quarters of 2016 versus 2015, primarily due to a decrease in net earnings including noncontrolling interests and changes in working capital, partially offset by an increase in non-cash expenses.  Changes in working capital used cash from operating activities of $19 million in the first three quarters of 2016, compared to providing cash of $675 million in the first three quarters of 2015.  This decrease was primarily due to lower cash provided by trade accounts payable, accrued expenses and deposits in-transit, partially offset by lower tax payments due to a 2015 tax deduction associated with tangible property regulations.

Net cash used by investing activities

We used $3.3 billion of cash for investing activities during the first three quarters of 2016 compared to $2.6 billion during the first three quarters of 2015.  The amount of cash used for investing activities increased in the first three quarters of 2016 versus 2015, primarily due to increased cash payments for capital investments and our merger with ModernHEALTH, partially offset by increased proceeds from the sale of assets.

Net cash used by financing activities

We used $86 million of cash for financing activities in the first three quarters of 2016 compared to $1.3 billion during the first three quarters of 2015.  The amount of cash used for financing activities for the first three quarters of 2016, compared to the first three quarters of 2015, decreased $1.2 billion primarily due to an increase in borrowings on commercial paper and net proceeds from refinancing long-term debt, partially offset by higher repurchases of our outstanding common shares.

Debt Management

As of November 5, 2016, we maintained a $2.75 billion (with the ability to increase by $750 million), unsecured revolving credit facility that, unless extended, terminates on June 30, 2019.  Outstanding borrowings under the credit facility, the commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facility.  As of November 5, 2016, we had $2.2 billion of outstanding commercial paper and no borrowings under our credit facility.  The outstanding letters of credit that reduce funds available under our credit facility totaled $12.8 million as of November 5, 2016.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants.  As of November 5, 2016, we were in compliance with the financial covenants.  Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $1.7 billion as of November 5, 2016 compared to fiscal year end 2015 debt of $12.1 billion.  The increase in debt is primarily due to increased commercial paper borrowings.

Common Share Repurchase Program

During the third quarter of 2016, we invested $330 million to repurchase 10.8 million Kroger common shares at an average price of $30.59 per share. For the first three quarters of 2016, we invested $1.4 billion to repurchase 39.1 million Kroger common shares at an average price of $35.86 per share. These shares were reacquired under two separate share repurchase programs.  The first is a series of Board of Director authorizations:

•

A $500 million share repurchase program authorized by our Board of Directors and announced on June 25, 2015.  On March 10, 2016, our Board of Directors approved an additional $500 million share repurchase authority to supplement the June 2015 program (together, the “Previous Share Repurchase Programs”).  The Previous Share Repurchase Programs were exhausted during the first quarter of 2016.

•

On June 22, 2016, our Board of Directors approved a $500 million share repurchase program.  On September 15, 2016, our Board of Directors approved an additional $500 million share repurchase authority to supplement the June 2016 program (together, the “2016 Share Repurchase Programs”).

The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option, long-term incentive plans and the associated tax benefits.

During the fourth quarter through December 13, 2016, the Company used an additional $135 million of cash to repurchase 4 million common shares at an average price of $33.01 per share.  As of December 13, 2016, we have $546 million remaining under the 2016 Share Repurchase Programs.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to range from $6.6 to $7.1 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt and commercial paper, offset by cash on hand at the end of the third quarter of 2016.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $2.2 billion of commercial paper and $600 million of senior notes maturing in the next twelve months, which is included in the $6.6 to $7.1 billion range of estimated liquidity needs.  The commercial paper matures in the fourth quarter of 2016 and $600 million of senior notes mature in the third quarter of 2017.  We expect to refinance this debt by issuing additional senior notes or commercial paper on favorable terms based on our past experience.  We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

CAPITAL  INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $817 million for the third quarter of 2016, compared to $819 million for the third quarter of 2015.  Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $3.0 billion in the first three quarters of 2016 and $2.6 billion in the first three quarters of 2015.  Capital expenditures for the purchase of leased facilities totaled $5 million for the first three quarters of 2016 compared to $28 million for the first three quarters of 2015.  During the rolling four quarter period ending with the third quarter of 2016, we opened, acquired, expanded, or relocated 252 supermarkets and also completed 148 major within-the-wall remodels.  In the fourth quarter of 2015, we acquired 151 supermarkets due to our merger with Roundy’s.  Total supermarket square footage at the end of the third quarter of 2016 increased 8.6% from the end of the third quarter of 2015.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the third quarter of 2016 increased 3.5% over the end of the third quarter of 2015.

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

The following table provides a calculation of return on invested capital on a rolling four quarters basis ended November 5, 2016 and November 7, 2015.  The November 5, 2016 calculation of ROIC excludes the financial position and results for the Roundy’s transaction.

	Rolling Four Quarters Ended
	($ in millions)
	November 5, 2016	November 7, 2015
Return on Invested Capital
Numerator
Operating profit	$3,506	$3,560
LIFO (credit) charge	(11)	67
Depreciation and amortization	2,276	2,048
Rent	847	704
Adjustments for pension plan agreements	111	—
Other	(125)	—
Adjusted operating profit	$6,604	$6,379

Denominator
Average total assets	$34,207	$31,034
Average taxes receivable (1)	(68)	(15)
Average LIFO reserve	1,297	1,269
Average accumulated depreciation and amortization	18,582	17,080
Average trade accounts payable	(6,088)	(5,633)
Average accrued salaries and wages	(1,220)	(1,241)
Average other current liabilities (2)	(3,300)	(3,086)
Adjustment for Roundy’s transaction	(1,746)	—
Rent x 8	6,776	5,632
Average invested capital	$48,440	$45,040
Return on Invested Capital	13.63%	14.16%

(1)	As of November 5, 2016 and November 7, 2015, taxes receivable were $128 million and $8 million, respectively.
(2)

As of November 5, 2016 and November 7, 2015, other current liabilities did not include accrued income taxes.  Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

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

RECENTLY  ADOPTED  ACCOUNTING  STANDARDS

In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This amendment became effective for us beginning January 31, 2016, and was adopted prospectively in accordance with the standard. The adoption of this amendment did not have an effect on our Consolidated Balance Sheets or Consolidated Statements of Operations.

During the second quarter of 2016, we adopted ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. As a result of the adoption, we recognized $3 million and $42 million of excess tax benefits related to share-based payments in our provision for income taxes for the third quarter and first three quarters ended November 5, 2016. These items were historically recorded in additional paid-in capital. In addition, for the first three quarters of 2016, cash flows related to excess tax benefits are classified as an operating activity. Cash paid on employees’ behalf related to shares withheld for tax purposes is classified as a financing activity. Retrospective application of the cash flow presentation requirements resulted in increases to both “Net cash provided by operating activities” and “Net cash used by financing activities” of $56 million for the first three quarters of 2016 and $79 million for the first three quarters of 2015.  Our stock compensation expense continues to reflect estimated forfeitures.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” as amended by several subsequent ASUs, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Per ASU 2015-14, “Deferral of Effective Date,” this guidance will be effective for us in the first quarter of our fiscal year ending February 2, 2019.  Early adoption is permitted as of the first quarter of our fiscal year ending February 3, 2018.  We are currently in the process of evaluating the effect of adoption of this ASU on our Consolidated Financial Statements.

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

•

We expect net earnings to be $2.03 to $2.08 per diluted share in 2016. Our 2016 adjusted net earnings per diluted share guidance range is $2.10 to $2.15, which excludes the $0.07 charge from our commitment to restructure certain multi-employer pension obligations.  Over the long-term, we expect to achieve our net earnings per diluted share growth rate guidance of 8% to 11%, plus a growing dividend.  We define long-term as over a three to five year time horizon.

•	For the fourth quarter of 2016, we expect slightly positive identical supermarket sales growth, excluding fuel.
•	We expect full-year FIFO operating margin in 2016, excluding fuel, to decline compared to 2015 results.
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

•	For 2016, we anticipate product cost deflation, excluding fuel. We also expect an annualized LIFO charge of approximately $25 million, primarily related to our pharmacy inventory.
•	We expect 2016 Company-sponsored pension plans expense to be approximately $80 million. We do not expect to make a cash contribution in 2016.
•

For 2016, we expect to contribute approximately $260 million to multi-employer pension funds, excluding the multi-employer pension commitment entered into during the second quarter of 2016.  We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans.  Although these liabilities are not a direct obligation or liability for Kroger, any new agreements that would commit us to fund certain multi-employer plans will be expensed when our commitment is probable and an estimate can be made.

•

We are currently negotiating agreements with UFCW for store associates in Atlanta, Michigan and North Carolina.  We are also negotiating an agreement with the Teamsters for our Roundy’s distribution center in Wisconsin. Negotiations this year will be challenging as we must have competitive cost structures in each market while meeting our associates’ needs for solid wages and good quality, affordable health care and retirement benefits. Also, continued long term financial viability of our current Taft Hartley pension plan participation is important to address.

•

We are completing our business plan process for 2017 and will provide specific 2017 guidance in March. We anticipate both positive identical supermarket sales and net earnings per diluted share growth, excluding the 53rd week. Net earnings growth will likely be below the low end of our 8 — 11% net earnings per diluted share long-term growth rate guidance.  We expect the operating environment in the first half of 2017 to be similar to today. The second half of 2017 should show improvement as we cycle the current environment.

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

Item 4.    Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 5, 2016, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended November 5, 2016, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share	or Programs(3)	(in millions)
First four weeks
August 14, 2016 to September 10, 2016	113,382	$32.43	113,382	$500
Second four weeks
September 11, 2016 to October 8, 2016	7,408,635	$30.62	7,369,764	$778
Third four weeks
October 9, 2016 to November 5, 2016	3,301,943	$30.46	3,301,900	$681
Total	10,823,960	$30.59	10,785,046	$681

(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The third quarter of 2016 contained three 28-day periods.

(2)

Includes (i) shares repurchased under a $500 million share repurchase program authorized by the Board of Directors and announced on June 22, 2016, (ii)  shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”), and (iii) 38,914 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the share repurchase programs referenced above in (2)(i) and the 1999 Repurchase Program.

(4)

On June 22, 2016, our Board of Directors approved a new $500 million share repurchase program.  On September 15, 2016, our Board of Directors approved an additional $500 million share repurchase authority to supplement the June 2016 program (together, the “2016 Share Repurchase Programs”). The amounts shown in this column reflect the amount remaining under the 2016 Share Repurchase Programs as of the specified period end dates.  Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity.  The 2016 Share Repurchase Programs and the 1999 Repurchase Program do not have an expiration date but may be terminated by our Board of Directors at any time.

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

THE KROGER CO.

Dated: December 13, 2016	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: December 13, 2016	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Executive Vice President and Chief Financial Officer

Exhibit Index

EXHIBIT 3.1	-

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