Form 10-K
period 2017-01-28
KROGER CO
filed 2017-03-28
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017.

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

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of August 13, 2016:  $30.6 billion.  There were 914,240,326 shares of Common Stock ($1 par value) outstanding as of March 22, 2017.

Documents Incorporated by Reference:

Portions of the proxy statement to be filed pursuant to Regulation 14A of the Exchange Act on or before May 26, 2017, are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1.BUSINESS.

The Kroger Co. (the “Company” or “Kroger”) was founded in 1883 and incorporated in 1902.  As of January 28, 2017, we are one of the largest retailers in the world based on annual sales.  We also manufacture and process some of the food for sale in our supermarkets.  We maintain a web site (www.thekrogerco.com) that includes additional information about the Company.  We make available through our web site, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our interactive data files, including amendments.  These forms are available as soon as reasonably practicable after we have filed them with, or furnished them electronically to, the SEC.

Our revenues are predominately earned and cash is generated as consumer products are sold to customers in our stores, fuel centers and via our online platforms. We earn income predominantly by selling products at price levels that produce revenues in excess of the costs to make these products available to our customers.  Such costs include procurement and distribution costs, facility occupancy and operational costs and overhead expenses.  Our fiscal year ends on the Saturday closest to January 31.  All references to 2016, 2015 and 2014 are to the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively, unless specifically indicated otherwise.

EMPLOYEES

As of January 28, 2017, Kroger employed approximately 443,000 full- and part-time employees. A majority of our employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 366 such agreements, usually with terms of three to five years.

STORES

As of January 28, 2017, Kroger operated, either directly or through its subsidiaries, 2,796 supermarkets under a variety of local banner names, of which 2,255 had pharmacies and 1,445 had fuel centers.  We also offer ClickList™ and Harris Teeter ExpressLane—  personalized, order online, pick up at the store services —  at 637 of our supermarkets.  Approximately 48% of these supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land.  Our current strategy emphasizes self-development and ownership of store real estate.  Our stores operate under a variety of banners that have strong local ties and brand recognition.  Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

The combo store is the primary food store format.  They typically draw customers from a 2 — 2.5 mile radius.  We believe this format is successful because the stores are large enough to offer the specialty departments that customers desire for one-stop shopping, including natural food and organic sections, pharmacies, general merchandise, pet centers and high-quality perishables such as fresh seafood and organic produce.

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

In addition to the supermarkets, as of January 28, 2017, we operated, through subsidiaries, 784 convenience stores, 319 fine jewelry stores and an online retailer.  All 114 of our fine jewelry stores located in malls are operated in leased locations.  In addition, 69 convenience stores were operated by franchisees through franchise agreements.  Approximately 56% of the convenience stores operated by subsidiaries were operated in Company-owned facilities. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell fuel.

SEGMENTS

We operate supermarkets, multi-department stores, jewelry stores, and convenience stores throughout the United States.  Our retail operations, which represent over 98% of our consolidated sales and earnings before interest, taxes and depreciation and amortization (“EBITDA”), is our only reportable segment.  We aggregate our operating divisions into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance.  In addition, our operating divisions offer customers similar products,  have similar distribution methods, operate in similar regulatory environments, purchase the majority of the merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location. Our operating divisions are organized primarily on a geographical basis so that the operating division management team can be responsive to local needs of the operating division and can execute company strategic plans and initiatives throughout the locations in their operating division. This geographical separation is the primary differentiation between these retail operating divisions.  The geographical basis of organization reflects how the business is managed and how our Chief Executive Officer, who acts as our chief operating decision maker, assesses performance internally.  All of our operations are domestic.  Revenues, profits and losses and total assets are shown in our Consolidated Financial Statements set forth in Item 8 below.

MERCHANDISING AND MANUFACTURING

Corporate brand products play an important role in our merchandising strategy.  Our supermarkets, on average, stock over 14,000 private label items.  Our corporate brand products are primarily produced and sold in three “tiers.”  Private Selection® is the premium quality brand designed to be a unique item in a category or to meet or beat the “gourmet” or “upscale” brands.  The “banner brand” (Kroger®, Ralphs®, Fred Meyer®, King Soopers®, etc.), which represents the majority of our private label items, is designed to satisfy customers with quality products.  Before we will carry a “banner brand” product we must be satisfied that the product quality meets our customers’ expectations in taste and efficacy, and we guarantee it.  P$$T…®, Check This Out… and Heritage Farm™ are the three value brands, designed to deliver good quality at a very affordable price.   In addition, we continue to grow our other brands, including Simple Truth® and Simple Truth Organic®.  Both Simple Truth and Simple Truth Organic are Free From 101+ artificial preservatives and ingredients that customers have told us they do not want in their food, and the Simple Truth Organic products are USDA certified organic.

Approximately 35% of the corporate brand units sold in our supermarkets are produced in our food production plants; the remaining corporate brand items are produced to our strict specifications by outside manufacturers. This percentage has declined recently due to an expanded portfolio of non-grocery corporate brand units produced by outside manufacturers.  Our food production plants produced 45% of our grocery category corporate brand units sold in our supermarkets, which is consistent with our historical trend.  We perform a “make or buy” analysis on corporate brand products and decisions are based upon a comparison of market-based transfer prices versus open market purchases.  As of January 28, 2017, we operated 38 food production plants. These plants consisted of 17 dairies, ten deli or bakery plants, five grocery product plants, two beverage plants, two meat plants and two cheese plants.

SEASONALITY

The majority of our revenues are generally not seasonal in nature.  However, revenues tend to be higher during the major holidays throughout the year.  Additionally, significant inclement weather systems, particularly winter storms, tend to affect our sales trends.

EXECUTIVE OFFICERS OF THE REGISTRANT

The disclosure regarding executive officers is set forth in Item 10 of Part III of this Form 10-K under the heading “Executive Officers of the Company,” and is incorporated herein by reference.

COMPETITIVE ENVIRONMENT

For the disclosure related to our competitive environment, see Item 1A under the heading “Competitive Environment.”

ITEM 1A.RISK FACTORS.

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

We are a party to approximately 366 collective bargaining agreements.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions.  A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.  Further, if we are unable to control health care, pension and wage costs, or if we have insufficient operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse effect on our financial condition, results of operations, or cash flows.

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

Additionally, on October 1, 2015, the payment card industry shifted liability for certain transactions to retailers who are not able to accept Europay, MasterCard, Visa (EMV) transactions. We completed the implementation of the EMV technology for more than the majority of our supermarket transactions in 2016 with plans to complete them in 2017, and have a plan in place to complete implementation for our fuel centers prior to the liability shift for fuel centers.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

As of January 28, 2017, we operated approximately 4,000 owned or leased supermarkets, convenience stores, fine jewelry stores, distribution warehouses and food production plants through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. While our current strategy emphasizes ownership of store real estate, a majority of the properties used to conduct our business are leased.

We generally own store equipment, fixtures and leasehold improvements, as well as processing and food production equipment. The total cost of our owned assets and capitalized leases at January 28, 2017, was $40.6 billion while the accumulated depreciation was $19.6 billion.

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

ITEM 3.LEGAL PROCEEDINGS.

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

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

The following table sets forth the high and low sales prices for our common shares on the New York Stock Exchange for each full quarterly period of the two most recently completed fiscal years.  All share and per share amounts presented are reflective of the two-for-one stock split that began trading at the split adjusted price on July 14, 2015.

COMMON SHARE PRICE RANGE

	2016		2015
Quarter	High	Low	High	Low
1st	$40.91	$33.62	$38.87	$34.05
2nd	$37.97	$32.02	$38.65	$37.09
3rd	$33.24	$28.71	$38.73	$27.32
4th	$36.44	$30.44	$42.75	$36.00

Main trading market: New York Stock Exchange (Symbol KR)

Number of shareholders of record at fiscal year-end 2016:28,351

Number of shareholders of record at March 22, 2017:28,252

During 2016, we paid two quarterly cash dividends of $0.105 per share and two quarterly cash dividends of $0.12 per share.  During 2015, we paid two quarterly cash dividends of $0.0925 per share and two quarterly cash dividends of $0.105 per share.  On March 1, 2017, we paid a quarterly cash dividend of $0.12 per share.  On March 9, 2017, we announced that our Board of Directors declared a quarterly cash dividend of $0.12 per share, payable on June 1, 2017, to shareholders of record at the close of business on May 15, 2017.  We currently expect to continue to pay comparable cash dividends on a quarterly basis depending on our earnings and other factors, including approval by our Board.

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

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name/Index	2011	2012	2013	2014	2015	2016
The Kroger Co.	100	117.21	154.38	299.59	340.41	296.50
S&P 500 Index	100	117.60	141.48	161.61	160.53	194.03
Peer Group	100	120.77	137.32	171.73	160.23	157.59

Kroger’s fiscal year ends on the Saturday closest to January 31.

Data supplied by Standard & Poor’s.

The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

*     Total assumes $100 invested on January 29, 2012, in The Kroger Co., S&P 500 Index, and the Peer Group, with reinvestment of dividends.

**   The Peer Group consists of Costco Wholesale Corp., CVS Caremark Corp, Etablissements Delhaize Freres Et Cie Le Lion (“Groupe Delhaize”, which is included through July 22, 2016 when it merged with Koninklijke Ahold), Great Atlantic & Pacific Tea Company, Inc. (included through March 13, 2012 when it became private after emerging from bankruptcy), Koninklijke Ahold Delhaize NV (changed name from Koninklijke Ahold after merger with Groupe Delhaize), Safeway, Inc. (included through January 29, 2015 when it was acquired by AB Acquisition LLC), Supervalu Inc., Target Corp., Tesco Plc (included through November 27, 2013 when it sold its U.S. business), Wal-Mart Stores Inc., Walgreens Boots Alliance Inc. (formerly, Walgreen Co.), Whole Foods Market Inc. and Winn-Dixie Stores, Inc. (included through March 9, 2012 when it became a wholly-owned subsidiary of Bi-Lo Holdings).

(c)

The following table presents information on our purchases of our common shares during the fourth quarter of 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar
			Shares	Value of Shares
			Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number	Average	Announced	the Plans or
	of Shares	Price Paid	Plans or	Programs (4)
Period (1)	Purchased (2)	Per Share	Programs (3)	(in millions)
First period - four weeks
November 6, 2016 to December 3, 2016	2,927,535	$32.98	2,927,300	$587
Second period - four weeks
December 4, 2016 to December 31, 2016	3,977,379	$34.48	3,906,084	$461
Third period — four weeks
January 1, 2017 to January 28, 2017	3,931,162	$33.86	3,930,799	$339
Total	10,836,076	$33.85	10,764,183	$339

(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2016 contained three 28-day periods.

(2)

Includes (i) shares repurchased under our 2016 Share Repurchase Programs described below in footnote 4, (ii) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (the “1999 Repurchase Program”), and (iii) 71,893 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the 2016 Share Repurchase Programs and the 1999 Repurchase Program.

(4)

On June 22, 2016, our Board of Directors approved a new $500 million share repurchase program (the “June 2016 Share Repurchase Program”).  On September 15, 2016, our Board of Directors approved an additional $500 million share repurchase authority to supplement the June 2016 program (the “September 2016 Share Repurchase Program”, and together, the “2016 Share Repurchase Programs”). The amounts shown in this column reflect the amount remaining under the 2016 Share Repurchase Programs as of the specified period end dates.  Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The June 2016 Share Repurchase Program was exhausted during the fourth quarter of 2016.  The September 2016 Share Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be terminated by our Board of Directors at any time.  On March 9, 2017, our Board of Directors approved an additional $500 million share repurchase authority to supplement the September 2016 Share Repurchase Program.

ITEM 6.SELECTED FINANCIAL DATA.

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

	Fiscal Years Ended
	January 28,	January 30,	January 31,	February 1,	February 2,
	2017	2016	2015	2014	2013
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
	(In millions, except per share amounts)
Sales	$115,337	$109,830	$108,465	$98,375	$96,619
Net earnings including noncontrolling interests	1,957	2,049	1,747	1,531	1,508
Net earnings attributable to The Kroger Co.	1,975	2,039	1,728	1,519	1,497
Net earnings attributable to The Kroger Co. per diluted common share	2.05	2.06	1.72	1.45	1.39
Total assets	36,505	33,897	30,497	29,281	24,634

Long-term liabilities, including obligations under capital leases and financing obligations	16,935	14,128	13,663	13,181	9,359
Total shareholders’ equity — The Kroger Co.	6,698	6,820	5,412	5,384	4,207
Cash dividends per common share	0.450	0.395	0.340	0.308	0.248

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations of The Kroger Co. should be read in conjunction with the “Forward-looking Statements” section set forth in Part I, the “Risk Factors” section set forth in Item 1A of Part I and the “Outlook” section below.

OUR BUSINESS

The Kroger Co. was founded in 1883 and incorporated in 1902.  Kroger is one of the world’s largest retailers, as measured by revenue, operating 2,796 supermarkets under a variety of local banner names in 35 states and the District of Columbia.  Of these stores, 2,255 have pharmacies and 1,445 have fuel centers.  We also offer ClickList™ and Harris Teeter ExpressLane — personalized, order online, pick up at the store services —  at 637 of our supermarkets, and operate 784 convenience stores, either directly or through franchisees, 319 fine jewelry stores and an online retailer.

We operate 38 food production plants, primarily bakeries and dairies, which supply approximately 35% of the corporate brand units sold in our supermarkets; the remaining corporate brand items are produced to our strict specifications by outside manufacturers. This percentage has declined recently due to an expanded portfolio of non-grocery corporate brand units produced by outside manufacturers.  Our food production plants produced 45% of our grocery category corporate brand units sold in our supermarkets, which is consistent with our historical trend.

Our revenues are earned and cash is generated as consumer products are sold to customers in our stores, fuel centers and via our online platforms.  We earn income predominately by selling products at price levels that produce revenues in excess of the costs we incur to make these products available to our customers.  Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses.  Our retail operations, which represent over 98% of our consolidated sales and EBITDA, is our only reportable segment.

On September 2, 2016, we closed our merger with Modern HC Holdings, Inc. (“ModernHEALTH”) by purchasing 100% of the outstanding shares of ModernHEALTH for $407 million.  ModernHEALTH is included in our ending Consolidated Balance Sheet for 2016 and in our Consolidated Statements of Operations from September 2, 2016 through January 28, 2017.

On December 18, 2015, we closed our merger with Roundy’s, Inc. (“Roundy’s”) by purchasing 100% of Roundy’s® outstanding common stock for $3.60 per share and assuming Roundy’s outstanding debt, for a purchase price of $866 million.  Roundy’s is included in our ending Consolidated Balance Sheets for 2015 and 2016 and in our Consolidated Statements of Operations for the last six weeks of 2015 and all periods in 2016.

On August 18, 2014, we closed our merger with Vitacost.com® by purchasing 100% of the Vitacost.com outstanding common stock for $8.00 per share or $287 million.  Vitacost.com is included in our ending Consolidated Balance Sheets for 2015 and 2016 and in our Consolidated Statements of Operations for all periods succeeding the merger.

See Note 2 to the Consolidated Financial Statements for more information related to our mergers with ModernHEALTH, Roundy’s and Vitacost.com.

USE OF NON-GAAP FINANCIAL MEASURES

The accompanying Consolidated Financial Statements, including the related notes, set forth in Part II, Item 8 of this Form 10-K are presented in accordance with generally accepted accounting principles (“GAAP”). We provide non-GAAP measures, including First-In, First-Out (“FIFO”) gross margin, FIFO operating profit, adjusted net earnings and adjusted net earnings per diluted share because management believes these metrics are useful to investors and analysts.  These non-GAAP financial measures should not be considered as an alternative to gross margin, operating profit, net earnings and net earnings per diluted share or any other GAAP measure of performance.  These measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  Our calculation and reasons these are useful metrics to investors and analysts are explained below.

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

We believe the adjusted net earnings per diluted share metric presents more accurate year-over-year comparisons for our net earnings per diluted share because adjusted items are not the result of our normal operations.

OVERVIEW

Notable items for 2016 are:

•	Net earnings per diluted share of $2.05.

•

Net earnings for 2016 includes $111 million ($71 million after-tax) of charges to operating, general and administrative expenses related to the restructuring of certain pension obligations to help stabilize associates’ future benefits (“2016 Adjusted Items”).

•	Adjusted net earnings per diluted share of $2.12.

•	Identical supermarket sales, excluding fuel, increased 1.0%.

•	Increased market share, total unit growth, added 420 Clicklist™ locations and achieved record high unit share for Corporate Brands.

•	Results include unfavorable pricing and cost effects and the loss of sales leverage due to a challenging, deflationary operating environment.

•	During 2016, we returned $2.2 billion to shareholders from share repurchases and dividend payments and invested $407 million in the ModernHEALTH merger.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2016 and 2014 Adjusted Items.  In 2015, we did not have any adjustment items that affect net earnings or net earnings per diluted share.

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	2016	2015	2014
Net earnings attributable to The Kroger Co.	$1,975	$2,039	$1,728
2016 Adjusted Items (1)(2)	71	—	—
2014 Adjusted Items (1)(2)	—	—	39
Net earnings attributable to The Kroger Co. excluding the adjusted items above	$2,046	$2,039	$1,767

Net earnings attributable to The Kroger Co. per diluted common share	$2.05	$2.06	$1.72
2016 Adjusted Items(3)	0.07	—	—
2014 Adjusted Items(3)	—	—	0.04
Net earnings attributable to The Kroger Co. per diluted common share excluding the adjusted items above	$2.12	$2.06	$1.76

Average numbers of common shares used in diluted calculation	958	980	993

(1)

The amounts presented represent the after-tax effect of the 2016 and 2014 Adjusted Items.  The “2014 Adjusted Items” are an $87 million ($56 million after-tax) charge to OG&A due to the commitments and withdrawal liabilities arising from restructuring of certain multi-employer obligations (“2014 Multi-Employer Pension Plan Obligation”) to help stabilize associates’ future pension benefits, offset partially by the benefits from certain tax items of $17 million.

(2)	The pre-tax adjustments for the 2016 and 2014 Adjusted Items were $111 million and $87 million, respectively.
(3)	The amounts presented represent the net earnings per diluted common share effect of the 2016 and 2014 Adjusted Items.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

		Percentage		Percentage
	2016	Increase(2)	2015	Increase(3)	2014
Total supermarket sales without fuel	$96,900	6.1%	$91,310	5.8%	$86,281
Fuel sales	13,979	(5.6)%	14,804	(21.5)%	18,850
Other sales(1)	4,458	20.0%	3,716	11.5%	3,334
Total sales	$115,337	5.0%	$109,830	1.3%	$108,465

(1)

Other sales primarily relate to sales at convenience stores, excluding fuel; jewelry stores; food production plants to outside customers; data analytic services; variable interest entities; specialty pharmacy; in-store health clinics; digital coupon services; and online sales by Vitacost.com.

(2)	This column represents the sales percentage increases in 2016, compared to 2015.
(3)	This column represents the sales percentage increases in 2015, compared to 2014.

Total sales increased in 2016, compared to 2015, by 5.0%.  This increase was primarily due to our increase in total supermarket sales, without fuel, and our merger with ModernHEALTH, partially offset by a decrease in fuel sales due to a 9.4% decrease in the average retail fuel price.  The increase in total supermarket sales without fuel for 2016, compared to 2015, was primarily due to our merger with Roundy’s, an increase in supermarket square footage and our identical supermarket sales increase, excluding fuel, of 1.0%.  Identical supermarket sales, excluding fuel, for 2016, compared to 2015, increased primarily due to an increase in the number of households shopping with us, partially offset by product cost deflation of 0.8%.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of 2016 increased 3.4% over 2015.  Total fuel sales decreased 5.6% in 2016, compared to 2015, primarily due to a decrease in the average retail fuel price of 9.4%, partially offset by an increase in fuel gallons sold of 4.2%.  The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

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

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Although identical supermarket sales is a relatively standard term, numerous methods exist for calculating identical supermarket sales growth.  As a result, the method used by our management to calculate identical supermarket sales may differ from methods other companies use to calculate identical supermarket sales.  We urge you to understand the methods used by other companies to calculate identical supermarket sales before comparing our identical supermarket sales to those of other such companies.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations as illustrated in the following table and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical multi-department stores and Roundy’s stores that are identical as if they were part of the Company in the prior year.  Our identical supermarket sales results are summarized in the following table.  We used the identical supermarket dollar figures presented below to calculate percentage changes for 2016 and 2015.

Identical Supermarket Sales

(dollars in millions)

	2016	2015
Including supermarket fuel centers	$103,180	$103,106
Excluding supermarket fuel centers	$92,451	$91,568
Including supermarket fuel centers	0.1%	1.1%
Excluding supermarket fuel centers	1.0%	5.0%

Gross Margin, LIFO and FIFO Gross Margin

Our gross margin rates, as a percentage of sales, were 22.40% in 2016, 22.16% in 2015 and 21.16% in 2014.  The increase in 2016, compared to 2015, resulted primarily from lower fuel sales, a lower LIFO charge and our merger with Roundy’s due to its historically higher gross margin rate, partially offset by continued investments in lower prices for our customers, unfavorable pricing and cost effects due to transitioning to a deflationary operating environment, our merger with ModernHEALTH due to its historically lower gross margin rate and increased warehousing and shrink costs, as a percentage of sales.  The increase in 2015, compared to 2014, resulted primarily from lower fuel sales, reductions in transportation costs and a lower LIFO charge, partially offset by continued investments in lower prices for our customers and increased shrink costs, as a percentage of sales. Lower fuel sales increase our gross margin rate, as a percentage of sales, due to the very low gross margin rate, as a percentage of sales, on fuel sales compared to non-fuel sales.

Our LIFO charge was $19 million in 2016, $28 million in 2015 and $147 million in 2014.  In 2016, our LIFO charge primarily resulted from annualized product cost inflation related to pharmacy, and was partially offset by annualized product cost deflation in other departments.  In 2015, we experienced lower product cost inflation, compared to 2014, which resulted in a lower LIFO charge. In 2015, our LIFO charge primarily resulted from annualized product cost inflation related to pharmacy, and was partially offset by annualized product cost deflation related to meat and dairy.  In 2014, our LIFO charge primarily resulted from annualized product cost inflation related to pharmacy, grocery, deli, meat and seafood.

Our FIFO gross margin rates, as a percentage of sales, were 22.42% in 2016, 22.18% in 2015 and 21.30% in 2014.  Excluding the effect of fuel and our mergers with Roundy’s and ModernHEALTH (“recent mergers”), our FIFO gross margin rate decreased seven basis points in 2016, compared to 2015.  This decrease resulted primarily from continued investments in lower prices for our customers, unfavorable pricing and cost effects due to transitioning to a deflationary operating environment and increased warehousing and shrink costs, as a percentage of sales.   Excluding the effect of fuel, our FIFO gross margin rate decreased four basis points in 2015, compared to 2014.  This decrease resulted primarily from continued investments in lower prices for our customers and increased shrink costs, partially offset by a reduction in transportation costs, as a percentage of sales.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, health care benefits and retirement plan costs, utility and credit card fees.  Rent expense, depreciation and amortization expense and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 16.63% in 2016, 16.34% in 2015 and 15.82% in 2014.  OG&A expenses, as a percentage of sales, increased 29 basis points to 16.63% in 2016 from 16.34% in 2015.  This increase resulted primarily from a decrease in fuel sales, the loss of sales leverage due to transitioning to a deflationary operating environment, the 2016 Adjusted Items, our recent mergers due to their historically higher OG&A rate, compared to our other divisions, and increases in healthcare benefit and credit card costs, partially offset by increased supermarket sales, productivity improvements, effective cost controls, $110 million United Food and Commercial Workers International Union (“UFCW”) contributions made during 2015 (“2015 UFCW Contributions”) and decreases in incentive plans, company-sponsored pension plans and utility costs, as a percentage of sales.  Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, the 2016 Adjusted Items, recent mergers and the 2015 UFCW Contributions, our OG&A rate decreased five basis points in 2016, compared to 2015.  This decrease resulted primarily from increased supermarket sales, productivity improvements, effective cost controls and decreases in incentive plans, company-sponsored pension plans and utility costs, partially offset by the loss of sales leverage due to transitioning to a deflationary operating environment and increases in healthcare benefit and credit card costs, as a percentage of sales.

OG&A expenses, as a percentage of sales, increased 52 basis points to 16.34% in 2015 from 15.82% in 2014.  This increase resulted primarily from a decrease in fuel sales, increases in EMV chargebacks, company-sponsored pension, healthcare and incentive plan costs, partially offset by increased supermarket sales, the 2014 Multi-Employer Pension Plan Obligation, lower charges for total contributions to The Kroger Foundation and UFCW Consolidated Pension Plan (“2014 Contributions”), compared to the 2015 UFCW Contributions, productivity improvements and effective cost controls at the store level.  Excluding fuel, the 2015 UFCW Contributions, the 2014 Contributions and the 2014 Multi-Employer Pension Plan Obligation, our OG&A rate decreased nine basis points, compared to 2014.  The decrease resulted primarily from increased supermarket sales, productivity improvements and effective cost controls at the store level, partially offset by increases in EMV chargebacks , company-sponsored pension, healthcare and incentive plan costs, as a percentage of sales.

Rent Expense

Rent expense increased on a total dollars and percentage of sales basis in 2016, compared to 2015, due to:

•	Our merger with Roundy’s, due to its higher volume of leased versus owned supermarkets, and
•	Lower fuel sales, which increases our rent expense rate, as a percentage of sales.

Rent expense increased in 2015, compared to 2014, due to our merger with Roundy’s,  partially offset by our continued emphasis to own rather than lease, whenever possible.  Rent expense, as a percentage of sales, in 2015 was consistent with 2014, due to the effect of our merger with Roundy’s being offset by our continued emphasis to own rather than lease, whenever possible, and the benefit of increased sales.

Depreciation and Amortization Expense

Depreciation and amortization expense increased on a total dollars and percentage of sales basis in 2016, compared to 2015, due to:

•	Additional depreciation on capital investments, excluding mergers and lease buyouts, of $3.6 billion, during 2016,
•	Unfavorable sales leveraging from transitioning to a deflationary operating environment, and
•	Our merger with Roundy’s.

Depreciation and amortization expense increased on a total dollars and percentage of sales basis in 2015, compared to 2014, due to:

•	Additional depreciation on capital investments, excluding mergers and lease buyouts of $3.3 billion, during 2015, and
•	Our merger with Roundy’s.

Operating Profit and FIFO Operating Profit

Operating profit was $3.4 billion in 2016, $3.6 billion in 2015 and $3.1 billion in 2014.  Operating profit, as a percentage of sales, decreased 28 basis points in 2016, compared to 2015, due to increased OG&A, depreciation and amortization and rent expenses, partially offset by higher gross margin and a lower LIFO charge, as a percentage of sales.  Operating profit, as a percentage of sales, increased 37 basis points in 2015, compared to 2014, due to higher gross margin and a lower LIFO charge, partially offset by increased OG&A, depreciation and amortization and rent expenses, as a percentage of sales.  Specific factors of these operating trends are discussed earlier in this section.

FIFO operating profit was $3.5 billion in 2016, $3.6 billion in 2015 and $3.3 billion in 2014.  FIFO operating profit, as a percentage of sales, was 3.00% in 2016, 3.28% in 2015 and 3.03% in 2014.  Fuel sales lower our operating profit rate due to the very low operating profit rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  FIFO operating profit, as a percentage of sales excluding fuel, the 2016 Adjusted Items, the effects of our recent mergers and the 2015 UFCW Contributions, decreased 14 basis points in 2016, compared to 2015.  This decrease was due to lower gross margin, higher depreciation and amortization, partially offset by decreased OG&A and rent expenses, as a percentage of sales.  FIFO operating profit, as a percentage of sales excluding fuel, the effects of our Roundy’s merger, the 2015 UFCW Contributions, the 2014 Contributions and the 2014 Multi-Employer Pension Plan Obligation, increased 8 basis points in 2015, compared to 2014.  This increase was primarily due to decreased OG&A and rent, partially offset by lower gross margin and increased depreciation and amortization, as a percentage of sales.  Specific factors of these operating trends are discussed earlier in this section.

Interest Expense

Interest expense totaled $522 million in 2016, $482 million in 2015 and $488 million in 2014.  The increase in interest expense in 2016, compared to 2015, resulted primarily from additional borrowings used for share repurchases, mergers and a higher weighted average interest rate.  The decrease in interest expense in 2015, compared to 2014, resulted primarily from the timing of debt principal payments and debt issuances, partially offset by an increase in interest expense associated with our commercial paper program.

Income Taxes

Our effective income tax rate was 32.8% in 2016, 33.8% in 2015 and 34.1% in 2014.  The 2016 tax rate differed from the federal statutory rate primarily as a result of the recognition of excess tax benefits related to share-based payments after the adoption of ASU 2016-09, the utilization of tax credits, the Domestic Manufacturing Deduction and other changes, partially offset by the effect of state income taxes.  The 2015 and 2014 tax rate differed from the federal statutory rate primarily as a result of the utilization of tax credits, the Domestic Manufacturing Deduction and other changes, partially offset by the effect of state income taxes.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $2.05 per diluted share in 2016 represented a decrease of 0.5% from net earnings of $2.06 per diluted share in 2015.  Excluding the 2016 Adjusted Items, net earnings of $2.12 per diluted share in 2016 represented an increase of 2.9% from net earnings of $2.06 per diluted share in 2015.  The net earnings of 2015 do not include any adjusted items.  The 2.9% increase resulted primarily from a lower LIFO charge, lower income tax expense and lower weighted average common shares outstanding due to common share repurchases, partially offset by lower non-fuel FIFO operating profit and lower fuel earnings.

Net earnings of $2.06 per diluted share in 2015 represented a increase of 19.8% from net earnings of $1.72 per diluted share in 2014.  Excluding the 2014 Adjusted Items, net earnings of $2.06 per diluted share in 2015 represented an increase of 17.0% from net earnings of $1.76 per diluted share in 2014.  The net earnings of 2015 do not include any adjusted items.  The 17.0% increase resulted primarily from higher non-fuel FIFO operating profit, a lower LIFO charge and lower weighted average common shares outstanding due to common share repurchases, partially offset by lower fuel earnings and higher income tax expense.

COMMON SHARE REPURCHASE PROGRAMS

We maintain share repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 and allow for the orderly repurchase of our common shares, from time to time.  We made open market purchases of our common shares totaling $1.7 billion in 2016, $500 million in 2015 and $1.1 billion in 2014 under these repurchase programs.  In addition to these repurchase programs, we also repurchase common shares to reduce dilution resulting from our employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.  We repurchased approximately $105 million in 2016, $203 million in 2015 and $155 million in 2014 of our common shares under the stock option program.

The following Board of Director authorizations created repurchase programs to reacquire shares via open market purchases:

•

A $500 million share repurchase program authorized by our Board of Directors and announced on June 25, 2015.  On March 10, 2016, our Board of Directors approved an additional $500 million share repurchase authority to supplement the June 2015 program.  These programs were exhausted during the first quarter of 2016.

•

On June 22, 2016, our Board of Directors approved a $500 million share repurchase program.  On September 15, 2016, our Board of Directors approved an additional $500 million share repurchase authority to supplement the June 2016 program. The June 2016 program was exhausted during the fourth quarter of 2016.

•	On March 9, 2017, our Board of Directors approved an additional $500 million share repurchase authority to supplement the September 2016 program.

During the first quarter through March 28, 2017, the Company used an additional $341 million of cash to repurchase 11 million common shares at an average price of $31.09 per share.  As of March 28, 2017, we have exhausted the September 2016 program and have $498 million remaining under the March 2017 program.

CAPITAL INVESTMENTS

Capital investments, including changes in construction-in-progress payables and excluding mergers and the purchase of leased facilities, totaled $3.7 billion in 2016, $3.3 billion in 2015 and $2.7 billion in 2014.  Capital investments for mergers totaled $401 million in 2016, $168 million in 2015 and $252 million in 2014.  We merged with ModernHEALTH in 2016, Roundy’s in 2015 and Vitacost.com in 2014.  Refer to Note 2 to the Consolidated Financial Statements for more information on these mergers. Capital investments for the purchase of leased facilities totaled $5 million in 2016, $35 million in 2015 and $135 million in 2014.  The table below shows our supermarket storing activity and our total supermarket square footage:

Supermarket Storing Activity

	2016	2015	2014
Beginning of year	2,778	2,625	2,640
Opened	50	31	33
Opened (relocation)	21	12	13
Acquired	—	159	—
Closed (operational)	(32)	(37)	(48)
Closed (relocation)	(21)	(12)	(13)
End of year	2,796	2,778	2,625

Total supermarket square footage (in millions)	178	173	162

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

The following table provides a calculation of ROIC for 2016 and 2015.  The January 30, 2016 calculation of ROIC excludes the financial position and results for the Roundy's merger.

	Rolling Four Quarters Ended
	($ in millions)
	January 28, 2017	January 30, 2016
Return on Invested Capital
Numerator
Operating profit	$3,436	$3,576
LIFO (credit) charge	19	28
Depreciation and amortization	2,340	2,089
Rent	881	723
Adjustments for pension plan agreements	111	—
Other	—	(13)
Adjusted operating profit	$6,787	$6,403

Denominator
Average total assets	$35,201	$32,197
Average taxes receivable (1)	(262)	(206)
Average LIFO reserve	1,283	1,259
Average accumulated depreciation and amortization	18,940	17,441
Average trade accounts payable	(5,773)	(5,390)
Average accrued salaries and wages	(1,330)	(1,359)
Average other current liabilities (2)	(3,265)	(3,054)
Adjustment for Roundy’s merger	—	(714)
Rent x 8	7,048	5,784
Average invested capital	$51,842	$45,958
Return on Invested Capital	13.09%	13.93%

(1)

Taxes receivable were $132 as of January 28, 2017, $392 as of January 30, 2016 and $20 as of January 31, 2015. The January 30, 2016 balance is higher than the other comparative balances due to changes to tangible property regulations in 2015. Refer to Note 5 of the Consolidated Financial Statements for further detail.

(2)

Other current liabilities included accrued income taxes of $1 as of January 28, 2017 and $5 as of January 31, 2015. We did not have any accrued income taxes as of January 30, 2016. Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

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

Self-Insurance Costs

We primarily are self-insured for costs related to workers’ compensation and general liability claims.  The liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through January 28, 2017.  We establish case reserves for reported claims using case-basis evaluation of the underlying claim data and we update as information becomes known.

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

Impairments of Long-Lived Assets

We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value.  Fair value is determined based on market values or discounted future cash flows.  We record impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for disposal, we adjust the value of the property and equipment to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions.  We recognize impairment for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  We recorded asset impairments in the normal course of business totaling $26 million in 2016, $46 million in 2015 and $37 million in 2014.  We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

Goodwill

Our goodwill totaled $3.0 billion as of January 28, 2017.  We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events.  We perform reviews of each of our operating divisions and variable interest entities (collectively, “reporting units”) that have goodwill balances.  Fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment.  We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future.  If we identify potential for impairment, we measure the fair value of a reporting unit against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill.  We recognize goodwill impairment for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value.

The annual evaluation of goodwill performed for our reporting units during the fourth quarter of 2016, 2015 and 2014 did not result in impairment.  Based on current and future expected cash flows, we believe goodwill impairments are not reasonably likely.  A 10% reduction in fair value of our reporting units would not indicate a potential for impairment of our goodwill balance.

For additional information relating to our results of the goodwill impairment reviews performed during 2016, 2015 and 2014 see Note 3 to the Consolidated Financial Statements.

The impairment review requires the extensive use of management judgment and financial estimates.  Application of alternative estimates and assumptions, such as reviewing goodwill for impairment at a different level, could produce significantly different results.  The cash flow projections embedded in our goodwill impairment reviews can be affected by several factors such as inflation, business valuations in the market, the economy, market competition and our ability to successfully integrate recently acquired businesses.

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

The determination of our obligation and expense for Company-sponsored pension plans and other post-retirement benefits is dependent upon our selection of assumptions used by actuaries in calculating those amounts.  Those assumptions are described in Note 15 to the Consolidated Financial Statements and include, among others, the discount rate, the expected long-term rate of return on plan assets, mortality and the rate of increases in compensation and health care costs.  Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in future periods.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions, including the discount rate used and the expected return on plan assets, may materially affect our pension and other post-retirement obligations and our future expense.  Note 15 to the Consolidated Financial Statements also discusses the effect of a 1% change in the assumed health care cost trend rate on other post-retirement benefit costs and the related liability.

The objective of our discount rate assumptions was intended to reflect the rates at which the pension benefits could be effectively settled.  In making this determination, we take into account the timing and amount of benefits that would be available under the plans.  Our methodology for selecting the discount rates was to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 4.25% and 4.18% discount rates as of year-end 2016 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant.  We utilized a discount rate of 4.62% and 4.44% as of year-end 2015 for pension and other benefits, respectively.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of January 28, 2017, by approximately $510 million.

To determine the expected rate of return on pension plan assets held by Kroger for 2016, we considered current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.  In 2016, our assumed pension plan investment return rate was 7.40% compared to 7.44% in 2015 and 2014.  During 2016, Kroger began managing the assets for the Harris Teeter and Roundy’s pension plans, and our expected rate of return reflects implementing a similar investment management strategy for the Harris Teeter and Roundy’s plans’ assets.  Historically, the Kroger pension plans’ average rate of return was 5.81% for the 10 calendar years ended December 31, 2016, net of all investment management fees and expenses.  The value of all investments in our Company-sponsored defined benefit pension plans during the calendar year ending December 31, 2016, net of investment management fees and expenses, increased 6.90%.  For the past 20 years, the Kroger pension plans’ average annual rate of return has been 7.77%.  Based on the above information and forward looking assumptions for investments made in a manner consistent with our target allocations, we believe a 7.40% rate of return assumption is reasonable for 2016.  See Note 15 to the Consolidated Financial Statements for more information on the asset allocations of pension plan assets.

On January 31, 2015, we adopted new industry specific mortality tables based on mortality experience and assumptions for generational mortality improvement in determining our benefit obligations. On January 28, 2017, we adopted an updated assumption for generational mortality improvement, based on additional years of published mortality experience.

Sensitivity to changes in the major assumptions used in the calculation of Kroger’s pension plan liabilities is illustrated below (in millions).

Projected Benefit
	Percentage	Obligation	Expense
	Point Change	Decrease/(Increase)	Decrease/(Increase)
Discount Rate	+/- 1.0%	$510/(620)	$36/(46)
Expected Return on Assets	+/- 1.0%	—	$32/(32)

In 2016, we contributed $3 million to our Company-sponsored defined benefit plans and are not required to make any contributions to these plans in 2017.  We contributed $5 million to our Company-sponsored defined benefit plans in 2015 and did not make contributions in 2014.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of contributions.

We contributed and expensed $215 million in 2016, $196 million in 2015 and $177 million in 2014 to employee 401(k) retirement savings accounts.  The increase in 2016, compared to 2015, is primarily due to our recent mergers. The increase in 2015, compared to 2014, is due to a higher employee savings rate.  The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, plan compensation and length of service.

Multi-Employer Pension Plans

We contribute to various multi-employer pension plans based on obligations arising from collective bargaining agreements.  These multi-employer pension plans provide retirement benefits to participants based on their service to contributing employers.  The benefits are paid from assets held in trust for that purpose.  Trustees are appointed in equal number by employers and unions.  The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

We recognize expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP.  We made cash contributions to these plans of $289 million in 2016, $426 million in 2015 and $297 million in 2014.

We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans as it relates to our associates who are beneficiaries of these plans.  These under-fundings are not our liability.  When an opportunity arises that is economically feasible and beneficial to us and our associates, we may negotiate the restructuring of under-funded multi-employer pension plan obligations to help stabilize associates’ future benefits and become the fiduciary of the restructured multi-employer pension plan.  The commitments from these restructurings do not change our debt profile as it relates to our credit rating.  We are currently designated as the named fiduciary of the UFCW Consolidated Pension Plan and have sole investment authority over these assets.  Significant effects of these restructuring agreements recorded in our Consolidated Financial Statements are:

•

In 2016, we incurred a charge of $111 million, $71 million, after tax, due to commitments and withdrawal liabilities arising from the restructuring of certain multi-employer pension plan obligations, of which $28 million was contributed to the UFCW Consolidated Pension Plan in 2016.

•

In 2015, we contributed $190 million to the UFCW Consolidated Pension Plan.  We had previously accrued $60 million of the total contributions at January 31, 2015 and recorded expense for the remaining $130 million at the time of payment in 2015.

•

In 2014, we incurred a charge of $56 million. after-tax, related to commitments and withdrawal liabilities associated with the restructuring of pension plan agreements, of which $15 million was contributed to the UFCW Consolidated Pension Plan in 2014.

As we continue to work to find solutions to under-funded multi-employer pension plans, it is possible we could incur withdrawal liabilities for certain funds.  Two locations have initiated a withdrawal process, in the first quarter of 2017, resulting in an estimated withdrawal liability of less than $100 million, after-tax.

Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in most of the multi-employer plans to which we contribute substantially exceeds the value of the assets held in trust to pay benefits.  We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2016.  Because we are only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of our contributions to the total of all contributions to these plans in a year as a way of assessing our “share” of the underfunding.  Nonetheless, the underfunding is not a direct obligation or liability of ours or of any employer.  As of December 31, 2016, we estimate that our share of the underfunding of multi-employer pension plans to which we contribute, or as it relates to certain funds, an estimated withdrawal liability, was approximately $3.0 billion, pre-tax, or $1.8 billion, after-tax.  This represents an increase in the estimated amount of underfunding of approximately $100 million, pre-tax, or approximately $40 million, after-tax, as of December 31, 2016, compared to December 31, 2015.  The increase in the amount of underfunding is attributable to lower than expected returns on the assets held in the multi-employer pension plans during 2016 and changes in mortality rate assumptions.  Our estimate is based on the most current information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.

We have made and disclosed this estimate not because, except as noted above, this underfunding is a direct liability of ours.  Rather, we believe the underfunding is likely to have important consequences.  In 2017, we expect to contribute approximately $360 million to multi-employer pension plans, which excludes any additional multi-employer pension plan restructurings that could occur. Of this amount, $35 million has been accrued for as of January 28, 2017.  We expect increases in expense as a result of increases in multi-employer pension plan contributions over the next few years.  Finally, underfunding means that, in the event we were to exit certain markets or otherwise cease making contributions to these plans, we could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.

The amount of underfunding described above is an estimate and could change based on contract negotiations, returns on the assets held in the multi-employer pension plans, benefit payments or future restructuring agreements.  The amount could decline, and our future expense would be favorably affected, if the values of the assets held in the trust significantly increase or if further changes occur through collective bargaining, trustee action or favorable legislation.  On the other hand, our share of the underfunding could increase and our future expense could be adversely affected if the asset values decline, if employers currently contributing to these funds cease participation or if changes occur through collective bargaining, trustee action or adverse legislation.  We continue to evaluate our potential exposure to under-funded multi-employer pension plans.  Although these liabilities are not a direct obligation or liability of ours, any commitments to fund certain multi-employer pension plans will be expensed when our commitment is probable and an estimate can be made.

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

Various taxing authorities periodically audit our income tax returns.  These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, we record allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 28, 2017, the Internal Revenue Service had concluded its examination of our 2012 and 2013 federal tax returns.

The assessment of our tax position relies on the judgment of management to estimate the exposures associated with our various filing positions.

Share-Based Compensation Expense

We account for stock options under the fair value recognition provisions of GAAP.  Under this method, we recognize compensation expense for all share-based payments granted.  We recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  In addition, we record expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the grant date of the award, over the period the award restrictions lapse.  As described in Note 17 to the Consolidated Financial Statements, we adopted a new share-based compensation standard during 2016, which requires recognition of excess tax benefits related to share-based payments in our provision for income taxes. Excess tax benefits were historically recorded in additional paid-in capital.

Inventories

Inventories are stated at the lower of cost (principally on a LIFO basis) or market.  In total, approximately 89% and 95% of inventories were valued using the LIFO method in 2016 and 2015, respectively.  Cost for the balance of the inventories, including substantially all fuel inventories, was determined using the FIFO method.  Replacement cost was higher than the carrying amount by $1.3 billion at January 28, 2017 and January 31, 2016.  We follow the Link-Chain, Dollar-Value LIFO method for purposes of calculating our LIFO charge or credit.

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

Vendor Allowances

We recognize all vendor allowances as a reduction in merchandise costs when the related product is sold.  In most cases, vendor allowances are applied to the related product cost by item, and therefore reduce the carrying value of inventory by item.  When it is not practicable to allocate vendor allowances to the product by item, we recognize vendor allowances as a reduction in merchandise costs based on inventory turns and as the product is sold.  We recognized approximately $7.8 billion in 2016, $7.3 billion in 2015 and $6.9 billion in 2014 of vendor allowances as a reduction in merchandise costs.  We recognized approximately 92% of all vendor allowances in the item cost with the remainder being based on inventory turns.

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

During the second quarter of 2016, we adopted ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. As a result of the adoption, we recognized $49 million of excess tax benefits related to share-based payments in our provision for income taxes in 2016. These items were historically recorded in additional paid-in capital. In addition, for 2016, cash flows related to excess tax benefits are classified as an operating activity. Cash paid on employees’ behalf related to shares withheld for tax purposes is classified as a financing activity. Retrospective application of the cash flow presentation requirements resulted in increases to both “Net cash provided by operating activities” and “Net cash used by financing activities” of $59 million for 2016, $84 million for 2015 and $52 for 2014.  Our stock compensation expense continues to reflect estimated forfeitures.

During 2016, we adopted ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Topic 205)”. This standard requires us to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the  Consolidated Financial Statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around our plan to alleviate these doubts are required. The adoption of this standard did not affect our Consolidated Financial Statements.

During 2016, we adopted ASU 2015-07, “Fair Value Measurement - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820)”.  This standard requires us to disclose which assets we value using net asset value as a practical expedient, and ends the requirement to classify these assets within the GAAP fair value hierarchy.  See Note 15 of our Consolidated Financial Statements for disclosures of assets we value using net asset value as a practical expedient.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $4.3 billion of cash from operations in 2016, compared to $4.9 billion in 2015 and $4.2 billion in 2014.  The cash provided by operating activities came from net earnings including non-controlling interests adjusted primarily for non-cash expenses of depreciation and amortization, stock compensation, expense for Company-sponsored pension plans and the LIFO charge.  Changes in working capital created a net cash outflow in 2016, and net cash inflows for 2015 and 2014.

The decrease in net cash provided by operating activities in 2016, compared to 2015, resulted primarily due to a decrease in net earnings including noncontrolling interests and changes in working capital, partially offset by an increase in non-cash expenses, deferred taxes and lower payments on long-term liabilities.

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

Cash provided (used) by operating activities for changes in working capital was ($492) million in 2016, compared to $180 million in 2015 and $3 million in 2014.  The decrease in cash provided by operating activities for changes in working capital in 2016, compared to 2015, was primarily due to the net effect of the following:

•	Higher receivables due to increasing vendor allowance activity and pharmacy sales requiring third party payments,
•	Increased inventory purchases due to store growth and new distribution centers,
•	Higher prepayment of benefit costs,
•	Lower accrued expenses due to reduced incentive plan payout accruals, and
•	Lower tax payments due to a 2015 tax deduction associated with tangible property regulations.

The increase in cash provided by operating activities for changes in working capital in 2015, compared to 2014, was primarily due to an increase in cash provided by trade accounts payables and store deposits in transit, partially offset by a decrease in cash provided by income taxes receivable and payable.

Net cash used by investing activities

Cash used by investing activities was $3.9 billion in 2016, compared to $3.6 billion in 2015 and $3.1 billion in 2014.  The amount of cash used by investing activities increased in 2016, compared to 2015, primarily due to increased cash payments for capital investments and our merger with ModernHEALTH. The amount of cash used by investing activities increased in 2015, compared to 2014, due to increased payments for capital investments, partially offset by lower payments for mergers.

Net cash provided (used) by financing activities

Financing activities used cash of $352 million in 2016, $1.3 billion in 2015 and $1.2 billion in 2014.  The decrease in the amount of cash used for financing activities in 2016, compared to 2015, was primarily due to higher treasury stock purchases, partially offset by higher long-term and commercial paper borrowings.  The increase in the amount of cash used for financing activities in 2015, compared to 2014, was primarily related to increased payments on long-term debt and commercial paper, partially offset by higher proceeds from issuances of long-term debt and decreased treasury stock purchases.

Debt Management

Total debt, including both the current and long-term portions of capital lease and lease-financing obligations, increased $2.0 billion to $14.1 billion as of year-end 2016, compared to 2015.  The increase in 2016, compared to 2015, resulted from the issuance of (i) $1.0 billion of senior notes bearing an interest rate of 4.45%, (ii) 750 million of senior notes bearing an interest rate of 2.65%, (iii) $500 million of senior notes bearing an interest rate of 3.875%, (iv) $500 million of senior notes bearing an interest rate of 1.5%, (v) increases in commercial paper borrowings and  (vi) increases in capital lease obligations due to additional leased locations, partially offset by payments of $1.4 billion on maturing long-term debt obligations.

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

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to range from $5.9 to $6.4 billion, which includes anticipated requirements for working capital, capital investments, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of 2016.  We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.4 billion of commercial paper and $600 million of senior notes maturing in the next twelve months, which is included in the range of $5.9 to $6.4 billion in estimated liquidity needs.  We expect to refinance this debt, in 2017, by issuing additional senior notes or commercial paper on favorable terms based on our past experience.  We also currently plan to continue repurchases of common shares under the Company’s share repurchase programs and a growing dividend.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

Factors Affecting Liquidity

We can currently borrow on a daily basis approximately $2.75 billion under our commercial paper  program.  At January 28, 2017, we had $1.4 billion of commercial paper borrowings outstanding.  Commercial paper borrowings are backed by our credit facility, and reduce the amount we can borrow under the credit facility.  If our short-term credit ratings fall, the ability to borrow under our current commercial paper program could be adversely affected for a period of time and increase our interest cost on daily borrowings under our commercial paper program.  This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity.  However, in the event of a ratings decline, we do not anticipate that our borrowing capacity under our commercial paper program would be any lower than $500 million on a daily basis.  Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost on borrowings under the credit facility could be affected by an increase in our Leverage Ratio.  As of March 22, 2017, we had $956 million of commercial paper borrowings outstanding.

Our credit facility requires the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”).  A failure to maintain our financial covenants would impair our ability to borrow under the credit facility. These financial covenants are described below:

•

Our Leverage Ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the credit facility) was 2.27 to 1 as of January 28, 2017.  If this ratio were to exceed 3.50 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.  In addition, our applicable margin on borrowings is determined by our Leverage Ratio.

•

Our Fixed Charge Coverage Ratio (the ratio of Consolidated EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facility) was 4.75 to 1 as of January 28, 2017.  If this ratio fell below 1.70 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

Our credit facility is more fully described in Note 6 to the Consolidated Financial Statements.  We were in compliance with our financial covenants at year-end 2016.

The tables below illustrate our significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of January 28, 2017 (in millions of dollars):

	2017	2018	2019	2020	2021	Thereafter	Total
Contractual Obligations (1) (2)
Long-term debt(3)	$2,197	$1,315	$1,246	$724	$797	$7,036	$13,315
Interest on long-term debt (4)	444	479	422	343	330	3,995	6,013
Capital lease obligations	92	76	71	66	64	647	1,016
Operating lease obligations	986	932	856	759	656	3,992	8,181
Financed lease obligations	7	8	8	9	9	53	94
Self-insurance liability (5)	229	146	100	68	41	98	682
Construction commitments(6)	428	—	—	—	—	—	428
Purchase obligations(7)	478	178	78	68	36	65	903
Total	$4,861	$3,134	$2,781	$2,037	$1,933	$15,886	$30,632

Other Commercial Commitments
Standby letters of credit	$242	$—	$—	$—	$—	$—	$242
Surety bonds	396	—	—	—	—	—	396
Total	$638	$—	$—	$—	$—	$—	$638

(1)

The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $33 million in 2016. This table also excludes contributions under various multi-employer pension plans, which totaled $289 million in 2016.

(2)	The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.
(3)	As of January 28, 2017 we had $1.4 billion of commercial paper and no borrowings under our credit facility.
(4)	Amounts include contractual interest payments using the interest rate as of January 28, 2017, and stated fixed and swapped interest rates, if applicable, for all other debt instruments.
(5)	The amounts included in the contractual obligations table for self-insurance liability related to workers’ compensation claims have been stated on a present value basis.
(6)	Amounts include funds owed to third parties for projects currently under construction. These amounts are reflected in other current liabilities in our Consolidated Balance Sheets.
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

As of January 28, 2017, we maintained a $2.75 billion (with the ability to increase by $750 million), unsecured revolving credit facility that, unless extended, terminates on June 30, 2019.  Outstanding borrowings under the credit facility and commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facility.  As of January 28, 2017, we had $1.4 billion of borrowings of commercial paper and no borrowings under our credit facility.  The outstanding letters of credit that reduce funds available under our credit facility totaled $13 million as of January 28, 2017.

In addition to the available credit mentioned above, as of January 28, 2017, we had authorized for issuance $4 billion of securities under a shelf registration statement filed with the SEC and effective on December 14, 2016.

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

We also are contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions.  We could be required to satisfy obligations under the leases if any of the assignees are unable to fulfill their lease obligations.  Due to the wide distribution of our assignments among third parties, and various other remedies available to us, we believe the likelihood that we will be required to assume a material amount of these obligations is remote.  We have agreed to indemnify certain third-party logistics operators for certain expenses, including multi-employer pension plan obligations and withdrawal liabilities.

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

•

For 2017, we expect net earnings to be $2.21 to $2.25 per diluted share, including an estimated $0.09 for the 53rd week. We expect the first quarter to be in the $0.55 to $0.59 range, the second quarter to be up slightly compared to last year, the third quarter to be up strongly compared to last year, and the fourth quarter to be up high single-digits compared to last year, without the benefit of the 53rd week.

•	We expect identical supermarket sales growth, excluding fuel sales, in 2017 to range from flat to 1.0% growth.

•	We expect full-year FIFO operating margin in 2017, excluding fuel, to decline approximately 10 basis points compared to 2016 results.

•

We expect capital investments, excluding mergers, acquisitions and purchases of leased facilities, to be $3.2 to $3.5 billion.  These capital investments include approximately 55 major projects covering new stores, expansions and relocations; 175 major remodels; and other investments including digital, technology, minor remodels, and upgrades to logistics, merchandising systems and infrastructure to support our Customer 1st business strategy.

•	We expect total supermarket square footage for 2017 to grow approximately 1.8% before mergers, acquisitions and operational closings.

•	We expect the 2017 effective tax rate to be approximately 35%, excluding the resolution of certain tax items.

•	In 2017, we anticipate annualized product cost inflation, excluding fuel, and an annualized LIFO charge of approximately $25 million.

•	We expect 2017 Company-sponsored pension plans expense to be approximately $110 million. We are not required to make a cash contribution in 2017.

•

In 2017, we expect to contribute approximately $360 million to multi-employer pension funds.  Of this amount, $35 million has been accrued for as of year-end. This excludes any additional multi-employer pension plan restructuring that could occur. We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans.  Although these liabilities are not a direct obligation or liability of Kroger, any new agreements that would commit us to fund certain multi-employer plans will be expensed when our commitment is probable and an estimate can be made.

•

We are currently negotiating an agreement with UFCW for store associates in Atlanta. In 2017, we will also negotiate agreements with UFCW for store associates in Dallas and Food 4 Less® Warehouse Stores. Negotiations this year will be challenging as we must have competitive cost structures in each market while meeting our associates’ needs for solid wages and good quality, affordable health care and retirement benefits.

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



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



•	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.



•

Changes in our product mix may negatively affect certain financial indicators. For example, we continue to add supermarket fuel centers to our store base. Since fuel generates lower profit margins than our supermarket sales, we expect to see our FIFO gross margins decline as fuel sales increase.

We cannot fully foresee the effects of changes in economic conditions on our business. We have assumed economic and competitive situations will not change significantly in 2017.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial Risk Management

We use derivative financial instruments primarily to manage our exposure to fluctuations in interest rates.  We do not enter into derivative financial instruments for trading purposes.  As a matter of policy, all of our derivative positions are intended to reduce risk by hedging an underlying economic exposure.  Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments generally are offset by reciprocal changes in the value of the underlying exposure.  The interest rate derivatives we use are straightforward instruments with liquid markets.

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

As of January 28, 2017, we maintained two interest rate swap agreements, with an aggregate notional amount totaling $100 million, to manage our exposure to changes in the fair value of our fixed rate debt resulting from interest rate movements by effectively converting a portion of our debt from fixed to variable rates.  These agreements mature in December 2018, and coincide with our scheduled debt maturities.  The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements as an adjustment to interest expense.  These interest rate swap agreements are being accounted for as fair value hedges.

As of January 28, 2017, we maintained 25 forward-starting interest rate swap agreements with maturity dates of August 15, 2027, January 15, 2029, January 15, 2049 and January 15, 2050 with an aggregate notional amount totaling $1.6 billion.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  We entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on our forecasted issuances of debt in fiscal years 2017, 2018 and 2019.  The fixed interest rates for these forward-starting interest rate swaps range from 2.07% to 3.00%.  The variable rate component on the forward-starting interest rate swaps is 3 month LIBOR.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of January 28, 2017, the fair value of the interest rate swaps was recorded in other assets for $67 million, other long-term liabilities for $7 million and accumulated other comprehensive income for $38 million, net of tax.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines described above.  The guidelines may change as our business needs dictate.

The tables below provide information about our interest rate derivatives classified as fair value hedges and underlying debt portfolio as of January 28, 2017 and January 30, 2016.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, and the average outstanding notional amounts of interest rate derivatives classified as fair value hedges as of January 28, 2017 and January 30, 2016.  Interest rates reflect the weighted average rate for the outstanding instruments.  The variable component of each interest rate derivative and the variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of January 28, 2017 and January 30, 2016.  The Fair Value column includes the fair value of our debt instruments and interest rate derivatives classified as fair value hedges as of January 28, 2017 and January 30, 2016.  See Notes 6, 7 and 8 to the Consolidated Financial Statements.

	January 28, 2017
	Expected Year of Maturity
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(in millions)
Debt
Fixed rate	$(716)	$(1,298)	$(1,246)	$(699)	$(797)	$(6,955)	$(11,711)	$(12,301)
Average interest rate	4.94%	4.54%	4.68%	4.62%	4.63%	4.57%
Variable rate	$(1,481)	$(17)	$—	$(25)	$—	$(81)	$(1,604)	$(1,604)
Average interest rate	0.93%	3.53%	—%	5.00%	—%	3.73%

	January 28, 2017						January 28,	January 28,
	Average Notional Amounts Outstanding						2017	2017
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(in millions)
Interest Rate Derivatives Classified as Fair Value Hedges
Fixed to variable	$100	$88	$—	$—	$—	$—	$100	$(1)
Average pay rate	6.71%	7.20%	—	—	—	—
Average receive rate	6.80%	6.80%	—	—	—	—

	January 30, 2016
	Expected Year of Maturity
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(in millions)
Debt
Fixed rate	$(768)	$(713)	$(1,300)	$(747)	$(699)	$(5,456)	$(9,683)	$(10,597)
Average interest rate	4.74%	4.78%	4.95%	4.80%	4.80%	4.68%
Variable rate	$(1,550)	$(22)	$(7)	$(27)	$(25)	$(82)	$(1,713)	$(1,747)
Average interest rate	3.71%	1.21%	1.26%	1.06%	0.46%	0.03%

	January 30, 2016						January 30,	January 30,
	Average Notional Amounts Outstanding						2016	2016
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(in millions)
Interest Rate Derivatives Classified as Fair Value Hedges
Fixed to variable	$100	$100	$88	$—	$—	$—	$100	$1
Average pay rate	6.30%	6.64%	6.95%	—	—	—
Average receive rate	6.80%	6.80%	6.80%	—	—	—

Based on our year-end 2016 variable rate debt levels, a 10 percent change in interest rates would be immaterial.  See Note 7 to the Consolidated Financial Statements for further discussion of derivatives and hedging policies.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

The Kroger Co.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Kroger Co. and its subsidiaries at January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Modern HC Holdings, Inc. from its assessment of internal control over financial reporting as of January 28, 2017 because it was acquired by the Company in a purchase business combination on September 2, 2016.  We have also excluded Modern HC Holdings, Inc. from our audit of internal control over financial reporting. Modern HC Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 1% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 28, 2017.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 28, 2017

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

	January 28,	January 30,
(In millions, except par values)	2017	2016
ASSETS
Current assets
Cash and temporary cash investments	$322	$277
Store deposits in-transit	910	923
Receivables	1,649	1,734
FIFO inventory	7,852	7,440
LIFO reserve	(1,291)	(1,272)
Prepaid and other current assets	898	790
Total current assets	10,340	9,892

Property, plant and equipment, net	21,016	19,619
Intangibles, net	1,153	1,053
Goodwill	3,031	2,724
Other assets	965	609

Total Assets	$36,505	$33,897

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$2,252	$2,370
Trade accounts payable	5,818	5,728
Accrued salaries and wages	1,234	1,426
Deferred income taxes	251	221
Other current liabilities	3,305	3,226
Total current liabilities	12,860	12,971

Long-term debt including obligations under capital leases and financing obligations	11,825	9,709
Deferred income taxes	1,927	1,752
Pension and postretirement benefit obligations	1,524	1,380
Other long-term liabilities	1,659	1,287

Total Liabilities	29,795	27,099

Commitments and contingencies (see Note 13)

SHAREHOLDERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2016 and 2015	1,918	1,918
Additional paid-in capital	3,070	2,980
Accumulated other comprehensive loss	(715)	(680)
Accumulated earnings	15,543	14,011
Common shares in treasury, at cost, 994 shares in 2016 and 951 shares in 2015	(13,118)	(11,409)

Total Shareholders’ Equity - The Kroger Co.	6,698	6,820
Noncontrolling interests	12	(22)

Total Equity	6,710	6,798

Total Liabilities and Equity	$36,505	$33,897

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

	2016	2015	2014
(In millions, except per share amounts)	(52 weeks)	(52 weeks)	(52 weeks)
Sales	$115,337	$109,830	$108,465
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	89,502	85,496	85,512
Operating, general and administrative	19,178	17,946	17,161
Rent	881	723	707
Depreciation and amortization	2,340	2,089	1,948

Operating profit	3,436	3,576	3,137
Interest expense	522	482	488

Earnings before income tax expense	2,914	3,094	2,649
Income tax expense	957	1,045	902

Net earnings including noncontrolling interests	1,957	2,049	1,747
Net earnings (loss) attributable to noncontrolling interests	(18)	10	19

Net earnings attributable to The Kroger Co.	$1,975	$2,039	$1,728

Net earnings attributable to The Kroger Co. per basic common share	$2.08	$2.09	$1.74

Average number of common shares used in basic calculation	942	966	981

Net earnings attributable to The Kroger Co. per diluted common share	$2.05	$2.06	$1.72

Average number of common shares used in diluted calculation	958	980	993

Dividends declared per common share	$0.465	$0.408	$0.350

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

	2016	2015	2014
(In millions)	(52 weeks)	(52 weeks)	(52 weeks)
Net earnings including noncontrolling interests	$1,957	$2,049	$1,747

Other comprehensive income (loss)
Realized and unrealized gains and losses on available for sale securities, net of income tax(1)	(20)	3	5
Change in pension and other postretirement defined benefit plans, net of income tax(2)	(64)	131	(329)
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	47	(3)	(25)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax	2	1	1

Total other comprehensive income (loss)	(35)	132	(348)

Comprehensive income	1,922	2,181	1,399
Comprehensive income (loss) attributable to noncontrolling interests	(18)	10	19
Comprehensive income attributable to The Kroger Co.	$1,940	$2,171	$1,380

(1)	Amount is net of tax of $(16) in 2016 and $2 in 2015 and $3 2014.
(2)	Amount is net of tax of $(39) in 2016, $77 in 2015 and $(193) in 2014.
(3)	Amount is net of tax of $27 in 2016, $(2) in 2015 and $(14) in 2014.

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

	2016	2015	2014
(In millions)	(52 weeks)	(52 weeks)	(52 weeks)
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,957	$2,049	$1,747
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,340	2,089	1,948
Asset impairment charge	26	46	37
LIFO charge	19	28	147
Stock-based employee compensation	141	165	155
Expense for Company-sponsored pension plans	94	103	55
Deferred income taxes	201	317	73
Other	(28)	54	72
Changes in operating assets and liabilities net of effects from mergers of businesses:
Store deposits in-transit	13	95	(27)
Receivables	(110)	(59)	(141)
Inventories	(382)	(184)	(147)
Prepaid and other current assets	(172)	(28)	2
Trade accounts payable	16	440	135
Accrued expenses	(118)	275	249
Income taxes receivable and payable	261	(359)	(68)
Contribution to Company-sponsored pension plans	—	(5)	—
Other	14	(109)	(22)

Net cash provided by operating activities	4,272	4,917	4,215

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(3,699)	(3,349)	(2,831)
Proceeds from sale of assets	132	45	37
Payments for mergers	(401)	(168)	(252)
Other	93	(98)	(14)

Net cash used by investing activities	(3,875)	(3,570)	(3,060)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	2,781	1,181	576
Payments on long-term debt	(1,355)	(1,245)	(375)
Net borrowings (payments) on commercial paper	435	(285)	25
Dividends paid	(429)	(385)	(338)
Excess tax benefits on stock-based awards	—	97	52
Proceeds from issuance of capital stock	68	120	110
Treasury stock purchases	(1,766)	(703)	(1,283)
Investment in the remaining equity of a noncontrolling interest	—	(26)	—
Other	(86)	(92)	(55)

Net cash used by financing activities	(352)	(1,338)	(1,288)

Net increase (decrease) in cash and temporary cash investments	45	9	(133)

Cash and temporary cash investments:
Beginning of year	277	268	401
End of year	$322	$277	$268

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(3,699)	$(3,349)	$(2,831)
Payments for lease buyouts	5	35	135
Changes in construction-in-progress payables	72	(35)	(56)
Total capital investments, excluding lease buyouts	$(3,622)	$(3,349)	$(2,752)

Disclosure of cash flow information:
Cash paid during the year for interest	$505	$474	$477
Cash paid during the year for income taxes	$557	$1,001	$941

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at February 1, 2014	1,918	$1,918	$2,590	902	$(9,641)	$(464)	$10,981	$11	$5,395
Issuance of common stock:
Stock options exercised	—	—	—	(10)	110	—	—	—	110
Restricted stock issued	—	—	(91)	(5)	40	—	—	—	(51)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	51	(1,129)	—	—	—	(1,129)
Stock options exchanged	—	—	—	6	(154)	—	—	—	(154)
Share-based employee compensation	—	—	155	—	—	—	—	—	155
Other comprehensive loss net of income tax of ($204)	—	—	—	—	—	(348)	—	—	(348)
Other	—	—	94	—	(35)	—	—	—	59
Cash dividends declared ($0.350 per common share)	—	—	—	—	—	—	(342)	—	(342)
Net earnings including non-controlling interests	—	—	—	—	—	—	1,728	19	1,747

Balances at January 31, 2015	1,918	$1,918	$2,748	944	$(10,809)	$(812)	$12,367	$30	$5,442
Issuance of common stock:
Stock options exercised	—	—	—	(9)	120	—	—	—	120
Restricted stock issued	—	—	(122)	(5)	37	—	—	—	(85)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	14	(500)	—	—	—	(500)
Stock options exchanged	—	—	—	7	(203)	—	—	—	(203)
Share-based employee compensation	—	—	165	—	—	—	—	—	165
Other comprehensive gain net of income tax of $77	—	—	—	—	—	132	—	—	132
Investment in the remaining equity of a non-controlling interest	—	—	26	—	—	—	—	(57)	(31)
Other	—	—	163	—	(54)	—	—	(5)	104
Cash dividends declared ($0.408 per common share)	—	—	—	—	—	—	(395)	—	(395)
Net earnings including non-controlling interests	—	—	—	—	—	—	2,039	10	2,049

Balances at January 30, 2016	1,918	$1,918	$2,980	951	$(11,409)	$(680)	$14,011	$(22)	$6,798
Issuance of common stock:
Stock options exercised	—	—	(1)	(5)	68	—	—	—	67
Restricted stock issued	—	—	(116)	(3)	57	—	—	—	(59)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	47	(1,661)	—	—	—	(1,661)
Stock options exchanged	—	—	—	4	(105)	—	—	—	(105)
Share-based employee compensation	—	—	141	—	—	—	—	—	141
Other comprehensive loss net of income tax of $(28)	—	—	—	—	—	(35)	—	—	(35)
Other	—	—	66	—	(68)	—	—	52	50
Cash dividends declared ($0.465 per common share)	—	—	—	—	—	—	(443)	—	(443)
Net earnings (loss) including non-controlling interests	—	—	—	—	—	—	1,975	(18)	1,957

Balances at January 28, 2017	1,918	$1,918	$3,070	994	$(13,118)	$(715)	$15,543	$12	$6,710

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to Consolidated Financial Statements are in millions except per share amounts.

1.ACCOUNTING  POLICIES

The following is a summary of the significant accounting policies followed in preparing these financial statements.

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of January 28, 2017, the Company was one of the largest retailers in the world based on annual sales.  The Company also manufactures and processes food for sale by its supermarkets.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and the variable interest entities in which the Company is the primary beneficiary.  Intercompany transactions and balances have been eliminated.

On June 25, 2015, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common shares in the form of a 100% stock dividend, which was effective July 13, 2015. All share and per share amounts in the Company’s Consolidated Financial Statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

Refer to Note 17 for a description of changes to the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for a recently adopted accounting standard regarding the presentation of employee share-based compensation payments.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 52-week periods ended January 28, 2017, January 30, 2016 and January 31, 2015.

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

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 89% of inventories in 2016 and 95% of inventories in 2015 were valued using the LIFO method.  Cost for the balance of the inventories, including substantially all fuel inventories, was determined using the first-in, first-out (“FIFO”) method.  Replacement cost was higher than the carrying amount by $1,291 at January 28, 2017 and $1,272 at January 30, 2016.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost or, in the case of assets acquired in a business combination, at fair value.  Depreciation and amortization expense, which includes the depreciation of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets.  Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years.  Leasehold improvements are amortized over the shorter of the lease term to which they relate, which generally varies from four to 25 years, or the useful life of the asset.  Food production plant and distribution center equipment is depreciated over lives varying from three to 15 years.  Information technology assets are generally depreciated over five years.  Depreciation and amortization expense was $2,340 in 2016, $2,089 in 2015 and $1,948 in 2014.

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

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of a triggering event.  The Company performs reviews of each of its operating divisions and variable interest entities (collectively, “reporting units”) that have goodwill balances.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a reporting unit for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  If potential for impairment is identified, the fair value of a reporting unit is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill.  Goodwill impairment is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value.  Results of the goodwill impairment reviews performed during 2016, 2015 and 2014 are summarized in Note 3.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value.  Fair value is based on current market values or discounted future cash flows.  The Company records impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  The Company recorded asset impairments in the normal course of business totaling $26, $46 and $37 in 2016, 2015 and 2014, respectively.  Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

The Company also participates in various multi-employer plans for substantially all union employees.  Pension expense for these plans is recognized as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP.  Refer to Note 16 for additional information regarding the Company’s participation in these various multi-employer pension plans.

The Company administers and makes contributions to the employee 401(k) retirement savings accounts.  Contributions to the employee 401(k) retirement savings accounts are expensed when contributed.  Refer to Note 15 for additional information regarding the Company’s benefit plans.

Share Based Compensation

The Company accounts for stock options under fair value recognition provisions.  Under this method, the Company recognizes compensation expense for all share-based payments granted.  The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  In addition, the Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying stock on the grant date of the award, over the period the awards lapse. Excess tax benefits related to share-based payments are recognized in the provision for income taxes. Refer to Note 12 for additional information regarding the Company’s stock based compensation.

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

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may lapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 28, 2017, the Internal Revenue Service had concluded its examination of the Company’s 2012 and 2013 federal tax returns.

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

The following table summarizes the changes in the Company’s self-insurance liability through January 28, 2017.

	2016	2015		2014
Beginning balance	$639		$599		$569
Expense	263		234		246
Claim payments	(220)		(225)		(216)
Assumed from mergers	—		31		—
Ending balance	682		639		599
Less: Current portion	(229)		(223)		(213)
Long-term portion	$453		$416		$386

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

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale.  Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold.  Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons.  The Company records a receivable from the vendor for the difference in sales price and cash received.  Pharmacy sales are recorded when product is provided to the customer.  Sales taxes are recorded as other accrued liabilities and not as a component of sales.    The Company does not recognize a sale when it sells its own gift cards and gift certificates.  Rather, it records a deferred liability equal to the amount received.  A sale is then recognized when the gift card or gift certificate is redeemed to purchase the Company’s products.  In 2016, the Company began recognizing gift card and gift certificate breakage under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards and gift certificates.  Prior to 2016, gift card and gift certificate breakage was recognized under the remote method, where breakage income is recognized when redemption is unlikely to occur and there is no legal obligation to remit the value of the unredeemed gift cards or gift certificates.  The amount of breakage was not material for 2016, 2015 and 2014.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s pre-tax advertising costs totaled $717 in 2016, $679 in 2015 and $648 in 2014.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments.

Segments

The Company operates supermarkets, multi-department stores, jewelry stores, and convenience stores throughout the United States.  The Company’s retail operations, which represent over 98% of the Company’s consolidated sales and EBITDA, are its only reportable segment.  The Company’s operating divisions have been aggregated into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance.  In addition, the Company’s operating divisions offer customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of the merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location.  Operating divisions are organized primarily on a geographical basis so that the operating division management team can be responsive to local needs of the operating division and can execute company strategic plans and initiatives throughout the locations in the operating division.  The geographical separation is the primary differentiation between these operating divisions.  The Company’s geographic basis of organization reflects the manner in which the business is managed and how the Company’s Chief Executive Officer, who acts as the Company’s chief operating decision maker, assesses performance internally.  All of the Company’s operations are domestic.

The following table presents sales revenue by type of product for 2016, 2015 and 2014.

	2016		2015		2014
	Amount	% of total	Amount	% of total	Amount	% of total
Non Perishable (1)	$60,220	52.2%	$57,187	52.1%	$54,392	50.1%
Perishable (2)	27,666	24.0%	25,726	23.4%	24,178	22.3%
Fuel	13,979	12.1%	14,802	13.5%	18,850	17.4%
Pharmacy	10,432	9.0%	9,778	8.9%	9,032	8.3%
Other (3)	3,040	2.7%	2,337	2.1%	2,013	1.9%

Total Sales and other revenue	$115,337	100%	$109,830	100%	$108,465	100%

(1)	Consists primarily of grocery, general merchandise, health and beauty care and natural foods.
(2)	Consists primarily of produce, floral, meat, seafood, deli, bakery and fresh prepared.
(3)

Consists primarily of sales related to jewelry stores, food production plants to outside customers, data analytic services, variable interest entities, specialty pharmacy, in-store health clinics, digital coupon services and online sales by Vitacost.com.

2.MERGERS

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

On December 18, 2015, the Company closed its merger with Roundy’s by purchasing 100% of Roundy’s outstanding common stock for $3.60 per share and assuming Roundy’s outstanding debt, for a purchase price of $866.  The merger brings a complementary store base in communities throughout Wisconsin and a stronger presence in the greater Chicagoland area.  The merger was accounted for under the purchase method of accounting and was financed through a combination of commercial paper and long-term debt.

The Company’s purchase price allocation was finalized in the fourth quarter of 2016.  The changes in the fair values assumed from the preliminary amounts determined as of December 18, 2015 were a decrease in goodwill of $13, a decrease in current liabilities of $8 and a decrease in deferred tax liabilities of $5. The table below summarizes the final fair value of the assets acquired and liabilities assumed:

December 18,
2015
ASSETS
Cash and temporary cash investments	$20
Store deposits in-transit	30
Receivables	43
FIFO inventory	323
Prepaid and other current assets	19
Total current assets	435

Property, plant and equipment	342
Intangibles	324
Other assets	4

Total Assets, excluding Goodwill	1,105

LIABILITIES
Current portion of obligations under capital leases and financing obligations	(9)
Trade accounts payable	(236)
Accrued salaries and wages	(40)
Other current liabilities	(81)
Total current liabilities	(366)

Fair-value of long-term debt	(678)
Fair-value of long-term obligations under capital leases and financing obligations	(20)
Deferred income taxes	(107)
Pension and postretirement benefit obligations	(36)
Other long-term liabilities	(111)

Total Liabilities	(1,318)

Total Identifiable Net Liabilities	(213)
Goodwill	401
Total Purchase Price	$188

Of the $324 allocated to intangible assets, $211 relates to the Mariano’s®, Pick ‘n Save®, Metro Market and Copps™ trade names, to which was assigned an indefinite life and, therefore, will not be amortized.  The Company also recorded $69,  $38, and $6 related to favorable leasehold interests, pharmacy prescription files and customer lists, respectively. The Company will amortize the favorable leasehold interests over a weighted average of twelve years. The Company will amortize the pharmacy prescription files and customer lists over seven and two years, respectively, on a straight-line basis.  The goodwill recorded as part of the merger was attributable to the assembled workforce of Roundy’s and operational synergies expected from the merger, as well as any intangible assets that do not qualify for separate recognition.  The transaction was treated as a stock purchase for income tax purposes.  The assets acquired and liabilities assumed as part of the merger did not result in a step up of the tax basis and goodwill is not expected to be deductible for tax purposes.

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

Pro forma results of operations, assuming the Vitacost.com merger had taken place at the beginning of 2013, the Roundy’s transaction had taken place at the beginning of 2014 and the ModernHEALTH merger had taken place at the beginning of 2015, are included in the following table.  The pro forma information includes historical results of operations of Vitacost.com, Roundy’s and ModernHEALTH, as well as adjustments for interest expense that would have been incurred due to financing the mergers, depreciation and amortization of the assets acquired and excludes the pre-merger transaction related expenses incurred by Vitacost.com, Roundy’s, ModernHEALTH and the Company.  The pro forma information does not include efficiencies, cost reductions, synergies or investments in lower prices for our customers expected to result from the mergers.  The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the Vitacost.com merger completed at the beginning of 2013, the Roundy’s merger completed at the beginning of 2014 or the ModernHEALTH merger completed at beginning of 2015.

	Fiscal year ended	Fiscal year ended	Fiscal year ended
	January 28, 2017	January 30, 2016	January 31, 2015
Sales	$115,994	$114,341	$112,458
Net earnings including noncontrolling interests	1,958	2,059	1,751
Net earnings (loss) attributable to noncontrolling interests	(18)	10	19

Net earnings attributable to The Kroger Co.	$1,976	$2,049	$1,732

3.GOODWILL  AND  INTANGIBLE  ASSETS

The following table summarizes the changes in the Company’s net goodwill balance through January 28, 2017.

	2016	2015
Balance beginning of year
Goodwill	$5,256	$4,836
Accumulated impairment losses	(2,532)	(2,532)
	2,724	2,304

Activity during the year
Mergers	307	420

Balance end of year
Goodwill	5,563	5,256
Accumulated impairment losses	(2,532)	(2,532)
	$3,031	$2,724

In 2016, the Company acquired all of the outstanding shares of ModernHEALTH (see Note 2) resulting in additional goodwill totaling $285.

In 2015, the Company acquired all the outstanding shares of Roundy’s (see Note 2),  resulting in additional goodwill totaling $401.  In 2016, the Company finalized its Roundy's purchase allocation resulting in a decrease in goowill of $13 (see Note 2).

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The annual evaluations of goodwill and indefinite-lived intangible assets were performed during the fourth quarter of 2016, 2015 and 2014 did not result in impairment.

Based on current and future expected cash flows, the Company believes goodwill impairments are not reasonably likely.  A 10% reduction in fair value of the Company’s reporting units would not indicate a potential for impairment of the Company’s remaining goodwill balance.

In 2016, the Company acquired definite and indefinite lived intangible assets totaling approximately $136 as a result of the merger with ModernHEALTH.

In 2015, the Company acquired definite and indefinite lived intangible assets totaling approximately $324 as a result of the merger with Roundy's.

The following table summarizes the Company’s intangible assets balance through January 28, 2017.

	2016		2015
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization(1)	amount	amortization(1)
Definite-lived favorable leasehold interests	$167	$(41)	$169	$(31)
Definite-lived pharmacy prescription files	254	(56)	127	(40)
Definite-lived customer relationships	93	(55)	93	(39)
Definite-lived other	97	(33)	78	(23)
Indefinite-lived trade name	641	—	641	—
Indefinite-lived liquor licenses	86	—	78	—

Total	$1,338	$(185)	$1,186	$(133)

(1)

Favorable leasehold interests are amortized to rent expense, pharmacy prescription files are amortized to merchandise costs, customer relationships are amortized to depreciation and amortization expense and other intangibles are amortized to operating, general and administrative (“OG&A”) expense and depreciation and amortization expense.

Amortization expense associated with intangible assets totaled approximately $63, $51 and $41, during fiscal years 2016, 2015 and 2014, respectively. Future amortization expense associated with the net carrying amount of definite-lived intangible assets for the years subsequent to 2016 is estimated to be approximately:

2017	$73
2018	57
2019	39
2020	30
2021	28
Thereafter	199

Total future estimated amortization associated with definite-lived intangible assets	$426

4.PROPERTY, PLANT  AND  EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2016	2015
Land	$3,197	$2,997
Buildings and land improvements	11,643	10,524
Equipment	13,495	12,520
Leasehold improvements	9,342	8,710
Construction-in-progress	1,979	2,115
Leased property under capital leases and financing obligations	932	801

Total property, plant and equipment	40,588	37,667
Accumulated depreciation and amortization	(19,572)	(18,048)

Property, plant and equipment, net	$21,016	$19,619

Accumulated depreciation and amortization for leased property under capital leases was $330 at January 28, 2017 and $293 at January 30, 2016.

Approximately $219 and $264, net book value, of property, plant and equipment collateralized certain mortgages at January 28, 2017 and January 30, 2016, respectively.

5.TAXES  BASED  ON  INCOME

The provision for taxes based on income consists of:

	2016	2015	2014
Federal
Current	$721	$723	$847
Deferred	158	266	(15)

Subtotal federal	879	989	832

State and local
Current	51	37	59
Deferred	27	19	11

Subtotal state and local	78	56	70

Total	$957	$1,045	$902

A reconciliation of the statutory federal rate and the effective rate follows:

	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6%	1.2%	1.7%
Credits	(1.1)%	(1.2)%	(1.2)%
Favorable resolution of audit issues	(0.5)%	(0.2)%	(0.4)%
Domestic manufacturing deduction	(0.7)%	(0.7)%	(0.7)%
Excess tax benefits from share-based payments	(1.6)%	—%	—%
Other changes, net	0.1%	(0.3)%	(0.3)%

	32.8%	33.8%	34.1%

The 2016 tax rate differed from the federal statutory rate primarily as a result of the recognition of excess tax benefits related to share-based payments after the adoption of ASU 2016-09 (see Note 17), the utilization of tax credits, the Domestic Manufacturing Deduction and other changes, partially offset by the effect of state income taxes.

The 2015 rate for state income taxes is less than 2016 and 2014 due to filing amended returns to claim additional benefits in years still under review, the favorable resolution of state issues and an increase in state credits.

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2016		2015
Current deferred tax assets:
Net operating loss and credit carryforwards		$23		$10
Compensation related costs		67		83
Other		50		61

Subtotal		140		154
Valuation allowance		(11)		(9)

Total current deferred tax assets		129		145

Current deferred tax liabilities:
Insurance related costs		(52)		(56)
Inventory related costs		(328)		(310)

Total current deferred tax liabilities		(380)		(366)

Current deferred taxes		$(251)		$(221)

Long-term deferred tax assets:
Compensation related costs		$783		$709
Lease accounting		121		106
Closed store reserves		46		57
Insurance related costs		7		29
Net operating loss and credit carryforwards		101		128
Other		1		17

Subtotal		1,059		1,046
Valuation allowance		(39)		(43)

Total long-term deferred tax assets		1,020		1,003
Long-term deferred tax liabilities:
Depreciation and amortization		(2,947)		(2,755)

Total long-term deferred tax liabilities		(2,947)		(2,755)

Long-term deferred taxes		$(1,927)		$(1,752)

At January 28, 2017, the Company had net operating loss carryforwards for state income tax purposes of $1,206.  These net operating loss carryforwards expire from 2017 through 2036.  The utilization of certain of the Company’s state net operating loss carryforwards may be limited in a given year.  Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state net operating losses.

At January 28, 2017, the Company had state credit carryforwards of $62, most of which expire from 2017 through 2027.  The utilization of certain of the Company’s credits may be limited in a given year. Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state credits.

At January 28, 2017, the Company had federal net operating loss carryforwards of $55. These net operating loss carryforwards expire from 2030 through 2035. The utilization of certain of the Company’s federal net operating loss carryforwards may be limited in a given year. Further, based on the analysis described below, the Company has not recorded a valuation allowance against the deferred tax assets resulting from its federal net operating losses.

The Company regularly reviews all deferred tax assets on a tax filer and jurisdictional basis to estimate whether these assets are more likely than not to be realized based on all available evidence.  This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies.  Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned.  The expected timing of the reversals of existing temporary differences is based on current tax law and the Company’s tax methods of accounting.  Unless deferred tax assets are more likely than not to be realized, a valuation allowance is established to reduce the carrying value of the deferred tax asset until such time that realization becomes more likely than not.  Increases and decreases in these valuation allowances are included in "Income tax expense" in the Consolidated Statements of Operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including positions impacting only the timing of tax benefits, is as follows:

	2016	2015	2014
Beginning balance	$204	$246	$325
Additions based on tax positions related to the current year	10	11	17
Reductions based on tax positions related to the current year	(1)	(11)	(6)
Additions for tax positions of prior years	3	4	9
Reductions for tax positions of prior years	(30)	(27)	(36)
Settlements	(2)	(17)	(63)
Lapse of statute	(7)	(2)	—
Ending balance	$177	$204	$246

The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

As of January 28, 2017, January 30, 2016 and January 31, 2015, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $73, $83 and $90, respectively.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense.  During the years ended January 28, 2017, January 30, 2016 and January 31, 2015, the Company recognized approximately $(1), $(5) and $3, respectively, in interest and penalties (recoveries).  The Company had accrued approximately $20, $25 and $30 for the payment of interest and penalties as of January 28, 2017, January 30, 2016 and January 31, 2015, respectively.

As of January 28, 2017, the Internal Revenue Service had concluded its examination of the Company’s 2012 and 2013 federal tax returns.

6.DEBT  OBLIGATIONS

Long-term debt consists of:

	January 28,	January 30,
	2017	2016
1.14% to 8.00% Senior Notes due through 2047	$11,311	$9,826
5.00% to 12.75% Mortgages due in varying amounts through 2027	38	58
0.66% to 0.91% Commercial paper borrowings due through February 2017	1,425	990
Other	541	522

Total debt, excluding capital leases and financing obligations	13,315	11,396
Less current portion	(2,197)	(2,318)

Total long-term debt, excluding capital leases and financing obligations	$11,118	$9,078

In 2016, the Company issued $1,000 of senior notes due in fiscal year 2047 bearing an interest rate of 4.45%, $500 of senior notes due in fiscal year 2046 bearing an interest rate of 3.88%, $750 of senior notes due in fiscal year 2026 bearing an interest rate of 2.65% and $500 of senior notes due in fiscal year 2019 bearing an interest rate of 1.50%. The Company also repaid $450 of senior notes bearing an interest rate of 2.20%, $500 of senior notes bearing an interest rate of 3-month London Inter-Bank Offering Rate plus 53 basis points and $300 of senior notes bearing an interest rate of 1.20%.

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

As of January 28, 2017, the Company had $1,425 of borrowings of commercial paper, with a weighted average interest rate of 0.91%, and no borrowings under the Credit Agreement. As of January 30, 2016, the Company had $990 of borrowings of commercial paper, with a weighted average interest rate of 0.66%, and no borrowings under the Credit Agreement.

As of January 28, 2017, the Company had outstanding letters of credit in the amount of $242, of which $13 reduces funds available under the Credit Agreement.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

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

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2016, and for the years subsequent to 2016 are:

2017	$2,197
2018	1,315
2019	1,246
2020	724
2021	797
Thereafter	7,036

Total debt	$13,315

7.DERIVATIVE  FINANCIAL  INSTRUMENTS

GAAP requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met.  The Company’s derivative financial instruments are recognized on the balance sheet at fair value.  Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects.  Ineffective portions of cash flow hedges, if any, are recognized in current period earnings.  Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.  Changes in the fair value of derivative instruments designated as “fair value” hedges, along with corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current period earnings.  Ineffective portions of fair value hedges, if any, are recognized in current period earnings.

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

Fair Value Interest Rate Swaps

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of January 28, 2017 and January 30, 2016.

	2016		2015
	Pay	Pay	Pay	Pay
	Floating	Fixed	Floating	Fixed
Notional amount	$100	$—	$100	$—
Number of contracts	2	—	2	—
Duration in years	1.92	—	2.92	—
Average variable rate	6.37%	—	6.00%	—
Average fixed rate	6.80%	—	6.80%	—
Maturity	December 2018		December 2018

The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk is recognized in current earnings as “Interest expense.”  These gains and losses for 2016 and 2015 were as follows:

Year-To-Date
	January 28, 2017		January 30, 2016
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on
Consolidated Statements of Operations Classification	Swaps	Borrowings	Swaps	Borrowings
Interest Expense	$(2)	$2	$1	$(1)

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
	January 28,	January 30,
Derivatives Designated as Fair Value Hedging Instruments	2017	2016	Balance Sheet Location
Interest Rate Hedges	$(1)	$1	(Other long-term liabilities)/Other assets

Cash Flow Forward-Starting Interest Rate Swaps

As of January 28, 2017, the Company had eleven forward-starting interest rate swap agreements with maturity dates of August 2017 with an aggregate notional amount totaling $600, nine forward-starting interest rate swap agreements with maturity dates of January 2019 with an aggregate notional amount totaling $750 and five forward-starting interest rate swap agreements with maturity dates of January 2020 with an aggregate notional amount totaling $250.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuance of debt in August 2017, January 2019 and January 2020.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of January 28, 2017, the fair value of the interest rate swaps was recorded in other assets and other long-term liabilities for $67 and $7, respectively, and accumulated other comprehensive income for $38 net of tax.

As of January 30, 2016, the Company had seven forward-starting interest rate swap agreements with maturity dates of August 2017 with an aggregate notional amount totaling $400. The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt in August 2017.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of January 30, 2016, the fair value of the interest rate swaps was recorded in other long-term liabilities for $27 and accumulated other comprehensive loss for $17 net of tax.

During 2016, the Company terminated forward-starting interest rate swaps with maturity dates of October 2016, with an aggregate notional amount totaling $300.  These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt issued during the third quarter of 2016.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $13, $8 net of tax, has been deferred in AOCI and will be amortized to earnings as the interest payments are made.

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

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for 2016 and 2015:

	Year-To-Date
	Amount of Gain/(Loss) in		Amount of Gain/(Loss)
	AOCI on Derivative		Reclassified from AOCI into		Location of Gain/(Loss)
Derivatives in Cash Flow Hedging	(Effective Portion)		Income (Effective Portion)		Reclassified into Income
Relationships	2016	2015	2016	2015	(Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(2)	$(51)	$(2)	$(1)	Interest expense

*The amounts of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges that were terminated prior to end of 2016 and 2015, respectively.

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

Collateral is generally not required of the counterparties or of the Company under these master netting agreements. As of January 28, 2017 and January 30, 2016, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of these master netting agreements on the Company’s derivative balances upon an event of default or termination event is as follows as of January 28, 2017 and January 30, 2016:

				Gross Amounts Not Offset in the
			Net Amount	Balance Sheet
	Gross Amount	Gross Amounts Offset	Presented in the	Financial
January 28, 2017	Recognized	in the Balance Sheet	Balance Sheet	Instruments	Cash Collateral	Net Amount
Assets
Cash Flow Forward-Starting Interest Rate Swaps	$67	$—	$67	$—	$—	$67

Liabilities
Fair Value Interest Rate Swaps	1	—	1	—	—	1
Cash Flow Forward-Starting Interest Rate Swaps	7	—	7	—	—	7
Total	$8	$—	$8	$—	$—	$8

				Gross Amounts Not Offset in the
			Net Amount	Balance Sheet
	Gross Amount	Gross Amounts Offset	Presented in the	Financial
January 30, 2016	Recognized	in the Balance Sheet	Balance Sheet	Instruments	Cash Collateral	Net Amount
Assets
Fair Value Interest Rate Swaps	$1	$—	$1	$—	$—	$1

Liabilities
Cash Flow Forward-Starting Interest Rate Swaps	$27	$—	$27	$—	$—	$27

8.FAIR  VALUE  MEASUREMENTS

GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of the fair value hierarchy defined in the standards are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities;

Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable;

Level 3 - Unobservable pricing inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing an asset or liability.

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at January 28, 2017 and January 30, 2016:

January 28, 2017 Fair Value Measurements Using

	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading Securities	$50	$—	$—	$50
Long-Lived Assets	—	—	3	3
Interest Rate Hedges	—	59	—	59
Total	$50	$59	$3	$112

January 30, 2016 Fair Value Measurements Using

	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading Securities	$48	$—	$—	$48
Available-For-Sale Securities	41	—	—	41
Long-Lived Assets	—	—	7	7
Interest Rate Hedges	—	(26)	—	(26)
Total	$89	$(26)	$7	$70

In the first two quarters of 2016, the Company sold all available-for-sale securities for a gain of $27, which was recorded to “Operating, general and administrative” within the Consolidated Statements of Operations. In 2015, unrealized gains on the Level 1 available-for-sale securities totaled $5.

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, long-lived assets and in the valuation of store lease exit costs.  The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 3 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 for further discussion of the Company’s policies and recorded amounts for impairments of long-lived assets and valuation of store lease exit costs. In 2016, long-lived assets with a carrying amount of $29 were written down to their fair value of $3, resulting in an impairment charge of $26. In 2015, long-lived assets with a carrying amount of $53 were written down to their fair value of $7, resulting in an impairment charge of $46.

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

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at respective year-ends.  At January 28, 2017, the fair value of total debt was $13,905 compared to a carrying value of $13,315. At January 30, 2016, the fair value of total debt was $12,344 compared to a carrying value of $11,396.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Other Assets

During the second quarter of 2016, the Company entered into agreements with a third party.  As part of the consideration for entering these agreements, the Company received a financial instrument that derives its value from the third party’s business operations.  The Company used the Monte-Carlo simulation method to determine the fair value of this financial instrument.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of this financial instrument.  The assumptions used in the Monte-Carlo simulation are classified as Level 3 inputs.  The financial instrument was valued at $335 and recorded in “Other assets” within the Consolidated Balance Sheets.  As the financial instrument was obtained in exchange for certain obligations, the Company also recognized offsetting deferred revenue liabilities in “Other current liabilities” and “Other long-term liabilities” within the Consolidated Balance Sheets.  The deferred revenue will be amortized to “Sales” within the Consolidated Statements of Operations over the term of the agreements.  Post inception, the Company received a distribution of $59, which was recorded as a reduction of the cost method investment.

The fair values of certain investments recorded in “other assets” within the Consolidated Balance Sheets were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At January 28, 2017 and January 30, 2016, the carrying and fair value of long-term investments for which fair value is determinable was $151 and $128 respectively. At January 28, 2017 and January 30, 2016, the carrying value of notes receivable for which fair value is determinable was $182 and $145, respectively.

9.ACCUMULATED  OTHER  COMPREHENSIVE  INCOME (LOSS)

The following table represents the changes in AOCI by component for the years ended January 30, 2016 and January 28, 2017:

			Pension and
	Cash Flow		Postretirement
	Hedging	Available for sale	Defined Benefit
	Activities(1)	Securities(1)	Plans(1)	Total(1)
Balance at January 31, 2015	$(49)	$17	$(780)	$(812)
OCI before reclassifications(2)	(3)	3	78	78
Amounts reclassified out of AOCI(3)	1	—	53	54
Net current-period OCI	(2)	3	131	132
Balance at January 30, 2016	$(51)	$20	$(649)	$(680)

Balance at January 30, 2016	$(51)	$20	$(649)	$(680)
OCI before reclassifications(2)	47	(6)	(97)	(56)
Amounts reclassified out of AOCI(3)	2	(14)	33	21
Net current-period OCI	49	(20)	(64)	(35)
Balance at January 28, 2017	$(2)	$—	$(713)	$(715)

(1)	All amounts are net of tax.
(2)

Net of tax of $(2), $2 and $45 for cash flow hedging activities, available for sale securities and pension and postretirement defined benefit plans, respectively, as of January 30, 2016.  Net of tax of $27, $(3) and $(59) for cash flow hedging activities, available for sale securities and pension and postretirement defined benefit plans, respectively, as of January 28, 2017.

(3)

Net of tax of $32 for pension and postretirement defined benefit plans, as of January 30, 2016.  Net of tax of $20 and $(13) for pension and postretirement defined benefit plans and available for sale securities, respectively, as of January 28, 2017.

The following table represents the items reclassified out of AOCI and the related tax effects for the years ended January 28, 2017, January 30, 2016 and January 31, 2015:

	For the year ended	For the year ended	For the year ended
	January 28, 2017	January 30, 2016	January 31, 2015

Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$2	$1	$1
Tax expense	—	—	—
Net of tax	2	1	1

Available for sale security items
Realized gains on available for sale securities(2)	(27)	—	—
Tax expense	13	—	—
Net of tax	(14)	—	—

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(3)	53	85	35
Tax expense	(20)	(32)	(13)
Net of tax	33	53	22
Total reclassifications, net of tax	$21	$54	$23

(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into operating, general and administrative expense.
(3)	Reclassified from AOCI into merchandise costs and OG&A expense. These components are included in the computation of net periodic pension costs.

10.LEASES  AND  LEASE-FINANCED  TRANSACTIONS

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

Rent expense (under operating leases) consists of:

	2016	2015	2014
Minimum rentals	$973	$807	$795
Contingent payments	16	18	16
Tenant income	(108)	(102)	(104)

Total rent expense	$881	$723	$707

Minimum annual rentals and payments under capital leases and lease-financed transactions for the five years subsequent to 2016 and in the aggregate are:

			Lease-
	Capital	Operating	Financed
	Leases	Leases	Transactions
2017	$92	$986	$7
2018	76	932	8
2019	71	856	8
2020	66	759	9
2021	64	656	9
Thereafter	647	3,992	53

Total	$1,016	$8,181	$94

Less estimated executory costs included in capital leases	—

Net minimum lease payments under capital leases	1,016
Less amount representing interest	348

Present value of net minimum lease payments under capital leases	$668

Total future minimum rentals under noncancellable subleases at January 28, 2017 were $268.

11.EARNINGS  PER  COMMON SHARE

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

	For the year ended			For the year ended			For the year ended
	January 28, 2017			January 30, 2016			January 31, 2015
			Per			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,959	942	$2.08	$2,021	966	$2.09	$1,711	981	$1.74
Dilutive effect of stock options		16			14			12

Net earnings attributable to The Kroger Co. per diluted common share	$1,959	958	$2.05	$2,021	980	$2.06	$1,711	993	$1.72

The Company had combined undistributed and distributed earnings to participating securities totaling $16, $18 and $17 in 2016, 2015 and 2014, respectively.

The Company had options outstanding for approximately 7.1 million, 1.9 million and 4.6 million, respectively, for the years ended January 28, 2017, January 30, 2016 and January 31, 2015, which were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per diluted share.

12.STOCK OPTION PLANS

The Company grants options for common shares (“stock options”) to employees under various plans at an option price equal to the fair market value of the stock at the date of grant.  The Company accounts for stock options under the fair value recognition provisions.  Under this method, the Company recognizes compensation expense for all share-based payments granted.  The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.  Excess tax benefits related to share-based payments are recognized in the provision for income taxes. Equity awards may be made at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings.  The 2016 primary grant was made in conjunction with the June meeting of the Company’s Board of Directors. Certain changes to the stock option compensation strategy were put into effect in 2015, which resulted in a reduction to the number of stock options granted in 2016 and 2015, compared to 2014.

Stock options typically expire 10 years from the date of grant.  Stock options vest between one and five years from the date of grant.  At January 28, 2017, approximately 33 million common shares were available for future option grants under the 2008, 2011 and 2014 Long-Term Incentive Plans (the “Plans”).

In addition to the stock options described above, the Company awards restricted stock to employees and non-employee directors under various plans.  The restrictions on these awards generally lapse between one and five years from the date of the awards.  The Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying shares on the grant date of the award, over the period the awards lapse.  As of January 28, 2017, approximately 17 million common shares were available under the Plans for future restricted stock awards or shares issued to the extent performance criteria are achieved.  The Company has the ability to convert shares available for stock options under the Plans to shares available for restricted stock awards.  Under the Plans, four shares available for option awards can be converted into one share available for restricted stock awards.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares	Weighted-
	subject	average
	to option	exercise
	(in millions)	price
Outstanding, year-end 2013	43.3	$12.83
Granted	8.4	$24.71
Exercised	(10.3)	$11.56
Canceled or Expired	(0.6)	$15.56

Outstanding, year-end 2014	40.8	$15.56
Granted	3.4	$38.40
Exercised	(8.9)	$13.54
Canceled or Expired	(0.4)	$19.98

Outstanding, year-end 2015	34.9	$18.26
Granted	4.8	$37.10
Exercised	(4.9)	$14.20
Canceled or Expired	(0.5)	$28.35

Outstanding, year-end 2016	34.3	$21.32

A summary of options outstanding, exercisable and expected to vest at January 28, 2017 follows:

		Weighted-average		Aggregate
		remaining	Weighted-average	intrinsic
	Number of shares	contractual life	exercise price	value
	(in millions)	(in years)		(in millions)
Options Outstanding	34.3	6.04	$21.32	447
Options Exercisable	21.7	4.84	$16.00	381
Options Expected to Vest	12.3	8.09	$30.45	65

Restricted stock

Changes in restricted stock outstanding under the restricted stock plans are summarized below:

	Restricted
	shares	Weighted-average
	outstanding	grant-date
	(in millions)	fair value
Outstanding, year-end 2013	9.6	$16.16
Granted	6.1	$24.76
Lapsed	(5.2)	$16.52
Canceled or Expired	(0.3)	$18.67

Outstanding, year-end 2014	10.2	$21.04
Granted	3.2	$38.34
Lapsed	(5.4)	$21.49
Canceled or Expired	(0.4)	$22.80

Outstanding, year-end 2015	7.6	$28.01
Granted	3.6	$37.03
Lapsed	(3.5)	$28.52
Canceled or Expired	(0.3)	$30.70

Outstanding, year-end 2016	7.4	$32.09

The weighted-average grant date fair value of stock options granted during 2016, 2015 and 2014 was $7.48, $9.78 and $5.98, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s share price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.  The decrease in the fair value of the stock options granted during 2016, compared to 2015, resulted primarily from a decrease in the Company’s share price, which increased the expected dividend yield, and decreases in the weighted average expected volatitity and the weighted average risk free discount rate.  The increase in the fair value of the stock options granted during 2015, compared to 2014, resulted primarily from an increase in the Company’s share price, which decreased the expected dividend yield, and an increase in the weighted average risk-free interest rate.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2016		2015		2014
Weighted average expected volatility	21.40%		24.07%		25.29%
Weighted average risk-free interest rate	1.29%		2.12%		2.06%
Expected dividend yield	1.40%		1.20%		1.51%
Expected term (based on historical results)	7.2	years	7.2	years	6.6	years

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

Total stock compensation recognized in 2016, 2015 and 2014 was $141, $165 and $155, respectively.  Stock option compensation recognized in 2016, 2015 and 2014 was $28, $31 and $32, respectively. Restricted shares compensation recognized in 2016, 2015 and 2014 was $113, $134 and $123, respectively.

The total intrinsic value of stock options exercised was $105, $217 and $142 in 2016, 2015 and 2014, respectively.  The total amount of cash received in 2016 by the Company from the exercise of stock options granted under share-based payment arrangements was $68.  As of January 28, 2017, there was $218 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under Plans.  This cost is expected to be recognized over a weighted-average period of approximately two years.  The total fair value of options that vested was $28, $33 and $26 in 2016, 2015 and 2014, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares.  Proceeds received from the exercise of options, and the related tax benefit, may be utilized to repurchase the Company’s common shares under a stock repurchase program adopted by the Company’s Board of Directors.  During 2016, the Company repurchased approximately three million common shares in such a manner.

13.COMMITMENTS AND  CONTINGENCIES

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

14.STOCK

Preferred Shares

The Company has authorized five million shares of voting cumulative preferred shares; two million shares were available for issuance at January 28, 2017.  The shares have a par value of $100 per share and are issuable in series.

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

Common Stock Repurchase Program

The Company maintains stock repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 to allow for the orderly repurchase of The Kroger Co. common shares, from time to time.  The Company made open market purchases totaling $1,661, $500 and $1,129 under these repurchase programs in 2016, 2015 and 2014, respectively.  In addition to these repurchase programs, in December 1999, the Company began a program to repurchase common shares to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises and the related tax benefit.  The Company repurchased approximately $105, $203 and $154 under the stock option program during 2016, 2015 and 2014, respectively.

15.COMPANY- SPONSORED BENEFIT PLANS

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

Amounts recognized in AOCI as of January 28, 2017 and January 30, 2016 consists of the following (pre-tax):

	Pension Benefits		Other Benefits		Total
	2016	2015	2016	2015	2016	2015
Net actuarial loss (gain)	$1,308	$1,213	$(120)	$(121)	$1,188	$1,092
Prior service cost (credit)	—	1	(58)	(66)	(58)	(65)

Total	$1,308	$1,214	$(178)	$(187)	$1,130	$1,027

Amounts in AOCI expected to be recognized as components of net periodic pension or postretirement benefit costs in the next fiscal year are as follows (pre-tax):

	Pension Benefits	Other Benefits	Total
	2017	2017	2017
Net actuarial loss (gain)	$85	$(9)	$76
Prior service credit	—	(8)	(8)

Total	$85	$(17)	$68

Other changes recognized in other comprehensive income in 2016, 2015 and 2014 were as follows (pre-tax):

	Pension Benefits			Other Benefits			Total
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Incurred net actuarial loss (gain)	$165	$(83)	$590	$(9)	$(39)	$14	$156	$(122)	$604
Amortization of prior service credit	—	—	—	8	11	7	8	11	7
Amortization of net actuarial gain (loss)	(71)	(102)	(50)	10	7	8	(61)	(95)	(42)
Other	—	—	—	—	(2)	(47)	—	(2)	(47)
Total recognized in other comprehensive income (loss)	94	(185)	540	9	(23)	(18)	103	(208)	522

Total recognized in net periodic benefit cost and other comprehensive income	$188	$(82)	$595	$10	$(22)	$(9)	$198	$(104)	$586

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at the end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plans		Other Benefits
	2016	2015	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$3,922	$4,102	$290	$304	$244	$275
Service cost	68	62	2	3	9	10
Interest cost	177	154	14	12	10	9
Plan participants’ contributions	—	—	—	—	12	10
Actuarial (gain) loss	186	(411)	29	(17)	(9)	(39)
Benefits paid	(211)	(162)	(19)	(17)	(23)	(19)
Other	(2)	(17)	—	3	—	(2)
Assumption of Roundy's benefit obligation	—	194	—	2	—	—

Benefit obligation at end of fiscal year	$4,140	$3,922	$316	$290	$243	$244

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$3,045	$3,189	$—	$—	$—	$—
Actual return (loss) on plan assets	302	(124)	—	—	—	—
Employer contributions	3	5	19	17	11	9
Plan participants’ contributions	—	—	—	—	12	10
Benefits paid	(211)	(162)	(19)	(17)	(23)	(19)
Other	(1)	(18)	—	—	—	—
Assumption of Roundy’s plan assets	—	155	—	—	—	—

Fair value of plan assets at end of fiscal year	$3,138	$3,045	$—	$—	$—	$—
Funded status and net liability recognized at end of fiscal year	$(1,002)	$(877)	$(316)	$(290)	$(243)	$(244)

As of January 28, 2017 and January 30, 2016, other current liabilities include $37 and $31, respectively, of net liability recognized for the above benefit plans.

As of January 28, 2017 and January 30, 2016, pension plan assets do not include common shares of The Kroger Co.

	Pension Benefits			Other Benefits
Weighted average assumptions	2016	2015	2014	2016	2015	2014
Discount rate — Benefit obligation	4.25%	4.62%	3.87%	4.18%	4.44%	3.74%
Discount rate — Net periodic benefit cost	4.62%	3.87%	4.99%	4.44%	3.74%	4.68%
Expected long-term rate of return on plan assets	7.40%	7.44%	7.44%
Rate of compensation increase — Net periodic benefit cost	2.71%	2.85%	2.86%
Rate of compensation increase — Benefit obligation	2.72%	2.71%	2.85%

The Company’s discount rate assumptions were intended to reflect the rates at which the pension benefits could be effectively settled.  They take into account the timing and amount of benefits that would be available under the plans.  The Company’s policy is to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 4.25% and 4.18% discount rates as of year-end 2016 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of January 31, 2017, by approximately $510.

To determine the expected rate of return on pension plan assets held by the Company for 2016, the Company considered current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.  In 2016, the Company assumed a pension plan investment return rate to 7.40% compared to 7.44% in 2015 and 2014. The Company pension plan’s average rate of return was 5.81% for the 10 calendar years ended December 31, 2016, net of all investment management fees and expenses.  The value of all investments in the Qualified Plans during the calendar year ending December 31, 2016 increased 6.90%, net of investment management fees and expenses.  For the past 20 years, the Company’s average annual rate of return has been 7.77%.  Based on the above information and forward looking assumptions for investments made in a manner consistent with the Company’s target allocations, the Company believes a 7.40% rate of return assumption is reasonable.

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

On January 31, 2015, the Company adopted new industry specific mortality tables based on mortality experience and assumptions for generational mortality improvement in determining the Company’s benefit obligations. On January 28, 2017, the Company adopted an updated assumption for generational mortality improvement, based on additional years of published mortality experience.

The funded status decreased in 2016, compared to 2015, due primarily to a decrease in the discount rate, partially offset by an increase in plan assets.

The following table provides the components of the Company’s net periodic benefit costs for 2016, 2015 and 2014:

	Pension Benefits
	Qualified Plans			Non-Qualified Plans			Other Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$68	$62	$48	$2	$3	$3	$9	$10	$11
Interest cost	177	154	169	14	12	13	10	9	13
Expected return on plan assets	(238)	(230)	(228)	—	—	—	—	—	—
Amortization of:
Prior service credit	—	—	—	—	—	—	(8)	(11)	(7)
Actuarial (gain) loss	60	93	46	8	9	4	(10)	(7)	(8)
Other	3	—	—	—	—	—	—	—	—
Net periodic benefit cost	$70	$79	$35	$24	$24	$20	$1	$1	$9

The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for all Company-sponsored pension plans.

	Qualified Plans		Non-Qualified Plans
	2016	2015	2016	2015
PBO at end of fiscal year	$4,140	$3,922	$316	$290
ABO at end of fiscal year	$3,997	$3,786	$297	$280
Fair value of plan assets at end of year	$3,138	$3,045	$—	$—

The following table provides information about the Company’s estimated future benefit payments.

	Pension	Other
	Benefits	Benefits
2017	$246	$14
2018	$242	$14
2019	$253	$15
2020	$265	$17
2021	$276	$18
2022 —2026	$1,522	$104

The following table provides information about the weighted average target and actual pension plan asset allocations.

		Actual
	Target allocations	Allocations
	2016	2016	2015
Pension plan asset allocation
Global equity securities	13.2%	14.3%	14.9%
Emerging market equity securities	5.8	6.5	5.2
Investment grade debt securities	8.0	12.0	11.3
High yield debt securities	14.0	14.2	11.9
Private equity	6.0	7.5	7.4
Hedge funds	39.0	35.2	36.0
Real estate	3.0	2.8	3.9
Other	11.0	7.5	9.4

Total	100.0%	100.0%	100.0%

Investment objectives, policies and strategies are set by the Pension Investment Committee (the “Committee”).  The primary objectives include holding and investing the assets and distributing benefits to participants and beneficiaries of the pension plans.  Investment objectives have been established based on a comprehensive review of the capital markets and each underlying plan’s current and projected financial requirements.  The time horizon of the investment objectives is long-term in nature and plan assets are managed on a going-concern basis.

Investment objectives and guidelines specifically applicable to each manager of assets are established and reviewed annually.  Derivative instruments may be used for specified purposes, including rebalancing exposures to certain asset classes.  Any use of derivative instruments for a purpose or in a manner not specifically authorized is prohibited, unless approved in advance by the Committee.

The current target allocations shown represent the 2016 targets that were established in 2015. The Company will rebalance by liquidating assets whose allocation materially exceeds target, if possible, and investing in assets whose allocation is materially below target.  If markets are illiquid, the Company may not be able to rebalance to target quickly.  To maintain actual asset allocations consistent with target allocations, assets are reallocated or rebalanced periodically.  In addition, cash flow from employer contributions and participant benefit payments can be used to fund underweight asset classes and divest overweight asset classes, as appropriate.  The Company expects that cash flow will be sufficient to meet most rebalancing needs.

The Company is not required to make any contributions to the Qualified Plans in 2017.  If the Company does make any contributions in 2017, the Company expects these contributions will decrease its required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any contributions.  The Company expects 2017 expense for Company-sponsored pension plans to be approximately $110.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 6.10% initial health care cost trend rate, which is assumed to decrease on a linear basis to a 4.50%

ultimate health care cost trend rate in 2037, to determine its expense.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point	1% Point
	Increase	Decrease
Effect on total of service and interest cost components	$2	$(2)
Effect on postretirement benefit obligation	$24	$(21)

The following tables, which both reflect the adoption of Accounting Standards Update (“ASU”) 2015-07 (see Note 17), set forth by level, within the fair value hierarchy, the Qualified Plans’ assets at fair value as of January 28, 2017 and January 30, 2016:

Assets at Fair Value as of January 28, 2017

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$183	$—	$—	$—	$183
Corporate Stocks	240	—	—	—	240
Corporate Bonds	—	57	—	—	57
U.S. Government Securities	—	37	—	—	37
Mutual Funds/Collective Trusts	122	4	—	827	953
Partnerships/Joint Ventures	—	156	—	—	156
Hedge Funds	—	—	67	1,034	1,101
Private Equity	—	—	—	245	245
Real Estate	—	—	65	22	87
Other	—	35	—	44	79
Total	$545	$289	$132	$2,172	$3,138

Assets at Fair Value as of January 30, 2016

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$27	$—	$—	$—	$27
Corporate Stocks	231	—	—	—	231
Corporate Bonds	—	76	—	—	76
U.S. Government Securities	—	75	—	—	75
Mutual Funds/Collective Trusts	89	5	—	896	990
Partnerships/Joint Ventures	—	118	—	—	118
Hedge Funds	—	—	61	1,043	1,104
Private Equity	—	—	—	225	225
Real Estate	—	—	79	24	103
Other	—	47	—	49	96
Total	$347	$321	$140	$2,237	$3,045

For measurements using significant unobservable inputs (Level 3) during 2016 and 2015, a reconciliation of the beginning and ending balances is as follows:

	Hedge Funds	Real Estate
Ending balance, January 31, 2015	$56	$84
Contributions into Fund	13	9
Realized gains	—	5
Unrealized (losses) gains	(1)	2
Distributions	(7)	(21)

Ending balance, January 30, 2016	61	79
Contributions into Fund	10	9
Realized gains	1	12
Unrealized losses	(1)	(2)
Distributions	(4)	(32)
Other	—	(1)

Ending balance, January 28, 2017	$67	$65

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

The Company contributed and expensed $215, $196 and $177 to employee 401(k) retirement savings accounts in 2016, 2015 and 2014, respectively.  The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, compensation as defined by the plan and length of service.

16.MULTI-EMPLOYER PENSION PLANS

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

The Company recognizes expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP.  The Company made cash contributions to these plans of $289 million in 2016, $426 million in 2015 and $297 million in 2014.

The Company continues to evaluate and address potential exposure to under-funded multi-employer pension plans as it relates to the Company’s associates who are beneficiaries of these plans.  These under-fundings are not a liability of the Company.  When an opportunity arises that is economically feasible and beneficial to the Company and its associates, the Company may negotiate the restructuring of under-funded multi-employer pension plan obligations to help stabilize associates’ future benefits and become the fiduciary of the restructured multi-employer pension plan.  The commitments from these restructurings do not change the debt profile of the Company as it relates to the Company’s credit rating.  The Company is currently designated as the named fiduciary of the UFCW Consolidated Pension Plan and has sole investment authority over these assets.  Significant effects of these restructuring agreements recorded in our Consolidated Financial Statements are:

•In 2016, the Company incurred a charge of $111, $71 (after-tax), due to commitments and withdrawal liabilities arising from the restructuring of certain multi-employer pension plan obligations, of which $28 was contributed to the UFCW Consolidated Pension Plan in 2016.

•In 2015, the Company contributed $190 to the UFCW Consolidated Pension Plan.  The Company had previously accrued $60 of the total contributions at January 31, 2015 and recorded expense for the remaining $130 at the time of payment in 2015.

•In 2014, the Company incurred a charge of $56 (after-tax) related to commitments and withdrawal liabilities associated with the restructuring of pension plan agreements, of which $15 was contributed to the UFCW Consolidated Pension Plan in 2014.

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

The Company’s participation in multi-employer plans is outlined in the following tables.  The EIN / Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent Pension Protection Act Zone Status available in 2016 and 2015 is for the plan’s year-end at December 31, 2015 and December 31, 2014, respectively.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.  The FIP/RP Status Pending / Implemented Column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  Unless otherwise noted, the information for these tables was obtained from the Forms 5500 filed for each plan’s year-end at December 31, 2015 and December 31, 2014. The multi-employer contributions listed in the table below are the Company’s multi-employer contributions made in fiscal years 2016, 2015 and 2014.

The following table contains information about the Company’s multi-employer pension plans:

				FIP/RP
		Pension Protection		Status
	EIN / Pension	Act Zone Status		Pending/	Multi-Employer Contributions			Surcharge
Pension Fund	Plan Number	2016	2015	Implemented	2016	2015	2014	Imposed(6)
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund(1) (2)	95-1939092 - 001	Red	Red	Implemented	$60	$55	$48	No
Desert States Employers & UFCW Unions Pension Plan(1)	84-6277982 - 001	Green	Green	No	18	18	21	No
Sound Retirement Trust (formerly Retail Clerks Pension Plan)(1) (3)	91-6069306 – 001	Red	Red	Implemented	18	17	15	No
Rocky Mountain UFCW Unions and Employers Pension Plan(1)	84-6045986 - 001	Green	Green	No	16	17	17	No
Oregon Retail Employees Pension Plan(1)	93-6074377 - 001	Green	Green	No	8	9	7	No
Bakery and Confectionary Union & Industry International Pension Fund(1)	52-6118572 - 001	Red	Red	Implemented	10	11	11	No
Washington Meat Industry Pension Trust(1) (4) (5)	91-6134141 - 001	Red	Red	Implemented	—	—	1	No
Retail Food Employers & UFCW Local 711 Pension(1)	51-6031512 - 001	Red	Red	Implemented	9	9	9	No
Denver Area Meat Cutters and Employers Pension Plan(1)	84-6097461 - 001	Green	Green	No	3	7	8	No
United Food & Commercial Workers Intl Union — Industry Pension Fund(1) (4)	51-6055922 - 001	Green	Green	No	37	35	33	No
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	33	31	30	No
Central States, Southeast & Southwest Areas Pension Plan	36-6044243 - 001	Red	Red	Implemented	23	16	15	No
UFCW Consolidated Pension Plan(1)	58-6101602 – 001	Green	Green	No	34	190	70	No
Other					20	11	12
Total Contributions					$289	$426	$297

(1)	The Company’s multi-employer contributions to these respective funds represent more than 5% of the total contributions received by the pension funds.
(2)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at March 31, 2016 and March 31, 2015.
(3)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2015 and September 30, 2014.
(4)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at June 30, 2015 and June 30, 2014.
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

(6)

Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of January 28, 2017, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.

The following table describes (a) the expiration date of the Company’s collective bargaining agreements and (b) the expiration date of the Company’s most significant collective bargaining agreements for each of the material multi-employer funds in which the Company participates.

	Expiration Date	Most Significant Collective
	of Collective	Bargaining Agreements(1)
	Bargaining	(not in millions)
Pension Fund	Agreements	Count	Expiration
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund	June 2017 to March 2019	2	June 2017 to March 2019
UFCW Consolidated Pension Plan	March 2016 (2) to August 2020	8	April 2016 to August 2020
Desert States Employers & UFCW Unions Pension Plan	October 2016 (2) to June 2018	1	June 2018
Sound Retirement Trust (formerly Retail Clerks Pension Plan)	April 2016 (2) to May 2019	2	May 2016 to May 2019
Rocky Mountain UFCW Unions and Employers Pension Plan	January 2019 to February 2019	1	January 2019
Oregon Retail Employees Pension Plan	August 2018 to June 2019	3	August 2018(2) to June 2019
Bakery and Confectionary Union & Industry International Pension Fund	June 2016 (2) to July 2018	4	August 2016 to July 2018
Retail Food Employers & UFCW Local 711 Pension	April 2017 to November 2019	1	March 2019
Denver Area Meat Cutters and Employers Pension Plan	January 2019 to February 2019	1	January 2019
United Food & Commercial Workers Intl Union — Industry Pension Fund	March 2014(2) to April 2019	2	March 2017 to April 2019
Western Conference of Teamsters Pension Plan	April 2017 to September 2020	5	July 2017 to September 2020
Central States, Southeast & Southwest Areas Pension Plan	September 2017 to November 2018	3	September 2017 to November 2018

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

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer health and welfare plans were approximately $1,143 in 2016, $1,192 in 2015 and $1,200 in 2014.

17.RECENTLY  ADOPTED  ACCOUNTING  STANDARDS

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

During the second quarter of 2016, the Company adopted ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. As a result of the adoption, the Company recognized $49 of excess tax benefits related to share-based payments in its provision for income taxes in 2016. These items were historically recorded in additional paid-in capital. In addition, for 2016, cash flows related to excess tax benefits are classified as an operating activity. Cash paid on employees’ behalf related to shares withheld for tax purposes is classified as a financing activity. Retrospective application of the cash flow presentation requirements resulted in increases to both “Net cash provided by operating activities” and “Net cash used by financing activities” of $59 for 2016, $84 for 2015 and $52 for 2014.  The Company’s stock compensation expense continues to reflect estimated forfeitures.

During 2016, the Company adopted ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Topic 205)”. This standard requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the Consolidated Financial Statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around the Company’s plan to alleviate these doubts are required. The adoption of this standard did not have any affect on the Company’s Consolidated Financial Statements.

During 2016, the Company adopted ASU 2015-07, “Fair Value Measurement - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820)”.  This standard requires the Company to disclose which assets are valued using net asset value as a practical expedient, and ends the requirement to classify these assets within the GAAP fair value hierarchy.  See Note 15 of the Consolidated Financial Statements for disclosures of assets valued using net asset value as a practical expedient.

18.RECENTLY  ISSUED  ACCOUNTING  STANDARDS

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This amendment requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance will be effective for the Company’s fiscal year ending February 3, 2018. Early adoption is permitted. The implementation of this amendment will not have an effect on the Company’s Consolidated Statements of Operations and will not have a significant effect on the Company’s Consolidated Balance Sheets.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which provides guidance for the recognition of lease agreements.  The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets.  This guidance will be effective for the Company in the first quarter of fiscal year ending February 1, 2020.  Early adoption is permitted.  The adoption of this ASU will result in a significant increase to the Company’s Consolidated Balance Sheets for lease liabilities and right-of-use assets, and the Company is currently evaluating the other effects of adoption of this ASU on the its Consolidated Financial Statements.

19.QUARTERLY  DATA (UNAUDITED)

The two tables that follow reflect the unaudited results of operations for 2016 and 2015.

	Quarter
	First	Second	Third	Fourth	Total Year
2016	(16 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(52 Weeks)
Sales	$34,604	$26,565	$26,557	$27,611	$115,337
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	26,669	20,697	20,653	21,483	89,502
Operating, general and administrative	5,779	4,473	4,443	4,483	19,178
Rent	262	205	199	215	881
Depreciation and amortization	694	525	549	572	2,340

Operating profit	1,200	665	713	858	3,436
Interest expense	155	116	124	126	522

Earnings before income tax expense	1,045	549	589	732	2,914
Income tax expense	350	171	206	230	957

Net earnings including noncontrolling interests	695	378	383	502	1,957
Net loss attributable to noncontrolling interests	(1)	(5)	(8)	(4)	(18)

Net earnings attributable to The Kroger Co.	$696	$383	$391	$506	$1,975

Net earnings attributable to The Kroger Co. per basic common share	$0.72	$0.40	$0.41	$0.54	$2.08

Average number of shares used in basic calculation	954	943	940	929	942

Net earnings attributable to The Kroger Co. per diluted common share	$0.71	$0.40	$0.41	$0.53	$2.05

Average number of shares used in diluted calculation	966	959	953	943	958

Dividends declared per common share	$0.105	$0.120	$0.120	$0.120	$0.465

Annual amounts may not sum due to rounding.

In the second quarter of 2016, the Company incurred a $111 charge to OG&A expenses for commitments and withdrawal liabilities associated with the restructuring of certain multi-employer pension plan agreements.

	Quarter
	First	Second	Third	Fourth	Total Year
2015	(16 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(52 Weeks)
Sales	$33,051	$25,539	$25,075	$26,165	$109,830
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	25,760	20,065	19,478	20,193	85,496
Operating, general and administrative	5,354	4,068	4,169	4,355	17,946
Rent	215	155	172	181	723
Depreciation and amortization	620	477	484	508	2,089

Operating profit	1,102	774	772	928	3,576
Interest expense	148	114	107	113	482

Earnings before income tax expense	954	660	665	815	3,094
Income tax expense	330	227	238	250	1,045

Net earnings including noncontrolling interests	624	433	427	565	2,049
Net earnings (loss) attributable to noncontrolling interests	5	—	(1)	6	10

Net earnings attributable to The Kroger Co.	$619	$433	$428	$559	$2,039

Net earnings attributable to The Kroger Co. per basic common share	$0.63	$0.44	$0.44	$0.57	$2.09

Average number of shares used in basic calculation	969	963	965	966	966

Net earnings attributable to The Kroger Co. per diluted common share	$0.62	$0.44	$0.43	$0.57	$2.06

Average number of shares used in diluted calculation	983	977	979	980	980

Dividends declared per common share	$0.093	$0.105	$0.105	$0.105	$0.408

Annual amounts may not sum due to rounding.

In the third quarter of 2015, the Company incurred a $80 charge to OG&A expenses for contributions to the UFCW Consolidated Pension Plan.

In the fourth quarter of 2015, the Company incurred a $30 charge to OG&A expenses for contributions to the UFCW Consolidated Pension Plan.

20.SUBSEQUENT EVENT

In 2016, the Company announced a Voluntary Retirement Offering (“VRO”) for certain non-store associates.  Approximately 1,300 associates irrevocably accepted the VRO in early March 2017.  The Company anticipates recognizing a VRO charge of approximately $180, pre-tax, in the first quarter of 2017.

As we continue to work to find solutions to under-funded multi-employer pension plans, it is possible we could incur withdrawal liabilities for certain funds.  Two locations have initiated a withdrawal process, in the first quarter of 2017, resulting in an estimated withdrawal liability of less than $100, after-tax.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

As of January 28, 2017, our Chief Executive Officer and Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 28, 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the fiscal quarter ended January 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial  reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management excluded Modern HC Holdings, Inc. (“ModernHEALTH”) from its assessment of internal control over financial reporting, as of January 28, 2017, because it was acquired in a purchase business combination on September 2, 2016. ModernHEALTH is a wholly-owned subsidiary whose total assets and total revenues represent 1% and less than 1%, respectively, of the related Consolidated Financial Statements amounts as of and for the year ended January 28, 2017.  Based on the evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of January 28, 2017.

The effectiveness of the Company’s internal control over financial reporting as of January 28, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item not otherwise set forth below is set forth under the headings Election of Directors, Information Concerning the Board of Directors — Committees of the Board, Information Concerning the Board of Directors — Audit Committee, Information Concerning the Board of Directors — Code of Ethics and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission before May 26, 2017 (the “2017 proxy statement”) and is hereby incorporated by reference into this Form 10-K.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person. Except as otherwise noted, each person has held office for at least five years.  Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History

Mary E. Adcock	41

Ms. Adcock was elected Group Vice President of Retail Operations, effective May 2016.  Prior to this, she served as Vice President of Operations for Kroger’s Columbus Division from November 2015 to May 2016 and as Vice President of Merchandising for the Columbus Division from March 2014 to November 2015. From February 2012 to March 2014, she served as Vice President of Natural Foods Merchandising and from October 2009 to February 2012, she served as Vice President of Deli/Bakery Manufacturing. Prior to that, Ms. Adcock held several leadership positions in the manufacturing department, including human resources manager, general manager and division operations manager.  Ms. Adcock joined Kroger in 1999 as human resources assistant manager at the Country Oven Bakery in Bowling Green, Kentucky.

Jessica C. Adelman	41

Ms. Adelman joined Kroger in November 2015 as Group Vice President of Corporate Affairs. Prior to joining Kroger, she served as senior vice president of corporate  affairs for Syngenta North America, a leading agriculture company, since 2008. Prior to that, Ms. Adelman held several strategic leadership roles with other companies, including director of Cargill Government Solutions. Ms. Adelman has 20 years of experience as a public affairs executive in the food industry.

Stuart W. Aitken	45

Mr. Aitken was elected Group Vice President June 2015 and is responsible for leading Kroger’s data analytics subsidiary, 84.51° LLC. Prior to joining Kroger, he served as the chief executive officer of dunnhumby USA, LLC from July 2010 to June 2015. Mr. Aitken has over 15 years of marketing, academic and technical experience across  a variety of industries, and held various leadership roles with other companies, including Michaels Stores and Safeway, Inc.

Robert W. Clark	51

Mr. Clark was elected Senior Vice President of Merchandising in March 2016. Prior  to this, he served as Group Vice President of Non-Perishables from March 2013 to March 2016. Prior to that, he served as Vice President of Merchandising for Kroger’s Fred Meyer division from October 2011 to March 2013. From August 2010 to October 2011 he served as Vice President of Operations for Kroger’s Columbus division. Prior to that, from May 2002 to August 2010, he served as Vice President of Merchandising for Kroger’s Fry’s division. From 1985 to 2002, Mr. Clark held  various leadership positions in store and district management, as well as grocery merchandising. Mr. Clark began his career with Kroger in 1985 as a courtesy clerk at Fry’s.

Yael Cosset	43

Mr. Cosset was elected Group Vice President and Chief Digital Officer in January 2017 and is responsible for leading Kroger’s digital strategy, focused on building Kroger’s presence in the marketplace in digital channels, personalization and              e-commerce. Prior to this, he served as Chief Commercial Officer and Chief Information Officer of 84.51° LLC from April 2015 to December 2016.  Prior to joining Kroger, Mr. Cosset served in several leadership roles at dunnhumby USA, LLC since 2009, including Executive Vice President of Consumer Markets and  Global Chief Information Officer.

Michael J. Donnelly	58

Mr. Donnelly was elected Executive Vice President of Merchandising in September 2015. Prior to this, he served as Senior Vice President of Merchandising from July 2011 to September 2015. Prior to that, Mr. Donnelly held a variety of key management positions with Kroger, including President of Ralphs Grocery Company, President of Fry’s Food Stores, and Senior Vice President, Drug/GM Merchandising and Procurement. Mr. Donnelly joined Kroger in 1978 as a clerk.

Todd A. Foley	47

Mr. Foley has served as Vice President and Treasurer since June 2013. Prior to this,  he served as Assistant Corporate Controller from March 2006 to June 2013. Prior to that, he served as Controller of Kroger’s Cincinnati/Dayton division from October 2003 to March 2006. Mr. Foley began his career with Kroger in 2001 as an audit manager in the Internal Audit Department after working for PricewaterhouseCoopers from 1991 to 2001, where most recently he was a senior  audit manager.

Christopher T. Hjelm	55

Mr. Hjelm was elected Executive Vice President and Chief Information Officer in September 2015. Prior to this, he served as Senior Vice President and Chief Information Officer from August 2005 to September 2015. From February 2005 to July 2005, he was Chief Information Officer of Travel Distribution Services for Cendant Corporation. From July 2003 to November 2004, Mr. Hjelm served as Chief Technology Officer for Orbitz LLC, which was acquired by Cendant Corporation in November 2004. Mr. Hjelm served as Senior Vice President for Technology at eBay Inc. from March 2002 to June 2003, and served as Executive Vice President for Broadband Network Services for Excite@Home from June 2001 to February 2002. From January 2000 to June 2001, Mr. Hjelm served as Chairman, President and Chief Executive Officer of ZOHO Corporation. Prior to that, he held various key roles for  14 years with Federal Express Corporation, including that of Senior Vice President  and Chief Information Officer.

Sukanya R. Madlinger	53

Ms. Madlinger was elected Senior Vice President in September 2015, and is responsible for the oversight of several of Kroger’s retail divisions. Prior to this, she served as President of Kroger’s Cincinnati/Dayton division from 2010 to September 2015. Ms. Madlinger has held various leadership positions in operations and merchandising since joining Kroger in 1986.

Timothy A. Massa	50

Mr. Massa was elected Group Vice President of Human Resources and Labor Relations in June 26, 2014. He joined Kroger in October 2010 as Vice President, Corporate Human Resources, Talent Development. Prior to joining Kroger, he served in various Human Resources leadership roles for 21 years at Procter & Gamble, most recently serving as Global Human Resources Director of Customer Business Development.

W. Rodney McMullen	56

Mr. McMullen was elected Chairman of the Board effective January 1, 2015, and Chief Executive Officer effective January 1, 2014. Prior to this, he served as President and Chief Operating Officer from August 2009 to December 2013. Prior to that he  was elected Vice Chairman in June 2003, Executive Vice President, Strategy,  Planning and Finance in January 2000, Executive Vice President and Chief Financial Officer in May 1999, Senior Vice President in October 1997, and Group Vice President and Chief Financial Officer in June 1995. Before that he was appointed Vice President, Control and Financial Services in March 1993, and Vice President,  Planning and Capital Management in December 1989. Mr. McMullen joined Kroger  in 1978 as a part-time stock clerk.

Frederick J. Morganthall II	65

Mr. Morganthall was elected Executive Vice President of Retail Operations in September 2015. Prior to this, he served as Senior Vice President, Retail Divisions, from June 2015 to September 2015. Mr. Morganthall joined Kroger in 2014 as part of the Kroger-Harris Teeter merger, serving as President of Harris Teeter until June  2015. He joined Harris Teeter in 1986 and served in several key leadership roles prior to becoming president, including vice president of merchandising, vice president of distribution, and vice president of operations. Mr. Morganthall began his career in grocery retail in 1978 with Spartan Stores in Michigan.

J. Michael Schlotman	59

Mr. Schlotman was elected Executive Vice President and Chief Financial Officer in September 2015. Prior to this, he was elected Senior Vice President and Chief Financial Officer in June 2003, and Group Vice President and Chief Financial Officer in January 2000. Prior to that he was elected Vice President and Corporate Controller in 1995, and served in various positions in corporate accounting since joining Kroger in 1985.

Erin S. Sharp	59

Ms. Sharp has served as Group Vice President of Manufacturing since June 2013. She joined Kroger in 2011 as Vice President of Operations for Kroger’s Manufacturing division. Before joining Kroger, Ms. Sharp served as Vice President of Manufacturing for the Sara Lee Corporation. In that role, she led the manufacturing and logistics operations for the central region of their U.S. Fresh Bakery Division. Ms. Sharp has over 25 years of experience supporting food manufacturing operations.

Alessandro Tosolini	50

Mr. Tosolini was elected Senior Vice President of New Business Development in December 2014. Before joining Kroger, he held numerous leadership positions with Procter & Gamble for 24 years, in the U.S. and internationally, most recently serving   as senior vice president of Global e Business and vice president of Global  eCommerce.

Mark C. Tuffin	57

Mr. Tuffin has served as Senior Vice President since January 2014, and is responsible for the oversight of several of Kroger’s retail divisions. Prior to this, he served as President of Kroger’s Smith’s division from July 2011 to January 2014. From September 2009 to July 2011, Mr. Tuffin served as Vice President of Transition, where he was responsible for implementing an organizational restructuring initiative for Kroger’s retail divisions. He joined Kroger’s Smith’s division in 1996 and served in a series of leadership roles, including Vice President of Merchandising from September 1999 to September 2009. Mr. Tuffin held various positions with other supermarket retailers before joining Smith’s in 1996.

M. Elizabeth Van Oflen	59	Ms. Van Oflen has served as Vice President and Controller since April 2003. Prior to this, she held various positions in Kroger’s Finance and Tax Departments. Ms. Van Oflen joined Kroger in 1982.

Christine S. Wheatley	46

Ms. Wheatley was elected Group Vice President, Secretary and General Counsel in May 2014. She joined Kroger in February 2008 as Corporate Counsel, and became Senior Attorney in 2010, Senior Counsel in 2011, and Vice President in 2012. Before joining Kroger, Ms. Wheatley was engaged in the private practice of law for 11 years, most recently as a partner at Porter Wright Morris & Arthur in Cincinnati.

ITEM 11.EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, and Compensation Tables in the 2017 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (1)	warrants and rights (1)	reflected in column (a))

Equity compensation plans approved by security holders	35,572,478	$21.32	50,044,668
Equity compensation plans not approved by security holders	—	$—	—
Total	35,572,478	$21.32	50,044,668

(1)

The total number of securities reported includes the maximum number of common shares, 1,266,874, that may be issued under performance units granted under our long-term incentive plans. The nature of the awards is more particularly described in the Compensation Discussion and Analysis section of the definitive 2017 proxy statement  and is hereby incorporated by reference into this Form 10-K. The weighted-average exercise price in column (b) does not take these performance unit awards into account. Based on historical data, or in the case of the award made in 2014 and earned in 2016 the actual payout percentage, our best estimate of the number of common shares that will be issued under the performance unit grants is approximately 637,437.

The remainder of the information required by this Item is set forth in the section entitled Beneficial Ownership of Common Stock in the 2017 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information required by this Item is set forth in the sections entitled Related Person Transactions and Information Concerning the Board of Directors-Independence in the 2017 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the section entitled Ratification of the Apppointment of Kroger’s Independent Auditor in the 2017 proxy statement and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016
Consolidated Statements of Operations for the years ended January 28, 2017, January 30, 2016 and January 31, 2015

Consolidated Statements of Comprehensive Income for the years ended January 28, 2017, January 30, 2016 and January 31, 2015

Consolidated Statements of Cash Flows for the years ended January 28, 2017, January 30, 2016 and January 31, 2015

Consolidated Statement of Changes in Shareholders’ Equity for the years ended January 28, 2017, January 30, 2016 and January 31, 2015
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

10.1*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

10.2*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.3*	The Kroger Co. 401(k) Retirement Savings Account Restoration Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.4*

The Kroger Co. Supplemental Retirement Plans for Certain Retirement Benefit Plan Participants. Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.5*	The Kroger Co. Employee Protection Plan dated January 13, 2017.

10.6

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

10.7*	The Kroger Co. 2008 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 26, 2008.

10.8*	The Kroger Co. 2011 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2011.

10.9*	The Kroger Co. 2014 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on July 29, 2014.

10.10*

Form of Restricted Stock Grant Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.11*

Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 24, 2008.

10.12*

Form of Performance Unit Award Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 15, 2015.

10.13*	The Kroger Co. 2014 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

10.14*	The Kroger Co. 2015 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23, 2015.

10.15*	The Kroger Co. 2016 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

10.16*	Harris Teeter Supermarkets, Inc. Supplemental Executive Retirement Plan Amendment and Restatement, effective January 1, 2016.

10.17*	Harris Teeter Supermarkets, Inc. Flexible Deferral Plan Amendment and Restatement effective January 1, 2016.

10.18*	Harris Teeter Merger Cash Bonus Plan, which is hereby incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: March 28, 2017	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 28th of March 2017.

	/s/ J. Michael Schlotman	Executive Vice President and Chief Financial Officer
	J. Michael Schlotman	(principal financial officer)

	/s/ M. Elizabeth Van Oflen	Vice President & Controller
	M. Elizabeth Van Oflen	(principal accounting officer)

	*	Director
Nora A. Aufreiter
	*	Director
Robert D. Beyer
	*	Director
Anne Gates
	*	Director
Susan J. Kropf
	*	Chairman of the Board and Chief Executive Officer
W. Rodney McMullen
	*	Director
Jorge P. Montoya
	*	Director
Clyde R. Moore
	*	Director
Susan M. Phillips
	*	Director
James A. Runde
	*	Director
Ronald L. Sargent
	*	Director
Bobby S. Shackouls
	*	Director
Mark S. Sutton

* By:	/s/ Stacey M. Heiser
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

10.1*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

10.2*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.3*	The Kroger Co. 401(k) Retirement Savings Account Restoration Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.4*

The Kroger Co. Supplemental Retirement Plans for Certain Retirement Benefit Plan Participants. Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.5*	The Kroger Co. Employee Protection Plan dated January 13, 2017.

10.6

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

10.7*	The Kroger Co. 2008 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 26, 2008.

10.8*	The Kroger Co. 2011 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2011.

10.9*	The Kroger Co. 2014 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on July 29, 2014.

10.10*

Form of Restricted Stock Grant Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.11*

Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 24, 2008.

10.12*

Form of Performance Unit Award Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 15, 2015.

10.13*	The Kroger Co. 2014 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

10.14*	The Kroger Co. 2015 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23, 2015.

10.15*	The Kroger Co. 2016 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

10.16*	Harris Teeter Supermarkets, Inc. Supplemental Executive Retirement Plan Amendment and Restatement, effective January 1, 2016.

10.17*	Harris Teeter Supermarkets, Inc. Flexible Deferral Plan Amendment and Restatement, effective January 1, 2016.

10.18*	Harris Teeter Merger Cash Bonus Plan, which is hereby incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contract or compensatory plan or arrangement.