Form 10-Q
period 2017-05-20
KROGER CO
filed 2017-06-27
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 20, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

There were 897,346,365 shares of Common Stock ($1 par value) outstanding as of June 21, 2017.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	First Quarter Ended
	May 20,	May 21,
(In millions, except per share amounts)	2017	2016
Sales	$36,285	$34,604
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	28,281	26,669
Operating, general and administrative	6,376	5,779
Rent	270	262
Depreciation and amortization	736	694

Operating profit	622	1,200
Interest expense	177	155

Earnings before income tax expense	445	1,045
Income tax expense	148	350

Net earnings including noncontrolling interests	297	695
Net loss attributable to noncontrolling interests	(6)	(1)

Net earnings attributable to The Kroger Co.	$303	$696

Net earnings attributable to The Kroger Co. per basic common share	$0.33	$0.72

Average number of common shares used in basic calculation	914	954

Net earnings attributable to The Kroger Co. per diluted common share	$0.32	$0.71

Average number of common shares used in diluted calculation	925	966

Dividends declared per common share	$0.120	$0.105

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	First Quarter Ended
	May 20,	May 21,
(In millions)	2017	2016
Net earnings including noncontrolling interests	$297	$695

Other comprehensive income (loss)
Unrealized gains and losses on available for sale securities, net of income tax(1)	—	(6)
Change in pension and other postretirement defined benefit plans, net of income tax(2)	13	9
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	(36)	(27)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax	—	1

Total other comprehensive loss	(23)	(23)

Comprehensive income	274	672
Comprehensive loss attributable to noncontrolling interests	(6)	(1)
Comprehensive income attributable to The Kroger Co.	$280	$673

(1)	Amount is net of tax of $(3) for the first quarter of 2016.
(2)	Amount is net of tax of $8 for the first quarter of 2017 and $5 for the first quarter of 2016.
(3)	Amount is net of tax of $(21) for the first quarter of 2017 and $(15) for the first quarter of 2016.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 20,	January 28,
(In millions, except par amounts)	2018	2017
ASSETS
Current assets
Cash and temporary cash investments	$356	$322
Store deposits in-transit	952	910
Receivables	1,394	1,649
FIFO inventory	7,676	7,852
LIFO reserve	(1,317)	(1,291)
Prepaid and other current assets	477	898
Total current assets	9,538	10,340

Property, plant and equipment, net	21,133	21,016
Intangibles, net	1,141	1,153
Goodwill	3,031	3,031
Other assets	956	965

Total Assets	$35,799	$36,505

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,854	$2,252
Trade accounts payable	6,078	5,818
Accrued salaries and wages	1,135	1,234
Deferred income taxes	—	251
Other current liabilities	3,448	3,305
Total current liabilities	12,515	12,860

Long-term debt including obligations under capital leases and financing obligations	11,590	11,825
Deferred income taxes	2,181	1,927
Pension and postretirement benefit obligations	1,552	1,524
Other long-term liabilities	1,826	1,659

Total Liabilities	29,664	29,795

Commitments and contingencies (see Note 7)

SHAREHOLDERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2017 and 2016	1,918	1,918
Additional paid-in capital	3,104	3,070
Accumulated other comprehensive loss	(738)	(715)
Accumulated earnings	15,735	15,543
Common shares in treasury, at cost, 1,017 shares in 2017 and 994 shares in 2016	(13,874)	(13,118)

Total Shareholders’ Equity - The Kroger Co.	6,145	6,698
Noncontrolling interests	(10)	12

Total Equity	6,135	6,710

Total Liabilities and Equity	$35,799	$36,505

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	First Quarter Ended
	May 20,	May 21,
(In millions)	2017	2016
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$297	$695
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	736	694
LIFO charge	25	15
Stock-based employee compensation	53	43
Expense for Company-sponsored pension plans	35	25
Deferred income taxes	6	—
Other	(50)	(1)
Changes in operating assets and liabilities net of effects from mergers of businesses:
Store deposits in-transit	(42)	31
Receivables	149	85
Inventories	177	101
Prepaid and other current assets	409	232
Trade accounts payable	260	104
Accrued expenses	(86)	(320)
Income taxes receivable and payable	153	350
Other	187	25

Net cash provided by operating activities	2,309	2,079

Cash Flows from Investing Activities:
Payments for property and equipment	(817)	(1,090)
Proceeds from sale of assets	83	71
Other	(10)	(32)

Net cash used by investing activities	(744)	(1,051)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1	11
Payments on long-term debt	(84)	(54)
Net borrowings (payments) on commercial paper	(545)	256
Dividends paid	(111)	(102)
Proceeds from issuance of capital stock	17	15
Treasury stock purchases	(772)	(1,027)
Other	(37)	(13)

Net cash used by financing activities	(1,531)	(914)

Net increase in cash and temporary cash investments	34	114

Cash and temporary cash investments:
Beginning of year	322	277
End of year	$356	$391

Reconciliation of capital investments:
Payments for property and equipment	$(817)	$(1,090)
Changes in construction-in-progress payables	(104)	(55)
Total capital investments	$(921)	$(1,145)

Disclosure of cash flow information:
Cash paid during the year for interest	$188	$167
Cash paid during the year for income taxes	$11	$7

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at January 30, 2016	1,918	$1,918	$2,980	951	$(11,409)	$(680)	$14,011	$(22)	$6,798
Issuance of common stock:
Stock options exercised	—	—	—	(1)	15	—	—	—	15
Restricted stock issued	—	—	(20)	—	6	—	—	—	(14)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	26	(1,000)	—	—	—	(1,000)
Stock options exchanged	—	—	—	1	(27)	—	—	—	(27)
Share-based employee compensation	—	—	43	—	—	—	—	—	43
Other comprehensive loss net of income tax of $(13)	—	—	—	—	—	(23)	—	—	(23)
Other	—	—	5	—	(7)	—	—	65	63
Cash dividends declared ($0.105 per common share)	—	—	—	—	—	—	(102)	—	(102)
Net earnings including noncontrolling interests	—	—	—	—	—	—	696	(1)	695

Balances at May 21, 2016	1,918	$1,918	$3,008	977	$(12,422)	$(703)	$14,605	$42	$6,448

Balances at January 28, 2017	1,918	$1,918	$3,070	994	$(13,118)	$(715)	$15,543	$12	$6,710
Issuance of common stock:
Stock options exercised	—	—	—	(1)	17	—	—	—	17
Restricted stock issued	—	—	(11)	—	5	—	—	—	(6)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	24	(747)	—	—	—	(747)
Stock options exchanged	—	—	—	—	(25)	—	—	—	(25)
Share-based employee compensation	—	—	53	—	—	—	—	—	53
Other comprehensive loss net of income tax of $(13)	—	—	—	—	—	(23)	—	—	(23)
Other	—	—	(8)	—	(6)	—	—	(16)	(30)
Cash dividends declared ($0.12 per common share)	—	—	—	—	—	—	(111)	—	(111)
Net earnings including noncontrolling interests	—	—	—	—	—	—	303	(6)	297

Balances at May 20, 2017	1,918	$1,918	$3,104	1,017	$(13,874)	$(738)	$15,735	$(10)	$6,135

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries, and the variable interest entities in which the Company is the primary beneficiary.  The January 28, 2017 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”).  Significant intercompany transactions and balances have been eliminated.  References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year.  The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations.  Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

The unaudited information in the Consolidated Financial Statements for the first quarters ended May 20, 2017 and May 21, 2016, includes the results of operations of the Company for the 16-week periods then ended.

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

The Company records cash and temporary cash investments, store deposits in-transit, receivables, prepaid and other current assets, trade accounts payable, accrued salaries and wages and other current liabilities at approximated fair value.  Certain other investments and derivatives are recorded as Level 1, 2 or 3 instruments.  Refer to Note 2 for the disclosure of debt instrument fair values.

During the second quarter of 2016, the Company adopted Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. As a result of the adoption, the Company recognized $16 of excess tax benefits related to share-based payments in its provision for income taxes for the first quarter of 2016. This item was historically recorded in additional paid-in capital. In addition, for the first quarter of 2016, cash flows related to excess tax benefits are classified as an operating activity. Cash paid on employees’ behalf related to shares withheld for tax purposes is classified as a financing activity.  The Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been revised to reflect the effects of the ASU adoption on the first quarter of 2016 Consolidated Financial Statements.

2.DEBT OBLIGATIONS

Long-term debt consists of:

	May 20,	January 28,
	2017	2017
1.50% to 8.00% Senior Notes due through 2047	$11,313	$11,311
5.63% to 12.75% Mortgages due in varying amounts through 2027	36	38
0.91% to 1.15% Commercial paper borrowings due through May 2017	880	1,425
Other	473	541

Total debt, excluding capital leases and financing obligations	12,702	13,315
Less current portion	(1,800)	(2,197)

Total long-term debt, excluding capital leases and financing obligations	$10,902	$11,118

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at May 20, 2017 and January 28, 2017.  At May 20, 2017, the fair value of total debt was $13,369 compared to a carrying value of $12,702.  At January 28, 2017, the fair value of total debt was $13,905 compared to a carrying value of $13,315.

3.BENEFIT  PLANS

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first quarters of 2017 and 2016.

	First Quarter Ended
	Pension Benefits		Other Benefits
	May 20,	May 21,	May 20,	May 21,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$24	$21	$3	$3
Interest cost	56	58	3	3
Expected return on plan assets	(73)	(73)	—	—
Amortization of:
Prior service cost	—	—	(2)	(2)
Actuarial loss (gain)	26	19	(3)	(3)
Curtailment	2	—	—	—

Net periodic benefit cost	$35	$25	$1	$1

The Company is not required to make any contributions to its Company-sponsored pension plans in 2017, but may make contributions to the extent such contributions are beneficial to the Company.  The Company did not make any contributions to its Company-sponsored pension plans in the first quarter of 2017 or 2016.

The Company contributed $73 and $68 to employee 401(k) retirement savings accounts in the first quarters of 2017 and 2016, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers.  The Company recognizes expense in connection with these plans as contributions are funded.

During the first quarter of 2017, the Company incurred a charge of $199, $126 net of tax, due to withdrawing from two multi-employer pension plans, which represents the Company’s best estimate, absent demand letters from the multi-employer pension plans. Demand letters from the impacted multi-employer pension plans may be received in 2017, or later, and the ultimate withdrawal liability may change from the currently estimated amount. Any future charge will be recorded in the period in which the change is identified. Based on ERISA regulations, the liability will be paid out in installments, which vary by plan, over a period of up to 20 years. The net present value of the liability was determined using a risk free interest rate.  The charge was recorded in the ‘Operating, general and administrative’ caption in the Consolidated Statements of Operations and the liability was recorded in the ‘Other long-term liabilities’ caption in the Consolidated Balance Sheets.

4.EARNINGS  PER  COMMON  SHARE

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

	First Quarter Ended			First Quarter Ended
	May 20, 2017			May 21, 2016
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$301	914	$0.33	$690	954	$0.72
Dilutive effect of stock options		11			12

Net earnings attributable to The Kroger Co. per diluted common share	$301	925	$0.32	$690	966	$0.71

The Company had combined undistributed and distributed earnings to participating securities totaling $2 in the first quarter of 2017 and $6 in the first quarter of 2016.

The Company had options outstanding for approximately 9 million and 3 million shares during the first quarters of 2017 and 2016, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

5.RECENTLY  ADOPTED  ACCOUNTING  STANDARDS

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17,  “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This amendment requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This amendment became effective for the Company beginning January 29, 2017, and was adopted prospectively in accordance with the standard. The implementation of this amendment resulted in the reclassification of current deferred tax liabilities as non-current and had no effect on the Company’s Consolidated Statements of Operations.

6.RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715)”, which requires that the service cost component of pension and postretirement benefit costs be presented in the same line item as other current employee compensation costs and other components of those benefit costs be presented separately from the service cost component and outside a subtotal of income from operations, if presented.  The ASU also requires that only the service cost component of pension and postretirement benefit costs is eligible for capitalization. The update is effective for annual periods beginning after December 15, 2017 and interim periods within that annual period. Application is retrospective for the presentation of the components of these benefit costs and prospective for the capitalization of only service costs. The Company does not expect application of this ASU to have a material impact on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” as amended by several subsequent ASUs, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Per ASU 2015-14, “Deferral of Effective Date,” this guidance will be effective for the Company in the first quarter of its fiscal year ending February 2, 2019.  The Company is currently in the process of evaluating the effect of adoption of this ASU on its Consolidated Financial Statements.  The Company’s initial assessment of the new guidance has identified customer loyalty programs and gross versus net reporting relative to arrangements with certain third parties as transactions potentially affected by the new guidance.  Additionally, the Company continues to evaluate the adoption method that will be used to implement the new guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which provides guidance for the recognition of lease agreements.  The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets.  This guidance will be effective for the Company in the first quarter of fiscal year ending February 1, 2020.  Early adoption is permitted.  The adoption of this ASU will result in a significant increase to the Company’s Consolidated Balance Sheets for lease liabilities and right-of-use assets, and the Company is currently evaluating the other effects of adoption of this ASU on its Consolidated Financial Statements.  This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients and assessing opportunities to make certain changes to the Company’s lease accounting information technology system in order to determine the best implementation strategy.

7.COMMITMENTS AND  CONTINGENCIES

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

8.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first quarters of 2016 and 2017:

			Pension and
	Cash Flow		Postretirement
	Hedging	Available for sale	Defined Benefit
	Activities(1)	Securities(1)	Plans(1)	Total(1)
Balance at January 30, 2016	$(51)	$20	$(649)	$(680)
OCI before reclassifications(2)	(27)	(6)	—	(33)
Amounts reclassified out of AOCI(3)	1	—	9	10
Net current-period OCI	(26)	(6)	9	(23)
Balance at May 21, 2016	$(77)	$14	$(640)	$(703)

Balance at January 28, 2017	$(2)	$—	$(713)	$(715)
OCI before reclassifications(2)	(36)	—	—	(36)
Amounts reclassified out of AOCI(3)	—	—	13	13
Net current-period OCI	(36)	—	13	(23)
Balance at May 20, 2017	$(38)	$—	$(700)	$(738)

(1)	All amounts are net of tax.
(2)

Net of tax of $(15) and $(3) for cash flow hedging activities and available for sale securities, respectively, for the first quarter of 2016. Net of tax of $(21) for cash flow hedging activities for the first quarter of 2017.

(3)

Net of tax of $5 for pension and postretirement defined benefit plans for the first quarter of 2016.  Net of tax of $8 for pension and postretirement defined benefit plans for the first quarter of 2017.

The following table represents the items reclassified out of AOCI and the related tax effects for the first quarters of 2017 and 2016:

	First Quarter Ended
	May 20,	May 21,
	2017	2016
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$—	$1
Tax expense	—	—
Net of tax	—	1

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(2)	21	14
Tax expense	(8)	(5)
Net of tax	13	9
Total reclassifications, net of tax	$13	$10

(1)	Reclassified from AOCI into interest expense.
(2)

Reclassified from AOCI into merchandise costs and operating, general and administrative expense.  These components are included in the computation of net periodic pension expense (see Note 3 for additional details).

9.INCOME TAXES

The effective income tax rate was 33.3% and 33.5% for the first quarters of 2017 and 2016, respectively.  The effective income tax rate for the first quarter of 2017 differed from the federal statutory rate due to the utilization of tax credits and deductions partially offset by the effect of state income taxes.  The effective income tax rate for the first quarter of 2016 differed from the federal statutory rate due to the adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718)”.

10.VOLUNTARY RETIREMENT OFFERING

     In 2016, the Company announced a Voluntary Retirement Offering (“VRO”) for certain non-store associates.  Approximately 1,300 associates irrevocably accepted the VRO in the first quarter of 2017. Due to the employee acceptances, the Company recognized a VRO charge of $184, $117 net of tax, in the first quarter of 2017, which was comprised of $165 for severance and other benefits, as well as $19 of other non-cash charges.  This charge was recorded in the ‘Operating, general and administrative’ caption within the Consolidated Statements of Operations.  The Company paid $149 of the severance and other benefits in the first quarter of 2017, and will fulfill all payment obligations by the end of the fourth quarter of 2017.

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

We believe the adjusted net earnings per diluted share metric presents more comparable quarter-over-quarter and year-over-year comparisons for our net earnings per diluted share because adjusted items are not the result of our normal operations.

OVERVIEW

Notable items for the first quarter of 2017 are:

•	Net earnings per diluted share of $0.32.
•

Net earnings for the first quarter of 2017 includes $199 million ($126 million after-tax) related to the withdrawal liability for certain multi-employer pension funds and $184 million ($117 million after-tax) related to the voluntary retirement offering (“VRO”) (collectively, the “2017 Adjusted Items”).

•	Adjusted net earnings per diluted share of $0.58.
•	Identical supermarket sales, excluding fuel, decreased 0.2%.
•	Increased total households and loyal households shopping with us led to positive unit growth.
•

Gross margin declined as a percentage of sales, primarily due to price investments.  Operating, general and administrative (“OG&A”) expenses increased as a percentage of sales, primarily due to investing in incremental labor hours and wage increases designed to improve associate engagement and retention and investment in our digital strategy.

•	We returned $884 million to shareholders from share repurchases and dividend payments.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, for the first quarter of 2017 and 2016 ($ in millions, except per share amounts):

	First Quarter Ended
	May 20,	May 21,	Percentage
	2017	2016	Change
Net earnings attributable to The Kroger Co.	$303	$696	(56.5)
Adjustments for pension plan withdrawal liabilities(1)(2)	126	—
Adjustments for VRO(1)(2)	117	—
2017 Adjusted Items(1)(2)	243	—

Adjusted net earnings attributable to The Kroger Co.	$546	$696	(21.6)

Net earnings attributable to The Kroger Co. per diluted common share	$0.32	$0.71	(54.9)
Adjustments for pension plan withdrawal liabilities(3)	0.13	—
Adjustments for VRO(3)	0.13	—
2017 Adjusted Items(3)	0.26	—

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.58	$0.71	(18.3)

Average number of common shares used in diluted calculation	925	966

(1)	The amount presented represents the after-tax effect of the adjustments.
(2)	The pre-tax adjustments for the pension plan withdrawal liabilities and VRO are $199 million and $184 million, respectively.
(3)	The amount presented represents the net earnings per diluted common share effect of the adjustments.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	First Quarter Ended
	May 20,	Percentage	May 21,	Percentage
	2017	Change(2)	2016	Change(3)
Total supermarket sales without fuel	$29,941	1.4%	$29,534	8.0%
Fuel sales	4,702	20.5%	3,903	(14.7)%
Other sales(1)	1,642	40.7%	1,167	4.0%
Total sales	$36,285	4.9%	$34,604	4.7%

(1)

Other sales primarily relate to sales at convenience stores, excluding fuel; jewelry stores; food production plants to outside customers; data analytic services; variable interest entities; Kroger Specialty Pharmacy; in-store health clinics; digital coupon services; and online sales by Vitacost.com.

(2)	This column represents the percentage change in the first quarter of 2017, compared to the first quarter of 2016.
(3)	This column represents the percentage change in the first quarter of 2016, compared to the first quarter of 2015.

Total sales increased in the first quarter of 2017, compared to the first quarter of 2016, by 4.9%.  This increase was primarily due to our increases in total supermarket sales, without fuel,  fuel sales and our merger with Modern HC Holdings, Inc. (“ModernHEALTH”).  The increase in total supermarket sales without fuel for the first quarter of 2017, compared to the first quarter of 2016, was primarily due an increase in supermarket square footage, partially offset by our identical supermarket sales decrease, excluding fuel, of 0.2%.  Identical supermarket sales, excluding fuel, for the first quarter of 2017, compared to the first quarter of 2016, decreased primarily due to product cost deflation of 0.2% and continued investments in lower prices for our customers, partially offset by an increase in the number of households shopping with us.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the first quarter of 2017 increased 3.4% over the end of the first quarter of 2016.  Total fuel sales increased 20.5% in the first quarter of 2017, compared to the first quarter of 2016, primarily due to an increase in the average retail fuel price of 18.6% and an increase in fuel gallons sold of 1.6%.  The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Although identical supermarket sales is a relatively standard term, numerous methods exist for calculating identical supermarket sales growth.  As a result, the method used by our management to calculate identical supermarket sales may differ from methods other companies use to calculate identical supermarket sales.  We urge you to understand the methods used by other companies to calculate identical supermarket sales before comparing our identical supermarket sales to those of other such companies.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical multi-department stores.  Our identical supermarket sales results are summarized in the following table.  We used the identical supermarket dollar figures presented below to calculate percentage changes for the first quarter of 2017.

Identical Supermarket Sales

($ in millions)

	First Quarter
	May 20,	Percentage	May 21,	Percentage
	2017	Change(1)	2016	Change(2)
Including fuel centers	$32,252	1.6%	$31,758	0.4%
Excluding fuel centers	$28,627	(0.2)%	$28,689	2.4%

(1)	This column represents the percentage changes in identical supermarket sales in the first quarter of 2017, compared to the first quarter of 2016.
(2)	This column represents the percentage changes in identical supermarket sales in the first quarter of 2016, compared to the first quarter of 2015.

Gross Margin, LIFO  and FIFO Gross Margin

Our gross margin rate, as a percentage of sales, was 22.06% for the first quarter of 2017, as compared to 22.93% for the first quarter of 2016.  This decrease resulted primarily from continued investments in lower prices for our customers, unfavorable pricing and cost effects due to a deflationary operating environment, higher fuel sales, a higher LIFO charge, our merger with  ModernHEALTH due to its lower gross margin rate and increased warehousing, transportation and shrink costs, as a percentage of sales, partially offset by decreased advertising costs, as a percentage of sales.  Higher fuel sales decrease our gross margin rate, as a percentage of sales, due to the very low gross margin rate, as a percentage of sales, on fuel sales compared to non-fuel sales.

Our LIFO charge was $25 million for the first quarter of 2017 compared to a charge of $15 million for the first quarter of 2016. Our increased LIFO charge reflects our expected year end product cost inflation for 2017 compared to 2016.

Our FIFO gross margin rate, which excludes the first quarter LIFO charge, was 22.13% for the first quarter of 2017, as compared to 22.98% for the first quarter of 2016.  Excluding the effect of fuel and ModernHEALTH, our FIFO gross margin rate decreased 45 basis points in the first quarter of 2017, compared to the first quarter of 2016.  This decrease resulted primarily from continued investments in lower prices for our customers, unfavorable pricing and cost effects due to a deflationary operating environment and increased warehousing, transportation and shrink costs, as a percentage of sales, partially offset by decreased advertising costs, as a percentage of sales.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utility, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, increased 87 basis points to 17.57% for the first quarter of 2017 from 16.70% for the first quarter of 2016.  This increase resulted primarily from the loss of sales leverage due to a deflationary operating environment and continued investments in lower prices, investing in our digital strategy, the 2017 Adjusted Items, increases in store wages attributed to investing in incremental labor hours and higher wages to improve retention, employee engagement and customer experience and increases in credit card costs, partially offset by savings from the VRO, effective cost controls, higher fuel sales and our merger with ModernHEALTH due to its lower OG&A rate, as a percentage of sales.  The VRO, which is included in the 2017 Adjusted Items, was completed in the first quarter of 2017, and is expected to result in future OG&A savings.  Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, the 2017 Adjusted Items and ModernHEALTH, our OG&A rate increased 27 basis points in the first quarter of 2017, compared to the first quarter of 2016.  This increase resulted primarily from the loss of sales leverage due to a deflationary operating environment and continued investments in lower prices, investing in our digital strategy, increases in store wages attributed to investing in incremental labor hours and higher wages to improve retention, employee engagement and customer experience and increases in credit card costs, partially offset by savings from the VRO and effective cost controls, as a percentage of sales.

Rent Expense

Rent expense increased on a total dollars basis and decreased as a percentage of sales for the first quarter of 2017 due to:

•	Increasing retail square footage and
•	Higher fuel sales, which decreases our rent expense rate, as a percentage of sales.

Depreciation and Amortization Expense

Depreciation and amortization expense increased on a total dollars and percentage of sales basis for the first quarter of 2017 due to:

•	Additional depreciation on capital investments, excluding mergers and lease buyouts of $3.4 billion, during the rolling four quarter period ending with the first quarter of 2017,
•	Loss of sales leverage due to a deflationary operating environment and continued investments in lower prices, and
•	Higher fuel sales partially off-set the increase, as a percentage of sales.

Operating Profit and FIFO Operating Profit

Operating profit was $622 million, or 1.71% of sales, for the first quarter of 2017, compared to $1.2 billion, or 3.47% of sales, for the first quarter of 2016.  Operating profit, as a percentage of sales, decreased 176 basis points in the first quarter of 2017, compared to the first quarter of 2016, due to lower gross margin, increased OG&A, depreciation and amortization expenses and a higher LIFO charge, partially offset by lower rent expense, as a percentage of sales.  Specific factors of these operating trends are discussed earlier in this section.

FIFO operating profit was $648 million, or 1.78% of sales, for the first quarter of 2017, compared to $1.2 billion, or 3.51% of sales, for the first quarter of 2016.  Fuel sales lower our operating profit rate due to the very low operating profit rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  FIFO operating profit, as a percentage of sales excluding fuel, the 2017 Adjusted Items and ModernHEALTH, decreased 82 basis points in the first quarter of 2017, compared to 2016 due to lower gross margin, increased OG&A, depreciation and amortization and rent expenses.

Income Taxes

Our effective income tax rate was 33.3% and 33.5% for the first quarter of 2017 and 2016, respectively.  The effective income tax rate for the first quarter of 2017 differed from the federal statutory rate due to the utilization of tax credits and deductions partially offset by the effect of state income taxes.  The effective income tax rate for the first quarter of 2016 differed from the federal statutory rate due to the adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718)”.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $0.32 per diluted share for the first quarter of 2017 represented a decrease of 54.9% from net earnings of $0.71 per diluted share for the first quarter of 2016.  Excluding the 2017 Adjusted Items, net earnings of $0.58 per diluted share for the first quarter of 2017 represented a decrease of 18.3% from net earnings of $0.71 per diluted share in the first quarter of 2016.  The net earnings of the first quarter of 2016 do not include any adjusted items.  The 18.3% decrease resulted primarily from lower non-fuel FIFO operating profit, a higher LIFO charge and increased interest expense, partially offset by higher fuel earnings, decreased income tax expense and lower weighted average common shares outstanding due to common share repurchases.

LIQUIDITY AND CAPITAL  RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.3 billion of cash from operating activities during the first quarter of 2017 compared to $2.1 billion during the first quarter of 2016.  The cash provided from operating activities increased in the first quarter of 2017 versus 2016, primarily due to higher non-cash expenses and changes in working capital, partially offset by a decrease in net earnings including noncontrolling interests.  Changes in working capital provided cash from operating activities of $1 billion in the first quarter of 2017, compared to $583 million in the first quarter of 2016.  This increase was primarily due to higher cash provided by trade accounts payable, accrued expenses and prepaid and other current assets, partially offset by lower cash provided by income taxes receivable and payable.

Net cash used by investing activities

We used $744 million of cash for investing activities during the first quarter of 2017 compared to $1.1 billion during the first quarter of 2016.  The amount of cash used for investing activities decreased in the first quarter of 2017 versus 2016, primarily due to decreased cash payments for capital investments.

Net cash used by financing activities

We used $1.5 billion of cash for financing activities in the first quarter of 2017 compared to $914 million during the first quarter of 2016.  The amount of cash used for financing activities for the first quarter of 2017, compared to the first quarter of 2016, increased $617 million primarily due to an increase in payments on commercial paper, partially offset by lower repurchases of our outstanding common shares.

Debt Management

As of May 20, 2017, we maintained a $2.75 billion (with the ability to increase by $750 million), unsecured revolving credit facility that, unless extended, terminates on June 30, 2019.  Outstanding borrowings under the credit facility, the commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facility.  As of May 20, 2017, we had $880 million of outstanding commercial paper and no borrowings under our credit facility.  The outstanding letters of credit that reduce funds available under our credit facility totaled $6.1 million as of May 20, 2017.

Our bank credit facility and the indentures underlying our publicly issued debt contain various restrictive covenants.  As of May 20, 2017, we were in compliance with the financial covenants.  Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $633 million as of May 20, 2017 compared to fiscal year end 2016 debt of $14.1 billion.  The decrease in debt is primarily due to decreased commercial paper borrowings.

Common Share Repurchase Program

During the first quarter of 2017, we invested $772 million to repurchase 25.5 million Kroger common shares at an average price of $30.27 per share.  These shares were reacquired under two separate share repurchase programs.  The first is a series of Board of Director authorizations:

•	On September 15, 2016, our Board of Directors approved a $500 million share repurchase program (the “September 2016 Share Repurchase Program”).

•

On March 9, 2017, our Board of Directors approved an additional $500 million share repurchase program (the “March 2017 Share Repurchase Program”) to supplement the September 2016 Share Repurchase Program.

The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option, long-term incentive plans and the associated tax benefits.

The March 2017 Share Repurchase Program was exhausted during the second quarter of 2017.  On June 22, 2017, our Board of Directors approved a $1 billion share repurchase program (the “June 2017 Share Repurchase Program”).

During the second quarter through June 27, 2017, the Company used an additional $100 million of cash to repurchase 3.5 million common shares at an average price of $30.00 per share.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to range from $6.0 to $6.5 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt and commercial paper, offset by cash on hand at the end of the first quarter of 2017.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $880 million of commercial paper and $800 million of senior notes maturing in the next twelve months, which is included in the $6.0 to $6.5 billion range of estimated liquidity needs.  The commercial paper matures in the second quarter of 2017,  $600 million of senior notes mature in the third quarter of 2017 and $200 million of senior notes mature in the first quarter of 2018.  We expect to refinance this debt by issuing additional senior notes or commercial paper on favorable terms based on our past experience.  We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

CAPITAL  INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $921 million for the first quarter of 2017, compared to $1.1 billion for the first quarter of 2016.  During the rolling four quarter period ending with the first quarter of 2017, we opened, expanded or relocated 84 supermarkets and also completed 139 major within-the-wall remodels.  Total supermarket square footage at the end of the first quarter of 2017 increased 2.4% from the end of the first quarter of 2016.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the first quarter of 2017 increased 3.4% over the end of the first quarter of 2016.

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

The following table provides a calculation of return on invested capital on a rolling four quarter basis ended May 20, 2017.

Rolling Four Quarters Ended
($ in millions)
May 20, 2017
Return on Invested Capital
Numerator
Operating profit	$2,858
LIFO charge	29
Depreciation and amortization	2,382
Rent	889
Adjustments for pension plan agreements	310
Adjustments for voluntary retirement offering	184
Adjusted operating profit	$6,652

Denominator
Average total assets	$34,800
Average taxes receivable (1)	(37)
Average LIFO reserve	1,303
Average accumulated depreciation and amortization	19,464
Average trade accounts payable	(5,962)
Average accrued salaries and wages	(1,169)
Average other current liabilities (2)	(3,324)
Rent x 8	7,112
Average invested capital	$52,187
Return on Invested Capital	12.75%

(1)	As of May 20, 2017, taxes receivable was $25 million.
(2)

As of May 20, 2017, other current liabilities included accrued income taxes of $45 million.  Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

CRITICAL  ACCOUNTING  POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  Our critical accounting policies are summarized in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

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

RECENTLY  ADOPTED  ACCOUNTING  STANDARDS

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17,  “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This amendment requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This amendment became effective for us beginning January 29, 2017, and was adopted prospectively in accordance with the standard. The implementation of this amendment resulted in the reclassification of current deferred tax liabilities as non-current and had no effect on our Consolidated Statements of Operations.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715)”, which requires that the service cost component of pension and postretirement benefit costs be presented in the same line item as other current employee compensation costs and other components of those benefit costs be presented separately from the service cost component and outside a subtotal of income from operations, if presented.  The ASU also requires that only the service cost component of pension and postretirement benefit cost is eligible for capitalization. The update is effective for annual periods beginning after December 15, 2017 and interim periods within that annual period. Application is retrospective for the presentation of the components of these benefit costs and prospective for the capitalization of only service costs. We do not expect application of this ASU to have a material impact on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” as amended by several subsequent ASUs, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Per ASU 2015-14, “Deferral of Effective Date,” this guidance will be effective for us in the first quarter of our fiscal year ending February 2, 2019.  Our  initial assessment of the new guidance identified customer loyalty programs and gross versus net reporting relative to arrangements with certain third parties as transactions potentially affected by the new guidance.  Additionally, we continue to evaluate the adoption method that will be used to implement the new guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which provides guidance for the recognition of lease agreements.  The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets.  This guidance will be effective for us in the first quarter of fiscal year ending February 1, 2020.  Early adoption is permitted.  The adoption of this ASU will result in a significant increase to our Consolidated Balance Sheets for lease liabilities and right-of-use assets, and we are currently evaluating the other effects of adoption of this ASU on our Consolidated Financial Statements.  This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients and assessing opportunities to make certain changes to our lease accounting information technology system in order to determine the best implementation strategy. We believe our current off-balance sheet leasing commitments are reflected in our investment grade debt rating.

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

•

We expect net earnings to be $1.74 to $1.79 per diluted share in 2017, which includes an estimated $0.09 for the 53rd week. We expect 2017 adjusted net earnings per diluted share to be $2.00 to $2.05, including the 53rd week and excluding the 2017 Adjusted Items.  Our long-term net earnings per diluted share growth rate guidance is 8% to 11%, plus a growing dividend.  We define long-term as over a three to five year time horizon.

•	For 2017, we expect flat to 1.0% identical supermarket sales growth, excluding fuel.
•

We expect full-year FIFO operating margin in 2017, excluding fuel, the 2017 Adjusted Items, and the 2016 restructuring of certain multi-employer pension obligations, to decline approximately 20 to 30 basis points compared to 2016 results.

•

We expect capital investments, excluding mergers, acquisitions and purchases of leased facilities, to be $3.2 to $3.5 billion for 2017.  These capital investments include approximately 55 major projects covering new stores, expansions and relocations; 175 major remodels; and other investments including digital, technology, minor remodels, and upgrades to logistics, merchandising systems and infrastructure to support our Customer 1st business strategy.

•	For 2017, we expect supermarket square footage growth of approximately 1.8% before mergers, acquisitions and operational closings.
•	We expect the 2017 tax rate to be approximately 35%, excluding the effect of the resolution of certain tax items and the effects from the 2017 Adjusted Items.
•	For 2017, we anticipate product cost inflation, excluding fuel. We also expect an annualized LIFO charge of approximately $80 million.
•

We expect 2017 Company-sponsored pension plans expense to be approximately $110 million.  We are not required to make a cash contribution in 2017, but may make contributions to the extent such contributions are beneficial to us.

•

For 2017, we expect to contribute approximately $360 million to multi-employer pension funds, which excludes any additional multi-employer restructuring or withdrawal liabilities that could occur.  Of this amount, $35 million was accrued as of January 28, 2017.  We continue to evaluate and address our potential exposure to under funded multi-employer pension plans.  Although these liabilities are not a direct obligation or liability for Kroger, any new agreements that would commit us to fund certain multi-employer plans will be expensed when our commitment is probable and an estimate can be made.

•

We are currently negotiating agreements with UFCW for store associates in Dallas and Food 4 Less Warehouse Stores.  Negotiations this year will be challenging as we must have competitive cost structures in each market while meeting our associates’ needs for solid wages and good quality, affordable health care and retirement benefits. Also, continued long term financial viability of our current Taft Hartley pension plan participation is important to address.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 4.    Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 20, 2017, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended May 20, 2017, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share	or Programs(3)	(in millions)
First four weeks
January 29, 2017 to February 25, 2017	4,008,651	$33.61	3,961,005	$211
Second four weeks
February 26, 2017 to March 25, 2017	6,814,284	$29.84	6,682,657	$518
Third four weeks
March 26, 2017 to April 22, 2017	7,160,990	$29.53	7,160,953	$311
Fourth four weeks
April 23, 2017 to May 20, 2017	7,699,058	$29.60	7,698,768	$91
Total	25,682,983	$30.27	25,503,383	$91

(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The first quarter of 2017 contained four 28-day periods.

(2)

Includes (i) shares repurchased under two $500 million share repurchase programs approved by the Board of Directors and announced on September 15, 2016 (the “September 2016 Share Repurchase Program”) and March 9, 2017 (the “March 2017 Share Repurchase Program”), respectively, (ii)  shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”), and (iii) 179,600 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the September 2016 Share Repurchase Program, the March 2017 Share Repurchase Program and the 1999 Repurchase Program.

(4)

The amounts shown in this column reflect the amount remaining under the September 2016 Share Repurchase Program and the March 2017 Share Repurchase Program as of the specified period end dates.  Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity.  The September 2016 Share Repurchase Program, the March 2017 Share Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be terminated by our Board of Directors at any time.  The March 2017 Share Repurchase Program was exhausted during the second quarter of 2017.  On June 22, 2017, our Board of Directors approved a $1 billion share repurchase program.

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

EXHIBIT 10.1*	-	The Kroger Co. 2017 Long-Term Cash Bonus Plan.

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibit - Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: June 27, 2017	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: June 27, 2017	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Executive Vice President and Chief Financial Officer

Exhibit Index

EXHIBIT 3.1	-

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

EXHIBIT 10.1*	-	The Kroger Co. 2017 Long-Term Cash Bonus Plan.

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibit — Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement