Form 10-Q
period 2017-08-12
KROGER CO
filed 2017-09-15
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 12, 2017

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

There were 889,522,175 shares of Common Stock ($1 par value) outstanding as of September 11, 2017.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 12,	August 13,	August 12,	August 13,
(In millions, except per share amounts)	2017	2016	2017	2016
Sales	$27,597	$26,565	$63,882	$61,169
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	21,609	20,697	49,890	47,366
Operating, general and administrative	4,523	4,473	10,897	10,252
Rent	225	205	496	467
Depreciation and amortization	562	525	1,299	1,219

Operating profit	678	665	1,300	1,865
Interest expense	138	116	315	271

Earnings before income tax expense	540	549	985	1,594
Income tax expense	189	171	337	521

Net earnings including noncontrolling interests	351	378	648	1,073
Net loss attributable to noncontrolling interests	(2)	(5)	(8)	(6)

Net earnings attributable to The Kroger Co.	$353	$383	$656	$1,079

Net earnings attributable to The Kroger Co. per basic common share	$0.39	$0.40	$0.72	$1.13

Average number of common shares used in basic calculation	897	943	907	949

Net earnings attributable to The Kroger Co. per diluted common share	$0.39	$0.40	$0.71	$1.11

Average number of common shares used in diluted calculation	905	959	917	966

Dividends declared per common share	$0.125	$0.120	$0.245	$0.225

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 12,	August 13,	August 12,	August 13,
(In millions)	2017	2016	2017	2016
Net earnings including noncontrolling interests	$351	$378	$648	$1,073

Other comprehensive income (loss)
Realized gains and losses on available for sale securities, net of income tax(1)	—	(14)	—	(20)
Amortization of amounts included in net periodic pension expense(2)	10	6	23	15
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	1	(71)	(35)	(98)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	1	—	1	1

Total other comprehensive income (loss)	12	(79)	(11)	(102)

Comprehensive income	363	299	637	971
Comprehensive loss attributable to noncontrolling interests	(2)	(5)	(8)	(6)
Comprehensive income attributable to The Kroger Co.	$365	$304	$645	$977

(1)	Amount is net of tax of $(13) for the second quarter of 2016. Amount is net of tax of $(16) for the first two quarters of 2016.
(2)

Amount is net of tax of $6 for the second quarter of 2017 and $5 for the second quarter of 2016.  Amount is net of tax of $14 for the first two quarters of 2017 and $10 for the first two quarters of 2016.

(3)

Amount is net of tax of $1 for the second quarter of 2017 and $(43) for the second quarter of 2016.  Amount is net of tax of $(20) for the first two quarters of 2017 and $(58) for the first two quarters of 2016.

(4)	Amount is net of tax of $1 for the second quarter and the first two quarters of 2017.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 12,	January 28,
(In millions, except par amounts)	2017	2017
ASSETS
Current assets
Cash and temporary cash investments	$819	$322
Store deposits in-transit	977	910
Receivables	1,536	1,649
FIFO inventory	7,698	7,852
LIFO reserve	(1,335)	(1,291)
Prepaid and other current assets	452	898
Total current assets	10,147	10,340

Property, plant and equipment, net	21,308	21,016
Intangibles, net	1,131	1,153
Goodwill	3,052	3,031
Other assets	962	965

Total Assets	$36,600	$36,505

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$948	$2,252
Trade accounts payable	6,003	5,818
Accrued salaries and wages	1,080	1,234
Deferred income taxes	—	251
Other current liabilities	3,587	3,305
Total current liabilities	11,618	12,860

Long-term debt including obligations under capital leases and financing obligations	13,100	11,825
Deferred income taxes	2,380	1,927
Pension and postretirement benefit obligations	1,533	1,524
Other long-term liabilities	1,825	1,659

Total Liabilities	30,456	29,795

Commitments and contingencies (see Note 7)

SHAREHOLDERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2017 and 2016	1,918	1,918
Additional paid-in capital	3,094	3,070
Accumulated other comprehensive loss	(726)	(715)
Accumulated earnings	15,978	15,543
Common shares in treasury, at cost, 1,025 shares in 2017 and 994 shares in 2016	(14,105)	(13,118)

Total Shareholders’ Equity - The Kroger Co.	6,159	6,698
Noncontrolling interests	(15)	12

Total Equity	6,144	6,710

Total Liabilities and Equity	$36,600	$36,505

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Two Quarters Ended
	August 12,	August 13,
(In millions)	2017	2016
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$648	$1,073
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,299	1,219
LIFO charge	43	27
Stock-based employee compensation	85	77
Expense for Company-sponsored pension plans	60	43
Deferred income taxes	208	(43)
Other	10	(32)
Changes in operating assets and liabilities net of effects from mergers of businesses:
Store deposits in-transit	(67)	(36)
Receivables	25	113
Inventories	154	35
Prepaid and other current assets	428	231
Trade accounts payable	186	(19)
Accrued expenses	16	(62)
Income taxes receivable and payable	133	313
Other	97	93

Net cash provided by operating activities	3,325	3,032

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(1,522)	(2,046)
Proceeds from sale of assets	94	99
Other	(22)	7

Net cash used by investing activities	(1,450)	(1,940)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,502	19
Payments on long-term debt	(155)	(70)
Net borrowings (payments) on commercial paper	(1,425)	285
Dividends paid	(221)	(202)
Proceeds from issuance of capital stock	28	44
Treasury stock purchases	(1,030)	(1,071)
Other	(77)	(55)

Net cash used by financing activities	(1,378)	(1,050)

Net increase in cash and temporary cash investments	497	42

Cash and temporary cash investments:
Beginning of year	322	277
End of year	$819	$319

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,522)	$(2,046)
Payments for lease buyouts	6	5
Changes in construction-in-progress payables	(102)	(147)
Total capital investments, excluding lease buyouts	$(1,618)	$(2,188)

Disclosure of cash flow information:
Cash paid during the year for interest	$342	$291
Cash paid during the year for income taxes	$23	$242

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at January 30, 2016	1,918	$1,918	$2,980	951	$(11,409)	$(680)	$14,011	$(22)	$6,798
Issuance of common stock:
Stock options exercised	—	—	—	(3)	44	—	—	—	44
Restricted stock issued	—	—	(108)	(2)	53	—	—	—	(55)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	26	(1,000)	—	—	—	(1,000)
Stock options exchanged	—	—	—	2	(71)	—	—	—	(71)
Share-based employee compensation	—	—	77	—	—	—	—	—	77
Other comprehensive loss net of income tax of $(64)	—	—	—	—	—	(102)	—	—	(102)
Other	—	—	60	—	(60)	—	—	53	53
Cash dividends declared ($0.225 per common share)	—	—	—	—	—	—	(216)	—	(216)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,079	(6)	1,073

Balances at August 13, 2016	1,918	$1,918	$3,009	974	$(12,443)	$(782)	$14,874	$25	$6,601

Balances at January 28, 2017	1,918	$1,918	$3,070	994	$(13,118)	$(715)	$15,543	$12	$6,710
Issuance of common stock:
Stock options exercised	—	—	—	(2)	28	—	—	—	28
Restricted stock issued	—	—	(111)	(2)	79	—	—	—	(32)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	34	(989)	—	—	—	(989)
Stock options exchanged	—	—	—	1	(41)	—	—	—	(41)
Share-based employee compensation	—	—	85	—	—	—	—	—	85
Other comprehensive loss net of income tax of $(5)	—	—	—	—	—	(11)	—	—	(11)
Other	—	—	50	—	(64)	—	—	(19)	(33)
Cash dividends declared ($0.245 per common share)	—	—	—	—	—	—	(221)	—	(221)
Net earnings including noncontrolling interests	—	—	—	—	—	—	656	(8)	648

Balances at August 12, 2017	1,918	$1,918	$3,094	1,025	$(14,105)	$(726)	$15,978	$(15)	$6,144

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

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include adjustments, all of which are of a normal, recurring nature that are necessary for a fair statement of results of operations for such periods but should not be considered as indicative of results for a full year.  The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations.  Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

The unaudited information in the Consolidated Financial Statements for the second quarters and two quarters ended August 12, 2017 and August 13, 2016, includes the results of operations of the Company for the 12 and 28-week periods then ended.

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

2.DEBT OBLIGATIONS

Long-term debt consists of:

	August 12,	January 28,
	2017	2017
1.50% to 8.00% Senior Notes due through 2048	$12,799	$11,311
5.63% to 12.75% Mortgages due in varying amounts through 2027	33	38
0.91% Commercial paper borrowings	—	1,425
Other	452	541

Total debt, excluding capital leases and financing obligations	13,284	13,315
Less current portion	(898)	(2,197)

Total long-term debt, excluding capital leases and financing obligations	$12,386	$11,118

In the second quarter of 2017, the Company issued $400 of senior notes due in fiscal year 2022 bearing an interest rate of 2.80%,  $600 of senior notes due in fiscal year 2027 bearing an interest rate of 3.70% and $500 of senior notes due in fiscal year 2048 bearing an interest rate of 4.65%.  The Company also repaid $1,425 of commercial paper in the first two quarters of 2017 bearing an interest rate of 0.91% to 1.15%.  In connection with the senior note issuances, the Company also terminated forward-starting interest rate swap agreements with an aggregate notional amount of $600. These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt issued during the second quarter of 2017.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $20, $12 net of tax, has been deferred in Accumulated Other Comprehensive Loss and will be amortized to earnings as the interest payments are made.

Additionally, in the third quarter of 2017, the Company repaid, upon maturity, $600 of senior notes bearing an interest rate of 6.40%, with proceeds from the second quarter senior notes issuances.

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at August 12, 2017 and January 28, 2017.  At August 12, 2017, the fair value of total debt was $13,766 compared to a carrying value of $13,284.  At January 28, 2017, the fair value of total debt was $13,905 compared to a carrying value of $13,315.

3.BENEFIT  PLANS

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the second quarters of 2017 and 2016.

	Second Quarter Ended
	Pension Benefits		Other Benefits
	August 12,	August 13,	August 12,	August 13,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$18	$15	$2	$2
Interest cost	42	43	2	3
Expected return on plan assets	(55)	(55)	—	—
Amortization of:
Prior service cost	—	—	(2)	(2)
Actuarial loss (gain)	20	15	(2)	(2)
Curtailment	—	—	—	—

Net periodic benefit cost	$25	$18	$0	$1

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plan and other post-retirement benefit plans for the first two quarters of 2017 and 2016.

	Two Quarters Ended
	Pension Benefits		Other Benefits
	August 12,	August 13,	August 12,	August 13,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$42	$36	$5	$5
Interest cost	98	101	5	6
Expected return on plan assets	(128)	(128)	—	—
Amortization of:
Prior service cost	—	—	(4)	(4)
Actuarial loss (gain)	46	34	(5)	(5)
Curtailment	2	—	—	—

Net periodic benefit cost	$60	$43	$1	$2

Although the Company is not required to make any contributions to its Company-sponsored pension plans in 2017, in the third quarter of 2017, the Company contributed $1,000, $650 net of tax, to the Company-sponsored pension plan that will significantly address the underfunded position of the Company-sponsored pension plan.  The Company expects there will be a settlement charge in the fourth quarter of 2017 associated with the settlement of the Company-sponsored pension plan obligations for eligible participants’ pension balances that are distributed out of the plan via a transfer to other qualified retirement plan options or a lump sum payout, based on each participants’ election.  The Company did not make any contributions to its Company-sponsored pension plans in the first two quarters of 2017 or 2016.

The Company contributed $121 and $117 to employee 401(k) retirement savings accounts in the first two quarters of 2017 and 2016, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers.  The Company recognizes expense in connection with these plans as contributions are funded.

During the first quarter of 2017, the Company incurred a charge of $199,  $126 net of tax, due to withdrawing from two multi-employer pension plans, which represents the Company’s best estimate of the withdrawal liability, absent demand letters from the multi-employer pension plans. Demand letters from the impacted multi-employer pension plans may be received in 2017, or later, and the ultimate withdrawal liability may change from the currently estimated amount. Any future charge will be recorded in the period in which the change is identified. Based on ERISA regulations, the liability will be paid out in installments, which vary by plan, over a period of up to 20 years. The net present value of the liability was determined using a risk free interest rate.  The charge was recorded in the ‘Operating, general and administrative’ (“OG&A”) caption in the Consolidated Statements of Operations and the liability was recorded in the ‘Other long-term liabilities’ caption in the Consolidated Balance Sheets.

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

	Second Quarter Ended			Second Quarter Ended
	August 12, 2017			August 13, 2016
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$350	897	$0.39	$380	943	$0.40
Dilutive effect of stock options		8			16

Net earnings attributable to The Kroger Co. per diluted common share	$350	905	$0.39	$380	959	$0.40

	Two Quarters Ended			Two Quarters Ended
	August 12, 2017			August 13, 2016
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$651	907	$0.72	$1,070	949	$1.13
Dilutive effect of stock options		10			17

Net earnings attributable to The Kroger Co. per diluted common share	$651	917	$0.71	$1,070	966	$1.11

The Company had combined undistributed and distributed earnings to participating securities totaling $3 in the second quarter of 2017 and 2016.  For the first two quarters of 2017 and 2016, the Company had combined undistributed and distributed earnings to participating securities of $5 and $9, respectively.

The Company had options outstanding for approximately 14 million and 8 million shares during the second quarter of 2017 and 2016, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.  The Company had options outstanding for approximately 10 million shares in the first two quarters of 2017 and 6 million shares in the first two quarters of 2016 that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

5.RECENTLY  ADOPTED  ACCOUNTING  STANDARDS

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This amendment requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This amendment became effective for the Company beginning January 29, 2017, and was adopted prospectively in accordance with the standard. The implementation of this amendment resulted in the reclassification of current deferred tax liabilities as non-current and had no effect on the Company’s Consolidated Statements of Operations.

6.RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715),” which requires that the service cost component of pension and postretirement benefit costs be presented in the same line item as other current employee compensation costs and other components of those benefit costs be presented separately from the service cost component and outside a subtotal of income from operations, if presented.  The ASU also requires that only the service cost component of pension and postretirement benefit costs is eligible for capitalization. The update is effective for annual periods beginning after December 15, 2017 and interim periods within that annual period. Application is retrospective for the presentation of the components of these benefit costs and prospective for the capitalization of only service costs. The Company does not expect application of this ASU to have a material impact on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” as amended by several subsequent ASUs, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Per ASU 2015-14, “Deferral of Effective Date,” this guidance will be effective for the Company in the first quarter of its fiscal year ending February 2, 2019.  The Company is currently in the process of evaluating the effect of adoption of this ASU on its Consolidated Financial Statements.  The Company’s initial assessment of the new guidance has identified customer loyalty programs and gross versus net reporting relative to arrangements with certain third parties as transactions potentially affected by the new guidance.  Any effects related to these transactions would be primarily changes in presentation within the Company’s Consolidated Statements of Operations, but are not expected to affect the Company’s Consolidated Balance Sheets or the Consolidated Statements of Cash Flows.  Any effect to net earnings as a result of the adoption currently is not expected to be material.  Additionally, the Company continues to evaluate the adoption method that will be used to implement the new guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which provides guidance for the recognition of lease agreements.  The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets.  This guidance will be effective for the Company in the first quarter of fiscal year ending February 1, 2020.  Early adoption is permitted.  The adoption of this ASU will result in a significant increase to the Company’s Consolidated Balance Sheets for lease liabilities and right-of-use assets, and the Company is currently evaluating the other effects of adoption of this ASU on its Consolidated Financial Statements.  This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients and assessing opportunities to make certain changes to the Company’s lease accounting information technology system in order to determine the best implementation strategy.

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

8.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first two quarters of 2016 and 2017:

			Pension and
	Cash Flow		Postretirement
	Hedging	Available for sale	Defined Benefit
	Activities(1)	Securities(1)	Plans(1)	Total(1)
Balance at January 30, 2016	$(51)	$20	$(649)	$(680)
OCI before reclassifications(2)	(98)	(6)	—	(104)
Amounts reclassified out of AOCI(3)	1	(14)	15	2
Net current-period OCI	(97)	(20)	15	(102)
Balance at August 13, 2016	$(148)	$—	$(634)	$(782)

Balance at January 28, 2017	$(2)	$—	$(713)	$(715)
OCI before reclassifications(2)	(35)	—	—	(35)
Amounts reclassified out of AOCI(3)	1	—	23	24
Net current-period OCI	(34)	—	23	(11)
Balance at August 12, 2017	$(36)	$—	$(690)	$(726)

(1)	All amounts are net of tax.
(2)

Net of tax of $(58) for cash flow hedging activities and $(3) for available for sale securities for the first two quarters of 2016. Net of tax of $(20) for cash flow hedging activities for the first two quarters of 2017.

(3)

Net of tax of $(13) for available for sale securities and $10 for pension and postretirement defined benefit plans for the first two quarters of 2016.  Net of tax of $1 for cash flow hedging activities and $14 for pension and postretirement defined benefit plans for the first two quarters of 2017.

The following table represents the items reclassified out of AOCI and the related tax effects for the second quarter and first two quarters of 2017 and 2016:

	Second Quarter Ended		Two Quarters Ended
	August 12,	August 13,	August 12,	August 13,
	2017	2016	2017	2016
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$2	$—	$2	$1
Tax expense	(1)	—	(1)	—
Net of tax	1	—	1	1

Available for sale security items
Realized gains on available for sale securities(2)	—	(27)	—	(27)
Tax expense	—	13	—	13
Net of tax	—	(14)	—	(14)

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(3)	16	11	37	25
Tax expense	(6)	(5)	(14)	(10)
Net of tax	10	6	23	15
Total reclassifications, net of tax	$11	$(8)	$24	$2

(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into operating, general and administrative expense.
(3)

Reclassified from AOCI into merchandise costs and operating, general and administrative expense.  These components are included in the computation of net periodic pension expense (see Note 3 for additional details).

9.INCOME TAXES

The effective income tax rate was 35.0% in the second quarter of 2017, compared to 31.1% in the second quarter of 2016. The effective income tax rate was 34.2% for the first two quarters of 2017, compared to 32.7% for the first two quarters of 2016. The effective income tax rate for the second quarter of 2017 was equal to the federal statutory rate due to the utilization of tax credits and deductions, offset by the effect of state income taxes. The effective income tax rate for the first two quarters of 2017 differed from the federal statutory rate due to the utilization of tax credits and deductions partially offset by the effect of state income taxes. The effective income tax rate for the second quarter of 2016 and the first two quarters of 2016 differed from the federal statutory rate primarily due to the recognition of excess tax benefits related to share-based payments after the adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718),” which caused a reduction in income tax expense of $23 in the second quarter of 2016 and $39 in the first two quarters of 2016, and the benefit from tax credits and deductions, partially offset by the effect of state income taxes.

10.VOLUNTARY RETIREMENT OFFERING

     In 2016, the Company announced a Voluntary Retirement Offering (“VRO”) for certain non-store associates.  Approximately 1,300 associates irrevocably accepted the VRO in the first quarter of 2017. Due to the employee acceptances, the Company recognized a VRO charge of $184,  $117 net of tax, in the first quarter of 2017, which was comprised of $165 for severance and other benefits, as well as $19 of other non-cash charges.  This charge was recorded in the OG&A caption within the Consolidated Statements of Operations.  The Company paid $157 of the severance and other benefits in the first two quarters of 2017, and will fulfill all payment obligations by the end of the fourth quarter of 2017.

11.SUBSEQUENT EVENTS

Amended and Restated Credit Agreement

On August 29, 2017, the Company entered into an amended and restated $2,750 unsecured revolving credit facility (the “Amended and Restated Credit Agreement”), with a termination date of August 29, 2022, unless extended as permitted under the Amended and Restated Credit Agreement. This Amended and Restated Credit Agreement amended the Company’s $2,750 credit facility that would otherwise have terminated on June 30, 2019.  The notable changes from the previous agreement include: (1) the Company has the ability to increase the size of the Amended and Restated Credit Agreement by up to an additional $1,000,  subject to certain conditions compared to $750 in the prior agreement; (2) the Company’s Public Debt Rating, as opposed to the Company’s Leverage Ratio, is now used as one of the factors in calculating the Company’s Interest Rate, Commitment Fee, and Letter of Credit Fees; (3) reduced annual Commitment and certain Letter of Credit Fees at the Company’s current Public Debt Rating.  Public Debt Rating means, as of any date, the rating that has been most recently announced by either S&P or Moody’s, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by the Company.

The financial covenants in the Amended and Restated Credit Agreement did not change compared to the prior credit agreement.

Debt Maturity

In the third quarter of 2017, the Company repaid, upon maturity, $600 of senior notes bearing an interest rate of 6.40%, with proceeds from the second quarter senior notes issuances.

Pension Contribution

In the third quarter of 2017, the Company contributed $1,000, $650 net of tax, to the Company-sponsored pension plan that will significantly address the underfunded position of the Company-sponsored pension plan.  The Company expects there will be a settlement charge in the fourth quarter of 2017 associated with the settlement of the Company-sponsored pension plan obligations for eligible participants’ pension balances that are distributed out of the plan via a transfer to other qualified retirement plan options or a lump sum payout, based on each participants’ election.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

USE OF NON-GAAP FINANCIAL MEASURES

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with generally accepted accounting principles (“GAAP”). We provide non-GAAP measures, including First-In, First-Out (“FIFO”) gross margin, FIFO operating profit, adjusted net earnings, adjusted net earnings per diluted share and free cash flow because management believes these metrics are useful to investors and analysts.  These non-GAAP financial measures should not be considered as an alternative to gross margin, operating profit, net earnings, net earnings per diluted share and net cash provided or used by operating or investing activities or any other GAAP measure of performance.  These measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  Our calculation and reasons these are useful metrics to investors and analysts are explained below.

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

We believe the adjusted net earnings per diluted share metric presents more comparable quarter-over-quarter and year-over-year comparisons for our net earnings per diluted share because adjusted items are not the result of our normal operations.  Net earnings for the first two quarters of 2017 include charges to operating, general and administrative expenses (“OG&A”) of $199 million, $126 million net of tax,  related to the withdrawal liability for certain multi-employer pension funds and $184 million, $117 million net of tax, related to the voluntary retirement offering (“VRO”) (collectively, the “2017 Adjusted Items”).  There were no adjusted items in the second quarter of 2017.  Net earnings for the second quarter and the first two quarters of 2016 include $111 million,  $71 million net of tax, of charges to OG&A related to the restructuring of certain pension obligations to help stabilize associates’ future benefits (the “2016 Adjusted Items”).

We calculate free cash flow as net cash flow provided by operating activities minus net cash flow used by investing activities.  Free cash flow is an important measure used by management to evaluate available funding for share repurchases, dividends, debt levels and other strategic investments.    Management believes free cash flow is a useful metric to investors and analysts because it demonstrates our ability to make share repurchases and other strategic investments,  pay dividends and manage debt levels.

OVERVIEW

Notable items for the second quarter and the first two quarters of 2017 are:

•	Net earnings per diluted share of $0.39 for the second quarter and $0.71 for the first two quarters of 2017.
•	Adjusted net earnings per diluted share of $0.97 for the first two quarters of 2017.
•	Identical supermarket sales, excluding fuel, increased 0.7% for the second quarter and 0.2% for the first two quarters of 2017.
•	Digital revenue up 126% in the second quarter, driven by ClickList. Digital revenue includes revenue from all curbside pickup locations and online sales by Vitacost.com.
•	Increased market share and the number of households and loyal households shopping with us, which led to positive unit growth.
•

Gross margin declined as a percentage of sales, primarily due to price investments.  OG&A expenses increased as a percentage of sales, primarily due to investing in incremental labor hours and wage increases designed to improve associate engagement and retention and investment in our digital strategy.

•	During the first two quarters of 2017, we returned $1.3 billion to shareholders from share repurchases and dividend payments.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, for the second quarter and the first two quarters of 2017 and 2016 ($ in millions, except per share amounts):

	Second Quarter Ended			Two Quarters Ended
	August 12,	August 13,	Percentage	August 12,	August 13,	Percentage
	2017	2016	Change	2017	2016	Change
Net earnings attributable to The Kroger Co.	$353	$383	(7.8)%	$656	$1,079	(39.2)%
Adjustments for pension plan agreements(1)(2)	—	71		126	71
Adjustments for VRO(1)(3)	—	—		117	—
2017 and 2016 Adjusted Items	—	71		243	71

Adjusted net earnings attributable to The Kroger Co.	$353	$454	(22.2)%	$899	$1,150	(21.8)%

Net earnings attributable to The Kroger Co. per diluted common share	$0.39	$0.40	(2.5)%	$0.71	$1.11	(36.0)%
Adjustments for pension plan agreements(4)	—	0.07		0.13	0.07
Adjustments for VRO(4)	—	—		0.13	—
2017 and 2016 Adjusted Items	—	0.07		0.26	0.07

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.39	$0.47	(17.0)%	$0.97	$1.18	(17.8)%

Average number of common shares used in diluted calculation	905	959		917	966

(1)	The amount presented represents the after-tax effect of the adjustments.
(2)	The pre-tax adjustments for the pension plan agreements were $199 million and $111 million in 2017 and 2016, respectively.
(3)	The pre-tax adjustment for the voluntary retirement offering was $184 million.
(4)	The amount presented represents the net earnings per diluted common share effect of the adjustments.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Second Quarter Ended				Two Quarters Ended
	August 12,	Percentage	August 13,	Percentage	August 12,	Percentage	August 13,	Percentage
	2017	Change	2016	Change(2)	2017	Change	2016	Change(3)
Total supermarket sales without fuel	$22,701	2.5%	$22,153	7.2%	$52,642	1.8%	$51,688	7.7%
Fuel sales	3,621	4.3%	3,473	(13.4)%	8,323	12.8%	7,376	(14.1)%
Other sales(1)	1,275	35.8%	939	7.6%	2,917	38.6%	2,105	5.5%

Total sales	$27,597	3.9%	$26,565	4.0%	$63,882	4.4%	$61,169	4.4%

(1)

Other sales primarily relate to sales at convenience stores, excluding fuel; jewelry stores; food production plants to outside customers; data analytic services; variable interest entities; Kroger Specialty Pharmacy; in-store health clinics; digital coupon services; and online sales by Vitacost.com.

(2)	This column represents the percentage change in the second quarter of 2016, compared to the second quarter of 2015.
(3)	This column represents the percentage change in the first two quarters of 2016, compared to the first two quarters of 2015.

Total sales increased in the second quarter of 2017, compared to the second quarter of 2016, by 3.9%.  This increase was primarily due to our increases in total supermarket sales, without fuel,  fuel sales and our merger with Modern HC Holdings, Inc. (“ModernHEALTH”).  The increase in total supermarket sales without fuel for the second quarter of 2017, compared to the second quarter of 2016, was primarily due an increase in supermarket square footage and our identical supermarket sales increase, excluding fuel, of 0.7%.  Identical supermarket sales, excluding fuel, for the second quarter of 2017, compared to the second quarter of 2016, increased primarily due to an increase in the number of households shopping with us, unit growth and product cost inflation of 0.7%, partially offset by our continued investments in lower prices for our customers.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the second quarter of 2017 increased 3.2% over the end of the second quarter of 2016.  Total fuel sales increased 4.3% in the second quarter of 2017, compared to the second quarter of 2016, primarily due to an increase in the average retail fuel price of 3.3% and an increase in fuel gallons sold of 1.0%.  The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

Total sales increased in the first two quarters of 2017, compared to the first two quarters of 2016, by 4.4%.  This increase was primarily due to our increase in total supermarket sales without fuel, fuel sales, and our merger with ModernHEALTH. The increase in total supermarket sales, without fuel, for the first two quarters of 2017, compared to the first two quarters of 2016, was primarily due to our identical supermarket sales increase, excluding fuel, of 0.2%, and an increase in supermarket square footage.  Identical supermarket sales, excluding fuel, for the first two quarters of 2017, compared to the first two quarters of 2016, increased primarily due to an increase in the number of households shopping with us, unit growth and product cost inflation of 0.2%, partially offset by our continued investments in lower prices for our customers.  Total fuel sales increased 12.8% in the first two quarters of 2017, compared to the first two quarters of 2016, primarily due to an increase in the average retail fuel price of 11.5% and an increase in fuel gallons sold of 1.3%.  The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Although identical supermarket sales is a relatively standard term, numerous methods exist for calculating identical supermarket sales growth.  As a result, the method used by our management to calculate identical supermarket sales may differ from methods other companies use to calculate identical supermarket sales.  We urge you to understand the methods used by other companies to calculate identical supermarket sales before comparing our identical supermarket sales to those of other such companies.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical multi-department stores.  Our identical supermarket sales results are summarized in the following table.  We used the identical supermarket dollar figures presented below to calculate percentage changes for the second quarter and first two quarters of 2017.

Identical Supermarket Sales

($ in millions)

	Second Quarter
	August 12,	Percentage	August 13,	Percentage
	2017	Change	2016	Change(1)
Including fuel centers	$24,471	0.9%	$24,261	(0.5)%
Excluding fuel centers	$21,702	0.7%	$21,549	1.7%

(1)	This column represents the percentage changes in identical supermarket sales in the second quarter of 2016, compared to the second quarter of 2015.

	Two Quarters Ended
	August 12,	Percentage	August 13,	Percentage
	2017	Change	2016	Change(1)
Including fuel centers	$56,723	1.3%	$56,019	0.0%
Excluding fuel centers	$50,329	0.2%	$50,238	2.1%

(1)	This column represents the percentage changes in identical supermarket sales in the first two quarters of 2016, compared to the first two quarters of 2015.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation.    Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 21.70% for the second quarter of 2017, as compared to 22.09% for the second quarter of 2016.  This decrease resulted primarily from continued investments in lower prices for our customers, a higher LIFO charge, and our merger with ModernHEALTH due to its lower gross margin rate, and increased shrink costs, as a percentage of sales, partially offset by a higher gross margin rate on our fuel sales and decreased advertising costs, as a percentage of sales.

Our gross margin rate, as a percentage of sales, was 21.90% for the first two quarters of 2017, as compared to 22.57% for the first two quarters of 2016.  This decrease resulted primarily from continued investments in lower prices for our customers, a higher LIFO charge, our merger with ModernHEALTH due to its lower gross margin rate, and higher fuel sales and increased warehousing, transportation and shrink costs, as a percentage of sales, partially offset by decreased advertising costs, as a percentage of sales.  Higher fuel sales decrease our gross margin rate, as a percentage of sales, due to the very low gross margin rate, as a percentage of sales, on fuel sales compared to non-fuel sales.

Our LIFO charge was $18 million for the second quarter of 2017 compared to a charge of $12 million for the second quarter of 2016.  Our LIFO charge was $43 million for the first two quarters of 2017 and $27 million for the first two quarters of 2016.  Our increased LIFO charge reflects our expected year end product cost inflation for 2017 compared to 2016.

Our FIFO gross margin rate, which excludes the second quarter LIFO charge, was 21.76% for the second quarter of 2017, as compared to 22.13% for the second quarter of 2016.  Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel and ModernHEALTH, our FIFO gross margin rate decreased 30 basis points in the second quarter of 2017, compared to the second quarter of 2016.  This decrease resulted primarily from continued investments in lower prices for our customers and increased shrink costs, as a percentage of sales, partially offset by decreased advertising costs, as a percentage of sales.

Our FIFO gross margin rate, which excludes the first two quarters LIFO charge, was 21.97% for the first two quarters of 2017, as compared to 22.61% for the first two quarters of 2016.  Excluding the effect of fuel and ModernHEALTH, our FIFO gross margin rate decreased 39 basis points in the first two quarters of 2017, compared to the first two quarters of 2016.  This decrease resulted primarily from continued investments in lower prices for our customers and increased warehousing, transportation and shrink costs, as a percentage of sales, partially offset by decreased advertising costs, as a percentage of sales.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utility, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, decreased 45 basis points to 16.39% for the second quarter of 2017 from 16.84% for the second quarter of 2016.  This decrease resulted primarily from the 2016 Adjusted Items, savings from the VRO, effective cost controls, decreasing incentive plan costs and our merger with ModernHEALTH due to its lower OG&A rate, as a percentage of sales, partially offset by investing in our digital strategy, employee engagement and customer experience, increases in store wages attributed to investing in incremental labor hours and higher wages to improve retention, and increases in Company-sponsored pension plan costs.  The VRO, which is included in the 2017 Adjusted Items, was completed in the first quarter of 2017, and is expected to result in future OG&A savings.  Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, the 2016 Adjusted Items and ModernHEALTH, our OG&A rate increased 12 basis points in the second quarter of 2017, compared to the second quarter of 2016.  This increase resulted primarily from investing in our digital strategy, employee engagement and customer experience, increases in store wages attributed to investing in incremental labor hours and higher wages to improve retention, and increases in Company-sponsored pension plan costs, partially offset by savings from the VRO, effective cost controls and decreases in incentive plan costs, as a percentage of sales.

OG&A expenses, as a percentage of sales, increased 30 basis points to 17.06% for the first two quarters of 2017 from 16.76% for the first two quarters of 2016.  The increase resulted primarily from investing in our digital strategy, employee engagement and customer experience, the 2017 Adjusted Items, increases in store wages attributed to investing in incremental labor hours and higher wages to improve retention, and increases in Company-sponsored pension plan and credit card costs, partially offset by savings from the VRO, effective cost controls, higher fuel sales, the 2016 Adjusted Items, decreases in incentive plan costs and our merger with ModernHEALTH due to its lower OG&A rate, as a percentage of sales.  Excluding the effect of fuel, the 2017 and 2016 Adjusted Items and ModernHEALTH, our OG&A rate increased 20 basis points in the first two quarters of 2017, compared to the first two quarters of 2016.  This increase resulted primarily from investing in our digital strategy, employee engagement and customer experience, increases in store wages attributed to investing in incremental labor hours and higher wages to improve retention, and increases in Company-sponsored pension plan and credit card costs, partially offset by savings from the VRO, effective cost controls and decreases in incentive plan costs, as a percentage of sales.

Rent Expense

Rent expense increased on a total dollars and percentage of sales basis for the second quarter of 2017 and the first two quarters of 2017, compared to the same periods in 2016, due to:

•	Increasing retail square footage and
•	Increased closed store liabilities.

Depreciation and Amortization Expense

Depreciation and amortization expense increased on a total dollars and percentage of sales basis for the second quarter of 2017 and the first two quarters of 2017, compared to the same periods in 2016, due to:

•	Additional depreciation on capital investments, excluding mergers and lease buyouts of $3.1 billion, during the rolling four quarter period ending with the second quarter of 2017.

Operating Profit and FIFO Operating Profit

Operating profit was $678 million, or 2.46% of sales, for the second quarter of 2017, compared to $665 million, or 2.50% of sales, for the second quarter of 2016.  Operating profit, as a percentage of sales, decreased four basis points in the second quarter of 2017, compared to the second quarter of 2016, due to lower gross margin, increased rent and depreciation and amortization expenses and a higher LIFO charge, partially offset by lower OG&A expenses, as a percentage of sales.

Operating profit was $1.3 billion, or 2.04% of sales, for the first two quarters of 2017, compared to $1.9 billion, or 3.05% of sales, for the first two quarters of 2016.  Operating profit, as a percentage of sales, decreased 101 basis points in the first two quarters of 2017, compared to the first two quarters of 2016, due to lower gross margin, increased OG&A and depreciation and amortization expenses and a higher LIFO charge, as a percentage of sales.

FIFO operating profit was $696 million, or 2.52% of sales, for the second quarter of 2017, compared to $677 million, or 2.55% of sales, for the second quarter of 2016.  Fuel sales lower our operating profit rate due to the very low operating profit rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  FIFO operating profit, as a percentage of sales excluding fuel, the 2017 and 2016 Adjusted Items and ModernHEALTH, decreased 57 basis points in the second quarter of 2017, compared to the second quarter of 2016 due to lower gross margin, increased OG&A, depreciation and amortization and rent expenses.

FIFO operating profit was $1.3 billion, or 2.10% of sales, for the first two quarters of 2017, compared to $1.9 billion, or 3.09% of sales, for the first two quarters of 2016.  FIFO operating profit, as a percentage of sales excluding fuel, the 2017 and 2016 Adjusted Items and ModernHEALTH, decreased 71 basis points in the first two quarters of 2017, compared to the first two quarters of 2016 due to lower gross margin, increased OG&A, depreciation and amortization and rent expenses.

Specific factors of the above operating trends under operating profit and FIFO operating profit are discussed earlier in this section.

Income Taxes

Our effective income tax rate was 35.0% in the second quarter of 2017, compared to 31.1% in the second quarter of 2016. Our effective income tax rate was 34.2% for the first two quarters of 2017, compared to 32.7% for the first two quarters of 2016. Our effective income tax rate for the second quarter of 2017 was equal to the federal statutory rate due to the utilization of tax credits and deductions, offset by the effect of state income taxes. Our effective income tax rate for the first two quarters of 2017 differed from the federal statutory rate due to the utilization of tax credits and deductions partially offset by the effect of state income taxes. Our effective income tax rate for the second quarter of 2016 and the first two quarters of 2016 differed from the federal statutory rate primarily due to the recognition of excess tax benefits related to share-based payments after the adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718),” which caused a reduction in income tax expense of $23 million in the second quarter of 2016 and $39 million in the first two quarters of 2016, and the benefit from tax credits and deductions, partially offset by the effect of state income taxes.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $0.39 per diluted share for the second quarter of 2017 represented a decrease of 2.5% from net earnings of $0.40 per diluted share for the second quarter of 2016.  Excluding the 2016 Adjusted Items, net earnings of $0.39 per diluted share for the second quarter of 2017 represented a decrease of 17.0% from net earnings of $0.47 per diluted share in the second quarter of 2016.  The 17.0% decrease resulted primarily from lower non-fuel FIFO operating profit, a higher LIFO charge and increased interest expense, partially offset by higher fuel earnings, decreased income tax expense and lower weighted average common shares outstanding due to common share repurchases.

Net earnings of $0.71 per diluted share for the first two quarters of 2017 represented a decrease of 36.0% from net earnings of $1.11 per diluted share for the first two quarters of 2016.  Excluding the 2017 and 2016 Adjusted Items, adjusted net earnings of $0.97 per diluted share for the first two quarters of 2017 represented a 17.8% decrease from adjusted net earnings of $1.18 per diluted share for the first two quarters of 2016.  The 17.8% decrease in adjusted net earnings resulted primarily from lower non-fuel FIFO operating profit, a higher LIFO charge and increased interest expense, partially offset by higher fuel earnings, decreased income tax expense and lower weighted average common shares outstanding due to common share repurchases.

LIQUIDITY AND CAPITAL  RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $3.3 billion of cash from operating activities during the first two quarters of 2017 compared to $3.0 billion during the first two quarters of 2016.  The cash provided by operating activities came from net earnings including noncontrolling interests, adjusted for non-cash expenses, and changes in working capital.  The cash provided from operating activities increased in the first two quarters of 2017 versus 2016, primarily due to positive changes in working capital, partially offset by a decrease in net earnings including noncontrolling interests.  Changes in working capital provided cash from operating activities of $875 million in the first two quarters of 2017, compared to $575 million in the first two quarters of 2016.  This increase was primarily due to a reduction of inventories, prepaid and other current assets and an increase in trade accounts payable, partially offset by lower cash provided by income taxes receivable and payable.  Cash paid for taxes decreased in the first two quarters of 2017, compared with the first two quarters of 2016, primarily due to lower estimated tax payments as a result of the $1 billion, $650 million net of tax, pension contribution made in the third quarter of 2017, as the contribution is deductible for tax purposes.

Net cash used by investing activities

We used $1.5 billion of cash for investing activities during the first two quarters of 2017 compared to $1.9 billion during the first two quarters of 2016.  The amount of cash used for investing activities decreased in the first two quarters of 2017 versus 2016, primarily due to decreased cash payments for capital investments.

We define free cash flow as net cash provided by operating activities minus net cash used by investing activities.  Free cash flow was $1.9 billion in the first two quarters of 2017 compared to $1.1 billion during the first two quarters of 2016.  This increase in free cash flow increases our flexibility when making decisions regarding share repurchases, dividends,  debt levels, and other strategic investments.

Net cash used by financing activities

We used $1.4 billion of cash for financing activities in the first two quarters of 2017 compared to $1.1 billion during the first two quarters of 2016.  The amount of cash used for financing activities for the first two quarters of 2017, compared to the first two quarters of 2016, increased $328 million primarily due to an increase in payments on commercial paper, partially offset by proceeds from issuance of long-term debt.

Debt Management

As of August 12, 2017, we maintained a $2.75 billion (with the ability to increase by $750 million), unsecured revolving credit facility that, unless extended, terminates on June 30, 2019.  Outstanding borrowings under the credit facility, the commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facility.  As of August 12, 2017, we had no outstanding commercial paper and no borrowings under our credit facility.  The outstanding letters of credit that reduce funds available under our credit facility totaled $6 million as of August 12, 2017.

Our bank credit facility and the indentures underlying our publicly issued debt contain various financial covenants.  As of August 12, 2017, we were in compliance with the financial covenants.  Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $29 million as of August 12, 2017 compared to fiscal year end 2016 debt of $14.1 billion.  The decrease in debt is primarily due to decreased commercial paper borrowings, partially offset by additional senior notes outstanding.

On August 29, 2017, we entered into an amended and restated $2.75 billion unsecured revolving credit facility (the “Amended and Restated Credit Agreement”), with a termination date of August 29, 2022, unless extended as permitted under the Amended and Restated Credit Agreement. This Amended and Restated Credit Agreement amended our $2.75 billion credit facility that would otherwise have terminated on June 30, 2019.  The notable changes from the previous agreement include: (1) we have the ability to increase the size of the Amended and Restated Credit Agreement by up to an additional $1 billion,  subject to certain conditions, compared to $750 million in the prior agreement; (2) our Public Debt Rating, as opposed to our Leverage Ratio, is now used as one of the factors in calculating our Interest Rate, Commitment Fee, and Letter of Credit Fees; (3) reduced annual Commitment and certain Letter of Credit Fees at our current Public Debt Rating.  Public Debt Rating means, as of any date, the rating that has been most recently announced by either S&P or Moody’s, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by the Company.

The financial covenants in the Amended and Restated Credit Agreement did not change compared to the prior credit agreement.

Common Share Repurchase Program

During the second quarter of 2017, we invested $258 million to repurchase 10.2 million Kroger common shares at an average price of $25.32 per share.  For the first two quarters of 2017, we invested $1.0 billion to repurchase 35.7 million Kroger common shares at an average price of $28.86 per share.  These shares were reacquired under two separate share repurchase programs.  The first is a series of Board of Director authorizations:

•

On September 15, 2016, our Board of Directors approved a $500 million share repurchase program (the “September 2016 Share Repurchase Program”). This program was exhausted during the first quarter of 2017.

•

On March 9, 2017, our Board of Directors approved an additional $500 million share repurchase program (the “March 2017 Share Repurchase Program”) to supplement the September 2016 Share Repurchase Program.  This program was exhausted during the second quarter of 2017.

•	On June 22, 2017, our Board of Directors approved a $1 billion share repurchase program (the “June 2017 Share Repurchase Program”).

The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option, long-term incentive plans and the associated tax benefits.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to range from $4.7 to $5.0 billion, which includes anticipated requirements for working capital, capital expenditures, pension contributions, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the second quarter of 2017.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  Included in our liquidity needs are $600 million in senior notes maturing in the third quarter of 2017 and a $1 billion, $650 million net of tax, contribution to our Company-sponsored pension plan.  The debt we issued in the second quarter of 2017 contemplated these two uses of cash.   The increase in cash and temporary cash investments and decrease in outstanding commercial paper, compared to year end 2016, were due to the proceeds received from the issuance of $1.5 billion of senior notes in the second quarter of 2017. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

CAPITAL  INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $697 million for the second quarter of 2017, compared to $1.0 billion for the second quarter of 2016.  Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $1.6 billion in the first two quarters of 2017 and $2.2 billion in the first two quarters of 2016.  During the rolling four quarter period ended with the second quarter of 2017, we opened, expanded or relocated 81 supermarkets and also completed 125 major within-the-wall remodels.  Total supermarket square footage at the end of the second quarter of 2017 increased 2.2% from the end of the second quarter of 2016.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the second quarter of 2017 increased 3.2% over the end of the second quarter of 2016.

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

The following table provides a calculation of return on invested capital on a rolling four quarter basis ended August 12, 2017.

Rolling Four Quarters Ended
($ in millions)
August 12, 2017
Return on Invested Capital
Numerator
Operating profit	$2,871
LIFO charge	35
Depreciation and amortization	2,420
Rent	910
Adjustments for pension plan agreements	199
Adjustments for voluntary retirement offering	184
Adjusted operating profit	$6,619

Denominator
Average total assets	$35,631
Average taxes receivable (1)	(61)
Average LIFO reserve	1,318
Average accumulated depreciation and amortization	19,893
Average trade accounts payable	(5,863)
Average accrued salaries and wages	(1,147)
Average other current liabilities (2)	(3,564)
Rent x 8	7,280
Average invested capital	$53,487
Return on Invested Capital	12.37%

(1)	As of August 12, 2017, taxes receivable was $44 million.
(2)

As of August 12, 2017, other current liabilities included accrued income taxes of $44 million.  Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

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

RECENTLY  ADOPTED  ACCOUNTING  STANDARDS

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This amendment requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This amendment became effective for us beginning January 29, 2017, and was adopted prospectively in accordance with the standard. The implementation of this amendment resulted in the reclassification of current deferred tax liabilities as non-current and had no effect on our Consolidated Statements of Operations.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715),” which requires that the service cost component of pension and postretirement benefit costs be presented in the same line item as other current employee compensation costs and other components of those benefit costs be presented separately from the service cost component and outside a subtotal of income from operations, if presented.  The ASU also requires that only the service cost component of pension and postretirement benefit cost is eligible for capitalization. The update is effective for annual periods beginning after December 15, 2017 and interim periods within that annual period. Application is retrospective for the presentation of the components of these benefit costs and prospective for the capitalization of only service costs. We do not expect application of this ASU to have a material impact on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” as amended by several subsequent ASUs, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Per ASU 2015-14, “Deferral of Effective Date,” this guidance will be effective for us in the first quarter of our fiscal year ending February 2, 2019.  We are currently in the process of evaluating the effect of adoption of this ASU on our Consolidated Financial Statements.  Our initial assessment of the new guidance has identified customer loyalty programs and gross versus net reporting relative to arrangements with certain third parties as transactions potentially affected by the new guidance.  Any effects related to these transactions would be primarily changes in presentation within our Consolidated Statements of Operations, but are not expected to affect our Consolidated Balance Sheets or the Consolidated Statements of Cash Flows.  Any effect to net earnings as a result of the adoption is currently not expected to be material.  Additionally, we continue to evaluate the adoption method that will be used to implement the new guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which provides guidance for the recognition of lease agreements.  The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets.  This guidance will be effective for us in the first quarter of fiscal year ending February 1, 2020.  Early adoption is permitted.  The adoption of this ASU will result in a significant increase to our Consolidated Balance Sheets for lease liabilities and right-of-use assets, and we are currently evaluating the other effects of adoption of this ASU on our Consolidated Financial Statements.  This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients and assessing opportunities to make certain changes to our lease accounting information technology system in order to determine the best implementation strategy. We believe our current off-balance sheet leasing commitments are reflected in our investment grade debt rating.

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

•

We expect net earnings to be $1.74 to $1.79 per diluted share for 2017, which includes an estimated $.09 for the 53rd week. We expect 2017 adjusted net earnings per diluted share to be $2.00 to $2.05, including the 53rd week and excluding the 2017 Adjusted Items.  The net earnings per diluted share and adjusted net earnings per diluted share guidance do not include any effect from hurricanes Harvey or Irma or expenses expected to be recognized upon settlement of a Company-sponsored pension plan later this year.

•	We expect identical supermarket sales growth, excluding fuel, of 0.5% to 1.0% for the remainder of fiscal 2017. This guidance does not include any effect from hurricanes Harvey or Irma.
•	We expect full-year FIFO operating margin in 2017, excluding fuel, the 2017 and 2016 Adjusted Items, to decline approximately 30 to 40 basis points compared to 2016 results.
•

We expect capital investments, excluding mergers, acquisitions and purchases of leased facilities, to be $3.0 to $3.3 billion for 2017.  These capital investments include investments in digital and technology; approximately 55 major projects covering new stores, expansions and relocations; 175 major remodels; and other investments including minor remodels, and upgrades to logistics, merchandising systems and infrastructure to support our Customer 1st business strategy.

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
•

We expect 2017 Company-sponsored pension plans expense to be approximately $90 million.  Although we were not required to make a cash contribution in 2017, in the third quarter of 2017, we made a $1 billion, $650 million net of tax, contribution to the plan that will significantly address the underfunded position of the plan.  We do not expect to make any additional contributions to the plan.  In addition, we expect  there will be a settlement charge in the fourth quarter of 2017 associated with the settlement of the Company-sponsored pension plan obligations for eligible participants’ pension balances that are distributed out of the plan via a transfer to other qualified retirement plan options or a lump sum payout, based on each participant’s election.

•

For 2017, we expect to contribute approximately $360 million to multi-employer pension funds, which excludes any additional multi-employer restructuring or withdrawal liabilities that could occur.  Of this amount, $35 million was accrued as of January 28, 2017.  We continue to evaluate and address our potential exposure to underfunded multi-employer pension plans.  Although these liabilities are not a direct obligation or liability for Kroger, any new agreements that would commit us to fund certain multi-employer plans will be expensed when our commitment is probable and an estimate can be made.

•

We are currently negotiating an agreement with the UFCW for store associates in Food 4 Less Warehouse Stores and with the Teamsters for the Master Agreement. This fall, we will begin negotiations with the UFCW for store associates in Charleston, West Virginia. Negotiations this year will be challenging as we must have competitive cost structures in each market while meeting our associates’ needs for solid wages and good quality, affordable health care and retirement benefits. Also, continued long-term financial viability of our current Taft-Hartley pension plan participation is important to address.

•	We believe we have the ability to grow identical supermarket sales and market share in 2018.

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

Item 4.    Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 12, 2017, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended August 12, 2017, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share	or Programs(3)	(in millions)
First four weeks
May 21, 2017 to June 17, 2017	3,360,444	$29.16	3,359,920	$—
Second four weeks
June 18, 2017 to July 15, 2017	3,927,542	$23.06	2,766,360	$945
Third four weeks
July 16, 2017 to August 12, 2017	4,070,300	$23.65	4,070,052	$850
Total	11,358,286	$25.08	10,196,332	$850

(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The second quarter of 2017 contained three 28-day periods.

(2)

Includes (i) shares repurchased under a $500 million share repurchase program approved by the Board of Directors and announced on March 9, 2017 (the “March 2017 Share Repurchase Program”), (ii) shares repurchased under a $1 billion share repurchase program approved by the Board of Directors and announced on June 22, 2017 (the “June 2017 Share Repurchase Program”), (iii)  shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”), and (iv) 1,161,954 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the March 2017 Share Repurchase Program, the June 2017 Share Repurchase Program and the 1999 Repurchase Program.

(4)

The amounts shown in this column reflect the amount remaining under the March 2017 Share Repurchase Program and the June 2017 Share Repurchase Program as of the specified period end dates.  Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity.  The March 2017 Share Repurchase Program was exhausted during the second quarter of 2017.  The June 2017 Share Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be terminated by our Board of Directors at any time.

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

EXHIBIT 10.1	-

Amended and Restated Credit Agreement dated August 29, 2017, among The Kroger Co., the initial lenders named therein, and Bank of America, N.A. and Wells Fargo Bank National Association, as co-administrative agents, Citibank, N.A., as syndication agent, and Mizuho Bank, Ltd. and U.S. Bank National Association, as co-documentation agents, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 29, 2017.

EXHIBIT 10.2*	-	Form of Performance Unit Agreement Under Long-Term Incentive Plans.

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibit - Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.
* Management contract or compensatory plan or arrangement.

Exhibit Index

EXHIBIT 3.1	-

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

EXHIBIT 10.1	-

Amended and Restated Credit Agreement dated August 29, 2017, among The Kroger Co., the initial lenders named therein, and Bank of America, N.A. and Wells Fargo Bank National Association, as co-administrative agents, Citibank, N.A., as syndication agent, and Mizuho Bank, Ltd. and U.S. Bank National Association, as co-documentation agents, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 29, 2017.

EXHIBIT 10.2*	-	Form of Performance Unit Agreement Under Long-Term Incentive Plans.

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibit — Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

 * Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: September 15, 2017	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: September 15, 2017	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Executive Vice President and Chief Financial Officer